Form 10-K
period 1997-12-31
AMERICAN TOWER SYSTEMS CORP
filed 1998-04-09
CIK 1053507

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934*

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
    1934

                FOR THE TRANSITION PERIOD FROM       TO       .
                                              _______  _______

                       COMMISSION FILE NUMBER 333-46025

                      AMERICAN TOWER SYSTEMS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                             65-0598206
    (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)



               116 HUNTINGTON AVENUE BOSTON, MASSACHUSETTS 02116
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                (617) 375-7500
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
             -------------------                    ------------------------------------
                     None                                           None

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                               (TITLE OF CLASS)

                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or d15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No [X]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [_]*

*This question is not currently applicable to the Company because it has not registered any class of equity security pursuant to Section 12 of the Securities Exchange Act of 1934.

  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 7, 1998 was approximately $15,143,500 based on a per share price of $22 5/8, the average of the bid and asked prices of the Company's capital stock as quoted on the "when-issued" inter-dealer bulletin board of the over-the-counter market on April 7, 1998. Alternately, the price at which the common equity was last sold was $10.00 per share on January 22, 1998. As of April 7, 1998, 36,351,266 shares of Class A Common Stock, 9,329,576 shares of Class B Common Stock and 3,295,518 shares of the Class C Common Stock were issued and outstanding.


** This constitutes a Special Financial Report pursuant to Rule 15d-2 and accordingly contains only the Registrant's audited financial statements and related financial statement schedules for the fiscal year ended December 31, 1997. The Registrant's Registration Statement on Form S-4, covering shares of the Registrant's Common Stock, par value $.01 per share, became effective on February 17, 1998. Because the Company is not subject to
   Section 14 of the Exchange Act at this time, it has no obligation and is not furnishing an annual report or proxy materials to security holders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               PARTS I, II, III.

                          Not required by Rule 15d-2.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report.

(1) Index to Financial Statements

                                                                           PAGE
                                                                           ----
AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES
 Independent Auditors' Report............................................. F-1
 Consolidated Balance Sheets as of December 31, 1997 and 1996............. F-2
 Consolidated Statements of Operations for the years ended December 31,
  1997 and 1996 and the period from July 17, 1995 (Incorporation) to
  December 31, 1995 ...................................................... F-3
 Consolidated Statements of Stockholder's Equity for the years ended
  December 31, 1997 and 1996 and the period from July 17, 1995
  (Incorporation) to December 31, 1995 ................................... F-4
 Consolidated Statements of Cash Flows for the years ended December 31,
  1997 and 1996 and the period from July 17, 1995 (Incorporation) to
  December 31, 1995 ...................................................... F-5
 Notes to Consolidated Financial Statements............................... F-6

(b) Reports on Form 8-K. Not applicable.

(c) Exhibits. Not required by Rule 15d-2.

Signatures................................................................ (i)

(d) Index to Financial Statement Schedules.

Schedule I--Condensed Financial Information of Registrant................. S-1
Schedule II--Valuation and Qualifying Accounts............................ S-3

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
American Tower Systems Corporation:

  We have audited the accompanying consolidated balance sheets of American Tower Systems Corporation and subsidiaries (the "Company"), a wholly owned subsidiary of American Radio Systems Corporation, as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 1997 and 1996 and the period from July 17, 1995 (Incorporation) to December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item
14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the companies as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 and the period from Incorporation to December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Boston, Massachusetts
March 6, 1998 (except for Note 4,
as to which the date is March 27, 1998)

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 1997 AND DECEMBER 31, 1996

                                                         1997         1996
                                                     ------------  -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................... $  4,595,500  $ 2,373,360
  Accounts receivable, net of allowance for doubtful
   accounts of $125,000 and $47,000 in 1997 and
   1996, respectively ..............................    3,238,877      236,990
  Prepaid and other current assets..................      789,677       79,657
  Deferred income taxes.............................       62,560
                                                     ------------  -----------
    Total current assets............................    8,686,614    2,690,007
                                                     ------------  -----------
PROPERTY AND EQUIPMENT, net.........................  117,617,776   19,709,523
UNALLOCATED PURCHASE PRICE, net.....................  108,192,255   12,954,959
OTHER INTANGIBLE ASSETS, net........................    8,424,406    1,336,361
INVESTMENT IN AFFILIATE.............................      310,305      325,000
NOTES RECEIVABLE....................................   10,700,000
DEPOSITS AND OTHER LONG-TERM ASSETS.................    1,424,540      101,803
                                                     ------------  -----------
TOTAL............................................... $255,355,896  $37,117,653
                                                     ============  ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt................. $    110,391  $   117,362
  Accounts payable..................................    3,738,230    1,058,822
  Accrued expenses..................................    4,492,064      715,322
  Accrued interest..................................      913,624
  Unearned income...................................    1,752,248      252,789
                                                     ------------  -----------
    Total current liabilities.......................   11,006,557    2,144,295
                                                     ------------  -----------
LONG-TERM DEBT......................................   90,066,269    4,417,896
DEFERRED INCOME TAXES...............................      417,628      279,218
OTHER LONG-TERM LIABILITIES.........................       32,750       18,950
                                                     ------------  -----------
    Total long-term liabilities.....................   90,516,647    4,716,064
                                                     ------------  -----------
MINORITY INTEREST IN SUBSIDIARIES...................      625,652      528,928
                                                     ------------  -----------
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER'S EQUITY:
  Preferred Stock; $0.01 par value; 20,000,000
   shares authorized; no shares issued or outstand-
   ing..............................................
  Common Stock; $.01 par value; 10,000,000 shares
   authorized, 3,000 shares issued and outstanding
   in 1996..........................................                        30
  Class A Common Stock; $.01 par value; 200,000,000
   shares authorized; 29,667,883 shares issued and
   outstanding......................................      296,679
  Class B Common Stock; $.01 par value; 50,000,000
   shares authorized; 4,670,626 shares issued and
   outstanding......................................       46,706
  Class C Common Stock; $.01 par value; 10,000,000
   shares authorized; 1,295,518 shares issued and
   outstanding......................................       12,955
  Additional paid-in capital........................  155,710,741   30,318,420
  Accumulated deficit...............................   (2,860,041)    (590,084)
                                                     ------------  -----------
    Total stockholder's equity......................  153,207,040   29,728,366
                                                     ------------  -----------
TOTAL............................................... $255,355,896  $37,117,653
                                                     ============  ===========

                See notes to consolidated financial statements.

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

      YEARS ENDED DECEMBER 31, 1997 AND 1996 AND PERIOD FROM JULY 17, 1995
                      (INCORPORATION) TO DECEMBER 31, 1995

                                                PERIOD ENDED DECEMBER 31,
                                            -----------------------------------
                                               1997         1996        1995
                                            -----------  ----------  ----------
REVENUES:
  Tower (includes revenue from related
   parties of $389,000 and $70,000 in 1997
   and 1996, respectively)................  $13,025,257  $2,816,633  $  162,933
  Site acquisition services...............    2,122,547
  Video, voice and data transmission......    2,083,756
  Other...................................      276,907      80,245         186
                                            -----------  ----------  ----------
    Total operating revenues..............   17,508,467   2,896,878     163,119
                                            -----------  ----------  ----------
OPERATING EXPENSES:
  Operating expenses excluding
   depreciation and amortization and
   corporate general and administrative
   expenses:
   Tower..................................    6,080,273   1,362,284      59,417
   Site acquisition services..............    1,360,217
   Video, voice and data transmission.....    1,272,682
  Depreciation and amortization...........    6,326,323     989,936      57,428
  Corporate general and administrative
   expense................................    1,536,263     830,248     230,109
                                            -----------  ----------  ----------
    Total operating expenses..............   16,575,758   3,182,468     346,954
                                            -----------  ----------  ----------
INCOME (LOSS) FROM OPERATIONS.............      932,709    (285,590)   (183,835)
                                            -----------  ----------  ----------
OTHER INCOME (EXPENSE):
  Interest expense........................   (3,039,235)
  Interest income and other, net..........      235,023      36,204
  Minority interest in net earnings of
   subsidiaries...........................     (177,313)   (184,897)
                                            -----------  ----------  ----------
TOTAL OTHER EXPENSE.......................   (2,981,525)   (148,693)
                                            -----------  ----------  ----------
LOSS BEFORE BENEFIT (PROVISION) FOR INCOME
 TAXES AND EXTRAORDINARY LOSS.............   (2,048,816)   (434,283)   (183,835)
BENEFIT (PROVISION) FOR INCOME TAXES......      472,671     (45,390)     73,424
                                            -----------  ----------  ----------
LOSS BEFORE EXTRAORDINARY LOSS............   (1,576,145)   (479,673)   (110,411)
EXTRAORDINARY LOSS ON EXTINGUISHMENT OF
 DEBT, NET OF INCOME TAX BENEFIT OF
 $462,500.................................     (693,812)
                                            -----------  ----------  ----------
NET LOSS..................................  $(2,269,957) $ (479,673) $ (110,411)
                                            ===========  ==========  ==========
BASIC AND DILUTED PRO FORMA PER COMMON
 SHARE AMOUNTS:
  Loss before extraordinary loss..........  $     (0.03)
  Extraordinary loss......................        (0.01)
                                            -----------
  Net loss................................  $     (0.05)
                                            ===========
PRO FORMA WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING................   48,691,790
                                            ===========

                See notes to consolidated financial statements.

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

     YEARS ENDED DECEMBER 31, 1997 AND 1996 AND PERIOD FROM JULY 17, 1995
                     (INCORPORATION) TO DECEMBER 31, 1995

                      COMMON STOCK       COMMON STOCK          COMMON STOCK         COMMON STOCK
                   ------------------ -------------------- -------------------- --------------------
                                            CLASS A              CLASS B              CLASS C
                                      -------------------- -------------------- --------------------  ADDITIONAL
                   OUTSTANDING        OUTSTANDING          OUTSTANDING          OUTSTANDING            PAID-IN     ACCUMULATED
                     SHARES    AMOUNT   SHARES     AMOUNT    SHARES     AMOUNT    SHARES     AMOUNT    CAPITAL       DEFICIT
                   ----------- ------ ----------- -------- ----------- -------- ----------- -------- ------------  -----------
Issuance of
 common stock to
 parent..........        10
Contributions
 from parent:
 Cash............                                                                                    $    242,215
 Non-cash........                                                                                       3,816,445
Cash transfers to
 parent..........                                                                                        (179,426)
Net loss.........                                                                                                  $  (110,411)
                     ------                                                                          ------------  -----------
BALANCE, DECEMBER
 31, 1995........        10                                                                             3,879,234     (110,411)
Issuance of
 common stock to
 parent..........     2,990     $30                                                                           (30)
Contributions
 from parent:
 Cash............                                                                                       2,548,557
 Non-cash........                                                                                      29,856,885
Transfers to par-
 ent:
 Cash............                                                                                      (4,866,226)
 Non-cash........                                                                                      (1,100,000)
Net loss.........                                                                                                     (479,673)
                     ------     ---                                                                  ------------  -----------
BALANCE, DECEMBER
 31, 1996........     3,000      30                                                                    30,318,420     (590,084)
Contributions
 from parent:
 Cash............                                                                                     143,073,631
 Non-cash........                                                                                          50,000
Transfers to par-
 ent:
 Cash............                                                                                     (16,650,000)
 Non-cash........                                                                                        (725,000)
Recapitalization
 (Note 8)........    (3,000)    (30)  29,667,883  $296,679  4,670,626  $ 46,706  1,295,518  $ 12,955     (356,310)
Net loss.........                                                                                                   (2,269,957)
                     ------     ---   ----------  --------  ---------  --------  ---------  -------- ------------  -----------
BALANCE, DECEMBER
 31, 1997........        --     $--   29,667,883  $296,679  4,670,626  $ 46,706  1,295,518  $ 12,955 $155,710,741  $(2,860,041)
                     ======     ===   ==========  ========  =========  ========  =========  ======== ============  ===========
                      TOTAL
                   -------------
Issuance of
 common stock to
 parent..........
Contributions
 from parent:
 Cash............  $    242,215
 Non-cash........     3,816,445
Cash transfers to
 parent..........      (179,426)
Net loss.........      (110,411)
                   -------------
BALANCE, DECEMBER
 31, 1995........     3,768,823
Issuance of
 common stock to
 parent..........
Contributions
 from parent:
 Cash............     2,548,557
 Non-cash........    29,856,885
Transfers to par-
 ent:
 Cash............    (4,866,226)
 Non-cash........    (1,100,000)
Net loss.........      (479,673)
                   -------------
BALANCE, DECEMBER
 31, 1996........    29,728,366
Contributions
 from parent:
 Cash............   143,073,631
 Non-cash........        50,000
Transfers to par-
 ent:
 Cash............   (16,650,000)
 Non-cash........      (725,000)
Recapitalization
 (Note 8)........
Net loss.........    (2,269,957)
                   -------------
BALANCE, DECEMBER
 31, 1997........  $153,207,040
                   =============

                See notes to consolidated financial statements.

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

      YEARS ENDED DECEMBER 31, 1997 AND 1996 AND PERIOD FROM JULY 17, 1995
                      (INCORPORATION) TO DECEMBER 31, 1995

                                             PERIOD ENDED DECEMBER 31,
                                       ---------------------------------------
                                           1997           1996         1995
                                       -------------  -------------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss............................. $  (2,269,957) $    (479,673) $(110,411)
 Adjustments to reconcile net loss to
  cash provided by (used in) operating
  activities:
  Depreciation and amortization.......     6,326,323        989,936     57,428
  Minority interest in net earnings of
   subsidiary.........................       177,313        184,897
  Amortization of deferred financing
   costs..............................       187,910
  Provision for losses on accounts
   receivable.........................       124,350         47,044
  Extraordinary loss, net.............       693,812
  Deferred income taxes...............       146,529        108,715
  Changes in assets and liabilities,
   net of acquisitions:
    Accounts receivable...............    (3,155,831)      (246,867)   (37,167)
    Prepaid and other current assets..       158,897       (226,814)   (54,499)
    Accounts payable and accrued
     expenses.........................     5,096,378      1,580,284     93,860
    Accrued interest..................       913,624
    Unearned income...................     1,499,459        252,789
    Other long-term liabilities.......        13,800         18,950
                                       -------------  -------------  ---------
Cash provided by (used in) operating
 activities...........................     9,912,607      2,229,261    (50,789)
                                       -------------  -------------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property
   and equipment and construction.....   (20,614,412)
  Payments for tower related
   acquisitions.......................  (184,075,851)
  Advances of notes receivable........   (10,961,416)
  Deposits and other long-term
   assets.............................    (1,131,247)
                                       -------------
  Cash used for investing activities..  (216,782,926)
                                       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facility....   151,000,000      2,500,000
  Repayment of credit facility........   (65,000,000)
  Borrowings under other notes
   payable............................                      231,115
  Repayments of other notes payable...      (358,598)      (106,697)
  Contributions from parent...........   143,073,631      2,548,557    242,215
  Cash transfers to parent............   (16,650,000)    (4,866,226)  (179,426)
  Distributions to minority interest..      (419,160)      (174,650)
  Additions to deferred financing
   costs..............................    (2,553,414)
                                       -------------  -------------  ---------
Cash provided by financing
 activities...........................   209,092,459        132,099     62,789
                                       -------------  -------------  ---------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS..........................     2,222,140      2,361,360     12,000
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD............................     2,373,360         12,000
                                       -------------  -------------  ---------
CASH AND CASH EQUIVALENTS, END OF
 PERIOD...............................     4,595,500  $   2,373,360  $  12,000
                                       =============  =============  =========

                See notes to consolidated financial statements.

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business and Corporate Structure--American Tower Systems Corporation and subsidiaries (collectively, ATS or the Company) is a wholly-owned subsidiary of American Radio Systems Corporation (ARS or the Parent). American Tower Systems (Delaware), Inc. (ATSI) is a wholly-owned subsidiary of the Company which holds substantially all the operating assets and liabilities of the business.

  The Company was incorporated on July 17, 1995 (Incorporation) for the purpose of acquiring, developing, marketing, managing and operating wireless communications tower sites throughout the United States, for use by wireless communications providers and television and radio broadcasters.

  In January 1998, ATS completed a corporate restructuring pursuant to which ATS and ATSI contributed their assets and liabilities to a newly formed operating subsidiary, American Tower Systems, L.P., (ATSLP). In connection therewith, ATSI and ATSLP became co-borrowers under the Loan Agreement described in Note 4. The tax sharing agreement between ARS and ATS described in Note 7 was terminated in connection with the corporate restructuring.

  ATS's primary business is the leasing of antennae sites on multi-tenant towers for a diverse range of wireless communications industries, including personal communications services (PCS), cellular, paging, specialized mobile radio, enhanced specialized mobile radio (ESMR) and fixed microwave, as well as radio and television broadcasters. ATS also offers its customers a broad range of network development services, including network design, site acquisition, zoning and other regulatory approvals, site construction and antennae installation. ATS intends to expand these services and to capitalize on its relationships with its wireless customers through major built to suit construction projects. ATS is also engaged in the video, voice and data transmission business, which it currently conducts in the New York City to Washington, D.C. corridor and in Texas.

  As of December 31, 1997, the Company owned and/or operated approximately 670 wireless communication sites, principally in the Northeast and Mid-Atlantic regions, Florida and California.

  In September 1997, ARS entered into a merger agreement (as amended and restated in December 1997, the CBS Merger Agreement) with a subsidiary of CBS Corporation (CBS), pursuant to which a subsidiary of CBS will merge with and into ARS and ARS will become a subsidiary of CBS (the CBS Merger). Following consummation of the CBS Merger, ATS will operate as an independent, publicly owned corporation (the Tower Separation). Each holder of record, at the effective time of the CBS Merger, of shares of ARS common stock will receive:
(i) $44.00 per share in cash; and (ii) one share of ATS common stock of the same class as the class of ARS Common Stock to be surrendered. ARS and ATS will enter into certain agreements pursuant to the CBS Merger Agreement providing for, among other things, the orderly separation of ARS and ATS, the transfer of lease obligations to ATS of leased space on certain towers owned or leased by ARS to ATS, and the allocation of certain tax liabilities between ARS and ATS. ATS is obligated to reimburse ARS for the tax liabilities attributable to the distribution of ATS common stock pursuant to the CBS Merger and the earlier deconsolidation (for federal and state income tax purposes) of ATS from ARS (the CBS Merger Tax Liability). Based on an estimate of "fair market value" using available information as of March 27, 1998 of $16.00 per share of ATS common stock, the estimated CBS Merger Tax Liability is approximately $173.0 million of which approximately $20.0 million will be borne by ARS and the remaining obligation (of approximately $153.0 million) will be paid by ATS. The estimated federal income tax liability will increase or decrease by approximately $14.8 million for each $1.00 increase or decrease in the "fair market value" per share of the ATS common stock. ATS expects to use the proceeds of an equity offering or external financing to reimburse ARS for such tax liability if due in 1998 or to use borrowings under the Loan Agreement if due in 1999; the timing of such payment depends on when the CBS Merger is consummated. (See Note 5).

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

  In addition, following the CBS Merger, ATS will assume ARS' lease obligations with respect to ARS' corporate headquarters in Boston, Massachusetts and certain senior executives of ARS will become employees of ATS. Future lease payments required under the lease agreements assumed aggregate approximately $1.6 million through July 2006.

  The CBS Merger has been approved by the stockholders of ARS who hold sufficient voting power to approve such action. Consummation of the Merger is subject to, among other things, the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (HSR Act) and the approval by the Federal Communications Commission (FCC) of the transfer of control of ARS' FCC licenses with respect to its radio stations to CBS. Subject to the satisfaction of such conditions, the CBS Merger is expected to be consummated in the Spring of 1998.

  Principles of Consolidation and Basis of Presentation--The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliates, where ATS owns more than 20 percent of the voting power of the affiliate but not in excess of 50 percent, are accounted for using the equity method. Separate financial information regarding equity method investees is not significant. The Company also consolidates its 50.1% interest and its 70.0% interest in two other tower communications limited liability companies, with the other members' investments reflected as minority interest in subsidiaries in the accompanying consolidated financial statements.

  Through December 31, 1997, ATS effectively operated as a stand-alone entity, with its own corporate staff and headquarters, and received minimal assistance from personnel of the Parent. Accordingly, the accompanying consolidated financial statements do not include any cost allocations from the Parent. However, the consolidated financial statements may not reflect the results of operations or financial position of ATS had it been an independent public company during the periods presented.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the consolidated financial statements.

  Revenue Recognition--Tower revenues are recognized when earned. Escalation clauses and other incentives present in tower lease agreements with the Company's customers are recognized on a straight-line basis over the term of the leases. Site acquisition and video voice and data transmission revenues are recognized as such services are provided. Amounts billed or received prior to services being performed are deferred until such time as the revenue is earned.

  Corporate General and Administrative Expense--Corporate general and administrative expense consists of corporate overhead costs not specifically allocable to any of the Company's individual business properties.

  Concentration of Credit Risk--The Company extends credit to customers on an unsecured basis in the normal course of business. The Company has policies governing the extension of credit and collection of amounts due from customers.

  Derivative Financial Instruments--The Company uses derivative financial instruments as a means of managing interest-rate risk associated with current debt or anticipated debt transactions that have a high probability of being executed. The Company's interest rate protection agreements generally consist of interest rate swap agreements and interest rate cap agreements. These instruments are matched with either fixed or variable rate debt, and payments thereon are recorded on a settlement basis as an adjustment to interest expense. Premiums paid to purchase interest rate cap agreements are amortized as an adjustment of interest expense over the life of the contract. Derivative financial instruments are not held for trading purposes. (See Note 4).

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

  Cash and Cash Equivalents--Cash and cash equivalents include cash on hand, demand deposits and short-term investments with remaining maturities when purchased of three months or less.

  Property and Equipment and Unallocated Purchase Price--Property and equipment are recorded at cost, or at estimated fair value in the case of acquired properties. Cost includes expenditures for communications sites and related assets and the net amount of interest cost associated with significant capital additions. Approximately $458,000 and $120,000 of interest was capitalized for the years ended December 31, 1997 and 1996, respectively. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to fifteen years.

  The excess of purchase price over the estimated fair value of net assets acquired has been preliminarily recorded as unallocated purchase price and is being amortized over an estimated aggregate useful life of fifteen years using the straight-line method. Accumulated amortization aggregated approximately $3,726,000 and $356,000 at December 31, 1997 and 1996, respectively. The consolidated financial statements reflect the preliminary allocation of certain purchase prices as the appraisals for some acquisitions have not yet been finalized. The Company is currently conducting studies to determine the purchase price allocations and expects that upon final allocation the average estimated useful life will approximate fifteen years. The final allocation of purchase price is not expected to have a material effect on the Company's consolidated results of operations, liquidity or financial position.

  Intangible Assets--Intangible assets are being amortized on a straight-line basis over their estimated useful lives, ranging from five to eight years. Other intangible assets consist principally of a noncompetition agreement, deferred financing costs and deferred acquisition costs. Deferred private placement fees and Tower Separation fees will be reclassified to additional paid-in capital upon consummation of the related transactions. (See Note 3).

  Notes Receivable--In connection with the acquisition of OPM-USA-INC. (OPM) and the acquisition of Gearon & Co. Inc. (Gearon) described in Note 11, the Company entered into certain note agreements prior to consummation of these acquisitions. The Company agreed to advance OPM an amount not to exceed $37.0 million, of which approximately $5.7 million (excluding accrued interest) was advanced as of December 31, 1997. The note bore interest at prime rate plus 3%, was unsecured and was settled upon closing of the OPM acquisition.

  The Company agreed to advance Gearon an amount not to exceed $10.0 million prior to closing, of which approximately $5.0 million was advanced as of December 31, 1997. The note bore interest at approximately 7.25%, was unsecured and was paid upon closing of the Gearon acquisition.

  Income Taxes--Deferred taxes are provided to reflect temporary differences in basis between book and tax assets and liabilities, and net operating loss carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. Through December 31, 1997, ATS filed as part of a consolidated filing group with ARS; there are no significant differences between the tax provision or benefit recorded and the amounts measured on a separate return basis. (See Note 7).

  Pro Forma Loss Per Common Share--Pro forma loss per common share is computed using the number of shares of common stock expected to be outstanding upon consummation of the CBS Merger. These shares include shares issued pursuant to the stock purchase agreement described in Note 8 and the Gearon acquisition described in Note 11 and also includes shares of ATS common stock issuable upon exercise of ARS options (each ARS option in effect represents the right to receive $44 in cash and one ATS share; such exercise is expected to occur upon closing). Shares issuable upon exercise of ATS and ATSI options have been excluded from the computation as the effect is anti-dilutive. Had ATS and ATSI options been included in the computation, shares for diluted computation would have been increased by 5,268,255.

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

  Impairment of Long-Lived Assets--Recoverability of long-lived assets is determined by periodically comparing the forecasted undiscounted net cash flows of the operations to which the assets relate to the carrying amount, including associated intangible assets of such operations. Through December 31, 1997, no impairments requiring adjustment have occurred.

  Stock-Based Compensation--Compensation related to equity grants or awards to employees is measured using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. (See Note 8).

  Fair Value of Financial Instruments--The Company believes that the carrying value of all financial instruments, excluding the interest rate protection agreements, is a reasonable estimate of fair value as of December 31, 1997 and 1996. The fair value of the interest rate protection agreements are obtained from independent market quotes. These values represent the amount the Company would receive or pay to terminate the agreements taking into consideration current market interest rates. The Company would expect to pay approximately $97,000 to settle these agreements at December 31, 1997. There were no interest rate protection agreements at December 31, 1996. (See Note 4).

  Retirement Plan--Employees of the Company are eligible for participation in a 401(k) plan sponsored by ARS, subject to certain minimum age and length-of-employment requirements. Administrative expenses of the plan are borne by ARS and are not significant to ATS. Under the plan, the Company matches 30% of the participants' contributions up to 5% of compensation. The Company contributed approximately $16,800 and $6,000 for the years ended December 31, 1997 and 1996, respectively. The Company's contributions for the period from Incorporation to December 31, 1995 were not material.

  Recent Accounting Pronouncements--In June 1997, the FASB released FAS No. 130 "Reporting Comprehensive Income" (FAS 130), and FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). Those pronouncements will be effective in 1998. FAS 130 establishes standards for reporting comprehensive income items and will require the Company to provide a separate statement of comprehensive income; reported financial statement amounts will be affected by this adoption. FAS 131 establishes standards for reporting information about the Company's operating segments in its annual report and interim reports and will require the Company to adopt this standard in 1998.

  In February 1998, the FASB released FAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (FAS 132), which the Company will be required to adopt in 1998. FAS 132 will require additional disclosure concerning changes in the Company's pension obligations and assets and eliminates certain other disclosures no longer considered useful. Adoption will not have any effect on reported consolidated results of operations or consolidated financial position.

  Reclassifications--Certain reclassifications have been made to the 1995 and 1996 financial statements to conform with the 1997 presentation.

2. PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following as of December 31:

                                                         1997         1996
                                                     ------------  -----------
   Land and improvements...........................  $ 17,955,568  $ 4,081,011
   Buildings and improvements......................    17,731,874
   Towers..........................................    48,315,930   11,473,259
   Technical equipment.............................     3,624,239       53,124
   Transmitter equipment...........................    18,211,996       13,550
   Office equipment, furniture, fixtures and other
    equipment......................................     4,076,212      317,025
   Construction in progress........................    10,641,639    4,276,410
                                                     ------------  -----------
       Total.......................................   120,557,458   20,214,379
   Less accumulated depreciation and amortization..    (2,939,682)    (504,856)
                                                     ------------  -----------
   Property and equipment, net.....................  $117,617,776  $19,709,523
                                                     ============  ===========

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

3. OTHER INTANGIBLE ASSETS

  Other intangible assets consisted of the following as of December 31:

                                                            1997        1996
                                                         ----------  ----------
   Non-compete agreement................................ $5,530,000
   Deferred financing costs.............................  2,519,312  $1,255,474
   Deferred acquisition costs...........................    438,238      93,965
   Deferred private placement fees......................    546,023
   Other................................................    100,923
                                                         ----------  ----------
      Total.............................................  9,134,496   1,349,439
   Less accumulated amortization........................   (710,090)    (13,078)
                                                         ----------  ----------
   Other intangible assets, net......................... $8,424,406  $1,336,361
                                                         ==========  ==========

4. FINANCING ARRANGEMENTS

  Outstanding amounts under the Company's long-term financing arrangements consisted of the following as of December 31:

                                                           1997         1996
                                                        -----------  ----------
   Loan Agreement...................................... $88,500,000  $2,500,000
   Note payable--other.................................   1,466,854   1,557,701
   Other obligations...................................     209,806     477,557
                                                        -----------  ----------
   Total...............................................  90,176,660   4,535,258
   Less current portion................................    (110,391)   (117,362)
                                                        -----------  ----------
   Long-term debt...................................... $90,066,269  $4,417,896
                                                        ===========  ==========

  Loan Agreements--In October 1997, ATSI entered into a new loan agreement with a syndicate of banks (the Loan Agreement), which replaced the previously existing credit agreement. All amounts outstanding under the previous agreement were repaid with proceeds from the Loan Agreement. The following discussion, with the exception of the information regarding interest rates and availability under the agreements, is based on the terms and conditions of the Loan Agreement. Collectively, the previous loan agreement and the 1997 Loan Agreement (as amended and restated on December 31, 1997 and March 27, 1998) are referred to as the Loan Agreements.

  The Loan Agreement provides ATSI with a $250.0 million loan commitment based on ATSI maintaining certain operational ratios, and an additional $150.0 million loan at the discretion of ATSI. The Loan Agreement may be borrowed, repaid and reborrowed without reducing the availability until June 2005 except as specified in the Loan Agreement; thereafter, availability decreases in an amount equal to 50% of excess cash flow, as defined in the Loan Agreement, for the fiscal year immediately preceding the calculation date. In addition, the Loan Agreement requires commitment reductions in the event of sale of ATSI's common stock or debt instruments, and/or permitted asset sales, as defined in the Loan Agreement.

  Outstanding amounts under the Loan Agreements bear interest at either LIBOR (5.90% as of December 31, 1997 and 5.78% as of December 31, 1996) plus 1.0% to 2.25% or Base Rate, as defined in the Loan Agreements, plus 0.00% to 1.00%. The spread over LIBOR and the Base Rate varies from time to time, depending upon ATSI's financial leverage. Under certain circumstances, ATSI may request that rates be fixed or capped. For the years ended December 31, 1997 and 1996, the weighted average interest rate of the Loan Agreements was 7.54% and 8.75%, respectively.

  There was $32.7 million and $67.5 million available under the Loan Agreements at December 31, 1997 and 1996, respectively. ATSI pays quarterly commitment fees ranging from .375% to .50%, based on ATSI's financial leverage and the unused portion of the aggregated commitment. Commitment fees paid related to the Loan Agreements aggregated approximately $416,000 and $24,000 for the years ended December 31, 1997 and 1996, respectively.

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

  The Loan Agreement contains certain financial and operational covenants and other restrictions with which ATSI must comply, whether or not any borrowings are outstanding, including among others, maintenance of certain financial ratios, limitations on acquisitions, additional indebtedness and capital expenditures, as well as restrictions on cash distributions unless certain financial tests are met, and the use of borrowings. The obligations of ATSI under the Loan Agreement are collateralized by a first priority security interest in substantially all of the assets of ATSI. ATS has pledged all of its stock to the banks as security for ATSI's obligations under the Loan Agreement. ATS is in the process of negotiating an amended and restated loan agreement with its senior lenders, pursuant to which the Company expects that the existing maximum borrowing will be increased from $400.0 million to $900.0 million, subject to compliance with certain financial ratios, and ATS will be able to borrow an additional $150.0 million, subject to compliance with certain less restrictive ratios. Borrowings under an amended loan agreement will also be available to finance acquisitions. In connection with the refinancing, the Company expects to recognize an extraordinary loss of approximately $1.4 million, net of a tax benefit of $0.9 million, during the second quarter of 1998.

  Following the closing of the Loan Agreement in October 1997, ATSI incurred an extraordinary loss of approximately $1,156,000 (approximately $694,000 net of the applicable income tax benefit) representing the write-off of deferred financing fees associated with the previous agreement.

  Derivative Positions--Under the terms of the Loan Agreement, ATSI is required, under certain conditions, to enter into interest rate protection agreements. There were no such agreements outstanding at December 31, 1996. As of December 31, 1997, ATSI maintained a swap agreement, expiring in January 2001, under which the interest rate is fixed with respect to $7.3 million of notional principal amount at approximately 6.4%. ATSI also maintained two cap agreements; one expiring in July 2000, under which the interest rate is fixed with respect to $21.6 million of notional principal amount at approximately 9.5%, and one expiring in November 1999, under which the interest rate is fixed with respect to $7.0 million of notional principal amount at approximately 8.5%. ATSI's exposure under these agreements is limited to the impact of variable interest rate fluctuations and the periodic settlement of amounts due under these agreements if the other parties fail to perform.

  Note Payable--Other--A limited liability company, which is under majority control of the Company, has a note secured by the minority shareholder's interest in the limited liability company. Interest rates under this note are determined, at the option of the limited liability company, at either the Floating Rate (as defined in the note agreement) or the Federal Home Loan BankBoston rate plus 2.25%. As of December 31, 1997 and 1996, the effective interest rate on borrowings under this note was 8.02%. The note is payable in equal monthly principal payments with interest through 2006.

  Other Obligations--In connection with various acquisitions, the Company assumed certain long-term obligations of the acquired entities. Substantially all of these obligations were repaid during 1997, with the remaining unpaid obligation payable in monthly installments through 2014.

  Future principal payments required under the Company's financing arrangements at December 31, 1997 are approximately:

   Year Ending:
   1998............................................................. $   110,000
   1999.............................................................     119,000
   2000.............................................................     128,000
   2001.............................................................     137,000
   2002.............................................................     148,000
   Thereafter.......................................................  89,535,000
                                                                     -----------
     Total.......................................................... $90,177,000
                                                                     ===========

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

5. COMMITMENTS AND CONTINGENCIES

  Lease Obligations--The Company leases space for its existing offices in Florida, California, Pennsylvania and Virginia, space on various communications towers and land under operating leases that expire over various terms. The Company also subleases space on communications towers under substantially the same terms and conditions, including cancellation rights, as those found in its own lease contracts. Most leases allow cancellation at will or under certain technical circumstances. Many of the leases also contain renewal options with specified increases in lease payments upon exercise of the renewal option.

  Future minimum rental payments under noncancelable leases in effect at December 31, 1997, excluding assumption of the ARS lease obligations described in Note 1, are approximately as follows:

   Year Ending:
   1998............................................................. $ 3,996,000
   1999.............................................................   3,508,000
   2000.............................................................   3,213,000
   2001.............................................................   2,706,000
   2002.............................................................   1,992,000
   Thereafter.......................................................  10,373,000
                                                                     -----------
     Total.......................................................... $25,788,000
                                                                     ===========

  Aggregate rent expense under operating leases for the years ended December 31, 1997, 1996 and period ended December 31, 1995 approximated $2,110,000, $420,000, and $5,000, respectively.

  Customer Leases--The Company leases space on its various tower properties (both owned and managed) to customers which typically are for set periods of time, although some leases are cancellable at the customers' option and others are automatically renewed and have no fixed term. Long-term leases typically contain provisions for renewals and specified rent increases over the lease term.

  Future minimum rental receipts expected to be received from customers under noncancelable lease agreements in effect at December 31, 1997 are approximately as follows:

   Year Ending:
   1998............................................................. $21,017,000
   1999.............................................................  16,899,000
   2000.............................................................  14,691,000
   2001.............................................................  12,369,000
   2002.............................................................   8,128,000
   Thereafter.......................................................  26,892,000
                                                                     -----------
     Total.......................................................... $99,996,000
                                                                     ===========

  Tower rental revenues under the Company's sub-leases approximated $978,000 and $468,000 for the years ended December 31, 1997 and 1996, respectively.

  Acquisition Commitments--See Notes 9 and 11 for information with respect to acquisitions and related commitments.

 CBS Merger--The CBS Merger Tax Liability has been estimated based on an assumed fair market value of the ATS Common Stock of $16.00 per share price, resulting in a tax liability of approximately $173.0 million, of which $20.0 million will be borne by ARS and the remaining obligation will be required to be paid by ATS pursuant to provisions of the CBS Merger Agreement. The Company's portion of the CBS Merger Tax Liability

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES is expected to be paid with the proceeds of an equity offering or external financing if due in 1998, or borrowings under ATS's Loan Agreement if due in 1999; the timing of such payment is dependent upon the timing of the consummation of the CBS Merger. Such estimated tax liability would increase or decrease by approximately $14.8 million for each $1.00 per share increase or decrease in the fair market value of the ATS Common Stock.

  The CBS Merger Agreement also provides for closing date balance sheet adjustments based upon the working capital and specified debt levels (including the liquidation preference of the ARS Cumulative Preferred Stock) of ARS at the effective time of the CBS Merger which may result in payments to be made by either ARS or ATS to the other party following the closing date of the CBS Merger. ATS will benefit from or bear the cost of such adjustments. Since the amounts of working capital and debt are dependent upon future operations and events, including without limitation cash flow from operations, capital expenditures, and expenses of the CBS Merger, neither ARS nor ATS is able to state with any degree of certainty what payments, if any, will be owed following the closing date by either ARS or ATS to the other party.

  Litigation--The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company's consolidated financial position, the results of operations or liquidity.

6. RELATED PARTY TRANSACTIONS

  The Company received revenues of approximately $389,000 and $70,000 from ARS for tower rentals at Company-owned sites for the years ended December 31, 1997 and 1996, respectively.

  ARS has contributed substantially all of the Company's capitalization and had funded substantially all of the 1996 acquisitions and certain 1997 acquisitions described in Note 9.

  In January 1998, ARS contributed certain tower sites to the Company (See
Note 11).

  In January 1998, the Company consummated the transactions contemplated by a stock purchase agreement with certain related parties. (See Note 8).

  In December 1997, ARS contributed a tower site and related assets in West Palm Beach, Florida to the Company at ARS' book value, which approximated $50,000.

  During January 1996, ARS contributed a tract of undeveloped land of approximately two acres to the Company. The transfer was recorded at ARS' book value of approximately $425,000.

  In March 1996, ARS contributed approximately 200 acres of undeveloped land to the Company. The transfer was recorded at ARS' book value of approximately $2.3 million.

  In November 1996, the Company transferred a tract of land to ARS. The transfer was recorded at ATS' book value of approximately $1.1 million.

  In December 1996, ARS contributed a tower site and related assets in Peabody, Massachusetts to the Company at ARS' book value, which aggregated approximately $1.1 million.

  In December 1996, ARS contributed a tower site and related assets located in Philadelphia, Pennsylvania, to the Company. These assets were contributed at their initial estimated fair value of approximately $1.5 million, based on a preliminary appraisal. In June 1997, the fair value of the tower site and related assets was determined to be approximately $775,000 based on a final independent appraisal. The net book value carried by ATS was adjusted by approximately $725,000 to reflect the change in estimate. This change in estimate did not have a material effect on the consolidated financial position or the results of operations of ATS.

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

7. INCOME TAXES

  Effective October 15, 1996, the Company entered into a tax sharing agreement with ARS. In accordance with this agreement, the Company's share of the consolidated federal income tax benefit (liability) is calculated as a portion of ARS' consolidated income tax benefit (liability). Any income tax benefit (provision) attributable to the Company is payable to (due from) ARS. The Company's reported provision or benefit is not significantly different from what would have been recorded on a separate return basis. The tax sharing agreement was terminated in connection with the corporate restructuring described in Note 1, pursuant to which the Company will now prepare and file income tax returns on a separate company basis.

  The income tax benefit (provision) was comprised of the following:

                                                   PERIOD ENDED DECEMBER 31,
                                                   -------------------------
                                                     1997       1996     1995
                                                   ---------  --------  -------
   Current:
     Federal...................................... $ 444,236  $ 53,907  $62,503
     State........................................   174,964     9,418   10,921
   Deferred:
     Federal......................................  (125,545)  (92,547)
     State........................................   (20,984)  (16,168)
                                                   ---------  --------  -------
   Income tax benefit (provision)................. $ 472,671  $(45,390) $73,424
                                                   =========  ========  =======

  A reconciliation between the U.S. statutory rate and the effective rate was as follows for the periods presented:

                                                             PERIOD ENDED
                                                             DECEMBER 31,
                                                            ------------------
                                                            1997   1996   1995
                                                            ----   ----   ----
   Statutory tax rate...................................... (34)%  (34)%  (34)%
   State taxes, net of federal benefit.....................  (6)    (6)    (6)
   Nondeductible intangible amortization...................  17     49
   Other...................................................          1
                                                            ---    ---    ---
   Effective tax rate...................................... (23)%   10 %  (40)%
                                                            ===    ===    ===

  Significant components of the Company's deferred tax assets and liabilities were composed of the following as of December 31:

                                                           1997       1996
                                                         ---------  ---------
   Assets:
    Allowances for financial reporting purposes which
     are currently nondeductible--current............... $  62,560
    Net operating loss carryforwards....................            $   2,071
    Valuation allowances................................               (2,071)
   Liabilities:
    Property and equipment and intangible assets........  (417,628)  (168,125)
    Partnership investments.............................              (77,648)
    Long-term rental agreements.........................              (33,445)
                                                         ---------  ---------
   Net deferred tax liabilities......................... $(355,068) $(279,218)
                                                         =========  =========

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

8. STOCKHOLDER'S EQUITY


  Recapitalization--In November 1997, the Company restated its certificate of incorporation to increase the aggregate number of shares of all classes of stock which it is authorized to issue to 280,000,000 shares as follows:
20,000,000 shares of preferred stock $.01 par value per share, 260,000,000 shares of common stock $.01 par value per share, of which 200,000,000 is Class A, 50,000,000 is Class B and 10,000,000 is Class C. The Class A and B entitles the holder to one and ten votes, respectively, per share. The Class C is non-voting.

  In addition, at that time, the Company effected a recapitalization, pursuant to which each share of the Company's existing common stock was cancelled and the Company was recapitalized with 29,667,883 shares of Class A common stock, 4,670,626 shares of Class B common stock and 1,295,518 shares of Class C common stock.

  ATS Stock Purchase Agreement--On January 22, 1998, the Company consummated the transactions contemplated by the stock purchase agreement (the ATS Stock Purchase Agreement), dated as of January 8, 1998, with Steven B. Dodge, Chairman of the Board, President and Chief Executive Officer of ARS and ATS, and certain other officers and directors of ARS (or their affiliates or family members or family trusts), pursuant to which those persons purchased
8.0 million shares of ATS Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $80.0 million, including 4.0 million shares by Mr. Dodge for $40.0 million. Payment of the purchase price was in the form of cash aggregating approximately $30.6 million and in the form of notes aggregating approximately $49.4 million due on the earlier of the consummation of the CBS Merger or, in the event the CBS Merger Agreement is terminated, December 31, 2000. The notes bear interest at the six-month London Interbank Rate, as measured from time to time, plus 1.5% per annum, and are secured by shares of ARS Common Stock having a fair market value of not less than 175% of the principal amount of and accrued and unpaid interest on the note. The notes are prepayable at any time at the option of the debtor and will be due and payable, at the option of the Company, in the event of certain defaults as described in the ATS Stock Purchase Agreement.

  Stock Option Plans--In November 1997, the Company instituted the 1997 Stock Option Plan (the Plan) which provides for the granting of options to employees and directors to acquire up to 10,000,000 shares of ATS Class A and Class B Common Stock. The Plan is expected to be amended in connection with the ATC Merger, described in Note 11, to limit future grants to Class A Common Stock. No options were granted under the Plan during 1997. In January 1998, the Company granted 2,911,300 options at an exercise price of $10 per share to employees and directors of ATS and subsequently granted 1,400,000 options at an exercise price of $13 per share to employees of an acquired company. (See
Note 11).

  ATSI also has a stock option plan which provides for the granting of options to employees to acquire up to 1,000,000 shares of the common stock of ATSI, of which options to purchase an aggregate of 682,000 shares have been issued. In addition, approximately 665,000 options to purchase shares of ARS Common Stock held by current and future employees of ATS may be exchanged for ATS options. The ATSI options will be exchanged for ATS options and the ARS options may be exchanged in a manner that will preserve the spread in such options between the option exercise price and the fair market value of the stock subject thereto and the ratio of the spread to the exercise price prior to such conversion. These ARS options are expected to be exchanged, at least in part, into options to acquire, stock of ATS, as part of the CBS Merger.

  Exercise prices in the case of incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Exercise prices in the case of non-qualified stock options are set at the discretion of the Board of Directors. Options vest ratably over various periods, generally five years, commencing one year from the date of grant. There have been no option grants at exercise prices less than fair value.

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

  The following table summarizes the ATSI option activity for the periods presented:

                                                                    WEIGHTED
                                           EXERCISE     NUMBER      AVERAGE
                                             PRICE     CURRENTLY   REMAINING
                                 OPTIONS   PER SHARE  EXERCISABLE LIFE (YEARS)
                                 -------  ----------- ----------- ------------
Granted during 1996 and
 outstanding at December 31,
 1996........................... 550,000        $5.00   160,000       8.71
Granted......................... 172,000  $7.50-$8.00                 9.24
Cancelled....................... (40,000)       $5.00
                                 -------  -----------   -------       ----
Outstanding as of December 31,
 1997........................... 682,000                160,000       8.89
                                 =======                =======       ====

  As described in Note 1, the intrinsic value method is used to determine compensation associated with stock option grants. No compensation cost has been recognized to date for grants under the Plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1996 and 1997 consistent with the provisions of SFAS 123, the Company's net loss would have been approximately $2,492,000 and approximately $568,000 for the years ended December 31, 1997 and 1996, respectively. Pro forma basic and diluted net loss per common share would have been approximately $(0.05) for the year ended December 31, 1997.

  The "fair value" of each option grant is estimated on the date of grant using the minimum value method based on the following key assumptions: risk-free interest rate of 6.3% and expected lives of 5 years. In accordance with the provisions of SFAS 123, since the Company's stock is not publicly traded, expected volatility in stock price has been omitted in determining the fair value for options granted.

9. ACQUISITIONS

 1997 Acquisitions--

  In December 1997, the Company consummated the acquisition of a tower site in Northern California for approximately $2.0 million.

  In October 1997, the Company acquired two affiliated entities operating approximately 110 tower sites and a tower site management business located principally in northern California for approximately $45.0 million. In connection therewith, the Company had also agreed to loan up to $1.4 million to the sellers on an unsecured basis, of which approximately $0.26 million had been advanced and was repaid at closing.

  In October 1997, the Company acquired tower sites and certain video, voice and data transport operations for approximately $70.25 million. The acquired business owned or leased approximately 128 tower sites, principally in the Mid-Atlantic region, with the remainder in California and Texas.

  In September 1997, the Company acquired nine tower sites in Massachusetts and Rhode Island for approximately $7.2 million and land in Oklahoma for approximately $0.6 million.

  In August 1997, the Company acquired six tower sites in Connecticut and Rhode Island for approximately $1.5 million.

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

  In July 1997, the Company, in individual transactions, acquired the following:

    (i) the assets of three affiliated entities which owned and operated approximately fifty towers and a tower site management business in southern California for an aggregate purchase price of approximately $33.5 million;

    (ii) the assets of one tower site in Washington, D.C. for approximately $0.9 million;

    (iii) the assets of six tower sites in Pennsylvania for approximately $0.3 million and

    (iv) the rights to build five tower sites in Maryland for approximately $0.5 million.

  In May 1997, the Company acquired 21 tower sites and a tower site management business in Georgia, North Carolina and South Carolina for approximately $5.4 million. The agreement also provides for additional payments by the Company if the seller is able to arrange for the purchase or management of tower sites presently owned by an unaffiliated public utility in South Carolina, which payments could aggregate up to approximately $1.2 million; management believes that it is unlikely that any such arrangement will be entered into.

  In May 1997, the Company acquired the assets of two affiliated companies engaged in the site acquisition business in various locations in the United States for approximately $13.0 million.

  In May 1997, the Company and an unaffiliated party formed a limited liability company to own and operate communication towers which will be constructed on over 50 tower sites in northern California. The Company advanced approximately $0.8 million to this entity and currently owns a 70% interest in the entity, with the remaining 30% owned by an unaffiliated party. The Company is obligated to provide additional financing for the construction of these and any additional towers it may approve; the obligation for such 50 tower sites is estimated to be approximately $5.3 million. The accounts of the limited liability company are included in the consolidated financial statements with the other party's investment reflected as minority interest in subsidiary.

  In May 1997, the Company acquired three tower sites in Massachusetts for approximately $0.26 million.

 1996 Acquisitions--

  In February 1996, the Company acquired Skyline Communications and Skyline Antenna Management in exchange for an aggregate of 26,989 shares of ARS Class A Common Stock, having a fair value of approximately $774,000, $2.2 million in cash, and the assumption of approximately $300,000 of long-term debt which was paid at closing. Skyline Communications owned eight towers, six of which are in West Virginia and the remaining two in northern Virginia. Skyline Antenna Management managed more than 200 antenna sites, primarily in the northeast region of the United States.

  In April 1996, the Company acquired BDS Communications, Inc. and BRIDAN Communications Corporation for 257,495 shares of ARS Class A common stock having a fair value of approximately $7.4 million and $1.9 million in cash of which approximately $1.5 million was paid at closing. BDS Communications owned three towers in Pennsylvania and BRIDAN Communications managed or had sublease agreements on approximately forty tower sites located throughout the mid-Atlantic region.

  In July 1996, the Company entered into a limited liability company agreement with an unaffiliated party relating to the ownership and operation of a tower site in Needham, Massachusetts, whereby the Company acquired a 50.1% interest in the corporation for approximately $3.8 million in cash. The accounts of the limited liability company are included in the consolidated financial statements with the other party's investment reflected as minority interest in subsidiary.

  In October 1996, the Company acquired the assets of tower sites in Hampton, Virginia and North Stonington, Connecticut for approximately $1.4 million and $1.0 million in cash, respectively.

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

  Substantially all of the 1996 acquisitions were consummated by ARS and the net assets were subsequently contributed to the Company.

  The acquisitions consummated during 1997 and 1996 have been accounted for by the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired, principally intangible and tangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as unallocated purchase price. The financial statements reflect the preliminary allocation of certain purchase prices as the appraisals of the assets acquired have not been finalized. The Company does not expect any changes in depreciation and amortization as a result of such appraisals to be material to the consolidated results of operations.

  Unaudited Pro Forma Operating Results--The operating results of these acquisitions have been included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred as of January 1, 1996 after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1996 or results which may occur in the future.

                                                     YEAR ENDED    YEAR ENDED
                                                    DECEMBER 31,  DECEMBER 31,
                                                        1997          1996
                                                    ------------  ------------
   Net revenues.................................... $44,933,000   $35,601,000
   Loss before extraordinary loss..................  (8,998,000)  (21,716,000)
   Net loss........................................  (9,692,000)  (21,716,000)
   Basic and diluted pro forma loss per common
    share..........................................       (0.20)

10. SUPPLEMENTAL CASH FLOW INFORMATION

  Supplemental cash flow information and noncash investing and financing activities are as follows:

                                                       YEAR ENDED   YEAR ENDED
                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
Supplemental cash flow information:
  Cash paid during the period for interest (including
   amounts capitalized)..............................  $2,398,201  $    90,539
  Cash paid during the period for income taxes.......     124,988
Noncash investing and financing activities:
  Property and equipment transferred from Parent.....      50,000   11,103,352
  Property and equipment transferred to Parent.......    (725,000)
  Land transferred to Parent.........................               (1,100,000)
  Deferred financing costs paid by Parent............                1,255,474
  Investment in affiliate paid by Parent.............                  325,000
Details of acquisitions financed by Parent:
  Purchase price of net assets acquired..............               20,954,401
  Liabilities assumed................................               (2,219,637)
  Stock issued by Parent.............................               (8,153,312)
                                                                   -----------
  Cash paid by Parent................................               10,581,452
  Less: cash acquired................................               (1,600,000)
                                                                   -----------
  Net cash paid by Parent for acquisitions...........              $ 8,981,452
                                                                   ===========

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

11. OTHER TRANSACTIONS

 Consummated Transactions:

  In January 1998, the Company consummated an agreement to acquire all of the outstanding stock of Gearon, a company based in Atlanta, Georgia, for an aggregate purchase price of approximately $80.0 million. The purchase price consisted of approximately $32.0 million in cash and assumed liabilities and the issuance of approximately 5.3 million shares of ATS Class A Common Stock. Gearon is engaged in site acquisition, development, construction and facility management of wireless network communication facilities on behalf of its customers and owns or has under construction approximately 40 tower sites. Following consummation, the Company granted options to acquire up to 1,400,000 shares of Class A Common Stock at an exercise price of $13.00 to employees of Gearon. (See Notes 1 and 8).

  In January 1998, the Company consummated the acquisition of OPM, a company which owned approximately 90 towers at the time of acquisition. In addition, OPM is in the process of developing an additional 160 towers that are expected to be constructed during the next 12 to 18 months. The purchase price, which is variable and based on the number of towers completed and the forward cash flow of the completed OPM towers, could aggregate up to $105.0 million, of which approximately $21.3 million was paid at the closing. The Company had also agreed to provide the financing to OPM to enable it to construct the 160 towers in an aggregate amount not to exceed $37.0 million (less advances as of consummation aggregating approximately $5.7 million, excluding accrued interest). (See Note 1).

  In January 1998, the Company consummated the acquisition of a communications site with six towers in Tucson, Arizona for approximately $12.0 million.

  In January 1998, the Company consummated the acquisition of a tower near Palm Springs, California for approximately $0.75 million.

  In January 1998, ARS transferred to ATS 14 communications sites currently used by ARS and various third parties (with an ARS net book value of approximately $4.2 million), and ARS and ATS entered into leases or subleases of space on the transferred towers. Two additional communications sites will be transferred and leases entered into following acquisition by ARS of the sites from third parties.

  In February 1998, the Company acquired 11 communications tower sites in northern California for approximately $11.8 million.

 Pending Transactions:

  In December 1997, the Company entered into a merger agreement with American Tower Corporation (ATC) pursuant to which ATC will merge with and into ATS, which will be the surviving corporation. Pursuant to the merger, ATS expects to issue an aggregate of approximately 30.3 million shares of ATS Class A Common Stock (including shares issuable upon exercise of options to acquire ATC Common Stock which will become options to acquire ATS Class A Common Stock). ATC is engaged in the business of acquiring, developing, and leasing wireless communications sites to companies using or providing cellular telephone, paging, microwave and specialized mobile radio services. At December 31, 1997, ATC owned and operated approximately 775 communications towers located in 31 states primarily in the western, eastern and southern United States. Consummation of the transaction is subject to, among other things, the expiration or earlier termination of the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (HSR Act) waiting period, and is expected to occur in the Spring of 1998.

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


  In January 1998, the Company entered into an agreement to purchase the assets relating to a teleport business serving the Washington, D.C. area for a purchase price of approximately $30.5 million. The facility is located in northern Virginia, inside of the Washington Beltway, on ten acres.

  In February 1998, the Company entered into an agreement to acquire a tower in Sacramento, California for approximately $1.2 million.

  Consummation of the pending transactions, which are subject to certain conditions, including in certain cases, receipt of FCC approvals and the expiration or earlier termination of the HSR Act waiting period, are expected to occur in the second quarter of 1998.

                             *  *   *   *   *   *

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of April, 1998.

                                          AMERICAN TOWER SYSTEMS CORPORATION

                                          By:  /s/ Steven B. Dodge
                                          -----------------------------
                                              Steven B. Dodge
                                              Chief Executive Officer
                                              President and Chairman of the
                                              Board

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          SIGNATURE                         TITLE

 /s/ Steven B. Dodge             Chairman of the Board,
-----------------------------    Chief Executive Officer
STEVEN B. DODGE                  and President

 /s/ Joseph L. Winn              Chief Financial Officer
-----------------------------    and Director
JOSEPH L. WINN

 /s/ Alan L. Box                 Executive Vice President
-----------------------------    and Director
ALAN L. BOX

 /s/ Justin D. Benincasa         Vice President and Corporate
-----------------------------    Controller
JUSTIN D. BENINCASA

 /s/ Thomas H. Stoner            Director
-----------------------------
THOMAS H. STONER

                                 Director
-----------------------------
ARNOLD L. CHAVKIN

 /s/ J. Michael Gearon, Jr.      Director
-----------------------------
J. MICHAEL GEARON, JR.

                                      (i)

                                                                    SCHEDULE I

                      AMERICAN TOWER SYSTEMS CORPORATION
                             (PARENT COMPANY ONLY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           CONDENSED BALANCE SHEETS

                          DECEMBER 31, 1997 AND 1996

                                                         1997         1996
                                                     ------------  -----------
ASSETS
Investments in and advances to subsidiaries......... $154,187,760  $30,536,512
Deferred income taxes...............................       62,560          --
                                                     ------------  -----------
      Total......................................... $154,250,320  $30,536,512
                                                     ============  ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Deferred income taxes............................... $    417,628  $   279,218
Minority interest in subsidiaries...................      625,652      528,928
Commitments and Contingencies.......................          --           --
Stockholder's Equity (Note Below):
  Preferred Stock; $0.01 par value; 20,000,000
   shares authorized; no shares issued or outstand-
   ing..............................................
  Common Stock, $.01 par value, 10,000,000 shares
   authorized, 3,000 shares issued and outstanding
   in 1996..........................................          --            30
  Class A Common Stock; $.01 par value; 200,000,000
   shares authorized; 29,667,883 shares issued and
   outstanding......................................      296,679          --
  Class B Common Stock; $.01 par value; 50,000,000
   shares authorized; 4,670,626 shares issued and
   outstanding......................................       46,706          --
  Class C Common Stock; $.01 par value; 10,000,000
   shares authorized; 1,295,518 shares issued and
   outstanding......................................       12,955          --
  Additional paid-in capital........................  155,710,741   30,318,420
  Accumulated deficit...............................   (2,860,041)    (590,084)
                                                     ------------  -----------
    Total stockholder's equity......................  153,207,040   29,728,366
                                                     ------------  -----------
      Total......................................... $154,250,320  $30,536,512
                                                     ============  ===========

Note: Please see page F-4, "Consolidated Statements of Stockholder's Equity," for activity occurring in the equity section of American Tower Systems Corporation (ATS).

Note: ATS is currently a wholly-owned subsidiary of American Radio Systems
      Corporation. In connection with a loan agreement maintained by the ATS' wholly owned subsidiary, American Tower Systems (Delaware), Inc. ATS has pledged its interest in such subsidiary.

                                                                     SCHEDULE I
                      AMERICAN TOWER SYSTEMS CORPORATION
                             (PARENT COMPANY ONLY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      CONDENSED STATEMENTS OF OPERATIONS

            YEARS ENDED DECEMBER 31, 1997 AND 1996 AND PERIOD FROM
              JULY 17, 1995 (INCORPORATION) TO DECEMBER 31, 1995

                                                PERIOD ENDED DECEMBER 31,
                                             ---------------------------------
                                                1997        1996       1995
                                             -----------  ---------  ---------
Revenues.................................... $       --   $     --   $     --
Equity in net loss of subsidiaries..........  (2,269,957)  (479,673)  (110,411)
                                             -----------  ---------  ---------
Net Loss.................................... $(2,269,957) $(479,673) $(110,411)
                                             ===========  =========  =========

                      CONDENSED STATEMENTS OF CASH FLOWS

            YEARS ENDED DECEMBER 31, 1997 AND 1996 AND PERIOD FROM
              JULY 17, 1995 (INCORPORATION) TO DECEMBER 31, 1995

                                             PERIOD ENDED DECEMBER 31,
                                        -------------------------------------
                                            1997          1996        1995
                                        -------------  -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................... $  (2,269,957) $  (479,673) $(110,411)
Adjustments to reconcile net loss to
 cash flows from operating activities:
  Equity in net losses of
   subsidiaries........................     2,269,957      479,673    110,411
                                        -------------  -----------  ---------
  Cash flows from operating
   activities..........................           --           --         --
                                        -------------  -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash transfers to Parent...............   (16,650,000)  (4,866,226)  (179,426)
Investment by Parent...................   143,073,631    2,548,557    242,215
                                        -------------  -----------  ---------
  Cash flows from investing
   activities..........................   126,423,631   (2,317,669)    62,789
                                        -------------  -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash transfers from subsidiary.........    16,650,000    4,866,226    179,426
Investments in subsidiary..............  (143,073,631)  (2,548,557)  (242,215)
                                        -------------  -----------  ---------
  Cash flows from financing
   activities..........................  (126,423,631)   2,317,669    (62,789)
                                        -------------  -----------  ---------
CASH AND CASH EQUIVALENTS.............. $         --   $       --   $     --
                                        =============  ===========  =========

Note: As of December 31, 1997, ATS was a holding company whose only asset consists of the stock of its wholly owned subsidiary American Tower Systems (Delaware), Inc. (ATSI). As of such date, ATSI held all operating assets of the consolidated group. ATS' income or loss is limited to the income or loss of ATSI, after elimination of income or loss attributable to minority investors in subsidiaries and investments of ATSI.

                                                                     SCHEDULE II

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

       PERIOD FROM JULY 17, 1995 (INCORPORATION) TO DECEMBER 31, 1995 AND
                   THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                              COLUMN A   COLUMN B  COLUMN C  COLUMN D  COLUMN E
                             ---------- ---------- -------- ---------- --------
                                                                       BALANCE
                             BALANCE AT CHARGED TO CHARGED              AT END
                             BEGINNING  COSTS AND  TO OTHER               OF
        DESCRIPTION          OF PERIOD   EXPENSES  ACCOUNTS DEDUCTIONS  PERIOD
        -----------          ---------- ---------- -------- ---------- --------
Allowance for Doubtful
 Accounts:
  Period from July 17, 1995
   to December 31, 1995.....  $   --     $    --     $--     $   --    $    --
  Year Ended December 31,
   1996.....................  $   --     $ 47,044    $--     $   --    $ 47,044
  Year Ended December 31,
   1997.....................  $47,044    $124,350    $--     $46,310   $125,084