Form 10-Q
period 1998-03-31
AMERICAN TOWER SYSTEMS CORP
filed 1998-05-15
CIK 1053507

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------
                                   FORM 10-Q
-------------------------------------------------------------------------------

(Mark One):
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

COMMISSION FILE NUMBER: 333-46025

                      AMERICAN TOWER SYSTEMS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                              65-0598206
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification No.)

                             116 HUNTINGTON AVENUE
                          BOSTON, MASSACHUSETTS 02116
                   (Address of principal executive offices)

                        TELEPHONE NUMBER (617) 375-7500
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

   Yes                                      No X

                                                               OUTSTANDING AT
CLASS OF COMMON STOCK                                          APRIL 30, 1998
--------------------------------------------------------------------------------
Class A Common Stock.........................................  36,351,266 shares
Class B Common Stock.........................................   9,320,576 shares
Class C Common Stock.........................................   3,295,518 shares
--------------------------------------------------------------------------------
Total........................................................  48,967,360 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       AMERICAN TOWER SYSTEMS CORPORATION

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
                         PART I. FINANCIAL INFORMATION

 ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        Consolidated Balance Sheets
         December 31, 1997 and March 31, 1998........................      1
        Consolidated Statements of Operations
         Three months ended March 31, 1997 and 1998..................      2
        Consolidated Statements of Cash Flows
         Three months ended March 31, 1997 and 1998..................      3
        Notes to Consolidated Financial Statements...................      4
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..................................      11

                           PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS..........................................      18
 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..................      18
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................      19
         SIGNATURES.................................................      20

                         PART I. FINANCIAL INFORMATION.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31,   MARCH 31,
                                                         1997          1998
                                                     ------------  ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................  $  4,595,500  $  6,799,598
  Accounts receivable, net of allowance for
   doubtful accounts of $125,000 and $355,000,
   respectively ...................................     3,238,877     5,742,112
  Unbilled receivables.............................                   3,028,378
  Prepaid and other current assets.................       789,677     1,336,825
  Deferred income taxes............................        62,560        62,560
                                                     ------------  ------------
    Total current assets...........................     8,686,614    16,969,473
                                                     ------------  ------------
PROPERTY AND EQUIPMENT, net........................   117,617,776   156,827,010
UNALLOCATED PURCHASE PRICE, net....................   108,192,255   221,532,005
OTHER INTANGIBLE ASSETS, net.......................     8,424,406     7,656,737
NOTES RECEIVABLE...................................    10,700,000     1,000,000
DEPOSITS AND OTHER LONG-TERM ASSETS................     1,734,845     5,081,670
INTEREST RECEIVABLE--STOCKHOLDER NOTES RECEIVABLE..                     674,277
DEFERRED INCOME TAXES..............................                 123,272,646
                                                     ------------  ------------
TOTAL..............................................  $255,355,896  $533,013,818
                                                     ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt................  $    110,391  $    112,409
  Accounts payable.................................     3,738,230     2,581,420
  Accrued expenses.................................     4,492,064     9,417,069
  Accrued interest.................................       913,624     2,148,666
  Unearned income..................................     1,752,248     2,556,715
  Due to Parent (tax liability)....................                 125,210,000
                                                     ------------  ------------
    Total current liabilities......................    11,006,557   142,026,279
                                                     ------------  ------------
LONG-TERM DEBT.....................................    90,066,269   157,037,420
DEFERRED INCOME TAXES..............................       417,628
OTHER LONG-TERM LIABILITIES........................        32,750        32,550
                                                     ------------  ------------
    Total long-term liabilities....................    90,516,647   157,069,970
                                                     ------------  ------------
MINORITY INTEREST IN SUBSIDIARIES..................       625,652       600,240
                                                     ------------  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock; $0.01 par value; 20,000,000
   shares authorized; no shares issued or outstand-
   ing.............................................
  Class A Common Stock; $.01 par value; 200,000,000
   shares authorized; 29,667,883 and 36,351,266
   shares issued and outstanding, respectively.....       296,679       363,513
  Class B Common Stock; $.01 par value; 50,000,000
   shares authorized; 4,670,626 and 9,320,576
   shares issued and outstanding, respectively.....        46,706        93,206
  Class C Common Stock; $.01 par value; 10,000,000
   shares authorized; 1,295,518 and 3,295,518
   shares issued and outstanding, respectively.....        12,955        32,955
  Notes receivable, due from stockholders..........                 (49,375,000)
  Additional paid-in capital.......................   155,710,741   286,589,686
  Accumulated deficit..............................    (2,860,041)   (4,387,031)
                                                     ------------  ------------
    Total stockholders' equity.....................   153,207,040   233,317,329
                                                     ------------  ------------
TOTAL..............................................  $255,355,896  $533,013,818
                                                     ============  ============

      See notes to unaudited condensed consolidated financial statements.

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                       -----------------------
                                                          1997        1998
                                                       ----------  -----------
REVENUES:
  Tower rental and management (includes revenue from
   related parties of $81,000 and $325,700 in 1997 and
   1998, respectively)................................ $1,364,751  $ 9,492,616
  Site acquisition services...........................               5,275,021
  Video, voice and data transmission..................               3,142,184
  Other...............................................        918       15,367
                                                       ----------  -----------
    Total operating revenues..........................  1,365,669   17,925,188
                                                       ----------  -----------
OPERATING EXPENSES:
  Operating expenses excluding depreciation and
   amortization and corporate general and
   administrative expenses:
   Tower rental and management........................    537,535    4,899,329
   Site acquisition services..........................               4,543,579
   Video, voice and data transmission.................               2,051,587
  Depreciation and amortization.......................    504,024    5,802,052
  Corporate general and administrative expense........    280,097      541,220
                                                       ----------  -----------
    Total operating expenses..........................  1,321,656   17,837,767
                                                       ----------  -----------
INCOME FROM OPERATIONS................................     44,013       87,421
                                                       ----------  -----------
OTHER INCOME (EXPENSE):
  Interest expense....................................    (95,504)  (2,430,202)
  Interest income and other, net......................     24,872      864,946
  Minority interest in net earnings (loss) of
   subsidiaries.......................................    (80,374)     (79,379)
                                                       ----------  -----------
TOTAL OTHER EXPENSE...................................   (151,006)  (1,644,635)
                                                       ----------  -----------
LOSS BEFORE INCOME TAX BENEFIT........................   (106,993)  (1,557,214)
INCOME TAX BENEFIT....................................     49,039       30,224
                                                       ----------  -----------
NET LOSS.............................................. $  (57,954) $(1,526,990)
                                                       ==========  ===========
BASIC AND DILUTED PRO FORMA NET LOSS PER COMMON
 SHARE................................................                    (.03)
                                                                   ===========
PRO FORMA BASIC AND DILUTED COMMON SHARES
 OUTSTANDING..........................................              48,967,360
                                                                   ===========


      See notes to unaudited condensed consolidated financial statements.

              AMERICAN TOWER SYSTEMS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      ------------------------
                                                         1997         1998
                                                      ----------  ------------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES...... $  216,267   $(1,737,163)
                                                      ----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property and equipment and
   construction...................................... (3,086,725)  (12,690,475)
  Payments for acquisitions..........................              (71,068,578)
  Advances of notes receivable.......................               (6,000,000)
  Repayment of notes receivable......................                2,000,000
  Deposits and other long-term assets................   (259,332)   (4,076,296)
                                                      ----------  ------------
Cash used for investing activities................... (3,346,057)  (91,835,349)
                                                      ----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under loan agreement....................               67,000,000
  Repayments of other notes payable..................    (28,521)      (26,831)
  Net proceeds from private placement equity
   offering..........................................               30,023,237
  Contributions from Parent..........................  2,543,171    28,684,995
  Cash transfers to Parent...........................              (29,800,000)
  Distributions to minority interest.................   (104,790)     (104,791)
                                                      ----------  ------------
Cash provided by financing activities................  2,409,860    95,776,610
                                                      ----------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.........................................   (719,930)    2,204,098
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......  2,373,360     4,595,500
                                                      ----------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD............. $1,653,430  $  6,799,598
                                                      ==========  ============
NON-CASH TRANSACTIONS:
  Contribution of fixed assets from Parent...........             $  4,729,047
                                                                  ============
  Issuance of common stock for acquisition...........             $ 48,000,000
                                                                  ============
  Increase in tax basis and due to Parent from
   corporate restructuring...........................             $125,210,000
                                                                  ============
  Issuance of notes receivable to stockholders.......             $ 49,375,000
                                                                  ============


      See notes to unaudited condensed consolidated financial statements.

                      AMERICAN TOWER SYSTEMS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The financial statements included herein have been prepared by American Tower Systems Corporation (ATS or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 and the notes thereto included in the Company's Form 10-K.

  Accounting Policies--In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income," which became effective for the Company for periods beginning after December 15, 1997. FAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. FAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has adopted this statement in the first quarter of 1998. Comprehensive income does not differ from net income.

  Reclassifications--Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

2. BUSINESS AND CORPORATE STRUCTURE

  ATS is a majority owned subsidiary of American Radio Systems Corporation (ARS, American Radio or the Parent). American Tower Systems (Delaware), Inc.
(ATSI) is a wholly-owned subsidiary of ATS and one of the two operating subsidiaries of ATS. American Tower Systems, L.P. (ATSLP), is an indirect wholly-owned subsidiary of ATS, which conducts all of the business of ATS other than that conducted by ATSI. ATSI and ATSLP are collectively referred to as the Operating Subsidiaries.

  CBS Merger: In September 1997, American Radio entered into a merger agreement as amended and restated in December 1997, as amended (the CBS Merger Agreement) pursuant to which a subsidiary of CBS will be merged (the CBS Merger) into American Radio. As a consequence of the consummation of the CBS Merger, all of the shares of ATS owned by ARS will be distributed to ARS common stockholders and holders of options to acquire ARS Common Stock or upon conversion of shares of ARS 7% Convertible Exchangeable Preferred Stock (the Convertible Preferred Stock). As a consequence of the CBS Merger, ATS will cease to be a subsidiary of, or to be otherwise affiliated with, American Radio and will operate as an independent publicly traded company. Pursuant to the provisions of the CBS Merger Agreement, ATS will enter into an agreement (the ARS-ATS Separation Agreement) with CBS and ARS providing for, among other things, the orderly separation of ARS and ATS, the allocation of certain tax liabilities to ATS, certain closing date adjustments relating to ARS, the lease to ARS by ATS of space on certain towers previously owned by ARS and transferred to ATS, and certain indemnification obligations (including with respect to securities law matters) of ATS.

  ATS's principal obligation is to reimburse CBS on a "make-whole" (after tax) basis for the tax liabilities to be incurred by ARS in excess of $20.0 million attributable to the distribution of the Common Stock to the ARS security holders and certain related transactions. In light of the significant increase in the trading levels of

                      AMERICAN TOWER SYSTEMS CORPORATION
the Class A Common Stock, ATS and CBS have agreed that ARS will treat the distribution on its tax return on a more conservative basis than originally contemplated in order to avoid the possibility of significant interest and penalties for which ATS would be responsible. Assuming the "fair market value" of ARS's stock interest in ATS was equal to $23.00 per share, the last reported sale price of such stock in the "when-issued" market on April 30, 1998, the total estimated tax reimbursement ATS would be required to make would be between approximately $315.0 and $345.0 million, depending on applicable state tax rates. Such estimate gives effect to deductions of approximately $93.0 million, based on such closing price, available to ARS as a consequence of stock option cancellations contemplated by the CBS Merger. The tax reimbursement would change by between approximately $20.5 and $22.5 million, again depending on applicable state tax rates, for each $1.00 change in the "fair market value" of the Common Stock under the tax reporting position to be followed. The estimates described above are based on a number of assumptions and interpretations of various applicable income tax rules and are subject to change.

  ARS has agreed that it will pursue, for the benefit and at the cost of ATS, a refund claim, attributable to the "make whole" provision, estimated at approximately $90.0 million, based on the assumed "fair market value" set forth above. Any such refund claim will, in fact, be based on the actual amount of tax paid. In light of existing tax law, there can, of course, be no assurance that any such refund claim will be successful.

  ARS and CBS have agreed that in computing the amount of taxable gain that is recognized by ARS in connection with the distribution of the Common Stock, ARS shall, subject to certain limitations, if so requested by ATS, report the amount so realized based on the "fair market value" of such stock as determined based on an appraisal prepared by a mutually agreed upon appraiser. Any such appraisal is not, of course, binding on the Internal Revenue Service or other taxing authorities.

  In connection with an inter-corporate taxable transfer of assets entered into in January 1998 by ATS in contemplation of the separation of ATS and ARS, a portion of the tax with respect to which ATS is obligated to indemnify CBS was incurred. Such transfer resulted in an increase in the tax bases of ATS's assets of approximately $330.0 million. ATS will have potential depreciation and amortization deductions over the next 15 years of $22.0 million per year and recorded a deferred tax asset and corresponding liability due to ARS of approximately $125.0 million to reflect these transactions.

  The ARS-ATS Separation Agreement will provide for closing date balance sheet adjustments based upon the working capital (current assets less defined liabilities) and specified debt levels of ARS. ATS will benefit from or bear the cost of such adjustments. ATS's preliminary estimate of such adjustments is that it will not be required to make a payment of more than $20.0 million and that, in addition, it will be required to reimburse CBS for the tax consequences of any such payment which would result in additional liability to ATS of approximately $13.0 million (assuming a $20.0 million adjustment) payment under the tax reporting method to be followed and as to which a refund claim will be filed. Since the amounts of working capital and debt are dependent upon the uncertainty, among other things, of recent operating results and cash capital expenditures, as well as CBS Merger expenses and the interpretation of certain provisions of the CBS Merger Agreement as to which certain issues between ATS and CBS exists, ATS is unable to state definitively what payments, if any, will be owed by ATS to CBS.

  ATS is actively negotiating a commitment from a major investment banking firm with respect to a preferred stock financing (the Interim Financing) which provides for the issuance and sale by ATS of up to $400.0 million of preferred stock (the Interim Preferred Stock). ATS plans to draw on such commitment and sell Interim Preferred Stock to finance its obligation to CBS with respect to tax reimbursement, unless a public offering is consummated prior to the time the tax reimbursement is due to CBS. Consummation of the Interim Financing is subject to the negotiation and execution of a definitive preferred stock purchase agreement (the Interim Financing Agreement) and satisfaction of the closing conditions to be set forth therein. ATS intends to redeem the Interim Preferred Stock, to the extent issued, out of the proceeds of a public offering of Class A Common Stock to be

                      AMERICAN TOWER SYSTEMS CORPORATION
registered under the Securities Act of 1933, as amended (Securities Act) if, as is likely, the tax reimbursement is due prior to the consummation of such public offering or, if not, to use such public offering proceeds directly to reimburse CBS for such tax liability. Any remaining proceeds are intended to be used to fund any closing date balance sheet adjustments (or repay bank borrowings incurred for such purpose). Any public offering would have a dilutive effect on ATS's then existing stockholders, particularly since the proceeds will be used to satisfy a liability and not to finance the acquisition of a revenue producing property. Further, any public offering would be subject to market conditions and other factors. There can be no assurance that any such financing would be available on terms favorable to ATS.

  The CBS Merger has been approved by the stockholders of ARS who held sufficient voting power to approve such action. Consummation of the CBS Merger is subject to, among other things, the approval by the Federal Communications Commission (FCC) of the transfer of control of ARS's FCC licenses with respect to its radio stations to CBS. Subject to the satisfaction of such conditions, the CBS Merger is expected to be consummated in the Spring of 1998.

  The foregoing is a description of the rights and obligations of ARS and ATS in the event the CBS Merger is consummated. Although the ARS-ATS Separation Agreement will be effective and operational if the merger of a subsidiary of ARS into ARS (the Tower Merger) is consummated, in the event the CBS Merger is not subsequently consummated, ARS and ATS have reserved the right to alter the terms of the agreement to provide for a sharing of the rights and obligations in a manner that may be more or less favorable to ATS. Because ARS and ATS believe that the CBS Merger will be consummated, no determination has been made of what the rights and obligations of ARS and ATS should be in the event it were not.

3. PRO FORMA LOSS PER COMMON SHARE DATA

  Pro forma loss per common share is computed using the number of shares of common stock expected to be outstanding as a consequence of the CBS Merger. These shares include shares transferable by ARS upon exercise or cancellation pursuant to the CBS Merger of ARS options (each ARS option in effect represents the right to receive $44.00 per share in cash and one ATS share); such cancellation will occur upon closing of the CBS Merger. Shares issuable upon exercise of ATS and ATSI options have been excluded from the computation as the effect is anti-diliutive. Had ATS and ATSI options been included in the computation, shares for the diluted computation would have increased by approximately 5.3 million shares.

4. INCOME TAXES

  The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year for each tax reporting corporate entity. Cumulative adjustments to the tax benefit (provision) are recorded in the interim period in which a change in the estimated annual effective rate is determined. Through January 1998, the Company participated in a tax sharing agreement with ARS. The tax sharing agreement was terminated in connection with the corporate restructuring described in Note 2, pursuant to which the Company and its subsidiaries will now prepare and file income tax returns on a separate consolidated basis.

5. UNALLOCATED PURCHASE PRICE

  The excess of purchase price over the estimated fair value of net assets acquired has been preliminarily recorded as unallocated purchase price and is being amortized over an estimated aggregate useful life of fifteen years using the straight-line method. The consolidated financial statements reflect the preliminary allocation of certain purchase prices as the appraisals for some acquisitions have not yet been finalized. The Company is

                      AMERICAN TOWER SYSTEMS CORPORATION
currently conducting studies to determine the purchase price allocations and expects that upon final allocation, the average estimated useful life will approximate fifteen years. The final allocation of purchase price is not expected to have a material effect on the Company's consolidated results of operations, liquidity or financial position.

6. ATS STOCK PURCHASE AGREEMENT

  On January 22, 1998, the Company consummated the transactions contemplated by the stock purchase agreement (the ATS Stock Purchase Agreement), dated as of January 8, 1998, with Steven B. Dodge, Chairman of the Board, President and Chief Executive Officer of ARS and ATS, and certain other officers and directors of ARS (or their affiliates or family members or family trusts), pursuant to which those persons purchased 8.0 million shares of ATS Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $80.0 million, including 4.0 million shares by Mr. Dodge for $40.0 million. Payment of the purchase price was in the form of cash aggregating approximately $30.6 million and in the form of notes aggregating approximately $49.4 million due on the earlier of the consummation of the CBS Merger or, in the event the CBS Merger Agreement is terminated, December 31, 2000. The notes bear interest at the six-month London Interbank Rate, as measured from time to time, plus 1.5% per annum, and are secured by shares of ARS Common Stock having a fair market value of not less than 175% of the principal amount of and accrued and unpaid interest on the notes. The notes are prepayable at any time at the option of the debtor and will be due and payable, at the option of the Company, in the event of certain defaults as described in the notes.

7. LOAN AGREEMENTS

  In October 1997, ATSI entered into a new loan agreement with a syndicate of banks (the Loan Agreement), which replaced the previously existing credit agreement. All amounts outstanding under the previous agreement were repaid with proceeds from the Loan Agreement. In connection with the inter-corporate transfer of assets described in Note 2, the Loan Agreement was amended in January 1998 to make the Operating Subsidiaries jointly and severally liable as co-borrowers. The following discussion is based on the terms and conditions of the Loan Agreement as amended and restated on December 31, 1997, in January 1998 and March 27, 1998.

  The Loan Agreement provides the Operating Subsidiaries with a $250.0 million loan commitment based on the maintainance of certain operational ratios, and an additional $150.0 million loan at the discretion of the Operating Subsidiaries. The Loan Agreement may be borrowed, repaid and reborrowed without reducing the availability until June 2005 except as specified in the Loan Agreement; thereafter, availability decreases in an amount equal to 50% of excess cash flow, as defined in the Loan Agreement, for the fiscal year immediately preceding the calculation date. In addition, the Loan Agreement requires commitment reductions in the event of sale of ATSI's common stock or debt instruments, and/or permitted asset sales, as defined in the Loan Agreement.

  The Loan Agreement contains certain financial and operational covenants and other restrictions with which ATSI must comply, whether or not any borrowings are outstanding, including among others, maintenance of certain financial ratios, limitations on acquisitions, additional indebtedness and capital expenditures, as well as restrictions on cash distributions unless certain financial tests are met, and the use of borrowings. The obligations of the Operating Subsidiaries under the Loan Agreement are collateralized by a first priority security interest in substantially all of the assets of the Operating Subsidiaries. ATS and its subsidiaries pledged all of ATSI's stock and equity interests of ATSLP to the banks as security for the Operating Subsidiaries obligations under the Loan Agreement. ATS is in the process of negotiating amended and restated loan agreements (the New Credit Facilities) with its senior lenders, pursuant to which the Company expects that the existing maximum borrowing will be increased from $400.0 million to $900.0 million, subject to compliance with certain financial ratios, and

                      AMERICAN TOWER SYSTEMS CORPORATION

ATS (the Parent) will be able to borrow an additional $150.0 million. In connection with the refinancing, the Company expects to recognize an extraordinary loss of approximately $1.4 million, net of a tax benefit of $0.9 million, during the second quarter of 1998. See Management's Discussion and Analysis for a description of the New Credit Facilities.

8. ACQUISITIONS

  There were no acquisitions during the first three months of 1997. During the first three months of 1998, the Company consummated the transactions described below.

  General: The following acquisitions have all been accounted for by the purchase method of accounting, and, accordingly, the operating results of the acquired entities have been included in consolidated operating results since the date of acquisition. The purchase price has been allocated to the assets acquired, principally intangible assets, and the liabilities assumed based on their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as unallocated purchase price. The financial statements reflect the preliminary allocation of certain purchase prices as the appraisals for certain acquisitions have not yet been finalized. The Company does not expect the final appraisals will have a material effect on the financial position, results of operations or liquidity of the Company.

  In January 1998, the Company consummated an agreement to acquire all of the outstanding stock of Gearon & Co. Inc. (Gearon), a company based in Atlanta, Georgia, for an aggregate purchase price of approximately $80.0 million. The purchase price consisted of approximately $32.0 million in cash and assumed liabilities and the issuance of approximately 5.3 million shares of Class A Common Stock. Gearon is engaged in site acquisition, development, construction and facility management of wireless network communication facilities on behalf of its customers and owned or had under construction approximately 40 tower sites. Following consummation, the Company granted options to acquire up to 1,400,000 shares of Class A Common Stock at an exercise price of $13.00 to employees of Gearon.

  In January 1998, the Company consummated the acquisition of OPM-USA- Inc.
(OPM), a company which owned approximately 90 towers at the time of acquisition. In addition, OPM is in the process of developing an additional 160 towers that are expected to be constructed during the next 12 to 18 months. The purchase price, which is variable and based on the number of towers completed and the forward cash flow of the completed OPM towers, could aggregate up to $105.0 million, of which approximately $21.3 million was paid at the closing. The Company had also agreed to provide the financing to OPM to enable it to construct the 160 towers in an aggregate amount not to exceed $37.0 million (less advances as of consummation aggregating approximately $5.7 million, excluding accrued interest).

  In January 1998, the Company consummated the acquisition of a communications site with six towers in Tucson, Arizona for approximately $12.3 million.

  In January 1998, the Company consummated the acquisition of a tower near Palm Springs, California for approximately $0.75 million.

  In January 1998, ARS transferred to ATS 14 communications sites currently used by ARS and various third parties (with an ARS net book value of approximately $4.7 million), and ARS and ATS entered into leases or subleases of space on the transferred towers. Two additional communications sites will be transferred and leases entered into following acquisition by ARS of the sites from third parties.

  In February 1998, the Company acquired 11 communications tower sites in northern California for approximately $11.8 million.

                      AMERICAN TOWER SYSTEMS CORPORATION

  In March 1998, the Company acquired a tower in Sacramento, California for approximately $1.2 million.

  The following unaudited pro forma summary for the three months ended March 31, 1997 and 1998 presents the consolidated results of operations as if the acquisitions had occurred as of January 1, 1997 after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1997 or of results which may occur in the future.

  In thousands, except per share data:

                                          THREE MONTHS ENDED THREE MONTHS ENDED
                                            MARCH 31, 1997     MARCH 31, 1998
                                          ------------------ ------------------
   Net revenues.........................       $18,629            $19,012
   Net loss.............................        (2,818)            (3,736)
   Basic and diluted net loss per common
    share...............................       $ (0.06)           $ (0.08)

9. PENDING TRANSACTIONS

  In December 1997, the Company entered into a merger agreement with American Tower Corporation (ATC) pursuant to which ATC will merge with and into ATS (the ATC Merger), which will be the surviving corporation. Pursuant to the merger, ATS expects to issue an aggregate of approximately 30.0 million shares of ATS Class A Common Stock (including shares issuable upon exercise of options to acquire ATC Common Stock which will become options to acquire ATS Class A Common Stock). ATC is engaged in the business of acquiring, developing and leasing wireless communications sites to companies using or providing cellular telephone, paging, microwave and specialized mobile radio services. At December 31, 1997, ATC owned and operated approximately 775 communications towers located in 31 states. Consummation of the transaction is subject to, among other things, the expiration or earlier termination of the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (HSR Act) waiting period, and is expected to occur in the Spring of 1998.

  In January 1998, the Company entered into an agreement to purchase the assets relating to a teleport business serving the Washington, D.C. area for a purchase price of approximately $30.5 million. The facility is located in northern Virginia, inside of the Washington Beltway, on ten acres. Consummation of the transaction is expected to occur in the Spring of 1998.

  ATS is negotiating certain changes in the ATS/PCS, LLC (formerly Communications Systems Development, LLC) arrangements, including the acquisition by ATS of the 58 communications sites in northern California presently owned by ATS/PCS, LLC in exchange for shares of Class A Common Stock, arrangements with respect to the development of communications sites in other locations, a priority return of ATS's construction advances, an increase in the percentage interest of the other member in ATS/PCS, LLC, and a management fee to ATS.

  ATS is also negotiating an agreement to acquire a company which is in the process of constructing approximately 40 towers in the Tampa, Florida area, of which seven are presently operational. The purchase price will be equal to the excess of (i) ten times the "Current Run Rate Cash Flow" at the time of closing, over (ii) the principal amount of the secured note referred to below. The purchase price will be payable in shares of Class A Common Stock (valued at market prices shortly prior to closing) and, at the election of the seller, cash in an amount not to exceed 49% of the purchase price. "Current Run Rate Cash Flow" means twelve (12) times the excess of net revenues over direct operating expenses for the month preceding closing. ATS is obligated to advance construction funds to the seller in an aggregate amount not to exceed $12.0 million in the form of a secured note (guaranteed by the stockholders on a nonrecourse basis and secured by the stock of the seller), of which approximately $1.0 million was advanced through March 31, 1998. The secured note would be payable in the event a definitive acquisition agreement is not executed or if the acquisition were not consummated. Subject to the negotiation and execution of a definitive agreement and to the satisfaction of certain conditions, including, depending on the circumstances, the expiration or earlier termination of the HSR Act waiting period, the acquisition is expected to be consummated in the Spring of 1999.

10. SUBSEQUENT EVENTS

  In April 1998, ATS entered into an agreement to acquire a broadcasting tower in the Boston, Massachusetts area for 720,000 shares of Class A Common Stock. Subject to the satisfaction of certain conditions, including the expiration or earlier termination of the HSR Act waiting period, the acquisition is expected to be consummated in the second quarter of 1998.

  On May 12, 1998, ATS filed a registration statement (No. 333-52481) with the Commission with respect to an underwritten public offering (the Offering) of an aggregate of 22,918,499 shares of ATS Class A Common Stock (including an Underwriter's over-allotment option of 2,083,500 shares) by ATS and certain selling stockholders. Pursuant to the consummation of the Offering, ATS will issue and sell approximately 17,400,000 shares of ATS Class A Common Stock and receive net proceeds estimated (based on an assumed initial public offering price of $23.00 per share) at approximately $381.5 million (exclusive of the Underwriter's over-allotment option). ATS will receive no proceeds from the sale of ATS Class A Common Stock by the selling stockholders. ATS expects to use such net proceeds to redeem the Interim Preferred Stock, the net proceeds from the sale of which will be used principally to reimburse CBS with respect to the taxes payable as a consequence of the separation of ARS and ATS pursuant to the CBS Merger and to reduce bank borrowings.

  The Offering is subject to various conditions, including prevailing market conditions, and therefore may change. Further, there can be no assurances that the Offering will be completed or that, if the Offering is completed, it will be completed on terms favorable to ATS. The registration statement relating to these securities has been filed with the Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This communication shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state. Copies of the Prospectus relating to the Offering may be obtained from Credit Suisse First Boston, Prospectus Department, 11 Madison Avenue, New York, New York 10010,
(212) 325-2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  This discussion contains "forward-looking statements" including statements concerning projections, plans, objectives, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. ATS wishes to caution readers that certain important factors may have affected and could in the future affect ATS's actual results and could cause ATS's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of ATS. Such factors include (i) substantial capital requirements and leverage as a consequence of ATS's tax reimbursement and other obligations owed to ARS pursuant to the CBS Merger, and its ongoing acquisition and construction activities, (ii) dependence on demand for wireless communications and implementation of digital television, and (iii) the success of ATS's new tower construction program. The discussion should be read in conjunction with the American Tower Systems Unaudited Condensed Consolidated Financial Statements and the notes thereto. As ATS was a wholly-owned subsidiary of American Radio during the periods presented, the consolidated financial statements may not reflect the results of operations or financial position of ATS had it been an independent, public company during the periods. Because of ATS's relatively brief operating history and the large number of recent acquisitions, the following discussion, which relates solely to ATS on a historical basis and does not include acquired companies, while presented to satisfy certain disclosure requirements of the Commission, will not necessarily reveal any significant developing or continuing trends.

  ATS was formed in July 1995 to capitalize on the opportunity in the communications site industry. ATS is a leading independent owner and operator of wireless communications towers in the United States. During 1997, its acquisition and construction activity accelerated and ATS acquired or constructed approximately 400 sites (and related site management businesses) and its initial site acquisition and voice, video and data transmission businesses. Since January 1, 1998, ATS has acquired approximately 150 communication sites and a major site acquisition business for an aggregate of approximately $127.0 million, including approximately 5.3 million shares (valued for such purpose at $9.00 per share) and has acquisitions pending (including the ATC Merger) for approximately 950 towers and a third teleport.

  Management expects that acquisitions consummated to date and the major acquisition now pending (the ATC Merger) will have a material impact on future revenues, expenses and income from continuing operations. In addition, the impact of the construction program of ATS is not reflected to any significant extent in the historical financial information because most of that activity is of more recent origin and is expected to accelerate substantially in 1998. Management believes that potential investors should be aware of the dramatic changes in the nature and scope of ATS's business in reviewing the ensuing discussion of comparative historical results.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (DOLLARS IN THOUSANDS)

  As of March 31, 1998, ATS operated approximately 880 communications sites principally in the Northeast and Mid-Atlantic regions, Florida and California. As of March 31, 1997, ATS operated approximately 270 communications sites, principally in the Northeast and Mid-Atlantic regions and Florida. See the Notes to the Consolidated Financial Statements for a description of the acquisitions consummated in 1998. These transactions have significantly affected operations for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

                                                     THREE MONTHS ENDED
                                                         MARCH 31,        AMOUNT OF  PERCENTAGE
                                                     -------------------   INCREASE   INCREASE
                                                       1997      1998     (DECREASE) (DECREASE)
                                                     --------- ---------  ---------- ----------
Tower rental and management revenues...............  $  1,365  $   9,493   $ 8,128      595.5 %
Site acquisition service revenues..................                5,275     5,275
Video, voice and data transmission revenues........                3,142     3,142
Other..............................................         1         15        14    1,400.0 %
                                                     --------  ---------   -------    -------
Total operating revenues...........................     1,366     17,925    16,559    1,212.2 %
                                                     --------  ---------   -------    -------
Tower rental and management expenses...............       538      4,899     4,361      810.6 %
Site acquisition service expenses..................                4,544     4,544
Video, voice and data transmission expenses........                2,052     2,052
                                                     --------  ---------   -------    -------
Operating expenses excluding depreciation and amor-
 tization
 and corporate general and administrative expenses..      538     11,495    10,957    2,036.6 %
                                                     --------  ---------   -------    -------
Depreciation and amortization......................       504      5,802     5,298    1,051.2 %
Corporate general and administrative expenses......       280        541       261       93.2 %
Interest expense, net..............................        71      1,565     1,494    2,104.2 %
Minority interest in net earnings (loss) of subsid-
 iaries............................................        80         79        (1)      (1.3)%
Income tax benefit.................................        49         30       (19)     (38.8)%
                                                     --------  ---------   -------    -------
Net loss...........................................  $    (58) $  (1,527)  $ 1,469    2,532.8 %
                                                     ========  =========   =======    =======

  As noted above, ATS consummated numerous acquisitions in 1997 and 1998, many of which were of a material size. Except as explained below, substantially all of the increases indicated in the above table were attributable to the impact of these communications sites and related business acquisitions, principally those that occurred in 1997 and 1998. The increase in site acquisition service revenues and expenses is attributable to the Gearon acquisition that occurred in January 1998, and to a substantially lesser extent, the impact of a May 1997 acquisition of two similar businesses. The increase in video, voice and data transmission revenues and expenses is attributable to an acquisition that occurred in October 1997. The increase in depreciation and amortization is primarily attributable to the increase in depreciable and amortizable assets resulting from the 1997 and 1998 acquisitions, and, to a substantially lesser extent, completed construction projects. The increase in corporate general and administrative expense is primarily attributable to the higher personnel costs associated with supporting ATS's greater number of tower properties and growth strategy. The increase in interest expense, net, relates to higher borrowing levels which were used to finance 1998 and, to a substantially lesser extent, 1997 acquisitions. The minority interest in net earnings of subsidiaries represents the elimination of the minority stockholders' earnings of consolidated subsidiaries. The effective tax rate benefit for the three months ended March 31, 1998 was approximately 2% as compared to 46% for the three months ended March 31, 1997. The effective rate benefit in 1998 is due to the effect of non-deductible items, principally amortization of goodwill, on certain stock acquisitions for which no tax benefit was recorded.

LIQUIDITY AND CAPITAL RESOURCES

  ATS's liquidity needs arise from its acquisition-related activities, debt service, working capital and capital expenditures. Historically, ATS has met its operational liquidity needs with internally generated funds and has financed the acquisition of tower related properties, including related working capital needs, with a combination of contributions from American Radio and bank borrowings. For the three months ended March 31, 1998, cash flows used for operating activities were $1.7 million, as compared to $.2 million of cash flows from operating activities in 1997. The change is primarily attributable to working capital investments related to communications site acquisitions and growth.

  Cash flows used for investing activities were $91.8 million for the three months ended March 31, 1998 as compared to $3.3 million for the three months ended March 31, 1997. The increase in 1998 is due to the acquisition and construction activity in 1998 as compared to 1997.

  Cash flows provided by financing activities were $95.8 million for the three months ended March 31, 1998 as compared to $2.4 million in 1997. The increase in 1998 is due principally to the impact of borrowings under the Loan Agreement and proceeds from the sale of common stock pursuant to the ATS Stock Purchase Agreement.

  CBS Merger: In September 1997, American Radio entered into the CBS Merger Agreement pursuant to which a subsidiary of CBS will be merged into American Radio. As a consequence of the consummation of the CBS Merger, all of the shares of ATS owned by ARS will be distributed to ARS common stockholders and holders of options to acquire ARS Common Stock or upon conversion of shares of ARS Convertible Exchangeable Preferred Stock. As a consequence of the CBS Merger, ATS will cease to be a subsidiary of, or to be otherwise affiliated with, American Radio and will operate as an independent publicly traded company. Pursuant to the provisions of the CBS Merger Agreement, ATS will enter into the ARS-ATS Separation Agreement with CBS and ARS providing for, among other things, the orderly separation of ARS and ATS, the allocation of certain tax liabilities to ATS, certain closing date adjustments relating to ARS, the lease to ARS by ATS of space on certain towers previously owned by ARS and transferred to ATS, and certain indemnification obligations (including with respect to securities law matters) of ATS.

  ATS's principal obligation is to reimburse CBS on a "make-whole" (after tax) basis for the tax liabilities in excess of $20.0 million to be incurred by ARS attributable to the distribution of the Common Stock to the ARS security holders and certain related transactions. In light of the significant increase in the trading levels of the Class A Common Stock, ATS and CBS have agreed that ARS will treat the distribution on its tax return on a more conservative basis than originally contemplated in order to avoid the possibility of significant interest and penalties for which ATS would be responsible. Assuming the "fair market value" of ARS's stock interest in ATS was equal to $23.00 per share, the last reported sale price of such stock in the "when-issued" market on April 30, 1998, the total estimated tax reimbursement ATS would be required to make would be between approximately $315.0 and $345.0 million, depending on applicable state tax rates. Such estimate gives effect to deductions of approximately $93.0 million, based on such closing price, available to ARS as a consequence of stock option cancellations contemplated by the CBS Merger. The tax reimbursement would change by between approximately $20.5 and $22.5 million, again depending on applicable state tax rates, for each $1.00 change in the "fair market value" of the Common Stock under the tax reporting position to be followed. The estimates described above are based on a number of assumptions and interpretations of various applicable income tax rules and are subject to change.

  ARS has agreed that it will pursue, for the benefit and at the cost of ATS, a refund claim, attributable to the "make whole" provision, estimated at approximately $90.0 million, based on the assumed "fair market value" set forth above. Any such refund claim will, in fact, be based on the actual amount of tax paid. In light of existing tax law, there can, of course, be no assurance that any such refund claim will be successful.

  ARS and CBS have, agreed that in computing the amount of taxable gain that is recognized by ARS in connection with the distribution of the Common Stock, ARS shall, subject to certain limitations, if so requested by ATS, report the amount so realized based on the "fair market value" of such stock as determined based on an appraisal prepared by a mutually agreed upon appraiser. Any such appraisal is not, of course, binding on the Internal Revenue Service or other taxing authorities.

  In connection with an inter-corporate taxable transfer of assets entered into in January 1998 by ATS in contemplation of the separation of ATS and ARS, a portion of the tax with respect to which ATS is obligated to indemnify CBS was incurred. Such transfer resulted in an increase in the tax bases of ATS's assets of approximately $330.0 million. ATS will have potential depreciation and amortization deductions over the next 15 years of $22.0 million per year and recorded a deferred tax asset and corresponding liability due to ARS of approximately $125.0 million to reflect these transactions.

  The ARS-ATS Separation Agreement will provide for closing date balance sheet adjustments based upon the working capital (current assets less defined liabilities) and specified debt levels of ARS. ATS will benefit from or bear the cost of such adjustments. ATS's preliminary estimate of such adjustments is that it will not be required to make a payment of more than $20.0 million and that, in addition, it will be required to reimburse CBS for the tax consequences of any such payment which would result in additional liability to ATS of approximately $13.0 million assuming a $20.0 million adjustment payment under the tax reporting method to be followed and as to which a refund claim will be filed. Since the amounts of working capital and debt are dependent upon the uncertainty, among other things, of recent operating results and cash capital expenditures, as well as CBS Merger expenses and the interpretation of certain provisions of the CBS Merger Agreement as to which certain issues between ATS and CBS exists, ATS is unable to state definitively what payments, if any, will be owed by ATS to CBS.

  ATS is actively negotiating a commitment from a major investment banking firm with respect to a preferred stock financing (the Interim Financing) which provides for the issuance and sale by ATS of up to $400.0 million of preferred stock (the Interim Preferred Stock). ATS plans to draw on such commitment and sell Interim Preferred Stock to finance its obligation to CBS with respect to tax reimbursement, unless a public offering is consummated prior to the time the tax reimbursement is due to CBS. Consummation of the Interim Financing is subject to the negotiation and execution of a definitive preferred stock purchase agreement (the Interim Financing Agreement) and satisfaction of the closing conditions to be set forth therein. ATS intends to redeem the Interim Preferred Stock, to the extent issued, out of the proceeds of a public offering of Class A Common Stock to be registered under the Securities Act if, as is likely, the tax reimbursement is due prior to the consummation of such public offering or, if not, to use such public offering proceeds directly to reimburse CBS for such tax liability. Any remaining proceeds are intended to be used to fund any closing date balance sheet adjustments (or repay bank borrowings incurred for such purpose). Any public offering would have a dilutive effect on ATS's then existing stockholders, particularly since the proceeds will be used to satisfy a liability and not to finance the acquisition of a revenue producing property. Further, any public offering would be subject to market conditions and other factors. There can be no assurance that any such financing would be available on terms favorable to ATS.

  The foregoing is a description of the rights and obligations of ARS and ATS in the event the CBS Merger is consummated. Although the ARS-ATS Separation Agreement will be effective and operational if the merger of a subsidiary of ARS into ARS (the Tower Merger) is consummated, in the event the CBS Merger is not subsequently consummated, ATS and ARS have reserved the right to alter the terms of the agreement to provide for a sharing of the rights and obligations in a manner that may be more or less favorable to ATS. Because ARS and ATS believe that the CBS Merger will be consummated, no determination has been made of what the rights and obligations of ARS and ATS should be in the event it were not.

  On May 12, 1998, ATS filed a registration statement (No. 333-52481) with the Commission with respect to the Offering of an aggregate of 22,918,499 shares of ATS Class A Common Stock (including an Underwriter's over-allotment option of 2,083,500 shares) by ATS and certain selling stockholders. Pursuant to the consummation of the Offering, ATS will issue and sell approximately 17,400,000 shares of ATS Class A Common Stock and receive net proceeds estimated (based on an assumed initial public offering price of $23.00 per share) at approximately $381.5 million (exclusive of the Underwriter's over-allotment option). ATS will receive no proceeds from the sale of ATS Class A Common Stock by the selling stockholders. ATS expects to use such net proceeds to redeem the Interim Preferred Stock, the net proceeds from the sale of which will be used principally to reimburse CBS with respect to the taxes payable as a consequence of the separation of ARS and ATS pursuant to the CBS Merger and to reduce bank borrowings.

  The Offering is subject to various conditions, including prevailing market conditions, and therefore may change. Further, there can be no assurances that the Offering will be completed or that, if the Offering is completed, it will be completed on terms favorable to ATS. The registration statement relating to these securities has been filed with the Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This communication shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state. Copies of the Prospectus relating to the Offering may be obtained from Credit Suisse First Boston, Prospectus Department, 11 Madison Avenue, New York, New York 10010, (212) 325-2000.

  Stock Purchase Agreement: In January 1998, ATS issued 8,000,000 shares of Common Stock at a purchase price of $10.00 per share, for an aggregate purchase price of $80.0 million, of which an aggregate of 4,487,500 shares of Class B Common Stock and 450,000 shares of Class A Common Stock were issued in exchange for an aggregate of $49.4 million of notes secured by ARS Common Stock having a market value of not less than 175% of the principal amount and accrued and unpaid interest on such notes. The notes will be paid out of the proceeds of the CBS Merger. These transactions will increase ATS's ability to fund acquisitions and meet its liquidity and capital resource needs.

  Loan Agreement: In October 1997, ATS entered into the Loan Agreement, which provides ATS with a $250.0 million loan commitment based on ATS maintaining certain operational ratios and an additional $150.0 million loan at the discretion of ATS, which is available through June 2005. Following the closing of the Loan Agreement and repayment of amounts outstanding under the previous agreement, ATS incurred an extraordinary loss in the fourth quarter of 1997 of approximately $1.2 million which was recorded net of the applicable income tax benefit of $0.7 million, representing the write-off of deferred financing fees associated with the previous facility. The terms of the Loan Agreement are discussed in the Notes to the Consolidated Financial Statements on the Form 10-K and Note 7. As of March 31, 1998, ATS had approximately $157.1 million of total long-term debt, of which approximately $155.5 million represented borrowings outstanding under the Loan Agreement.

  In order to facilitate future growth and, in particular, to finance its construction program, ATS and the Operating Subsidiaries have received commitments for, and are in the process of negotiating, the New Credit Facilities with its senior lenders, pursuant to which the existing maximum borrowing of the Operating Subsidiaries would be increased from $400.0 million to $900.0 million, subject to compliance with financial ratios, and ATS (the parent company) would be able to borrow an additional $150.0 million. The New Credit Facilities with ATS would provide for a $150.0 million term loan maturing at the earlier of (i) eight and one-half years or (ii) December 31, 2006, amortizing quarterly in an amount equal to 2.5% of the principal amount outstanding at June 30, 2001 at the end of each quarter between such date and June 30, 2006, both inclusive, and the balance in two equal installments on September 30 and December 31, 2006. The ATS New Credit Facility would be fully drawn at closing and would provide for interest rates determined, at the option of ATS, of either the LIBOR Rate (as to be defined) plus 3.50% or the Base Rate (as to be defined) plus 2.5%. The New Credit Facilities with the Operating Subsidiaries provide for $900.0 million credit facilities maturing at the earlier of (a) eight years or (b) June 30, 2006 consisting of the following: (i) a $250.0 million multiple-draw term loan, (ii) a $400.0 million reducing revolving credit facility and (iii) a $250.0 million 354-day revolving credit facility that converts to a term loan facility thereafter. The interest rate provisions are similar to those in the Loan Agreement, except that the range over the Base Rate is between 0.00% and 1.250% and the range over the LIBOR Rate is between 0.750% and 2.250%. Borrowings under the Operating Subsidiaries' New Credit Facilities are conditioned upon compliance with certain financial ratios and are required to be repaid, commencing June 30, 2001, in increasing quarterly amounts designed to amortize the loans at maturity.

  The loans to ATS and the Operating Subsidiaries will be cross-guaranteed and cross-collateralized by substantially all of the assets of the consolidated group. The Operating Subsidiaries will be required to pay quarterly commitment fees equal to 0.375% or 0.250% per annum, depending on their consolidated financial leverage, on the aggregate unused portion of the aggregate commitment (other than, until taken down, the 364-day facility on which it is 0.125% until so taken down). Other proposed provisions of the Operating Subsidiaries' New Credit Facilities are comparable to the Loan Agreement, although the financial and other covenants are somewhat more favorable to the Operating Subsidiaries in certain respects, including an increase of the Total Debt (of the Operating Subsidiaries) to Annualized Operating Cash flow ratio from 6.0:1 to 6.5:1 and the inclusion of a Total Debt (of ATS and the Operating Subsidiaries) to Annualized Operating Cash flow ratio of 8.0:1. The New Credit Facility of ATS will prohibit the payment of cash dividends and the redemption, purchase or other acquisition of equity securities, except to the extent of the net proceeds of the proposed public offering used to redeem the Interim Preferred Stock. There can, of course, be no assurance that the New Credit Facilities will be executed on terms satisfactory to ATS. In connection with the refinancing, ATS expects to recognize an extraordinary loss of approximately $1.4 million, net of a tax benefit of $0.9 million, during the second quarter of 1998.

  A substantial portion of ATS's cash flow from operations is required for debt service. Accordingly, ATS's leverage could make it vulnerable to a downturn in the operating performance of its tower properties or in economic conditions. ATS believes that its cash flows from operations will be sufficient to meet its debt service requirements for interest and scheduled payments of principal under the proposed loan agreements. If such cash flow were not sufficient to meet such debt service requirements, ATS might be required to sell equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that ATS would be able to effect any of such transactions on favorable terms.

  ATS historically has had sufficient cash from its operations to meet its working capital needs, including normal capital expenditures, but excluding financing of acquisitions and construction, and believes that it has sufficient financial resources available to it, including borrowings under the Loan Agreement, to finance operations for the foreseeable future.

  ATS intends to finance its obligations under pending acquisitions out of borrowings under the Loan Agreement or the New Credit Facilities. ATS estimates such obligations aggregate approximately $363.6 million, including the repayment of approximately $125.0 million of debt in connection with the ATC Merger.

  During the three months ended March 31, 1998, ATS built approximately 50 towers and had additional capital expenditures of approximately $12.7 million. During 1998, ATS (including ATC and other acquired companies) plans to build or commence construction of approximately 550 towers (most of which are on a build to suit basis) at an estimated aggregate cost of approximately $110.0 million, including a contract presently being negotiated with a wireless service company to provide more than 200 towers (of which more than 160 will be newly constructed) for an estimated cost of approximately $32.0 million, although there can be no assurance that such negotiations will result in a definitive agreement.

  If additional substantial acquisition or construction opportunities become available, ATS may require additional financing during 1998. Any such financing could take the form of an increase in the maximum borrowing levels under the New Credit Facilities (which would be dependent on the ability to meet certain leverage ratios), the issuance of debt or senior equity securities (which could have the effect of increasing its consolidated leverage ratios) or equity securities (which, in the case of Common Stock or securities convertible into or exercisable for Common Stock, would have a dilutive effect on the proportionate ownership of ATS of its then existing common stockholders). There can be no assurance that any such financing would be available on favorable terms.

  Management expects that the consummated acquisitions, the consummation of the ATC Merger and current and future construction activities will have a material impact on liquidity. Management believes that the acquisition activities, once integrated, will have a favorable impact on liquidity and will offset the initial effects of the funding requirements. Management also believes that the construction activities may initially have an adverse effect on the future liquidity of ATS as newly constructed towers will initially decrease overall liquidity, although, as such sites become more fully operational and achieve higher utilization, they should generate cash flow, and in the long-term, increase liquidity.

YEAR 2000

  ATS is aware of the issues associated with the Year 2000 as it relates to information systems. The Year 2000 is not expected to have a material impact on ATS's current information systems because its software is either already Year 2000 compliant or required changes are not expected to be material. Based on the nature of ATS's business, ATS anticipates it is not likely to experience material business interruption due to the impact of Year 2000 compliance on its customers and vendors. As a result, ATS does not anticipate that incremental expenditures to address Year 2000 compliance will be material to ATS's liquidity, financial position or results of operations over the next few years.

INFLATION

  The impact of inflation on ATS's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future will not have material adverse effect on ATS's operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income," which became effective for the Company for periods beginning after December 15, 1997. FAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. FAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has adopted this statement in the first quarter of 1998. Comprehensive income does not differ from net income.

  In June 1997, the FASB released FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 established standards for reporting information about the operating segments in its annual report and interim reports. ATS will adopt this standard for its full year 1998 financial information.

  In February 1998, the FASB released FAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (FAS 132), which ATS will be required to adopt in 1998. FAS 132 will require additional disclosure concerning changes in ATS's pension obligations and assets and eliminates certain other disclosures no longer considered useful. Adoption of this standard will have no effect on reported consolidated results of operations or financial position.

                          PART II. OTHER INFORMATION.

ITEM 1.--LEGAL PROCEEDINGS.

  In the normal course of business, the Company is subject to certain suits and other matters. Management believes that the eventual resolution of any pending matters, either individually or in the aggregate, will not have a material effect on financial position, liquidity or results of operations.

ITEM 2.--CHANGES IN SECURITIES AND USE OF PROCEEDS.

  On January 22, 1998, the Company acquired all of the outstanding stock of Gearon & Co, Inc. (Gearon) for an aggregate purchase price of $80.0 million. The purchase price consisted of approximately $32.0 million in cash and assumed liabilities and the issuance of 5,333,333 shares of Class A Common Stock valued at $9.00 per share or $48.0 million.

  On January 22, 1998, the Company sold 8,000,000 shares of Common Stock (1,350,000 Class A, 4,649,950 Class B and 2,000,000 of Class C) at a purchase price of $10.00 per share for an aggregate purchase price of $80.0 million. Payment of the purchase price of 3,062,500 shares was in the form of cash of approximately $30.6 million and an aggregate 4,487,500 shares of Class B Common Stock and 450,000 shares of Class A Common Stock were issued in exchange for $49.4 million of notes due at the earlier of consummation of the CBS Merger or, in the event the CBS Merger Agreement is terminated, December 31, 2000. The notes bear interest at the six-month London Interbank Rate, as measured from time to time, plus 1.5% per annum, and are secured by shares of ARS Common Stock having a fair market value of not less than 175% of the principal amount and unpaid interest on the notes. The notes are prepayable at any time at the option of the debtor and will be due and payable, at the option of the Company, in the event of certain defaults as described in the notes.

  All of the shares referred to in the foregoing paragraphs were issued by ATS in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. Each holder represented that it was acquiring its shares for investment purposes and not with a view to distribution within the meaning of the Securities Act. The stock certificates issued to all such holders bore restrictive legends. No commission or other remuneration will be paid or given by ATS directly or indirectly in connection with any of the foregoing transactions.

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Exhibits.

  Listed below are the exhibits which are filed as part of this Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K). Each exhibit marked by a (*) is incorporated by reference to ATS's Registration Statement on Form S-4 (File No. 333-46025) as declared effective by the Securities and Exchange Commission on February 17, 1998. Each exhibit marked by a (+) is incorporated by reference to ATS's Registration Statement on Form S-1 (File No. 333-50111) as declared effective by the Securities and Exchange Commission on May 8, 1998. Each exhibit marked by a (++) is incorporated by reference to ATS's Registration Statement on Form S-1 (File No. 333-52481) filed on May 12, 1998. Exhibit numbers in parenthesis refer to the exhibit number in the applicable Registration Statement.

 EXHIBIT NO.       DESCRIPTION OF DOCUMENT               EXHIBIT FILE NO.
 ----------- -----------------------------------   ----------------------------
  2.1        Amendment No. 1 to Agreement and
             Plan of Merger, dated as of January
             22, 1998, among ATS, American Tower
             Systems (Delaware), Inc., a
             Delaware corporation (formerly
             known as American Tower Systems,
             Inc.) ("ATSI"), Gearon & Co., Inc.,
             a Georgia corporation, and J.
             Michael Gearon, Jr.................   (*2.2)
 3(i).1      Certificate of Amendment to
             Restated Certificate of
             Incorporation of ATS,
             as filed with the Secretary of
             State of the State of Delaware on
             April 28, 1998.....................   (++3(i).3)
  10.1       Assumption Agreement, dated as of
             January 22, 1998, by and among ATS,
             ATSI, American Tower Systems, L.P.,
             a Delaware limited partnership,
             Toronto Dominion (Texas), Inc., as
             Administrative Agent and the Banks
             parties thereto....................   (*10.4)
  10.2       American Tower Systems Corporation
             1997 Stock Option Plan, dated as of
             November 5, 1997, as amended and
             restated on April 28, 1998.........   (+10.26)
  10.3       American Tower Systems Corporation
             Stock Purchase Agreement, dated as
             of January 8, 1998, by and among
             ATS and the Purchasers.............   (*10.27)
  10.4       Employment Agreement, dated as of
             January 22, 1998, by and between
             ATSI and J. Michael Gearon, Jr.....   (*10.28)
  10.5       Asset Purchase Agreement, dated as
             of January 23, 1998, by and among
             ATSI, Midcontinent Media, Inc., a
             South Dakota corporation
             ("Midcontinent"), Midcontinent
             Teleport Co., a South Dakota
             corporation and a wholly-owned
             subsidiary of Midcontinent ("MTC"),
             Wit Communications, Inc., a
             Delaware corporation and a wholly-
             owned subsidiary of MTC, ("Wit")
             and Washington International
             Teleport, Inc., a Delaware
             corporation and a wholly-owned
             subsidiary of Wit..................   (*10.29)
   27        Financial Data Schedule............   Filed herewith as Exhibit 27

 (b) Reports on Form 8-K.

  1. Form 8-K (Items 5 and 7) on March 20, 1998.

  2. Form 8-K (Items 5 and 7) on May 1, 1998.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          American Tower Systems Corporation

                                          By:     /s/ Joseph L. Winn
Date: May 15, 1998                          -----------------------------------
                                          Joseph L. Winn
                                          Treasurer & Chief Financial Officer
                                          (Duly Authorized Officer)

                                          By:    /s/ Justin D. Benincasa
Date: May 15, 1998                          -----------------------------------
                                          Justin D. Benincasa
                                          Vice President & Corporate
                                           Controller
                                          (Duly Authorized Officer)