Form 10-Q
period 1998-06-30
AMERICAN TOWER CORP /MA/
filed 1998-08-14
CIK 1053507

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

(Mark One):
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

COMMISSION FILE NUMBER: 001-14195

                          AMERICAN TOWER CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                              65-0723837
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

                      AMERICAN TOWER SYSTEMS CORPORATION
                  (Former name, if changed from last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

   Yes X                                    No

                                                              OUTSTANDING AT
CLASS OF COMMON STOCK                                         JULY 31, 1998
--------------------------------------------------------------------------------
Class A Common Stock........................................   94,581,466 shares
Class B Common Stock........................................    9,177,126 shares
Class C Common Stock........................................    3,295,518 shares
--------------------------------------------------------------------------------
Total.......................................................  107,054,110 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           AMERICAN TOWER CORPORATION

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
                         PART I. FINANCIAL INFORMATION

 ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        Consolidated Balance Sheets
         December 31, 1997 and June 30, 1998.........................      1
        Consolidated Statements of Operations
         Three and six months ended June 30, 1997 and 1998...........      2
        Consolidated Statements of Cash Flows
         Six months ended June 30, 1997 and 1998.....................      3
        Notes to Unaudited Condensed Consolidated Financial State-         4
         ments.......................................................
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..................................      12

                           PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS..........................................      19
 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..................      19
 ITEM 5. OTHER INFORMATION..........................................      19
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................      20
         SIGNATURES.................................................      22

                         PART I. FINANCIAL INFORMATION.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       DECEMBER 31,  JUNE 30,
                                                           1997        1998
                                                       ------------ ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................   $  4,596   $   63,716
  Accounts receivable, net of allowance for doubtful
   accounts of $125 and $661, respectively ...........      3,239       13,213
  Unbilled receivables................................                   2,281
  Prepaid and other current assets....................        790        2,865
  Deferred income taxes...............................         63           63
                                                         --------   ----------
    Total current assets..............................      8,688       82,138
                                                         --------   ----------
PROPERTY AND EQUIPMENT, net...........................    117,618      346,741
UNALLOCATED PURCHASE PRICE, net.......................    108,192      660,177
OTHER INTANGIBLE ASSETS, net..........................      8,424       24,221
NOTE RECEIVABLE.......................................     10,700        4,100
DEPOSITS AND OTHER LONG-TERM ASSETS...................      1,735        2,850
DEFERRED INCOME TAXES.................................                  17,474
                                                         --------   ----------
TOTAL.................................................   $255,357   $1,137,701
                                                         ========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt...................   $    110   $    1,125
  Accounts payable....................................      3,738        4,824
  Accrued expenses....................................      4,492       21,917
  Accrued interest....................................        914          633
  Unearned income.....................................      1,752        5,912
  Interim Preferred Stock, due within one year, $0.01
   par value, 20,000,000 shares authorized, 300,000
   shares issued and outstanding; liquidation prefer-
   ence $1,000 per share plus accrued dividends of
   $2,316 ............................................                 302,316
  Due to CBS Corporation..............................                  44,827
                                                         --------   ----------
    Total current liabilities.........................     11,006      381,554
                                                         --------   ----------
LONG-TERM DEBT........................................     90,066      299,399
DEFERRED INCOME TAXES.................................        418
OTHER LONG-TERM LIABILITIES...........................         33          896
                                                         --------   ----------
    Total long-term liabilities.......................     90,517      300,295
                                                         --------   ----------
MINORITY INTEREST IN SUBSIDIARIES.....................        626          605
                                                         --------   ----------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CLASS A COMMON STOCK:
    $.01 par value, 720,000 shares issued and out-
     standing; at estimated redemption value of $24
     15/16 per share..................................                  17,955
                                                         --------   ----------
STOCKHOLDERS' EQUITY:
  Preferred Stock; $0.01 par value; 20,000,000 shares
   authorized; (See Interim Preferred Stock above for
   300,000 shares issued and outstanding).............
  Class A Common Stock; $.01 par value; 300,000,000
   shares authorized; 29,667,883 and 65,993,264 shares
   issued and outstanding, respectively...............        297          660
  Class B Common Stock; $.01 par value; 50,000,000
   shares authorized; 4,670,626 and 9,177,126 shares
   issued and outstanding, respectively...............         47           92
  Class C Common Stock; $.01 par value; 10,000,000
   shares authorized; 1,295,518 and 3,295,518 shares
   issued and outstanding, respectively...............         13           33
  Additional paid-in capital..........................    155,711      460,693
  Accumulated deficit.................................     (2,860)     (24,186)
                                                         --------   ----------
    Total stockholders' equity........................    153,208      437,292
                                                         --------   ----------
TOTAL.................................................   $255,357   $1,137,701
                                                         ========   ==========

      See notes to unaudited condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                           JUNE 30,             JUNE 30,
                                      --------------------  ------------------
                                        1997       1998      1997      1998
                                      --------- ----------  -------- ---------
REVENUES:
  Tower rental and management.......  $  1,566  $   12,005  $ 2,931  $  21,498
  Site acquisition services.........       427       7,000      427     12,275
  Video, voice and data
   transmission.....................                 4,004               7,146
  Other.............................        22          73       23         89
                                      --------  ----------  -------  ---------
    Total operating revenues........     2,015      23,082    3,381     41,008
                                      --------  ----------  -------  ---------
OPERATING EXPENSES:
  Operating expenses excluding
   depreciation and amortization,
   tower separation expenses and
   corporate general and
   administrative expenses:
    Tower rental and management.....       604       5,430    1,142     10,330
    Site acquisition services.......       167       6,191      167     10,734
    Video, voice and data
     transmission...................                 2,717               4,769
  Depreciation and amortization.....       818       9,953    1,323     15,755
  Tower separation expenses.........                12,457              12,457
  Corporate general and
   administrative expense...........       261       1,084      540      1,626
                                      --------  ----------  -------  ---------
    Total operating expenses........     1,850      37,832    3,172     55,671
                                      --------  ----------  -------  ---------
INCOME (LOSS) FROM OPERATIONS.......       165     (14,750)     209    (14,663)
OTHER INCOME (EXPENSE):
  Interest expense..................      (222)     (7,472)    (318)    (9,902)
  Interest income and other, net....        32         966       57      1,831
  Minority interest in net earnings
   of subsidiaries..................       (81)       (110)    (161)      (189)
                                      --------  ----------  -------  ---------
TOTAL OTHER EXPENSE.................      (271)     (6,616)    (422)    (8,260)
                                      --------  ----------  -------  ---------
LOSS BEFORE BENEFIT FOR INCOME TAXES
 AND EXTRAORDINARY LOSS.............      (106)    (21,366)    (213)   (22,923)
INCOME TAX BENEFIT..................                 2,949       49      2,979
                                      --------  ----------  -------  ---------
LOSS BEFORE EXTRAORDINARY LOSS......      (106)    (18,417)    (164)   (19,944)
EXTRAORDINARY LOSS ON EXTINGUISHMENT
 OF DEBT, NET OF INCOME TAX BENEFIT
 OF $921............................                (1,382)             (1,382)
                                      --------  ----------  -------  ---------
NET LOSS............................  $   (106) $  (19,799) $  (164) $ (21,326)
                                      ========  ==========  =======  =========
BASIC AND DILUTED PER COMMON SHARE
 AMOUNTS:
  Loss before extraordinary loss....  $  (0.00) $    (0.33) $ (0.00) $   (0.39)
  Extraordinary loss................                 (0.02)              (0.03)
                                      --------  ----------  -------  ---------
  Net loss..........................  $  (0.00) $    (0.35) $ (0.00) $   (0.42)
                                      ========  ==========  =======  =========
WEIGHTED AVERAGE COMMON SHARE AND
 COMMON SHARE EQUIVALENTS
 OUTSTANDING........................    48,750      56,034   48,750     51,409
                                      ========  ==========  =======  =========

      See notes to unaudited condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             1997      1998
                                                           --------  ---------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES........... $    269  $  (8,734)
                                                           --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property and equipment and
   construction...........................................   (3,635)   (34,910)
  Payments for intangible assets..........................                (852)
  Payments for acquisitions...............................  (19,547)  (120,775)
  Advances of notes receivable............................     (254)    (9,100)
  Repayment of notes receivable...........................               2,000
  Deposits and other long-term assets.....................      (19)      (897)
                                                           --------  ---------
Cash used for investing activities........................  (23,455)  (164,534)
                                                           --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under loan agreement.........................   19,000    205,500
  Repayments of other notes payable.......................     (307)  (117,924)
  Net proceeds from private placement equity offering and
   stock options..........................................              80,340
  Cash transfers to CBS Corporation.......................            (221,665)
  Net proceeds from Interim Preferred Stock...............             300,000
  Contributions from ARS..................................    6,851     56,954
  Cash transfers to ARS...................................   (2,650)   (51,856)
  Distributions to minority interest......................     (210)      (210)
  Additions to deferred financing costs...................             (18,751)
                                                           --------  ---------
Cash provided by financing activities.....................   22,684    232,388
                                                           --------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......     (502)    59,120
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............    2,373      4,596
                                                           --------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................. $  1,871  $  63,716
                                                           ========  =========
NON-CASH TRANSACTIONS:
  Contribution of fixed assets and other assets from ARS..           $   6,488
  Issuance of common stock for acquisitions...............           $ 363,100
  Increase in deferred tax assets from corporate
   restructuring..........................................           $ 135,000
  Increase in due to CBS Corporation from estimated
   remaining tax liabilities..............................           $  54,700
  Adjustment to equity for CBS tax liability..............           $  76,960


      See notes to unaudited condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying financial statements have been prepared by American Tower Corporation (ATC or the Company, formerly American Tower Systems Corporation ), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 and the notes thereto included in the Company's Form 10-K.

  Accounting Policies--In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. This statement is effective for all fiscal quarters of years beginning after June 1999. The Company has not completed its evaluations of FAS No. 133, but does not expect it to significantly affect the accounting and reporting of its current hedging activities.

  Comprehensive Income--Effective January 1, 1998, the Company adopted the provisions of FAS No. 130, "Reporting Comprehensive Income." There are currently no items other than net income which would be classified as part of comprehensive income.

  Tower Separation expenses--Tower separation expenses consist of costs incurred in connection with the separation of the Company from its former parent and include legal, accounting, financial advisory, and consent solicitation fees.

  Reclassifications--Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

2. BUSINESS AND CORPORATE STRUCTURE

  ATC was a majority owned subsidiary of American Radio Systems Corporation (ARS or American Radio) until consummation of the CBS Merger on June 4, 1998, as discussed below. American Tower Systems (Delaware), Inc. (ATSI) is a wholly-owned subsidiary of ATC and one of the operating subsidiaries of ATC. American Tower Systems, L.P. (ATSLP) is an indirect wholly-owned subsidiary of ATC, which conducts all of the business of ATC other than that conducted by ATSI or by the subsidiaries acquired as a consequence of the ATC Merger. (See
Note 8). ATSI and ATSLP are collectively referred to as the Borrower
Subsidiaries.

  CBS Merger: On June 4, 1998, the merger of American Radio and a subsidiary of CBS Corporation (CBS) was consummated (the CBS Merger). As a consequence, all of the shares of ATC owned by ARS were distributed to ARS common stockholders and holders of options to acquire ARS Common Stock or have been or will be distributed upon conversion of shares of ARS 7% Convertible Exchangeable Preferred Stock (the Convertible Preferred Stock). As a consequence of the CBS Merger, ATC ceased to be a subsidiary of, or to be otherwise affiliated with, American Radio and now operates as an independent publicly traded company. Pursuant to the provisions of the CBS Merger Agreement, ATC entered into an agreement (the Separation Agreement) with CBS and ARS providing for, among other things, the orderly separation of ARS and ATC, the allocation of certain tax liabilities to ATC, certain closing date adjustments relating to ARS, the lease to ARS by

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

ATC of space on certain towers previously owned by ARS and transferred to ATC, the lease of corporate office space, and certain indemnification obligations (including with respect to securities law matters) of ATC.

  The Separation Agreement required ATC to reimburse CBS on a "make-whole" (after tax) basis for the tax liabilities incurred by ARS attributable to the distribution of the Common Stock owned by ARS to the ARS security holders and certain related transactions to the extent that the aggregate amount of taxes required to be paid by ARS exceeded $20.0 million. The amount of that tax liability was dependent on the "fair market value" of the Common Stock at the time of the consummation of the CBS Merger. ATC received an appraisal from an independent appraisal firm that the "fair market value" of ARS's stock interest in ATC was equal to $17.25 per share. Based on such appraisal, ARS paid estimated taxes of approximately $212.0 million and was reimbursed therefore by ATC. As required by the Separation Agreement, ATC provided CBS with security of $9.8 million in cash (which may be replaced at ATC's option with a letter of credit reasonably satisfactory to CBS) in connection with the filing of estimated tax returns based on such appraisal. Such appraisal is not, of course, binding on the Internal Revenue Service or other taxing authorities. The Company financed its tax reimbursement obligations to CBS with the Interim Preferred Stock proceeds discussed in Note 6. The $212.0 million payment also included estimated payments for the "make-whole" provisions of the liability associated with the conversion of the Convertible Preferred Stock and the working capital adjustment described below. Such taxes gave effect to estimated deductions of approximately $85.1 million available to ARS as a consequence of the cancellation or exercise of ARS stock options pursuant to the CBS Merger. ATC's reimbursement obligation with respect to such taxes would change by approximately $21.0 million for each $1.00 change in the "fair market value" of the Class A Common Stock under the tax reporting method followed. The average of the high and low trading prices of the Class A Common Stock in the when-issued over-the-counter market on June 4, 1998 was $20.50.

  The $212.0 million payment did not include all the taxes payable with respect to the shares of Class A Common Stock deliverable upon conversion of the Convertible Preferred Stock; such taxes will be based on the "fair market value" of the Class A Common Stock at the time of conversion. Conversions have occurred at various times since June 4, 1998. As of the date hereof, holders of Depositary Shares representing approximately 43% of the Convertible Preferred Stock have converted or have presented for conversion. ATC has recorded a liability of approximately $4.7 million due to CBS associated with these conversions and estimates that its remaining reimbursement obligation with respect to the taxes on the remaining Convertible Preferred Stock will be approximately $13.5 million under the tax reporting method followed. Such estimate is based on the August 10, 1998 fair market value of the Class A Common Stock of $23.25 per share. ATC's obligation for such conversions would change by approximately $1.2 million for each $1.00 change in the fair market value.

  ARS has agreed that it will pursue, for the benefit of and at the cost of ATC, a refund claim, attributable to the "make-whole" provision, estimated at between $40.0 million to $45.0 million, based on the appraised "fair market value" and the estimated taxes attributable to conversions of the Convertible Preferred Stock set forth above. Any such refund claim will, in fact, be based on the actual amount of taxes paid. In light of existing tax law, there can, of course, be no assurance that any such refund claim will be successful.

  The Separation Agreement provides for closing date balance sheet adjustments based upon the working capital, as defined, and debt levels of ARS. ATC will benefit from or bear the cost of such adjustments. ATC's preliminary estimate of such adjustments is that it will be required to make a payment of not more than $50.0 million and that, in addition, it will be required to reimburse CBS for the tax consequences of any such payment. The estimated taxes and refund amount stated above include such tax reimbursement amount. Since the amounts of working capital and debt are dependent upon the uncertainty, among other things, of recent operating results and cash capital contributions, as well as CBS Merger expenses, the ultimate payment will differ from the estimate provided herein and ATC is unable to state definitively what payments will be owed by ATC to CBS. Based on the above estimates, ATC has recorded a $50.0 million liability due to CBS and corresponding reduction in equity to reflect management's estimate at this time.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

  In connection with an inter-corporate taxable transfer of assets entered into in January 1998 by ATC in contemplation of the separation of ATC and ARS, a portion of the tax with respect to which ATC is obligated to indemnify CBS was incurred. Such transfer resulted in an increase in the tax bases of ATC's assets of approximately $366.5 million. ATC will have potential depreciation and amortization deductions over the next 15 years of $24.4 million per year resulting in a deferred tax asset of approximately $135.0 million.

3. LOSS PER COMMON SHARE DATA

  Basic loss per common share is computed using the weighted average number of common shares outstanding during each 1998 period presented or outstanding upon consummation of the CBS Merger during each 1997 period presented. Shares issuable upon exercise of options have been excluded from the computation as the effect is anti-diliutive. Had options been included in the computation, shares for the diluted computation would have increased by approximately 4.3 million and 4.4 million for the three and six months ended June 30, 1998, respectively. As described in Note 11, the Company issued approximately 27.9 million shares of Class A Common Stock in July 1998, which would materially impact the per share data.

4. INCOME TAXES

  The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year for each tax reporting corporate entity. Cumulative adjustments to the tax benefit (provision) are recorded in the interim period in which a change in the estimated annual effective rate is determined. Through January 1998, the Company participated in a tax sharing agreement with ARS. The tax sharing agreement was terminated in connection with the corporate restructuring described in Note 2; the Company and its subsidiaries will now prepare and file income tax returns on a separate consolidated basis.

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

6. STOCKHOLDERS' EQUITY

  Interim Preferred Stock Financing--On June 4, 1998, the Company entered into a stock purchase agreement (the Interim Financing Agreement) with respect to a preferred stock financing which provided for the issuance and sale by ATC of up to $400.0 million of Series A Redeemable Pay-In-Kind Preferred Stock (the Interim Preferred Stock) to finance ATC's obligation to CBS with respect to tax reimbursement. Pursuant to the Interim Financing Agreement, ATC issued $300.0 million of Interim Preferred Stock and used the proceeds to fund its tax reimbursement obligation to CBS, pay the commitment and other fees and expenses of the issue and sale of such stock and to reduce bank borrowings. The Interim Financing Agreement required that, to the extent the Interim Preferred Stock had not been redeemed by June 1999, an exchange for a new series of preferred stock would have taken place.

  Due to its short-term nature, the Interim Preferred Stock obligation has been classified as a short-term liability. Dividends, which accrued at a rate equal to the three-month LIBOR then in effect (approximately 5.69%) plus an agreed upon adjustable spread (5.0% for the period in which the obligation was outstanding), have been recorded as interest expense in the accompanying financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

  As discussed in Note 11, the Interim Preferred Stock was redeemed on July 9, 1998 at a redemption price equal to $1,010 per share plus accrued and unpaid dividends for an aggregate redemption value of $306.1 million. The Company incurred an extraordinary loss of approximately $7.4 million, net of a tax benefit of $4.9 million, during the third quarter of 1998, representing the write-off of certain commitment, deferred financing and redemption fees.

  ATC Stock Purchase Agreement--On January 22, 1998, the Company consummated the transactions contemplated by the stock purchase agreement (the ATC Stock Purchase Agreement), dated as of January 8, 1998, with Steven B. Dodge, Chairman of the Board, President and Chief Executive Officer of ARS and ATC, and certain other officers and directors of ARS and ATC (or their affiliates or family members or family trusts), pursuant to which those persons purchased
8.0 million shares of ATC Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $80.0 million, including 4.0 million shares by Mr. Dodge for $40.0 million. Payment of the purchase price was in the form of cash aggregating approximately $30.6 million and in the form of notes aggregating approximately $49.4 million which were repaid, including accrued interest, upon consummation of the CBS Merger on June 4, 1998.

7. LONG-TERM DEBT

  New Credit Facilities--In June 1998, ATC and the Borrower Subsidiaries entered into definitive agreements with respect to new credit facilities (the New Credit Facilities). The New Credit Facilities with ATC provide for a $150.0 million term loan maturing at the earlier of (i) eight and one-half years or (ii) December 31, 2006, amortizing quarterly in an amount equal to 2.5% of the principal amount outstanding at June 30, 2001 at the end of each quarter between such date and June 30, 2006, both inclusive, and the balance in two equal installments on September 30 and December 31, 2006. The ATC New Credit Facility was fully drawn at closing and provides for interest rates determined, at the option of ATC, of either the LIBOR Rate (as to be defined) plus 3.50% or the Base Rate (as to be defined) plus 2.5%. The New Credit Facilities with the Borrower Subsidiaries provide for $900.0 million credit facilities maturing at the earlier of (a) eight years or (b) June 30, 2006 consisting of the following: (i) a $250.0 million multiple-draw term loan,
(ii) a $400.0 million reducing revolving credit facility and (iii) a $250.0 million 364-day revolving credit facility that converts to a term loan facility thereafter. The Borrower Subsidiaries borrowed $125.0 million in the form of a term loan and an additional $19.0 million under the revolving credit arrangements that was repaid out of the proceeds of the Interim Preferred Stock sale. The interest rate provisions are similar to those in the prior credit agreement, except that the range over the Base Rate is between 0.00% and 1.250% and the range over the LIBOR Rate is between 0.750% and 2.250%. Borrowings under the Borrower Subsidiaries' New Credit Facilities are conditioned upon compliance with certain financial ratios and are required to be repaid, commencing June 30, 2001, in increasing quarterly amounts designed to amortize the loans through maturity. The loans to ATC and the Borrower Subsidiaries are cross-guaranteed and cross-collateralized by substantially all of the assets of the consolidated group. The Borrower Subsidiaries are required to pay quarterly commitment fees equal to 0.375% or 0.250% per annum, depending on their consolidated financial leverage, on the aggregate unused portion of the aggregate commitment (other than, until take down, the 364-day facility on which it is 0.125% until so taken down). Other provisions of the Borrower Subsidiaries' New Credit Facilities are comparable to the prior credit agreement, although the financial and other covenants are somewhat more favorable to the Borrower Subsidiaries in certain respects, including an increase of the Total Debt (of the Borrower Subsidiaries and their Restricted Subsidiaries) to Annualized Operating Cash Flow ratio from 6.0:1 to 6.5:1 and the inclusion of a Total Debt (of ATC and its Restricted Subsidiaries) to Annualized Operating Cash Flow ratio of 8.0:1. The New Credit Facility of ATC restricts the payment of cash dividends and other distributions and the redemption, purchase or other acquisition of equity securities. In connection with the repayment of borrowings under the prior credit agreement out of proceeds of borrowings under the New Credit Facilities, ATC recognized an extraordinary loss of approximately $1.4 million, net of a tax benefit of $0.9 million, during the second quarter of 1998.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

  Assumed Debt Obligations--In connection with the ATC Merger discussed in
Note 8, the Company assumed certain long-term note obligations of the acquired entity including a term note payable that was paid at closing, a $4.4 million noninterest-bearing secured note payable, due in annual installments through December 2000, a $430,000 noninterest-bearing unsecured note payable, maturing in October 1999 and other long-term obligations totaling approximately $34,000.

8. ACQUISITIONS

  During the first six months of 1998 and 1997, the Company consummated the following transactions. See the Form 10-K for additional information on these transactions.

  General: The following acquisitions have all been accounted for by the purchase method of accounting, and, accordingly, the operating results of the acquired entities have been included in consolidated operating results since the date of acquisition. The purchase prices have been allocated to the assets acquired, principally intangible assets, and the liabilities assumed based on their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as unallocated purchase price. The financial statements reflect the preliminary allocation of certain purchase prices as the appraisals for certain acquisitions have not yet been finalized. The Company does not expect the final appraisals to have a material effect on the financial position, results of operations or liquidity of the Company.

 1998 Acquisitions--

  In January 1998, the Company acquired all of the outstanding stock of Gearon & Co. Inc. (Gearon), a company based in Atlanta, Georgia, for an aggregate purchase price of approximately $80.0 million. The purchase price consisted of approximately $32.0 million in cash and assumed liabilities and the issuance of approximately 5.3 million shares of Class A Common Stock. Gearon is engaged in site acquisition, development, construction and facility management of wireless network communication facilities on behalf of its customers and owned or had at the time of acquisition under construction approximately 40 tower sites. Following consummation, the Company granted options to acquire up to 1,400,000 shares of Class A Common Stock at an exercise price of $13.00 to employees of Gearon.

  In January 1998, the Company acquired all of the outstanding stock of OPM-USA-Inc. (OPM), a company which owned approximately 90 towers at the time of acquisition. In addition, OPM is in the process of developing an additional 160 towers that are expected to be constructed during the next 12 to 18 months. The purchase price, which is variable and based on the number of towers completed and the forward cash flow of the completed OPM towers, could aggregate up to $105.0 million, of which approximately $21.3 million was paid at the closing. The Company had also agreed to provide the financing to OPM to enable it to construct the 160 towers in an aggregate amount not to exceed $37.0 million (less advances as of consummation aggregating approximately $5.7 million, excluding accrued interest). In May 1998, the Company paid the second installment of approximately $18.2 million which was based on the number of towers permitted and completed and the forward cash flow of the completed towers as of April 30, 1998.

  In January 1998, the Company consummated the acquisition of a communications site with six towers in Tucson, Arizona for approximately $12.3 million and the acquisition of a tower near Palm Springs, California for approximately $0.75 million.

  In February 1998, the Company acquired 11 communications tower sites in northern California for approximately $11.8 million.

  In March 1998, the Company acquired a tower in Sacramento, California for approximately $1.2 million.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

  In April 1998, the Company acquired a tower site in Pennsylvania for approximately $0.15 million.

  In May 1998, the Company consummated the acquisition of the assets relating to a teleport business serving the Washington D.C. area for approximately $30.5 million.

  On June 8, 1998, the Company consummated the American Tower Corporation Merger (ATC Merger) pursuant to which that entity was merged into ATC for an aggregate preliminary purchase price of approximately $550.0 million. At the time of closing, the acquired company owned approximately 775 communications towers and managed approximately 125 communications towers. In conjunction with the ATC Merger, the Company issued 28,782,386 shares of Class A Common Stock valued at approximately $287.8 million (excluding 1,252,364 shares of Common Stock reserved for options held by former employees of the acquired company valued at approximately $9.7 million) and assumed approximately $4.5 million of redeemable preferred stock (which was paid at closing) and $122.7 million of debt (of which approximately $118.3 million, including interest and associated fees, was paid at closing). The purchase price also includes acquisition costs, assumed working capital and deferred income taxes. The Company borrowed $57.0 million under the then existing credit agreements to fund a portion of the debt pay-off. Upon consummation of the ATC Merger, the Company changed its name from American Tower Systems Corporation to American Tower Corporation.

  In June 1998, the Company merged with a company owning a broadcasting tower in the Boston, Massachusetts area and issued 720,000 shares of Class A Common Stock to close the transaction. In connection with this transaction, ATC acquired a $12.0 million note receivable and issued a corresponding nonrecourse note payable which is payable only to the extent that payments on the note receivable are made to ATC. As such, the amounts have been offset in the accompanying financial statements. In addition, under a put agreement that was consummated in connection with the merger, the sellers have the right to require the Company to purchase, at any time prior to June 5, 1999, any or all shares of ATC Class A Common Stock received pursuant to consummation of the merger for a purchase price equal to the then current market price. Accordingly, the 720,000 shares have been recorded as redeemable common stock in the accompanying financial statements based on the June 30, 1998 fair market value of $24 15/16. In connection with the public offering described in
Note 11, the sellers sold 383,750 of the 720,000 shares in July 1998 reducing the Company's overall redemption obligation.

  In June 1998, ATC acquired four communication sites in Texas for a purchase price of approximately $0.82 million, two communication sites in California for approximately $1.7 million and a tower site in South Carolina for approximately $1.1 million.

 1997 Acquisitions--

  In May 1997, the Company acquired the following:

  (i) 21 tower sites and a tower site management business in Georgia, North Carolina and South Carolina for approximately $5.4 million;

  (ii) the assets of two affiliated companies engaged in the site acquisition business in various locations in the United States for approximately $13.0 million; and

  (iii) three tower sites in Massachusetts for approximately $0.26 million.

  In May 1997, the Company and an unaffiliated party formed a limited liability company (ATS/PCS, LLC, formerly Communications Systems Development,
LLC) to own and operate communication towers which will be constructed on over 50 tower sites in northern California. The Company advanced approximately $0.8 million to this entity and currently owns a 70% interest in the entity, with the remaining 30% owned by an unaffiliated party. The accounts of the limited liability company are included in the consolidated financial statements with the other party's investment reflected as minority interest in subsidiary. (See Note 10).

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

  The following unaudited pro forma summary for the six months ended June 30, 1997 and 1998 presents the consolidated results of operations as if the acquisitions had occurred as of January 1, 1997 after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1997 or of results which may occur in the future.

  In thousands, except per share data:

                                             SIX MONTHS ENDED SIX MONTHS ENDED
                                              JUNE 30, 1997    JUNE 30, 1998
                                             ---------------- ----------------
   Net revenues.............................     $ 52,205         $ 57,559
   Loss before extraordinary item...........      (20,918)         (31,695)
   Net loss.................................      (20,918)         (33,077)
   Basic and diluted net loss per common
    share...................................     $  (0.27)        $  (0.42)

9. RELATED PARTY TRANSACTIONS

  While the Company was a majority owned subsidiary of ARS prior to the CBS Merger discussed in Note 2, it received revenues of approximately $98,000, $226,000, $179,000 and $565,000 from ARS for tower rentals at Company-owned sites for the three months ended June 30, 1997 and 1998 and the six months ended June 30, 1997 and 1998, respectively.

  In January 1998, ARS contributed to ATC 14 communications sites used by ARS and various third parties (with an ARS aggregate net book value of approximately $4.7 million), and ARS and ATC entered into leases or subleases of space on the transferred towers. In May 1998, two additional communications sites were transferred and leases entered into following acquisition by ARS of the sites from third parties. These sites were contributed to ATC at an aggregate ARS net book value of approximately $0.3 million.

  In June 1998, ARS contributed the majority of its corporate fixed assets to ATC (with an ARS net book value of approximately $1.4 million).

  In conjunction with the ATC Merger discussed in Note 8, the Company assumed consulting agreements with three shareholders. Management payments under these agreements totaled approximately $25,000 for the three and six-month periods ended June 30, 1998. The Company is obligated to make additional payments of $150,000 in 1998 and $263,000 in 1999.

  Also in conjunction with the ATC Merger, the Company assumed land leases for certain tower sites that are with an entity owned by a shareholder. The same shareholder is the president of a tower fabrication and construction company. Following consummation of the ATC Merger, the Company made payments of approximately $526,000 to this entity for the three and six-month periods ended June 30, 1998.

  See Note 6 for a description of the ATC Stock Purchase Agreement.

10. PENDING TRANSACTIONS

  ATC is negotiating certain changes in the ATS/PCS, LLC arrangements, including the acquisition by ATS of the 58 communications sites in northern California presently owned by ATS/PCS, LLC in exchange for shares of Class A Common Stock, arrangements with respect to the development of communications sites in other locations, a priority return of ATC's construction advances, an increase in the percentage interest of the other member in ATS/PCS, LLC, and a management fee to ATC.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

  In June 1998, ATC entered into an agreement to acquire a company which is in the process of constructing approximately 40 towers in the Tampa, Florida area, of which seven are presently operational. The purchase price will be equal to the excess of (i) ten times the "Current Run Rate Cash Flow" at the time of closing, over (ii) the principal amount of the secured note referred to below. The purchase price will be payable in shares of Class A Common Stock (valued at market prices shortly prior to closing) and, at the election of the seller, cash in an amount not to exceed 49% of the purchase price. "Current Run Rate Cash Flow" means twelve (12) times the excess of net revenues over direct operating expenses for the month preceding closing. ATC is obligated to advance construction funds to the seller in an aggregate amount not to exceed $12.0 million in the form of a secured note (guaranteed by the stockholders on a nonrecourse basis and secured by the stock of the seller), of which approximately $4.1 million was advanced through June 30, 1998. The secured note would be payable in the event the acquisition was not consummated. Subject to the satisfaction of certain conditions, including, depending on the circumstances, the expiration or earlier termination of the HSR Act waiting period, the acquisition is expected to be consummated in the Spring of 1999.

  The Company is also pursuing the acquisitions of tower properties and tower businesses in new and existing locations, although there are no definitive purchase agreements with respect thereto.

11. SUBSEQUENT EVENTS

  On July 8, 1998, the Company completed a public offering of 27,861,987 shares of Class A Common Stock, $.01 par value per share (the Class A Common Stock) (including 2,361,987 shares sold by the Company pursuant to the exercise in full of the underwriters' over-allotment option) at $23.50 per share. Certain selling stockholders sold an additional 3,874,911 shares in the offering. Credit Suisse First Boston Corporation, BT Alex. Brown Incorporated, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., Merrill Lynch Pierce Fenner & Smith Incorporated and Smith Barney Inc. were the underwriters of the Class A Common Stock. The Company's net proceeds of the offering (after deduction of the underwriting discount and estimated offering expenses) were approximately $625.4 million. On July 9, 1998, the Company used approximately $306.1 million of the net proceeds from the offering to redeem all of the outstanding shares of the Interim Preferred Stock at a price of 101% of the stock's liquidation preference plus accrued and unpaid dividends. The balance was invested in short-term investment grade securities and will be used, together with borrowings under the New Credit Facilities, to fund future acquisitions and construction activities. In connection with the redemption of the Interim Preferred Stock, the Company incurred an extraordinary loss of approximately $7.4 million, net of a tax benefit of $4.9 million, during the third quarter of 1998.

  In July 1998, the Company acquired a microwave communication site in southern California for approximately $80,000, ten tower sites in southern Texas for approximately $6.3 million and three tower sites in Louisiana for approximately $0.75 million.

  In July 1998, under an agreement assumed pursuant to the ATC Merger, the Company acquired a tower site in Massachusetts for approximately $0.6 million. The agreement also requires the Company to purchase an additional tower site upon completion of its construction and tenant installation at a purchase price that is based on a multiple of the tower site's contractual revenue.

  In August 1998, the Company acquired two towers in the metropolitan area of Atlanta, Georgia for a purchase price of approximately $0.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  This discussion contains "forward-looking statements" including statements concerning projections, plans, objectives, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. ATC wishes to caution readers that certain important factors may have affected and could in the future affect ATC's actual results and could cause ATC's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of ATC. Such factors include (i) substantial capital requirements and leverage principally as a consequence of its ongoing acquisition and construction activities, as well as its remaining tax reimbursement and other obligations owed to ARS pursuant to the CBS Merger, (ii) dependence on demand for wireless communications and implementation of digital television, and (iii) the success of ATC's new tower construction program. The following discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and the notes thereto. As ATC was a wholly-owned subsidiary of American Radio during the periods presented through June 4, 1998, the consolidated financial statements may not reflect the results of operations or financial position of ATC had it been an independent, public company during those periods. Because of ATC's relatively brief operating history and the large number of recent acquisitions, the following discussion, which relates solely to ATC on a historical basis and does not include acquired companies, while presented to satisfy certain disclosure requirements of the Securities and Exchange Commission, will not necessarily reveal any significant developing or continuing trends.

  ATC was formed in July 1995 to capitalize on the opportunity in the communications site industry. ATC is a leading independent owner and operator of wireless communications towers in the United States. During 1997, its acquisition and construction activity accelerated and ATC acquired or constructed approximately 400 sites (and related site management businesses) and its initial site acquisition and voice, video and data transmission businesses. Since January 1, 1998, ATC has acquired approximately 930 communication sites and a major site acquisition business for an aggregate purchase price of approximately $748.0 million, including the issuance of approximately 34.9 million shares of Class A Common Stock.

  Management expects that acquisitions consummated to date will have a material impact on future revenues, expenses and income from continuing operations. In addition, the impact of the construction program of ATC is not reflected to any significant extent in the historical financial information because most of that activity is of more recent origin and is expected to accelerate substantially during 1998. Management believes that readers should be aware of the dramatic changes in the nature and scope of ATC's business in reviewing the ensuing discussion of comparative historical results.

RESULTS OF OPERATIONS

  As of June 30, 1998, ATC operated approximately 1,800 communications sites, principally in the Northeast and Mid-Atlantic regions, Florida, California and Texas. As of June 30, 1997, ATC operated approximately 300 communications sites, principally in the Northeast and Mid-Atlantic regions and Florida. See the Notes to the Unaudited Condensed Consolidated Financial Statements for a description of the acquisitions consummated during the six month periods ended June 30, 1997 and 1998. These transactions have significantly affected operations for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997.

THREE MONTHS ENDED JUNE 30, 1997 AND 1998 (DOLLARS IN THOUSANDS)

                                     THREE MONTHS ENDED
                                          JUNE 30,         AMOUNT OF  PERCENTAGE
                                     --------------------   INCREASE   INCREASE
                                       1997       1998     (DECREASE) (DECREASE)
                                     --------- ----------  ---------- ----------
Tower rental and management reve-
 nues..............................  $  1,566  $   12,005   $ 10,439      666.6%
Site acquisition service revenues..       427       7,000      6,573    1,539.3%
Video, voice and data transmission
 revenues..........................                 4,004      4,004
Other..............................        22          73         51      231.8%
                                     --------  ----------   --------   --------
Total operating revenues...........     2,015      23,082     21,067    1,045.5%
                                     --------  ----------   --------   --------
Tower rental and management ex-
 penses............................       604       5,430      4,826      799.0%
Site acquisition service expenses..       167       6,191      6,024    3,607.2%
Video, voice and data transmission
 expenses..........................                 2,717      2,717
                                     --------  ----------   --------   --------
Operating expenses excluding depre-
 ciation and amortization, tower
 separation and corporate general
 and administrative expenses.......       771      14,338     13,567    1,759.7%
                                     --------  ----------   --------   --------
Depreciation and amortization......       818       9,953      9,135    1,116.7%
Tower separation expenses..........                12,457     12,457
Corporate general and administra-
 tive expenses.....................       261       1,084        823      315.3%
Interest expense, net..............       190       6,506      6,316    3,324.2%
Minority interest in net earnings
 (loss) of subsidiaries............        81         110         29       35.8%
Income tax benefit.................                 2,949      2,949
Extraordinary loss on extinguish-
 ment of debt......................                 1,382      1,382
                                     --------  ----------   --------   --------
Net loss...........................  $   (106) $  (19,799)  $(19,693)  18,578.3%
                                     ========  ==========   ========   ========

  As noted above, ATC consummated numerous acquisitions in 1997 and 1998, many of which were of a material size. Except as explained below, substantially all of the increases indicated in the above table were attributable to the impact of these communications sites and related business acquisitions, principally those that occurred in 1997 and 1998. Site acquisition service revenues and expenses for the three months ended June 30, 1998 include the operating results of the Gearon site acquisition division that was acquired in January 1998 and, to a lesser extent, the operating results of two similar businesses that were acquired in May 1997. For the three months ended June 30, 1997, site acquisition service revenues and expenses included approximately two months of operating results from the May 1997 related business acquisitions. Video, voice and data transmission revenues and expenses for the three months ended June 30, 1998 include the operating results of the Company's first video, voice and data transmission business acquired in October 1997 and, to a lesser extent, a Washington D.C. area teleport business acquired in May 1998. The increase in depreciation and amortization is primarily attributable to the increase in depreciable and amortizable assets resulting from the 1997 and 1998 acquisitions, and, to a lesser extent, completed construction projects. Tower separation expenses relate to financial advisory, legal, accounting and consent solicitation fees and other expenses incurred in connection with the consummation of the CBS Merger and the separation of ATC from its former parent on June 4, 1998. The increase in corporate general and administrative expense is primarily attributable to the higher personnel costs associated with supporting ATC's greater number of tower properties and growth strategy. The increase in interest expense, net, relates to higher borrowing levels that were used to finance 1997 and 1998 acquisitions and $2.3 million of dividends associated with the Interim Preferred Stock financing that occurred in June 1998. The minority interest in net earnings of subsidiaries represents the elimination of the minority stockholders' earnings of consolidated subsidiaries. The extraordinary loss was incurred, net of an income tax benefit of $0.9 million, as a result of the write-off of deferred financing costs associated with the Company's previous credit agreements which were refinanced in June 1998. The effective tax rate benefit for the three months ended June 30, 1998 was approximately 13.8% as compared to 0% for the three months ended June 30, 1997. The effective rate benefit in 1998 is due to the effect of non-deductible items, principally amortization of goodwill, on certain stock acquisitions for which no tax benefit was recorded.

SIX MONTHS ENDED JUNE 30, 1997 AND 1998 (DOLLARS IN THOUSANDS)

                                       SIX MONTHS ENDED
                                           JUNE 30,        AMOUNT OF  PERCENTAGE
                                       ------------------   INCREASE   INCREASE
                                        1997      1998     (DECREASE) (DECREASE)
                                       -------- ---------  ---------- ----------
Tower rental and management reve-
 nues................................  $ 2,931  $  21,498   $ 18,567      633.5%
Site acquisition service revenues....      427     12,275     11,848    2,774.7%
Video, voice and data transmission
 revenues............................               7,146      7,146
Other................................       23         89         66      287.0%
                                       -------  ---------   --------   --------
Total operating revenues.............    3,381     41,008     37,627    1,112.9%
                                       -------  ---------   --------   --------
Tower rental and management ex-
 penses..............................    1,142     10,330      9,188      804.6%
Site acquisition service expenses....      167     10,734     10,567    6,327.5%
Video, voice and data transmission
 expenses............................               4,769      4,769
                                       -------  ---------   --------   --------
Operating expenses excluding
 depreciation and amortization, tower
 separation and corporate general and
 administrative expenses.............    1,309     25,833     24,524    1,873.5%
                                       -------  ---------   --------   --------
Depreciation and amortization........    1,323     15,755     14,432    1,090.9%
Tower separation expenses............              12,457     12,457
Corporate general and administrative
 expenses............................      540      1,626      1,086      201.1%
Interest expense, net................      261      8,071      7,810    2,992.3%
Minority interest in net earnings
 (loss) of subsidiaries..............      161        189         28       17.4%
Income tax benefit...................       49      2,979      2,930    5,979.6%
Extraordinary loss on extinguishment
 of debt.............................               1,382      1,382
                                       -------  ---------   --------   --------
Net loss.............................  $  (164) $ (21,326)  $(21,162)  12,903.7%
                                       =======  =========   ========   ========

  As noted above, ATS consummated numerous acquisitions in 1997 and 1998, many of which were of a material size. Except as explained below, substantially all of the increases indicated in the above table were attributable to the impact of these communications sites and related business acquisitions, principally those that occurred in 1997 and 1998. The increase in depreciation and amortization is primarily attributable to the increase in depreciable and amortizable assets resulting from the 1997 and 1998 acquisitions, and, to a lesser extent, completed construction projects. Tower separation expenses relate to financial advisory, legal, accounting and consent solicitation fees and other expenses incurred in connection with the consummation of the CBS Merger and the separation of ATC from its former parent on June 4, 1998. The increase in corporate general and administrative expenses is primarily attributable to the higher personnel costs associated with supporting ATS's greater number of tower properties and growth strategy. The increase in interest expense, net, relates to higher borrowing levels that were used to finance 1997 and 1998 acquisitions, and $2.3 million of dividends associated with the Interim Preferred Stock financing that occurred in June 1998. The minority interest in net earnings of subsidiaries represents the elimination of the minority stockholders' earnings of consolidated subsidiaries. The extraordinary loss was incurred, net of an income tax benefit of $0.9 million, as a result of the write-off of deferred financing costs associated with the Company's previous credit agreements which were refinanced in June 1998. The effective tax rate benefit for the six months ended June 30, 1998 was approximately 13% as compared to 23% for the six months ended June 30, 1997. The effective rate benefit in 1998 is due to the effect of non-deductible items, principally amortization of goodwill, on certain stock acquisitions for which no tax benefit was recorded.

LIQUIDITY AND CAPITAL RESOURCES

  ATC's liquidity needs arise from its acquisition-related activities, debt service, working capital and capital expenditures principally those associated with its construction program. Historically, ATC has met its operational liquidity needs with internally generated funds and has financed the acquisition of tower related properties, including related working capital needs, with a combination of contributions from American Radio and bank borrowings. For the six months ended June 30, 1998, cash flows used for operating activities were $8.7 million, as compared to $.3 million of cash flows from operating activities in 1997. The change is primarily attributable to working capital investments related to communications site acquisitions and growth.

  Cash flows used for investing activities were $164.5 million for the six months ended June 30, 1998 as compared to $23.5 million for the six months ended June 30, 1997. The increase in 1998 is due to the acquisition and construction activity in 1998 as compared to 1997.

  Cash flows provided by financing activities were $232.4 million for the six months ended June 30, 1998 as compared to $22.7 million in 1997. The increase in 1998 is due principally to the impact of borrowings under the credit facilities and proceeds from the Interim Preferred Stock financing and sale of common stock pursuant to the ATC Stock Purchase Agreement, somewhat offset by the tax payments to CBS.

  CBS Merger: On June 4, 1998, the merger of American Radio and a subsidiary of CBS was consummated. As a consequence, all of the shares of ATC owned by ARS were distributed to ARS common stockholders and holders of options to acquire ARS Common Stock or have been or will be distributed upon conversion of shares of Convertible Exchangeable Preferred Stock. As a consequence of the CBS Merger, ATC ceased to be a subsidiary of, or to be otherwise affiliated with, American Radio and operates as an independent publicly traded company. Pursuant to the provisions of the CBS Merger Agreement, ATC entered into the Separation Agreement with CBS and ARS providing for, among other things, the orderly separation of ARS and ATC, the allocation of certain tax liabilities to ATC, certain closing date adjustments relating to ARS, the lease to ARS by ATC of space on certain towers previously owned by ARS and transferred to ATC, the lease of corporate office space and certain indemnification obligations (including with respect to securities law matters) of ATC.

  The Separation Agreement required ATC to reimburse CBS on a "make-whole" (after tax) basis for the tax liabilities incurred by ARS attributable to the distribution of the Common Stock to the ARS security holders and certain related transactions to the extent that the aggregate amount of taxes required to be paid by ARS exceeds $20.0 million. The amount of that tax liability was dependent on the "fair market value" of the Common Stock at the time of the consummation of the CBS Merger. ATC received an appraisal from an independent appraisal firm that the "fair market value" of ARS's stock interest in ATC was equal to $17.25 per share. Based on such appraisal, ARS paid estimated taxes of approximately $212.0 million and was reimbursed therefor by ATC. As required by the Separation Agreement, ATC provided CBS with security of $9.8 million in cash (which may be replaced at ATC's option with a letter of credit reasonably satisfactory to CBS) in connection with the filing of estimated tax returns based on such appraisal. Such appraisal is not, of course, binding on the Internal Revenue Service or other taxing authorities. The Company financed its tax reimbursement obligations to CBS with the Interim Preferred Stock proceeds discussed below. The $212.0 million payment also included estimated payments for the "make-whole" provisions of the liability associated with the conversion of the Convertible Preferred Stock and the working capital adjustment described below. Such taxes gave effect to estimated deductions of approximately $85.1 million available to ARS as a consequence of the cancellation or exercise of ARS stock options pursuant to the CBS Merger. ATC's reimbursement obligation with respect to such taxes would change by approximately $21.0 million for each $1.00 change in the "fair market value" of the Class A Common Stock under the tax reporting method followed. The average of the high and low trading prices of the Class A Common Stock in the when-issued over-the-counter market on June 4, 1998 was $20.50.

  The $212.0 million payment did not include all the taxes payable with respect to the shares of Class A Common Stock deliverable upon conversion of the Convertible Preferred Stock; such taxes will be based on the "fair market value" of the Class A Common Stock at the time of conversion. Conversions have occurred at various times since June 4, 1998. As of the date hereof, holders of Depositary Shares representing approximately 43% of the Convertible Preferred Stock have converted or have presented for conversion. ATC has recorded a liability of approximately $4.7 million due to CBS associated with these conversions, and ATC estimates that its remaining reimbursement obligation with respect to the taxes on the remaining ARS Convertible Preferred Stock will be approximately $13.5 million under the tax reporting method followed. Such estimate is based on the August 10, 1998 fair market value of the Class A Common Stock of $23.25 per share. ATC's obligation for such conversions would change by approximately $1.2 million for each $1.00 change in the fair market value.

  ARS has agreed that it will pursue, for the benefit of and at the cost of ATC, a refund claim, attributable to the "make-whole" provision, estimated at between $40.0 million to $45.0 million, based on the appraised "fair market value" and the estimated taxes attributable to conversions of the Convertible Preferred Stock set forth above. Any such refund claim will, in fact, be based on the actual amount of taxes paid. In light of existing tax law, there can, of course, be no assurance that any such refund claim will be successful.

  The Separation Agreement provides for closing date balance sheet adjustments based upon the working capital, as defined, and debt levels of ARS. ATC will benefit from or bear the cost of such adjustments. ATC's preliminary estimate of such adjustments is that it will be required to make a payment of not more than $50.0 million and that, in addition, it will be required to reimburse CBS for the tax consequences of any such payment. The estimated taxes and refund amount stated above include such tax reimbursement amount. Since the amounts of working capital and debt are dependent upon the uncertainty, among other things, of recent operating results and cash capital contributions, as well as CBS Merger expenses, the ultimate payment will differ from the estimate provided herein and ATC is unable to state definitively what payments will be owed by ATC to CBS. Based on the above estimates, ATC has recorded a $50.0 million liability due to CBS and corresponding reduction in equity to reflect management's estimate at this time.

  Interim Preferred Stock Financing: On June 4, 1998, ATC issued $300.0 million of Interim Preferred Stock and used the proceeds to fund its tax reimbursement obligation to CBS, pay the commitment and other fees and expenses of the issue and sale of such stock and to reduce bank borrowings. As discussed below, the Interim Preferred Stock was redeemed on July 9, 1998 and as a result, the Company incurred an extraordinary loss of approximately $7.4 million, net of a tax benefit of $4.9 million, during the third quarter of 1998 representing the write-off of certain commitment, deferred financing and redemption fees.

  Due to its short-term nature, the Interim Preferred Stock obligation has been classified as a short-term liability. Dividends, which accrued at a rate equal to the three-month LIBOR then in effect (approximately 5.69%) plus an agreed upon adjustable spread (5.0% for the period in which the obligation was outstanding), have been recorded as interest expense in the accompanying financial statements.

  Public Offering of Class A Common Stock: On July 8, 1998, the Company completed a public offering of 27,861,987 shares of Class A Common Stock, $.01 par value per share (including 2,361,987 shares sold by the Company pursuant to the exercise in full of the underwriters' over-allotment option) at $23.50 per share. Certain selling stockholders sold an additional 3,874,911 shares in the offering. The Company's net proceeds of the offering (after deduction of the underwriting discount and estimated offering expenses) were approximately $625.4 million. On July 9, 1998, the Company used approximately $306.1 million of the net proceeds from the offering to redeem all of the outstanding shares of the Interim Preferred Stock at a price of 101% of the stock's liquidation preference plus accrued on unpaid dividends. The balance was invested in short-term investment grade securities and will be used, together with borrowings under the New Credit Facilities, to fund future acquisitions and construction activities.

  New Credit Facilities: In June 1998, ATC and its Borrower Subsidiaries entered into definitive agreements with respect to the New Credit Facilities. The New Credit Facilities with ATS provide for a $150.0 million term loan maturing at the earlier of (i) eight and one-half years or (ii) December 31, 2006, amortizing quarterly in an amount equal to 2.5% of the principal amount outstanding at June 30, 2001 at the end of each quarter between such date and June 30, 2006, both inclusive, and the balance in two equal installments on September 30, and December 31, 2006. The ATC New Credit Facility was fully drawn at closing and provides for interest rates determined, at the option of ATC, of either the LIBOR Rate (as to be defined) plus 3.50% or the Base Rate (as defined) plus 2.5%. The New Credit Facilities with the Borrower Subsidiaries provide for $900.0 million credit facilities maturing at the earlier of (a) eight years or (b) June 30, 2006 consisting of the following:
(i) a $250.0 million multiple-draw term loan, (ii) a $400.0 million reducing revolving credit facility and (iii) a $250.0 million 364-day revolving credit facility that converts to a term loan facility thereafter. The Borrower Subsidiaries borrowed $125.0 in the form of a term loan and an additional approximately $19.0 million under the revolving credit arrangements that was repaid out of the proceeds of the Interim Preferred Stock sale. The interest rate provisions are similar to those in the prior credit agreement, except that the range over the Base Rate is between 0.00% and 1.250% and the range over the LIBOR Rate is between 0.750% and 2.250%. Borrowings under the Borrower Subsidiaries' New Credit Facilities are conditioned upon compliance with certain financial ratios and are required to be repaid, commencing June 30, 2001, in increasing quarterly amounts designed to amortize the loans at maturity. The loans to ATC and the Borrower Subsidiaries are cross-guaranteed and cross-collateralized by substantially all of the assets of the consolidated group. The Borrower Subsidiaries are required to pay quarterly commitment fees equal to 0.375% or 0.250% per annum, depending on their consolidated financial leverage, on the aggregate unused portion of the aggregate commitment (other than, until take down, the 364-day facility on which it is 0.125% until so taken down). Other provisions of the Borrower Subsidiaries' New Credit Facilities are comparable to the prior credit agreement, although the financial and other covenants are somewhat more favorable to the Borrower Subsidiaries in certain respects, including an increase of the Total Debt (of the Borrower Subsidiaries and their Restricted Subsidiaries) to Annualized Operating Cash Flow ratio from 6.0:1 to 6.5:1 and the inclusion of a Total Debt (of ATC and its Restricted Subsidiaries) to Annualized Operating Cash Flow ratio of 8.0:1. The New Credit Facility of ATC restricts the payment of cash dividends and other distributions and the redemption, purchase or other acquisition of equity securities. In connection with repayment of borrowings under the prior credit agreement out of proceeds of borrowings under the New Credit Facilities, ATC recognized an extraordinary loss of approximately $1.4 million, net of a tax benefit of $0.9 million, during the second quarter of 1998.

  A substantial portion of ATC's cash flow from operations is required for debt service. Accordingly, ATC's leverage could make it vulnerable to a downturn in the operating performance of its tower properties or in economic conditions. ATC believes that its cash flows from operations will be sufficient to meet its debt service requirements for interest and scheduled payments of principal under the New Credit Facilities. If such cash flow were not sufficient to meet such debt service requirements, ATC might be required to sell equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that ATC would be able to effect any of such transactions on favorable terms.

  ATC believes that it has sufficient financial resources available to it, including borrowings under the New Credit Facilities to finance operations for the foreseeable future. ATC intends to finance its obligations under pending acquisitions out of borrowings under the New Credit Facilities.

  During the six months ended June 30, 1998, ATC had capital expenditures of approximately $36.2 million primarily related to construction activities. During 1998, ATC (including acquired companies) plans to build or commence construction of approximately 500 towers (most of which are on a build to suit basis) at an estimated aggregate cost of approximately $100.0 million. If additional substantial acquisition or construction opportunities become available, ATC may require additional financing during 1998. Any such financing could take the form of an increase in the maximum borrowing levels under the New Credit Facilities (which would be dependent on the ability to meet certain leverage ratios), the issuance of debt or senior equity securities (which could have the effect of increasing its consolidated leverage ratios) or equity securities (which, in the case of Common Stock or securities convertible into or exercisable for Common Stock, would have a dilutive effect on the proportionate ownership of ATC of its then existing common stockholders). There can be no assurance that any such financing would be available on favorable terms.

  Management expects that the consummated acquisitions, including the ATC Merger, and current and future construction activities will have a material impact on liquidity. Management believes that the acquisition activities, once integrated, will have a favorable impact on liquidity and will offset the initial effects of the funding requirements. Management also believes that the construction activities may initially have an adverse effect on the future liquidity of ATC as newly constructed towers will initially decrease overall liquidity, although, as such sites become more fully operational and achieve higher utilization, they should generate cash flow, and in the long-term, increase liquidity.

YEAR 2000

  ATC is aware of the issues associated with the Year 2000 as it relates to information systems. The Year 2000 is not expected to have a material impact on ATC's current information systems because its software is either already Year 2000 compliant or required changes are not expected to generate material costs. Based on the nature of ATC's business, ATC anticipates it is not likely to experience material business interruption due to the impact of Year 2000 compliance on its customers and vendors. As a result, ATC does not anticipate that incremental expenditures to address Year 2000 compliance will be material to ATC's liquidity, financial position or results of operations over the next few years.

INFLATION

  The impact of inflation on ATC's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future will not have material adverse effect on ATC's operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB released FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 established standards for reporting information about the operating segments in its annual report and interim reports. ATC will provide the required disclosure in its full year 1998 financial information and will provide required interim disclosure commencing with its first fiscal quarter of 1999.

  In February 1998, the FASB released FAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (FAS 132), which ATC will be required to adopt in 1998. FAS 132 will require additional disclosure concerning changes in ATC's pension obligations and assets and eliminates certain other disclosures no longer considered useful. Adoption of this standard will have no effect on reported consolidated results of operations or financial position.

  In June 1998, the FASB issued Statement of Financial Accounting Standards
(FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. This statement is effective for all fixed quarters of years beginning after June 1999. The Company has not completed its evaluations of FAS No. 133, but does not expect it to significantly affect the accounting and reporting of its current hedging activities.

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

ITEM 2.--CHANGES IN SECURITIES AND USE OF PROCEEDS.

  Changes in Securities -- None

  Recent Sales of Unregistered Securities -- On June 4, 1998, the Company entered into the Interim Financing Agreement with respect to a preferred stock financing which provided for the issuance and sale by ATC of up to $400.0 million of the Interim Preferred Stock to finance ATC's obligation to CBS with respect to tax reimbursement. Pursuant to the Interim Financing Agreement, ATC issued 300,000 shares of Interim Preferred Stock with an initial aggregate liquidation preference of $300.0 million to several institutional investors. On July 9, 1998, the Company paid approximately $306.1 million to redeem all of the outstanding shares of the Interim Preferred Stock at a price of 101% of the stock's liquidation preference plus accrued and unpaid dividends.

  On June 17, 1998, the Company merged with a company owning a broadcasting tower in the Boston, Massachusetts area and issued 720,000 shares of Class A Common Stock. In connection with this transaction, ATC acquired a $12.0 million note receivable in connection with the merger and issued a corresponding nonrecourse note payable which is payable only to the extent that payments on the note receivable are made to ATC.

  All of the shares referred to in the foregoing paragraphs were issued by ATC in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. Each holder represented that it was acquiring its shares for investment purposes and not with a view to distribution within the meaning of the Securities Act. The stock certificates issued to all such holders bore restrictive legends. No underwriting discounts or commissions were paid by ATC in connection with the foregoing transactions.

  Use of Proceeds -- The Company's Registration Statement on Form S-1 (File No. 333-52481) under the Securities Act of 1933, as amended, for its public equity offering (the "Registration Statement") became effective on July 1, 1998 and the offering commenced on July 2, 1998. The offering terminated after the sale of all securities that were registered under the Registration Statement. Credit Suisse First Boston Corporation, BT Alex. Brown Incorporated, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co., Inc., Merrill Lynch Pierce Fenner & Smith Incorporated were the managing underwriters of the offering. The Company registered and sold 27,861,987 shares of Class A Common Stock (including 2,361,987 shares sold by the Company pursuant to the exercise in full of the underwriters' over-allotment option) at $23.50 per share. The Company's net proceeds of the offering (after deduction of the underwriting discount and estimated offering expenses) were approximately $625.4 million. On July 9, 1998, the Company used approximately $306.1 million of the net proceeds from the offering to redeem all of the outstanding shares of the Interim Preferred Stock at a price of 101% of the stock's liquidation preference plus accrued and unpaid dividends. The balance was invested in short-term investment grade securities and will be used to fund future acquisitions and construction activities. None of the expenses paid in connection with the registration and distribution of the Class A Common Stock in the offering, and none of the net offering proceeds, were paid directly or indirectly to directors, officers, or general partners of the Company or their associates, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company.

ITEM 5.--OTHER INFORMATION.

  The Company has not scheduled its annual shareholders' meeting for 1999. However, the Company anticipates that the meeting will be held in the month of May. Shareholder proposals intended to be presented at the 1999 annual shareholders' meeting must be received by the Secretary of ATC no later than, January 1, 1999 in order to be included in the Company's proxy statement. Failure to submit such shareholder proposals by the specified date will result in management proxies being allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement.

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Exhibits.

  Listed below are the exhibits which are filed as part of this Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K). Each exhibit marked by a (*) is incorporated by reference to Amendment No. 2 to ATS's Registration Statement on Form S-1 (File No. 333-52481) as filed with the Securities and Exchange Commission on June 30, 1998. Exhibit numbers in parenthesis refer to the exhibit number in the above Registration Statement.

 EXHIBIT NO.      DESCRIPTION OF DOCUMENT               EXHIBIT FILE NO.
 ----------- ---------------------------------   ------------------------------
 3(i).1      Restated Certificate of
             Incorporation of ATS, as filed
             with the Secretary of State of
             the State of Delaware on June 5,
             1998.............................   (*3(i).1)
 3(i).2      Certificate of Designation
             relating to Exchange Pay-In-Kind
             Preferred Stock, as filed with
             the Secretary of State of the
             State of Delaware on June 4,
             1998.............................   (*3(i).2)
 3(i).3      Certificate of Designation
             relating to Series A Redeemable
             Pay-In-Kind Preferred Stock, as
             filed with the Secretary of State
             of the State of Delaware on June
             4, 1998..........................   (*3(i).3)
 3(ii).1     By-Laws of ATS...................   (*3(ii).1)
  10.1       Parent Loan Agreement, dated as
             of June 16, 1998, by and among
             ATS, Toronto Dominion (Texas),
             Inc., as Administrative Agent,
             and the Lenders parties thereto..   (*10.1)
  10.2A      ATS Facility A Loan Agreement,
             dated as of June 16, 1998, by and
             among American Tower Systems,
             L.P. ("ATSLP") and American Tower
             Systems (Delaware), Inc.
             ("ATSI"), as borrowers, and
             Toronto Dominion (Texas), Inc.,
             as Administrative Agent, and the
             Banks parties thereto............   (*10.2A)
  10.2B      ATS Facility B Loan Agreement,
             dated as of June 16, 1998, by and
             among ATSLP and ATSI, as
             borrowers, and Toronto Dominion
             (Texas), Inc., as Administrative
             Agent, and the Banks parties
             thereto..........................   (*10.2B)
  10.3       Registration Rights Agreement,
             dated as of January 22, 1998, by
             and among ATS and each of the
             Parties named therein............   Filed herewith as Exhibit 10.3
  10.4       ARS-ATS Separation Agreement,
             dated as of June 4, 1998 by and
             among American Radio Systems
             Corporation, ATS and CBS
             Corporation......................   (*10.30)
  10.5       Securities Purchase Agreement,
             dated as of June 4, 1998, by and
             among ATS, Credit Suisse First
             Boston Corporation and each of
             the Purchasers named therein.....   (*10.31)
  10.6       Registration Rights Agreement,
             dated as of June 4, 1998, by and
             among ATS, Credit Suisse First
             Boston Corporation, Conseco Life
             Insurance, American Travelers
             Life Insurance Co. and Great
             American Reserve Insurance Co. ..   (*10.32)
  10.7       Escrow Agreement, dated as of
             June 4, 1998, by and among ATS
             and Harris Trust and Savings
             Bank.............................   (*10.33)
   27        Financial Data Schedule..........   Filed herewith as Exhibit 27

 (b) Reports on Form 8-K.

  1. Form 8-K (Items 5 and 7) on May 1, 1998.

  2. Form 8-K (Items 5 and 7) on June 4, 1998.

  3. Form 8-K (Items 2, 5 and 7) on June 10, 1998.

  4. Form 8-K (Items 5 and 7) on July 16, 1998.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          American Tower Corporation

                                          By:     /s/ Joseph L. Winn
Date: August 14, 1998                       -----------------------------------
                                          Joseph L. Winn
                                          Treasurer & Chief Financial Officer
                                          (Duly Authorized Officer)

                                          By:    /s/ Justin D. Benincasa
Date: August 14, 1998                       -----------------------------------
                                          Justin D. Benincasa
                                          Vice President & Corporate
                                           Controller
                                          (Duly Authorized Officer)