Form 10-Q
period 1998-09-30
AMERICAN TOWER CORP /MA/
filed 1998-11-16
CIK 1053507

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

(Mark One):
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

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

   Yes X                                    No

                                                              OUTSTANDING AT
CLASS OF COMMON STOCK                                         OCTOBER 30, 1998
--------------------------------------------------------------------------------
Class A Common Stock........................................   96,178,177 shares
Class B Common Stock........................................    9,086,726 shares
Class C Common Stock........................................    3,295,518 shares
--------------------------------------------------------------------------------
Total.......................................................  108,560,421 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           AMERICAN TOWER CORPORATION

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
                         PART I. FINANCIAL INFORMATION

 ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        Consolidated Balance Sheets
         December 31, 1997 and September 30, 1998....................      1
        Consolidated Statements of Operations
         Three and nine months ended September 30, 1997 and 1998.....      2
        Consolidated Statements of Cash Flows
         Nine months ended September 30, 1997 and 1998...............      3
        Notes to Consolidated Financial Statements...................      4
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..................................      12

                           PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS..........................................      19
 ITEM 5. OTHER INFORMATION..........................................      19
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................      20
         SIGNATURES.................................................      21

                         PART I. FINANCIAL INFORMATION.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS--UNAUDITED
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     DECEMBER 31, SEPTEMBER 30,
                                                         1997         1998
                                                     ------------ -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................   $  4,596    $  313,454
  Accounts receivable, net of allowance for doubtful
   accounts of $125 and $1,138, respectively .......      3,239        14,455
  Unbilled receivables..............................                    2,872
  Prepaid and other current assets..................        790         4,638
  Deferred income taxes.............................         63            63
                                                       --------    ----------
    Total current assets............................      8,688       335,482
                                                       --------    ----------
PROPERTY AND EQUIPMENT, net.........................    117,618       388,315
UNALLOCATED PURCHASE PRICE, net.....................    108,192       662,670
OTHER INTANGIBLE ASSETS, net........................      8,424        14,647
NOTE RECEIVABLE.....................................     10,700         6,100
DEPOSITS AND OTHER LONG-TERM ASSETS.................      1,735         4,105
DEFERRED INCOME TAXES...............................                   24,435
                                                       --------    ----------
TOTAL...............................................   $255,357    $1,435,754
                                                       ========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.................   $    110    $    1,125
  Accounts payable..................................      3,738         6,587
  Accrued expenses..................................      4,492        18,387
  Accrued separation expenses.......................                    5,113
  Accrued interest..................................        914         2,166
  Unearned income...................................      1,752         5,978
  Due to CBS Corporation............................                   44,809
                                                       --------    ----------
    Total current liabilities.......................     11,006        84,165
                                                       --------    ----------
LONG-TERM DEBT......................................     90,066       280,480
DEFERRED INCOME TAXES...............................        418
OTHER LONG-TERM LIABILITIES.........................         33         1,195
                                                       --------    ----------
    Total long-term liabilities.....................     90,517       281,675
                                                       --------    ----------
MINORITY INTEREST IN SUBSIDIARIES...................        626           567
                                                       --------    ----------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CLASS A COMMON STOCK:
    $.01 par value, 336,250 shares issued and out-
     standing; at estimated redemption value of
     $25.50 per share...............................                    8,574
                                                       --------    ----------
STOCKHOLDERS' EQUITY:
  Preferred Stock; $0.01 par value; 20,000,000
   shares authorized; no shares issued or outstand-
   ing..............................................
  Class A Common Stock; $.01 par value; 300,000,000
   shares authorized; 29,667,883 and 94,396,556
   shares issued and outstanding, respectively......        297           944
  Class B Common Stock; $.01 par value; 50,000,000
   shares authorized; 4,670,626 and 9,107,962 shares
   issued and outstanding, respectively.............         47            91
  Class C Common Stock; $.01 par value; 10,000,000
   shares authorized; 1,295,518 and 3,295,518 shares
   issued and outstanding, respectively.............         13            33
  Additional paid-in capital........................    155,711     1,097,359
  Accumulated deficit...............................     (2,860)      (37,654)
                                                       --------    ----------
    Total stockholders' equity......................    153,208     1,060,773
                                                       --------    ----------
TOTAL...............................................   $255,357    $1,435,754
                                                       ========    ==========

                See notes to consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS--UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
                                      --------------------  ------------------
                                        1997       1998      1997      1998
                                      --------- ----------  -------- ---------
REVENUES:
  Tower rental and management.......  $  3,525  $   17,719  $ 6,478  $  39,305
  Site acquisition services.........       996       6,572    1,424     18,848
  Video, voice and data
   transmission.....................                 6,187              13,332
                                      --------  ----------  -------  ---------
    Total operating revenues........     4,521      30,478    7,902     71,485
                                      --------  ----------  -------  ---------
OPERATING EXPENSES:
  Operating expenses excluding
   depreciation and amortization,
   tower separation expenses and
   corporate general and
   administrative expenses:
    Tower rental and management.....     1,611       8,087    2,753     18,417
    Site acquisition services.......       669       4,677      836     15,412
    Video, voice and data
     transmission...................                 3,928               8,697
  Depreciation and amortization.....     1,384      17,243    2,706     32,998
  Tower separation expenses.........                   159              12,616
  Corporate general and
   administrative expenses..........       378       1,561      919      3,186
                                      --------  ----------  -------  ---------
    Total operating expenses........     4,042      35,655    7,214     91,326
                                      --------  ----------  -------  ---------
INCOME (LOSS) FROM OPERATIONS.......       479      (5,177)     688    (19,841)
OTHER INCOME (EXPENSE):
  Interest expense..................    (1,000)     (7,121)  (1,318)   (17,023)
  Interest income and other, net....        37       4,451       94      6,283
  Minority interest in net earnings
   of subsidiaries..................       (60)        (66)    (221)      (255)
                                      --------  ----------  -------  ---------
TOTAL OTHER EXPENSE.................    (1,023)     (2,736)  (1,445)   (10,995)
                                      --------  ----------  -------  ---------
LOSS BEFORE BENEFIT FOR INCOME TAXES
 AND EXTRAORDINARY LOSSES...........      (544)     (7,913)    (757)   (30,836)
INCOME TAX BENEFIT..................                 1,955       49      4,934
                                      --------  ----------  -------  ---------
LOSS BEFORE EXTRAORDINARY LOSSES....      (544)     (5,958)    (708)   (25,902)
EXTRAORDINARY LOSS ON EXTINGUISHMENT
 OF DEBT, NET OF INCOME TAX BENEFIT
 OF $921............................                                    (1,382)
EXTRAORDINARY LOSS ON REDEMPTION OF
 INTERIM PREFERRED STOCK, NET OF
 INCOME TAX BENEFIT OF $5,000.......                (7,510)             (7,510)
                                      --------  ----------  -------  ---------
NET LOSS............................  $   (544) $  (13,468) $  (708) $ (34,794)
                                      ========  ==========  =======  =========
BASIC AND DILUTED PER COMMON SHARE:
  Loss before extraordinary losses..  $  (0.01) $    (0.06) $ (0.01) $   (0.37)
  Extraordinary losses..............                 (0.07)              (0.13)
                                      --------  ----------  -------  ---------
  Net loss..........................  $  (0.01) $    (0.13) $ (0.01) $   (0.50)
                                      ========  ==========  =======  =========
WEIGHTED AVERAGE COMMON SHARES .....    48,732     104,621   48,732     70,103
                                      ========  ==========  =======  =========

                See notes to consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--UNAUDITED
                                 (IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1997      1998
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES....................... $  3,118  $  2,878
                                                            --------  --------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Payments for purchase of property and equipment and
   construction activities.................................   (8,926)  (76,291)
  Payments for acquisitions................................  (62,804) (140,384)
  Advances of notes receivable.............................     (259)  (11,100)
  Repayment of notes receivable............................              2,000
  Deposits and other long-term assets......................   (2,329)   (2,140)
                                                            --------  --------
Cash used for investing activities.........................  (74,318) (227,915)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities.......................   50,000   205,500
  Repayments of other notes payable and credit facilities..     (332) (136,954)
  Net proceeds from equity offerings and stock options.....            707,399
  Cash transfers to CBS Corporation........................           (221,665)
  Net proceeds from Interim Preferred Stock................            300,000
  Redemption of Interim Preferred Stock....................           (303,117)
  Contributions from ARS...................................   25,960    56,954
  Cash transfers to ARS....................................   (4,150)  (51,856)
  Distributions to minority interest.......................     (314)     (314)
  Additions to deferred financing costs....................      (42)  (22,052)
                                                            --------  --------
Cash provided by financing activities......................   71,122   533,895
                                                            --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......      (78)  308,858
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............    2,373     4,596
                                                            --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD................... $  2,295  $313,454
                                                            ========  ========
NON-CASH TRANSACTIONS:
  Contribution of fixed assets and other assets from (to)
   ARS..................................................... $   (725) $  6,488
  Issuance of common stock and assumption of options for
   acquisitions............................................           $363,609
  Increase in deferred tax assets from corporate
   restructuring...........................................           $135,000
  Increase in due to CBS Corporation from estimated
   remaining tax liabilities...............................           $ 54,700
  Adjustment to equity for CBS tax liability...............           $ 76,960


                See notes to consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying financial statements have been prepared by American Tower Corporation (ATC or the Company) (formerly American Tower Systems Corporation), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited; however the Company believes such information and the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K and periodic reports on Form 10-Q filed during 1998.

  Accounting Policies--In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of years beginning after June 1999. The Company has not completed its evaluations of FAS No. 133, but does not expect it to significantly affect the accounting and reporting of its current hedging activities.

  Effective January 1, 1998, the Company adopted the provisions of FAS No. 130, "Reporting Comprehensive Income." There are currently no items other than net income which would be classified as part of comprehensive income.

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

  Tower Separation expenses--Tower separation expenses consist of costs incurred in connection with the separation of the Company from its former parent and include legal, accounting, financial advisory, and consent solicitation fees. The Company expects to incur additional separation expenses through the resolution of the CBS Merger adjustments described in Note 2, but does not expect such costs to be material to the Company's results of operations or financial position.

  Reclassifications--Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

2. BUSINESS AND CORPORATE STRUCTURE

  ATC was a majority owned subsidiary of American Radio Systems Corporation (ARS or American Radio) until consummation of the CBS Merger on June 4, 1998, as discussed below. American Towers, Inc. (ATI) is a wholly-owned subsidiary of ATC. American Tower, L.P. (ATLP) is an indirect wholly-owned subsidiary of ATC. ATI and ATLP are collectively referred to as the Borrower Subsidiaries.

  CBS Merger: On June 4, 1998, the merger of American Radio and a subsidiary of CBS Corporation (CBS) was consummated (the CBS Merger). As a consequence, all of the shares of ATC Common Stock (the Common Stock) owned by ARS were distributed to ARS common stockholders and holders of options to acquire ARS Common Stock have been or will be distributed upon conversion of shares of ARS 7% Convertible Exchangeable Preferred Stock (the Convertible Preferred Stock). As a consequence of the CBS Merger, ATC ceased to be a subsidiary of, or to be otherwise affiliated with, American Radio and now operates as an independent publicly traded company. Pursuant to the provisions of the CBS Merger Agreement, ATC entered into an agreement (the Separation Agreement) with CBS and ARS providing for, among other things, the orderly separation of ARS and ATC, the allocation of certain tax liabilities to ATC and certain closing date adjustments relating to ARS.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

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

  The $212.0 million payment did not include all the taxes payable with respect to the shares of Class A Common Stock deliverable upon conversion of the Convertible Preferred Stock; such taxes will be based on the "fair market value" of the Class A Common Stock at the time of conversion. Conversions have occurred at various times since June 4, 1998. As of September 30, 1998, holders of Depositary Shares representing approximately 43% of the Convertible Preferred Stock have converted or have presented for conversion and ATC has recorded a liability of approximately $4.7 million due to CBS associated with these conversions. On September 30, 1998, CBS issued 7% Convertible Preferred Debentures Due 2011 (the Convertible Preferred Debentures) in exchange for the then outstanding shares of Convertible Preferred Stock. Holders of the Convertible Preferred Debentures are entitled to the same conversion rights as the Convertible Preferred Stock. ATC estimates that its remaining reimbursement obligation with respect to the taxes on the conversion of Convertible Preferred Debentures could be approximately $11.3 million under the tax reporting method followed. Such estimate is based on the October 26, 1998 fair market value of the Class A Common Stock of $21.375 per share. ATC's obligation for such conversions would change by approximately $1.2 million for each $1.00 change in the fair market value.

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

  The Separation Agreement provides for closing balance sheet adjustments based on the working capital, as defined, and debt levels of ARS as of June 4, 1998. ATC will benefit from or bear the cost of such adjustments. As of June 1998, ATC's preliminary estimate of such adjustments was not expected to exceed $50.0 million, excluding the reimbursement to CBS for the tax consequences of any such payment estimated at approximately $33.0 million. The estimated taxes and refund amount stated above include such estimated tax reimbursement amount. Such preliminary estimate was based on estimated working capital and debt amounts that were dependent upon operating results, cash capital contributions and CBS Merger expenses and the final payment is contingent upon a series of events as defined in the Separation Agreement. As a result, ATC recorded a $50.0 million payable to CBS and a corresponding reduction in equity to reflect management's estimate at that time.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

  In accordance with the terms of the Separation Agreement, in September 1998, CBS delivered ATC with a working capital and net debt closing statement setting forth a proposed purchase price adjustment payment to CBS of approximately $82.2 million, excluding accrued interest. In October 1998, ATC provided CBS with a Notice of Disagreement to the proposed purchase price adjustment indicating that ATC's estimate of the final adjustment payment aggregated $11.1 million and reserving its rights to make further adjustments upon the receipt of additional information requested of CBS. In addition, as noted above, ATC is obligated to reimburse CBS for the tax consequences of such payment (approximately 66 2/3%) and has paid CBS approximately $33.0 million based on the $50.0 million estimate. CBS is in the process of reviewing such Notice of Disagreement and is required under the terms of the Separation Agreement to resolve any differences with ATC by no later than November 16, 1998, or, in the event that such differences cannot be resolved, a third party may be employed to arbitrate the dispute. CBS and ATC have mutually agreed to extend the aforementioned date to December 15, 1998. Under the circumstances, ATC continues to believe that the amounts previously recorded represent a reasonable estimate of the amounts which will be paid to CBS and will adjust the amount as information becomes known to the Company.

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

3. LOSS PER COMMON SHARE DATA

  Basic loss per common share is computed using the weighted average number of common shares outstanding during each 1998 period presented. Shares outstanding upon consummation of the CBS Merger are assumed to be outstanding for the entire 1998 and 1997 period presented. Shares issuable upon exercise of options have been excluded from the computation as the effect is anti-dilutive. Had options been included in the computation, shares for the diluted computation would have increased by approximately 4.4 million and 4.0 million for the three and nine months ended September 30, 1998, respectively.

4. INCOME TAXES

  The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year for each tax reporting corporate entity. Cumulative adjustments to the tax benefit are recorded in the interim period in which a change in the estimated annual effective rate is determined. Through January 1998, the Company participated in a tax sharing agreement with ARS. The tax sharing agreement was terminated in connection with the corporate restructuring described in Note 2; the Company and its subsidiaries will now prepare and file income tax returns on a separate consolidated basis.

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

6. STOCKHOLDERS' EQUITY

  Interim Preferred Stock Financing--On June 4, 1998, the Company entered into a stock purchase agreement (the Interim Financing Agreement) with respect to a preferred stock financing which provided for the issuance

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES and sale by ATC of up to $400.0 million of Series A Redeemable Pay-In-Kind Preferred Stock (the Interim Preferred Stock) to finance ATC's obligation to CBS with respect to tax reimbursement. Dividends, which accrued at a rate equal to the three-month LIBOR then in effect (approximately 5.69%) plus an agreed upon adjustable spread (5.0% for the period in which the obligation was outstanding), have been recorded as interest expense in the accompanying financial statements. Such interest expense approximated $0.8 million and $3.1 million for the three and nine months ended September 30, 1998, respectively.

  The Interim Preferred Stock was redeemed on July 9, 1998 at a redemption price equal to $1,010 per share plus accrued and unpaid dividends for an aggregate redemption value of $306.1 million. The Company incurred an extraordinary loss of approximately $7.5 million, net of a tax benefit of $5.0 million, during the third quarter of 1998, representing the write-off of certain commitment, deferred financing and redemption fees.

  Offering--On July 8, 1998, the Company completed a public offering of 27,861,987 shares of Class A Common Stock, $.01 par value per share (the Class A Common Stock) (including 2,361,987 shares sold by the Company pursuant to the exercise in full of the underwriters' over-allotment option) at $23.50 per share. Certain selling stockholders sold an additional 3,874,911 shares in the offering. The Company's net proceeds of the offering (after deduction of the underwriting discount and estimated offering expenses) were approximately $625.1 million. On July 9, 1998, the Company used approximately $306.1 million of the net proceeds from the offering to redeem all of the outstanding shares of the Interim Preferred Stock at a price of 101% of the stock's liquidation preference plus accrued and unpaid dividends. The balance was invested in short-term investment grade securities and will be used, together with borrowings under the New Credit Facilities, to fund future acquisitions and construction activities.

7. LONG-TERM DEBT

  New Credit Facilities--In June 1998, ATC and the Borrower Subsidiaries entered into agreements for new credit facilities (the New Credit Facilities). The New Credit Facilities with ATC provide for a $150.0 million term loan maturing at the earlier of (i) eight and one-half years or (ii) December 31, 2006, amortizing quarterly in an amount equal to 2.5% of the principal amount outstanding at June 30, 2001 at the end of each quarter between such date and June 30, 2006, both inclusive, and the balance in two equal installments on September 30 and December 31, 2006. The ATC New Credit Facility was fully drawn at closing and provides for interest rates determined, at the option of ATC, of either the LIBOR Rate plus 3.50% or the Base Rate (as to be defined) plus 2.5%. The New Credit Facilities with the Borrower Subsidiaries provide for $900.0 million credit facilities maturing at the earlier of (a) eight years or (b) June 30, 2006 consisting of the following: (i) a $250.0 million multiple-draw term loan, (ii) a $400.0 million reducing revolving credit facility and (iii) a $250.0 million 364-day revolving credit facility that converts to a term loan facility thereafter. The Borrower Subsidiaries borrowed $125.0 million in the form of a term loan and an additional $19.0 million under the revolving credit arrangements that was repaid out of the proceeds of the Interim Preferred Stock sale. The interest rate provisions are similar to those in the prior credit agreement. Borrowings under the Borrower Subsidiaries' New Credit Facilities are conditioned upon compliance with certain financial ratios and are required to be repaid, commencing June 30, 2001, in increasing quarterly amounts designed to amortize the loans through maturity. The loans to ATC and the Borrower Subsidiaries are cross-guaranteed and cross-collateralized by substantially all of the assets of the consolidated group. The Borrower Subsidiaries are required to pay quarterly commitment fees depending on their consolidated financial leverage, on the aggregate unused portion of the aggregate commitment. In connection with the repayment of borrowings under the prior credit agreement out of proceeds of borrowings under the New Credit Facilities, ATC recognized an extraordinary loss of approximately $1.4 million, net of a tax benefit of $0.9 million, during the second quarter of 1998.

  Assumed Debt Obligations--In connection with the ATC Merger discussed in
Note 8, the Company assumed certain long-term note obligations of the acquired entity including a term note payable that was paid at

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES closing, a $4.4 million noninterest-bearing secured note payable, due in annual installments through December 2000, a $430,000 noninterest-bearing unsecured note payable, maturing in October 1999 and other long-term obligations totaling approximately $34,000.

8. ACQUISITIONS

  During the first nine months of 1998 and 1997, the Company consummated the following transactions. See the Form 10-K for additional information on these transactions.

 1998 Acquisitions--

  During the nine months ended September 30, 1998, the Company acquired various communications sites and a major site acquisition business for an aggregate purchase price of approximately $768.0 million, including the issuance of approximately 34.8 million shares of Class A Common Stock valued at approximately $354.0 million. The following describes the more significant acquisitions:

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

  In January 1998, the Company acquired all of the outstanding stock of OPM-USA-Inc. (OPM), a company which owned approximately 90 towers at the time of acquisition. In addition, OPM is in the process of developing an additional 160 towers that are expected to be constructed during the next 12 to 18 months. The purchase price, which is variable and based on the number of towers completed and the forward cash flow of the completed OPM towers, could aggregate up to $105.0 million, of which approximately $21.3 million was paid at the closing. In May 1998, the Company paid the second installment of approximately $18.2 million which was based on the number of towers permitted and completed and the forward cash flow of the completed towers as of April 30, 1998. In August 1998, the Company paid the third installment of approximately $3.8 million which was determined on the same basis as the second installment.

  In May 1998, the Company consummated the acquisition of the assets relating to a teleport business serving the Washington D.C. area for approximately $30.5 million.

  On June 8, 1998, the Company consummated the American Tower Corporation Merger (ATC Merger) pursuant to which that entity was merged into ATC. The preliminary purchase price was approximately $550.0 million. At the time of closing, the acquired company owned approximately 775 communications towers and managed approximately 125 communications towers. In conjunction with the ATC Merger, the Company issued 28,782,386 shares of Class A Common Stock valued at approximately $287.8 million (excluding 1,252,364 shares of Common Stock reserved for options held by former employees of the acquired company valued at approximately $9.7 million) and assumed approximately $4.5 million of redeemable preferred stock (which was paid at closing) and $122.7 million of debt (of which approximately $118.3 million, including interest and associated fees, was paid at closing). The purchase price also includes acquisition costs, assumed working capital and deferred income taxes. The Company borrowed $57.0 million under the then existing credit agreements to fund a portion of the debt pay-off. Upon consummation of the ATC Merger, the Company changed its name from American Tower Systems Corporation to American Tower Corporation.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

  In June 1998, the Company merged with a company owning a broadcasting tower in the Boston, Massachusetts area and issued 720,000 shares of Class A Common Stock to close the transaction. In connection with this transaction, ATC acquired a $12.0 million note receivable and issued a corresponding nonrecourse note payable which is payable only to the extent that payments on the note receivable are made to ATC. As such, the amounts have been offset in the accompanying financial statements. In addition, under a put agreement that was consummated in connection with the merger, the sellers have the right to require the Company to purchase, at any time prior to June 5, 1999, any or all shares of ATC Class A Common Stock received pursuant to consummation of the merger for a purchase price equal to the then current market price. In connection with the public offering described in Note 6 the sellers sold 383,750 of the 720,000 shares in July 1998 reducing the Company's overall redemption obligation. Accordingly, the remaining 336,250 shares have been recorded as redeemable common stock in the accompanying financial statements based on the September 30, 1998 fair market value of $25.50 per share.

 1997 Acquisitions--

  During the nine months ended September 30, 1997, ATC acquired various communications sites and the assets of two affiliated site acquisition businesses, and two tower site management businesses located in southern California and South Carolina for an aggregate purchase price of approximately $63.0 million.

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

  The following unaudited pro forma summary for the nine months ended September 30, 1997 and 1998 presents the consolidated results of operations as if the acquisitions had occurred as of January 1, 1997 after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1997 or of results which may occur in the future.

  In thousands, except per share data:

                                          NINE MONTHS ENDED  NINE MONTHS ENDED
                                          SEPTEMBER 30, 1997 SEPTEMBER 30, 1998
                                          ------------------ ------------------
   Net revenues.........................       $ 79,647           $88,705
   Loss before extraordinary items......        (37,589)          (37,473)
   Net loss.............................        (37,589)          (46,365)
   Basic and diluted net loss per common
    share...............................       $  (0.48)          $ (0.53)

9. RELATED PARTY TRANSACTIONS

  During the period that the Company was a majority owned subsidiary of ARS, the Company received revenues of approximately $112,000, $291,000 and $565,000 from ARS for tower rentals at Company-owned sites for the three months ended September 30, 1997 and the nine months ended September 30, 1997 and 1998, respectively.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

10. OTHER TRANSACTIONS

 Consummated Transactions--

  In October 1998, the Company acquired approximately 300 towers and certain tower related assets in six transactions for an aggregate purchase price of approximately $100.2 million. The most significant transactions included the acquisition of 166 Atlanta, Georgia area towers. These transactions included the acquisition of all the outstanding stock of Wauka Communications, Inc. and the assets of Grid Site Services, Inc. The consideration in these related transactions included the issuance of 1,430,881 shares of Class A Common Stock. Included in the total 300 towers referenced above, the Company also acquired 137 communications sites and tower related assets in the four other transactions.

  In October 1998, the Company contributed cash and a tower aggregating $12.6 million to ATS-Needham LLC, (ATS Needham), a limited liability company in which ATC owned a 50.1% interest prior to such transactions. ATS Needham also sold certain assets to the minority interest party. As a result of these transactions, ATC now owns an 80% interest in ATS Needham.

 Pending Transactions--

  On November 16, 1998, ATC entered into an Agreement and Plan of Merger (the Omni Merger Agreement) with OmniAmerica, Inc., a Delaware corporation (Omni), and ATI, pursuant to which Omni will merge with and into ATI, which will be the surviving corporation (the Omni Merger). Omni owns, manages and develops multi-use telecommunications sites for radio and television broadcasting, paging, cellular, PCS and other wireless technologies and offers nationwide, turn-key tower construction and installation services through its Specialty Constructors subsidiary. Omni currently owns 246 towers (giving effect to announced transactions) and is currently developing or has agreed to build approximately 470 more sites for specific tenants. Pursuant to the Omni Merger Agreement, which has been approved by the Board of Directors of ATC and Omni, and by holders of shares representing the required majority of the voting power of Omni Common Stock, Omni stockholders will receive 1.1 shares of ATC Class A Common Stock for each share of Common Stock of Omni. In the aggregate, ATC will exchange approximately 17.7 million shares of ATC Class A Common Stock in exchange for the approximately 16.1 million fully-diluted shares of Common Stock of Omni, plus the assumption of debt. Consummation of the Omni Merger is expected to occur in the first quarter of 1999, subject to certain conditions including, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements act of 1976, as amended (the HSR Act). Upon the consummation of the Omni Merger, Jack D. Furst, the Chairman of Omni and a partner of Hicks, Muse, Tate & Furst Incorporated, Omni's largest stockholder, will be elected to the Board of Directors of ATC.

  On November 16, 1998, ATC entered into an Agreement and Plan of Merger (the TeleCom Merger Agreement) with TeleCom Towers, L.L.C., a Delaware limited liability company (TeleCom), and ATI, pursuant to which TeleCom will merge with and into ATI, which will be the surviving corporation (the TeleCom Merger). TeleCom owns, or co-owns, approximately 367 towers and manages another 130 revenue-generating sites in 27 states. Pursuant to the TeleCom Merger Agreement, which has been approved by Board of Directors of ATC, the Management Committee of TeleCom, and by holders of interests representing the required majority of the voting power of TeleCom interests, ATC will pay a purchase price for TeleCom of approximately $155.0 million, subject to adjustment for closing date working capital. ATC will assume approximately $30.0 million of debt, subject to adjustment for interim acquisitions and capital expenditures. The purchase price (except for the working capital adjustment, which is payable in cash) will be paid 60% in ATC Class A Common Stock (based on average stock prices ten days before and ten days after November 16, 1998) and 40% in cash. Consummation of the TeleCom Merger is conditioned on, the expiration or early termination of the waiting period under the HSR Act, and accordingly, is not expected to take place until the first quarter of 1999. Upon the consummation of the TeleCom Merger, Dean H. Eisner, Vice President, Business Development and Planning of Cox Enterprises, Inc., will be elected to the Board of Directors of ATC.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

  ATC is negotiating certain changes in the ATS/PCS, LLC arrangements, including the acquisition by ATC of the 58 communications sites in northern California presently owned by ATS/PCS, LLC in exchange for shares of Class A Common Stock, arrangements with respect to the development of communications sites in other locations, a priority return of ATC's construction advances, an increase in the percentage interest of the other member in ATS/PCS, LLC, and a management fee to ATC.

  In June 1998, ATC entered into an agreement to acquire a company which is in the process of constructing towers in the Tampa, Florida area. The purchase price will be based on a multiple of the excess of net revenues less direct operating expenses for the month preceding closing, less the principal amount of the secured note referred to below. The purchase price will be payable in shares of Class A Common Stock (valued at market prices shortly prior to closing) and, at the election of the seller, cash in an amount not to exceed 49% of the purchase price. ATC is obligated to advance construction funds to the seller in an aggregate amount not to exceed $12.0 million in the form of a secured note (guaranteed by the stockholders and secured by the stock of the seller), of which approximately $6.1 million was advanced through September 30, 1998. The secured note would be payable in the event the acquisition was not consummated. Subject to the satisfaction of certain conditions, including, depending on the circumstances, the expiration or earlier termination of the HSR Act waiting period, the acquisition is expected to be consummated in the Spring of 1999.

  The Company has also entered into three separate agreements to acquire additional communications sites and tower related assets for an aggregate purchase price of approximately $9.0 million. Such acquisitions are expected to close in the fourth quarter of 1998 or first quarter of 1999.

  The Company is also pursuing the acquisitions of tower properties and tower businesses in new and existing locations, although there are no definitive purchase agreements with respect thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  This discussion contains "forward-looking statements" as that term is used in the Securities Exchange Act of 1934 including statements concerning projections, plans, objectives, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. Certain important factors may have affected and could in the future affect ATC's actual results and could cause ATC's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement. Such factors include (i) substantial capital requirements and leverage principally as a consequence of its ongoing acquisition and construction activities, as well as its remaining tax reimbursement and other obligations owed to ARS pursuant to the CBS Merger, (ii) dependence on demand for wireless communications and implementation of digital television, (iii) the success of ATC's tower construction program, and (iv) the successful operational integration of the Company's business acquisitions. As ATC was a wholly-owned subsidiary of American Radio during the periods presented through June 4, 1998, the consolidated financial statements may not reflect the results of operations or financial position of ATC had it been an independent, public company during those periods. Because of ATC's relatively brief operating history and the large number of recent acquisitions, the following discussion will not necessarily reveal all significant developing or continuing trends.

  ATC was formed in July 1995 to capitalize on the opportunity in the communications site industry. ATC is a leading independent owner and operator of wireless communications towers in the United States. During 1997, its acquisition and construction activity accelerated and ATC acquired or constructed approximately 400 sites (and related site management businesses) and its initial site acquisition and voice, video and data transmission businesses. Since January 1, 1998, ATC has acquired various communication sites and a major site acquisition business for an aggregate estimated purchase price of approximately $868.0 million, including the issuance of approximately 36.3 million shares of Class A Common Stock valued at approximately $382.6 million.

  Management expects that acquisitions consummated to date will have a material impact on future revenues, expenses and income from continuing operations. In addition, the impact of the construction program of ATC is not reflected to any significant extent in the historical financial information because most of that activity is of more recent origin and is expected to accelerate substantially through the remainder of 1998 and 1999.

RESULTS OF OPERATIONS

  As of September 30, 1998, ATC operated approximately 1,900 communications sites, principally in the Northeast and Mid-Atlantic regions, Florida, California and Texas. As of September 30, 1997, ATC operated approximately 370 communications sites, principally in the Northeast and Mid-Atlantic regions and Florida. These transactions have significantly affected operations for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998 (DOLLARS IN THOUSANDS)

                                      THREE MONTHS ENDED
                                         SEPTEMBER 30,
                                      --------------------  AMOUNT OF PERCENTAGE
                                        1997       1998     INCREASE   INCREASE
                                      --------- ----------  --------- ----------
Tower rental and management reve-
 nues...............................  $  3,525  $   17,719   $14,194      402.7%
Site acquisition service revenues...       996       6,572     5,576      559.8%
Video, voice and data transmission
 revenues...........................                 6,187     6,187
                                      --------  ----------   -------   --------
Total operating revenues............     4,521      30,478    25,957      574.1%
                                      --------  ----------   -------   --------
Tower rental and management ex-
 penses.............................     1,611       8,087     6,476      402.0%
Site acquisition service expenses...       669       4,677     4,008      599.1%
Video, voice and data transmission
 expenses...........................                 3,928     3,928
                                      --------  ----------   -------   --------
Total operating expenses excluding
 depreciation and amortization,
 tower separation and corporate
 general and administrative
 expenses...........................     2,280      16,692    14,412      632.1%
                                      --------  ----------   -------   --------
Depreciation and amortization.......     1,384      17,243    15,859    1,145.9%
Tower separation expenses...........                   159       159
Corporate general and administrative
 expenses...........................       378       1,561     1,183      313.0%
Interest expense....................     1,000       7,121     6,121      612.1%
Interest income and other, net......        37       4,451     4,414   11,929.7%
Minority interest in net earnings of
 subsidiaries.......................        60          66         6       10.0%
Income tax benefit..................                 1,955     1,955
Extraordinary loss on redemption of
 Interim
 Preferred Stock, net...............                 7,510     7,510
                                      --------  ----------   -------   --------
Net loss............................  $   (544) $  (13,468)  $12,924    2,375.7%
                                      ========  ==========   =======   ========

  Except as explained below, substantially all of the increases indicated in the above table were attributable to the impact of the acquisitions, principally those that occurred in 1997 and 1998. Site acquisition service revenues and expenses for the three months ended September 30, 1998 include the operating results of the Gearon site acquisition division that was acquired in January 1998 and, to a lesser extent, the operating results of two similar businesses that were acquired in May 1997. For the three months ended September 30, 1997, site acquisition service revenues and expenses included the operating results from the May 1997 related business acquisitions. Video, voice and data transmission revenues and expenses for the three months ended September 30, 1998 include the operating results of the Company's first video, voice and data transmission business acquired in October 1997 and a Washington D.C. area teleport business acquired in May 1998. The increase in depreciation and amortization is primarily attributable to the increase in depreciable and amortizable assets resulting from the 1997 and 1998 acquisitions, and, to a lesser extent, completed construction projects. Tower separation expenses relate to financial advisory, legal, accounting and consent solicitation fees and other expenses incurred in connection with the consummation of the CBS Merger and the separation of ATC from its former parent on June 4, 1998. The increase in corporate general and administrative expenses is primarily attributable to the higher personnel costs associated with supporting ATC's greater number of tower properties and growth strategy. The increase in interest expense relates to higher borrowing levels that were used to finance 1997 and 1998 acquisitions and $0.8 million of dividends on the Interim Preferred Stock. Interest income is related to interest earned on cash proceeds from the

July 1998 equity offering. The minority interest in net earnings of subsidiaries represents the elimination of the minority stockholders' earnings of consolidated subsidiaries. The extraordinary loss was incurred, net of an income tax benefit of $5.0 million, as a result of the write-off of certain commitment, deferred financing and redemption fees associated with the Company's Interim Preferred Stock which was redeemed in July 1998. The effective tax rate benefit for the three months ended September 30, 1998 was approximately 24.7%. The effective rate differs from the statutory rate due to the effect of non-deductible items, principally amortization of goodwill, on certain stock acquisitions for which no tax benefit has been recorded.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998 (DOLLARS IN THOUSANDS)

                                       NINE MONTHS ENDED
                                         SEPTEMBER 30,
                                       ------------------  AMOUNT OF PERCENTAGE
                                        1997      1998     INCREASE   INCREASE
                                       -------- ---------  --------- ----------
Tower rental and management reve-
 nues................................  $ 6,478  $  39,305   $32,827     506.7%
Site acquisition service revenues....    1,424     18,848    17,424   1,223.6%
Video, voice and data transmission
 revenues............................              13,332    13,332
                                       -------  ---------   -------   -------
Total operating revenues.............    7,902     71,485    63,583     804.6%
                                       -------  ---------   -------   -------
Tower rental and management ex-
 penses..............................    2,753     18,417    15,664     569.0%
Site acquisition service expenses....      836     15,412    14,576   1,743.5%
Video, voice and data transmission
 expenses............................               8,697     8,697
                                       -------  ---------   -------   -------
Total operating expenses excluding
 depreciation and amortization, tower
 separation and corporate general and
 administrative expenses.............    3,589     42,526    38,937   1,084.9%
                                       -------  ---------   -------   -------
Depreciation and amortization........    2,706     32,998    30,292   1,119.4%
Tower separation expenses............              12,616    12,616
Corporate general and administrative
 expenses............................      919      3,186     2,267     246.7%
Interest expense.....................    1,318     17,023    15,705   1,191.6%
Interest income and other, net.......       94      6,283     6,189   6,584.0%
Minority interest in net earnings of
 subsidiaries........................      221        255        34      15.4%
Income tax benefit...................       49      4,934     4,885   9,969.4%
Extraordinary loss on extinguishment
 of debt, net........................               1,382     1,382
Extraordinary loss on redemption of
 Interim Preferred Stock, net........               7,510     7,510
                                       -------  ---------   -------   -------
Net loss.............................  $  (708) $ (34,794)  $34,086   4,814.4%
                                       =======  =========   =======   =======

  Except as explained below, substantially all of the increases indicated in the above table were attributable to the impact of the communications sites and related business acquisitions, principally those that occurred in 1997 and 1998. Site acquisition service revenues and expenses for the nine months ended September 30, 1998 include the operating results of the Gearon site acquisition division that was acquired in January 1998 and, to a lesser extent, the operating results of two similar businesses that were acquired in May 1997. For the nine months ended September 30, 1997, site acquisition service revenues and expenses included the operating results from the May 1997 related business acquisitions. Video, voice and data transmission revenues and expenses for the nine months ended September 30, 1998 include the operating results of the Company's first video, voice and data transmission business acquired in October 1997 and a Washington D.C. area teleport business acquired in May 1998. The increase in depreciation and amortization is primarily attributable to the increase in depreciable and amortizable assets resulting from the 1997 and 1998 acquisitions, and, to a lesser extent, completed construction projects. Tower separation expenses relate to financial advisory, legal, accounting and consent solicitation fees and other expenses incurred in connection with the consummation of the CBS Merger and the separation of ATC from its former parent on June 4, 1998. The increase in corporate general and administrative expenses is primarily attributable to the higher personnel costs associated with supporting ATC's greater number of tower properties and growth strategy. The increase in interest expense relates to higher borrowing levels that were used to finance 1997 and 1998 acquisitions, and $3.1 million of dividends associated with the Interim Preferred Stock financing that occurred in June 1998. The increase in interest income is related to interest earned on invested cash proceeds from the July 1998 equity offering. The minority interest in net earnings of subsidiaries represents the elimination of the minority stockholders' earnings of consolidated subsidiaries. The extraordinary loss on the redemption of the Interim Preferred Stock was incurred, net of an income tax benefit of $5.0 million, as a result of the write-off of certain commitment, deferred financing and redemption fees associated with the Company's Interim Preferred Stock which was redeemed in July 1998. The extraordinary loss on the extinguishment of debt was incurred, net of an income tax benefit of $0.9 million, as a result of the write-off of deferred financing costs associated with the Company's previous credit agreements which were refinanced in June 1998. The effective tax rate benefit for the nine months ended September 30, 1998 was approximately 16% as compared to 6% for the nine months ended September 30, 1997. The effective rate differs from the statutory rate due to the effect of non-deductible items, principally amortization of goodwill, on certain stock acquisitions for which no tax benefit has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

  ATC's liquidity needs arise from its acquisition-related activities, debt service, working capital and capital expenditures associated principally with its construction program. Historically, ATC has met its operational liquidity needs with internally generated funds and has financed the acquisition of tower related properties and its construction program, including related working capital needs, with a combination of contributions from American Radio and bank borrowings. For the nine months ended September 30, 1998, cash flows from operating activities were $2.9 million, as compared to $3.1 million of cash flows from operating activities in 1997. The change is primarily attributable to working capital investments related to communications site acquisitions and growth.

  Cash flows used for investing activities were $227.9 million for the nine months ended September 30, 1998 as compared to $74.3 million for the nine months ended September 30, 1997. The increase in 1998 is due to the acquisition and construction activity in 1998 as compared to 1997.

  Cash flows provided by financing activities were $533.9 million for the nine months ended September 30, 1998 as compared to $71.1 million in 1997. The increase in 1998 is due principally to the impact of borrowings under the credit facilities, the Interim Preferred Stock financing activities, and the sale of common stock pursuant to the ATC Stock Purchase Agreement and the July 1998 equity offering, somewhat offset by the tax payments to CBS.

  CBS Merger: The Separation Agreement required ATC to reimburse CBS on a "make-whole" (after tax) basis for the tax liabilities incurred by ARS attributable to the distribution of the Common Stock owned by ARS to the ARS security holders and certain related transactions to the extent that the aggregate amount of taxes required to be paid by ARS exceeded $20.0 million. The amount of that tax liability was dependent on the "fair market value" of the Common Stock at the time of the consummation of the CBS Merger. ATC received an appraisal from an independent appraisal firm that the "fair market value" of ARS's stock interest in ATC was equal to $17.25 per share. Based on such appraisal, ARS paid estimated taxes of approximately $212.0 million and was reimbursed therefor by ATC. As required by the Separation Agreement, ATC provided CBS with security of $9.8 million in cash (which may be replaced at ATC's option with a letter of credit reasonably satisfactory to CBS) in connection with the filing of estimated tax returns based on such appraisal. Such appraisal is not, of course, binding on the Internal Revenue Service or other taxing authorities. The Company financed its tax reimbursement obligations to CBS with the Interim Preferred Stock proceeds discussed below. The $212.0 million payment also included estimated payments for the "make-whole" provisions of the liability associated with the conversion of the Convertible Preferred Stock and the working capital adjustment described below. Such taxes gave effect to estimated deductions of approximately $85.1 million available to ARS as a consequence of the cancellation or exercise of ARS stock options pursuant to the CBS Merger. ATC's reimbursement obligation with respect to such taxes would change by approximately $21.0 million for each $1.00 change in the "fair market value" of the Class A Common Stock under the tax reporting method followed. The average of the high and low trading prices of the Class A Common Stock in the when-issued over-the-counter market on June 4, 1998 was $20.50.

  The $212.0 million payment did not include all the taxes payable with respect to the shares of Class A Common Stock deliverable upon conversion of the Convertible Preferred Stock; such taxes will be based on the "fair market value" of the Class A Common Stock at the time of conversion. Conversions have occurred at various times since June 4, 1998. As of September 30, 1998, holders of Depositary Shares representing approximately 43% of the Convertible Preferred Stock have converted or have presented for conversion and ATC has recorded a liability of approximately $4.7 million due to CBS associated with these conversions. On September 30, 1998, CBS issued Convertible Preferred Debentures in exchange for the then outstanding shares of Convertible Preferred Stock. Holders of the Convertible Preferred Debentures are entitled to the same conversion rights as the Convertible Preferred Stock. ATC estimates that its remaining reimbursement obligation with respect to the taxes on the conversion of Convertible Preferred Debentures could be approximately $11.3 million under the tax reporting method followed. Such estimate is based on the October 26, 1998 fair market value of the Class A Common Stock of $21.375 per share. ATC's obligation for such conversions would change by approximately $1.2 million for each $1.00 change in the fair market value.

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

  The Separation Agreement provides for closing balance sheet adjustments based on the working capital, as defined, and debt levels of ARS as of June 4, 1998. ATC will benefit from or bear the cost of such adjustments. As of June 1998, ATC's preliminary estimate of such adjustments was not expected to exceed $50.0 million, excluding the reimbursement to CBS for the tax consequences of any such payment estimated at approximately $33.0 million. The estimated taxes and refund amount stated above include such estimated tax reimbursement amount. Such preliminary estimate was based on estimated working capital and debt amounts that were dependent upon operating results, cash capital contributions and CBS Merger expenses and the final payment is contingent upon a series of events as defined in the Separation Agreement. As a result, ATC recorded a $50.0 million payable to CBS and a corresponding reduction in equity to reflect management's estimate at that time.

  In accordance with the terms of the Separation Agreement, in September 1998, CBS delivered ATC with a working capital and net debt closing statement setting forth a proposed purchase price adjustment payment to CBS of approximately $82.2 million, excluding accrued interest. In October 1998, ATC provided CBS with a Notice of Disagreement to the proposed purchase price adjustment indicating that ATC's estimate of the final adjustment payment aggregated $11.1 million and reserving its rights to make further adjustments upon the receipt of additional information requested of CBS. In addition, as noted above, ATC is obligated to reimburse CBS for the tax consequences of such payment (approximately 66 2/3%) and has paid CBS approximately $33.0 million based on the $50.0 million estimate. CBS is in the process of reviewing such Notice of Disagreement and is required under the terms of the Separation Agreement to resolve any differences with ATC by no later than November 16, 1998, or, in the event that such differences cannot be resolved, a third party may be employed to arbitrate the dispute. CBS and ATC have mutually agreed to extend the aforementioned date to December 15, 1998. Under the circumstances, ATC continues to believe that the amounts previously recorded represent a reasonable estimate of the amounts which will be paid to CBS and will adjust the amount as information becomes known to the Company.

  Interim Preferred Stock Financing: On June 4, 1998, ATC issued $300.0 million of Interim Preferred Stock and used the proceeds to fund its tax reimbursement obligation to CBS, pay the commitment and other fees and expenses of the issue and sale of such stock and to reduce bank borrowings. As discussed below, the Interim Preferred Stock was redeemed on July 9, 1998 and as a result, the Company incurred an extraordinary loss of approximately $7.5 million, net of a tax benefit of $5.0 million, during the third quarter of 1998 representing the write-off of certain commitment, deferred financing and redemption fees.

  Public Offering of Class A Common Stock: On July 8, 1998, the Company completed a public offering of 27,861,987 shares of Class A Common Stock, $.01 par value per share (including 2,361,987 shares sold by the Company pursuant to the exercise in full of the underwriters' over-allotment option) at $23.50 per share. Certain selling stockholders sold an additional 3,874,911 shares in the offering. The Company's net proceeds of the offering (after deduction of the underwriting discount and estimated offering expenses) were approximately $625.1 million. On July 9, 1998, the Company used approximately $306.1 million of the net proceeds from the offering to redeem all of the outstanding shares of the Interim Preferred Stock at a price of 101% of the stock's liquidation preference plus accrued on unpaid dividends. The balance was invested in short-term investment grade securities and together with borrowings under the New Credit Facilities, have and will be used to fund future acquisitions and construction activities.

  New Credit Facilities: In June 1998, ATC and its Borrower Subsidiaries entered into definitive agreements with respect to the New Credit Facilities. In connection with repayment of borrowings under the prior credit agreement out of proceeds of borrowings under the New Credit Facilities, ATC recognized an extraordinary loss of approximately $1.4 million, net of a tax benefit of $0.9 million, during the second quarter of 1998. The terms of the New Credit Facilities are discussed in Note 7. As of September 30, 1998, ATC had approximately $281.6 million of long-term debt, of which approximately $150.0 million was outstanding under the ATC credit facility and $125.0 was outstanding under the Borrower Subsidiaries credit facility.

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

  ATC believes that it has sufficient financial resources available to it, including borrowings under the New Credit Facilities, to finance operations for the foreseeable future. ATC intends to finance its non-stock obligations under pending acquisitions with cash, and, to the extent required, borrowings under the New Credit Facilities and funds raised through the offering of equity securities.

  During the nine months ended September 30, 1998, ATC had capital expenditures of approximately $77.0 million primarily related to construction activities and has completed construction on approximately 200 towers during this period. During the balance of 1998, ATC plans to build or commence construction of approximately 230 additional towers (most of which are on a build to suit basis) at an estimated aggregate remaining cost of approximately $50.0 million. ATC plans to expand its construction activities and build a substantial number of towers in 1999, which may aggregate more than 1,500 towers. If additional substantial acquisition or construction opportunities become available, ATC may require additional financing. Any such financing could take the form of an increase in the maximum borrowing levels under the New Credit Facilities (which would be dependent on the ability to meet certain leverage ratios), the issuance of debt or senior equity securities (which could have the effect of increasing its consolidated leverage ratios) or equity securities (which, in the case of Common Stock or securities convertible into or exercisable for Common Stock, would have a dilutive effect on the proportionate ownership of ATC of its then existing common stockholders). There can be no assurance that any such financing would be available on favorable terms.

  Management expects that the consummated acquisitions and current and future construction activities will have a material impact on liquidity. Management believes that the acquisition activities, once integrated, will have a favorable impact on liquidity and will offset the initial effects of the funding requirements. Management also believes that the construction activities may initially have an adverse effect on the future liquidity of ATC as newly constructed towers will initially decrease overall liquidity, although, as such sites become more fully operational and achieve higher utilization, they should generate cash flow, and in the long-term, increase liquidity.

YEAR 2000

  The Company is aware of the issues associated with the Year 2000 as it relates to information systems and is currently working to resolve the potential impact. The Company is in the process of selecting an outside consultant to conduct an extensive review and implement a comprehensive plan to reduce the probability of operational difficulties due to Year 2000 issues. Although the Company has not developed a formal plan to date, the Company believes that, with the assistance of an outside consultant, it is currently on track towards a timely completion of resolving any potential Year 2000 problems.

  The components of the Company's comprehensive plan will include the assessment of internal systems for modification and/or replacement; communication with external vendors to determine their state of readiness to maintain an uninterrupted supply of goods and services to the Company; communication with customers to ensure that their state of readiness will not result in any operational issues; evaluation of the Company's equipment and assets as to their ability to function properly after the turn of the century; evaluation of facility related issues, and the development of a contingency plan to address its most likely worst case Year 2000 scenarios. The Company's comprehensive plan is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 readiness of its material external agents.

  Based on the efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on the Company's results of operations, liquidity or financial condition or operational activities. With respect to its own internal information systems, the Company does not believe that the Year 2000 compliance issue is expected to have a material impact on the Company's internal information systems as the Company's hardware and software is either already Year 2000 compliant or required changes are not expected to generate material costs. The costs incurred to date in this area have also been immaterial, and the Company does not anticipate that the estimated future costs, excluding any costs that may be incurred by the Company as a result of the failure of any third parties to become Year 2000 compliant, of hiring an outside consultant and the preparation and implementation of a comprehensive plan will be material to the Company.

INFLATION

  The impact of inflation on ATC's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future will not have material adverse effect on ATC's operating results.

RECENT ACCOUNTING PRONOUNCEMENT

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

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Exhibits.

  Listed below are the exhibits which are filed as part of this Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K).

 EXHIBIT NO.        DESCRIPTION OF DOCUMENT              EXHIBIT FILE NO.
 ----------- ------------------------------------  -----------------------------
  2.1        Agreement and Plan of Merger, dated
              as of November 16, 1998, by and
              among ATC, American Towers, Inc., a
              Delaware corporation ("ATI"), and
              OmniAmerica, Inc., a Delaware
              corporation (Schedules and Exhibits
              omitted) ..........................  Filed herewith as Exhibit 2.1
  2.2        Agreement and Plan of Merger, dated
              as of November 16, 1998, by and
              among ATC, ATI and TeleCom Towers,
              L.L.C., a Delaware limited
              liability company (Schedules and
              Exhibits omitted)..................  Filed herewith as Exhibit 2.2
   27        Financial Data Schedule.............  Filed herewith as Exhibit 27

 (b) Reports on Form 8-K.

  1. Form 8-K (Items 5 and 7) on July 16, 1998.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          American Tower Corporation

                                          By:     /s/ Joseph L. Winn
Date: November 16, 1998                     -----------------------------------
                                          Joseph L. Winn
                                          Treasurer & Chief Financial Officer
                                          (Duly Authorized Officer)

                                          By:    /s/ Justin D. Benincasa
Date: November 16, 1998                     -----------------------------------
                                          Justin D. Benincasa
                                          Vice President & Corporate
                                           Controller
                                          (Duly Authorized Officer)