Form 10-K
period 1998-12-31
AMERICAN TOWER CORP /MA/
filed 1999-03-19
CIK 1053507

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
   1934

                For the transition period from        to       .

                        Commission file number 333-46025

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

          Securities registered pursuant to Section 12 (b) of the Act:

                                                  Name of exchange on
                (Title of Class)                    Which Registered
                ----------------                  -------------------
     Class A Common Stock, $0.01 par value      New York Stock Exchange

          Securities registered pursuant to Section 12 (g) of the Act:
                                (Title of Class)

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [_]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 15, 1999 was approximately $3,031,352,000. As of March 15, 1999, 145,826,760 shares of Class A Common
Stock, 8,943,773 shares of Class B Common Stock and 2,422,804 shares of the Class C Common Stock were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AMERICAN TOWER CORPORATION

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I.
 ITEM 1.   Business.....................................................     1
 ITEM 2.   Properties...................................................    14
 ITEM 3.   Legal Proceedings............................................    14
 ITEM 4.   Submission of Matters to a Vote of Security Holders..........    14
 PART II.
           Market for the Registrant's Common Equity and Related
 ITEM 5.   Stockholder Matters..........................................    14
 ITEM 6.   Selected Financial Data......................................    16
 ITEM 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    18
 ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk...    26
 ITEM 8.   Financial Statements and Supplementary Data..................    27
 ITEM 9.   Changes In and Disagreements With Accountants On Accounting
            and Financial Disclosure....................................    27
 PART III.
 ITEM 10.  Directors and Executive Officers of the Registrant...........    27
 ITEM 11.  Executive Compensation.......................................    30
           Security Ownership of Certain Beneficial Owners and
 ITEM 12.  Management...................................................    34
 ITEM 13.  Certain Relationships and Related Transactions...............    37
 PART IV.
           Exhibits, Financial Statement Schedules, and Reports on Form
 ITEM 14.  8-K..........................................................    39
           Signatures...................................................    40

             CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

  We have made and incorporated by reference forward-looking statements in this document. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements contained regarding matters that are not historical facts. For example, when we use the words "believe", "expect", "anticipate", or similar expressions, we are making forward-looking statements. Forward-looking statements include statements concerning;

  .  the outcome of our growth strategy,

  .  future results of operations,

  .  liquidity and capital expenditures,

  .  construction and acquisition activities,

  .  debt levels and the ability to obtain financing and service debt,

  . competitive conditions in the communications site and wireless carrier industries,

  . regulatory developments in the communications site and wireless carrier industries,

  . projected growth of the wireless communications and wireless carrier industries, and

  .  general economic conditions.

  Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially form those expressed in our forward-looking statements. We do not undertake to release publicly the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

                                NOTE TO READER

  The Way We Describe Ourselves in this Document

  American Tower Corporation ("the Company", "ATC" or "American Tower") has been actively buying and merging with other companies and raising capital for its business. We believe you will have a better understanding of us if we show how we look with all those transactions included. Therefore, we present some of the information in this document on a "what if" basis to show how we would look if we had owned these companies for all of the various periods or now. This information includes only the major acquisitions and mergers and other transactions and assumes that they had occurred as of January 1, 1998. Management expects that acquisitions consummated and construction completed to date will have a material impact on future revenues, expenses, income from continuing operations and capital expenditures. The historical 1998 financial information does not reflect the impact of these items and should be read in that context.

ITEM 1. BUSINESS.

General

  American Tower is a leading independent owner, operator and developer of wireless communications and broadcast towers in the United States. ATC's strategy is to use its leading position to take advantage of the growth opportunities inherent in the rapidly expanding and highly fragmented communications site industry. ATC has grown in less than four years to a company that operates more than 3,200 towers in 44 states and the District of Columbia, giving effect to pending transactions.

  ATC's primary business is the leasing of antennae sites on multi-tenant towers to a diverse range of wireless communications industries, including personal communications services ("PCS"), paging, cellular, enhanced specialized mobile radio ("ESMR"), specialized mobile radio ("SMR"), and fixed microwave, as well as radio and television broadcasters. ATC also offers its customers a broad range of network development services, including network design, site acquisition, zoning and other regulatory approvals, tower construction and antennae installation. ATC is also engaged in the video, voice, data and Internet transmission business, which it currently conducts in the New York City to Washington, D.C. corridor and Texas. ATC operates or is constructing towers in major cities throughout the United States and has its largest tower clusters in California, Florida and Texas.

  American Tower achieved its growth predominantly through acquisitions. ATC intends to continue to pursue strategic acquisitions, including possible transactions with large wireless service providers seeking to divest their ownership of towers. More recently, however, ATC has been engaged in a major construction program. In 1998, American Tower (exclusive of construction activities of acquired or to be acquired companies prior to acquisition) constructed or had under construction at year-end more than 500 towers at an aggregate cost of approximately $116.8 million. ATC also built an additional 300 towers for third parties. The 1999 business plan of ATC calls for construction of between 1,200 and 1,600 towers at a cost of between $216.0 million and $304.0 million (exclusive of broadcast towers). The actual number of towers built may be outside of that range because of more attractive investment opportunities from acquisitions (in which case it could be less) or significant new build to suit projects with wireless service providers (in which case it could be more).

  ATC has a diversified base of approximately 3,900 customers. No customer accounted for more than 10% of its operating revenues for the year ended December 31, 1998. The five largest customers accounted for less than 30% of 1998 revenues. ATC's wide range of customers include most of the major wireless service providers, including Airtouch, Alltell, AT&T Wireless, Bell Atlantic Mobile, BellSouth, GTE Mobilnet, Houston Cellular, Metrocall, Mobile Comm, Nextel, Omnipoint, PacBell, PageNet, PowerTel, PrimeCo PCS, SkyTel, Southwestern Bell, Sprint PCS and Western Wireless. In addition, most of the major radio and television broadcasters are ATC's customers, including ABC, CBS, Chancellor Media, Clear Channel, CNN, Fox and NBC. ATC provides site acquisition services to most of the major wireless service providers. It has constructed or is constructing towers on a build to suit basis for several of those carriers. The principal users of ATC's video, voice, data and Internet transmission services are television broadcasters and other video suppliers, such as CBS, CNN, Fox and TCI.

  Management estimates that ATC's site leasing activities, which generates the highest profit margin of its businesses, accounted for 58.4% of its operating revenues for the year ended December 31, 1998; services (primarily site acquisition activities) accounted for 22.5% of such revenues; and the video, voice, data and Internet transmission business accounted for 19.1% of such revenues. ATC believes that leasing activities are likely to grow at a more rapid rate than other aspects of its business because of its intention to focus on build to suit and other construction activities.

  ATC derives its revenue from various industry sectors. The percentage of ATC's annual run-rate revenues (based on December 1998) derived from the various industry sectors is estimated to be as follows: PCS 24%; paging 20%; major television networks (teleports) 14%; cellular 7%; fixed microwave 2%; radio and television broadcasting 6%; ESMR 6%; two-way radio 6%; SMR 4% and governmental agencies and others 11%. Management believes that the foregoing percentages are probably not indicative of future contributions to be made by the various industry sectors. Future contributions will probably change because of the anticipated growth of PCS, cellular and ESMR compared to other wireless providers. Management's intended operational strategy will also impact relative contributions. Moreover, PCS's ongoing percentage of operating revenues may decline over time because its anticipated growth in lease revenues will be more than offset by the decline in ATC's site acquisition and construction activities for that sector.

  ATC designed its growth strategy to enhance its position as a leading U.S. provider of communications sites and network development services to the wireless communications and broadcasting industries. The principal elements of this strategy are to:

  . maximize utilization of antennae sites through targeted sales and marketing techniques;

  . expand its tower construction activities, principally through build to suit projects;

  . pursue strategic acquisitions, designed principally (i) to take advantage of divestiture opportunities presented by wireless service providers, (ii) to facilitate entry into new geographic markets and
     (iii) to complement the construction program.

Industry Overview

  ATC's growth strategy seeks to capitalize on the rapid expansion taking place in the wireless communications industry. ATC believes the increase in demand for wireless communications is attributable to a number of factors. These include:

  .  decreasing costs of wireless services;

  .  increasing mobility of the U.S. population;

  .  the growing awareness of the benefits of mobile communications;

  .  technological advances in communications equipment;

  .  favorable changes in telecommunications regulations; and

  . business and consumer preferences for higher quality voice and data transmission.

  The Cellular Telecommunications Industry Association estimates that the number of subscribers to wireless telephone services was approximately five million in 1990. According to The Yankee Group, a telecommunications marketing research firm, the number of subscribers to cellular and PCS was over 60 million in 1998 and is projected to increase to over 122 million by the year 2003. Contributing significantly to the anticipated requirements is the nature of PCS and ESMR. These higher frequency technologies have a reduced cell range and thus require a higher density of towers in the network. Consequently, the anticipated increase in the demand for these technologies will require more towers to be built. The Personal Communications Industry Association (of which James S. Eisenstein, an executive officer of ATC, is a director) estimates that cellular and PCS needs will require the construction of over 100,000 additional antennae sites over the next ten years.

  ATC believes that as the wireless communications industry has grown, the industry has become more competitive. As a consequence, many carriers may seek to preserve capital and speed access to their markets by (i) focusing on activities that contribute directly to subscriber growth, (ii) outsourcing infrastructure requirements such as owning, constructing and maintaining towers and/or (iii) by co-locating transmission facilities. ATC also believes that the co-location trend is likely to be accelerated because of regulatory restrictions and the growing tendency of local municipalities seeking to slow the proliferation of towers in their communities by requiring that towers accommodate multiple tenants. Management believes that national and other large wireless service providers will prefer to deal with a company, such as ATC, that can meet the majority of such providers' needs within a particular market or region, rather than, as in the past, when carriers typically sourced many of such services in-house, while local non-integrated service contractors focused on specific segments such as radio frequency engineering, site acquisition and tower construction.

  Management believes that, in addition to such favorable growth and outsourcing trends, the communications site industry and ATC will benefit from several favorable industry characteristics, including the following:

  .  a recurring and growing revenue stream due in part to long-term leases;

  . low tenant "churn" due to the costs and disruption associated with reconfiguring a wireless network or broadcasting location;

  . a customer base which is diversified by industry which consists principally of large, financially responsible national companies;

  . favorable absolute and incremental tower cash flow margins due to low variable operating costs;

  .  low on-going maintenance capital requirements;

  . local government and environmental initiatives to reduce the number of towers thereby requiring carriers to co-locate antennae; and

  . the opportunity to consolidate in a highly fragmented industry, thereby creating the potential for enhanced levels of customer service and operating efficiency.

  While the wireless communications industry is experiencing rapid growth, the television broadcasting industry, with strong encouragement from both Congress and the FCC, is actively planning its strategy for the transition from analog to digital technology. ATC believes that this transition will require a substantial investment in enhanced broadcast infrastructure, including the construction or reengineering of broadcast towers. ATC expects much of the associated capital requirements will be borne by the broadcasters. However, management believes that, as with the deployment of towers for the wireless carriers, speed to market and limited capital resources will cause certain broadcasters to outsource the construction or reengineering of their towers in order to accommodate digital technology.

Growth Strategy

  ATC's objective is to enhance its position as a leading U.S. provider of communications sites and network development services to the wireless communications and broadcasting industries. ATC's growth strategy consists of the following principal elements:

  Internal Growth through Sales, Service and Capacity Utilization. Management believes that a substantial opportunity for profitable growth exists by maximizing the utilization of existing and future towers. Because the costs of operating a site are largely fixed, increasing tower utilization significantly improves site operating margins. Moreover, when a specific tower reaches full antennae attachment capacity, ATC is often able to construct an additional tower at the same location, thereby further leveraging its investment in land, related equipment and certain operating costs, such as taxes, utilities and telephone service.

  ATC intends to use targeted sales and marketing techniques to increase utilization of both existing and newly constructed towers and to maximize investment returns on acquired towers with underutilized capacity. Management believes that the key to the success of this strategy lies in its ability to develop and consistently deliver a high level of customer service, and to be widely recognized as a company that makes realistic commitments and then delivers on them. Since speed to market and reliable network performance are critical components to the success of wireless service providers, ATC's ability to assist its customers in meeting these goals will ultimately define its marketing success and capacity utilization. ATC targets wireless service providers that are expanding or improving their existing network infrastructure as well as those deploying new technologies.

  Growth by Construction. ATC believes it can achieve attractive investment returns by constructing new tower clusters in and around markets in which it already has a presence, along major highways and in targeted new markets, particularly markets that have not been significantly built out by carriers or other communications site companies. By working with one or more "anchor" tenants, ATC will seek to develop an overall master plan for a particular network by locating new sites in areas identified by its customers as optimal for their network expansion requirements. ATC generally secures commitments for leasing prior to commencing construction, thereby minimizing, to some extent, the risks associated with the investment. In some cases, ATC may invest in the zoning and permitting of sites (and even the construction of towers) when it has no anchor tenant, but believes that demand will exist in the near term. ATC will also pursue strategic acquisitions as a means of filling out or, in certain cases, initiating a tower cluster.

  Management intends to place a strong emphasis on new tower development for the foreseeable future because it believes that new tower construction can produce relatively attractive initial returns. In addition, ATC can design and build towers to specifications that assure ample future capacity and minimize the need for future capital expenditures. Management also intends to pursue new tower construction to service the demand for digital television and for tower space for radio antennae displaced by digital television requirements. Over time, management believes that as many as half of its towers will result from construction, with the vast majority of these designed to serve the wireless communications industry.

  The 1999 business plan of ATC calls for construction of between 1,200 and 1,600 towers at a cost of between $216.0 million and $304.0 million (exclusive of broadcast towers). The actual number of towers built may be outside of that range because of more attractive investment opportunities from acquisitions (in which case it could be less) or significant new build to suit projects with wireless service providers (in which case it could be more). The scope of ATC's forecasted construction program is substantially greater than the combined past construction programs of ATC and the various companies it has acquired. As a consequence, ATC may not have enough experienced and qualified personnel to complete its construction program on time and within budget. Personnel shortages may also affect ATC's ability to manage effectively the substantially increased number of towers it is constructing and acquiring.

  American Tower, and others in the industry, are increasingly devoting their construction activities to build to suit projects. Under these arrangements, ATC, and others, agree with a major wireless service provider to build a network of a significant number of towers to the provider's specification. Build to suit activities involve certain additional risks. Although such projects involve an "anchor" tenant, ATC may not be able to secure a sufficient number of additional tenants to ensure adequate investment returns. This may be particularly true for the larger build to suit projects that ATC is seeking. In fact, one of the reasons providers may be entering into build to suit arrangements (rather than, as in the past, undertaking their own construction) is that many of the proposed sites may be expensive or difficult to build on or in undesirable locations for many other wireless service providers. Such projects also entail the additional risk of a greater dependence on a single customer with, in many instances, more favorable lease and control provisions than those made available generally by ATC to its tenants.

  The ability to obtain, and commit to, large new construction projects will require significant financial resources. Management believes that its cost of capital, relative to the cost of capital of its competitors, will be an important factor in determining the success of its growth by construction strategy. Based on its previous capital market transactions, management believes that it has a good reputation in the financial community, including among banks, investment banking firms, institutional investors and public investors, and that such reputation will help it attract capital on the favorable terms necessary to finance its growth. However, funds may not be available to ATC on such terms.

  ATC's construction growth strategy is highly dependent on its ability to complete tower construction in a timely and cost effective manner. ATC cannot control the principal factors that can prevent, delay or increase the cost of construction. Such factors include zoning and local permitting requirements, environmental group opposition, availability of skilled construction personnel and construction equipment, adverse weather conditions and federal regulations. As the pace of tower construction has increased in recent years, the required manpower and equipment have been in increasing demand. The anticipated increase in construction activity, for both ATC and the industry, could significantly increase costs and delay time schedules associated with tower construction, either of which could have a material adverse effect on ATC. The construction of towers to accommodate the introduction of digital television service could be particularly affected by a potential shortage of construction capability.

  Growth by Acquisition. ATC has achieved a leading industry position primarily through acquisitions. ATC intends to continue to target strategic acquisitions in markets or regions where it already owns towers as well as new markets, possibly including non-U.S. markets.

  Among the potential acquisitions are tower networks owned by major wireless service providers. These providers may seek to divest their ownership of such networks for reasons similar to those motivating them to outsource their new construction requirements. These transactions often involve ATC obtaining future construction commitments for the seller's tower needs. The transactions may be substantial, involving several thousand towers and purchase prices in the hundreds of millions of dollars. Construction commitments which may attend such acquisitions may also entail hundreds of millions of dollars of capital expenditures. ATC has submitted proposals to several wireless service providers in the past (none of which have resulted in definitive agreements to date) and intends to continue to pursue such opportunities actively. ATC may not necessarily enter into any such major transaction. ATC has experienced increased competition for towers being divested by wireless service providers, and believes such competition may intensify, resulting in substantially higher prices to complete such transactions. Transactions with wireless service providers entail the risk of dependence on a single customer with, in many instances, more favorable lease and control provisions than those made available generally by ATC to its tenants.

  ATC's current activities with respect to possible significant acquisitions range from the evaluation of properties, to submissions of indications of interests and first-round bids. These opportunities range in size from several hundred towers to several thousand towers and from purchase prices of tens of millions of dollars to several hundreds of millions of dollars. Such purchase prices could take the form of cash, common stock or other securities, or a combination thereof. No material acquisition has reached the legally binding agreement stage other than those described in this document. See "--Recent Transactions" below. ATC cannot predict whether it will enter into any binding agreements with respect to major acquisitions or, if it does, their terms or the timing of them. ATC would probably not require additional equity capital to finance a limited number of such transactions with wireless service providers seeking to divest ownership of their towers. However, more than a limited number of such acquisitions, which is unlikely, could require an equity financing, particularly since they would likely include major build to suit construction commitments. See "--Competition" below.

  ATC will attempt to increase revenues and operating margins at acquired communications sites through expanded sales and marketing efforts, improved customer service, cost reductions and, in certain instances, increased tower capacity. Acquisitions of communications towers and sites are evaluated using numerous criteria, including potential demand, tower location, tower height, existing capacity utilization, local competition and local government restrictions on new tower development.

  ATC also intends to pursue, on a selective basis, the acquisition of site acquisition companies and providers of video, voice, data and Internet transmission services, and may pursue acquisitions related to the communications site industry, including companies engaged in the tower fabrication business.

Products and Services

  The Company operates in three business segments: tower rental and management ("TRM"), Services, and video, voice, data and Internet transmission services ("VVDI"). The TRM segment provides for the leasing and subleasing of antennae sites on multi-tenant towers for a diverse range of wireless communication industries, including PCS, paging, cellular, ESMR, SMR and fixed microwave, as well as radio and television broadcasters. The Services segment offers a broad range of network development services, including network design, site acquisition and construction, zoning and other regulatory approvals, tower construction and antennae installation. The VVDI segment offers transmission services in the New York City to Washington, D.C. corridor and in Texas. See the Consolidated Financial Statements and notes thereto, for information with respect to the financial data by segment.

Tower Rental and Management Segment

  Leasing of Antennae Sites. ATC's primary business is the leasing of antennae sites on multi-tenanted communications towers to companies in all segments of the wireless communications and broadcasting industries. Giving effect to pending transactions, ATC has more than 3,200 towers in 44 states and the District of Columbia, approximately 600 of which are managed for others, including approximately 400 rooftop antennae.

  ATC rents tower space and provides related services to a diverse range of wireless communications industries, including PCS, paging, cellular, ESMR, SMR, and fixed microwave, as well as radio and television broadcasters. ATC is geographically diversified with a significant number of towers throughout the United States. Its largest tower clusters are in California, Florida and Texas. ATC also owns and operates communications sites or is constructing communications sites in cities such as Albuquerque, Atlanta, Austin, Baltimore, Boston, Charlotte, Dallas, Houston, Jacksonville, Kansas City, Los Angeles, Miami-Ft. Lauderdale, Minneapolis, Philadelphia, Raleigh, San Antonio, San Diego, San Francisco, Tucson, Washington, D.C. and West Palm Beach.

  ATC's leases, like most of those in the industry, generally vary depending upon the industry user. Television and radio broadcasters prefer long-term leases (generally from 15 to 20 years), and wireless communications providers favor somewhat shorter lease terms (generally from five to ten years), with multiple renewals at the option of the tenant. However, the leases acquired in the merger with the old American Tower Corporation tend to be of shorter duration, generally two years, and permit earlier termination if ATC were to attempt to impose price increases relating to escalator provisions. Governmental agencies, because of budgetary restrictions, generally have one-year leases that tend to renew automatically. Tenants tend to renew their leases because of the complications associated with moving antennae. For example, a move by a television or radio broadcaster would necessitate Federal Communications Commission ("FCC") approval and could entail major dislocations and the uncertainty associated with building antennae in new coverage areas. In the case of cellular, PCS and other wireless users, moving one antenna might necessitate moving several others because of the interlocking grid-like nature of their wireless systems. In addition, the increasing difficulty of obtaining local zoning approvals, the increasing environmental concerns of communities and the restrictions imposed upon owners and operators by the Federal Aviation Administration ("FAA") and upon tenants by the FCC tend to reduce the number of alternatives available to a tower user.

  Most of ATC's leases have escalator provisions (annual automatic increases based on specified estimated cost measures or on increases in the consumer price index). While these provisions are not by themselves intended to be a primary source of growth, they provide a stable and predictable growth component that is enhanced by increased tower utilization. ATC may also receive fees if it is retained to install the customers' equipment and antennae on the communications site.

  The number of antennae that ATC's towers can accommodate varies depending on the type of tower (broadcast or non-broadcast), the height of the tower and the nature of the services provided by such antennae. Non-broadcast towers of 200-300 feet that are designed to maximize capacity generally are capable of housing between five and ten tenants using an aggregate of between 25 and 50 antennae. Broadcasting towers generally are capable of housing between ten and forty tenants using an aggregate of between 50 and 100 antennae.

  Annual rental payments vary considerably depending upon (i) the type of service being provided; (ii) the size of the transmission line and the number and weight of the antennae on the tower; (iii) the existing capacity of the tower; (iv) the antenna's placement on, and the location and height of, the tower; and (v) the competitive environment. Management believes that it is not possible to state with any degree of precision the vacancy or unused capacity of a "typical" tower, group of related towers or all of its towers for a variety of reasons, including, among others, the variations that occur depending on the types of antennae placed on the tower, the types of service being provided by the tower users, the type and location of the tower or towers, the ability to build other towers so as to configure a network of related towers, whether any of the users have imposed restrictions on competitive users, and whether there are any environmental, zoning or other restrictions on the number or type of users.

  ATC's antennae site leasing business is dependent on many factors that are beyond its control, including, among other things (i) consumer demand for wireless services; (ii) the financial condition of wireless service providers and their preference for owning or leasing antennae sites; (iii) governmental licensing of broadcast rights, zoning, environmental and other governmental regulations; (iv) national and regional economic conditions, including a slowdown in the growth of wireless communications, a downturn in a particular wireless segment or a decrease in the number of carriers, nationally or locally, in a particular segment; and (v) technological changes. Demand could also be adversely affected by "roaming" and "resale" arrangements. These arrangements enable a provider to serve customers outside its license area, to give licensed providers the right to enter into arrangements to serve overlapping license areas and to permit nonlicensed providers to enter the wireless marketplace. Wireless providers might consider such roaming and resale arrangements as superior to constructing their own facilities or leasing antennae space from ATC. Any material decrease in demand or proliferation of "roaming" and "resale" arrangements could have a material adverse effect on ATC.

  The demand for antenna space is dependent, to a significantly lesser extent, on the needs of television and radio broadcasters. Among other things, certain technological advances, including the development of satellite-delivered radio, may reduce the need for tower-based broadcast transmission. ATC could also be affected adversely should the development of digital television be delayed or impaired, or if demand for it were to be less than anticipated because of delays, disappointing technical performance or cost to the consumer.

  Communications Site Management Business. ATC is a leading manager of communications sites. These are principally rooftop sites, but also ground towers, for other owners. A principal aspect of this business is the development of new sources of revenue for building owners by effectively managing all aspects of rooftop telecommunications, including two-way radio systems, microwave, fiber optics, wireless cable and paging and rooftop infrastructure construction services. ATC manages approximately 600 towers (of which approximately 400 are rooftop towers). Management contracts are generally for a period of five years and contain automatic five-year renewal periods unless terminated by either party before renewal or upon an uncured default. Under these contracts, ATC is responsible for marketing antennae sites on the tower, reviewing existing and negotiating future license agreements with tenant users, managing and enforcing those agreements, supervising installation of equipment by tenants to ensure, among other things, non-interference with other users, supervising repairs and maintenance to the towers, as well as site billing, collections and contract administration. In addition, ATC handles all calls as well as questions regarding the site so that the building management team or owner is relieved of this responsibility. For such services, ATC is entitled to a percentage of lease payments, which is higher for new tenants than for existing tenants. Upon any termination of a contract, unless because of its default, ATC is generally entitled to its percentage with respect to then existing tenants so long as they remain tenants.

Services Segment

  Site Acquisition Business/Construction. ATC's site acquisition division has developed more than 8,000 sites in 48 states and currently has field offices in 13 major cities, including Atlanta, Chicago, Charlotte, Cleveland, Jacksonville, New Orleans and Seattle. The site selection and acquisition process begins with the network design. Highway corridors, population centers and topographical features are identified within the carrier's existing or proposed network, and drive tests are performed to monitor all PCS, cellular and ESMR frequencies to locate the systems then operating in that geographic area and identify where any holes in coverage may exist. Based on this data, the carrier and ATC develop a "search ring", generally of one-mile radius, within which the site acquisition department identifies land available either for purchase or lease. ATC personnel select the most suitable sites, based on demographics, traffic patterns and signal characteristics. The site is then submitted to the local zoning/planning board for approval. If the site is approved, in certain instances ATC will supervise construction of the towers and other improvements on the communications site. ATC's site acquisition services are provided on a fixed fee or time and materials basis. Existing users of ATC's site acquisition services include Airtouch, Alltel, AT&T Wireless, Ameritech, Bell Atlantic Mobile, BellSouth, GTE Mobilnet, MobileComm, PageNet, Power Tel, SkyTel, Southwestern Bell, Sprint PCS and Western Wireless. While ATC will continue to provide site acquisition services to those customers desiring them, it also intends to actively market its construction services as an extension of these services.

  Build to Suit Business/Construction. Upon the closing of the OmniAmerica merger, as described in the Notes to Consolidated Financial Statements, ATC entered the tower construction business as an erector and now designs, builds, installs, modifies and maintains land-based wireless communications transmitting and receiving facilities primarily for providers of wireless communications services. Prior to the merger, ATC had not itself constructed towers, but rather managed the construction activities of independent third parties. ATC also provides certain electrical engineering services, wireless equipment testing services and site acquisition and evaluation services in connection with the location and installation of wireless communications facilities.

  Historically, cellular and other wireless service providers have constructed a majority of their towers for their own use, while usually outsourcing certain services such as site acquisition and construction management. More recently, however, service providers have expressed a growing interest in having independent companies own the towers on which they will secure space under long-term leases. Management believes this trend is the result of a need among such providers to preserve capital and to speed access to their markets by focusing on activities that contribute to subscriber growth and by outsourcing infrastructure requirements such as owning, constructing and maintaining towers or by co-locating their transmission infrastructure. ATC has positioned itself as an attractive choice for this build to suit opportunity. It has done so by acquiring and developing reputable site acquisition companies with established client relationships in both site acquisition and construction management, and by obtaining the financial resources necessary to participate in the build to suit arena on a substantial scale. Management believes companies that are able to demonstrate the ability to successfully locate, acquire and permit sites and finance and construct towers in a timely manner will be used by a significant number of wireless service providers on an expanded basis. ATC is currently engaged in build to suit efforts for a number of wireless service providers. It is also seeking several major build to suit projects, although no definitive agreements may result.

  The cost of construction of a tower varies both by site location (which will determine, among other things, the required height of the tower) and type of tower. Non-broadcast towers (whether on a rooftop or the ground) generally cost between approximately $150,000 and $200,000. Broadcasting towers generally are built to bear a greater load and usually cost between $300,000 and $1.0 million if on an elevated location and between $1.0 million and $3.5 million if on flat terrain.

  The number of antennae that ATC's towers can accommodate varies depending on the type of tower (broadcast or non-broadcast), and the tower's location, height and the loaded capacity at certain wind speeds. An antenna's height on a tower and such tower's location determine the line-of-sight of such antenna with the horizon and, consequently, the distance a signal can be transmitted. Some users, such as paging companies and SMR providers in rural areas, need higher elevations for broader coverage. Other carriers such as PCS, ESMR and cellular companies in metropolitan areas usually do not need to place their equipment at the highest tower point. Non-broadcast towers of 200-300 feet that are designed to maximize capacity generally are capable of housing between five and ten tenants using an aggregate of between 25 and 50 antennae. Broadcasting towers generally are capable of housing between ten and forty tenants using an aggregate of between 50 and 100 antennae. In most cases, well engineered and well located towers built to serve the specifications of an initial anchor tenant in the wireless communications sector will attract three or more additional wireless tenants over time, thereby increasing revenue and enhancing margins.

  ATC also provides some additional services which were not significant to its overall operations in 1998. ATC manufactures and sells a line of fasteners and other mounting components, waveguide bridge products, square support rail, tower lighting systems, tower safety products and other hardware products. End users utilize these products primarily in connection with the installation and maintenance of wireless communications facilities. ATC also manufactures certain wireless components on a private label basis for sale to several large wireless communications equipment vendors who market these products under their own brand names. In addition, ATC provides tower site monitoring services to notify and alert tower owners, the FAA, utility companies or others of problems or irregular conditions at ATC and third party tower sites.

Video, Voice, Data and Internet Transmission Services Segment

  ATC's video, voice, data and Internet transmission business is called ATC Teleports. It is operated in and between New York City and Washington, D.C. and throughout Texas. A teleport is a hub for transmissions to and from ground based sources and satellites. A typical teleport facility consists of satellite antennas (dishes), a 24-hour, 365-day operations center, terrestrial links and other support facilities. ATC owns a teleport outside of New York City and one outside of Washington, D.C. It also has a terrestrial system connecting Washington, D.C., Baltimore, Philadelphia and New York City. The New York teleport system is located on a 70-acre owned site which is zoned for 29 satellite dishes of which 22 are existing, thereby providing significant expansion capacity. The Washington, D.C. teleport is located in northern Virginia, inside of the Washington Beltway, on 16 acres and has 40 dishes with the capacity for an additional 20. The terrestrial system between the teleports consists of fiber and microwave channels. The entire system is used by television networks, broadcasters, cable programmers, and many of the leading voice, data and Internet providers. The teleports can access all of the domestic and major international satellites in their operating regions. The Texas system consists of a teleport outside of Dallas and a terrestrial system connecting Dallas, Austin, San Antonio, Houston and Corpus Christi. The system connects to all major sports and convention venues, broadcasters and other significant video users in Texas.

Customers

  ATC's customers aggregate approximately 3,900 and include many of the major companies in the wireless communications industry. While none of ATC's customers accounted for as much as 10% of its operating revenues for the year ended December 31, 1998, most of the customers named below account for more than 1% of such revenues, and each is considered by ATC to be an important customer:

  . Cellular and PCS: Airtouch, Alltell, AT&T Wireless, Bell Atlantic Mobile, BellSouth, GTE Mobilnet, Houston Cellular, Mobile Comm, Omnipoint, PacBell, PrimeCo PCS, Southwestern Bell Mobile Systems (operating as Cellular One), and Sprint PCS;

  .  Paging: Arch, Metrocall, PageMart, PageNet and Pittencrief;

  .  ESMR: Nextel; and

  . Television and Radio Broadcasting: ABC, CBS, Chancellor Media, Clear Channel, CNN, Fox and NBC.

  ATC's site acquisition services, which afford ATC the opportunity to furnish additional services such as the construction and zoning of communications sites, are provided to most of the cellular, PCS and ESMR customers listed above. ATC has constructed or is constructing towers on a build to suit basis for companies such as BellSouth, Nextel, Omnipoint, PrimeCo PCS and Southwestern Bell and is seeking several major build to suit projects, although no definitive agreements may result.

  The principal users of ATC's video, voice, data and Internet transmission services are television broadcasters and other video suppliers, such as CBS, CNN, Fox and TCI. Revenues are derived from two sources of approximately equal significance: (i) contracted, long-term services of a regular, recurring nature and (ii) nonrecurring services relating to special news or events.

Management Organization

  ATC is headquartered in Boston, Massachusetts and is organized on a regional basis with each region being headed by a vice president who reports to the Chief Operating Officer. Its current regional operations are based in Boston, Albuquerque, Atlanta, Chicago, Houston and the San Francisco Bay area, although additional regional centers may develop over time. Management believes that its regional operations centers which are in varying stages of development should ultimately be capable of responding effectively to the opportunities and customer needs of their respective defined geographic areas and that these operations centers should have skilled engineering, construction management and marketing personnel. Management also believes that over time enhanced customer service and greater operating efficiencies can be achieved by centralizing certain operating functions, including accounting and lease administration. Such centralization, when achieved, will enable key information about each site, tower lease and customer to become part of a centralized database, with communication links to regional operations centers.

  In conjunction with its acquisition of various companies, management believes it has obtained the services of key personnel with skills in areas such as site acquisition, construction management, tower operations, engineering, marketing, lease administration and finance. As ATC seeks to expand its size and improve on the quality and consistency of service delivery, it will need to complete the staffing of its existing regions and may, in the longer term, need to supplement its current workforce in certain critical areas, develop new regional centers and intensify its dedication to customer service. Accordingly, management is actively recruiting key personnel to complete the staffing of its regional operations centers and to strengthen and deepen its corporate group. ATC focuses its efforts on recruiting people from the industry sectors it serves and in some instances recruiting skilled engineering, marketing and other personnel from outside the communications site, wireless communications and broadcasting industries.

History and ATC Formation

  In early 1995, Steven B. Dodge, the then Chairman of the Board, President and Chief Executive Officer of American Radio Systems Corporation ("American Radio" or "ARS"), and other members of its management, recognized the opportunity in the communications site industry as a consequence of its ownership and operation of broadcast towers. As a result, ATC was formed and incorporated in Delaware in July 1995 as a subsidiary of American Radio to capitalize on this opportunity. American Radio distributed its ATC stock to its securityholders in connection with its merger with CBS Corporation ("CBS") in June 1998. For further information see "ATC Separation" below and the Notes to Consolidated Financial Statements.

 ATC Separation.

  On June 4, 1998, American Radio consummated its merger with CBS and American Tower ceased to be a subsidiary of, or otherwise affiliated with, American Radio and commenced operations as an independent publicly traded company (the "ATC Separation"). As part of the ATC Separation, all of the common stock of American Tower owned by American Radio was distributed to ARS common stockholders and holders of options to acquire ARS common stock and were or will be distributed upon conversion of American Radio convertible securities. As required by the CBS-ARS merger, ATC entered into an agreement (the "Separation Agreement") with CBS and American Radio providing for, among other things, the allocation of certain tax liabilities to American Tower, certain closing date adjustments relating to American Radio, the lease to American Radio by American Tower of space on certain towers previously owned by American Radio and transferred to ATC, and the orderly separation of American Radio and ATC. For information concerning the amounts heretofore paid by ATC to CBS pursuant to such provisions, and ATC's remaining obligations with respect to those tax liabilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--ATC Separation" under Item 7 and the Notes to Consolidated Financial Statements.

Recent Transactions

 Consummated Acquisitions.

  During the period January 1, 1998 through March 4, 1999, ATC has acquired various communications sites and businesses for an estimated purchase price of approximately $1.6 billion, including the issuance of approximately
57.0 million shares of Class A common stock valued (at the time of the relevant agreement) at $837.4 million. The most significant of those acquisitions are described in the Notes to Consolidated Financial Statements.

 Pending Acquisitions.

  ATC is a party to various agreements relating to the acquisition and construction of additional towers for third parties which involve an aggregate purchase price (a portion of which is payable in shares of Class A common stock) of between $6.0 million and $30.0 million, depending on the cash flow of the towers to be acquired and the actual number of towers to be built. Such transactions are subject to the satisfaction of customary closing conditions and, in certain cases, the expiration or earlier termination of the Hart-Scott Rodino ("HSR") Act waiting period and most are scheduled to close in the spring or summer of 1999.

Regulatory Matters

  Federal Regulations. Both the FCC and the FAA regulate towers used for wireless communications and radio and television antennae. Such regulations control the siting, lighting, marking and maintenance of towers and may, depending on the characteristics of the tower, require registration of tower facilities and issuance of determinations of no hazard. Wireless communications devices operating on towers are separately regulated and independently licensed by the FCC based upon the regulation of the particular frequency used. In addition, the FCC also separately licenses and regulates television and radio stations broadcasting from towers. Depending on the height and location, proposals to construct new antenna structures or to modify existing antenna structures are reviewed by the FAA to ensure that the structure will not present a hazard to aircraft, and such review is a prerequisite to FCC authorization of communications devices placed on the tower. Tower owners also bear the responsibility for notifying the FAA of any tower lighting failures. Year 2000-related problems could cause ATC's tower light systems to fail which would create a hazard to air navigation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000" under Item 7. ATC generally indemnifies its customers against any failure to comply with applicable standards. Failure to comply with applicable requirements may lead to civil penalties.

  The introduction and development of digital television also may affect ATC and some of its largest customers. In addition, the need to install additional antennae required to deliver digital television service may necessitate the relocation of many currently co-located FM antennae. The need to secure state and local regulatory approvals for the construction and reconstruction of this substantial number of antennae and the structures on which they are mounted presents a potentially significant regulatory obstacle to the communications site industry. As a result, the FCC has solicited comments on whether, and in what circumstances, the FCC should preempt state and local zoning and land use laws and ordinances regulating the placement and construction of communications sites. There can be no assurance as to whether or when any such federal preemptive regulations may be promulgated or, if adopted, what form they might take, whether they would be more or less restrictive than existing state and local regulations, or whether the constitutionality of such regulation, if challenged on constitutional grounds, would be upheld.

  Local Regulations. Local regulations include city and other local ordinances, zoning restrictions and restrictive covenants imposed by local authorities. These regulations vary greatly, but typically require tower owners to obtain approval from local officials or community standard organizations prior to tower construction. Local regulations can delay or prevent new tower construction or site upgrade projects, thereby limiting ATC's ability to respond to customer demand. In addition, such regulations increase costs associated with new tower construction. Existing regulatory policies may adversely affect the timing or cost of new tower construction and additional regulations may be adopted which increase such delays or result in additional costs to ATC. Such factors could have a material adverse effect on ATC's financial condition or results of operations.

  Other. ATC's customers may also become subject to new regulations or regulatory policies which adversely affect the demand for communication sites. In addition, if ATC pursues international opportunities, it will be subject to regulations in foreign jurisdictions.

Environmental and Health Matters

  Under various federal, state and local environmental laws, ordinances and regulations, an owner of real estate or a lessee conducting operations thereon may become liable for the costs of investigation, removal or remediation of soil and groundwater contaminated by certain hazardous substances or wastes. Certain of such laws impose cleanup responsibility and liability without regard to whether the owner or operator of the real estate or operations thereon knew of or was responsible for the contamination, and whether or not operations at the property have been discontinued or title to the property has been transferred. The owner or operator of contaminated real estate also may be subject to common law claims by third parties based on damages and costs resulting from off-site migration of the contamination. In connection with its former and current ownership or operation of its properties, ATC may be potentially liable for environmental costs such as those discussed above.

  ATC believes it is in compliance in all material respects with all applicable material environmental laws. ATC has not received any written notice from any governmental authority or third party asserting, and is not otherwise aware of, any material environmental non-compliance, liability or claim relating to hazardous substances or wastes or material environmental laws. However, (i) undetected environmental conditions may exist for which ATC might be liable in the future and (ii) future regulatory action, as well as compliance with future environmental laws, may require ATC to incur costs that could have a material adverse effect on ATC's financial condition and results of operations.

  ATC and the lessees of antennae sites on its towers are subject to government regulations relating to radio frequency emissions. In recent years, there have been several substantial studies by the scientific community investigating the potential connection between radio frequency emissions and possible negative health effects, including cancer. The results of these studies have, to date, been inconclusive. ATC has not been subject to any claims relating to these emissions, although it is possible that such claims may arise in the future. Because ATC does not maintain any significant insurance with respect to such matters, such claims, if substantiated, could have a material adverse effect on ATC.

Competition; New Technologies

  ATC competes for antennae site customers with wireless carriers that own and operate their own tower networks and lease tower space to other carriers, site development companies that acquire space on existing towers for wireless service providers and manage new tower construction, other national independent tower companies and traditional local independent tower operators. Wireless service providers that own and operate their own tower networks generally are substantially larger and have greater financial and other resources than ATC. ATC believes that tower location and capacity, price, quality of service and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting owners, operators and managers of communications sites.

  ATC faces strong competition for build to suit opportunities, particularly those with wireless service providers seeking to divest their ownership of towers, principally from other independent communications site operators and site developers. ATC expects such competition to intensify and believes that the terms of such transactions may become significantly less favorable to it and other independent tower owners as a consequence.

  ATC competes for tower and site acquisitions principally with other independent tower owners and operators. Increased competition may intensify and result in substantially higher prices, particularly for towers being divested by wireless service providers. ATC may not, therefore, be able to complete acquisitions on as favorable terms as in the past. Under certain circumstances, it may also be required to pay higher prices or agree to less favorable terms than it would otherwise have desired. American Tower may also be impeded in its future acquisition activities by antitrust constraints, either in local markets or on a regional or national basis.

  The emergence of new technologies could reduce the need for tower-based transmission and reception and may, thereby, have a negative impact on ATC's operations. For example, the FCC has granted license applications for several low-earth orbiting satellite systems that are intended to provide mobile voice and/or data services. In November 1998, a company became the first to offer commercially a service intended to provide global satellite phone coverage. Although such systems are highly capital-intensive and do not yet have an extensive commercial record, mobile satellite systems could compete with land-based wireless communications systems, thereby reducing the demand for the infrastructure services provided by ATC. Additionally, the growth in delivery of video services by direct broadcast satellites and the development and implementation of signal combining technologies (which permit one antenna to service two different frequencies of transmission and, thereby, two customers) and satellite-delivery systems may reduce the need for tower-based broadcast transmission.

Manufacturing and Raw Materials

  American Tower builds, maintains and installs land based wireless communication transmitting and receiving facilities by obtaining sheet metal and other raw material parts and components from a variety of vendors. The Company also engages third party contract manufacturers to produce certain of these wireless transmitting and receiving facilities. The Company has historically obtained the majority of its sheet metal and other raw materials from a limited number of suppliers; however, substantially all of these items are available from numerous other suppliers. ATC has not, to date, experienced any significant difficulties in obtaining the needed quantities of materials from suppliers in a timely manner.

Employees

  As of March 1, 1999, ATC employed approximately 975 full time individuals and considers its employee relations to be satisfactory.

ITEM 2. PROPERTIES.

  The Company leases approximately 8,400 square feet of space at 116 Huntington Avenue, Boston, Massachusetts, which it uses for its corporate headquarters. In addition the Company also leases additional space in Boston, Albuquerque, Atlanta, Chicago, Houston and San Francisco which function as regional operating centers.

  ATC's interests in its communications sites are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, private easements and easements, licenses or rights-of-way granted by government entities. In rural areas, a communications site typically consists of a three-to five-acre tract which supports towers, equipment shelters and guy wires to stabilize the structure. Less than 2,500 square feet are required for a self-supporting tower structure of the kind typically used in metropolitan areas. Land leases generally have twenty (20) to twenty-five (25) year terms, with three five-year renewals, or are for five-year terms with automatic renewals unless ATC otherwise specifies. ATC has more than 2,000 land leases. Pursuant to the Credit Facilities, the senior lenders have liens on, among other things, all leases of tower space, contracts relating to the management of towers for others, cash, accounts receivable, the stock and inter-company debt of all Restricted Subsidiaries (as defined in the Credit Facilities), inventory and other personal property, fixtures, intellectual property, as well as certain fee and leasehold interests, and the proceeds thereof of ATC and its Restricted Subsidiaries.

ITEM 3. LEGAL PROCEEDINGS.

  ATC is involved in legal proceedings that arise in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management, after consultation with counsel, does not expect any pending matters to have a material adverse effect on ATC's financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the security holders of ATC in the fourth quarter of 1998.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Price Data

  On February 27, 1998, the Class A common stock commenced trading on a "when-issued" basis on the inter-dealer bulletin board of the over-the-counter market. The Class A common stock commenced trading under the symbol AMT on the New York Stock Exchange (NYSE) on June 5, 1998 (the day after ATC separated from

American Radio). The following table presents trading information for the Class A common stock for the periods indicated, in such "when issued" market or, since June 5, 1998, on the NYSE.

   1998                                                          High     Low
   ----                                                         ------- -------
   Quarter Ended March 31 (commencing February 27, 1998)....... $ 20.25 $ 15.50
   Quarter Ended June 30.......................................  26.125   18.75
   Quarter Ended September 30..................................  28.625  14.375
   Quarter Ended December 31...................................  29.625   13.25

  As of March 15, 1999, there were 394 record holders of the Class A common stock, 75 record holders of the Class B common stock and one record holder of the Class C common stock.

  ATC has not paid a dividend on any class of common stock and anticipates that it will retain future earnings, if any, to fund the development and growth of its business. It does not anticipate paying cash dividends on shares of common stock in the foreseeable future. In addition, substantially all of ATC's subsidiaries are restricted under the Credit Facilities from paying dividends or making distributions and repurchasing, redeeming or otherwise acquiring any shares of common stock. Since ATC has no significant assets other than its ownership of various subsidiaries, substantially all of which are so restricted, its ability to pay cash dividends in the foreseeable future is restricted. The Credit Facilities also restrict the payment of cash dividends by ATC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities.

  Pursuant to the American Tower Systems Corporation Stock Purchase Agreement, dated as of January 8, 1998, by and among ATC and the Purchasers thereto, ATC consummated an equity financing involving the issuance of an aggregate of 1,350,050 shares of Class A common stock, 4,649,950 shares of Class B common stock and 2,000,000 shares of Class C common stock, each at $10.00 per share, in exchange for $30.6 million in cash and $49.4 million of notes secured by common stock of American Radio having a market value of not less than 175% of the principal amount and accrued and unpaid interest on such notes.

  Pursuant to the Agreement and Plan of Merger, dated as of November 21, 1997, as amended, by and among ATC, American Tower Systems, Inc., a Delaware corporation (now known as American Towers, Inc., "ATI"), Gearon & Co., Inc., a Georgia corporation ("Gearon") and J. Michael Gearon, Jr., pursuant to which Gearon was merged with and into ATI, with ATI as the surviving corporation, in January 1998 ATC issued an aggregate of 5,333,333 shares of Class A common stock and paid approximately $32.0 million in cash or assumed liabilities for an aggregate agreed upon consideration of approximately $80.0 million.

  On June 4, 1998, ATC issued in a private placement to institutional investors 300,000 shares of Series A Pay-In-Kind Preferred Stock, $1,000 liquidation preference per share, ("Interim Preferred Stock") pursuant to the Securities Purchase Agreement, dated as of June 4, 1998, by and among ATC, Credit Suisse First Boston Corporation and each of the purchasers named therein.

  Pursuant to the Agreement and Plan of Merger, dated as of April 14, 1998, by and among ATC, ATI, Intracoastal Broadcasting, Inc. ("Intracoastal") and the stockholders of Intracoastal, pursuant to which Intracoastal was merged with and into ATI, with ATI as the surviving corporation, in June 1998, ATC issued an aggregate of 720,000 shares of Class A common stock.

  Pursuant to the Agreement and Plan of Merger, dated as of October 16, 1998, by and among ATC, ATI and Wauka Communications, Inc. ("Wauka"), pursuant to which Wauka was merged with and into ATI, with ATI as the surviving corporation. In October 1998, ATC issued an aggregate of 1,430,881 shares of Class A common stock as part of the consideration in the merger.

  All of the shares referred to in the foregoing paragraphs were issued by ATC in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

Each holder represented that it was acquiring its shares for investment purposes and not with a view to distribution within the meaning of the Securities Act. The stock certificates issued to all such holders bore restrictive legends. No commission or other remuneration will be paid or given by ATC directly or indirectly in connection with any of the foregoing transactions.

ITEM 6. SELECTED FINANCIAL DATA

  The financial data set forth below has been derived from the audited consolidated financial statements of ATC, certain of which are included in this Annual Report on Form 10-K. The data should be read in conjunction with ATC's audited consolidated financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations". Prior to the ATC Separation on June 4, 1998, ATC operated as a subsidiary of American Radio and not as an independent public company. Therefore, the results of operations and the financial condition shown below for such period may be different from what they might have been had ATC operated as a separate, independent public company. The information is also not necessarily indicative of ATC's future results of operations or financial condition.

                          SELECTED FINANCIAL DATA (1)
                     (In thousands, except per share data)

                               Year Ended December 31,         July 17, 1995
                             -----------------------------        through
                                1998       1997     1996    December 31, 1995(1)
                             ----------  --------  -------  --------------------
Statement of Operations
 Data:
Operating revenues.........  $  103,544  $ 17,508  $ 2,897         $  163
                             ----------  --------  -------         ------
Operating expenses:
  Operating expenses
   excluding depreciation
   and amortization, tower
   separation expenses and
   corporate general and
   administrative
   expenses................      61,751     8,713    1,362             60
  Depreciation and
   amortization............      52,064     6,326      990             57
  Tower separation
   expenses................      12,772
  Corporate general and
   administrative
   expenses................       5,099     1,536      830            230
                             ----------  --------  -------         ------
    Total operating
     expenses..............     131,686    16,575    3,182            347
                             ----------  --------  -------         ------
(Loss) income from
 operations................     (28,142)      933     (285)          (184)
Interest expense...........     (23,229)   (3,040)
Interest income and other,
 net.......................       9,217       251       36
Minority interest in net
 earnings of subsidiaries..        (287)     (193)    (185)
                             ----------  --------  -------         ------
Loss before benefit
 (provision) for income
 taxes and extraordinary
 losses....................     (42,441)   (2,049)    (434)          (184)
Benefit (provision) for
 income taxes..............       4,491       473      (45)            74
                             ----------  --------  -------         ------
Loss before extraordinary
 losses....................  $  (37,950) $ (1,576) $  (479)        $ (110)
                             ==========  ========  =======         ======
Basic and diluted loss per
 common share before
 extraordinary losses(2)...  $    (0.48) $  (0.03) $ (0.00)        $(0.00)
                             ==========  ========  =======         ======
Basic and diluted common
 shares outstanding(2).....      79,786    48,732   48,732         48,732
                             ==========  ========  =======         ======
Other Operating Data:
Tower cash flow(3).........  $   41,793  $  8,795  $ 1,535         $  103
EBITDA(3)..................      36,694     7,259      705           (127)
EBITDA margin..............        35.4%     41.5%    24.3%          (N/A)
After-tax cash flow(3).....      14,114     4,750      511            (53)
Balance Sheet Data:
Cash and cash equivalents..  $  186,175  $  4,596  $ 2,373         $   12
Working capital
 (deficiency), excluding
 current portion of long-
 term debt.................      93,602    (2,208)     663            (40)
Property and equipment,
 net.......................     449,476   117,618   19,710          3,759
Total assets...............   1,502,343   255,357   37,118          3,863
Long-term debt, including
 current portion...........     281,129    90,176    4,535            --
Total stockholders'
 equity....................   1,091,746   153,208   29,728          3,769

--------
(1) American Towers, Inc., a wholly-owned subsidiary of ATC, was organized on July 17, 1995 and American Radio contributed all of the issued and outstanding capital stock of ATI to ATC on September 24, 1996. The timing of acquisitions of communications sites and related businesses and construction of towers, both of which have been numerous during the period, significantly affect year-to-year comparisons. The principal acquisitions made in 1997 and 1998 are described in the Notes to Consolidated Financial Statements.

(2) Basic and diluted loss per share has been computed using the weighted average number of shares outstanding during each period presented. Shares outstanding upon consummation of the ATC Separation are assumed to be outstanding for the entire periods prior to June 4, 1998. Shares issuable upon exercise of options have been excluded from the computations as the effect is anti-dilutive.
(3) We use the term "Tower Cash Flow" to mean operating income before depreciation and amortization, corporate general and administrative expenses and tower separation expenses . "EBITDA" is used by us to mean operating income before depreciation and amortization and tower separation expenses. "After-tax cash flow" means income (loss) before extraordinary items, plus depreciation and amortization, less preferred stock dividends. We do not consider Tower Cash Flow, EBITDA and after-tax cash flow as a substitute for alternative measures of operating results or cash flow from operating activities or as a measure of ATC's profitability or liquidity. Although these measures of performance are not calculated in accordance with generally accepted accounting principles ("GAAP"), we have included them because they are generally used in the communications site industry as a measure of a company's operating performance. More specifically, we believe they can assist in comparing company performances on a consistent basis without regard to depreciation and amortization. The concern is that depreciation and amortization can vary significantly among companies depending on accounting methods, particularly where acquisitions are involved, or non-operating factors such as historical cost bases. We believe Tower Cash Flow is useful because it enables you to compare tower performances before the effect of expenses (corporate general and administrative) that do not relate directly to such performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

  This discussion contains "forward-looking statements", including statements concerning projections, plans, objectives, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. Various factors affect ATC's results and could cause ATC's actual results to differ materially from those expressed in any forward-looking statement. Such factors include:

  .  the outcome of our growth strategy,

  .  future results of operations,

  .  liquidity and capital expenditures,

  .  construction and acquisition activities,

  .  debt levels and the ability to obtain financing and service debt,

  . competitive conditions in the communications site and wireless carrier industries,

  . regulatory developments in the communications site and wireless carrier industries,

  . projected growth of the wireless communications and wireless carrier industries, and

  .  general economic conditions.

  As ATC was a wholly-owned subsidiary of American Radio during the periods presented through June 4, 1998, the consolidated financial statements may not reflect the results of operations or financial position of ATC had it been an independent public company during those periods. Because of ATC's relatively brief operating history and the large number of recent acquisitions, the following discussion will not necessarily reveal all significant developing or continuing trends.

  In June 1998, ATC became an independent public company when its parent, American Radio, distributed all of the ATC common stock held by it to American Radio's securityholders in connection with the ATC

Separation and merged and became a subsidiary of CBS. ATC remains liable to pay CBS amounts relating to American Radio's tax obligations in the ATC Separation. See the Notes to Consolidated Financial Statements.

  ATC was formed in July 1995 to capitalize on the opportunity in the communications site industry. ATC is a leading independent owner and operator of wireless communications towers in the United States. During 1997, its acquisition and construction activity accelerated and ATC acquired or constructed approximately 400 sites (and related site management businesses) and its initial site acquisition and voice, video, data and Internet transmission businesses. During the year ended December 31, 1998, the Company acquired various communications sites and businesses for an aggregate preliminary purchase price of approximately $853.8 million, including the issuance of approximately 36.3 million shares of Class A common stock valued at approximately $382.6 million. Since January 1, 1999, ATC has acquired various communications sites and businesses for an aggregate estimated purchase price of approximately $746.0 million, including the issuance of approximately 20.7 million shares of Class A common stock valued (at the time of the relevant agreement) at approximately $454.8 million.

  Management expects that acquisitions consummated to date will have a material impact on future revenues, expenses and income from operations. In addition, the historical financial information presented below and elsewhere in this Annual Report on Form 10-K does not reflect the impact of the construction program of ATC to any significant extent because most of that activity is of more recent origin and is expected to accelerate substantially during 1999.

Results of Operations

Year Ended December 31, 1998 and 1997 (in thousands)

  As of December 31, 1998, ATC operated approximately 2,300 communications sites, as compared to approximately 700 communications sites as of December 31, 1997. The acquisitions reflected in such growth have significantly affected operations for the year ended December 31, 1998 as compared to the year ended December 31, 1997. See the Notes to Consolidated Financial Statements for a description of the acquisitions consummated in 1998 and 1997.

                                                     Year Ended
                                                    December 31,     Amount of
                                                  -----------------   Increase
                                                    1998     1997    (Decrease)
                                                  --------  -------  ----------
Tower rental and management revenues............. $ 60,505  $13,302   $ 47,203
Services revenues................................   23,315    2,122     21,193
Video, voice, data and Internet transmission
 revenues........................................   19,724    2,084     17,640
                                                  --------  -------   --------
Total operating revenues.........................  103,544   17,508     86,036
                                                  --------  -------   --------
Tower rental and management expenses.............   29,455    6,080     23,375
Services expenses................................   19,479    1,360     18,119
Video, voice, data and Internet transmission
 expenses........................................   12,817    1,273     11,544
                                                  --------  -------   --------
Total operating expenses excluding depreciation
 and amortization, tower separation expenses and
 corporate general and administrative expenses...   61,751    8,713     53,038
                                                  --------  -------   --------
Depreciation and amortization....................   52,064    6,326     45,738
Tower separation expenses........................   12,772      --      12,772
Corporate general and administrative expenses....    5,099    1,536      3,563
Interest expense.................................   23,229    3,040     20,189
Interest income and other, net...................    9,217      251      8,966
Minority interest in net earnings of
 subsidiaries....................................      287      193         94
Income tax benefit...............................    4,491      473      4,018
Extraordinary loss on extinguishment of debt,
 net.............................................    1,382      694        688
Extraordinary loss on redemption of Interim
 Preferred Stock, net............................    7,510      --       7,510
                                                  --------  -------   --------
Net loss......................................... $(46,842) $(2,270)  $(44,572)
                                                  ========  =======   ========
Tower cash flow.................................. $ 41,793  $ 8,795   $ 32,998
                                                  ========  =======   ========
EBITDA........................................... $ 36,694  $ 7,259   $ 29,435
                                                  ========  =======   ========

  As noted above, ATC consummated numerous acquisitions in 1998 and 1997, many of which were of a material size. Except as explained below, substantially all of the increases indicated in the above table were attributable to the impact of these communications sites and related business acquisitions, principally those that occurred in 1998.

  Tower rental and management revenues and expenses for the year ended December 31, 1998 include the effects of numerous tower acquisitions which occurred in 1998 and the impact of a full year of operations for the 1997 acquisitions. Tower rental revenues were also impacted by the effects of the Company's ability to secure renewal options on long-term site leasing contracts and obtain rent escalations.

  Services revenues and expenses for the year ended December 31, 1998 include the operating results of the Gearon site acquisition business (January 1998) and, to a lessor extent, the operating results of two similar businesses (May
1997). For the year ended December 31, 1997, the results included the operating results from a site acquisition business acquired in May 1997.

  Video, voice, data and Internet transmission revenues and expenses for the year ended December 31, 1998 include the operating results of ATC's first business of this type which was acquired in October 1997 and a Washington, D.C. area teleport business acquired in May 1998.

  The increase in depreciation and amortization was primarily attributable to the increase in depreciable and amortizable assets resulting from the 1997 and 1998 acquisitions and, to a lesser extent, construction projects completed in 1998.

  The tower separation expenses relate primarily to one-time financial advisory, legal, accounting and consent solicitation fees and other expenses incurred in connection with the ATC Separation. The Company may incur additional separation expenses, although, such costs are not expected to be material to the Company's results of operations, liquidity or financial position.

  The increase in corporate general and administrative expenses was primarily attributable to the higher personnel costs associated with supporting ATC's greater number of tower properties and growth strategy.

  The increase in interest expense related to higher borrowing levels which were used to finance the 1998 and 1997 acquisitions and, to a lesser extent, the 1998 construction projects.

  The increase in interest income is related to interest earned on invested cash proceeds from ATC's initial underwritten public offering that occurred in July 1998.

  The minority interest in net earnings of subsidiaries represents the elimination of the minority stockholder's earnings of consolidated subsidiaries. The increase is related to increased overall earnings of ATS Needham, LLC, in which ATC held a 50.1% interest until October 1998 at which time it was increased to 80%.

  The effective tax rate for the year ended December 31, 1998 was approximately 11% compared to approximately 23% for the year ended December 31, 1997. The effective tax rate differs from the statutory rate due to the effect of non-deductible items, principally amortization of goodwill, on certain stock acquisitions for which ATC recorded no tax benefit.

  The extraordinary loss on the redemption of the Interim Preferred Stock was incurred, net of an income tax benefit of $5.0 million, as a result of certain commitment, deferred financing and redemption fees associated with the Interim Preferred Stock that was redeemed in July 1998.

  The extraordinary loss on the extinguishment of debt was incurred, net of an income tax benefit of $0.9 million as a result of the write-off of deferred financing fees associated with ATC's previous credit agreements which was refinanced in June 1998.

Year Ended December 31, 1997 and 1996 (in thousands)

  As of December 31, 1997, ATC operated approximately 700 communications sites, as compared to approximately 300 communications sites as of December 31, 1996. See the Notes to Consolidated Financial Statements for a description of the acquisitions consummated in 1997. These transactions have significantly affected operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996.

                                         Year Ended December 31,    Amount of
                                         -------------------------   Increase
                                             1997         1996      (Decrease)
                                         ------------  -----------  ----------
Tower rental and management revenues.... $     13,302  $     2,897   $10,405
Services revenues.......................        2,122                  2,122
Video, voice, data and Internet
 transmission revenues..................        2,084                  2,084
                                         ------------  -----------   -------
Total operating revenues................       17,508        2,897    14,611
                                         ------------  -----------   -------
Tower rental and management expenses....        6,080        1,362     4,718
Services expenses.......................        1,360                  1,360
Video, voice, data and Internet
 transmission expenses..................        1,273                  1,273
                                         ------------  -----------   -------
Total operating expenses excluding
 depreciation and amortization and
 corporate general and administrative
 expenses...............................        8,713        1,362     7,351
                                         ------------  -----------   -------
Depreciation and amortization...........        6,326          990     5,336
Corporate general and administrative
 expenses...............................        1,536          830       706
Interest expense .......................        3,040                  3,040
Interest income and other, net..........          251           36       215
Minority interest in net earnings of
 subsidiaries...........................          193          185         8
Income tax benefit (provision)..........          473          (45)      518
Extraordinary loss......................          694                    694
                                         ------------  -----------   -------
Net loss................................ $     (2,270) $      (479)  $(1,791)
                                         ============  ===========   =======
Tower cash flow......................... $      8,795  $     1,535   $ 7,260
                                         ============  ===========   =======
EBITDA.................................. $      7,259  $       705   $ 6,554
                                         ============  ===========   =======

  As noted above, ATC consummated numerous acquisitions in 1997 and 1996, many of which were of a material size. Except as explained below, substantially all of the increases indicated in the above table were attributable to the impact of these communications sites and related business acquisitions that occurred in 1997.

  The increase in depreciation and amortization was primarily attributable to the increase in depreciable and amortizable assets resulting from the 1997 and 1996 acquisitions and, to a substantially lesser extent, completed construction projects.

  The increase in corporate general and administrative expense was primarily attributable to the higher personnel costs associated with supporting ATC's greater number of tower properties and growth strategy.

  The increase in interest expense relate to higher borrowing levels which were used to finance the 1997 acquisitions and, to a substantially lesser extent, the 1996 acquisitions.

  The minority interest in net earnings of subsidiary represents the elimination of the minority stockholder's earnings of consolidated subsidiaries. The increase is related to increased overall earnings of ATS Needham, LLC, in which ATC held a 50.1% interest.

  The effective tax rate in 1997 was approximately 23%. The effective tax rate is due to the effect of non-deductible items, principally amortization of goodwill, on certain stock acquisitions. In 1996, ATC recorded a tax provision of approximately $45,000 despite a loss before taxes of approximately $434,000. This primarily resulted from non-deductible items, principally amortization of goodwill for which no tax benefit was recorded.

  The extraordinary loss in 1997 of approximately $0.7 million net of tax, represents the write-off of deferred financing fees associated with ATC's loan agreement.

Liquidity and Capital Resources

  ATC's liquidity needs arise from its acquisition-related activities, debt service, working capital and capital expenditures associated principally with its construction program. As of December 31, 1998 the Company maintained approximately $186.2 million in cash and cash equivalents, working capital of approximately $92.0 million, and had approximately $100 million available under its credit facilities. Historically, ATC has met its operational liquidity needs with internally generated funds and has financed the acquisition of tower related properties and its construction program, including related working capital needs, with a combination of capital funds from sales of its equity securities (including sales prior to the ATC Separation to American Radio) and bank borrowings. For the year ended December 31, 1998, cash flows from operating activities were $18.4 million, as compared to $9.9 million of cash flows from operating activities in 1997. The change is primarily attributable to the favorable cash flow generated from consummated acquisitions in 1997 and 1998.

  For the year ended December 31, 1998 cash flows used for investing activities were $350.4 million as compared to $216.8 million for the year ended December 31, 1997. The increase in 1998 is due to an increase in property and equipment expenditures of approximately $105.8 million coupled with the increase in mergers and acquisitions during 1998 of approximately $24.6 million.

  For the year ended December 31, 1998 cash flows provided by financing activities were $513.5 million as compared to $209.1 million for the year ended December 31, 1997. The increase in 1998 is due principally to the impact of borrowings under ATC's credit arrangements, and the sale of common stock pursuant to the Stock Purchase Agreement and the July Offering, offset by the tax payments to CBS, all as discussed below.

  During the year ended December 31, 1998, ATC had capital expenditures of approximately $126.5 million primarily related to construction activities and completed construction on approximately 500 towers during this period. ATC's 1999 business plan calls for construction of between 1,200 and 1,600 towers at a cost of between $216.0 million and $304.0 million (exclusive of broadcast towers). The actual number of towers built may be outside of that range because of more attractive investment opportunities from acquisitions (in which case it could be less) or significant new build to suit projects with wireless service providers (in which case it could be more). Management believes that ATC has sufficient funds available to it to finance current construction plans, pending acquisitions and several additional major acquisitions and/or construction projects. However, in the unlikely event that ATC were to negotiate more than a limited number of such major transactions, it might require additional financing either through incurring additional debt or the sale of securities. Such financing or sale of securities may not be available on favorable terms.

  Management expects that the consummated acquisitions and current and future construction activities will have a material impact on liquidity. Management believes that the acquisition activities, once integrated, will have a favorable impact on liquidity and will offset the initial effects of the funding requirements. Management also believes that the construction activities may initially have an adverse effect on the future liquidity of ATC as newly constructed towers will initially decrease overall liquidity. But, as such sites become fully operational and achieve higher utilization, they should generate cash flow, and in the long-term, increase liquidity.

  Redeemable Common Stock: In June 1998, the Company merged with a company owning a broadcasting tower in the Boston, Massachusetts area and issued 720,000 shares of Class A common stock valued at approximately $18.0 million to close the transaction. In addition, under a put agreement that was consummated in connection with the merger, the sellers have the right to require the Company to purchase, at any time prior to June 5, 1999, any or all shares of Class A common stock received pursuant to consummation of the merger for a purchase price equal to the then current market price. In connection with the July offering described below, the sellers sold 383,750 of the 720,000 shares reducing the Company's overall redemption obligation. Accordingly, the remaining 336,250 shares have been recorded as redeemable Class A common stock in the consolidated financial statements based on the December 31, 1998 fair market value of $29.5625 per share.

  Credit Facilities: In June 1998, ATC and its subsidiaries entered into definitive agreements with respect to new and increased credit arrangements. In connection with repayment of borrowings under the prior credit agreement out of proceeds of borrowings under the new credit agreements, ATC recognized an extraordinary loss of approximately $1.4 million, net of a tax benefit of $0.9 million, during the second quarter of 1998. As of December 31, 1998, ATC had approximately $281.1 million of long-term debt, of which $275.0 million was outstanding in the form of term loans and revolving credit facilities. See Notes to the Consolidated Financial Statements for more information on the credit facilities.

  Debt service requires a substantial portion of ATC's cash flow from operations. Accordingly, ATC's leverage could make it vulnerable to a downturn in the operating performance of its tower properties or in economic conditions. ATC believes that its cash flows from operations will be sufficient to meet its debt service requirements for interest and scheduled payments of principal under the Credit Facilities. If such cash flow were not sufficient to meet such debt service requirements, ATC might sell equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. ATC may not be able to effect any of such transactions on favorable terms. ATC believes that it has sufficient financial resources available to it, including borrowings under its credit facilities, to finance operations for the foreseeable future.

  ATC Separation: As part of the ATC Separation, ATC entered into an agreement with CBS (the "Separation Agreement"). The Separation Agreement requires ATC to reimburse CBS on a "make-whole" (after-tax) basis for the tax liabilities incurred by ARS attributable to the distribution of the common stock owned by ARS to its securityholders and certain related transactions, to the extent that the aggregate amount of taxes required to be paid by ARS exceeded $20.0 million. The amount of that tax liability was dependent on the "fair market value" of the common stock at the time of the consummation of the ATC Separation. ATC received an appraisal from an independent appraisal firm that the "fair market value" of ARS's stock interest in ATC was equal to $17.25 per share. Based on such appraisal, ARS paid estimated taxes of approximately $212.0 million, for which ATC reimbursed CBS. ATC's reimbursement obligation with respect to such taxes would change by approximately $21.0 million for each $1.00 change in the "fair market value" of the Class A common stock under the tax reporting method followed. The average of the high and low trading prices of the Class A common stock in the when-issued over-the-counter market on June 4, 1998 was $20.50. In connection with an inter-corporate taxable transfer of assets entered into in January 1998 by ATC in contemplation of the separation of ATC and ARS, a portion of the tax with respect to which ATC was obligated to indemnify CBS has been incurred. Such transfer resulted in an increase in the tax bases of ATC's assets of approximately $390.0 million. ATC recorded a deferred tax asset of approximately $150.2 million and will have potential depreciation and amortization deductions over the next 15 years.

  The $212.0 million payment did not include all the taxes payable with respect to the shares of Class A common stock deliverable upon conversion of the ARS convertible securities; such taxes will be based on the "fair market value" of the Class A common stock at the time of conversion. As of December 31, 1998, ATC estimates that its reimbursement obligation with respect to taxes on known conversions was approximately $13.5 million, of which $8.5 million has already been paid. ATC estimates that its remaining reimbursement obligation with respect to the taxes on convertible securities that had not then been converted would be approximately $19.1 million under the tax reporting method followed based on an estimated fair market value of Class A common stock of $28.75 per share. ATC's obligation for such conversions would change by approximately $1.1 million for each $1.00 change in fair market value.

  The Separation Agreement also provided for closing balance sheet adjustments based on the working capital, as defined, and debt levels of ARS as of June 4, 1998. In February 1999, ATC paid CBS $50.0 million in settlement of all amounts due with respect to such adjustments, including interest. Such liability was accrued in the Company's December 31, 1998 consolidated financial statements. ATC also agreed to indemnify CBS and ARS with respect to certain tax matters affecting ARS prior to the ATC Separation.

  ATC Preferred Stock Offering: On June 4, 1998, ATC issued $300.0 million of Interim Preferred Stock and used the proceeds to fund its tax reimbursement obligation to CBS, to pay the commitment and other fees and expenses of the issue and sale of such stock and to reduce bank borrowings. As discussed below, ATC redeemed the Interim Preferred Stock on July 9, 1998. As a result, American Tower incurred an extraordinary loss of approximately $7.5 million, net of a tax benefit of $5.0 million, during the third quarter of 1998 representing the write-off of certain commitment, deferred financing and redemption fees.

  July Offering: On July 8, 1998, American Tower completed a public offering (the "July Offering"') of 27,861,987 shares of Class A common stock, $.01 par value per share (including 2,361,987 shares sold by American Tower pursuant to the exercise in full of the underwriters' over-allotment option) at $23.50 per share. Certain selling stockholders sold an additional 3,874,911 shares in the offering. American Tower's net proceeds of the offering (after deduction of the underwriting discount and estimated offering expenses) were approximately $625.0 million. American Tower used approximately $306.1 million of the net proceeds from the offering to redeem all of the outstanding shares of the Interim Preferred Stock at a price of 101% of the stock's liquidation preference plus accrued and unpaid dividends. ATC invested the balance in short-term investment grade securities. ATC will continue to use such investments together with borrowings under the Credit Facilities to fund acquisitions and construction activities.

  February Offering: On February 9, 1999, American Tower completed a public offering (the "February Offering") of 25,700,000 shares of Class A common stock, $.01 par value per share (including 1,700,000 shares sold by American Tower pursuant to the exercise in full of the underwriters' over-allotment option) at $25.00 per share. Certain selling stockholders sold an additional 1,300,000 shares in the offering. American Tower's net proceeds of the offering (after deduction of the underwriting discount and estimated offering expenses) were approximately $619.3 million. American Tower invested the proceeds in short-term investment grade securities. ATC will continue to use such investments together with borrowings under its credit facilities to fund acquisitions and construction activities.

  February Private Placement: On February 9, 1999, American Tower consummated the sale (the "February Private Placement") of 500,000 shares of Class A common stock to Credit Suisse First Boston Corporation at $26.31 per share, the closing price of the Class A common stock on the NYSE on February 4, 1999, the date the stock purchase agreement was executed. In connection with such sale, Credit Suisse First Boston Corporation was granted certain registration rights. American Tower invested the proceeds of approximately $13.2 million in short-term investment grade securities. ATC will continue to use such investments together with borrowings under the Credit Facilities to fund acquisitions and construction activities.

Year 2000

  The Company is aware of the issues associated with the year 2000 as it relates to information systems and is working to resolve any potential impact to the Company's operations. The year 2000 issue results from the fact that many computer programs use only two digits to identify a year in the date field. These programs were designed and developed without consideration of the impact of the upcoming change in century. If not corrected, companies could have computer applications that fail or produce erroneous results at or before the year 2000.

  In December 1998, ATC engaged outside consultants to help it conduct an extensive review and implement a comprehensive plan to reduce the probability of operational difficulties due to year 2000 issues. The comprehensive plan consists of the following phases: (1) awareness phase-- identification of the problem and designing a structure to support the year 2000 efforts; (2) definition of critical processes and systems--a process to identify those activities critical to the Company and focus the efforts of year 2000 activities; (3) assessment phase--inventory the Company's systems, software and equipment, assessing whether they are year 2000 compliant, prioritizing those systems, software and equipment not compliant and developing action plans for remediation and or replacement of non-compliant systems, software and equipment; (4) renovation phase--converting, replacing or retiring non-compliant systems, software and equipment; (5) validation phase--testing converted or replaced systems; (6) implementation phase--place converted or replaced systems into operations; and (7) contingency planning phase--building a backup plan to be used in the event that the renovation plan cannot be accomplished. This phase will also include planning for year 2000 induced information systems failures on core business processes. The Company's plan considers both its primary information systems (financial systems software, network software and equipment, personal computers, etc.) and other technology and software dependent upon embedded systems (tower equipment, telephone systems, security systems, etc.)

  The Company has completed phases 1 and 2 and is in the process of completing the assessment phase (phase 3) for both its primary information systems and its other systems and equipment with embedded software. The assessment phase is expected to be completed in April 1999. Completion of all phases of the Company's year 2000 plan is expected in the third quarter of 1999.

  The Company did not incur significant costs in 1998 related to developing and implementing its year 2000 comprehensive plan. The remaining costs necessary to complete full implementation of the plan, including the validation and implementation phases, is estimated to be between $0.5 million and $1.5 million.

  Although there can be no assurance that the Company will successfully complete implementation of its year 2000 comprehensive plan, the project is currently progressing in accordance with timetables established by the Company. Although failure to complete implementation on a timely basis may have material adverse financial and operational impacts on the Company, the Company believes such failure is not reasonably likely. The possible effects of unsuccessful implementation of the comprehensive plan include the following: (i) an inability to process transactions, (ii) a temporary inability to order supplies or materials, (iii) a temporary inability to timely process orders and billings, and (iv) a temporary inability to deliver quality products and services to customers.

  The Company's business is dependent upon the systems of various third parties. With regard to these vendors, the Company is in the process of assessing their year 2000 readiness based upon communications with each such vendor. The assessment is expected to be ongoing. The Company believes that a material financial or business risk could occur if the financial institutions serving the Company or the Company's utility providers have year 2000 induced failures.

  The Company believes that its most reasonably likely worst case result relating to year 2000 would be the failure of certain of its systems with embedded software, or failure of third party systems on which the Company's systems rely. Failure of systems or equipment with embedded software within the Company's VVDI segment could result in temporary disruption to that aspect of the Company's operations. Although there can be no assurance that these failures would not have an adverse effect on the Company's business, the Company believes the effect of such failure would not be material to its business. If the VVDI operations were inoperable for a one week period due to year 2000 failures, the estimated lost revenue would be approximately $0.4 million.

  Within its TRM business segment, computer-controlled devices, such as those found in automatic monitoring and control systems used for antenna structure lighting, are vulnerable to year 2000 related malfunctions and may fail, which would create a hazard to air navigation. Tower owners, such as ATC, are responsible for tower lighting in compliance with FCC and FAA requirements and ATC intends to take the necessary steps to address the year 2000 problems, however, ATC may not be entirely successful.

  Currently there are no contingency plans for the potential problems noted above with the third party vendors, embedded software and lighting systems, however, ATC has implemented a contingency planning phase as part of its year 2000 plan. The contingency planning phase is estimated to be completed in June 1999.

Recent Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) will depend on the entity's intended use of the derivative and its resulting designation (as defined in the Statement). FAS No. 133 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. ATC is currently in the process of evaluating the impact FAS No. 133 will have on the Company and its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company is exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. ATC attempts to reduce these risks by utilizing derivative financial instruments, namely interest rate caps and swaps, pursuant to Company policies. All derivative financial instruments are for purposes other than trading.

  The following table provides information as of December 31, 1998, about the Company's market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate caps and swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates.

   Principal Payments (In Thousands) and Interest Rate Detail by Contractual
                                Maturity Dates

                                      December 31,
                         -------------------------------------------------
                                                                                                     Fair
Long-Term Debt            1999       2000       2001       2002     2003      Thereafter  Total     Value
--------------           -------    -------    -------    -------  -------    ---------- --------  --------
Principal Amount(a).....                       $10,500    $17,125  $20,250     $227,125  $275,000  $275,000
Average Interest
 Rate(b)................                            VR%        VR%      VR%          VR%       VR%

  Aggregate Notional Principal Amounts Associated with Interest Rate Caps and
    Swaps in Place During the Year and Interest Rate Detail by Contractual
                         Maturity Dates (In thousands)

Interest Rate CAPS
------------------
Notional Amount......... $73,860(e) $66,860(f)
Weighted-Average Fixed
 Rate(c)................    8.79%      8.82%
Interest Rate SWAPs
-------------------
Notional Amount......... $24,890    $24,890    $24,890(d) $17,550  $17,550(g)                         $(369)
Weighted-Average Fixed
 Rate(c)................    6.04%      6.04%      6.04%       5.9%     5.9%

--------
(a) Long-term debt consists of the Company's Credit Facilities (see the Notes to the Consolidated Financial Statements), which provide for total available credit of $925.0 million. Interest on the Credit Facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly, and accrues, at the Company's option, either at the LIBOR plus margin (as defined) or the Base Rate plus margin (as defined). The interest rate in effect at December 31, 1998 for the Company's term loan and the Borrower Subsidiaries term loan and revolving credit facility was 8.71% and 7.30%, respectively. For the year ended December 31, 1998, 1997 and 1996, the weighted average interest rate of the Credit Facilities was 7.7%, 7.4% and 8.75%, respectively.
(b) Variable Rate (VR) based on LIBOR or Base Rate plus margin as defined in the Credit Facilities Agreement.
(c) Represents the weighted-average-fixed rate of interest based on contract notional amount as a percentage of total notional amounts in a given year.
(d) Includes notional amount of $7,340 which will expire in January 2001.

(e) Includes notional amount of $7,000 which will expire in November 1999.
(f) Includes notional amounts of $21,500, $23,750 and $21,610 which will expire in January, April and July, 2000, respectively.
(g) Includes notional amount of $17,550 which will expire in June 2003.

  American Tower maintains a portion of its cash and cash equivalents in short-term financial instruments which are subject to interest rate risks. Due to the relatively short duration of such instruments and the Company's expectation that such investments will not be significant on an ongoing basis, fluctuations in interest rates with respect to such investments should not materially affect ATC's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not Applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth certain information concerning the executive officers and directors of ATC:

   Name                   Age                           Position
   ----                   ---                           --------
Steven B. Dodge(1)......   53 Chairman of the Board, President and Chief Executive Officer
Alan L. Box.............   47 Executive Vice President and Director
Arnold L.
 Chavkin(1)(2)(3).......   47 Director
James S. Eisenstein.....   40 Executive Vice President--Corporate Development
Dean H. Eisner..........   41 Director
Jack D. Furst...........   40 Director
J. Michael Gearon, Jr...   34 Executive Vice President and Director
Fred R. Lummis..........   45 Director
Randall Mays(2).........   33 Director
Steven J. Moskowitz.....   35 Executive Vice President--Marketing
Thomas H. Stoner(1)(3)..   64 Director
Douglas Wiest...........   46 Chief Operating Officer
Maggie Wilderotter(3)...   44 Director
Joseph L. Winn..........   47 Treasurer and Chief Financial Officer

--------
(1) Member of the Executive Committee; Mr. Stoner is the Chairman of the Executive Committee.
(2) Member of the Audit Committee; Mr. Mays is the Chairman of the Audit Committee.
(3) Member of the Compensation Committee; Mr. Stoner is the Chairman of the Compensation Committee.

  Two independent directors will be elected annually, commencing in 1999, by the holders of Class A common stock, voting as a separate class. All directors hold office until the annual meeting of the stockholders of ATC next following their election or until their successors are elected and qualified. Each executive officer is appointed annually and serves at the discretion of the ATC Board of Directors (the "ATC Board").

  Steven B. Dodge is the Chairman of the Board, President and Chief Executive Officer of ATC. Mr. Dodge was also the Chairman of the Board, President and Chief Executive Officer of American Radio, a position he occupied since its founding on November 1, 1993 until consummation of the ATC Separation. Mr. Dodge was the founder in 1988 of Atlantic Radio, L.P. ("Atlantic") which was one of the predecessor entities of American Radio. Prior to forming Atlantic, Mr. Dodge served as Chairman and Chief Executive Officer of American Cablesystems Corporation ("American Cablesystems"), a cable television company he founded in 1978 and operated as a privately-held company until 1986 when it completed a public offering in which its stock was priced at $14.50 per share. American Cablesystems was merged into Continental Cablevision, Inc. in 1988 in a transaction valued at more than $750.0 million, or $46.50 per share. The initial public offering of American Radio Class A common stock occurred in June 1995 at a price of $16.50 per share. Upon consummation of the ATC Separation, each share of American Radio Class A common stock was exchanged into $44.00 and one share of Class A common stock. Mr. Dodge also serves as a director of PageMart Wireless, Inc.

  Alan L. Box is an Executive Vice President and a director of ATC. Mr. Box served as Chief Operating Officer of ATC from June 1997 to March 1998, at which time he assumed his present role as the Executive Vice President responsible for the video, voice, data and Internet transmission business of ATC. Mr. Box also was an Executive Vice President and a director of American Radio from April 1997, when EZ Communications, Inc. ("EZ") merged into American Radio (the "EZ Merger"), until consummation of the ATC Separation. Prior to the EZ Merger, Mr. Box was employed by EZ, starting in 1974, as the General Manager of EZ's Washington, D.C. area radio station. He became Executive Vice President and General Manager and a director of EZ in 1979, President of EZ in 1985 and Chief Executive Officer of EZ in 1995. He serves as a director of George Mason Bankshares, Inc. and George Mason Bank.

  Arnold L. Chavkin is a member of the Executive Committee, the Audit Committee and the Compensation Committee of the ATC Board. Mr. Chavkin was the Chairman of the Audit Committee of the Board of American Radio from its founding until consummation of the ATC Separation and of the Audit Committee of ATC from November 1997 until November 1998. Mr. Chavkin is a general partner of Chase Capital Partners ("CCP"), which is a general partner of Chase Equity Associates, L.P. ("CEA"), a stockholder of ATC, and a former principal stockholder of American Radio and of Multi Market Communications, Inc., one of the predecessors of American Radio. Mr. Chavkin has been a General Partner of CCP and CVP since January 1992 and has served as the President of Chemical Investments, Inc. since March 1991. Chase Manhattan Capital, L.P. ("Chase Capital"), which is an affiliate of CEA, owned approximately 18.1% of Old ATC; The Chase Manhattan Bank ("Chase"), which is also an affiliate of Chase Capital, is a lender under the Credit Facilities for the Borrower Subsidiaries with a 5.2% participation. Mr. Chavkin is also a director of R&B Falcon Drilling Corporation, Wireless One, Inc. and Patina Oil & Gas Corporation. Prior to joining Chemical Investments, Inc., Mr. Chavkin was a specialist in investment and merchant banking at Chemical Bank for six years.

  James S. Eisenstein is the Executive Vice President--Corporate Development of ATC. Mr. Eisenstein has overall responsibility for seeking out acquisition and development opportunities for ATC. Mr. Eisenstein helped form ATC in the summer of 1995. From 1990 to 1995, he was Chief Operating Officer for Amaturo Group Ltd., a broadcast company operating 11 radio stations and four broadcasting towers, several of which were purchased by American Radio. Mr. Eisenstein serves on the Board of Directors of the Personal Communications Industry Association, the leading international trade association representing the wireless communications industry. He has extensive experience in structuring acquisitions and the operation and management of broadcasting and tower businesses.

  Dean H. Eisner, a director of ATC, has since May 1995 served as Vice President, Business Development and Planning of Cox Enterprises, Inc., an affiliate of Cox Telecom Towers, Inc., the former principal member of TeleCom Towers, L.L.C. ("TeleCom"). Prior to that he served as Treasurer of Cox Enterprises, Inc. starting in January 1993, and Managing Director, International Development, starting in February 1992.

  Jack D. Furst, a director of ATC, was Chairman of OmniAmerica Inc. and, since 1989, has been a Partner of Hicks, Muse, Tate & Furst, Incorporated, an affiliate of OmniAmerica Inc.'s former principal stockholder ("Hicks, Muse"). Mr. Furst currently serves as a Director of Cooperative Computing, Inc., Hedstrom Corp., International Wire Holding Company, Viasystems, Inc., Home Interiors & Gifts, Inc. and Triton Energy Limited.

  J. Michael Gearon, Jr. was the principal stockholder and Chief Executive Officer of Gearon, a position he has held since September 1991. As a condition to consummation of the Gearon Transaction, Mr. Gearon was elected a director of ATC and President of Gearon Communications, the division of ATC which operates its site acquisition business.

  Fred R. Lummis, a member of the Audit Committee of the ATC Board, has served as Chairman, President and Chief Executive Officer of Advantage Outdoor Company, L.P. since the consummation of the merger with American Tower Corporation, an unaffiliated company that was merged with ATC in June 1998 ("Old ATC") and served as Chairman, Chief Executive Officer and President of Old ATC from the time of its organization in October 1994 until June 1998. Mr. Lummis has been the President of Summit Capital, a private investment firm, since June 1990. Mr. Lummis currently serves on the board of several private companies and is a trustee of the Baylor College of Medicine.

  Randall Mays, Chairman of the Audit Committee of the ATC Board, has served as Chief Financial Officer and Executive Vice President of Clear Channel since February 1997, prior to which he had served as a Vice President and Treasurer since joining Clear Channel in 1993. Prior to joining Clear Channel, he was an associate at Goldman, Sachs & Co. Clear Channel was a principal stockholder of Old ATC with a 31.3% interest.

  Steven J. Moskowitz is the Executive Vice President--Marketing and General Manager of the Northeast Region of ATC. Mr. Moskowitz joined ATC in January 1998, initially as a Vice President and General Manager of the Northeast Region, and assumed his current position in March 1999. From 1989 until December 1997, Mr. Moskowitz served as a Vice President of The Katz Media Group, the largest broadcast media representation firm in the U.S.

  Thomas H. Stoner is the Chairman of the Executive Committee and the Compensation Committee of the ATC Board. Mr. Stoner was the Chairman of the Executive Committee and the Compensation Committee of the Board of American Radio since its founding until consummation of the ATC Separation. Mr. Stoner founded Stoner Broadcasting Systems, Inc. ("Stoner") in 1965. Stoner, which was one of the predecessors of American Radio, operated radio stations for over 25 years in large, medium and small markets. Mr. Stoner is a director of Gaylord Container Corporation and a trustee of the Chesapeake Bay Foundation.

  Douglas Wiest is the Chief Operating Officer of ATC. Mr. Wiest joined ATC in February 1998, initially as the Chief Operating Officer of Gearon Communications, and assumed his current position in March 1998. Prior to joining ATC, Mr. Wiest was Regional Vice President of Engineering and Operations for Nextel's southern region. Prior to joining Nextel in 1993, Mr. Wiest was employed by McCaw Communications where he was engaged in network systems development for approximately three years and by Pacific Telesis where he was engaged in strategic planning and operations for approximately eight years.

  Maggie Wilderotter is a member of the Compensation Committee of the ATC Board. Ms. Wilderotter is the President and Chief Executive Officer of Wink Communications ("Wink"), a California company that develops technology for adding simple interactivity and graphics to mass-market consumer electronic products. Before joining Wink, Ms. Wilderotter was the Executive Vice President of National Operations for AT&T Wireless Services, Inc., and Chief Executive Officer of AT&T's Aviation Communications Division. Ms. Wilderotter has also served as Senior Vice President of McCaw Cellular Communications, Inc. and Regional President of its California, Arizona, New Mexico, Nevada and Hawaii Region. Prior to her work in the wireless industry, Ms. Wilderotter spent 12 years with U.S. Computer Services, Inc./Cable Data, as Senior Vice President and General Manager. In 1989 she was the recipient of the National Cable Television Association's Vanguard Award and the Top Women in Cable & Telecommunications award. Ms. Wilderotter serves on the boards of Airborne Express, Electric Lightwave, Inc., Gaylord Entertainment, Jacor Communications and the California Cable Television Association.

  Joseph L. Winn is the Chief Financial Officer and Treasurer of ATC. Mr. Winn was also Treasurer, Chief Financial Officer and a director of American Radio since its founding until consummation of the ATC Separation. In addition to serving as Chief Financial Officer of American Radio, Mr. Winn was Co-Chief Operating Officer responsible for Boston operations until May 1994. Mr. Winn served as Chief Financial Officer and a director of the general partner of Atlantic after its organization. He also served as Executive Vice President of the general partner of Atlantic from its organization until June 1992, and as its President from June 1992 until the organization of American Radio. Prior to joining Atlantic, Mr. Winn served as Senior Vice President and Corporate Controller of American Cablesystems after joining that company in 1983.

ITEM 11. EXECUTIVE COMPENSATION.

  All of the executive officers of ATC listed below (other than Messrs. Eisenstein, Gearon and Wiest) were employees of American Radio (or, in the case of Mr. Box, of EZ prior to the EZ Merger) since the organization of ATC in 1995 until the ATC Separation. During that period the highest paid executive officers, other than Mr. Dodge, who are employees of ATC, were Messrs. Box, Eisenstein, Gearon, Wiest and Winn. The compensation of each of those individuals (other than Messrs. Eisenstein, Gearon and Wiest) was principally for acting as an executive officer of American Radio (or, in the case of Mr. Box, EZ prior to the EZ Merger) and, accordingly, information provided with respect to their executive compensation represents compensation paid by American Radio (with the exception of Messrs. Eisenstein, Gearon and Wiest).

                          Summary Compensation Table

                                                                         Long-Term
                                 Annual Compensation                    Compensation
                          --------------------------------------------- ------------
                                                                           Shares
   Name and Principal                                      Other Annual  Underlying       All Other
        Position          Year  Salary              Bonus  Compensation  Options(7)      Compensation
   ------------------     ---- --------            ------- ------------ ------------     ------------
Steven B. Dodge(1)(2)...  1996 $297,250(/3/)       $50,000      --          40,000         $ 4,910(/9/)
 Chairman of the Board,   1997 $502,338(/3/)            --      --         100,000         $ 1,716(/9/)
 President and Chief
 Executive                1998 $370,349(/5/)            --      --       3,300,000         $ 5,946(/9/)
 Officer

Douglas Wiest(2)........  1998 $211,007(/5/)            --      --         365,001         $ 4,576(/10/)
 Chief Operating Officer

J. Michael Gearon,
 Jr.(2).................  1998 $176,135(/5/)            --      --         334,451         $   346(/11/)
 Executive Vice
 President

Joseph L. Winn(1)(2)....  1996 $257,250(/3/)        42,500      --          20,000         $11,456(/9/)
 Treasurer and Chief
 Financial                1997 $352,329(/3/)        40,000      --          35,000         $12,876(/9/)
 Officer                  1998 $298,779(/4/)            --      --         610,000         $13,210(/9/)

James S. Eisenstein(2)..  1996 $169,250(/5/)        19,000      --         273,119(/8/)    $ 8,669(/9/)
 Executive Vice
 President--              1997 $212,367(/5/)            --      --         27,3100(/8/)    $12,656(/9/)
 Corporate Development    1998 $204,850(/5/)(/13/)  50,000      --         150,000         $13,295(/9/)

Alan L. Box(1)(2).......  1997 $264,400(/6/)            --      --         100,000         $ 1,216(/12/)
 Executive Vice
 President                1998 $105,417(/5/)            --      --         225,000         $   174(/11/)

--------
 (1) Represents both annual and long-term compensation paid by American Radio and American Tower.
 (2) The Compensation Committee of ATC approved annual base salaries for 1998 for Mr. Dodge, and each of its other five executive officers, at the following rates: Mr. Dodge: $250,000; Mr. Box: $50,000; Mr. Eisenstein $200,000; Mr. Gearon: $200,000; Mr. Wiest: $225,000; and Mr. Winn:
      $225,000. Such salaries commenced (in the case of Messrs. Dodge, Winn and Eisenstein) with the consummation of the ATC Separation on June 4, 1998, prior to which time such individuals (other than Mr. Eisenstein) were paid by American Radio at their then present compensation rates.
 (3)  Includes American Radio's matching 401(k) plan contributions.
 (4) Includes American Radio and American Tower matching 401(k) plan contributions.
 (5)  Includes American Tower matching 401(k) plan contributions.
 (6)  Includes $87,500 paid by ATC commencing October 1, 1997.
 (7) Except in the case of Mr. Eisenstein, represents for the years 1996 and 1997 options to purchase American Radio common stock granted by American Radio; such options, to the extent they were unexercised at the time of the ATC Separation, were exchanged for options to purchase shares of common stock on the basis and for the numbers shown under "--Stock Option Information" below. In the case of Mr. Eisenstein, does not include options granted in 1996 to purchase 40,000 shares of ARS common stock by American Radio that were similarly exchanged.

 (8) Represents options issued in exchange for options to purchase shares of ATI granted pursuant to the ATI plan that were exchanged as part of the ATC Separation for options to purchase shares of Class A common stock. See Note (7) above for information with respect to options to purchase ARS common stock that are not reflected in Mr. Eisenstein's 1996 numbers.
 (9) Includes group term life insurance, automobile lease and parking expenses paid by American Radio and American Tower.
(10) Includes group term insurance and automobile expense paid by American
     Tower.
(11)  Includes group term life insurance paid by American Tower.
(12)  Includes group term life insurance paid by American Radio.
(13) Mr. Eisenstein also received a $1,022,366 demand loan in August 1998. In December 1998, Mr. Eisenstein repaid $700,000, and as of December 31, 1998, such loan bore interest at a fixed rate and remained outstanding in the principal amount of $322,366.

Director Compensation

  The independent directors of ATC have received options to purchase 50,000 shares of Class A common stock, which are exercisable in 20% cumulative annual increments commencing one year from the date of grant and expire at the end of ten years. The outside directors also receive $2,500 for attending each board meeting, $1,000 for each committee on which he or she serves, and $3,000 for each committee on which he or she serves as chairperson.

Stock Option Information

  Effective November 5, 1997, ATC instituted the 1997 Stock Option Plan, as amended and restated (the "Plan"), which is administered by the Compensation Committee of the ATC Board. The Plan was designed to encourage directors, consultants and key employees of American Tower and its subsidiaries to continue their association with ATC by providing opportunities for such persons to participate in the ownership of ATC and in its future growth through the granting of stock options, which may be options designed to qualify as incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options not intended to qualify for any special tax treatment under the Code ("NQOs"). The Plan provides that ATC may not grant options to purchase more than 5,000,000 shares per year per participant.

  The duration of the ISOs and NQOs granted under the Plan may be specified by the Compensation Committee pursuant to each respective option agreement, but in no event shall any such option be exercisable after the expiration of ten
(10) years after the date of grant. In the case of any employee who owns (or is considered under Section 424(d) of the Code as owning) stock possessing more than ten percent of the total combined voting power of all classes of stock of ATC, no ISO shall be exercisable after the expiration of five (5) years from the date such option is granted. The option pool under the Plan consists of an aggregate of 15,000,000 shares of common stock that may consist of shares of Class A common stock, shares of Class B common stock or some combination thereof. The Plan was amended in June 1998 to provide that all future grants of options under the Plan must be to purchase shares of Class A common stock. The Plan includes options that were converted from the stock option plan of ATI. In July 1996, ATI adopted a stock option plan and, pursuant thereto, options were granted to various officers of ATI. In connection with the ATC Separation, those options to purchase the common stock of ATI were converted into options to acquire shares of Class A common stock under the Plan.

  In addition to the 15,000,000 shares authorized under the Plan, options to purchase an aggregate of 2,168,466 shares of common stock were outstanding as of December 31, 1998 outside of the Plan. These options are the result of the exchange of certain American Radio options that occurred pursuant to the ATC Separation and the assumption of certain options that occurred pursuant to the merger with Old ATC. Each unexercised option to purchase shares of American Radio common stock held by persons who became directors or employees of ATC were exchanged for ATC options. The American Radio options were exchanged in a manner that preserved the spread in such American Radio options between the option exercise price and the fair market value of American Radio common stock and the ratio of the spread to the exercise price prior to such conversion and, to the extent applicable, otherwise in conformity with the rules under Section 424(a) of the Code and the regulations promulgated thereunder.

  During the year ended December 31, 1998 the only options granted pursuant to the Plan to the individuals referred to in "--Executive Compensation" above were as shown below. All such options (other than that for 1,700,000 shares of Class B common stock granted to Mr. Dodge) are to purchase shares of Class A common stock.

                             Option Grants in 1998
                               Individual Grants

                                     Percent of
                                       Total                         Potential Realizable
                          Number of   Options                        Value at Annual Rates
                          Shares of  Granted to Exercise              of Appreciation for
                          Underlying Employees   Price                 Option Terms (b)
                           Options   in Fiscal    per    Expiration -----------------------
          Name             Granted    Year(a)    Share      Date        5%          10%
          ----            ---------- ---------- -------- ---------- ----------- -----------
Steven B. Dodge.........  1,700,000     20.3    $ 10.00     1/7/08  $10,691,209 $27,093,622
                          1,300,000     15.5     21.125    6/21/08   17,275,107  43,778,512
                            300,000      3.6      23.75   12/01/08    4,480,874  11,355,415
Douglas Wiest...........    240,001      2.9      13.00    1/21/08    1,962,159   4,972,497
                            125,000      1.5      23.75   12/01/08    1,867,031   4,731,423
J. Michael Gearon, Jr...    234,451      2.8      13.00    1/21/08    1,916,785   4,857,509
                            100,000      1.2      23.75   12/01/08    1,493,625   3,785,138
Joseph L. Winn..........    275,000      3.3      10.00     1/7/08    1,729,460   4,382,792
                            210,000      2.5     21.125    6/21/08    2,790,594   7,071,913
                            125,000      1.5      23.75   12/01/08    1,867,031   4,731,423
Alan L. Box.............    120,000      1.4      10.00     1/7/08      754,674   1,912,490
                             80,000      1.0     21.125    6/21/08    1,063,083   2,694,062
                             25,000      0.3      23.75   12/01/08      373,406     946,285
James S. Eisenstein.....     28,000      0.3      10.00     1/7/08      176,090     446,248
                             22,000      0.3     21.125    6/21/08      292,348     740,867
                            100,000      1.2      23.75   12/01/08    1,493,625   3,785,138

--------
(a) The total number of options granted to employees of ATC during 1998 pursuant to the Plan was 8,371,700.
(b) The potential realizable value at assumed annual rates of stock price appreciation for the option term of 5% and 10% would be $16.29 and $25.94 respectively, with respect to the $10.00 per share options, $34.42 and $54.81, respectively, with respect to the $21.125 per share options and $21.18 and $33.72 respectively, with respect to the $13.00 per share options and $38.69 and $61.60, respectively, with respect to the $23.75 per share option. A 5% and 10% per year appreciation in stock price from $10.00 per share yields appreciation of $6.29 per share and $15.94 per share, respectively. A 5% and 10% per year appreciation in stock price from $21.125 per share yields appreciation of $13.29 per share and $33.68 per share, respectively. A 5% and 10% per year appreciation in stock price from $13.00 per share yields appreciation of $8.18 per share and $20.72 per share, respectively. A 5% and 10% per year appreciation in stock price from $23.75 per share yields appreciation of $14.94 per share and $37.85 per share, respectively. The actual value realized, if any, will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the amounts reflected in this table.

  The unexercised options granted pursuant to the Plan (or outstanding with respect to options granted under the American Radio plan or the ATI plan) to the individuals referred to in "--Executive Compensation" were as follows:

                                    Number of           Value of Unexercised
                             Unexercised Options at    In-the-Money Options at
                                December 31, 1998        December 31, 1998(a)
                            ------------------------- -------------------------
           Name             Exercisable Unexercisable Exercisable Unexercisable
           ----             ----------- ------------- ----------- -------------
Steven B. Dodge............   484,816     3,716,441   $12,248,812  $55,097,654
Douglas Wiest..............         0       365,001             0    4,700,667
J. Michael Gearon, Jr......         0       334,451             0    4,463,509
Joseph L. Winn.............    95,883       740,526     2,371,611   10,613,051
Alan L. Box................    62,156       473,622     1,292,223    8,335,701
James S. Eisenstein........   243,922       330,819     6,010,720    5,759,475

--------
(a) Based on the closing price of the Class A common stock on the NYSE on December 31, 1998 of $29.56 per share.

  All employees of American Radio who became employees of ATC (which includes, among others, Messrs. Box, Dodge, Eisenstein and Winn) who held options to purchase American Radio common stock (including Mr. Box: 100,000 shares; Mr.
Dodge: 290,000 shares; Mr. Eisenstein: 40,000 shares; and Mr. Winn: 280,000 shares) were given the opportunity to convert their American Radio options into ATC options. Such conversion was effectuated upon consummation of the ATC Separation in a manner designed to preserve the spread in such American Radio options between the option exercise price and the fair market value of American Radio common stock and the ratio of the spread to the exercise price prior to such conversion and, to the extent applicable, otherwise in conformity with the rules under Section 424(a) of the Code and the regulations promulgated thereunder. Messrs. Box, Dodge, Eisenstein and Winn exercised their respective rights to exchange American Radio options for ATC options such that such individuals hold ATC options as follows (based on a $64 7/8 and $20 7/8 per share value for the American Radio common stock and ATC common stock, respectively): Mr. Box: 310,778 shares of Class A common stock at $8.77 per share; Mr. Dodge: an aggregate of 901,257 shares of Class B common stock at prices ranging between $3.19 and $10.00 per share; Mr. Eisenstein: 124,311 shares of Class B common stock at $7.64 per share; and Mr. Winn: an aggregate of 405,037 shares of Class B common stock and 25,080 shares of Class A common stock at prices ranging between $2.05 and $9.09 per share. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" below.

  In 1996 Mr. Eisenstein was granted options pursuant to the ATI plan for an aggregate of 200,000 shares at $5.00 per share. Such options became exercisable to the extent of 80,000 shares on July 1, 1997 and became exercisable in 20% cumulative annual increments commencing on July 1, 1998, and expires September 9, 2006. As part of the ATC Separation, the ATI options were exchanged for ATC options, and Mr. Eisenstein received options to purchase 273,117 shares of Class A common stock at $3.66 per share, of which 163,871 shares are presently purchasable. An additional ten-year option to purchase 20,000 shares of common stock of ATI at $7.50 per share was granted to Mr. Eisenstein on January 2, 1997. Pursuant to the ATC Separation, that option was exchanged for an ATC option to purchase 27,311 of shares of Class A common stock at $5.49 per share, of which 5,462 shares are presently purchasable.

Employment Agreements

  J. Michael Gearon, Jr. and Douglas Wiest are the only executive officers that have employment agreements with ATC. Mr. Gearon entered into his employment agreement in connection with the closing of the Gearon Transaction. Such employment agreement is for an initial term ending December 31, 2000 and is thereafter renewable for successive one year periods. It provides that Mr. Gearon shall receive an annual base salary of $200,000 and shall be eligible to participate in ATC's stock option plan and other benefits. Mr. Wiest's employment agreement provides for a lump sum cash payment of $350,000, or 1.5 times Mr. Wiest's salary, if Mr. Wiest's employment is terminated (except for cause) within five years of the date of the employment agreement (April 13, 1998). It also provides that under certain circumstance if ATC is sold within such five year period then Mr. Wiest would be entitled to the accelerated vesting of any options he held at such time.

Compensation Committee Interlocks and Insider Participation

  Mr. Stoner (and certain members of his family) and an affiliate of Mr. Chavkin purchased Class A common stock in the ATC Private Placement. Also Chase, an entity related to CEA, an affiliate of Mr. Chavkin, has been a lender to ATC and is a lender under the Credit Facilities. Each of these matters is explained below under "Item 13. Certain Relationships and Related Transactions" below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following information sets forth certain information known to ATC as of March 15, 1999 with respect to the shares of common stock that are beneficially owned as of such date by (i) each person known by ATC to own more than 5% of the outstanding common stock (ii) each director of ATC, (iii) each executive officer of ATC, and (iv) all directors and executive officers of ATC as a group. The number of shares beneficially owned by each director or executive officer is determined according to the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire within sixty days of March 15, 1999 through the exercise of an option, conversion feature or similar right. Except as noted below, each holder has sole voting and investment power with respect to all shares of Common Stock listed as owned by such person or entity.

                                                                         Percent
                                                                           of
                                                              Percent of  Total
                                        Percent of Percent of   Common   Voting
                               Number    Class A    Class B     Stock     Power
                             ---------- ---------- ---------- ---------- -------
Directors and Executive
 Officers
Steven B. Dodge(1).........   6,614,460     *        66.03       4.18     26.67
Thomas H. Stoner(2)........   1,493,300     *        16.32        *        6.22
Alan L. Box(3).............     849,240     *          --         *         *
Arnold L. Chavkin
 (CEA)(4)..................   6,285,708    2.65        --        4.00      1.64
James S. Eisenstein(5).....     279,984     *          --         *         *
Dean H. Eisner(6)..........   1,881,055    1.29        --        1.20       *
Jack D. Furst(7)...........      19,364     *          --         *         *
J. Michael Gearon, Jr.(8)..   4,021,328    2.76        --        2.56      1.71
Fred R. Lummis(9)..........   1,346,748     *          --         *         *
Randall Mays (Clear
 Channel)(10)..............   9,019,717    6.19        --        5.74      3.83
Steven J. Moskowitz(11)....      56,000     *          --         *         *
Douglas Wiest(12)..........      83,557     *          --         *         *
Maggie Wilderotter(13).....         --      --         --         --        --
Joseph L. Winn(14).........     417,826     *         3.87        *        1.51
All executive officers and
 directors as a group
 (fourteen persons)(15)....  32,368,287   14.68      83.51      20.31     42.64
Five Percent Stockholders:
Wellington Management
 Company, LLP(16)..........   8,091,887    5.55        --        5.15      3.44

--------
 *  Less than 1%.
 (1) Mr. Dodge is Chairman of the Board, President and Chief Executive Officer of ATC. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes 10,030 shares of Class A common stock and 3,567,761 shares of Class B common stock owned by Mr. Dodge, an aggregate of 25,050 shares of Class A Common Stock and 28,065 shares of Class B common stock owned by three trusts for the benefit of

    Mr. Dodge's children, 66,720 shares of Class A common stock and 2,000,000 shares of Class B common stock owned by a limited liability company, of which Mr. Dodge is the sole member and 5,000 shares of Class A common stock owned by Mr. Dodge's wife. Mr. Dodge disclaims beneficial ownership in all shares owned by such trusts and his wife. Does not include an aggregate of 329,423 shares of Class B common stock purchasable under ATC options received in exchange for American Radio options upon consummation of the ATC Separation; includes an aggregate of 571,834 shares of Class B common stock as to which such exchanged options are exercisable. Does not include 1,360,000 shares of Class B common stock purchasable under an option granted on January 8, 1998 under the Plan and 1,300,000 shares of Class A common stock purchasable under an option granted on June 22, 1998 under the Plan and 300,000 shares of Class A common stock purchasable under an option granted on December 1, 1998 under the Plan; includes 340,000 shares as to which the January option is exercisable. Does not include 170 shares of Class A common stock held by Thomas S. Dodge, an adult child of Mr. Dodge, with respect to which Mr. Dodge disclaims beneficial ownership.
 (2) Mr. Stoner is Chairman of the Executive Committee of the ATC Board of Directors. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes 46,311 shares of Class B common stock owned by his wife, an aggregate of 1,316,285 shares of Class B common stock and 22,500 shares of Class A common stock owned by trusts of which he and/or certain other persons are trustees, and 96,988 shares of Class B common stock owned by a charitable foundation, of which Mr. Stoner serves as an officer. Mr. Stoner disclaims beneficial ownership of 318,853 shares of Class B common stock and 22,500 shares of Class A common stock owned by the charitable foundation and such trusts. Does not include 100,675 shares of Class A common stock and 63,629 shares of Class B common stock owned by Mr. Stoner's adult children. Does not include 9,323 shares of Class A common stock purchasable under an ATC option received in exchange for an American Radio option upon consummation of the ATC Separation; includes 6,216 shares of Class A common stock as to which such exchanged option is exercisable. Does not include 20,000 shares of Class A common stock purchasable under an option granted on January 8, 1998 under the Plan and 25,000 shares of Class A common stock purchasable under an option granted on December 1, 1998 under the Plan; includes 5,000 shares as to which the January option is exercisable.
 (3) Mr. Box is a director and an Executive Vice President of ATC. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes 848,858 shares of Class A common stock owned by Mr. Box, 2,070 shares of Class A common stock owned by two trusts for the benefit of Mr. Box's children and 124,312 shares of Class A common stock purchasable under ATC options received in exchange for American Radio options upon consummation of the ATC Separation; does not include 186,466 shares of Class A common stock purchasable under such exchanged options. Does not include 96,000 shares of Class A common stock purchasable under an option granted on January 8, 1998 under the Plan, 80,000 shares of Class A common stock purchasable under an option granted on June 22, 1998 under the Plan and 25,000 shares of Class A common stock purchasable under an option granted on December 1, 1998 under the Plan; includes 24,000 shares as to which the January option is exercisable.
 (4) Mr. Chavkin is a director of ATC. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Mr. Chavkin, as a general partner of CCP, which is the general partner of CEA may be deemed to own beneficially shares held by CEA and Chase Capital, an affiliate of Mr. Chavkin. Includes 21,719 shares of Class A common stock and 2,422,804 shares of Class C common stock owned by CEA and 3,829,969 shares of Class A common stock owned by Chase Capital. Mr. Chavkin disclaims such beneficial ownership of such shares. The address of CCP and CEA is 380 Madison Avenue, 12th Floor, New York, New York 10017. Does not include 9,323 shares of Class A common stock purchasable under an ATC option received in exchange for an American Radio option upon consummation of the ATC Separation; includes 6,216 shares of Class A common stock as to which such exchanged option is exercisable. Does not include 20,000 shares of Class A common stock purchasable under an option granted on January 8, 1998 under the Plan and 25,000 shares of Class A common stock purchasable under an option granted on December 1, 1998 under the Plan; includes 5,000 shares as to which the January option is exercisable.
 (5) Mr. Eisenstein is Executive Vice President--Corporate Development of ATC. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Does not include 49,722 shares of Class B common stock purchasable under ATC options received in exchange for American Radio options upon consummation of the ATC Separation; includes 74,589 shares of Class B common stock as to which such options will be exercisable. Does not include an aggregate of 125,635 shares of Class A common stock purchasable under options that were issued in exchange for ATI options; includes an aggregate of 174,795 shares of Class A common stock as to which such options are exercisable. Does not include 22,400 shares of Class A common stock purchasable under an option granted on January 8, 1998 under the Plan, 22,000 shares of Class A common stock purchasable under an option granted on June 22, 1998 under the Plan and 100,000 shares of Class A common stock purchasable under an option granted on December 1, 1998 under the Plan; includes 5,600 shares as to which the January option is exercisable.
 (6) Mr. Eisner, Vice President, Business Development and Planning of Cox Enterprises, Inc., an affiliate of the former principal TeleCom member, is a director of ATC. Cox Telecom Towers, Inc., an affiliate of Cox Enterprises, Inc., owns 1,881,055 shares of Class A common stock. Mr. Eisner's address is 1400 Lake Hearn Drive, N.E., Atlanta, GA 30319.
 (7) Mr. Furst, a partner of Hicks, Muse, is a director of ATC. His address is 200 Crescent Court, Suite 1600, Dallas, Texas 75201-6950.
 (8) Mr. Gearon is an Executive Vice President and director of ATC. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes 3,974,437 shares of Class A common stock currently owned by Mr. Gearon. Does not include 300,000 shares of Class A common stock held by a trust for the benefit of Mr. Gearon's children of which J. Michael Gearon, Sr. is the trustee. Mr. Gearon disclaims beneficial ownership in all shares owned by such trust. Does not include 187,560 shares of Class A common stock purchasable under an option granted on January 22, 1998 under the Plan and 100,000 shares of Class A common stock purchasable under an option granted on December 1, 1998 under the Plan; includes 46,891 shares as to which the January option is exercisable.
 (9) Mr. Lummis is a director of ATC. His address is 3411 Richmond Avenue, Suite 400, Houston, Texas 77046. Includes 69,105 shares of Class A common stock owned by Mr. Lummis, an aggregate of 256,252 shares of Class A common stock owned by trusts of which he is trustee, 674,349 shares of Class A common stock owned by Summit Capital, an affiliate of Mr. Lummis by reason of Mr. Lummis's 50% ownership of the common stock of Summit Capital, and 497,042 shares of Class A common stock purchasable under an option originally granted by Old ATC which became an option to purchase Class A common stock pursuant to the merger of Old ATC with ATC. Mr. Lummis disclaims beneficial ownership in all shares owned by the trusts and disclaims beneficial ownership of all shares owned by Summit Capital, except to the extent of his pecuniary interest therein. Does not include 25,000 shares of Class A common stock purchasable under an option granted on June 22, 1998 under the Plan and 25,000 shares of Class A common stock purchasable under an option granted on December 1, 1998 under the Plan.
(10) Mr. Mays, the Chief Financial Officer and an Executive Vice President of Clear Channel, is a director of ATC. His address is P.O. Box 659512, San Antonio, Texas 78265-9512. Clear Channel owns all of the shares of Class A common stock shown in the table. Mr. Mays disclaims beneficial ownership of Clear Channel's ownership of such shares. Does not include 25,000 shares of Class A common stock purchasable under an option granted on June 22, 1998 under the Plan and 25,000 shares of Class A common stock purchasable under an option granted on December 1, 1998 under the Plan.
(11) Mr. Moskowitz is Executive Vice President--Marketing of ATC. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Does not include 112,000 shares of Class A Common Stock purchasable under an option granted on January 8, 1998 under the Plan and 35,000 shares purchasable under an option granted on June 22, 1998 under the Plan; includes 28,000 shares as to which the January option is exercisable.
(12) Mr. Wiest is the Chief Operating Officer of ATC. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes 35,556 shares of Class A common stock owned by Mr. Wiest. Does not include 192,000 shares of Class A common stock purchasable under an option granted on January 22, 1998 under the Plan and 125,000 shares of Class A common stock purchasable under an option granted on December 1, 1998 under the Plan; includes 48,001 shares as to which the January option is exercisable.
(13) Ms. Wilderotter is a director of ATC. Her address is 116 Huntington Avenue, Boston, Massachusetts 02116. Does not include 25,000 shares of Class A common stock purchasable under an option granted on

    June 22, 1998 under the Plan and 25,000 shares of Class A common stock purchasable under an option granted on December 1, 1998 under the Plan.
(14) Mr. Winn is the Treasurer and Chief Financial Officer of ATC. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes 2,000 shares of Class A common stock and 230,657 shares of Class B common stock owned individually by Mr. Winn and 100 shares of Class A Common Stock held for the benefit of his children. Does not include an aggregate of 81,292 shares of Class B common stock and 15,048 shares of Class A common stock purchasable under ATC options received in exchange for American Radio options upon consummation of the ATC Separation; includes an aggregate of 120,037 shares of Class B common stock and 10,032 shares of Class A common stock as to which such options are exercisable. Does not include 220,000 shares of Class A common stock purchasable under an option granted on January 8, 1998 under the Plan, 210,000 shares of Class A common stock purchasable under an option granted on June 22, 1998 under the Plan and 125,000 shares of Class A common stock purchasable under an option granted on December 1, 1998 under the Plan; includes 55,000 shares as to which the January option is exercisable.
(15)  Includes all shares stated to be owned in the preceding notes.
(16) The address of Wellington Management Company, LLP ("Wellington") is 75 State Street, Boston, Massachusetts 02109. Based on Wellington's Schedule 13G dated February 9, 1999, Wellington has sole voting power over 0 shares of Class A common stock, shared voting power over 5,497,887 shares of Class A common stock, sole dispositive power over 0 shares of Class A common stock and shared dispositive power over 8,031,887 shares of Class A common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Chase was a lender with a 6.75% participation under the loan agreement entered into by ATI and has a 5.2% participation under the Credit Facilities for the Borrower Subsidiaries. Chase is an affiliate of CCP, the general partner of CEA; Mr. Chavkin, a director of ATC, is a general partner of CCP. At December 31, 1998, the aggregate principal amount outstanding under the Credit Facilities of ATC and the Borrower Subsidiaries was $275.0 million. Chase's share of interest and fees paid by ATC pursuant to its various credit arrangements was $0.2 million and $0.8 million in 1997 and 1998, respectively.

  Mr. Eisenstein received $1,022,366 demand loan in August 1998. In December 1998, Mr. Eisenstein repaid $700,000, and as of December 31, 1998, such loan bore interest at a fixed rate and remained outstanding in the principal amount of $322,366. See "--Executive Compensation" in Item 11.

  ATC Private Placement. In January 1998, ATC consummated the transactions contemplated by the Stock Purchase Agreement, dated as of January 8, 1998 (the "Stock Purchase Agreement"), with certain officers and directors of American Radio and ATC (or their affiliates or members of their family or family trusts), pursuant to which those persons purchased shares (the "ATC Private Placement") of Common Stock at $10.00 per share, as follows: Mr. Dodge:
4,000,000 (Class B); Mr. Box: 450,000 (Class A); Mr. Charlton H. Buckley:
300,000 (Class A); each of Messrs. Eisenstein and Steven J. Moskowitz: 25,000 (Class A); Mr. Arthur Kellar: 400,000 (Class A); Mr. Stoner, his wife and certain family trusts: 649,950 (Class B); other Stoner family and trust purchasers: 150,050 (Class A); and CEA: 2,000,000 (Class C). Messrs. Buckley and Kellar were directors of American Radio, and Mr. Chavkin, a director of ATC and a former director of American Radio, is an affiliate of CEA. Mr. Moskowitz serves as Executive Vice President--Marketing of ATC and the General Manager of the Northeast Region.

  Payment of the purchase price was in the form of cash in the case of CEA, all members of Mr. Stoner's family and the family trusts (but not Mr. Stoner and his wife) and Messrs. Buckley, Eisenstein, Kellar and Moskowitz, and, in the case of Messrs. Dodge, Box and Stoner (and his wife), in the form of a note that was paid in full upon consummation of the ATC Separation. The notes bore interest at the six-month LIBOR, from time to time, plus 1.5% per annum, and were secured by shares of American Radio common stock having a fair market value of not less than 175% of the principal amount of and accrued and unpaid interest on the note. The notes were prepayable at any time at the option of the obligor and were due and payable, at the option of ATC, in the event of certain defaults set forth therein.

  The American Radio Board of Directors appointed a special committee (the "Special Committee") consisting of three directors (who were not directors of ATC and who were not a party to the Stock Purchase Agreement) to determine the fairness to American Radio from a financial point of view of the terms and conditions of the Stock Purchase Agreement. None of the members of the Special Committee was a party to the Stock Purchase Agreement. No limitations were imposed on the activities of the Special Committee by the American Radio Board. The Special Committee retained Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") to act as its exclusive financial advisor in connection with the transactions contemplated by the Stock Purchase Agreement. No limitations were placed on the activities of Merrill Lynch. Merrill Lynch delivered its written opinion, dated January 8, 1998, to the Special Committee that, as of such date and based upon and subject to the matters set forth therein, the purchase price of $10.00 per share to be received by ATC pursuant to the Stock Purchase Agreement was fair from a financial point of view to American Radio. Based upon such opinion, and its own evaluation of the terms and conditions of the ATC Stock Purchase Agreement, the Special Committee approved the Stock Purchase Agreement as fair to and in the best interests of American Radio.

  Pursuant to an Engagement Letter, dated November 20, 1997, American Radio agreed to pay Merrill Lynch a fee of $500,000 in consideration for its services. American Radio has also agreed to reimburse Merrill Lynch for its expenses, including reasonable fees and expenses of its counsel, and to indemnify Merrill Lynch for liabilities and expenses arising out of its engagement and the transactions in connection therewith, including liabilities under the federal securities laws. ATC is obligated under the Separation Agreement to reimburse American Radio for all such fees and expenses which American Radio has incurred to Merrill Lynch and to assume such indemnification obligation.

  Management believes that the above transactions, to the extent they were with affiliated parties, were on terms, and ATC intends to continue its policy that all future transactions between it and its officers, directors, principal stockholders and affiliates will be on terms, not less favorable to ATC than those which could be obtained from unaffiliated parties.

                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report.

(1) Financial Statements

                                                                           Page
                                                                           ----
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
  Independent Auditors' Report............................................ F-1
  Consolidated Balance Sheets as of December 31, 1998 and 1997............ F-2
  Consolidated Statements of Operations for the years ended December 31,
   1998, 1997 and 1996.................................................... F-3
  Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1998, 1997 and 1996....................................... F-4
  Consolidated Statements of Cash Flows for the years ended December 31,
   1998, 1997 and 1996.................................................... F-5
  Notes to Consolidated Financial Statements.............................. F-6
(b) Reports on Form 8-K.
  Form 8-K (Items 2 and 7) filed on November 30, 1998.
(c) Exhibits.--See Exhibit Index.
(d) Index to Financial Statement Schedules.

   All schedules have been omitted because the required information either is not applicable or is shown in or determinable from the consolidated financial statements or notes thereto.

                                  SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of March 1999.

                                          American Tower Corporation

                                                    /s/ Steven B. Dodge
                                          By: _________________________________
                                              Steven B. Dodge Chief Executive
                                             Officer, Director, President and
                                                   Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                        Title
                                                                     Date

    /s/ Steven B. Dodge              Chairman of the Board,     March 19, 1999
---------------------------           Chief Executive Officer,
       Steven B. Dodge                President and Director

/s/ Joseph L. Winn                   Chief Financial Officer    March 19, 1999
---------------------------
       Joseph L. Winn

/s/ Alan L. Box                      Executive Vice President   March 19, 1999
---------------------------           and Director
         Alan L. Box

/s/ Justin D. Benincasa              Vice President and Corporate
                                      Controller
                                                                March 19, 1999
---------------------------
     Justin D. Benincasa

   /s/ Thomas H. Stoner              Director                   March 19, 1999
---------------------------
      Thomas H. Stoner

/s/ Dean H. Eisner                   Director                   March 19, 1999
---------------------------
       Dean H. Eisner

/s/ Jack D. Furst                    Director                   March 19, 1999
---------------------------
        Jack D. Furst

         Signature                    Title                          Date

   /s/ Arnold L. Chavkin             Director                   March 19, 1999
---------------------------
     Arnold L. Chavkin

     /s/ Randall Mays                Director                   March 19, 1999
---------------------------
       Randall Mays

/s/ Maggie Wilderotter               Director                   March 19, 1999
---------------------------
    Maggie Wilderotter

/s/ J. Michael Gearon, Jr.           Executive Vice President, Site
                                      Acquisition Services and
                                      Director
                                                                March 19, 1999
---------------------------
  J. Michael Gearon, Jr.

    /s/ Fred R. Lummis               Director                   March 19, 1999
---------------------------
      Fred R. Lummis

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
American Tower Corporation:

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Boston, Massachusetts
March 4, 1999

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997
                       (In thousands, except share data)

                                                             1998       1997
                                                          ----------  --------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................... $  186,175  $  4,596
 Accounts receivable, net................................     15,506     3,239
 Unbilled receivables....................................      1,344
 Prepaid and other current assets........................      4,065       790
 Deferred income taxes...................................        495        63
                                                          ----------  --------
   Total current assets..................................    207,585     8,688
                                                          ----------  --------
PROPERTY AND EQUIPMENT, net..............................    449,476   117,618
GOODWILL AND OTHER INTANGIBLE ASSETS, net................    718,575   116,616
NOTES RECEIVABLE.........................................      7,585    10,700
DEPOSITS AND OTHER LONG-TERM ASSETS......................      9,704     1,735
DEFERRED INCOME TAXES....................................    109,418
                                                          ----------  --------
TOTAL.................................................... $1,502,343  $255,357
                                                          ==========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt....................... $    1,652  $    110
 Accounts payable........................................      6,696     3,738
 Accrued expenses........................................     11,347     4,213
 Accrued tower construction costs........................     16,099       279
 Accrued interest........................................      1,132       914
 Unearned income.........................................      6,610     1,752
 Accrued separation expenses.............................      5,058
 Due to CBS Corporation..................................     45,127
 Accrued acquisition purchase price......................     21,914
                                                          ----------  --------
   Total current liabilities.............................    115,635    11,006
                                                          ----------  --------
LONG-TERM DEBT...........................................    279,477    90,066
DEFERRED INCOME TAXES....................................                  418
OTHER LONG-TERM LIABILITIES..............................      1,429        33
                                                          ----------  --------
   Total liabilities.....................................    396,541   101,523
                                                          ----------  --------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 12)
MINORITY INTEREST IN SUBSIDIARIES........................      4,116       626
                                                          ----------  --------
REDEEMABLE CLASS A COMMON STOCK- $.01 par value, 336,250
 shares issued and outstanding at estimated redemption
 value of $29.5625 per share.............................      9,940
                                                          ----------  --------
STOCKHOLDERS' EQUITY:
 Preferred Stock; $0.01 par value; 20,000,000 shares
  authorized; no shares issued or outstanding............
 Class A Common Stock; $.01 par value; 300,000,000
  shares authorized; 96,291,111 shares and 29,667,883
  shares issued and outstanding, respectively............        963       297
 Class B Common Stock; $.01 par value; 50,000,000 shares
  authorized; 9,001,060 shares and 4,670,626 shares
  issued and outstanding, respectively...................         90        47
 Class C Common Stock; $.01 par value; 10,000,000 shares
  authorized; 3,002,008 shares and 1,295,518 shares
  issued and outstanding, respectively...................         30        13
 Additional paid-in capital..............................  1,140,365   155,711
 Accumulated deficit.....................................    (49,702)   (2,860)
                                                          ----------  --------
   Total stockholders' equity............................  1,091,746   153,208
                                                          ----------  --------
TOTAL.................................................... $1,502,343  $255,357
                                                          ==========  ========

                See notes to consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

  Years Ended December 31, 1998, 1997 and 1996(In thousands, except per share data)

                                                    Years Ended December 31,
                                                    --------------------------
                                                      1998     1997     1996
                                                    --------  -------  -------
REVENUES:
  Tower rental and management (See Note 6 for
   related party amounts) ........................  $ 60,505  $13,302  $ 2,897
  Services........................................    23,315    2,122
  Video, voice, data and Internet transmission....    19,724    2,084
                                                    --------  -------  -------
    Total operating revenues......................   103,544   17,508    2,897
                                                    --------  -------  -------
OPERATING EXPENSES:
  Operating expenses excluding depreciation and
   amortization, tower separation expenses and
   corporate general and administrative expenses:
   Tower rental and management....................    29,455    6,080    1,362
   Services.......................................    19,479    1,360
   Video, voice, data and Internet transmission...    12,817    1,273
  Depreciation and amortization...................    52,064    6,326      990
  Tower separation expenses.......................    12,772
  Corporate general and administrative expenses...     5,099    1,536      830
                                                    --------  -------  -------
    Total operating expenses......................   131,686   16,575    3,182
                                                    --------  -------  -------
INCOME (LOSS) FROM OPERATIONS.....................   (28,142)     933     (285)
                                                    --------  -------  -------
OTHER INCOME (EXPENSE):
  Interest expense (See Note 6 for related party
   amounts) ......................................   (23,229)  (3,040)
  Interest income and other, net..................     9,217      251       36
  Minority interest in net earnings of
   subsidiaries...................................      (287)    (193)    (185)
                                                    --------  -------  -------
TOTAL OTHER EXPENSE...............................   (14,299)  (2,982)    (149)
                                                    --------  -------  -------
LOSS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES
 AND EXTRAORDINARY LOSSES.........................   (42,441)  (2,049)    (434)
BENEFIT (PROVISION) FOR INCOME TAXES..............     4,491      473      (45)
                                                    --------  -------  -------
LOSS BEFORE EXTRAORDINARY LOSSES..................   (37,950)  (1,576)    (479)
EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT, NET
 OF INCOME TAX BENEFIT OF $921 IN 1998 AND $463 IN
 1997.............................................    (1,382)    (694)
EXTRAORDINARY LOSS ON REDEMPTION OF INTERIM
 PREFERRED STOCK, NET OF INCOME TAX BENEFIT OF
 $5,000...........................................    (7,510)
                                                    --------  -------  -------
NET LOSS..........................................  $(46,842) $(2,270) $  (479)
                                                    ========  =======  =======
BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
  Loss before extraordinary losses................  $  (0.48) $ (0.03) $ (0.00)
  Extraordinary losses............................     (0.11)   (0.01)
                                                    --------  -------  -------
  Net loss........................................  $  (0.59) $ (0.05) $ (0.00)
                                                    ========  =======  =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING......................................    79,786   48,732   48,732
                                                    ========  =======  =======

                See notes to consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  Years Ended December 31, 1998 and 1997 and 1996 (In thousands, except share data)

                      Common Stock      Common Stock        Common Stock       Common Stock
                   ------------------ ------------------ ------------------ ------------------
                                           Class A            Class B            Class C
                                      ------------------ ------------------ ------------------            Additional
                   Outstanding        Outstanding        Outstanding        Outstanding          Notes     Paid-in    Accumulated
                     Shares    Amount   Shares    Amount   Shares    Amount   Shares    Amount Receivable  Capital      Deficit
                   ----------- ------ ----------- ------ ----------- ------ ----------- ------ ---------- ----------  -----------
BALANCE, JANUARY
 1, 1996.........        10     $--                                                                       $    3,880   $   (111)
Issuance of
 common stock to
 ARS.............     2,990
Contributions
 from ARS:
 Cash............                                                                                              2,549
 Non-cash........                                                                                             29,855
Transfers to ARS:
 Cash............                                                                                             (4,866)
 Non-cash........                                                                                             (1,100)
Net loss.........                                                                                                          (479)
                     ------     ----                                                                      ----------   --------
BALANCE, DECEMBER
 31, 1996........     3,000                                                                                   30,318       (590)
Contributions
 from ARS:
 Cash............                                                                                            143,073
 Non-cash........                                                                                                 51
Transfers to ARS:
 Cash............                                                                                            (16,650)
 Non-cash........                                                                                               (724)
Recapitalization
 (Note 8)........    (3,000)          29,667,883   $297   4,670,626   $ 47   1,295,518   $ 13                   (357)
Net loss.........                                                                                                        (2,270)
                     ------     ----  ----------   ----   ---------   ----   ---------   ----             ----------   --------
BALANCE, DECEMBER
 31, 1997........       --       --   29,667,883    297   4,670,626     47   1,295,518     13                155,711     (2,860)
                     ======     ====
Contributions
 from ARS:
 Cash............                                                                                             56,918
 Non-cash........                                                                                              6,489
Transfers to ARS:
 Cash............                                                                                            (51,858)
Issuance of com-
 mon stock under
 stock purchase
 agreement, net
 of issuance
 costs of $630...                      1,350,050     14   4,649,950     46   2,000,000     20   $(49,375)     79,290
Issuance of com-
 mon stock-Gearon
 merger..........                      5,333,333     53                                                       47,947
Reduction of com-
 mon stock re-
 demption obliga-
 tion............                        383,750      4                                                        9,740
Issuance of com-
 mon stock-ATC
 merger..........                     28,782,386    287                                                      297,192
Issuance of com-
 mon stock-Wauka
 merger..........                      1,430,881     14                                                       28,603
Exercise of op-
 tions...........                        899,504      9     203,709      2                                     2,727
Repayment stock
 purchase agree-
 ment notes......                                                                                 49,375
ATC Separation
 tax liability...                                                                                            (61,715)
ATC Separation
 working capital
 adjustment......                                                                                            (50,000)
ATC Separation
 share conver-
 sion............                        111,761      1    (347,159)    (3)                                        2
Issuance of com-
 mon stock - July
 offering, net of
 issuance costs
 of $29,806......                     27,861,987    279                                                      624,672
Share Class Ex-
 changes.........                        469,576      5    (176,066)    (2)   (293,510)    (3)
Accretion of Re-
 deemable Stock..                                                                                             (1,555)
Tax liability
 from conversion
 of CBS securi-
 ties............                                                                                             (5,021)
Tax benefit of
 stock options...                                                                                              1,223
Net loss.........                                                                                                       (46,842)
                                      ----------   ----   ---------   ----   ---------   ----   --------  ----------   --------
BALANCE, DECEMBER
 31, 1998........                     96,291,111   $963   9,001,060   $ 90   3,002,008   $ 30   $      0  $1,140,365   $(49,702)
                                      ==========   ====   =========   ====   =========   ====   ========  ==========   ========
                     Total
                   -----------
BALANCE, JANUARY
 1, 1996.........  $    3,769
Issuance of
 common stock to
 ARS.............
Contributions
 from ARS:
 Cash............       2,549
 Non-cash........      29,855
Transfers to ARS:
 Cash............      (4,866)
 Non-cash........      (1,100)
Net loss.........        (479)
                   -----------
BALANCE, DECEMBER
 31, 1996........      29,728
Contributions
 from ARS:
 Cash............     143,073
 Non-cash........          51
Transfers to ARS:
 Cash............     (16,650)
 Non-cash........        (724)
Recapitalization
 (Note 8)........
Net loss.........      (2,270)
                   -----------
BALANCE, DECEMBER
 31, 1997........     153,208
Contributions
 from ARS:
 Cash............      56,918
 Non-cash........       6,489
Transfers to ARS:
 Cash............     (51,858)
Issuance of com-
 mon stock under
 stock purchase
 agreement, net
 of issuance
 costs of $630...      29,995
Issuance of com-
 mon stock-Gearon
 merger..........      48,000
Reduction of com-
 mon stock re-
 demption obliga-
 tion............       9,744
Issuance of com-
 mon stock-ATC
 merger..........     297,479
Issuance of com-
 mon stock-Wauka
 merger..........      28,617
Exercise of op-
 tions...........       2,738
Repayment stock
 purchase agree-
 ment notes......      49,375
ATC Separation
 tax liability...     (61,715)
ATC Separation
 working capital
 adjustment......     (50,000)
ATC Separation
 share conver-
 sion............           0
Issuance of com-
 mon stock - July
 offering, net of
 issuance costs
 of $29,806......     624,951
Share Class Ex-
 changes.........
Accretion of Re-
 deemable Stock..      (1,555)
Tax liability
 from conversion
 of CBS securi-
 ties............      (5,021)
Tax benefit of
 stock options...       1,223
Net loss.........     (46,842)
                   -----------
BALANCE, DECEMBER
 31, 1998........  $1,091,746
                   ===========

                See notes to consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                  Years Ended December 31,
                                                ------------------------------
                                                  1998      1997       1996
                                                --------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...................................... $(46,842) $  (2,270) $    (479)
 Adjustments to reconcile net loss to cash
  provided by operating activities:
 Depreciation and amortization.................   52,064      6,326        990
 Minority interest in net earnings of
  subsidiaries.................................      287        193        185
 Amortization of deferred financing costs......    1,629        188
 Provision for losses on accounts receivable...    1,136        124         47
 Extraordinary losses, net.....................    8,892        694
 Amortization of debt discount.................      261
 Dividends on Interim Preferred Stock..........    3,117
 Deferred income taxes.........................   (4,491)       147        109
 Changes in assets and liabilities, net of
  acquisitions:
   Accounts receivable.........................  (11,042)    (3,156)      (247)
   Unbilled receivables........................   (1,185)
   Prepaid and other current assets............   (1,553)       159       (227)
   Accounts payable and accrued expenses.......   13,577      5,080      1,580
   Accrued interest............................      (47)       914
   Unearned income.............................    1,311      1,500        253
   Other long-term liabilities.................    1,315         14         19
                                                --------  ---------  ---------
Cash provided by operating activities..........   18,429      9,913      2,230
                                                --------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for purchase of property and
  equipment
  and construction activities.................. (126,455)   (20,614)
 Payments for acquisitions..................... (208,717)  (184,076)
 Advances of notes receivable..................  (12,140)   (10,962)
 Proceeds from repayment of notes receivable...    2,001
 Deposits and other long-term assets...........   (5,066)    (1,131)
                                                --------  ---------  ---------
Cash used for investing activities............. (350,377)  (216,783)
                                                --------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under credit facilities............  205,500    151,000      2,500
 Repayments of other notes payable and credit
  facilities................................... (156,667)   (65,359)      (107)
 Net proceeds from equity offerings and stock
  options......................................  707,059
 Cash transfers to CBS Corporation............. (221,665)
 Borrowings under other notes payable..........                            231
 Net proceeds from Interim Preferred Stock.....  300,000
 Redemption of Interim Preferred Stock......... (303,117)
 Contributions from ARS........................   56,918    143,073      2,549
 Cash transfers to ARS.........................  (51,858)   (16,650)    (4,866)
 Distributions to minority interest............     (393)      (419)      (175)
 Additions to deferred financing costs.........  (22,250)    (2,553)
                                                --------  ---------  ---------
Cash provided by financing activities..........  513,527    209,092        132
                                                --------  ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS......  181,579      2,222      2,362
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...    4,596      2,374         12
                                                --------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR......... $186,175  $   4,596  $   2,374
                                                ========  =========  =========

                See notes to consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Corporate Structure--American Tower Corporation and subsidiaries (collectively, ATC or the Company) (formerly American Tower Systems Corporation) was a wholly-owned subsidiary of American Radio Systems Corporation (ARS, American Radio or the Former Parent) until consummation of the spin-off of ATC from American Radio on June 4, 1998 (the ATC Separation). American Tower, Inc. (ATI) is a wholly-owned subsidiary of the ATC which holds substantially all the operating assets and liabilities of the business. American Tower, L.P. (ATLP) is an indirect wholly-owned subsidiary of ATC. ATI and ATLP are collectively referred to as the Borrower Subsidiaries.

The Company was incorporated on July 17, 1995 (Incorporation) for the purpose of acquiring, developing, marketing, managing and operating wireless communications tower sites throughout the United States, for use by wireless communications providers and television and radio broadcasters.

As of December 31, 1998, the Company owned and/or operated approximately 2,300 wireless communication sites. Based in Boston, the Company operates throughout the United States with regional hubs in Boston, Albuquerque, Atlanta, Chicago, Houston and San Francisco. ATC's primary business is the leasing of antennae sites on multi-tenant towers for a diverse range of wireless communications industries, including personal communications services, cellular, paging, specialized mobile radio, enhanced specialized mobile radio and fixed microwave, as well as radio and television broadcasters. ATC also offers its customers a broad range of network development services, including network design, site acquisition, zoning and other regulatory approvals, tower construction and antennae installation. ATC intends to expand these services and to capitalize on its relationships with its wireless customers through major built to suit construction projects. ATC is also engaged in the video, voice, data and Internet transmission business, which it currently conducts in the New York City to Washington, D.C. corridor and in Texas.

ATC Separation: On June 4, 1998, the merger of American Radio and a subsidiary of CBS Corporation (CBS) was consummated. As a consequence, all of the shares of ATC Common Stock (the Common Stock) owned by ARS were distributed to ARS common stockholders and holders of options to acquire ARS Common Stock or will be distributed upon conversion of shares of ARS 7% Convertible Exchangeable Preferred Stock (the Convertible Preferred Stock). As a consequence of the ATC Separation, ATC ceased to be a subsidiary of, or to be otherwise affiliated with American Radio and now operates as an independent publicly traded company. Pursuant to the provisions of the CBS merger agreement, ATC entered into an agreement (the Separation Agreement) with CBS and ARS providing for, among other things, the orderly separation of ARS and ATC, the allocation of certain tax liabilities, as a result of the separation, to ATC and certain closing date adjustments relating to ARS.

The Separation Agreement requires ATC to reimburse CBS on a "make-whole" (after tax) basis for the tax liabilities incurred by ARS attributable to the distribution of the Common Stock owned by ARS to the ARS security holders and certain related transactions to the extent that the aggregate amount of taxes required to be paid by ARS exceeded $20.0 million. The amount of that tax liability was dependent on the "fair market value" of the Common Stock at the time of the consummation of the ATC Separation. ATC received an appraisal from an independent appraisal firm that the "fair market value" of ARS's stock interest in ATC was equal to $17.25 per share. Based on such appraisal, ARS paid estimated taxes of approximately $212.0 million and was reimbursed therefore by ATC. As required by the Separation Agreement, ATC provided CBS with security of $9.8 million in cash (which may be replaced at ATC's option with a letter of credit reasonably satisfactory to CBS) in connection with the filing of estimated tax returns based on such appraisal. Such appraisal is not, of course, binding on the Internal Revenue Service or other taxing authorities. The Company financed its tax reimbursement obligations to CBS with the proceeds from the issuance of Interim Preferred Stock as discussed

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES in Note 8. The $212.0 million payment also included estimated payments for the "make-whole" provisions of the liability associated with the conversion of the Convertible Preferred Stock and the working capital and debt level adjustments described below.

Such taxes gave effect to estimated deductions of approximately $85.1 million available to ARS as a consequence of the cancellation or exercise of ARS stock options pursuant to the ATC Separation. ATC's reimbursement obligation with respect to such taxes would change by approximately $21.0 million for each $1.00 change in the "fair market value" of the Class A Common Stock under the tax reporting method followed. The average of the high and low trading prices of the Class A Common Stock in the when-issued over-the-counter market on June 4, 1998 was $20.50.

The $212.0 million payment did not include all the taxes payable with respect to the shares of Class A Common Stock deliverable upon conversion of the ARS Convertible Preferred; such taxes will be based on the "fair market value" of the Class A Common Stock at the time of conversion. Conversions have occurred at various times since June 4, 1998. On September 30, 1998, CBS issued convertible debentures (the ARS Convertible Debentures) in exchange for the then outstanding shares of ARS Convertible Preferred. Holders of the ARS Convertible Debentures are entitled to the same conversion rights as the ARS Convertible Preferred. As of December 31, 1998 holders of 47% of the ARS Convertible Preferred and/or ARS Convertible Debentures had converted or presented for conversion. As of December 31, 1998, ATC estimates that its reimbursement obligation with respect to taxes on known conversions is approximately $13.5 million, of which $8.5 million has been paid. ATC estimates that its remaining reimbursement obligation with respect to the taxes on ARS Convertible Debentures that had not then been converted would be approximately $19.1 million under the tax reporting method followed. Such estimate is based on an estimated fair market value of the Class A Common Stock of $28.75 per share. ATC's obligation for such conversions would change by approximately $1.1 million for each $1.00 change in such fair market value.

American Radio has agreed that it will pursue, for the benefit of and at the cost of ATC, a refund claim, attributable to the "make-whole" provision, estimated at between $40.0 million to $45.0 million, based on the appraised "fair market value" and the estimated taxes attributable to conversions of the ARS Convertible Debentures set forth above. Any such refund claim will, in fact, be based on the actual amount of taxes paid. In light of existing tax law, any such refund claim may not be successful.

The Separation Agreement also provided for closing balance sheet adjustments based on the working capital, as defined, and debt levels of American Radio as of June 4, 1998. ATC's preliminary June 1998 estimate was that such adjustments would not exceed $50.0 million, excluding the reimbursement to CBS for the tax consequences of any such payment (estimated at approximately $33.0 million) which was paid in connection with the $212.0 million payment to CBS referred to above. In February 1999, ATC paid CBS $50.0 million in settlement of all amounts due with respect to such adjustments, including interest. As part of such settlement, ATC also agreed to indemnify CBS and American Radio with respect to certain tax matters affecting American Radio prior to the ATC Separation.

Corporate Tax Restructuring--In connection with an inter-corporate taxable transfer of assets entered into in January 1998 by ATC in contemplation of the separation of ATC and ARS, a portion of the tax with respect to which ATC was obligated to indemnify CBS has been incurred. Such transfer resulted in an increase in the tax bases of ATC's assets of approximately $390.0 million. ATC recorded a deferred tax asset of approximately $150.2 million and will have potential depreciation and amortization deductions over the next 15 years. (See Note 7).

Principles of Consolidation and Basis of Presentation--The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliates, where ATC owns more than 20 percent of the voting power of

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES the affiliate but not in excess of 50 percent, are accounted for using the equity method. Separate financial information regarding equity method investees is not significant. The Company also consolidates its greater than 50 percent interests in other tower communications companies, with the other members' investments reflected as minority interest in subsidiaries in the accompanying consolidated financial statements.

Through June 4, 1998, ATC effectively operated as a stand-alone entity, with its own corporate staff and headquarters, and received minimal assistance from personnel of ARS. Accordingly, the accompanying consolidated financial statements do not include any corporate general and administrative cost allocations from ARS. However, the consolidated financial statements may not reflect the results of operations or financial position of ATC had it been an independent public company during the periods presented.

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying consolidated financial statements.

Revenue Recognition--Tower rental and management revenues are recognized when earned. Escalation clauses and other incentives present in tower lease agreements with the Company's customers are recognized on a straight-line basis over the term of the lease. Service revenues from site selection and construction management activities are recognized under service contracts with customers which provide for billings on a time and materials or fixed price basis. Revenues are recognized as services are performed with respect to the time and materials contracts. Revenues are recognized using the percentage-of-completion method for fixed price contracts, measured by the percentage of contract costs incurred to date compared to estimated total contract costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Other service revenues and video, voice, data and Internet transmission revenues are recognized as such services are provided. Amounts billed or received prior to services being performed are deferred until such time as the revenue is earned.

Corporate General and Administrative Expense--Corporate general and administrative expense consists of corporate overhead costs not specifically allocable to any of the Company's individual business properties.

Concentration of Credit Risk--Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and notes and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high credit quality financial institutions and monitoring the credit ratings of those institutions.

The Company derives the largest portion of its revenues from customers in the wireless telecommunications industry. In addition, the Company has concentrations of operations in certain geographic areas (primarily California, Florida and Texas). The Company mitigates its concentration of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its customers. Historically, the Company has not incurred any significant credit related losses.

Accounts receivable are reported net of allowances for doubtful accounts of $1,230,000 and $125,000 as of December 31, 1998 and 1997, respectively.
Accounts charged off to the allowance for doubtful accounts aggregated $206,000, $46,000 and $0 for the years ended December 31, 1998, 1997 and 1996, respectively.

Derivative Financial Instruments--The Company uses derivative financial instruments as a means of managing interest-rate risk associated with current debt or anticipated debt transactions that have a high probability of being executed. The Company's interest rate protection agreements generally consist of interest rate swap agreements and interest rate cap agreements. These instruments are matched with either fixed or variable rate debt, and

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES payments thereon are recorded on a settlement basis as an adjustment to interest expense. Premiums paid to purchase interest rate cap agreements are amortized as an adjustment of interest expense over the life of the contract. Derivative financial instruments are not held for trading purposes. (See Note
4).

Cash and Cash Equivalents--Cash and cash equivalents include cash on hand, demand deposits and short-term investments with remaining maturities when purchased of three months or less.

Property and Equipment--Property and equipment are recorded at cost, or at estimated fair value in the case of acquired properties. Cost includes expenditures for communications sites and related assets and the net amount of interest cost associated with significant capital additions. Approximately $1,403,000, $458,000 and $120,000 of interest was capitalized for the years ended December 31, 1998, 1997 and 1996, respectively. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to fifteen years.

During 1998, the Company completed the allocation of the purchase prices related to certain 1997 acquisitions and accordingly, reclassified approximately $108.2 million of unallocated purchase price existing at December 31, 1997 to goodwill and other intangible assets.

Goodwill and Other Intangible Assets--Goodwill and other intangible assets represents principally the excess of purchase price over the estimated fair value of net assets acquired, and the value of existing site rental customer contracts, deferred financing costs, deferred acquisition costs and non-competition agreements. Goodwill and site rental customer contracts are being amortized over an estimated aggregate useful life of fifteen years using the straight-line method. The consolidated financial statements reflect the preliminary allocation of certain purchase prices as the appraisals for some acquisitions have not yet been finalized. The portion of intangible assets relating to deferred financing costs and a non-competition agreement are being amortized on a straight-line basis over their estimated useful lives, ranging from five to eight years. (See Note 3).

Notes Receivable--In June 1998, ATC entered into an agreement to acquire a company which is in the process of constructing towers in the Tampa, Florida area. Subject to the satisfaction of certain conditions, including, depending on the circumstances, the expiration or earlier termination of the Hart-Scott Rodino (HSR Act) waiting period, the acquisition is expected to be consummated in the Spring of 1999. Prior to the acquisition's closing, ATC has agreed to advance construction funds to the seller in an aggregate amount not to exceed $12.0 million in the form of a secured note (guaranteed by the stockholders and secured by the stock of the seller), of which approximately $7.1 million was advanced through December 31, 1998. The secured note would be payable in the event the acquisition was not consummated.

In connection with the acquisition of Wauka Communications and Grid Site Services, Inc. described in Note 9, the Company assumed certain notes receivable. The notes bear interest at 9% and the outstanding balance was approximately $485,000 as of December 31, 1998.

In connection with the acquisition of OPM-USA-INC. (OPM) and the acquisition of Gearon & Co. Inc. (Gearon) described in Note 9, the Company entered into certain note agreements prior to consummation of these acquisitions. The Company agreed to advance OPM an amount not to exceed $37.0 million, of which approximately $5.7 million (excluding accrued interest) was advanced as of December 31, 1997. The note bore interest at the prime rate plus 3%, was unsecured and was settled upon closing of the OPM acquisition. In addition, the Company also advanced Gearon $10.0 million of unsecured notes receivable, which bore interest at a rate of approximately 7.25%. Such notes and accrued interest thereon were settled upon the closing in January of 1998.

Income Taxes--Deferred taxes are provided to reflect temporary differences in basis between book and tax assets and liabilities measured using currently enacted tax rates. Through January 1998, the Company participated in a

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES tax sharing agreement with ARS. The tax sharing agreement was terminated in connection with the corporate restructuring described above; the Company and its subsidiaries now prepare and file income tax returns on a separate consolidated basis. (See Note 7).

Loss Per Common Share--Basic and diluted income or loss per common share have been determined in accordance with Statement of Financial Accounting Standards
(FAS) No. 128, "Earnings Per Share" whereby basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by adjusting the weighted average number of common shares and for dilutive potential common shares outstanding during the period, if any. In computing diluted per share amounts, the Company uses the treasury stock method, whereby unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Shares outstanding upon the consummation of the ATC Separation are assumed to be outstanding for all of 1997 and 1996 and prior to June 4, 1998. Shares issuable upon exercise of options have been excluded from the computation of diluted loss per common share as the effect is anti-dilutive. Had options been included in the computation, shares for the diluted computation would have increased by approximately 3.9 million in 1998. Subsequent to December 31, 1998, ATC issued additional shares of common stock and assumed certain options in connection with the transactions described in
Note 12.

Tower Separation Expenses--Tower separation expenses consist of costs incurred in connection with the separation of the Company from its Former Parent and include legal, accounting, financial advisory, and consent solicitation fees. The Company may incur additional separation expenses through the resolution of the ATC Separation adjustments described above, but does not expect such costs to be material to the Company's consolidated results of operations, liquidity or financial position.

Impairment of Long-Lived Assets--Recoverability of long-lived assets is determined by periodically comparing the forecasted undiscounted net cash flows of the operations to which the assets relate to the carrying amount, including associated intangible assets of such operations. Through December 31, 1998, no impairments requiring adjustment have occurred.

Stock-Based Compensation--Compensation related to equity grants or awards to employees is measured using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting For Stock Issued To Employees." In addition, the Company provides the required disclosures under FAS No. 123, "Accounting For Stock Based Compensation" as if the fair-value based method (defined in FAS No. 123) had been applied. (See Note 8).

Fair Value of Financial Instruments--The Company believes that the carrying value of all financial instruments, excluding the interest rate protection agreements, is a reasonable estimate of fair value as of December 31, 1998 and 1997. The fair value of the interest rate protection agreements are obtained from independent market quotes. These values represent the amount the Company would receive or pay to terminate the agreements taking into consideration current market interest rates. The Company would expect to pay approximately $369,000 and $97,000 to settle these agreements at December 31, 1998 and 1997, respectively. (See Note 4).

Retirement Plans--The Company has a 401(k) plan covering substantially all employees, subject to certain minimum age and length of employment requirements. Under the plan, the Company matches 30% of participants' contributions up to 5% of compensation. Prior to the ATC Separation, employees of ATC participated in a similar plan sponsored by ARS. ATC contributed approximately $207,700, $16,800 and $6,000 to the plans for the years ended December 31, 1998, 1997 and 1996, respectively.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Recent Accounting Pronouncements--Effective January 1, 1998, the Company adopted the provisions of FAS No. 130, "Reporting Comprehensive Income." There are currently no items other than net loss which would be classified as part of comprehensive income.

In June 1997, the Financial Accounting Standards Board (FASB) released FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which ATC adopted in 1998. (See Note 11).

In February 1998, the FASB released FAS No. 132, "Employer's Disclosures about Pensions and other Post- retirement Benefits," which ATC adopted in 1998. The adoption had no impact on the Company's results of consolidated operations, liquidity or financial position.

In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of years beginning after June 15, 1999. The Company is in the process of completing its evaluations of FAS No. 133.

Reclassifications--Certain reclassifications have been made to the 1996 and 1997 financial statements to conform with the 1998 presentation.

2. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following as of December 31 (in thousands):

                                                             1998      1997
                                                           --------  --------
   Land and improvements.................................. $ 38,242  $ 17,956
   Buildings and improvements.............................   59,447    17,732
   Towers.................................................  289,334    48,316
   Technical equipment....................................    9,381     3,624
   Transmitter equipment..................................   29,290    18,212
   Office equipment, furniture, fixtures and other
    equipment.............................................   14,863     4,076
   Construction in progress...............................   31,926    10,642
                                                           --------  --------
       Total..............................................  472,483   120,558
   Less accumulated depreciation and amortization.........  (23,007)   (2,940)
                                                           --------  --------
   Property and equipment, net............................ $449,476  $117,618
                                                           ========  ========

3. GOODWILL AND OTHER INTANGIBLE ASSETS

  The Company's intangible assets consist of the following as of December 31
(in thousands):

                                                             1998      1997
                                                           --------  --------
   Goodwill and site rental customer contracts............ $739,933  $111,918
   Deferred financing costs...............................    8,891     2,519
   Non-compete agreements.................................    6,018     5,530
   Deferred acquisition costs.............................    2,513       438
   Other..................................................                647
                                                           --------  --------
      Total...............................................  757,355   121,052
   Less accumulated amortization..........................  (38,780)   (4,436)
                                                           --------  --------
   Other intangible assets, net........................... $718,575  $116,616
                                                           ========  ========

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

4. FINANCING ARRANGEMENTS

Outstanding amounts under the Company's long-term financing arrangements consisted of the following as of December 31 (in thousands):

                                                                1998     1997
                                                              --------  -------
   Credit Facilities......................................... $275,000  $88,500
   Notes payable.............................................    5,854    1,466
   Other obligations.........................................      275      210
                                                              --------  -------
   Total.....................................................  281,129   90,176
   Less current portion......................................   (1,652)    (110)
                                                              --------  -------
   Long-term debt............................................ $279,477  $90,066
                                                              ========  =======

Credit Facilities--Through June 16, 1998 the Borrower Subsidiaries were party to a loan agreement which provided a $250.0 million loan commitment, with an additional amount of $150.0 million available at the discretion of the Borrower Subsidiaries. In June 1998, ATC and the Borrower Subsidiaries entered into new loan agreements (the Credit Facilities) which provide for total available credit of $925.0 million as of December 31, 1998. The Credit Facilities consist of a term loan to ATC for $150.0 million, revolving credit facilities to the Borrower Subsidiaries totaling $650.0 million, and a term loan to the Borrower Subsidiaries of $125.0 million. Interest on the Credit Facilities is payable in accordance with the applicable term of the London Interbank Offering Rate (LIBOR) agreement or quarterly, and accrues, at ATC's option, either at the LIBOR plus margin (as defined) or the Base Rate plus applicable margin (as defined). The interest rate in effect at December 31, 1998 for the ATC term loan and the Borrower Subsidiaries term loan and revolving credit facilities was 8.71% and 7.30%, respectively. For the years ended December 31, 1998, 1997 and 1996, the weighted average interest rate of the Company's various credit facility agreements was 7.7%, 7.4% and 8.75%, respectively.

The ATC term loan is due in quarterly installments, commencing June 30, 2001 in amounts equal to 0.25% of the outstanding principal on such quarter ended through June 30, 2006, with the remaining balance due in equal installments on September 30, and December 31, 2006. The Borrower Subsidiaries' revolving credit facility and term loan are due in quarterly installments, commencing June 30, 2001 in amounts varying from 2.5% to 11.25% of outstanding principal, with ultimate maturity on June 30, 2006.

Borrowings under the Credit Facilities are conditioned upon the Company's compliance with defined borrowing formulas, which at December 31, 1998 permit borrowing availability of an additional $100 million. The Credit Facilities also require maintenance of various financial covenants and ratios, none of which the Company believes are restrictive to its present or planned business activities. The loans to ATC and the Borrower Subsidiaries are cross-guaranteed and cross-collateralized by substantially all of the assets of ATC.

The Borrower Subsidiaries are required to pay quarterly commitment fees depending on their consolidated financial leverage, on the aggregate unused portion of the aggregate commitment. Commitment fees paid related to the Company's various credit facility agreements aggregated approximately $1,172,000, and $416,000 and $24,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

In connection with the repayment of existing borrowings with proceeds of borrowings under the Credit Facilities, ATC recognized an extraordinary loss of approximately $1.4 million, net of a tax benefit of $0.9 million during the second quarter of 1998. Following the October 1997 closing of the credit facility, ATC incurred an extraordinary loss of approximately $0.7 million, net of a tax benefit of $0.5 million. The Company also incurred an extraordinary loss in connection with the ATC Preferred Stock Financing. (See
Note 8).

Derivative Positions--Under the terms of the Credit Facilities, the Company is required, under certain conditions, to enter into interest rate protection agreements. ATC's exposure under these agreements is limited

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES to the impact of variable interest rate fluctuations and the periodic settlement of amounts due under these agreements if the other parties fail to perform.

The following interest rate protection agreements were held as of December 31, 1998 (in thousands, except percentages):


                                                  Expiration
   Description                   Notional Amount     Dates     Interest Rate
   -----------                   --------------- ------------- -------------
   Interest rate cap agreement       $ 7,000(1)  November 1999     8.5%
   Interest rate cap agreement        21,500     January 2000      8.5%
   Interest rate cap agreement        23,750     April 2000        8.5%
   Interest rate cap agreement        21,610(1)  July 2000         9.5%
   Interest rate swap agreement        7,340(1)  January 2001      6.4%
   Interest rate swap agreement       17,550     June 2003         5.9%
                                     -------
   Total                             $98,750
                                     =======

--------
(1) Interest rate protection agreement also held as of December 31, 1997.

Notes Payable--A limited liability company, which is under majority control of the Company, has a note secured by the minority shareholder's interest in the limited liability company. Interest rates under this note are determined, at the option of the limited liability company, at either the Floating Rate (as defined in the note agreement) or the Federal Home Loan BankBoston rate plus 2.25%. As of December 31, 1998 and 1997, the effective interest rate on borrowings under this note was 8.02%. The note is payable in equal monthly principal payments with interest through 2006.

In connection with the ATC Merger discussed in Note 9, the Company assumed certain long-term note obligations of the acquired entity including a term note payable that was paid at closing, a $4.4 million noninterest-bearing secured note payable, due in annual installments through December 2000 and a $430,000 noninterest-bearing unsecured note payable, maturing in October 1999.

In connection with the Wauka Communications, Inc. and Grid Site Services, Inc. acquisitions described in Note 9, the Company assumed certain long-term note obligations of the acquired entities including term notes payable that were paid at closing, and a $544,000, 12% note payable, due in monthly installments through July 2005.

Other Obligations--In connection with various acquisitions, the Company assumed certain long-term obligations of the acquired entities. Substantially all of these obligations were repaid during 1997, with the remaining unpaid obligation payable in monthly installments through 2014.

Future principal payments required under the Company's financing arrangements at December 31, 1998 are approximately as follows (in thousands):

   Year Ending:
   1999................................................................ $  1,652
   2000................................................................    2,698
   2001................................................................   10,723
   2002................................................................   17,361
   2003................................................................   20,507
   Thereafter..........................................................  228,188
                                                                        --------
     Total............................................................. $281,129
                                                                        ========

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

5. COMMITMENTS AND CONTINGENCIES

Lease Obligations--The Company leases land and office, tower and satellite space under operating leases that expire over various terms. Many of the leases also contain renewal options with specified increases in lease payments upon exercise of the renewal option.

Future minimum rental payments under noncancelable operating leases in effect at December 31, 1998 are approximately as follows (in thousands):

   Year Ending:
   1999................................................................. $11,646
   2000.................................................................  11,810
   2001.................................................................  10,622
   2002.................................................................   8,188
   2003.................................................................   5,828
   Thereafter...........................................................  40,076
                                                                         -------
     Total.............................................................. $88,170
                                                                         =======

Aggregate rent expense under operating leases for the years ended December 31, 1998, 1997 and 1996 approximated $10,818,000, $2,110,000 and $420,000, respectively.

Customer Leases--The Company's lease agreements with its customers, vary depending upon the industry user. Leases with television and radio broadcasters are typically long-term leases (generally from 15 to 20 years), while leases to wireless communications providers typically have shorter lease terms (generally from five to ten years), with multiple renewals at the option of the tenant. The leases acquired in the ATC merger (see Note 9) tend to be of shorter duration, generally two years, and permit earlier termination if ATC were to attempt to impose price increases relating to escalator provisions. Leases of all lengths are generally renewed by the lessees due to the costs and disruption associated with reconfiguring a wireless network or broadcast location.

Most leases have escalator provisions (annual automatic increases based on specified estimated cost measures or on increases in the consumer price index). ATC also subleases space on communications towers under the same terms and conditions, including cancellation rights, as those found in its own lease contracts.

Future minimum rental receipts expected to be received from customers under noncancelable operating lease agreements in effect at December 31, 1998 are approximately as follows (in thousands):

   Year Ending:
   1999................................................................ $ 57,214
   2000................................................................   52,459
   2001................................................................   47,739
   2002................................................................   37,491
   2003................................................................   22,494
   Thereafter..........................................................   84,323
                                                                        --------
     Total............................................................. $301,720
                                                                        ========

Tower rental revenues under the Company's sub-leases approximated $1,072,000, $978,000 and $468,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Acquisition Commitments--See Notes 9 and 12 for information with respect to acquisitions and related commitments.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

ATC Separation--See Note 1 for the details of the ATC Separation Agreement.

Litigation--The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company's consolidated financial position, the results of operations or liquidity.

6. RELATED PARTY TRANSACTIONS

During the period that the Company was a majority owned subsidiary of ARS, the Company received revenues of approximately $565,000, $389,000 and $70,000 from ARS for tower rentals at Company-owned sites for the period ending June 4, 1998 (date of ATC Separation) and years ended December 31, 1997 and 1996, respectively.

In January 1998, ARS contributed to ATC 19 communications sites used by ARS and various third parties (with an ARS aggregate net book value of approximately $4.7 million), and ARS and ATC entered into leases or subleases of space on the transferred towers. In May 1998, two additional communications sites were transferred and leases were entered into following acquisition by ARS of the sites from third parties. These sites were contributed to ATC at an aggregate ARS net book value of approximately $0.3 million.

In June 1998, ARS contributed the majority of its corporate fixed assets to ATC (with an ARS net book value of approximately $1.4 million).

Chase Manhattan Bank (Chase), an affiliate of Chase Equity Associates (CEA) and stockholder of the Company, was a lender with a 6.75% participation under the loan agreement entered into by ATI and has a 5.2% participation under the Credit Facilities for the Borrower Subsidiaries. Chase is an affiliate of Chase Capital Partners ("CCP"), the general partner of CEA; a director of ATC and formerly a director of (ARS), is a general partner of CCP. At December 31, 1998, the aggregate principal amount outstanding under the Credit Facilities was approximately $275.0 million. CEA's share of interest and fees paid by ATC pursuant to its various credit arrangements was $0.8 million and $0.2 million in 1998 and 1997.

In January 1998, the Company consummated the transactions contemplated by a stock purchase agreement with certain related parties. (See Note 8).

In August 1998, an executive officer of the Company received a $1,022,366 demand loan. In December 1998, the officer repaid $700,000 and such interest bearing loan remained outstanding in the principal amount of approximately $322,000 as of December 31, 1998.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

7. INCOME TAXES

The income tax benefit (provision) from continuing operations was comprised of the following for the years ended December 31 (in thousands):

                                                         1998     1997   1996
                                                       ---------  -----  ----
   Current:
     Federal.......................................... $(116,322) $ 444  $ 54
     State............................................   (18,866)   175    10
   Deferred:
     Federal..........................................    (8,407)  (125)  (93)
     State............................................      (841)   (21)  (16)
   Less:
     Deferred tax assets related to corporate tax
      restructuring
      (see Note 1)....................................   150,150
     Benefit from disposition of stock options
      recorded to additional paid-in capital..........    (1,223)
                                                       ---------  -----  ----
   Income tax benefit (provision)..................... $   4,491  $ 473  $(45)
                                                       =========  =====  ====

A reconciliation between the U.S. statutory rate from continuing operations and the effective rate was as follows for the years ended December 31:

                                                              1998  1997  1996
                                                              ----  ----  ----
   Statutory tax rate........................................  35%   34%   34 %
   State taxes, net of federal benefit.......................   4     6     6
   Non-deductible tower separation expenses ................. (11)
   Nondeductible goodwill and intangible amortization........ (16)  (17)  (49)
   Other.....................................................  (1)         (1)
                                                              ---   ---   ---
   Effective tax rate........................................  11%   23%  (10)%
                                                              ===   ===   ===

Significant components of the Company's deferred tax assets and liabilities were composed of the following as of December 31 (in thousands):

                                                                 1998    1997
                                                               --------  -----
Current assets:
  Allowances and accruals made for financial reporting
   purposes which are currently nondeductible................. $    495  $  63
                                                               --------  -----
      Total current assets.................................... $    495  $  63
                                                               ========  =====
Long-term items:
  Assets:
    Tax basis step-up from corporate tax restructuring and tax planning strategies...................................... $142,642
    Net operating loss carry-forwards.........................   25,477
  Liabilities:
    Property and equipment and intangible assets, principally
     due to
     amortization methods.....................................  (58,701) $(418)
                                                               --------  -----
  Net long-term deferred tax assets (liabilities)............. $109,418  $(418)
                                                               ========  =====

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

At December 31, 1998, the Company has net operating loss carry-forwards available to reduce future taxable income of $66,173,000 for federal and state purposes. These loss carry-forwards expire through 2013. In the opinion of management, deferred tax assets are more likely than not recoverable, therefore a valuation allowance has not been provided in the accompanying consolidated financial statements as of December 31, 1998 and 1997.

8. STOCKHOLDERS' EQUITY

July Offering--On July 8, 1998, the Company completed a public offering of 27,861,987 shares of Class A common stock, $.01 par value per share (including 2,361,987 shares sold by the Company pursuant to the exercise in full of the underwriters' over-allotment option) at $23.50 per share. Certain selling stockholders sold an additional 3,874,911 shares in the offering. The Company's net proceeds of the offering (after deduction of the underwriting discount and estimated offering expenses) were approximately $625.0 million. On July 9, 1998, the Company used approximately $306.1 million of the net proceeds from the offering to redeem all of the outstanding shares of the Interim Preferred Stock described below. The balance was invested in short-term investment grade securities and will be used, together with borrowings under the Credit Facilities, to fund future acquisitions and construction activities.

ATC Preferred Stock Financing--On June 4, 1998, the Company entered into a stock purchase agreement (the Interim Financing Agreement) with respect to a preferred stock financing which provided for the issuance and sale by ATC of up to $400.0 million of Series A Redeemable Pay-In-Kind Preferred Stock (the Interim Preferred Stock) to finance ATC's obligation to CBS with respect to tax reimbursement. The Company issued $300.0 million of Interim Preferred Stock, which accrued dividends at a rate equal to the three-month LIBOR then in effect (approximately 5.69%) plus an agreed upon adjustable spread (5.0% for the period in which the obligation was outstanding). Due to the short term nature of the issue, accrued dividends were recorded as interest expense in the accompanying consolidated financial statements. Such interest expense approximated $3.1 million for the year ended December 31, 1998. The Interim Preferred Stock was redeemed on July 9, 1998 at a redemption price equal to $1,010 per share plus accrued and unpaid dividends for an aggregate redemption value of $306.1 million. The Company incurred an extraordinary loss of approximately $7.5 million, net of a tax benefit of $5.0 million, during the third quarter of 1998, representing the write-off of certain commitment, deferred financing and redemption fees.

ATC Stock Purchase Agreement--On January 22, 1998, the Company consummated the transactions contemplated by the stock purchase agreement (the ATC Stock Purchase Agreement), dated as of January 8, 1998, with Steven B. Dodge, Chairman of the Board, President and Chief Executive Officer of ARS and ATC, and certain other officers and directors of ARS (or their affiliates or family members or family trusts), pursuant to which those persons purchased
8.0 million shares of ATC common stock at a purchase price of $10.00 per share for an aggregate purchase price of approximately $80.0 million, including 4.0 million shares by Mr. Dodge for $40.0 million. Payment of the purchase price was in the form of cash aggregating approximately $30.6 million and in the form of notes aggregating approximately $49.4 million which were repaid upon the consummation of the ATC Separation.

Voting Rights--The Class A and B common stock entitles the holder to one and ten votes, respectively, per share. The Class C common stock is non-voting.

Recapitalization--In November 1997, the Company effected a recapitalization, pursuant to which each share of the Company's existing common stock was cancelled and the Company was recapitalized with 29,667,883 shares of Class A common stock, 4,670,626 shares of Class B common stock and 1,295,518 shares of Class C common stock.

Stock Option Plans--Effective November 5, 1997, ATC instituted the 1997 Stock Option Plan, as amended and restated on April 27, 1998 (the Plan), which is administered by the Compensation Committee of the ATC Board.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

The option pool under the Plan consists of an aggregate of 15,000,000 shares of common stock that may consist of shares of Class A common stock, shares of Class B common stock or some combination thereof. The Plan was amended in June 1998 to provide that all future grants of options under the Plan must be to purchase shares of Class A common stock. The Plan includes options that were converted from the stock option plan of ATI. In July 1996, ATI adopted a stock option plan and, pursuant thereto, options were granted to various officers of ATI. In connection with the ATC Separation, those options to purchase the common stock of ATI were converted into options to acquire shares of Class A common stock under the Plan. The Company has reserved 18,140,316 shares of common stock for issuance under the Plan and the circumstances discussed below.

In addition to the 15,000,000 shares authorized under the Plan, options to purchase an aggregate of 2,168,466 shares of Class A common stock and Class B common stock were outstanding as of December 31, 1998 outside of the Plan. These options are the result of the exchange of certain ARS options that occurred pursuant to the ATC Separation and assumption of certain options that occurred pursuant to the ATC Merger described in Note 9. Each unexercised option to purchase shares of ARS common stock held by persons who became directors or employees of ATC were exchanged for ATC options. The ARS options were exchanged in a manner that preserved the spread in such ARS options between the option exercise price and the fair market value of ARS common stock and the ratio of the spread to the exercise price prior to such conversion. In connection with the OmniAmerica Merger described in Note 12, ATC assumed approximately 1.0 million Omni options that are not included in the Plan.

Exercise prices in the case of incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Exercise prices in the case of non-qualified stock options are set at the discretion of the Company's Board of Directors. Options vest ratably over various periods, generally five years, commencing one year from the date of grant. There have been no option grants at exercise prices less than fair value.

The following table summarizes the Company's option activity for the periods presented:

                                                                       Weighted
                                        Weighted Average               Average
                                            Exercise       Options    Remaining
                           Options           Price       Exercisable Life (Years)
                          ----------    ---------------- ----------- ------------
Granted during 1996 and
 outstanding at December
 31, 1996...............     550,000            $ 5.00      160,000      8.71
Granted.................     172,000      $7.50-$ 8.00                   9.24
Cancelled...............     (40,000)           $ 5.00
                          ----------      ------------    ---------      ----
Outstanding as of Decem-
 ber 31, 1997...........     682,000(a)         $ 5.68      160,000      8.89
                          ==========      ============    =========      ====
Options converted from
 ATI to ATC Plan........     931,332(a)         $ 4.16      252,640      7.88
Options transferred from
 American Radio.........   1,862,806            $ 6.21      723,660      7.06
Options transferred in
 connection with ATC
 Merger (See Note 9)....   1,252,364            $ 2.29      537,339      8.00
                          ----------      ------------    ---------      ----
Subtotal................   4,046,502            $ 4.53    1,513,639      7.44
                          ----------      ------------    ---------      ----
Granted.................   8,371,700            $16.16
Exercised...............  (1,103,213)           $ 2.48
Cancellations...........    (226,894)           $ 8.80
                          ----------      ------------    ---------      ----
Outstanding as of
 December 31, 1998......  11,088,095            $13.43    1,513,639      8.85
                          ==========      ============    =========      ====
  (a) ATI options
      outstanding as of
      December 31, 1997
      were converted to
      931,332 ATC
      options.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

The following table sets forth information regarding options outstanding at December 31, 1998:

 Outstanding                                                         Weighted Average
  Number of     Options   Range of Exercise     Weighted Average      Remaining Life
   Options    Exercisable  Price Per Share  Exercise Price Per Share     (Years)
 -----------  ----------- ----------------- ------------------------ ----------------
  2,424,420    1,432,301    $ 2.05-$ 8.77            $ 4.65                7.34
    411,838       81,338    $ 9.09-$ 9.09            $ 9.09                8.01
  2,847,803                 $10.00-$10.00            $10.00                9.01
  1,737,934                 $13.00-$19.75            $13.94                9.22
  3,666,100                 $21.13-$26.50            $22.13                9.65
 ----------    ---------    -------------            ------                ----
 11,088,095    1,513,639    $ 2.05-$26.50            $13.43                8.85
 ==========    =========    =============            ======                ====

Pro Forma Disclosure--As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options or awards to employees. Accordingly, there is no compensation cost related to option grants reflected in the accompanying consolidated financial statements. Had the Company used the fair value method to measure compensation for grants under all plans made in 1998, 1997 and 1996, the reported net loss and basic and diluted loss per common share would have been as follows (in thousands, except per share amounts):

                                                         1998     1997    1996
                                                       --------  -------  -----
   Net loss........................................... $(62,439) $(2,492) $(568)
   Basic and diluted earnings per share...............   $(0.78)  $(0.05) $(.01)


The "fair value" of each option grant is estimated on the date of grant using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                           1998    1996 and 1997
                                                          -------  -------------
   Approximate risk-free interest rate...................    5.5%     6.3%
   Expected life of option grants........................ 5 years     5 years
   Expected volatility of underlying stock...............   177.5%    N/A
   Expected dividends....................................     N/A     N/A

9. ACQUISITIONS

General--The acquisitions consummated during 1998 and 1997 have been accounted for by the purchase method of accounting. The purchase prices have been allocated to the net assets acquired, principally intangible and tangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill and other intangible assets. For certain acquisitions the financial statements reflect the preliminary allocation of purchase prices as the appraisals of the assets acquired have not been finalized. The Company does not expect any changes in depreciation and amortization as a result of such appraisals to be material to the consolidated results of operations.

1998 Acquisitions--During the year ended December 31, 1998, the Company acquired various communications sites and a major site acquisition business for an aggregate preliminary purchase price of approximately $853.8 million, including the issuance of approximately 36.3 million shares of Class A common stock valued at approximately $382.6 million. The following describes the more significant acquisitions:

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

In January 1998, the Company acquired all of the outstanding stock of Gearon & Co. Inc. (Gearon), a company based in Atlanta, Georgia, for an aggregate purchase price of approximately $80.0 million. The purchase price consisted on approximately $32.0 million in cash, assumed liabilities and the issuance of approximately 5.3 million shares of Class A common stock at a price of $9.00 per share. Gearon is engaged in site acquisition, development, construction and facility management of wireless network communication facilities.

In January 1998, ATC acquired all the outstanding stock of OPM-USA-INC. (OPM), a company that owned and developed communications towers, and owned approximately 90 towers at the time of acquisition (the OPM Transaction). The initial purchase price was variable based on the number of towers developed for ATC and the forward looking cash flow of such towers. Subsequently, in December 1998, the purchase price was fixed at $70.0 million excluding the assumption of certain liabilities. The final price included a total of more than 150 towers and a right of first refusal granted to American Tower with respect to, any towers that the former owner of OPM develops. The final payment due to OPM of approximately $21.9 million is recorded as accrued acquisition purchase price in the accompanying consolidated financial statements.

In May 1998, the Company consummated the acquisition of the assets relating to the teleport business serving the Washington D.C. area for approximately $30.5 million.

On June 8, 1998, the Company consummated the American Tower Corporation Merger (ATC Merger) pursuant to which that entity was merged into ATC. The preliminary purchase price was approximately $470.0 million. At the time of closing, the acquired company owned approximately 775 communications towers and managed approximately 125 communications towers. In conjunction with the ATC Merger, the Company issued 28,782,386 shares of Class A common stock valued at approximately $287.8 million (excluding 1,252,364 shares of common stock reserved for options held by former employees of the acquired company valued at approximately $9.7 million) and assumed approximately $4.5 million of redeemable preferred stock (which was paid at closing) and $122.7 million of debt (of which approximately $118.3 million, including interest and associated fees, was paid at closing). The purchase price also includes acquisition costs, assumed working capital and deferred income taxes. The Company borrowed $57.0 million under the then existing credit agreements to fund a portion of the debt pay-off. Upon consummation of the ATC Merger, the Company changed its name from American Tower Systems Corporation to American Tower Corporation.

In June 1998, the Company merged with a company owning a broadcasting tower in the Boston, Massachusetts area and issued 720,000 shares of Class A common stock valued at approximately $18.0 million to close the transaction. In addition, under a put agreement that was consummated in connection with the merger, the sellers have the right to require the Company to purchase, at any time prior to June 5, 1999, any or all shares of Class A common stock received pursuant to consummation of the merger for a purchase price equal to the then current market price. In connection with the public offering described in Note 8, the sellers sold 383,750 of the 720,000 shares in July 1998 reducing the Company's overall redemption obligation. Accordingly, the remaining 336,250 shares have been recorded as redeemable Class A common stock in the accompanying consolidated financial statements based on the December 31, 1998 fair market value of $29.5625 per share.

In October 1998, the Company acquired approximately 300 towers and certain tower related assets in six transactions for an aggregate purchase price of approximately $100.2 million. The most significant transactions included the acquisition of 166 Atlanta, Georgia area towers. These transactions included the acquisition of all the outstanding stock of Wauka Communications, Inc. and the assets of Grid Site Services, Inc. The consideration in these related transactions included the issuance of 1,430,881 shares of Class A common stock, subject to certain escrow adjustments. Included in the total 300 towers referenced above, the Company also required 137 communications sites and tower related assets in the four other transactions.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

In October 1998, the Company contributed cash and a tower aggregating $12.6 million to ATS-Needham LLC, (ATS Needham), a limited liability company in which ATC owned a 50.1% interest prior to such transactions. ATS Needham also sold certain assets to the minority interest party. As a result of these transactions, ATC now owns an 80% interest in ATS Needham.

1997 Acquisitions--During the year ended December 31, 1997, ATC acquired various communications sites, the assets of several affiliated site acquisition businesses, and two tower site management businesses located in southern California and South Carolina for an aggregate purchase price of approximately $180.4 million. The following describes the most significant acquisitions:

In October 1997, the Company acquired two affiliated entities operating approximately 110 tower sites and a tower site management business located principally in northern California for approximately $45.0 million.

In October 1997, the Company acquired 128 tower sites and certain video, voice, data and Internet transport operations for approximately $70.25 million.

In July 1997, the Company acquired the assets of three affiliated entities which owned and operated approximately fifty towers and a tower site management business in southern California for an aggregate purchase price of approximately $33.5 million.

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

Unaudited Pro Forma Operating Results--The operating results of these acquisitions have been included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred as of January 1, 1997 after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1997 or results which may occur in the future.

                                                               1998      1997
                                                             --------  --------
                                                              (In thousands,
                                                                  except
                                                              per share data-
                                                                unaudited)
   Operating revenues....................................... $126,919  $116,288
   Loss before extraordinary losses.........................  (53,755)  (41,412)
   Net loss.................................................  (62,647)  (42,106)
   Basic and diluted loss per common share..................    (0.67)    (0.53)

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

10. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and noncash investing and financing activities are as follows (in thousands):

                                                        1998    1997    1996
                                                      -------- ------  -------
Supplemental cash flow information:
  Cash paid during the period for interest (including
   amounts capitalized).............................. $ 23,011 $2,398  $    91
  Cash paid during the period for income taxes
   (including amounts paid to CBS)...................  212,196    125
Noncash investing and financing activities:
  Property, equipment and other assets transferred
   from ARS..........................................    6,489     51   11,103
  Property and equipment transferred to ARS..........            (724)
  Land transferred to Parent.........................                   (1,100)
  Deferred financing costs paid by ARS...............                    1,255
  Investment in affiliate paid by ARS................                      325
  Issuance of common stock and assumption of options
   for acquisitions..................................  392,226
  Increase in deferred tax assets from corporate tax
   restructuring.....................................  150,150
  Increase in due to CBS Corporation from estimated
   remaining tax liabilities.........................    5,021
  Adjustment to equity for CBS tax liability.........   61,715
  Accrual for final payment for OPM merger...........   21,914
  Tax benefit from disposition of stock options
   recorded to additional paid in capital............    1,223
Details of acquisitions financed by ARS..............
  Purchase price of net assets acquired..............                   20,954
  Liabilities assumed................................                   (2,220)
  Stock issued by ARS................................                   (8,153)
                                                                       -------
  Cash paid by ARS...................................                   10,581
  Less: cash acquired................................                   (1,600)
                                                                       -------
  Net cash paid by ARS for acquisitions..............                  $ 8,981
                                                                       =======

11. BUSINESS SEGMENTS

The Company operates in three business segments: tower rental and management
(TRM), Services, and video, voice, data and Internet transmission services
(VVDI). The TRM segment provides for leasing and subleasing of antennae sites on multi-tenant towers for a diverse range of wireless communication industries, including personal communication services, paging, cellular, enhanced specialized mobile radio, specialized mobile radio and fixed microwave, as well as radio and television broadcasters. The Services segment offers a broad range of network development services, including network design, site acquisition and construction, zoning and other regulatory approvals, tower construction and antennae installation. The VVDI segment offers transmission services in the New York City to Washington, D.C. corridor and in Texas.

The accounting policies applied in compiling segment information below are similar to those described in Note 1. In evaluating financial performance, management focuses on operating profit (loss) excluding depreciation and amortization and corporate general and administrative expenses. This measure of operating profit (loss) is also before tower separation expenses, interest income, interest expense, minority interest in net earnings (loss) of subsidiaries, income taxes and extraordinary items.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

The Company's reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources and marketing strategies. All segments operate exclusively in the United States. In addition, all reported segment revenues are generated from external customers.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column below represents amounts excluded from specific segments such as income taxes corporate general and administrative expenses, tower separation expenses, depreciation and amortization and interest. In addition, other also includes corporate assets such as cash and cash equivalents, tangible and intangible assets, and income tax accounts which have not been allocated to specific segments (in thousands).

                                 TRM    Services  VVDI    Other      Total
                               -------- -------- ------- --------  ----------
1998
Revenues...................... $ 60,505 $23,315  $19,724           $  103,544
Income (loss) before benefit
 (provision) for income taxes
 and extraordinary losses.....   31,050   3,836    6,907 $(84,234)    (42,441)
Assets........................  979,349  91,444   64,359  367,191   1,502,343
Capital expenditures..........  118,926      61    3,405    4,063     126,455
Depreciation and
 amortization.................   37,698   7,038    4,887    2,441      52,064
1997
Revenues...................... $13,302  $ 2,122  $ 2,084           $   17,508
Income (loss) before benefit
 (provision) for income taxes
 and extraordinary losses.....    7,222     762      811 $(10,844)     (2,049)
Assets........................  223,202  12,032   13,549    6,574     255,357
Capital expenditures..........   20,145      19       69      381      20,614
Depreciation and
 amortization.................    4,583   1,073      556      114       6,326
1996
Revenues...................... $  2,897                            $    2,897
Income (loss) before benefit
 (provision) for income taxes
 and extraordinary losses.....    1,455                  $ (1,889)       (434)
Assets........................   36,691                       426      37,117
Depreciation and
 amortization.................      990                                   990

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

12. OTHER TRANSACTIONS

 Consummated Transactions:

February Offering: On February 9, 1999, American Tower completed a public offering (the February Offering) of 25,700,000 shares of Class A common stock, $.01 par value per share (including 1,700,000 shares sold by ATC pursuant to the exercise in full of the underwriters' over-allotment option) at $25.00 per share. Certain selling stockholders sold an additional 1,300,000 shares in the offering. ATC's net proceeds of the offering (after deduction of the underwriting discount and estimated offering expenses) were approximately $619.3 million. ATC invested the proceeds in short-term investment grade securities. ATC will continue to use such investments together with borrowings under the Credit Facilities to fund acquisitions and construction activities.

February Private Placement: On February 9, 1999, American Tower consummated the sale (the February Private Placement) of 500,000 shares of Class A common stock to Credit Suisse First Boston Corporation at $26.31 per share, the closing price of the Class A common stock on the New York Stock Exchange
(NYSE) on February 4, 1999, the date the stock purchase agreement was executed. In connection with such sale, Credit Suisse First Boston Corporation was granted certain registration rights. ATC invested the proceeds of approximately $13.2 million in short-term investment grade securities. ATC will continue to use such investments together with borrowings under the Credit Facilities to fund acquisitions and construction activities.

Consummated Acquisitions: Since January 1, 1999, ATC has acquired various communications sites and businesses for an aggregate preliminary purchase price of approximately $746.0 million, including the issuance of approximately
20.7 million shares of Class A common stock valued (at the time of the relevant agreement) at $454.8 million. The most significant transactions are described below as the Omni Merger and TeleCom Merger.

Omni Merger: In February 1999, ATC consummated the Agreement and Plan of Merger dated November 16, 1998 (the Omni Merger Agreement) with OmniAmerica, Inc., (Omni), and ATI, pursuant to which Omni merged with and into ATI, which was the surviving corporation (the Omni Merger). Omni owns, manages and develops multi-use telecommunications sites for radio and television broadcasting, paging, cellular, PCS and other wireless technologies and offers nationwide, turn-key tower construction and installation services through its Specialty Constructors subsidiary. Omni owns or co-owns 223 towers in 24 states including 12 towers on ten sites managed for third-party owners. Pursuant to the Omni Merger, Omni stockholders received 1.1 shares of ATC Class A common stock for each share of Omni common stock. In the aggregate, ATC exchanged approximately 16.8 million shares of ATC Class A common stock in exchange for the approximately 15.2 million shares of Omni common stock, plus the assumption of debt of which approximately $94.3 million was paid off at closing. Consideration for the merger also included the assumption of employee stock options exercisable for approximately 1.0 million shares of ATC Class A common stock.

TeleCom Merger: In February 1999, ATC consummated the Agreement and Plan of Merger dated November 16, 1998 (the TeleCom Merger Agreement) with TeleCom Towers, L.L.C., (TeleCom) and ATI, pursuant to which a newly organized subsidiary of ATI merged with and into TeleCom, which was the surviving corporation (the TeleCom Merger). TeleCom owns, or co-owns, approximately 271 towers and manages another 121 revenue-generating sites in 27 states. Pursuant to the TeleCom Merger Agreement, as amended on December 18, 1998, ATC paid a purchase price of approximately $188.9 million, subject to adjustment for closing date working capital. ATC paid approximately $60.1 million in cash, issued approximately 3.9 million shares of Class A common stock and assumed approximately $48.4 million of debt, of which approximately $44.2 million was paid at closing.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


 Pending Transactions:

ATC is a party to various agreements relating to the acquisition and construction of towers for third parties which involve an aggregate purchase price (a portion of which is payable in shares of Class A common stock) of between $6.0 million and $30.0 million, depending, in certain cases, on the cash flow of the towers to be acquired and the actual number of towers to be built. Such transactions are subject to the satisfaction of customary closing conditions, including, possibly, the expiration or earlier termination of the HSR Act waiting period and most are scheduled to close in the spring or summer of 1999.

The Company is also pursuing the acquisitions of tower properties and tower businesses in new and existing locations although there are no definitive material agreements with respect thereto.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 1998 and 1997 is as follows:

                                               Three Months Ended
                                  ---------------------------------------------
                                             June
                                  March 31,   30,    September 30, December 31,
                                  --------- -------  ------------- ------------
                                     (in thousands, except per share data)
1998:
Operating revenues..............   $17,925  $23,082     $30,478      $ 32,059
Gross profit(1).................       628   (1,210)     (3,457)       (6,232)
Loss before extraordinary
 items..........................    (1,527) (18,417)     (5,958)      (12,048)
Net loss........................    (1,527) (19,799)    (13,468)      (12,048)
Basic and diluted per common
 share:(2)
 Loss before extraordinary
  losses........................    ($0.03)  ($0.33)     ($0.06)       ($0.11)
 Net loss.......................    ($0.03)  ($0.35)     ($0.13)       ($0.11)
1997:
Operating revenues..............   $ 1,366  $ 2,015     $ 4,521      $  9,606
Gross profit(1).................       324      426         857           862
Loss before extraordinary item..       (58)    (106)       (544)         (868)
Net loss........................       (58)    (106)       (544)       (1,562)
Basic and diluted per common
 share:(2)
 Loss before extraordinary
  loss..........................    ($0.00)  ($0.00)     ($0.01)       ($0.02)
 Net loss.......................    ($0.00)  ($0.00)     ($0.01)       ($0.03)

--------
(1) Represents operating revenues less operating expenses excluding corporate general and administrative expenses and tower separation expenses.
(2) Prior to June 4, 1998 (the ATC Separation), basic and diluted loss per common share information is computed using the 48,732,000 shares that were outstanding upon consummation of the ATC Separation.

                                    * * * *

                                 EXHIBIT INDEX

  Listed below are the exhibits which are filed as part of this Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K). Each exhibit marked by a (*) is incorporated by reference to ATC's Registration Statement on Form S-4 (File No. 333-46025) filed on February 10, 1998. Each exhibit marked by a (+) is incorporated by reference to ATC's Registration Statement on Form S-1 (File No. 333-50111) filed on May 8, 1998. Each exhibit marked by a (++) is incorporated by reference to the filing of Amendment No. 2 to ATC's Registration Statement on Form S-1 (File No. 333-52481) filed on June 30, 1998. Each exhibit marked by a (**) is incorporated by reference to the filing of ATC's Current Report on Form 8-K filed on November 30, 1998. Each exhibit marked by a (***) is incorporated by reference to the filing of ATC's Current Report on Form 8-K filed on January 8, 1999. Each exhibit marked by a (+++) is incorporated by reference to ATC's Registration Statement on Form S-4 (File No. 333-76083) filed on January 15, 1999. Each Exhibit marked by a (++++) is incorporated by reference from Registration Statement (333-70881) on January 21, 1999. Each exhibit marked by a (****) is incorporated by reference to the filing of Amendment No. 1 to ATC's Registration Statement on Form S-1 (File No. 333-70881) filed on February 3, 1999. Each exhibit marked by a (+++++) is incorporated by reference to the filing of ATC's Current Report on Form 8-K/A filed on March 18, 1999. Exhibit numbers in parenthesis refer to the exhibit number in the applicable filing.

 Exhibit
   No.                 Description of Document                 Exhibit File No.
 -------               -----------------------                 ----------------
 2.1     Amendment No. 1 to Agreement and Plan of Merger,
          dated as of January 22, 1998, among ATS, American
          Tower Systems (Delaware), Inc., a Delaware
          corporation (formerly known as American Tower
          Systems, Inc.), Gearon and the Gearon
          Stockholder.......................................   (*2.2)

 2.2     Agreement and Plan of Merger, dated as of November
          16, 1998, by and among ATC, American Towers, Inc.,
          a wholly owned subsidiary of ATC and a Delaware
          corporation ("ATI"), and OmniAmerica, Inc., a
          Delaware corporation (Schedules and Exhibits
          omitted)..........................................   (**2.1)

 2.3     Agreement and Plan of Merger, dated as of November
          16, 1998, by and among ATC, ATI and TeleCom
          Towers, L.L.C., a Delaware limited liability
          company ("TeleCom") (Schedules and Exhibits
          omitted)..........................................   (**2.2)

 2.4     Amended and Restated Agreement and Plan of Merger,
          dated as of December 18, 1998, by and among ATC,
          ATI, ATC Merger Corporation, a Delaware
          corporation ("ATMC"), and TeleCom (Schedules and
          Exhibits omitted).................................   (***2.1)

 2.5     Amendment to the Amended and Restated Agreement and
          Plan of Merger, dated as of December 23, 1998, by
          and among ATC, ATI, ATMC, and TeleCom.............   (***2.2)

 2.6     Amendment to the Amended and Restated Agreement and
          Plan of Merger, dated as of February 26, 1999, by
          and among ATC, ATI, ATMC and TeleCom .............   (+++++2.1)

 3(i).1  Restated Certificate of Incorporation of ATC, as
          filed with the Secretary of State of the State of
          Delaware on June 5, 1998..........................   (++3(i).1)

 3(i).2  Certificate of Designation relating to Exchange
          Pay-In-Kind Preferred Stock as filed with the
          Secretary of State of the State of Delaware on
          June 4, 1998......................................   (++3(i).2)

 3(i).3  Certificate of Designation relating to Series A
          Redeemable Pay-In-Kind Preferred Stock, as filed
          with the Secretary of State of the State of
          Delaware on June 4, 1998..........................   (++3(i).3)

 Exhibit                                                          Exhibit File
   No.                  Description of Document                       No.
 -------                -----------------------                   ------------
 3(ii).1 By-Laws of ATC.......................................   Filed herewith
                                                                 as Exhibit
                                                                 3(ii).1

 10.1    Parent Loan Agreement, dated as of June 16, 1998, by
          and among ATC, Toronto Dominion (Texas), Inc., as
          Administrative Agent, and the Lenders parties
          thereto (the "Parent Loan Agreement")...............   (++10.1)

 10.1A   First Amendment to the Parent Loan Agreement, dated
          as of October 30, 1998, by and among ATC, Toronto
          Dominion (Texas), Inc., as Administrative Agent, and
          the Lenders Parties thereto.........................   (+++10.1A)

 10.2A   ATS Facility A Loan Agreement, dated as of June 16,
          1998 among American Tower Systems, L.P. ("ATSLP")
          and ATSI, as borrowers, and Toronto Dominion
          (Texas), Inc., as Administrative Agent, and the
          Banks parties thereto (the "Facility A Loan
          Agreement").........................................   (++10.2A)

 10.2B   ATS Facility B Loan Agreement, dated as of June 16,
          1998, by and among ATSLP and ATSI, as borrowers, and
          Toronto Dominion (Texas), Inc., and the Banks
          parties thereto (the "Facility B Loan Agreement")...   (++10.2B)

 10.3    First Amendment to the ATS Facility A Loan Agreement,
          dated as of October 30, 1998 among ATSLP and ATI, as
          borrowers, and Toronto Dominion (Texas), Inc., as
          Administrative Agent, and the Banks parties
          thereto.............................................   (+++10.3)

 10.4    First Amendment to the ATS Facility B Loan Agreement,
          dated as of October 30, 1998 among ATSLP and ATI, as
          borrowers, and Toronto Dominion (Texas), Inc., as
          Administrative Agent, and the Banks parties
          thereto.............................................   (+++10.4)

 10.5    American Tower Systems Corporation 1997 Stock Option
          Plan, dated as of November 5, 1997, as amended and
          restated on April 27, 1998..........................   (+10.26)

 10.6    American Tower Systems Corporation Stock Purchase
          Agreement, dated as of January 8, 1998, by and among
          ATC and the Purchasers..............................   (*10.27)

 10.7    Employment Agreement, dated as of January 22, 1988,
          by and between ATI and J. Michael Gearon, Jr........   (*10.28)

 10.8    Letter of Agreement, dated as of April 13, 1998, by
          and between ATC and Douglas Wiest...................   (+++10.22)

 10.9    ARS-ATS Separation Agreement, dated as of June 4,
          1998 by and among American Radio Systems
          Corporation, a Delaware Corporation ("ARS"), ATC,
          and CBS Corporation.................................   (++10.30)
 10.10   Securities Purchase Agreement, dated as of June 4,
          1998, by and among ATC, Credit Suisse First Boston
          Corporation and each of the Purchasers named
          therein.............................................   (++10.30)
 10.11   Registration Rights Agreement, dated as of June 4,
          1998, by and among ATC, Credit Suisse First Boston
          Corporation and each of the Parties named therein...   (++10.31)

 Exhibit                                                           Exhibit File
   No.                   Description of Document                       No.
 -------                 -----------------------                   ------------
 10.11   Registration Rights Agreement, dated as of January 22,   Incorporated
          1998, by and among ATC and each of the Parties named    by reference
          therein..............................................   to Exhibit
                                                                  10.3 from the
                                                                  Company's
                                                                  Quarterly
                                                                  Report on Form
                                                                  10-Q (File No.
                                                                  001-14194)
                                                                  dated August
                                                                  14, 1998
 10.12   Stock Purchase Agreement, dated as of February 4,        Filed herewith
          1999, by and among ATC and Credit Suisse First Boston   as Exhibit
          Corporation..........................................   10.13
 10.13   Registration Rights Agreement, dated as of February 4,   Filed herewith
          1999, by and among ATC and Credit Suisse First Boston   as Exhibit
          Corporation .........................................   10.14
 10.14   Amended and Restated Registration Rights Agreement,      (+++++10.1)
          dated as of February 25, 1999, by and among ATC and
          each of the Parties named therein....................
 21      Subsidiaries of ATC...................................   Filed herewith
                                                                  as Exhibit 21
 23      Independent Auditors' Consent--Deloitte & Touche LLP..   Filed herewith
                                                                  as Exhibit 23
 27      Financial Data Schedule...............................   Filed herewith
                                                                  as Exhibit 27