Form 10-Q
period 1999-03-31
AMERICAN TOWER CORP /MA/
filed 1999-05-17
CIK 1053507

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark One):
[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934. For the quarterly period ended March 31, 1999.

[_]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                       Commission File Number: 001-14195

                               ----------------

                          AMERICAN TOWER CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                              65-0723837
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

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

                                                                Outstanding at
Class of Common Stock                                           April 30, 1999
---------------------                                         ------------------
Class A Common Stock......................................... 144,242,379 shares
Class B Common Stock.........................................   8,913,773 shares
Class C Common Stock.........................................   2,422,804 shares
                                                              ------------------
Total........................................................ 155,578,956 shares
                                                              ==================

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           AMERICAN TOWER CORPORATION

                                     INDEX


                         PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

                                                                        Page No.
                                                                        --------
  Condensed Consolidated Balance Sheets
   March 31, 1999 and December 31, 1998...............................       3
  Condensed Consolidated Statements of Operations
   Three months ended March 31, 1999 and 1998.........................       4
  Condensed Consolidated Statements of Cash Flows
   Three months ended March 31, 1999 and 1998.........................       5
  Notes to Condensed Consolidated Financial Statements................       6
Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................      11
Item 3. Quantitative and Qualitative Disclosures About Market Risk....      17

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................   18
Item 2. Changes in Securities and Use of Proceeds.........................   18
Item 6. Exhibits and Reports on Form 8-K..................................   18
        Signatures........................................................   20

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS--UNAUDITED
                       (In thousands, except share data)

                                                       March 31,   December 31,
                                                          1999         1998
                                                       ----------  ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................... $  483,263   $  186,175
  Accounts receivable, net of allowance for doubtful
   accounts of $1,685 and $1,230, respectively .......     32,052       15,506
  Prepaid and other current assets....................      8,018        4,065
  Inventories.........................................      3,950
  Cost in excess of billings on uncompleted con-
   tracts.............................................      8,394        1,344
  Deferred income taxes...............................        495          495
  Due from CBS Corporation............................      3,665
                                                       ----------   ----------
    Total current assets..............................    539,837      207,585
                                                       ----------   ----------
PROPERTY AND EQUIPMENT, net...........................    642,638      449,476
GOODWILL AND OTHER INTANGIBLE ASSETS, net.............  1,204,414      718,575
NOTES RECEIVABLE......................................      9,207        7,585
DEPOSITS AND OTHER LONG-TERM ASSETS...................     11,744        9,406
INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES ...........      4,478          298
DEFERRED INCOME TAXES.................................    116,219      109,418
                                                       ----------   ----------
TOTAL................................................. $2,528,537   $1,502,343
                                                       ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt................... $    2,470   $    1,652
  Accounts payable....................................      8,955        6,696
  Accrued expenses....................................     25,471       11,347
  Accrued tower construction costs....................     18,565       16,099
  Accrued interest....................................      2,782        1,132
  Unearned income.....................................      7,552        6,610
  Billings in excess of costs on uncompleted contracts
   ...................................................        493
  Accrued separation expenses.........................                   5,058
  Due to CBS Corporation..............................                  45,127
  Accrued acquisition purchase price..................                  21,914
                                                       ----------   ----------
    Total current liabilities.........................     66,288      115,635
                                                       ----------   ----------
LONG-TERM DEBT........................................    285,401      279,477
OTHER LONG-TERM LIABILITIES...........................      1,981        1,429
                                                       ----------   ----------
    Total liabilities.................................    353,670      396,541
                                                       ----------   ----------
MINORITY INTEREST IN SUBSIDIARIES.....................      4,053        4,116
                                                       ----------   ----------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CLASS A COMMON STOCK:
    $.01 par value, 336,250 shares issued and
     outstanding; at estimated redemption values of
     $24.50 and $29.56 per share, respectively........      8,238        9,940
                                                       ----------   ----------
STOCKHOLDERS' EQUITY:
  Preferred Stock; $0.01 par value; 20,000,000 shares
   authorized; no shares issued or outstanding........
  Class A Common Stock; $.01 par value; 300,000,000
   shares authorized; 143,947,211 and 96,291,111
   shares issued and outstanding, respectively........      1,439          963
  Class B Common Stock; $.01 par value; 50,000,000
   shares authorized; 8,938,773 and 9,001,060 shares
   issued and outstanding, respectively...............         89           90
  Class C Common Stock; $.01 par value; 10,000,000
   shares authorized; 2,422,804 and 3,002,008 shares
   issued and outstanding, respectively...............         24           30
  Additional paid-in capital..........................  2,221,754    1,140,365
  Accumulated deficit.................................   (59,202)      (49,702)
                                                       ----------   ----------
    Total.............................................  2,164,104    1,091,746
    Less: Treasury stock (76,403 shares at cost)......     (1,528)
                                                       ----------   ----------
    Total stockholders' equity........................  2,162,576    1,091,746
                                                       ----------   ----------
TOTAL ................................................ $2,528,537   $1,502,343
                                                       ==========   ==========

            See notes to condensed consolidated financial statements

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS--UNAUDITED
                     (In thousands, except per share data)

                                                            Three Months
                                                           Ended March 31,
                                                          ------------------
                                                            1999      1998
                                                          --------  --------
REVENUES:
  Rental and management.................................. $ 25,516  $  9,508
  Services...............................................   10,826     5,275
  Video, voice, data and Internet transmission...........    6,066     3,142
                                                          --------  --------
    Total revenues.......................................   42,408    17,925
                                                          --------  --------
OPERATING EXPENSES:
  Operating expenses excluding depreciation and amortiza-
   tion
   and corporate general and administrative expenses:
    Rental and management................................   11,672     4,899
    Services.............................................    9,253     4,544
    Video, voice, data and Internet transmission.........    4,245     2,052
  Depreciation and amortization..........................   24,669     5,802
  Corporate general and administrative expenses..........    1,840       541
                                                          --------  --------
    Total operating expenses.............................   51,679    17,838
                                                          --------  --------
(LOSS) INCOME FROM OPERATIONS............................   (9,271)       87
                                                          --------  --------
OTHER INCOME (EXPENSE):
  Interest expense.......................................   (6,001)   (2,430)
  Interest income and other, net.........................    4,949       865
  Minority interest in net earnings of subsidiaries......       (3)      (79)
                                                          --------  --------
TOTAL OTHER EXPENSE......................................   (1,055)   (1,644)
                                                          --------  --------
LOSS BEFORE INCOME TAXES.................................  (10,326)   (1,557)
INCOME TAX BENEFIT.......................................      826        30
                                                          --------  --------
NET LOSS................................................. $ (9,500) $ (1,527)
                                                          ========  ========
BASIC AND DILUTED NET LOSS PER COMMON SHARE AMOUNTS...... $   (.07) $   (.03)
                                                          ========  ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...............  131,269    48,732(A)
                                                          ========  ========

--------
(A) Represents shares outstanding upon consummation of the ATC Separation. See Notes 1 and 2.


           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--UNAUDITED
                                 (In thousands)

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES..... $  8,568  $ (1,737)
                                                            --------  --------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Payments for purchase of property and equipment and
   construction activities.................................  (45,380)  (12,690)
  Payments for acquisitions, net of cash acquired.......... (108,327)  (71,069)
  Acquisition escrow return--cash..........................    2,735
  Advances of notes receivable.............................     (991)   (6,000)
  Proceeds from notes receivable...........................              2,000
  Deposits and other long-term assets......................   (4,190)   (4,076)
                                                            --------  --------
Cash used for investing activities......................... (156,153)  (91,835)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities.......................             67,000
  Repayment of notes payable and credit facilities......... (137,725)      (27)
  Net proceeds from equity offerings and stock options.....  632,464    30,023
  Cash transfers to CBS Corporation........................  (50,000)
  Contributions from ARS...................................             28,685
  Cash transfers to ARS....................................            (29,800)
  Distributions to minority interest.......................      (66)     (105)
                                                            --------  --------
Cash provided by financing activities......................  444,673    95,776
                                                            --------  --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..................  297,088     2,204
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............  186,175     4,595
                                                            --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD................... $483,263  $  6,799
                                                            ========  ========
CASH PAID FOR INCOME TAXES................................. $    223  $     20
                                                            ========  ========
CASH PAID FOR INTEREST..................................... $  5,381  $  1,195
                                                            ========  ========
NON-CASH TRANSACTIONS:
  Contribution of property and equipment and other assets
   from ARS................................................           $  4,729
  Issuance of common stock and assumption of options for
   acquisitions............................................ $448,301  $ 48,000
  Increase in deferred tax assets from corporate
   restructuring...........................................           $125,210
  Issuance of notes receivable to stockholders.............           $ 49,375
  Increase in due to CBS Corporation from estimated
   remaining tax liabilities............................... $  1,115
  Adjustment to redemption value of redeemable Class A
   common stock............................................ $  1,702
  Escrow return -- treasury stock.......................... $  1,528

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED


1.Basis of Presentation and Accounting Policies

  The accompanying condensed consolidated financial statements have been prepared by American Tower Corporation (the Company or American Tower) (formerly American Tower Systems Corporation), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's 1998 Annual Report on Form 10-K filed with the SEC on March 19, 1999.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying condensed consolidated financial statements.

  Revenue Recognition--Rental and management revenues are recognized when earned. Escalation clauses and other incentives present in lease agreements with the Company's customers are recognized on a straight-line basis over the term of the lease.

  Service revenues from site selection, construction, and construction management activities are derived under service contracts with customers which provide for billings on a time and materials or fixed price basis. Revenues are recognized as services are performed with respect to the time and materials contracts. Revenues are recognized using the percentage-of-completion method for fixed price contracts, measured by the percentage of contract costs incurred to date compared to estimated total contract costs. Costs in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed. Billings in excess of costs on uncompleted contracts represent billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

  Revenues from component sales are recognized upon shipment to the customer. Accruals for estimated sales returns are estimated, based on historical experience, and recorded at the time of sale.

  Video, voice, data and Internet transmission revenues are recognized as such services are provided. Amounts billed or received prior to services being performed are deferred until such time as the revenue is earned.

  Inventories--Inventories, which consist primarily of raw material component parts, are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) basis.

  Goodwill and Other Intangible Assets--Goodwill and other intangible assets represent principally the excess of purchase price over the estimated fair value of net assets acquired and the value of existing site rental customer contracts, deferred financing costs, deferred acquisition costs and non-competition agreements. The condensed consolidated financial statements reflect the preliminary allocation of certain purchase prices as the appraisals for some acquisitions have not yet been finalized. The final allocation of these purchase prices is not expected to have a material effect on the Company's consolidated results of operations, liquidity or financial position.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED


  Loss Per Common Share--Basic and diluted income or loss per common share have been determined in accordance with Statement of Financial Accounting Standards
(FAS) No. 128, "Earnings Per Share," whereby basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by adjusting the weighted average number of common shares for dilutive potential common shares outstanding during the period, if any. In computing diluted per share amounts, the Company uses the treasury stock method, whereby unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Shares outstanding upon the consummation of the ATC Separation (as defined below) are assumed to be outstanding for all periods prior to June 4, 1998. Shares issuable upon exercise of options have been excluded from the computation of diluted income or loss per common share as the effect is anti-dilutive. Had options been included in the computation, shares for the diluted computation would have increased by approximately 5.3 and 3.9 million for the three month periods ended March 31, 1999 and 1998, respectively.

  Reclassifications--Certain reclassifications have been made to the 1998 condensed consolidated financial statements to conform to the 1999 presentation.

2. ATC Separation

  As disclosed in the Company's 1998 Annual Report on Form 10-K, the Company was formerly a wholly-owned subsidiary of American Radio Systems Corporation
(ARS) until its spin-off from ARS on June 4, 1998 (the ATC Separation). As part of the ATC Separation, the Company is required to reimburse CBS Corporation
(CBS) for certain tax liabilities incurred by ARS related to the transaction. As of December 31, 1998 the Company had paid approximately $212.0 million to CBS. The Company will be required to make additional payments to CBS upon the conversion of ARS 7% Convertible Debentures (the ARS Convertible Debentures) by the holders thereof. The Company estimates that its remaining reimbursement obligation to CBS with respect to taxes on known conversions is approximately $6.2 million as of March 31, 1999. The Company estimates that its reimbursement obligation to CBS with respect to taxes on unknown conversions would be approximately $13.9 million. Such estimate is based on an estimated fair market value of the Class A common stock, on April 21, 1999, of $24.87 per share. The Company's obligation for such conversions would change by approximately $1.0 million for each $1.00 change in such fair market value. The Company has provided CBS with security of $9.8 million in cash (which may be replaced at the Company's option with a letter of credit) to offset against future tax reimbursement. Such deposit, along with the estimated liability on known ARS Convertible Debenture conversions, is recorded as "Due from CBS" in the accompanying March 31, 1999 condensed consolidated balance sheet.

  The ATC Separation also provided for closing balance sheet adjustments based on the working capital, as defined, and debt levels of ARS as of June 4, 1998. The Company's preliminary estimate was that such adjustments would not exceed $50.0 million. In February 1999, the Company paid $50.0 million to CBS in settlement of all amounts due with respect to such adjustments, including interest. As part of such settlement, the Company also agreed to indemnify CBS and ARS with respect to certain tax matters affecting ARS prior to the ATC Separation. See the Company's 1998 Annual Report on Form 10-K for more detailed discussion related to the ATC Separation.

3. Income Taxes

  The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year for each tax reporting entity. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED


4. Stockholders' Equity

  Secondary Public Offering: In February 1999, the Company completed a secondary public offering of 25,700,000 shares of Class A common stock, $.01 par value per share (including 1,700,000 shares sold by the Company pursuant to the exercise in full of the underwriters over-allotment option) at $25.00 per share. Certain selling stockholders sold an additional 1,300,000 shares in the offering. The Company's net proceeds of the offering (after deduction of the underwriting discount and offering expenses) was approximately $618.0 million. The Company invested the proceeds in short-term investment grade securities. The Company has and will use such proceeds, together with borrowings under its existing credit facilities, to fund future acquisitions and construction activities.

  Private Placement: In February 1999, the Company consummated the sale of 500,000 shares of Class A common stock to Credit Suisse First Boston Corporation at $26.31 per share. In connection with such sale, Credit Suisse First Boston Corporation was granted certain registration rights. The Company invested the proceeds of approximately $13.1 million in short-term investment grade securities. The Company has and will use such proceeds, together with borrowings under its exisiting credit facilities, to fund future acquisitions and construction activities.

5. Acquisitions

  General--The acquisitions consummated during the first quarter of 1999 have been accounted for by the purchase method of accounting. The purchase prices have been allocated to the net assets acquired, principally intangible and tangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill and other intangible assets. For certain acquisitions the condensed consolidated financial statements reflect the preliminary allocation of purchase prices as the appraisal of the assets acquired has not been finalized. The Company does not expect any changes in depreciation and amortization, as a result of such appraisals, to be material to the consolidated results of operations.

  Omni Merger: In February 1999, the Company consummated the Agreement and Plan of Merger, dated as of November 16, 1998 (the Omni Merger) with OmniAmerica, Inc. (Omni). Omni owned, managed and constructed multi-use telecommunications sites for radio and television broadcasting, paging, cellular, PCS and other wireless technologies and offered nationwide, turn-key tower construction and installation services. Pursuant to the Omni Merger agreement, Omni stockholders received 1.1 shares of the Company's Class A common stock for each share of Omni common stock. In the aggregate, the Company exchanged approximately 16.8 million shares of Class A common stock for approximately 15.2 million shares of Omni common stock, plus the assumption of $96.6 million of debt, of which $94.3 million (inclusive of interest and fees) was paid at closing. In addition, the Company assumed certain Omni employee stock options which were converted into options to purchase approximately 1.0 million shares of the Company's Class A common stock. Total merger consideration was approximately $366.5 million.

  TeleCom Merger: In February 1999, the Company consummated the Agreement and Plan of Merger, dated as of November 16, 1998 (the TeleCom Merger) with TeleCom Towers, L.L.C. (TeleCom). Total merger consideration of approximately $144.2 million included the issuance of 3.9 million shares of Class A common stock and $60.1 million of cash. As part of the Telecom Merger, the Company also assumed approximately $48.4 million of debt, of which $44.2 million was paid at closing and $3.9 million was paid subsequent to March 31, 1999. The Telecom Merger is also subject to a closing balance sheet working capital adjustment, of which an estimate of $3.2 million has been accrued in the accompanying March 31, 1999 condensed consolidated balance sheet. Final resolution of the working capital adjustment is not expected to be material to the accompanying condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED


  In addition to the above, the Company also consummated a number of tower related asset purchases during the first quarter of 1999. Total consideration in connection with these transactions was approximately $39.0 million.

  During 1999, the Company adjusted the initial purchase prices related to certain 1998 acquisitions. Such adjustment includes a return of escrow related to the acquisitions of Wauka Communications, Inc. and Grid Site Services, Inc. The total escrow returned was valued at approximately $4.3 million, a portion of which was previously issued shares of Class A common stock valued at approximately $1.5 million. The Company has recorded the $1.5 million as treasury stock in the accompanying March 31, 1999 condensed consolidated balance sheet.

  The following unaudited pro forma summary for the three months ended March 31, 1999 and 1998 presents the condensed consolidated results of operations as if the 1999 acquisitions discussed above had occurred as of January 1, 1998 after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1998 or of results which may occur in the future.

In thousands, except per share data:

                                                    Three Months   Three Months
                                                       Ended          Ended
                                                   March 31, 1999 March 31, 1998
                                                   -------------- --------------
  Revenues........................................    $ 54,581       $37,249
  Net loss........................................    $(14,513)      $(9,074)
  Basic and diluted net loss per common share.....    $   (.10)      $  (.13)

  Since April 1, 1999, the Company has acquired and made investments in several communication sites and businesses for an aggregate preliminary purchase price of $9.6 million.

In addition, the Company is also party to various agreements relating to the acquisition of assets and construction of towers for third parties for an estimated aggregate cost of approximately $122.8 million. Such transactions are subject to the satisfaction of customary closing conditions, which are expected to be met in the second and third quarters of 1999.

The Company is also pursuing the acquisition of tower properties and tower businesses in new and existing locations, although no definitive material agreements have been agreed to with respect to any such acquisitions.

6. Business Segments

  The Company operates in three business segments; rental and management (RM), services (Services), and video, voice, data and Internet transmission services
(VVDI). The RM segment provides for leasing and subleasing of antennae sites on multi-tenant towers for a diverse range of wireless communication industries, including personal communication services, paging, cellular, enhanced specialized mobile radio, specialized mobile radio and fixed microwave, as well as radio and television broadcasters. The Services segment offers a broad range of network development services, including network design, site acquisition and construction, zoning and other regulatory approvals, component part sales, tower construction and antennae installation. The VVDI segment offers transmission services in the New York City to Washington, D.C. corridor and in Texas.

  The accounting policies applied in compiling segment information below are similar to those described in the Company's 1998 Annual Report filed on Form 10-K. In evaluating financial performance, management

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED

focuses on operating profit (loss), excluding depreciation and amortization and corporate general and administrative expenses. This measure of operating profit (loss) is also before interest income, interest expense, minority interest in net earnings (loss) of subsidiaries and income taxes.

  The Company's reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources and marketing strategies. All segments operate exclusively in the United States. In addition, all reported segment revenues are generated from external customers, as intersegment revenues are insignificant.

  Summarized financial information concerning the Company's reportable segments as of and for the three months ended March 31, 1999 and 1998, is shown in the following table. The "Other" column below represents amounts excluded from specific segments such as income taxes, corporate general and administrative expenses, depreciation and amortization and interest. In addition, "Other" also includes corporate assets such as cash and cash equivalents, tangible and intangible assets, and income tax accounts which have not been allocated to specific segments (in thousands).

                                 RM     Services  VVDI    Other      Total
                             ---------- -------- ------- --------  ----------
1999
Revenues.................... $   25,516 $ 10,826 $ 6,066           $   42,408
Operating profit (loss)
 before income taxes........ $   18,104 $  2,266 $ 3,978 $(34,674) $  (10,326)
Assets...................... $1,344,179 $467,703 $65,219 $651,436  $2,528,537
1998
Revenues.................... $    9,508 $  5,275 $ 3,142           $   17,925
Operating profit (loss)
 before income taxes........ $    4,594 $    731 $ 1,105 $ (7,987) $   (1,557)
Assets...................... $  285,671 $ 98,286 $13,338 $135,718  $  533,013

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  This discussion contains forward-looking statements, including statements concerning projections, plans, objectives, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. Various factors affect the Company's results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statement. Such factors include:

  . the outcome of our growth strategy,
  . future results of operations,
  . liquidity and capital expenditures,
  . construction and acquisition activities,
  . debt levels and the ability to obtain financing and service debt, . competitive conditions and regulatory developments in the communications site and wireless carrier industries,
  . projected growth of the wireless communications and wireless carrier industries, and
  . general economic conditions.

  As the Company was a wholly-owned subsidiary of ARS through June 4, 1998, the condensed consolidated financial statements for the three months ended March 31, 1998 may not reflect the results of operations or financial position of the Company had it been an independent public company during such period. Because of the Company's relatively brief operating history and the large number of recent acquisitions, the following discussion will not necessarily reveal all significant developing or continuing trends.

  The Company was formed in July 1995 to capitalize on the opportunity in the communications site industry. The Company is a leading independent owner, operator and developer of wireless communications towers in the United States. From January 1, 1999 through March 31, 1999, the Company has acquired various communications sites and businesses for an aggregate estimated purchase price of approximately $549.7 million, including the issuance of approximately 20.7 million shares of Class A common stock.

  Management expects that acquisitions consummated to date will have a material impact on future revenues, expenses and income from operations. In addition, the financial information presented below and elsewhere in this Form 10-Q does not reflect the impact of the construction program of the Company to any significant extent because most of that activity commenced in the last two quarters of 1998 and is expected to accelerate substantially during 1999.

Results of Operations

  As of March 31, 1999, the Company owned and/or operated approximately 3,400 communications sites, as compared to approximately 880 communications sites as of March 31, 1998. The acquisitions consummated in 1999 and 1998 have significantly affected operations for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. See the notes to the condensed consolidated financial statements for a description of the acquisitions consummated in 1999 and the Company's Annual Report on Form 10-K for acquisitions consummated in 1998 and prior.

Three months ended March 31, 1999 and 1998 (Dollars in thousands)--Unaudited

                                     Three months ended    Amount of Percentage
                                     --------------------  --------- ----------
                                          March 31,        Increase   Increase
                                     --------------------  --------- ----------
                                       1999       1998
                                     ---------  ---------
  Revenues:
  Rental and management ............ $  25,516  $   9,508   $16,008      168%
  Services..........................    10,826      5,275     5,551      105%
  Video, voice, data and Internet
   transmission.....................     6,066      3,142     2,924       93%
                                     ---------  ---------   -------    -----
  Total revenues....................    42,408     17,925    24,483      137%
                                     ---------  ---------   -------    -----
  Operating Expenses:
  Rental and management.............    11,672      4,899     6,773      138%
  Services..........................     9,253      4,544     4,709      104%
  Video, voice, data and Internet
   transmission ....................     4,245      2,052     2,193      107%
                                     ---------  ---------   -------    -----
  Total operating expenses excluding
     depreciation and
     amortization, and corporate
     general and administrative ex-
     pense..........................    25,170     11,495    13,675      119%
                                     ---------  ---------   -------    -----
  Depreciation and amortization.....    24,669      5,802    18,867      325%
  Corporate general and administra-
   tive expenses....................     1,840        541     1,299      240%
  Interest expense..................     6,001      2,430     3,571      147%
  Interest income and other, net....     4,949        865     4,084      472%
  Minority interest in net earnings
   of subsidiaries..................        (3)       (79)       76       96%
  Income tax benefit................       826         30      (796)   2,653%
                                     ---------  ---------   -------    -----
  Net loss.......................... $  (9,500) $  (1,527)  $(7,973)     522%
                                     =========  =========   =======    =====

 Rental and Management Revenue

  Rental and management revenue for the three months ended March 31, 1999, was $25.5 million, an increase of $16.0 million from the three months ended March 31, 1998. The majority of the increase, $11.9 million, is attributable to revenue generated from acquisitions consummated and/or towers constructed during 1999 and the latter part of 1998. In addition, approximately $2.0 million of the total increase is a result of one month of revenue generated from the Omni and Telecom mergers which were consummated in late February 1999. The remaining factor contributing to the increase is the growth in revenue of $2.1 million in the first quarter of 1999 for towers that existed in the first quarter of 1998.

 Services Revenue

  Services revenue for the three months ended March 31, 1999, was $10.8 million, an increase of $5.6 million from revenues for the three months ended March 31, 1998. The primary reason for the increase is due to the $6.4 million of revenue generated in the first quarter of 1999 as a result of the Omni Merger. The increase from the Omni Merger is offset by a decrease in revenues generated from the Company's existing services business of approximately $0.8 million. This decrease is a direct result of the Company's shift in focus on site acquisition, development and construction of towers for its own use ("Build-to-Suit") from its previous focus on development and construction of towers for sale to outside customers. The Company expects to continue its focus on Build-to-Suit activity in the forseeable future, thus resulting in a continuing decline in revenues applicable to this portion of the Services business.

 Video, Voice, Data and Internet Transmission Revenue

  Video, voice, data and Internet transmission (VVDI) revenue for the three months ended March 31, 1999, was $6.1 million, an increase of $2.9 million from revenues for the three months ended March 31, 1998. The primary reason for the increase is attributed to approximately $2.4 million of additional revenues generated from the acquisition of Washington International Teleport which closed in the second quarter of 1998. The remaining component of the increase ($0.5 million) is due to growth in the overall VVDI business existing at March 31, 1998.

 Rental and Management, Services and VVDI Expenses.

  Rental and management, services and VVDI expenses for the three months ended March 31, 1999, were $11.7 million, $9.3 million and $4.2 million, an increase of $6.8 million, $4.7 million and $2.2 million, respectively from the three months ended March 31, 1998. The primary reasons for the increase in these expenses are essentially the same as discussed above under each respective revenue segment.

 Depreciation and Amortization

  Depreciation and amortization for the three months ended March 31, 1999, was $24.7 million, an increase of $18.9 million from the three months ended March 31, 1998. A component of the increase is attributable to an increase in depreciation expense of $6.2 million. This is a direct result of the Company's purchase and/or acquisition of approximately $511.7 million of property and equipment from March 31, 1998 to March 31, 1999. The remaining component of the increase is attributable to an increase in amortization of $12.7 million, resulting from the Company's recording and amortizing of approximately $1.0 billion of goodwill and other intangible assets related to acquisitions consummated from March 31, 1998 to March 31, 1999.

 Corporate General and Administrative Expenses

  Corporate general and administrative expenses for the three months ended March 31, 1999, were $1.8 million, an increase of $1.3 million from the three months ended March 31, 1998. The majority of the increase is a result of higher personnel costs associated with supporting the Company's increasing number of tower properties, expanding revenue base, and growth strategy. Other factors contributing to the increase include higher costs associated with enhancing the Company's information technology infrastructure, year 2000 compliance, and overall increases in other administrative expenses.

 Interest Expense

  Interest expense for the three months ended March 31, 1999, was $6.0 million, an increase of $3.6 million from the three months ended March 31, 1998. The increase is attributable to higher outstanding borrowing levels for the three months ended March 31, 1999 ($287.9 million) as compared to levels outstanding for the three months ended March 31, 1998 ($157.2 million).

 Interest Income and Other, Net

  Interest income and other, net for the three months ended March 31, 1999, was $4.9 million, an increase of $4.1 million from the three months ended March 31, 1998. The increase is related to interest earned on invested cash proceeds from the Company's initial public offering (June 1998), secondary public offering (February 1999) and private placement (February 1999).

 Income Tax Benefit

  The income tax benefit for the three months ended March 31, 1999 was $0.83 million, an increase of $0.8 million from the three months ended March 31, 1998. The primary reason for the increase is a result of the Company's increase in its net loss from $1.5 million to $9.5 million for the three months ended March 31, 1998 and 1999, respectively, coupled with an increase in its estimated effective tax rate for the year from 2% in 1998 to 8% in 1999. The effective tax rate differs in both periods from the statutory rate due to the effect of non-deductible items, principally the amortization of goodwill, on certain stock acquisitions for which the Company has recorded no tax benefit.

Liquidity and Capital Resources

  For the three months ended March 31, 1999, cash flows provided by operating activities were $8.6 million, as compared to cash flows used for operating activities of $1.7 million for the three months ended March 31, 1998. The change is primarily attributable to the favorable cash flow generated from consummated acquisitions in 1999 and the latter part of 1998.

  For the three months ended March 31, 1999, cash flows used for investing activities were $156.2 million as compared to $91.8 million for the three months ended March 31, 1998. The increase in 1999 is due to an increase in property and equipment expenditures of approximately $32.7 million coupled with the increase in cash expended for mergers and acquisitions of approximately $34.6 million.

  For the three months ended March 31, 1999, cash flows provided by financing activities were $444.7 million as compared to $95.8 million for the three months ended March 31, 1998. The increase in 1999 is due principally to cash flow provided from the Company's secondary public offering and private placement of securities both of which occurred in February 1999.

  The Company's liquidity needs arise from its acquisition-related activities, debt service, working capital and capital expenditures associated principally with its construction program. As of March 31, 1999, the Company maintained approximately $483.3 million in cash and cash equivalents, working capital of approximately $473.5 million, and had approximately $385.0 million available under its credit facilities. Historically, the Company has met its operational liquidity needs with internally generated funds and has financed the acquisition of tower related properties and its construction program, including related working capital needs, with a combination of capital funds from sales of its equity securities and bank borrowings.

  Credit Facilities: As of March 31, 1999, the Company had approximately $287.9 million of long-term debt, of which $275.0 million was outstanding in the form of term loans and revolving credit facilities. Debt service requires a substantial portion of the Company's cash flow from operations. Accordingly, the Company's leverage could make it vulnerable to a downturn in the operating performance of its tower properties or in economic conditions. The Company believes that its cash flows from operations will be sufficient to meet its debt service requirements for interest and scheduled payments of principal under its existing credit facilities. If such cash flow were not sufficient to meet such debt service requirements, the Company might sell equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. The Company may not be able to effect any of such transactions on favorable terms. The Company believes that is has sufficient financial resources available to it, including borrowings under its credit facilities, to finance operations for the foreseeable future.

  Secondary Public Offering: In February 1999, the Company completed a secondary public offering of 25,700,000 shares of Class A common stock, $.01 par value per share (including 1,700,000 shares sold by the Company pursuant to the exercise in full of the underwriters over-allotment option) at $25.00 per share. Certain selling stockholders sold an additional 1,300,000 shares in the offering. The Company's net proceeds of the offering (after deduction of the underwriting discount and estimated offering expenses) were approximately $618.0 million. The Company invested the proceeds in short-term investment grade securities. The Company has and will use such investments together with borrowings under its credit facilities to fund future acquisitions and construction activities.

  Private Placement: In February 1999, the Company consummated the sale of 500,000 shares of Class A common stock to Credit Suisse First Boston Corporation at $26.31 per share. In connection with such sale, Credit Suisse First Boston Corporation was granted certain registration rights. The Company invested the proceeds of approximately $13.1 million in short-term investment grade securities. The Company has and will use such investments, together with borrowings under its credit facilities, to fund future acquisitions and construction activities.

  Redeemable Common Stock: In June 1998, the Company merged with a company owning a broadcasting tower in the Boston, Massachusetts area and issued 720,000 shares of Class A common stock valued at approximately $18.0 million. In addition, under a put agreement that was consummated in connection with the merger, the sellers have the right to require the Company to purchase, at any time prior to June 5, 1999, any or all shares of Class A common stock received pursuant to consummation of the merger for a purchase price equal to the then current market price. As of March 31, 1999 holders of the redeemable common stock have sold 383,750 of the 720,000 shares reducing the Company's overall redemption obligation. Accordingly, the remaining 336,250 shares have been recorded as redeemable Class A common stock in the condensed consolidated financial statements based on the March 31, 1999 fair market value of $24.50 per share.

  During the three months ended March 31, 1999, the Company had capital expenditures of approximately $45.4 million primarily related to construction activities and completed the construction of approximately 180 towers. The Company's 1999 business plan calls for construction of between 1,000 and 1,200 towers at a cost of between $180.0 million and $228.0 million (exclusive of broadcast towers). The actual number of towers built may be outside of that range because of more attractive investment opportunities from acquisitions (in which case it could be less) or significant new Build-to-Suit projects with wireless service providers (in which case it could be more). Management believes that the Company has sufficient funds available to finance current construction plans, pending acquisitions and several additional major acquisitions and/or construction projects. However, in the unlikely event that the Company were to negotiate more than a limited number of such major transactions, it might require additional financing either through incurring additional debt or the sale of equity securities. Such financing or sale of securities may not be available on favorable terms.

  Management expects that the consummated acquisitions and current and future construction activities will have a material impact on liquidity. Management believes that the acquisition activities, once integrated, will have a favorable impact on liquidity and will offset the initial effects of the funding requirements. Management also believes that the construction activities may initially have an adverse effect on the future liquidity of the Company as newly constructed towers will initially decrease overall liquidity. But, as such sites become fully operational and achieve higher utilization, they should generate tower cash flow, and, in the long-term, increase liquidity.

  ATC Separation: As of March 31, 1999, the Company is still obligated under the ATC Separation agreement for certain tax liabilities to CBS and ARS. See
Note 2 of the condensed consolidated financial statements.

Year 2000

  The Company is aware of the issues associated with the year 2000 as it relates to information systems and is currently working to resolve the potential impact to the Company's operations. The year 2000 issue results from the fact that many computer programs use only two digits to identify a year in the date field. These programs were designed and developed without consideration of the impact of the upcoming change in century.

  In December 1998, the Company engaged outside consultants to help it conduct an extensive review and implement a comprehensive plan to reduce the probability of operational difficulties due to year 2000 issues. The comprehensive plan consists of the following phases: (1) awareness phase-- identification of the problem and designing a structure to support the year 2000 efforts; (2) definition of critical processes and systems--a process to identify those activities critical to the Company and focus the efforts of year 2000 activities; (3) assessment phase--inventory the Company's systems, software and equipment, assessing whether they are year 2000 compliant, prioritizing those systems, software and equipment not compliant and developing action plans for remediation and or replacement of non-complaint systems, software and equipment; (4) renovation phase-- converting, replacing or retiring non-compliant systems, software and equipment; (5) validation phase--testing converted or replaced systems; (6) implementation phase--building a backup plan to be used in the event that the renovation plan cannot be accomplished. This phase will also include planning for year 2000 induced information systems failures on core business processes. The Company's plan considers both its primary information systems (financial systems software, network software and equipment, personal computers, etc.) and other technology and software dependent upon embedded systems (tower equipment, telephone systems, security systems, etc.).

  The Company has completed phases 1 and 2 and is in the process of completing the assessment phase (phase 3) for both its primary information systems and its other systems and equipment with embedded software. The assessment phase is expected to be completed in the third quarter of 1999. Completion of all phases of the Company's year 2000 plan is expected in the fourth quarter of 1999.

  Through March 31, 1999, the Company has not incurred significant costs related to developing and implementing its year 2000 comprehensive plan. The remaining costs necessary to complete full implementation of the plan, including the validation and implementation phases, is estimated to be between $.4 million and $1.4 million.

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

  The Company's business is dependent upon the systems of various third parties. With regard to these vendors, the Company is in the process of assessing their year 2000 readiness based upon communications with each such vendor. The assessment is expected to be ongoing. The Company believes that a material financial or business risk could occur if the financial institutions serving the Company or the Company's utility providers have year 2000 induced failures. The Company understands that these institutions and providers are cognizant of the year 2000 issues and are actively working to solve any problems that may arise.

  The Company believes that its most reasonably likely worst case result relating to year 2000 would be the failure of certain of its systems with embedded software, or failure of third party systems on which the Company's systems rely. Failure of systems or equipment with embedded software within the Company's VVDI segment could result in temporary disruption to that aspect of the Company's operations. Although there can be no assurance that these failures would not have an adverse effect on the Company's business, the Company believes the effect of such failure would not be material to its business. If the VVDI operations were inoperable for a one week period due to year 2000 failures, the estimated lost revenue would be approximately $0.5 million.

  Within its rental and management business segment, computer-controlled devices, such as those found in automatic monitoring and control systems used for antenna structure lighting, are vulnerable to year 2000 related malfunctions and may fail, which would create a hazard to air navigation. Tower owners, such as the Company, are responsible for tower lighting in compliance with Federal Communications Commission and the Federal Aviation Administration requirements and the Company intends to take the necessary steps to address the year 2000 problems, however, the Company may not be entirely successful.

  Currently there are no contingency plans for the potential problems noted above with the third party vendors, embedded software and lighting systems, however, the Company has implemented a contingency planning phase as part of its year 2000 plan. The contingency planning phase is estimated to be completed in the third quarter of 1999.

Recent Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) will depend on the entity's intended use of the derivative and its resulting designation (as defined in the Statement). FAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is currently in the process of evaluating the impact FAS No. 133 will have on the Company and its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. The Company attempts to reduce these risks by utilizing derivative financial instruments, namely interest rate caps and swaps, pursuant to Company policies. All derivative financial instruments are for purposes other than trading.

  For the three months ended March 31, 1999, the Company has not incurred any material changes with respect to the interest rates, long-term debt and interest rate caps and swaps disclosed under this section in its Annual Report on Form 10-K. Accordingly, refer to Item 7A in the Company's Annual Report on Form 10-K for a more detailed discussion.

  The Company's potential loss in future earnings over the next twelve months as a result of a 10% increase in interest rates related to its long term debt obligations (using a weighted average interest rate of 7.8% at March 31, 1999) would be approximately $1.8 million.

  The Company maintains a portion of its cash and cash equivalents in short-term financial instruments which are subject to interest rate risks. Due to the relatively short duration of such instruments and the Company's expectation that such investments will not be significant on an ongoing basis, fluctuations in interest rates with respect to such investments should not materially affect the Company's financial condition or results of operations.

                          PART II. OTHER INFORMATION

Item 1.--Legal Proceedings.

  The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company's consolidated financial position, the results of its operations or liquidity.

Item 2.--Changes in Securities and Use of Proceeds.

 Changes in Securities--None.

 Recent Sales of Unregistered Securities--Pursuant to the Stock Purchase Agreement, dated as of February 4, 1999, by and between the Company and Credit Suisse First Boston Corporation (CSFB), the Company consummated an equity financing involving the issuance of 500,000 shares of Class A common stock, at $26.31 per share, the closing price of the Class A common stock on the New York Stock Exchange on February 4, 1999.

  Such shares referred to in the foregoing paragraph were issued by the Company in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. CSFB represented that it was acquiring the shares for investment purposes and not with a view to distribution within the meaning of the Securities Act. The stock certificate issued to CSFB bore a restrictive legend. No underwriting discounts or commissions were paid by the Company in connection with the foregoing transaction.

Item 6.--Exhibits and Reports on Form 8-K.

 (a) Exhibits.

  Listed below are the exhibits which are filed as part of this Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K).

 Exhibit No.                Description of Document                      Exhibit File No.
 -----------                -----------------------                      ----------------
     1.1     Underwriting Agreement, dated as of February 3,
              1999, by and among ATC and the Representatives of
              the Underwriters named therein...................... Incorporated by reference to
                                                                   Exhibit 1.1 to Amendment
                                                                   No. 1 to the Company's
                                                                   Registration Statement on
                                                                   Form S-1 filed on
                                                                   February 3, 1999
                                                                   (File No. 333-70881)
     2.1     Amendment to the Amended and Restated Agreement and
              Plan of Merger, dated as of February 26, 1999, by
              and among ATC, American Towers, Inc., a Delaware
              corporation (ATI), ATC Merger Corporation, a
              Delaware corporation, and TeleCom Towers, L.L.C., a
              Delaware limited liability company.................. Incorporated by reference to
                                                                   Exhibit 2.1 from the
                                                                   Company's Current Report on
                                                                   Form 8-K/A dated March 18,
                                                                   1999
 3(ii).1     By-Laws of ATC....................................... Incorporated by reference to
                                                                   Exhibit 3(ii).1 from the
                                                                   Company's Annual Report on
                                                                   Form 10-K
                                                                   (File No. 001-14195) dated
                                                                   March 19, 1999

 Exhibit No.                Description of Document                      Exhibit File No.
 -----------                -----------------------                      ----------------
 10.1        Stock Purchase Agreement, dated as of February 4,
              1999, by and among ATC and Credit Suisse First
              Boston Corporation.................................. Incorporated by reference to
                                                                   Exhibit 10.12 from the
                                                                   Company's Annual Report on
                                                                   Form 10-K (File No. 001-
                                                                   14195) dated March 19, 1999
 10.2        Registration Rights Agreement, dated as of
              February 4, 1999, by and among ATC and Credit
              Suisse First Boston Corporation..................... Incorporated by reference to
                                                                   Exhibit 10.13 from the
                                                                   Company's Annual Report on
                                                                   Form 10-K (File No. 001-
                                                                   14195) dated March 19, 1999
 10.3        Second Amendment and Waiver to ATS Facility A Loan
              Agreement, dated as of February 8, 1999, by and
              among American Tower, L.P. (formerly known as
              American Tower Systems, L.P.), a Delaware limited
              partnership (ATLP), and ATI, as borrowers, and
              Toronto Dominion (Texas), Inc. as Administrative     Filed herewith as Exhibit
              Agent, and the Banks parties thereto................ 10.3
 10.4        Second Amendment and Waiver to ATS Facility B Loan
              Agreement, dated as of February 8, 1999, by and
              among ATLP and ATI, as borrowers, and Toronto
              Dominion (Texas), Inc., as Administrative Agent,     Filed herewith as Exhibit
              and the Banks parties thereto....................... 10.4
 10.5        Amended and Restated Registration Agreement, dated
              as of February 25, 1999, among ATC and each of the
              Parties named therein............................... Incorporated by reference to
                                                                   Exhibit 10.1 from the
                                                                   Company's Current Report on
                                                                   Form 8-K/A dated March 18,
                                                                   1999
 27          Financial Data Schedule.............................. Filed herewith as Exhibit 27

 (b) Reports on Form 8-K.

  1. Form 8-K (Item 2) on January 8, 1999
  2. Form 8-K (Item 5) on January 21, 1999
  3. Form 8-K/A (Item 7) on January 27, 1999
  4. Form 8-K (Item 5) on February 12, 1999
  5. Form 8-K (Item 5) on February 24, 1999
  6. Form 8-K (Items 2 and 7) on March 5, 1999
  7. Form 8-K/A (Items 2 and 7) on March 18, 1999

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          American Tower Corporation

                                          By:      /s/ Joseph L. Winn
Date: May 14, 1999                          -----------------------------------
  ------------------
                                          Joseph L. Winn
                                          Treasurer & Chief Financial Officer
                                          (Duly Authorized Officer)

                                          By:      /s/ Justin D. Benincasa
Date: May 14, 1999                          -----------------------------------
  ------------------
                                          Justin D. Benincasa
                                          Vice President & Corporate
                                          Controller
                                          (Duly Authorized Officer)