Form 10-Q
period 1999-06-30
AMERICAN TOWER CORP /MA/
filed 1999-08-16
CIK 1053507

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark One):
[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934. For the quarterly period ended June 30, 1999.

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

                                                                Outstanding at
Class of Common Stock                                          August 10, 1999
---------------------                                         ------------------
Class A Common Stock......................................... 144,358,299 shares
Class B Common Stock.........................................   8,841,088 shares
Class C Common Stock.........................................   2,422,804 shares
                                                              ------------------
Total........................................................ 155,622,191 shares
                                                              ==================

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           AMERICAN TOWER CORPORATION

                                     INDEX

                                                                      Page No.
                                                                      --------
                        PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements
  Condensed Consolidated Balance Sheets
   June 30, 1999 and December 31, 1998...............................     1
  Condensed Consolidated Statements of Operations
   Three and Six Months Ended June 30, 1999 and 1998.................     2
  Condensed Consolidated Statements of Cash Flows
   Six Months Ended June 30, 1999 and 1998...........................     3
  Notes to Condensed Consolidated Financial Statements...............     4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................    10

Item 3. Quantitative and Qualitative Disclosures About Market Risk...    18

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................    19

Item 2. Changes in Securities and Use of Proceeds....................    19

Item 4. Submission of Matters to a Vote of Security Holders..........    19

Item 6. Exhibits and Reports on Form 8-K.............................    21

    Signatures.......................................................    22

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS--UNAUDITED
                       (In thousands, except share data)

                                                        June 30,   December 31,
                                                          1999         1998
                                                       ----------  ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................ $  353,221   $  186,175
 Accounts receivable, net of allowance for doubtful
  accounts of $1,702 and $1,230, respectively.........     38,454       15,506
 Prepaid and other current assets.....................      8,573        4,065
 Inventories..........................................      3,634
 Cost in excess of billings on uncompleted
  contracts...........................................      9,140        1,344
 Deferred income taxes................................        495          495
 Due from CBS Corporation.............................      3,659
                                                       ----------   ----------
   Total current assets...............................    417,176      207,585
                                                       ----------   ----------
PROPERTY AND EQUIPMENT, net...........................    725,846      449,476
GOODWILL AND OTHER INTANGIBLE ASSETS, net.............  1,213,374      718,575
NOTES RECEIVABLE......................................     13,624        7,585
DEPOSITS AND OTHER LONG-TERM ASSETS...................     17,526        9,406
INVESTMENTS...........................................     14,951          298
DEFERRED INCOME TAXES.................................    116,079      109,418
                                                       ----------   ----------
TOTAL................................................. $2,518,576   $1,502,343
                                                       ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt.................... $    2,316   $    1,652
 Accounts payable.....................................      8,075        6,696
 Accrued expenses.....................................     19,200       11,347
 Accrued tower construction costs.....................     23,107       16,099
 Accrued interest.....................................      1,209        1,132
 Billings in excess of costs on uncompleted
  contracts...........................................      8,943        6,610
 Accrued separation expenses..........................                   5,058
 Due to CBS Corporation...............................                  45,127
 Accrued acquisition purchase price...................      3,794       21,914
                                                       ----------   ----------
   Total current liabilities..........................     66,644      115,635
                                                       ----------   ----------
LONG-TERM DEBT........................................    281,805      279,477
OTHER LONG-TERM LIABILITIES...........................      2,545        1,429
                                                       ----------   ----------
   Total liabilities..................................    350,994      396,541
                                                       ----------   ----------
MINORITY INTEREST IN SUBSIDIARIES.....................      5,649        4,116
                                                       ----------   ----------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CLASS A COMMON STOCK:
   $.01 par value, -0- and 336,250 shares issued and
    outstanding; at estimated redemption values of -0-
    and $29.56 per share, respectively................                   9,940
                                                       ----------   ----------
STOCKHOLDERS' EQUITY:
 Preferred Stock; $0.01 par value; 20,000,000 shares
  authorized; no shares issued or outstanding.........
 Class A Common Stock; $.01 par value; 500,000,000
  shares authorized; 144,398,415 and 96,291,111
  shares issued and outstanding, respectively.........      1,444          963
 Class B Common Stock; $.01 par value; 50,000,000
  shares authorized; 8,878,573 and 9,001,060 shares
  issued and outstanding, respectively................         89           90
 Class C Common Stock; $.01 par value; 10,000,000
  shares authorized; 2,422,804 and 3,002,008 shares
  issued and outstanding, respectively................         24           30
 Additional paid-in capital...........................  2,230,989    1,140,365
 Accumulated deficit..................................    (69,085)     (49,702)
                                                       ----------   ----------
   Total..............................................  2,163,461    1,091,746
   Less: Treasury stock (76,403 shares at cost).......     (1,528)
                                                       ----------   ----------
   Total stockholders' equity.........................  2,161,933    1,091,746
                                                       ----------   ----------
TOTAL................................................. $2,518,576   $1,502,343
                                                       ==========   ==========

            See notes to condensed consolidated financial statements

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS--UNAUDITED
                     (In thousands, except per share data)

                                           Three Months        Six Months
                                          Ended June 30,     Ended June 30,
                                         -----------------  ------------------
                                          1999      1998      1999      1998
                                         -------  --------  --------  --------
REVENUES:
  Rental and management................. $31,356  $ 12,078  $ 56,872  $ 21,587
  Services..............................  21,412     7,000    32,238    12,275
  Video, voice, data and Internet
   transmission.........................   6,385     4,004    12,451     7,146
                                         -------  --------  --------  --------
    Total revenues......................  59,153    23,082   101,561    41,008
                                         -------  --------  --------  --------
OPERATING EXPENSES:
  Operating expenses excluding
   depreciation and amortization, tower
   separation and corporate general and
   administrative expenses:
    Rental and management...............  13,899     5,430    25,571    10,330
    Services............................  15,432     6,191    24,685    10,734
    Video, voice, data and Internet
     transmission.......................   4,519     2,717     8,764     4,769
  Depreciation and amortization.........  33,139     9,953    57,808    15,755
  Tower separation expense..............            12,457              12,457
  Corporate general and administrative
   expense..............................   2,300     1,084     4,140     1,626
                                         -------  --------  --------  --------
    Total operating expenses............  69,289    37,832   120,968    55,671
                                         -------  --------  --------  --------
LOSS FROM OPERATIONS.................... (10,136)  (14,750)  (19,407)  (14,663)
                                         -------  --------  --------  --------
OTHER INCOME (EXPENSE):
  Interest expense......................  (5,538)   (7,472)  (11,539)   (9,902)
  Interest income and other, net........   5,788       966    10,737     1,831
  Minority interest in net (earnings)
   losses of subsidiaries...............      82      (110)       79      (189)
                                         -------  --------  --------  --------
TOTAL OTHER INCOME (EXPENSE)............     332    (6,616)     (723)   (8,260)
                                         -------  --------  --------  --------
LOSS BEFORE INCOME TAXES AND
 EXTRAORDINARY LOSS.....................  (9,804)  (21,366)  (20,130)  (22,923)
INCOME TAX (EXPENSE) BENEFIT............     (79)    2,949       747     2,979
                                         -------  --------  --------  --------
LOSS BEFORE EXTRAORDINARY LOSS..........  (9,883)  (18,417)  (19,383)  (19,944)
EXTRAORDINARY LOSS ON EXTINGUISHMENT OF
 DEBT, NET OF INCOME TAX BENEFIT OF
 $921...................................            (1,382)             (1,382)
                                         -------  --------  --------  --------
NET LOSS................................ $(9,883) $(19,799) $(19,383) $(21,326)
                                         =======  ========  ========  ========
BASIC AND DILUTED NET LOSS PER COMMON
 SHARE AMOUNTS--
   Loss Before Extraordinary Loss....... $  (.06) $   (.33) $   (.14) $   (.39)
   Extraordinary Loss...................              (.02)               (.03)
                                         -------  --------  --------  --------
NET LOSS................................ $  (.06) $   (.35) $   (.14) $   (.42)
                                         =======  ========  ========  ========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING............................ 155,604    56,034   143,503    51,409
                                         =======  ========  ========  ========

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--UNAUDITED
                                 (In thousands)

                                                           Six Months Ended
                                                               June 30,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES... $  25,844  $  (8,734)
                                                          ---------  ---------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Payments for purchase of property and equipment and
   construction in progress..............................  (111,943)   (34,910)
  Payments for acquisitions, net of cash acquired........  (162,151)  (121,627)
  Advances of notes receivable...........................    (5,421)    (9,100)
  Proceeds from notes receivable.........................        24      2,000
  Deposits, investments and other long-term assets.......   (21,296)      (897)
                                                          ---------  ---------
Cash used for investing activities.......................  (300,787)  (164,534)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities.....................              205,500
  Repayment of notes payable and credit facilities.......  (142,185)  (117,924)
  Net proceeds from equity offerings and stock options...   634,336    380,340
  Cash transfers to CBS Corporation......................   (50,000)  (221,665)
  Contributions from ARS.................................               56,954
  Cash transfers to ARS..................................              (51,856)
  Distributions to minority interest.....................      (162)      (210)
  Deferred financing costs...............................              (18,751)
                                                          ---------  ---------
Cash provided by financing activities....................   441,989    232,388
                                                          ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS................   167,046     59,120
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........   186,175      4,596
                                                          ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD................. $ 353,221  $  63,716
                                                          =========  =========
CASH PAID FOR INCOME TAXES............................... $     574  $     119
                                                          =========  =========
CASH PAID FOR INTEREST................................... $  12,493  $  10,448
                                                          =========  =========
NON-CASH TRANSACTIONS:
  Contribution of property and equipment and other assets
   from ARS..............................................            $   6,488
  Issuance of common stock and assumption of options for
   acquisitions.......................................... $ 448,037  $ 363,100
  Increase in deferred tax assets from corporate
   restructuring.........................................            $ 135,000
  Increase in due to CBS Corporation from estimated
   remaining tax liabilities............................. $   1,121  $  54,700
  Escrow return -- treasury stock........................ $   1,528
  Adjustment to equity for CBS tax liability.............            $  76,960

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED


1. Basis of Presentation and Accounting Policies

  The accompanying condensed consolidated financial statements have been prepared by American Tower Corporation (the Company or American Tower) (formerly American Tower Systems Corporation), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures are adequate to make the information presented not misleading. In addition, the Company believes such information reflects all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's 1998 Annual Report on Form 10-K and interim report on Form 10Q for the three month period ended March 31, 1999 filed with the SEC on March 19, 1999 and on May 17, 1999, respectively.

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

  Loss Per Common Share--Basic and diluted income or loss per common share have been determined in accordance with Statement of Financial Accounting Standards (FAS) No. 128, "Earnings Per Share," whereby basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by adjusting the weighted average number of common shares for dilutive potential common shares outstanding during the period, if any. In computing diluted per share amounts, the Company uses the treasury stock method, whereby unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Shares outstanding upon the consummation of the ATC Separation (as defined below) are assumed to be outstanding for all periods prior to June 4, 1998. Shares issuable upon exercise of options have been excluded from the computation of diluted income or loss per common share as the effect is anti-dilutive. Had options been included in the computation, shares for the diluted computation would have increased by approximately 5.4 and 5.2 million and 4.3 and 4.4 million for the three and six month periods ended June 30, 1999 and 1998, respectively.

  Investments--Investments in entities which the Company owns less than 20% are accounted for using the cost method. Investments in entities which the Company owns 20% but less than 50% are accounted for using the equity method. Under the equity method the investment is stated at cost plus the Company's equity in undistributed net income of the entity since acquisition. The change in the equity in net income of these entities is recorded in "interest income and other, net" in the accompanying condensed consolidated statements of operations.

  Tower Separation Expense--Tower separation expense consists of costs incurred in connection with the separation of the Company from its former parent and includes legal, accounting, financial advisory and consent solicitation fees. See note 2 of the condensed consolidated financial statements.

  Recent Accounting Pronouncement--In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is,

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED


gains and losses) will depend on the entity's intended use of the derivative and its resulting designation (as defined in the Statement). FAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently in the process of evaluating the impact FAS No. 133 will have on the Company and its consolidated financial statements.

  Reclassifications--Certain reclassifications have been made to the 1998 condensed consolidated financial statements to conform to the 1999 presentation.

2. ATC Separation

  As disclosed in the Company's 1998 Annual Report on Form 10-K, the Company was formerly a wholly-owned subsidiary of American Radio Systems Corporation
(ARS) until its spin-off from ARS on June 4, 1998 (the ATC Separation). As part of the ATC Separation, the Company is required to reimburse CBS Corporation (CBS) for certain tax liabilities incurred by ARS related to the transaction. As of December 31, 1998 the Company had paid approximately $212.0 million to CBS. The Company is required to make additional payments to CBS upon the conversion of ARS 7% Convertible Debentures (the ARS Convertible Debentures) by the holders thereof. The Company estimates that its remaining reimbursement obligation to CBS with respect to taxes on known conversions is approximately $6.1 million as of June 30, 1999. The Company estimates that its reimbursement obligation to CBS with respect to taxes on remaining conversions at June 30, 1999 would be approximately $14.0 million. Such estimate is based on an estimated fair market value of the Class A common stock, on July 15, 1999, of $25.00 per share. The Company's obligation for such conversions would change by approximately $1.0 million for each $1.00 change in such fair market value. The Company has provided CBS with security of $9.8 million in cash (which may be replaced at the Company's option with a letter of credit) to offset against future tax reimbursement. Such deposit, along with the estimated liability on known ARS Convertible Debenture conversions, is recorded as "Due from CBS" in the accompanying June 30, 1999 condensed consolidated balance sheet.

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

3. Significant Customers

  For the three and six month periods ended June 30, 1999, one customer accounted for approximately 18% and 16%, respectively, of the Company's consolidated revenues.

4. Income Taxes

  The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

5. Stockholders' Equity

  Redeemable Common Stock: In June 1998, the Company merged with a company owning a broadcasting tower in the Boston, Massachusetts area and issued 720,000 shares of Class A common stock valued at approximately $18.0 million. In addition, under a put agreement that was consummated in connection with the merger, the sellers had the right to require the Company to purchase, at any time prior to June 5, 1999, any or all shares of Class A common stock received pursuant to consummation of the merger for a purchase price equal to the then current market price. On June 5, 1999, the sellers right to require the Company to purchase shares of

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED

Class A common stock issued in connection with the merger expired. Accordingly all unsold shares as of that date (383,750) were reclassified from Redeemable Class A common stock to common stock and additional paid in capital.

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

  Other Changes to Stockholders' Equity: See note 6 of the condensed consolidated financial statements for issuances of common stock in connection with the Company's acquisitions consummated during the six month period ended June 30, 1999.

6. Acquisitions

  General--The acquisitions consummated during the six month period ended June 30, 1999 have been accounted for using the purchase method of accounting. The purchase prices related to these acquisitions have been allocated to the net assets acquired based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill and other intangible assets. For certain acquisitions, the condensed consolidated financial statements reflect the preliminary allocation of purchase prices as the appraisals related to the net assets acquired have not been finalized. The Company does not expect any changes in depreciation and amortization, as a result of such appraisals, to be material to the consolidated results of operations.

 Consummated Transactions

  The following provides a general description of the significant transactions consummated during the six-month period ended June 30, 1999:

  Omni Merger--In February 1999, the Company consummated the Agreement and Plan of Merger, dated as of November 16, 1998 (the Omni Merger) with OmniAmerica, Inc. (Omni). Omni owned, managed and constructed multi-use telecommunications sites for radio and television broadcasting, paging, cellular, PCS and other wireless technologies and offered nationwide, turn-key tower construction and installation services. Pursuant to the Omni Merger agreement, Omni stockholders received 1.1 shares of the Company's Class A common stock for each share of Omni common stock. In the aggregate, the Company exchanged approximately 16.8 million shares of Class A common stock for approximately 15.2 million shares of Omni common stock. In addition, the Company assumed $96.6 million of debt, of which $94.3 million (inclusive of interest and fees) was paid at closing. The Company also assumed certain Omni employee stock options which were converted into options to purchase approximately 1.0 million shares of the Company's Class A common stock. Total merger consideration was approximately $365.4 million.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED


  TeleCom Merger--In February 1999, the Company consummated the Agreement and Plan of Merger, dated as of November 16, 1998 (the TeleCom Merger) with TeleCom Towers, L.L.C. (TeleCom). Total merger consideration of approximately $146.2 million included the issuance of 3.9 million shares of Class A common stock and $63.1 million of cash, which included a $5.2 million working capital adjustment, $3.0 million of which was paid in June of 1999. As part of the TeleCom Merger, the Company also assumed approximately $48.4 million of debt, of which $44.2 million (inclusive of interest) was paid at closing and $3.9 million was paid in April 1999.

  Comm Site Merger--In June of 1999, the Company consummated the Agreement and Plan of Merger, dated as of May 13, 1999 (the Comm Site Merger) with Comm Site International, Inc. (Comm Site). The merger with Comm Site, a company which specialized in antenna site development and site management, is expected to expand the Company's presence in the Midwest and Southeast regions of the United States. Total cash consideration paid by the Company in connection with the Comm Site Merger was approximately $25.5 million, subject to a closing balance sheet working capital adjustment which is expected to occur in the third quarter of 1999.

  In addition to the above, the Company also consummated a number of other tower related asset purchases during the six month period ended June 30, 1999. Total consideration paid in connection with these transactions was approximately $71.4 million.

  The following unaudited pro forma summary for the six months ended June 30, 1999 and 1998 presents the condensed consolidated results of operations as if the 1999 acquisitions discussed above had occurred as of January 1, 1998 after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1998 or of results which may occur in the future.

  In thousands, except per share data:

                                                     Six Months    Six Months
                                                        Ended         Ended
                                                    June 30, 1999 June 30, 1998
                                                    ------------- -------------
   Revenues........................................   $120,029      $ 84,282
   Loss before extraordinary item..................   $(23,998)     $(32,087)
   Net loss........................................   $(23,998)     $(33,469)
   Basic and diluted net loss per common share.....   $  (0.16)     $  (0.47)

  Since July 1, 1999, the Company has acquired and made investments in several communication sites and businesses for an aggregate preliminary purchase price of approximately $104.3 million.

 Pending Transactions

  The following provides a general description of significant transactions that are expected to be consummated in the fourth quarter of 1999 and into the year 2000.

  AirTouch Communications Inc.--In August of 1999, the Company signed a definitive agreement with AirTouch Communications, Inc. (AirTouch), a unit of Vodafone AirTouch PLC, to acquire the rights to approximately 2,100 communications towers through a master sublease agreement. In addition, the Company will enter into an exclusive three-year Build-to-Suit agreement that is expected to produce approximately 400- 500 new communications towers. Total consideration to be paid by the Company in connection with this transaction includes approximately $800.0 million in cash, plus a five year warrant to purchase 3 million shares of the Company's Class A common stock at $22 per share. The cash portion of the consideration to be paid in connection with this transaction is expected to come from a combination of current available funds, additional borrowings under its credit facilities or proceeds from the sale of the Company's securities. The transaction is expected to close incrementally, beginning in the first quarter of 2000, subject to certain conditions.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED


  ICG Satellite Services Merger--In August of 1999, the Company entered into a Stock Purchase Agreement with ICG Satellite Services, Inc. (ICGSS) to acquire a teleport facility and global maritime telecommunications network. Presently, ICGSS services voice, data Internet and compressed video via satellite to major cruise lines, the U.S. Military, internet-related companies, and international telecommunication customers. Total cash consideration to be paid by the Company in connection with this merger is approximately $100.0 million. The transaction is expected to close in the fourth quarter of 1999.

  UniSite Merger--In June of 1999, the Company entered into an Agreement and Plan of Merger (the UniSite Merger) with UniSite, Inc. (UniSite). UniSite, whose primary focus has been tower site management, has recently expanded its scope of services to include site ownership and development. Presently, UniSite owns approximately 400 towers and has an exclusive Build-to-Suit agreement with a major wireless communications carrier. Pursuant to the UniSite Merger agreement, UniSite preferred and common stockholders will receive an aggregate of approximately $165.0 million in cash, subject to working capital and completed tower closing adjustments. In addition, the Company will also assume approximately $40.0 million in debt. Consummation of the merger is expected to occur on the earlier of (a) January 31, 2000, or (b) UniSite owning and operating 600 wireless communication towers, subject to certain conditions including, the expiration or early termination of the waiting period under the Hart-Scot-Rodino Antitrust Improvement Act of 1976, as amended.

  In addition to AirTouch, ICGSS and UniSite, the Company is party to various agreements relating to the acquisition of assets from third parties for an estimated aggregate cost of approximately $213.0 million. Such transactions are subject to the satisfaction of customary closing conditions, which are expected to be met in the last two quarters of 1999 or the first quarter of 2000.

7. Business Segments

  The Company operates in three business segments; rental and management (RM), services (Services), and video, voice, data and Internet transmission (VVDI). The RM segment primarily provides for leasing and subleasing of antennae sites on multi-tenant towers for a diverse range of wireless communication industries, including personal communication services, paging, cellular, enhanced specialized mobile radio, specialized mobile radio and fixed microwave, as well as radio and television broadcasters. The Services segment offers a broad range of network development services, including network design, site acquisition and construction, zoning and other regulatory approvals, component part sales, tower construction and antennae installation. The VVDI segment offers transmission services in the New York City to Washington, D.C. corridor and in Texas.

  The accounting policies applied in compiling segment information below are similar to those described in the Company's 1998 Annual Report filed on Form 10-K and interim report for the three months ended March 31, 1999 filed on Form 10-Q. In evaluating financial performance, management focuses on Operating Profit (Loss), which excludes depreciation and amortization, tower separation and corporate general and administrative expenses. This measure of Operating Profit (Loss) is also before interest income and other, net, interest expense, minority interest in net (earnings) losses of subsidiaries and income taxes.

  The Company's reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. All segments operate exclusively in the United States. In addition, all reported segment revenues are generated from external customers, as intersegment revenues are insignificant.

  Summarized financial information concerning the Company's reportable segments as of and for the three and six months ended June 30, 1999 and 1998, are shown in the following table. The "Other" column below represents amounts excluded from specific segments such as extraordinary losses, income taxes, corporate general and administrative expense, tower separation expense, depreciation and amortization and interest. In addition, "Other" also includes corporate assets such as cash and cash equivalents, tangible and intangible assets, and income tax accounts which have not been allocated to specific segments (in thousands).

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED

Three Months Ended June 30,       RM     Services  VVDI    Other      Total
----------------------------- ---------- -------- ------- --------  ----------
1999
Revenues..................... $   31,356 $ 21,412 $ 6,385 $         $   59,153
Operating Profit (Loss)...... $   17,457 $  5,980 $ 1,866 $(35,186) $   (9,883)
Assets....................... $1,383,770 $497,429 $77,733 $559,644  $2,518,576
1998
Revenues..................... $   12,078 $  7,000 $ 4,004 $         $   23,082
Operating Profit (Loss)...... $    6,648 $    809 $ 1,287 $(28,543) $  (19,799)
Assets....................... $  754,649 $104,833 $46,025 $232,194  $1,137,701
Six Months Ended June 30,         RM     Services  VVDI    Other      Total
----------------------------- ---------- -------- ------- --------  ----------
1999
Revenues..................... $   56,872 $ 32,238 $12,451 $         $  101,561
Operating Profit (Loss)...... $   31,301 $  7,553 $ 3,687 $(61,924) $  (19,383)
Assets....................... $1,383,770 $497,429 $77,733 $559,644  $2,518,576
1998
Revenues..................... $   21,587 $ 12,275 $ 7,146 $         $   41,008
Operating Profit (Loss)...... $   11,257 $  1,541 $ 2,377 $(36,501) $  (21,326)
Assets....................... $  754,649 $104,833 $46,025 $232,194  $1,137,701

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

  As the Company was a wholly-owned subsidiary of ARS through June 4, 1998, the condensed consolidated financial statements for the three and six months ended June 30, 1998 may not reflect the results of operations or financial position of the Company had it been an independent public company during such periods. Because of the Company's relatively brief operating history and the large number of recent acquisitions, the following discussion will not necessarily reveal all significant developing or continuing trends.

  The Company is a leading independent owner, operator and developer of wireless communications towers in the United States. From January 1, 1999 through June 30, 1999, the Company acquired various communications sites and businesses for an aggregate estimated purchase price of approximately $608.5 million, including the issuance of approximately 20.7 million shares of Class A common stock. Management expects that acquisitions consummated to date will have a material impact on future revenues, expenses and results from operations.

Results of Operations

  As of June 30, 1999, the Company owned and/or operated approximately 3,600 communications sites, as compared to approximately 1,800 communications sites as of June 30, 1998. The acquisitions consummated in 1999 and 1998 have significantly affected operations for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998. See the notes to the condensed consolidated financial statements for a description of the acquisitions consummated in 1999 and the Company's Annual Report on Form 10-K for acquisitions consummated in 1998 and prior.

Three months ended June 30, 1999 and 1998 (Dollars in thousands)--Unaudited

                                      Three Months Ended   Amount of  Percentage
                                      -------------------  ---------- ----------
                                                            Increase   Increase
                                           June 30,        (Decrease) (Decrease)
                                      -------------------  ---------- ----------
                                        1999      1998
                                      --------- ---------
   Revenues:
     Rental and management..........  $ 31,356  $  12,078   $19,278       160 %
     Services.......................    21,412      7,000    14,412       206 %
     Video, voice, data and Internet
      transmission..................     6,385      4,004     2,381        59 %
                                      --------  ---------   -------
   Total revenues...................    59,153     23,082    36,071       156 %
                                      --------  ---------   -------
   Operating Expenses:
     Rental and management..........    13,899      5,430     8,469       156 %
     Services.......................    15,432      6,191     9,241       149 %
     Video, voice, data and Internet
      transmission..................     4,519      2,717     1,802        66 %
                                      --------  ---------   -------
   Total operating expenses
      excluding depreciation and
      amortization, tower
      separation, and corporate
      general and administrative
      expenses......................    33,850     14,338    19,512       136 %
                                      --------  ---------   -------
     Depreciation and amortization..    33,139      9,953    23,186       233 %
     Tower separation expense.......               12,457   (12,457)     (100)%
     Corporate general and adminis-
      trative expense...............     2,300      1,084     1,216       112 %
   Interest expense.................    (5,538)    (7,472)   (1,934)      (26)%
   Interest income and other, net...     5,788        966     4,822       499 %
   Minority interest in net losses
    (earnings) of subsidiaries......        82       (110)     (192)     (175)%
   Income tax (expense) benefit.....       (79)     2,949    (3,028)     (103)%
   Extraordinary loss on
    extinguishment of debt..........               (1,382)   (1,382)     (100)%
                                      --------  ---------   -------
   Net loss.........................  $ (9,883) $ (19,799)  $(9,916)      (50)%
                                      ========  =========   =======

 Rental and Management Revenue

  Rental and management revenue for the three months ended June 30, 1999, was $31.4 million, an increase of $19.3 million from the three months ended June 30, 1998. The majority of the increase, $15.0 million, is attributable to revenue generated from acquisitions consummated and/or towers constructed subsequent to June 30, 1998. The remaining factor contributing to the additional revenue is an increase in comparable tower revenue of $4.3 million in the second quarter of 1999 for towers that existed in the second quarter of 1998.

 Services Revenue

  Services revenue for the three months ended June 30, 1999, was $21.4 million, an increase of $14.4 million from revenues for the three months ended June 30, 1998. The primary reason for the increase is due to the $16.6 million of revenue earned in the second quarter of 1999 as a result of the Omni Merger. The increase from the Omni Merger is offset by a decrease in revenues generated from the Company's existing services business of approximately $2.2 million. This decrease is a direct result of the Company's shift in focus on site acquisition, development and construction of towers for its own use ("Build-to-Suit") from its previous focus on development and construction of towers for sale to third parties. The Company expects to continue its focus on Build-to-Suit activity in the foreseeable future, thus resulting in a continuing decline in revenues applicable to this portion of the Services business.

 Video, Voice, Data and Internet Transmission Revenue

  Video, voice, data and Internet transmission (VVDI) revenue for the three months ended June 30, 1999, was $6.4 million, an increase of $2.4 million from revenues for the three months ended June 30, 1998. The primary reason for the increase is attributed to approximately $1.8 million of revenues earned during the current period as a result of the acquisition of Washington International Teleport which closed in the second quarter of 1998. The remaining component of the increase, $0.6 million, is due to growth in the overall VVDI business which existed at June 30, 1998.

 Rental and Management, Services and VVDI Expenses

  Rental and management, Services and VVDI expenses for the three months ended June 30, 1999, were $13.9 million, $15.4 million and $4.5 million, respectively, an increase of $8.5 million, $9.2 million and $1.8 million, respectively, from the three months ended June 30, 1998. The primary reasons for the increase in these expenses are essentially the same as those discussed above under each respective revenue segment.

 Depreciation and Amortization

  Depreciation and amortization for the three months ended June 30, 1999, was $33.1 million, an increase of $23.2 million from the three months ended June 30, 1998. A component of the increase is attributable to an increase in depreciation expense of $8.5 million. This is a direct result of the Company's purchase, construction and/or acquisition of approximately $416.2 million of property and equipment from July 1, 1998 to June 30, 1999. The remaining component of the increase is attributable to an increase in amortization of $14.7 million, resulting from the Company's recording and amortizing of approximately $601.5 million of goodwill and other intangible assets related to acquisitions consummated from July 1, 1998 to June 30, 1999.

 Tower Separation Expense

  The Company completed its separation from ARS in the second quarter of 1998, and no additional expenditures related to the separation were incurred in the three month period ended June 30, 1999. See note 1 of the condensed consolidated financial statements for a description of tower separation expense.

 Corporate General and Administrative Expense

  Corporate general and administrative expense for the three months ended June 30, 1999, was $2.3 million, an increase of $1.2 million from the three months ended June 30, 1998. The majority of the increase is a result of higher personnel and marketing costs associated with supporting the Company's expanding revenue base and growth strategy. Other factors contributing to the increase include higher costs associated with enhancing the Company's information technology infrastructure and overall increases in other administrative expenses.

 Interest Expense

  Interest expense for the three months ended June 30, 1999, was $5.5 million, a decrease of $1.9 million from the three months ended June 30, 1998. The net decrease is attributable to approximately $3.1 million of interest incurred in 1998 on outstanding redeemable preferred stock which was redeemed prior to 1999, offset by an increase in the amount of interest incurred on the Company's outstanding debt obligations of approximately $1.2 million.

 Interest Income and Other, Net

  Interest income and other, net for the three months ended June 30, 1999, was $5.8 million, an increase of $4.8 million from the three months ended June 30, 1998. The increase is primarily related to interest earned on invested cash proceeds received from the issuance of the Company's common stock.

 Income Tax (Expense) Benefit

  The income tax expense for the three months ended June 30, 1999 was $0.08 million, a decrease of $3.0 million from the income tax benefit recorded for the three months ended June 30, 1998. The decrease in the tax benefit is due to an increase in nondeductible permanent items (principally goodwill amortization). The increase in nondeductible permanent items has occurred as a result of the consummation of several mergers and acquisitions in 1999 and the latter part of 1998.

 Extraordinary Loss on Extinguishment of Debt

  The Company incurred an extraordinary loss in 1998 due to the write-off of deferred financing costs in connection with the refinancing of its previous credit facility. There have been no transactions which qualify for treatment as extraordinary items during the three month period ended June 30, 1999.

Six months ended June 30, 1999 and 1998 (Dollars in thousands)--Unaudited

                                       Six Months Ended    Amount of  Percentage
                                       ------------------  ---------- ----------
                                                            Increase   Increase
                                           June 30,        (Decrease) (Decrease)
                                       ------------------  ---------- ----------
                                         1999      1998
                                       --------  --------
   Revenues:
     Rental and management...........  $ 56,872  $ 21,587   $35,285       163 %
     Services........................    32,238    12,275    19,963       163 %
     Video, voice, data and Internet
      transmission...................    12,451     7,146     5,305        74 %
                                       --------  --------   -------
   Total revenues....................   101,561    41,008    60,553       148 %
                                       --------  --------   -------
   Operating Expenses:
     Rental and management...........    25,571    10,330    15,241       148 %
     Services........................    24,685    10,734    13,951       130 %
     Video, voice, data and Internet
      transmission...................     8,764     4,769     3,995        84 %
                                       --------  --------   -------
   Total operating expenses excluding
      depreciation and amortization,
      tower separation, and corporate
      general and administrative
      expenses.......................    59,020    25,833    33,187       128 %
                                       --------  --------   -------
     Depreciation and amortization...    57,808    15,755    42,053       267 %
     Tower separation expense........              12,457   (12,457)     (100)%
     Corporate general and adminis-
      trative expense................     4,140     1,626     2,514       155 %
   Interest expense..................   (11,539)   (9,902)    1,637        17 %
   Interest income and other, net....    10,737     1,831     8,906       486 %
   Minority interest in net losses
    (earnings) of subsidiaries.......        79      (189)     (268)     (142)%
   Income tax benefit................       747     2,979    (2,232)      (75)%
   Extraordinary loss on
    extinguishment of debt...........              (1,382)   (1,382)     (100)%
                                       --------  --------   -------
   Net loss..........................  $(19,383) $(21,326)  $(1,943)       (9) %
                                       ========  ========   =======

Rental and Management Revenue

  Rental and management revenue for the six months ended June 30, 1999, was $56.9 million, an increase of $35.3 million from the six months ended June 30, 1998. The majority of the increase, $24.7 million, is attributable to revenue generated from acquisitions consummated and/or towers constructed subsequent to June 30, 1998. The remaining factor contributing to the additional revenue is an increase in comparable tower revenue of $10.6 million in the six month period ended June 30, 1999 for towers that existed in the six month period ended June 30, 1998.

Services Revenue

  Services revenue for the six months ended June 30, 1999, was $32.2 million, an increase of $19.9 million from revenues for the six months ended June 30, 1998. The primary reason for the increase is due to the $23.1 million of revenue earned in 1999 as a result of the Omni Merger. The increase from the Omni Merger is offset by a decrease in revenues generated from the Company's existing services business of approximately $3.2 million. This decrease is a direct result of the Company's shift in focus on Build-to-Suit activities from its previous focus on development and construction of towers for sale to outside customers. The Company expects to continue its focus on Build-to-Suit activity in the foreseeable future, thus resulting in a continuing decline in revenues applicable to this portion of the Services business.

Video, Voice, Data and Internet Transmission Revenue

  VVDI revenue for the six months ended June 30, 1999, was $12.5 million, an increase of $5.3 million from revenues for the six months ended June 30, 1998. The primary reason for the increase is attributed to approximately $4.2 million of revenues earned during the six month period June 30, 1999 as a result of the acquisition of Washington International Teleport which closed in the second quarter of 1998. The remaining component of the increase, $1.1 million, is due to growth in the overall VVDI business existing at June 30, 1998.

Rental and Management, Services and VVDI Expenses

  Rental and management, Services and VVDI expenses for the six months ended June 30, 1999, were $25.6 million, $24.7 million and $8.8 million, respectively, an increase of $15.2 million, $14.0 million and $4.0 million, respectively, from the six months ended June 30, 1998. The primary reasons for the increase in these expenses are essentially the same as those discussed above under each respective revenue segment.

Depreciation and Amortization

  Depreciation and amortization for the six months ended June 30, 1999, was $57.8 million, an increase of $42.1 million from the six months ended June 30, 1998. A component of the increase is attributable to an increase in depreciation expense of $14.7 million. This is a direct result of the Company's purchase, construction and/or acquisition of approximately $416.2 million of property and equipment from July 1, 1998 to June 30, 1999. The remaining component of the increase is attributable to an increase in amortization of $27.4 million, resulting from the Company's recording and amortizing of approximately $601.5 millon of goodwill and other intangible assets related to acquisitions consummated from July 1, 1998 to June 30, 1999.

Tower Separation Expense

  The Company completed its separation from ARS in the second quarter of 1998, and no additional expenditures related to the separation were incurred in the six month period ended June 30, 1999. See note 1 of the condensed consolidated financial statements for a description of tower separation expense.

Corporate General and Administrative Expense

  Corporate general and administrative expense for the six months ended June 30, 1999, was $4.1 million, an increase of $2.5 million from the six months ended June 30, 1998. The majority of the increase is a result of higher personnel and marketing costs associated with supporting the Company's expanding revenue base and growth strategy. Other factors contributing to the increase include higher costs associated with enhancing the Company's information technology infrastructure and overall increases in other administrative expenses.

Interest Expense

  Interest expense for the six months ended June 30, 1999, was $11.5 million, an increase of $1.6 million from the six months ended June 30, 1998. The net increase is attributable to an increase in the amount of interest incurred on the Company's outstanding debt obligations of approximately $4.7 million offset by a decrease of approximately $3.1 million related to interest incurred in 1998 on outstanding redeemable preferred stock which was redeemed prior to 1999.

Interest Income and Other, Net

  Interest income and other, net for the six months ended June 30, 1999, was $10.7 million, an increase of $8.9 million from the six months ended June 30, 1998. The increase is primarily related to interest earned on invested cash proceeds received from the issuance of the Company's common stock.

Income Tax (Expense) Benefit

  The income tax benefit for the six months ended June 30, 1999 was $0.7 million, a decrease of $2.2 million from the six months ended June 30, 1998. The decrease in the tax benefit is due to an increase in nondeductible permanent items (principally goodwill amortization). The increase in nondeductible permanent items has arisen as a result of the consummation of several mergers and acquisitions in 1999 and the latter part of 1998.

Extraordinary Loss on Extinguishment of Debt

  The Company incurred an extraordinary loss in 1998 due to the write-off of deferred financing costs in connection with the refinancing of its previous credit facility. There have been no transactions which qualify for treatment as extraordinary items during the six month period ended June 30, 1999.

Liquidity and Capital Resources

  The Company's liquidity needs arise from its acquisition-related activities, debt service, working capital and capital expenditures associated principally with its construction program. As of June 30, 1999, the Company maintained approximately $353.2 million in cash and cash equivalents, working capital of approximately $350.5 million, and had approximately $500.0 million available under its credit facilities. Historically, the Company has met its operational liquidity needs with internally generated funds and has financed the acquisition of tower related properties and its construction program with a combination of capital funds from sales of its equity securities and bank borrowings.

  For the six months ended June 30, 1999, cash flows provided by operating activities were $25.8 million, as compared to cash flows used for operating activities of $8.7 million for the six months ended June 30, 1998. The change is primarily attributable to the favorable cash flow generated from consummated acquisitions in 1999 and the latter part of 1998.

  For the six months ended June 30, 1999, cash flows used for investing activities were $300.8 million as compared to $164.5 million for the six months ended June 30, 1998. The increase in 1999 is primarily due to an increase in property and equipment expenditures of approximately $77.0 million coupled with the increase in cash expended for mergers and acquisitions (which includes escrow deposits and equity investments) of approximately $59.0 million.

  For the six months ended June 30, 1999, cash flows provided by financing activities were $442.0 million as compared to $232.4 million for the six months ended June 30, 1998. The net increase in 1999 is due principally to cash flow provided from the sale of the Company's common stock in 1999, offset by decreases in borrowings under the Company's credit facilities. In addition, during the six month period ended June 30, 1999 the Company decreased the amounts transferred to ARS and CBS by approximately $224.0 million.

  For the six months ended June 30, 1999, the Company had capital expenditures, exclusive of fixed assets acquired through acquisitions, of approximately $112.0 million primarily related to construction activities, including the completion of approximately 445 towers. The Company's 1999 business plan calls for construction of between 1,000 and 1,200 towers at a cost of between $180.0 million and $228.0 million (exclusive of broadcast towers). Assuming the increase of its credit facilities as described below, management believes that the Company will have sufficient funds available to finance current construction plans, pending acquisitions and several additional major acquisitions and/or construction projects. However, in the event that the Company were to negotiate any additional major transactions, it might require additional financing either through incurring additional debt or the sale of equity securities. Such financing or sale of securities may not be available on favorable terms.

  Management expects that the consummated acquisitions and current and future construction activities will have a material impact on liquidity. Management believes that the acquisition activities, once integrated, will have a favorable impact on liquidity and will offset the initial effects of the funding requirements. Management also believes that the construction activities may initially have an adverse effect on the future liquidity of the Company as newly constructed towers will initially decrease overall liquidity. But, as such sites become fully operational and achieve higher utilization, they should generate positive cash flow, and, in the long-term, increase liquidity.

  Credit Facilities: As of June 30, 1999, the Company had approximately $284.1 million of long-term debt, of which $275.0 million was outstanding in the form of term loans and revolving credit facilities. Debt service requires a substantial portion of the Company's cash flow from operations. Accordingly, the Company's leverage could make it vulnerable to a downturn in the operating performance of its tower properties or in economic conditions. The Company believes that its cash flows from operations will be sufficient to meet its debt service requirements for interest and scheduled payments of principal under its existing credit facilities. If such cash flow were not sufficient to meet such debt service requirements, the Company might sell equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. The Company may not be able to effect any of such transactions on favorable terms. The Company believes that is has sufficient financial resources available to it, including borrowings under its credit facilities, to finance operations for the foreseeable future. The Company is in the process of negotiating an increase in the aggregate maximum borrowings under its credit facility from $925 million to $1.5 billion, subject, in either case, to compliance with certain financial ratios. While the Company believes such negotiations will be successful, the Company does not know what, if any, changes (including without limitations interest rate increases or other adverse provisions) the lenders may require in connection with such borrowing limit increase.

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

  ATC Separation: As of June 30, 1999, the Company is still obligated under the ATC Separation agreement for certain tax liabilities to CBS Corporation. See note 2 of the condensed consolidated financial statements.

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

  In December 1998, the Company engaged outside consultants to help it conduct an extensive review and implement a comprehensive plan to reduce the probability of operational difficulties due to year 2000 issues. The comprehensive plan consists of the following phases: (1) awareness phase-- identification of the problem and designing a structure to support the year 2000 efforts; (2) definition of critical processes and systems--a process to identify those activities critical to the Company and focus the efforts of year 2000 activities; (3) assessment phase--inventory the Company's systems, software and equipment, assessing whether they are year 2000 compliant, prioritizing those systems, software and equipment not compliant and developing action plans for remediation and or replacement of non-complaint systems, software and equipment; (4) renovation phase--converting, replacing or retiring non-compliant systems, software and equipment; (5) validation phase--testing converted or replaced systems; (6) implementation phase--place converted or replaced systems into operations; and (7) contingency planning phase--building a backup plan to be used in the event that the renovation plan cannot be accomplished. This phase will also include business continuity and disaster recovery planning for possible year 2000 induced failures on core business processes. The Company's plan considers both its primary information systems (financial systems software, network software and equipment, personal computers, etc.) and other technology and software dependent upon embedded systems (tower equipment, telephone systems, security systems, etc.).

  The Company has completed phases 1, 2 and 3 and is in the process of completing the remaining four phases for both its primary information systems and its other systems and equipment with embedded software. These phases are expected to be completed in the fourth quarter of 1999.

  Through June 30, 1999, the Company has not incurred significant costs related to developing and implementing its year 2000 comprehensive plan. The remaining costs necessary to complete full implementation of the plan is estimated to be between $0.3 million and $1.3 million.

  Although there can be no assurance that the Company will successfully complete implementation of its year 2000 comprehensive plan, the project is currently progressing in accordance with timetables established by the Company. Although failure to complete implementation on a timely basis may have material adverse financial and operational impacts on the Company, the Company believes such failure is not reasonably likely. The possible effects of unsuccessful implementation of the comprehensive plan include the following: (i) a temporary inability to process transactions, (ii) a temporary inability to order supplies or materials, (iii) a temporary inability to timely process orders and billings, and (iv) a temporary inability to deliver quality products and services to customers.

  The Company's business is dependent upon the systems of various third parties. With regard to these vendors, the Company is in the process of assessing their year 2000 readiness based upon communications with each such vendor. The assessment is expected to be ongoing throughout the third and fourth quarters of 1999. The Company believes that a material financial or business risk could occur if the financial institutions serving the Company or the Company's utility providers have year 2000 induced failures. The Company understands that these institutions and providers are cognizant of the year 2000 issues and are actively working to solve any problems that may arise.

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

  Within its rental and management business segment, computer-controlled devices, such as those found in automatic monitoring and control systems used for antenna structure lighting, are vulnerable to year 2000 related malfunctions and may fail, which would create a hazard to air navigation. Tower owners, such as the Company, are responsible for tower lighting in compliance with Federal Communications Commission and the Federal Aviation Administration requirements and the Company intends to take the necessary steps to address the year 2000 issues; however, the Company may not be entirely successful.

  Currently there are no contingency plans for the potential problems noted above with the third party vendors, embedded software and lighting systems; however, the Company has implemented a contingency planning phase for those or other matters as part of its year 2000 plan. The contingency planning phase is estimated to be completed in the fourth quarter of 1999.

Recent Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) will depend on the entity's intended use of the derivative and its resulting designation (as defined in the Statement). FAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently in the process of evaluating the impact FAS No. 133 will have on the Company and its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company maintains a portion of its cash and cash equivalents in short-term financial instruments which are subject to interest rate risks. Due to the relatively short duration of such instruments, fluctuations in interest rates should not materially affect the Company's financial condition or results of operations.

  The Company is exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. The Company attempts to reduce these risks by utilizing derivative financial instruments, namely interest rate caps and swaps, pursuant to Company policies. All derivative financial instruments are for purposes other than trading.

  During June of 1999, the Company sold two interest rate swaps with aggregate notional amounts of $24.9 million (expiring in January 2001 and June 2003) and received total proceeds of $0.3 million which included a net gain of approximately $0.2 million. Such gain will be recognized as income on a straight line basis over the remaining life of each respective instrument.

  The Company's potential loss in future earnings over the next twelve months as a result of a 10% increase in interest rates related to its long term debt obligations (using a weighted average interest rate of 8% at June 30, 1999) would be approximately $2.2 million.

  Except as discussed above, for the six months ended June 30, 1999, the Company has not incurred any material changes with respect to the interest rates, long-term debt and interest rate caps and swaps disclosed under this section in its Annual Report on Form 10-K. Accordingly, refer to Item 7A in the Company's Annual Report on Form 10-K for a more detailed discussion.

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

Item 2.--Changes in Securities and Use of Proceeds.

 Changes in Securities--The Board of Directors and the stockholders of the Company approved an amendment (the "Second Charter Amendment") to the Restated Certificate of Incorporation (the "Restated Certificate") to amend the provision of the Restated Certificate that requires an automatic conversion of the Class B common stock to Class A common stock at such time as the aggregate voting power of Mr. Dodge and his Controlled Entities (as defined in the Restated Certificate) falls below either (a) 50% of their initial aggregate voting power on June 8, 1998, which was approximately 42.6%, or (b) 20% of the aggregate voting power of all shares of common stock at the time outstanding. As a consequence of the Second Charter Amendment, the automatic conversion will occur only if the aggregate voting power of Mr. Dodge and his Controlled Entities and Mr. Thomas Stoner and his Controlled Entities falls below the applicable threshold. The amended provision was added to the Restated Certificate in connection with the merger of the Company with Old ATC in June 1998 (the "Old ATC Merger"). At the time of approval of the Second Charter Amendment, Mr. Dodge and his Controlled Entities owned "beneficially" within the meaning of the Restated Certificate approximately 28.5% (34.7% with Mr. Stoner and his Controlled Entities) of the aggregate voting power of all shares of common stock outstanding. Substantially all of the decline in Mr. Dodge's voting percentage was due to issuances of additional shares of Class A common stock by the Company and not sales by Mr. Dodge. Since the adoption of the original provision, the Company has issued more than 78.1 million shares of Class A common stock. During that period, Mr. Dodge did not sell any shares, although he did make certain charitable gifts of Class B common stock.

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

Item 4.--Submission of Matters to a Vote of Security Holders.

  The 1999 Annual Meeting of Stockholders was held on Wednesday, May 26, 1999, to consider and act upon the following matters. The results of the stockholder voting were as follows:

  1. To elect ten Directors, including two independent directors to be elected by the holders of Class A common stock, voting separately as a class, for the ensuing year or until their successors are elected and qualified;

                                                            Votes Cast   Votes
                                                                For     Withheld
                                                            ----------- --------
      Steven B. Dodge...................................... 215,642,325 121,925
      Alan L. Box.......................................... 215,589,434 174,816
      Arnold L. Chavkin.................................... 215,643,875 120,375
      Dean H. Eisner....................................... 215,641,519 122,731
      Jack D. Furst........................................ 215,721,275  42,975
      J. Michael Gearon, Jr. .............................. 215,644,075 120,175
      Fred R. Lummis*...................................... 131,838,145 120,175
      Randall Mays......................................... 215,644,075 120,175
      Thomas H. Stoner..................................... 215,643,075 121,175
      Maggie Wilderotter*.................................. 131,899,568  58,752

    *In accordance with the Company's Restated Certificate of Incorporation, the holders of Class A common stock, exclusive of all other stockholders, are entitled to elect two of the Company's independent directors. Mr. Lummus and Ms. Wilderotter were nominated as the independent directors and elected by the holders of the Class A common stock.

  2. To approve the Company's 1997 Stock Option Plan, as amended, pursuant to which options to purchase Class A common stock of the Company may be granted up to an aggregate of 15,000,000 shares;

        Votes For                  Votes Against                               Votes Withheld
        ---------                  -------------                               --------------
       198,025,794                  16,739,179                                    999,277

  3. To approve and adopt an amendment to the Company's Restated Certificate of Incorporation, that increased the authorized number of shares of common stock, par value $.01 per share;

        Votes For                  Votes Against                               Votes Withheld
        ---------                  -------------                               --------------
       205,991,346                   9,587,078                                    185,826

  4. To approve and adopt an amendment to the Company's Restated Certificate of Incorporation, that amended the provision that requires an automatic conversion of the Class B common stock to Class A common stock if the aggregate voting power of Mr. Dodge and his Controlled Entities (as defined in the Restated Certificate) falls below a certain percentage;

                                                    Votes     Votes     Broker
                                       Votes For   Against   Withheld Non-Votes
                                       ---------- ---------- -------- ----------
       Class A........................ 72,135,082 45,428,864 816,597  13,577,777
       Class B........................ 83,805,930

  5. To ratify the selection by the Board of Directors of the Company's independent auditors for 1999;

        Votes For                  Votes Against                               Votes Withheld
        ---------                  -------------                               --------------
       215,712,498                    22,169                                       29,583

Item 6.--Exhibits and Reports on Form 8-K.

 (a) Exhibits.

  Listed below are the exhibits that are filed as part of this Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K).

 Exhibit No.                Description of Document                       Exhibit File No.
 -----------                -----------------------                       ----------------
     2.1     Agreement and Plan of Merger, dated as of June 28,     Incorporated by reference to
              1999, by and among American Tower Corporation, ATI    Exhibit 2.1 to from ATC's
              Merger Corporation, and UniSite, Inc., a Delaware     Current Report on Form 8-K
              corporation.........................................  July 16, 1999
    3(i)     Restated Certificate of Incorporation, as amended,
              as filed with the Secretary of State of the State     Filed herewith as Exhibit
              of Delaware on June 4, 1999.........................  3(i)
    10.1     Agreement to Sublease, dated as of August 6, 1999,
              by and between AirTouch Communications, Inc., the
              other parties named therein as Sublessors, American   Filed herewith as Exhibit
              Tower Corporation and American Tower, L.P...........  10.1
    10.2     Stock Purchase Agreement between ATC Teleports, Inc.
              and ICG Holdings, Inc. and ICG Satellite Services,    Filed herewith as Exhibit
              Inc., dated as of August 11, 1999...................  10.2
     27      Financial Data Schedule..............................  Filed herewith as Exhibit 27
    99.1     Press Release dated as of August 8, 1999.............  Filed herewith as Exhibit
                                                                    99.1

 (b) Reports on Form 8-K.

  None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          American Tower Corporation

                                          By:     /s/ Joseph L. Winn
Date: August 16, 1999                       -----------------------------------
      ------------------
                                          Joseph L. Winn
                                          Treasurer & Chief Financial Officer
                                          (Duly Authorized Officer)

                                          By:     /s/ Justin D. Benincasa
Date: August 16, 1999                       -----------------------------------
      ------------------
                                          Justin D. Benincasa
                                          Vice President & Corporate
                                          Controller
                                          (Duly Authorized Officer)