Form 10-Q
period 1999-09-30
AMERICAN TOWER CORP /MA/
filed 1999-11-15
CIK 1053507

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark One):
[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934. For the quarterly period ended September 30, 1999.

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days: Yes  X    No ______
                                                    -

                                                                Outstanding at
Class of Common Stock                                         November 1,  1999
---------------------                                         ------------------
Class A Common Stock......................................... 144,500,686 shares
Class B Common Stock.........................................   8,778,644 shares
Class C Common Stock.........................................   2,422,804 shares
                                                              ------------------
Total........................................................ 155,702,134 shares
                                                              ==================

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           AMERICAN TOWER CORPORATION

                                     INDEX

                                                                        Page No.
                                                                        --------

                         PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

  Condensed Consolidated Balance Sheets
   September 30, 1999 and December 31, 1998................................   3
  Condensed Consolidated Statements of Operations
   Three and Nine Months Ended September 30, 1999 and 1998.................   4
  Condensed Consolidated Statements of Cash Flows
   Nine Months Ended September 30, 1999 and 1998...........................   5
  Notes to Condensed Consolidated Financial Statements.....................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................  13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  23

                           PART II. OTHER INFORMATION

 Item 1. Legal Proceedings.................................................   24
 Item 2. Changes in Securities and Use of Proceeds.........................   24
 Item 6. Exhibits and Reports on Form 8-K..................................   24
         Signatures........................................................   26

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS--UNAUDITED
                       (In thousands, except share data)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..........................  $   41,711    $  186,175
 Accounts receivable, net of allowance for doubtful
  accounts of $2,308 and $1,230, respectively.......      38,818        15,506
 Prepaid and other current assets...................       9,397         4,065
 Inventories........................................       7,123
 Costs in excess of billings on uncompleted
  contracts.........................................       9,402         1,344
 Deferred income taxes..............................         495           495
 Due from CBS Corporation...........................      12,593
                                                      ----------    ----------
   Total current assets.............................     119,539       207,585
                                                      ----------    ----------
PROPERTY AND EQUIPMENT, net.........................     892,245       449,476
GOODWILL AND OTHER INTANGIBLE ASSETS, net...........   1,275,807       718,575
NOTES RECEIVABLE....................................      72,156         7,585
DEPOSITS AND OTHER LONG-TERM ASSETS.................     133,113         9,406
INVESTMENTS.........................................      14,695           298
DEFERRED INCOME TAXES...............................     113,003       109,418
                                                      ----------    ----------
TOTAL...............................................  $2,620,558    $1,502,343
                                                      ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt..................  $    2,653    $    1,652
 Accounts payable...................................      15,497         6,696
 Accrued expenses...................................      24,015        11,347
 Accrued tower construction costs...................      20,142        16,099
 Accrued interest...................................       3,653         1,132
 Billings in excess of costs on uncompleted
  contracts.........................................      11,246         6,610
 Accrued separation expenses........................                     5,058
 Due to CBS Corporation.............................                    45,127
 Accrued acquisition purchase price.................         353        21,914
                                                      ----------    ----------
   Total current liabilities........................      77,559       115,635
                                                      ----------    ----------
LONG-TERM DEBT......................................     375,987       279,477
OTHER LONG-TERM LIABILITIES.........................       3,369         1,429
                                                      ----------    ----------
   Total liabilities................................     456,915       396,541
                                                      ----------    ----------
MINORITY INTEREST IN SUBSIDIARIES...................       5,909         4,116
                                                      ----------    ----------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CLASS A COMMON STOCK:
   $.01 par value, 336,250 shares issued and
    outstanding; at estimated redemption value of
    $29.56 per share................................                     9,940
                                                      ----------    ----------
STOCKHOLDERS' EQUITY:
 Preferred Stock; $0.01 par value; 20,000,000
  shares authorized; no shares issued or
  outstanding.......................................
 Class A Common Stock; $.01 par value; 500,000,000
  shares authorized; 144,466,550 and 96,291,111
  shares issued and outstanding, respectively.......       1,445           963
 Class B Common Stock, $.01 par value; 50,000,000
  shares authorized; 8,811,940 and 9,001,060 shares
  issued and outstanding, respectively..............          88            90
 Class C Common Stock, $.01 par value; 10,000,000
  shares authorized; 2,422,804 and 3,002,008 shares
  issued and outstanding, respectively..............          24            30
 Additional paid-in capital.........................   2,239,881     1,140,365
 Accumulated deficit................................     (82,176)      (49,702)
                                                      ----------    ----------
   Total............................................   2,159,262     1,091,746
   Less: Treasury stock (76,403 shares at cost).....      (1,528)
                                                      ----------    ----------
   Total stockholders' equity.......................   2,157,734     1,091,746
                                                      ----------    ----------
TOTAL...............................................  $2,620,558    $1,502,343
                                                      ==========    ==========

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS--(UNAUDITED)
                     (In thousands, except per share data)

                                        Three Months           Nine Months
                                     Ended September 30,   Ended September 30,
                                     --------------------  --------------------
                                       1999       1998       1999       1998
                                     ---------  ---------  ---------  ---------
REVENUES:

 Rental and management.............  $  37,768  $  17,719  $  94,640  $  39,305
 Services..........................     22,710      6,572     54,948     18,848
 Video, voice, data and Internet
  transmission.....................      7,061      6,187     19,512     13,332
                                     ---------  ---------  ---------  ---------
   Total revenues..................     67,539     30,478    169,100     71,485
                                     ---------  ---------  ---------  ---------

OPERATING EXPENSES:
 Operating expenses excluding
  depreciation and amortization,
  tower separation and corporate
  general and administrative
  expenses:
   Rental and management...........     17,917      8,087     43,488     18,417
   Services........................     17,110      4,677     41,795     15,412
   Video, voice, data and Internet
    transmission...................      5,478      3,928     14,242      8,697
 Depreciation and amortization.....     35,111     17,243     92,919     32,998
 Tower separation expense..........                   159                12,616
 Corporate general and
  administrative expense...........      2,255      1,561      6,395      3,186
                                     ---------  ---------  ---------  ---------
   Total operating expenses........     77,871     35,655    198,839     91,326
                                     ---------  ---------  ---------  ---------
LOSS FROM OPERATIONS...............    (10,332)    (5,177)   (29,739)   (19,841)
                                     ---------  ---------  ---------  ---------

OTHER INCOME (EXPENSE):
 Interest expense..................     (5,958)    (7,121)   (17,497)   (17,023)
 Interest income and other, net....      3,162      4,451     13,899      6,283
 Minority interest in net
  (earnings) losses of
  subsidiaries.....................       (158)       (66)       (79)      (255)
                                     ---------  ---------  ---------  ---------
TOTAL OTHER INCOME (EXPENSE).......     (2,954)    (2,736)    (3,677)   (10,995)
                                     ---------  ---------  ---------  ---------
LOSS BEFORE INCOME TAXES AND
 EXTRAORDINARY LOSSES..............    (13,286)    (7,913)   (33,416)   (30,836)
INCOME TAX BENEFIT.................        195      1,955        942      4,934
                                     ---------  ---------  ---------  ---------
LOSS BEFORE EXTRAORDINARY LOSSES...    (13,091)    (5,958)   (32,474)   (25,902)
EXTRAORDINARY LOSS ON
 EXTINGUISHMENT OF DEBT, NET OF
 INCOME TAX BENEFIT OF $921........                                      (1,382)
EXTRAORDINARY LOSS ON REDEMPTION OF
 INTERIM PREFERRED STOCK, NET OF
 INCOME TAX BENEFIT OF $5,000......                (7,510)               (7,510)
                                     ---------  ---------  ---------  ---------
NET LOSS...........................  $ (13,091) $ (13,468) $ (32,474) $ (34,794)
                                     =========  =========  =========  =========

BASIC AND DILUTED NET LOSS PER
 COMMON SHARE AMOUNTS--
 Loss Before Extraordinary
  Losses...........................  $    (.08) $    (.06) $    (.22) $    (.37)
 Extraordinary Losses..............                  (.07)                 (.13)
                                     ---------  ---------  ---------  ---------
NET LOSS...........................  $    (.08) $    (.13) $    (.22) $    (.50)
                                     =========  =========  =========  =========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING................    155,625    104,621    147,588     70,103
                                     =========  =========  =========  =========


           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--UNAUDITED
                                 (In thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES.............. $  56,561  $   2,878
                                                          ---------  ---------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Payments for purchase of property and equipment and
   construction in progress..............................  (173,864)   (76,291)
  Payments for acquisitions, net of cash acquired........  (361,256)  (140,384)
  Advances of notes receivable...........................   (64,488)   (11,100)
  Proceeds from notes receivable.........................       538      2,000
  Deposits, investments and other long-term assets.......  (137,693)    (2,140)
                                                          ---------  ---------
Cash used for investing activities.......................  (736,763)  (227,915)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under notes payable and credit facilities...    95,357    205,500
  Repayment of notes payable and credit facilities.......  (143,233)  (136,954)
  Net proceeds from equity offerings and stock options...   634,293    707,399
  Cash transfers to CBS Corporation......................   (50,000)  (221,665)
  Net proceeds from Interim Preferred Stock..............              300,000
  Redemption of Interim Preferred Stock..................             (303,117)
  Contributions from ARS.................................               56,954
  Cash transfers to ARS..................................              (51,856)
  Distributions to minority interest.....................      (315)      (314)
  Deferred financing costs...............................      (364)   (22,052)
                                                          ---------  ---------
Cash provided by financing activities....................   535,738    533,895
                                                          ---------  ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.....  (144,464)   308,858
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........   186,175      4,596
                                                          ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD................. $  41,711  $ 313,454
                                                          =========  =========
CASH PAID FOR INCOME TAXES............................... $   1,401  $     239
                                                          =========  =========
CASH PAID FOR INTEREST................................... $  16,006  $  16,036
                                                          =========  =========
NON-CASH TRANSACTIONS:
  Contribution of property and equipment and other assets
   from ARS..............................................            $   6,488
  Issuance of common stock and assumption of options for
   acquisitions.......................................... $ 448,037  $ 363,609
  Increase in deferred tax assets from corporate
   restructuring.........................................            $ 135,000
  (Decrease) increase in due to CBS Corporation from
   estimated remaining tax liabilities................... $  (7,813) $ 131,660
  Escrow return -- treasury stock........................ $   1,528

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED

1. Basis of Presentation and Accounting Policies

  The accompanying condensed consolidated financial statements have been prepared by American Tower Corporation (the Company or American Tower), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures are adequate to make the information presented not misleading. In addition, the Company believes such information reflects all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's 1998 Annual Report on Form 10-K and interim reports on Form 10Q for the three month periods ended March 31, 1999 and June 30, 1999 filed with the SEC on March 19, 1999, May 17, 1999 and August 16, 1999, respectively.

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

  Loss Per Common Share--Basic and diluted income or loss per common share have been determined in accordance with Statement of Financial Accounting Standards (FAS) No. 128, "Earnings Per Share," whereby basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by adjusting the weighted average number of common shares for dilutive potential common shares outstanding during the period, if any. In computing diluted per share amounts, the Company uses the treasury stock method, whereby unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Shares outstanding upon the consummation of the ATC Separation (as defined in note 2 below) are assumed to be outstanding for all periods prior to June 4, 1998. Shares issuable upon exercise of options have been excluded from the computation of diluted income or loss per common share as the effect is anti-dilutive. Had options been included in the computation, shares for the diluted computation would have increased by approximately 5.0 and 5.4 million and 4.4 and 4.0 million for the three and nine month periods ended September 30, 1999 and 1998, respectively.

  Tower Separation Expense--Tower separation expense consists of one-time costs incurred in connection with the separation of the Company from its former parent and includes legal, accounting, financial advisory and consent solicitation fees.

  Recent Accounting Pronouncement--In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended in May 1999 by FAS No. 137. This statement establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) will depend on the entity's intended use of the derivative and its resulting designation (as defined in the statement). FAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after January 1, 2000. The Company is currently in the process of evaluating the impact FAS No. 133 will have on the Company and its consolidated financial statements.

  Reclassifications--Certain reclassifications have been made to the 1998 condensed consolidated financial statements to conform to the 1999 presentation.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(UNAUDITED)

2. ATC Separation

  As disclosed in the Company's 1998 Annual Report on Form 10-K, the Company was formerly a wholly-owned subsidiary of American Radio Systems Corporation
(ARS) until its spin-off from ARS on June 4, 1998 (the ATC Separation). As part of the ATC Separation, the Company was required to reimburse CBS Corporation (CBS) for certain tax liabilities incurred by ARS as a result of the transaction. As of December 31, 1998 the Company had made estimated tax payments to CBS of approximately $212.0 million. The Company was also required to make additional payments to CBS upon the conversion of ARS 7% Convertible Debentures (the ARS Convertible Debentures) by the holders thereof as these conversions were expected to increase ARS's ultimate tax liability. In the third quarter of 1999, the remaining holders of the ARS Convertible Debentures elected to convert their holdings. Upon such conversion and the completion of the 1998 ARS tax return, a final calculation of the total tax payments due from CBS was performed by CBS. Such calculation reflected a refund to the Company of amounts previously paid of approximately $2.8 million, which is subject to review by the Company before final settlement. Such amount along with the Company's previously provided security deposit of $9.8 million are recorded as "Due from CBS" in the accompanying September 30, 1999 condensed consolidated balance sheet. The Company continues to be obligated to indemnify CBS and ARS for certain tax matters affecting ARS prior to the ATC Separation. As of September 30, 1999, no such matters have been brought to the Company's attention. See the Company's 1998 Annual Report on Form 10-K and the March 31, 1999 and June 30, 1999 quarterly reports on Form 10-Q for a more detailed discussion related to the ATC Separation.

3. Significant Customers

  For the three and nine month periods ended September 30, 1999, one customer accounted for approximately 16%, of the Company's consolidated revenues. No single customer accounted for more than 10% of consolidated revenues during the three or nine month periods ended September 30, 1998.

4. Income Taxes

  The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

5. Stockholders' Equity

  Redeemable Common Stock: In June 1998, the Company merged with a company owning a broadcasting tower in the Boston, Massachusetts area and issued 720,000 shares of Class A common stock valued at approximately $18.0 million. Under a put agreement that was executed in connection with the merger, the sellers had the right to require the Company to purchase, at any time prior to June 5, 1999, any or all shares of Class A common stock received pursuant to consummation of the merger for a purchase price equal to the then current market price. On June 5, 1999, the sellers' right to require the Company to purchase shares of common stock expired. Accordingly all unsold shares as of that date (383,750) were reclassified from Redeemable Class A common stock to common stock and additional paid in capital.

  Secondary Public Offering: In February 1999, the Company completed a secondary public offering of 25,700,000 shares of Class A common stock, $.01 par value per share (including 1,700,000 shares sold by the Company pursuant to the exercise in full of the underwriters' over-allotment option) at $25.00 per share. Certain selling stockholders sold an additional 1,300,000 shares in the offering. The Company's net proceeds of the

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(UNAUDITED)

offering (after deduction of the underwriting discount and offering expenses) were approximately $618.0 million. The Company initially invested the proceeds in short-term investment grade securities. The Company used such proceeds, together with borrowings under its existing credit facilities, to fund acquisitions and construction activities.

  Private Placement: In February 1999, the Company consummated the sale of 500,000 shares of Class A common stock to Credit Suisse First Boston Corporation at $26.31 per share. In connection with such sale, Credit Suisse First Boston Corporation was granted certain registration rights. The Company initially invested the proceeds of approximately $13.1 million in short-term investment grade securities. The Company used such proceeds, together with borrowings under its existing credit facilities, to fund acquisitions and construction activities.

  Other Changes to Stockholders' Equity: See note 6 of the condensed consolidated financial statements for issuances of common stock in connection with the Company's acquisitions consummated during the nine month period ended September 30, 1999.

6. Acquisitions

  General--The acquisitions consummated during the nine month period ended September 30, 1999 have been accounted for using the purchase method of accounting. The purchase prices related to these acquisitions have been allocated to the net assets acquired based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill and other intangible assets. For certain acquisitions, the condensed consolidated financial statements reflect the preliminary allocation of purchase prices as the appraisals related to the net assets acquired have not been finalized. The Company does not expect any changes in depreciation and amortization, as a result of such appraisals, to be material to the consolidated results of operations.

 Consummated Transactions

  The following provides a general description of the significant transactions consummated during the nine-month period ended September 30, 1999:

  Omni Merger--In February 1999, the Company consummated the Agreement and Plan of Merger, dated as of November 16, 1998 (the Omni Merger) with OmniAmerica, Inc. (Omni). Omni owned, managed and constructed multi-use telecommunications sites for radio and television broadcasting, paging, cellular, PCS and other wireless technologies and offered nationwide, turn-key tower construction and installation services. Pursuant to the Omni Merger agreement, Omni stockholders received 1.1 shares of the Company's Class A common stock for each share of Omni common stock. In the aggregate, the Company exchanged approximately 16.8 million shares of Class A common stock for approximately 15.2 million shares of Omni common stock. In addition, the Company assumed $96.6 million of debt, of which $94.3 million (inclusive of interest and fees) was paid at closing. The Company also assumed certain Omni employee stock options which were converted into options to purchase approximately 1.0 million shares of the Company's Class A common stock. Total merger consideration was approximately $462.0 million.

  TeleCom Merger--In February 1999, the Company consummated the Agreement and Plan of Merger, dated as of November 16, 1998 (the TeleCom Merger) with TeleCom Towers, L.L.C. (TeleCom). Telecom owned or co-owned approximately 271 towers and managed 121 revenue-generating sites in 27 states. Total merger consideration of approximately $194.6 million included the issuance of 3.9 million shares of Class A common stock, payment of $63.1 million in cash and the assumption of $48.4 million of debt.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(UNAUDITED)

  Comm Site Merger--In June 1999, the Company consummated the Agreement and Plan of Merger, dated as of May 13, 1999 (the Comm Site Merger) with Comm Site International, Inc. (Comm Site). The merger with Comm Site, a company that specialized in antenna site development and site management, is expected to expand the Company's presence in the Midwest and Southeast regions of the United States. Total cash consideration paid by the Company in connection with the Comm Site Merger was approximately $25.6 million, subject to a closing balance sheet working capital adjustment, which is expected to be finalized in the fourth quarter of 1999. The impact of the working capital adjustment is not expected to be material to the Company's consolidated financial statements.

  Triton PCS Acquisition--In September 1999, the Company consummated the acquisition of 187 wireless communications towers from Triton PCS, the first member of the AT&T Wireless Network, for $71.0 million in cash. Five additional communications towers are expected to be purchased from Triton PCS in the fourth quarter of 1999 for $1.9 million in cash. The towers are located in Georgia, North Carolina, South Carolina and Virginia. In addition, the Company agreed to develop a minimum of 100 build-to-suit towers for Triton PCS and provide turnkey services to Triton PCS for co-location sites through 2001.

  In addition to the above, the Company also consummated a number of other tower related asset purchases during the nine month period ended September 30, 1999. Total consideration paid in connection with these transactions was approximately $194.5 million.

  The following unaudited pro forma summary for the nine months ended September 30, 1999 and 1998 presents the condensed consolidated results of operations as if the 1999 acquisitions discussed above had occurred as of January 1, 1998 after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1998 or of results that may occur in the future.

In thousands, except per share data:

                                            Nine Months        Nine Months
                                               Ended              Ended
                                         September 30, 1999 September 30, 1998
                                         ------------------ ------------------
      Revenues..........................      $206,130           $162,702
      Loss before extraordinary items...      $(43,040)          $(48,071)
      Net loss..........................      $(43,040)          $(56,963)
      Basic and diluted net loss per
       common share.....................      $  (0.28)          $  (0.63)

  Since October 1, 1999, the Company has acquired and made investments in several communication sites and businesses for an aggregate preliminary purchase price of approximately $59.6 million.

 Pending Transactions

  The following provides a general description of significant transactions that are expected to be consummated in the fourth quarter of 1999 and into the year 2000.

  AirTouch Communications Inc.--In August 1999, the Company signed a definitive agreement with AirTouch Communications, Inc. (AirTouch), a unit of Vodafone AirTouch PLC, to acquire the rights to approximately 2,100 communications towers through a master sublease agreement. In addition, the Company will enter into an exclusive three-year build-to-suit agreement that is expected to produce approximately 400-500 new communications towers. Total consideration to be paid by the Company in connection with this transaction includes approximately $800.0 million in cash, plus a five year warrant to purchase 3.0 million shares of the

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(UNAUDITED)

Company's Class A common stock at $22.00 per share. The cash portion of the consideration to be paid in connection with this transaction is expected to come from a combination of current available funds, additional borrowings under its credit facilities or proceeds from the sale of the Company's issuance of convertible notes (described in note 8 below). The transaction is expected to close incrementally, beginning in the first quarter of 2000, subject to certain conditions.

  AT&T transaction--In September 1999, the Company signed a definitive agreement with AT&T Corp. to purchase 1,942 towers. The towers are located throughout the United States and were constructed by AT&T for its microwave operations. In addition, the Company agreed to enter into a build-to-suit agreement with AT&T Wireless Services at the initial closing of the transaction that is expected to produce the opportunity to build 1,000 towers. The purchase price for this transaction is $260.0 million in cash, subject to adjustment if all towers are not purchased. At the initial closing, AT&T will enter into a master lease agreement covering all towers in which it conducts microwave operations. The lease will have an initial term of ten years, and AT&T will have five, five-year renewal options. AT&T currently uses 468 of these towers for its microwave operations. It is expected that as many as 50% of the towers may not be marketable in the near future because of location. There will be a separate master lease with AT&T Wireless Services for the build-to-suit towers. The initial term will be ten years, and AT&T will have three, five-year renewals. The transaction will be closed in stages, subject to the satisfaction of customary conditions, including the receipt of all regulatory approvals, beginning in the fourth quarter of 1999 or the first quarter of 2000.

  UNIsite Merger--In June 1999, the Company entered into an Agreement and Plan of Merger (the UNIsite Merger) with UNIsite, Inc. (UNIsite). UNIsite, whose primary focus has been tower site management, has recently expanded its scope of services to include site ownership and development. Presently, UNIsite owns approximately 400 towers and has an exclusive build-to-suit agreement with a major wireless communications carrier. Pursuant to the UNIsite Merger agreement, UNIsite preferred and common stockholders will receive an aggregate of approximately $165.0 million in cash, subject to working capital and completed tower closing adjustments. In addition, the Company will assume approximately $40.0 million in debt. Consummation of the merger is expected to occur on the earlier of (a) January 31, 2000, or (b) UNIsite owning and operating 600 wireless communication towers, subject to certain conditions.

  TV Azteca Transaction--In September 1999, the Company entered into a letter of intent with TV Azteca, the owner of a major national television broadcast network in Mexico, relating to approximately 200 broadcast towers. The Company agreed to loan up to $120.0 million to that company and to take over responsibility for marketing and certain maintenance functions for the towers. The 20-year loan, which may be extended for an additional 20 years, will bear net interest at approximately 11.0% per annum, subject to certain conditions. The Company will be entitled to receive 100% of the revenues generated by third party leases on the towers during the term of the loan. The closing is subject to certain conditions, including the execution and delivery of definitive agreements and the receipt of all necessary regulatory approvals. Subject to satisfaction of those conditions, definitive agreements are scheduled to be executed in the fourth quarter of 1999.

  In connection with the TV Azteca letter of intent, on September 15, 1999, the Company entered into a six month credit agreement (interim financing) whereby the Company will advance $60.0 million to TV Azteca. The interim financing will bear interest at 11.0% payable quarterly, and is partially collaterized by the American Depository Shares of TV Azteca. As of September 30, 1999 the Company had advanced $32.0 million under the interim financing agreement. The remaining $28.0 million was advanced in October 1999.

  ICG Satellite Services Merger--In August 1999, the Company entered into a Stock Purchase Agreement with ICG Satellite Services, Inc. (ICGSS) to acquire a teleport facility and global maritime telecommunications network. Presently, ICGSS services voice, data internet and compressed video via satellite to major cruise lines, the U.S. Military, internet-related companies and international telecommunication customers. Total cash

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(UNAUDITED) consideration to be paid by the Company in connection with this merger is approximately $100.0 million. The transaction is expected to close in the fourth quarter of 1999, subject to the satisfaction of customary conditions.

  Watson Acquisition--In July 1999, the Company entered into an agreement to acquire Watson Communications for $73.0 million in cash. The acquisition involves 11 wireless and 10 broadcast towers in the San Francisco Bay area and one teleport containing nine antennas. The teleport covers the full domestic and the pacific international service region. Among the acquired sites is San Bruno Mountain, a premiere location within the San Francisco market. The transaction is expected to close in the fourth quarter of 1999, subject to the satisfaction of customary conditions.

  In addition to the above agreements, the Company is party to various agreements relating to the acquisition of assets from third parties for an estimated aggregate cost of approximately $28.2 million. Such transactions are subject to the satisfaction of customary closing conditions, which are expected to be met in the last quarter of 1999 or the first quarter of 2000.

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

  The accounting policies applied in compiling segment information below are similar to those described in the Company's 1998 Annual Report filed on Form 10-K and interim reports on Form 10-Q for the quarterly periods ended March 31, 1999 and June 30, 1999, respectively. In evaluating financial performance, management focuses on Operating Profit (Loss), which excludes depreciation and amortization, tower separation and corporate general and administrative expenses. This measure of Operating Profit (Loss) is also before interest income and other, net, interest expense, minority interest in net (earnings) losses of subsidiaries and income taxes.

  The Company's reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. All segments operate exclusively in the United States. In addition, all reported segment revenues are generated from external customers, as intersegment revenues are insignificant.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(UNAUDITED) Summarized financial information concerning the Company's reportable segments as of and for the three and nine months ended September 30, 1999 and 1998, are shown in the following table. The "Other" column below represents amounts excluded from specific segments such as extraordinary losses, income taxes, corporate general and administrative expense, tower separation expense, depreciation and amortization and interest. In addition, "Other" also includes corporate assets such as cash and cash equivalents, tangible and intangible assets, and income tax accounts, which have not been allocated to specific segments (in thousands).

Three Months Ended
September 30,                    RM     Services  VVDI     Other      Total
------------------           ---------- -------- ------- ---------  ----------
1999
Revenues...................  $   37,768 $ 22,710 $ 7,061            $   67,539
Operating Profit (Loss)....  $   19,851 $  5,600 $ 1,583 $ (40,125) $  (13,091)
Assets.....................  $1,630,886 $489,207 $92,229 $ 408,236  $2,620,558
1998
Revenues...................  $   17,719 $  6,572 $ 6,187            $   30,478
Operating Profit (Loss)....  $    9,632 $  1,895 $ 2,259 $ (27,254) $  (13,468)
Assets.....................  $  820,043 $113,829 $72,939 $ 428,943  $1,435,754
Nine Months Ended September
30,                              RM     Services  VVDI     Other      Total
---------------------------  ---------- -------- ------- ---------  ----------
1999
Revenues...................  $   94,640 $ 54,948 $19,512            $  169,100
Operating Profit (Loss)....  $   51,152 $ 13,153 $ 5,270 $(102,049) $  (32,474)
Assets.....................  $1,630,886 $489,207 $92,229 $ 408,236  $2,620,558
1998
Revenues...................  $   39,305 $ 18,848 $13,332            $   71,485
Operating Profit (Loss)....  $   20,888 $  3,436 $ 4,635 $ (63,753) $  (34,794)
Assets.....................  $  820,043 $113,829 $72,939 $ 428,943  $1,435,754

8. Private Notes Placement

  On October 4, 1999 the Company completed a private notes placement of $300.0 million principal amount of 6.25% Convertible Notes due 2009 (6.25% Notes), issued at 100% of their face amount, and $425.5 million principal amount of 2.25% Convertible Notes due 2009 (2.25% Notes), issued at 70.52% of their face amount. Total net proceeds received from the private placement notes were approximately $584.0 million. The 6.25% Notes are convertible, at the option of the holder, into the Company's Class A common stock at a conversion price of $24.40 per share. The 2.25% Notes are convertible, at the option of the holder, into Class A common stock at a conversion price of $24.00 per share. Approximately $368.0 million of the net proceeds from the private placement notes were used to pay off borrowings under the Company's existing credit facility. The remaining portion of the proceeds will be used to finance acquisitions and construction.

  On October 20, 1999, the Company filed a registration statement on Form S-3 to register the resale of the 6.25% and the 2.25% Notes by the holders thereof. Such registration statement was declared effective on November 2, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  This discussion contains forward-looking statements, including statements concerning projections, plans, objectives, future events or performance and underlying assumptions and other statements, which are other than statements of historical fact. Various factors affect the Company's results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statement. Such factors include:

  .  the outcome of our growth strategy,
  .  future results of operations,
  .  liquidity and capital expenditures,
  .  construction and acquisition activities,
  . debt levels and the ability to obtain financing and service debt, . competitive conditions and regulatory developments in the communications site and wireless carrier industries,
  . projected growth of the wireless communications and wireless carrier industries,
  . dependence on demand for satellites for internet data transmission, and . general economic conditions.

  As the Company was a wholly-owned subsidiary of ARS through June 4, 1998, the condensed consolidated financial statements for the three and nine months ended September 30, 1998 may not reflect the results of operations or financial position of the Company had it been an independent public company during such periods. Because of the Company's relatively brief operating history and the large number of recent acquisitions, the following discussion will not necessarily reveal all significant developing or continuing trends.

  The Company is a leading independent owner, operator and developer of wireless communications towers in the United States. From January 1, 1999 through September 30, 1999, the Company acquired various communications sites and businesses for an aggregate estimated purchase price of approximately $948.3 million, which includes cash paid, the assumption of debt and the issuance of approximately 20.7 million shares of Class A common stock. Management expects that acquisitions consummated to date and in the future will have a material impact on future revenues, expenses and results from operations.

Results of Operations

  As of September 30, 1999, the Company owned and/or operated approximately 4,600 communications sites, as compared to approximately 1,900 communications sites as of September 30, 1998. The acquisitions consummated in 1999 and 1998 have significantly affected operations for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998. See the notes to the condensed consolidated financial statements for a description of the acquisitions consummated in 1999 and the Company's Annual Report on Form 10-K for acquisitions consummated in 1998 and prior.

Three months ended September 30, 1999 and 1998 (Dollars in thousands)--
Unaudited

                                    Three months ended    Amount of  Percentage
                                       September 30,
                                    --------------------   Increase   Increase
                                      1999       1998     (Decrease) (Decrease)
                                    ---------  ---------  ---------- ----------
  Revenues:
  Rental and management............ $  37,768  $  17,719   $20,049       113%
  Services.........................    22,710      6,572    16,138       246%
  Video, voice, data and Internet
   transmission....................     7,061      6,187       874        14%
                                    ---------  ---------   -------
  Total revenues...................    67,539     30,478    37,061       122%
                                    ---------  ---------   -------
  Operating Expenses:
  Rental and management............    17,917      8,087     9,830       122%
  Services.........................    17,110      4,677    12,433       266%
  Video, voice, data and Internet
   transmission....................     5,478      3,928     1,550        39%
                                    ---------  ---------   -------
  Total operating expenses exclud-
   ing depreciation and
   amortization, tower separation,
   and corporate general and admin-
   istrative expenses..............    40,505     16,692    23,813       143%
                                    ---------  ---------   -------
  Depreciation and amortization....    35,111     17,243    17,868       104%
  Tower separation expense.........                  159      (159)     (100%)
  Corporate general and administra-
   tive expense....................     2,255      1,561       694        44%
  Interest expense.................     5,958      7,121    (1,163)      (16%)
  Interest income and other, net...     3,162      4,451    (1,289)      (29%)
  Minority interest in net earnings
   of subsidiaries.................       158         66        92       139%
  Income tax benefit...............       195      1,955    (1,760)      (90%)
  Extraordinary loss on redemption
   of interim preferred stock,
   net.............................                7,510    (7,510)     (100%)
                                    ---------  ---------   -------
  Net loss......................... $ (13,091) $ (13,468)  $  (377)       (3%)
                                    =========  =========   =======

 Rental and Management Revenue

  Rental and management revenue for the three months ended September 30, 1999, was $37.8 million, an increase of $20.0 million from the three months ended September 30, 1998. The majority of the increase, $18.0 million, is attributable to revenue generated from acquisitions consummated and/or towers constructed subsequent to September 30, 1998. The remaining factor contributing to the additional revenue is an increase in comparable tower revenue of $2.0 million in the third quarter of 1999 for towers that existed in the third quarter of 1998.

 Services Revenue

  Services revenue for the three months ended September 30, 1999, was $22.7 million, an increase of $16.1 million from revenues for the three months ended September 30, 1998. The primary reason for the increase is due to the $17.5 million of revenue earned in the third quarter of 1999 from operations acquired in the Omni Merger. The increase from the Omni Merger is offset by a decrease in revenues generated from the Company's existing services business of approximately $1.4 million. This decrease is a direct result of the Company's shift in focus on site acquisition, development and construction of towers for its own use ("Build-to-Suit") from its previous focus on development and construction of towers for sale to third parties.

 Video, Voice, Data and Internet Transmission Revenue

  Video, voice, data and Internet transmission (VVDI) revenue for the three months ended September 30, 1999, was $7.1 million, an increase of $0.9 million from revenues for the three months ended September 30, 1998. The primary reason for the increase is attributed to approximately $0.7 million of revenues earned during the current period as a result of an acquisition that closed in July of 1999. The remaining component of the increase, $0.2 million, is due to growth in the overall VVDI business that existed at September 30, 1998.

 Rental and Management, Services and VVDI Expenses

  Rental and management, Services and VVDI expenses for the three months ended September 30, 1999, were $17.9 million, $17.1 million and $5.5 million, respectively, an increase of $9.8 million, $12.4 million and $1.6 million, respectively, from the three months ended September 30, 1998. The primary reasons for the increase in these expenses are essentially the same as those discussed above under each respective revenue segment.

 Depreciation and Amortization

  Depreciation and amortization for the three months ended September 30, 1999, was $35.1 million, an increase of $17.9 million from the three months ended September 30, 1998. A component of the increase is attributable to an increase in depreciation expense of $7.6 million. This is a direct result of the Company's purchase, construction and/or acquisition of approximately $547.8 million of property and equipment from October 1, 1998 to September 30, 1999. The remaining component of the increase is attributable to an increase in amortization of $10.3 million, resulting from the Company's recording and amortizing of approximately $668.9 million of goodwill and other intangible assets related to acquisitions consummated from October 1, 1998 to September 30, 1999.

 Tower Separation Expense

  The Company completed its separation from ARS in the second quarter of 1998, and incurred minimal additional expenses related to the separation in the third quarter of 1998. No additional expenses related to the separation were incurred in the three month period ended September 30, 1999, or are expected to occur in the future. See note 1 of the condensed consolidated financial statements for a description of tower separation expense.

 Corporate General and Administrative Expense

  Corporate general and administrative expense for the three months ended September 30, 1999, was $2.3 million, an increase of $0.7 million from the three months ended September 30, 1998. The majority of the increase is a result of higher personnel and marketing costs associated with supporting the Company's expanding revenue base and market position. The remaining component of the increase is attributed to overall increases to other administrative expenses.

 Interest Expense

  Interest expense for the three months ended September 30, 1999, was $6.0 million, a decrease of $1.2 million from the three months ended September 30, 1998. The net decrease is attributable to a decrease in the current period of approximately $0.8 million of interest incurred in 1998 on outstanding redeemable preferred stock which was redeemed prior to 1999, coupled with an increase in interest capitalized during the three month period ended September 30, 1999 as a result of increased construction activity.

 Interest Income and Other, Net

  Interest income and other, net for the three months ended September 30, 1999, was $3.2 million, a decrease of $1.3 million from the three months ended September 30, 1998. The decrease is primarily related to a decrease in interest earned on invested cash on hand offset by an increase in interest earned on notes receivable and security deposits.

 Income Tax Benefit

  The income tax benefit for the three months ended September 30, 1999 was $0.2 million, a decrease of $1.8 million from the income tax benefit recorded for the three months ended September 30, 1998. In addition, the effective income tax benefit rate for the three months ended September 30, 1999 was 2%, as compared to an effective income tax benefit rate of 25% for the three months ended September 30, 1998. The decrease in the tax benefit and the effective tax benefit rate is due to an increase in nondeductible permanent items (principally goodwill amortization). The increase in nondeductible permanent items has occurred as a result of the consummation of several mergers and acquisitions in 1999 and the latter part of 1998.

 Extraordinary Loss on Extinguishment of Debt

  The Company incurred an extraordinary loss in 1998 due to the redemption of its interim preferred stock. There have been no transactions that qualify for treatment as extraordinary items during the three month period ended September 30, 1999.

Nine months ended September 30, 1999 and 1998 (Dollars in thousands)--
Unaudited

                                       Nine Months Ended
                                         September 30,     Amount of  Percentage
                                       ------------------  Increase    Increase
                                         1999      1998    (Decrease) (Decrease)
                                       --------  --------  ---------  ----------
Revenues:
Rental and management................  $ 94,640  $ 39,305   $55,335       141%
Services.............................    54,948    18,848    36,100       192%
Video, voice, data and Internet
 transmission........................    19,512    13,332     6,180        46%
                                       --------  --------   -------
Total revenues.......................   169,100    71,485    97,615       137%
                                       --------  --------   -------
Operating Expenses:
Rental and management................    43,488    18,417    25,071       136%
Services.............................    41,795    15,412    26,383       171%
Video, voice, data and Internet
 transmission........................    14,242     8,697     5,545        64%
                                       --------  --------   -------
Total operating expenses excluding
 depreciation and amortization, tower
 separation, and corporate general
 and administrative expenses.........    99,525    42,526    56,999       134%
                                       --------  --------   -------
Depreciation and amortization........    92,919    32,998    59,921       182%
Tower separation expense.............              12,616   (12,616)     (100%)
Corporate general and administrative
 expense.............................     6,395     3,186     3,209       101%
Interest expense.....................    17,497    17,023       474         3%
Interest income and other, net.......    13,899     6,283     7,616       121%
Minority interest in net earnings of
 subsidiaries........................        79       255      (176)      (69%)
Income tax benefit...................       942     4,934    (3,992)      (81%)
Extraordinary loss on extinguishment
 of debt, net........................               1,382    (1,382)     (100%)
Extraordinary loss on redemption of
 interim preferred stock, net........               7,510    (7,510)     (100%)
                                       --------  --------   -------
Net loss.............................  $(32,474) $(34,794)  $(2,320)       (7%)
                                       ========  ========   =======

 Rental and Management Revenue

  Rental and management revenue for the nine months ended September 30, 1999, was $94.6 million, an increase of $55.3 million from the nine months ended September 30, 1998. The majority of the increase, $38.2 million, is attributable to revenue generated from acquisitions consummated and/or towers constructed subsequent to September 30, 1998. The remaining factor contributing to the additional revenue is an increase in comparable tower revenue of $17.1 million in the nine month period ended September 30, 1999 for towers that existed in the nine month period ended September 30, 1998.

 Services Revenue

  Services revenue for the nine months ended September 30, 1999, was $55.0 million, an increase of $36.1 million from revenues for the nine months ended September 30, 1998. The primary reason for the increase is due to the $40.6 million of revenue earned in 1999 from operations acquired in the Omni Merger. The increase from the Omni Merger is offset by a decrease in revenues generated from the Company's existing services business of approximately $4.5 million. This decrease is a direct result of the Company's shift in focus on Build-to-Suit activities from its previous focus on development and construction of towers for sale to outside customers.

 Video, Voice, Data and Internet Transmission Revenue

  VVDI revenue for the nine months ended September 30, 1999, was $19.5 million, an increase of $6.2 million from revenues for the nine months ended September 30, 1998. The primary reason for the increase is attributed to an increase of approximately $4.4 million of revenues earned during the nine month period September 30, 1999 as a result of the acquisition of Washington International Teleport which closed in the second quarter of 1998. The remaining components of the increase are attributed to approximately $0.7 million of revenue generated from an acquisition made in the third quarter of 1999 coupled with a $1.1 million increase in the overall VVDI business existing at September 30, 1998.

 Rental and Management, Services and VVDI Expenses

  Rental and management, Services and VVDI expenses for the nine months ended September 30, 1999, were $43.5 million, $41.8 million and $14.2 million, respectively, an increase of $25.0 million, $26.4 million and $5.5 million, respectively, from the nine months ended September 30, 1998. The primary reasons for the increase in these expenses are essentially the same as those discussed above under each respective revenue segment.

 Depreciation and Amortization

  Depreciation and amortization for the nine months ended September 30, 1999, was $92.9 million, an increase of $59.9 million from the nine months ended September 30, 1998. A component of the increase is attributable to an increase in depreciation expense of $22.2 million. This is a direct result of the Company's purchase, construction and/or acquisition of approximately $547.8 million of property and equipment from October 1, 1998 to September 30, 1999. The remaining component of the increase is attributable to an increase in amortization of $37.7 million, resulting from the Company's recording and amortizing of approximately $668.9 million of goodwill and other intangible assets related to acquisitions consummated from October 1, 1998 to September 30, 1999.

 Tower Separation Expense

  The Company completed its separation from ARS in the second quarter of 1998, and incurred minimal additional expenses related to the separation in the third quarter of 1998. No additional expenditures related to the separation were incurred in the nine month period ended September 30, 1999, or are expected to occur in the future. See note 1 of the condensed consolidated financial statements for a description of tower separation expense.

 Corporate General and Administrative Expense

  Corporate general and administrative expense for the nine months ended September 30, 1999, was $6.4 million, an increase of $3.2 million from the nine months ended September 30, 1998. The majority of the increase is a result of higher personnel and marketing costs associated with supporting the Company's expanding revenue base and market position. Other factors contributing to the increase include higher costs associated with enhancing the Company's information technology infrastructure and overall increases in other administrative expenses.

 Interest Expense

  Interest expense for the nine months ended September 30, 1999, was $17.5 million, an increase of $0.5 million from the nine months ended September 30, 1998. The net increase is attributable to an increase in the amount of interest incurred on the Company's outstanding debt obligations of approximately $5.1 million. This increase was offset by a decrease of approximately $3.9 million related to interest incurred in 1998 on outstanding redeemable preferred stock which was redeemed prior to 1999, coupled with an increase in interest capitalized during 1999 as a result of increased construction activity.

 Interest Income and Other, Net

  Interest income and other, net for the nine months ended September 30, 1999, was $13.9 million, an increase of $7.6 million from the nine months ended September 30, 1998. The increase is primarily related to interest earned on invested cash on hand, notes receivable and security deposits.

 Income Tax Benefit

  The income tax benefit for the nine months ended September 30, 1999 was $0.9 million, a decrease of $4.0 million from the nine months ended September 30, 1998. In addition, the effective income tax benefit rate for the nine months ended September 30, 1999 was 3% as compared to an effective income tax benefit rate of 16% for the nine months ended September 30, 1998. The decrease in the tax benefit and the effective tax benefit rate is due to an increase in nondeductible permanent items (principally goodwill amortization). The increase in nondeductible permanent items has arisen as a result of the consummation of several mergers and acquisitions in 1999 and the latter part of 1998.

 Extraordinary Loss on Extinguishment of Debt

  The Company incurred extraordinary losses in 1998 due to the write-off of deferred financing costs in connection with the refinancing of its previous credit facility and the redemption of its interim preferred stock. There have been no transactions that qualify for treatment as extraordinary items during the nine month period ended September 30, 1999.

Liquidity and Capital Resources

  The Company's liquidity needs arise from its acquisition-related activities, debt service, working capital and capital expenditures associated principally with its construction program. As of September 30, 1999, the Company maintained approximately $41.7 million in cash and cash equivalents and working capital of approximately $42.0 million. In addition, the Company has approximately $483.0 million available under its credit facilities. Historically, the Company has met its operational liquidity needs with internally generated funds and has financed the acquisition of tower related properties and its construction program with a combination of capital funds from sales of its equity securities and bank borrowings.

  For the nine months ended September 30, 1999, cash flows provided by operating activities were $56.6 million, as compared to cash flows provided by operating activities of $2.9 million for the nine months ended September 30, 1998. The change is primarily attributable to the favorable cash flow generated from consummated acquisitions in 1999 and the latter part of 1998.

  For the nine months ended September 30, 1999, cash flows used for investing activities were $736.8 million as compared to $227.9 million for the nine months ended September 30, 1998. The increase in 1999 is primarily due to an increase in property and equipment expenditures of approximately $95.6 million coupled with the increase in cash expended for mergers and acquisitions, including related escrow deposits, notes receivable and equity investments of approximately $356.4 million.

  For the nine months ended September 30, 1999, cash flows provided by financing activities were $535.7 million as compared to $533.9 million for the nine months ended September 30, 1998. The net increase in 1999 is due principally to a decrease in amounts transferred to CBS, offset by decreases in borrowings under the Company's credit facilities and proceeds from equity offerings.

  For the nine months ended September 30, 1999, the Company had capital expenditures, exclusive of fixed assets acquired through acquisitions, of approximately $173.9 million primarily related to construction activities, including the completion of approximately 695 towers. The Company's 1999 business plan calls for construction of approximately 1,250 towers including 1,000 towers for its own account at a cost of between $180.0 million and $200.0 million (exclusive of broadcast towers). Assuming the increase of its credit facilities as described below, management believes that the Company will have sufficient funds available to finance current construction plans and pending acquisitions. However, in the event that the Company was to negotiate more than one additional major transaction, it would probably require additional financing either through incurring additional debt or the sale of equity securities. Such financing or sale of securities may not be available on favorable terms.

  Management expects that the consummated acquisitions and current and future acquisitions and construction activities will have a material impact on liquidity. Management believes that the acquisition activities, once integrated, will have a favorable impact on liquidity and will offset the initial effects of the funding requirements. Management also believes that the construction activities may initially have an adverse effect on the future liquidity of the Company as newly constructed towers will initially decrease overall liquidity. But, as such sites become fully operational and achieve higher utilization, they should generate positive cash flow, and, in the long-term, increase liquidity.

  Private Placement Notes: On October 4, 1999 the Company completed a private placement of $300.0 million principal amount of 6.25% Convertible Notes due 2009 (6.25% Notes), issued at 100% of their face amount, and $425.5 million principal amount of 2.25% Convertible Notes due 2009 (2.25% Notes), issued at 70.52% of their face amount. Total net proceeds received from the private placement notes were approximately $584.0 million. The 6.25% Notes are convertible, at the option of the holder, into the Company's Class A common stock at a conversion price of $24.40 per share. The 2.25% Notes are convertible, at the option of the holder, into Class A common stock at a conversion price of $24.00 per share.

  Approximately $368.0 million of the net proceeds from the private placement notes were used to pay off borrowings under the Company's existing credit facility. The remaining portion of the proceeds will be used to finance acquisitions and construction.

  Credit Facilities: As of September 30, 1999, the Company had approximately $378.6 million of debt, of which $368.0 million was outstanding in the form of term loans and revolving credit facilities. Debt service requires a substantial portion of the Company's cash flow from operations. Accordingly, the Company's leverage could make it vulnerable to a downturn in the operating performance of its tower properties or in economic conditions. The Company believes that its cash flows from operations will be sufficient to meet its debt service requirements for interest and scheduled payments of principal under its existing credit facilities and private placement notes. If such cash flow were not sufficient to meet such debt service requirements, the Company might sell equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. The Company may not be able to effect any of such transactions on favorable terms.

  The Company is in the process of negotiating a new credit facility that would provide for borrowings of up to $2.0 billion. On a pro forma basis, giving effect as of September 30, 1999, to all pending acquisitions and the private placement note offering, the Company would have had aggregate borrowings under its credit facilities of approximately $1.2 billion and no available cash. Accordingly, the Company must arrange for additional borrowings or other external funds to complete its pending transactions. One of the transactions provides for the forfeiture of a $100.0 million deposit if the Company fails to close. While the Company believes such negotiations will be successful, the Company does not know what, if any, changes (including without limitations interest rate increases or other more restrictive provisions) the lenders may require in connection with such borrowing limit increase. Upon the execution of a new credit facility, the Company will be required to recognize an extraordinary loss on extinguishment of debt. If the new credit facility is executed in the fourth quarter of 1999, such loss would be approximately $4.2 million, net of a tax benefit of $2.8 million.

  Equity Offerings: During 1999, the Company completed a secondary public offering and private placement of its securities. See note 5 of the condensed consolidated financial statements.

  ATC Separation: As of September 30, 1999, the Company continues to be obligated under the ATC Separation agreement for certain tax indemnification liabilities to CBS Corporation. See note 2 of the condensed consolidated financial statements.

  Acquisitions: As of September 30, 1999, the Company was a party to various agreements relating to the acquisition of assets or businesses from various third parties. See note 6 of the condensed consolidated financial statements.

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

  The Company has completed phases 1 through 5 and is in the process of completing the remaining two phases for both its primary information systems and its other systems and equipment with embedded software. These phases are expected to be completed in the fourth quarter of 1999.

  Through September 30, 1999, the Company has not incurred significant costs related to developing and implementing its year 2000 comprehensive plan. The remaining costs necessary to complete full implementation of the plan are estimated to be between $0.3 million and $0.5 million.

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

  The Company's business is dependent upon the systems of various third parties. With regard to these vendors, the Company is in the process of assessing their year 2000 readiness based upon communications with each such vendor. The assessment is expected to be ongoing throughout the fourth quarter of 1999. The Company believes that a material financial or business risk could occur if the financial institutions serving the Company or the Company's utility providers have year 2000 induced failures. The Company understands that these institutions and providers are cognizant of the year 2000 issues and are actively working to solve any problems that may arise.

  The Company believes that its most reasonably likely worst case result relating to year 2000 would be the failure of certain of its systems with embedded software, or failure of third party systems on which the Company's systems rely. Failure of systems or equipment with embedded software within the Company's VVDI segment could result in temporary disruption to that aspect of the Company's operations. Although there can be no assurance that these failures would not have an adverse effect on the Company's business, the Company believes the effect of such failure would not be material to its business. If the VVDI operations were inoperable for a one week period due to year 2000 failures, the estimated lost revenue would be approximately $0.6 million.

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

  Currently there are no contingency plans for the potential problems noted above with the third party vendors, embedded software and lighting systems; however, the Company has implemented a contingency planning phase for those or other matters as part of its year 2000 plan. The contingency planning phase is estimated to be completed in the later part of the fourth quarter of 1999.

Recent Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended in May 1999 by FAS No. 137. This statement establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) will depend on the entity's intended use of the derivative and its resulting designation (as defined in the statement). FAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after January 1, 2001. The Company is currently in the process of evaluating the impact FAS No. 133 will have on the Company and its consolidated financial statements.

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

  In October 1999, the Company issued the 6.25% and 2.25% Notes and received total net proceeds of approximately $584.0 million. Of the total proceeds received, $368.0 million was used to pay off outstanding debt under the Company's existing credit facility. In paying off such debt, which accrued interest based on a variable rate, the Company has substantially reduced its market risk from changes in interest rates as the interest under the 6.25% and 2.25% Notes accrues based on a fixed rate. The Company does, however, continue to have $483.0 million available to it under the existing credit facility and is in the process of negotiating a new $2.0 billion credit facility. The Company may borrow from its existing facility and if implemented, its new facility at its discretion. Should the Company elect to borrow, it would subject itself to market risk as described under this Section in the Company's Annual Report on Form 10-K.

  Except as discussed above, for the three months ended September 30, 1999, the Company has not incurred any material changes with respect to the interest rates on long-term debt and interest rate caps and swaps disclosed under this section in its 1998 Annual Report on Form 10-K and its March 31, 1999 and June 30, 1999 quarterly reports on Form 10-Q. Accordingly, refer to Item 7A in the Company's Annual Report on Form 10-K for a more detailed discussion.

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

Item 2.--Changes in Securities and Use of Proceeds.

  On October 4, 1999, the Company completed a private placement of $300.0 million principal amount of 6.25% Convertible Notes due 2009, issued at 100% of their face amount, and $425.5 million principal amount of 2.25% Convertible Notes due 2009, issued at 70.52% of their face amount, to certain institutional purchasers pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933, as amended. The 6.25% Notes are convertible to Class A Common Stock at the option of the holder at a conversion price of $24.40 per share and the 2.25% Notes are convertible to Class A Common Stock at the option of the holder at a conversion price of $24.00.

  The net proceeds to the Company from such sale were approximately $584.0 (after deduction of the initial purchaser's discount and estimated offering expenses). In October 1999, the Company used approximately $368.0 million of such net proceeds to repay outstanding borrowings under its credit facilities. The balance was invested in short-term investment grade securities and will be used to finance acquisitions and construction. None of the expenses paid in connection with the distribution of the 6.25% Notes or 2.25% Notes in the offering, and none of the net offering proceeds, were paid directly or indirectly to directors, officers, or general partners of the Company or their associates, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company.

Item 6.--Exhibits and Reports on Form 8-K.

 (a) Exhibits.

  Listed below are the exhibits which are filed as part of this Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K). Each exhibit marked by a (*) is incorporated by reference to the filing of the Company's Registration Statement on Form S-3 (File No. 333-89345) on October 20, 1999.

 Exhibit No.                Description of Document                       Exhibit File No.
 -----------                -----------------------                       ----------------
  4.1        Indenture, by and between the Company and The Bank
              of New York as Trustee, for the 6.25% Notes, dated
              as of October 4, 1999, including form of 6.25%
              Note................................................  (*4.1)
  4.2        Indenture by and between the Company and The Bank of
              New York as Trustee, for the 2.25% Notes, dated as
              of October 4, 1999, including the form of 2.25%
              Note................................................  (*4.2)
  4.3        Form of 6.25% Note (included in Exhibit 4.1).........  Filed as part of Exhibit
                                                                    4.1(*)
  4.4        Form of 2.25% Note (included in Exhibit 4.2).........  Filed as part of Exhibit
                                                                    4.2(*)
  4.5        Registration Rights Agreement, by and between the
              Company and the Initial Purchasers named therein,
              dated as of October 4, 1999.........................  (*4.5)
 10.1        Third Amendment to ATS Facility A Loan Agreement,
              dated as of July 9, 1999, by and among American
              Tower, L.P. (formerly known as American Tower
              Systems, L.P.), a Delaware limited partnership
              (ATLP), and American Towers, Inc. (formerly known
              as American Tower Systems (Delaware), Inc.), a
              Delaware corporation (ATI), as borrowers, and
              Toronto Dominion (Texas), Inc. as Administrative
              Agent, and the Banks parties thereto................  Filed herewith as Exhibit
                                                                    10.1


 Exhibit No.                Description of Document                      Exhibit File No.
 -----------                -----------------------                      ----------------
 10.2        Fourth Amendment to Facility A Loan Agreement and
              Consent, dated as of September 29, 1999, by and
              among ATLP and ATI, as borrowers, and Toronto
              Dominion (Texas), Inc. as Administrative Agent, and
              the Banks parties thereto........................... Filed herewith as Exhibit
                                                                   10.2

 10.3        Third Amendment to ATS Facility B Loan Agreement,
              dated as of May 27, 1999, by and among ATLP and
              ATI, as borrowers, and Toronto Dominion (Texas),
              Inc. as Administrative Agent, and the Banks parties
              thereto............................................. Filed herewith as Exhibit
                                                                   10.3

 10.4        Fourth Amendment to ATS Facility B Loan Agreement,
              dated as of July 9, 1999, by and among ATLP and
              ATI, as borrowers, and Toronto Dominion (Texas),
              Inc. as Administrative Agent, and the Banks parties
              thereto............................................. Filed herewith as Exhibit
                                                                   10.4

 10.5        Fifth Amendment to Facility B Loan Agreement and
              Consent, dated as of September 29, 1999, by and
              among ATLP and ATI, as borrowers, and Toronto
              Dominion (Texas), Inc. as Administrative Agent, and
              the Banks parties thereto........................... Filed herewith as Exhibit
                                                                   10.5

 10.6        First Amendment to Parent Loan Agreement, dated as
              of July 9, 1999, by and among the Company, as
              borrower, and Toronto Dominion (Texas), Inc. as
              Administrative Agent, and the Banks parties
              thereto............................................. Filed herewith as Exhibit
                                                                   10.6

 10.7        Agreement to Sublease, dated as of August 6, 1999,
              by and between Airtouch Communications, Inc., the
              other parties named therein as sublessors, the
              Company and ATLP.................................... Incorporated by reference to
                                                                   Exhibit 10.1 from the
                                                                   Company's Quarterly Report
                                                                   on form 10-Q for the quarter
                                                                   ended June 30, 1999

 10.8        Stock Purchase Agreement, dated as of August 11,
              1999, between ATC Teleports, Inc., ICG Holdings,
              Inc. and ICG Satellite Services..................... Incorporated by reference to
                                                                   Exhibit 10.2 from the
                                                                   Company's Quarterly Report
                                                                   on Form 10-Q for the quarter
                                                                   ended June 30, 1999

 10.9        Purchase and Sale Agreement, dated as of September
              10, 1999, by and among the Company and AT&T Corp.,
              a New York corporation.............................. Incorporated by reference to
                                                                   Exhibit 10.1 from the
                                                                   Company's Current Report on
                                                                   Form 8-K dated September 17,
                                                                   1999

 27          Financial Data Schedule.............................. Filed herewith as Exhibit 27

 (b) Reports on Form 8-K.

  1. Form 8-K (Items 5 and 7) filed on July 16, 1999.
  2. Form 8-K (Items 5 and 7) filed on September 17, 1999.
  3. Form 8-K (Items 5 and 7) filed on September 17, 1999.
  4. Form 8-K (Items 5 and 7) filed on September 21, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          American Tower Corporation

                                          By:      /s/ Joseph L. Winn
Date: November 15, 1999                      ---------------------------------
      ------------------                     Joseph L. Winn
                                             Treasurer & Chief Financial Officer
                                             (Duly Authorized Officer)

                                          By:      /s/ Justin D. Benincasa
Date: November 15, 1999                      ---------------------------------
      -----------------                      Justin D. Benincasa
                                             Vice President & Corporate
                                             Controller
                                             (Duly Authorized Officer)