Form 10-K
period 1999-12-31
AMERICAN TOWER CORP /MA/
filed 2000-03-29
CIK 1053507

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

                  For the fiscal year ended December 31, 1999

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

                                 (617) 375-7500
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

                (Title of Class)                Name of exchange on Which Registered
                ----------------                ------------------------------------
     Class A Common Stock, $0.01 par value             New York Stock Exchange

          Securities registered pursuant to Section 12 (g) of the Act:
                                (Title of Class)

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [_]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 9, 2000 was approximately $6,807,440,854. As of March 9, 2000, 146,232,690 shares of Class A Common
Stock, 8,373,252 shares of Class B Common Stock and 2,422,804 shares of the Class C Common Stock were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AMERICAN TOWER CORPORATION

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I.
 ITEM 1.   Business.....................................................     1
 ITEM 2.   Properties...................................................    16
 ITEM 3.   Legal Proceedings............................................    16
 ITEM 4.   Submission of Matters to a Vote of Security Holders..........    16

 PART II.
 ITEM 5.   Market for the Registrant's Common Equity and Related            17
           Stockholder Matters..........................................
 ITEM 6.   Selected Financial Data......................................    18
 ITEM 7.   Management's Discussion and Analysis of Financial Condition      19
           and Results of Operations....................................
 ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk...    27
 ITEM 8.   Financial Statements and Supplementary Data..................    29
 ITEM 9.   Changes In and Disagreements With Accountants On Accounting
           and Financial Disclosure.....................................    29

 PART III.
 ITEM 10.  Directors and Executive Officers of the Registrant...........    30
 ITEM 11.  Executive Compensation.......................................    32
 ITEM 12.  Security Ownership of Certain Beneficial Owners and              35
           Management...................................................
 ITEM 13.  Certain Relationships and Related Transactions...............    38

 PART IV.
 ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form     39
           8-K..........................................................
           Signatures...................................................    40

             CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

  We have made forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. Factors that could affect our forward-looking statements include:

  .  the outcome of our growth strategy;
  .  future results of operations;
  .  liquidity and capital expenditures;
  .  construction and acquisition activities;
  . debt levels and the ability to obtain financing and make payments on our debt;
  . regulatory developments and competitive conditions in the communications site and wireless carrier industries;
  . projected growth of the wireless communications and wireless carrier industries;
  . dependence on demand for satellites for Internet data transmission; and . general economic conditions.

  We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

ITEM 1. BUSINESS

General

  We are a wireless communications and broadcast infrastructure company with three operating segments.

  . We operate a leading network of communications towers and are the largest independent operator of broadcast towers in North America.
  . We provide comprehensive network development services for wireless service providers and broadcasters.
  . We operate a leading teleport business, which transmits Internet, voice, data and video communications worldwide.

  Our three operating segments accounted for the following percentages of 1999 operating revenues:

  .  Rental and management -- 52%
  .  Network development services -- 35%, and
  .  Internet, voice, data and video transmission services -- 13%.

  Rental and Management. We believe we are the largest independent owner, operator and developer of broadcast and wireless communications sites in North America. Assuming consummation of all pending transactions, we operate a network of approximately 10,400 multi-user sites in the United States, Mexico and Canada, including approximately 300 broadcast tower sites. Of those sites, approximately 9,000 are owned or leased sites and approximately 1,400 are managed or lease-sublease sites. Our U.S. network spans 48 states and the District of Columbia, with tower clusters in 43 of the 50 largest U.S. metropolitan statistical areas. Our developing Mexican network includes sites in highly populated areas such as Mexico City, Monterrey, Guadalajara and Acapulco. Our newly organized Canadian operation will include sites in major metropolitan areas such as Toronto, Montreal, Quebec City, Edmonton and Hamilton.

  Our primary business is the leasing of antenna space to a diverse range of wireless communications and broadcast industries. Wireless industries served include personal communications services ("PCS"), cellular, enhanced specialized mobile radio ("ESMR"), specialized mobile radio ("SMR"), paging, fixed microwave and fixed wireless. Our customers include AirTouch, Alltell, AT&T, AT&T Wireless Services, Bell Atlantic Mobile, BellSouth, GTE Mobilnet, Mobile Wireless, Nextel, Omnipoint, PacBell, PowerTel, PrimeCo PCS, Southwestern Bell, Sprint PCS, Telligent, Western Wireless and WinStar. Through our broadcast tower network we serve most major radio and television broadcasters, including, ABC, AMFM, CBS, Clear Channel, Cox, Fox, Infinity, NBC, Paxson, Paramount, Sinclair, Telemedia, Tribune, TV Azteca and Univision.

  Network Development Services. We are a leading provider of network development services and components for both wireless service providers and broadcasters. We offer full turnkey network development solutions to our customers, consisting of radio frequency engineering, network design, site acquisition, zoning and other regulatory approvals, construction management, tower construction and antenna installation. We also offer a complete line of wireless infrastructure components that are sold to service providers, broadcasters, developers and others within the wireless industry. We provide site acquisition services to most of the major wireless service providers and have constructed or are constructing towers on a build-to-suit basis for wireless and broadcast companies such as AirTouch, AT&T affiliates, AT&T Wireless Services, BellSouth, Nextel, Omnipoint, Paxson, PrimeCo PCS, Sinclair and Southwestern Bell.

  We have performed network development services for other companies on more than 10,000 sites. We constructed approximately 1,000 towers for our own account in 1999, at an aggregate cost of approximately $220.0 million, excluding broadcast towers. Our 2000 business plan, exclusive of broadcast towers, calls for construction of approximately 1,200 towers for our own account at an estimated cost of between $196.0 million and $240.0 million. In addition, the plan calls for construction of approximately 20 broadcast towers at an estimated cost of between $50.0 million and $70.0 million.

  Internet Voice, Data and Video Transmission Services. We are a leading Internet, voice, data and video satellite transmission company, providing services to both land and sea worldwide. Assuming consummation of pending transactions, we own and operate approximately 160 satellite antennas in various locations across the United States, with major facilities serving New York, Washington, D.C., San Francisco and Dallas, as well as the Northeast, Southwest and Pacific Northwest. Our teleports are used by leading Internet, voice and data providers, as well as television networks, broadcast and cable programmers. Our customers include ABC, British Telecom, Cable and Wireless, CBS, CNN, Deutsche Telekom, Fox, MCI Worldcom, TCI, Telefonica and Uunet. We are also a leading provider of Internet, voice and data services to major cruise lines and the U.S. military.

  We believe that leasing activities generate the highest profit margins. We also believe that leasing activities are likely to grow rapidly because of our recent and pending acquisitions and our build-to-suit and other construction activities. These acquisitions and construction activities will increase significantly the number of antenna sites available for leasing. The industry trend towards outsourcing infrastructure needs may also result in a decline in our site acquisition and construction activities for other companies.

  We have a diversified base of more than 7,100 customers. For the year ended December 31, 1999, one customer, Sprint, accounted for approximately 17% of total operating revenues. Our five largest customers accounted for approximately 37% of our 1999 operating revenues. We estimate that PCS accounted for more than 30% of our 1999 operating revenues and paging accounted for approximately 13% of those revenues. We believe that no other industry sector accounted for 10% or more of 1999 revenues.

  These historical numbers may not be indicative of our future results because they do not reflect our recent major acquisitions, including the Airtouch and AT&T transactions. For example on a proforma basis, for the year ended December 31, 1999 PCS, cellular and paging account for approximately 29%, 19% and 12% of proforma 1999 operating revenues. On a proforma basis no other industry sector accounted for 10% or more of proforma 1999 operating revenues. The importance of the different sectors will probably change because of the emergence of new wireless data providers and the anticipated growth of PCS, cellular and ESMR, compared to other wireless service providers. The relative contributions of the different sectors will also be affected as major wireless service providers create strategic alliances with independent operators, including in our case AirTouch and AT&T. Finally, the percentage of operating revenues derived from PCS will also be affected by the decline in our site acquisition and construction activities for that sector, as providers continue to outsource those requirements. Slightly more than one-half of PCS's contribution to our pro forma 1999 operating revenue was attributable to site acquisition and construction activities.

Growth Strategy

  Our growth strategy seeks to capitalize on the rapid expansion taking place in the wireless communications industry. We believe the increase in demand for wireless communications is attributable to a number of factors. These include:

  .  decreasing costs of wireless services;
  .  the increasing mobility of the U.S. population;
  .  the growing awareness of the benefits of mobile communications;
  .  technological advances in communications equipment;
  . favorable changes in telecommunications regulations; and . business and consumer preferences for higher quality voice and data transmission.

  We designed our growth strategy to create and then enhance our position as a leader in each of our operating segments. Our goals were to:

  . create a leading national footprint of desirable communications towers in all major markets in the United States;
  . establish the capacity to profitably serve most of the infrastructure needs of the wireless service and broadcast industries; and
  . create a leader in the transmission of Internet, voice, data and video content through our teleport facilities.

  We implemented our strategy through a combination of acquisitions and construction. We initially pursued acquisitions with independent tower operators and other consolidators and more recently with major wireless service providers disposing of their towers. This acquisition program also broadened the scope of our network development services and our Internet voice, data and video transmission service.

  Our strategy has enabled us to create an organization with a depth of personnel, computer and financial systems, sales and marketing, and engineering and other technical expertise to take advantage of the growth in wireless communications, digital television and the Internet. We believe we are well positioned competitively for growth because we can meet the majority of infrastructure requirements of wireless communications and digital television and are playing an increasing role in addressing the Internet's infrastructure needs. We will continue to pursue our growth strategy by:

  . maximizing utilization of antenna sites through targeted sales and marketing techniques;
  . capitalizing on our ability to provide full turnkey network development solutions principally through build-to-suit projects and other tower construction activities; and
  . pursuing strategic mergers and acquisitions with independent tower operators and other consolidators and wireless service providers.

  We believe that as the wireless communications industry has grown it has become more competitive. As a consequence, many carriers may seek to preserve capital and speed access to their markets by (a) focusing on activities that contribute directly to subscriber growth, (b) outsourcing infrastructure requirements such as owning, constructing and maintaining towers, and (c) co-locating transmission facilities. We also believe that the co-location trend is likely to accelerate because of regulatory restrictions and the growing tendency of local municipalities seeking to slow the proliferation of towers in their communities by requiring that towers accommodate multiple tenants. We believe that national and other large wireless service providers prefer to deal with a company, such as ours, that can meet the majority of its needs within a particular market or region. This is in contrast to the past, when carriers typically sourced many of those services in-house, and used local non-integrated contractors for specific segments like radio frequency engineering, site acquisition and tower construction.

  We believe that, in addition to such favorable growth and outsourcing trends, the communications site industry and our company will benefit from several favorable characteristics, including the following:

  . a recurring and growing revenue stream due in part to long-term leases; . low tenant "churn" due to the costs and disruption associated with reconfiguring a wireless network or broadcasting location;
  . a customer base that is diversified by industry and that consists principally of large, financially responsible national companies;
  . favorable absolute and incremental tower cash flow margins due to low variable operating costs;
  .  low on-going maintenance capital requirements;
  . local government and environmental initiatives to reduce the numbers of towers thereby requiring carriers to co-locate antennae; and
  . the opportunity to consolidate in an industry that remains highly fragmented, thereby creating the potential for enhanced levels of customer service and operating efficiency.

  Internal Growth through Sales, Service and Capacity Utilization. We believe that a substantial opportunity for profitable growth exists by maximizing the utilization of existing and future towers. Because the costs of operating a site are largely fixed, increasing tower utilization significantly improves site operating margins. Moreover, when a specific tower reaches full antennae attachment capacity, we are often able to construct an additional tower at the same location. This further leverages our investment in land, related equipment and certain operating costs, including taxes, utilities and telephone service.

  We intend to continue to use targeted sales and marketing techniques to increase utilization of both existing and newly constructed towers and to maximize investment returns on acquired towers with underutilized capacity. We believe that the key to the success of this strategy lies in our ability to develop and consistently deliver a high level of customer service, and to be widely recognized as a company that makes realistic commitments and then delivers on them. Since speed to market and reliable network performance are critical components to the success of wireless service providers, our ability to assist our customers in meeting these goals will ultimately define our marketing success and capacity utilization. We target wireless service providers that are expanding or improving their existing network infrastructure, as well as those deploying new technologies.

  Growth by Build-to-Suit/Construction. We believe we can achieve attractive investment returns by constructing new tower clusters in and around markets in which we already have a presence, along major highways and in targeted new markets, particularly markets that have not been significantly built out by carriers or other communications site companies. By working with one or more "anchor" tenants, we seek to develop an overall master plan for a particular network by locating new sites in areas identified by our customers as optimal for their network expansion requirements. We generally secure commitments for leasing prior to commencing construction, thereby minimizing, to some extent, the risks associated with the investment. In some cases, however, we may invest in the zoning and permitting of sites, and even the construction of towers, where we have no anchor tenant. We do this when we believe demand will exist in the near term. We will also pursue strategic acquisitions as a means of filling out or, in certain cases, initiating, a tower cluster.

  We intend to place a strong emphasis on new tower development for the foreseeable future because we believe that this can produce relatively attractive initial returns. In addition, we can design and build towers to specifications that assure ample future capacity and minimize the need for future capital expenditures. We also intend to pursue new tower construction to service the demand for digital television and for tower space for radio antennae displaced by digital television requirements.

  We and others in the industry are increasingly devoting our construction activities to build-to-suit projects. Under these arrangements, we, and others, agree with a major wireless service provider to build a network of significant towers to the provider's specifications. Our increasing focus on major build-to-suit projects for wireless service providers entails several unique risks. The first is the greater dependence on a single customer. Second, because of intense competition for these projects, we often grant the wireless service provider non-economic lease and control provisions more favorable than our general terms. Finally, although we have the benefit of an "anchor" tenant in build-to-suit projects, we may not be able to find a sufficient number of additional tenants. In fact, one reason wireless service providers may want build-to-suit arrangements is to share or escape the costs of an undesirable site. A site may be undesirable because it has high construction costs or may be considered a poor location by other providers.

  Our expanded construction activities also involve other substantial risks. These risks include:

  .  increasing our debt and the amount of payments on that debt;
  . uncontrollable risks that could delay or increase the cost of a project; . increasing competition for construction sites and experienced tower construction companies, resulting in significantly higher costs and failure to meet time schedules;
  . failing to meet time schedules could result in our paying significant penalties to prospective tenants, particularly in build-to-suit situations; and
  . possible lack of sufficient experienced personnel to manage an expanded construction program.

  We cannot control the main factors that can prevent, delay or increase the cost of construction. These factors include:

  .  zoning and local permitting requirements;
  .  environmental group opposition;
  . availability of skilled construction personnel and construction equipment;
  .  adverse weather conditions; and
  .  federal regulations.

  As the pace of tower construction has increased in recent years, the required manpower and equipment have been in increasing demand. The anticipated increase in construction activity, both for us and the industry, could significantly increase costs and delay time schedules associated with tower construction, either of which could materially and adversely affect us. The construction of towers to accommodate the introduction of digital television service could be particularly affected by a potential shortage of construction capability.

  The ability to obtain, and commit to, large new construction projects will require significant financial resources. We believe that our cost of capital, relative to the cost of capital of our competitors, will be an important factor in determining the success of our growth by construction strategy. Based on our previous capital market transactions, we believe that we have a good reputation in the financial community, including among banks, investment banking firms, institutional investors and public investors. We believe that reputation will help us attract capital on the favorable terms necessary to finance our growth. However, funds may not be available to us on favorable terms.

  Growth by Acquisitions. We have achieved a leading industry position primarily through acquisitions. We intend to continue to pursue strategic mergers and acquisitions with independent tower operators and consolidators and with wireless providers. Our acquisition strategy is designed principally to:

  .  achieve enhanced operating efficiencies;
  . take advantage of divestiture opportunities presented by wireless service providers;
  .  broaden and strengthen our penetration of major markets;
  . facilitate entry into new geographic markets in the United States and abroad; and
  .  complement our construction program.

  Among the potential acquisitions are tower networks still owned by major wireless service providers. We have entered into these types of transactions with AirTouch and AT&T, as described elsewhere in this document. These transactions are usually substantial, involving several thousand towers and purchase prices in the hundreds of millions of dollars. Construction commitments that may attend such acquisitions may also entail hundreds of millions of dollars of capital expenditures. We have experienced increased competition for towers being divested by wireless service providers, resulting in substantially higher prices to complete those transactions. Transactions with wireless service providers entail the risk of dependence on a single customer with, in many instances, more favorable lease and control provisions than we make available generally. We intend to continue to pursue those opportunities actively, although the remaining opportunities of this nature are limited. We may not, necessarily, enter into any additional major transaction of this nature.

  Our current activities with respect to possible significant acquisitions range from the evaluation of properties, to submissions of indications of interests and first-round bids, to negotiations. Generally the purchase price consists of cash, although we may, in certain circumstances, include our common stock or other securities. No single material acquisition has reached the legally binding agreement stage other than those described in this document. See "--Recent Transactions" below.

  We probably have sufficient capital resources available to us under our credit facilities to finance any potential acquisition from wireless providers or other independent operators. However, were we to combine with a major consolidator, unless we used our common stock, we might be required to raise additional equity capital. See "Competition" below.

  We will attempt to increase revenues and operating margins at acquired communications sites through expanded sales and marketing efforts, improved customer service, the elimination of redundant overhead and, in certain instances, increasing tower capacity. Acquisitions of communications towers and sites are evaluated using numerous criteria, including potential demand, tower location, tower height, existing capacity utilization, local competition and local government restrictions on new tower development.

  We also intend to pursue, on a selective basis, the acquisition of providers of Internet, voice, data and video transmission services, and may pursue acquisitions related to the network development services industry, including companies engaged in the tower fabrication business.

  To the extent we pursue acquisitions and construction activities abroad, including those in Mexico, we will face certain political and economic risks not inherent in our U.S. operations. These include governmental expropriation and regulation, inability to repatriate earnings or other funds, currency fluctuations, difficulty in recruiting trained personnel, and language and cultural differences that could impair management control and operations.

Products and Services

  We operate in three business segments:

  .  Rental and management ("RM");
  . network development services ("Services"); and . Internet, voice, data and video transmission services ("IVDV").

  The RM segment provides for the leasing and subleasing of antennae sites on multi-tenant towers for a diverse range of wireless communication industries, including PCS, paging, cellular, ESMR, SMR, fixed microwave and fixed wireless, as well as radio and television broadcasters. The Services segment offers a broad range of network development services, including network design, radio frequency engineering, site acquisition, zoning and other regulatory approvals, tower construction, component part sales, and antennae installation. The IVDV segment offers transmission services to both land and sea worldwide.

Rental and Management Segment

  Leasing of Antennae Sites. We believe we are the largest independent owner, operator and developer of wireless communications sites in North America. Assuming consummation of pending transactions, we operate a national network of approximately 10,400 multi-user sites, approximately 9,000 of which are owned or leased and approximately 1,400 of which are managed or leased-subleased. Included in our network are approximately 300 broadcast towers. Our network spans 48 states and the District of Columbia, with tower clusters in 43 of the 50 largest U.S. metropolitan statistical areas. Our developing Mexican network includes sites in highly populated areas, including Mexico City, Monterrey, Guadalajara and Acapulco. Our newly organized Canadian operation will include sites in major metropolitan areas such as Toronto, Montreal, Quebec City, Edmonton and Hamilton.

  Our primary business is the leasing of antenna space to a diverse range of wireless communications and broadcast industries. Wireless industries served include PCS, cellular, ESMR, SMR, paging, fixed microwave and fixed wireless. Our broadcast towers serve most major radio and television broadcasters.

  We are geographically diversified with a significant number of towers throughout the United States. Our largest tower clusters are in California, Florida and Texas. We also own and operate communications sites or are constructing towers in cities such as Albuquerque, Atlanta, Austin, Baltimore, Boston, Charlotte, Dallas, Houston, Jacksonville, Kansas City, Los Angeles, Miami-Ft. Lauderdale, Minneapolis, Philadelphia, Raleigh, San Antonio, San Diego, San Francisco, Tucson, Washington, D.C. and West Palm Beach.

  Our leases, like most of those in the industry, generally vary depending upon the industry user. Television and radio broadcasters prefer long-term leases, while wireless communications providers favor somewhat shorter lease terms, with, in both cases, multiple renewals at the option of the tenant. Governmental agencies, because of budgetary restrictions, generally have one-year leases that tend to renew automatically. Tenants tend to renew their leases because of the complications associated with moving antennae. For example, a move by a television or radio broadcaster would necessitate FCC approval and could entail major dislocations and the uncertainty associated with building antennae in new coverage areas. In the case of cellular, PCS and other wireless users, moving one antennae might necessitate moving several others because of the interlocking grid-like nature of wireless systems. In addition, the increasing difficulty of obtaining local zoning approvals, the increasing environmental concerns of communities and the restrictions imposed by the Federal Aviation Administration and FCC tend to reduce the number of choices available to a tower user.

  Most of our leases have escalator provisions. These annual automatic increases are based on specified estimated cost measures or on increases in the consumer price index. While we do not intend these provisions to be a primary source of growth, they provide a stable and predictable growth component that is enhanced by increased tower utilization. We may also receive fees if we are retained to install the customer's equipment and antennae at the communications site.

  Annual rental payments vary considerably depending upon:

  .  type of service being provided;
  . size of the transmission line and the number and weight of the antennae on the tower;
  .  existing capacity of the tower;
  . antenna's placement on, and the location and height of, the tower; and . competitive environment.

  We believe that it is not possible to state with any degree of precision the vacancy or unused capacity of a "typical" tower, group of related towers or all of our towers for a variety of reasons. These include, among others, the variations that occur depending on the types of antennae placed on the tower, the types of services being provided by the tower users, the type and location of the tower or towers, the ability to build other towers so as to configure a network of related towers, whether any of the users have imposed restrictions on competitive users, and whether any environmental, zoning or other restrictions exist on the number or type of users.

  Our antennae site leasing business is dependent on many factors that are beyond our control, including:

  .  consumer demand for wireless services;
  . the financial condition of wireless service providers and their preference for owning or leasing antennae sites;
  .  governmental licensing of broadcast rights;
  .  zoning, environmental and other governmental regulations;
  . national, regional and industry economic conditions, including a slowdown in the growth of wireless communications, a downturn in a particular wireless segment or a decrease in the number of carriers, nationally or locally, in a particular segment; and
  .  technological changes.

  Demand could also be adversely affected by "roaming" and "resale" arrangements. These arrangements enable a provider to serve customers outside its license area, to give licensed providers the right to enter into arrangements to serve overlapping license areas and to permit nonlicensed providers to enter the wireless marketplace. Wireless providers might consider such roaming and resale arrangements as superior to constructing their own facilities or leasing antennae space from us. Any material decrease in demand or proliferation of "roaming" and "resale" arrangements could have a material adverse effect on our company.

  The demand for antenna space is dependent, to a significantly lesser extent, on the needs of television and radio broadcasters. Among other things, certain technological advances, including the development of satellite-delivered radio, may reduce the need for tower-based broadcast transmission. We could also be affected adversely should the development of digital television be delayed or impaired, or if demand for it were to be less than anticipated because of delays, disappointing technical performance or cost to the consumer.

  Communications Site Management Business. We are a leading manager of communications sites. These are principally rooftop sites, but also include ground towers. A principal aspect of this business is the development of new sources of revenue for building owners by effectively managing all aspects of rooftop telecommunications, including two-way radio systems, microwave, fiber optics, wireless cable and paging and rooftop infrastructure construction services. Assuming consummation of our pending transactions, we manage or lease-sublease approximately 1,400 sites.

  Management contracts are generally for a period of five years and contain automatic five-year renewal periods unless terminated by either party before renewal or upon an uncured default. Under these contracts, we are responsible for a wide range of activities including:

  .  marketing antennae sites on the tower;
  . reviewing existing and negotiating future license agreements with tenant users;
  .  managing and enforcing those agreements;
  . supervising installation of equipment by tenants to ensure, among other things, non-interference with other users;
  . supervising repairs and maintenance to the towers; and . site billing, collections and contract administration.

In addition, we handle all calls as well as questions regarding the site so that the building management team or owner is relieved of this responsibility. For such services, we are entitled to a percentage of lease payments, which is higher for new tenants than for existing tenants. Upon termination of a contract, unless it is because of our default, we are generally entitled to our percentage with respect to then existing tenants so long as they remain tenants.

Services Segment

  We are a leading provider of network development services and components for both wireless service providers and broadcasters. We offer full turnkey network development solutions to our customers, consisting of network design, radio frequency engineering, site acquisition, zoning and other regulatory approvals, tower construction, component part sales, and antennae installation. We provide site acquisition services to most of the major wireless service providers and have constructed or are constructing towers on a build-to-suit basis for a variety of wireless and broadcast companies.

  Site Acquisition Business/Construction. Our site acquisition division has developed more than 10,000 sites in 48 states and currently has field offices in several major cities, including Atlanta, Chicago, Charlotte, Cleveland, Jacksonville, New Orleans and Seattle.

  The site selection and acquisition process begins with the network design. Highway corridors, population centers and topographical features are identified within the carrier's existing or proposed network, and drive tests are performed to monitor all PCS, cellular and ESMR frequencies to locate the systems then operating in that area and identify where any holes in coverage may exist. Based on this data, we and the carrier develop a "search ring," generally of one-mile radius, within which the site acquisition department identifies land available either for purchase or lease. Our personnel select the most suitable sites, based on demographics, traffic patterns and signal characteristics. The site is then submitted to the local zoning/planning board for approval. If the site is approved, in certain instances we will supervise construction of the towers and other improvements on the communications site.

  We have performed site acquisition business for, among others, AirTouch, Alltel, AT&T Wireless, Ameritech, Bell Atlantic Mobile, BellSouth, GTE Mobilnet, MobileComm, PageNet, Power Tel, SkyTel, Southwestern Bell, Sprint PCS and Western Wireless. While we will continue to provide site acquisition services to those customers desiring them, we also intend to continue to actively market our construction and leasing services as an extension of these services.

  Build to Suit Business/Construction. We currently design, build, install, modify and maintain land-based wireless communications transmitting and receiving facilities primarily for providers of wireless communications services. We also provide radio frequency and network design services, including drive testing, voice quality analysis and transport engineering, interconnect and microwave services, certain electrical engineering and wireless equipment testing services, and, as noted, site acquisition and evaluation services in connection with the location and installation of wireless communications facilities.

  Historically, cellular and other wireless service providers have constructed a majority of their towers for their own use, while usually outsourcing certain services such as site acquisition and construction management. Beginning a few years ago, service providers expressed a growing interest in having independent companies own the towers on which they lease space. We believe this trend is the result of a need among such providers to preserve capital and to speed access to their markets by focusing on activities that contribute to subscriber growth and by outsourcing infrastructure requirements such as owning, constructing and maintaining towers or by co-locating their transmission infrastructure.

  We positioned ourselves as an attractive choice for this build-to-suit opportunity. We did so by acquiring and developing reputable site acquisition companies with established client relationships in both site acquisition and construction management, and by obtaining the financial resources necessary to participate in the build-to-suit arena on a substantial scale. We believe companies that are able to demonstrate the ability to successfully locate, acquire and permit sites and finance and construct towers in a timely manner will be used by a significant number of wireless service providers on an expanded basis.

  We are currently engaged in build-to-suit efforts for AirTouch, AT&T Wireless, BellSouth, Nextel, Omnipoint, PrimeCo PCS and Southwestern Bell. We are seeking several other major build-to-suit projects, although no definitive agreements may result.

  The cost of construction of a tower varies both by site location, which will determine, among other things, the required height of the tower, and type of tower. Non-broadcast towers, whether on a rooftop or the ground, generally cost between approximately $180,000 and $220,000. Broadcast towers generally are built to bear a greater load and usually cost between $300,000 and $1.0 million if on an elevated location and between $1.0 million and $3.5 million if on flat terrain.

  The number of antennae that our towers can accommodate varies depending on whether the tower is broadcast or non-broadcast, and on the tower's location, height and the loaded capacity at certain wind speeds. An antenna's height on a tower and the tower's location determine the line-of-sight of the antenna with the horizon and, consequently, the distance a signal can be transmitted. Some users, including paging companies and SMR providers in rural areas, need higher elevations for broader coverage. Other carriers such as PCS, ESMR and cellular companies in metropolitan areas usually do not need to place their equipment at the highest tower point. Non-broadcast towers of 200-300 feet that are designed to maximize capacity generally are capable of housing between five and ten tenants using an aggregate of between 25 and 50 antennae. Broadcasting towers generally are capable of housing between ten and forty tenants using an aggregate of between 50 and 100 antennae. In most cases, well engineered and well located towers built to serve the specifications of an initial anchor tenant in the wireless communications sector will attract three or more additional wireless tenants over time, thereby increasing revenue and enhancing margins.

  Component Parts. As a result of several acquisitions consummated in 1999, we expanded the scope of our Services segment to include the manufacture and sale of wireless components. These include fasteners and other mounting components, waveguide bridge products, square support rail, tower lighting systems, tower safety products and other hardware products. End users utilize these products primarily in connection with the installation and maintenance of wireless communications facilities. We also manufacture certain wireless components on a private label basis for sale to several large wireless communications equipment vendors who market these products under their own brand names. We expect to continue our aggressive marketing strategy with respect to the sale of our component parts into 2000, and believe that we are well positioned to take advantage of the continued demand for wireless components.

 IVDV Segment

  We are a leading Internet, voice, data and video satellite transmission company, providing services to both land and sea worldwide. Assuming consummation of pending transactions, we own and operate approximately 160 satellite antennas in various locations across the United States, with major facilities near New York, Washington, D.C., Dallas and San Francisco, as well as the Northeast, Southwest and Pacific Northwest. Our teleports are used by leading Internet, voice and data providers as well as television networks, broadcasters and cable programmers. Our customers include ABC, British Telecom, CBS, Cable and Wireless, CNN, Deutsche Telekom, Fox, MCI Worldcom, TCI, Telefonica and Uunet. We are also a leading provider of Internet, voice and data services to major cruise lines and the U.S. military.

  Our Internet voice, data and video transmission business is conducted through teleports. A teleport is a hub for transmissions to and from ground based sources and satellites. A typical teleport facility consists of satellite antennas, known as dishes, terrestrial network interconnect platforms, a 24-hour, 365-day operations center, terrestrial links and other support facilities.

  We own two teleports outside of New York City, one outside of Washington, D.C. and two outside of Dallas, Texas. We also have a terrestrial system connecting Washington, D.C., Baltimore, Philadelphia and New York City. The New York teleport system is located on a 70-acre owned site which is zoned for 29 satellite dishes of which 22 are existing, thereby providing significant expansion capacity. The Washington teleport is located in northern Virginia, inside of the Washington Beltway, on 16 acres and has 40 dishes with the capacity for an additional 20. The terrestrial system between the teleports consists of fiber and microwave channels. The entire system is used by television networks, broadcasters, cable programmers, and many of the leading voice, data and Internet providers. The teleports can access all of the domestic and major international satellites in their operating regions. The Texas system consists of two teleports outside of Dallas and a terrestrial system connecting Dallas, Austin, San Antonio, Houston and Corpus Christi. The system connects to all major sports and convention venues, broadcasters and other significant video users in Texas.

  Our ICG acquisition in December 1999 involved a major around-the-clock teleport facility in New Jersey and a global maritime telecommunications network headquartered in Miami, Florida. Through these facilities we provide Internet, voice, data and compressed video satellite services to major cruise lines, the U.S. military, Internet-related companies and international telecommunications customers. The New Jersey teleport and operations center has 12 existing antennas and one under construction that access satellites covering the continental United States, South America and the Atlantic Ocean region. See "Recent Transactions" below.

  See the consolidated financial statements for revenues, operating profit
(loss), and assets of each of our operating segments.

Management Organization

  We are headquartered in Boston and organized on a regional basis with each region being headed by a vice president who reports to the chief operating officer. Our current regional operations are based in Boston, Atlanta, Chicago, Houston, the San Francisco Bay area and Mexico City, although additional regional centers may develop over time, including one in Canada. We believe that our regional operations centers, are capable of responding effectively to the opportunities and customer needs of their respective defined geographic areas and that these operations centers have adequately skilled engineering, construction management and marketing personnel. We also believe that over time enhanced customer service and greater operating efficiencies can be achieved by centralizing certain operating functions, including accounting and lease administration. This centralization, when achieved, will enable key information about each site, tower lease and customers to become part of a centralized database, with communications links to regional operations centers.

  In conjunction with our various acquisitions, we believe we have obtained the services of key personnel with skills in areas such as site acquisition, construction management, tower operations, engineering, marketing, lease administration and finance. As we seek to expand our size and improve on the quality and consistency of service delivery, we believe we may need to supplement our current workforce in certain critical areas, develop new regional centers and intensify our dedication to customer service. Accordingly, we are actively recruiting key personnel to complete the staffing of our regional operations centers and to strengthen and deepen our corporate group. We focus our efforts on recruiting people from the industry sectors we serve and in some instances recruiting skilled engineering, marketing and other personnel from outside the communications site, wireless communications and broadcasting industries.

History

  In early 1995, Steven B. Dodge, the then chairman of the board, president and chief executive officer of American Radio Systems Corporation ("American Radio" or "ARS"), and other members of its management, recognized the opportunity in the communications site industry as a consequence of its ownership and operation of broadcast towers. American Radio formed our company to capitalize on this opportunity. American Radio distributed its stock in our company to its securityholders in connection with its merger with CBS in June 1998.

Recent Transactions

 Consummated Transactions

  Since January 1, 1999, we have consummated more than 60 transactions involving the acquisition of more than 4,460 communications sites and related businesses and two teleport businesses for an aggregate purchase price of approximately $2.1 billion. This purchase price includes the payment of $1.4 billion in cash, the issuance of 21.2 million shares of Class A common stock and the assumption of $193.7 million of debt. The most recent principal transactions were the following:

  AirTouch transaction. In August 1999, we agreed to lease on a long-term basis up to 2,100 towers from AirTouch Communications, Inc. ("AirTouch"). These towers are located in all of AirTouch's major markets, other than Los Angeles, San Diego and Kansas City, including Albuquerque, Atlanta, Cleveland, Denver, Detroit, Minneapolis, Omaha, Phoenix, Portland, San Francisco and Seattle. Our cumulative lease payments, based on

2,100 towers, aggregate $800.0 million in cash payable in part upon each closing, and a five-year warrant to purchase 3.0 million shares of Class A common stock at $22.00 per share. At the first three closings in January and February 2000, we leased 1,180 towers, paid AirTouch $449.5 million in cash and issued warrants for 3.0 million shares of Class A common stock. The remaining closings are expected to occur during the first half of 2000.

  Under the lease, we are entitled to all income generated from leasing space on the towers and are responsible for the payment of all expenses of the towers, including ground rent. AirTouch has reserved space on the towers for its antennas, for which it will pay us a site maintenance charge equal to $1,500 per month for each non-microwave reserved space and $385 per month for each microwave reserved space, with annual increases of 3%.

  We have also entered into an exclusive three-year build-to-suit agreement with AirTouch. Under that agreement, we have the right to build all of AirTouch's towers in all of the markets covered by the lease. AirTouch entered into a separate master lease covering all towers to be constructed pursuant to the build-to-suit agreement. AirTouch will lease space for a period of ten years and has the option to extend for five, five-year periods. The rent is $1,500 per month for each non-microwave antenna site and $385 per month for each microwave antenna site, with annual increases of 3%. We expect this build-to-suit agreement will produce 400 to 500 towers.

  AT&T transaction. In September 1999, we agreed to purchase up to 1,942 towers from AT&T. These towers are located throughout the United States and were constructed by AT&T for its microwave operations. The purchase price is $260.0 million in cash, subject to adjustment if all towers are not purchased. At the first two closings in January and February 2000, we acquired 863 towers and paid AT&T $177.2 million. The remaining closings are expected to occur during the first half of 2000.

  AT&T entered into a master lease agreement covering the towers we acquired and will acquire on which it conducts microwave operations. The lease has an initial term of ten years and AT&T has five, five-year renewal options. The annual base rent for the microwave operations is approximately $1.0 million, payable in January of each lease year. We will adjust the rent based upon AT&T's use of the towers. However, except that any downward adjustment can be used by AT&T as a credit only against future additional rent and not against the base rent. AT&T currently uses 468 of these towers for its microwave operations. We expect that as many as 50% of the towers may not be marketable, at least in the near future, because of location.

  We also entered into a build-to-suit agreement with AT&T Wireless Services. This agreement requires AT&T Wireless Services to present 1,200 sites nationwide from which we will select and be required to build 1,000 towers. There is a separate master lease with AT&T Wireless Services for the build-to-suit towers. The initial term is ten years, and AT&T has three, five-year renewals. The rent for lease supplements entered into in the initial year is $1,350 per month, per antenna site, increasing annually by $50 per year for lease supplements entered into in subsequent years. All rents will be subject to 4% annual increases.

  UNIsite merger. In January 2000, we consummated our merger with UNIsite. The purchase price was $196.4 million, which included a cash payment of $147.7 million and the assumption of $48.7 million of debt. In February 2000, we repaid the debt assumed in connection with the UNIsite transaction. Such repayment was at a premium of the outstanding principal balance. Accordingly, we will recognize an extraordinary loss from extinguishment of debt in the first quarter of 2000. At closing, UNIsite had more than 600 towers then completed or under construction. UNIsite's towers are located primarily in the Northeast and Midwest.

  Galaxy merger. In January 2000, we merged with Galaxy Engineering Services, a global turnkey provider of engineering consulting services, based in Atlanta, GA. The aggregate purchase price paid to the other Galaxy stockholders consisted of 523,113 shares of Class A common stock and $0.3 million in cash. We had previously purchased one-third of Galaxy for $0.5 million and loaned them $13.5 million. Galaxy provides wireless local loop/fixed wireless engineering, radio frequency ("RF") network design, drive testing, optimization, competitive benchmarking of wireless local loop, PCS and cellular networks, VQUAL(TM) voice quality analysis and transport engineering, interconnect and microwave services.

  ICG transaction. In December 1999, we acquired all of the stock of ICG Satellite Services and its subsidiary, Maritime Telecommunications Network, for approximately $100.0 million in cash. The acquisition involved a major around-the-clock teleport facility in New Jersey and a global maritime telecommunications network headquartered in Miami, Florida. The acquired company provides Internet, voice, data, and compressed video satellite services to major cruise lines, the U.S. military, Internet-related companies and international telecommunications customers. The New Jersey teleport and operations center has 12 existing antennas and one under construction that access satellites covering the continental United States, South America and the Atlantic Ocean region.

  TV Azteca transaction. In February 2000, we loaned approximately $100.0 million (of a committed $120.0 million) to TV Azteca S.A. de C.V. ("TV Azteca"), the owner of a major national television broadcast network in Mexico, and assumed marketing responsibility for approximately 190 of its towers. The 20-year loan, which may be extended for an additional 50 years, earns net interest at approximately 11.6% per annum. We are entitled to receive 100% of the revenues generated by third party leases and are responsible for incremental operating expenses of third party tenants on the towers during the term of the loan. In December 1999, an executive officer and director of our Company also became a director of TV Azteca. In September 1999, we made an interim loan of $60.0 million to TV Azteca when we entered into a letter of intent relating to the loan and marketing agreements. The interim loan which earned interest at approximately 11%, was repaid out of the proceeds of the loan described above.

  Iusacell transaction. In December 1999, we entered into a management agreement for approximately 350 existing towers and a build-to-suit agreement for approximately 200 towers with Grupo Iusacell, S.A. de C.V. and its affiliates ("Iusacell"), the second largest wireless telecommunications provider in Mexico. As part of the transaction, we have agreed to pay a $10.0 million refundable deposit upon the satisfaction of certain conditions to retain the exclusive rights to acquire the approximately 350 existing towers through 2005, or earlier at Iusacell's option, subject to certain restrictions. The existing group of wireless towers that will be marketed under this agreement, and may be acquired, are located in urban and rural areas of Mexico City, Guadalajara, Veracruz and Acapulco. The build-to-suit towers will be constructed over the next two years in key metropolitan areas where Iusacell's expansion plans are most critical.

  Canadian Joint Venture. In March 2000, we entered into a joint venture with Telemedia Corporation, a privately held Canadian telecommunications company, to form Canadian Tower, L.P. Under the terms of the agreement, Canadian Tower, which will be both Canadian controlled and operated, will develop and acquire both wireless and broadcast towers throughout Canada. We have committed to invest $18.0 million (Canadian) for which we will initially own 45% of the joint venture. The joint venture's initial assets include more than 20 broadcast towers to be contributed by Telemedia. These broadcast towers are located in major metropolitan areas, including Toronto, Montreal, Quebec City, Edmonton and Hamilton. We believe these towers are well positioned to take advantage of both the strong demand for wireless applications as well as television broadcasters' eventual conversion from analog to digital.

 Pending Transactions

  At March 1, 2000 we were a party to numerous pending transactions involving the acquisition of more than 1,990 communications sites and related businesses and a major teleport transaction for an aggregate purchase price of approximately $510.9 million, including the remaining portions of the AirTouch transaction and the AT&T transactions (assuming all towers are acquired or leased). These transactions remain subject to regulatory approvals in certain cases and other conditions. The other principal transaction is the following:

  USEI transaction. In December 1999, we agreed to merge with U.S. Electrodynamics. The purchase price of $60.0 million is payable through the issuance of 1,040,153 shares of Class A common stock and cash. The purchase price is subject to adjustment based on the net working capital and the long-term debt of U.S. Electrodynamics at closing. The acquisition involves around-the-clock teleport facilities in the Pacific Northwest, the Southwest and the Northeast with a total of 52 antennas. The transaction is expected to close in the second quarter of 2000, subject to satisfaction of customary conditions including FCC approval. We have received early termination of the Hart-Scott-Rodino Act waiting period.

Regulatory Matters

  Towers. Both the FCC and the FAA regulate towers used for wireless communications and radio and television antennae. These regulations control the siting, lighting, marking and maintenance of towers and may, depending on the characteristics of the tower, require registration of tower facilities and issuance of determinations of no hazard. Wireless communications devices operating on towers are separately regulated and independently licensed by the FCC based upon the regulation of the particular frequency used. In addition, the FCC separately licenses and regulates television and radio stations broadcasting from towers. Depending on the height and location, proposals to construct new antenna structures or to modify existing antenna structures are reviewed by the FAA to ensure that the structure will not present a hazard to aircraft. That review is a prerequisite to FCC authorization of communications devices placed on the tower. Tower owners also bear the responsibility for notifying the FAA of any tower lighting failures. We generally indemnify our customers against any failure to comply with applicable standards. Failure to comply with applicable requirements may lead to monetary penalties.

  The introduction and development of digital television also may affect us and some of our largest customers. The need to install additional antennae required to deliver digital television service may necessitate the relocation of many currently co-located FM antennae. The need to secure state and local regulatory approvals for the construction and reconstruction of this substantial number of antennae and the structures on which they are mounted presents a potentially significant regulatory obstacle to the communications site industry. As a result, the FCC has solicited comments on whether, and in what circumstances, the FCC should preempt state and local zoning and land use laws and ordinances regulating the placement and construction of communications sites. Federal preemptive regulations may never be promulgated. If adopted, it may be more or less restrictive than existing state and local regulations. In addition, those regulations, if challenged on constitutional grounds, may not be upheld.

  Local regulations include city and other local ordinances, zoning restrictions and restrictive covenants imposed by local authorities. These regulations vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction. Local regulations can delay or prevent new tower construction or site upgrade projects, thereby limiting our ability to respond to customer demand. In addition, those regulations increase costs associated with new tower construction. Existing regulatory policies may adversely affect the timing or cost of new tower construction and additional regulations may be adopted which increase delays or result in additional costs to us. These factors could materially adversely affect our financial condition, results of operations or liquidity.

  IVDV. We are required to obtain authorization from the FCC for our use of radio frequencies to provide satellite and wireless services. We hold a number of point-to-point microwave radio licenses that are used to provide telecommunications services. Additionally, we hold a number of satellite earth station licenses in connection with our operation of satellite-based networks. We also provide maritime communications services pursuant to an experimental license and a grant of Special Temporary Authority. We also filed 32 applications for permanent full-term FCC licenses to operate shipboard earth stations in fixed ports. Those applications are pending. We may not be granted permanent licenses, the experimental license and Special Temporary Authority currently being used may not be renewed for future terms, and any license granted by the FCC may require substantial payments by us.

Environmental Matters

  Under various federal, state and local environmental laws, ordinances and regulations, an owner of real estate or a lessee conducting operations thereon may become liable for the costs of investigation, removal or remediation of soil and groundwater contaminated by certain hazardous substances or wastes. Certain of these laws impose cleanup responsibility and liability without regard to whether the owner or operator of the real estate or operations thereon knew of or was responsible for the contamination, and whether or not operations at the property have been discontinued or title to the property has been transferred. The owner or operator of contaminated real estate also may be subject to common law claims by third parties based on damages and costs resulting from off-site migration of the contamination. In connection with our former and current ownership or operation of our properties, we may be potentially liable for those types of environmental costs.

  We believe we are in compliance in all material respects with applicable environmental laws relating to tower site contamination. We have not received any written notice from any governmental authority or third party asserting, and we are not otherwise aware of, any material environmental non-compliance, liability or claim relating to hazardous substances or wastes. However, we might be liable in the future for existing undetected environmental conditions. We also may incur costs for future regulatory action, as well as compliance with future environmental laws. The foregoing could have a material adverse affect our financial condition, results of operations or liquidity.

Competition and New Technologies

  We compete for antennae site customers with other national independent tower companies, wireless carriers that own and operate their own tower networks and lease tower space to other carriers, site development companies that acquire space on existing towers for wireless service providers and manage new tower construction, and traditional local independent tower operators. We believe that tower location and capacity, price, quality of service and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting owners, operators and managers of communications sites.

  We face strong competition for build-to-suit opportunities, particularly those with the remaining wireless service providers seeking to divest their ownership of towers, principally from other independent tower companies and site developers. We expect such competition to intensify and believe that the terms of those transactions may become significantly less favorable to our company and other independent tower owners as a consequence of potentially intensifying competition.

  We compete for tower and site acquisitions principally with other independent tower owners and operators. Increased competition may intensify and result in substantially higher prices, particularly for towers being divested by wireless service providers. We may not, therefore, be able to complete acquisitions on as favorable terms as in the past. Under certain circumstances, we may also be required to pay higher prices or agree to less favorable terms than we would otherwise have desired. We may also be impeded in our future acquisition activities by antitrust constraints, either in local markets or on a regional or national basis.

  In the delivery of domestic and international satellite services, we compete with other full service teleports in the United States. The bases of competition are primarily reliability, price and transmission quality. Competition is expected principally from a number of domestic and foreign telecommunications carriers, many of which have substantially greater financial and other resources than we do. In the maritime telecommunications market, we compete primarily with several other companies that provide similar telecommunications services. Several of these companies have FCC licenses that are similar to ours and own their own satellites.

  The emergence of new technologies could reduce the need for tower-based transmission and reception and may, thereby, have a negative impact on our operations. For example, the FCC has granted license applications for several low-earth orbiting satellite systems that are intended to provide mobile voice and/or data services. In addition, the emergence of new technologies could reduce the need for tower-based transmission and reception and have an adverse effect on our operations. Additionally, the growth in delivery of video services by direct broadcast satellites and the development and implementation of signal combining technologies, which permit one antenna to service two different frequencies of transmission and, thereby, two customers, may reduce the need for tower-based broadcast transmission and hence demand for tower space.

Manufacturing and Raw Materials

  We build, maintain and install land based wireless communication transmitting and receiving facilities by obtaining sheet metal and other raw material parts and components from a variety of vendors. We also engage third party contract manufacturers to produce certain of these wireless transmitting and receiving facilities. We have historically obtained the majority of our sheet metal and other raw materials from a limited number of suppliers. However, substantially all of these items are available from numerous other suppliers. We have not, to date, experienced any significant difficulties in obtaining the needed quantities of materials from suppliers in a timely manner.

Employees

  As of March 1, 2000, we employed approximately 1,750 full time individuals and consider our employee relations to be satisfactory.

ITEM 2. PROPERTIES.

  In 1999 we purchased the building located at 116 Huntington Avenue, Boston, Massachusetts. We occupy approximately 15,500 square feet within the premises, which we use primarily for our corporate headquarters. In addition, we own and/or lease space in Waterbury (CT) (90,000 square feet), Dallas (60,000 square feet) Salem, (OR) (35,000 square feet) and Tampa, FL (8,000 square feet) which we use to manufacture and store component parts. We also lease space for our IVDV segment in Alexandria (VA) (5,400 square feet), Dallas (7,200 square feet), San Francisco (3,500 square feet), Miami (23,000 square feet) and New York (3,600 square feet). Finally, we lease office space in Albuquerque, Atlanta, Chicago, Houston, San Francisco and Mexico City, which function as our primary regional operating centers for our Rental and Management and Services segments.

  Our interests in communications sites are comprised of a variety of fee and leasehold interests created by long-term lease agreements, private easements and easements, licenses or rights-of-way granted by government entities. In rural areas, a communications site typically consists of a three-to five-acre tract, which supports towers, equipment shelters and guy wires to stabilize the structure. Less than 2,500 square feet are required for a self-supporting tower structure of the kind typically used in metropolitan areas. Land leases generally have twenty to twenty-five-year terms, with three five-year renewals, or are for five-year terms with automatic renewals unless we otherwise specify. Pursuant to our credit facilities, the lenders have liens on, among other things, all tenant leases, contracts relating to the management of towers for others, cash, accounts receivable, the stock and other equity interests of all subsidiaries and all inter-company debt, inventory and other personal property, fixtures including towers, intellectual property, as well as certain fee and leasehold interests, and the proceeds of the foregoing.

  We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.

  We periodically become involved in various claims and lawsuits that are incidental to our business. Management believes, after consultation with counsel, that no matters currently pending would, in the event of adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of our security holders in the fourth quarter of 1999.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

Market Price Data

  On February 27, 1998, the Class A common stock commenced trading on a "when-issued" basis on the inter-dealer bulletin board of the over-the-counter market. The Class A common stock commenced trading under the symbol AMT on the New York Stock Exchange (NYSE) on June 5, 1998 (the day after we separated from American Radio Systems Corporation). The following table presents reported high and low sales prices for our Class A common stock for the periods indicated.

            1998                                                 High     Low
            ----                                                ------- -------
   Quarter Ended March 31 (commencing February 27, 1998)....... $20.25  $15.50
   Quarter Ended June 30.......................................  26.125  18.75
   Quarter Ended September 30..................................  28.625  14.375
   Quarter Ended December 31...................................  29.625  13.25

            1999
            ----
   Quarter Ended March 31......................................  30.25   20.50
   Quarter Ended June 30.......................................  26.875  20.50
   Quarter Ended September 30..................................  26.00   19.50
   Quarter Ended December 31...................................  33.25   17.125

  As of March 9, 2000 there were 558 record holders of Class A common stock, 61 record holders of Class B common stock and one record holder of Class C common stock.

  We have not paid a dividend on any class of common stock and anticipate that we will not pay cash dividends in the foreseeable future. Rather, we intend to retain future earnings, if any, to fund the development and growth of our business. In addition, substantially all of our subsidiaries are restricted under the terms of our credit facilities from paying dividends or making distributions and repurchasing, redeeming or otherwise acquiring any shares of common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and notes to the consolidated financial statements.

Recent Sales of Unregistered Securities

  All sales of unregistered securities occuring during the year ended December 31, 1999 have been disclosed in our previous filings on Form 10-Q. Refer to those filings for additional information.

ITEM 6. SELECTED FINANCIAL DATA.

  The financial data set forth below has been derived from our audited consolidated financial statements, certain of which are included in this Annual Report on Form 10-K. The data should be read in conjunction with our audited consolidated financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." Prior to the ATC Separation on June 4, 1998, we operated as a subsidiary of American Radio and not as an independent public company. Therefore, the results of operations and the financial condition shown below for such period and prior may be different from what they might have been had we operated as a separate, independent public company. The information is not necessarily indicative of our future results of operations or financial condition.

                          SELECTED FINANCIAL DATA(1)
                     (In thousands, except per share data)

                                                                    July 17, 1995
                                 Year Ended December 31,               through
                          ----------------------------------------  December 31,
                             1999        1998      1997     1996      1995 (1)
                          ----------  ----------  -------  -------  -------------
Statement of Operations
 Data:
Operating revenues......  $  258,081  $  103,544  $17,508  $ 2,897     $   163
                          ----------  ----------  -------  -------     -------
Operating expenses:
  Operating expenses
   excluding
   depreciation and
   amortization, tower
   separation,
   development and
   corporate general and
   administrative
   expenses.............     155,857      61,751    8,713    1,362          60
  Depreciation and
   amortization.........     132,539      52,064    6,326      990          57
  Tower separation
   expense (2)..........                  12,772
  Development expense
   (2)..................       1,607
  Corporate general and
   administrative
   expense..............       9,136       5,099    1,536      830         230
                          ----------  ----------  -------  -------     -------
    Total operating
     expenses...........     299,139     131,686   16,575    3,182         347
                          ----------  ----------  -------  -------     -------
(Loss) income from
 operations.............     (41,058)    (28,142)     933     (285)       (184)
Interest expense........     (27,492)    (23,229)  (3,040)
Interest income and
 other, net.............      19,551       9,217      251       36
Minority interest in net
 earnings of
 subsidiaries...........        (142)       (287)    (193)    (185)
                          ----------  ----------  -------  -------     -------
Loss before (provision)
 benefit for income
 taxes and extraordinary
 losses.................     (49,141)    (42,441)  (2,049)    (434)       (184)
(Provision) benefit for
 income taxes...........        (214)      4,491      473      (45)         74
                          ----------  ----------  -------  -------     -------
Loss before
 extraordinary losses...  $  (49,355) $  (37,950) $(1,576) $  (479)    $  (110)
                          ==========  ==========  =======  =======     =======
Basic and diluted loss
 per common share
 amounts before
 extraordinary losses
 (3)....................  $     (.33) $    (0.48) $ (0.03) $ (0.01)    $ (0.00)
                          ==========  ==========  =======  =======     =======
Basic and diluted common
 shares outstanding
 (3)....................     149,749      79,786   48,732   48,732      48,732
                          ==========  ==========  =======  =======     =======
Other Operating Data:
Tower cash flow (4).....  $  102,224  $   41,793  $ 8,795  $ 1,535     $   103
EBITDA (4)..............      91,481      36,694    7,259      705        (127)
EBITDA margin...........        35.4%       35.4%    41.5%    24.3%       (N/A)
After-tax cash flow
 (4)....................      83,184      14,114    4,750      511         (53)
Balance Sheet Data:
Cash and cash
 equivalents............  $   25,212  $  186,175  $ 4,596  $ 2,373     $    12
Working capital
 (deficiency), excluding
 current portion of
 long-term debt.........      19,156      93,602   (2,208)     663         (40)
Property and equipment,
 net....................   1,092,346     449,476  117,618   19,710       3,759
Total assets............   3,018,866   1,502,343  255,357   37,118       3,863
Long-term debt,
 including current
 portion................     740,822     281,129   90,176    4,535
Total stockholders'
 equity.................   2,145,083   1,091,746  153,208   29,728       3,769

(1)  We were organized on July 17, 1995.

(2) We use the term "tower separation expenses" to refer to one-time expenses incurred as a result of our separation from American Radio. We use the term "development expenses" to refer to costs incurred in connection with the integration of acquisitions and development of new business initiatives.

(3) Basic and diluted loss per common share amounts before extraordinary losses have been computed using the weighted average number of shares outstanding during each period presented. Shares outstanding upon consummation of our separation from American Radio (the "ATC Separation") are assumed to be outstanding for all periods prior to June 4, 1998. Shares issuable upon exercise of options and other common stock equivalents have been excluded from the computations as the effect is anti-dilutive.

(4) We use the term "tower cash flow" to mean operating income (loss) before depreciation and amortization, tower separation, development and corporate general and administrative expenses. We use "EBITDA" to mean operating income (loss) before depreciation and amortization and tower separation expense. "After-tax cash flow" means income (loss) before extraordinary losses, plus depreciation and amortization, less preferred stock dividends. We do not consider tower cash flow, EBITDA and after-tax cash flow as a substitute for alternative measures of operating results or cash flow from operating activities or as a measure of our profitability or liquidity. These measures of performance are not calculated in accordance with generally accepted accounting principles ("GAAP"). However, we have included them because they are generally used in the communications site industry as a measure of a company's operating performance. More specifically, we believe they can assist in comparing company performances on a consistent basis without regard to depreciation and amortization. Our concern is that depreciation and amortization can vary significantly among companies depending on accounting methods, particularly where acquisitions are involved, or non-operating factors such as historical cost bases. We believe tower cash flow is useful because it enables you to compare tower performance before the effect of tower separation, development and corporate general and administrative expenses that do not relate directly to such performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

  This discussion contains "forward-looking statements," including statements concerning projections, plans, objectives, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. Various factors affect our results and could cause our actual results to differ materially from those expressed in any forward-looking statement. Such factors include:

  .  the outcome of our growth strategy;
  .  future results of operations;
  .  liquidity and capital expenditures;
  .  construction and acquisition activities;
  .  debt levels and the ability to obtain financing and service debt;
  . regulatory developments and competitive conditions in the communications site and wireless carrier industries;
  . projected growth of the wireless communications and wireless carrier industries;
  . dependence on demand for satellites for internet data transmission; and . general economic conditions.

  As we were a wholly-owned subsidiary of American Radio through June 4, 1998, the consolidated financial statements may not reflect our results of operations or financial position had we been an independent public company during such periods. Because of our relatively brief operating history and the large number of recent acquisitions, the following discussion will not necessarily reveal all significant developing or continuing trends.

We are a wireless communications and broadcast infrastructure company with three operating segments.

  . We operate a leading network of communications towers and are the largest independent operator of broadcast towers in the United States.

  . We provide comprehensive network development services for wireless service providers and broadcasters.

  . We operate a leading teleport business, which transmits Internet, voice, data and video communications worldwide.

During the years ended December 31, 1999, 1998 and 1997, we acquired various communications sites, related businesses and teleports for aggregate preliminary purchase prices of approximately $1.2 billion, $853.8 million and $180.4 million, respectively. Management expects that acquisitions consummated to date will have a material impact on future revenues, expenses and income from operations. In addition, certain historical financial information presented below and elsewhere in this document does not reflect the impact of our construction program to any significant extent because most of that activity is of more recent origin and is expected to continue during 2000 and thereafter.

Results of Operations

Years Ended December 31, 1999 and 1998 (in thousands)

  As of December 31, 1999, we operated approximately 5,100 communications sites, as compared to approximately 2,300 communications sites as of December 31, 1998. See the notes to the consolidated financial statements for a description of the acquisitions consummated in 1999 and 1998. These transactions have significantly affected operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

                                          Year Ended
                                         December 31,      Amount of   Percent
                                       ------------------   Increase   Increase
                                         1999      1998    (Decrease) (Decrease)
                                       --------  --------  ---------- ----------
Rental and management revenues.......  $135,303  $ 60,505   $ 74,798      124 %
Services revenues....................    90,416    23,315     67,101      288
Internet, voice, data and video
 transmission revenues...............    32,362    19,724     12,638       64
                                       --------  --------   --------
Total operating revenues.............   258,081   103,544    154,537      149
                                       --------  --------   --------
Rental and management expenses.......    62,441    29,455     32,986      112
Services expenses....................    69,318    19,479     49,839      256
Internet, voice, data and video
 transmission expenses...............    24,098    12,817     11,281       88
                                       --------  --------   --------
Total operating expenses excluding
 depreciation and amortization, tower
 separation expense, development ex-
 pense and corporate general and ad-
 ministrative expense................   155,857    61,751     94,106      152
Depreciation and amortization........   132,539    52,064     80,475      155
Tower separation expense.............              12,772    (12,772)     N/A
Development expense..................     1,607                1,607      N/A
Corporate general and administrative
 expense.............................     9,136     5,099      4,037       79
Interest expense.....................    27,492    23,229      4,263       18
Interest income and other, net.......    19,551     9,217     10,334      112
Minority interest in net earnings of
 subsidiaries........................       142       287       (145)     (51)
Income tax (provision) benefit.......      (214)    4,491     (4,705)    (105)
Extraordinary loss on extinguishment
 of debt, net........................     1,372     1,382        (10)      (1)
Extraordinary loss on redemption of
 preferred stock, net................               7,510     (7,510)     N/A
                                       --------  --------   --------
Net loss.............................  $(50,727) $(46,842)  $  3,885        8 %
                                       ========  ========   ========
Tower cash flow......................  $102,224  $ 41,793   $ 60,431      145 %
                                       ========  ========   ========
EBITDA...............................  $ 91,481  $ 36,694   $ 54,787      149 %
                                       ========  ========   ========

 Rental and Management Revenue

  Rental and management revenue for the year ended December 31, 1999 was $135.3 million, an increase of $74.8 million from the year ended December 31, 1998. The majority of the increase, $56.4 million, is attributable to revenue generated from acquisitions consummated and/or towers constructed subsequent to December 31, 1998. The remaining factor contributing to the additional revenue is an increase in comparable tower revenue of $18.4 million during 1999 for towers that existed during 1998.

 Services Revenue

  Services revenue for the year ended December 31, 1999 was $90.4 million, an increase of $67.1 million from the year ended December 31, 1998. The primary reason for the increase is due to the $66.7 million of revenue earned after the merger with OmniAmerica, Inc. The remaining component of the increase is attributable to revenue generated from our existing services business of approximately $0.4 million.

 IVDV Revenue

  Internet, voice, data and video (IVDV) revenue for the year ended December 31, 1999 was $32.4 million, an increase of $12.6 million from the year ended December 31, 1998. The primary reason for the increase is attributed to approximately $9.9 million of revenue earned during 1999 as a result of acquisitions consummated in 1999. The remaining component of the increase, $2.7 million, is due to an increase in revenue from the IVDV business that existed at December 31, 1998.

 Rental and Management, Services and IVDV Expenses

  Rental and management, Services and IVDV expenses for the year ended December 31, 1999 were $62.4 million, $69.3 million and $24.1 million, respectively, an increase of $33.0 million, $49.8 million and $11.3 million, respectively, from the year ended December 31, 1998. The primary reasons for the increase in these expenses are essentially the same as those discussed above under each respective revenue segment.

 Depreciation and Amortization

  Depreciation and amortization for the year ended December 31, 1999 was $132.5 million, an increase of $80.5 million from the year ended December 31, 1998. A component of the increase is attributable to an increase in depreciation expense of $30.5 million resulting from our purchase, construction and/or acquisition of approximately $693.4 million of property and equipment from January 1, 1999 to December 31, 1999. The remaining component of the increase is attributable to an increase in amortization expense of $50.0 million, resulting from our amortization of approximately $751.7 million of goodwill and other intangible assets related to acquisitions consummated during the period from January 1, 1999 to December 31, 1999.

 Tower Separation Expense

  We completed our separation from American Radio in 1998. No additional expenses related to the separation were incurred in 1999, nor are any expected to occur in the future. See note 1 of the consolidated financial statements for a description of tower separation expense.

 Corporate General Administrative Expense

  Corporate general and administrative expense for the year ended December 31, 1999 was $9.1 million, an increase of $4.0 million from the year ended December 31, 1998. The majority of this increase resulted from higher personnel ($2.5 million) and marketing ($0.5 million) costs associated with our growing revenue base and market position. The remaining component of the increase is attributable to overall increases in other administrative expenses incurred in supporting our growth.

 Development Expense

  Development expense for the year ended December 31, 1999 was $1.6 million. These expenses include the costs incurred for abandoned acquisitions, the integration of acquisitions and new business initiatives.

 Interest Expense

  Interest expense for the year ended December 31, 1999 was $27.5 million, an increase of $4.3 million from the year ended December 31, 1998. The increase is primarily attributable to an increase of interest on our outstanding debt obligations ($8.9 million), amortization of deferred financing costs ($0.7 million) and interest on notes payable related to acquisitions ($0.5 million). These increases were offset by a decrease of $3.1 million in interest incurred during 1998 on our outstanding redeemable preferred stock (which was redeemed in July 1998), as well as an increase in interest capitalized during the year ended December 31, 1999.

 Interest Income and Other, Net

  Interest income and other, net for the year ended December 31, 1999 was $19.6 million, an increase of $10.3 million from the year ended December 31, 1998. The increase is primarily related to an increase in interest earned on invested cash on hand ($6.7 million), interest earned on notes receivable ($1.4 million) and interest earned on security/escrow deposits ($2.2 million).

 Income Taxes

  The income tax provision for the year ended December 31, 1999 was $0.2 million, a decrease of $4.7 million from the income tax benefit recorded for the year ended December 31, 1998. The decrease in the tax benefit is due to an increase in nondeductible permanent items (principally goodwill amortization). The increase in nondeductible permanent items occurred as a result of the consummation of several mergers and acquisitions in 1999. As of December 31, 1999 we had a net deferred tax asset of $116.0 million. In assessing the realizability of the deferred tax asset, we analyzed our forecast of future taxable income and concluded that recoverability of the net deferred tax asset is more likely than not. The realization of the deferred tax asset is not dependent upon significant changes in the current relationship between income reported for financial and tax purposes, or material asset sales or other transactions not in the ordinary course of business.

 Extraordinary Losses on Extinguishment of Debt

  We incurred an extraordinary loss on the extinguishment of debt in 1999 of $1.4 million due to the early repayment of one of our term loans. We recorded an extraordinary loss of $1.4 million in 1998 due to the refinancing of our then existing credit facility. We also recorded an extraordinary loss of $7.5 million in 1998 due to the redemption of our interim preferred stock.

Years Ended December 31, 1998 and 1997 (in thousands)

  As of December 31, 1998, we operated approximately 2,300 communications sites, as compared to approximately 700 communications sites as of December 31, 1997. See the notes to consolidated financial statements for a description of the acquisitions consummated in 1998 and 1997. These transactions have significantly affected operations for the year ended December 31, 1998 as compared to the year ended December 31, 1997.

                                          Year Ended
                                         December 31,     Amount of   Percent
                                       -----------------   Increase   Increase
                                         1998     1997    (Decrease) (Decrease)
                                       --------  -------  ---------- ----------
Rental and management revenues.......  $ 60,505  $13,302   $47,203       355%
Services revenues....................    23,315    2,122    21,193       999
Internet, voice, data and video
 transmission revenues...............    19,724    2,084    17,640       846
                                       --------  -------   -------
Total operating revenues.............   103,544   17,508    86,036       491
                                       --------  -------   -------
Rental and management expenses.......    29,455    6,080    23,375       384
Services expenses....................    19,479    1,360    18,119     1,332
Internet, voice, data and video
 transmission expenses...............    12,817    1,273    11,544       907
                                       --------  -------   -------
Total operating expenses excluding
 depreciation and amortization, tower
 separation expense, development
 expense and corporate general and
 administrative expense..............    61,751    8,713    53,038       609
Depreciation and amortization........    52,064    6,326    45,738       723
Tower separation expense.............    12,772             12,772       N/A
Corporate general and administrative
 expense.............................     5,099    1,536     3,563       232
Interest expense.....................    23,229    3,040    20,189       664
Interest income and other, net.......     9,217      251     8,966     3,572
Minority interest in net earnings of
 subsidiaries........................       287      193        94        49
Income tax benefit...................     4,491      473     4,018       849
Extraordinary loss on extinguishment
 of debt, net........................     1,382      694       688        99
Extraordinary loss on redemption of
 preferred stock, net................     7,510              7,510       N/A
                                       --------  -------   -------
Net loss.............................  $(46,842) $(2,270)  $44,572     1,964%
                                       ========  =======   =======
Tower cash flow......................  $ 41,793  $ 8,795   $32,998       375%
                                       ========  =======   =======
EBITDA...............................  $ 36,694  $ 7,259   $29,435       405%
                                       ========  =======   =======

 Rental and Management Revenue

  Rental and management revenue for the year ended December 31, 1998 was $60.5 million, an increase of $47.2 million from the year ended December 31, 1997. The majority of the increase is attributable to revenue generated from acquisitions consummated and/or towers constructed subsequent to December 31, 1997, coupled with an increase in revenue for towers that existed in 1997.

 Services Revenue

  Services revenue for the year ended December 31, 1998 was $23.3 million, an increase of $21.2 million from the year ended December 31, 1997. The primary reason for the increase is due to the $21.0 million of revenue earned in 1998 from operations acquired in the Gearon & Co. Inc. merger. The remaining portion of the increase is due to revenue generated in 1998 from this segment's business that existed as of December 31, 1997.

 IVDV Revenue

  IVDV revenue for the year ended December 31, 1998 was $19.7 million, an increase of $17.6 million from the year ended December 31, 1997. The primary reason for the increase is attributed to an increase of approximately $11.5 million of revenue related to the IVDV business that existed at December 31, 1997. The remaining component of the increase, $6.1 million, is due to an acquisition that closed in the second quarter of 1998.

 Rental and Management, Services and IVDV Expenses

  Rental and management, Services and IVDV expenses for the year ended December 31, 1998 were $29.5 million, $19.5 million and $12.8 million, respectively, an increase of $23.4 million, $18.1 million and $11.5 million, respectively, from the year ended December 31, 1997. The primary reasons for the increase in these expenses are essentially the same as those discussed above under each respective revenue segment.

 Depreciation and Amortization

  Depreciation and amortization for the year ended December 31, 1998 was $52.1 million, an increase of $45.7 million from the year ended December 31, 1997. A component of the increase is attributable to an increase in depreciation expense of $15.8 million resulting primarily from our acquisition and construction of approximately $346.8 million of property and equipment from January 1, 1998 to December 31, 1998. The remaining component of the increase is attributable to an increase in amortization of $29.9 million, resulting from our amortization of approximately $628.0 million of goodwill and other intangible assets related to acquisitions consummated from January 1, 1998 to December 31, 1998.

 Tower Separation Expense

  We started and completed our separation from American Radio in 1998. We did not incur any expenses related to the separation in 1997. See note 1 of the consolidated financial statements for a description of tower separation expense.

 Corporate General and Administrative Expense

  Corporate general and administrative expense for the year ended December 31, 1998 was $5.1 million, an increase of $3.6 million from the year ended December 31, 1997. The majority of the increase is due to higher personnel and marketing costs associated with our growing revenue base and market position. The remaining component of the increase is attributable to overall increases in other administrative expenses incurred in supporting our growth.

 Interest Expense

  Interest expense for the year ended December 31, 1998 was $23.2 million, an increase of $20.2 million from the year ended December 31, 1997. The increase is primarily attributable to our increased borrowing levels under our credit facility and interest incurred on our redeemable preferred stock.

 Interest Income and Other, Net

  Interest income and other, net for the year ended December 31, 1998 was $9.2 million, an increase of $9.0 million from the year ended December 31, 1997. The increase is primarily related to interest earned on invested cash on hand, interest earned on notes receivable and interest earned on security/escrow deposits related to several acquisitions that we consummated in the latter part of 1998.

 Income Tax Benefit

  The income tax benefit for the year ended December 31, 1998 was $4.5 million, an increase of $4.0 million from the income tax benefit recorded for the year ended December 31, 1997. The increase in the tax benefit is due to an overall increase in our pre-tax loss. As of December 31, 1998 we had a net deferred tax asset of $110.0 million. In assessing the realizability of the deferred tax asset, we analyzed our forecast of future taxable income and concluded that recoverability of the net deferred tax asset is more likely than not. The realization of the deferred tax asset is not dependent upon significant changes in the current relationship between income reported for financial and tax purposes, or material asset sales or other transactions not in the ordinary course of business.

 Extraordinary Losses on Extinguishment of Debt

  We incurred extraordinary losses on extinguishment of debt of $1.4 and $0.7 million for the years ended December 31, 1998 and 1997, respectively, due to the refinancing of our then existing credit facilities. In addition, we incurred an extraordinary loss of $7.5 million in 1998 due to the redemption of our interim preferred stock.

Liquidity and Capital Resources

  Our liquidity needs arise from our acquisition-related activities, debt service, working capital and capital expenditures associated principally with our construction program. As of December 31, 1999, we maintained approximately $25.2 million in cash and cash equivalents and working capital of approximately $14.4 million. Historically, we have met our operational liquidity needs with internally generated funds and have financed the acquisition of tower related properties and our construction program, including related working capital needs, with a combination of capital funds from sales of our equity and debt securities (including sales prior to the ATC Separation) and bank borrowings. See the notes to the consolidated financial statements. For the year ended December 31, 1999, cash flows from operating activities were $97.0 million, as compared to $18.4 million of cash flows from operating activities in 1998. The change is primarily attributable to the favorable cash flow generated from consummated acquisitions in 1999 and 1998.

  For the year ended December 31, 1999 cash flows used for investing activities were $1.1 billion as compared to $350.4 million for the year ended December 31, 1998. The increase in 1999 is due primarily to an increase in property and equipment expenditures of approximately $167.8 million coupled with the increase in spending on mergers and acquisitions (which includes advances and deposits) during 1999 of approximately $619.1 million.

  For the year ended December 31, 1999, cash flows provided by financing activities were $879.7 million as compared to $513.5 million for the year ended December 31, 1998. The increase in 1999 is due principally to the impact of borrowings under our credit arrangements, the issuance of the 2.25% and 6.25% Convertible Notes, and the sale of our common stock.

  During the year ended December 31, 1999, we had capital expenditures of approximately $294.2 million primarily related to construction activities. We completed construction on approximately 1,000 towers for our own account during this period. Our 2000 business plan calls for total capital expenditures of approximately $415.0 million. Included in that plan (exclusive of broadcast towers, but inclusive of our commitment under build-to-suit agreements) is the construction of approximately 1,200 towers for our own account at a cost of between $196.0 million and $240.0 million. In addition, the plan includes the construction of approximately 20 broadcast towers at an estimated cost of between $50.0 million and $70.0 million. Remaining capital expenditures relate to enhancements in information technology, infrastructure and structural improvements. We believe that we have sufficient funds available to us to finance our current plans and pending acquisitions.

  We expect that the consummated acquisitions and current and future construction activities will have a material impact on liquidity. We believe that the acquisition activities, once integrated, will have a favorable impact on liquidity and will offset the initial effects of the funding requirements. We also believe that the construction activities may initially have an adverse effect on our future liquidity as newly constructed towers will initially decrease overall liquidity. However, as such sites become fully operational and achieve higher utilization, they should generate cash flow, and in the long-term, increase liquidity.

 Financing Transactions

  New Credit Facilities. In January 2000, we entered into a new loan agreement with our lending banks and other financial institutions relating to credit facilities of $2.0 billion. The credit facilities are with several of our principal operating subsidiaries (the "borrower subsidiaries") and consist of three separate types of loans:

  . a $650.0 million reducing revolving credit facility maturing on June 30, 2007,
  . a $850.0 million multiple-draw term loan maturing on June 30, 2007, and . a $500.0 million term loan maturing on December 31, 2007.

  The credit facilities also contemplate possible additional borrowings of up to $500.0 million, although the banks are not committed to fund those borrowings. Borrowings under the credit facilities are limited by (a) the cash flow of the borrower subsidiaries and the Restricted Subsidiaries, (b) their construction costs of developing towers, and (c) the aggregate number of developing towers and AirTouch towers acquired by them. As of March 9, 2000, the $500.0 million term loan and $230.0 million of the multiple draw term loan were outstanding. Our amount available under the credit facilities, giving effect to the financial tests and borrowing ratios, as of March 9, 2000 was $492.0 million.

  The credit facilities contain certain financial and operational covenants and other restrictions with which the borrower subsidiaries and the Restricted Subsidiaries must comply, whether or not there are any borrowings outstanding. These include restrictions on certain types of acquisitions, not including towers and communications sites, indebtedness, liens, capital expenditures, investments in Unrestricted Subsidiaries and the ability of the borrower subsidiaries and the Restricted Subsidiaries to pay dividends or make other distributions. The credit facilities also require the borrower subsidiaries to comply with certain financial ratios. The credit facilities include two events of default that have the effect of restricting debt of the parent company and requiring it to invest the net cash proceeds of any issue of capital stock (other than pursuant to permitted acquisitions and up to $2.0 million under stock option plans) or debt as equity in the borrower subsidiaries.

  We and the Restricted Subsidiaries have guaranteed all of the loans. We have secured the loans by liens on substantially all assets of the borrower subsidiaries and the Restricted Subsidiaries and all outstanding capital stock and other debt and equity interests of all of our direct and indirect subsidiaries.

  February 2000 Convertible Note Issue. In February 2000, we issued $450.0 million principal amount of 5% Convertible Notes due 2010. The 5% notes are convertible into shares of Class A common stock at a conversion price of $51.50 per share. We may not redeem the 5% notes prior to February 20, 2003. Holders may require us to repurchase all or any of their 5% notes on February 20, 2007 at their principal amount, together with accrued and unpaid interest. We may, at our option, elect to pay the repurchase price in cash or shares of Class A common stock, or any combination thereof.

  October 1999 Convertible Note Issue. In October 1999, we issued 6.25% Convertible Notes due 2009 in an aggregate principal amount of $300.0 million and 2.25% Convertible Notes due 2009 at an issue price of $300.1 million, representing 70.52% of their principal amount at maturity of $425.5 million. The difference between the issue price and the principal amount at maturity of the 2.25% notes will be accreted each year as interest expense in our financial statements. The 6.25% notes are convertible into shares of Class A common stock at a conversion price of $24.40 per share. The 2.25% notes are convertible into shares of Class A common stock at a conversion price of $24.00 per share.

  We may not redeem the 6.25% notes prior to October 22, 2002 or the 2.25% notes prior to October 22, 2003. Holders may require us to repurchase all or any of their 6.25% notes on October 22, 2006 at their principal amount, together with accrued and unpaid interest. Holders may require us to repurchase all or any of their 2.25% notes on October 22, 2003 at $802.93, which is the issue price plus the accreted original issue discount, together with accrued and unpaid interest. We may, at our option, elect to pay the repurchase price of each series in cash or shares of Class A common stock, or any combination thereof.

  Debt service requires a substantial portion of our cash flow from operations. Accordingly, our leverage could make us vulnerable to a downturn in the operating performance of our tower properties or in economic conditions. We believe that our cash flows from operations will be sufficient to meet our debt service and covenant requirements under the credit facilities. If such cash flows were not sufficient to meet such debt service and covenant requirements, we might be required to sell equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We may not be able to affect any of such transactions on favorable terms. We believe that we have sufficient financial resources available to us, including borrowings under our credit facilities, to finance operations for the foreseeable future.

  ATC Separation. As of December 31, 1999, we continue to be obligated under the ATC Separation agreement for certain tax indemnification liabilities to CBS Corporation. See the notes to the consolidated financial statements.

  Pending and Other Transactions. See notes 5 and 14 of the consolidated financial statements.

Recent Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended in May 1999 by FAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133." This Statement establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) will depend on the entity's intended use of the derivative and its resulting designation (as defined in the Statement). FAS No. 133, as amended, will be effective for the Company on January 1, 2001. We are currently in the process of evaluating the impact FAS No. 133 will have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  As of and for the years ended December 31, 1999 and 1998, we were exposed to market risk from changes in interest rates on long-term debt obligations. We attempted to reduce these risks by utilizing derivative financial instruments, namely interest rate caps and swaps. All derivative financial instruments are for purposes other than trading.

  During 1999, we issued the 2.25% and 6.25% notes and received net proceeds of approximately $584.0 million (see the notes to the consolidated financial statements). A portion of the net proceeds received was used to pay down outstanding debt under our credit facilities. Accordingly, the outstanding debt related to the credit facilities has decreased by approximately $185.0 million from December 31, 1998 to December 31, 1999. In addition, during 1999 we sold interest rate swaps with total notional amounts of $24.9 million and had an interest rate CAP with a notional amount of $7.0 million expire.

  The following table provides information as of December 31, 1999, about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate caps and swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates.

                            As of December 31, 1999
 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In
                                  Thousands)

                                                                                   Fair
Long-Term Debt           2000  2001   2002    2003    2004   Thereafter  Total    Value
--------------           ---- ------ ------- ------- ------- ---------- -------- --------
Principal Amount(a)..... $270 $7,069 $11,597 $13,878 $18,411  $679,534  $730,759 $730,759
Average Interest
 Rate(a)................

  Aggregate Notional Amounts Associated with Interest Rate Caps and Swaps in Place During the Year and Interest Rate Detail by Contractual Maturity Dates
                                (In Thousands)

Interest Rate CAPS
------------------
Notional Amount.................. $66,860(c)
Weighted-Average Fixed Rate(b)...    8.82%

                            As of December 31, 1998
 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In
                                  Thousands)

                                                                                                    Fair
Long-Term Debt            1999       2000       2001       2002     2003      Thereafter  Total    Value
--------------           -------    -------    -------    -------  -------    ---------- -------- --------
Principal Amount(a).....                       $10,500    $17,125  $20,250     $227,125  $275,000 $275,000
Average Interest
 Rate(a)................

  Aggregate Notional Principal Amounts Associated with Interest Rate Caps and
    Swaps in Place During the Year and Interest Rate Detail by Contractual
                         Maturity Dates (In Thousands)

Interest Rate CAPS
------------------
Notional Amount......... $73,860(d) $66,860(c)
Weighted-Average Fixed
 Rate(b)................    8.79%      8.82%

Interest Rate SWAPS
-------------------
Notional Amount......... $24,890    $24,890    $24,890(e) $17,550  $17,550(f)                     $   (369)
Weighted-Average Fixed
 Rate(b)................    6.04%      6.04%      6.04%       5.9%     5.9%

--------
(a) December 31, 1999 long-term debt consists of our credit facilities existing at December 31, 1999 ($90.0 million), the 2.25% and the 6.25% notes ($602.3 million) and a mortgage payable ($38.5 million). Interest on the credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly, and accrues at our option either at LIBOR plus margin (as defined) or the Base Rate plus margin (as defined). The interest rate in effect at December 31, 1999 for the borrower subsidiaries revolving credit facility was 9.25%. For the year ended December 31, 1999, the weighted average interest rate under the credit facilities was 7.94%. The 2.25% and 6.25% notes each bear interest (after giving effect to the accretion of the original discount on the 2.25% notes) at 6.25%, which is payable semiannually on April 15 and October 15 of each year beginning April 15, 2000. The mortgage payable bears interest at 8.42% and is payable on a monthly basis.

  December 31, 1998 long-term debt consists of our credit facilities (see the notes to the consolidated financial statements). Interest on the credit facilities is payable in accordance with the applicable LIBOR agreement or quarterly, and accrues, at our option, either at the LIBOR plus margin (as defined) or the Base Rate plus margin (as defined). The interest rate in effect at December 31, 1998 for our term loan and the Borrower Subsidiaries' term loan and revolving credit facility was 8.71% and 7.30%, respectively. For the year ended December 31, 1998, the weighted average interest rate of the credit facilities was 7.7%.

(b) Represents the weighted-average-fixed rate of interest based on contract notional amount as a percentage of total notional amounts in a given year.

(c) Includes notional amounts of $21,500, $23,750 and $21,610, which will expire in January, April and July 2000, respectively.

(d)  Includes notional amount of $7,000, which expired in November 1999.

(e)  Includes notional amount of $7,340, which will expire in January 2001.

(f) Includes notional amount of $17,550, which will expire in June 2003.

  We maintain a portion of our cash and cash equivalents in short-term financial instruments which are subject to interest rate risks. Due to the relatively short duration of such instruments and our expectation that such investments will not be significant on an ongoing basis, fluctuations in interest rates with respect to such investments should not materially affect our financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not Applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth certain information concerning our executive officers and directors:

          Name            Age                           Position
          ----            ---                           --------
Steven B. Dodge(1)......  54  Chairman of the Board, President and Chief Executive Officer
Alan L. Box.............  48  Executive Vice President and Director
Arnold L.
 Chavkin(1)(2)(3).......  48  Director
James S. Eisenstein.....  41  Executive Vice President--Corporate Development
Dean H. Eisner..........  42  Director
Jack D. Furst...........  41  Director
J. Michael Gearon, Jr...  35  Executive Vice President and Director
Fred R. Lummis(2).......  46  Director
Randall T. Mays(2)......  34  Director
Steven J. Moskowitz.....  36  Executive Vice President--Marketing
Thomas H. Stoner(1)(3)..  65  Director
Douglas C. Wiest........  47  Chief Operating Officer
Maggie Wilderotter(3)...  45  Director
Joseph L. Winn..........  48  Treasurer and Chief Financial Officer

--------
(1) Member of the Executive Committee; Mr. Stoner is the Chairman of the Executive Committee.
(2) Member of the Audit Committee; Mr. Mays is the Chairman of the Audit Committee.
(3) Member of the Compensation Committee; Mr. Stoner is the Chairman of the Compensation Committee.

  Two independent directors will be elected annually by the holders of Class A common stock, voting as a separate class. All directors hold office until the annual meeting of the stockholders next following their election or until their successors are elected and qualified. Each executive officer is appointed annually and serves at the discretion of the Board of Directors (the "Board").

  Mr. Dodge has served as the Chairman of the Board, President and Chief Executive Officer since our organization. Mr. Dodge was also the Chairman of the Board of Directors, President and Chief Executive Officer of American Radio Systems ("American Radio" or "ARS"), a position he occupied since its founding on November 1, 1993 until June 1998. In June 1998, American Radio became a subsidiary of CBS, and our company became an independent public company through the distribution by American Radio to its securityholders of all of its shares in us (the "ATC Separation"). Mr. Dodge was the founder in 1988 of Atlantic Radio, which was one of the predecessor entities of American Radio. Mr. Dodge also serves as a director of Weblink Wireless, Inc., TD Waterhouse Group, Inc. and Nextel Partners, Inc.

  Mr. Box has served as an Executive Vice President since March 1998 and has been a director since its organization. Mr. Box served as Chief Operating Officer from June 1997 to March 1998, at which time he assumed his present role as the Executive Vice President responsible for the Internet, voice, data and video transmission business. Mr. Box also was an Executive Vice President and a director of American Radio from April 1997, when EZ Communications, Inc. ("EZ") merged into American Radio (the "EZ Merger"), until consummation of the ATC Separation. Prior to the EZ merger, Mr. Box had been the Chief Executive Officer of EZ, a company he formed in 1974.

  Mr. Chavkin has been a member of the Executive Committee, the Audit Committee and the Compensation Committee since November 1997. Mr. Chavkin was the Chairman of the Audit Committee of American Radio from its founding until consummation of the ATC Separation and of the Audit Committee of American Radio from November 1997 until November 1998. Mr. Chavkin is a general partner of Chase Capital Partners ("CCP"), which indirectly controls Chase Equity Associates LLC ("CEA"), a stockholder of American Tower, and the President of Chemical Investments, Inc., where he has served since 1991. Mr. Chavkin is also a director of R&B Falcon Corporation, Wireless One, Inc. and Patina Oil & Gas Corporation.

  James S. Eisenstein is the Executive Vice President--Corporate Development. Mr. Eisenstein has overall responsibility for seeking out acquisition and development opportunities. Mr. Eisenstein helped form our company in the summer of 1995. From 1990 to 1995, he was Chief Operating Officer for Amaturo Group Ltd., a broadcast company operating 11 radio stations and four broadcasting towers, several of which were purchased by American Radio. Mr. Eisenstein serves on the Board of Directors of the Personal Communications Industry Association, the leading international trade association representing the wireless communications industry.

  Mr. Eisner has been a director since our merger with TeleCom Towers LLC ("Telecom") on February 26, 1999. Since May 1995, Mr. Eisner has served as Vice President, Business Development and Planning of Cox Enterprises, Inc., an affiliate of Cox Telecom Towers, Inc., the former principal member of TeleCom. He joined Cox Enterprises, Inc. in 1993.

  Mr. Furst has been a director since our merger with OmniAmerica, Inc. ("OmniAmerica") on February 25, 1999. Mr. Furst was Chairman of OmniAmerica prior to the merger. He has been a partner of Hicks, Muse, Tate & Furst, Incorporated, an affiliate of OmniAmerica's former principal stockholder since 1989. Mr. Furst currently serves as a director of Cooperative Computing, Inc., Hedstrom Corp., Globix Corporation, International Wire Group, Inc., Viasystems, Inc., Home Interiors & Gifts, Inc., LLS Corp. and Triton Energy Limited.

  Mr. Gearon has served as an Executive Vice President and has been a director since our merger with Gearon & Co., Inc. ("Gearon") on January 22, 1998. Mr. Gearon had been the principal stockholder and Chief Executive Officer of Gearon since September, 1991. Mr. Gearon currently serves as a director of TV Azteca.

  Mr. Lummis has been a member of the Audit Committee since our merger with American Tower Corporation (Old ATC), an unaffiliated company, on June 8, 1998. Mr. Lummis was the Chairman, Chief Executive Officer and President of Old ATC. Since June 1998, Mr. Lummis has also served as the Chairman, President and Chief Executive Officer of Advantage Outdoor Company, L.P. Mr. Lummis has been the President of Summit Capital, a private investment firm and a substantial stockholder of Old ATC, since June 1990. Mr. Lummis currently serves on the board of several private companies and is a trustee of the Baylor College of Medicine.

  Mr. Mays has been the Chairman of the Audit Committee since November 1998 and a director since the merger with Old ATC on June 8, 1998. Mr. Mays has served as Chief Financial Officer and Executive Vice President of Clear Channel Communications, Inc. (Clear Channel), which had been the principal stockholder of Old ATC, since February 1997, prior to which he had served as a Vice President and Treasurer since joining Clear Channel in 1993.

  Steven J. Moskowitz is Executive Vice President--Marketing and General Manager of the Northeast Region. Mr. Moskowitz joined us in January 1998, initially as a Vice President and General Manager of the Northeast Region, and assumed his current position in March 1999. Prior to joining us, Mr. Moskowitz had served as a Vice President of The Katz Media Group, the largest broadcast media representation firm in the U.S., since 1989.

  Mr. Stoner has been the Chairman of the Executive Committee and the Compensation Committee since November 1997. Mr. Stoner was the Chairman of the Executive Committee and the Compensation Committee of American Radio from its founding until consummation of the ATC Separation. In 1965, Mr. Stoner founded Stoner Broadcasting Systems, Inc. one of the predecessors of American Radio. Mr. Stoner is a director of Gaylord Container Corporation and a trustee of the Chesapeake Bay Foundation.

  Douglas C. Wiest is the Chief Operating Officer. Mr. Wiest joined us in February 1998, initially as the Chief Operating Officer of Gearon
Communications, and assumed his current position in March 1998. Prior to joining us, Mr. Wiest had been Regional Vice President of Engineering and Operations for Nextel's southern region since 1993.

  Ms. Wilderotter has been a member of the Compensation Committee since November 1998 and a director since August 1998. Ms. Wilderotter is the President and Chief Executive Officer of Wink Communications ("Wink"), a California company that develops technology for adding simple interactivity and graphics to mass-market consumer electronic products. Before joining Wink in 1997, Ms. Wilderotter was the Executive Vice President of National Operations for AT&T Wireless Services, Inc., and Chief Executive Officer of AT&T's Aviation Communications Division. Ms. Wilderotter has also served as Senior Vice President of McCaw Cellular Communications, Inc. and Regional President of its California, Arizona, New Mexico, Nevada and Hawaii Region. Ms. Wilderotter serves on the boards of Airborne Express, Electric Lightwave, Inc., Gaylord Entertainment, Allied Riser Communications Corp., California Cable Television Association and the California Chamber of Commerce and she is a trustee of Holy Cross College in Worcester, Massachusetts.

  Joseph L. Winn is the Chief Financial Officer and Treasurer. Mr. Winn was also Treasurer, Chief Financial Officer and a director of American Radio since its founding in 1993 until consummation of the ATC Separation.

ITEM 11. EXECUTIVE COMPENSATION

  The following table provides certain information concerning compensation earned by the Chief Executive Officer and the four other most highly compensated executive officers who received compensation in excess of $100,000 in 1999.

                          Summary Compensation Table

                                                                 Long-term
                                 Annual Compensation            Compensation
                          ------------------------------------- ------------
                                                                   Shares
   Name and Principal                              Other Annual  Underlying     All Other
        Position          Year    Salary(a) Bonus  Compensation   Options    Compensation(b)
------------------------  ----    --------- ------ ------------ ------------ ---------------
Steven B. Dodge.........  1997(c) $502,338   --        --          100,000       $ 1,719
 Chairman of the Board,   1998(c) $370,349   --        --        3,300,000       $ 5,946
 President and Chief      1999    $412,363   --        --          300,000       $ 6,736
 Executive Officer
Douglas C. Wiest........  1998    $211,007   --        --          365,001       $ 4,576
 Chief Operating Officer  1999    $318,001   --        --           60,000       $ 8,400
Joseph L. Winn..........  1997(c) $352,329  40,000     --           35,000       $12,876
 Treasurer and Chief      1998(c) $298,779   --        --          610,000       $13,210
 Financial Officer        1999    $288,268   --        --           60,000       $12,996
James S. Eisenstein.....  1997    $212,367   --        --           27,310       $12,656
 Executive Vice           1998    $204,850  50,000     --          150,000       $13,295
 President --             1999    $263,263   --        --           50,000       $11,130
 Corporate Development
J. Michael Gearon, Jr...  1998    $176,135   --        --          334,451       $   346
 Executive Vice
 President                1999    $212,625   --        --          100,000       $   476

--------
(a) Includes employer's 401(k) plan contributions.
(b) Includes group term life insurance, automobile expense and parking expenses paid by employer, except for Mr. Gearon, in which case it includes group term life insurance only.
(c) Represents compensation paid by American Radio for 1997 and both American Radio and American Tower for 1998.

Director Compensation

  Our nonemployee directors received options to purchase 25,000 shares of Class A Common Stock during the fiscal year ended December 31, 1999. In March 1999, Messrs. Furst and Eisner each received an initial option to purchase 25,000 shares of Class A Common Stock. All of the options granted to the nonemployee directors are exercisable in 20% cumulative annual increments commencing one year from the date of grant and expiring at the end of ten years. The nonemployee directors also receive $2,500 for attending each board meeting, $1,000 for each committee on which he or she serves, and $3,000 for each committee on which he or she serves as chairperson.

Option Grants in 1999

  The following table sets forth certain information relating to 1999 option grants pursuant to the American Tower Systems Corporation 1997 Stock Option Plan, as amended and restated ("the Stock Option Plan") issued to the individuals named in the Summary Compensation Table above.

                                                                       Potential Realization
                                                                          Value at Annual
                                                                       Rates of Appreciation
                                                                          of Option Terms
                                                                       ----------------------
                                      Percent of
                          Number of  Total Options
                          Shares of   Granted to   Exercise
                          Underlying   Employees    Price
                           Options     in Fiscal     Per    Expiration
          Name             Granted     Year (a)     Share      Date        5%         10%
          ----            ---------- ------------- -------- ---------- ---------- -----------
Steven B. Dodge.........   300,000       5.56      $23.813   11/11/09  $4,492,666 $11,385,298
Douglas C. Wiest........    60,000       1.11      $23.813   11/11/09  $  898,533 $ 2,277,060
Joseph L. Winn..........    60,000       1.11      $23.813   11/11/09  $  898,533 $ 2,277,060
James S. Eisenstein.....    50,000        .93      $23.813   11/11/09  $  748,778 $ 1,897,550
J. Michael Gearon, Jr...   100,000       1.85      $23.813   11/11/09  $1,497,555 $ 3,795,099

--------
(a) The total number of shares covered by options granted to our employees and directors during 1999 pursuant to the Stock Option Plan was 5,391,450.
(b) A 5% and 10% per year appreciation in stock price from $23.813 per share yields appreciation of $14.97 per share and $37.95 per share, respectively. The actual value realized, if any, will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the amounts reflected in this table.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

  The following table sets forth certain information regarding the unexercised options granted pursuant to the Stock Option Plan (or outstanding with respect to options granted under the predecessors' plans) to the individuals referred to in the Summary Compensation Table above. None of the individuals shown exercised any options in 1999.

                                    Number of           Value of Unexercised
                             Unexercised Options at    In-the-Money Options at
                                December 31, 1999       December 31, 1999 (a)
                            ------------------------- -------------------------
           Name             Exercisable Unexercisable Exercisable Unexercisable
           ----             ----------- ------------- ----------- -------------
Steven B. Dodge............  1,325,066    3,176,191   $27,051,907  $46,531,319
Douglas C. Wiest...........     73,000      352,000   $ 1,013,330  $ 4,458,250
Joseph L. Winn(b)..........    255,177      641,232   $ 4,992,236  $ 9,235,925
James S. Eisenstein........    358,869      265,872   $ 8,724,499  $ 3,959,373
J. Michael Gearon, Jr......     66,891      367,560   $   959,773  $ 4,514,023

--------
(a) Based on the closing price of the Class A Common Stock on the New York Stock Exchange on December 31, 1999 of $30.5625 per share.
(b) Mr. Winn exercised options for an aggregate of 203,709 shares of Class B Common Stock in 1998, realizing a value of $5,542,160 based on the closing price of our Class A Common Stock on December 31, 1998 of $29.56 per share.

Employment Agreements

  J.Michael Gearon, Jr. and Douglas C. Wiest are the only executive officers who have employment agreements. Mr. Gearon entered into his employment agreement in connection with the Gearon merger. That employment agreement is for an initial term ending December 31, 2000 and is renewable thereafter for successive one year periods. It provides that Mr. Gearon shall receive an annual minimum base salary of $200,000 and shall be eligible to participate in the Stock Option Plan and other benefits. Mr. Wiest's employment agreement provides for a lump sum cash payment of $350,000, or 1.5 times his salary, if Mr. Wiest's employment is terminated (except for cause) within five years of the date of the agreement (April 13, 1998). It also provides that under certain circumstances, if we are sold within such five year period, Mr. Wiest would be entitled to accelerated vesting of any options he held at the time.

Compensation Committee Interlocks and Insider Participation

  The Chase Manhattan Bank ("Chase"), an entity related to CEA, CCP and Chase Manhattan Capital, L.P. ("Chase Capital"), affiliates of Mr. Chavkin, has been a lender to the Company and is a lender under the credit facilities. See the explanation below under "Certain Relationships and Transactions"(Item 13).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following sets forth certain information known to us as of March 1, 2000 with respect to the shares of common stock that are beneficially owned as of such date by (1) each director, (2) each executive officer, (3) all directors and executive officers as a group, and (4) each person known by us to own more than 5% of our outstanding common stock. The number of shares beneficially owned by each person is determined according to the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire within sixty days of March 1, 2000 through the exercise of an option, conversion feature or similar right. Except as noted below, each holder has sole voting and investment power with respect to all shares of common stock listed as owned by that holder.

                                                                      Percent of
                                                           Percent of   Total
                            Number   Percent of Percent of   Common     Voting
                          of Shares   Class A    Class B     Stock      Power
                          ---------- ---------- ---------- ---------- ----------
Directors and Executive
 Officers
-----------------------
Steven B. Dodge(1)......   7,459,710       *      71.73       4.70      28.94
Thomas H. Stoner(2).....   1,441,653       *      16.78          *       6.13
Alan L. Box(3)..........     966,396       *         --          *          *
Arnold L. Chavkin
 (CEA)(4)...............   6,298,816    2.65         --       4.01       1.69
James S. Eisenstein(5)..     394,931       *       1.17          *          *
Dean H. Eisner(6).......   1,886,055    1.29         --       1.20          *
Jack D. Furst(7)........      24,364       *         --          *          *
J. Michael Gearon,
 Jr.(8).................   4,017,868    2.75         --       2.56       1.75
Fred R. Lummis(9).......   1,356,749       *         --          *          *
Randall T. Mays (Clear
 Channel)(10)...........   9,029,717    6.18         --       5.76       3.93
Steven J.
 Moskowitz(11)..........     106,000       *         --          *          *
Douglas C. Wiest(12)....     156,557       *         --          *          *
Maggie Wilderotter(13)..      10,000       *         --          *          *
Joseph L. Winn(14)......     577,120       *       4.49          *       1.74
All executive officers
 and directors as a
 group (fourteen
 persons)(15)...........  33,725,936   15.12      88.69      21.01      44.88
Five Percent
 Stockholders
Wellington Management
 Company,
 LLP(16) ...............  16,507,240   11.30         --      10.52       7.18
FMR Corp.(17)...........   8,959,384    6.13         --       5.71       3.90
Putnam Investments,
 Inc.(18)...............  11,696,754    8.01         --       7.46       5.09

--------
* Less than 1%.

(1) Mr. Dodge's address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes 10,030 shares of Class A Common Stock and 3,561,911 shares of Class B Common Stock owned by Mr. Dodge, an aggregate of 25,050 shares of Class A Common Stock and 33,915 shares of Class B Common Stock owned by three trusts for the benefit of Mr. Dodge's children, 66,720 shares of Class A Common Stock and 2,000,000 shares of Class B Common Stock owned by a limited liability company, of which Mr. Dodge is the sole member, 5,000 shares of Class A Common Stock owned by Mr. Dodge's wife and 5,000 shares of Class B Common Stock owned by a charitable foundation of which Mr. and Mrs. Dodge are trustees. Mr. Dodge's wife and a third party serve as co-trustees for the three trusts. Mr. Dodge disclaims beneficial ownership of all shares owned by such trusts, the charitable foundation and his wife. Does not include 170 shares of Class A Common Stock held by Thomas S. Dodge, an adult child of Mr. Dodge, with respect to which Mr. Dodge disclaims beneficial ownership. Includes options to purchase an aggregate of 1,432,084 shares of Class B Common Stock and 320,000 shares of Class A Common Stock that are vested. Does not include options to purchase an aggregate of 1,169,173 shares of Class B Common Stock and 1,580,000 shares of Class A Common Stock that are unvested.

(2) Mr. Stoner's address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes 31,311 shares of Class B Common Stock owned by his wife, an aggregate of 1,316,285 shares of Class B Common Stock and 2,500 shares of Class A Common Stock owned by trusts of which he and/or certain other persons are trustees, and 56,988 shares of Class B Common Stock and 10,245 shares of Class A Common Stock to be issued upon conversion of convertible notes owned by a charitable foundation of which Mr. Stoner serves as an officer. Mr. Stoner disclaims beneficial ownership of 278,853 shares of Class B Common Stock and 2,500 shares of Class A Common Stock owned by the charitable foundation and such trusts. Does not include 93,852 shares of Class A Common Stock and 28,727 shares of Class B Common Stock owned by Mr. Stoner's adult children with respect to which Mr. Stoner disclaims beneficial ownership. Includes options to purchase an aggregate of 24,324 shares of Class A Common Stock that are vested. Does not include options to purchase an aggregate of 66,215 shares of Class A Common Stock that are unvested.
(3) Mr. Box's address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes 698,858 shares of Class A Common Stock owned by Mr. Box, 2,070 shares of Class A Common Stock owned by two trusts for the benefit of Mr. Box's children and options to purchase an aggregate of 265,468 shares of Class A Common Stock that are vested. Does not include options to purchase an aggregate of 370,310 shares of Class A Common Stock that are unvested.
(4) Mr. Chavkin's address is 116 Huntington Avenue, Boston, Massachusetts 02116. Mr. Chavkin, as a general partner of CCP, which indirectly controls CEA, may be deemed to own beneficially shares held by CEA and Chase Capital, an affiliate of Mr. Chavkin. Includes 21,719 shares of Class A Common Stock and 2,422,804 shares of Class C Common Stock owned by CEA and 3,829,969 shares of Class A Common Stock owned by Chase Capital. Mr. Chavkin disclaims beneficial ownership of such shares. The address of CCP and CEA is 380 Madison Avenue, 12th Floor, New York, New York 10017. Includes options to purchase an aggregate of 24,324 shares of Class A Common Stock that are vested. Does not include options to purchase an aggregate of 66,215 shares of Class A Common Stock that are unvested.
(5) Mr. Eisenstein's address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes 25,000 shares of Class A Common Stock owned by Mr. Eisenstein. Includes options to purchase an aggregate of 99,450 shares of Class B Common Stock and 270,481 shares of Class A Common Stock that are vested. Does not include options to purchase an aggregate of 24,861 shares of Class B Common Stock and 229,949 shares of Class A Common Stock that are unvested.
(6) Mr. Eisner's address is 1400 Lake Hearn Drive, N.E., Atlanta, GA 30319. Includes 1,881,055 shares of Class A Common Stock owned by Cox Telecom Towers, Inc., an affiliate of Cox Enterprises, Inc., which may be deemed to be beneficially owned by Mr. Eisner. Includes options to purchase an aggregate of 5,000 shares of Class A Common Stock that are vested. Does not include options to purchase an aggregate of 45,000 shares of Class A Common Stock that are unvested.
(7) Mr. Furst's address is 200 Crescent Court, Suite 1600, Dallas, Texas 75201-6950. Includes 19,364 shares of Class A Common Stock owned by Mr. Furst. Mr. Furst, as a shareholder of the general partner and as a limited partner of Hicks Muse & Co. Partners L.P., ("Hicks Muse"), may be deemed to own beneficially shares held by Hicks Muse. Includes options held by Hicks Muse to purchase an aggregate of 5,000 shares of Class A Common Stock that are vested. Does not include options held by Hicks Muse to purchase an aggregate of 45,000 shares of Class A Common Stock that are unvested. Mr. Furst disclaims beneficial ownership of the shares held by Hicks Muse except to the extent of his pecuniary interest therein.
(8) Mr. Gearon's address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes 738,833 shares of Class A Common Stock owned directly by Mr. Gearon and an aggregate of 3,165,254 shares of Class A Common Stock owned by limited partnerships that Mr. Gearon controls. Does not include 300,000 shares of Class A Common Stock held by a trust for the benefit of Mr. Gearon's children, of which J. Michael Gearon, Sr. is the trustee. Mr. Gearon disclaims beneficial ownership in all shares owned by such trust. Includes options to purchase an aggregate of 113,781 shares of Class A Common Stock that are vested. Does not include options to purchase an aggregate of 320,670 shares of Class A Common Stock that are unvested.

(9) Mr. Lummis' address is 3411 Richmond Avenue, Suite 400, Houston, Texas 77046. Includes 69,105 shares of Class A Common Stock owned by Mr. Lummis, an aggregate of 256,252 shares of Class A Common Stock owned by trusts of which he is trustee, 524,349 shares of Class A Common Stock owned by Summit Capital, an affiliate of Mr. Lummis by reason of Mr. Lummis's 50% ownership of its common stock. Mr. Lummis disclaims beneficial ownership of all shares owned by the trusts and Summit Capital, except to the extent of his pecuniary interest therein. Includes options to purchase an aggregate of 507,043 shares of Class A Common Stock that are vested. Does not include options to purchase an aggregate of 64,999 shares of Class A Common Stock that are unvested.
(10) Mr. Mays' address is P.O. Box 659512, San Antonio, Texas 78265-9512. Clear Channel owns all of the shares of Class A Common Stock shown in the table. Mr. Mays disclaims beneficial ownership of Clear Channel's ownership of such shares. Includes options to purchase an aggregate of 10,000 shares of Class A Common Stock that are vested. Does not include options to purchase an aggregate of 65,000 shares of Class A Common Stock that are unvested.
(11) Mr. Moskowitz's address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes 28,000 shares of Class A Common Stock owned by Mr. Moskowitz. Includes options to purchase an aggregate of 78,000 shares of Class A Common Stock that are vested. Does not include options to purchase an aggregate of 232,000 shares of Class A Common Stock that are unvested.
(12) Mr. Wiest's address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes 35,556 shares of Class A Common Stock owned by Mr. Wiest. Includes options to purchase an aggregate of 121,000 shares of Class A Common Stock that are vested. Does not include options to purchase an aggregate of 304,000 shares of Class A Common Stock that are unvested.
(13) Ms. Wilderotter's address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes options to purchase an aggregate of 10,000 shares of Class A Common Stock that are vested. Does not include options to purchase an aggregate of 65,000 shares of Class A Common Stock that are unvested.
(14) Mr. Winn's address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes 2,000 shares of Class A Common Stock and 230,657 shares of Class B Common Stock owned individually by Mr. Winn and 100 shares of Class A Common Stock held for the benefit of his children. Includes options to purchase an aggregate of 152,315 shares of Class B Common Stock and 192,048 shares of Class A Common Stock that are vested. Does not include options to purchase an aggregate of 49,014 shares of Class B Common Stock and 503,032 shares of Class A Common Stock that are unvested.
(15)  Includes all shares stated to be owned in the preceding notes.
(16) The address of Wellington Management Company, LLP ("Wellington") is 75 State Street, Boston, Massachusetts 02109. Based on Wellington's
      Schedule 13G dated February 1, 2000, Wellington has sole voting power over 0 shares of Class A Common Stock, shared voting power over 11,330,780 shares of Class A Common Stock, sole dispositive power over 0 shares of Class A Common Stock and shared dispositive power over 16,316,540 shares of Class A Common Stock.
(17) The address of FMR Corp. ("FMR") is 82 Devonshire Street, Boston, Massachusetts 02109. Based on FMR's Schedule 13G dated February 11, 2000, FMR has sole voting power over 20,000 shares of Class A Common Stock, shared voting power over 0 shares of Class A Common Stock, sole dispositive power over 8,959,384 shares of Class A Common Stock and shared dispositive power over 0 shares of Class A Common Stock.
(18) The address of Putnam Investments, Inc. ("PI") is One Post Office Square, Boston, Massachusetts 02109. PI, which is a wholly owned subsidiary of Marsh & McLennan Companies, Inc. ("MMC"), wholly owns two registered investment advisers: Putnam Investment Management, Inc. ("PIM"), which is the investment adviser to the Putnam family of mutual funds, and The Putnam Advisory Company, Inc. ("PAC"), which is the investment advisor to Putnam's institutional clients. Both subsidiaries have dispositive power over the shares as investment managers, but each of the mutual fund's trustees have voting power over the shares held by each fund, and PAC has shared voting power over the shares held by Putnam's institutional clients. MMC has sole voting power over 0 shares of Class A Common Stock, shared voting power over 0 shares of Class A Common Stock, sole dispositive power over 0 shares of Class A Common Stock and shared dispositive power over 0 shares of Class A Common Stock. PIM has sole voting power over 0 shares of Class A Common Stock, shared voting power over 0 shares of Class A Common Stock, sole dispositive power over 0 shares of Class A Common Stock and shared dispositive power over 11,315,774 shares of Class A Common Stock. PAC has sole voting power over 0 shares of Class A Common Stock, shared voting power over 89,600 shares of Class A Common Stock, sole dispositive power over 0 shares of Class A Common Stock and shared dispositive power over 380,980 shares of Class A Common Stock. PI has sole voting power over 0 shares of Class A Common Stock, shared voting power over 89,600 shares of Class A Common Stock, sole dispositive power over 0 shares of Class A Common Stock and shared dispositive power over 11,696,754 shares of Class A Common Stock. All of the above information is based on PI's Schedule 13G, dated February 7, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Chase was a lender in our credit facilities with participation ranging from 5.2% to 6.67% under the old credit facilities and a 6.6% participation in certain of our new credit facilities. Chase is an affiliate of CCP, CEA and Chase Capital. CEA and Chase Capital are stockholders of the Company. Mr. Chavkin, a director of American Tower, is a general partner of CCP. The aggregate principal amount outstanding under the credit facilities was $730.0 million as of March 1, 2000. Chase's share of interest and fees paid by American Tower pursuant to its various credit arrangements from January 1, 1999 until March 1, 2000 was $1.4 million.

  Mr. Eisenstein received a $1,022,366 demand loan in August 1998. As of March 1, 2000 the outstanding principal amount of the loan was $322,365, which was the largest amount outstanding at any time since January 1, 1999.

  Mr. Wiest received a $700,000 demand loan in March 1999 and an additional advance in December 1999 of $100,000. As of March 1, 2000 the outstanding principal amount of the loan was $800,000, which was the largest amount outstanding at any time since January 1, 1999.

  Management believes that the above transactions, to the extent they were with affiliated parties, were on terms, and American Tower intends to continue its policy that all future transactions between it and its officers, directors, principal stockholders and affiliates will be on terms, not less favorable to the Company than those which could be obtained from unaffiliated parties.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)Documents filed as part of this report.

(1)Financial Statements

                                                                           Page
                                                                           ----
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
  Independent Auditors' Report............................................ F-1
  Consolidated Balance Sheets as of December 31, 1999 and 1998............ F-2
  Consolidated Statements of Operations for the years ended December 31,
   1999, 1998 and 1997.................................................... F-3
  Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1999, 1998 and 1997....................................... F-4
  Consolidated Statements of Cash Flows for the years ended December 31,
   1999, 1998 and 1997.................................................... F-5
  Notes to Consolidated Financial Statements.............................. F-6

(b)Reports on Form 8-K.
   Form 8-K (Item 7) filed on November 15, 1999.

(c)Exhibits.--See Exhibit Index.

(d)Index to Financial Statement Schedules.

  All schedules have been omitted because the required information either is not applicable or is shown in or determinable from the consolidated financial statements or notes thereto.

                                  SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 2000.

                                          American Tower Corporation

                                                    /s/ Steven B. Dodge
                                          By: _________________________________
                                                      Steven B. Dodge
                                                  Chief Executive Officer,
                                                         Director,
                                               President and Chairman of the
                                                           Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Steven B. Dodge             Chairman of the Board and    March 27, 2000
______________________________________  Chief Executive Officer
           Steven B. Dodge

        /s/ Joseph L. Winn             Chief Financial Officer      March 27, 2000
______________________________________
            Joseph L. Winn

         /s/ Alan L. Box               Director                     March 27, 2000
______________________________________
             Alan L. Box

     /s/ Justin D. Benincasa           Corporate Controller         March 27, 2000
______________________________________
         Justin D. Benincasa
       /s/ Thomas H. Stoner            Director                     March 27, 2000
______________________________________
           Thomas H. Stoner

        /s/ Dean H. Eisner             Director                     March 27, 2000
______________________________________
            Dean H. Eisner

        /s/ Jack D. Furst              Director                     March 27, 2000
______________________________________
            Jack D. Furst

      /s/ Arnold L. Chavkin            Director                     March 27, 2000
______________________________________
          Arnold L. Chavkin

       /s/ Randall T. Mays             Director                     March 27, 2000
______________________________________
           Randall T. Mays

              Signature                          Title                   Date
              ---------                          -----                   ----


      /s/ Maggie Wilderotter           Director                     March 27, 2000
______________________________________
          Maggie Wilderotter

     / J. Michael Gearon, Jr.          Director                     March 27, 2000
______________________________________
        J. Michael Gearon, Jr.

        /s/ Fred R. Lummis             Director                     March 27, 2000
______________________________________
            Fred R. Lummis

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
American Tower Corporation:

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Boston, Massachusetts
March 1, 2000

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998
                       (In thousands, except share data)

                                                           1999        1998
                                                        ----------  ----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................. $   25,212  $  186,175
 Accounts receivable, net..............................     58,482      15,506
 Prepaid and other current assets......................     13,835       4,065
 Inventories...........................................     11,262
 Costs in excess of billings on uncompleted contracts
  and unbilled receivables.............................     13,363       1,344
 Deferred income taxes.................................      1,718         495
 Due from CBS Corporation..............................     15,535
                                                        ----------  ----------
   Total current assets................................    139,407     207,585
                                                        ----------  ----------
PROPERTY AND EQUIPMENT, net............................  1,092,346     449,476
GOODWILL AND OTHER INTANGIBLE ASSETS, net..............  1,403,897     718,575
NOTES RECEIVABLE (including $60,000 due from related
 party)................................................    118,802       7,585
DEPOSITS AND OTHER LONG-TERM ASSETS....................    134,568       9,704
INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES.............     15,594
DEFERRED INCOME TAXES..................................    114,252     109,418
                                                        ----------  ----------
TOTAL.................................................. $3,018,866  $1,502,343
                                                        ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt..................... $    4,736  $    1,652
 Accounts payable......................................     25,564       6,696
 Accrued expenses......................................     32,732      11,347
 Accrued tower construction costs......................     37,671      16,099
 Accrued interest......................................      6,769       1,132
 Billings in excess of costs on uncompleted contracts
  and unearned revenue.................................     17,515       6,610
 Accrued separation costs..............................                  5,058
 Due to CBS Corporation................................                 45,127
 Accrued acquisition purchase price....................                 21,914
                                                        ----------  ----------
   Total current liabilities...........................    124,987     115,635
                                                        ----------  ----------
LONG-TERM DEBT.........................................    736,086     279,477
OTHER LONG-TERM LIABILITIES............................      4,057       1,429
                                                        ----------  ----------
   Total liabilities...................................    865,130     396,541
                                                        ----------  ----------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 14)

MINORITY INTEREST IN SUBSIDIARIES......................      8,653       4,116
                                                        ----------  ----------
REDEEMABLE CLASS A COMMON STOCK- $.01 par value,
 336,250 shares issued and outstanding at estimated
 redemption value of $29.56 per share..................                  9,940
                                                        ----------  ----------
STOCKHOLDERS' EQUITY:
 Preferred Stock; $0.01 par value; 20,000,000 shares
  authorized; no shares issued or outstanding..........
 Class A Common Stock; $.01 par value; 500,000,000
  shares authorized; 144,965,623 shares and 96,291,111
  shares issued and outstanding, respectively..........      1,450         963
 Class B Common Stock; $.01 par value; 50,000,000
  shares authorized; 8,387,910 shares and 9,001,060
  shares issued and outstanding, respectively..........         84          90
 Class C Common Stock; $.01 par value; 10,000,000
  shares authorized; 2,422,804 shares and 3,002,008
  shares issued and outstanding, respectively..........         24          30
 Additional paid-in capital............................  2,245,482   1,140,365
 Accumulated deficit...................................   (100,429)    (49,702)
   Less: treasury stock (76,403 shares issued at
    cost)..............................................     (1,528)
                                                        ----------  ----------
   Total stockholders' equity..........................  2,145,083   1,091,746
                                                        ----------  ----------
TOTAL.................................................. $3,018,866  $1,502,343
                                                        ==========  ==========

                See notes to consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years Ended December 31, 1999, 1998, and 1997
                     (In thousands, except per share data)

                                                   Years Ended December 31,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  --------  -------
REVENUES:
  Rental and management........................... $135,303  $ 60,505  $13,302
  Services........................................   90,416    23,315    2,122
  Internet, voice, data and video transmission....   32,362    19,724    2,084
                                                   --------  --------  -------
    Total operating revenues......................  258,081   103,544   17,508
                                                   --------  --------  -------
OPERATING EXPENSES:
  Operating expenses excluding depreciation and
   amortization, tower separation, development and
   corporate general and administrative expense:
   Rental and management..........................   62,441    29,455    6,080
   Services.......................................   69,318    19,479    1,360
   Internet, voice, data and video transmission...   24,098    12,817    1,273
  Depreciation and amortization...................  132,539    52,064    6,326
  Tower separation expense........................             12,772
  Development expense.............................    1,607
  Corporate general and administrative expense....    9,136     5,099    1,536
                                                   --------  --------  -------
    Total operating expenses......................  299,139   131,686   16,575
                                                   --------  --------  -------
(LOSS) INCOME FROM OPERATIONS.....................  (41,058)  (28,142)     933
                                                   --------  --------  -------
OTHER INCOME (EXPENSE):
  Interest expense................................  (27,492)  (23,229)  (3,040)
  Interest income and other, net (See Note 5).....   19,551     9,217      251
  Minority interest in net earnings of
   subsidiaries...................................     (142)     (287)    (193)
                                                   --------  --------  -------
TOTAL OTHER EXPENSE...............................   (8,083)  (14,299)  (2,982)
                                                   --------  --------  -------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY
 LOSSES...........................................  (49,141)  (42,441)  (2,049)
(PROVISION) BENEFIT FOR INCOME TAXES..............     (214)    4,491      473
                                                   --------  --------  -------
LOSS BEFORE EXTRAORDINARY LOSSES..................  (49,355)  (37,950)  (1,576)
EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT, NET
 OF INCOME TAX BENEFIT OF $914 IN 1999, $921 IN
 1998 AND $463 IN 1997, RESPECTIVELY..............   (1,372)   (1,382)    (694)
EXTRAORDINARY LOSS ON REDEMPTION OF INTERIM
 PREFERRED STOCK, NET OF INCOME TAX BENEFIT OF
 $5,000...........................................             (7,510)
                                                   --------  --------  -------
NET LOSS.......................................... $(50,727) $(46,842) $(2,270)
                                                   ========  ========  =======
BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
  Loss before extraordinary losses................ $  (0.33) $  (0.48) $ (0.03)
  Extraordinary losses............................    (0.01)    (0.11)   (0.01)
                                                   --------  --------  -------
  Net loss........................................ $  (0.34) $  (0.59) $ (0.05)
                                                   ========  ========  =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING......................................  149,749    79,786   48,732
                                                   ========  ========  =======

                See notes to consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended December 31, 1999, 1998 and 1997
                       (In thousands, except share data)

                        Common Stock      Common Stock        Common Stock       Common Stock      Treasury Stock
                     ------------------ ------------------ ------------------ ------------------ -------------------
                                             Class A            Class B            Class C
                                        ------------------ ------------------ ------------------
                     Outstanding        Outstanding        Outstanding        Outstanding        Outstanding            Notes
                       Shares    Amount   Shares    Amount   Shares    Amount   Shares    Amount   Shares    Amount   Receivable
                     ----------- ------ ----------- ------ ----------- ------ ----------- ------ ----------- -------  ----------
 BALANCE, JANUARY
 1, 1997.........       3,000
 Contributions
 from ARS:
 Cash............
 Non-cash........
 Transfers to
 ARS:
 Cash............
 Non-cash........
 Recapitalization
 (Note 10).......      (3,000)           29,667,883 $  297  4,670,626   $47    1,295,518   $13
 Net loss........
                       ------     ---   ----------- ------  ---------   ---    ---------   ---
 BALANCE,
 DECEMBER 31,
 1997............                        29,667,883    297  4,670,626    47    1,295,518    13
                       ======     ===
 Contributions
 from ARS:
 Cash............
 Non-cash........
 Transfers to
 ARS:
 Cash............
 Issuance of
 common stock
 under stock
 purchase
 agreement, net
 of issuance
 costs of $630...                         1,350,050     14  4,649,950    46    2,000,000    20                         $(49,375)
 Issuance of
 common stock-
 Gearon merger...                         5,333,333     53
 Reduction of
 common stock
 redemption
 obligation......                           383,750      4
 Issuance of
 common stock-ATC
 merger..........                        28,782,386    287
 Issuance of
 common stock-
 Wauka merger....                         1,430,881     14
 Exercise of
 options.........                           899,504      9    203,709     2
 Repayment stock
 purchase
 agreement
 notes...........                                                                                                        49,375
 ATC Separation
 tax liability...
 ATC Separation
 working capital
 adjustment......
 ATC Separation
 share
 conversion......                           111,761      1   (347,159)   (3)
 Issuance of
 common stock--
 July offering,
 net of issuance
 costs of
 $29,806.........                        27,861,987    279
 Share class
 exchanges.......                           469,576      5   (176,066)   (2)    (293,510)   (3)
 Accretion of
 redeemable
 stock...........
 Tax liability
 from conversion
 of CBS
 securities......
 Tax benefit of
 stock options...
 Net loss........
                                        ----------- ------  ---------   ---    ---------   ---    --------   -------   --------
 BALANCE,
 DECEMBER 31,
 1998............                        96,291,111    963  9,001,060    90    3,002,008    30
                                                                                                                       ========
 Cash
 contributions
 from ARS........
 Adjustment to
 ATC separation
 tax liability...
 Transfers/payments
 to ARS/CBS......
 Issuance of
 common stock--
 Omni merger.....                        16,750,554    168
 Issuance of
 common stock--
 TeleCom merger..                         3,940,874     39
 Wauka escrow
 release--
 treasury stock..                                                                                  (76,403)  $(1,528)
 Issuance of
 common stock--
 February
 offerings.......                        26,200,000    262
 Expiration of
 redeemable
 common stock....                           336,250      3
 Issuance of
 options--
 acquisition.....
 Exercise of
 options.........                           254,480      3
 Share class
 exchanges.......                         1,192,354     12   (613,150)   (6)    (579,204)   (6)
 Tax benefit of
 stock options...
 Net loss........
                                        ----------- ------  ---------   ---    ---------   ---    --------   -------
 BALANCE,
 DECEMBER 31,
 1999............                       144,965,623 $1,450  8,387,910   $84    2,422,804   $24     (76,403)  $(1,528)
                                        =========== ======  =========   ===    =========   ===    ========   =======
                     Additional
                      Paid-in    Accumulated
                      Capital      Deficit     Total
                     ----------- ----------- -----------
 BALANCE, JANUARY
 1, 1997.........    $   30,318   $    (590) $   29,728
 Contributions
 from ARS:
 Cash............       143,073                 143,073
 Non-cash........            51                      51
 Transfers to
 ARS:
 Cash............       (16,650)                (16,650)
 Non-cash........          (724)                   (724)
 Recapitalization
 (Note 10).......          (357)
 Net loss........                    (2,270)     (2,270)
                     ----------- ----------- -----------
 BALANCE,
 DECEMBER 31,
 1997............       155,711      (2,860)    153,208
 Contributions
 from ARS:
 Cash............        56,918                  56,918
 Non-cash........         6,489                   6,489
 Transfers to
 ARS:
 Cash............       (51,858)                (51,858)
 Issuance of
 common stock
 under stock
 purchase
 agreement, net
 of issuance
 costs of $630...        79,290                  29,995
 Issuance of
 common stock-
 Gearon merger...        47,947                  48,000
 Reduction of
 common stock
 redemption
 obligation......         9,740                   9,744
 Issuance of
 common stock-ATC
 merger..........       297,192                 297,479
 Issuance of
 common stock-
 Wauka merger....        28,603                  28,617
 Exercise of
 options.........         2,727                   2,738
 Repayment stock
 purchase
 agreement
 notes...........                                49,375
 ATC Separation
 tax liability...       (61,715)                (61,715)
 ATC Separation
 working capital
 adjustment......       (50,000)                (50,000)
 ATC Separation
 share
 conversion......             2
 Issuance of
 common stock--
 July offering,
 net of issuance
 costs of
 $29,806.........       624,672                 624,951
 Share class
 exchanges.......
 Accretion of
 redeemable
 stock...........        (1,555)                 (1,555)
 Tax liability
 from conversion
 of CBS
 securities......        (5,021)                 (5,021)
 Tax benefit of
 stock options...         1,223                   1,223
 Net loss........                   (46,842)    (46,842)
                     ----------- ----------- -----------
 BALANCE,
 DECEMBER 31,
 1998............     1,140,365     (49,702)  1,091,746
 Cash
 contributions
 from ARS........           507                     507
 Adjustment to
 ATC separation
 tax liability...        12,003                  12,003
 Transfers/payments
 to ARS/CBS......        (1,070)                 (1,070)
 Issuance of
 common stock--
 Omni merger.....       364,020                 364,188
 Issuance of
 common stock--
 TeleCom merger..        82,015                  82,054
 Wauka escrow
 release--
 treasury stock..                                (1,528)
 Issuance of
 common stock--
 February
 offerings.......       630,889                 631,151
 Expiration of
 redeemable
 common stock....         9,937                   9,940
 Issuance of
 options--
 acquisition.....         1,794                   1,794
 Exercise of
 options.........         3,573                   3,576
 Share class
 exchanges.......
 Tax benefit of
 stock options...         1,449                   1,449
 Net loss........                   (50,727)    (50,727)
                     ----------- ----------- -----------
 BALANCE,
 DECEMBER 31,
 1999............    $2,245,482   $(100,429) $2,145,083
                     =========== =========== ===========

                See notes to consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                                                 Years Ended December 31,
                                              --------------------------------
                                                 1999        1998       1997
                                              -----------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...................................  $   (50,727) $ (46,842) $ (2,270)
 Adjustments to reconcile net loss to cash
  provided by operating activities:
 Depreciation and amortization..............      132,539     52,064     6,326
 Minority interest in net earnings of
  subsidiaries..............................          142        287       193
 Amortization of deferred financing costs...        1,466      1,629       188
 Provision for losses on accounts
  receivable................................        2,639      1,136       124
 Extraordinary losses.......................        2,286     14,813     1,157
 Amortization of debt discount..............        2,642        261
 Dividends on preferred stock...............                   3,117
 Deferred income taxes......................       (2,054)   (10,412)     (316)
 Changes in assets and liabilities, net of
  acquisitions:
  Accounts receivable.......................      (17,368)   (11,042)   (3,156)
  Costs in excess of billings on uncompleted
   contracts and unbilled receivables.......       (5,919)    (1,185)
  Prepaid and other current assets..........       (5,503)    (1,553)      159
  Inventories...............................       (6,210)
  Accounts payable and accrued expenses.....       31,516     13,577     5,080
  Accrued interest..........................        5,436        (47)      914
  Billings in excess of costs on uncompleted
   contacts and unearned revenue............        3,981      1,311     1,500
  Other long-term liabilities...............        2,145      1,315        14
                                              -----------  ---------  --------
Cash provided by operating activities.......       97,011     18,429     9,913
                                              -----------  ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for purchase of property and
  equipment and construction activities.....     (294,242)  (126,455)  (20,614)
 Payments for acquisitions, (net of cash
  acquired).................................     (588,384)  (208,717) (184,076)
 Advances of notes receivable...............     (119,282)   (12,140)  (10,962)
 Proceeds from notes receivable.............        1,587      2,001
 Deposits, investments and other long-term
  assets....................................     (137,379)    (5,066)   (1,131)
                                              -----------  ---------  --------
Cash used for investing activities..........   (1,137,700)  (350,377) (216,783)
                                              -----------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under notes payable and credit
  facilities................................      224,779    205,500   151,000
 Repayments of notes payable and credit
  facilities................................     (512,856)  (156,667)  (65,359)
 Proceeds from issuance of debt securities..      600,063
 Net proceeds from equity offerings and
  stock options.............................      634,727    707,059
 Cash transfers to CBS......................      (50,000)  (221,665)
 Cash transfers from CBS....................        1,248
 Net proceeds from preferred stock..........                 300,000
 Redemption of preferred stock..............                (303,117)
 Contributions from ARS.....................          507     56,918   143,073
 Cash transfers to ARS......................                 (51,858)  (16,650)
 Distributions to minority interest.........         (396)      (393)     (419)
 Deferred financing costs...................      (18,346)   (22,250)   (2,553)
                                              -----------  ---------  --------
Cash provided by financing activities.......      879,726    513,527   209,092
                                              -----------  ---------  --------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS................................     (160,963)   181,579     2,222
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR.......................................      186,175      4,596     2,374
                                              -----------  ---------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR......  $    25,212  $ 186,175  $  4,596
                                              ===========  =========  ========

                See notes to consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Corporate Structure--American Tower Corporation and subsidiaries (collectively, ATC or the Company) was a wholly-owned subsidiary of American Radio Systems Corporation (ARS, American Radio or the Former Parent) until consummation of the spin-off of the Company from American Radio on June 4, 1998 (the ATC Separation). American Tower, Inc. (ATI), which is a direct wholly-owned subsidiary of the Company, and American Tower, L.P. (ATLP), an indirect wholly-owned subsidiary of the Company, held substantially all of the operating assets and liabilities of the business. ATI and ATLP are collectively referred to as the Borrower Subsidiaries. The Company was incorporated on July 17, 1995 (Incorporation) for the purpose of acquiring, developing, marketing, managing and operating wireless communications sites throughout the United States for use by wireless communications providers and television and radio broadcasters.

The Company is a leading independent owner, operator and developer of broadcast and wireless communications sites in North America. As of December 31, 1999, the Company owned and operated approximately 5,100 multi-user tower sites. Assuming consummation of all pending transactions, the Company operates more than 10,400 multi-user sites across the United States, Mexico and Canada. Of the 10,400 multi-user sites, 9,000 are owned or leased towers and 1,400 are managed or lease sub-lease sites. The Company's network spans 48 states and the District of Columbia, with tower clusters in 43 of the 50 largest U.S. metropolitan statistical areas. The Company's sites also include approximately 300 broadcast tower sites in the United States and Mexico. Based in Boston, the Company has regional hub offices in Boston, Atlanta, Chicago, Houston, San Francisco and Mexico City. The Company's primary business is the leasing of antenna space to a diverse range of wireless communications industries, including PCS cellular, ESMR, SMR, paging, fixed microwave and fixed wireless. The Company is also a leading provider of network development services and components for both wireless service providers and broadcasters. The Company offers full turnkey network development solutions to its customers, consisting of radio frequency engineering, network design, site acquisition and construction, zoning and other regulatory approvals, tower construction, component part sales and antenna installation. The Company is also a leading Internet, voice, data and video (IVDV) transmission company, providing services to both land and sea worldwide. As of December 31, 1999, the Company owned and operated approximately 160 satellite antennas in various locations across the United States, with major facilities in New York, Washington, D.C., Dallas and San Francisco.

ATC Separation: On June 4, 1998, the merger of American Radio and a subsidiary of CBS Corporation (CBS) was consummated. As a result of the merger, all of the outstanding shares of the Company's common stock owned by American Radio were distributed to American Radio common stockholders, and the Company ceased to be a subsidiary of, or to be otherwise affiliated with American Radio. Furthermore, from that day forward the Company began operating as an independent publicly traded company.

As part of the ATC Separation, the Company was required to reimburse CBS for certain tax liabilities incurred by American Radio as a result of the transaction. As of December 31, 1999 the Company had made estimated tax payments to CBS of approximately $212.0 million. Upon completion of the final American Radio tax filings, a calculation of the total tax payments due to CBS was performed and approved by both the Company and CBS. Such calculation reflected a refund to the Company of amounts previously paid of approximately $7.0 million. Such amount (net of $1.3 million of payments already received) along with the Company's previously provided security deposit of $9.8 million are recorded as Due from CBS in the accompanying December 31, 1999 consolidated balance sheet. The Company continues to be obligated to indemnify CBS and American Radio for certain tax matters affecting American Radio prior to the ATC Separation. As of December 31, 1999, no matters covered under this indemnification have been brought to the Company's attention.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Principles of Consolidation and Basis of Presentation--The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in those entities where the Company owns less than twenty percent of the voting stock of the individual entity are accounted for using the cost method. Investments in those entities where the Company owns more than twenty percent of the voting stock of the individual entity, but not in excess of fifty percent, are accounted for using the equity method. The Company consolidates those entities in which it owns greater than fifty percent of the entity's voting stock.

Through June 4, 1998, the Company effectively operated as a stand-alone entity, with its own corporate staff and headquarters, and received minimal assistance from personnel of American Radio. Accordingly, the accompanying consolidated financial statements do not include any corporate general and administrative cost allocations from American Radio. The consolidated financial statements may not reflect the results of operations or financial position of the Company had it been an independent public company during the periods presented prior to June 4, 1998.

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

Service revenues from site selection, construction and construction management activities are derived under service contracts with customers that provide for billings on a time and materials or fixed price basis. Revenues are recognized as services are performed with respect to the time and materials contracts. Revenues are recognized using the percentage-of-completion method for fixed price contracts and are measured by the percentage of contract costs incurred to date compared to estimated total contract costs. Costs in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed. Billings in excess of costs on uncompleted contracts represent billings in excess of revenues recognized. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Internet, voice, data and video transmission revenues are recognized as such services are provided. Amounts billed or received prior to services being performed are deferred until such time as the revenue is earned.

Development Expense--Development expense consists primarily of costs incurred in connection with the integration of acquisitions and the development of new business initiatives. Such costs are expensed as incurred.

Tower Separation Expense--Tower separation expense consists of one-time costs incurred in connection with the separation of the Company from its former parent. Specifically, it includes legal, accounting, financial advisory and consent solicitation fees. Such costs were expensed as incurred.

Corporate General and Administrative Expense--Corporate general and administrative expense consists of corporate overhead costs not specifically allocable to any of the Company's individual business segments.

Concentrations of Credit Risk--Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, notes receivable and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high quality credit financial institutions and monitoring the credit ratings of those institutions.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables by actively monitoring the creditworthiness of its borrowers and customers. Historically, the Company has not incurred any significant credit related losses. The Company derives the largest portion of its revenues from customers in the wireless telecommunications industry. In addition, the Company has concentrations of operations in certain geographic areas (primarily California, Florida and Texas). One customer accounted for approximately 17% of the Company's 1999 consolidated revenues. No single customer accounted for more than 10% of consolidated revenues during 1998 and 1997.

Accounts receivable are reported net of allowances for doubtful accounts of $3,386,000 and $1,230,000 as of December 31, 1999 and 1998, respectively.
Amounts charged against the allowance for doubtful accounts for the years ended December 31, 1999, 1998 and 1997 approximated $721,000, $206,000, and
$46,000, respectively.

Discount on Convertible Notes--The Company amortizes the discount on its convertible notes using the effective interest method over the term of the obligation. Such amortization is recorded as interest expense in the accompanying consolidated financial statements.

Derivative Financial Instruments--The Company uses derivative financial instruments as a means of managing interest-rate risk associated with its current debt or anticipated debt transactions that have a high probability of execution. The Company's interest rate protection agreements generally consist of interest rate swap and interest rate cap agreements. These instruments are matched with either fixed or variable rate debt, and payments thereon are recorded on a settlement basis as an adjustment to interest expense. Premiums paid to purchase interest rate cap agreements are amortized as an adjustment of interest expense over the life of the contract. Derivative financial instruments are not held for trading purposes.

Cash and Cash Equivalents--Cash and cash equivalents include cash on hand, demand deposits and short-term investments with remaining maturities (when purchased) of three months or less.

Inventories--Inventories, which consist primarily of finished goods and raw material component parts, are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) basis. The components of inventories as of December 31, 1999 are as follows (in thousands):

            Raw materials........................ $   859
            Work in process......................     303
            Finished goods.......................  10,100
                                                  -------
            Total                                 $11,262
                                                  =======

Property and Equipment--Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties). Cost for self-constructed towers includes direct materials and labor, indirect costs directly associated with construction and capitalized interest. Approximately $3,379,000, $1,403,000 and $458,000 of interest was capitalized for the years ended December 31, 1999, 1998 and 1997, respectively. Depreciation is provided using the straight-line method over the assets' estimated useful lives ranging from three to thirty-two years. Property and equipment acquired through capitalized leases are amortized utilizing the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

Goodwill and Other Intangible Assets--Goodwill and other intangible assets represent principally the excess of purchase price over the estimated fair value of net assets acquired, as well as the value of existing site rental customer contracts, deferred financing costs, deferred acquisition costs and non-competition agreements. Goodwill and site rental customer contracts are amortized over an estimated aggregate useful life of fifteen years using the straight-line method. The consolidated financial statements reflect the preliminary allocation of certain

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES purchase prices, as the appraisals for some acquisitions have not yet been finalized. The portion of intangible assets relating to deferred financing costs and non-competition agreements is being amortized on a straight-line basis over the related estimated useful lives, ranging from five to ten years. (See note 4).

Income Taxes--The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes on current income. However, the tax costs of repatriating foreign subsidiary business earnings to the Company's domestic subsidiaries has not been reflected in the tax provision since the Company intends to permanently reinvest the profits of its foreign subsidiaries within those entities.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Through January 1998, the Company participated in a tax sharing agreement with ARS. The Company and its subsidiaries now prepare and file income tax returns on a consolidated basis, separate from ARS. (See note 9).

Loss Per Common Share--Basic and diluted income or loss per common share have been determined in accordance with Statement of Financial Accounting Standards
(FAS) No. 128, "Earnings Per Share" whereby basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by adjusting the weighted average number of common shares for dilutive potential common shares during the period, if any. In computing diluted per share amounts, the Company uses the treasury stock method, whereby unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Shares outstanding upon the consummation of the ATC Separation are assumed to be outstanding for all of 1997 and prior to June 4, 1998. Shares issuable upon exercise of options and other dilutive securities have been excluded from the computation of diluted loss per common share as the effect is anti-dilutive. Had these options and other dilutive securities been included in the computation, shares for the diluted computation would have increased by approximately 11.5 and 3.9 million for the years ended December 31, 1999 and 1998, respectively.

Impairment of Long-Lived Assets--Recoverability of long-lived assets is determined periodically by comparing the forecasted, undiscounted net cash flows of the operations to which the assets relate to their carrying amounts, including associated intangible assets of such operations.

Stock-Based Compensation--Compensation related to equity grants or awards to employees is measured using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting For Stock Issued To Employees." In addition, the Company provides the required disclosures under FAS No. 123, "Accounting For Stock Based Compensation" as if the fair-value based method (defined in FAS No. 123) had been applied. (See note 10).

Fair Value of Financial Instruments--The Company believes that the carrying value of all financial instruments is a reasonable estimate of the fair value as of December 31, 1999 and 1998.

Retirement Plan--The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. Under the plan, the Company matches 30% of participants' contributions up to 5% of compensation. Prior to the ATC Separation, employees of the Company participated in a similar plan sponsored by ARS. The Company contributed approximately $461,000, $207,700 and $16,800 to the plans for the years ended December 31, 1999, 1998 and 1997, respectively.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Recent Accounting Pronouncement--In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended in May 1999 by FAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- An Amendment of FASB Statement No. 133." This statement establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) will depend on the entity's intended use of the derivative and its resulting designation (as defined in the statement). FAS No. 133, as amended, will be effective for the Company on January 1, 2001. The Company is currently in the process of evaluating the impact FAS No. 133 will have on the Company and its consolidated financial statements.

Reclassifications--Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with the 1999 presentation.

2. COSTS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS AND UNBILLED
   RECEIVABLES

The Company derives a portion of its Services revenue from customer contracts that provide for billing only after certain milestones within the contract have been achieved. As the Company recognizes revenue on these contracts using the percentage-of-completion methodology, such contracts give rise to revenue which has been earned, but as of a certain point in time remains unbilled. Such amounts (along with unbilled rental revenue) are included in costs in excess of billings on uncompleted contracts and unbilled receivables in the accompanying consolidated balance sheets.

Within its Services segment the Company also enters into contracts that provide for progress billings as the Company fulfills its obligation under certain contracts. These contracts may give rise to billings that are in excess of amounts actually earned as of a certain point in time. The excess of amounts billed over the amount earned on these contracts is reflected (along with customer rent received in advance) in billings in excess of costs on uncompleted contracts and unearned revenue in the accompanying consolidated balance sheets.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

The following are the components of costs in excess of billings on uncompleted contracts, unbilled receivables, billings in excess of costs on uncompleted contracts and unearned revenue as of December 31, 1999 and 1998 (in thousands):

                                                            1999       1998
                                                         ----------  --------
   Costs incurred on uncompleted contracts.............. $   20,783
   Estimated earnings...................................     13,228
   Unbilled receivables.................................      3,664  $  1,344
   Less billings to date................................    (41,827)   (6,610)
                                                         ----------  --------
                                                         $   (4,152) $ (5,266)
                                                         ==========  ========
   Included in the accompanying consolidated balance
    sheets:
     Costs and estimated earnings in excess of billings
      on uncompleted contracts and unbilled
      receivables....................................... $   13,363  $  1,344
     Billings in excess of costs and estimated earnings
      on uncompleted contracts and unearned revenue.....    (17,515)   (6,610)
                                                         ----------  --------
                                                         $   (4,152) $ (5,266)
                                                         ==========  ========

3. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following as of December 31 (in thousands):

                                                            1999       1998
                                                         ----------  --------
   Land and improvements................................ $   61,007  $ 38,242
   Buildings and improvements...........................    156,005    59,447
   Towers...............................................    672,039   289,334
   Technical equipment..................................     29,591     9,381
   Transmitter equipment................................     75,488    29,290
   Office equipment, furniture, fixtures and other
    equipment...........................................     43,535    14,863
   Construction in progress.............................    127,171    31,926
                                                         ----------  --------
       Total............................................  1,164,836   472,483
   Less accumulated depreciation and amortization.......    (72,490)  (23,007)
                                                         ----------  --------
   Property and equipment, net.......................... $1,092,346  $449,476
                                                         ==========  ========

4. GOODWILL AND OTHER INTANGIBLE ASSETS

  The Company's intangible assets consist of the following as of December 31
(in thousands):

                                                            1999       1998
                                                         ----------  --------
   Goodwill and site rental customer contracts.......... $1,491,569  $739,933
   Deferred financing costs.............................     24,269     8,891
   Non-compete agreements...............................      6,615     6,018
   Deferred acquisition costs and other.................      5,027     2,513
                                                         ----------  --------
       Total............................................  1,527,480   757,355
   Less accumulated amortization........................   (123,583)  (38,780)
                                                         ----------  --------
   Goodwill and other intangible assets, net............ $1,403,897  $718,575
                                                         ==========  ========

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

5. NOTES RECEIVABLE AND AMOUNTS DUE FROM RELATED PARTY

In December 1999, the Company signed definitive agreements to loan up to $120.0 million to TV Azteca S.A. de C.V. (TV Azteca), the owner of a major national television broadcast network in Mexico. The loan, of which $100.0 million was advanced in February 2000, earns net interest at approximately 11.6%, payable quarterly. An executive officer and director of the Company also became a director of TV Azteca in December 1999. The Company also assumed marketing responsibility for approximately 190 broadcasting towers owned by TV Azteca. Under the terms of the marketing agreement, the Company will be entitled to receive 100% of the revenues generated by third party leases and will be responsible for any incremental operating expenses associated with those leases during the term of the loan. The initial term of the loan, twenty years, may be extended by TV Azteca for an additional fifty years. The Company had no amounts receivable under the note as of December 31, 1999.

In anticipation of the loan described above, the Company made an interim loan of $60.0 million to TV Azteca in September 1999. The interim loan, which bore interest at approximately 11%, matured at the closing of the loan described above and was partially collateralized by the stock of TV Azteca. As of December 31, 1999 the amount due to the Company in connection with this interim loan was $60.0 million and interest income aggregated $1.9 million for the year ended December 31, 1999.

As of December 31, 1999, the Company also has several notes receivable outstanding totaling approximately $58.8 million. Such notes were issued in connection with a number of acquisitions entered into in 1999 and 1998. These notes bear interest at rates ranging from 5% to 16% and mature in periods ranging from the earlier of two to three years or upon consummation of the applicable transaction.

6. FINANCING ARRANGEMENTS

Outstanding amounts under the Company's long-term financing arrangements consisted of the following as of December 31 (in thousands):

                                                              1999      1998
                                                            --------  ---------
   Convertible notes....................................... $602,259
   Credit facilities.......................................   90,000  $ 275,000
   Notes and mortgage payable..............................   43,785      5,854
   Capital leases and other obligations....................    4,778        275
                                                            --------  ---------
   Total...................................................  740,822    281,129
   Less current portion....................................   (4,736)    (1,652)
                                                            --------  ---------
   Long-term debt.......................................... $736,086  $ 279,477
                                                            ========  =========

The following is a description of the Company's outstanding long-term debt as of December 31, 1999:

Convertible Notes--On October 4, 1999, the Company completed a private placement of $300.0 million 6.25% Convertible Notes (6.25% Notes), issued at 100% of their face amount and $425.5 million 2.25% Convertible Notes (2.25% Notes), issued at 70.52% of their face amount (collectively, the Notes). The yield to maturity on the 2.25% Notes is 6.25%, giving effect to the accrued original issue discount and accrued interest. The Notes mature on October 15, 2009. Interest on the Notes is payable semiannually on April 15 and October 15 of each year, beginning April 15, 2000.

The 6.25% Notes and 2.25% Notes are convertible at any time, at the option of the holder, into the Company's Class A common stock at a conversion price of $24.40 per share and $24.00 per share, respectively, subject to adjustment in certain events. The Company may redeem the Notes at any time on or after October 22, 2002. The

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES initial redemption price on the 6.25% Notes is 103.125% of the principal amount, subject to ratable declines immediately after October 15 of each following year to 100% of the principal amount in 2005. The 2.25% Notes are redeemable incrementally at increasing prices designed to reflect the accrued original issue discount. The holders have the option of requiring the Company to repurchase all or a portion of the 6.25% Notes on October 22, 2006 at their principal amount, together with accrued and unpaid interest, and all or a portion of the 2.25% Notes on October 22, 2003 at $802.93, plus accrued and unpaid interest. The Company may elect to pay the repurchase price on the Notes in cash or shares of Class A common stock. The Notes rank equally with one another and are junior to indebtedness outstanding under the Company's credit facilities.

Total net proceeds from the Notes were approximately $584.0 million, of which approximately $368.0 million were used to pay off borrowings under the Company's then existing credit facility. The remaining portion of the proceeds has and will be used to finance acquisitions and construction.

Credit Facilities--In June 1998, the Company and the Borrower Subsidiaries entered into loan agreements (the Credit Facilities) which increased the Company's maximum borrowing capacity from $400.0 million to $925.0 million. The Credit Facilities consist of a term loan to the Company for $150.0 million, revolving credit facilities to the Borrower Subsidiaries totaling $650.0 million and a term loan to the Borrower Subsidiaries of $125.0 million. In October 1999, following the issuance of the Notes, the Company's borrowing capacity under the Credit Facilities was reduced to $483.0 million. The reduction was a result of the repayment of the Company's term loan and provisions in the credit facilities, which required commitment reductions should the Company issue additional debt securities. Interest rates under the Credit Facilities were determined, at the option of the Company, at either the London Interbank Offering Rate (LIBOR) plus margin (as defined) or the Base Rate plus applicable margin (as defined). For the years ended December 31, 1999, 1998 and 1997, the combined weighted average interest rate of the Company's various credit agreements was 7.94%, 7.97% and 7.40%, respectively.

The Company's term loan was initially due in quarterly installments commencing June 30, 2001. The Borrower Subsidiaries' revolving credit facility and term loan, of which approximately $90.0 million was outstanding as of December 31, 1999, was initially due in quarterly installments, commencing June 30, 2001 in amounts varying from 2.5% to 11.25% of outstanding principal, with ultimate maturity on June 30, 2006. However, all amounts outstanding were repaid in January 2000 in connection with the amendment and restatement to the credit facility described below and in note 14. As of December 31, 1999, the interest rate in effect for the outstanding principal balance was 9.25%.

Under the Credit Facilities, the Company was required to pay quarterly commitment fees depending on the consolidated financial leverage on the aggregate unused portion of the aggregate commitment. Commitment fees paid by the Company related to the various credit facility agreements aggregated approximately $1,504,000, $1,172,000 and $416,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the Credit Facilities existing at December 31, 1999 required maintenance of various financial covenants and ratios, none of which the Company believed were restrictive to its present or planned business activities. Amounts outstanding under the Credit Facilities were cross-guaranteed and cross-collateralized by substantially all of the assets of the Company.

In January 2000, the Company amended and restated its credit facilities pursuant to which the Company's maximum borrowing capacity increased to $2.0 billion. (See note 14).

As a result of the reduction in borrowing capacity in October 1999, the Company recognized an extraordinary loss on extinguishment of debt for the year ended December 31, 1999 of approximately $1.4 million, net of an income tax benefit of $0.9 million. The Company also incurred extraordinary losses on extinguishment of debt of approximately $1.4 million and $0.7 million, net of income tax benefits of $0.9 million and $0.4 million, in 1998 and 1997, respectively, as a result of refinancings to previously existing credit facilities.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Notes Payable--In connection with a number of acquisitions consummated during 1999, 1998 and 1997, the Company issued or assumed several notes payable. Such notes approximated $43.8 million as of December 31, 1999. These notes bear interest at rates ranging from 8.0% to 12.0% and mature in periods ranging from less than one year to approximately six years.

Capital Leases and Other Obligations--The Company's capital lease obligations bear interest at an average rate of 7.5% and mature in periods ranging from less than one year to approximately five years.

Future minimum capital lease payments for the next five years are as follows (in thousands):

   Year Ending:
   2000................................................................. $1,491
   2001.................................................................  1,417
   2002.................................................................  1,044
   2003.................................................................    925
   2004.................................................................    501
                                                                         ------
   Total minimum lease payments.........................................  5,378
   Less amounts representing interest...................................   (875)
                                                                         ------
   Present value of capital lease obligations........................... $4,503
                                                                         ======

Derivative Positions--Under the terms of the Credit Facilities, the Company was required, under certain conditions, to enter into interest rate protection agreements. The Company's exposure under these agreements is limited to the impact of variable interest rate fluctuations and the periodic settlement of amounts due under these agreements if the other parties fail to perform. As of December 31, 1999, the Company had interest rate cap agreements outstanding with total notional amounts of $21.5 million (expiring in January 2000), $23.8 million (expiring in April 2000) and $21.6 million (expiring in July 2000) with interest rates capped at 8.5%, 8.5% and 9.5%, respectively.

Aggregate principal payments of long-term debt, including capital leases, for the next five years and thereafter are estimated to be (in thousands):

   Year Ending:
   2000................................................................ $  4,736
   2001................................................................    8,484
   2002................................................................   13,141
   2003................................................................   14,948
   2004................................................................   19,122
   Thereafter..........................................................  680,391
                                                                        --------
     Total............................................................. $740,822
                                                                        ========

7. COMMITMENTS AND CONTINGENCIES

Lease Obligations--The Company leases certain land, office, tower and satellite space under operating leases that expire over various terms. Many of the leases also contain renewal options with specified increases in lease payments upon exercise of the renewal option.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Future minimum rental payments under noncancelable operating leases in effect at December 31, 1999 are as follows (in thousands):

   Year Ending:
   2000................................................................ $ 27,828
   2001................................................................   24,956
   2002................................................................   16,911
   2003................................................................   11,921
   2004................................................................    6,565
   Thereafter..........................................................   44,049
                                                                        --------
     Total............................................................. $132,230
                                                                        ========

Aggregate rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997 approximated $23,211,000, $10,818,000 and $2,110,000, respectively.

Customer Leases--The Company's lease agreements with its customers vary depending upon the industry user. Leases with television and radio broadcasters are typically long-term leases, while leases to wireless communications providers typically incorporate shorter lease terms with multiple renewal options. Leases of all lengths are generally renewed by the lessees due to the costs and disruption associated with reconfiguring a wireless network or broadcast location. Most leases have escalator provisions (annual automatic increases based on specified estimated cost measures or on increases in the consumer price index). The Company also subleases space on communications towers under the same terms and conditions, including cancellation rights, as those found in its own lease contracts.

Future minimum rental receipts expected from customers under noncancelable operating lease agreements in effect at December 31, 1999 are as follows (in thousands):

   Year Ending:
   2000................................................................ $ 92,432
   2001................................................................   86,179
   2002................................................................   74,255
   2003................................................................   57,381
   2004................................................................   38,611
   Thereafter..........................................................  161,524
                                                                        --------
     Total............................................................. $510,382
                                                                        ========

Rental revenues under the Company's sub-leases approximated $2,896,000, $1,072,000 and $978,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Acquisition Commitments--See notes 11 and 14.

ATC Separation--See note 1.

Litigation--The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company's consolidated financial position, the results of operations or liquidity.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

8. RELATED PARTY TRANSACTIONS

1999

Chase Manhattan Bank (Chase) was a lender with a 6.67% participation under the Company's Credit Facilities. Chase also has a 5.20% participation under the Credit Facilities for the Borrower Subsidiaries. Chase is an affiliate of Chase Capital Partners (CCP), which indirectly controls Chase Equity Associates LLC (CEA). A director of the Company (and formerly a director of American Radio), is a general partner of CCP. CEA is a stockholder of the Company. At December 31, 1999, the aggregate principal amount outstanding under the Credit Facilities was approximately $90.0 million. Chase's approximate share of interest and fees paid by the Company pursuant to its various credit arrangements was $1.2 million, $0.8 million and $0.2 million in 1999, 1998 and 1997, respectively.

The Company purchases certain structural and broadcast tower steel products from Kline Iron and Steel Co. (Kline). The Company owns 33 1/3% of the outstanding equity of Kline. During the year ended December 31, 1999, the Company purchased approximately $7.4 million of such products from Kline.

In 1999, an executive officer of the Company received demand loans aggregating $0.8 million. At December 31, 1999, such interest-bearing loans remain outstanding. In addition, the Company has a loan outstanding to another executive officer. Such loan was issued in 1998 and has an outstanding balance at December 31, 1999 of approximately $0.3 million.

An executive officer and director of the Company became a director of TV Azteca in December 1999. (See note 5).

1998

In June 1998, American Radio contributed the majority of its corporate fixed assets to the Company (with an American Radio net book value of approximately $1.4 million). During the period that the Company was a majority owned subsidiary of American Radio, the Company received revenues of approximately $565,000 and $389,000 from American Radio for tower rentals at Company-owned sites for the period ending June 4, 1998 (date of the ATC Separation) and year ended December 31, 1997.

In January 1998, American Radio contributed to the Company 19 communications sites used by American Radio and various third parties (with an American Radio aggregate net book value of approximately $4.7 million), and American Radio and the Company entered into leases or subleases of space on the transferred towers. In May 1998, two additional communications sites were transferred and leases were entered into following acquisition by American Radio of the sites from third parties. These sites were contributed to the Company at an aggregate ARS net book value of approximately $0.3 million.

In January 1998, the Company consummated the transactions contemplated by a stock purchase agreement with certain related parties. (See note 10).

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

9. INCOME TAXES

The income tax (provision) benefit from continuing operations was comprised of the following for the years ended December 31 (in thousands):

                                                      1999      1998     1997
                                                     -------  ---------  ----
   Current:
     Federal........................................          $(116,322) $444
     State..........................................            (18,866)  175
     Foreign........................................
   Deferred:
     Federal........................................ $ 1,029     (8,407) (125)
     State..........................................     148       (841)  (21)
     Foreign........................................      58
   Less:
     Deferred tax assets related to corporate tax
      restructuring.................................            150,150
     Benefit from disposition of stock options
      recorded to additional paid-in capital........  (1,449)    (1,223)
                                                     -------  ---------  ----
   Income tax (provision) benefit................... $  (214) $   4,491  $473
                                                     =======  =========  ====

A reconciliation between the U.S. statutory rate from continuing operations and the effective rate was as follows for the years ended December 31:

                                                      1999      1998     1997
                                                     -------  ---------  ----
   Statutory tax rate...............................      35%        35%   34%
   State taxes, net of federal benefit..............       5          4     6
   Non-deductible tower separation expenses.........                (11)
   Nondeductible goodwill and intangible
    amortization....................................     (42)       (16)  (17)
   Other............................................       2         (1)
                                                     -------  ---------  ----
   Effective tax rate...............................      --%        11%   23%
                                                     =======  =========  ====

Significant components of the Company's deferred tax assets and liabilities were composed of the following as of December 31 (in thousands):

                                                               1999      1998
                                                             --------  --------
   Current assets:
     Allowances and accruals made for financial reporting
      purposes which are currently nondeductible...........  $  1,718  $    495
                                                             ========  ========
   Long-term items:
     Assets:
       Tax basis step-up from corporate tax restructuring
        and tax planning strategies........................  $133,380  $142,642
       Allowances and accruals made for financial reporting
        purposes which are currently non-deductible........        32
       Charitable contribution carry-forwards..............        23
       Foreign tax credit carry-forwards...................        97
       Net operating loss carry-forwards...................    63,070    25,477
   Liabilities:
       Property and equipment and intangible assets,
        principally due to amortization methods and carry-
        over basis differences.............................   (82,350)  (58,701)
                                                             --------  --------
     Net long-term deferred tax assets.....................  $114,252  $109,418
                                                             ========  ========

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

At December 31, 1999, the Company has net operating loss carry-forwards available to reduce future taxable income of $157.7 million for federal and state purposes. These loss carry-forwards expire through 2013. In the opinion of management, deferred tax assets are more likely than not recoverable, therefore a valuation allowance has not been provided in the accompanying consolidated financial statements.

10. STOCKHOLDERS' EQUITY

The following is a summary of the Company's principal equity offerings during the years ended December 31, 1999, 1998 and 1997. See note 11 of the consolidated financial statements for issuances of common stock in connection with the Company's acquisitions consummated during the years ended December 31, 1999, 1998 and 1997.

Public Offering--In February 1999, the Company completed a public offering of 25,700,000 shares of Class A common stock, $.01 par value per share (including 1,700,000 shares sold by the Company pursuant to the exercise in full of the underwriters' over-allotment option) at $25.00 per share. Certain selling stockholders sold an additional 1,300,000 shares in the offering. The Company's net proceeds of the offering (after deduction of the underwriting discount and offering expenses) were approximately $618.0 million. The Company used such proceeds, together with borrowings under its existing credit facilities, to fund acquisitions and construction activities.

Private Placement--In February 1999, the Company consummated the sale of 500,000 shares of Class A common stock to Credit Suisse First Boston Corporation at $26.31 per share. In connection with such sale, Credit Suisse First Boston Corporation was granted certain registration rights. The Company's net proceeds of the offering were approximately $13.2 million. The Company used such proceeds, together with borrowings under its existing credit facilities, to fund acquisitions and construction activities.

Initial Public Offering--On July 8, 1998, the Company completed a public offering of 27,861,987 shares of Class A common stock, $.01 par value per share, (including 2,361,987 shares sold by the Company pursuant to the exercise in full of the underwriters' over-allotment option) at $23.50 per share. Certain selling stockholders sold an additional 3,874,911 shares in the offering. The Company's net proceeds of the offering (after deduction of the underwriting discount and estimated offering expenses) were approximately $625.0 million. On July 9, 1998, the Company used approximately $306.1 million of the net proceeds from the offering to redeem all of the outstanding shares of the Interim Preferred Stock described below. The balance was used, together with borrowings under the Credit Facilities, to fund acquisitions and construction activities.

Redeemable Common Stock--In June 1998, the Company merged with a company owning a broadcasting tower in the Boston, Massachusetts area and issued 720,000 shares of Class A common stock valued at approximately $18.0 million. Under a put agreement that was executed in connection with the merger, the sellers had the right to require the Company to purchase, at any time prior to June 5, 1999, any or all shares of Class A common stock received pursuant to consummation of the merger for a purchase price equal to the then current market price. On June 5, 1999, the sellers' right to require the Company to purchase shares of common stock expired. Accordingly, all unsold shares as of that date (336,250) were reclassified from Redeemable Class A common stock to common stock and additional paid in capital.

Preferred Stock Financing--On June 4, 1998, the Company entered into a stock purchase agreement (the Interim Financing Agreement) with respect to a preferred stock financing, which provided for the issuance and sale by the Company of up to $400.0 million of Series A Redeemable Pay-In-Kind Preferred Stock (the Interim Preferred Stock) to finance the Company's obligation to CBS with respect to tax reimbursement. The Company issued $300.0 million of Interim Preferred Stock, which accrued dividends at a rate equal to the three-month

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

LIBOR then in effect (approximately 5.69%) plus an agreed upon adjustable spread (5.0% for the period in which the obligation was outstanding). Due to the short term nature of the issue, accrued dividends were recorded as interest expense in the accompanying consolidated financial statements. Such interest expense approximated $3.1 million for the year ended December 31, 1998. The Interim Preferred Stock was redeemed on July 9, 1998 at a redemption price equal to $1,010 per share plus accrued and unpaid dividends for an aggregate redemption value of $306.1 million. The Company incurred an extraordinary loss of approximately $7.5 million, net of a tax benefit of $5.0 million, during the third quarter of 1998, representing the write-off of certain commitment, deferred financing and redemption fees.

Stock Purchase Agreement--On January 22, 1998, the Company consummated the transactions contemplated by the stock purchase agreement (the ATC Stock Purchase Agreement), dated as of January 8, 1998, with Steven B. Dodge, Chairman of the Board, President and Chief Executive Officer of American Radio and the Company, and certain other officers and directors of American Radio (or their affiliates or family members or family trusts), pursuant to which those persons purchased 8.0 million shares of the Company's common stock at a purchase price of $10.00 per share for an aggregate purchase price of approximately $80.0 million, including 4.0 million shares by Mr. Dodge for $40.0 million. Payment of the purchase price was in the form of cash aggregating approximately $30.6 million and in the form of notes aggregating approximately $49.4 million which were repaid upon the consummation of the ATC Separation.

Recapitalization--In November 1997, the Company effected a recapitalization, pursuant to which each share of the Company's existing common stock was cancelled and the Company was recapitalized with 29,667,883 shares of Class A common stock, 4,670,626 shares of Class B common stock and 1,295,518 shares of Class C common stock.

During the years ended December 31, 1999 and 1998, holders of Class B common stock and Class C common stock exchanged 1,192,354 and 469,576 of their shares respectively, for shares of the Company's Class A common stock.

Other Changes to Stockholders' Equity--See note 11 of the consolidated financial statements for issuances of common stock in connection with the Company's acquisitions consummated during the years ended December 31, 1999, 1998 and 1997.

Voting Rights--The Class A and B common stock entitle the holders to one and ten votes, respectively, per share. The Class C common stock is non-voting.

Stock Option Plans--Effective November 5, 1997, the Company instituted the 1997 Stock Option Plan, as amended and restated on April 27, 1998 (the Plan), which is administered by the Compensation Committee of the Company's Board of Directors.

The option pool under the Plan consists of an aggregate of 15,000,000 shares of common stock that may consist of shares of Class A common stock, shares of Class B common stock or some combination thereof. The Plan was amended in June 1998 to provide that all future grants of options under the Plan must be to purchase shares of Class A common stock. In addition to the 15,000,000 shares authorized under the Plan, options to purchase an aggregate of 2,894,358 shares of Class A common stock and Class B common stock were outstanding as of December 31, 1999 outside of the Plan. These options are the result of the exchange of certain American Radio options that occurred pursuant to the ATC Separation and the assumption of certain options that occurred pursuant to the mergers of OmniAmerica, Inc. (Omni) and American Tower Corporation (Old ATC) as described in note 11. Each unexercised option to purchase shares of American Radio, Omni and Old ATC common stock held by persons who became directors or employees of the Company were exchanged or converted into the Company's options. All options were exchanged or converted in a manner that preserved the spread in such options between the option exercise price and the fair market value of the common stock and the ratio of the spread to the exercise price prior to such conversion.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

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

The following table summarizes the Company's option activity for the periods presented:

                                              Weighted                Weighted
                                              Average                 Average
                                              Exercise    Options    Remaining
                                Options        Price    Exercisable Life (Years)
                               ----------    ---------- ----------- ------------
Outstanding as of January 1,
 1997........................     550,000    $     5.00    160,000      8.71
Granted......................     172,000     7.50-8.00
Cancellations................     (40,000)         5.00
                               ----------    ----------  ---------      ----
Outstanding as of December
 31, 1997....................     682,000(a)       5.68    160,000      8.89
                               ----------    ----------  ---------      ----
Options converted from ATI to
 ATC Plan....................     931,332(a)       4.16    252,640
Options transferred from
 American Radio..............   1,862,806          6.21    723,660
Options transferred in
 connection with ATC Merger
 (See note 11)...............   1,252,364          2.29    537,339      8.00
                               ----------    ----------  ---------      ----
Subtotal.....................   4,046,502          4.53  1,513,639      7.44
                               ----------    ----------  ---------      ----
Granted......................   8,371,700         16.16
Exercised....................  (1,103,213)         2.48
Cancellations................    (226,894)         8.80
                               ----------    ----------  ---------      ----
Outstanding as of December
 31, 1998....................  11,088,095         13.43  1,513,639      8.85
                               ----------    ----------  ---------      ----
Granted......................   5,391,450         22.72
Options transferred in
 connection with the
 OmniAmerica merger (See note
 11).........................     971,850         13.83    581,455
Exercised....................    (314,305)        13.43
Cancellations................    (419,848)        20.72
                               ----------    ----------  ---------      ----
Outstanding as of December
 31, 1999....................  16,717,242    $    16.23  4,132,562      8.41
                               ==========    ==========  =========      ====

--------
(a) ATI options outstanding as of December 31, 1997 were converted to 931,332 Company options.

The following table sets forth information regarding options outstanding at December 31, 1999:

Outstanding                                                         Weighted Average
 Number of     Options   Range of Exercise     Weighted Average      Remaining Life
  Options    Exercisable  Price Per Share  Exercise Price Per Share     (Years)
-----------  ----------- ----------------- ------------------------ ----------------
 1,903,065    1,573,170    $ 2.05-$ 7.64            $ 3.62                6.20
   921,514      410,766      8.04-  9.09              8.77                6.92
 2,866,003      561,360     10.00- 10.00             10.00                8.01
 1,963,560      782,460     10.91- 15.91             13.28                8.12
 1,122,700       80,400     15.94- 21.00             18.64                9.37
 2,239,200      447,846     21.13- 21.13             21.13                8.47
 2,952,950      276,060     21.19- 23.75             22.79                9.12
 2,403,150                  23.81- 23.81             23.81                9.86
   344,300          500     24.31- 29.63             25.78                9.70
       800                  31.94- 31.94             31.94                9.97
----------    ---------    -------------            ------                ----
16,717,242    4,132,562    $ 2.05-$31.94            $16.23                8.41
==========    =========    =============            ======                ====

Pro Forma Disclosure--As described in note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options or awards to employees. Accordingly, there is no

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES compensation cost related to option grants reflected in the accompanying consolidated financial statements. Had the Company used the fair value method to measure compensation for grants under all plans made in 1999, 1998 and 1997, the reported net loss and basic and diluted loss per common share would have been as follows (in thousands, except per share amounts):

                                                     1999      1998     1997
                                                   --------  --------  -------
   Net loss....................................... $(87,221) $(62,439) $(2,492)
   Basic and diluted earnings per share........... $  (0.58) $  (0.78) $ (0.05)

The "fair value" of each option grant is estimated on the date of grant using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                       1999     1998     1997
                                                      -------  -------  -------
   Approximate risk-free interest rate...............     5.7%     5.5%     6.3%
   Expected life of option grants.................... 5 years  5 years  5 years
   Expected volatility of underlying stock...........    72.0%   177.5%     N/A
   Expected dividends................................     N/A      N/A      N/A

ATC Teleports Stock Option Plan--During 1999, the ATC Teleports Inc.'s Board of Directors approved the formation of the ATC Teleports Stock Option Plan (ATC Teleports Plan) which provides for the issuance of options to officers, employees, directors and consultants of the Company's wholly owned subsidiary ATC Teleports, Inc. The ATC Teleports Plan limits the number of shares of common stock which may be granted to an aggregate of 1,000,000 shares. As of December 31, 1999, there were no options outstanding under the ATC Teleports Plan. Options granted under the ATC Teleports Plan will be at no less than fair value, as determined by an independent appraisal of ATC Teleports, Inc., and will generally vest over a five year period. The option term under the ATC Teleports Plan will generally be 10 years from the date of grant.

11. ACQUISITIONS

General--The acquisitions consummated during 1999, 1998 and 1997 have been accounted for by the purchase method of accounting. The purchase prices have been allocated to the net assets acquired, principally tangible and intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill and other intangible assets. For certain acquisitions the financial statements reflect the preliminary allocation of purchase prices as the appraisals of the assets acquired have not been finalized. The Company does not expect any changes in depreciation and amortization as a result of such appraisals to be material to the consolidated results of operations.

1999 Acquisitions--During the year ended December 31, 1999, the Company consummated more than 60 transactions involving the acquisition of various communications sites, service providers and teleports for an estimated purchase price of $1.2 billion. This purchase price includes the issuance of approximately 20.7 million shares of Class A common stock valued (at the time of the relevant agreement) at $430.8 million. The principal transactions were as follows:

OmniAmerica merger--In February 1999, the Company consummated the Agreement and Plan of Merger (the Omni Merger) with Omni. Omni owned or co-owned 223 towers in 24 states. Omni also offered nationwide turnkey tower construction and installation services and manufactured wireless infrastructure components. Total merger consideration was $462.0 million, consisting of the issuance of
16.8 million shares of Class A common stock and the assumption of $96.6 million of debt. The Company also assumed certain Omni employee stock options that were converted into options to purchase approximately 1.0 million shares of the Company's Class A common stock.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Telecom merger--In February 1999, the Company consummated the Agreement and Plan of Merger with Telecom Towers, LLC (Telecom). Telecom owned or co-owned approximately 271 towers and managed 121 revenue-generating sites in 27 states. The aggregate merger consideration was $194.6 million, consisting of the payment of $63.1 million in cash, the issuance of 3.9 million shares of Class A common stock and the assumption of $48.4 million in debt.

Triton PCS acquisition--In September 1999, the Company acquired 187 wireless communications towers from Triton PCS for $70.7 million in cash. In addition, the Company will develop a minimum of 100 build-to-suit towers for Triton PCS and provide turnkey services to Triton PCS for co-location sites through 2001.

ICG transaction--In December 1999, the Company acquired all of the stock of ICG Satellite Services and its subsidiary, Maritime Telecommunications Network, Inc., for $100.0 million in cash. The acquisition involved a major around-the-clock teleport facility in New Jersey and a global maritime telecommunications network headquartered in Miami, Florida. The acquired company provides Internet, voice, data and compressed video satellite services to major cruise lines, the U.S. military, Internet-related companies and international telecommunications customers.

1998 Acquisitions--During the year ended December 31, 1998, the Company acquired various communications sites and a major site acquisition business for an aggregate purchase price of approximately $853.8 million, including the issuance of approximately 36.3 million shares of Class A common stock valued at approximately $382.6 million. The principal transactions were as follows:

Gearon Merger--In January 1998, the Company acquired all of the outstanding stock of Gearon & Co. Inc. (Gearon), for an aggregate purchase price of approximately $80.0 million. Gearon was engaged in site acquisition, development and construction and facility management of wireless network communication facilities. The purchase price consisted of approximately $32.0 million in cash, assumed liabilities and the issuance of approximately 5.3 million shares of Class A common stock .

OPM Merger--In January 1998, the Company acquired all the outstanding stock of OPM-USA-INC. (OPM), a company that owned and developed communications towers, for approximately $70.0 million. The final price included a total of more than 150 towers and a right of first refusal granted to the Company with respect to any towers that the former owner of OPM develops. The final payment due to OPM of approximately $21.9 million was recorded as accrued acquisition purchase price in the accompanying 1998 consolidated financial statements.

ATC Merger--On June 8, 1998, the Company consummated the American Tower Corporation Merger (ATC Merger) pursuant to which that entity was merged into the Company. The total purchase price was approximately $425.8 million. At the time of closing, the acquired company owned approximately 775 communications towers and managed approximately 125 communications towers. In conjunction with the ATC Merger, the Company issued 28.8 million shares of Class A common stock valued at approximately $287.8 million (excluding 1,252,364 shares of common stock reserved for options held by former employees of the acquired company valued at approximately $9.7 million) and assumed approximately $4.5 million of redeemable preferred stock (which was paid at closing) and $122.7 million of debt (of which approximately $118.3 million, including interest and associated fees, was paid at closing). Upon consummation of the ATC Merger, the Company changed its name from American Tower Systems Corporation to American Tower Corporation.

Grid/Wauka/Other Transactions--In October 1998, the Company acquired approximately 300 towers and certain tower related assets in six transactions for an aggregate purchase price of approximately $100.2 million. These transactions included the acquisition of all the outstanding stock of Wauka Communications, Inc. and the assets of Grid Site Services, Inc. The consideration in these related transactions included the issuance of 1,430,881 shares of Class A common stock, subject to certain escrow adjustments.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

1997 Acquisitions--During the year ended December 31, 1997, the Company acquired various communications sites, the assets of several affiliated site acquisition businesses and two tower site management businesses for an aggregate purchase price of approximately $180.4 million. The principal transactions were as follows:

In October 1997, the Company acquired two affiliated entities operating approximately 110 tower sites and a tower site management business located principally in northern California for approximately $45.0 million.

In October 1997, the Company acquired 128 tower sites and certain video, voice, data and Internet transport operations for approximately $70.25 million.

In July 1997, the Company acquired the assets of three affiliated entities which owned and operated approximately fifty towers and a tower site management business for an aggregate purchase price of approximately $33.5 million.

Unaudited Pro Forma Operating Results--The operating results of these acquisitions have been included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred as of January 1, 1998 after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1 of each of the periods presented or results which may occur in the future.

                                                             1999       1998
                                                           ---------  ---------
                                                             (In thousands,
                                                            except per share
                                                             data-unaudited)
   Operating revenues..................................... $ 346,760  $ 307,740
   Loss before extraordinary losses.......................   (69,248)   (98,769)
   Net loss...............................................   (70,620)  (107,661)
   Basic and diluted loss per common share................     (0.46)     (0.94)

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and noncash investing and financing activities are as follows (in thousands):

                                                        1999     1998    1997
                                                       -------  ------- ------
Supplemental cash flow information:
  Cash paid during the period for interest (including
   amounts capitalized)............................... $22,160  $23,011 $2,398
  Cash paid during the period for income taxes
   (including amounts paid to CBS)....................   2,242  212,196    125
Noncash investing and financing activities:
  Property, equipment and other assets transferred
   from American Radio................................            6,489     51
  Property and equipment transferred to American
   Radio..............................................                    (724)
  Issuance of common stock and assumption of options
   for acquisitions................................... 448,036  392,226
  Purchase of treasury stock..........................  (1,528)
  Increase in deferred tax assets from corporate tax
   restructuring......................................          150,150
  (Decrease) increase in due to CBS Corporation from
   estimated remaining tax liabilities................ (12,003)   5,021
  Adjustment to equity for CBS tax liability..........           61,715
  Accrual for final payment for OPM merger............           21,914
  Tax benefit from disposition of stock options
   recorded to additional paid in capital.............   1,449    1,223

13. BUSINESS SEGMENTS

The Company operates in three business segments: Rental and Management (RM), Services, and Internet, voice, data and video transmission services (IVDV). The RM segment provides for the leasing and subleasing of antennae sites on multi-tenant towers for a diverse range of wireless communication industries, including personal communication services, paging, cellular, enhanced specialized mobile radio, specialized mobile radio and fixed microwave, as well as radio and television broadcasters. The Services segment offers a broad range of network development services, including radio frequency engineering, network design, site acquisition and construction, zoning and other regulatory approvals, tower construction, component part sales and antennae installation. The IVDV segment offers Internet, voice, data and video transmission services both on land and sea worldwide.

The accounting policies applied in compiling segment information below are similar to those described in note 1. In evaluating financial performance, management focuses on Operating Profit (Loss), excluding depreciation and amortization, tower separation, development and corporate general and administrative expenses. This measure of Operating Profit (Loss) is also before interest and other income, interest expense, minority interest in net earnings of subsidiaries, income taxes and extraordinary items.

The Company's reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company's reportable segments as of and for the years ended December 1999, 1998 and 1997 is shown in the following table. The "Other" column below represents amounts excluded

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES from specific segments, such as income taxes, extraordinary losses, corporate general and administrative expenses, tower separation expense, development expense, depreciation and amortization and interest. In addition, the Other column also includes corporate assets such as cash and cash equivalents, tangible and intangible assets, and income tax accounts which have not been allocated to specific segments (in thousands).

                                RM     Services  IVDV     Other      Total
                             --------- -------- ------- ---------  ----------
1999
Revenues.................... $ 135,303 $90,416  $32,362            $  258,081
Operating profit (loss).....    72,862  21,098    8,264 $(152,951)    (50,727)
Assets...................... 1,764,385 505,018  229,260   520,203   3,018,866
Capital expenditures........   236,070  39,749   15,835     2,588     294,242
Depreciation and
 amortization...............    92,264  25,991    7,264     7,020     132,539

1998
Revenues.................... $  60,505 $23,315  $19,724            $  103,544
Operating profit (loss).....    31,050   3,836    6,907 $ (88,635)    (46,842)
Assets......................   979,349  91,444   64,359   367,191   1,502,343
Capital expenditures........   118,926      61    3,405     4,063     126,455
Depreciation and
 amortization...............    37,698   7,038    4,887     2,441      52,064

1997
Revenues.................... $  13,302 $ 2,122  $ 2,084            $   17,508
Operating profit (loss).....     7,222     762      811 $ (11,065)     (2,270)
Assets......................   223,202  12,032   13,549     6,574     255,357
Capital expenditures........    20,145      19       69       381      20,614
Depreciation and
 amortization...............     4,583   1,073      556       114       6,326

Summarized geographical information of the Company's operating revenues and long-lived assets as of and for the year ended December 31, 1999 are as follows:

    Operating Revenues:
     United States.................................................. $  258,081
     Mexico.........................................................
                                                                     ----------
      Total operating revenues...................................... $  258,081
                                                                     ==========
    Long-Lived Assets:
     United States.................................................. $2,489,870
     Mexico.........................................................      6,373
                                                                     ----------
      Total long-lived assets....................................... $2,496,243
                                                                     ==========

The Company had no international operations for the years ended December 31, 1998 and 1997.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

14. OTHER TRANSACTIONS

The following is a description of significant transactions consummated by the Company subsequent to December 31, 1999:

 Consummated Transactions:

AirTouch transaction--In August 1999, the Company agreed to lease on a long-term basis up to 2,100 towers from AirTouch Communications, Inc. (AirTouch). The Company's cumulative lease payments, based on 2,100 towers, aggregate $800.0 million in cash payable in part upon each closing, and a five-year warrant to purchase 3.0 million shares of Class A common stock at $22.00 per share. At the first three closings in January and February 2000, the Company leased 1,180 towers, paid AirTouch $449.5 million in cash and issued a warrant for 3.0 million shares of Class A common stock. The remaining closings are expected to occur in the first half of 2000. In addition, the Company has entered into a three-year build-to-suit agreement that is expected to provide 400-500 new communications towers.

AT&T transaction--In September 1999, the Company agreed to purchase up to 1,942 towers from AT&T. These towers are located throughout the United States and were constructed by AT&T for its microwave operations. The purchase price is $260.0 million in cash, subject to adjustment if all towers are not purchased. The Company also entered into a build-to-suit agreement with AT&T Wireless Services. This agreement requires AT&T Wireless Services to present 1,200 sites nationwide from which the Company will select and be required to build 1,000 towers. At the first two closings in January and February 2000, the Company acquired 863 towers and paid AT&T $177.2 million. The remaining closings are expected to occur during the first half of 2000.

UNIsite merger--In January 2000, the Company consummated its merger with UNIsite, Inc. (UNIsite). The purchase price was approximately $196.4 million, which includes a payment of $147.7 million in cash and the assumption of $48.7 million of debt. At closing, UNIsite had more than 600 towers then completed or under construction. In February 2000, the Company repaid the debt assumed in connection with the UNIsite transaction. Such repayment was at a premium of the outstanding principal balance. Accordingly, the Company will recognize an extraordinary loss from extinguishment of debt in the first quarter of 2000.

Credit Facilities--In January 2000, the Company completed its amended and restated credit facilities (the New Credit Facilities) with its senior lenders. The New Credit Facilities increased the borrowing capacity of the Company and its Subsidiaries (Borrowers) to $2.0 billion, subject to certain borrowing base restrictions, such as operating cash flow and construction cost levels. The New Credit Facilities provide for a $650.0 million revolving credit facility maturing on June 30, 2007, an $850.0 million multi-draw term loan maturing on June 30, 2007 and a $500.0 million term loan maturing on December 31, 2007. Subject to lender approval, the Borrowers may request the New Credit Facilities to be increased up to an additional $500.0 million.

The New Credit Facilities are scheduled to amortize quarterly commencing on March 31, 2003 based on defined percentages of outstanding commitment and principal balances. Interest rates for the revolving credit facility and the multi-draw term loan are determined, at the option of the Borrowers, at either 1.5% to 2.75% above the defined LIBOR Rate or 0.5% to 1.75% above the defined Base Rate. Interest rates for the term loan are determined at either 3.0% to 3.25% LIBOR or 2.0% to 2.25% above the defined Base Rate. The Borrowers are required to pay quarterly commitment fees equal to 0.5% to 1.0% per annum, depending on the level of facility usage. In addition, the New Credit Facilities require maintenance of various financial covenants and ratios and are cross-guaranteed and cross-collateralized by substantially all of the assets of the Company. In connection

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES with the repayment of existing borrowings with proceeds from the New Credit Facilities, the Company recognized an extraordinary loss on extinguishment of debt of approximately $3.0 million, net of a tax benefit of $2.0 million, in January 2000.

February 2000 Convertible Note Issue--In February 2000, the Company completed a private notes placement of $450.0 million 5% Convertible Notes (5% Notes), issued at 100% of their face amount. The 5% Notes mature on February 15, 2010. Interest on the 5% Notes is payable semiannually on February 15 and August 15, commencing August 15, 2000. The indenture governing the 5% Notes does not contain any restrictions on the payment of dividends, the incurrence of debt or the repurchase of the Company's equity securities or any financial covenants.

The 5% Notes are convertible at any time into shares of the Company's Class A common stock at a conversion price of $51.50 per share. The Company cannot redeem the 5% Notes prior to February 20, 2003 and the Company may be required to repurchase all or any of the 5% Notes on February 20, 2007 at their principal amount, together with accrued and unpaid interest. The Company may, at its option, elect to pay the repurchase price in cash or shares of Class A common stock or any combination thereof. Total net proceeds from the 5% Notes were approximately $438.7 million. A portion of the proceeds was used to pay off amounts outstanding under the Company's New Credit Facilities. The remaining proceeds will be used to finance acquisitions and construction.

Canadian Joint Venture--In March 2000, the Company entered into a joint venture with Telemedia Corporation, a privately held Canadian telecommunications company, to form Canadian Tower, L.P. (Canadian Tower). Under the terms of the agreement, Canadian Tower, which will be both Canadian controlled and operated, will develop and acquire both wireless and broadcast towers throughout Canada. The joint venture's initial assets include more than 20 broadcast towers contributed by Telemedia. These broadcast towers are located in major metropolitan areas, including Toronto, Montreal, Quebec City, Edmonton and Hamilton. The Company committed to advance $18.0 million (Canadian), for which we will initially own 45% of the joint venture.

 Pending Transactions:

USEI transaction--In December 1999, the Company agreed to merge with U.S. Electrodynamics (USEI). The purchase price of $60.0 million is payable through the issuance of shares of Class A common stock and cash. The purchase price will be subject to adjustment based on the net working capital and the long-term debt of USEI at closing. The USEI transaction is expected to close in the second quarter of 2000, subject to the satisfaction of customary conditions.

The Company is also pursuing the acquisitions of other properties and businesses in new and existing locations, although there are no definitive material agreements with respect thereto.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 1999 and 1998 is as follows:

                                             Three Months Ended
                                ----------------------------------------------
                                March 31, June 30,  September 30, December 31,
                                --------- --------  ------------- ------------
                                    (in thousands, except per share data)
1999:
Operating revenues.............  $42,408  $ 59,153    $ 67,539      $ 88,981
Gross profit(1) ...............   (9,271)  (10,136)    (10,332)      (11,319)
Loss before extraordinary
 losses........................   (9,500)   (9,883)    (13,091)      (16,881)
Net loss.......................   (9,500)   (9,883)    (13,091)      (18,253)
Basic and diluted per common
 share:(2)
  Loss before extraordinary
   losses......................   ($0.07)   ($0.06)     ($0.08)       ($0.11)
  Net loss.....................   ($0.07)   ($0.06)     ($0.08)       ($0.12)

1998:
Operating revenues.............  $17,925  $ 23,082    $ 30,478      $ 32,059
Gross profit(1)................       87    (2,293)     (5,018)       (8,146)
Loss before extraordinary
 losses........................   (1,527)  (18,417)     (5,958)      (12,048)
Net loss.......................   (1,527)  (19,799)    (13,468)      (12,048)
Basic and diluted per common
 share:(2)
  Loss before extraordinary
   losses......................   ($0.03)   ($0.33)     ($0.06)       ($0.11)
  Net loss.....................   ($0.03)   ($0.35)     ($0.13)       ($0.11)

--------
(1) Represents operating revenues less operating expenses excluding tower separation expense.
(2) Prior to June 4, 1998 (the ATC Separation), basic and diluted loss per common share information is computed using the 48,732,000 shares that were outstanding upon consummation of the ATC Separation.

                                    * * * *

                                 EXHIBIT INDEX

Listed below are the exhibits which are filed as part of this Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K). Each exhibit marked by a (*) is incorporated by reference to ATC's Registration Statement on Form S-4 (File No. 333-46025) filed on February 10, 1998. Each exhibit marked by a (**) is incorporated to the filing of ATC's Current Report on Form 8-K filed on November 30, 1998. Each exhibit marked by a (***) is incorporated by reference to the filing of ATC's Current Report on Form 8-K filed on January 8, 1999. Each exhibit marked by a (****) is incorporated by reference to the filing of ATC's Current Report on Form 8-K/A filed on March 18, 1999. Each exhibit marked by a (*****) is incorporated by reference to ATC's Current Report on Form 8-K filed on July 16, 1999. Each exhibit marked by a (******) is incorporated by reference to the filing of ATC's Current Report on Form 8-K filed on January 28, 2000. Each exhibit marked by (*******) is incorporated by reference to ATC's Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 16, 1999. Each exhibit marked by a (+) is incorporated by reference to the filing of ATC's Registration Statement on Form S-3 (File No. 333-89345) on October 20, 1999. Each exhibit marked by a (++) is incorporated by reference to the filing of ATC's Current Report on Form 8-K filed on February 24, 2000. Each exhibit marked by a (+++) is incorporated by reference to the filing of ATC's Registration Statement on Form S-1 (File No. 333-50111) filed on May 8, 1998. Each exhibit marked by a (++++) is incorporated by reference to the filing of Amendment No. 2 to ATC's Registration Statement on Form S-1 (File No. 333-52481) filed on June 30, 1998. Each exhibit marked by a (+++++) is incorporated by reference to the filing of ATC's Registration Statement on Form S-4 (File No. 333-76083) on January 15, 1999. Each exhibit marked by a (++++++) is incorporated by reference to the filing of ATC's Annual Report on Form 10-K (File No. 001-14195) filed on March 19, 1999. Exhibit numbers in parenthesis refer to the exhibit number in the applicable filing.

 Exhibit                                                                Exhibit
   No.                     Description of Document                     File No.
 -------                   -----------------------                     ---------
 2.1     Agreement and Plan of Merger, dated as of November 21,
         1997, by and among American Tower Systems Corporation
         ("ATS"), American Tower Systems, Inc., a Delaware
         corporation ("ATSI"), Gearon & Co., Inc., a Georgia
         corporation ("Gearon") and J. Michael Gearon, Jr. (the
         "Gearon Stockholder"). (Schedules and Exhibits omitted)....     (*2.1)

 2.2     Amendment No. 1 to Agreement and Plan of Merger, dated as
         of January 22, 1998, among ATS, American Tower Systems
         (Delaware), Inc., a Delaware corporation (formerly known as
         American Tower Systems, Inc.), Gearon and the Gearon
         Stockholder................................................    (*2.2)

 2.3     Agreement and Plan of Merger, dated as of December 12,
         1997, by and among ATS and American Tower Corporation, a
         Delaware corporation. (Schedules and Exhibits omitted).....    (*2.3)

 2.4     Agreement and Plan of Merger, dated as of November 16,
         1998, by and among ATC, American Towers, Inc., a wholly
         owned subsidiary of ATC and a Delaware corporation ("ATI"), and OmniAmerica, Inc., a Delaware corporation. (Schedules
         and Exhibits omitted)......................................    (**2.1)

 2.5     Agreement and Plan of Merger, dated as of November 16,
         1998, by and among ATC, ATI and TeleCom Towers, L.L.C., a
         Delaware limited liability company ("TeleCom"). (Schedules
         and Exhibits omitted)......................................    (**2.2)

 2.6     Amended and Restated Agreement and Plan of Merger, dated as of December 18, 1998, by and among ATC, ATI, ATC Merger
         Corporation, a Delaware corporation ("ATMC"), and TeleCom.
         (Schedules and Exhibits omitted)...........................   (***2.1)

 2.7     Amendment to the Amended and Restated Agreement and Plan of
         Merger, dated as of December 23, 1998, by and among ATC,
         ATI, ATMC, and TeleCom.....................................   (***2.2)

 2.8     Amendment to the Amended and Restated Agreement and Plan of
         Merger, dated as of February 26, 1999, by and among ATC,
         ATI, ATMC, and TeleCom.....................................   (****2.1)


 Exhibit
   No.                 Description of Document                Exhibit File No.
 -------               -----------------------                -----------------
  2.9    Agreement and Plan of Merger, dated as of June 28,
         1999, by and among American Tower Corporation, a
         Delaware corporation, ATI Merger Corporation, a
         Delaware corporation and UniSite, Inc., a Delaware
         corporation.......................................      (*****2.1)

 2.10    Amendment No. 1 to Agreement and Plan of Merger by
         and among American Tower Corporation, ATI Merger
         Corporation and UniSite, Inc......................      (******2.2)

 2.11    Amendment No. 2 to Agreement and Plan of Merger by
         and among American Tower Corporation, ATI Merger
         Corporation and UniSite, Inc......................      (******2.4)

 3(i)    Restated Certificate of Incorporation, as amended,
         as filed with the Secretary of State of the State
         of Delaware on June 4, 1999.......................     (*******3(i))

 3(ii)   By-Laws of ATC....................................   (++++++ 3(ii).1)

  4.1    Indenture, by and between ATC and The Bank of New
         York as Trustee, for the 6.25% Notes, dated as of
         October 4, 1999, including form of 6.25% Note.....        (+4.1)

  4.2    Indenture by and between ATC and The Bank of New
         York as Trustee, for the 2.25% Notes, dated as of
         October 4, 1999, including the form of 2.25%
         Note..............................................        (+4.2)

  4.3    Form of 6.25% Note (included in Exhibit 4.1)......   Filed as part of
                                                              Exhibit 4.1(+)

  4.4    Form of 2.25% Note (included in Exhibit 4.2) .....   Filed as part of
                                                              Exhibit 4.2(+)

  4.5    Registration Rights Agreement, by and between ATC
         and the Initial Purchasers named therein, dated as
         of October 4, 1999................................        (+4.5)

  4.6    Indenture by and between the Company and The Bank
         of New York as Trustee, for the 5.0% Notes due
         2010, dated as of February 15, 2000...............        (++4.1)

  4.7    Form of 5.0% Notes due 2010 (included in Exhibit     Filed as part of
         4.6)..............................................   Exhibit 4.6 (++)

  4.8    Registration Rights Agreement by and among the
         Company and the Initial Purchasers named therein,
         dated as of February 15, 2000.....................        (++4.3)

 10.1    American Tower Systems Corporation 1997 Stock
         Option Plan, dated as of November 5, 1997, as
         amended and restated on April 27, 1998............       (+++10.26)/1/
 10.1A   Amendment to the Amended and Restated American
         Tower Corporation 1997
         Stock Option Plan as Amended and Restated on April   Filed herewith as
         27, 1998..........................................   Exhibit 10.1A/1/
 10.2    American Tower Systems Corporation Stock Purchase
         Agreement, dated as of January 8, 1998, by and
         among ATC and the Purchasers......................       (*10.27)

 10.3    Employment Agreement, dated as of January 22,
         1998, by and between ATC by and between ATI and J.
         Michael Gearon, Jr................................      (*10.28)/2/

 10.4    Letter of Agreement, dated as of April 13, 1998,
         by and between ATC and Douglas Wiest..............    (+++++10.22)/2/

 10.5    ARS-ATS Separation Agreement, dated as of June 4,
         1998 by and among American Radio Systems
         Corporation, a Delaware Corporation ("ARS"), ATC
         and CBS Corporation...............................      (++++10.30)

 10.6    Securities Purchase Agreement, dated as of June 4,
         1998 by and among ATC, Credit Suisse First Boston
         Corporation and each of the Purchasers named
         therein...........................................      (++++10.31)

 10.7    Registration Rights Agreement, dated June 4, 1998,
         by and among ATC, Credit Suisse First Boston
         Corporation and each of the Parties named
         therein...........................................      (++++10.32)


 Exhibit
   No.            Description of Document               Exhibit File No.
 -------          -----------------------           -------------------------
 10.8    Registration Rights Agreement, dated as      Incorporated by reference
         of January 22, 1998, by and among ATC        to Exhibit 10.3 of the
         and each of the Parties named therein...     Company's Quarterly
                                                      Report on Form 10-Q (File
                                                      No. 001-14194) dated
                                                      August 14, 1998

 10.9    Stock Purchase Agreement, dated as of
         February 4, 1999, by and among ATC and
         Credit Suisse First Boston Corporation..           (++++++10.12)

 10.10   Registration Rights Agreement, dated as
         of February 4, 1999, by and among ATC
         and Credit Suisse First Boston
         Corporation.............................           (++++++10.13)

 10.11   Amended and Restated Registration Rights
         Agreement, dated as of February 25,
         1999, by and among ATC and each of the
         Parties named therein...................           (++++++10.14)

 10.12   Agreement to Sublease, dated as of
         August 6, 1999, by and between AirTouch
         Communications, Inc., the other parties
         named therein as Sublessors, ATC and
         ATLP....................................           (*******10.1)

 10.13   Stock Purchase Agreement, dated as of
         August 11, 1999, between ATC Teleports,
         Inc., ICG Holdings, Inc. and ICG
         Satellite Services......................           (*******10.2)

 10.14   Purchase and Sale Agreement, dated as of     Incorporated by reference
         September 10, 1999, by and among ATC and     to Exhibit 10.1 of the
         AT&T Corp., a New York corporation......     Company's Current Report
                                                      on Form 8-K dated
                                                      September 17, 1999

 10.15   Amended and Restated Loan Agreement,
         dated as of January 6, 2000, among
         American Tower, L.P., American Towers,
         Inc. and ATC Teleports, Inc., as
         Borrowers and Toronto Dominion (Texas)
         Inc., as Administrative Agent, and the
         Bank Parties thereto....................            (******10.1)

 10.16   ATC Teleports Corporation 1999 Stock         Filed herewith as Exhibit
         Option Plan.............................     10.16/1/

 10.17   Kline Iron & Steel Co., Inc. 2000 Stock      Filed herewith as Exhibit
         Option Plan.............................     10.17/1/

 10.18   American Tower Corporation 2000 Employee     Filed herewith as Exhibit
         Stock Purchase Plan.....................     10.18/1/

 12      Statement Regarding Computation of           Filed herewith as Exhibit
         Ratios of Earnings to Fixed Charges.....     12

 21      Subsidiaries of ATC.....................     Filed herewith as Exhibit
                                                      21

 23      Independent Auditors' Consent--Deloitte      Filed herewith as Exhibit
         & Touche LLP............................     23

 27      Financial Data Schedule.................     Filed herewith as Exhibit
                                                      27

--------
1  Compensatory Plan
2  Management Contract