Form 10-Q
period 2000-03-31
AMERICAN TOWER CORP /MA/
filed 2000-05-15
CIK 1053507

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-Q

                               ----------------

(Mark One):

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934. For the quarterly period ended March 31, 2000.

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

                                                                Outstanding at
Class of Common Stock                                            May 1, 2000
---------------------                                         ------------------
Class A Common Stock......................................... 147,538,201 shares
Class B Common Stock.........................................   8,346,755 shares
Class C Common Stock.........................................   2,422,804 shares
                                                              ------------------
  Total...................................................... 158,307,760 shares
                                                              ==================

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           AMERICAN TOWER CORPORATION

                                     INDEX

                                                                         Page No.
                                                                         --------
                     PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

    Condensed Consolidated Balance Sheets March 31, 2000 and December
     31, 1999..........................................................      1
    Condensed Consolidated Statements of Operations Three months ended
     March 31, 2000 and 1999...........................................      2
    Condensed Consolidated Statements of Cash Flows Three months ended
     March 31, 2000 and 1999...........................................      3
    Notes to Condensed Consolidated Financial Statements...............      4

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................      9

Item 3. Quantitative and Qualitative Disclosures about Market Risk.....     14

                      PART II. OTHER INFORMATION

Item 1. Legal Proceedings..............................................     16

Item 2. Changes in Securities and Use of Proceeds......................     16

Item 6. Exhibits and Reports on Form 8-K...............................     16

Signatures.............................................................     18

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS--(Unaudited)
                       (in thousands, except share data)

                                                        March 31,   December 31,
                                                           2000         1999
                                                        ----------  ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................  $  140,733   $   25,212
 Accounts receivable, net of allowance for doubtful
  accounts of $3,530 and $3,386, respectively.........      87,852       58,482
 Prepaid and other current assets.....................      17,297       13,835
 Inventories..........................................      25,309       11,262
 Cost in excess of billings on uncompleted contracts
  and unbilled receivables............................      15,060       13,363
 Deferred income taxes................................       1,829        1,718
 Due from CBS Corporation.............................      15,434       15,535
                                                        ----------   ----------
 Total current assets.................................     303,514      139,407
                                                        ----------   ----------
Property and equipment, net...........................   1,668,854    1,092,346
Goodwill and other intangible assets, net.............   1,945,305    1,403,897
Notes receivable (related party $99,752 and $60,000,
 respectively)........................................     115,312      118,802
Deposits and other long-term assets...................      79,915      134,568
Investments in unconsolidated subsidiaries............      18,655       15,594
Deferred income taxes.................................     123,585      114,252
                                                        ----------   ----------
  Total...............................................  $4,255,140   $3,018,866
                                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt....................  $    4,862   $    4,736
 Accounts payable.....................................      32,689       25,564
 Accrued expenses.....................................      44,883       32,732
 Accrued tower construction costs.....................      40,254       37,671
 Accrued interest.....................................      26,379        6,769
 Billings in excess of costs on uncompleted contracts
  and unearned revenue................................      29,495       17,515
                                                        ----------   ----------
 Total current liabilities............................     178,562      124,987
                                                        ----------   ----------
Long-term debt........................................   1,878,745      736,086
Other long-term liabilities...........................       6,215        4,057
                                                        ----------   ----------
 Total liabilities....................................   2,063,522      865,130
                                                        ----------   ----------
Minority interest in subsidiaries.....................      15,195        8,653
                                                        ----------   ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred Stock; $0.01 par value; 20,000,000 shares
  authorized; no shares issued or outstanding.........
 Class A Common Stock; $.01 par value; 500,000,000
  shares authorized; 146,769,144 and 144,965,623
  shares issued and outstanding, respectively.........       1,468        1,450
 Class B Common Stock; $.01 par value; 50,000,000
  shares authorized; 8,359,735 and 8,387,910 shares
  issued and outstanding, respectively................          84           84
 Class C Common Stock; $.01 par value; 10,000,000
  shares authorized; 2,422,804 shares issued and
  outstanding.........................................          24           24
 Additional paid-in capital...........................   2,318,802    2,245,482
 Accumulated deficit..................................    (142,427)    (100,429)
 Less: Treasury stock (76,403 shares at cost).........      (1,528)      (1,528)
                                                        ----------   ----------
 Total stockholders' equity...........................   2,176,423    2,145,083
                                                        ----------   ----------
  Total...............................................  $4,255,140   $3,018,866
                                                        ==========   ==========

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS--Unaudited
                     (In Thousands, Except Per Share Data)

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
REVENUES:
  Rental and management.................................... $ 53,707  $ 25,516
  Services.................................................   38,152    10,826
  Internet, voice, data and video transmission.............   23,658     6,066
                                                            --------  --------
      Total operating revenues.............................  115,517    42,408
                                                            --------  --------
OPERATING EXPENSES:
  Operating expenses excluding depreciation and
     amortization, development and corporate general and
     administrative expenses:
    Rental and management..................................   28,492    11,577
    Services...............................................   32,200     9,253
    Internet, voice, data and video transmission...........   19,016     4,131
  Depreciation and amortization............................   55,198    24,669
  Development expense......................................      988       267
  Corporate general and administrative expense.............    3,431     1,782
                                                            --------  --------
      Total operating expenses.............................  139,325    51,679
                                                            --------  --------
LOSS FROM OPERATIONS.......................................  (23,808)   (9,271)
                                                            --------  --------
OTHER INCOME (EXPENSE):
  Interest expense.........................................  (32,150)   (6,001)
  Interest income and other, net...........................    2,586     4,949
  Interest income, TV Azteca, net of interest expense of
   $160 (related party) (See note 7).......................    2,308
  Minority interest in net earnings of subsidiaries........      (36)       (3)
                                                            --------  --------
TOTAL OTHER EXPENSE........................................  (27,292)   (1,055)
                                                            --------  --------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY LOSSES..........  (51,100)  (10,326)
INCOME TAX BENEFIT.........................................   13,440       826
                                                            --------  --------
LOSS BEFORE EXTRAORDINARY LOSSES...........................  (37,660)   (9,500)
EXTRAORDINARY LOSSES ON EXTINGUISHMENT OF DEBT, NET OF
 INCOME TAX BENEFIT OF $2,892..............................   (4,338)
                                                            --------  --------
NET LOSS................................................... $(41,998) $ (9,500)
                                                            ========  ========
BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS
  Loss before extraordinary losses......................... $  (0.24) $  (0.07)
  Extraordinary losses.....................................    (0.03)
                                                            --------  --------
NET LOSS................................................... $  (0.27) $  (0.07)
                                                            ========  ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.................  156,515   131,269
                                                            ========  ========

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--Unaudited
                                 (In Thousands)

                                                           Three Months Ended
                                                               March 31,
                                                          ---------------------
                                                             2000       1999
                                                          ----------  ---------
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES..  $  (12,429) $   8,568
                                                          ----------  ---------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Payments for purchase of property and equipment and
   construction activities..............................    (102,757)   (45,380)
  Payments for acquisitions, net of cash acquired.......    (737,909)  (108,327)
  Acquisition escrow return--cash.......................                  2,735
  Advances of notes receivable..........................     (50,010)      (991)
  Deposits and other long-term assets...................      (9,566)    (4,190)
                                                          ----------  ---------
Cash used for investing activities......................    (900,242)  (156,153)
                                                          ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities....................   1,050,000
  Proceeds from convertible notes offering..............     450,000
  Repayment of notes payable and credit facilities......    (435,526)  (137,725)
  Net proceeds from equity offerings and stock options..       6,794    632,464
  Cash transfers from (to) CBS Corporation..............         101    (50,000)
  Distributions to minority interest....................         (81)       (66)
  Deferred financing costs..............................     (43,096)
                                                          ----------  ---------
Cash provided by financing activities...................   1,028,192    444,673
                                                          ----------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS...............     115,521    297,088
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........      25,212    186,175
                                                          ----------  ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD................  $  140,733  $ 483,263
                                                          ==========  =========

CASH PAID FOR INCOME TAXES..............................  $      873  $     223
                                                          ==========  =========
CASH PAID FOR INTEREST..................................  $   11,315  $   5,381
                                                          ==========  =========

NON-CASH TRANSACTIONS:
  Issuance of common stock, warrants and assumption of
   options for acquisitions.............................  $   66,544  $ 448,301
  Increase in due to CBS Corporation from estimated
   remaining tax liabilities............................  $           $   1,115
  Adjustment to redemption value of redeemable Class A
   common stock.........................................  $           $   1,702
  Escrow return--treasury stock.........................  $           $   1,528


           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited

1. Basis of Presentation and Accounting Policies

  The accompanying condensed consolidated financial statements have been prepared by American Tower Corporation (the Company or American Tower) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's 1999 Annual Report on Form 10-K filed with the SEC on March 29, 2000.

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

  Loss Per Common Share--Basic and diluted income or loss per common share have been determined in accordance with Statement of Financial Accounting Standards (FAS) No. 128, "Earnings Per Share," whereby basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by adjusting the weighted average number of common shares for dilutive potential common shares outstanding during the period, if any. In computing diluted per share amounts, the Company uses the treasury stock method, whereby unexercised options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Shares issuable upon exercise of options, warrants and other dilutive securities have been excluded from the computation of diluted income or loss per common share as the effect is anti-dilutive. Had options, warrants and other dilutive securities been included in the computation, shares for the diluted computation would have increased by approximately 40.9 million and 5.3 million for the three month periods ended March 31, 2000 and 1999, respectively.

  Recent Accounting Pronouncement--In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended in May 1999 by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133-- An Amendment of FASB Statement No. 133." This Statement establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) will depend on the entity's intended use of the derivative and its resulting designation (as defined in the statement). FAS No. 133, as amended, will be effective for the Company on January 1, 2001. The Company is currently in the process of evaluating the impact FAS No. 133 will have on the Company and its consolidated financial statements.

  Reclassifications--Certain reclassifications have been made to the 1999 condensed consolidated financial statements to conform to the 2000 presentation.

2. Income Taxes

  The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

3. Inventories

  Inventories, which consist primarily of finished goods and raw material component parts, are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) basis. The components of inventories are as follows (in thousands):

                                                March 31, 2000 December 31, 1999
                                                -------------- -----------------
Raw materials..................................    $ 9,093          $   859
Work in process................................        347              303
Finished goods.................................     15,869           10,100
                                                   -------          -------
  Total........................................    $25,309          $11,262
                                                   =======          =======

4. Acquisitions

  General--The acquisitions consummated during the first quarter of 2000 have been accounted for by the purchase method of accounting. The purchase prices have been allocated to the net assets acquired, principally intangible and tangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill and other intangible assets. For certain acquisitions the condensed consolidated financial statements reflect the preliminary allocation of purchase prices as the appraisals of assets acquired has not been finalized. The Company does not expect any changes in depreciation and amortization, as a result of such appraisals, to be material to the Company's consolidated results of operations.

  During the first quarter of 2000, the Company acquired various communication sites and related businesses for an aggregate preliminary purchase price of approximately $990.8 million. The total purchase price includes the payment of $846.2 million in cash, the issuance of 1.3 million shares of Class A common stock and the assumption of $59.3 million of debt. Significant transactions consummated during this period include the following:

AirTouch transaction--In August 1999, the Company agreed to lease on a long-term basis up to 2,100 towers from AirTouch Communications, Inc. (AirTouch). The Company's cumulative lease payments, based on 2,100 towers, aggregate $800.0 million in cash payable in part upon each closing, and five-year warrants to purchase 3.0 million shares of Class A common stock at $22.00 per share. At the first three closings in January and February 2000, the Company leased 1,180 towers, paid AirTouch $449.5 million in cash and issued a warrant for 3.0 million shares of Class A common stock. The remaining closings are expected to occur in the second and third quarter of 2000.

AT&T transaction--In September 1999, the Company agreed to purchase up to 1,942 towers from AT&T. These towers are located throughout the United States and were constructed by AT&T for its microwave operations. The purchase price is $260.0 million in cash, subject to adjustment if all towers are not purchased. At the first three closings in January, February and March 2000, the Company acquired 1,440 towers and paid AT&T $220.1 million. The remaining closings are expected to occur in the second and third quarter of 2000.

UNIsite merger--In January 2000, the Company consummated its merger with UNIsite, Inc. (UNIsite). The purchase price was approximately $196.4 million, which includes a payment of $147.7 million in cash and the assumption of $48.7 million of debt. In February 2000, the Company repaid the debt assumed in connection with the UNIsite transaction. Such repayment was at a premium of the outstanding principal balance. Accordingly, the Company recognized an extraordinary loss of $1.3 million (net of an income tax benefit of $1.0 million) from the extinguishment of this debt in the first quarter of 2000.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

  The following unaudited pro forma summary for the three months ended March 31, 2000 and 1999 presents the condensed consolidated results of operations as if all of the 2000 acquisitions discussed above had occurred as of January 1, 1999 after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1999 or of results which may occur in the future.

                                Three Months Three Months
                                   Ended        Ended
                                 March 31,    March 31,
                                    2000         1999
                                ------------ ------------
                                  In thousands, except
                                     per share data:
      Revenues................    $135,293     $ 72,301
      Net loss before extraor-
       dinary losses..........    $(42,641)    $(30,122)
      Net loss................    $(46,979)    $(30,122)
      Basic and diluted loss
       per common share before
       extraordinary losses...    $  (0.27)    $  (0.23)
      Basic and diluted loss
       per common share.......    $  (0.30)    $  (0.23)

  Since April 1, 2000, the Company has consummated several acquisitions for an aggregate preliminary purchase price of $89.2 million.

  In addition, the Company is also party to various agreements, including the remaining portion of the AT&T and Airtouch transactions, relating to the acquisition of assets and businesses from third parties for an estimated aggregate cost of approximately $427.5 million. Such transactions are subject to the satisfaction of customary closing conditions, which are expected to be met in the second and third quarters of 2000.

  The Company is also pursuing the acquisition of other properties and businesses in new and existing locations, although no definitive material agreements have been agreed to with respect to any such acquisitions.

5. Business Segments

  The Company operates in three business segments; rental and management (RM), services (Services), and Internet, voice, data and video transmission services
(IVDV). The RM segment provides for leasing and subleasing of antennae sites on multi-tenant towers for a diverse range of wireless communication industries, including personal communication services, paging, cellular, enhanced specialized mobile radio, specialized mobile radio and fixed microwave, as well as radio and television broadcasters. The Services segment offers a broad range of network development services, including radio frequency engineering, network design, site acquisition and construction, zoning and other regulatory approvals, tower construction, component part sales and antennae installation. The IVDV segment offers communication transmission services on both land and sea worldwide.

  The accounting policies applied in compiling segment information below are similar to those described in the Company's 1999 Annual Report on Form 10-K. In evaluating financial performance, management focuses on operating profit
(loss), excluding depreciation and amortization, development and corporate general and administrative expenses. This measure of operating profit (loss) is also before interest income and other, net, interest income, TV Azteca, interest expense, minority interest in net earnings of subsidiaries, income taxes and extraordinary losses.

  The Company's reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources and marketing strategies. In addition, all reported segment revenues are generated from external customers, as intersegment revenues are insignificant.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

  Summarized financial information concerning the Company's reportable segments as of and for the three months ended March 31, 2000 and 1999, is shown in the following table. The "Other" column below represents amounts excluded from specific segments such as income taxes, extraordinary losses, corporate general and administrative expense, development expense, depreciation and amortization and interest. In addition, "Other" also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts which have not been allocated to specific segments (in thousands).

                                  RM     Services   IVDV    Other      Total
                              ---------- -------- -------- --------  ----------
2000
 Revenues.................... $   53,707 $ 38,152 $ 23,658           $  115,517
 Operating profit (loss).....     25,215    5,952    4,642 $(77,807)    (41,998)
 Assets......................  2,763,657  594,688  233,004  663,791   4,255,140
1999
 Revenues.................... $   25,516 $ 10,826 $  6,066           $   42,408
 Operating profit (loss) ....     13,939    1,573    1,935 $(26,947)     (9,500)
 Assets......................  1,344,179  467,703   65,219  651,436   2,528,537

  Summarized geographical information of the Company's operating revenues and long-lived assets as of and for the three-month period ended March 31, 2000 are as follows:

      Operating Revenues:
        United States............................................... $  115,187
        Mexico......................................................        330
                                                                     ----------
      Total operating revenues...................................... $  115,517
                                                                     ==========
      Long-Lived Assets:
        United States............................................... $3,586,915
        Mexico......................................................     27,244
                                                                     ----------
      Total long-lived assets....................................... $3,614,159
                                                                     ==========

  The Company had no international operations for the three month period ended March 31, 1999.

6. Financing Transactions

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

  The New Credit Facilities are scheduled to amortize quarterly commencing on March 31, 2003 through 2007 based on defined percentages of outstanding commitment and principal balances. Interest rates for the revolving credit facility and the multi-draw term loan are determined, at the option of the Borrowers, at either 1.5% to 2.75% above LIBOR or 0.5% to 1.75% above the Base Rate. Interest rates for the term loan are determined at either 3.0% to 3.25% LIBOR or 2.0% to 2.25% above the defined Base Rate. The Borrowers are required to pay quarterly commitment fees equal to 0.5% to 1.0% per annum, depending on the level of facility

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES usage. In addition, the New Credit Facilities require maintenance of various financial covenants and ratios and are cross-guaranteed and cross-collateralized by substantially all of the assets of the Company. In connection with the repayment of existing borrowings with proceeds from the New Credit Facilities, the Company recognized an extraordinary loss on extinguishment of debt of approximately $3.0 million, net of a tax benefit of $2.0 million, in January 2000.

  February 2000 Convertible Note Issue--In February 2000, the Company completed a private placement of $450.0 million 5% Convertible Notes (5% Notes), issued at 100% of their face amount. The 5% Notes mature on February 15, 2010. Interest on the 5% Notes is payable semiannually on February 15 and August 15, commencing August 15, 2000. The indenture governing the 5% Notes does not contain any restrictions on the payment of dividends, the incurrence of debt or the repurchase of the Company's equity securities or any financial covenants.

  The 5% Notes are convertible at any time into shares of the Company's Class A common stock at a conversion price of $51.50 per share. The Company cannot redeem the 5% Notes prior to February 20, 2003 and the Company may be required to repurchase all or any of the 5% Notes on February 20, 2007 at their principal amount, together with accrued and unpaid interest. The Company may, at its option, elect to pay the repurchase price in cash or shares of Class A common stock or any combination thereof. Total net proceeds from the 5% Notes were approximately $438.7 million. A portion of the proceeds was used to pay off amounts outstanding under the Company's New Credit Facilities. The remaining proceeds have or will be used to finance acquisitions and construction.

7. Note Receivable--TV Azteca (Related Party)

  In December 1999, the Company signed definitive agreements to loan up to $120.0 million to TV Azteca S.A. de C.V. (TV Azteca), the owner of a major national television broadcast network in Mexico. The loan, of which approximately $100.0 million was advanced in February 2000, earns net interest at approximately 11.6%, payable quarterly. An executive officer and director of the Company also became a director of TV Azteca in December 1999. The Company also assumed marketing responsibility for approximately 190 broadcasting towers owned by TV Azteca. Under the terms of the marketing agreement, the Company will be entitled to receive 100% of the revenues generated by third party leases and will be responsible for any incremental operating expenses associated with those leases during the term of the loan. The initial term of the loan, twenty years, may be extended by TV Azteca for an additional fifty years. The Company is in the process of determining the fair value of the interest rate on its note receivable from TV Azteca. Any adjustments resulting from this determination will be recorded in the period in which they are known.

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

  . future results of operations,

  . liquidity and capital expenditures,

  . construction and acquisition activities,

  . debt levels and the ability to obtain financing and service debt,

  . regulatory developments and competitive conditions in the communications site and wireless carrier industries,

  . projected growth of the wireless communications and wireless carrier industries,

  . dependence on demand for satellites for internet data transmission, and

  . general economic conditions.

  The Company is a wireless communications and broadcast infrastructure company with three operating segments.

  . We operate a leading network of communications towers and are the largest independent operator of broadcast towers in the United States.

  . We provide comprehensive network development services for wireless service providers and broadcasters.

  . We operate a leading teleport business, which transmits Internet, voice, data and video communications worldwide.

During the three month period ended March 31, 2000, we acquired various communications sites, related businesses and teleports for aggregate preliminary purchase prices of approximately $990.8 million. Management expects that acquisitions consummated to date will have a material impact on future revenues, expenses and income from operations.

Results of Operations

  As of March 31, 2000, the Company owned and/or operated approximately 8,900 communications sites, as compared to approximately 3,400 communications sites as of March 31, 1999. The acquisitions consummated in 2000 and 1999 have significantly affected operations for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. See the notes to the condensed consolidated financial statements and the Company's annual report on Form 10-K for a description of the acquisitions consummated in 2000 and 1999.

Three Months Ended March 31, 2000 and 1999 (dollars in thousands)--Unaudited

                                      Three Months Ended
                                          March 31,        Amount of  Percentage
                                      --------------------  Increase   Increase
                                        2000       1999    (Decrease) (Decrease)
                                      ---------  --------- ---------- ----------
Revenues:
Rental and management...............  $  53,707  $ 25,516   $ 28,191      110%
Services............................     38,152    10,826     27,326      252%
Internet, voice, data and video
 transmission.......................     23,658     6,066     17,592      290%
                                      ---------  --------   --------
Total revenues......................    115,517    42,408     73,109      172%
                                      ---------  --------   --------
Operating Expenses:
Rental and management...............     28,492    11,577     16,915      146%
Services............................     32,200     9,253     22,947      248%
Internet, voice, data and video
 transmission.......................     19,016     4,131     14,885      360%
                                      ---------  --------   --------
Total operating expenses excluding
 depreciation and amortization,
 development and corporate general
 and administrative expenses........     79,708    24,961     54,747      219%
                                      ---------  --------   --------
Depreciation and amortization.......     55,198    24,669     30,529      124%
Development expense.................        988       267        721      270%
Corporate general and administrative
 expense............................      3,431     1,782      1,649       93%
Interest expense....................     32,l50     6,001     26,149      436%
Interest income and other, net......      2,586     4,949     (2,363)      48%
Interest income, TV Azteca, net of
 $160 of interest expense
 (related party)....................      2,308                2,308      N/A
Minority interest in net earnings of
 subsidiaries.......................         36         3         33    1,100%
Income tax benefit..................     13,440       826     12,614    1,527%
Extraordinary losses................      4,338                4,338      N/A
                                      ---------  --------   --------
Net loss............................  $ (41,998) $ (9,500)  $(32,498)     342%
                                      =========  ========   ========

 Rental and Management Revenue

  Rental and management revenue for the three months ended March 31, 2000, was $53.7 million, an increase of $28.2 million from the three months ended March 31, 1999. The majority of the increase is attributable to revenue generated from acquisitions consummated and/or towers constructed during 2000 and the latter part of 1999. The remaining factor contributing to the increase is an increase in comparable tower revenue in the first quarter 2000 for towers that existed in the first quarter of 1999.

 Services Revenue

  Services revenue for the three months ended March 31, 2000 was $38.2 million, an increase of $27.3 million from the three months ended March 31, 1999. The primary reason for the increase, $21.2 million, is because the three months ended March 31, 2000 has a full quarter of revenue generated from the entities acquired in the OmniAmerica, Inc. merger, whereas the three months ended March 31, 1999 has only one month. The remaining component of the increase, $6.1 million, is due to increased revenue generated from the Company's turn-key services business.

 Internet, Voice, Data and Video Transmission Revenue

  Internet, voice, data and video transmission (IVDV) revenue for the three months ended March 31, 2000 was $23.7 million, an increase of $17.6 million from the three months ended March 31, 1999. The primary reason for the increase is attributed to revenue generated from three acquisitions consummated subsequent to March 31, 1999. The remaining component of the increase is due to growth in the overall IVDV business existing at March 31, 1999.

 Rental and Management, Services and IVDV Expenses

  Rental and management, Services and IVDV expenses for the three months ended March 31, 2000 were $28.5 million, $32.2 million and $19.0 million, an increase of $16.9 million, $22.9 million and $14.9 million, respectively from the three months ended March 31, 1999. The primary reasons for the increase in these expenses are essentially the same as discussed above under each respective revenue segment.

 Depreciation and Amortization

  Depreciation and amortization for the three months ended March 31, 2000 was $55.2 million, an increase of $30.5 million from the three months ended March 31, 1999. A component of the increase is attributable to an increase in depreciation expense of $17.3 million. This is a direct result of the Company's purchase and/or acquisition of approximately $1.1 billion of property and equipment from April 1, 1999 to March 31, 2000. The other component of the increase is attributable to an increase in amortization of $13.2 million, resulting from the Company's recording and amortizing of approximately $848.1 million of goodwill and other intangible assets related to acquisitions consummated from April 1, 1999 to March 31, 2000.

 Development Expense

  Development expense for the three months ended March 31, 2000 was $0.9 million, an increase of $0.7 million from the three months ended March 31, 1999. These expenses include the costs incurred for abandoned acquisitions, the integration of acquisitions and new business initiatives. It is expected that the Company will continue to incur these expenses as it implements its growth strategy.

 Corporate General and Administrative Expenses

  Corporate general and administrative expenses for the three months ended March 31, 2000 were $3.4 million, an increase of $1.6 million from the three months ended March 31, 1999. The majority of the increase is a result of higher personnel and marketing costs associated with supporting the Company's increasing number of tower properties, expanding revenue base, and growth strategy. Another contributing factor is an overall increase in other administrative expenses due to the growth in size of the Company.

 Interest Expense

  Interest expense for the three months ended March 31, 2000 was $32.2 million, an increase of $26.1 million from the three months ended March 31, 1999. The increase is attributable to an increase in interest expense incurred on the Company's credit facilities of $13.1 million, convertible notes of $12.2 million, other notes payable of $1.5 million and an increase in deferred financing amortization of $1.4 million. These increases were offset by an increase in capitalized interest related to construction projects of $2.1 million.

 Interest Income and Other, Net

  Interest income and other, net for the three months ended March 31, 2000, was $2.6 million, a decrease of $2.4 million from the three months ended March 31, 1999. The decrease is primarily attributable to a decrease in interest earned on invested cash on hand of approximately $3.6 million offset by an increase in interest earned on deposits for acquisitions and advances to acquirees of $1.2 million.

 Interest Income-TV Azteca, Net

  Interest income TV Azteca, net for the three months ended March 31, 2000 was $2.3 million. Amounts included within this caption represent interest earned on the Company's notes receivable from TV Azteca of $2.5 million offset by interest expense of $0.2 million. An officer and director of the Company became a director of TV Azteca in December 1999.

 Income Tax Benefit

  The income tax benefit for the three months ended March 31, 2000 was $13.4 million, an increase of $12.6 million from the three months ended March 31, 1999. The primary reason for the increase is a result of the

Company's increase in its loss before income taxes and extraordinary losses offset by an increase in amortization of non-deductible goodwill arising from stock acquisitions consummated in the first quarter 2000 and 1999. The effective tax rate differs in both periods from the statutory rate due to the effect of non-deductible items, principally the amortization of goodwill, on certain stock acquisitions for which the Company has recorded no tax benefit.

  In assessing the realizability of the deferred tax asset, the Company analyzed its forecast of future taxable income and concluded that recoverability of the net deferred tax asset is more likely than not. The realization of the deferred tax asset is not dependent upon significant changes in the current relationship between income reported for financial and tax purposes, or material asset sales or other transactions not in the ordinary course of business.

 Extraordinary Losses on Extinguishment of Debt, Net

  The Company incurred extraordinary losses on the extinguishment of debt, net in the first quarter 2000 of $4.3 million. The losses were incurred as a result of an amendment and restatement of our primary credit facility ($3.0 million, net of a tax benefit of $2.0 million) and the Company's early retirement of debt assumed as part of the Unisite, Inc. merger ($1.3 million, net of a tax benefit of $1.0 million).

Liquidity and Capital Resources

  For the three months ended March 31, 2000, cash flows used for operating activities were $12.4 million, as compared to cash flows provided for operating activities of $8.6 million for the three months ended March 31, 1999. The change is primarily attributable to the Company's cash pay down on certain acquired liabilities and its purchase of other current assets.

  For the three months ended March 31, 2000, cash flows used for investing activities were $900.2 million, as compared to $156.2 million for the three months ended March 31, 1999. The increase in 2000 is primarily due to an increase in cash expended for mergers and acquisitions of approximately $629.0 million coupled with an increase in property and equipment expenditures of approximately $57.0 million and advances of notes receivable of $49.0 million.

  For the three months ended March 31, 2000, cash flows provided by financing activities were $1.0 billion as compared to $444.7 million for the three months ended March 31, 1999. The increase is primarily related to increased borrowings under the Company's credit facility during the first quarter of 2000.

  The Company's liquidity needs arise from its acquisition-related activities, debt service, working capital and capital expenditures associated principally with its construction program. As of March 31, 2000, the Company maintained approximately $140.7 million in cash and cash equivalents, working capital of approximately $125.0 million, and had approximately $473.7 million available under its credit facilities. Historically, the Company has met its operational liquidity needs with internally generated funds and has financed its acquisitions and its construction program, including related working capital needs, with a combination of capital funds from sales of its equity and debt securities and bank borrowings.

  Credit Facilities--In January 2000, the Company completed its New Credit Facilities with its senior lenders. The New Credit Facilities increased the borrowing capacity of the Borrowers to $2.0 billion, subject to certain borrowing base restrictions, such as operating cash flow and construction cost levels. The New Credit Facilities provide for a $650.0 million revolving credit facility maturing on June 30, 2007, an $850.0 million multi-draw term loan maturing on June 30, 2007 and a $500.0 million term loan maturing on December 31, 2007. Subject to lender approval, the Borrowers may request the New Credit Facilities to be increased up to an additional $500.0 million.

  The New Credit Facilities are scheduled to amortize quarterly commencing on March 31, 2003 through 2007 based on defined percentages of outstanding commitment and principal balances. Interest rates for the revolving credit facility and the multi-draw term loan are determined, at the option of the Borrowers, at either

1.5% to 2.75% above LIBOR or 0.5% to 1.75% above the Base Rate. Interest rates for the term loan are determined at either 3.0% to 3.25% LIBOR or 2.0% to 2.25% above the defined Base Rate. The Borrowers are required to pay quarterly commitment fees equal to 0.5% to 1.0% per annum, depending on the level of facility usage. In addition, the New Credit Facilities require maintenance of various financial covenants and ratios and are cross-guaranteed and cross-collateralized by substantially all of the assets of the Company. In connection with the repayment of existing borrowings with proceeds from the New Credit Facilities, the Company recognized an extraordinary loss on extinguishment of debt of approximately $3.0 million, net of a tax benefit of $2.0 million, in the first quarter 2000.

  February 2000 Convertible Note Issue--In February 2000, the Company completed a private placement of $450.0 million 5% Convertible Notes, issued at 100% of their face amount. The 5% Notes mature on February 15, 2010. Interest on the 5% Notes is payable semiannually on February 15 and August 15, commencing August 15, 2000. The indenture governing the 5% Notes does not contain any restrictions on the payment of dividends, the incurrence of debt or the repurchase of the Company's equity securities or any financial covenants.

  The 5% Notes are convertible at any time into shares of the Company's Class A common stock at a conversion price of $51.50 per share. The Company cannot redeem the 5% Notes prior to February 20, 2003 and the Company may be required to repurchase all or any of the 5% Notes on February 20, 2007 at their principal amount, together with accrued and unpaid interest. The Company may, at its option, elect to pay the repurchase price in cash or shares of Class A common stock or any combination thereof. Total net proceeds from the 5% Notes were approximately $438.7 million. A portion of the proceeds was used to pay off amounts outstanding under the Company's New Credit Facilities. The remaining proceeds have or will be used to finance acquisitions and construction.

  As of March 31, 2000, the Company had approximately $1.9 billion of long-term debt, of which $1.8 billion was outstanding in the form of term loans, revolving credit facilities and convertible notes. Debt service requires a substantial portion of the Company's cash flow from operations. Accordingly, the Company's leverage could make it vulnerable to a downturn in the operating performance of its tower properties or in economic conditions. The Company believes that its cash flows from operations will be sufficient to meet its debt service requirements for interest and scheduled payments of principal under its existing credit facilities. If such cash flow were not sufficient to meet such debt service requirements, the Company might sell equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. The Company may not be able to effect any of such transactions on favorable terms. The Company believes that is has sufficient financial resources available to it, including borrowings under its credit facilities, to finance operations for the foreseeable future.

  During the three months ended March 31, 2000, the Company had capital expenditures of approximately $105.0 million primarily related to construction activities and completed the construction of approximately 300 towers. The Company's 2000 business plan calls for total capital expenditures of approximately $535.2 million. Included in that plan (exclusive of broadcast towers, but inclusive of the Company's commitment under build-to-suit agreements) is the construction of approximately 1,200 towers for our own account at a cost of between $196.0 million and $240.0 million. In addition, the plan includes the construction of approximately 20 broadcast towers at an estimated cost of $50.0 million to $70.0 million. Remaining capital expenditures relate to enhancements in information technology, infrastructure and structural improvements. Management believes that the Company has sufficient funds available to finance current construction plans and pending acquisitions.

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

  ATC Separation--The Company continues to be obligated under the ATC Separation agreement for certain tax liabilities to CBS Corporation and American Radio Systems. As of March 31, 2000 no matters covered under this indemnification have been brought to the Company's attention.

  Acquisitions--As of March 31, 2000, the Company was a party to various agreements relating to the acquisition of assets or businesses from various third parties. See note 4 of the condensed consolidated financial statements.

Recent Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended in May 1999 by FAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133." This Statement establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) will depend on the entity's intended use of the derivative and its resulting designation (as defined in the statement). FAS No. 133, as amended, will be effective for the Company on January 1, 2001. The Company is currently in the process of evaluating the impact FAS No. 133 will have on the Company and its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. The Company attempts to reduce these risks by utilizing derivative financial instruments, namely interest rate caps, swaps and floortions pursuant to Company policies. All derivative financial instruments are for purposes other than trading.

  For the three months ended March 31, 2000, the Company increased its borrowings under its credit facilities by approximately $675.0 million. In addition, the Company also completed a private placement of $450.0 million 5% Notes issued at 100% of their face amount. Lastly, the Company entered into several interest rate cap, swap and floortion agreements to reduce the Company's risk with respect to its variable rate debt under its credit facilities.

  The following table provides information as of March 31, 2000, about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate caps, swaps and floortions the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates.

                             As of March 31, 2000
 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In
                                  Thousands)

Long-Term Debt            2000          2001        2002          2003       2004  2005   Thereafter   Total    Fair Value
---------------------  ----------    ----------  ----------    ----------    ---- ------- ---------- ---------- ----------
Principal Amount(a)..                $      276  $      326    $      355    $385 $37,085 $1,819,558 $1,857,987 $1,857,987
Average Interest
 Rate(a).............

   Aggregate Notional Amounts Associated with Interest Rate Caps, Swaps and
                          Floortions in Place During
the Year and Interest Rate Detail by Contractual Maturity Dates (In Thousands)

Interest Rate CAPS
---------------------
Notional Amount......     431,840(c)    364,980     364,980(d)
Weighted-Average
 Fixed Rate(b).......        8.97%         9.00%       9.00%

Interest Rate SWAPS
---------------------
Notional Amount......  $  410,000    $  410,000  $  410,000(e)    365,000(f)
Weighted Average
 Interest Rate
 Range(b)............  6.49%-6.81%   6.49%-6.81% 6.49%-6.81%   6.49%-6.79%

Interest Rate
Floortions
---------------------
Notional Amount......                $  290,000  $  290,000     $ 290,000(g)
Weighted Average
 Interest Rate
 Range(b)............                6.00%-6.56% 6.00%-6.56%   6.00%-6.56%

---------------
(a) March 31, 2000 long-term debt consists of our credit facilities ($765.0 million), the 2.25% and the 6.25% notes ($604.6 million) the 5% notes ($450.0 million) and a mortgage payable ($38.4 million). Interest on the credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly, and accrues at our option either at LIBOR plus margin (as defined) or the Base Rate plus margin (as defined). The average interest rate in effect at March 31, 2000 for the credit facilities was 9.28%. For the three months ended March 31, 2000, the weighted average interest rate under the credit facilities was 9.34%. The 2.25% and 6.25% notes each bear interest (after giving effect to the accretion of the original discount on the 2.25% notes) at 6.25%, which is payable semiannually on April 15 and October 15 of each year beginning April 15, 2000. The 5% notes bear interest at 5% which is payable semiannually on February 15 and August 15 of each year beginning on August 15, 2000. The mortgage payable bears interest at 8.42% and is payable on a monthly basis.
(b) Represents the weighted-average-fixed rate or range of interest based on contract notional amount as a percentage of total notional amounts in a given year.
(c) Includes notional amounts of $21,500, $23,750 and $21,610, which have/will expire in January, April and July 2000, respectively.
(d) Includes notional amounts of $364,980, which will expire in February 2002.
(e) Includes notional amounts of $45,000, which will expire in March 2002.
(f) Includes notional amounts of $75,000 and $290,000, which will expire in January and February 2003, respectively.
(g) Includes notional amounts of $290,000 which will expire in August 2001.

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

                          PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

  The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company's consolidated financial position, the results of its operations or liquidity.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

 Changes in Securities--None.

 Recent Sales of Unregistered Securities. In February 2000, the Company completed a private notes placement of $450.0 million principle amount of 5% Convertible Notes due 2010, to certain institutional purchasers pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933. The notes are convertible into shares of Class A Common Stock at a conversion price of $51.50. The Company may not redeem the 5% notes prior to February 20, 2003. Holders may require the Company to repurchase all or any of their 5% notes on February 20, 2007 at their principal amount, together with accrued and unpaid interest. The Company may at its option elect to pay the repurchase price in cash or shares of Class A common stock, or any combination thereof.

  The net proceeds to the Company from such sale were approximately $438.7 million (after deduction of the initial purchaser's discount and estimated offering expenses). None of the expenses paid in connection with the distribution of the 5% notes in the offering, and none of the net offering proceeds, were paid directly or indirectly to directors, officers, or general partners of the Company or their associates, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company, except Chase Manhattan Bank, an affiliate of Mr. Chavkin (a Director of the Company), with a participation of 6.58% received its pro-rata portion of the $155.0 million debt repayment on the Company's New Credit Facilities.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.


  Listed below are the exhibits which are filed as part of this Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K).

 Exhibit
 No.                             Description of Document                          Exhibit File No.
 -------                         -----------------------                          ----------------
 3(i)    Restated Certificate of Incorporation, as amended, as filed with the
         Secretary of State of the State of Delaware on June 4, 1999............. Incorporated by
                                                                                  reference to Exhibit
                                                                                  3(i) from ATC's
                                                                                  Quarterly Report on Form
                                                                                  10-Q filed on August 16,
                                                                                  1999.

 3(ii)   By-Laws of ATC.......................................................... Incorporated by
                                                                                  reference to Exhibit
                                                                                  3(ii).1 from ATC's
                                                                                  Annual Report on Form
                                                                                  10-K filed on March 19,
                                                                                  1999.

 4.1     Indenture by and between the Company and The Bank of New York as Trustee, for the 5.0% Notes due 2010, dated as of February 15, 2000.. Incorporated by reference to Exhibit 4.1
                                                                                  from ATC's Current
                                                                                  Report on Form 8-K filed
                                                                                  on February 24, 2000.

 Exhibit
 No.                        Description of Document                     Exhibit File No.
 -------                    -----------------------                     ----------------
 4.2     Form of 5.0% Notes Due 2010 (included in Exhibit 4.1)......... Incorporated by reference to
                                                                        Exhibit 4.1 from ATC's
                                                                        Current
                                                                        Report on Form 8-K filed
                                                                        on
                                                                        February 24, 2000.

 4.3     Registration Rights Agreement by and among the Company and the Initial Purchasers named therein, dated as of
         February 15, 2000............................................. Incorpoorated by
                                                                        reference to
                                                                        Exhibit 4.3 from ATC's
                                                                        Current
                                                                        Report on Form 8-K filed
                                                                        on
                                                                        February 24, 2000.

 10.1    Amended and Restated Loan Agreement, dated as of January 6,
         2000, among American Tower, L.P., American Towers, Inc. and
         ATC Teleports, Inc., as Borrowers and Toronto Dominion (Texas)
         Inc., as Administrative Agent, and the Bank Parties thereto... Incorporated by reference to
                                                                        Exhibit 10.1 from ATC's
                                                                        Current
                                                                        Report on Form 8-K filed
                                                                        on
                                                                        January 28, 2000.

 27      Financial Data Schedule....................................... Filed herewith as
                                                                        Exhibit 27

  (b) Reports on Form 8-K.
   1. Form 8-K (Items 2, 5 and 7) filed on January 28, 2000.
   2. Form 8-K (Items 2 and 7) filed on January 31, 2000.
   3. Form 8-K (Items 5 and 7) filed on February 9, 2000.
   4. Form 8-K (Items 5 and 7) filed on February 24, 2000.
   5. Form 8-K (Items 2 and 7) filed on March 14, 2000.
   6. Form 8-K (Item 7) filed on March 30, 2000.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          American Tower Corporation

                                          By: /s/ Joseph L. Winn
Date: May 15, 2000                           ----------------------------------
                                                       Joseph L. Winn
                                                Treasurer & Chief Financial
                                                          Officer
                                                 (Duly Authorized Officer)

Date: May 15, 2000                        By: /s/ Justin D. Benincasa
                                             ----------------------------------
                                                    Justin D. Benincasa
                                                 Vice President & Corporate
                                                         Controller
                                                 (Duly Authorized Officer)