Form 10-Q
period 2000-06-30
AMERICAN TOWER CORP /MA/
filed 2000-08-14
CIK 1053507

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-Q

                               ----------------

(Mark One):

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934. For the quarterly period ended June 30, 2000.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                                                                Outstanding at
Class of Common Stock                                           August 1, 2000
---------------------                                         ------------------
Class A Common Stock......................................... 168,331,558 shares
Class B Common Stock.........................................   8,232,303 shares
Class C Common Stock.........................................   2,267,813 shares
                                                              ------------------
  Total...................................................... 178,831,674 shares
                                                              ==================

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           AMERICAN TOWER CORPORATION

                                     INDEX

                                                                       Page No.
                                                                       --------
                    PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

    Condensed Consolidated Balance Sheets June 30, 2000 and December
     31, 1999.........................................................     1
    Condensed Consolidated Statements of Operations Three and Six
     Months Ended June 30, 2000 and 1999..............................     2
    Condensed Consolidated Statements of Cash Flows Six Months Ended
     June 30, 2000 and 1999...........................................     3
    Notes to Condensed Consolidated Financial Statements..............     4

Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................    10

Item 3. Quantitative and Qualitative Disclosures about Market Risk....    19

                      PART II. OTHER INFORMATION

Item 1. Legal Proceedings.............................................    20

Item 2. Changes in Securities and Use of Proceeds.....................    20

Item 4. Submission of Matters to a Vote of Security Holders...........    20

Item 6. Exhibits and Reports on Form 8-K..............................    22

Signatures............................................................    23

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS--(Unaudited)
                       (in thousands, except share data)

                                                       June 30,    December 31,
                                                         2000          1999
                                                      -----------  ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..........................  $   518,758  $    25,212
 Accounts receivable, net of allowance for doubtful
  accounts of $5,694 and $3,386, respectively.......      129,310       58,482
 Prepaid and other current assets...................       31,289       13,835
 Inventories........................................       27,163       11,262
 Cost in excess of billings on uncompleted contracts
  and unbilled receivables..........................       23,809       13,363
 Deferred income taxes..............................        1,829        1,718
 Due from CBS Corporation...........................        7,943       15,535
                                                      -----------  -----------
 Total current assets...............................      740,101      139,407
                                                      -----------  -----------
Property and equipment, net.........................    1,774,076    1,092,346
Goodwill and other intangible assets, net...........    2,208,288    1,403,897
Notes receivable (related party: $108,878 and
 $60,000, respectively).............................      116,021      118,802
Deposits and other long-term assets.................       63,613      134,568
Investments in unconsolidated subsidiaries..........       45,885       15,594
Deferred income taxes...............................      140,360      114,252
                                                      -----------  -----------
  Total.............................................  $ 5,088,344  $ 3,018,866
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt..................  $     5,708  $     4,736
 Accounts payable...................................       38,814       25,564
 Accrued expenses...................................       57,187       32,732
 Accrued tower construction costs...................       41,425       37,671
 Accrued interest...................................       29,238        6,769
 Billings in excess of costs on uncompleted
  contracts and unearned revenue....................       32,904       17,515
                                                      -----------  -----------
 Total current liabilities..........................      205,276      124,987
                                                      -----------  -----------
 Long-term debt:
 Credit facilities..................................    1,032,500       90,000
 Convertible notes..................................      916,929      602,259
 Other..............................................       60,133       43,827
 Other long-term liabilities........................        8,172        4,057
                                                      -----------  -----------
 Total liabilities..................................    2,223,010      865,130
                                                      -----------  -----------
Minority interest in subsidiaries...................       17,261        8,653
                                                      -----------  -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred Stock; $0.01 par value; 20,000,000 shares
  authorized; no shares issued or outstanding.......
 Class A Common Stock; $.01 par value; 500,000,000
  shares authorized; 167,610,405 and 144,965,623
  shares issued and 167,467,282 and 144,889,220
  outstanding, respectively.........................        1,676        1,450
 Class B Common Stock; $.01 par value; 50,000,000
  shares authorized; 8,232,303 and 8,387,910 shares
  issued and outstanding, respectively..............           82           84
 Class C Common Stock; $.01 par value; 10,000,000
  shares authorized; 2,267,813 and 2,422,804 shares
  issued and outstanding, respectively..............           23           24
 Additional paid-in capital.........................    3,051,631    2,245,482
 Accumulated deficit................................     (201,059)    (100,429)
 Less: Treasury stock (143,123 and 76,403 shares at
  cost, respectively)...............................       (4,280)      (1,528)
                                                      -----------  -----------
 Total stockholders' equity.........................    2,848,073    2,145,083
                                                      -----------  -----------
  Total.............................................  $ 5,088,344  $ 3,018,866
                                                      ===========  ===========

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS--Unaudited
                     (In Thousands, Except Per Share Data)

                                          Three Months      Six Months Ended
                                         Ended June 30,         June 30,
                                        -----------------  -------------------
                                          2000     1999      2000       1999
                                        --------  -------  ---------  --------
REVENUES:
  Rental and management................ $ 63,233  $31,356  $ 116,940  $ 56,872
  Services.............................   74,026   21,412    112,178    32,238
  Internet, voice, data and video
   transmission services...............   29,788    6,385     53,446    12,451
                                        --------  -------  ---------  --------
      Total operating revenues.........  167,047   59,153    282,564   101,561
                                        --------  -------  ---------  --------
OPERATING EXPENSES:
  Operating expenses excluding
     depreciation and amortization,
     development and corporate general
     and administrative expenses:
    Rental and management..............   31,290   13,780     59,782    25,372
    Services...........................   65,127   15,296     97,327    24,534
    Internet, voice, data and video
     transmission services.............   23,242    4,493     42,258     8,624
  Depreciation and amortization........   67,093   33,139    122,291    57,808
  Development expense..................    4,196      290      5,184       557
  Corporate general and administrative
   expense.............................    3,084    2,291      6,515     4,073
                                        --------  -------  ---------  --------
      Total operating expenses.........  194,032   69,289    333,357   120,968
                                        --------  -------  ---------  --------
LOSS FROM OPERATIONS...................  (26,985) (10,136)   (50,793)  (19,407)
                                        --------  -------  ---------  --------
OTHER (EXPENSE) INCOME:
  Interest expense.....................  (38,437)  (5,538)   (70,587)  (11,539)
  Interest income and other, net.......    3,851    5,788      6,437    10,737
  Interest income, TV Azteca, net of
   interest expense of $297 and $457,
   respectively (related party)
   (see note 7)........................    3,155               5,463
  Note conversion expense..............  (16,968)            (16,968)
  Minority interest in net (earnings)
   losses of subsidiaries..............      (22)      82        (58)       79
                                        --------  -------  ---------  --------
TOTAL OTHER (EXPENSE) INCOME...........  (48,421)     332    (75,713)     (723)
                                        --------  -------  ---------  --------
LOSS BEFORE INCOME TAXES AND
 EXTRAORDINARY LOSSES..................  (75,406)  (9,804)  (126,506)  (20,130)
INCOME TAX BENEFIT (EXPENSE)...........   16,774      (79)    30,214       747
                                        --------  -------  ---------  --------
LOSS BEFORE EXTRAORDINARY LOSSES.......  (58,632)  (9,883)   (96,292)  (19,383)
EXTRAORDINARY LOSSES ON EXTINGUISHMENT
 OF DEBT, NET OF INCOME TAX BENEFIT OF
 $2,892................................                       (4,338)
                                        --------  -------  ---------  --------
NET LOSS............................... $(58,632) $(9,883) $(100,630) $(19,383)
                                        ========  =======  =========  ========
BASIC AND DILUTED NET LOSS PER COMMON
 SHARE AMOUNTS
  Loss before extraordinary losses..... $  (0.36) $ (0.06) $   (0.60) $  (0.14)
  Extraordinary losses.................                        (0.03)
                                        --------  -------  ---------  --------
NET LOSS............................... $  (0.36) $ (0.06) $   (0.63) $  (0.14)
                                        ========  =======  =========  ========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING...........................  161,021  155,604    158,768   143,503
                                        ========  =======  =========  ========

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--Unaudited
                                 (In Thousands)

                                                            Six Months Ended
                                                                June 30,
                                                          ---------------------
                                                             2000       1999
                                                          ----------  ---------
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES..  $ (42,708)  $  25,844
                                                          ----------  ---------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Payments for purchase of property and equipment and
   construction activities..............................    (196,151)  (111,943)
  Payments for acquisitions, net of cash acquired.......  (1,005,206)  (162,151)
  Advances of notes receivable..........................     (70,711)    (5,421)
  Repayment of notes receivable.........................       2,099         24
  Deposits and other long-term assets...................     (19,319)   (21,296)
                                                          ----------  ---------
Cash used for investing activities......................  (1,289,288)  (300,787)
                                                          ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities....................   1,377,500
  Proceeds from convertible notes offering..............     450,000
  Repayment of notes payable and credit facilities......    (495,829)  (142,185)
  Net proceeds from equity offerings and stock options..     531,054    634,336
  Cash payments from (to) CBS Corporation...............       7,592    (50,000)
  Distributions to minority interest....................        (162)      (162)
  Deferred financing costs..............................     (44,613)
                                                          ----------  ---------
Cash provided by financing activities...................   1,825,542    441,989
                                                          ----------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS...............     493,546    167,046
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........      25,212    186,175
                                                          ----------  ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD................  $  518,758  $ 353,221
                                                          ==========  =========

CASH PAID FOR INCOME TAXES..............................  $    1,271  $     574
                                                          ==========  =========
CASH PAID FOR INTEREST..................................  $   45,664  $  12,493
                                                          ==========  =========

NON-CASH TRANSACTIONS:
  Issuance of common stock, warrants and assumption of
   options for acquisitions.............................  $  119,197  $ 448,037
  Increase in due to CBS Corporation from estimated
   remaining tax liabilities............................  $           $   1,121
  Treasury stock transactions...........................  $    2,752  $   1,528
  Note conversion transaction...........................  $  153,368
  TV Azteca transaction.................................  $   25,819
  Capital leases........................................  $    3,448

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited

1. Basis of Presentation and Accounting Policies

  The accompanying condensed consolidated financial statements have been prepared by American Tower Corporation (the Company or American Tower) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures are adequate to make the information presented not misleading. In addition, the Company believes such information reflects all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and results of operations for the periods presented. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's 1999 Annual Report on Form 10-K filed with the SEC on March 29, 2000 and quarterly report on Form 10-Q for the three months ended March 31, 2000 filed on May 15, 2000.

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

  Loss Per Common Share--Basic and diluted income or loss per common share have been determined in accordance with Statement of Financial Accounting Standards (FAS) No. 128, "Earnings Per Share," whereby basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by adjusting the weighted average number of common shares for dilutive potential common shares outstanding during the period, if any. In computing diluted per share amounts, the Company uses the treasury stock method, whereby unexercised options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Shares issuable upon exercise of options, warrants and other dilutive securities have been excluded from the computation of diluted income or loss per common share as the effect is anti-dilutive. Had options, warrants and other dilutive securities been included in the computation, shares for the diluted computation would have increased by approximately 42.3 million and 5.4 million for the three months ended June 30, 2000 and 1999, respectively, and 41.6 million and 4.3 million for the six months ended June 30, 2000 and 1999, respectively.

  Recent Accounting Pronouncement--In June 1998, the Financial Accounting Standards Board (FASB) issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended in May 1999 by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133." This Statement establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) will depend on the entity's intended use of the derivative and its resulting designation (as defined in the statement). FAS No. 133, as amended, will be effective for the Company on January 1, 2001. The Company is currently in the process of evaluating the impact FAS No. 133 will have on the Company and its consolidated financial statements.

  The SEC has issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition," which provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 will be effective for the Company on October 1, 2000. The Company does not believe the adoption of SAB No. 101 will be material to its consolidated financial statements.

  Reclassifications--Certain reclassifications have been made to the 1999 condensed consolidated financial statements to conform to the 2000 presentation.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

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

3. Inventories

  Inventories, which consist primarily of finished goods and raw material component parts, are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) basis. The components of inventories are as follows (in thousands):

                                                 June 30, 2000 December 31, 1999
                                                 ------------- -----------------
Raw materials...................................    $10,266         $   859
Work in process.................................        525             303
Finished goods..................................     16,372          10,100
                                                    -------         -------
  Total.........................................    $27,163         $11,262
                                                    =======         =======

4. Acquisitions

  General--The acquisitions consummated during the six month period ended June 30, 2000 have been accounted for by the purchase method of accounting. The purchase prices have been allocated to the net assets acquired, principally intangible and tangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill and other intangible assets. For certain acquisitions the condensed consolidated financial statements reflect the preliminary allocation of purchase prices as the appraisals of assets acquired has not been finalized. The Company does not expect any changes in depreciation and amortization, as a result of such appraisals, to be material to the Company's consolidated results of operations.

  During the six month period ended June 30, 2000, the Company acquired various communication sites and related businesses for an aggregate preliminary purchase price of approximately $1.3 billion. The total purchase price includes the payment of $1.0 billion in cash, the issuance of 2.4 million shares of Class A common stock and the assumption of $59.3 million of debt. Significant transactions consummated during this period include the following:

AirTouch transaction--In August 1999, the Company agreed to lease on a long-term basis up to 2,100 towers from AirTouch Communications, Inc. (AirTouch). The Company's cumulative lease payments, based on 2,100 towers, aggregate $800.0 million in cash payable in part upon each closing, and five-year warrants to purchase 3.0 million shares of Class A common stock at $22.00 per share. At the first five closings in the first and second quarters of 2000, the Company leased 1,600 towers, paid AirTouch $609.5 million in cash and issued warrants for 3.0 million shares of Class A common stock. It is expected that the Company will not close on approximately 150 of the towers included in the initial agreement. The remaining closings are expected to occur in the third and fourth quarters of 2000 as the initial term of the agreement was extended through October 2000.

AT&T transaction--In September 1999, the Company agreed to purchase up to 1,942 towers from AT&T. These towers are located throughout the United States and were constructed by AT&T for its microwave operations. The purchase price is $260.0 million in cash, subject to adjustment if all towers are not purchased. At the four closings in the first and second quarters of 2000, the Company acquired 1,910 towers and paid AT&T $258.0 million. It is expected that the Company will close on any remaining towers in the third quarter of 2000.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

  Management estimates that a portion of the towers acquired in the AT&T transaction will not be marketable for wireless co-location. Accordingly, the Company has committed to a plan to dispose of these towers, which is in the process of being finalized. Based on the preliminary information accumulated to date, the Company estimates that the cost to dispose of these towers will approximate $11.0 million, and has recorded this as a purchase price adjustment and a current liability in the accompanying June 30, 2000 consolidated balance sheet. The plan is expected to be finalized in the third quarter 2000.

UNIsite merger--In January 2000, the Company consummated its merger with UNIsite, Inc. (UNIsite). The purchase price was approximately $196.4 million, which included a payment of $147.7 million in cash and the assumption of $48.7 million of debt. In February 2000, the Company repaid the debt assumed in connection with the UNIsite transaction. Such repayment was at a premium of the outstanding principal balance. Accordingly, the Company recognized an extraordinary loss of $1.3 million (net of an income tax benefit of $1.0 million) from the extinguishment of this debt in the first quarter of 2000.

USEI merger--In June 2000, the Company consummated its merger with U.S. Electrodynamics, Inc. (USEI). The purchase price consisted of approximately
1.1 million shares of Class A common stock and $25.7 million in cash. The acquisition involved around-the-clock teleport facilities in the Pacific Northwest, the Southwest and the Northeast with a total of 52 antennas that access satellites covering the continental United States and Pacific ocean region.

General Telecom acquisition--In June 2000, the Company consummated the stock purchase of General Telecom, Inc. (General Telecom). The purchase price consisted of $28.5 million in cash and is subject to adjustment based on the net working capital of General Telecom at closing. The Company's acquisition of General Telecom provides it with independent partition voice switching capabilities and network management services at three major voice communications gateways in New York, Miami and Los Angeles.

  The following unaudited pro forma summary for the six months ended June 30, 2000 and 1999 presents the condensed consolidated results of operations as if all of the 2000 acquisitions had occurred as of January 1, 1999 after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1999 or of results which may occur in the future.

                                                           Six Months  Six Months
                                                             Ended       Ended
                                                            June 30,    June 30,
                                                              2000        1999
                                                           ----------  ----------
                                                           In thousands, except
                                                              per share data:
      Revenues............................................ $ 332,726    $196,798
      Net loss before extraordinary losses................ $(110,805)   $(67,009)
      Net loss............................................ $(115,143)   $(67,009)
      Basic and diluted loss per common share before
       extraordinary losses............................... $   (0.69)   $  (0.46)
      Basic and diluted loss per common share............. $   (0.72)   $  (0.46)

  Since July 1, 2000, the Company has consummated several acquisitions for an aggregate preliminary purchase price of approximately $69.3 million.

  In addition, the Company is also party to various agreements, including the remaining portions of the AirTouch and AT&T transactions, relating to the acquisition of assets and businesses from third parties for an estimated aggregate cost of approximately $143.9 million. Such transactions are subject to the satisfaction of customary closing conditions, which are expected to be met in the third and fourth quarters of 2000.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Other transactions--In July 2000, the Company was awarded a contract by AT&T Wireless Services, Inc. to provide turnkey services for its fixed wireless digital broadband network deployment in key markets throughout the United States. The Company has already begun work in several markets and has been given notice to proceed with network deployment on approximately 1,500 sites. Deployment for these sites is expected to be completed by the end of 2001. Under the Agreement, additional markets may be added over the next two years.

  The Company is also pursuing the acquisition of other properties and businesses in new and existing locations, although no definitive material agreements have been agreed to with respect to any such acquisitions.

5. Business Segments

  The Company operates in three business segments: rental and management (RM), services (Services), and Internet, voice, data and video transmission services
(IVDV). The RM segment provides for leasing and subleasing of antennae sites on multi-tenant towers for a diverse range of wireless communication industries, including personal communication services, paging, cellular, enhanced specialized mobile radio, specialized mobile radio and fixed microwave, as well as radio and television broadcasters. The Services segment offers a broad range of network development services, including radio frequency engineering, network design, site acquisition and construction, zoning and other regulatory approvals, tower construction, component part sales and antennae installation. The IVDV segment offers both domestic and international satellite and Internet protocol network transmission services to Internet, voice and data providers, as well as television networks, broadcasters, cable programmers, major cruise lines and the U.S. military.

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

  Summarized financial information concerning the Company's reportable segments as of and for the three and six months ended June 30, 2000 and 1999, is shown in the following table (in thousands). The "Other" column below represents amounts excluded from specific segments such as income taxes, extraordinary losses, corporate general and administrative expense, development expense, depreciation and amortization and interest. In addition, "Other" also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts which have not been allocated to specific segments.

Three Months Ended June
30,                            RM     Services   IVDV     Other       Total
-------------------------- ---------- -------- -------- ----------  ----------
2000
  Revenues................ $   63,233 $ 74,026 $ 29,788             $  167,047
  Operating profit
   (loss).................     31,943    8,899    6,546 $ (106,020)    (58,632)
  Assets..................  3,144,124  522,926  307,161  1,114,133   5,088,344
1999
  Revenues................ $   31,356 $ 21,412 $  6,385             $   59,153
  Operating profit (loss)
   .......................     17,576    6,116    1,892 $  (35,467)     (9,883)
  Assets..................  1,383,770  497,429   77,733    559,644   2,518,576

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Six Months Ended June 30,         RM     Services   IVDV     Other      Total
----------------------------- ---------- -------- -------- ---------  ----------
2000
  Revenues................... $  116,940 $112,178 $ 53,446            $  282,564
  Operating profit (loss)....     57,158   14,851   11,188 $(183,827)   (100,630)
  Assets.....................  3,144,124  522,926  307,161 1,114,133   5,088,344
1999
  Revenues................... $   56,872 $ 32,238 $ 12,451             $ 101,561
  Operating profit (loss)....     31,500    7,704    3,827 $ (62,414)    (19,383)
  Assets.....................  1,383,770  497,429   77,733   559,644   2,518,576

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

  The New Credit Facilities are scheduled to amortize quarterly commencing on March 31, 2003 through 2007 based on defined percentages of outstanding commitment and principal balances. Interest rates for the revolving credit facility and the multi-draw term loan are determined, at the option of the Borrowers, at either 1.5% to 2.75% above LIBOR or 0.5% to 1.75% above the defined base rate. Interest rates for the term loan are determined at either 3.0% to 3.25% above LIBOR or 2.0% to 2.25% above the defined base rate. The Borrowers are required to pay quarterly commitment fees equal to 0.5% to 1.0% per annum, depending on the level of facility usage. In addition, the New Credit Facilities require maintenance of various financial covenants and ratios and are cross-guaranteed and cross-collateralized by substantially all of the assets of the Company. In connection with the repayment of existing borrowings with proceeds from the New Credit Facilities, the Company recognized an extraordinary loss on extinguishment of debt of approximately $3.0 million, net of a tax benefit of $2.0 million, in January 2000.

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

  The 5% Notes are convertible by the holders at any time into shares of the Company's Class A common stock at a conversion price of $51.50 per share. The Company cannot redeem the 5% Notes prior to February 20, 2003 and the Company may be required to repurchase all or any of the 5% Notes on February 20, 2007 at their principal amount, together with accrued and unpaid interest. The Company may, at its option, elect to pay the repurchase price in cash or shares of Class A common stock or any combination thereof. Total net proceeds from the 5% Notes were approximately $438.7 million. A portion of the proceeds was used to pay off amounts outstanding under the New Credit Facilities. The remaining proceeds were used to finance acquisitions and construction.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Convertible Notes Exchanges--In October 1999, the Company issued 6.25% convertible notes due 2009 in an aggregate principal amount of $300.0 million and 2.25% convertible notes due 2009 at an issue price of $300.1 million representing 70.52% of their principal amount at maturity of $425.5 million. During the second quarter of 2000, the Company acquired an aggregate of $87.3 million of its 6.25% convertible notes and $73.1 million of its 2.25% convertible notes for an aggregate of 5,724,184 shares of Class A common stock. As an inducement to the noteholders to convert all or a portion of their holdings, the Company issued an aggregate of 402,416 shares of Class A common stock to such holders in addition to the amounts issuable upon conversion of those notes as provided in the applicable indentures. The Company made these exchanges pursuant to negotiated transactions with a limited number of noteholders. As a consequence of those exchanges, the Company recorded note conversion expense of approximately $17.0 million during the second quarter of 2000 which represents the fair value of incremental stock issued to noteholders to induce them to convert their holdings prior to the first scheduled redemption date. The Company may negotiate similar exchanges from time to time in the future, subject to favorable market conditions.

June Stock Offering--In June 2000, the Company completed a public offering of 12,500,000 shares of its Class A common stock, $.01 par value per share at $41.125 per share. The Company's net proceeds of the offering (after deduction of the offering expenses) were approximately $513.6 million. The Company used a portion of such proceeds on an interim basis to reduce borrowings under the new credit facility and will use such proceeds in the long-term to finance the construction of towers and acquisitions, as well as for general working capital purposes. Certain selling stockholders also sold an additional 1,182,000 shares in the offering of which the Company did not receive any proceeds.

7. Note Receivable--TV Azteca (Related Party)

  In December 1999, the Company signed definitive agreements to loan up to $120.0 million to TV Azteca S.A. de C.V. (TV Azteca), the owner of a major national television broadcast network in Mexico. The loan which earns interest at 12.87%, payable quarterly, has been discounted by the Company, as the fair value of the interest rate has been preliminarily determined to be 14.25%. As of June 30, 2000 approximately $119.8 million undiscounted ($108.9 million discounted) of the loan was outstanding. The Company also assumed marketing responsibility for approximately 190 broadcasting towers owned by TV Azteca. Under the terms of the marketing agreement, the Company is entitled to receive 100% of the revenues generated by third party leases and is responsible for any incremental operating expenses associated with those leases during the term of the loan. The initial term of the loan, twenty years, may be extended by TV Azteca for an additional fifty years.

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

  .  debt levels and the ability to obtain financing and service debt,

  . regulatory developments and competitive conditions in the communications site and wireless carrier industries,

  . projected growth of the wireless communications and wireless carrier industries,

  .  dependence on demand for satellites for internet data transmission, and

  .  general economic conditions.

  The Company is a wireless communications and broadcast infrastructure company with three operating segments:

  . We operate a leading network of communications towers and are the largest independent operator of broadcast towers in North America.

  . We provide comprehensive network development services and components for wireless service providers and broadcasters.

  . We are a leading provider of domestic and international satellite and Internet protocol network transmission services worldwide.

  During the six month period ended June 30, 2000, we acquired various communications sites, related businesses and teleports (and related businesses) for an aggregate preliminary purchase price of approximately $1.3 billion. Management expects that acquisitions consummated to date will have a material impact on future revenues, expenses and income from operations.

Results of Operations

  As of June 30, 2000, the Company owned and/or operated approximately 9,500 communications sites, as compared to approximately 3,600 communications sites as of June 30, 1999. The acquisitions consummated in 2000 and 1999 have significantly affected operations for the three and six months ended June 30, 2000, as compared to the three and six months ended June 30, 1999. See the notes to the condensed consolidated financial statements and the Company's Annual Report on Form 10-K for a description of the acquisitions consummated in 2000 and 1999.

Three Months Ended June 30, 2000 and 1999 (dollars in thousands)--Unaudited

                                      Three Months Ended
                                           June 30,        Amount of   Percentage
                                      --------------------  Increase    Increase
                                        2000       1999    (Decrease)  (Decrease)
                                      ---------  --------- ----------  ----------
Revenues:
Rental and management...............  $  63,233  $ 31,356  $  31,877       102%
Services............................     74,026    21,412     52,614       246%
Internet, voice, data and video
 transmission services..............     29,788     6,385     23,403       367%
                                      ---------  --------  ---------
Total revenues......................    167,047    59,153    107,894       182%
                                      ---------  --------  ---------
Operating Expenses:
Rental and management...............     31,290    13,780     17,510       127%
Services............................     65,127    15,296     49,831       326%
Internet, voice, data and video
 transmission services..............     23,242     4,493     18,749       417%
                                      ---------  --------  ---------
Total operating expenses excluding
 depreciation and amortization,
 development and corporate general
 and administrative expenses........    119,659    33,569     86,090       256%
                                      ---------  --------  ---------
Depreciation and amortization.......     67,093    33,139     33,954       102%
Development expense.................      4,196       290      3,906     1,347%
Corporate general and administrative
 expense............................      3,084     2,291        793        35%
Interest expense....................     38,437     5,538     32,899       594%
Interest income and other, net......      3,851     5,788     (1,937)     (33)%
Interest income, TV Azteca, net of
 $297 of interest expense
 (related party)....................      3,155                3,155        N/A
Note conversion expense.............     16,968               16,968        N/A
Minority interest in net (earnings)
 losses of subsidiaries.............        (22)       82       (104)    (127)%
Income tax benefit (expense)........     16,774       (79)    16,853    21,333%
                                      ---------  --------  ---------
Net loss............................  $ (58,632) $ (9,883) $ (48,749)      493%
                                      =========  ========  =========

 Rental and Management Revenue

  Rental and management revenue for the three months ended June 30, 2000, was $63.2 million, an increase of $31.9 million from the three months ended June 30, 1999. The majority of the increase is attributable to revenue generated from tower acquisitions consummated and towers constructed subsequent to June 30, 1999. The remaining factor contributing to the increase is an increase in comparable tower revenue in the second quarter 2000 for towers that existed as of June 30, 1999.

 Services Revenue

  Services revenue for the three months ended June 30, 2000 was $74.0 million, an increase of $52.6 million from the three months ended June 30, 1999. The primary reasons for the increase are revenue generated from acquisitions consummated in 2000 of approximately $22.8 million coupled with an increase in revenue of approximately $29.8 million generated from our own turn-key services business that existed as of June 30, 1999.

 Internet, Voice, Data and Video Transmission Revenue

  Internet, voice, data and video transmission (IVDV) revenue for the three months ended June 30, 2000 was $29.8 million, an increase of $23.4 million from the three months ended June 30, 1999. The primary reason for the increase is attributed to revenue of $20.5 million generated from acquisitions consummated subsequent to June 30, 1999. The remaining component of the increase, $2.9 million, is due to growth in the overall IVDV business existing at June 30, 1999.

 Rental and Management Expense

  Rental and management expense for the three months ended June 30, 2000 was $31.3 million, an increase of $17.5 million from the three months ended June 30, 1999. The majority of the increase is attributable to expenses from towers acquired or constructed subsequent to June 30, 1999. The remaining factor contributing to the increase is an increase in comparable tower expenses in the second quarter 2000 for towers that existed as of June 30, 1999.

 Services Expense

  Services expense for the three months ended June 30, 2000 was $65.1 million, an increase of $49.8 million from the three months ended June 30, 1999. Approximately $18.8 million of the increase is due to acquisitions consummated in 2000. The remaining component of the increase is attributable to growth in the turn-key services business that existed as of June 30, 1999. The decline in margins of the services business as a whole were due to the acquisition of a lower margin business during 2000 coupled with additional expenses incurred to shift the focus of the Company's construction division from tower construction to antennae installation.

 IVDV Expenses

  IVDV expenses for the three months ended June 30, 2000 were $23.2 million, an increase of $18.7 million from the three months ended June 30, 1999. Approximately $15.0 million of the increase is attributable to acquisitions consummated in 2000. The remaining component of the increase is due to the growth in the overall IVDV business existing at June 30, 1999.

 Depreciation and Amortization

  Depreciation and amortization for the three months ended June 30, 2000 was $67.1 million, an increase of $34.0 million from the three months ended June 30, 1999. A component of the increase is attributable to an increase in depreciation expense of $12.7 million. This is a direct result of the Company's construction and acquisition of approximately $1.1 billion of property and equipment from July 1, 1999 to June 30, 2000. The other component of the increase is attributable to an increase in amortization expense of $21.3 million, resulting from the Company's recording and amortizing of approximately $1.1 billion of goodwill and other intangible assets related to acquisitions consummated from July 1, 1999 to June 30, 2000.

 Development Expense

  Development expense for the three months ended June 30, 2000 was $4.2 million, an increase of $3.9 million from the three months ended June 30, 1999. The majority of the increase, $2.6 million, represents integration and related expenses related to acquisitions consummated from July 1, 1999 to June 30, 2000. The remainder of the increase, $1.3 million, represents costs related to tower site inspections and related data gathering, and to a lesser extent abandoned acquisitions. It is expected that the Company will continue to incur these expenses as it implements its growth strategy.

 Corporate General and Administrative Expenses

  Corporate general and administrative expenses for the three months ended June 30, 2000 were $3.1 million, an increase of $0.8 million from the three months ended June 30, 1999. The majority of the increase is a result of higher personnel and marketing costs associated with supporting the Company's increasing number of towers, the growth of its other businesses, expanding revenue base, and growth strategy.

 Interest Expense

  Interest expense for the three months ended June 30, 2000 was $38.4 million, an increase of $32.9 million from the three months ended June 30, 1999. The increase is attributable to an increase in interest expense incurred on the Company's credit facilities of $17.8 million, convertible notes of $14.2 million, other notes payable of $1.0 million and an increase in deferred financing amortization of $1.6 million. These increases were offset by an increase in capitalized interest related to construction projects of $1.7 million.

 Interest Income and Other, Net

  Interest income and other, net for the three months ended June 30, 2000, was $3.9 million, a decrease of $1.9 million from the three months ended June 30, 1999. The decrease is primarily attributable to a decrease in interest earned on invested cash on hand of approximately $2.9 million, offset by an increase in interest earned on deposits for acquisitions and advances to acquirees of $1.0 million.

 Interest Income-TV Azteca, Net

  Interest income TV Azteca, net for the three months ended June 30, 2000 was $3.2 million. Amounts included within this caption represent interest earned on the Company's notes receivable from TV Azteca of $3.5 million offset by interest expense of $0.3 million. An officer and director of the Company became a director of TV Azteca in December 1999.

 Note Conversion Expense

  During the three month period ended June 30, 2000, the Company acquired a portion of its 6.25% and 2.25% convertible notes in exchange for shares of Class A common stock. As a consequence of those negotiated exchanges with certain of its noteholders, the Company recorded note conversion expense of $17.0 million during the second quarter of 2000, which represents the fair value of incremental stock issued to noteholders to induce them to convert their holdings prior to the first scheduled redemption date.

 Income Tax Benefit

  The income tax benefit for the three months ended June 30, 2000 was $16.8 million, an increase of $16.9 million from the three months ended June 30, 1999. The primary reason for the increase is a result of the Company's increase in its loss before income taxes and extraordinary losses offset by an increase in amortization of non-deductible goodwill arising from stock acquisitions consummated in the six month period ended June 30, 2000 and the year ended 1999. The effective tax rate differs in both periods from the statutory rate due to the effect of non-deductible items, principally the amortization of goodwill on certain stock acquisitions and for the three months ended June 30, 2000, the non-deductible note conversion expense for which the Company has recorded no tax benefit.

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

Six Months ended June 30, 2000 and 1999 (Dollars in thousands)--Unaudited

                                       Six Months Ended    Amount of  Percentage
                                      -------------------  ---------  ----------
                                                            Increase   Increase
                                           June 30,        (Decrease) (Decrease)
                                      -------------------  ---------- ----------
                                        2000       1999
                                        ----       ----
Revenues:
Rental and management...............  $ 116,940  $ 56,872   $ 60,068     106 %
Services............................    112,178    32,238     79,940     248 %
Internet, voice, data and video
 transmission services..............     53,446    12,451     40,995     329 %
                                      ---------  --------   --------
Total revenues......................    282,564   101,561    181,003     178 %
                                      ---------  --------   --------
Operating Expenses:
Rental and management...............     59,782    25,372     34,410     136 %
Services............................     97,327    24,534     72,793     297 %
Internet, voice, data and video
 transmission services..............     42,258     8,624     33,634     390 %
                                      ---------  --------   --------
Total operating expenses excluding
 depreciation and amortization,
 development, and corporate general
 and administrative expenses........    199,367    58,530    140,837     241 %
                                      ---------  --------   --------
Depreciation and amortization.......    122,291    57,808     64,483     112 %
Development expense.................      5,184       557      4,627     831 %
Corporate general and administrative
 expense............................      6,515     4,073      2,442      60 %
Interest expense....................     70,587    11,539     59,048     512 %
Interest income and other, net......      6,437    10,737     (4,300)    (40)%
Interest income, TV Azteca, net of
 $457 of interest expense (related
 party).............................      5,463                5,463      N/A
Note conversion expense.............     16,968               16,968      N/A
Minority interest in net (earnings)
 losses of subsidiaries.............        (58)       79       (137)   (173)%
Income tax benefit..................     30,214       747     29,467   3,945 %
Extraordinary losses on
 extinguishment of debt.............      4,338                4,338      N/A
                                      ---------  --------   --------
Net loss............................  $(100,630) $(19,383)  $ 81,247     419 %
                                      =========  ========   ========

Rental and Management Revenue

  Rental and management revenue for the six months ended June 30, 2000, was $116.9 million, an increase of $60.1 million from the six months ended June 30, 1999. The majority of the increase is attributable to revenue generated from tower acquisitions consummated and towers constructed subsequent to June 30, 1999. The remaining factor contributing to the additional revenue is an increase in comparable tower revenue in the six month period ended June 30, 2000 for towers that existed as of June 30, 1999.

Services Revenue

  Services revenue for the six months ended June 30, 2000, was $112.2 million, an increase of $80.0 million from revenues for the six months ended June 30, 1999. The primary reasons for the increase are revenues generated from acquisitions consummated in 2000 of approximately $27.5 million coupled with an increase in revenue of $52.5 million generated from our turn-key services business that existed as of June 30, 1999.

Internet, Voice, Data and Video Transmission Revenue

  IVDV revenue for the six months ended June 30, 2000, was $53.4 million, an increase of $41.0 million from revenues for the six months ended June 30, 1999. The primary reason for the increase is attributed to revenue of $36.2 million generated from acquisitions consummated subsequent to June 30, 1999. The remaining component of the increase, $4.8 million, is due to growth in the overall IVDV business existing at June 30, 1999.

Rental and Management Expense

  Rental and management expense for the six months ended June 30, 2000 was $59.8 million, an increase of $34.4 million from the six months ended June 30, 1999. The majority of the increase is attributable to expenses from towers acquired or constructed subsequent to June 30, 1999. The remaining factor contributing to the increase is an increase in comparable tower expenses in the six month period ended June 30, 2000 for towers that existed as of June 30, 1999.

Services Expense

  Services expense for the six months ended June 30, 2000 was $97.3 million, an increase of $72.8 million from the six months ended June 30, 1999. Approximately $22.4 million of the increase is due to acquisitions consummated in 2000. The remaining component of the increase is attributable to growth in the turn-key services business that existed as of June 30, 1999. The decline in margins of the services business as a whole were due to the acquisition of a lower margin business during 2000, coupled with additional expenses incurred to shift the focus of the Company's construction division from tower construction to antennae installation.

IVDV Expenses

  IVDV expenses for the six months ended June 30, 2000 were $42.3 million, an increase of $33.6 million from the six months ended June 30, 1999. Approximately $26.3 million of the increase is attributable to acquisitions consummated in 2000. The remaining component of the increase is due to the growth in the overall IVDV business existing at June 30, 1999.

Depreciation and Amortization

  Depreciation and amortization for the six months ended June 30, 2000, was $122.3 million, an increase of $64.5 million from the six months ended June 30, 1999. A component of the increase is attributable to an increase in depreciation expense of $30.0 million. This is a direct result of the Company's purchase, construction and acquisition of approximately $1.1 billion of property and equipment from July 1, 1999 to June 30, 2000. The remaining component of the increase is attributable to an increase in amortization of $34.5 million, resulting from the Company's recording and amortizing of approximately $1.1 billion of goodwill and other intangible assets related to acquisitions consummated from July 1, 1999 to June 30, 2000.

Development Expense

  Development expense for the six months ended June 30, 2000 was $5.2 million, an increase of $4.6 million from the six months ended June 30, 1999. The majority of the increase, $3.0 million, represents integration and related expenses related to acquisitions consummated from July 1, 1999 to June 30, 2000. The remaining component of the increase, $1.6 million represents costs related to tower site inspections and related data gathering, and to a lesser extent abandoned acquisitions. It is expected that the Company will continue to incur these expenses as it implements its growth strategy.

Corporate General and Administrative Expense

  Corporate general and administrative expense for the six months ended June 30, 2000, was $6.5 million, an increase of $2.4 million from the six months ended June 30, 1999. The majority of the increase is a result of higher personnel and marketing costs associated with supporting the Company's increasing number of towers, the growth of its other businesses, expanding revenue base and growth strategy.

Interest Expense

  Interest expense for the six months ended June 30, 2000, was $70.6 million, an increase of $59.1 million from the six months ended June 30, 1999. The net increase is attributable to an increase in the amount of interest incurred on the Company's credit facilities of $31.0 million, convertible notes of $26.3 million, other notes payable of $3.1 million and an increase in deferred financing amortization of $3.0 million. These increases were offset by an increase in capitalized interest related to construction projects of $4.3 million.

Interest Income and Other, Net

  Interest income and other, net for the six months ended June 30, 2000, was $6.4 million, a decrease of $4.3 million from the six months ended June 30, 1999. The decrease is primarily attributable to a decrease in interest earned on invested cash on hand of approximately $6.3 million, offset by an increase in interest earned on deposits for acquisitions and advances to acquirees of $2.0 million.

Interest Income-TV Azteca, Net

  Interest income TV Azteca, net for the six months ended June 30, 2000 was $5.5 million. Amounts included within this caption represent interest earned on the Company's notes receivable from TV Azteca of $6.0 million offset by interest expense of $0.5 million. An officer and director of the Company became a director of TV Azteca in December 1999.

Note Conversion Expense

  During the six months ended June 30, 2000, the Company acquired a portion of its 6.25% and 2.25% convertible notes in exchange for shares of Class A common stock. As a consequence of those negotiated exchanges with certain of its noteholders, the Company recorded note conversion expense of $17.0 million during the second quarter of 2000, which represents the fair value of incremental stock issued to noteholders to induce them to convert their holdings prior to the first scheduled redemption date.

Income Tax Benefit

  The income tax benefit for the six months ended June 30, 2000 was $30.2 million, an increase of $29.5 million from the six months ended June 30, 1999. The primary reason for the increase is a result of the Company's increase in its loss before income taxes and extraordinary losses offset by an increase in amortization of non-deductible goodwill arising from stock acquisitions consummated in the six month period ended June 30, 2000 and the year ended 1999. The effective tax rate differs in both periods from the statutory rate due to the effect of non-deductible items, principally the amortization of goodwill on certain stock acquisitions and for the six months ended June 30, 2000, the non deductible note conversion expense on which the Company has recorded no tax benefit.

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

Extraordinary Loss on Extinguishment of Debt

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

Liquidity and Capital Resources

  For the six months ended June 30, 2000, cash flows used for operating activities were $42.7 million, as compared to cash flows provided for operating activities of $25.8 million for the six months ended June 30, 1999. The primary reason for the decrease is due to the paydown of current liabilities assumed through acquisition coupled with an increase in other current assets.

  For the six months ended June 30, 2000, cash flows used for investing activities were $1.3 billion, as compared to $300.8 million for the six months ended June 30, 1999. The increase in 2000 is primarily due to an increase in cash expended for mergers and acquisitions of approximately $843.0 million, an increase in property and equipment expenditures of approximately $85.0 million and an increase in net notes receivable to acquirees of $63.0.

  For the six months ended June 30, 2000, cash flows provided by financing activities were $1.8 billion as compared to $442.0 million for the six months ended June 30, 1999. The increase is primarily related to increased borrowings under the Company's credit facility of $1.0 billion coupled with the issuance of $450.0 million of convertible notes during the six month period ended June 30, 2000.

  The Company's liquidity needs arise from its acquisition-related activities, debt service, working capital and capital expenditures associated principally with its construction program. As of June 30, 2000, the Company maintained approximately $518.8 million in cash and cash equivalents, working capital of approximately $534.8 million, and had approximately $400.0 million available under its credit facilities. Historically, the Company has met its operational liquidity needs with internally generated funds and has financed its acquisitions and its construction program, including related working capital needs, with a combination of capital funds from sales of its equity and debt securities and bank borrowings.

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

  The New Credit Facilities are scheduled to amortize quarterly commencing on March 31, 2003 through 2007 based on defined percentages of outstanding commitment and principal balances. Interest rates for the revolving credit facility and the multi-draw term loan are determined, at the option of the Borrowers, at either 1.5% to 2.75% above LIBOR or 0.5% to 1.75% above the Defined Base Rate. Interest rates for the term loan are determined at either 3.0% to 3.25% above LIBOR or 2.0% to 2.25% above the defined Base Rate. The Borrowers are required to pay quarterly commitment fees equal to 0.5% to 1.0% per annum, depending on the level of facility usage. In addition, the New Credit Facilities require maintenance of various financial covenants and ratios and are cross-guaranteed and cross-collateralized by substantially all of the assets of the Company. In connection with the repayment of existing borrowings with proceeds from the New Credit Facilities, the Company recognized an extraordinary loss on extinguishment of debt of approximately $3.0 million, net of a tax benefit of $2.0 million, in the first quarter 2000.

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

  The 5% Notes are convertible by the holders at any time into shares of the Company's Class A common stock at a conversion price of $51.50 per share. The Company cannot redeem the 5% Notes prior to February 20, 2003 and the Company may be required to repurchase all or any of the 5% Notes on February 20, 2007 at their principal amount, together with accrued and unpaid interest. The Company may, at its option, elect to pay the repurchase price in cash or shares of Class A common stock or any combination thereof. Total net proceeds from the 5% Notes were approximately $438.7 million. A portion of the proceeds was used to pay off amounts outstanding under the Company's New Credit Facilities. The remaining proceeds have or will be used to finance acquisitions and construction.

  Convertible Notes Exchanges--During 2000, the Company acquired an aggregate of $87.3 million of its 6.25% convertible notes and $73.1 million of its 2.25% convertible notes for an aggregate of 5,724,184 shares of Class A common stock. As an inducement to the noteholders to convert all or a portion of their holdings, the Company issued an aggregate of 402,416 shares of Class A common stock to such holders in addition to the amount issuable upon conversion of the notes as provided in the applicable indentures. The Company made these exchanges pursuant to negotiated transactions with a limited number of noteholders. As a consequence of those exchanges, the Company recorded note conversion expense of $17.0 million during the second quarter of 2000. The Company may negotiate similar exchanges from time to time in the future, subject to favorable market conditions.

  June Stock Offering--In June 2000, the Company completed a public offering of 12,500,000 shares of its Class A common stock, $.01 par value per share at $41.125 per share. The Company's net proceeds of the offering (after deduction of offering expenses) were approximately $513.6 million. The Company on an interim basis used a portion of such proceeds to reduce borrowings under its credit facility and will use such proceeds in the long-term to finance the construction of towers and acquisitions, as well as for general working capital purposes. Certain selling stockholders also sold an additional 1,182,000 shares in the offering of which the Company did not receive any proceeds.

  As of June 30, 2000, the Company had approximately $2.0 billion of long-term debt, of which $1.0 billion was outstanding under its credit facilities and $900.0 million was outstanding in the form of convertible notes. Debt service requires a substantial portion of the Company's cash flow from operations. Accordingly, the Company's leverage could make it vulnerable to a downturn in the operating performance of its operations or in economic conditions. The Company believes that its cash flows from operations will be sufficient to meet its debt service requirements for interest and scheduled payments of principal under its existing credit facilities. If such cash flow were not sufficient to meet such debt service requirements, the Company might sell equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. The Company may not be able to effect any of such transactions on favorable terms. The Company believes that is has sufficient financial resources available to it, including borrowings under its credit facilities, to finance operations for the foreseeable future.

  During the six months ended June 30, 2000, the Company had capital expenditures of approximately $196.2 million primarily related to construction activities and completed the construction of approximately 640 towers. The Company's 2000 business plan calls for total capital expenditures of approximately $510.0 million. Included in that plan (exclusive of broadcast towers, but inclusive of the Company's commitment under build-to-suit agreements) is the construction of approximately 1,500 towers for its own account at a cost of between $244.5 million and $300.0 million. In addition, the plan includes the construction of approximately 20 broadcast towers at an estimated cost of $50.0 million to $70.0 million. Remaining capital expenditures relate to enhancements in information technology, infrastructure and structural improvements. Management believes that the Company has sufficient funds available to finance current construction plans and pending acquisitions.

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

  ATC Separation--The Company continues to be obligated under the ATC Separation agreement for certain tax liabilities to CBS Corporation and American Radio Systems. As of June 30, 2000 no matters covered under this indemnification have been brought to the Company's attention.

  Acquisitions--As of June 30, 2000, the Company was a party to various agreements relating to the acquisition of assets or businesses from various third parties. See note 4 of the condensed consolidated financial statements.

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

  The SEC has issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition," which provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 will be effective for the Company on October 1, 2000. The Company does not believe the adoption of SAB No. 101 will be material to its consolidated financial statements.

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

  During the three months ended June 30, 2000, the Company increased its borrowings under its credit facilities by approximately $267.5 million. In addition, the Company acquired an aggregate of $87.3 million of its 6.25% convertible notes and $73.1 million of its 2.25% convertible notes for shares of its Class A common stock. Lastly, the Company entered into several interest rate hedge agreements with total notional amounts of $465.0 million ($185.0 million expiring in May 2002, $95.0 million expiring in July 2002, and $185.0 million expiring in May 2003).

  The Company maintains a portion of its cash and cash equivalents in short-term financial instruments which are subject to interest rate risks. Due to the relatively short duration of such instruments and the Company's expectation that such investments will not be significant on an ongoing basis, fluctuations in interest rates with respect to such investments should not materially affect its financial condition or results of operations.

  The Company's potential loss in future earnings over the next twelve months as a result of a 10% increase in interest rates related to its long term debt obligations (with variable interest rates) (using a weighted average interest rate of 9.4% at June 30, 2000) would be approximately $10.3 million.

  Except as discussed above, for the three months ended June 30, 2000, the Company has not incurred any material changes with respect to the interest rates, long-term debt and interest rate caps and swaps disclosed under this section in its quarterly report on Form 10-Q for the three month period ended March 31, 2000 and its Annual Report on Form 10-K. Accordingly, refer to those reports for a more detailed discussion.

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

ITEM 2. --CHANGES IN SECURITIES AND USE OF PROCEEDS.

Pursuant to an Exchange Agreement dated May 24, 2000, by and between the Company and Bear Stearns & Company, Inc. ("Bear Stearns"), Bear Stearns exchanged $7,000,000 aggregate principal amount of the Company's 6.25% convertible notes due 2009 (the "6.25% Notes") for 312,543 shares of Class A Common Stock pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, (the "Securities Act").

Pursuant to an Exchange Agreement dated May 23, 2000, by and between the Company and Jeffries & Company ("Jeffries"), Jeffries exchanged $2,627,000 aggregate principal amount of the Company's 6.25% Notes for 116,857 shares of Class A Common Stock pursuant to Section 3(a)(9) of the Securities Act.

Pursuant to an Exchange Agreement dated May 23, 2000, by and between the Company and Yield Strategies Fund II L.P. ("Yield"), Yield exchanged $5,500,000 aggregate principal amount of the Company's 2.25% convertible notes due 2009 (the "2.25% Notes") for 170,479 shares of Class A Common Stock pursuant to Section 3(a)(9) of the Securities Act.

Pursuant to an Exchange Agreement dated May 23, 2000, by and between the Company and Nomura Securities International ("Nomura"), Nomura exchanged $2,000,000 aggregate principal amount of the Company's 6.25% Notes for 88,923 shares of Class A Common Stock pursuant to Section 3(a)(9) of the Securities Act.

Pursuant to an Exchange Agreement dated May 23, 2000, by and between the Company and AIG Sound Shore Holding LTD, AIG Sound Shore Opportunity Holding LTD and AIG Sound Shore Strategic Holding Fund LTD (collectively, "AIG"), AIG exchanged $15,000,000 aggregate principal amount of Company's 6.25% Notes for 666,869 shares of Class A Common Stock pursuant to Section 3(a)(9) of the Securities Act.

Pursuant to an Exchange Agreement dated May 17, 2000, by and between the Company and The Hampshire Company ("Hampshire"), Hampshire exchanged $60,631,000 aggregate principal amount of the Company's 6.25% Notes and $67,604,000 aggregate principal amount of the Company's 2.25% Notes for 4,770,923 shares of Class A Common Stock pursuant to Section 3(a)(9) of the Securities Act.

ITEM 4. --SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2000 Annual Meeting of Stockholders was held on Thursday, May 18, 2000, to consider and act upon the following matters, all of which were approved and adopted. The results of the stockholder voting were as follows:

1. To elect ten (10) Directors, including two "independent" directors to be elected by the holders of Class A Common Stock, voting separately as a class, for the ensuing year or until their successors are elected and qualified;

                                                   Votes Cast For Votes Withheld
                                                   -------------- --------------
   Steven B. Dodge................................  205,013,668       299,333
   Alan L. Box....................................  204,985,428       327,573
   Arnold L. Chavkin..............................  203,186,202     2,126,799
   Dean H. Eisner.................................  205,014,281       298,720

                                                  Votes Cast For Votes Withheld
                                                  -------------- --------------
   Jack D. Furst.................................  205,012,776       300,898
   J. Michael Gearon, Jr.........................  203,821,776     1,491,225
   Fred R. Lummis*...............................  129,941,813       298,598
   Randall Mays..................................  205,013,153       299,848
   Thomas H. Stoner..............................  205,010,911       302,090
   Maggie Wilderotter*...........................  129,934,714       305,697

--------
 * In accordance with the Company's Restated Certificate of Incorporation, the holders of Class A Common Stock, exclusive of all other stockholders, are entitled to elect two of the Company's independent directors. Mr. Lummis and Ms. Wilderotter were nominated as the independent directors and elected by the holders of the Class A Common Stock.

2. To approve an amendment to the Company's 1997 Stock Option Plan, as amended and restated, to increase the number of shares of the Company's Class A Common Stock for which options may be granted from 15,000,000 to 24,000,000.

                               Votes                       Votes                       Broker
   Votes Cast For             Against                     Withheld                   Non-Votes
   --------------            ----------                   --------                   ----------
   149,239,790               40,809,745                   277,616                    14,985,850

3. To approve the stock option plan of the Company's wholly-owned subsidiary, ATC Teleports, Inc., pursuant to which options to purchase shares of common stock of that subsidiary may be granted.

                               Votes                       Votes                       Broker
   Votes Cast For             Against                     Withheld                   Non-Votes
   --------------            ----------                   --------                   ----------
   172,951,403               16,922,744                   453,004                    14,985,850

4. To approve the stock option plan of the Company's wholly-owned subsidiary, Kline Iron & Steel Co., Inc., pursuant to which options to purchase shares of common stock of the subsidiary may be granted.

                               Votes                      Votes                       Broker
   Votes Cast For             Against                    Withheld                   Non-Votes
   --------------            ---------                   --------                   ----------
   182,193,618               7,670,303                   463,230                    14,985,850

5. To approve the adoption of the American Tower Corporation 2000 Employee Stock Purchase Plan.

                               Votes                      Votes                       Broker
   Votes Cast For             Against                    Withheld                   Non-Votes
   --------------            ---------                   --------                   ----------
   188,604,789               1,408,091                   294,833                    14,985,850

6. To ratify the selection by the Board of Directors of Deloitte & Touche LLP as the Company's independent auditors for 2000.

                               Votes                       Votes                        Broker
   Votes Cast For             Against                     Withheld                     Non-Votes
   --------------             -------                     --------                     ---------
   205,624,227                48,620                       59,592                         0

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

  Listed below are the exhibits which are filed as part of this Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K).

Exhibit
No.                       Description of Document                  Exhibit File No.
-------                   -----------------------                  ----------------
3(i)     Restated Certificate of Incorporation, as amended, of the
         Company as filed with the Secretary of State of the State
         of Delaware on June 4, 1999.............................. Incorporated by reference to
                                                                   Exhibit 3(i) from Company's
                                                                   Quarterly Report on Form 10-Q
                                                                   (File No. 001-14195) filed on
                                                                   August 16, 1999.

3(ii)    Bylaws, as amended, of the Company....................... Incorporated by reference to Exhibit 3.2 from Company's Registration Statement
                                                                   on Form S-3 (File No. 333-37988) filed
                                                                   on May 26, 2000.

27       Financial Data Schedule.................................. Filed herewith as Exhibit 27

  (b) Reports on Form 8-K.

    1. Form 8-K (Items 2 and 7) filed on April 13, 2000.
    2. Form 8-K (Item 7) filed on May 15, 2000.
    3. Form 8-K (Items 2 and 7) filed on May 23, 2000.
    4. Form 8-K (Items 2 and 7) filed on June 12, 2000.
    5. Form 8-K (Items 2, 5 and 7) filed on June 23, 2000.
    6. Form 8-K (Item 5) filed on June 29, 2000.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          American Tower Corporation

                                          By: /s/ Joseph L. Winn
Date: August 14, 2000                        ----------------------------------
                                                       Joseph L. Winn
                                                Treasurer & Chief Financial
                                                          Officer
                                                 (Duly Authorized Officer)

Date: August 14, 2000                     By: /s/ Justin D. Benincasa
                                             ----------------------------------
                                                    Justin D. Benincasa
                                                 Vice President & Corporate
                                                         Controller
                                                 (Duly Authorized Officer)