Form 10-Q
period 2000-09-30
AMERICAN TOWER CORP /MA/
filed 2000-11-13
CIK 1053507

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-Q

                               ----------------

(Mark One):

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934. For the quarterly period ended September 30, 2000.

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

                                                                Outstanding at
Class of Common Stock                                          November 1, 2000
---------------------                                         ------------------
Class A Common Stock......................................... 168,404,818 shares
Class B Common Stock.........................................   8,253,975 shares
Class C Common Stock.........................................   2,267,813 shares
                                                              ------------------
  Total...................................................... 178,926,606 shares
                                                              ==================

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           AMERICAN TOWER CORPORATION

                                     INDEX

                                                                         Page No.
                                                                         --------
                     PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

    Condensed Consolidated Balance Sheets September 30, 2000 and
     December 31, 1999.................................................      1
    Condensed Consolidated Statements of Operations Three and Nine
     Months Ended September 30, 2000 and 1999..........................      2
    Condensed Consolidated Statements of Cash Flows Nine Months Ended
     September 30, 2000 and 1999.......................................      3
    Notes to Condensed Consolidated Financial Statements...............      4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..........................................     10

Item 3. Quantitative and Qualitative Disclosures about Market Risk.....     19

                      PART II. OTHER INFORMATION

Item 1. Legal Proceedings..............................................     20

Item 6. Exhibits and Reports on Form 8-K...............................     20

Signatures.............................................................     21

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS--Unaudited
                       (in thousands, except share data)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents (Note 6)................   $   206,470  $    25,212
 Accounts receivable, net of allowance for doubtful
  accounts of $7,397 and $3,386, respectively......       154,993       58,482
 Prepaid and other current assets..................        40,828       13,835
 Inventories.......................................        33,127       11,262
 Cost in excess of billings on uncompleted
  contracts and unbilled receivables...............        37,734       13,363
 Deferred income taxes.............................         1,829        1,718
 Due from CBS Corporation..........................         7,937       15,535
                                                      -----------  -----------
 Total current assets..............................       482,918      139,407
                                                      -----------  -----------
Property and equipment, net........................     2,002,900    1,092,346
Goodwill and other intangible assets, net..........     2,272,183    1,403,897
Notes receivable (related party: $108,900 and
 $60,000, respectively)............................       118,307      118,802
Deposits and other long-term assets................        65,949      134,568
Investments........................................        51,915       15,594
Deferred income taxes..............................       154,351      114,252
                                                      -----------  -----------
  Total............................................   $ 5,148,523  $ 3,018,866
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt.................   $     7,834  $     4,736
 Accounts payable..................................        46,662       25,564
 Accrued expenses..................................        63,455       32,732
 Accrued tower construction costs..................        37,606       37,671
 Accrued interest..................................        29,690        6,769
 Billings in excess of costs on uncompleted
  contracts and unearned revenue...................        42,446       17,515
                                                      -----------  -----------
 Total current liabilities.........................       227,693      124,987
                                                      -----------  -----------
 Long-term debt:
 Credit facilities.................................     1,032,500       90,000
 Convertible notes.................................       918,893      602,259
 Other.............................................        92,293       43,827
 Other long-term liabilities.......................         8,293        4,057
                                                      -----------  -----------
 Total liabilities.................................     2,279,672      865,130
                                                      -----------  -----------
Minority interest in subsidiaries..................        32,158        8,653
                                                      -----------  -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred Stock; $0.01 par value; 20,000,000
  shares authorized; no shares issued or
  outstanding......................................
 Class A Common Stock; $.01 par value; 500,000,000
  shares authorized; 167,734,330 and 144,965,623
  shares issued and 167,591,207 and 144,889,220
  outstanding, respectively........................         1,677        1,450
 Class B Common Stock; $.01 par value; 50,000,000
  shares authorized; 8,253,975 and 8,387,910 shares
  issued and outstanding, respectively.............            83           84
 Class C Common Stock; $.01 par value; 10,000,000
  shares authorized; 2,267,813 and 2,422,804 shares
  issued and outstanding, respectively.............            23           24
 Additional paid-in capital........................     3,079,776    2,245,482
 Accumulated deficit...............................      (240,586)    (100,429)
 Less: Treasury stock (143,123 and 76,403 shares at
  cost, respectively)..............................        (4,280)      (1,528)
                                                      -----------  -----------
 Total stockholders' equity........................     2,836,693    2,145,083
                                                      -----------  -----------
  Total............................................   $ 5,148,523  $ 3,018,866
                                                      ===========  ===========

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS--Unaudited
                     (In Thousands, Except Per Share Data)

                                          Three Months
                                         Ended September    Nine Months Ended
                                               30,            September 30,
                                        ------------------  -------------------
                                          2000      1999      2000       1999
                                        --------  --------  ---------  --------
REVENUES:
  Rental and management...............  $ 75,535  $ 37,768  $ 192,475  $ 94,640
  Services............................    91,185    22,710    203,363    54,948
  Internet, voice, data and video
   transmission services..............    42,238     7,061     95,684    19,512
                                        --------  --------  ---------  --------
      Total operating revenues........   208,958    67,539    491,522   169,100
                                        --------  --------  ---------  --------
OPERATING EXPENSES:
  Operating expenses excluding
     depreciation and amortization,
     development and corporate general
     and administrative expenses:
    Rental and management.............    37,335    17,603     97,117    42,946
    Services..........................    75,741    16,737    173,068    41,300
    Internet, voice, data and video
     transmission services............    32,060     5,421     74,318    14,045
  Depreciation and amortization.......    75,973    35,111    198,264    92,919
  Development expense.................     5,311       744     10,495     1,302
  Corporate general and administrative
   expense............................     3,442     2,255      9,957     6,327
                                        --------  --------  ---------  --------
      Total operating expenses........   229,862    77,871    563,219   198,839
                                        --------  --------  ---------  --------
LOSS FROM OPERATIONS..................   (20,904)  (10,332)   (71,697)  (29,739)
                                        --------  --------  ---------  --------
OTHER (EXPENSE) INCOME:
  Interest expense....................   (41,752)   (5,958)  (112,339)  (17,497)
  Interest income and other, net......     6,560     3,162     12,997    13,899
  Interest income, TV Azteca, net of
   interest expense of $296 and $753,
   respectively (related party)
   (Note 7)...........................     3,607                9,070
  Note conversion expense.............                        (16,968)
  Minority interest in net losses
   (earnings) of subsidiaries.........       140      (158)        82       (79)
                                        --------  --------  ---------  --------
TOTAL OTHER (EXPENSE) INCOME..........   (31,445)   (2,954)  (107,158)   (3,677)
                                        --------  --------  ---------  --------
LOSS BEFORE INCOME TAXES AND
 EXTRAORDINARY LOSSES.................   (52,349)  (13,286)  (178,855)  (33,416)
INCOME TAX BENEFIT....................    12,822       195     43,036       942
                                        --------  --------  ---------  --------
LOSS BEFORE EXTRAORDINARY LOSSES......   (39,527)  (13,091)  (135,819)  (32,474)
EXTRAORDINARY LOSSES ON EXTINGUISHMENT
 OF DEBT, NET OF INCOME TAX BENEFIT OF
 $2,892...............................                         (4,338)
                                        --------  --------  ---------  --------
NET LOSS..............................  $(39,527) $(13,091) $(140,157) $(32,474)
                                        ========  ========  =========  ========
BASIC AND DILUTED NET LOSS PER COMMON
 SHARE AMOUNTS
  Loss before extraordinary losses....  $  (0.22) $  (0.08) $   (0.82) $  (0.22)
  Extraordinary losses................                          (0.03)
                                        --------  --------  ---------  --------
NET LOSS..............................  $  (0.22) $  (0.08) $   (0.85) $  (0.22)
                                        ========  ========  =========  ========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING..........................   178,056   155,625    165,244   147,588
                                        ========  ========  =========  ========

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--Unaudited
                                 (In Thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                         ----------------------
                                                            2000        1999
                                                         -----------  ---------
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES:
  Net loss.............................................  $  (140,157) $ (32,474)
  Non-cash items reflected in statement of operations..      190,862     94,123
  Increase in current assets...........................     (114,837)   (10,324)
  Increase in current liabilities......................       26,351      5,236
                                                         -----------  ---------
Cash (used for) provided by operating activities.......      (37,781)    56,561
                                                         -----------  ---------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Payments for purchase of property and equipment and
   construction activities.............................     (346,161)  (173,864)
  Payments for acquisitions, net of cash acquired......   (1,163,281)  (361,256)
  Advances of notes receivable.........................      (73,575)   (64,488)
  Repayment of notes receivable........................        2,678        538
  Deposits and other long-term assets..................      (26,538)  (137,693)
                                                         -----------  ---------
Cash used for investing activities.....................   (1,606,877)  (736,763)
                                                         -----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under notes payable and credit
   facilities..........................................    1,377,500     95,357
  Proceeds from convertible notes offering.............      450,000
  Repayment of notes payable and credit facilities.....     (496,729)  (143,233)
  Net proceeds from equity offerings and stock
   options.............................................      532,548    634,293
  Cash payments from (to) CBS Corporation..............        7,598    (50,000)
  Distributions to minority interest...................         (244)      (315)
  Deferred financing costs.............................      (44,757)      (364)
                                                         -----------  ---------
Cash provided by financing activities..................    1,825,916    535,738
                                                         -----------  ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...      181,258   (144,464)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........       25,212    186,175
                                                         -----------  ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD...............  $   206,470  $  41,711
                                                         ===========  =========

CASH PAID FOR INCOME TAXES.............................  $     2,772  $   1,401
                                                         ===========  =========
CASH PAID FOR INTEREST.................................  $    93,848  $  18,789
                                                         ===========  =========

NON-CASH TRANSACTIONS:
  Issuance of common stock, warrants and assumption of
   options for acquisitions............................  $   145,852  $ 448,037
  Decrease in due to CBS Corporation from estimated
   remaining tax liabilities...........................               $   7,813
  Treasury stock transactions..........................  $     2,752  $   1,528
  Note conversion transaction..........................  $   136,400
  TV Azteca transaction................................  $    25,819
  Capital leases.......................................  $    38,529

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited

1. Basis of Presentation and Accounting Policies

  The accompanying condensed consolidated financial statements have been prepared by American Tower Corporation (the Company or American Tower) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures are adequate to make the information presented not misleading. In addition, the Company believes such information reflects all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and results of operations for the periods presented. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's 1999 Annual Report on Form 10-K filed with the SEC on March 29, 2000 and quarterly reports on Form 10-Q filed on May 15, 2000 and August 14, 2000.

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

  Loss Per Common Share--Basic and diluted income or loss per common share have been determined in accordance with Statement of Financial Accounting Standards (FAS) No. 128, "Earnings Per Share," whereby basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by adjusting the weighted average number of common shares for dilutive potential common shares outstanding during the period, if any. In computing diluted per share amounts, the Company uses the treasury stock method, whereby unexercised options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Shares issuable upon exercise of options, warrants and other dilutive securities have been excluded from the computation of diluted income or loss per common share as the effect is anti-dilutive. Had options, warrants and other dilutive securities been included in the computation, shares for the diluted computation would have increased by approximately 38.4 million and 5.0 million for the three months ended September 30, 2000 and 1999, respectively, and 40.3 million and 4.4 million for the nine months ended September 30, 2000 and 1999, respectively.

  Recent Accounting Pronouncement--In June 1998, the Financial Accounting Standards Board (FASB) issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in May 1999 by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133." This Statement establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) will depend on the entity's intended use of the derivative and its resulting designation (as defined in the statement). FAS No. 133, as amended, will be effective for the Company on January 1, 2001. The Company is currently in the process of evaluating the impact FAS No. 133 will have on the Company and its consolidated financial statements.

  The SEC has issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition," which provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 will be effective for the Company on October 1, 2000. The Company does not believe the adoption of SAB No. 101 will be material to its consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

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

3. Inventories

  Inventories, which consist primarily of finished goods and raw material component parts, are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) basis. The components of inventories are as follows (in thousands):

                                            September 30, 2000 December 31, 1999
                                            ------------------ -----------------
Raw materials..............................      $15,563            $   859
Work in process............................          933                303
Finished goods.............................       16,631             10,100
                                                 -------            -------
  Total....................................      $33,127            $11,262
                                                 =======            =======

4. Acquisitions

  General--The acquisitions consummated during the nine month period ended September 30, 2000 have been accounted for by the purchase method of accounting. The purchase prices have been allocated to the net assets acquired, principally intangible and tangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill and other intangible assets. For certain acquisitions, the condensed consolidated financial statements reflect the preliminary allocations of purchase price, as the appraisals of assets acquired have not been finalized. The Company does not expect any changes in depreciation and amortization as a result of such appraisals to be material to the Company's consolidated results of operations.

  During the nine month period ended September 30, 2000, the Company acquired various communication sites, teleports and related businesses for an aggregate preliminary purchase price of approximately $1.5 billion. The total purchase price includes the payment of $1.3 billion in cash, the issuance of 2.4 million shares of Class A common stock, warrants to purchase 3.0 million shares of Class A common stock and the assumption of $59.2 million of debt. Significant transactions consummated during this period include the following:

  AirTouch transaction--In August 1999, the Company agreed to lease on a long-term basis up to 2,100 towers located throughout the United States from AirTouch Communications, Inc. (AirTouch). The Company's cumulative lease payments, based on 2,100 towers, aggregate $800.0 million in cash payable in part upon each closing and five-year warrants to purchase 3.0 million shares of Class A common stock at $22.00 per share. At the six closings in 2000, the Company leased 1,778 towers, paid AirTouch $677.3 million in cash and issued warrants for 3.0 million shares of Class A common stock. It is expected that the Company will not close on approximately 150 of the towers included in the initial agreement. The remaining closings are expected to occur in the fourth quarter of 2000 and the first quarter of 2001, as the initial term of the agreement was extended through January 2001.

  AT&T transaction--In September 1999, the Company agreed to purchase up to 1,942 towers from AT&T. These towers are located throughout the United States and were constructed by AT&T for its microwave

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES operations. The purchase price is $260.0 million in cash, subject to adjustment if all towers are not purchased. At the five closings in 2000, the Company acquired 1,918 towers and paid AT&T $258.7 million. It is expected that the Company will close on any remaining towers in the fourth quarter of 2000 and the first quarter of 2001.

  Management has determined that a portion of the towers acquired in the AT&T transaction will not be marketable for wireless co-location. Accordingly, the Company has committed to a plan to dispose of or sell these towers which was finalized in the third quarter of 2000. During the second quarter of 2000 the Company had initially estimated its liability to dispose of such towers to include the cost of dismantling the towers. In finalizing its plan in the third quarter, the Company determined that dismantling of the towers would not be necessary. As a result, the Company has reduced its liability (with a corresponding reduction to goodwill) associated with the disposal of these towers from approximately $11.0 million at June 30, 2000 to approximately $2.0 million as of September 30, 2000. Such liability has been recorded as current in the accompanying September 30, 2000 consolidated balance sheet.

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

  USEI merger--In June 2000, the Company consummated its merger with U.S. Electrodynamics, Inc. (USEI). The purchase price consisted of approximately
1.1 million shares of Class A common stock, $25.7 million in cash and options to purchase 0.4 million shares of Class A common stock. The acquisition involved around-the-clock teleport facilities in the Pacific Northwest, the Southwest and the Northeast with a total of 52 antennas that access satellites covering the continental United States and Pacific ocean region.

  General Telecom acquisition--In June 2000, the Company consummated the stock purchase of General Telecom, Inc. (General Telecom). The purchase price consisted of $28.8 million in cash. The Company's acquisition of General Telecom provides it with independent partition voice switching capabilities and network management services at three major voice communications gateways in New York, Miami and Los Angeles.

  The following unaudited pro forma summary for the nine months ended September 30, 2000 and 1999 presents the condensed consolidated results of operations as if all of the 2000 acquisitions had occurred as of January 1, 1999 after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1999 or of results that may occur in the future.

                                                     Nine Months   Nine Months
                                                        Ended         Ended
                                                    September 30, September 30,
                                                        2000          1999
                                                    ------------- -------------
                                                       In thousands, except
                                                          per share data:
      Revenues.....................................  $ 545,175      $ 315,631
      Net loss before extraordinary losses.........  $(165,686)     $(122,480)
      Net loss.....................................  $(170,024)     $(122,480)
      Basic and diluted loss per common share be-
       fore
       extraordinary losses........................  $   (1.00)     $   (0.82)
      Basic and diluted loss per common share......  $   (1.02)     $   (0.82)

  Since October 1, 2000, the Company has consummated several acquisitions (including Publicom, Inc., consummated by its wholly owned subsidiary Verestar, Inc., formerly known as ATC Teleports, Inc.) for an aggregate preliminary purchase price of approximately $157.2 million.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

  In addition, the Company is party to various agreements relating to the acquisition of assets and businesses from third parties, (including the remaining portions of the AirTouch and AT&T transactions and two acquisitions expected to be consummated by Verestar, Inc.), for an estimated aggregate cost of approximately $113.3 million. Such transactions are subject to the satisfaction of customary closing conditions which are expected to be met in the fourth quarter of 2000 and in the first quarter of 2001. The Company is also pursuing the acquisition of other properties and businesses in new and existing locations, although no definitive material agreements have been agreed to with respect to any such acquisitions.

5. Business Segments

  The Company operates in three business segments: rental and management (RM), services (Services), and Internet, voice, data and video transmission services
(IVDV). The RM segment provides for leasing and subleasing of antennae sites on multi-tenant towers for a diverse range of wireless communication industries, including personal communication services, paging, cellular, enhanced specialized mobile radio, specialized mobile radio and fixed microwave, as well as radio and television broadcasters. The Services segment offers a broad range of network development services, including radio frequency engineering, network design, site acquisition and construction, zoning and other regulatory approvals, tower construction, and antennae installation. This segment also offers a complete line of wireless infrastructure components and fabricates steel used for broadcast towers and other structures. The IVDV segment offers both domestic and international satellite and Internet protocol network transmission services to Internet, voice and data providers, as well as television networks, broadcasters, cable programmers, major cruise lines and the U.S. military.

  The accounting policies applied in compiling segment information below are similar to those described in the Company's 1999 Annual Report on Form 10-K. In evaluating financial performance, management focuses on segment operating profit (loss) excluding depreciation and amortization, development and corporate general and administrative expenses. This measure of operating profit (loss) is also before interest income and other, net, interest income, TV Azteca, interest expense, note conversion expense, minority interest in net earnings of subsidiaries, income taxes and extraordinary losses.

  The Company's reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources and marketing strategies. In addition, all reported segment revenues are generated from external customers.

  Summarized financial information concerning the Company's reportable segments as of and for the three and nine months ended September 30, 2000 and 1999 is shown in the following table (in thousands). The "Other" column below represents amounts excluded from specific segments such as income taxes, extraordinary losses, corporate general and administrative expense, development expense, depreciation and amortization and interest. In addition, "Other" also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts which have not been allocated to specific segments.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Three Months Ended
September 30,                  RM     Services   IVDV     Other      Total
-------------------------- ---------- -------- -------- ---------  ----------
2000
  Revenues................ $   75,535 $ 91,185 $ 42,238            $  208,958
  Operating profit
   (loss).................     38,200   15,444   10,178 $(103,349)    (39,527)
  Assets..................  3,600,576  566,411  386,072   595,464   5,148,523
1999
  Revenues................ $   37,768 $ 22,710 $  7,061            $   67,539
  Operating profit (loss)
   .......................     20,165    5,973    1,640 $ (40,869)    (13,091)
  Assets..................  1,630,886  489,207   92,229   408,236   2,620,558
Nine Months Ended
September 30,                  RM     Services   IVDV     Other      Total
-------------------------- ---------- -------- -------- ---------  ----------
2000
  Revenues................ $  192,475 $203,363 $ 95,684            $  491,522
  Operating profit
   (loss).................     95,358   30,295   21,366 $(287,176)   (140,157)
  Assets..................  3,600,576  566,411  386,072   595,464   5,148,523
1999
  Revenues................ $   94,640 $ 54,948 $ 19,512             $ 169,100
  Operating profit
   (loss).................     51,694   13,648    5,467 $(103,283)    (32,474)
  Assets..................  1,630,886  489,207   92,229   408,236   2,620,558

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

  The New Credit Facilities are scheduled to amortize quarterly commencing on March 31, 2003 through 2007 based on defined percentages of outstanding commitment and principal balances. Interest rates for the revolving credit facility and the multi-draw term loan are determined, at the option of the Borrowers, at either 1.5% to 2.75% above LIBOR or 0.5% to 1.75% above the defined base rate. Interest rates for the term loan are determined at either 3.0% to 3.25% above LIBOR or 2.0% to 2.25% above the defined base rate. The Borrowers are required to pay quarterly commitment fees equal to 0.5% to 1.0% per annum, depending on the level of facility usage. In addition, the New Credit Facilities require maintenance of various financial covenants and ratios and are cross-guaranteed and cross-collateralized by substantially all of the assets of the Company. In connection with the repayment of existing borrowings with proceeds from the New Credit Facilities, in January 2000 the Company recognized an extraordinary loss on extinguishment of debt of approximately $3.0 million, net of a tax benefit of $2.0 million. The total amount outstanding under the New Credit Facilities as of September 30, 2000 was approximately $1.0 billion.

  Under the terms of the New Credit Facilities, the Company is required to maintain restricted funds in an interest reserve escrow account through 2001. Such funds can only be used to make scheduled interest payments on the Company's outstanding convertible notes. As of September 30, 2000, such restricted funds were approximately $56.0 million and are included in cash and cash equivalents in the accompanying September 30, 2000 balance sheet.

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

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

  The 5% Notes are convertible by the holders at any time into shares of the Company's Class A common stock at a conversion price of $51.50 per share. The Company cannot redeem the 5% Notes prior to February 20, 2003 and the Company may be required to repurchase all or any of the 5% Notes on February 20, 2007 at their principal amount, together with accrued and unpaid interest. The Company may, at its option, elect to pay the repurchase price in cash or shares of Class A common stock or any combination thereof. Total net proceeds from the 5% Notes were approximately $438.7 million. A portion of the proceeds was used to pay off amounts outstanding under the New Credit Facilities. The remaining proceeds were used to finance acquisitions and construction. The total amount outstanding under the 5% Notes as of September 30, 2000 was $450.0 million.

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

  June Stock Offering--In June 2000, the Company completed a public offering of 12,500,000 shares of its Class A common stock, $.01 par value per share at $41.125 per share. The Company's net proceeds of the offering (after deduction of the offering expenses) were approximately $513.6 million. The Company used the proceeds to reduce borrowings under the New Credit Facilities and to finance acquisitions and the construction of towers, as well as for general working capital purposes. Certain selling stockholders sold an additional 1,182,000 shares in the offering of which the Company did not receive any proceeds.

7. Note Receivable--TV Azteca (Related Party)

  In December 1999, the Company signed definitive agreements to loan up to $120.0 million to TV Azteca S.A. de C.V. (TV Azteca), the owner of a major national television broadcast network in Mexico. The loan which earns interest at 12.87%, payable quarterly, has been discounted by the Company, as the fair value of the interest rate has been determined to be 14.25%. As of September 30, 2000, approximately $119.8 million undiscounted ($108.9 million discounted) of the loan was outstanding. During 2000, the Company also assumed marketing responsibility for approximately 190 broadcasting towers owned by TV Azteca. Under the terms of the marketing agreement, the Company is entitled to receive 100% of the revenues generated by third party leases and is responsible for any incremental operating expenses associated with those leases during the term of the loan. The initial term of the loan, twenty years, may be extended by TV Azteca for an additional fifty years.

  An executive officer and director of the Company became a director of TV Azteca in December 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  This discussion contains forward-looking statements, including statements concerning projections, goals, plans, objectives, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. Various factors affect the Company's results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statement. Such factors include among other things, statements concerning:

  .  the outcome of our growth strategy,

  .  future results of operations,

  .  liquidity and capital expenditures,

  .  construction and acquisition activities,

  . debt levels and the ability to obtain financing and make payments on our debt,

  . regulatory developments and competitive conditions in the communications site and wireless carrier industries,

  . projected growth of the wireless communications and wireless carrier industries,

  .  dependence on demand for satellites for internet data transmission and

  .  general economic conditions.


  The Company is a wireless communications and broadcast infrastructure company operating in three business segments:

  . We operate a leading network of communications towers and are the largest independent operator of broadcast towers in North America, based upon numbers of towers owned and/or managed.

  . We provide comprehensive network development services and components for wireless service providers and broadcasters. We offer full turnkey network development solutions to our customers, consisting of radio frequency engineering, network design, site acquisition, zoning and other regulatory approvals, construction management, tower construction, and antenna installation. We also offer a complete line of wireless infrastructure components, including lighting systems, and we fabricate steel used for broadcast towers and other structures.

  . We are a leading provider of domestic and international satellite and Internet protocol network transmission services worldwide, based upon numbers of teleport antennas and facilities. We own and operate more than 160 antennas accessing most major satellite systems from U.S. teleport locations in Arizona, California, Massachusetts, New Jersey, Texas, Washington state and Washington, D.C.

  During the nine month period ended September 30, 2000, we acquired various communications sites, related businesses and teleports (and related businesses) for an aggregate preliminary purchase price of approximately $1.5 billion. Management expects that acquisitions consummated to date will have a material impact on future revenues, expenses and income from operations.

Results of Operations

  As of September 30, 2000, the Company owned and/or operated approximately 10,300 communications sites, as compared to approximately 4,600 communications sites as of September 30, 1999. The acquisitions consummated in 2000 and 1999 have significantly affected operations for the three and nine months ended September 30, 2000, as compared to the three and nine months ended September 30, 1999. See the notes to the condensed consolidated financial statements and the Company's Annual Report on Form 10-K for a description of the acquisitions consummated in 2000 and 1999.

Three Months Ended September 30, 2000 and 1999 (dollars in thousands)--
Unaudited

                                    Three Months Ended
                                       September 30,      Amount of  Percentage
                                    --------------------   Increase   Increase
                                      2000       1999     (Decrease) (Decrease)
                                    ---------  ---------  ---------- ----------
Revenues:
Rental and management.............. $  75,535  $  37,768   $ 37,767      100 %
Services...........................    91,185     22,710     68,475      302 %
Internet, voice, data and video
 transmission services.............    42,238      7,061     35,177      498 %
                                    ---------  ---------   --------
Total operating revenues...........   208,958     67,539    141,419      209 %
                                    ---------  ---------   --------
Operating Expenses:
Rental and management..............    37,335     17,603     19,732      112 %
Services...........................    75,741     16,737     59,004      353 %
Internet, voice, data and video
 transmission services.............    32,060      5,421     26,639      491 %
                                    ---------  ---------   --------
Total operating expenses excluding
 depreciation and amortization,
 development and corporate general
 and administrative expenses.......   145,136     39,761    105,375      265 %
                                    ---------  ---------   --------
Depreciation and amortization......    75,973     35,111     40,862      116 %
Development expense................     5,311        744      4,567      614 %
Corporate general and administra-
 tive expense......................     3,442      2,255      1,187       53 %
Interest expense...................    41,752      5,958     35,794      601 %
Interest income and other, net.....     6,560      3,162      3,398      107 %
Interest income, TV Azteca, net of
 $296 of interest expense
 (related party)...................     3,607                 3,607      N/A
Minority interest in net losses
 (earnings) of subsidiaries........       140       (158)      (298)    (189)%
Income tax benefit.................    12,822        195     12,627    6,475 %
                                    ---------  ---------   --------
Net loss........................... $ (39,527) $ (13,091)  $ 26,436      202 %
                                    =========  =========   ========

 Rental and Management Revenue

  Rental and management revenue for the three months ended September 30, 2000 was $75.5 million, an increase of $37.8 million from the three months ended September 30, 1999. The majority of the increase is attributable to revenue generated from tower acquisitions consummated and towers constructed subsequent to September 30, 1999. The remaining factor contributing to the increase is an increase in comparable tower revenue due to tower lease-ups for towers that existed as of September 30, 1999.

 Services Revenue

  Services revenue for the three months ended September 30, 2000 was $91.2 million, an increase of $68.5 million from the three months ended September 30, 1999. The primary reasons for the increase are revenue generated from acquisitions consummated in 2000 of approximately $32.0 million coupled with an increase in revenue of approximately $36.5 million generated from our own turn-key services business that existed as of September 30, 1999.

 Internet, Voice, Data and Video Transmission Revenue

  Internet, voice, data and video transmission (IVDV) revenue for the three months ended September 30, 2000 was $42.2 million, an increase of $35.2 million from the three months ended September 30, 1999. The primary reason for the increase is attributed to revenue of $32.1 million generated from acquisitions consummated subsequent to the three months ended September 30, 1999. The remaining component of the increase, $3.1 million, is due to growth in the overall IVDV business existing at September 30, 1999.

 Rental and Management Expense

  Rental and management expense for the three months ended September 30, 2000 was $37.3 million, an increase of $19.7 million from the three months ended September 30, 1999. The majority of the increase is attributable to expenses from towers acquired or constructed subsequent to September 30, 1999. The remaining factor contributing to the increase is an increase in comparable tower expenses in the third quarter 2000 for towers that existed as of September 30, 1999.

 Services Expense

  Services expense for the three months ended September 30, 2000 was $75.7 million, an increase of $59.0 million from the three months ended September 30, 1999. Approximately $28.0 million of the increase is due to acquisitions consummated in 2000. The remaining component of the increase is attributable to growth in the turn-key services business that existed as of September 30, 1999. The decline in margins of the services business as a whole was primarily due to the acquisition of a lower margin business during 2000.

 IVDV Expenses

  IVDV expenses for the three months ended September 30, 2000 were $32.1 million, an increase of $26.6 million from the three months ended September 30, 1999. Approximately $22.0 million of the increase is attributable to acquisitions consummated subsequent to the three months ended September 30, 1999. The remaining component of the increase is due to the growth in the overall IVDV business existing at September 30, 1999 coupled with an increase in overhead costs associated with supporting the segment's expanding business and revenue base, and growth strategy.

 Depreciation and Amortization

  Depreciation and amortization for the three months ended September 30, 2000 was $76.0 million, an increase of $40.9 million from the three months ended September 30, 1999. A component of the increase is attributable to an increase in depreciation expense of $21.5 million. This is a direct result of the Company's construction and acquisition of approximately $1.2 billion of property and equipment from October 1, 1999 to September 30, 2000. The other component of the increase is attributable to an increase in amortization expense of $19.4 million, resulting from the Company's recording and amortizing of approximately $1.2 billion of goodwill and other intangible assets related to acquisitions consummated from October 1, 1999 to September 30, 2000.

 Development Expense

  Development expense for the three months ended September 30, 2000 was $5.3 million, an increase of $4.6 million from the three months ended September 30, 1999. The majority of the increase, $2.8 million, represents costs related to tower site inspections and related data gathering. The remainder of the increase, $1.8 million, represents integration expenses related to acquisitions consummated from October 1, 1999 to September 30, 2000 and, to a lesser extent, abandoned acquisitions and acquisition personnel costs. It is expected that the Company will continue to incur these expenses as it implements its growth strategy.

 Corporate General and Administrative Expenses

  Corporate general and administrative expenses for the three months ended September 30, 2000 were $3.4 million, an increase of $1.2 million from the three months ended September 30, 1999. The majority of the increase is a result of higher personnel, marketing, professional services and information technology costs associated with supporting the Company's increasing number of towers, the growth of its other businesses, expanding revenue base, and growth strategy.

 Interest Expense

  Interest expense for the three months ended September 30, 2000 was $41.8 million, an increase of $35.8 million from the three months ended September 30, 1999. The increase is attributable to an increase in interest expense incurred on the Company's credit facilities of $21.6 million, convertible notes of $12.9 million, and other notes payable of $1.6 million, and an increase in deferred financing amortization of $1.5 million. These increases were offset by an increase in capitalized interest related to construction projects of $1.8 million.

 Interest Income and Other, Net

  Interest income and other, net for the three months ended September 30, 2000 was $6.6 million, an increase of $3.4 million from the three months ended September 30, 1999. The increase is primarily attributable to an increase in interest earned on invested cash on hand of approximately $4.1 million, offset by a decrease in interest earned on deposits for acquisitions and advances to acquirees of $0.5 million, and an increase in losses on disposals of fixed assets of approximately $0.2 million.

 Interest Income-TV Azteca, Net (Related Party)

  Interest income TV Azteca, net for the three months ended September 30, 2000 was $3.6 million. Amounts included within this caption represent interest earned on the Company's notes receivable from TV Azteca of $3.9 million offset by interest expense of $0.3 million. An officer and director of the Company became a director of TV Azteca in December 1999.

 Income Tax Benefit

  The income tax benefit for the three months ended September 30, 2000 was $12.8 million, an increase of $12.6 million from the three months ended September 30, 1999. The primary reason for the increase is a result of the Company's increase in its loss before income taxes and extraordinary losses offset by an increase in amortization of non-deductible goodwill arising from stock acquisitions consummated in the nine month period ended September 30, 2000 and the year ended 1999. The effective tax rate differs in both periods from the statutory rate due to the effect of non-deductible items, principally the amortization of goodwill on certain stock acquisitions and, for the three months ended September 30, 2000, the non-deductible note conversion expense from the second quarter of 2000, on which the Company has recorded no tax benefit.

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

Nine Months ended September 30, 2000 and 1999 (Dollars in thousands)--
Unaudited

                                                           Amount of  Percentage
                                      Nine Months Ended     Increase   Increase
                                        September 30,      (Decrease) (Decrease)
                                      -------------------  ---------- ----------
                                        2000       1999
                                        ----       ----
Revenues:
Rental and management...............  $ 192,475  $ 94,640   $ 97,835     103 %
Services............................    203,363    54,948    148,415     270 %
Internet, voice, data and video
 transmission services..............     95,684    19,512     76,172     390 %
                                      ---------  --------   --------
Total operating revenues............    491,522   169,100    322,422     191 %
                                      ---------  --------   --------
Operating Expenses:
Rental and management...............     97,117    42,946     54,171     126 %
Services............................    173,068    41,300    131,768     319 %
Internet, voice, data and video
 transmission services..............     74,318    14,045     60,273     429 %
                                      ---------  --------   --------
Total operating expenses excluding
 depreciation and amortization,
 development, and corporate general
 and administrative expenses........    344,503    98,291    246,212     250 %
                                      ---------  --------   --------
Depreciation and amortization.......    198,264    92,919    105,345     113 %
Development expense.................     10,495     1,302      9,193     706 %
Corporate general and administrative
 expense............................      9,957     6,327      3,630      57 %
Interest expense....................    112,339    17,497     94,842     542 %
Interest income and other, net......     12,997    13,899       (902)     (6)%
Interest income, TV Azteca, net of
 $753 of interest expense (related
 party).............................      9,070                9,070      N/A
Note conversion expense.............     16,968               16,968      N/A
Minority interest in net losses
 (earnings) of subsidiaries.........         82       (79)      (161)   (204)%
Income tax benefit..................     43,036       942     42,094   4,469 %
Extraordinary losses on
 extinguishment of debt.............      4,338                4,338      N/A
                                      ---------  --------   --------
Net loss............................  $(140,157) $(32,474)  $107,683     332 %
                                      =========  ========   ========

Rental and Management Revenue

  Rental and management revenue for the nine months ended September 30, 2000 was $192.5 million, an increase of $97.8 million from the nine months ended September 30, 1999. The majority of the increase is attributable to revenue generated from tower acquisitions consummated and towers constructed subsequent to September 30, 1999. The remaining factor contributing to the additional revenue is an increase in comparable tower revenue due to tower lease-ups for towers that existed as of September 30, 1999.

Services Revenue

  Services revenue for the nine months ended September 30, 2000 was $203.4 million, an increase of $148.4 million from revenues for the nine months ended September 30, 1999. The primary reasons for the increase are revenues generated from acquisitions consummated in 2000 of approximately $68.0 million coupled with an increase in revenue of $80.4 million generated from our turn-key services business that existed as of September 30, 1999.

Internet, Voice, Data and Video Transmission Revenue

  IVDV revenue for the nine months ended September 30, 2000 was $95.7 million, an increase of $76.2 million from revenues for the nine months ended September 30, 1999. The primary reason for the increase is attributed to revenue of $66.3 million generated from acquisitions consummated subsequent to September 30, 1999. The remaining component of the increase, $9.9 million, is due to growth in the overall IVDV business existing at September 30, 1999.

Rental and Management Expense

  Rental and management expense for the nine months ended September 30, 2000 was $97.1 million, an increase of $54.2 million from the nine months ended September 30, 1999. The majority of the increase is attributable to expenses from towers acquired or constructed subsequent to September 30, 1999. The remaining factor contributing to the increase is an increase in comparable tower expenses in the nine month period ended September 30, 2000 for towers that existed as of September 30, 1999.

Services Expense

  Services expense for the nine months ended September 30, 2000 was $173.1 million, an increase of $131.8 million from the nine months ended September 30, 1999. Approximately $59.6 million of the increase is due to acquisitions consummated in 2000. The remaining component of the increase is attributable to growth in the turn-key services business that existed as of September 30, 1999. The decline in margins of the services business as a whole were due to the acquisition of a lower margin business during 2000, coupled with additional expenses incurred to shift the focus of the Company's construction division from tower construction to antennae installation.

IVDV Expenses

  IVDV expenses for the nine months ended September 30, 2000 were $74.3 million, an increase of $60.3 million from the nine months ended September 30, 1999. Approximately $45.6 million of the increase is attributable to acquisitions consummated subsequent to September 30, 1999. The remaining component of the increase is due to the growth in the overall IVDV business existing at September 30, 1999 coupled with additional overhead costs associated with supporting the segment's expanding business and revenue base, and growth strategy.

Depreciation and Amortization

  Depreciation and amortization for the nine months ended September 30, 2000, was $198.3 million, an increase of $105.3 million from the nine months ended September 30, 1999. A component of the increase is attributable to an increase in depreciation expense of $51.5 million. This is a direct result of the Company's purchase, construction and acquisition of approximately $1.2 billion of property and equipment from October 1, 1999 to September 30, 2000. The remaining component of the increase is attributable to an increase in amortization of $53.9 million, resulting from the Company's recording and amortizing of approximately $1.2 billion of goodwill and other intangible assets related to acquisitions consummated from October 1, 1999 to September 30, 2000.

Development Expense

  Development expense for the nine months ended September 30, 2000 was $10.5 million, an increase of $9.2 million from the nine months ended September 30, 1999. The majority of the increase, $5.8 million, represents integration expenses related to acquisitions consummated from October 1, 1999 to September 30, 2000 and, to a lesser extent, abandoned acquisitions and acquisition personnel costs. The remaining component of the increase, $3.4 million, represents costs related to tower site inspections and related data gathering. It is expected that the Company will continue to incur these expenses as it implements its growth strategy.

Corporate General and Administrative Expense

  Corporate general and administrative expense for the nine months ended September 30, 2000, was $10.0 million, an increase of $3.6 million from the nine months ended September 30, 1999. The majority of the increase is a result of higher personnel, marketing, professional services and information technology costs associated with supporting the Company's increasing number of towers, the growth of its other businesses, expanding revenue base and growth strategy.

Interest Expense

  Interest expense for the nine months ended September 30, 2000 was $112.3 million, an increase of $94.8 million from the nine months ended September 30, 1999. The net increase is attributable to an increase in the amount of interest incurred on the Company's credit facilities of $52.5 million, convertible notes of $39.3 million, other notes payable of $4.3 million and an increase in deferred financing amortization of $4.4 million. These increases were offset by an increase in capitalized interest related to construction projects of $5.7 million.

Interest Income and Other, Net

  Interest income and other, net for the nine months ended September 30, 2000 was $13.0 million, a decrease of $0.9 million from the nine months ended September 30, 1999. The decrease is primarily attributable to a decrease in interest earned on invested cash on hand of $2.5 million and an increase in losses on disposals of fixed assets of $0.7 million, offset by an increase in interest earned on deposits for acquisitions and advances to acquirees of $2.3 million.

Interest Income-TV Azteca, Net (Related Party)

  Interest income TV Azteca, net for the nine months ended September 30, 2000 was $9.1 million. Amounts included within this caption represent interest earned on the Company's notes receivable from TV Azteca of $9.8 million offset by interest expense of $0.7 million. An officer and director of the Company became a director of TV Azteca in December 1999.

Note Conversion Expense

  During the nine months ended September 30, 2000, the Company acquired a portion of its 6.25% and 2.25% convertible notes in exchange for shares of Class A common stock. As a consequence of those negotiated exchanges with certain of its noteholders, the Company recorded note conversion expense of $17.0 million during the second quarter of 2000, which represents the fair value of incremental stock issued to noteholders to induce them to convert their holdings prior to the first scheduled redemption date.

Income Tax Benefit

  The income tax benefit for the nine months ended September 30, 2000 was $43.0 million, an increase of $42.1 million from the nine months ended September 30, 1999. The primary reason for the increase is a result of the Company's increase in its loss before income taxes and extraordinary losses offset by an increase in amortization of non-deductible goodwill arising from stock acquisitions consummated in the nine month period ended September 30, 2000 and the year ended 1999. The effective tax rate differs in both periods from the statutory rate due to the effect of non-deductible items, principally the amortization of goodwill on certain stock acquisitions and for the nine months ended September 30, 2000, the non deductible note conversion expense on which the Company has recorded no tax benefit.

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

Liquidity and Capital Resources

  For the nine months ended September 30, 2000, cash flows used for operating activities were $37.8 million, as compared to cash flows provided by operating activities of $56.6 million for the nine months ended September 30, 1999. The primary reasons for the decrease is due to increased interest payments, the paydown of current liabilities assumed through acquisition and an increase in current assets.

  For the nine months ended September 30, 2000, cash flows used for investing activities were $1.6 billion, as compared to $736.8 million for the nine months ended September 30, 1999. The increase in 2000 is primarily due to an increase in property and equipment expenditures of approximately $172.3 million coupled with a net increase in cash expended for mergers and acquisitions, including related escrow deposits, notes receivable and investments of approximately $697.8 million.

  For the nine months ended September 30, 2000, cash flows provided by financing activities were $1.8 billion, as compared to $535.7 million for the nine months ended September 30, 1999. The increase is primarily related to increased net borrowings under the Company's New Credit Facilities of $1.0 billion and the issuance of $450.0 million of convertible notes, offset by a decrease in proceeds from the issuance of common stock.

  The Company's liquidity needs arise from its acquisition-related activities, debt service, working capital and capital expenditures associated principally with its construction program. As of September 30, 2000, the Company maintained approximately $206.5 million in cash and cash equivalents (including restricted cash, see note 6), working capital of approximately $255.2 million, and had approximately $650.0 million available under its New Credit Facilities. During the fourth quarter of 2000, the Company has begun to utilize availability under its New Credit Facilities to fund acquisitions. Historically, the Company has met its operational liquidity needs with internally generated funds and has financed its acquisitions and its construction program, including related working capital needs, with a combination of capital funds from sales of its equity and debt securities and bank borrowings.

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

  Under the terms of the New Credit Facilities, the Company is required to maintain restricted funds in an interest reserve escrow account through 2001. Such funds can only be used to make scheduled interest payments on the Company's outstanding convertible notes. As of September 30, 2000, such restricted funds were approximately $56.0 million and are included in cash and cash equivalents in the accompanying September 30, 2000 balance sheet.

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

  June Stock Offering--In June 2000, the Company completed a public offering of 12,500,000 shares of its Class A common stock, $.01 par value per share at $41.125 per share. The Company's net proceeds of the offering (after deduction of offering expenses) were approximately $513.6 million. The Company used a portion of the proceeds to reduce borrowings under the New Credit Facilities and to finance acquisitions and the construction of towers, as well as for general working capital purposes. Certain selling stockholders sold an additional 1,182,000 shares in the offering of which the Company did not receive any proceeds.

  As of September 30, 2000, the Company had approximately $2.0 billion of long-term debt, of which $1.0 billion was outstanding under its credit facilities and $918.9 million was outstanding in the form of convertible notes. Debt service requires a substantial portion of the Company's cash flow from operations. Accordingly, the Company's leverage could make it vulnerable to a downturn in the operating performance of its operations or in economic conditions. The Company believes that its cash flows from operations will be sufficient to meet its debt service requirements for interest on all of its outstanding debt and scheduled payments of principal under the New Credit Facilities. If such cash flow were not sufficient to meet such debt service requirements, the Company might sell equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. The Company may not be able to effect any of these transactions on favorable terms. The Company believes that is has sufficient financial resources available to it, including borrowings under its credit facilities, to finance operations for the foreseeable future.

  During the nine months ended September 30, 2000, the Company had capital expenditures of approximately $346.2 million primarily related to construction activities and completed the construction of approximately 1,100 towers. The Company's 2000 business plan calls for total capital expenditures of approximately $504.6 million. Included in that plan (exclusive of broadcast towers, but inclusive of the Company's commitment under build-to-suit agreements) is the construction of approximately 1,500 towers for its own account at a cost of between $247.5 million and $300.0 million. In addition, the plan includes the construction of approximately 12 broadcast towers at an estimated cost of $48.0 million to $60.0 million. Remaining capital expenditures relate to enhancements in information technology, infrastructure, and structural improvements. Management believes that the Company has sufficient funds available to finance current construction plans and pending acquisitions.

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

  ATC Separation--The Company continues to be obligated under the ATC Separation agreement for certain tax liabilities to CBS Corporation and American Radio Systems. As of September 30, 2000, no matters covered under this indemnification have been brought to the Company's attention.

  Acquisitions--As of September 30, 2000, the Company was a party to various agreements relating to the acquisition of assets or businesses from various third parties. See note 4 of the condensed consolidated financial statements.

Recent Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in May 1999 by FAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133." This Statement establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) will depend on the entity's intended use of the derivative and its resulting designation (as defined in the statement). FAS No. 133, as amended, will be effective for the Company on January 1, 2001. The Company is currently in the process of evaluating the impact FAS No. 133 will have on the Company and its consolidated financial statements.

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

  The Company did not increase its borrowings under its credit facility or enter into any interest rate hedge agreements during the three months ended September 30, 2000.

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

  The Company's potential loss in future earnings over the next twelve months as a result of a 10% increase in interest rates related to its long term debt obligations (with variable interest rates) (using a weighted average interest rate of 9.5% at September 30, 2000) would be approximately $9.8 million.

  For the three month period ended September 30, 2000, the Company has not incurred any material changes with respect to the interest rates, long-term debt and interest rate caps and swaps disclosed under this section in its quarterly reports on Form 10-Q for the three month periods ended June 30, 2000 and March 31, 2000 and its Annual Report on Form 10-K. Accordingly, refer to those reports for a more detailed discussion.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending that would have a material impact on the Company's consolidated financial position, the results of its operations or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

  Listed below are the exhibits which are filed as part of this Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K).

 Exhibit
 No.       Description of Document     Exhibit File No.
 -------   -----------------------     ----------------
 3(i)    Restated Certificate of
         Incorporation, as amended,
         of the                        Incorporated by reference to
         Company as filed with the     Exhibit 3(i) from Company's
         Secretary of State of the     Quarterly Report on Form 10-Q
         State                         (File No. 001-14195) filed on
         of Delaware on June 4,        August 16, 1999.
         1999.......................

 3(ii)   Bylaws, as amended, of the    Incorporated by reference to Exhibit 3.2
         Company....................   from Company's Registration Statement
                                       on Form S-3 (File No. 333-37988) filed
                                       on May 26, 2000.

 10.1    First Amendment and Waiver
         Agreement, dated as of
         February 9, 2000, by and
         among American Tower, L.P.,
         American Towers, Inc. and
         ATC Teleports, Inc., as
         Borrowers and Toronto
         Dominion (Texas) Inc., as
         Administrative Agent, and
         the Bank Parties thereto...   Filed herewith as Exhibit 10.1

 10.2    Second Amendment to Amended
         and Restated Loan
         Agreement, dated as of May
         11, 2000, by and among
         American Tower, L.P.,
         American Towers, Inc. and
         ATC Teleports, Inc., as
         Borrowers and Toronto
         Dominion (Texas) Inc., as
         Administrative Agent, and
         the Bank Parties thereto...   FIled herewith as Exhibit 10.2

 10.3    Waiver and Third Amendment
         to Amended and Restated
         Loan Agreement, dated as of
         October 13, 2000, among
         American Tower, L.P.,
         American Towers, Inc. and
         ATC Teleports, Inc., as
         Borrowers and Toronto
         Dominion (Texas) Inc., as
         Administrative Agent, and
         the Bank Parties thereto...   Filed herewith as Exhibit 10.3

 27      Financial Data Schedule....   Filed herewith as Exhibit 27

  (b) Reports on Form 8-K.

    1. Form 8-K (Items 2) filed on July 28, 2000.
    2. Form 8-K (Item 5) filed on August 1, 2000.
    3. Form 8-K (Item 7) filed on August 14, 2000.
    4. Form 8-K (Item 2) filed on September 11, 2000.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          American Tower Corporation

                                          By: /s/ Joseph L. Winn
Date: November 13, 2000                      ----------------------------------
                                                       Joseph L. Winn
                                                Treasurer & Chief Financial
                                                          Officer
                                                 (Duly Authorized Officer)

Date: November 13, 2000                   By: /s/ Justin D. Benincasa
                                             ----------------------------------
                                                    Justin D. Benincasa
                                             Senior Vice President & Corporate
                                                         Controller
                                                 (Duly Authorized Officer)