Form 10-K
period 2000-12-31
AMERICAN TOWER CORP /MA/
filed 2001-04-02
CIK 1053507

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C

                               ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                    For Fiscal Year Ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                For the transition period from         to

                           Commission File 001-14195

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                  (Name of exchange on
                (Title of Class)                   which registered)
                ----------------                  --------------------
     Class A Common Stock, $0.01 par value      New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                (Title of Class)

                                      None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2001 was approximately $3,212,206,760. As of February 28, 2001, 180,165,054 shares of Class A Common
Stock, 8,077,635 shares of Class B Common Stock and 2,267,813 shares of Class C Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                            FORM 10-K ANNUAL REPORT
                      FISCAL YEAR ENDED DECEMBER 31, 2000

                                                                                                   Page
                                                                                                   ----
 PART I.
 ITEM 1.   Business...............................................................................   1
 ITEM 2.   Properties.............................................................................  22
 ITEM 3.   Legal Proceedings......................................................................  23
 ITEM 4.   Submission of Matters to a Vote of Security Holders....................................  23

 PART II.
 ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  24
 ITEM 6.   Selected Financial Data................................................................  26
 ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  28
 ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................  40
 ITEM 8.   Financial Statements and Supplementary Data............................................  41
 ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  41

 PART III.
 ITEM 10.  Directors and Executive Officers of the Registrant.....................................  42
 ITEM 11.  Executive Compensation.................................................................  43
 ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.........................  43
 ITEM 13.  Certain Relationships and Related Transactions.........................................  43

 PART IV.
 ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  44

  This Annual Report on Form 10-K contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could" or "may," or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. We refer you to the caption entitled "Business--Factors That May Affect Future Results" in Item 1 of Part I for important factors that could cause actual results to differ materially from those indicated by our forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

                                    PART I

ITEM 1. BUSINESS

Overview

  We are a leading wireless and broadcast communications infrastructure company operating in three business segments.

  . Rental and management. Our primary business is renting antenna space to wireless and broadcast companies on multi-tenant communications towers. We operate the largest network of wireless communications towers in North America and are the largest independent operator of broadcast towers in North America, based on number of towers. Our growth strategy focuses on both the acquisition and construction of towers. We use our own extensive tower network development capabilities, which include site acquisition and tower construction services, to construct our own build-to-suit and other towers. These capabilities enable us to construct towers at costs that are generally lower than the cost of acquiring towers.

  . Network development services. Through ATC Integrated Services, we provide the full-range of tower-related services necessary to establish, develop and maintain wireless and broadcast tower networks. Theses services include:

      .  radio frequency engineering consulting;
      .  site acquisition and network design;
      .  zoning and other governmental approvals;
      .  tower construction;
      .  antenna installation;
      .  tower component part sales; and
      .  site monitoring and maintenance.

    We provide these services to a variety of customers and actively market them as part of a turnkey solution to our existing and prospective rental customers. We believe our full service capabilities enhance our core rental and management business by:

      . making us a more attractive choice for build-to-suit opportunities;
      . enabling us to construct towers at costs that are generally less than the costs of acquiring towers. This cost-efficiency enables us to reduce our weighted average cost per tower, thereby improving the overall return of our rental and management business;
      . strengthening our customer relationships; and . increasing recurring revenues and cash flow from our towers.

  . Satellite and fiber network access services. Our Verestar subsidiary is a leading provider of integrated satellite and fiber network access services, based on the number of our teleport antennae and facilities. We provide these services to telecommunications companies, Internet service providers (ISPs), broadcasters and maritime customers, both domestic and international. Verestar's teleports and other facilities enable its customers to transmit Internet traffic, voice, video and other data through the integration of satellites, high-speed fiber connections and communications switches.

  Our operating revenues for the year ended December 31, 2000 were $735.3 million. Our three business segments accounted for the following percentages of operating revenues for the year ended December 31, 2000:

  .Rental and management--38.0%;
  .Network development services--42.0%; and
  .Satellite and fiber network access services--20.0%.

  The relative contributions of each of our segments to our total operating revenues in 2000 may not be indicative of future periods. For more financial information about our business segments and geographic information about our operating revenues and long-lived assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

  We have a diversified base of customers. For the year ended December 31, 2000, none of our customers accounted for more than 10% of our operating revenues and our five largest customers accounted for approximately 23% of those revenues. Our customer base includes customers from various sectors within the wireless communications industry, including personal communication services, cellular and paging.

Growth Strategy

  Background. Our growth strategy is to capitalize on the rapid expansion taking place in the wireless communications industry. We believe the increase in demand for wireless communications is attributable to a number of factors, including:

  .  technological advances in communications equipment;
  .  decreasing costs of wireless services;
  .  the development of new applications for wireless services;
  .  the increasing mobility of the U.S. population;
  .  the growing awareness of the benefits of mobile communications;
  . the auctioning of new communications spectrum; and . business and consumer preferences for higher quality wireless, Internet, voice and data transmission.

  We believe that as the wireless communications industry grows and becomes more competitive, many carriers seek to preserve capital and speed access to their markets by:

  .  focusing on activities that contribute directly to subscriber growth;
  . outsourcing infrastructure requirements such as owning, constructing and maintaining towers; and
  . co-locating transmission facilities, which is likely to accelerate because of environmental and other regulatory restrictions, resulting in the growing tendency of local authorities to slow the proliferation of towers in their communities.

  We believe we are well positioned to benefit from these trends in wireless communications and to play an increasing role in addressing the needs of the wireless, broadcast and Internet infrastructure industries. Our belief is based on the following reasons:

  . We operate the largest network of wireless communications towers in North America and are the largest independent operator of broadcast towers in North America, based on number of towers. We believe that national and other large wireless service providers prefer to deal with a company, such as ours, that can meet the majority of their tower needs within a particular market or region. In addition, we offer turnkey solutions to our customers, including a broad range of network development services and related components and equipment.
  . We are both an experienced builder and acquirer of towers, providing us the flexibility to choose the most cost-effective means to expand our network of towers.
  . We are involved in a number of build-to-suit projects, which generally reduce the financial risk of building new towers because these projects have anchor tenants which are often located in markets where we would like to expand our existing operations or in new markets where we would like to establish a presence.
  . Through our Verestar subsidiary, we are addressing the expanding market for satellite and fiber network access services.

  . We have a strong and experienced management team, led by our Chairman and Chief Executive Officer, Steven B. Dodge.

  We are seeking to enhance our position as a leader in each of our business segments by:

  . expanding our leading national footprint of desirable communications towers in most major markets in the United States, creating networks in Mexico and Canada, and creating networks internationally to serve attractive foreign markets that we do not currently serve;
  . increasing the profitability of our tower operations by reducing average cost per tower through construction and attractive acquisitions, reducing tower operating expenses and actively marketing unused space on our towers;
  . serving profitably selected infrastructure needs of our customers; and . expanding Verestar as a leading provider of satellite and fiber network access services for telecommunications companies, ISPs, broadcasters and maritime customers.

  Internal growth through sales, service and capacity utilization. We believe that a substantial opportunity for profitable growth exists by increasing the utilization of our existing towers and towers that we may build or acquire in the future. Because the costs of operating a site are largely fixed, increasing tower utilization significantly improves site operating margins. Many of our towers have significant capacity available for additional antenna space rental that we believe can be utilized at low incremental cost.

  We intend to continue to use targeted sales and marketing techniques to increase utilization of our towers. We believe that the key to the success of this strategy lies in our ability to develop and consistently deliver a high level of customer service, and to be widely recognized as a company that makes realistic commitments and then delivers on them. Since speed to market and reliable network performance are critical components to the success of wireless service providers, our ability to assist our customers in meeting these goals will ultimately define our marketing success and capacity utilization. We target as customers wireless service providers that are expanding or improving their existing network infrastructure, as well as those deploying new technologies.

  We also intend to continue actively marketing and selling our network development services and satellite and fiber network access services as related sources of revenue from those earned through our rental and management business. We expect that a significant part of our growth may consist of selling services and components to new customers on our existing towers or towers that we may construct on a build-to-suit or other basis.

  Growth by build-to-suit/construction. We believe we can achieve attractive investment returns for our company by constructing new tower clusters:

  .  in and around markets in which we already have a presence;
  .  along major highways; and
  . in targeted new markets, particularly markets that have not been significantly built out by carriers or other communications site companies.

  We often seek to work with one or more anchor tenants when we construct towers. When we do so, we develop an overall master plan for a particular network by locating new sites in areas identified by our customers as optimal for their network expansion requirements. We generally secure commitments for leasing from the customer prior to commencing construction, thereby reducing the risks associated with the investment.

  In some cases, however, we may invest in the zoning and permitting of sites, and even the construction of tower build-outs, where we have no anchor tenant. We do this when, based on radio frequency engineering studies, our market knowledge and our awareness of our customers' build-out plans, we believe demand will exist in the near term.

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

  Growth by acquisitions. We have achieved a leading industry position through acquisitions and construction. We intend to continue to pursue strategic mergers and acquisitions with independent tower operators, consolidators and wireless service providers. Our acquisition strategy is designed to:

  .  achieve enhanced operating efficiencies;
  . take advantage of divestiture opportunities presented by wireless service providers;
  .  broaden and strengthen our penetration of major markets;
  . facilitate entry into new geographic markets in the United States and abroad; and
  .  complement our construction program.

  Among the potential acquisitions are tower networks still owned by major wireless service providers. We have entered into these types of transactions with ALLTEL, AirTouch and AT&T, as described elsewhere in this report. These transactions are usually substantial, involving several thousand towers and purchase prices in the hundreds of millions of dollars. In addition, they often entail build-to-suit contracts involving thousands of towers.

  We also intend to pursue, on a selective basis, the acquisition of companies to enhance our satellite and fiber network access business.

Products and Services

  We offer our products and services through three business segments:

  .  Rental and management;
  .  Network development services; and
  .  Satellite and fiber network access services provided by Verestar.

 Rental and Management Segment

  Leasing of antennae sites. Our primary business is renting antenna space to wireless and broadcast companies on multi-tenant communications towers. We operate the largest network of wireless communications towers in North America and are the largest independent operator of broadcast towers in North America, based on number of towers. Assuming the consummation of our pending transactions, we operate a tower network of approximately 13,600 multi-user sites in the United States, Canada and Mexico, including more than 300 broadcast tower sites. Approximately 12,600 of these towers are owned or leased sites and approximately 1,000 are managed sites or lease/sublease sites under which we hold a position as lessee that is co-terminous with a related sublease. Our networks in the United States, Canada and Mexico are national in scope. Our U.S. network spans 49 states and the District of Columbia, with tower clusters in 43 of the 50 largest U.S. metropolitan statistical areas. Our developing Mexican network includes sites in highly populated areas, including Mexico City, Monterrey, Guadalajara and Acapulco. We plan for our Canadian operations to include sites in major metropolitan areas.

  We lease antenna space on our towers to tenants in a diverse range of wireless communications and broadcast industries. Wireless industries we serve include: personal communications services, cellular, enhanced specialized mobile radio, specialized mobile radio, paging, fixed microwave and fixed wireless.

  Our wireless customers include:

  .  ALLTEL                 .  Winstar               .  AT&T Wireless
  .  Cingular               .  Mobile Wireless          Services
     Wireless               .  Sprint PCS            .  Nextel
  .  PowerTel               .  VoiceStream           .  Teligent
  .  Verizon*                                        .  Western Wireless

  Most major radio and television broadcasters rent antenna space on our broadcast towers, including:

  .  ABC                    .  CBS                   .  Clear Channel
  .  Cox                    .  Fox                   .  Infinity
  .  NBC                    .  Paxson                .  Paramount
  .  Sinclair               .  Telemedia             .  Tribune
  .  TV Azteca              .  Univision

  Lease Terms. Our leases, like most of those in the industry, generally vary depending upon the region and the industry user. Television and radio broadcasters prefer long-term leases while wireless communications providers favor somewhat shorter lease terms. In both cases, the leases often have multiple renewals at the option of the tenant.

  Tenants tend to renew their leases because of the complications associated with moving antennae. For example, in the case of cellular, personal communications services and other wireless users, moving one antennae might necessitate moving several others because of the interlocking grid-like nature of wireless systems. Moreover, a move by a television or radio broadcaster would necessitate FCC approval and could entail major dislocations and the uncertainty associated with building antennae in new coverage areas. In addition, the increasing difficulty of obtaining local zoning approvals, the increasing environmental concerns of communities, and the restrictions imposed by the Federal Aviation Administration and FCC tend to reduce the number of choices available to a tower user.

  Most of our leases have escalator provisions. These automatic increases are based on specified estimated cost measures or on increases in the consumer price index.

  Annual rental payments vary considerably depending upon:

  . size of the transmission line and the number and weight of the antennae on the tower;
  .  existing capacity of the tower;
  .  the placement of the customer's antenna on the tower;
  .  the location and height of the tower on which antenna space is rented;
     and
  .  the competitive environment.

  Because of the factors listed above, we believe that it is not possible to state with any degree of precision the vacancy or unused capacity of a "typical" tower, group of related towers or all of our towers.

  Build-to-Suit Projects. Historically, cellular and other wireless service providers have constructed and owned a majority of the towers for their antennae needs, rather than leasing space on towers from a third party. Beginning a few years ago, wireless service providers expressed a growing interest in having independent companies own and operate the towers for their antennae. We believe this trend is the result of a need among such providers to preserve capital and to speed access to their markets by focusing on activities that contribute to subscriber growth and by outsourcing infrastructure requirements. This trend has resulted in our entering into
--------
* Includes the former operations of AirTouch, Bell Atlantic Mobile and GTE Mobilenet.

agreements with a number of wireless carriers for build-to-suit projects. In build-to-suit projects, we develop and construct a tower network for a major anchor tenant, after the anchor tenant signs a lease agreement with us. Because we own the constructed towers, we are able to rent space on them to other tenants, as well as to the anchor tenant.

  These build-to-suit projects constitute a major part of our rental business and have the following benefits for us:

  . build-to-suit projects generally reduce the financial risk of constructing new towers because they have a pre-established anchor tenant;
  . build-to-suit projects are often located in markets where we would like to expand our existing operations or in a new market where we would like to establish a presence; and
  . by utilizing our experienced in-house network development services, build-to-suit projects enable us to construct towers at costs that are generally less than the costs of acquiring towers. This cost-efficiency reduces our weighted average cost per tower, thereby improving the overall return of our rental and management business.

  We are currently engaged in build-to-suit projects for the following companies:

  . ALLTEL                   . AT&T Wireless          . Cingular Wireless
  . Nextel                   . Omnipoint              . Verizon

  We continue to seek additional major build-to-suit projects, although we may not enter into any of them.

  Communications site management business. We are a leading manager of communications sites. These sites include rooftop sites and ground towers. A central aspect of this business is the development by us of new sources of revenue for building owners by effectively managing all aspects of rooftop and ground tower telecommunications, including:

  . two-way radio systems    . microwave              . fiber optics
  . wireless cable           . paging                 . rooftop
  . personal                 . cellular                 infrastructure
    communications                                      construction
    services                                            services

  Our management contracts for these sites are generally for a period of five years and contain automatic five-year renewal periods, subject to termination by either party before renewal. Under these contracts, we are responsible for a wide range of activities, including:

  .  marketing antennae sites on the tower;
  . reviewing existing and negotiating future license agreements with tenant users;
  .  managing and enforcing those agreements;
  . supervising installation of equipment by tenants to ensure non-interference with other users;
  . supervising repairs and maintenance to the towers; and . site billing, collections and contract administration.

  In addition, we handle all service related calls and questions regarding the site so that the building management team or owner is relieved of this responsibility. For such services, we are entitled to a percentage of lease payments, which is higher for new tenants than for existing tenants. Upon termination of a contract, unless it is because of our default, we are generally entitled to our percentage with respect to then existing tenants so long as they remain tenants.

 Network Development Services

  Through ATC Integrated Services, we provide comprehensive network development services for both wireless service providers and broadcasters. We offer full turnkey network development solutions to our customers, including:

  . radio frequency         . tower construction     . tower component part
    engineering consulting  . network design           sales
  . site acquisition        . antennae               . tower monitoring
  . zoning and other          installation
    regulatory
    approvals

  We provide network development services to most of the major wireless service providers and have constructed or are constructing towers on a build-to-suit basis for a variety of wireless and broadcast companies. We are increasingly applying our site acquisition and construction capabilities for our own account as we engage in more built-to-suit and other proprietary construction projects.

Our ability to provide this full range of services is critical to our business model because these services:

  . enhance our overall returns as our costs for constructing towers are generally lower than those we acquire;
  . make us a more attractive choice for built-to-suit projects since we believe wireless carriers prefer to work with a national company, rather than contract with multiple vendors, to address their tower-related needs;
  . strengthens our existing customer relationships by increasing our knowledge of our customers network needs, which we believe leads to greater customer satisfaction and the opportunity to offer our customers other services; and
  . increase recurring revenues and cash flow from our towers. For example, throughout a customer's lease with us, we often perform antenna installation-related services and radio frequency engineering services as our customer's needs change and as their network develops, and as part of routine maintenance.

  Site acquisition services. We engage in site acquisition services for our own account, in connection with build-to-suit projects and other proprietary construction, as well as for third parties. We provided site acquisition services for some of the first personal communications services projects in the United States, including the personal communication services network that at the time of launch had the largest number of sites in the United States. We provide these services nationally through our field offices in several major cities, including Atlanta, Chicago, Charlotte, Cleveland, Jacksonville, New Orleans and Seattle. Our site acquisition services include:

  . site identification     . geographic analysis    . custom mapping
  . market analysis         . zoning review          . zoning and other
                                                       governmental
                                                       approval

  The site selection and acquisition process begins with the network design. We identify highway corridors, population centers and topographical features within the carrier's existing or proposed network. We then conduct drive tests in the area to monitor all personal communication services, cellular and enhanced specialized mobile radio frequencies to locate any systems then operating in that area. This enables us to identify where any holes in coverage may exist. Based on this data, we and the carrier develop a "search ring," generally of one-mile radius, within which our site acquisition department identifies land available either for purchase or lease. Our personnel select the most suitable sites, based on demographics, traffic patterns and signal characteristics. If the customer approves the site, we then submit it to the local zoning/planning board for approval. If we receive approval, our customer typically engages us to supervise the construction of the towers or to construct the towers ourselves.

  We have performed site acquisition services for a wide range of customers, including:

  . ALLTEL                   . AT&T Wireless          . Metricom
  . Cingular Wireless        . MobileComm             . Sprint PCS
  . PowerTel                 . SkyTel                 . Western Wireless
  . Triton PCS               . Verizon

  We will continue to provide site acquisition services to those customers desiring only these services. However, we also intend to continue to actively market these services as part of a turnkey solution, including network design, tower construction, tower site leasing, equipment installation and maintenance, that we offer prospective rental customers. We believe that wireless service providers will select companies that demonstrate the ability to successfully locate, acquire and permit sites and finance and construct towers in a timely manner for their built-to-suit projects.

  Engineering Consulting Services and Network Design. Through Galaxy Engineering Services, we provide a number of engineering services that enable our customers to plan new tower networks, modify existing tower networks and improve the quality of their networks. These engineering services include:

  .  wireless broadband design and implementation;
  .  wireless data network design and implementation;
  . radio frequency network design for all mobile and fixed wireless technologies;
  . drive testing, which consists of measuring the signal strength of an antenna from multiple points in a moving vehicle;
  . performance engineering, which consists of adjusting variables in a network to establish optimum performance levels;
  .  technical planning for spectrum license holders;
  . upgrading networks to the next generation of broadcast technology, which is often referred to as "3G" or third-generation technologies;
  . transport engineering, which consists of improving transmission media and interconnections for wireless service providers; and
  .  interconnection and microwave services

  Tower Construction and Antennae Installation. We are one of the leading builders of wireless and broadcast towers. Our Specialty Constructors unit has over 30 years of wireless tower construction and equipment installation experience. We also own and operate Kline Iron & Steel, an experienced builder of broadcast towers. The following table shows the approximate number of towers that we constructed during 1999 and 2000, and our projection for 2001 tower construction:

                                                                      Number of
                                                                       Towers
       Year                                                          Constructed
       ----                                                          -----------
       1999.........................................................    1,000
       2000.........................................................    1,600
       2001--Projection.............................................    2,000

  We construct towers both for our own account in connection with build-to-suit projects and other proprietary construction projects, as well as for third parties. For third party construction, we bill customers on a fixed price or time and materials basis, and we may negotiate fees on individual sites or for groups of sites.

The cost of construction of a tower varies both by site location, which will determine, among other things, the required height of the tower, and type of tower. Non-broadcast towers, whether on a rooftop or the ground, generally cost between approximately $185,000 and $225,000. Broadcast towers are generally much taller and are built to bear a greater load. The costs per broadcast tower are significantly greater than non-broadcast towers and vary based on size, location and terrain.

  As part of our construction service and as a separate service offering, we provide antennae installation services. These services use not only our construction-related skills, but also our technical expertise to ensure that new installations do not cause interference with other tenants.

  The number of antennae that our towers can accommodate varies depending on whether the tower is broadcast or non-broadcast, and on the tower's location, height and the loaded capacity at certain wind speeds. An antenna's height on a tower and the tower's location determine the line-of-sight of the antenna with the horizon and, consequently, the distance a signal can be transmitted. Some of our customers, including paging companies and specialized mobile radio providers in rural areas, need higher elevations for broader coverage. Other customers, such as personal communications services, enhanced specialized mobile radio and cellular companies in metropolitan areas, usually do not need to place their equipment at the highest tower point. In most cases, well engineered and well located towers built to serve the specifications of an initial anchor tenant in the wireless communications sector will attract three or more additional wireless tenants over time, thereby increasing revenue and enhancing margins.

  Wireless Components. Through MTS Wireless Components, we sell tower related parts and equipment to wireless and broadcast companies, including:

  .  antennae fasteners and other mounting components;
  .  waveguide bridge products;
  .  square support rail;
  .  tower lighting systems;
  .  tower safety products; and
  .  other hardware products.

  We also manufacture wireless components for several large wireless communications equipment vendors who market these products under their own brand names.

 Satellite and Fiber Network Access Services

  Our Verestar subsidiary is a leading provider of integrated satellite and fiber network access services for telecommunications companies, ISPs, broadcasters and maritime customers, both domestic and international. We own and operate more than 175 satellite antennae at ten satellite network access points, which we refer to as SNAPs, in Arizona, California, Massachusetts, New Jersey, Texas, Washington state, and Washington, D.C. and one in Switzerland. Our acquisition in 2001 of the satellite business assets of Swisscom provides us with strategically located antennae in Switzerland and direct fiber links to New York and London. Our satellite network access points in the U.S. and in Switzerland enable us to access the majority of commercial satellites around the world. Our customers include:

  . ABC                      . British Telecom        . Cable and Wireless
  . CBS                      . CNN                    . Deutsche Telekom
  . Fox Entertainment        . MCI Worldcom           . TCI
  . Telefonica               . UUNET

  Our maritime customers include a number of major cruise lines.

  Verestar transmits Internet traffic and voice, video and other data through the integration of the following services:

  . Teleport Services. Verestar operates 11 SNAPs. These SNAPs consist of over 175 satellite antennae, transmitting and receiving electronics and connectivity to major terrestrial fiber routes and the Internet. These SNAPs are capable of uplinking and downlinking data, voice and video (both analog and digital) to satellites in the Atlantic, Pacific and Indian Ocean regions. Some of our SNAPs also provide telemetry, tracking and control and communication systems for the launch and maintenance of satellites in orbit. Each SNAP is operated 24 hours a day, 365 days a year.

  . Satellite Services. Verestar is one of the largest independent lessees of satellite capacity for the transmission of Internet and other data around the world. Verestar sells capacity through contracts with a minimum term of one year and also offers spot market capacity on an as-needed basis to news networks in the United States.

  . Network Access Services. Verestar offers customers connections to their choice of leading Internet services and high-speed fiber backbone providers. Verestar also offers services that allow customers to select the fastest available Internet connection on a per packet basis. Verestar also offers long-haul fiber connectivity between select markets in the United States and internationally.

  . Switching Services. Verestar operates carrier-class voice switches in New York, Miami, and Los Angeles, which enable international telephone companies to connect their voice traffic to the U.S. public telephone network and to exchange their traffic with other international long distance carriers. These switches are connected to satellite and fiber networks, which provide customers with end-to-end solutions from the call origination to termination on the U.S. telephone network.

Significant Agreements

  We are a party to three agreements that we consider to be material to our business:

  ALLTEL transaction. In December 2000, we entered into an agreement to acquire the rights from ALLTEL to up to 2,193 communications towers through a 15-year sublease agreement. Under the agreement, we will sublease these towers for consideration of up to $657.9 million in cash. ALLTEL also granted us the option to acquire the rights, through sublease agreements, to approximately 200 additional towers to be selected by us on a site-by-site basis for cash consideration of up to $300,000 per tower. We expect the transaction to close incrementally beginning in the second quarter of 2001.

  Under our agreement with ALLTEL, we are entitled to all income generated from leasing space on the towers and are responsible for all expenses, including ground rent. ALLTEL has reserved space on the towers for its antennae, for which it will pay a site maintenance fee of $1,200 per tower per month, escalating at a rate equal to the lower of 5% per annum or the increase in Consumer Price Index plus 4% per annum.

  Under our agreement with ALLTEL, we will have the option to purchase the towers at the end of the 15-year sublease term. For approximately 1,900 of the towers, the purchase price per tower will be $27,500 plus interest accrued at 3% per annum. At ALLTEL's option, this price will be payable by us in cash or with 769 shares of our Class A common stock. For approximately 300 other towers and any of the 200 additional towers that we sublease, the per tower purchase arrangement at the end of the sublease term is subject to adjustment based on the cash consideration paid by us for the sublease and our Class A common stock price on the date we agree to the tower sublease terms.

  As part of the transaction, we entered into an exclusive build-to-suit agreement with ALLTEL, that is expected to result in the construction of approximately 500 sites.

  AT&T transaction. In September 1999, we agreed to purchase 1,942 towers from AT&T. As of December 31, 2000, we had purchased 1,929 towers. The purchase price for these towers was approximately $258.1 million in cash. We expect to close on any remaining towers in the first and second quarters of 2001. These towers are located throughout the United States and were constructed by AT&T for its microwave operations.

  AT&T entered into a master lease agreement covering 468 of these towers on which it currently conducts microwave operations. The lease has an initial term of ten years and AT&T has five five-year renewal options. The annual base rent payment is approximately $1.0 million, payable in January of each lease year. The master lease agreements provides that we will adjust, but not below the base rent, the rent payable by AT&T based on AT&T's actual usage of the towers.

  As part of this transaction, we entered into a build-to-suit agreement with AT&T Wireless Services. This agreement requires AT&T Wireless Services to present 1,200 sites nationwide from which we will select and be required to build 1,000 towers. We entered into a separate master lease with AT&T Wireless Services for the build-to-suit towers. The initial term is ten years, and AT&T Wireless Services has three five-year renewal options. The rent for lease supplements entered into pursuant to the master lease agreement in the initial year is $1,350 per month, per antenna site, increasing annually by $50.00 per year for lease supplements entered into in subsequent years. All rents will be subject to 4% annual increases.

  AirTouch transaction. In August 1999, we agreed to lease on a long-term basis up to 2,100 towers located throughout the United States from AirTouch Communications, which is now a part of Verizon Wireless. Our cumulative lease payments, based on 2,100 towers, aggregate $800.0 million in cash payable in part upon each closing and five-year warrants to purchase 3.0 million shares of our Class A common stock at $22.00 per share. As of December 31, 2000, we had closed on 1,801 towers, paid AirTouch $686.1 million in cash and issued warrants for 3.0 million shares of our Class A common stock. We expect that we will not close on approximately 150 of the towers included in the initial agreement. We expect the remaining closings to occur in the first and second quarters of 2001. These towers are located in all of AirTouch's major markets, other than Los Angeles and San Diego, including Albuquerque, Atlanta, Cleveland, Denver, Detroit, Minneapolis, Omaha, Phoenix, Portland, Sacramento and Seattle.

  Under our agreement with AirTouch, we are entitled to all income generated from leasing space on the towers and are responsible for all tower expenses, including ground rent. AirTouch has reserved space on the towers for its antennae, for which it has agreed to pay us a site maintenance charge equal to $1,500 per month for each non-microwave reserved space and $385 per month for each microwave reserved space, with 3% annual increases.

  We have also entered into an exclusive three-year build-to-suit agreement with AirTouch. Under that agreement, we have the right to construct and own all of AirTouch's towers in all markets covered by the agreement. AirTouch entered into a separate master lease covering all towers to be constructed pursuant to the build-to-suit agreement. AirTouch will lease space for a period of ten years and has the option to extend for five five-year periods. The rent is $1,500 per month for each non-microwave antenna site and $385 per month for each microwave antenna site, with 3% annual increases. We expect this build-to-suit agreement will result in our constructing 400 to 500 towers.

Year 2000 Transactions

 Completed transactions in 2000

  During 2000, we consummated more than 60 transactions involving the acquisition of approximately 4,600 communications sites and related businesses and several satellite and fiber network access services and related businesses for an aggregate purchase price of approximately $1.8 billion. This purchase price includes $1.4 billion in cash, 4.5 million shares of our Class A common stock and options, warrants to purchase 3.0 million shares of our Class A common stock and $59.2 million of assumed debt. The most significant of these transactions, other than the AT&T and AirTouch transaction described above, were the following:

 Tower and services transactions

  UNIsite transaction. In January 2000, we consummated a merger with UNIsite, an owner and operator of wireless communications sites in the United States. The purchase price was approximately $196.4 million, which included a payment of $147.7 million in cash and the assumption of $48.7 million of debt. In February 2000, we repaid the debt assumed in connection with the UNIsite transaction.

  Galaxy transaction. In January 2000, we acquired Galaxy Engineering Services, a global turnkey provider of engineering consulting services based in Atlanta, Georgia. At the time of the merger, we owned one-third of Galaxy, which we had acquired in December 1999 for $0.5 million. In the merger, the other Galaxy stockholders received 523,113 shares of our Class A common stock and $0.3 million in cash. Galaxy provides a complete array of radio frequency engineering and network design services, including drive testing, voice quality analysis and transport engineering, interconnect and microwave services.

 Foreign transactions

  TV Azteca transaction. In December 1999, we signed definitive agreements to loan up to $120.0 million to TV Azteca S.A. de C.V., the owner of a major national television broadcast network in Mexico. During 2000, we advanced this loan and assumed marketing responsibility for approximately 190 broadcasting towers owned by TV Azteca. Under the terms of the marketing agreement, we are entitled to receive 100% of the revenues generated by third party leases and are responsible for any incremental operating expenses associated with those leases during the term of the loan. The 70-year loan may be prepaid by TV Azteca without penalty during the last 50 years of the agreement.

  Iusacell transaction. In December 1999, we entered into a management agreement for approximately 350 existing towers and a build-to-suit agreement for approximately 200 towers with Grupo Iusacell, the second largest wireless telecommunications provider in Mexico. The existing towers are located in urban and rural areas such as Mexico City, Guadalajara, Veracruz and Acapulco. We expect to construct the build-to-suit towers over the next 18 months in key metropolitan areas. In February 2001, we purchased 170 of the 350 towers that are currently under the management agreement.

  Unefon transaction. In early 2000, we entered into an agreement with Unefon S.A. de C.V., a wireless service provider, in Mexico, to form a strategic alliance to build and operate towers throughout Mexico. In December 2000, we revised the initial agreement and paid Unefon approximately $15.0 million in cash for its agreement to terminate the strategic alliance. In connection with this termination, we modified our build-to-suit agreement with Unefon, which now provides for us to construct for it up to 1,000 sites on a build-to-suit basis.

  Canadian joint venture. In March 2000, we entered into a joint venture with Telemedia, a privately held Canadian telecommunications company, to form Canadian Tower L.P. Canadian Tower, which is Canadian controlled and operated, will develop and acquire wireless and broadcast towers throughout Canada. We have committed to invest $18.0 million (Canadian) in exchange for which we will own 45.0% of Canadian Tower. The joint venture's initial assets will include more than 20 broadcast towers to be contributed by Telemedia. We plan for our Canadian operations to include sites in major metropolitan areas.

 Verestar transactions

  USEI transaction. In June 2000, we acquired U.S. Electrodynamics for approximately 1.1 million shares of Class A common stock and $33.2 million in cash. We also issued options to purchase 0.4 million shares of Class A common stock. At the time of closing, U.S. Electrodynamics operated around-the-clock teleport facilities in the Pacific Northwest, the Southwest and the Northeast with a total of 52 antennae that access satellites covering the continental United States and the Pacific Ocean region.

  General Telecom transaction. In June 2000, we acquired General Telecom for $28.8 million in cash. Our acquisition of General Telecom provided us with independent partition voice switching capabilities and network management services at three major voice communications gateways in New York, Miami and Los Angeles.

  Publicom transaction. In October 2000, we acquired Publicom and its affiliates for approximately 0.4 million shares of Class A common stock and $14.5 million in cash. Publicom and its affiliates distribute satellite and telecommunications equipment via strategic vendor relationships with established equipment providers. Publicom also provides wholesale ISP services in select markets.

  InterPacket Networks transaction. In December 2000, we acquired InterPacket Networks for approximately 1.1 million shares of Class A common stock and $21.4 million in cash. InterPacket is a leader in providing international ISPs, low cost Internet access via a global satellite overlay network. InterPacket's customer base includes companies primarily in Africa, the Middle East, Latin America and Asia.

 Pending transactions as of December 31, 2000

  As of December 31, 2000, we were a party to various pending transactions involving the acquisition of more than 2,500 communications sites and related businesses with an aggregate purchase price of approximately $870.0 million. These transactions remain subject to regulatory approvals in certain cases and other closing conditions, which we may not meet. The most significant of these pending transactions is our agreement with ALLTEL, which is described under "Significant Agreements" above.

Management Organization

  Our corporate headquarters is in Boston, Massachusetts. We are organized on a regional basis, with each region being headed by a vice president who reports to our chief operating officer. Our current regional centers are based in Boston, Atlanta, Chicago, Houston, the San Francisco Bay area and Mexico City. We may establish additional regional centers over time, including in Canada. Our regional centers are further subdivided into 20 area operations centers. Our regional centers are responsible for legal and accounting functions, and our area operations centers are responsible for service, sales and marketing. We believe our regional and area operations centers are capable of responding effectively to the opportunities and customer needs of their defined geographic areas. Our area operations centers are staffed with skilled engineering, construction management and marketing personnel.

  We believe that over time we can achieve enhanced customer service and greater operating efficiencies by further centralizing certain operating functions, including accounting and lease administration. We are designing this centralization of functions to enable key information about each site, tower lease and customer to become part of a centralized database linked to regional and area operations centers.

  Through our various acquisitions and organic growth, we believe we have obtained the services of key personnel with skills in areas such as:

  .  site acquisition;

  .  zoning and other governmental approvals;

  .  radio frequency engineering;

  .  construction management;

  .  tower operations;

  .  engineering;

  .  component manufacturing;

  .  marketing;

  .  information technology;

  .  lease administration; and

  .  finance.

  As we seek to expand our size and improve on the quality and consistency of our services, we believe we may need to supplement our current workforce in certain areas, develop new regional centers and intensify our dedication to customer service. Accordingly, we are actively recruiting key personnel to complete the staffing of our regional operations centers and to strengthen and deepen our corporate group. We focus our efforts on recruiting people from the industry sectors we serve. In addition, in some instances we recruit skilled engineering, marketing and other personnel from outside the communications site, wireless communications and broadcasting industries.

History

  In early 1995, Steven B. Dodge, the then chairman of the board, president and chief executive officer of American Radio Systems Corporation (American Radio), and other members of its management, recognized the opportunity in the communications site industry as a consequence of its ownership and operation of broadcast towers. American Radio formed our company to capitalize on this opportunity. American Radio distributed its stock in our company to its securityholders in connection with its merger with CBS in June 1998.

Regulatory Matters

  Towers. Both the FCC and the FAA regulate towers used for wireless communications and radio and television antennae. These regulations control the siting, lighting, marking and maintenance of towers. Depending on factors such as height and proximity to public airfields, the construction of new antenna structures or modifications to existing antenna structures must be reviewed by the FAA prior to initiation to ensure that the structure will not present a hazard to aircraft navigation. After the FAA issues a "No Hazard" determination, the tower owner must register the antenna structure with the FCC and paint and light the structure in accordance with the FAA determination. The FAA review and the FCC registration processes are prerequisites to FCC authorization of communications devices placed on the antenna structure.

  The FCC separately regulates and licenses wireless communications devices operating on towers based upon the particular frequency used. In addition, the FCC separately licenses and regulates television and radio stations broadcasting from towers. Tower owners bear the responsibility for notifying the FAA of any tower lighting failures and the repair of those lighting failures. Tower owners also must notify the FCC when the ownership of a tower changes. We generally indemnify our customers against any failure to comply with applicable standards. Failure to comply with applicable tower-related requirements may lead to monetary penalties.

  In January 2001, the FCC concluded investigations of several operators of communications towers, including us. The FCC sent us a Notice of Apparent Liability for Forfeiture preliminarily determining that we had failed to file certain informational forms, had failed to properly post certain information at various tower sites, and on one occasion had failed to properly light a tower. The FCC has proposed a fine of $212,000 and intends to undertake an additional review of our overall procedures for and degree of compliance with the FCC's regulations. The proposed fine represents a significant increase from the amount that otherwise might be imposed in similar situations because of the number of violations and the FCC's negative perception of our compliance. Depending on the outcome of the further investigation, the FCC could take additional adverse action against us. We are conducting our own internal investigation into our regulatory compliance policies. As permitted by the FCC's regulations, on March 1, 2001, we filed a response to the Notice of Apparent Liability for Forfeiture requesting that the forfeiture be reduced. We intend to cooperate further with the FCC in any additional investigation to resolve these matters.

  The introduction and development of digital television may affect us and some of our broadcast customers. The need to install additional antennae required to deliver digital television service may necessitate the relocation of many currently co-located FM antennae. The need to secure state and local regulatory approvals for the construction and reconstruction of this substantial number of antennae and the structures on which they are mounted presents a potentially significant regulatory obstacle to the communications site industry. As a result, the FCC solicited comments on whether, and in what circumstances, the FCC should preempt state and local zoning and land use laws and ordinances regulating the placement and construction of communications sites. Federal preemptive regulations may never be promulgated. If adopted, they may be more or less restrictive than existing state and local regulations. In addition, those regulations, if challenged on constitutional grounds, may not be upheld.

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

  Our tower operations in Mexico are also subject to regulation. As we pursue additional international opportunities, we will be subject to regulations in additional foreign jurisdictions. In addition, our customers, both domestic and foreign, also may be subject to new regulatory policies that may adversely affect the demand for communications sites.

  Verestar. We are required to obtain authorization from the FCC for our use of radio frequencies to provide satellite and wireless services in the United States. We are also required to obtain authorizations from foreign regulatory agencies in connection with our provision of these services abroad. We hold a number of point-to-point microwave radio licenses that are used to provide telecommunications services. Additionally, we hold a number of satellite earth station licenses in connection with our operation of satellite-based networks. We are required to obtain consent from the FCC prior to assigning these licenses or transferring control of any of our companies holding an FCC license. We also provide maritime communications services pursuant to an experimental license and a grant of Special Temporary Authority. We also filed 32 applications for permanent full-term FCC licenses to operate shipboard earth stations in fixed ports. Those applications are pending. We may not be granted permanent licenses, and the experimental license and Special Temporary Authority currently being used may not be renewed for future terms. Any license granted by the FCC may require substantial payments by us.

Environmental Matters

  Our operations are subject to federal, state and local and foreign laws, ordinances and regulations relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials, and waste. As the owner and/or operator of real property and facilities, these laws, ordinances and regulations may impose liability on us for the costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous substances or wastes. Certain of these laws impose cleanup responsibility and liability without regard to whether the owner or operator of the real estate or facility knew of or was responsible for the contamination, and whether or not operations at the property have been discontinued or title to the property has been transferred. The owner or operator of contaminated real estate also may be subject to common law claims by third parties based on damages and costs resulting from off-site migration of the contamination. In connection with our former and current ownership or operation of our properties, we may be potentially liable for those types of environmental costs.

  We believe we are in compliance in all material respects with applicable environmental laws. We have not received any written notice from any governmental authority or third party asserting, and we are not otherwise aware of, any material environmental non-compliance, liability or claim. However, we might be liable in the future for existing environmental conditions. We also may incur costs for future regulatory action, as well as compliance with existing and future environmental laws. The foregoing could have a material adverse affect on our financial condition, results of operations or liquidity.

Competition and New Technologies

  Rental and Management Segment Competition. We compete for antennae site customers with other national independent tower companies, wireless carriers that own and operate their own tower networks and lease tower space to other carriers, site development companies that acquire space on existing towers for wireless service providers and manage new tower construction, and traditional local independent tower operators. We believe that tower location and capacity, price, quality of service and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting owners, operators and managers of communications sites.

  We face strong competition for build-to-suit opportunities, particularly those with the remaining wireless service providers seeking to divest their tower ownership, principally from other independent tower companies and site developers.

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

  Network Development Services Segment Competition. We compete as to network development services with a variety of companies offering individual, or combinations of, competing services. The field of competitors includes site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors, which provide turnkey site development services through multiple subcontractors, and carriers' internal staffs. We believe that carriers base their decisions on network development services on various criteria, including a company's experience, track record, local reputation, price and time for completion of a project. Various elements of our components business compete with numerous other companies.

  Satellite and Fiber Network Access Services Segment Competition. In the delivery of domestic and international satellite services, we compete with other full service teleports in the United States and satellite communications companies. The bases of competition are primarily reliability, price and transmission quality. Competition is expected principally from a number of domestic and foreign telecommunications carriers and satellite owners, many of which have substantially greater financial and other resources than we do. In the maritime telecommunications market, we compete primarily with several other companies that provide similar telecommunications services. Several of these companies have FCC licenses that are similar to ours and own their own satellites.

  We believe that we compete favorably as to the key competitive factors relating to each of our business segments.

  New Technologies. The emergence of new technologies could reduce the need for tower-based transmission and reception and may, thereby, have a negative impact on our operations. For example, the FCC has granted license applications for several low-earth orbiting satellite systems that are intended to provide mobile voice and/or data services. In addition, the emergence of new technologies could reduce the need for tower-based transmission and reception and have an adverse effect on our operations. Additionally, the growth in delivery of video services by direct broadcast satellites and the development and implementation of signal combining technologies, which permit one antenna to service two different frequencies of transmission and, thereby, two customers, may reduce the need for tower-based broadcast transmission and hence demand for tower space.

  Finally, any increase in the use of roaming or resale arrangements by wireless service providers would adversely affect the demand for tower space. These arrangements enable a provider to serve customers outside its license area, to give licensed providers the right to enter into arrangements to serve overlapping license areas and to permit non-licensed providers to enter the wireless marketplace. Wireless service providers might consider such roaming and resale arrangements as superior to constructing their own facilities or leasing antenna space from us.

Construction, Manufacturing and Raw Materials

  We build, maintain and install land based wireless communications and broadcast transmitting and receiving facilities by obtaining sheet metal and other raw material parts and components from a variety of vendors. We also engage third party contract manufacturers to construct certain of these wireless transmitting and receiving and broadcast facilities. We have historically obtained the majority of our sheet metal and other raw materials parts and components, including for our components business, from a limited number of suppliers. However, substantially all of these items are available from numerous other suppliers. We have not, to date, experienced any significant difficulties in obtaining the needed quantities of materials from suppliers in a timely manner.

Employees

  As of December 31, 2000, we employed approximately 3,300 full time individuals and consider our employee relations to be satisfactory.

Factors That May Affect Future Results

  We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of the risks that may affect future operating results.

 DECREASE IN DEMAND FOR TOWER SPACE WOULD MATERIALLY AND ADVERSELY AFFECT OUR OPERATING RESULTS AND WE CANNOT CONTROL THAT DEMAND.

  Many of the factors affecting the demand for tower space, and to a lesser extent our services business, affect our operating results. Those factors include:

  .  consumer demand for wireless services;
  . the financial condition of wireless service providers and their preference for owning rather than leasing antenna sites;
  . the growth rate of wireless communications or of a particular wireless segment;
  . the number of wireless service providers in a particular segment, nationally or locally;

  .  governmental licensing of broadcast rights;
  . increased use of roaming and resale arrangements by wireless service providers. These arrangements enable a provider to serve customers outside its license area, to give licensed providers the right to enter into arrangements to serve overlapping license areas and to permit nonlicensed providers to enter the wireless marketplace. Wireless service providers might consider such roaming and resale arrangements as superior to constructing their own facilities or leasing antenna space from us;
  . zoning, environmental and other government regulations; and . technological changes.

  The demand for antenna space is dependent, to a significantly lesser extent, on the needs of television and radio broadcasters. Among other things, technological advances, including the development of satellite-delivered radio, may reduce the need for tower-based broadcast transmission. We could also be affected adversely should the development of digital television be delayed or impaired, or if demand for it were to be less than anticipated because of delays, disappointing technical performance or cost to the consumer.

  A significant general slow down in the economy in 2001 or beyond could negatively affect the foregoing factors influencing demand for tower space and tower related services. For example, such a slow down could reduce consumer demand for wireless services, thereby causing providers to delay implementation of new systems, and the introduction of new technologies. We also believe that the economic slow down in 2001 has already harmed, and may continue to harm, the financial condition of some wireless service providers.

 OUR SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS MAY ADVERSELY AFFECT OUR CASH FLOW AND OUR ABILITY TO MAKE PAYMENTS ON OUR SENIOR NOTES.

  We have a substantial amount of outstanding indebtedness. After giving effect to our sale of 10.0 million shares of Class A common stock in January 2001, our sale of $1.0 billion of 9 3/8% senior notes due 2009 in January 2001 and borrowings that we assume we would have made to close acquisitions that were pending as of December 31, 2000, we would have had at December 31, 2000 approximately $3.4 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

  Our substantial leverage could have significant negative consequences, including:

  . increasing our vulnerability to general adverse economic and industry conditions;
  .  limiting our ability to obtain additional financing;
  . requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures;
  . requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;
  . limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and
  . placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

  A significant portion of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase.

 RESTRICTIVE COVENANTS IN OUR CREDIT FACILITIES AND OUR SENIOR NOTES COULD ADVERSELY AFFECT OUR BUSINESS BY LIMITING FLEXIBILITY.

  The indenture for our senior notes due 2009 and our credit facilities contain restrictive covenants that limit our ability to take various actions and engage in various types of transactions. These restrictions include:

  . paying dividends and making distributions or other restricted payments; . incurring more debt, guaranteeing indebtedness and issuing preferred stock;
  .  issuing stock of certain subsidiaries;
  .  making certain investments;
  .  creating liens;
  .  entering into transactions with affiliates;
  . entering into sale-leaseback transactions; and . merging, consolidating or selling assets.

  These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities.

 BUILD-TO-SUIT CONSTRUCTION PROJECTS AND MAJOR ACQUISITIONS FROM WIRELESS SERVICE PROVIDERS INCREASE OUR DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF WHICH COULD MATERIALLY DECREASE REVENUES, AND MAY ALSO INVOLVE LESS FAVORABLE TERMS.

  Our focus on major build-to-suit projects for wireless service providers and related acquisitions entail several unique risks. First is our greater dependence on a limited number of customers and the risk that customer losses could materially decrease revenues. Another risk is that our agreements with these wireless service providers have lease and control terms that are more favorable to them than the terms we give our tenants generally. In addition, although we have the benefit of an anchor tenant in build-to-suit projects, we may not be able to find a sufficient number of additional tenants. In fact, one reason wireless service providers may prefer build-to-suit arrangements is to share or escape the costs of an undesirable site. A site may be undesirable because it has high construction costs or may be considered a poor location by other providers.

 OUR EXPANDED CONSTRUCTION PROGRAM INCREASES OUR EXPOSURE TO RISKS THAT COULD INCREASE COSTS AND ADVERSELY AFFECT OUR EARNINGS AND GROWTH.

  Our expanded construction activities involve substantial risks. These risks include:

  .  increasing our debt and the amount of payments on that debt;
  . increasing competition for construction sites and experienced tower construction companies, resulting in significantly higher costs and failure to meet time schedules;
  . failing to meet time schedules, which could result in our paying significant penalties to prospective tenants, particularly in build-to-suit situations; and
  . possible lack of sufficient experienced personnel to manage an expanded construction program.

 IF WE ARE UNABLE TO CONSTRUCT OR ACQUIRE NEW TOWERS AT THE PACE, IN THE LOCATIONS AND AT THE COSTS THAT WE DESIRE, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

  Our growth strategy depends in part on our ability to construct and acquire towers in locations and on a time schedule that meets the requirements of our customers. If our tower construction and acquisition projects fail to meet the requirements of our customers, or fail to meet their requirements at our projected costs, our business would be adversely affected. If we are unable to build new towers where and when our customers require them, or where and when we believe the best opportunity to add tenants exists, we could fail to meet our contractual obligations under build-to-suit agreements, and we could lose opportunities to lease space on our towers. Our ability to construct a tower at a location, on a schedule and at a cost we project can be affected by a number of factors beyond our control, including:

  . zoning, and local permitting requirements and national regulatory approvals;
  .  environmental opposition;

  . availability of skilled construction personnel and construction equipment;
  .  adverse weather conditions; and
  .  increased competition for tower sites, construction materials and labor.

 INCREASING COMPETITION IN THE SATELLITE AND FIBER NETWORK ACCESS SERVICES MARKET MAY SLOW VERESTAR'S GROWTH AND ADVERSELY AFFECT ITS BUSINESS.

  In the satellite and fiber network access services market, Verestar competes with other satellite communications companies that provide similar services, as well as other communications service providers. Some of Verestar's existing and potential competitors consist of companies from whom Verestar currently leases satellite and fiber network access in connection with the provision of Verestar's services to its customers. Increased competition could result in Verestar being forced to reduce the fees it charges for its services and may limit Verestar's ability to obtain, on economical terms, services that are critical to its business. We anticipate that Verestar's competitors may develop or acquire services that provide functionality that is similar to that provided by Verestar's services and that those competitive services may be offered at significantly lower prices or bundled with other services. Many of the existing and potential competitors have financial and other resources significantly greater than those available to Verestar.

 IF WE CANNOT KEEP RAISING CAPITAL, OUR GROWTH WILL BE IMPEDED.

  Without additional capital, we would need to curtail our acquisition and construction programs that are essential for our long-term success. We expect to use borrowed funds to satisfy a substantial portion of our capital needs. However, we must continue to satisfy financial ratios and to comply with financial and other covenants in order to do so. If our revenues and cash flow do not meet expectations, we may lose our ability to borrow money or to do so on terms we consider to be favorable. Conditions in the capital markets also will affect our ability to borrow, as well as the terms of those borrowings. All of these factors could also make it difficult or impossible for us otherwise to raise capital, particularly on terms we would consider favorable.

 IF WE CANNOT SUCCESSFULLY INTEGRATE ACQUIRED SITES OR BUSINESSES OR MANAGE OUR OPERATIONS AS WE GROW, OUR BUSINESS WILL BE ADVERSELY AFFECTED AND OUR GROWTH MAY SLOW OR STOP.

  A significant part of our growth strategy is the continued pursuit of strategic acquisitions of independent tower operators and consolidators, wireless service providers and service and satellite and fiber network access services businesses. We cannot assure you, however, that we will be able to integrate successfully acquired businesses and assets into our existing business. During 2000, we have consummated more than 60 transactions involving the acquisition of more than 4,600 communications sites and related businesses and several satellite and fiber network access services businesses and related businesses. Our growth has placed, and will continue to place, a significant strain on our management and operating and financial systems. Successful integration of these and any future acquisitions will depend primarily on our ability to manage these assets and combined operations and, with respect to the services and satellite and fiber network access services businesses, to integrate new management and employees into our existing operations.

 IF OUR CHIEF EXECUTIVE OFFICER LEFT, WE WOULD BE ADVERSELY AFFECTED BECAUSE WE RELY ON HIS REPUTATION AND EXPERTISE, AND BECAUSE OF OUR RELATIVELY SMALL SENIOR MANAGEMENT TEAM.

  The loss of our chief executive officer, Steven B. Dodge, has a greater likelihood of having a material adverse effect upon us than it would on most other companies of our size because of our comparatively smaller executive group and our reliance on Mr. Dodge's expertise. Our growth strategy is highly dependent on the efforts of Mr. Dodge. Our ability to raise capital also depends significantly on the reputation of Mr. Dodge. You should be aware that we have not entered into an employment agreement with Mr. Dodge. The tower industry is relatively new and does not have a large group of seasoned executives from which we could recruit a replacement for Mr. Dodge.

 EXPANDING OPERATIONS INTO FOREIGN COUNTRIES COULD CREATE EXPROPRIATION, GOVERNMENTAL REGULATION, FUNDS INACCESSIBILITY, FOREIGN EXCHANGE EXPOSURE AND MANAGEMENT PROBLEMS.

  Our recent expansion into Canada and Mexico, and other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. We have made a substantial loan to a Mexican company and are committed to construct a sizable number of towers in that country. We have also invested in a Canadian joint venture that intends to acquire and construct towers in that country. We may also engage in comparable transactions in other countries in the future. Among the risks of foreign operations are governmental expropriation and regulation, inability to repatriate earnings or other funds, currency fluctuations, difficulty in recruiting trained personnel, and language and cultural differences, all of which could adversely affect operations.

 NEW TECHNOLOGIES COULD MAKE OUR TOWER ANTENNA LEASING SERVICES LESS DESIRABLE TO POTENTIAL TENANTS AND RESULT IN DECREASING REVENUES

  The development and implementation of signal combining technologies, which permit one antenna to service two different transmission frequencies and, thereby, two customers, may reduce the need for tower-based broadcast transmission and hence demand for our antenna space.

  Mobile satellite systems and other new technologies could compete with land-based wireless communications systems, thereby reducing the demand for tower lease space and other services we provide. The Federal Communication Commission has granted license applications for several low-earth orbiting satellite systems that are intended to provide mobile voice or data services. In addition, the emergence of new technologies could reduce the need for tower-based transmission and reception and have an adverse effect on our operations. The growth in delivery of video services by direct broadcast satellites could also adversely affect demand for our antenna space.

 WE COULD HAVE LIABILITY UNDER ENVIRONMENTAL LAWS.

  Under various federal, state and local environmental laws, we, as an owner, lessee or operator of more than 13,600 real estate sites, after giving effect to our pending transactions, may be liable for the substantial costs of remediating soil and groundwater contaminated by hazardous wastes. For a discussion of our risks relating to environmental matters, see "Environmental Matters" above.

 OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATIONS AND CHANGES IN CURRENT OR FUTURE LAWS OR REGULATIONS COULD RESTRICT OUR ABILITY TO OPERATE OUR BUSINESS AS WE CURRENTLY DO.

  We are subject to federal, state and local and foreign regulation of our business. Both the FCC and the FAA regulate towers used for wireless communications and radio and television antennae. In addition, the FCC separately regulates wireless communication devices operating on towers and licenses and regulates television and radio stations broadcasting from towers. Similar regulations exist in Mexico, Canada and other foreign countries regarding wireless communications and the operation of communications towers. Failure to comply with applicable requirements may lead to monetary penalties and may require us to indemnify our customers against any such failure to comply. New regulations may impose additional costly burdens on us, which may affect our revenues and cause delays in our growth.

  On January 16, 2001, the FCC issued a Notice of Apparent Liability for Forfeiture against us for apparent violations of some FCC rules regarding the registration of communication towers and, in one instance, the lighting requirements for communication towers. This action involves a proposed fine of $212,000. In addition, the FCC has ordered its Enforcement Division to conduct a further investigation of our administrative compliance. At this time we are unable to predict the outcome of the Notice of Apparent Liability for Forfeiture or any further investigation. For a more complete discussion of the regulatory risks affecting the various aspects of our business, and a recent FCC investigation of our towers, see "Regulatory Matters" above.

 OUR COSTS COULD INCREASE AND OUR REVENUES COULD DECREASE DUE TO PERCEIVED HEALTH RISKS FROM RADIO EMISSIONS, ESPECIALLY IF THESE PERCEIVED RISKS ARE SUBSTANTIATED.

  Public perception of possible health risks associated with cellular and other wireless communications media could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks could slow the market acceptance of wireless communications services.

  If a connection between radio emissions and possible negative health effects, including cancer, were established, our operations, costs and revenues would be materially and adversely affected. We do not maintain any significant insurance with respect to these matters.

 CONTROL BY OUR PRINCIPAL STOCKHOLDERS COULD DETER MERGERS WHERE YOU COULD GET MORE THAN CURRENT MARKET PRICE FOR YOUR STOCK.

  Steven B. Dodge, together with his affiliates, owned approximately 26.0% of our total voting power as of February 28, 2001. Control by Mr. Dodge and others may discourage a merger or other takeover of our company in which holders of common stock may be paid a premium for their shares over then-current market prices. Mr. Dodge, together with a limited number of our directors, may be able to control or block the vote on mergers and other matters submitted to the common stockholders.

ITEM 2. PROPERTIES

  Our corporate headquarters are at 116 Huntington Avenue, Boston, Massachusetts, where we occupy approximately 40,000 square feet of office space in a building that we own. A description of the principal properties of each of our business segments is as follows:

  . our rental and management segment leases an aggregate of approximately 82,000 square feet of office space in Atlanta, the Chicago metropolitan area, Houston, the San Francisco Bay area and Mexico City;

  . our network development services segment owns approximately 817,000 square feet and leases approximately 220,000 square feet of commercial property in several cities around the United States. These properties include an aggregate of approximately 476,000 square feet of space at five locations that we use in our component part business to manufacture and store inventory, and a 240,000 square foot steel fabrication facility;

  . The primary properties of our satellite and fiber network access services segment are the parcels of land on which the satellite dishes and related facilities of our 11 SNAPs are located. In the aggregate, our SNAPs occupy over 180 acres of land, including 164 acres that we own and 19 acres that we lease. All but one of these properties are located throughout the United States and range in size from two- to seventy-acre parcels. We also own one property in Switzerland.

  Our interests in communications sites are comprised of a variety of fee and leasehold interests created by long-term lease agreements, private easements and easements, licenses or rights-of-way granted by government entities. In rural areas, a communications site typically consists of a three-to-five-acre tract, which supports towers, equipment shelters and guy wires to stabilize the structure. Less than 2,500 square feet are required for a monopole or self-supporting tower structure of the kind typically used in metropolitan areas. Land leases generally have 20 to 25-year terms, with three five-year renewals, or are for five-year terms with automatic renewals unless we otherwise specify.

  Pursuant to our credit facilities, the lenders have liens on, among other things, all tenant leases, contracts relating to the management of towers for others, cash, accounts receivable, the stock and other equity interests of virtually all of our subsidiaries and all inter-company debt, inventory and other personal property, fixtures, including towers, intellectual property, as well as certain fee and leasehold interests, and the proceeds of the foregoing.

  We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

  We periodically become involved in various claims and lawsuits that are incidental to our business. We believe that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity. For information regarding a recent FCC investigation of our towers, see "Business-Regulatory Matters-Towers".


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of our security holders in the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our Class A common stock commenced trading on the New York Stock Exchange
(NYSE) on June 5, 1998 (the day after we separated from American Radio). The following table presents reported high and low sale prices of our Class A common stock on the Composite Tape of the NYSE for the years 1999 and 2000.

   1999                                                            High   Low
   ----                                                           ------ ------
   Quarter ended March 31........................................ $30.25 $20.50
   Quarter ended June 30.........................................  26.88  20.50
   Quarter ended September 30....................................  26.00  19.50
   Quarter ended December 31.....................................  33.25  17.13

   2000
   ----
   Quarter ended March 31........................................ $55.50 $28.56
   Quarter ended June 30.........................................  50.44  36.31
   Quarter ended September 30....................................  47.63  27.63
   Quarter ended December 31.....................................  42.44  28.75

  On March 26, 2001, the closing price of our Class A common stock was $20.25 as reported on the NYSE.

  The outstanding shares of common stock and number of registered holders as of December 31, 2000 were as follows:

                                                              Class
                                                 -------------------------------
                                                      A          B         C
                                                 ----------- --------- ---------
   Outstanding shares........................... 170,035,952 8,095,005 2,267,813
   Registered holders...........................         662        64         1

Dividends

  We have never paid a dividend on any class of common stock. We anticipate that we will retain future earnings, if any, to fund the development and growth of our business. We do not anticipate paying cash dividends on shares of common stock in the foreseeable future. Our credit facilities and the indenture for our senior notes restrict the payment of cash dividends by us and our subsidiaries.

Recent Sales of Unregistered Securities

   In connection with acquisitions completed in 2000, we issued shares of our Class A common stock in transactions exempt from the registration requirements of the Securities Act of 1933 for the number of shares indicated on the following dates: 523,113 shares on January 13, 2000; 766,666 shares on March 29, 2000; 1,115,151 shares and options to purchase 400,000 shares on June 7, 2000; 388,661 shares on October 2, 2000; 346,413 shares on October 26, 2000;
258,213 shares on November 15, 2000; and 1,124,475 shares on December 29, 2000. The security holders of the acquired companies were the purchasers in each of the foregoing instances.

  On February 15, 2000, we completed a private placement of $450.0 million of 5.0% convertible notes to certain qualified institutional buyers. The notes are convertible at any time on or before February 15, 2010 into shares of Class A common stock at a conversion price of $51.50 per share. Upon conversion, we are obligated to deliver 19.4175 shares of Class A common stock for each $1,000 principal amount of 5.0% notes.


  During 2000, we also issued an aggregate of 3,576,145 shares of Class A common stock pursuant to the exercise of conversion rights of holders of our 6.25% convertible notes. We originally issued these notes as a private placement to qualified institutional buyers in October 1999. The 6.25% notes are convertible at any time on or before October 15, 2009 at a conversion price of $24.40 per share. Upon conversion, we are obligated to deliver 40.9836 shares of Class A common stock for each $1,000 principal amount of 6.25% notes. During 2000, we also issued an aggregate of 2,148,035 shares of Class A common stock pursuant to the exercise of conversion rights of holders of our 2.25% convertible notes. We originally issued these notes as a private placement to qualified institutional buyers in October 1999. The 2.25% notes are convertible at any time on or before October 15, 2009 at a conversion price of $24.00 per share. Upon conversion, we are obligated to deliver 29.3833 shares of Class A common stock for each $1,000 principal amount of 2.25% notes. As an inducement for the foregoing note conversions, we issued an aggregate of 402,414 shares of Class A common stock to the holders of the notes in addition to the number of shares of Class A common stock that they were entitled to receive upon conversion.

  We issued the securities referred to in the foregoing paragraphs in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, or in the case of the conversions of convertible notes, Section 3(a)(9) of the Securities Act. As a basis for doing so, we relied, in part, on the following factors: (i) in each instance, we offered our securities to a limited number of offerees without any general solicitation, (ii) we obtained representations from the respective purchasers regarding their financial suitability and investment intent, (iii) with respect to the exemption under
Section 3(a)(9), the converted securities were exchanged solely for Class A common stock and no commission or remuneration (other than shares of Class A common stock) was paid or given directly or indirectly for soliciting such exchange and (iv) we issued all of the foregoing securities with restrictive legends on the certificates to limit resales.

ITEM 6. SELECTED FINANCIAL DATA

  The financial data set forth below has been derived from our audited consolidated financial statements, certain of which are included in this Annual Report on Form 10-K. The data should be read in conjunction with our audited consolidated financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." Prior to the ATC Separation on June 4, 1998, we operated as a subsidiary of American Radio Systems (American Radio) and not as an independent public company. Therefore, the results of operations and the financial conditions shown below for such periods may be different from what they might have been had we operated as a separate, independent public company.

  We do not consider divisional cash flow and EBITDA as a substitute for other measures of operating results or cash flow from operating activities or as a measure of our profitability or liquidity. Divisional cash flow and EBITDA are not calculated in accordance with generally accepted accounting principles. However, we have included them because they are generally used in the communications site industry as a measure of a company's operating performance. More specifically, we believe they can assist in comparing company performances on a consistent basis without regard to depreciation and amortization. Our concern is that depreciation and amortization can vary significantly among companies depending on accounting methods, particularly where acquisitions are involved, or non-operating factors such as historical cost bases. We believe divisional cash flow is useful because it enables you to compare divisional performance before the effect of tower separation, development and corporate general and administrative expenses that do not relate directly to such performance.

                                        Year Ended December 31,
                              -----------------------------------------------
                                2000       1999      1998     1997     1996
                              ---------  --------  --------  -------  -------
                                 (in thousands, except per share data)
Statements of Operations
 Data:
Operating revenues........... $ 735,275  $258,081  $103,544  $17,508  $ 2,897
                              ---------  --------  --------  -------  -------
Operating expenses:
Operating expenses (1).......   524,074   155,857    61,751    8,713    1,362
Depreciation and
 amortization................   283,360   132,539    52,064    6,326      990
Tower separation expense
 (2).........................                        12,772
Development expense (3)......    14,517     1,607
Corporate general and
 administrative expense......    14,958     9,136     5,099    1,536      830
                              ---------  --------  --------  -------  -------
    Total operating
     expenses................   836,909   299,139   131,686   16,575    3,182
                              ---------  --------  --------  -------  -------
(Loss) income from
 operations..................  (101,634)  (41,058)  (28,142)     933     (285)
Interest expense.............  (156,839)  (27,492)  (23,229)  (3,040)
Interest income and other,
 net.........................    13,018    17,695     9,217      251       36
Interest income--TV Azteca,
 net (4).....................    12,679     1,856
Premium on note conversion
 (5).........................   (16,968)
Minority interest in net
 earnings of subsidiaries
 (6).........................      (202)     (142)     (287)    (193)    (185)
                              ---------  --------  --------  -------  -------
Loss before income taxes and
 extraordinary losses........  (249,946)  (49,141)  (42,441)  (2,049)    (434)
Benefit (provision) for
 income taxes................    59,656      (214)    4,491      473      (45)
                              ---------  --------  --------  -------  -------
Loss before extraordinary
 losses...................... $(190,290) $(49,355) $(37,950) $(1,576) $  (479)
                              =========  ========  ========  =======  =======
Basic and diluted loss per
 common share before
 extraordinary losses (7).... $   (1.13) $  (0.33) $  (0.48) $ (0.03) $ (0.01)
                              =========  ========  ========  =======  =======
Weighted average common
 shares outstanding (7)......   168,715   149,749    79,786   48,732   48,732
                              =========  ========  ========  =======  =======
Other Operating Data:
Divisional cash flow (8)..... $ 223,880  $102,224  $ 41,793  $ 8,795  $ 1,535
EBITDA (9)...................   194,405    91,481    36,694    7,259      705
EBITDA margin (9)............      26.4%     35.4%     35.4%    41.5%    24.3%

                                                December 31,
                              -------------------------------------------------
                                 2000       1999       1998      1997    1996
                              ---------- ---------- ---------- -------- -------
                                               (in thousands)
   Balance Sheet Data:
     Cash and cash
      equivalents...........  $   82,038 $   25,212 $  186,175 $  4,596 $ 2,373
     Property and equipment,
      net...................   2,296,670  1,092,346    449,476  117,618  19,710
     Total assets...........   5,660,679  3,018,866  1,502,343  255,357  37,118
     Long-term obligations,
      including current
      portion...............   2,468,223    740,822    281,129   90,176   4,535
     Total stockholders'
      equity................   2,877,030  2,145,083  1,091,746  153,208  29,728

--------
 (1) Consists of operating expenses other than depreciation and amortization, and tower separation, development and corporate general and administrative expenses.

 (2) Tower separation expense refers to the one-time expense incurred as a result of our separation from American Radio.

 (3) Development expense includes uncapitalized acquisition costs, costs to integrate acquisitions, costs associated with new business initiatives, abandoned acquisition costs and costs associated with tower site inspections and related data gathering. Development expenses prior to 1999 were not material.

 (4) Interest income--TV Azteca, net of interest expense of $1.0 million in 2000.

 (5) Premium on note conversion represents the fair value of incremental stock issued to noteholders to induce them to convert their holdings prior to the first scheduled redemption date.

 (6) Represents the minority interest in net earnings of our non-wholly-owned subsidiaries.

 (7) We computed basic and diluted loss per common share before extraordinary losses using the weighted average number of shares outstanding during each period presented. Shares outstanding following the separation from American Radio are assumed to be outstanding for all periods presented prior to June 4, 1998. We have excluded shares issuable upon exercise of options and other common stock equivalents from the computations as their effect is anti-dilutive.

 (8) Divisional cash flow means (loss) income from operations before depreciation and amortization, and tower separation, development and corporate general and administrative expenses, plus interest income--TV Azteca, net for the year ended December 31, 2000.

 (9) EBITDA means (loss) income from operations before depreciation and amortization and tower separation expense, plus interest income--TV Azteca, net for the year ended December 31, 2000. EBITDA margin, as used above, means EBITDA divided by operating revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  In early 1995, Steven B. Dodge, the then chairman of the board, president and chief executive officer of American Radio, and other members of American Radio's management, recognized the opportunity in the communications site industry as a consequence of American Radio's ownership and operation of broadcast towers. Our company was formed to capitalize on this opportunity. American Radio distributed its stock in our company to its securityholders in connection with its merger with CBS in June 1998. As a result, our consolidated financial statements may not reflect our results of operations or financial position had we been an independent public company during the period prior to June 1998.

  We are a leading wireless and broadcast communications infrastructure company operating in three business segments.

  . Rental and management. We operate the largest network of wireless communications towers in North America and are the largest independent operator of broadcast towers in North America, based on number of towers.

  . Network development services. We provide comprehensive network development services and components for wireless service providers and broadcasters.

  . Satellite and fiber network access services. Our Verestar subsidiary is a leading provider of integrated satellite and fiber network access services based upon the number of teleport antennae and facilities. We provide these services to telecommunications companies, ISPs, broadcasters and maritime customers, both domestic and international. We previously referred to our satellite and fiber network access services segment as "Internet, voice, data and video transmission" or "IVDV".

  During the years ended December 31, 2000, 1999, and 1998, we acquired various communications sites, service businesses and satellite and fiber network access related businesses for aggregate purchase prices of approximately $1.8 billion, $1.2 billion and $853.8 million, respectively. We expect that acquisitions consummated to date will have a material impact on future revenues, expenses and income from operations. In addition, certain historical financial information presented below and elsewhere in this document does not reflect the impact of our construction program to any significant extent because most of that activity is of a more recent origin and is expected to continue during 2001 and thereafter.

Results of Operations

Years Ended December 31, 2000 and 1999

  As of December 31, 2000, we owned or operated approximately 11,000 communications sites, as compared to approximately 5,100 communications sites as of December 31, 1999. The acquisitions and construction completed in 2000 and 1999 have significantly affected operations for the year ended December 31, 2000, as compared to the year ended December 31, 1999.

                                Year Ended December 31,    Amount of   Percent
                                -------------------------   Increase   Increase
                                    2000         1999      (Decrease) (Decrease)
                                ------------  -----------  ---------  ---------
                                     (in thousands)
Revenues:
Rental and management.........  $    278,153  $   135,303  $142,850      106%
Network development services..       311,921       90,416   221,505      245
Satellite and fiber network
 access services..............       145,201       32,362   112,839      349
                                ------------  -----------  --------
 Total operating revenues.....       735,275      258,081   477,194      185
                                ------------  -----------  --------
Operating Expenses:
Rental and management.........       139,240       62,441    76,799      123
Network development services..       274,769       69,318   205,451      296
Satellite and fiber network
 access services..............       110,065       24,098    85,967      357
                                ------------  -----------  --------
 Total operating expenses
 excluding depreciation and
 amortization, development and
 corporate general and
 administrative expenses......       524,074      155,857   368,217      236
                                ------------  -----------  --------
Depreciation and
 amortization.................       283,360      132,539   150,821      114
Development expense...........        14,517        1,607    12,910      803
Corporate general and
 administrative expense.......        14,958        9,136     5,822       64
Interest expense..............       156,839       27,492   129,347      470
Interest income and other,
 net..........................        13,018       17,695    (4,677)     (26)
Interest income--TV Azteca,
 net of interest expense of
 $1,047 in 2000...............        12,679        1,856    10,823      583
Premium on note conversion....        16,968                 16,968      N/A
Minority interest in net
 earnings of subsidiaries.....           202          142        60       42
Income tax benefit
 (provision)..................        59,656         (214)   59,870      N/A
Extraordinary losses on
 extinguishment of debt, net..         4,338        1,372     2,966      216
                                ------------  -----------  --------
Net loss......................  $   (194,628) $   (50,727) $143,901      284%
                                ============  ===========  ========


 Rental and Management Revenue

  Rental and management revenue for the year ended December 31, 2000 was $278.2 million, an increase of $142.9 million from the year ended December 31, 1999. The increase can be primarily attributed to two factors: the acquisition and construction of towers in 2000 and the latter part of 1999 and increased lease-ups (utilization) of new and existing towers. During 2000, we continued to implement our growth strategy by aggressively acquiring and building new towers. With the consummation of the AirTouch, AT&T and other transactions, we acquired more than 4,600 towers in 2000. This coupled with the construction of over 1,600 towers in 2000, increased the scope, depth and strength of our national and international tower footprint providing us with a much larger base of towers generating revenue in 2000 as compared to 1999.

In the long-term, we believe that our leasing revenues are likely to grow at a more rapid rate than revenues from other segments of our business because of increasing utilization of existing tower capacity, recent and pending acquisitions and build-to-suit and other construction activities.

  Additionally, during 2000, we also focused on implementing an area management structure that enhances sales and marketing, enabling us to increase the utilization of both previously existing (prior to January 2000) and newly acquired/constructed towers. Increased utilization resulted in increases in revenue in 2000 for towers that were in our portfolio as of January 1, 2000.

 Network Development Services Revenue

  Network development services revenue for the year ended December 31, 2000 was $311.9 million, an increase of $221.5 million from revenue for the year ended December 31, 1999. The significant growth in revenues during 2000 resulted from strategic acquisitions and increased demand for installation work and component parts from major wireless carriers.

  During 2000, we acquired several key services companies that added additional revenue and expanded our in-house services capabilities. Among the acquisitions were Galaxy Engineering Services, which enables us to perform an array of radio frequency engineering and network design services, such as drive testing, voice quality analysis and transport engineering and Kline Iron & Steel Co., a steel fabrication company with expertise in broadcast towers. In addition, increased demand for some of our network development services, such as equipment installation, maintenance and sales of component parts, also created additional revenue in 2000. Much of this increased demand was a result of aggressive network expansion programs initiated by major wireless communications carriers during the year. In contrast, our revenues from site acquisition and construction work for others, which are also part of our network development services segment, have declined, and we believe will continue to decline, as a percentage of our total revenues. This decline is attributable to the trend in the wireless communications industry to outsource tower infrastructure needs. This trend means we are increasingly applying our site acquisition and construction capabilities to our build-to-suit projects and for other construction for our own account.

 Satellite and Fiber Network Access Services Revenue

  Satellite and fiber network access services revenue for the year ended December 31, 2000 was $145.2 million, an increase of $112.8 million from revenue for the year ended December 31, 1999. The majority of the increase can be attributed to the consummation of several key acquisitions that occurred in 2000 and the fourth quarter of 1999 including: ICG Satellite Services, General Telecom, U.S. Electrodynamics, and Publicom. These acquisitions significantly increased our service capabilities, revenue base, and geographical scope of our customers as well as providing significant incremental revenues in 2000. We also experienced an increase in demand of the internet and data requirements of our internet service provider customers in 2000.

 Rental and Management Expense

  Rental and management expense for the year ended December 31, 2000 was $139.2 million, an increase of $76.8 million from the year ended December 31, 1999. A significant portion of the increase is attributable to incremental operating expenses incurred in 2000 for towers that were acquired or constructed during 2000 and the latter part of 1999 as discussed above. The remaining component of the increase is primarily related to additional expenses incurred by us in 2000 to implement our area management structure together with, to a lesser extent, increases in operating expenses on certain towers that existed in 1999.

 Network Development Services Expense

  Network development services expense for the year ended December 31, 2000 was $274.8 million, an increase of $205.5 million from the year ended December 31, 1999. The significant increase in expense is primarily due to the strategic acquisitions consummated in 2000 as discussed above. In addition, we incurred expenses in 2000 to transition a portion of our Specialty Constructors unit from tower construction work to equipment installation and other services. In part, this transition is related to an ongoing process to decentralize some of our tower construction capabilities and develop some of those capabilities at our regional and area locations. Remaining increases in expense are directly related to a charge for a bad debt reserve of approximately $7.0 million recorded in the fourth quarter and overall increases in the amount of services and component sales to customers.

 Satellite and Fiber Network Access Services Expense

  Satellite and fiber network access services expense for the year ended December 31, 2000 was $110.1 million, an increase of $86.0 million from the year ended December 31, 1999. Substantially all of the increase can be attributed to the strategic acquisitions discussed above, together with additional expenses related to integrating those acquisitions. Remaining increases are related to the building of infrastructure to help manage the growth of this segment and overall increases in volume.

 Depreciation and Amortization

  Depreciation and amortization for the year ended December 31, 2000 was $283.4 million, an increase of $150.8 million from the year ended December 31, 1999. A component of the increase is attributable to an increase in depreciation expense of $74.8 million. This is a direct result of our purchase, construction and acquisition of approximately $1.3 billion of property and equipment during 2000. The remaining component of the increase is an increase in amortization of $76.0 million, resulting from our recording and amortizing approximately $1.3 billion of goodwill and other intangible assets related to acquisitions consummated during 2000.

 Development Expense

  Development expense for the year ended December 31, 2000 was $14.5 million, an increase of $12.9 million from the year ended December 31, 1999. The majority of the increase represents costs related to tower site inspections, related data gathering and certain integration expenses related to acquisitions consummated in 2000. The remaining component of the increase, represents expenses incurred in connection with abandoned acquisitions and other acquisition related costs which are not capitalized in accordance with generally accepted accounting principles.

 Corporate General and Administrative Expense

  Corporate general and administrative expense for the year ended December 31, 2000 was $15.0 million, an increase of $5.8 million from the year ended December 31, 1999. The majority of the increase is a result of higher personnel, marketing, professional services and information technology costs associated with supporting our increasing number of towers, the growth of our other businesses, our expanding revenue base and our growth strategy.

 Interest Expense

  Interest expense for the year ended December 31, 2000 was $156.8 million, an increase of $129.3 million from the year ended December 31, 1999. This increase is primarily related to increased borrowings to finance acquisitions and construction. The net change, specifically, is attributable to increases in interest incurred on our outstanding debt obligations of $131.7 million and deferred financing amortization of $5.6 million. These interest increases were offset by an increase in capitalized interest related to construction projects of $8.0 million.

 Interest Income and Other, Net

  Interest income and other, net for the year ended December 31, 2000 was $13.0 million, a decrease of $4.7 million from the year ended December 31, 1999. The decrease is primarily attributable to a decrease in interest earned on invested cash on hand of $4.6 million as a consequence of such cash being used to finance acquisitions and construction.

 Interest Income--TV Azteca, Net

  Interest income--TV Azteca, net for the year ended December 31, 2000 was $12.7 million, an increase of $10.8 million for the year ended December 31, 1999. Amounts included within this caption at December 31, 2000 represent interest earned on our note receivable from TV Azteca of $13.7 million offset by interest expense of $1.0 million.

 Premium on Note Conversion

  During the year ended December 31, 2000, we acquired a portion of our 6.25% and 2.25% convertible notes in exchange for shares of our Class A common stock. As a consequence of those negotiated exchanges with certain of our noteholders, we recorded an expense related to the premium on note conversion of approximately $17.0 million during the second quarter of 2000, which represents the fair value of incremental stock issued to noteholders to induce them to convert their holdings prior to the first scheduled redemption date.

 Income Taxes

  The income tax benefit for the year ended December 31, 2000 was $59.7 million, an increase of $59.9 million from the year ended December 31, 1999. The primary reason for the increase is a result of an increase in our loss before income taxes and extraordinary losses, partially offset by an increase in amortization of non-deductible intangible assets arising from stock acquisitions consummated in the years ended December 31, 2000 and 1999. The effective tax rate differs in both periods from the statutory rate due to the effect of non-deductible items, principally the amortization of goodwill on certain stock acquisitions and, for the year ended December 31, 2000, the non-deductible note conversion expense on which we have recorded no tax benefit.

  In assessing the realizability of the deferred tax asset, we analyzed our forecast of future taxable income and concluded that, after recording a valuation allowance of $6.0 million related to a portion of our state net operating loss carry-forwards, recoverability of the remaining net deferred tax asset is more likely than not. The realization of the deferred tax asset is not dependent upon significant changes in the current relationship between income reported for financial and tax purposes, or material asset sales or other transactions not in the ordinary course of business.

 Extraordinary Losses on Extinguishment of Debt

  We have incurred extraordinary losses on the extinguishment of debt in 2000 of $4.3 million. The losses were incurred as a result of an amendment and restatement of our primary credit facilities ($3.0 million, net of a tax benefit of $2.0 million) and our early retirement of debt assumed in the UNISite, Inc. merger ($1.3 million, net of a tax benefit of $0.9 million).

Years Ended December 31, 1999 and 1998

  As of December 31, 1999, we operated approximately 5,100 communications sites, as compared to approximately 2,300 communications sites as of December 31, 1998. The acquisitions consummated in 1999 and 1998 significantly affected operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

                                 Year Ended December 31,   Amount of   Percent
                                 ------------------------   Increase   Increase
                                    1999         1998      (Decrease) (Decrease)
                                 -----------  -----------  ---------  ---------
                                     (in thousands)
Revenues:
Rental and management..........  $   135,303    $  60,505   $74,798      124%
Network development services...       90,416       23,315    67,101      288
Satellite and fiber network
 access services...............       32,362       19,724    12,638       64
                                 -----------  -----------  --------
 Total operating revenues......      258,081      103,544   154,537      149
                                 -----------  -----------  --------
Operating Expenses:
Rental and management..........       62,441       29,455    32,986      112
Network development services...       69,318       19,479    49,839      256
Satellite and fiber network
 access services...............       24,098       12,817    11,281       88
                                 -----------  -----------  --------
 Total operating expenses
 excluding depreciation and
 amortization, tower
 separation, development and
 corporate general and
 administrative expenses.......      155,857       61,751    94,106      152
                                 -----------  -----------  --------
Depreciation and amortization..      132,539       52,064    80,475      155
Tower separation expense.......                    12,772   (12,772)     N/A
Development expense............        1,607                  1,607      N/A
Corporate general and
 administrative expense........        9,136        5,099     4,037       79
Interest expense...............       27,492       23,229     4,263       18
Interest income and other,
 net...........................       17,695        9,217     8,478       92
Interest income--TV Azteca.....        1,856                  1,856      N/A
Minority interest in net
 earnings of subsidiaries......          142          287      (145)     (51)
Income tax (provision)
 benefit.......................         (214)       4,491    (4,705)     N/A
Extraordinary loss on
 extinguishment of debt, net...        1,372        1,382       (10)      (1)
Extraordinary loss on
 redemption of preferred stock,
 net...........................                     7,510    (7,510)     N/A
                                 -----------  -----------  --------
Net loss.......................     $(50,727)    $(46,842) $  3,885        8%
                                 ===========  ===========  ========

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

 Network Development Services Revenue

  Network development services revenue for the year ended December 31, 1999 was $90.4 million, an increase of $67.1 million from the year ended December 31, 1998. The primary reason for the increase is due to the $66.7 million of revenue earned after the merger with OmniAmerica, Inc. The remaining component of the increase is attributable to revenue generated from our existing services business of approximately $0.4 million.

 Satellite and Fiber Network Access Services Revenue

  Satellite and fiber network access services revenue for the year ended December 31, 1999 was $32.4 million, an increase of $12.6 million from the year ended December 31, 1998. The primary reason for the increase is the approximately $9.9 million of revenue earned during 1999 as a result of acquisitions consummated in 1999. The remaining component of the increase, $2.7 million, is an increase in revenue from the satellite and fiber network access services business that existed at December 31, 1998.

 Rental and Management, Network Development Services and Satellite and Fiber Network Access Services Expenses

  Rental and management, network development services and satellite and fiber network access services expenses for the year ended December 31, 1999 were $62.4 million, $69.3 million and $24.1 million, respectively, an increase of $33.0 million, $49.8 million and $11.3 million, respectively, from the year ended December 31, 1998. The primary reasons for the increase in these expenses are essentially the same as those discussed above under each respective revenue segment.

 Depreciation and Amortization

  Depreciation and amortization for the year ended December 31, 1999 was $132.5 million, an increase of $80.5 million from the year ended December 31, 1998. A component of the increase is attributable to an increase in depreciation expense of $30.5 million resulting from our purchase, construction and/or acquisition of approximately $693.4 million of property and equipment during 1999. The remaining component of the increase is an increase in amortization expense of $50.0 million, resulting from our amortization of approximately $751.7 million of goodwill and other intangible assets related to acquisitions consummated during 1999.

 Tower Separation Expense

  We completed our separation from American Radio in 1998. No additional expenses related to the separation were incurred in 1999, nor are any expected to occur in the future. See note 1 of the consolidated financial statements for a description of tower separation expense.

 Corporate General and Administrative Expense

  Corporate general and administrative expense for the year ended December 31, 1999 was $9.1 million, an increase of $4.0 million from the year ended December 31, 1998. The majority of this increase resulted from higher personnel and marketing costs associated with our growing revenue base and market position. The remaining component of the increase is the overall increases in other administrative expenses incurred in supporting our growth.

 Development Expense

  Development expense for the year ended December 31, 1999 was $1.6 million. These expenses include abandoned acquisition costs, costs to integrate acquisitions and costs associated with new business initiatives.

 Interest Expense

  Interest expense for the year ended December 31, 1999 was $27.5 million, an increase of $4.3 million from the year ended December 31, 1998. The increase is primarily attributable to an increase of interest on our outstanding debt obligations ($9.4 million) and amortization of deferred financing costs ($0.7 million). These interest increases were offset by a decrease of $3.1 million in interest incurred during 1998 on our outstanding redeemable preferred stock (which was redeemed in July 1998), as well as an increase in interest capitalized during the year ended December 31, 1999.

 Interest Income and Other, Net

  Interest income and other, net for the year ended December 31, 1999 was $17.7 million, an increase of $8.5 million from the year ended December 31, 1998. The increase is primarily related to an increase in interest earned on invested cash on hand ($4.9 million), interest earned on notes receivable ($1.4 million) and interest earned on security/escrow deposits ($2.2 million).

 Interest Income--TV Azteca

  Interest income--TV Azteca for the year ended December 31, 1999 was $1.9 million. Amounts included within this caption represent interest earned on our notes receivable from TV Azteca.

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

  As of December 31, 1999, we had a net deferred tax asset of $116.0 million. In assessing the realizability of the deferred tax asset, we analyzed our forecast of future taxable income and concluded that recoverability of the net deferred tax asset is more likely than not. The realization of the deferred tax asset is not dependent upon significant changes in the current relationship between income reported for financial and tax purposes, or material asset sales or other transactions not in the ordinary course of business.

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

Liquidity and Capital Resources

  Our liquidity needs arise from our acquisition-related activities, debt service, working capital and capital expenditures associated principally with our construction program. As of December 31, 2000, we had approximately $82.0 million in cash and cash equivalents, working capital of approximately $173.4 million, and had approximately $300.0 million of available borrowings under our credit facilities.

  Historically, we have met our operational liquidity needs primarily with internally generated funds and have financed our acquisitions and our construction program, including related working capital needs, with a combination of capital funds from sales of our equity and debt securities and bank borrowings. We expect that this trend will continue in 2001.

  Our 2001 capital budget provides for expenditures of approximately $600.0 million, which includes towers to be built under existing build-to-suit agreements. In addition, based on the transactions executed to date, we expect to close on pending transactions of approximately $800.0 million in 2001. Lastly, we believe that debt service requirements will be significant in 2001. We believe our current cash and cash equivalents (which include proceeds from our equity and senior note offerings in 2001) and existing borrowing capacity under our credit facilities will be sufficient to meet these above cash requirements. If we were to effect more than one or possibly two major new acquisitions in the next twelve months, we would likely require additional funds from external sources.

  For the year ended December 31, 2000, cash flows used for operating activities were $25.0 million, as compared to cash flows provided by operating activities of $97.0 million for the year ended December 31, 1999. The primary reasons for the decrease are increased interest payments, the paydown of current liabilities assumed through acquisitions and an increase in current assets.

  For the year ended December 31, 2000, cash flows used for investing activities were $2.0 billion, as compared to $1.1 billion for the year ended December 31, 1999. The increase in 2000 is primarily due to a net increase in cash expended for mergers and acquisitions, coupled with an increase in property and equipment expenditures.

  For the year ended December 31, 2000, cash flows provided by financing activities were $2.1 billion, as compared to $879.7 million for the year ended December 31, 1999. The increase is primarily related to increased net borrowings under our credit facilities, offset by a decrease in proceeds from the issuance of debt and equity securities.

  As of December 31, 2000, we had outstanding the indebtedness as described below (under "Credit Facilities" and "Equity Offerings and Note Placements"). In addition, as of December 31, 2000, we had outstanding $212.7 million principal amount of our 6.25% convertible notes due October 15, 2009 and $258.2 million principal amount of our 2.25% convertible notes due October 15, 2009, and other debt of approximately $197.3 million. See note 6 to our consolidated financial statements. We may need to raise cash from external sources to meet our debt service obligations and to pay the principal amounts of our indebtedness when due.

  Credit Facilities. Our credit facilities provide us with a borrowing capacity of up to $2.0 billion, with the option to increase the capacity up to an additional $500.0 million, subject to lender approval. Borrowings under the credit facilities are subject to certain borrowing base restrictions, such as operating cash flow and construction cost levels. Our credit facilities currently include a $650.0 million revolving credit facility which was fully available (subject to the borrowing base restrictions) on December 31, 2000, maturing on June 30, 2007, an $850.0 million multi-draw Term Loan A, which was fully drawn on December 31, 2000, maturing on June 30, 2007, and a $500.0 million Term Loan B, which was fully drawn on December 31, 2000, maturing on December 31, 2007. The credit facilities are scheduled to amortize quarterly commencing in March, 2003.

  Our credit facilities contain certain financial and operational covenants and other restrictions with which the borrower subsidiaries and the restricted subsidiaries must comply, whether or not there are any borrowings outstanding. We and the restricted subsidiaries have guaranteed all of the loans. We have secured the loans by liens on substantially all assets of the borrower subsidiaries and the restricted subsidiaries and substantially all outstanding capital stock and other debt and equity interests of all of our direct and indirect subsidiaries.

  Under our credit facilities, we are also required to maintain an interest reserve for our convertible notes and our senior notes. These funds can only be used to make scheduled interest payments on our outstanding convertible notes and senior notes. As of December 31, 2000 we had approximately $46.0 million of restricted cash related to such interest reserve.

  ATC Mexico Loan Agreement. In February 2001, our Mexican subsidiary, American Tower Corporation de Mexico, S. de R.L. de C.V., which we refer to as ATC Mexico, and two of its subsidiaries consummated a loan agreement with a group of banks providing a credit facility of an initial aggregate amount of $95.0 million. If additional lenders are made party to the agreement, the size of the facility may increase to $140.0 million. We have committed to ATC Mexico to loan up to $45.0 million if additional lenders are not made party to the agreement. Our committment will be reduced on a dollar-for-dollar basis if additional lenders join the ATC Mexico loan agreement. This credit facility requires maintenance of various financial covenants and ratios and is guaranteed and collateralized by substantially all of the assets of ATC Mexico and the assets of its subsidiaries. All amounts borrowed under this loan agreement are due on September 30, 2003. The lenders' commitment to make loans under the loan agreement expires on March 31, 2002. As of March 2001, an aggregate of $95.0 million was outstanding under this loan agreement.

  Equity Offerings and Note Placements. During 2000, we consummated a public offering of 12.5 million shares of our Class A common stock for total net proceeds of approximately $513.9 million. In addition, we consummated a private placement of $450.0 million of 5.0% convertible notes, issued at 100% of their face amount. The convertible notes mature in February 2010 and require interest payments semi-annually. We used the proceeds from these two transactions to reduce borrowings under our credit facilities, to finance acquisitions and tower construction and for general working capital purposes.

  In January 2001, we completed a public offering of 10.0 million shares of our Class A common stock for total net proceeds of approximately $360.8 million. We also completed a private placement of $1.0 billion of 9 3/8% senior notes that mature in February 2009 for total net proceeds of $969.0 million. These notes require interest payments semi-annually and contain certain financial and operational covenants and other restrictions similar to those in our credit facilities. We expect to use the proceeds from these two transactions to finance the construction of towers, fund pending and future acquisitions and for general corporate purposes.

  ATC Separation. We continue to be obligated under the ATC Separation agreement for certain tax liabilities to CBS and American Radio. As of December 31, 2000, no material matters covered under this indemnification have been brought to our attention.

  Acquisitions and Construction. We expect that the consummated acquisitions and current and future construction activities will have a material impact on liquidity. We believe that the acquisitions, once integrated, will have a favorable impact on liquidity and will offset the initial effects of the funding requirements. We also believe that the construction activities may initially have an adverse effect on our future liquidity as newly constructed towers will initially decrease overall liquidity. However, as such sites become fully operational and achieve higher utilization, we expect that they will generate tower cash flow and, in the long-term, increase liquidity. As of December 31, 2000, we were a party to various agreements relating to acquisitions of assets or businesses from various third parties and were involved in the construction of numerous towers, pursuant to build-to-suit agreements and for other purposes.

  Economic conditions. A significant general slow down in the economy in 2001 or beyond could reduce consumer demand for wireless services, thereby causing providers to delay implementation of new systems and technologies, and has harmed, and may continue to harm, the financial condition of some wireless service providers, as referred to elsewhere herein.

Recent Accounting Pronouncements

  On January 1, 2001, we adopted the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments. Specifically, it requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative (that is unrealized gains or losses) will be recorded as a component of an entity's net income or other comprehensive income, depending upon designation (as defined in the statement). As a result of adopting SFAS No. 133, we expect to record a pre-tax non-cash loss from a cumulative effect of change in accounting principle of approximately $12.0 million to $14.0 million in the first quarter of 2001.

  During 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," which provides the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB No. 101 was effective for the Company on October 1, 2000. The adoption of SAB No. 101 was not material to our consolidated financial statements.

  In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation", an interpretation of APB No. 25. FIN 44 was effective July 1, 2000. The adoption of FIN 44 was not material to our consolidated financial statements.

Information Presented Pursuant to the Indenture for Our 9 3/8% Senior Notes

  The following table sets forth information that is presented solely to address certain reporting requirements contained in the indenture for our 9 3/8% senior notes issued in January 2001. This information presents certain financial data for us on a consolidated basis and on a restricted group basis, which means only for American Tower and its subsidiaries that comprise the restricted group under the indenture governing those senior notes. All of our subsidiaries are part of this restricted group, except Verestar and its subsidiaries, whose operations constitute all of our satellite and fiber network access services business segment. This restricted group data is not intended to represent an alternative measure of operating results, financial position or cash flow from operations, as determined in accordance with generally accepted accounting principles.

                                       Consolidated         Restricted Group(1)
                                 -------------------------  --------------------
                                                                Year Ended
                                 Year Ended December 31,       December 31,
                                 -------------------------  --------------------
                                     2000         1999         2000       1999
                                 ------------  -----------  ----------  --------
                                                (in thousands)
Statement of Operations Data:
Operating revenues...........    $    735,275  $   258,081  $  590,074  $225,719
                                 ------------  -----------  ----------  --------
Operating expenses:
Operating expenses(2)........         524,074      155,857     414,009   131,759
Depreciation and
amortization.................         283,360      132,539     256,286   125,275
Development expense(3).......          14,517        1,607      14,433     1,406
Corporate general and
 administrative expense......          14,958        9,136      14,958     9,136
                                 ------------  -----------  ----------  --------
   Total operating expenses..         836,909      299,139     699,686   267,576
                                 ------------  -----------  ----------  --------
Loss from operations.........        (101,634)     (41,058)   (109,612)  (41,857)
Interest expense.............        (156,839)     (27,492)   (155,006)  (27,487)
Interest income and other,
 net.........................          13,018       17,695      12,661    17,632
Interest income--TV Azteca,
 net(4)......................          12,679        1,856      12,679     1,856
Premium on note
 conversion(5)...............         (16,968)                 (16,968)
Minority interest in net
 earnings of
 subsidiaries(6).............            (202)        (142)       (202)     (142)
                                 ------------  -----------  ----------  --------
Loss before income taxes and
 extraordinary losses........    $   (249,946) $   (49,141) $(256,448)  $(49,998)
                                 ============  ===========  ==========  ========

                                                       December 31, 2000
                                                 -----------------------------
                                                 Consolidated Restricted Group
                                                 ------------ ----------------
Balance Sheet Data:
Cash and cash equivalents.......................  $   82,038     $   66,547
Property and equipment, net.....................   2,296,670      2,013,270
Total assets....................................   5,660,679      5,019,766
Long-term obligations, including current
 portion........................................   2,468,223      2,355,911
Net debt(7).....................................   2,386,185      2,289,364
Total stockholders' equity......................   2,877,030      2,877,030

--------
(1) Corporate overhead allocable to Verestar and interest expense related to intercompany borrowings to Verestar (unrestricted subsidiary) have not been excluded from results shown for the restricted group.
(2) Consists of operating expenses other than depreciation and amortization, and development and corporate general and administrative expenses.
(3) Development expense includes uncapitalized acquisition costs, costs to integrate acquisitions, costs associated with new business initiatives, abandoned acquisition costs and costs associated with tower site inspections and related data gathering.
(4) Interest income--TV Azteca, net of interest expense of $1.0 million in 2000.
(5) Premium on note conversion represents the fair value of incremental stock issued to noteholders to induce them to convert their holdings prior to the first scheduled redemption date.
(6) Represents the minority interest in net earnings of our non-wholly-owned subsidiaries.
(7) Net debt represents long-term obligations, including current portion, less cash and cash equivalents.

  Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indenture for our 9 3/8% senior notes, are as follows:

   Tower Cash Flow, for the three months ended December 31, 2000.....  $47,164
                                                                      ========
   Consolidated Cash Flow, for the twelve months ended December 31,
    2000............................................................. $173,786
     Less: Tower Cash Flow, for the twelve months ended December 31,
      2000........................................................... (151,592)
     Plus: four times Tower Cash Flow, for the three months ended
      December 31, 2000..............................................  188,656
                                                                      --------
   Adjusted Consolidated Cash Flow, for the twelve months ended
    December 31, 2000................................................ $210,850
                                                                      ========
   Non-Tower Cash Flow, for the twelve months ended December 31,
    2000.............................................................   $7,761
                                                                      ========

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  As of and for the years ended December 31, 2000 and 1999, we were exposed to market risk from changes in interest rates on long-term debt obligations. We attempted to reduce those risks by utilizing derivative financial instruments, namely interest rate caps, swaps, collars and swaptions. All derivative financial instruments are for purposes other than trading.

  During 2000, we increased our borrowings under our credit facilities by approximately $1.26 billion. In addition, we completed a private placement of $450.0 million of 5.0% convertible notes issued at 100% of their face amount. We also entered into several interest rate cap, swap, collar and swaption agreements to reduce our risk with respect to the variable rate debt under our credit facilities. Lastly, during 2000 we had interest rate caps with a total notional amount of $66.9 million expire.

  The following tables provide information as of December 31, 2000 and 1999 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps, swaps, collars and swaptions, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

                            As of December 31, 2000
 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In
                                   thousands)

Long-Term Debt               2001          2002          2003         2004     2005   Thereafter   Total    Fair Value
--------------            ----------    ----------    ----------    -------- -------- ---------- ---------- ----------
Fixed Rate Debt(a)......        $495          $591          $641        $696  $37,107  $936,582    $976,112 $1,243,860
Average Interest
 Rate(a)................       5.79%         5.79%         5.80%       5.80%    5.71%     5.71%
Variable Rate Debt (a)..                                 $56,000    $192,000 $243,000  $859,000  $1,350,000 $1,350,000
Average Interest Rate
 (a)....................

 Aggregate Notional Amounts Associated with Interest Rate Caps, Swaps, Collars and Swaptions in Place
 As of December 31, 2000 and Interest Rate Detail by Contractual Maturity Dates
                                 (In thousands)

Interest Rate CAPS           2001          2002          2003         2004     2005   Thereafter   Total    Fair Value
------------------        ----------    ----------    ----------    -------- -------- ---------- ---------- ----------
Notional Amount.........    $364,980      $364,980(c)
Cap Rate................       9.00%         9.00%

Interest Rate SWAPS
-------------------
Notional Amount.........    $395,000      $395,000(d)   $365,000(e)                                         $   (7,680)
Weighted-Average Fixed
 Rate Payable (b).......       6.69%         6.69%         6.67%

Interest Rate COLLARS
---------------------
Notional Amount.........    $465,000      $465,000(f)   $185,000(g)                                         $   (6,107)
Weighted-Average Below
 Floor Rate Payable,
 Above Cap Rate
 Receivable (b).........  6.35%,8.90%   6.35%,8.90%   6.46%,9.00%

Interest Rate SWAPTIONS
-----------------------
Notional Amount.........    $290,000(h)                                                                     $    1,707
Weighted-Average
 Swaption Rate(b).......       6.56%

                            As of December 31, 1999
 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In
                                   thousands)

Long-Term Debt               2000          2001          2002         2003     2004   Thereafter   Total    Fair Value
--------------            ----------    ----------    ----------    -------- -------- ---------- ---------- ----------
Fixed Rate Debt(a)......        $270          $319          $347        $378     $411  $639,034    $640,759   $640,759
Average Interest
 Rate(a)................       6.38%         6.38%         6.37%       6.37%    6.37%     6.37%
Variable Rate Debt(a)...                    $6,750       $11,250     $13,500  $18,000   $40,500     $90,000    $90,000
Average Interest
 Rate(a)................

  Aggregate Notional Amounts Associated with Interest Rate Caps in Place As of
                               December 31, 1999
     and Interest Rate Detail by Contractual Maturity Dates (In thousands)

Interest Rate CAPS           2000          2001          2002         2003     2004   Thereafter   Total    Fair Value
------------------        ----------    ----------    ----------    -------- -------- ---------- ---------- ----------
Notional Amount.........  $66,860(i)
Weighted-Average Cap
 Rate(b)................    8.82%

--------
(a) December 31, 2000 variable rate debt consists of our credit facilities ($1.35 billion) and fixed rate debt consists of the 2.25% and 6.25% convertible notes ($470.9 million), the 5.0% convertible notes ($450.0 million) and mortgage payables ($55.2 million). Interest on the credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at the Company's option either at LIBOR plus margin (as defined) or the Base Rate plus margin (as defined). The average interest rate in effect at December 31, 2000 for the credit facilities was 9.65%. For the year ended December 31, 2000, the weighted average interest rate under the credit facilities was 9.56%. The 2.25% and 6.25% convertible notes each bear interest (after giving effect to the accretion of the original discount on the 2.25% convertible notes) at 6.25%, which is payable semiannually on April 15 and October 15 of each year beginning April 15, 2000. The 5.0% convertible notes bear interest at 5.0% which is payable semiannually on February 15 and August 15 of each year. The mortgage payables bear interest at rates ranging from 7.93% to 8.42% and are payable on a monthly basis.

  December 31, 1999 variable rate debt consists of our credit facilities existing at December 31, 1999 ($90.0 million) and fixed rate debt consists of the 2.25% and 6.25% convertible notes ($602.3 million) and a mortgage payable ($38.5 million). The interest rate in effect at December 31, 1999 for the then existing credit facilities was 9.25%. For the year ended December 31, 1999, the weighted average interest rate under the credit facilities was 7.94%. The mortgage payable bears interest at 8.42% and is payable on a monthly basis.

(b) Represents the weighted-average fixed rate or range of interest based on contract notional amount as a percentage of total notional amounts in a given year.

(c) Includes notional amounts of $364,980 that will expire in February 2002.

(d) Includes notional amounts of $30,000 that will expire in March 2002.

(e) Includes notional amounts of $75,000 and $290,000 that will expire in January and February 2003, respectively.

(f) Includes notional amounts of $185,000 and $95,000 that will expire in May and July 2002, respectively.

(g) Includes notional amounts of $185,000 that will expire in May 2003.

(h) Includes notional amounts of $290,000 that will expire in August 2001.

(i) Includes notional amounts of $21,500, $23,750 and $21,610 that expired in January, April and July 2000, respectively.

  We maintain a portion of our cash and cash equivalents in short-term financial instruments which are subject to interest rate risks. Due to the relatively short duration of such instruments, we believe fluctuations in interest rates with respect to such investments will not materially affect our financial condition or results of operations.

  Our foreign operations have not been significant to date. Accordingly, foreign currency risk has not been material for the years ended December 31, 2000 and 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Our executive officers, and their respective ages and positions as of February 29, 2001 are set forth below:

                Name                Age                 Position
                ----                ---                 --------
 Steven B. Dodge..................   55 Chairman of the Board, President and
                                        Chief Executive Officer
 Justin D. Benincasa..............   39 Senior Vice President and Corporate
                                        Controller
 Norman A. Bikales................   65 Executive Vice President--Special
                                        Counsel
 Alan L. Box......................   49 Executive Vice President and Director
 James S. Eisenstein..............   42 Executive Vice President--Corporate
                                        Development
 David W. Garrison................   45 Director, Chairman and Chief Executive
                                        Officer of Verestar, Inc.
 J. Michael Gearon, Jr. ..........   36 Executive Vice President, Director and
                                        President of American Tower
                                        International
 Steven J. Moskowitz..............   37 Executive Vice President--Marketing and
                                        Vice President and General Manager
                                        Northeast Region
 Bradley E. Singer................   34 Executive Vice President--Strategy and
                                        Vice President and General Manager,
                                        Southeast Region
 Douglas C. Wiest.................   48 Chief Operating Officer
 Joseph L. Winn...................   49 Chief Financial Officer and Treasurer

  Steven B. Dodge has served as our Chairman of the Board, President and Chief Executive Officer since our separation from American Radio in June 1998 (the "ATC Separation"). Mr. Dodge was the Chairman of the Board of Directors, President and Chief Executive Officer of American Radio from its founding in November 1993 until the ATC Separation. In 1988, Mr. Dodge founded Atlantic Radio, one of the predecessor entities of American Radio. Mr. Dodge currently serves on the boards of Citizens Financial Group, Inc., Nextel Partners, Inc., Sothebys Holdings, Inc. and TD Waterhouse Group, Inc.

  Justin D. Benincasa is Senior Vice President and Corporate Controller. Mr. Benincasa was a Vice President and Corporate Controller of American Radio from its founding in 1993 until the ATC Separation.

  Norman A. Bikales is Executive Vice President--Special Counsel. Mr. Bikales joined us in February 2000. Previously, he was a senior partner at the Boston law firm of Sullivan & Worcester LLP acting as our outside legal counsel.

  Alan L. Box has served as an Executive Vice President since March 1998 and has been a director since our organization. Mr. Box served as Chief Operating Officer from June 1997 to March 1998, at which time he assumed his present role as the Executive Vice President responsible for our satellite and fiber network access services business. Mr. Box also was an Executive Vice President and a director of American Radio from April 1997 when EZ Communications ("EZ"), merged into American Radio, until the ATC Separation. Prior to April 1997, Mr. Box had been the Chief Executive Officer of EZ, a company he joined in 1974.

  James S. Eisenstein is Executive Vice President--Corporate Development. Mr. Eisenstein has overall responsibility for seeking out acquisition and development opportunities. Mr. Eisenstein helped form our company in the summer of 1995. From 1990 to 1995, he was Chief Operating Officer for Amaturo Group Ltd., a broadcast company operating 11 radio stations and four broadcasting towers, several of which were purchased by American Radio. Mr. Eisenstein is a director of U.S. Wireless, Inc.

  David W. Garrison is Chairman and Chief Executive Officer of Verestar, one of our wholly owned subsidiaries, and a director. From February 1995 to July 1998, Mr. Garrison served as Chairman, Chief Executive Officer, President and Chief Operating Officer of NETCOM OnLine Communications Services, Inc., a pioneer independent provider of internet services in four countries. Prior to that, Mr. Garrison was President of Skytel

Communications, Inc., a leading provider of wireless mobile data services, and Chairman and Chief Executive Officer of Dial Page, Inc., a regional paging carrier based in the Southeast United States, which became part of Nextel Communications, Inc. ("Nextel"). Mr. Garrison is currently a director of Ameritrade Holding Corporation.

  J. Michael Gearon, Jr. is Executive Vice President and the President of American Tower International, and has been a director since our acquisition of Gearon Communications in January 1998. In addition, he has served as an Executive Vice President since January 1998. Prior to joining us, Mr. Gearon had been the founder and Chief Executive Officer of Gearon Communications since September 1991, which he developed into one of the fastest growing private companies in the United States.

  Steven J. Moskowitz is Executive Vice President--Marketing and Vice President and General Manager of our Northeast Region. Mr. Moskowitz joined us in January 1998, initially as a Vice President and General Manager of our Northeast Region, and assumed his current position in March 1999. From 1989 until 1998, Mr. Moskowitz served as a Vice President of The Katz Media Group, the largest broadcast media representation firm in the United States.

  Bradley E. Singer is Executive Vice President--Strategy and Vice President and General Manager, Southeast Region. Mr. Singer joined us in September 2000 as Executive Vice President--Strategy, and was appointed Vice President and General Manager of the Southeast region in November 2000. Prior to joining us, Mr. Singer was an investment banker with Goldman, Sachs & Co. focusing on the telecommunications industry.

  Douglas C. Wiest is our Chief Operating Officer. Mr. Wiest joined us in February 1998, initially as the Chief Operating Officer of Gearon
Communications, and assumed his current position in March 1998. Prior to joining us, Mr. Wiest had been Regional Vice President of Engineering and Operations for Nextel's Southern Region since 1993.

  Joseph L. Winn is our Chief Financial Officer and Treasurer. Mr. Winn was Treasurer, Chief Financial Officer and a director of American Radio from its founding in 1993 until the ATC Separation.

  The information under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" from the Definitive Proxy Statement is hereby incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

  The information under "Compensation and Other Information Concerning Directors and Officers" from the Definitive Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information under "Securities Ownership of Certain Beneficial Owners and Management" from the Definitive Proxy Statement is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information under "Certain Relationships and Related Transactions" from the Definitive Proxy Statement is hereby incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8- K

  (a) Financial Statements and Schedules. See index to Financial Statements, which appears on page F-1 hereof.

  (b) Reports on Form 8-K.

    Form 8-K (Items 5, 7 and 9) filed on December 20, 2000.
    Form 8-K (Items 2 and 7) filed on December 15, 2000.
    Form 8-K (Item 7) filed on November 13, 2000.
    Form 8-K (Item 7) filed on October 30, 2000.

  (c) Exhibits. The exhibits listed on the Exhibit Index hereof are filed herewith in response to this Item.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March 2001.

                                          American Tower Corporation
                                          (Registrant)

                                                    /s/ Steven B. Dodge
                                          By: _________________________________
                                                      Steven B. Dodge
                                                  Chief Executive Officer,
                                                   President and Chairman

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Steven B. Dodge             Chief Executive Officer,     March 26, 2001
______________________________________  President and Chairman
           Steven B. Dodge              (Principal Executive
                                        Officer)

        /s/ Joseph L. Winn             Chief Financial Officer      March 26, 2001
______________________________________  and Treasurer
            Joseph L. Winn              (Principal Financial
                                        Officer)

     /s/ Justin D. Benincasa           Senior Vice President and    March 26, 2001
______________________________________  Corporate Controller
         Justin D. Benincasa            (Principal Accounting
                                        Officer)

         /s/ Alan L. Box               Director                     March 26, 2001
______________________________________
             Alan L. Box

      /s/ Arnold L. Chavkin            Director                     March 26, 2001
______________________________________
          Arnold L. Chavkin

      /s/ David W. Garrison            Director                     March 26, 2001
______________________________________
          David W. Garrison

   /s/ J. Michael Gearon, Jr.          Director                     March 26, 2001
______________________________________
        J. Michael Gearon, Jr.

       /s/ Fred R. Lummis              Director                     March 26, 2001
______________________________________
            Fred R. Lummis


              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Thomas H. Stoner             Director                     March 26, 2001
______________________________________
           Thomas H. Stoner

     /s/ Maggie Wilderotter            Director                     March 26, 2001
______________________________________
          Maggie Wilderotter

                                 AMERICAN TOWER

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent Auditors' Report............................................. F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999............. F-3

Consolidated Statements of Operations for the Years Ended December 31,
 2000, 1999, and 1998.................................................... F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 2000, 1999 and 1998........................................ F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
 2000, 1999 and 1998 .................................................... F-6

Notes to Consolidated Financial Statements............................... F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
American Tower Corporation:

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2001 (March 26, 2001 as to the first full paragraph in note 6)

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999
                       (In thousands, except share data)

                                                           2000        1999
                                                        ----------  ----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................. $   82,038  $   25,212
 Restricted cash.......................................     46,036
 Accounts receivable, net..............................    194,011      58,482
 Prepaid and other current assets......................     42,377      19,570
 Inventories...........................................     47,872      11,262
 Costs and earnings in excess of billings on
  uncompleted contracts and unbilled receivables.......     43,652      13,363
 Deferred income taxes.................................     15,166       1,718
                                                        ----------  ----------
   Total current assets................................    471,152     129,607
                                                        ----------  ----------
PROPERTY AND EQUIPMENT, net............................  2,296,670   1,092,346
GOODWILL AND OTHER INTANGIBLE ASSETS, net..............  2,505,681   1,403,897
NOTES RECEIVABLE.......................................    123,945     118,802
DEPOSITS AND OTHER LONG-TERM ASSETS....................     73,298     144,368
INVESTMENTS............................................     49,538      15,594
DEFERRED INCOME TAXES..................................    140,395     114,252
                                                        ----------  ----------
TOTAL.................................................. $5,660,679  $3,018,866
                                                        ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term obligations.............. $   11,178  $    4,736
 Accounts payable......................................     74,046      25,564
 Accrued expenses......................................     87,291      32,732
 Accrued tower construction costs......................     45,315      37,671
 Accrued interest......................................     31,708       6,769
 Billings in excess of costs and earnings on
  uncompleted contracts and unearned revenue...........     48,248      17,515
                                                        ----------  ----------
   Total current liabilities...........................    297,786     124,987
                                                        ----------  ----------
LONG-TERM OBLIGATIONS..................................  2,457,045     736,086
OTHER LONG-TERM LIABILITIES............................     12,472       4,057
                                                        ----------  ----------
   Total liabilities...................................  2,767,303     865,130
                                                        ----------  ----------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 14)

MINORITY INTEREST IN SUBSIDIARIES......................     16,346       8,653
                                                        ----------  ----------
STOCKHOLDERS' EQUITY:
 Preferred Stock; $0.01 par value; 20,000,000 shares
  authorized; no shares issued or outstanding..........
 Class A Common Stock; $.01 par value; 500,000,000
  shares authorized; 170,180,549 and 144,965,623
  shares issued, 170,035,952 and 144,889,220 shares
  outstanding, respectively............................      1,701       1,450
 Class B Common Stock; $.01 par value; 50,000,000
  shares authorized; 8,095,005 shares and 8,387,910
  shares issued and outstanding, respectively..........         81          84
 Class C Common Stock; $.01 par value; 10,000,000
  shares authorized; 2,267,813 shares and 2,422,804
  shares issued and outstanding, respectively..........         23          24
 Additional paid-in capital............................  3,174,622   2,245,482
 Accumulated deficit...................................   (295,057)   (100,429)
   Less: treasury stock (144,597 and 76,403 shares at
    cost)..............................................     (4,340)     (1,528)
                                                        ----------  ----------
   Total stockholders' equity..........................  2,877,030   2,145,083
                                                        ----------  ----------
TOTAL.................................................. $5,660,679  $3,018,866
                                                        ==========  ==========

                See notes to consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years Ended December 31, 2000, 1999, and 1998
                     (In thousands, except per share data)

                                                    2000       1999      1998
                                                  ---------  --------  --------
REVENUES:
 Rental and management..........................  $ 278,153  $135,303  $ 60,505
 Network development services...................    311,921    90,416    23,315
 Satellite and fiber network access services....    145,201    32,362    19,724
                                                  ---------  --------  --------
  Total operating revenues......................    735,275   258,081   103,544
                                                  ---------  --------  --------
OPERATING EXPENSES:
 Operating expenses excluding depreciation and
  amortization, tower separation, development
  and corporate general and administrative
  expenses:
 Rental and management..........................    139,240    62,441    29,455
 Network development services...................    274,769    69,318    19,479
 Satellite and fiber network access services....    110,065    24,098    12,817
 Depreciation and amortization..................    283,360   132,539    52,064
 Tower separation expense.......................                         12,772
 Development expense............................     14,517     1,607
 Corporate general and administrative expense...     14,958     9,136     5,099
                                                  ---------  --------  --------
  Total operating expenses......................    836,909   299,139   131,686
                                                  ---------  --------  --------
LOSS FROM OPERATIONS............................   (101,634)  (41,058)  (28,142)
                                                  ---------  --------  --------
OTHER INCOME (EXPENSE):
 Interest expense...............................   (156,839)  (27,492)  (23,229)
 Interest income and other, net.................     13,018    17,695     9,217
 Interest income--TV Azteca, net of interest
  expense of $1,047 in 2000 ....................     12,679     1,856
 Premium on note conversion.....................    (16,968)
 Minority interest in net earnings of
  subsidiaries..................................       (202)     (142)     (287)
                                                  ---------  --------  --------
TOTAL OTHER EXPENSE.............................   (148,312)   (8,083)  (14,299)
                                                  ---------  --------  --------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY
 LOSSES.........................................   (249,946)  (49,141)  (42,441)
BENEFIT (PROVISION) FOR INCOME TAXES............     59,656      (214)    4,491
                                                  ---------  --------  --------
LOSS BEFORE EXTRAORDINARY LOSSES................   (190,290)  (49,355)  (37,950)
EXTRAORDINARY LOSSES ON EXTINGUISHMENT OF DEBT,
 NET OF INCOME TAX BENEFIT OF $2,892 IN 2000,
 $914 IN 1999 AND $921 IN 1998..................     (4,338)   (1,372)   (1,382)
EXTRAORDINARY LOSS ON REDEMPTION OF INTERIM
 PREFERRED STOCK, NET OF INCOME TAX BENEFIT OF
 $5,000.........................................                         (7,510)
                                                  ---------  --------  --------
NET LOSS........................................  $(194,628) $(50,727) $(46,842)
                                                  =========  ========  ========
BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
 Loss before extraordinary losses...............  $   (1.13) $  (0.33) $  (0.48)
 Extraordinary losses...........................      (0.02)    (0.01)    (0.11)
                                                  ---------  --------  --------
 Net loss.......................................  $   (1.15) $  (0.34) $  (0.59)
                                                  =========  ========  ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING......    168,715   149,749    79,786
                                                  =========  ========  ========

                See notes to consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended December 31, 2000, 1999 and 1998
                       (In thousands, except share data)

                        Common Stock       Common Stock       Common Stock     Treasury Stock
                     ------------------- -----------------  ----------------- -----------------
                           Class A           Class B            Class C
                     ------------------- -----------------  -----------------                               Additional
                       Issued             Issued             Issued                                Notes      Paid-in
                       Shares    Amount   Shares    Amount   Shares    Amount  Shares   Amount   Receivable   Capital
                     ----------- ------- ---------  ------  ---------  ------ --------  -------  ---------- -----------
 BALANCE, JANUARY
 1, 1998.........     29,667,883 $   297 4,670,626  $  47   1,295,518   $ 13                                $   155,711
 Contributions
 from ARS:
 Cash............                                                                                                56,918
 Non-cash........                                                                                                 6,489
 Transfers to
 ARS:
 Cash............                                                                                               (51,858)
 Issuance of
 common stock
 under stock
 purchase
 agreement, net
 of issuance
 costs of $630...      1,350,050      14 4,649,950     46   2,000,000     20                      $(49,375)      79,290
 Issuance of
 common stock and
 options-
 mergers.........     35,546,600     354                                                                        373,742
 Reduction of
 common stock
 redemption
 obligation......        383,750       4                                                                          9,740
 Exercise of
 options.........        899,504       9   203,709      2                                                         2,727
 Repayment stock
 purchase
 agreement
 notes...........                                                                                   49,375
 ATC Separation
 tax liability...                                                                                               (61,715)
 ATC Separation
 working capital
 adjustment......                                                                                               (50,000)
 ATC Separation
 share
 conversion......        111,761       1  (347,159)    (3)                                                            2
 Issuance of
 common stock--
 July offering,
 net of issuance
 costs of
 $29,806.........     27,861,987     279                                                                        624,672
 Share class
 exchanges.......        469,576       5  (176,066)    (2)   (293,510)    (3)
 Accretion of
 redeemable
 stock...........                                                                                                (1,555)
 Tax liability
 from conversion
 of CBS
 securities......                                                                                                (5,021)
 Tax benefit of
 stock options...                                                                                                 1,223
 Net loss........
                     ----------- ------- ---------  -----   ---------   ----                      --------  -----------
 BALANCE,
 DECEMBER 31,
 1998............     96,291,111 $   963 9,001,060  $  90   3,002,008   $ 30                      $         $ 1,140,365
                     ----------- ------- ---------  -----   ---------   ----                      --------  -----------
 Cash
 contributions
 from ARS........                                                                                                   507
 Adjustment to
 ATC separation
 tax liability...                                                                                                12,003
 Transfers/payments
 to ARS/CBS......                                                                                                (1,070)
 Issuance of
 common stock and
 options-
 mergers.........     20,691,428     207                                                                        446,035
 Wauka escrow
 release--
 treasury stock..                                                              (76,403) $(1,528)
 Issuance of
 common stock
 February
 offerings, net
 of issuance
 costs of
 $24,501.........     26,200,000     262                                                                        630,889
 Expiration of
 redeemable
 common stock....        336,250       3                                                                          9,937
 Issuance of
 options--
 acquisition.....                                                                                                 1,794
 Exercise of
 options.........        254,480       3                                                                          3,573
 Share class
 exchanges.......      1,192,354      12  (613,150)    (6)   (579,204)    (6)
 Tax benefit of
 stock options...                                                                                                 1,449
 Net loss........
                     ----------- ------- ---------  -----   ---------   ----  --------  -------             -----------
 BALANCE,
 DECEMBER 31,
 1999............    144,965,623 $ 1,450 8,387,910  $  84   2,422,804   $ 24   (76,403) $(1,528)            $ 2,245,482
                     ----------- ------- ---------  -----   ---------   ----  --------  -------             -----------

 6.25% and 2.25%
 convertible
 notes exchanged
 for common
 stock...........      6,126,594      61                                                                        153,306
 Issuance of
 common stock--
 June offering...     12,500,000     125                                                                        513,780
 Issuance of
 common stock,
 options and
 warrants--
 mergers.........      4,522,692      45                                                                        227,462
 Issuance of
 common stock--
 Employee Stock
 Purchase Plan...         33,794                                                                                    865
 Exercise of
 options.........      1,418,560      14   165,390      2                                                        23,461
 Share class
 exchanges.......        613,286       6  (458,295)    (5)   (154,991)    (1)
 Treasury stock..                                                              (68,194)  (2,812)
 Tax benefit of
 stock options...                                                                                                10,266
 Net loss........
                     ----------- ------- ---------  -----   ---------   ----  --------  -------             -----------
 BALANCE,
 DECEMBER 31,
 2000............    170,180,549 $ 1,701 8,095,005  $  81   2,267,813   $ 23  (144,597) $(4,340)            $ 3,174,622
                     =========== ======= =========  =====   =========   ====  ========  =======             ===========
                     Accumulated
                       Deficit      Total
                     ----------- ------------
 BALANCE, JANUARY
 1, 1998.........     $  (2,860) $   153,208
 Contributions
 from ARS:
 Cash............                     56,918
 Non-cash........                      6,489
 Transfers to
 ARS:
 Cash............                    (51,858)
 Issuance of
 common stock
 under stock
 purchase
 agreement, net
 of issuance
 costs of $630...                     29,995
 Issuance of
 common stock and
 options-
 mergers.........                    374,096
 Reduction of
 common stock
 redemption
 obligation......                      9,744
 Exercise of
 options.........                      2,738
 Repayment stock
 purchase
 agreement
 notes...........                     49,375
 ATC Separation
 tax liability...                    (61,715)
 ATC Separation
 working capital
 adjustment......                    (50,000)
 ATC Separation
 share
 conversion......
 Issuance of
 common stock--
 July offering,
 net of issuance
 costs of
 $29,806.........                    624,951
 Share class
 exchanges.......
 Accretion of
 redeemable
 stock...........                     (1,555)
 Tax liability
 from conversion
 of CBS
 securities......                     (5,021)
 Tax benefit of
 stock options...                      1,223
 Net loss........       (46,842)     (46,842)
                     ----------- ------------
 BALANCE,
 DECEMBER 31,
 1998............     $ (49,702) $ 1,091,746
                     ----------- ------------
 Cash
 contributions
 from ARS........                        507
 Adjustment to
 ATC separation
 tax liability...                     12,003
 Transfers/payments
 to ARS/CBS......                     (1,070)
 Issuance of
 common stock and
 options-
 mergers.........                    446,242
 Wauka escrow
 release--
 treasury stock..                     (1,528)
 Issuance of
 common stock
 February
 offerings, net
 of issuance
 costs of
 $24,501.........                    631,151
 Expiration of
 redeemable
 common stock....                      9,940
 Issuance of
 options--
 acquisition.....                      1,794
 Exercise of
 options.........                      3,576
 Share class
 exchanges.......
 Tax benefit of
 stock options...                      1,449
 Net loss........       (50,727)     (50,727)
                     ----------- ------------
 BALANCE,
 DECEMBER 31,
 1999............     $(100,429) $ 2,145,083
                     ----------- ------------

 6.25% and 2.25%
 convertible
 notes exchanged
 for common
 stock...........                    153,367
 Issuance of
 common stock--
 June offering...                    513,905
 Issuance of
 common stock,
 options and
 warrants--
 mergers.........                    227,507
 Issuance of
 common stock--
 Employee Stock
 Purchase Plan...                        865
 Exercise of
 options.........                     23,477
 Share class
 exchanges.......
 Treasury stock..                     (2,812)
 Tax benefit of
 stock options...                     10,266
 Net loss........      (194,628)    (194,628)
                     ----------- ------------
 BALANCE,
 DECEMBER 31,
 2000............     $(295,057) $ 2,877,030
                     =========== ============

                See notes to consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                               2000         1999        1998
                                            -----------  -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.................................  $  (194,628) $   (50,727) $ (46,842)
 Adjustments to reconcile net loss to cash
  provided by operating activities:
  Depreciation and amortization...........      283,360      132,539     52,064
  Minority interest in net earnings of
   subsidiaries...........................          202          142        287
  Premium on note conversion..............       16,968
  Amortization of deferred financing
   costs..................................        6,945        1,466      1,629
  Provision for losses on accounts
   receivable.............................       16,423        2,639      1,136
  Extraordinary losses, net...............        4,338        1,372      8,892
  Amortization of debt discount...........        8,712        2,642        261
  Dividends on preferred stock............                                3,117
  Deferred income taxes...................      (60,876)      (1,140)    (4,491)
 Changes in assets and liabilities, net of
  acquisitions:
  Accounts receivable.....................     (108,159)     (17,368)   (11,042)
  Costs and earnings in excess of billings
   on uncompleted contracts and unbilled
   receivables............................      (26,153)      (5,919)    (1,185)
  Prepaid and other current assets........      (23,990)      (5,503)    (1,553)
  Inventories.............................      (18,643)      (6,210)
  Accounts payable, accrued expenses and
   accrued construction costs.............       31,281       31,516     13,577
  Accrued interest........................       24,631        5,436        (47)
  Billings in excess of costs and earnings
   on uncompleted contracts and unearned
   revenue................................        9,135        3,981      1,311
  Other long-term liabilities.............        5,413        2,145      1,315
                                            -----------  -----------  ---------
Cash (used for) provided by operating
 activities...............................      (25,041)      97,011     18,429
                                            -----------  -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for purchase of property and
  equipment and construction activities...     (548,991)    (294,242)  (126,455)
 Payments for acquisitions, (net of cash
  acquired)...............................   (1,368,024)    (588,384)  (208,717)
 Advances of notes receivable.............      (76,116)    (119,282)   (12,140)
 Proceeds from notes receivable...........        2,749        1,587      2,001
 Deposits, investments and other long-term
  assets..................................      (20,298)    (137,379)    (5,066)
                                            -----------  -----------  ---------
Cash used for investing activities........   (2,010,680)  (1,137,700)  (350,377)
                                            -----------  -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under notes payable and credit
  facilities..............................    1,777,000      224,779    205,500
 Repayments of notes payable and credit
  facilities..............................     (584,155)    (512,856)  (156,667)
 Proceeds from issuance of debt
  securities..............................      450,000      600,063
 Net proceeds from equity offerings and
  stock options...........................      535,435      634,727    707,059
 Restricted cash..........................      (46,036)
 Cash payments from (to) CBS..............        5,735      (48,752)  (221,665)
 Net proceeds from preferred stock........                              300,000
 Redemption of preferred stock............                             (303,117)
 Contributions from ARS...................                       507      5,060
 Distributions to minority interest.......         (667)        (396)      (393)
 Deferred financing costs.................      (44,765)     (18,346)   (22,250)
                                            -----------  -----------  ---------
Cash provided by financing activities.....    2,092,547      879,726    513,527
                                            -----------  -----------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..............................       56,826     (160,963)   181,579
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR.....................................       25,212      186,175      4,596
                                            -----------  -----------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR....  $    82,038  $    25,212  $ 186,175
                                            ===========  ===========  =========

                See notes to consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Corporate Structure--American Tower Corporation and subsidiaries (collectively, ATC or the Company), is an independent owner, operator and developer of broadcast and wireless communications sites in North America and Mexico. The Company's primary businesses are the leasing of antenna space to a diverse range of wireless communications and broadcast industries, providing network development services and components to wireless service providers and broadcasters and providing satellite and fiber network access services to telecommunication companies, internet service providers, broadcasters and maritime customers worldwide. The Company was a wholly-owned subsidiary of American Radio Systems Corporation (ARS, American Radio or the Former Parent) until consummation of the spin-off of the Company from American Radio on June 4, 1998 (the ATC Separation).

ATC Separation--On June 4, 1998, the merger of American Radio and a subsidiary of CBS Corporation (CBS) was consummated. As a result of the merger, all of the outstanding shares of the Company's common stock owned by American Radio were distributed to American Radio common stockholders, and the Company ceased to be a subsidiary of, or to be otherwise affiliated with, American Radio. Furthermore, from that day forward the Company began operating as an independent publicly traded company.

As part of the ATC Separation, the Company was required to reimburse CBS for certain tax liabilities incurred by American Radio as a result of the transaction. Upon completion of the final American Radio tax filings, a calculation of the total tax payments due to CBS was performed and approved by both the Company and CBS. The Company continues to be obligated to indemnify CBS and American Radio for certain tax matters affecting American Radio prior to the ATC Separation. As of December 31, 2000, no material matters covered under this indemnification have been brought to the Company's attention.

Principles of Consolidation and Basis of Presentation--The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in those entities where the Company owns less than twenty percent of the voting stock of the individual entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in entities where the Company owns less than twenty percent but has the ability to exercise significant influence over operating and financial policies of the entity or where the Company owns more than twenty percent of the voting stock of the individual entity, but not in excess of fifty percent, are accounted for using the equity method. The Company consolidates those entities in which it owns greater than fifty percent of the entity's voting stock.

For the period from January 1, 1998 to June 4, 1998, the Company effectively operated as a stand-alone entity, with its own corporate staff and headquarters, and received minimal assistance from personnel of American Radio. Accordingly, the accompanying consolidated financial statements for the period discussed above do not include any corporate general and administrative cost allocations from American Radio. The consolidated financial statements may not reflect the results of operations or financial position of the Company had it been an independent public company during the periods presented prior to June 4, 1998.

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

Revenue Recognition--Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned. Escalation clauses, excluding those tied to the Consumer Price Index (CPI), and other incentives present in lease agreements with the Company's customers are recognized on a straight-line basis over the term of the lease. Amounts billed or received prior to being earned are deferred until such time as the earnings process is complete.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Network development service revenues are derived under service contracts or arrangements with customers that provide for billings on a time and materials, cost plus profit or fixed price basis. Revenues are recognized as services are performed with respect to the time and materials and cost plus profit contracts. Revenues are recognized using the percentage-of-completion method for fixed price contracts. Under the percentage-of-completion methodology, revenues are recognized in accordance with the percentage of contract costs incurred to date compared to estimated total contract costs. Costs and earnings in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed. Billings in excess of costs and earnings on uncompleted contracts represent billings in excess of revenues recognized. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Revenue from the sale of component parts is reflected within network development service revenue in the accompanying consolidated statements of operations. Revenue from the sale of these components is recognized when products are shipped. Provisions are recorded for estimated sales returns and allowances at the time of shipment.

Satellite and fiber network access service revenues are recognized as such services are provided. Amounts billed or received prior to services being performed are deferred until such time as the earnings process is complete.

Development Expense--Development expense consists of uncapitalized acquisition costs, costs to integrate acquisitions, costs associated with new business initiatives, abandoned acquisition costs and costs associated with tower site inspections and related data gathering. Such costs are expensed as incurred.

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

Premium on Note Conversion--Premium on note conversion represents the fair value of incremental stock issued to induce convertible noteholders to convert their holdings prior to the first scheduled redemption date. Such amounts were expensed as incurred in accordance with Statement of Financial Accounting Standard (SFAS) No. 84 "Induced Conversions of Convertible Debt."

Concentrations of Credit Risk--Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash, notes receivable and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents and restricted cash by maintaining its deposits at high quality credit financial institutions and monitoring the credit ratings of those institutions.

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables by actively monitoring the creditworthiness of its borrowers and customers. Accounts receivable are reported net of allowances for doubtful accounts of $19,809,000, $3,386,000 and $1,230,000 as of December 31, 2000, 1999 and 1998, respectively. Amounts charged against the allowance for doubtful accounts for the years ended December 31, 2000, 1999 and 1998 approximated $3,112,000, $721,000 and $206,000, respectively. Bad debt recoveries have not been significant in the three year period ended December 31, 2000.

Discount on Convertible Notes--The Company amortizes the discount on its convertible notes using the effective interest method over the term of the obligation. Such amortization is recorded as interest expense in the accompanying consolidated statements of operations.

Derivative Financial Instruments--During the years ended December 31, 2000, 1999 and 1998, the Company used derivative financial instruments as a means of hedging cash flow exposure related to variable interest rates on its credit facilities. The Company's derivative instruments generally consist of interest rate swaps, interest rate collars and interest rate cap agreements. These instruments are matched with variable rate debt, and

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES payments thereon are recorded on a settlement basis as an adjustment to interest expense. Premiums paid to purchase interest rate cap agreements are amortized as an adjustment to interest expense over the life of the contract. The Company does not hold derivative financial instruments for trading purposes. See "Recent Accounting Pronouncements" below.

Foreign Currency Translation--The Company's foreign subsidiary in Mexico has designated the U.S. dollar as its functional currency. Monetary peso-based assets and liabilities related to the Company's Mexican operations are translated from the local currency into U.S. dollars at the approximate rate of currency exchange at the end of the applicable fiscal period. Non monetary peso-based assets and liabilities are translated at historical exchange rates. Revenues and expenses, if peso-based, are translated at average monthly exchange rates. All translation gains and losses are included in the Company's consolidated statement of operations within the caption interest income and other, net. Such amounts were not material for the years ended December 31, 2000 and 1999. There were no international operations during the year ended December 31, 1998.

Cash, Cash Equivalents--Cash and cash equivalents include cash on hand, demand deposits and short-term investments with remaining maturities (when purchased) of three months or less.

Restricted Cash--Represents amounts required to be held in escrow under the Company's Amended Credit Facilities to pay interest on its convertible note obligations.

Inventories--Inventories, which consist primarily of finished goods and raw material component parts, are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) basis. The components of inventories as of December 31, 2000 and 1999 are as follows (in thousands):

                                                                 2000     1999
                                                                ------- --------
  Finished goods............................................... $25,947 $ 10,100
  Raw materials................................................  20,887      859
  Work in process..............................................   1,038      303
                                                                ------- --------
    Total                                                       $47,872 $ 11,262
                                                                ======= ========

Property and Equipment--Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties). Cost for self-constructed towers includes direct materials and labor, indirect costs associated with construction and capitalized interest. Approximately $11,365,000, $3,379,000 and $1,403,000 of interest was capitalized for the years ended December 31, 2000, 1999 and 1998, respectively.

Depreciation is provided using the straight-line method over the assets' estimated useful lives. Property and equipment acquired through capitalized leases are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Asset useful lives are as follows:

  Equipment.........................................................  3-15 years
  Towers............................................................    15 years
  Buildings and land improvements................................... 15-32 years

Goodwill and Other Intangible Assets--The consolidated financial statements reflect the preliminary allocation of purchase prices for certain transactions consummated in fiscal 2000, as certain appraisals for these acquisitions have not been finalized. Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired. The Company amortizes goodwill over an estimated useful life of fifteen years. Other intangible assets primarily represent acquired customer base, workforce, network locations, licenses, non-competition agreements and certain deferred financing costs. The Company amortizes these other intangible assets over periods ranging from two to fifteen years. (See note 4).

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Income Taxes--The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. However, the tax costs of repatriating foreign subsidiary business earnings to the Company's domestic subsidiaries have not been reflected in the tax provision, as the Company intends to permanently reinvest the profits of its foreign subsidiaries within those entities.

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. (See note 9).

Loss Per Common Share--Basic and diluted income or loss per common share has been computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by adjusting the weighted average number of common shares for dilutive potential common shares during the period, if any. In computing diluted per share amounts, the Company uses the treasury stock method, whereby unexercised options and warrants are assumed to be exercised at the beginning of the period or at issuance, (if later). The assumed proceeds are then used to purchase common shares at the average market price during the period. For the years ended December 31, 2000, 1999 and 1998, dilutive potential common shares, including options, warrants and shares issuable upon conversion of the Company's convertible notes, have been excluded from the computation of diluted loss per common share, as the effect is anti-dilutive. Had these dilutive potential common shares been included in the computation, shares for the diluted computation would have increased by approximately 39.8 million,
11.5 million and 3.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

For purposes of calculating earnings per share for the year ended December 31, 1998, shares outstanding upon consummation of the ATC Separation are assumed to be outstanding for the entire period prior to June 4, 1998.

Impairment of Long-Lived Assets--The Company reviews long-term assets, including identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by determining whether the net book value of the related assets will be recovered through projected undiscounted future cash flows. The Company records any related impairment losses in the period in which it identifies such impairment.

Stock-Based Compensation--The Company accounts for equity grants and awards to employees, officers and directors using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25 "Accounting For Stock Issued To Employees," and related interpretations. In addition, the Company also provides the required disclosures under SFAS No. 123, "Accounting For Stock Based Compensation," as if the fair-value based method (defined in SFAS No. 123) had been applied. (See note 10).

Fair Value of Financial Instruments--As of December 31, 2000 the carrying amount of the Company's 5.0% convertible notes and the 2.25% and 6.25% convertible notes was approximately $450.0 million and $470.9 million, respectively and the fair value of such notes was $408.4 million and $780.2 million, respectively, based on quoted market prices. See note 6 for fair value of derivative instruments.

The carrying values of all other financial instruments reasonably approximate the related fair values as of December 31, 2000.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Retirement Plan--The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. Under the plan, the Company matched 35% in 2000 and 30% in 1999 of participants' contributions up to a maximum 5% of a participant's compensation. Prior to the ATC Separation, employees of the Company participated in a similar plan sponsored by ARS. The Company contributed approximately $1,875,000, $461,000, and $207,700 to the plans for the years ended December 31, 2000, 1999 and 1998, respectively.

Recent Accounting Pronouncements--On January 1, 2001, the Company adopted the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments. Specifically, it requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative (that is unrealized gains or losses) will be recorded as a component of an entity's net income or other comprehensive income, depending upon designation (as defined in the statement). As a result of adopting SFAS No. 133, the Company expects to record a pre-tax non-cash loss from a cumulative effect of change in accounting principle of approximately $12.0 million to $14.0 million in the first quarter of 2001.

During 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," which provides the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB No. 101 was effective for the Company on October 1, 2000. The adoption of SAB No. 101 was not material to the Company's consolidated financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation", an interpretation of APB No. 25. FIN 44 was effective July 1, 2000. The adoption of FIN 44 was not material to the Company's consolidated financial statements.

Comprehensive Loss--The Company had no other component of comprehensive loss, and accordingly, net loss is equal to comprehensive loss for each of the years in the three year period ended December 31, 2000.

Reclassifications--Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the 2000 presentation.

2. COSTS AND EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS AND UNBILLED RECEIVABLES

The Company derives a portion of its network development services revenue from customer contracts that provide for billing only after certain milestones within contracts have been achieved. As the Company recognizes revenue on these contracts using the percentage-of-completion and cost plus profit and time and materials methodologies, such contracts give rise to revenue which has been earned, but, as of a certain point in time, remains unbilled. Such amounts (along with unbilled rental revenue) are included in costs and earnings in excess of billings on uncompleted contracts and unbilled receivables in the accompanying consolidated balance sheets.

The Company also enters into contracts within its network development services segment that provide for progress billings as the Company fulfills its obligation under the related contracts. These contracts may give rise to billings that are in excess of amounts actually earned as of a certain point in time. The excess of amounts billed over the amount earned on these contracts is reflected (along with customer rent received in advance) in billings in excess of costs and earnings on uncompleted contracts and unearned revenue in the accompanying consolidated balance sheets.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

The following are the components of costs and earnings in excess of billings on uncompleted contracts and unbilled receivables and billings in excess of costs and earnings on uncompleted contracts and unearned revenue as of December 31, (in thousands):

                                                           2000        1999
                                                        ----------  ----------
   Costs incurred on uncompleted contracts............  $  165,982  $   20,783
   Estimated earnings.................................      67,222      13,228
   Unbilled receivables...............................      10,113       3,664
   Less billings to date..............................    (247,913)    (41,827)
                                                        ----------  ----------
                                                        $   (4,596) $   (4,152)
                                                        ==========  ==========
   Included in the accompanying consolidated balance
    sheets:
     Costs and earnings in excess of billings on
      uncompleted contracts and unbilled receivables..  $   43,652  $   13,363
     Billings in excess of costs and earnings on
      uncompleted contracts and unearned revenue......     (48,248)    (17,515)
                                                        ----------  ----------
                                                        $   (4,596) $   (4,152)
                                                        ==========  ==========

3. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following as of December 31, (in thousands):

                                                           2000        1999
                                                        ----------  ----------
   Towers.............................................  $1,579,616  $  672,039
   Equipment..........................................     366,343     148,614
   Buildings and improvements.........................     224,836     156,005
   Construction in progress...........................     206,069     127,171
   Land and improvements..............................     115,151      61,007
                                                        ----------  ----------
       Total..........................................   2,492,015   1,164,836
   Less accumulated depreciation and amortization.....    (195,345)    (72,490)
                                                        ----------  ----------
   Property and equipment, net........................  $2,296,670  $1,092,346
                                                        ==========  ==========

4. GOODWILL AND OTHER INTANGIBLE ASSETS

  The Company's intangible assets consist of the following as of December 31, (in thousands):

                                                           2000        1999
                                                        ----------  ----------
   Goodwill...........................................  $1,372,399  $1,016,846
   Acquired customer base and network locations.......   1,292,631     474,723
   Acquired workforce, licenses, deferred financings
    and other intangibles.............................     129,394      35,911
                                                        ----------  ----------
       Total..........................................   2,794,424   1,527,480
   Less accumulated amortization......................    (288,743)   (123,583)
                                                        ----------  ----------
   Goodwill and other intangible assets, net..........  $2,505,681  $1,403,897
                                                        ==========  ==========

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

5. NOTES RECEIVABLE

In December 1999, the Company signed agreements to loan up to $120.0 million to TV Azteca S.A. de C.V. (TV Azteca), the owner of a major national television broadcast network in Mexico. In 2000, the Company loaned TV Azteca $119.8 million. The loan which bears interest at 12.87%, payable quarterly, has been discounted by the Company, as the fair value interest rate was determined to be 14.25%. As of December 31, 2000 approximately $119.8 million undiscounted ($108.9 million discounted) was outstanding. The term of the loan is seventy years. The loan may be prepaid by TV Azteca without penalty during the last fifty years of the agreement. The discount recorded on the note is being amortized to interest income using the effective interest method over the term of the loan.

Simultaneous with the signing of the loan agreement, the Company also entered into an agreement with TV Azteca that entitles the Company to assume the marketing responsibility and future economic rights for approximately 190 broadcasting towers owned by TV Azteca. Under the terms of the agreement the Company pays TV Azteca $1.5 million annually and is entitled to receive 100% of the revenues generated from leases with new tenants and is responsible for any incremental operating expenses associated with those new leases during the term of the loan.

In anticipation of the loan described above, the Company made an interim loan of $60.0 million to TV Azteca in September 1999. The interim loan, which bore interest at approximately 11%, matured at the closing of the loan described above and was partially collateralized by the stock of TV Azteca. As of December 31, 1999 the amount due to the Company in connection with this interim loan was $60.0 million.

An executive officer and director of the Company became a director of TV Azteca in December 1999.

As of December 31, 2000 and 1999, the Company also had several other notes receivable outstanding totaling approximately $15.0 million and $58.8 million, respectively. These notes bear interest at rates ranging from 7% to 15% and mature in periods ranging from the earlier of two to three years or upon the consummation of certain transactions.

6. FINANCING ARRANGEMENTS

Outstanding amounts under the Company's long-term financing arrangements consisted of the following as of December 31, (in thousands):

                                                             2000       1999
                                                          ----------  --------
   Credit facilities..................................... $1,350,000  $ 90,000
   Convertible notes, net of discount....................    920,908   602,259
   Notes payable, capital leases and other obligations...    197,315    48,563
                                                          ----------  --------
   Total.................................................  2,468,223   740,822
   Less current portion..................................    (11,178)   (4,736)
                                                          ----------  --------
   Long-term debt........................................ $2,457,045  $736,086
                                                          ==========  ========

The following is a description of the Company's outstanding long-term debt as of December 31, 2000:

Credit Facilities--In January 2000, the Company through its principal operating subsidiaries (Principal Operating Subsidiaries) completed its amended and restated credit facilities (Amended Credit Facilities). Under the Amended Credit Facilities (as amended through March 26, 2001), the borrowing capacity of the Company is up to $2.0 billion, with the option to increase the capacity up to an additional $500.0 million subject to lender approval. All borrowings under the Amended Credit Facilities are subject to borrowing base restrictions such as operating cash flow and construction cost levels.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Components of the Amended Credit Facilities include:

  .  $650.0 million revolving credit facility maturing on June 30, 2007;

  .  $850.0 million multi-draw term loan A maturing on June 30, 2007; and

  .  $500.0 million term loan B maturing December 31, 2007.

The Amended Credit Facilities are scheduled to amortize quarterly commencing on March 31, 2003 based on defined percentages of outstanding commitment and principal balances. As of December 31, 2000, the Company has $850.0 million outstanding under the multi-draw term loan A and $500.0 million outstanding under the term loan B. Any amounts repaid under the multi-draw term loan A and the term loan B will reduce future borrowing capacity under these facilities to the extent of the amount repaid.

Interest rates for the revolving credit facility and the multi-draw term loan A are determined at the option of the Company as either 1.5% to 2.75% above the LIBOR Rate or 0.5% to 1.75% above the defined Base Rate. Interest rates for the term loan B are determined at either 3.0% to 3.25% above LIBOR or 2.0% to 2.25% above the defined Base Rate. The Company is required to pay quarterly commitment fees ranging from 0.5% to 1.0% per annum, depending on the level of facility usage. In addition, the Amended Credit Facilities require compliance with financial coverage ratios that measure operating cash flow against total debt, interest expense, pro forma debt service and fixed charges, as defined in the Amended Credit Facilities. The Amended Credit Facilities also contain financial and operational covenants and other restrictions which the Company must comply with, whether or not there are borrowings outstanding. Such covenants and restrictions include restrictions on certain types of acquisitions, indebtedness, liens, capital expenditures, and the ability of the Company to pay dividends and make other distributions. The borrowers under the Amended Credit Facilities are the Company's Principal Operating Subsidiaries. The Company and the restricted subsidiaries (as defined in the Amended Credit Facilities) have guaranteed all of the loans under our Amended Credit Facilities. These loans are secured by liens on substantially all assets of the Principal Operating Subsidiaries and the restricted subsidiaries. The Amended Credit Facilities also restrict the Principal Operating Subsidiaries ability to transfer funds to the Company. Substantially all assets of the Company are held by the Principal Operating Subsidiaries.

Prior to the consummation of the Amended Credit Facilities described above, the Company maintained credit facilities that provided for total capacity of $925.0 million. Interest rates under the prior credit facilities were determined at the option of the Company as either LIBOR plus margin (as defined) or the Base Rate plus margin (as defined). As of December 31, 1999, the Company had $90.0 million outstanding under the prior credit facilities. All amounts outstanding under the prior credit facilities were repaid in January 2000 with proceeds from the Amended Credit Facilities. In connection with the repayment of borrowings under the Company's prior credit facilities, the Company recognized an extraordinary loss on extinguishment of debt of approximately $3.0 million, net of a tax benefit of $2.0 million, in January 2000.

For the years ended December 31, 2000, 1999 and 1998, the combined weighted average interest rate related to the Company's amended and prior credit facilities was 9.56%, 7.94%, and 7.97%, respectively. Commitment fees incurred by the Company related to the amended and prior credit facilities aggregated approximately $9,777,000, $1,504,000 and $1,172,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

As a result of a reduction in borrowing capacity under prior credit facilities, in October of 1999 associated with the issuance of the 2.25% and 6.25% convertible notes, the Company recognized an extraordinary loss on extinguishment of debt during the year ended December 31, 1999 of approximately $1.4 million, net of an income tax benefit of $0.9 million. The Company also incurred an extraordinary loss on extinguishment of debt of approximately $1.4 million, net of an income tax benefit of $0.9 million, in 1998 as a result of a refinancing to its previously existing credit facilities.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

5% Convertible Notes--In February 2000, the Company completed a private placement of $450.0 million 5% Convertible Notes (5% Notes), issued at 100% of their face amount. The 5% Notes mature on February 15, 2010. Interest on the 5% Notes is payable semiannually on February 15 and August 15, commencing August 15, 2000. The indenture governing the 5% Notes does not contain any restrictive covenants.

The 5% Notes are convertible at any time into shares of the Company's Class A common stock at a conversion price of $51.50 per share. The Company cannot redeem the 5% Notes prior to February 20, 2003 and the Company may be required to repurchase all or any of the 5% Notes on February 20, 2007 at their principal amount, together with accrued and unpaid interest. The Company may, at its option, elect to pay the repurchase price in cash or shares of Class A common stock or any combination thereof. The 5% Notes rank equally with the 6.25% and 2.25% Notes described below and are structurally and effectively junior to indebtedness outstanding under the Amended Credit Facilities. Total net proceeds from the 5% Notes were approximately $438.7 million. A portion of the proceeds was used to pay off amounts outstanding under the Amended Credit Facilities. The remaining proceeds were used to finance acquisitions and construction.

As of December 31, 2000 the Company had $450.0 million outstanding under the 5% Notes.

2.25% and 6.25% Convertible Notes--In October 1999, the Company completed a private placement of $300.0 million 6.25% Convertible Notes (6.25% Notes), issued at 100% of their face amount and $425.5 million 2.25% Convertible Notes (2.25% Notes), issued at 70.52% of their face amount (collectively, the "Notes"). The yield to maturity on the 2.25% Notes is 6.25%, giving effect to the accrued original issue discount and accrued interest. The Notes mature on October 15, 2009. Interest on the Notes is payable semiannually on April 15 and October 15 of each year, beginning April 15, 2000.

The 6.25% Notes and 2.25% Notes are convertible at any time, at the option of the holder, into the Company's Class A common stock at a conversion price of $24.40 per share and $24.00 per share, respectively, subject to adjustment in certain events. The Company may redeem the Notes at any time on or after October 22, 2002. The initial redemption price on the 6.25% Notes is 103.125% of the principal amount, subject to ratable declines immediately after October 15 of each following year to 100% of the principal amount in 2005. The 2.25% Notes are redeemable incrementally at increasing prices designed to reflect the accrued original issue discount. The holders have the option of requiring the Company to repurchase all or a portion of the 6.25% Notes on October 22, 2006 at their principal amount, together with accrued and unpaid interest, and all or a portion of the 2.25% Notes on October 22, 2003 at $802.93, plus accrued and unpaid interest. The Company may elect to pay the repurchase price on the Notes in cash or shares of Class A common stock. The Notes rank equally with one another and the 5% Notes and are structurally and effectively junior to indebtedness outstanding under the Company's Amended Credit Facilities.

In May of 2000, the Company acquired an aggregate of $87.3 million of the 6.25% Notes and $73.1 million (face amount) of the 2.25% Notes for an aggregate of 5,724,180 shares of Class A common stock. As an inducement to the noteholders to convert all or a portion of their holdings, the Company issued an aggregate of 402,414 shares of Class A common stock to such holders in addition to the amounts issuable upon conversion of those notes as provided in the applicable indentures. The Company made these exchanges pursuant to negotiated transactions with a limited number of noteholders. As a consequence of those exchanges, the Company recorded a premium on note conversion of approximately $17.0 million during the second quarter of 2000.

As of December 31, 2000 and 1999 the Company had $470.9 million and $602.3 million outstanding respectively, under the Notes.

Notes Payable--In connection with a number of acquisitions consummated during 2000, 1999 and 1998, the Company issued or assumed several notes payable. Such notes approximated $57.2 million and $43.8 million as of December 31, 2000 and 1999, respectively. These notes bear interest at rates ranging from 7.9% to 12.0% and mature in periods ranging from approximately two to six years.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Capital Lease Obligations--The Company's capital lease obligations expire in periods ranging from less than one year to approximately fifty years.

Future minimum capital lease payments for the next five years and thereafter are as follows (in thousands):

   Year Ending December 31,
   2001............................................................... $ 20,977
   2002...............................................................   20,387
   2003...............................................................   18,830
   2004...............................................................   18,227
   2005...............................................................   16,898
   Thereafter.........................................................  119,876
                                                                       --------
   Total minimum lease payments.......................................  215,195
   Less amounts representing interest.................................  (89,900)
                                                                       --------
   Present value of capital lease obligations......................... $125,295
                                                                       ========

Derivative Positions--Under the terms of the Amended Credit Facilities, the Company is required, to enter into interest rate protection agreements on its variable rate debt. Under these agreements the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. Such exposure is limited to the current value of the contract at the time the counterparty fails to perform. The Company believes its contracts as of December 31, 2000 are with credit worthy institutions. As of December 31, 2000, the Company had interest rate protection agreements outstanding as follows (in thousands):

                            Notional   Interest                                 Fair
   Derivative                Amount      Range               Term              Value
   ----------               --------- ----------- -------------------------- ----------
   Interest rate caps...... $ 364,980       9.00% Expiring 2002
   Interest rate swaps.....   395,000 6.19%-7.00% Expiring 2002 through 2003 $   (7,680)
   Interest rate collars...   465,000 5.95%-9.00% Expiring 2002 through 2003     (6,107)
   Interest rate
    swaptions..............   290,000 6.00%-6.60% Expiring 2001                   1,707
                                                                             ----------
     Total.................................................................. $  (12,080)
                                                                             ==========

As of December 31, 2000, aggregate principal payments of long-term debt, including capital leases, for the next five years and thereafter are estimated to be (in thousands):

   Year Ending December 31,
   2001.............................................................. $   11,178
   2002..............................................................     11,474
   2003..............................................................     66,493
   2004..............................................................    202,900
   2005..............................................................    289,953
   Thereafter........................................................  1,886,225
                                                                      ----------
     Total........................................................... $2,468,223
                                                                      ==========

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

7. COMMITMENTS AND CONTINGENCIES

Lease Obligations--The Company leases certain land, office, tower and satellite space under operating leases that expire over various terms. Many of the leases also contain renewal options with specified increases in lease payments upon exercise of the renewal option. Escalation clauses present in operating leases, excluding those tied to CPI, are straight-lined over the initial term of the lease.

Future minimum rental payments under noncancelable operating leases in effect at December 31, 2000 are as follows (in thousands)

   Year Ending December 31,
   2001................................................................ $165,994
   2002................................................................  134,033
   2003................................................................   94,917
   2004................................................................   65,418
   2005................................................................   43,023
   Thereafter..........................................................  200,129
                                                                        --------
     Total............................................................. $703,514
                                                                        ========

Aggregate rent expense under operating leases for the years ended December 31, 2000, 1999 and 1998 approximated $99,060,000, $23,211,000 and $10,818,000, respectively.

Customer Leases--The Company's lease agreements with its customers vary depending upon the industry. Escalation clauses present in operating leases, excluding those tied to CPI, are straight-lined over the initial term of the lease.

Future minimum rental receipts expected from customers under noncancelable operating lease agreements in effect at December 31, 2000 are as follows (in thousands):

   Year Ending December 31,
   2001.............................................................. $  214,226
   2002..............................................................    201,835
   2003..............................................................    185,334
   2004..............................................................    165,630
   2005..............................................................    126,111
   Thereafter........................................................    588,722
                                                                      ----------
     Total........................................................... $1,481,858
                                                                      ==========

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

8. RELATED PARTY TRANSACTIONS

2000 and 1999

Chase Manhattan Bank (Chase) is a lender under the Company's credit facilities and had participation percentages ranging from 3.14% to 6.67% during 2000 and 1999. Chase is an affiliate of J.P. Morgan Partners, LLC (JPMP), which indirectly controls J.P. Morgan Partners (BHCA), L.P. (JPLP) and J.P. Morgan Partners (23ASBIC), LLC (JPSBIC), stockholders of the Company. A director of the Company is an Executive Partner of JPMP. At December 31, 2000 and 1999 the aggregate principal amount outstanding under the credit facilities was $1.4 billion and $90.0 million, respectively. Chase's participation in the credit facilities at December 31, 2000 was 3.14%. Chase's approximate share of interest and fees paid by the Company pursuant to its various credit arrangements was $3.2 million, $1.2 million and $0.8 million in 2000, 1999 and 1998, respectively.

In 1999, the Company owned 33 1/3% of the outstanding equity of Kline Iron & Steel Co. (Kline). During 1999 the Company purchased approximately $7.4 million of tower steel products from Kline. In 2000, the Company purchased the remaining equity interest in Kline.

During 2000 and 1999, the Company made demand loans to two executive officers. At December 31, 2000 and 1999 amounts outstanding under the loans approximated $1.0 million and $1.1 million respectively.

1998

In June 1998, American Radio contributed the majority of its corporate fixed assets to the Company (with an American Radio net book value of approximately $1.4 million). During the period that the Company was a majority owned subsidiary of American Radio, the Company received revenues of approximately $565,000 from American Radio for tower rentals at Company-owned sites for the period ending June 4, 1998 (date of the ATC Separation).

In January 1998, American Radio contributed to the Company nineteen communications sites used by American Radio and various third parties (with an American Radio aggregate net book value of approximately $4.7 million), and American Radio and the Company entered into leases or subleases of space on the transferred towers. In May 1998, two additional communications sites were transferred and leases were entered into following acquisition by American Radio of the sites from third parties. These sites were contributed to the Company at an aggregate ARS net book value of approximately $0.3 million.

In January 1998, the Company consummated the transactions contemplated by a stock purchase agreement with certain related parties. (See note 10).

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

9. INCOME TAXES

The income tax benefit (provision) from continuing operations was comprised of the following for the years ended December 31, (in thousands):

                                                     2000     1999      1998
                                                    -------  -------  ---------
Current:
  Federal.........................................                    $(116,322)
  State...........................................                      (18,866)
  Foreign.........................................  $(1,220)
Deferred:
  Federal.........................................   68,582  $ 1,029     (8,407)
  State...........................................    8,560      148       (841)
  Foreign.........................................                58
Add:
  Deferred tax assets related to corporate tax
   restructuring..................................                      150,150
Less:
  Benefit from disposition of stock options
   recorded to additional paid-in capital.........  (10,266)  (1,449)    (1,223)
  Valuation allowance.............................   (6,000)
                                                    -------  -------  ---------
Income tax benefit (provision) ...................  $59,656  $  (214) $   4,491
                                                    =======  =======  =========

A reconciliation between the U.S. statutory rate from continuing operations and the effective rate was as follows for the years ended December 31,

                                                     2000     1999      1998
                                                    -------  -------  ---------
Statutory tax rate................................       35%      35%        35%
State taxes, net of federal benefit...............        5        5          4
Non-deductible tower separation expenses..........                          (11)
Non-deductible intangible amortization and premium
 on note conversion...............................      (14)     (42)       (16)
Other (including valuation allowance).............       (2)       2         (1)
                                                    -------  -------  ---------
Effective tax rate................................       24%        %        11%
                                                    =======  =======  =========

The components of the net deferred tax asset and related valuation allowance are as follows (in thousands):

                                                              2000      1999
                                                            --------  --------
Current assets:
 Allowances, accruals and other items not currently non-
  deductible............................................... $ 15,166  $  1,718
                                                            ========  ========
Long-term items:
 Assets:
  Basis step-up from corporate restructuring...............  120,042  $133,380
  Net operating loss carry-forwards........................  175,859    63,070
  Other....................................................      716       152
 Liabilities:
  Depreciation and amortization............................ (150,222)  (82,350)
                                                            --------  --------
Subtotal................................................... $146,395  $114,252
 Less: Valuation allowance.................................   (6,000)
                                                            --------  --------
  Net long-term deferred tax assets........................ $140,395  $114,252
                                                            ========  ========

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

At December 31, 2000, the Company has net federal and state operating loss carry-forwards available to reduce future taxable income of $437.7 million. These loss carry-forwards, if not utilized, expire at various dates through 2020.

During 2000, the Company recorded a $6.0 million deferred tax asset valuation allowance related to a portion of its state net operating loss carry-forward. Management believes that sufficient uncertainty exists regarding the realizability of these items to warrant such allowance. In the opinion of management, all other deferred tax assets are more likely than not recoverable.

10. STOCKHOLDERS' EQUITY

Preferred Stock

As of December 31, 2000 the Company was authorized to issue up to 20.0 million shares of $0.01 par value preferred stock. As of December 31, 2000 and 1999 there were no preferred shares issued or outstanding.

Common Stock

As of December 31, 2000 the Company was authorized to issue up to 500.0 million shares of its $.01 par value per share Class A common stock, 50.0 million shares of its $.01 par value per share Class B common stock and 10.0 million shares of its $.01 par value per share Class C common stock. The Class A and B common stockholders are entitled to one and ten votes per share, respectively. The Class C common stock is non-voting. In addition, holders of Class B and C common stock may exchange their shares on a one-to-one basis for shares of Class A common stock. During the years ended December 31, 2000, 1999 and 1998, holders of Class B and Class C common stock exchanged 613,286, 1,192,354 and 469,576 of their shares, respectively, for shares of Class A common stock.

The following is a summary of the Company's principal equity transactions during the years ended December 31, 2000, 1999 and 1998. See note 11 of the consolidated financial statements for issuances of common stock in connection with the Company's acquisitions.

2000

In June 2000, the Company completed a public offering of 12,500,000 shares of its Class A common stock, at $41.125 per share. The Company's net proceeds of the offering (after deduction of the offering expenses) were approximately $513.9 million. The Company used the proceeds to reduce borrowings under the Amended Credit Facilities and to finance acquisitions and the construction of towers, as well as for general working capital purposes.

1999

In February 1999, the Company completed a public offering of 25,700,000 shares of Class A common stock, (including 1,700,000 shares sold by the Company pursuant to the exercise in full of the underwriters' over-allotment option) at $25.00 per share. The Company's net proceeds of the offering (after deduction of the underwriting discount and offering expenses) were approximately $618.0 million. The Company used such proceeds, together with borrowings under its prior credit facilities, to fund acquisitions and construction activities.

In February 1999, the Company consummated the sale of 500,000 shares of Class A common at $26.31 per share. The Company's net proceeds of the offering were approximately $13.2 million. The Company used such proceeds, together with borrowings under its prior credit facilities, to fund acquisitions and construction activities.

1998

In July, 1998, the Company completed its initial public offering of 27,861,987 shares of Class A common stock, (including 2,361,987 shares sold by the Company pursuant to the exercise in full of the underwriters'

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES over-allotment option) at $23.50 per share. The Company's net proceeds of the offering (after deduction of the underwriting discount and offering expenses) were approximately $625.0 million. On July 9, 1998, the Company used approximately $306.1 million of the net proceeds from the offering to redeem all of the outstanding shares of the Interim Preferred Stock described below. The balance was used, together with borrowings under the prior credit facilities, to fund acquisitions and construction activities.

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

In June 1998, the Company entered into a stock purchase agreement (the Interim Financing Agreement) with respect to a preferred stock financing, which provided for the issuance and sale by the Company of up to $400.0 million of Series A Redeemable Pay-In-Kind Preferred Stock (the Interim Preferred Stock) to finance the Company's obligation to CBS with respect to tax reimbursement. The Company issued $300.0 million of Interim Preferred Stock, which accrued dividends at a rate equal to the three-month LIBOR then in effect (approximately 5.69%) plus an agreed upon adjustable spread (5.0% for the period in which the obligation was outstanding). Due to the short term nature of the issue, accrued dividends were recorded as interest expense in the accompanying consolidated financial statements. Such interest expense approximated $3.1 million for the year ended December 31, 1998. The Interim Preferred Stock was redeemed in July 1998 at a redemption price equal to $1,010 per share plus accrued and unpaid dividends for an aggregate redemption value of $306.1 million. The Company incurred an extraordinary loss of approximately $7.5 million, net of a tax benefit of $5.0 million, during the third quarter of 1998, representing the write-off of certain commitment, deferred financing and redemption fees.

In January 1998, the Company consummated the transactions contemplated by the stock purchase agreement (the ATC Stock Purchase Agreement), dated as of January 8, 1998, with Steven B. Dodge, Chairman of the Board, President and Chief Executive Officer of American Radio and the Company, and certain other officers and directors of American Radio (or their affiliates or family members or family trusts), pursuant to which those persons purchased 8.0 million shares of the Company's common stock at a purchase price of $10.00 per share for an aggregate purchase price of approximately $80.0 million, including 4.0 million shares by Mr. Dodge for $40.0 million. Payment of the purchase price was in the form of cash aggregating approximately $30.6 million and in the form of notes aggregating approximately $49.4 million which were repaid upon the consummation of the ATC Separation.

Stock Issued for Acquisitions and Subsequent events--See note 11 of the consolidated financial statements for issuances of warrants and common stock in connection with the Company's acquisitions and note 14 for a description of common stock issued in connection with the equity offering consummated in January 2001.

Stock Option Plans--The Company maintains a stock option plan for directors, officers and employees (the Plan), which provides for non qualified and incentive stock options. Exercise prices in the case of incentive stock options are not less than the fair market value of the underlying common stock on the date of grant. Exercise prices in the case of non-qualified stock options are set at the discretion of the Company's Board of Directors (which to date has not been less than the fair market value on the date of grant).

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

The option pool under the Plan consists of an aggregate of 24,000,000 shares of common stock. In addition to the 24,000,000 shares authorized under the Plan, options to purchase approximately 2,300,000 shares of common stock were outstanding as of December 31, 2000 outside of the Plan. Options outside the Plan are the result of the exchange of certain American Radio options that occurred pursuant to the ATC Separation and the assumption of certain options that occurred pursuant to the mergers of OmniAmerica, Inc, and American Tower Corporation (Old ATC) as described in note 11. Each unexercised option to purchase shares of American Radio, Omni America and Old ATC common stock held by persons who became directors or employees of the Company were exchanged or converted into the Company's options. All options were exchanged or converted in a manner that preserved the spread in such options between the option exercise price and the fair market value of the common stock and the ratio of the spread to the exercise price prior to such conversion.

Option grants vest ratably over various periods, generally three to five years, commencing one year from the date of grant. Option grants generally expire ten years from the date of grant.

The following table summarizes the Company's option activity for the periods presented:

                                                  Weighted Average   Options
                                       Options     Exercise Price  Exercisable
                                     -----------  ---------------- -----------
Outstanding as of January 1, 1998...     931,332       $ 4.16         252,640
                                     -----------
Granted.............................   8,371,700        16.16
Transferred -- American Radio (a)...   1,862,806         6.21
Transferred -- Old ATC Merger (a)...   1,252,364         2.29
Exercised...........................  (1,103,213)        2.48
Cancelled...........................    (226,894)        8.80
                                     -----------
Outstanding as of December 31,
 1998...............................  11,088,095        13.43       1,513,639
                                     -----------
Granted.............................   5,391,450        22.72
Transferred -- OmniAmerica Merger
 (a)................................     971,850        13.83
Exercised...........................    (314,305)       13.43
Cancelled...........................    (419,848)       20.72
                                     -----------
Outstanding as of December 31,
 1999...............................  16,717,242        16.23       4,132,562
                                     -----------
Granted.............................   7,092,350        32.77
Exercised........................... (1,517,928)        15.45
Cancelled...........................   (693,525)        27.72
                                     -----------
Outstanding as of December 31,
 2000...............................  21,598,139       $21.35       5,781,018
                                     ===========
(a) Represents options outside the
 Plan

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

The following table sets forth information regarding options outstanding at December 31, 2000:

                          Options Outstanding                                    Options Exercisable
------------------------------------------------------------------------ ------------------------------------
Outstanding                                             Weighted Average
 Number of   Range of Exercise     Weighted Average      Remaining Life    Options       Weighted Average
  Options     Price Per Share  Exercise Price Per Share     (Years)      Exercisable Exercise Price Per Share
-----------  ----------------- ------------------------ ---------------- ----------- ------------------------
 2,617,762     $2.05-$9.09              $ 5.47                5.53        2,160,246           $ 4.99
 2,798,132     10.00-10.00               10.00                7.01        1,085,050            10.00
 4,083,784     10.91-21.13               17.82                7.56        1,185,201            16.61
 2,577,231     21.38-23.75               22.89                8.10          748,731            23.23
 2,361,250     23.81-23.81               23.81                8.86          462,010            23.81
   424,480     24.31-30.38               26.75                8.93           64,780            25.74
 4,930,400     30.63-30.63               30.63                9.72           75,000            30.62
 1,785,600     30.69-46.38               37.87                9.48
    19,500     46.75-48.87               48.83                9.20
----------                                                                ---------
21,598,139     $2.05-$48.87             $21.35                8.13        5,781,018           $12.74
==========                                                                =========

ATC Teleports Stock Option Plan--During 1999, Verestar, Inc.'s (Verestar, formerly ATC Teleports, Inc.) Board of Directors approved the formation of the ATC Teleports Stock Option Plan (ATC Teleports Plan) which provides for the issuance of options to officers, employees, directors and consultants of the Company's wholly owned subsidiary Verestar. The ATC Teleports Plan limits the number of shares of common stock which may be granted to an aggregate of 1,000,000 shares. During 2000, Verestar, granted 809,400 options to purchase shares of Verestar common stock to officers, directors and employees. Such options were issued at one time with an exercise price of $7.75 per share. The exercise price per share was at fair market value based on an independent appraisal performed at the Company's request. The fair value of ATC Teleports Plan options granted during 2000 were $1.97 per share. Options granted vest based on the discretion of Verestar's Board of Directors and expire ten years from the date of grant. No options under the ATC Teleports Plan were exercised in 2000 and none were exercisable as of December 31, 2000.

Pro Forma Disclosure--As described in note 1, the Company uses APB. No. 25 to account for equity grants and awards to employees. Accordingly, there is no compensation cost related to option grants reflected in the accompanying consolidated financial statements. Had the Company used the fair value method, as prescribed in SFAS No. 123, to measure compensation for grants under all plans made in 2000, 1999 and 1998, the reported net loss and basic and diluted loss per common share would have been as follows (in thousands, except per share amounts):

                                                   2000       1999      1998
                                                 ---------  --------  --------
   Net loss..................................... $(245,814) $(87,221) $(62,439)
   Basic and diluted earnings per share......... $   (1.46) $  (0.58) $  (0.78)

The "fair value" of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the Company's options granted during 2000, 1999 and 1998 were $18.19, $13.14 and $15.50 per share, respectively. Key assumptions used to apply this pricing model are as follows:

                                                    2000     1999     1998
                                                   -------  -------  -------
   Approximate risk-free interest rate (both the
    Company and ATC Teleports plans)..............    5.95%     5.7%     5.5%
   Expected life of option grants (both the Com-
    pany and ATC Teleports plans)................. 5 years  5 years  5 years
   Expected volatility of underlying stock (the
    Company plan).................................    68.0%    72.0%   177.5%
   Expected volatility of underlying stock (ATC
    Teleports plans)..............................     N/A      N/A      N/A
   Expected dividends (both the Company and ATC
    Teleports plans)..............................     N/A      N/A      N/A

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Employee Stock Purchase Plan--During 2000, the Company established an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each offering period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period and may not purchase more than $25,000 worth of stock in a calendar year (based on market values at the beginning of each offering period). During 2000, employees purchased 33,794 shares at $25.61 per share. At December 31, 2000, 4,966,206 shares remain reserved for future issuance.

11. ACQUISITIONS

General--The acquisitions consummated during 2000, 1999 and 1998 have been accounted for under the purchase method of accounting. The aggregate purchase price has been allocated to the net assets acquired, (principally tangible and intangible assets), and the liabilities assumed based on estimated fair values at the date of acquisition. For certain acquisitions, the consolidated financial statements reflect preliminary allocations of purchase price, as appraisals of the net assets acquired have not been finalized. The Company does not expect any changes in depreciation and amortization resulting from the finalization of these appraisals to be material to its consolidated results of operations.

2000 Acquisitions--During the year ended December 31, 2000, the Company consummated more than 60 transactions involving the acquisition of various communications sites and related businesses and several satellite and fiber network access services businesses for a purchase price of approximately of $1.8 billion. This purchase price includes approximately $1.4 billion in cash, the issuance of approximately 4.5 million shares of Class A common stock and options valued at approximately $164.0 million, warrants to purchase approximately 3.0 million shares of Class A common stock valued at $63.5 million and the assumption of $59.2 million of debt. Total purchase price allocated to goodwill was approximately $426.8 million. The principal transactions were as follows:

AirTouch transaction--In August 1999, the Company agreed to lease on a long-term basis up to 2,100 towers located throughout the United States from AirTouch Communications, Inc. (now part of Verizon Wireless Inc.) (AirTouch). The Company's cumulative lease payments, based on 2,100 towers, aggregate $800.0 million in cash payable in part upon each closing and the issuance of five-year warrants to purchase 3.0 million shares of Class A common stock at $22.00 per share. At various closings in 2000, the Company leased 1,801 towers, paid AirTouch approximately $686.1 million in cash and issued warrants for approximately 3.0 million shares of its Class A common stock. It is expected that the Company will not close on approximately 150 of the towers included in the initial agreement. The remaining closings are expected to occur in the first and second quarters of 2001, as the initial term of the agreement was extended through April 2001. The Company has accounted for the AirTouch transaction as a purchase of assets.

AT&T transaction--In September 1999, the Company agreed to purchase up to 1,942 towers from AT&T. These towers are located throughout the United States and were constructed by AT&T for its microwave operations. The purchase price is $260.0 million in cash, subject to adjustment if all towers are not purchased. At various closings in 2000, the Company acquired 1,929 towers and paid AT&T $258.1 million. It is expected that the Company will close on any remaining towers in the first quarter of 2001.

Management has concluded that a portion of the towers acquired in the AT&T transaction will not be marketable for wireless colocation and has recorded those towers at net realizable value. Accordingly, the Company has committed to a plan to dispose of these towers, which it is currently in the process of implementing. In connection with this Plan, the Company has recorded a liability of $2.0 million related to the disposition of these towers. For the year ended December 31, 2000 approximately $0.8 million has been charged against this accrual.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

UNISite merger--In January 2000, the Company consummated its merger with UNISite, Inc. (UNISite). The purchase price was approximately $196.4 million, which included payment of $147.7 million in cash and the assumption of $48.7 million of debt. In February 2000, the Company repaid the debt assumed in connection with the UNISite transaction. Such repayment was at a premium of the outstanding principal balance. Accordingly, the Company recognized an extraordinary loss of $1.3 million (net of an income tax benefit of $0.9 million) from the extinguishment of this debt in the first quarter of 2000.

USEI merger--In June 2000, the Company consummated its merger with U.S. Electrodynamics, Inc. (USEI). The purchase price consisted of approximately
1.1 million shares of Class A common stock, $33.2 million in cash and vested options to purchase 0.4 million shares of Class A common stock. The acquisition involved around-the-clock teleport facilities in the Pacific Northwest, the Southwest and the Northeast, with a total of 52 antennae that access satellites covering the continental United States and Pacific Ocean region.

General Telecom acquisition--In June 2000, the Company consummated the stock purchase of General Telecom, Inc. (General Telecom). The purchase price consisted of approximately $28.8 million in cash. The Company's acquisition of General Telecom provides it with independent partition voice switching capabilities and network management services at three major voice communications gateways in New York, Miami and Los Angeles.

Publicom transaction--In October 2000, the Company consummated the purchase of Publicom Corporation (Publicom) and its affiliates. The aggregate purchase price was approximately $31.4 million, which included a payment of approximately $14.5 million in cash and the issuance of approximately 0.4 million shares of Class A common stock. Publicom and its affiliates distribute satellite and telecommunications equipment via strategic vendor relationships with established equipment providers. Publicom also provides wholesale Internet Service Provider (ISP) services.

InterPacket Networks merger--In December 2000, the Company consummated its merger with InterPacket Networks, Inc. (InterPacket). Total merger consideration was approximately $63.5 million and included approximately $21.4 million in cash and the issuance of approximately 1.1 million shares of Class A common stock. InterPacket is a leader in providing international ISPs low-cost Internet access via a global satellite overlay network. InterPacket's customer base includes companies primarily in Africa, the Middle East, Latin America and Asia.

1999 Acquisitions--During the year ended December 31, 1999, the Company consummated more than 60 transactions involving the acquisition of various communications sites, service providers and satellite and fiber network access services assets for an estimated purchase price of approximately $1.2 billion. This purchase price includes the issuance of approximately 20.7 million shares of Class A common stock valued at $430.8 million. The principal transactions were as follows:

OmniAmerica merger--In February 1999, the Company consummated its merger with Omni America Inc. (Omni). Omni owned or co-owned 223 towers in 24 states. Omni also offered nationwide turnkey tower construction and installation services and manufactured wireless infrastructure components. Total merger consideration was $462.0 million, consisting of the issuance of 16.8 million shares of Class A common stock and the assumption of $96.6 million of debt. The Company also assumed certain Omni employee stock options that were converted into options to purchase approximately 1.0 million shares of the Company's Class A common stock.

TeleCom merger--In February 1999, the Company consummated its merger with TeleCom Towers, LLC (TeleCom). TeleCom owned or co-owned approximately 271 towers and managed 121 revenue-generating sites in 27 states. The aggregate merger consideration was $194.6 million, consisting of the payment of $63.1 million in cash, the issuance of 3.9 million shares of Class A common stock and the assumption of $48.4 million in debt.

Triton PCS acquisition--In September 1999, the Company acquired 187 wireless communications towers from Triton PCS for $70.7 million in cash.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

ICG transaction--In December 1999, the Company acquired ICG Satellite Services and its subsidiary, Maritime Telecommunications Network, Inc., (collectively,
ICG), for $100.0 million in cash. The acquisition involved a major around-the-clock teleport facility in New Jersey and a global maritime telecommunications network headquartered in Miramar, Florida. ICG provides Internet, voice, data and compressed video satellite services to major cruise lines, the U.S. military, Internet-related companies and international telecommunications customers.

1998 Acquisitions--During the year ended December 31, 1998, the Company acquired various communications sites and a major site acquisition business for an aggregate purchase price of approximately $853.8 million, including the issuance of approximately 36.3 million shares of Class A common stock valued at approximately $382.6 million. The principal transactions were as follows:

Gearon merger--In January 1998, the Company acquired all of the outstanding stock of Gearon & Co. Inc. (Gearon), for an aggregate purchase price of approximately $80.0 million. Gearon was engaged in site acquisition, development and construction and facility management of wireless network communication facilities. The purchase price consisted of approximately $32.0 million in cash and the issuance of approximately 5.3 million shares of Class A common stock .

OPM merger--In January 1998, the Company acquired OPM-USA-INC. (OPM), a company that owned and developed communications towers, for approximately $70.0 million in cash.

ATC merger--On June 8, 1998, the Company consummated its merger with American Tower Corporation (ATC merger). The total purchase price was approximately $425.8 million. At the time of closing, the acquired company owned approximately 775 communications towers and managed approximately 125 communications towers. In conjunction with the ATC merger, the Company issued
28.8 million shares of Class A common stock valued at approximately
$287.8 million (excluding 1,252,364 shares of common stock reserved for options held by former employees of the acquired company valued at approximately $9.7 million) and assumed approximately $4.5 million of redeemable preferred stock (which was paid at closing) and $122.7 million of debt (of which approximately $118.3 million, including interest and associated fees, was paid at closing). Upon consummation of the ATC merger, the Company changed its name from American Tower Systems Corporation to American Tower Corporation.

Grid/Wauka/other transactions--In October 1998, the Company acquired approximately 300 towers and certain tower related assets in six transactions for an aggregate purchase price of approximately $100.2 million. These transactions included the acquisition of Wauka Communications, Inc. and the assets of Grid Site Services, Inc.

Unaudited Pro Forma Operating Results--The operating results of the 2000 and 1999 acquisitions have been included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred as of January 1, 1999, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on debt incurred to fund the acquisitions. This unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made as of January 1 of each of the periods presented or results which may occur in the future.

                                                            2000        1999
                                                         ----------  -----------
                                                         (In thousands, except
                                                            per share data-
                                                               unaudited)
   Operating revenues...................................   $860,672     $625,598
   Loss before extraordinary losses.....................   (239,241)   (206,158)
   Net loss.............................................   (243,579)   (207,530)
   Basic and diluted loss per common share..............      (1.42)      (1.32)

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and noncash investing and financing activities are as follows (in thousands):

                                                        2000    1999     1998
                                                      -------- -------  -------
Supplemental cash flow information:
  Cash paid during the period for interest (including
   amounts capitalized).............................. $140,251 $22,160  $23,011
  Cash paid during the period for income taxes
   (including amounts paid to CBS)...................    4,335   2,242  212,196
Noncash investing and financing activities:
  Issuance of common stock, warrants and assumption
   of options for acquisitions.......................  227,507 448,036  392,226
  Treasury stock transactions........................    2,812   1,528
  Conversion of convertible notes....................  136,399
  Capital leases.....................................   77,427   4,518
  Corporate tax restructuring........................                   150,150
  (Decrease) increase to CBS Corporation from
   estimated
   remaining tax liabilities.........................          (12,003)  66,736
  Property, equipment and other assets transferred
   from American Radio...............................                     6,489
  Accrual for final payment for OPM Merger...........                    21,914

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

13. BUSINESS SEGMENTS

The Company operates in three business segments: rental and management (RM), network development services (Services), and satellite and fiber network access services (formerly internet, voice, data and video transmission services)
(SFNA). The RM segment provides for the leasing and subleasing of antennae sites on multi-tenant towers and other properties for a diverse range of customers in the wireless communication and broadcast and other industries. The Services segment offers a broad range of services, including radio frequency engineering, network design, site acquisition, zoning and other regulatory approvals, construction, component part sales and antennae installation. The SFNA segment offers satellite and fiber network services to telecommunications companies, internet service providers, broadcasters and maritime customers.

The accounting policies applied in compiling segment information below are similar to those described in note 1. In evaluating financial performance, management focuses on Operating Profit (Loss), excluding depreciation and amortization, tower separation, development and corporate general and administrative expenses. This measure of Operating Profit (Loss) is also before interest expense, interest income and other, net, premium on note conversion, minority interest in net earnings of subsidiaries, income taxes and extraordinary losses. For reporting purposes the RM segment includes interest income-TV Azteca, net for the year ended December 31, 2000.

The Company's reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company's reportable segments as of and for the years ended December 2000, 1999 and 1998 is shown in the following table. The "Other" column below represents amounts excluded from specific segments, such as income taxes, extraordinary losses, corporate general and administrative expense, tower separation expense, development expense, depreciation and amortization, interest expense, interest income and other net, premium on note conversion and minority interest in net earnings of subsidiaries. In addition, the Other column also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts which have not been allocated to specific segments. All amounts shown are in thousands.

                               RM     Services   SFNA     Other      Total
                            --------- -------- -------- ---------  ----------
2000
Revenues................... $ 278,153 $311,921 $145,201            $  735,275
Operating profit (loss)....   151,592   37,152   35,136 $(418,508)   (194,628)
Assets..................... 3,861,060  723,262  640,913   435,444   5,660,679
Capital expenditures.......   491,343   19,402   25,560    12,686     548,991
Depreciation and
 amortization..............   211,432   41,018   27,074     3,836     283,360

1999
Revenues................... $ 135,303 $ 90,416  $32,362            $  258,081
Operating profit (loss)....    72,862   21,098    8,264 $(152,951)    (50,727)
Assets..................... 1,847,847  505,018  229,260   436,741   3,018,866
Capital expenditures.......   271,231    4,588   15,835     2,588     294,242
Depreciation and
 amortization..............    98,011   25,991    7,264     1,273     132,539

1998
Revenues................... $  60,505 $ 23,315 $ 19,724            $  103,544
Operating profit (loss)....    31,050    3,836    6,907 $ (88,635)    (46,842)
Assets..................... 1,031,426   91,444   64,359   315,114   1,502,343
Capital expenditures.......   118,926       61    3,405     4,063     126,455
Depreciation and
 amortization..............    39,568    7,038    4,887       571      52,064

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Summarized geographical information related to the Company's operating revenues and long-lived assets as of and for the year ended December 31 is as follows (in thousands):

                                                             2000       1999
                                                          ---------- ----------
Operating Revenues:
  United States.......................................... $  729,161 $  258,081
  Mexico.................................................      6,114
                                                          ---------- ----------
    Total operating revenues............................. $  735,275 $  258,081
                                                          ========== ==========
 Long-Lived Assets:
  United States.......................................... $4,685,754 $2,489,870
  Mexico.................................................    116,597      6,373
                                                          ---------- ----------
    Total long-lived assets.............................. $4,802,351 $2,496,243
                                                          ========== ==========

The Company did not maintain operations or long-lived assets internationally prior to 1999.

For the year ended December 31, 1999, one customer within the rental and management and services segments, accounted for approximately 17% of the Company's consolidated operating revenues. No single customer accounted for more than 10% of consolidated operating revenues for the years ended December 31, 2000 or 1998.

14. SUBSEQUENT EVENTS

The following is a description of significant transactions involving the Company subsequent to December 31, 2000:

Financing Transactions:

Equity offering--In January 2001, the Company completed a public offering of
10.0 million shares of its Class A common stock at $36.50 per share. The net proceeds of the offering (after deduction of offering expenses) were approximately $360.8 million. Proceeds from the offering will be used to finance the construction of towers, fund pending and future acquisitions and for general corporate purposes.

9 3/8% Senior Notes offering--In January 2001, the Company completed a private notes placement of $1.0 billion 9 3/8% Senior Notes (Senior Notes), issued at 100% of their face amount. The Senior Notes mature on February 1, 2009. Interest on the Senior Notes is payable semiannually on February 1 and August 1, commencing on August 1, 2001. The indenture governing the Senior Notes contains certain restrictive convenants including restrictions on the Company's ability to incur more debt, guarantee debt, pay dividends and make certain investments. Proceeds from the Senior Notes placement will be used to finance construction of towers, fund pending and future acquisitions and for general corporate purposes.

Mexican credit facility--In February 2001, the Company's Mexican subsidiary consummated a loan agreement that will provide for borrowings of $95.0 million (U.S. Dollars). If additional lenders are made party to the agreement, the size of the facility may increase to $140.0 million. The Company has committed to loan its Mexican subsidiary up to $45.0 million if additional lenders are not made party to the agreement. The Company's committment will be reduced on a dollar-for-dollar basis if additional lenders join the loan agreement. This facility requires the maintenance of various covenants and ratios and is guaranteed and collateralized by all of the assets of the Mexican subsidiary. Interest rates on the loan are determined at the Mexican subsidiary's option at either LIBOR plus margin or the Base Rate plus margin (as defined in the agreement). Amounts borrowed under the loan will be due in 2003.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Pending Transactions:

ALLTEL transaction--In December 2000, the Company entered into an agreement to acquire the rights from ALLTEL to up to 2,193 communications towers through a 15-year sublease agreement. Under the agreement, the Company will sublease these towers for consideration of up to $657.9 million in cash. ALLTEL also granted the Company the option to acquire the rights through sublease agreements, to approximately 200 additional towers to be selected by the Company on a site-by-site basis for cash consideration of up to $300,000 per tower. As the anchor tenant on the towers, ALLTEL will pay a site maintenance fee of $1,200 per tower per month, escalating at a rate equal to the lower of 5% per annum or the increase in the Consumer Price Index plus 4% per annum.

Under the agreement with ALLTEL, the Company will have the option to purchase the towers at the end of the 15-year sublease term. The purchase price per tower will be $27,500 plus interest accrued at 3% per annum. At ALLTEL's option, this price will be payable in cash or with 769 shares of the Company's Class A common stock in the case of approximately 1,900 of the towers. In the case of the approximately 300 other towers and any of the 200 additional towers that the Company subleases, the per tower purchase price at the end of the sublease term is subject to adjustment based on the cash consideration paid for the sublease and the Company's Class A common stock price on the date the Company agrees to the tower sublease terms. The Company expects the transaction to close incrementally beginning in the second quarter of 2001.

Other transactions--In addition to the above, the Company is party to various agreements relating to the acquisition of assets and businesses from third parties (including certain remaining portions of the AirTouch and AT&T transactions) for an estimated aggregate purchase price of approximately $211.0 million. The Company is also pursuing the acquisitions of other properties and businesses in new and existing locations, although there are no definitive material agreements with respect thereto.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

15. INFORMATION PRESENTED PURSUANT TO THE INDENTURE FOR THE 9 3/8% SENIOR NOTES (UNAUDITED)

The following table sets forth information that is presented solely to address certain reporting requirements contained in the indenture for our Senior Notes. This information presents certain financial data of the Company on a consolidated basis and on a restricted group basis, as defined in the indenture governing the Senior Notes. All of the Company's subsidiaries are part of the restricted group, except its wholly owned subsidiary Verestar.

                                          Consolidated       Restricted Group
                                       -------------------  -------------------
                                           Year Ended           Year Ended
                                          December 31,         December 31,
                                       -------------------  -------------------
                                         2000       1999     2000(1)   1999(1)
                                       ---------  --------  ---------  --------
                                                  (in thousands)
Statement of Operations Data:
Operating revenues...................  $ 735,275  $258,081  $ 590,074  $225,719
                                       ---------  --------  ---------  --------
Operating expenses:
  Operating expenses excluding
   depreciation and amortization,
   development and corporate general
   and administrative expenses.......    524,074   155,857    414,009   131,759
  Depreciation and amortization......    283,360   132,539    256,286   125,275
  Development expense................     14,517     1,607     14,433     1,406
  Corporate general and
   administrative expense............     14,958     9,136     14,958     9,136
                                       ---------  --------  ---------  --------
Total operating expenses.............    836,909   299,139    699,686   267,576
                                       ---------  --------  ---------  --------
Loss from operations.................   (101,634)  (41,058)  (109,612)  (41,857)
Interest expense.....................   (156,839)  (27,492)  (155,006)  (27,487)
Interest income and other, net.......     13,018    17,695     12,661    17,632
Interest income-TV Azteca, net of
 interest expense of $1,047 in 2000..     12,679     1,856     12,679     1,856
Premium on note conversion...........    (16,968)             (16,968)
Minority interest in net earnings of
 subsidiaries........................       (202)     (142)      (202)     (142)
                                       ---------  --------  ---------  --------
Loss before income taxes and
 extraordinary losses.                 $(249,946) $(49,141) $(256,448) $(49,998)
                                       =========  ========  =========  ========

                                                           December 31, 2000
                                                        -----------------------
                                                                     Restricted
                                                        Consolidated   Group
                                                        ------------ ----------
                                                            (in thousands)
Balance Sheet Data:
Cash and cash equivalents..............................  $  82,038   $  66,547
Property and equipment, net............................  2,296,670   2,013,270
Total assets...........................................  5,660,679   5,019,766
Long-term obligations, including current portion.......  2,468,223   2,355,911
Net debt(2)............................................  2,386,185   2,289,364
Total stockholders' equity.............................  2,877,030   2,877,030

--------
(1) Corporate overhead allocable to Verestar, Inc. and interest expense related to intercompany borrowings to Verestar, Inc. (unrestricted subsidiary) have not been excluded from results shown for the restricted group.
(2) Net debt represents long-term obligations, including current portion, less cash and cash equivalents.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2000 and 1999 is as follows:

                                           Three Months Ended
                            --------------------------------------------------
                            March 31,  June 30,  September 30, December 31,(1)
                            ---------  --------  ------------- ---------------
                                 (in thousands, except per share data)
2000:
Operating revenues......... $115,517   $167,047    $208,958       $243,753
Gross profit...............  (23,808)   (26,985)    (20,904)       (29,937)
Loss before extraordinary
 losses....................  (37,660)   (58,632)    (39,527)       (54,471)
Net loss...................  (41,998)   (58,632)    (39,527)       (54,471)
Basic and diluted loss per
 common share amounts:
  Loss before extraordinary
   losses..................   ($0.24)    ($0.36)     ($0.22)        ($0.30)
  Net loss.................   ($0.27)    ($0.36)     ($0.22)        ($0.30)

1999:
Operating revenues......... $ 42,408   $ 59,153    $ 67,539       $ 88,981
Gross profit ..............   (9,271)   (10,136)    (10,332)       (11,319)
Loss before extraordinary
 losses....................   (9,500)    (9,883)    (13,091)       (16,881)
Net loss...................   (9,500)    (9,883)    (13,091)       (18,253)
Basic and diluted loss per
 common share amounts:
  Loss before extraordinary
   losses..................   ($0.07)    ($0.06)     ($0.08)        ($0.11)
  Net loss.................   ($0.07)    ($0.06)     ($0.08)        ($0.12)

--------
(1) During the fourth quarter of 2000 the Company recorded a specific charge for a bad debt reserve of approximately $7.0 million.

                                    * * * *

                                 EXHIBIT INDEX

  Below are the exhibits which are included, either by being filed herewith or by incorporation by reference, as part of this Annual Report on Form 10-K Exhibits are identified according to the number assigned to them in Item 601 of Regulation S-K. Documents that are incorporated by reference are identified by their Exhibit number as set forth in the filing from which they are incorporated by reference. With respect to documents filed under Exhibit 2, copies of schedules and exhibits have not been filed herewith, but will be furnished supplementally to the Commission upon request. The filings of the Registrant from which various exhibits are incorporated by reference into this Annual Report are indicated by parenthetical numbering which correspondence to the following key:

   (1) Quarterly Report Form 10-Q (File No. 001-14195) filed on August 16,
       1999;

   (2) Registration Statement on Form S-3 (File No. 333-37988) filed on May 26, 2000;

   (3) Registration Statement on Form S-3 (File No. 333-89345) filed on October 20, 1999;

   (4) Current Report on Form 8-K (File No. 001-14195) filed on February 24,
       2000;

   (5) Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-50111) filed on May 8, 1998;

   (6) Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-52481) filed on June 30, 1998;

   (7) Registration Statement on Form S-4 (File No. 333-70683) filed on January 15, 1999;

   (8) Amendment No. 1 to Current Report on Form 8-K (File No. 001-14195) filed on March 18, 1999.

   (9) Annual Report on Form 10-K (File No. 001-14195) filed on March 19,
       1999;

  (10) Registration Statement on Form S-4 (File No. 333-46025) filed on February 10, 1998;

  (11) Current Report on Form 8-K (File No. 001-14195) filed on January 28,
       2000;

  (12) Annual Report on Form 10-K (File No. 001-14195) filed on March 29,
       2000;

  (13) Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 14, 1998;

  (14) Current Report on Form 8-K (File No. 001-14195) filed on September 17, 1999;

  (15) Registration Statement on Form S-4 (File No. 333-39030) filed on August 31, 2000; and

  (16) Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 13, 2000.

 Exhibit
   No.                 Description of Document                 Exhibit File No.
 -------               -----------------------                 -----------------
  2.1    Lease and Sublease by and among ALLTEL
         Communications, Inc. and the other entities named
         therein and American Towers, Inc. and American        Filed herewith as
         Towers Corporation, dated       , 2000.............   Exhibit 2.1

  2.2    Agreement to Sublease by and among ALLTEL
         Communications, Inc. the ALLTEL entities and
         American Towers, Inc. and American Towers             Filed herewith
         Corporation, dated December 19, 2000...............   as Exhibit 2.2

  2.3    Build to Suit Agreement by and among ALLTEL
         Communications, Inc. the ALLTEL entities named
         therein, American Towers, Inc. and American Towers    Filed herewith
         Corporation, dated December 19, 2000...............   as Exhibit 2.3

  3.1    Restated Certificate of Incorporation, as amended,
         of the Company as filed with the Secretary of State
         of the State of Delaware on June 4, 1999...........        3(i)(1)

  3.2    By-Laws, as amended as of March 15, 2001, of the      Filed herewith
         Company............................................   as Exhibit 3.2

 Exhibit                                                         Exhibit File
   No.                  Description of Document                       No.
 -------                -----------------------                 ---------------

  4.1    Indenture, by and between the Company and The Bank
         of New York as Trustee, for the 6.25% Convertibles
         Notes due 2009, dated as of October 4, 1999,
         including form of 6.25% Note........................       4.1(3)

  4.2    Indenture by and between the Company and The Bank of
         New York as Trustee, for the 2.25% Convertibles
         Notes due 2009, dated as of October 4, 1999,
         including the form of 2.25% Note....................       4.2(3)

  4.3    Form of 6.25% Note (included in Exhibit 4.1)........       4.1(3)

  4.4    Form of 2.25% Note (included in Exhibit 4.2)........       4.4(3)

  4.5    Registration Rights Agreement, by and between the
         Company and the Initial Purchasers named therein,
         dated as of October 4, 1999.........................       4.5(3)

  4.6    Indenture, by and between the Company and The Bank
         of New York as Trustee, for the 5.0% Convertibles
         Notes due 2010, dated as of February 15, 2000,
         including form of 5.0% Note.........................       4.1(4)

  4.7    Form of 5.0% Note (included in Exhibit 4.6).........       4.2(4)

  4.8    Registration Rights Agreement, by and between the
         Company and the Initial Purchasers named therein,
         dated as of February 15, 2000.......................       4.3(4)

  4.9    Indenture, by and between the Company and The Bank
         of New York as Trustee, for the 9 3/8% Senior Notes
         due 2009, dated January 31, 2001, including the form   Filed herewith
         of 9 3/8% Senior Note...............................   as Exhibit 4.9

  4.10   Registration Rights Agreement, by and between the
         Company and the Initial Purchasers named therein       Filed herewith
         dated January 31, 2001..............................   as Exhibit 4.10

 10.1    American Tower Systems Corporation 1997 Stock Option
         Plan, dated as of November 5, 1997, as amended and
         restated on April 27, 1998..........................      10.26(5)

 10.1A   Amendment to the Amended and Restated American Tower
         Corporation 1997 Stock Option Plan as Amended and
         Restated on April 27, 1998..........................       10.1A(12)*

 10.2    American Tower Systems Corporation Stock Purchase
         Agreement, dated as of January 8, 1998, by and among
         ATC and the Purchasers..............................       10.27(10)

 10.3    Employment Agreement, dated as of January 22, 1998,
         by and between ATC by and between ATI and J. Michael
         Gearon, Jr..........................................      10.28(10)**

 10.4    Letter of Agreement, dated as of April 13, 1998, by
         and between ATC and Douglas Wiest...................      10.22(7)**

 10.5    ARS-ATS Separation Agreement, dated as of June 4,
         1998 by and among American Radio Systems
         Corporation, ("ARS'), ATC and CBS Corporation.......      10.30(6)

 10.6    Securities Purchase Agreement, dated as of June 4,
         1998 by and among ATC, Credit Suisse First Boston
         Corporation and each of the Purchasers named
         therein.............................................      10.31(6)

 10.7    Registration Rights Agreement, dated June 4, 1998,
         by and among ATC, Credit Suisse First Boston
         Corporation and each of the Parties named therein...      10.32(6)

 10.8    Registration Rights Agreement, dated as of January
         22, 1998, by and among ATC and each of the Parties
         named therein.......................................      10.3(13)

 Exhibit                                                            Exhibit
   No.                 Description of Document                     File No.
 -------               -----------------------                 -----------------

 10.9    Stock Purchase Agreement, dated as of February 4,
         1999, by and among ATC and Credit Suisse First
         Boston Corporation.................................       10.13(9)

 10.10   Registration Rights Agreement, dated as of February
         4, 1999, by and among ATC and Credit Suisse First
         Boston Corporation.................................       10.14(9)

 10.11   Amended and Restated Registration Rights Agreement,
         dated as of February 25, 1999, by and among ATC and
         each of the Parties named therein..................       10.1(8)

 10.12   Agreement to Sublease, dated as of August 6, 1999,
         by and between AirTouch Communications, Inc., the
         other parties named therein as Sublessors, ATC and
         American Tower, L.P................................       10.1(1)

 10.13   Stock Purchase Agreement, dated as of August 11,
         1999, between ATC Teleports, Inc., ICG Holdings,
         Inc. and ICG Satellite Services....................       10.2(1)

 10.14   Purchase and Sale Agreement, dated as of September
         10, 1999, by and among ATC and AT&T Corp., a New
         York corporation...................................       10.1 (14)

 10.15   Amended and Restated Loan Agreement, dated as of
         January 6, 2000, among American Tower, L.P.,
         American Towers, Inc. and ATC Teleports, Inc., as
         Borrowers and Toronto Dominion (Texas) Inc., as
         Administrative Agent, and the banks party thereto..       10.1 (11)

 10.16   First Amendment and Waiver Agreement, dated as of
         February 9, 2000, by and among American Towers,
         L.P., American Towers, Inc., and ATC Teleports,
         Inc., as Borrowers and Toronto Dominion (Texas)
         Inc., as Administrative Agent, and the banks party
         thereto............................................       10.1(16)

 10.17   Second Amendment to Amended and Restated Loan
         Agreement, dated as of May 11, 2000, by and among
         American Towers, L.P., American Towers, Inc., and
         ATC Teleports, Inc., as Borrowers and Toronto
         Dominion (Texas) Inc., as Administrative Agent, and
         the banks party thereto............................       10.2(16)

 10.18   Waiver and Third Amendment to Amended and Restated
         Loan Agreement, dated as of October 13, 2000, by
         and among American Towers, L.P., American Towers,
         Inc., and ATC Teleports, Inc., as Borrowers and
         Toronto Dominion (Texas) Inc., as Administrative
         Agent, and the banks party thereto.................       10.3(16)

 10.19   ATC Teleports Corporation 1999 Stock Option Plan...       10.16(12)*

 10.20   American Tower Corporation 2000 Employee Stock
         Purchase Plan......................................       10.18(12)*

 10.21   Purchase Agreement, dated as of January 24, 2001,
         by and among the Company and the Purchasers named     Filed herewith as
         therein with respect to the 93/8% Senior Notes.....   Exhibit 10.21

 12      Statement Regarding Computation of Ratios of          Filed herewith as
         Earnings to Fixed Charges..........................   Exhibit 12

 21      Subsidiaries of ATC................................   Filed herewith as
                                                               Exhibit 21

 23      Independent Auditors' Consent--Deloitte & Touche      Filed herewith as
         LLP................................................   Exhibit 23

--------
  * Compensatory Plan
** Management Contract