Form 10-Q
period 2001-03-31
AMERICAN TOWER CORP /MA/
filed 2001-05-15
CIK 1053507

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-Q

                               ----------------

(Mark One):

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934. For the quarterly period ended March 31, 2001.

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

                                                                     Outstanding
                                                                         at
Class of Common Stock                                                May 1, 2001
---------------------                                                -----------
Class A Common Stock................................................ 180,359,306
Class B Common Stock................................................   8,073,635
Class C Common Stock................................................   2,267,813
                                                                     -----------
  Total............................................................. 190,700,754
                                                                     ===========

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           AMERICAN TOWER CORPORATION

                                     INDEX

                                                                                 Page No.
                                                                                 --------
                     PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets March 31, 2001 and December
         31, 2000..............................................................      1
        Condensed Consolidated Statements of Operations Three Months Ended
         March 31, 2001 and 2000...............................................      2
        Condensed Consolidated Statements of Cash Flows Three Months Ended
         March 31, 2001 and 2000...............................................      3
        Notes to Condensed Consolidated Financial Statements...................      4

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.........................................................      9

Item 3. Quantitative and Qualitative Disclosures about Market Risk.............     21

                      PART II. OTHER INFORMATION

Item 1. Legal Proceedings......................................................     23

Item 5. Other Information......................................................     23

Item 6. Exhibits and Reports on Form 8-K.......................................     24

Signatures.....................................................................     26

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS--(Unaudited)
                       (In Thousands, Except Share Data)

                                                        March 31,   December 31,
                                                           2001         2000
                                                        ----------  ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................  $  991,936   $   82,038
 Restricted cash......................................     128,971       46,036
 Short-term investments...............................     122,337
 Accounts receivable, net of allowance for doubtful
  accounts of $23,321 and $19,809, respectively.......     206,454      194,011
 Prepaid and other current assets.....................      64,315       42,377
 Inventories..........................................      52,515       47,872
 Cost and earnings in excess of billings on
  uncompleted contracts and unbilled receivables......      61,504       43,652
 Deferred income taxes................................      15,166       15,166
                                                        ----------   ----------
 Total current assets.................................   1,643,198      471,152
                                                        ----------   ----------
Property and equipment, net...........................   2,431,049    2,296,670
Goodwill and other intangible assets, net.............   2,562,367    2,505,681
Notes receivable......................................     118,547      123,945
Deposits and other long-term assets...................      83,601       73,298
Investments...........................................      66,954       49,538
Deferred income taxes.................................     171,098      140,395
                                                        ----------   ----------
  Total...............................................  $7,076,814   $5,660,679
                                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term obligations.............  $    8,358   $   11,178
 Accounts payable and accrued expenses................     160,900      161,337
 Accrued tower construction costs.....................      40,169       45,315
 Accrued interest.....................................      45,545       31,708
 Billings in excess of costs on uncompleted contracts
  and unearned revenue................................      53,690       48,248
                                                        ----------   ----------
 Total current liabilities............................     308,662      297,786
                                                        ----------   ----------
Long-term obligations.................................   3,554,347    2,457,045
Other long-term liabilities...........................      39,268       12,472
                                                        ----------   ----------
 Total liabilities....................................   3,902,277    2,767,303
                                                        ----------   ----------
Minority interest in subsidiaries.....................      16,677       16,346
                                                        ----------   ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred Stock; $0.01 par value; 20,000,000 shares
  authorized; no shares issued or outstanding.........
 Class A Common Stock; $0.01 par value; 500,000,000
  shares authorized; 180,473,428 and 170,180,549
  shares issued, 180,328,831 and 170,035,952 shares
  outstanding, respectively...........................       1,805        1,701
 Class B Common Stock; $0.01 par value; 50,000,000
  shares authorized; 8,073,635 and 8,095,005 shares
  issued and outstanding, respectively................          81           81
 Class C Common Stock; $0.01 par value; 10,000,000
  shares authorized; 2,267,813 shares issued and
  outstanding.........................................          23           23
 Additional paid-in capital...........................   3,542,854    3,174,622
 Accumulated other comprehensive loss.................     (15,999)
 Accumulated deficit..................................    (366,564)    (295,057)
 Less: Treasury stock (144,597 shares at cost)........     (4,340)       (4,340)
                                                        ----------   ----------
 Total stockholders' equity...........................   3,157,860    2,877,030
                                                        ----------   ----------
  Total...............................................  $7,076,814   $5,660,679
                                                        ==========   ==========

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS--Unaudited
                     (In Thousands, Except Per Share Data)

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
REVENUES:
  Rental and management.................................... $ 91,211  $ 53,707
  Network development services.............................  106,514    38,152
  Satellite and fiber network access services..............   64,743    23,658
                                                            --------  --------
      Total operating revenues.............................  262,468   115,517
                                                            --------  --------
OPERATING EXPENSES:
  Operating expenses excluding depreciation and
     amortization, development and corporate general and
     administrative expenses:
    Rental and management..................................   45,590    28,492
    Network development services...........................   96,498    32,200
    Satellite and fiber network access services............   56,313    19,016
  Depreciation and amortization............................   94,999    55,198
  Development expense......................................    2,745       988
  Corporate general and administrative expense.............    5,127     3,431
                                                            --------  --------
      Total operating expenses.............................  301,272   139,325
                                                            --------  --------
LOSS FROM OPERATIONS.......................................  (38,804)  (23,808)
                                                            --------  --------
OTHER INCOME (EXPENSE):
  Interest expense.........................................  (66,679)  (32,150)
  Interest income and other, net...........................    8,407     2,586
  Interest income, TV Azteca, net of interest expense of
   $292 and $160, respectively.............................    3,538     2,308
  Minority interest in net earnings of subsidiaries........      (58)      (36)
                                                            --------  --------
TOTAL OTHER EXPENSE........................................  (54,792)  (27,292)
                                                            --------  --------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY LOSSES..........  (93,596)  (51,100)
INCOME TAX BENEFIT.........................................   22,089    13,440
                                                            --------  --------
LOSS BEFORE EXTRAORDINARY LOSSES...........................  (71,507)  (37,660)
EXTRAORDINARY LOSSES ON EXTINGUISHMENT OF DEBT, NET OF
 INCOME TAX BENEFIT OF $2,892..............................             (4,338)
                                                            --------  --------
NET LOSS................................................... $(71,507) $(41,998)
                                                            ========  ========
BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS
  Loss before extraordinary losses......................... $  (0.38) $  (0.24)
  Extraordinary losses.....................................              (0.03)
                                                            --------  --------
NET LOSS................................................... $  (0.38) $  (0.27)
                                                            ========  ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.................  187,179   156,515
                                                            ========  ========

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--Unaudited
                                 (In Thousands)

                                                          Three Months Ended
                                                              March 31,
                                                         ---------------------
                                                           2001        2000
                                                         ---------  ----------
CASH FLOWS USED FOR OPERATING ACTIVITIES
  Net loss.............................................. $ (71,507) $  (41,998)
  Non-cash items reflected in statement of operations...    81,613      49,701
  Increase in current assets............................   (53,669)    (17,512)
  Increase (decrease) in current liabilities............     6,056      (2,620)
                                                         ---------  ----------
Cash used for operating activities......................   (37,507)    (12,429)
                                                         ---------  ----------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Payments for purchase of property and equipment and
   construction activities..............................  (143,558)   (102,757)
  Payments for acquisitions, net of cash acquired.......  (100,004)   (737,909)
  Short-term investments................................  (122,337)
  Deposits and other....................................   (23,442)    (59,576)
                                                         ---------  ----------
Cash used for investing activities......................  (389,341)   (900,242)
                                                         ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities....................   165,000   1,050,000
  Proceeds from senior notes offering................... 1,000,000
  Proceeds from convertible notes offering..............               450,000
  Repayment of notes payable and credit facilities......   (74,839)   (435,526)
  Net proceeds from equity offerings and stock options..   363,309       6,895
  Restricted cash.......................................   (82,935)
  Deferred financing costs and other....................   (33,789)    (43,177)
                                                         ---------  ----------
Cash provided by financing activities................... 1,336,746   1,028,192
                                                         ---------  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS...............   909,898     115,521
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........    82,038      25,212
                                                         ---------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD................ $ 991,936  $  140,733
                                                         =========  ==========

CASH PAID FOR INCOME TAXES.............................. $     212  $      873
                                                         =========  ==========
CASH PAID FOR INTEREST.................................. $  56,635  $   11,315
                                                         =========  ==========

NON-CASH TRANSACTIONS:
  Issuance of common stock, warrants and assumption of
   options for acquisitions............................. $   1,239  $   66,544
  Issuance of common stock for equity investment........     3,788
  Change in fair value of cash flow hedges (net of
   tax).................................................    15,999
  Capital leases........................................     2,296       1,456


           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited

1. Basis of Presentation and Accounting Policies

  The accompanying condensed consolidated financial statements have been prepared by American Tower Corporation (the Company or American Tower) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's 2000 Annual Report on Form 10-K.

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

  Loss Per Common Share--Basic and diluted loss per common share has been computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by adjusting the weighted average number of common shares for dilutive potential common shares outstanding during the period, if any. In computing diluted per share amounts, the Company uses the treasury stock method, whereby unexercised options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Shares issuable upon exercise of options, warrants and other dilutive securities have been excluded from the computation of diluted loss per common share as the effect is anti-dilutive. Had options, warrants and other dilutive securities been included in the computation, weighted average shares for the diluted computation would have increased by approximately 35.6 million and
40.9 million for the three month periods ended March 31, 2001 and 2000, respectively.

  Short-Term Investments--Amounts included in short-term investments include commercial paper, certificates of deposit and marketable debt securities with maturity dates in excess of three-months from the date of purchase. Commercial paper, certificates of deposit and marketable debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at cost.

  Recent Accounting Pronouncement--On January 1, 2001, the Company adopted the provisions of SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments. Specifically, it requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair market value of a derivative (that is unrealized gains or losses) is recorded as a component of an entity's net income or other comprehensive income, depending upon designation (as defined in the statement). Such adoption resulted in a charge to other comprehensive income of $7.9 million, net of tax, from the cumulative effect of adopting this standard.

  The Company is exposed to interest rate risk relating to variable interest rates on its credit facilities. As part of its overall strategy to manage the level of exposure to the risk of interest rate fluctuations, the Company uses interest rate swaps, caps and collars, which qualify and are designated as cash flow hedges. The Company also uses swaptions to manage interest rate risk, which have not been designated as cash flow hedges.

  During the quarter ended March 31, 2001, the Company recorded an unrealized loss of approximately $8.1 million (net of a tax benefit of approximately $4.4 million) in other comprehensive loss for the change in fair value of cash flows hedges. Hedge ineffectiveness resulted in a gain of approximately $0.5 million for the quarter ended March 31, 2001 and was recorded in "interest income and other, net." The Company records the changes in fair value of its derivative instruments that are not accounted for as hedges in "interest income and other, net." At March 31, 2001 the fair value of the Company's derivative instruments represented a liability of

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES approximately $25.0 million and is included in "other long-term liabilities". The Company estimates that $1.0 million of net derivative losses included in other comprehensive loss will be reclassified into the statement of operations within the next twelve months.

  Reclassifications--Certain reclassifications have been made to the 2000 condensed consolidated financial statements to conform to the 2001 presentation.

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

3. Inventories

  Inventories, which consist primarily of finished goods and raw material component parts, are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) basis. The components of inventories are as follows (in thousands):

                                                March 31, 2001 December 31, 2000
                                                -------------- -----------------
Raw materials..................................    $19,075          $25,947
Work in process................................     31,409           20,887
Finished goods.................................      2,031            1,038
                                                   -------          -------
  Total........................................    $52,515          $47,872
                                                   =======          =======

4. Acquisitions

  General--The acquisitions consummated during the first quarter of 2001 have been accounted for by the purchase method of accounting. The purchase prices have been allocated to the net assets acquired, principally intangible and tangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill and other intangible assets. For certain acquisitions, the condensed consolidated financial statements reflect the preliminary allocation of purchase prices, as the appraisals of assets acquired have not been finalized. The Company does not expect any changes in depreciation and amortization, as a result of such appraisals, to be material to the Company's consolidated results of operations.

  During the first quarter of 2001, the Company acquired various communication sites and related businesses and satellite and fiber network access service businesses for an aggregate preliminary purchase price of approximately $101.9 million. The total purchase price includes the payment of $100.7 million in cash and the issuance of 43,899 shares of Class A common stock valued at approximately $1.2 million.

  The following unaudited pro forma summary for the three months ended March 31, 2001 and 2000 presents the condensed consolidated results of operations as if all of the 2001 acquisitions referred to above had occurred as of January 1, 2000 after giving effect to certain adjustments, including depreciation and amortization and interest expense on any debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2000 or of results which may occur in the future.

                                Three Months Three Months
                                   Ended        Ended
                                 March 31,    March 31,
                                    2001         2000
                                ------------ ------------
                                  In thousands, except
                                     per share data:
      Revenues................    $262,612     $116,092
      Net loss before extraor-
       dinary losses..........    $(72,354)    $(39,879)
      Net loss................    $(72,354)    $(44,217)
      Basic and diluted loss
       per common share before
       extraordinary losses...    $  (0.39)    $  (0.25)
      Basic and diluted loss
       per common share.......    $  (0.39)    $  (0.28)

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

 In connection with the AT&T and InterPacket Networks transactions the Company has recorded liabilities related primarily to assumed contractual obligations of the acquirees that provide no economic benefit to the Company of approximately $7.6 million as of March 31, 2001. During the three months ended March 31, 2001, the Company recorded charges against these liabilities of approximately $0.7 million. At March 31, 2001, approximately $0.6 million of the remaining liability relates to the AT&T transaction and is expected to be fully utilized in the second quarter 2001.

  ALLTEL transaction--In December 2000, the Company entered into an agreement to acquire the rights from ALLTEL to up to 2,193 communications towers through a 15-year sublease agreement. Under the agreement, the Company will sublease these towers for consideration of up to $657.9 million in cash. ALLTEL also granted the Company the option to acquire the rights through sublease agreements to approximately 200 additional towers to be selected by the Company on a site-by-site basis for cash consideration of up to $300,000 per tower. In the second quarter of 2001, the Company leased 597 towers and paid ALLTEL $179.1 million in cash. The remaining closings are expected to occur during the balance of 2001.

  Since April 1, 2001 (excluding the ALLTEL transaction discussed above), the Company has consummated several acquisitions for an aggregate preliminary purchase price of $42.1 million. In addition, the Company is also party to various agreements, including the remaining portions of the ALLTEL transaction, relating to the acquisition of assets and businesses from third parties for an estimated aggregate cost of approximately $637.0 million. Such transactions are subject to the satisfaction of customary closing conditions, which are expected to be met during the balance of 2001.

  The Company is also pursuing the acquisition of other properties and businesses in new and existing locations, although no definitive material agreements have been agreed to with respect to any such acquisitions.

5. Business Segments

  The Company operates in three business segments; rental and management (RM), network development services (Services), and satellite and fiber network access services (SFNA). The RM segment provides for leasing and subleasing of antennae sites on multi-tenant towers and other properties for a diverse range of customers primarily in the wireless communications and broadcast industries. The Services segment offers a broad range of network development services, including radio frequency engineering, network design, site acquisition, construction, zoning and other regulatory approvals, component part sales and antennae installation. The SFNA segment offers satellite and fiber network services to telecommunications companies, internet service providers, broadcasters and maritime customers.

  The accounting policies applied in compiling segment information below are similar to those described in the Company's 2000 Annual Report on Form 10-K. In evaluating financial performance, management focuses on operating profit
(loss), excluding depreciation and amortization, development and corporate general and administrative expenses. This measure of operating profit (loss) is also before interest income and other, net, interest expense, minority interest in net earnings of subsidiaries, income taxes and extraordinary losses. Beginning in the fourth quarter of 2000, for segment reporting purposes the RM segment includes interest income TV Azteca, net. Accordingly, reclassifications have been made to the 2000 segment information to conform to the 2001 presentation.

  The Company's reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. All reported segment revenues are generated from external customers.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

  Summarized financial information concerning the Company's reportable segments as of and for the three months ended March 31, 2001 and 2000, is shown in the following table. The "Other" column below represents amounts excluded from specific segments such as income taxes, extraordinary losses, corporate general and administrative expense, development expense, depreciation and amortization and interest. In addition, "Other" also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts which have not been allocated to specific segments (in thousands).

                                 RM     Services   SFNA     Other      Total
                             ---------- -------- -------- ---------  ----------
2001
 Revenues................... $   91,211 $106,514 $ 64,743            $  262,468
 Operating profit (loss) ...     49,159   10,016    8,430 $(139,112)    (71,507)
 Assets.....................  4,057,416  741,685  649,110 1,628,603   7,076,814
2000
 Revenues................... $   53,707 $ 38,152 $ 23,658            $  115,517
 Operating profit (loss)....     27,523    5,952    4,642 $ (80,115)    (41,998)
 Assets.....................  2,763,657  594,688  233,004   663,791   4,255,140

6. Financing Transactions

Equity offering--In January 2001, the Company completed a public offering of
10.0 million shares of its Class A common stock at $36.50 per share. The net proceeds of the offering (after deduction of offering expenses) were approximately $360.8 million. Proceeds from the offering have and will be used to finance the construction of towers, fund pending and future acquisitions and for general corporate purposes.

9 3/8% Senior Notes offering--In January 2001, the Company completed a private notes placement of $1.0 billion 9 3/8% Senior Notes (Senior Notes), issued at 100% of their face amount. The Senior Notes mature on February 1, 2009. Interest on the Senior Notes is payable semiannually on February 1 and August 1, commencing on August 1, 2001. The indenture governing the Senior Notes contains certain restrictive convenants including restrictions on the Company's ability to incur more debt, guarantee debt, pay dividends and make certain investments. Proceeds from the Senior Notes placement have and will be used to finance construction of towers, fund pending and future acquisitions and for general corporate purposes. The amount outstanding under the Senior Notes was $1.0 billion as of March 31, 2001. Such outstanding amount is included in long-term obligations in the accompanying March 31, 2001 condensed consolidated balance sheet.

Mexican credit facility--In February 2001, the Company's Mexican subsidiary consummated a loan agreement that provides for borrowings of $95.0 million (U.S. Dollars). If additional lenders are made party to the agreement, the size of the facility may increase to $140.0 million. The Company has committed to loan its Mexican subsidiary up to $45.0 million if additional lenders are not made party to the agreement. The Company's committment will be reduced on a dollar-for-dollar basis if additional lenders join the loan agreement. This facility requires the maintenance of various covenants and ratios and is guaranteed and collateralized by all of the assets of the Mexican subsidiary. Interest rates on the loan are determined at the Mexican subsidiary's option at either LIBOR plus margin or the Base Rate plus margin (as defined in the agreement). The amount borrowed under the loan will be due in 2003. The amount outstanding under the Mexican credit facility was approximately $95.0 million as of March 31, 2001. Such outstanding amount is included in long-term obligations in the accompanying March 31, 2001 condensed consolidated balance sheet.

7. Information Presented Pursuant to the Indenture for the Senior Notes

  The following table sets forth information that is presented solely to address certain reporting requirements contained in the indenture for our Senior Notes. This information presents certain financial data of the Company on a consolidated basis and on a restricted group basis, as defined in the indenture governing the senior notes. All

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES of the Company's subsidiaries are part of the restricted group, except its wholly owned subsidiary, Verestar and its subsidiaries, whose operations constitute all of our satellite and fiber network access services business segment.

                                                          Three Months Ended
                                                            March 31, 2001
                                                        -----------------------
                                                                     Restricted
                                                        Consolidated Group (1)
                                                        ------------ ----------
                                                            (in thousands)
Statement of Operations Data:
Operating revenues....................................   $  262,468  $  197,725
                                                         ----------  ----------
Operating expenses:
Operating expenses excluding depreciation and
 amortization, development and corporate general and
 administrative expenses..............................      198,401     142,088
Depreciation and amortization.........................       94,999      80,845
Development expense...................................        2,745       2,456
Corporate general and administrative expense..........        5,127       5,127
                                                         ----------  ----------
  Total operating expenses............................      301,272     230,516
                                                         ----------  ----------
Loss from operations..................................      (38,804)    (32,791)
Interest expense......................................      (66,679)    (64,081)
Interest income and other, net........................        8,407       8,423
Interest income, TV Azteca, net of interest expense of
 $292.................................................        3,538       3,538
Minority interest in net earning of subsidiaries......          (58)        (58)
                                                         ----------  ----------
Loss before income taxes and extraordinary losses.....   $  (93,596) $  (84,969)
                                                         ==========  ==========
                                                            March 31, 2001
                                                        -----------------------
                                                                     Restricted
                                                        Consolidated   Group
                                                        ------------ ----------
                                                            (in thousands)
Balance Sheet Data:
Cash and cash equivalents.............................   $  991,936  $  981,528
Restricted cash.......................................      128,971     128,971
Property and equipment, net...........................    2,431,049   2,144,021
Total assets..........................................    7,076,814   6,427,704
Long-term obligations, including current portion......    3,562,705   3,454,214
Net debt(2)...........................................    2,441,798   2,343,715
Total stockholders' equity............................    3,157,860   3,157,860

--------
(1) Corporate overhead allocable to Verestar and interest expense related to intercompany borrowings by Verestar (unrestricted subsidiary) have not been excluded from results shown for the restricted group.
(2) Net debt represents long-term obligations, including current portion, less cash and cash equivalents and restricted cash.

8. Comprehensive Loss

  Other comprehensive loss consists of changes in the fair market value of derivatives and the impact of the Company's adoption of SFAS No. 133 discussed in note 1. The components of the Company's comprehensive loss are as follows (in thousands):

                                          Three Months Ended Three Months Ended
                                            March 31, 2001     March 31, 2000
                                          ------------------ ------------------
Net loss.................................      $(71,507)          $(41,998)
Unrealized losses on derivatives
 accounted for as hedges, net of tax ....        (8,147)
                                               --------           --------
Comprehensive loss before cumulative
 effect adjustment.......................       (79,654)           (41,998)
Cumulative effect adjustment recorded
 upon the adoption of SFAS No. 133 (net
 of an income tax benefit of $4,227).....        (7,852)
                                               --------           --------
Comprehensive loss.......................      $(87,506)          $(41,998)
                                               ========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Quarterly Report on Form 10-Q contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as "project," "believe," "anticipate," "expect," "estimate," "intend," "should," "would," "could" or "may," or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. We refer you to the caption entitled "Factors that May Affect Future Results" below for important factors that could cause actual results to differ materially from those indicated by our forward-looking statements made herein. Forward-looking statements represent management's current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

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

  . Satellite and fiber network access services. Our Verestar subsidiary is a leading provider of integrated satellite and fiber network access services based upon the number of teleport antennae and facilities. We provide these services to telecommunications companies, Internet service providers, broadcasters and maritime customers, both domestic and international.

Results of Operations

  As of March 31, 2001, the Company owned and/or operated approximately 11,400 communications sites, as compared to approximately 8,900 communications sites as of March 31, 2000. The acquisitions consummated in 2001 and 2000 have significantly affected operations for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. See the notes to the condensed consolidated financial statements and the Company's Annual Report on Form 10-K for a description of the acquisitions consummated in 2001 and 2000.

Three Months Ended March 31, 2001 and 2000 (dollars in thousands)--Unaudited

                                     Three Months Ended
                                          March 31,        Amount of  Percentage
                                     --------------------   Increase   Increase
                                       2001       2000     (Decrease) (Decrease)
                                     ---------  ---------  ---------- ----------
Revenues:
Rental and management..............  $  91,211  $  53,707   $37,504       70%
Network development services.......    106,514     38,152    68,362      180
Satellite and fiber network access
 services..........................     64,743     23,658    41,085      174
                                     ---------  ---------   -------
Total revenues.....................    262,468    115,517   146,951      128
                                     ---------  ---------   -------
Operating Expenses:
Rental and management..............     45,590     28,492    17,098       60
Network development services.......     96,498     32,200    64,298      200
Satellite and fiber network access
 services..........................     56,313     19,016    37,297      197
                                     ---------  ---------   -------
Total operating expenses excluding
 depreciation and amortization,
 development and corporate general
 and administrative expenses.......    198,401     79,708   118,693      149
                                     ---------  ---------   -------
Depreciation and amortization......     94,999     55,198    39,801       72
Development expense................      2,745        988     1,757      178
Corporate general and administra-
 tive expense......................      5,127      3,431     1,696       49
Interest expense...................     66,679     32,l50    34,529      107
Interest income and other, net.....      8,407      2,586     5,821      225
Interest income, TV Azteca, net of
 $292 and $160 of interest expense,
 respectively .....................      3,538      2,308     1,230       53
Minority interest in net earnings
 of subsidiaries...................         58         36        22       61
Income tax benefit.................     22,089     13,440     8,649       64
Extraordinary losses...............                 4,338       N/A      N/A
                                     ---------  ---------   -------
Net loss...........................  $ (71,507) $ (41,998)  $29,509       70%
                                     =========  =========   =======

 Rental and Management Revenue

  Rental and management revenue for the three months ended March 31, 2001 was $91.2 million, an increase of $37.5 million from the three months ended March 31, 2000. The increase resulted primarily from two factors: the acquisition and construction of additional towers from April 1, 2000 to March 31, 2001 and increased leasing activity on new and existing towers. From April 1, 2000 to March 31, 2001, we continued to implement our growth strategy by aggressively acquiring and building new towers. During that period we acquired more than 1,500 towers and constructed more than 1,700 towers. This acquisition and construction activity has increased the scope, depth and strength of our national and international tower footprint, providing us with a much larger base of towers generating revenue for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

  In the long term, we believe that our leasing revenues are likely to grow at a more rapid rate than revenues from other segments of our business because of increasing utilization of existing tower capacity, recent and pending acquisitions and build-to-suit and other construction activities.

 Network Development Services Revenue

  Network development services revenue for the three months ended March 31, 2001 was $106.5 million, an increase of $68.4 million from the three months ended March 31, 2000. The significant growth in revenues during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 resulted primarily from strategic acquisitions and increased demand and volume for our installation and other turn-key services.

  During 2000, we acquired several companies that expanded our in-house service capabilities to include: radio frequency engineering and design, steel fabrication, broadcast tower erection and manufacturing and sale of tower lighting systems. These acquisitions have provided significant increases in revenues for the three months ended March 31, 2001. In addition to acquisitions, increased demand for other core turn-key services, such as installation of customer equipment, also provided a significant increase in revenue in 2001.

 Satellite and Fiber Network Access Services Revenue

  Satellite and fiber network access services revenue for the three months ended March 31, 2001 was $64.7 million, an increase of $41.1 million from the three months ended March 31, 2000. The majority of the increase resulted from the consummation of several key acquisitions that occurred in 2001 and 2000 including: General Telecom, U.S. Electrodynamics, Publicom, Interpacket Networks and Swisscom. These acquisitions significantly increased our service capabilities, revenue base, and geographical scope of customers, leading to significant incremental revenues in 2001. We also experienced an increase in demand in the internet and data requirements of our internet service provider customers in 2001.

 Rental and Management Expense

  Rental and management expense for the three months ended March 31, 2001 was $45.6 million, an increase of $17.1 million from the three months ended March 31, 2000. A significant portion of the increase resulted from incremental operating expenses incurred in the three months ended March 31, 2001 for towers that were acquired or constructed from April 1, 2000 to March 31, 2001 as discussed above. The remaining component of the increase reflected an increase in operating expenses for towers acquired or constructed in the first quarter of 2000 and an increase in operating expenses for towers that existed as of March 31, 2000.

 Network Development Services Expense

  Network development services expense for the three months ended March 31, 2001 was $96.5 million, an increase of $64.3 million from the three months ended March 31, 2000. The significant increase in expense is primarily due to the consummation of strategic acquisitions as discussed above, overall increases in the amount of services provided to customers and increases in the overhead costs necessary to support both internal construction and external sales.

  The decline in margins of the network development services segment is primarily attributable to the acquisition of a lower margin business, increased price competition for components and other core turn-key services and, as discussed above, greater overhead costs.

 Satellite and Fiber Network Access Services Expense

  Satellite and fiber network access services expense for the three months ended March 31, 2001 was $56.3 million, an increase of $37.3 million from the three months ended March 30, 2000. The primary reason for the increase was the strategic acquisitions discussed above. Other components of the increase are the building of infrastructure to help manage the growth of this segment and overall increases in volume.

  The decrease in margins is attributable to the acquisition of lower margin businesses in 2001 and 2000 coupled with additional expenses related to build infrastructure as discussed above.

 Depreciation and Amortization

  Depreciation and amortization for the three months ended March 31, 2001 was $94.9 million, an increase of $39.8 million from the three months ended March 31, 2000. A component of the increase is attributable to an increase in depreciation expense of $19.0 million. This is primarily a result of the Company's purchase and acquisition of approximately $913.0 million of property and equipment from April 1, 2000 to March 31, 2001. The other component of the increase is the increased amortization of $20.8 million, resulting from our recording and amortizing approximately $806.0 million of goodwill and other intangible assets related to acquisitions consummated from April 1, 2000 to March 31, 2001.

 Development Expense

  Development expense for the three months ended March 31, 2001 was $2.7 million, an increase of $1.8 million from the three months ended March 31, 2000. The primary reason for the increase is the additional expenses incurred in the three months ended March 31, 2001 related to acquisition integration, data gathering for tower sites and other acquisition related costs which under generally accepted accounting principles are not capitalized.

 Corporate General and Administrative Expense

  Corporate general and administrative expense for the three months ended March 31, 2001 were $5.1 million, an increase of $1.7 million from the three months ended March 31, 2000. The majority of the increase is a result of higher personnel and information technology costs associated with supporting our increasing number of towers, expanding revenue base, and growth strategy.

 Interest Expense

  Interest expense for the three months ended March 31, 2001 was $66.7 million, an increase of $34.5 million from the three months ended March 31, 2000. The primary reason for the increase is the increased interest expense from our credit facilities, convertible notes and senior notes of an aggregate of $32.2 million. The remaining component of the increase is the increased interest on other notes payable and capital leases.

 Interest Income and Other, net

  Interest income and other, net for the three months ended March 31, 2001, was $8.4 million, an increase of $5.8 million from the three months ended March 31, 2000. The increase is primarily related to an increase in interest earned on invested cash on hand of approximately $9.5 million offset by losses on equity investments, losses on sale of assets and decreases in the fair value of derivative instruments not accounted for as hedges.

 Interest Income, TV Azteca, net

  Interest income, TV Azteca, net for the three months ended March 31, 2001 was $3.5 million, an increase of $1.2 million from the three months ended March 31, 2001. The increase is primarily a result of a full quarter of interest earned on the $119.0 million note receivable by us in 2001 as compared to one month of interest earned in 2000.

 Income Tax Benefit

  The income tax benefit for the three months ended March 31, 2001 was $22.1 million, an increase of $8.6 million from the three months ended March 31, 2000. The primary reason for the increase is a result of the increase in our loss before income taxes and extraordinary losses offset by an increase in amortization of non-deductible goodwill arising from stock acquisitions. The effective tax rate differs in both periods from the statutory rate primarily due to the effect of non-deductible items, principally the amortization of intangible assets, on certain stock acquisitions for which we have recorded no tax benefit.

  In assessing the realizability of the deferred tax asset, we analyzed our forecast of future taxable income and potential tax planning strategies and concluded that recoverability of the net deferred tax asset is more likely than not.

 Extraordinary Losses on Extinguishment of Debt, Net

  We incurred extraordinary losses on the extinguishment of debt, net in the first quarter 2000 of $4.3 million. The losses were incurred as a result of an amendment and restatement of our primary credit facility ($3.0 million, net of a tax benefit of $2.0 million) and our early retirement of debt assumed as part of the UNIsite merger ($1.3 million, net of a tax benefit of $1.0 million).

Liquidity and Capital Resources

  Our liquidity needs arise from our acquisition-related activities, debt service, working capital and capital expenditures associated principally with our tower construction program. As of March 31, 2001, we had approximately $991.9 million in cash and cash equivalents, working capital of approximately $1.3 billion, and had approximately $260.1 million of available borrowings under our credit facilities.

  Historically, we have met our operational liquidity needs primarily with internally generated funds and have financed our acquisitions and our construction program with a combination of capital funds from sales of our equity and debt securities and bank borrowings. We expect that this trend will continue in 2001.

  Our 2001 capital budget provides for expenditures of approximately $600.0 million, which includes towers to be built under existing build-to-suit agreements. In addition, based on the transactions executed to date, we expect to close on transactions pending as of March 31, 2001 of approximately $858.2 million in 2001. Lastly, we believe that debt services requirements will be significant in 2001. We believe our current cash and cash equivalents and existing borrowing capacity under our credit facilities will be sufficient to meet these cash requirements. If we were to effect more than one or possibly two major new acquisitions in the next twelve months, we would likely require additional funds from external sources.

  For the three months ended March 31, 2001, cash flows used for operating activities were $37.5 million, as compared to cash flows used for operating activities of $12.4 million for the three months ended March 31, 2000. The change is primarily attributable to an increase in interest expense and an increase in other current assets.

  For the three months ended March 31, 2001, cash flows used for investing activities were $389.3 million, as compared to $900.2 million for the three months ended March 31, 2000. The decrease in 2001 is primarily due to a decrease in cash expended for mergers and acquisitions of approximately $637.9 million offset by an increase in short-term investments and property and equipment expenditures.

  For the three months ended March 31, 2001, cash flows provided by financing activities were $1.3 billion as compared to $1.0 billion for the three months ended March 31, 2000. The change is primarily related to the decrease in repayments on our notes payable and credit facilities offset by an increase in restricted cash.

  As of March 31, 2001, we had outstanding the indebtedness described below under "Credit Facilities" and "Equity Offering and Note Placement". In addition as of March 31, 2001, we had outstanding $212.7 million principal amount of our 6.25% convertible notes due October 15, 2009, $260.2 million principal amount of our 2.25% convertible notes due October 15, 2009, $450.0 million principal amount of our 5% convertible notes due February 1, 2010 and other debt of approximately $197.3 million. We may need to raise cash from external sources to meet our debt service obligations and to pay the principal amounts of our indebtedness when due.

  Credit Facilities. Our credit facilities provide us with a borrowing capacity of up to $2.0 billion, with the option to increase the capacity up to an additional $500.0 million, subject to lender approval. Borrowings under the credit facilities are subject to certain borrowing base restrictions, such as operating cash flow and tower construction cost levels. Our credit facilities currently include a $650.0 million credit facility which was fully available (subject to the borrowing base restrictions) on March 31, 2001, maturing on June 30, 2007, an $850.0 million multi-draw Term Loan A, which was fully drawn on March 31, 2001, maturing on June 30, 2007, and a $500.0 million Term Loan B, which was fully drawn on March 31, 2001 maturing on December 31, 2007. The credit facilities are scheduled to amortize quarterly commencing in March 2003.

  We are currently in the process of negotiating the terms of an additional $500.0 million of borrowings under our credit facilities as discussed in the preceding paragraph, although no agreements have been executed. If an agreement is reached, we expect the additional borrowing to occur during the summer of 2001. We cannot, however, assure you we will negotiate and close any additional borrowings.

  Our credit facilities contain certain financial and operational covenants and other restrictions with which the borrower subsidiaries and restricted subsidiaries must comply, whether or not there are any borrowings outstanding. We and the restricted subsidiaries have guaranteed all of the loans. We have secured the loans by liens on substantially all assets of the borrower subsidiaries and the restricted subsidiaries and substantially all outstanding capital stock and other debt and equity interests of all of our direct and indirect subsidiaries.

  Under our credit facilities, we are also required to maintain an interest reserve for our convertible notes and our senior notes. These funds can only be used to make scheduled interest payments on our outstanding convertible notes and senior notes. As of March 31, 2001 we had approximately $128.9 million of restricted cash related to such interest reserve.

  In February 2001, our Mexican subsidiary, American Tower Corporation de Mexico, S. de R.L. de C.V., which we refer to as ATC Mexico, and two of its subsidiaries consummated a loan agreement with a group of banks providing a credit facility of an initial aggregate amount of $95.0 million. If additional lenders are made party to the agreement, the size of the facility may increase to $140.0 million. We have committed to ATC Mexico to loan up to $45.0 million if additional lenders are not made party to the agreement. Our commitment will be reduced on a dollar-for-dollar basis if additional lenders join the ATC Mexico loan agreement. This loan agreement requires maintenance of various financial covenants and ratios and is guaranteed and collateralized by substantially all of the assets of ATC Mexico and the assets of its subsidiaries. All amounts borrowed under the loan agreement are due on September 30, 2003. The lenders' commitment to make loans under the loan agreement expires on March 31, 2002. As of March 31, 2001, an aggregate of $95.0 million was outstanding under the loan agreement.

  Equity Offering and Note Placement. In January 2001, we completed a public offering of 10.0 million shares of our Class A common stock for total net proceeds of approximately $360.8 million. We also completed a private placement of $1.0 billion of senior notes that mature in February 2009 for total net proceeds of $969.0 million. These notes require semi-annual interest payments and contain certain financial and operational covenants and other restrictions similar to those in our credit facilities. We have used and will use the proceeds from these two transactions to finance the construction of towers, fund pending and future acquisitions and for general corporate purposes.

  ATC Separation--We continue to be obligated under the ATC Separation agreement for certain tax liabilities to CBS Corporation and American Radio Systems. As of March 31, 2001 no matters covered under this indemnification have been brought to our attention.

  Acquisitions and Construction. We expect that the consummated acquisitions and current and future construction activities will have a material impact on liquidity. We believe that the acquisitions, once integrated, will have a favorable impact on liquidity and will offset the initial effects of the funding requirements. We also believe that the construction activitites may initially have an adverse effect on our future liquidity as newly constructed towers will initially decrease overall liquidity. However, as such sites become fully operational and achieve higher utilization, we expect that they will generate tower cash flow and, in the long-term, increase liquidity. As of March 31, 2001, we were a party to various agreements relating to the acquisition of assets or businesses from various third parties and were involved in the construction of numerous towers, pursuant to build-to-suit agreements and for other purposes (see note 4 of the condensed consolidated financial statements).

  Economic Conditions. The slow down in the economy could reduce consumer demand for wireless services, thereby causing providers to delay implementation of new systems and technologies. We believe that the economic slow down in 2001 has harmed, and may continue to harm, the financial condition of some wireless service providers.

Factors That May Affect Future Results

  We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of the risks that may affect future operating results.

DECREASE IN DEMAND FOR TOWER SPACE WOULD MATERIALLY AND ADVERSELY AFFECT OUR OPERATING RESULTS AND WE CANNOT CONTROL THAT DEMAND

  Many of the factors affecting the demand for tower space, and to a lesser extent our services business, affect our operating results. Those factors include:

  . consumer demand for wireless services;
  . the financial condition of wireless service providers and their preference for owning rather than leasing antenna sites;
  . the growth rate of wireless communications or of a particular wireless segment;
  . the number of wireless service providers in a particular segment, nationally or locally;
  .  governmental licensing of broadcast rights;
  . increased use of roaming and resale arrangements by wireless service providers. These arrangements enable a provider to serve customers outside its license area, to give licensed providers the right to enter into arrangements to serve overlapping license areas and to permit nonlicensed providers to enter the wireless marketplace. Wireless service providers might consider such roaming and resale arrangements as superior to constructing their own facilities or leasing antenna space from us;
  .  zoning, environmental and other government regulations;
  . any new legislation, or interpretation of existing federal communications laws, that would give wireless service providers the right to place their antennae on public utility poles and other structures at regulated rates; and
  .  technological changes.

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

  A significant general slow down in the economy could negatively affect the foregoing factors influencing demand for tower space and tower related services. For example, such a slow down could reduce consumer demand for wireless services, thereby causing providers to delay implementation of new systems and technologies. We believe that the economic slow down in 2001 has already harmed, and may continue to harm, the financial condition of some wireless service providers.

OUR SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS MAY ADVERSELY AFFECT OUR CASH FLOW AND OUR ABILITY TO MAKE PAYMENTS ON OUR SENIOR NOTES

  As of March 31, 2001 we had outstanding $3.6 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

RESTRICTIVE COVENANTS IN OUR DOMESTIC CREDIT FACILITIES AND OUR SENIOR NOTES COULD ADVERSELY AFFECT OUR BUSINESS BY LIMITING FLEXIBILITY

  The indenture for our senior notes and our domestic credit facilities contain restrictive covenants that limit our ability to take various actions and engage in various types of transactions. These restrictions include:

  . paying dividends and making distributions or other restricted payments; . incurring more debt, guaranteeing indebtedness and issuing preferred stock;
  .  issuing stock of some types of subsidiaries;
  .  making specified types of investments;
  .  creating liens;
  .  entering into transactions with affiliates;
  . entering into sale-leaseback transactions; and . merging, consolidating or selling assets.

  These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities.

BUILD-TO-SUIT CONSTRUCTION PROJECTS AND MAJOR ACQUISITIONS FROM WIRELESS SERVICE PROVIDERS INCREASE OUR DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF WHICH COULD MATERIALLY DECREASE REVENUES, AND MAY ALSO INVOLVE LESS FAVORABLE TERMS

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

OUR EXPANDED CONSTRUCTION PROGRAM INCREASES OUR EXPOSURE TO RISKS THAT COULD INCREASE COSTS AND ADVERSELY AFFECT OUR EARNINGS AND GROWTH

  Our expanded construction activities involve substantial risks. These risks include:

  .  increasing our debt and the amount of payments required on it;
  . increasing competition for construction sites and experienced tower construction, companies, resulting in significantly higher costs and failure to meet time schedules;
  . failing to meet time schedules, which could result in our paying significant penalties to prospective tenants, particularly in build-to-suit situations; and
  . possible lack of sufficient experienced personnel to manage an expanded construction program.

IF WE ARE UNABLE TO CONSTRUCT OR ACQUIRE NEW TOWERS AT THE PACE, IN THE LOCATIONS AND AT THE COSTS WE DESIRE, OUR BUSINESS WOULD BE ADVERSELY AFFECTED

  Our growth strategy depends in part on our ability to construct and acquire towers in locations and on a time schedule that meets the requirements of our customers. If our tower construction and acquisition projects fail to meet the requirements of our customers, or fail to meet their requirements at our projected costs, our business would be adversely affected. If we are unable to build new towers where and when our customers require them, or where and when we believe the best opportunity to add tenants exists, we could fail to meet our contractual obligations under build-to-suit agreements, thereby incurring substantial penalties and possibly contract terminations. In addition, we could lose opportunities to lease space on our towers. Our ability to construct a tower at a location, on a schedule, and at a cost we project can be affected by a number of factors beyond our control, including:

  . zoning, and local permitting requirements and national regulatory approvals;
  . environmental opposition;
  . availability of skilled construction personnel and construction equipment;
  . adverse weather conditions; and
  . increased competition for tower sites, construction materials and labor.

INCREASING COMPETITION IN THE SATELLITE AND FIBER NETWORK ACCESS SERVICES MARKET MAY SLOW VERESTAR'S GROWTH AND ADVERSELY AFFECT ITS BUSINESS

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

IF WE CANNOT KEEP RAISING CAPITAL, OUR GROWTH WILL BE IMPEDED

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

IF WE CANNOT SUCCESSFULLY INTEGRATE ACQUIRED SITES OR BUSINESSES OR MANAGE OUR OPERATIONS AS WE GROW, OUR BUSINESS WILL BE ADVERSELY AFFECTED AND OUR GROWTH MAY SLOW OR STOP

  A significant part of our growth strategy is the continued pursuit of strategic acquisitions of independent tower operators and consolidators, wireless service providers and service and teleport businesses. We cannot assure you, however, that we will be able to integrate successfully acquired businesses and assets into our existing business. Our growth has placed, and will continue to place, a significant strain on our management and our operating and financial systems. Successful integration of these and any future acquisitions will depend primarily on our ability to manage these assets and combined operations and, with respect to the services and satellite and fiber network access services businesses, to integrate new management and employees into our existing operations.

IF OUR CHIEF EXECUTIVE OFFICER LEFT, WE WOULD BE ADVERSELY AFFECTED BECAUSE WE RELY ON HIS REPUTATION AND EXPERTISE, AND BECAUSE OF OUR RELATIVELY SMALL SENIOR MANAGEMENT TEAM

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

EXPANDING OPERATIONS INTO FOREIGN COUNTRIES COULD CREATE EXPROPRIATION, GOVERNMENTAL REGULATION, FUNDS INACCESSIBILITY, FOREIGN EXCHANGE EXPOSURE AND MANAGEMENT PROBLEMS

  Our expansion into Mexico, Canada and Brazil, and other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. We have made a substantial loan to a Mexican company and have acquired and are constructing a sizable number of towers in that country. We have invested in a Canadian joint venture that intends to acquire and construct towers in that country. We also acquired the rights to 156 communications towers in Brazil and entered into a build-to-suit agreement for an additional 400 towers. As a result of recent acquisitions by Verestar, we have network operation centers in Europe, Asia, South America and Africa. We may also engage in comparable transactions in other countries in the future. Among the risks of foreign operations are governmental expropriation and regulation, inability to repatriate earnings or other funds, currency fluctuations, difficulty in recruiting trained personnel, and language and cultural differences, all of which could adversely affect these operations.

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

  Mobile satellite systems and other new technologies could compete with land-based wireless communications systems, thereby reducing the demand for tower lease space and other services we provide. The Federal Communications Commission has granted license applications for several low-earth orbiting satellite systems that are intended to provide mobile voice or data services. In addition, the emergence of new technologies could reduce the need for tower-based transmission and reception and have an adverse effect on our operations. The growth in delivery of video services by direct broadcast satellites could also adversely affect demand for our antenna space.

WE COULD HAVE LIABILITY UNDER ENVIRONMENTAL LAWS

  As the owner, lessee and operator of real property and facilities, we are subject to federal, state and local and foreign environmental laws relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and waste. We are also subject to related registration, permitting, record keeping and financial assurance requirements. See "Legal Proceedings" for a description of a civil complaint filed against us by the District Attorney for the County of Santa Clara, California regarding certain alleged recordkeeping, registration, hazardous materials management and filing violations under California environmental laws. Various environmental laws require us to investigate, remove or remediate soil and groundwater contaminated by hazardous substances or wastes on property we own or lease or which is associated with tower operations, and may subject us to penalties and fines for violations of those environmental laws. Some of those laws impose cleanup responsibility and liability without regard to whether the owner, lessee or operator of the property or facility knew of or was responsible for the contamination, or whether operations at the property have been discontinued or the property has been transferred. The owner, lessee or operator of contaminated property also may be subject to common law claims by third parties based on damages and costs resulting from off-site migration of the contamination. In connection with our former and current ownership, lease or operation of our properties, we may be liable for those types of environmental costs. Fines or penalties resulting from any failure to comply with those environmental laws and addressing claims or obligations arising under them could have a material adverse effect on our financial condition, results of operations and liquidity.

OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATIONS AND CHANGES IN CURRENT OR FUTURE LAWS OR REGULATIONS COULD HARM OUR BUSINESS

  We are subject to federal, state and local and foreign regulation of our business. Both the FCC and the FAA regulate towers used for wireless communications and radio and television antennae. In addition, the FCC separately regulates wireless communication devices operating on towers and licenses and regulates television and radio stations broadcasting from towers. Similar regulations exist in Mexico, Canada and other foreign countries regarding wireless communications and the operation of communications towers. Failure to comply with applicable requirements may lead to monetary penalties and other sanctions, including being disqualified from holding licenses for our Verestar business or registrations for our towers and may require us to indemnify our customers against any such failure to comply. New regulations may impose additional costly burdens on us, which may affect our revenues and cause delays in our growth.

  In January 2001, the FCC concluded investigations of several operators of communications towers, including us. The FCC sent us a Notice of Apparent Liability for Forfeiture preliminarily determining that we had failed to file specified informational forms, had failed to properly post specified information at various tower sites and on one occasion had failed to properly light a tower. The FCC has proposed a fine of $0.2 million and intends to undertake an additional review of our overall procedures for and degree of compliance with the FCC's regulations. The proposed fine represents a significant increase from the amount that otherwise might be imposed in similar situations because of the number of violations and the FCC's negative perception of our compliance. Depending on the outcome of the further investigation, the FCC could take additional adverse action against us. We are conducting our own internal investigation into our regulatory compliance policies. As permitted by the FCC's regulations, on March 1, 2001 we filed a response to the Notice of Apparent Liability for Forfeiture requesting that the forfeiture be reduced. The matter remains under consideration by the FCC. We intend to cooperate with any further investigation to resolve these matters.

  The construction and reconstruction of a substantial number of antennae needed to deliver digital television service to our customers may require state and local regulatory approvals. The FCC has indicated that it may adopt preemptive guidelines. If adopted, these regulations may be more or less restrictive than existing state and local regulations and may increase our construction costs.

OUR COSTS COULD INCREASE AND OUR REVENUES COULD DECREASE DUE TO PERCEIVED HEALTH RISKS FROM RADIO EMISSIONS, ESPECIALLY IF THESE PERCEIVED RISKS ARE SUBSTANTIATED

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

CONTROL BY OUR PRINCIPAL STOCKHOLDERS COULD DETER MERGERS WHERE YOU COULD GET MORE THAN CURRENT MARKET PRICE FOR YOUR STOCK

  Steven B. Dodge, together with his affiliates, owned approximately 26.0% of our total voting power as of February 28, 2001. Control by Mr. Dodge and others may discourage a merger or other takeover of our company in which holders of common stock might be paid a premium for their shares over then-current market prices. Mr. Dodge, together with a limited number of our directors, may be able to control or block the vote on mergers and other matters submitted to the common stockholders.

Information Presented Pursuant to the Indenture for the Senior Notes

  The following table sets forth information that is presented solely to address certain reporting requirements contained in the indenture for our senior notes. This information presents certain financial data for us on a consolidated basis and on a restricted group basis, which means only for American Tower and its subsidiaries that comprise the restricted group under the indenture. All of our subsidiaries are part of this restricted group, except Verestar and its subsidiaries, whose operations constitute all of our satellite and fiber network access services business segment. This restricted group data is not intended to represent an alternative measure of operating results, financial position or cash flow from operations, as determined in accordance with generally accepted accounting principles.

                                                   Three months ended
                                                     March 31, 2001
                                            ----------------------------------
                                            Consolidated  Restricted Group (1)
                                            ------------  --------------------
                                                     (in thousands)
Statement of Operations Data:
Operating revenues......................... $   262,468       $   197,725
                                            -----------       -----------
Operating expenses:........................
Operating expenses(2)......................     198,401           142,088
Depreciation and amortization..............      94,999            80,845
Development expense(3).....................       2,745             2,456
Corporate general and administrative
 expense...................................       5,127             5,127
                                            -----------       -----------
  Total operating expense..................     301,272           230,516
                                            -----------       -----------
Loss from operations.......................     (38,804)          (32,791)
Interest expense...........................     (66,679)          (64,081)
Interest income and other, net.............       8,407             8,423
Interest income--TV Azteca, net(4).........       3,538             3,538
Minority interest in net earnings of
 subsidiaries(5)...........................         (58)              (58)
                                            -----------       -----------
Loss before income taxes and extraordinary
 losses.................................... $   (93,596)      $   (84,969)
                                            ===========       ===========

                                                        March 31, 2001
                                                ------------------------------
                                                Consolidated  Restricted Group
                                                ------------- ----------------
Balance Sheet Data:
Cash and cash equivalents...................... $     991,936  $     981,528
Restricted cash................................       128,971        128,971
Property and equipment, net....................     2,431,049      2,144,021
Total assets...................................     7,076,814      6,427,704
Long-term obligations, including current
 portion.......................................     3,562,705      3,454,214
Net debt(6)....................................     2,441,798      2,343,715
Total stockholders' equity.....................     3,157,860      3,157,860

--------
(1) Corporate overhead allocable to Verestar and interest expense related to intercompany borrowings by Verestar (unrestricted subsidiary) have not been excluded from results shown for the restricted group.
(2) Consists of operating expenses other than depreciation and amortization, and development and corporate general and administrative expenses.
(3) Development expense includes uncapitalized acquisition costs, costs to integrate acquisitions, costs associated with new business initiatives, abandoned acquisition costs and costs associated with tower site inspections and related data gathering.
(4) Interest income, TV Azteca, net of interest expense of $292.
(5) Represents the minority interest in net earnings of our non-wholly-owned subsidiaries.
(6) Net debt represents long-term obligations, including current portion, less cash and cash equivalents and restricted cash.

  Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indenture for our senior notes, are as follows:

  Tower Cash Flow, for the three months ended March 31, 2001....... $    49,159
                                                                    ===========
  Consolidated Cash Flow, for the twelve months ended March 31,
   2001............................................................ $   216,331
    Less: Tower Cash Flow, for the twelve months ended March 31,
     2001..........................................................    (173,228)
    Plus: four times Tower Cash Flow, for the three months ended
     March 31, 2001................................................     196,636
                                                                    -----------
  Adjusted Consolidated Cash Flow, for the twelve months ended
   March 31, 2001.................................................. $   239,739
                                                                    ===========
  Non-Tower Cash Flow, for the twelve months ended March 31, 2001.. $    27,202
                                                                    ===========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to market risk from changes in interest rates on our long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate caps, swaps and swaptions pursuant to our policies. All derivative financial instruments are for purposes other than trading.

  For the three months ended March 31, 2001, we increased our borrowings under our credit facilities by approximately $95.0 million. In addition, we also completed a private placement of $1.0 billion of our senior notes issued at 100% of their face amount. We expect to use the proceeds from the above to finance construction and acquisitions. However, in the short-term, we invested the proceeds in marketable debt securities, commercial paper and cash and cash equivalents.

  The following table provides information as of March 31, 2001, about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate caps, swaps, collars and swaptions, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates.

                             As of March 31, 2001
 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (in
                                  thousands)

Long-Term Debt               2001          2002          2003         2004      2005    Thereafter    Total    Fair Value
--------------            ----------    ----------    ----------    --------  --------  ----------  ---------- ----------
Fixed Rate Debt(a)......  $      389    $      591    $      641    $    696  $ 37,107  $1,938,607  $1,978,031 $1,916,190
Average Interest
 Rate(a)................        7.60%         7.59%         7.58%       7.58%     7.55%       7.55%

Variable Rate Debt (a)..  $             $             $  151,000    $192,000  $243,000  $  859,000  $1,445,000 $1,445,000

               Aggregate Notional Amounts Associated with Interest Rate Caps, Swaps, Collars and Swaptions in Place
                    As of March 31, 2001 and Interest Rate Detail by Contractual Maturity Dates (in thousands)

Interest Rate CAPS
------------------
Notional Amount.........  $  364,980    $  364,980(c)
Cap Rate................        9.00%         9.00%
Interest Rate SWAPS
-------------------
Notional Amount.........  $  395,000    $  395,000(d) $  365,000(e)                                            $  (14,512)
Weighted-
 Average Fixed Rate
 Payable(b).............        6.69%         6.69%         6.67%
Interest Rate COLLARS
---------------------
National Amount.........  $  465,000    $  465,000(f) $  185,000(g)                                            $  (12,762)
Weighted-
 Average Below Floor
 Rate Payable, Above Cap
 Rate Receivable(b).....  6.35%-8.90%   6.35%-8.90%   6.46%-9.00%
Interest Rate SWAPTIONS
-----------------------
Notional Amount.........  $  290,000(h)                                                                        $    2,302
Weighted-
 Average Swaption
 Rate(b)................        6.00%

-------

(a) March 31, 2001 variable rate debt consists of our domestic and Mexican credit facilities ($1.45 billion) and fixed rate debt consists of the 2.25% and 6.25% convertible notes ($472.9 million), the 5.0% convertible notes ($450.0 million), the senior notes ($1.0 billion) and mortgage payables ($55.1 million). Interest on the credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the Base Rate plus margin (as defined). The average interest rate in effect at March 31, 2001 for the credit facilities was 8.86%. For the three months ended March 31, 2001, the weighted average interest rate under the credit facilities was 9.42%. The 2.25% and 6.25% convertible notes each bear interest (after giving effect to the accretion of the original discount on the 2.25% convertible notes) at 6.25%, which is payable semiannually on April 15 and October 15 of each year beginning April 15, 2000. The 5.0% convertible notes bear interest at 5.0% which is payable semiannually on February 15 and August 15 of each year. The senior notes bear interest at 9 3/8% which is payable semiannually on February 1 and August 1 of each year beginning August 1, 2001. The mortgage payables bear interest at rates ranging from 7.93% to 8.42% and are payable on a monthly basis.
(b) Represents the weighted-average fixed range of interest based on contract notional amount as a percentage of total notional amounts in a given year.
(c)  Includes notional amounts of $364,980 that will expire in February 2002.
(d)  Includes notional amounts of $30,000 that will expire in March 2002.
(e) Includes notional amounts of $75,000 and $290,000 that will expire in January and February 2003, respectively.
(f) Includes notional amounts of $185,000 and $95,000 that will expire in May and July 2002, respectively.
(g)  Includes notional amounts of $185,000 that will expire in May 2003.
(h)  Includes notional amounts of $290,000 that will expire in August 2001.

  We maintain a portion of our cash and cash equivalents and short-term investments in financial instruments which are subject to interest rate risks. Due to the relatively short duration of such instruments, fluctuations in interest rates should not materially affect our financial condition or results of operations.

  Our foreign operations have not been significant to date. Accordingly, foreign currency risk has not been material for the three months ended March 31, 2001.

  Except as discussed above, for the three months ended March 31, 2001, we have not incurred any material changes with respect to the interest rates, long-term debt and interest rate caps and swaps disclosed under this section in our Annual Report on Form 10-K. Accordingly, refer to such report for a more detailed discussion.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On April 23, 2001, the District Attorney for the County of Santa Clara, California filed a civil complaint against the Company in the Superior Court of California. The complaint alleges record keeping, registration, hazardous materials management and filing violations under California environmental laws. The alleged violations arise from our operation of equipment necessary to provide back-up power generation at various sites located in the county. The complaint also alleges the Company violated the state unfair business practices statute because of operations conducted in violation of those environmental laws. The complaint does not allege any contamination of the environment occurred as a result of the alleged violations. The complaint seeks substantial monetary penalties and injunctive relief requiring the Company to comply with California environmental laws and to retain the services of an expert to reduce the risk of such violations in the future. The Company has taken measures to ensure that these sites are in compliance with applicable California environmental laws and believes that they are currently in compliance with such laws. The Company believes that the resolution of the violations alleged in the complaint will not have a material adverse effect on its financial condition or results of operations.

ITEM 5. OTHER INFORMATION

  The following information serves to update the status of the ALLTEL transaction and AirTouch transaction as originally disclosed by us on a Current Report on Form 8-K dated December 20, 2000 and on a Quarterly Report on Form 10-Q dated August 16, 1999, respectively.

  On May 1, 2001 we closed on the sublease of 322 towers pursuant to the agreement with ALLTEL. These towers were used by ALLTEL primarily in connection with its business of providing consumer wireless services. We plan to lease space on the towers to third parties. Total consideration in connection with this closing was approximately $96.6 million in cash. The amount of consideration and the terms of the agreement were based upon arms' length negotiations between unaffiliated parties. There are no material relationships between us, ALLTEL or any of their respective affiliates, officers or directors. We financed the transaction through available cash-on-hand, including proceeds from our recent equity and debt financings. For more information about our agreement with ALLTEL, see the Company's Current Reports on Form 8-K filed on December 20, 2000 and April 17, 2001, note 4 to the condensed consolidated financial statements set forth herein, and the exhibits incorporated by reference into this Quarterly Report on Form 10-Q.

  On May 1, 2001 we closed on the sublease of 47 towers pursuant to the agreement with AirTouch. These towers were used by AirTouch primarily in connection with its business of providing consumer wireless services. We plan to lease additional space on the towers to third parties. Total consideration in connection with this closing was approximately $17.9 million in cash. The amount of consideration and the terms of the agreement were based upon arms' length negotiations between unaffiliated parties. There are no material relationships between us, AirTouch or any of their respective affiliates, officers or directors. We financed the transaction through available cash-on-hand, including proceeds from its recent equity and debt financings. This closing represents the final acquisition of towers by us from AirTouch pursuant to the agreement. In total, we acquired 1,862 towers under the agreement for an aggregate of $709.3 million in cash and warrants to purchase up to 3.0 million shares of the our Class A Common Stock at $22 per share. For more information about our agreement with AirTouch, see our Quarterly Report on Form 10-Q filed on August 16, 1999 and the exhibits incorporated by reference into this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.


  Listed below are the exhibits which are filed as part of this Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K).

 Exhibit No. Description of Exhibit
 ----------- ----------------------
     1.1     Underwriting Agreement, dated January 18, 2001, between American Tower
             Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 1.1 from the Registrant's Current Report on Form 8-K (File No. 001-14195) filed on
             January 22, 2001).

1.2  Terms Agreement, dated January 18, 2001, between American Tower Corporation and
     Goldman, Sachs & Co. (incorporated by reference to Exhibit 1.1 from the
     Registrant's Current Report on Form 8-K (File No. 001-14195) filed on January
     22, 2001).

 4.0   Indenture, by and between the Registrant and The Bank of New York as Trustee, for the 9 3/8% Senior Notes due 2009, dated as of January 31, 2001, including the form of 9 3/8% Senior Note (incorporated by reference to Exhibit 4.9 from the Registrant's Annual Report on Form 10-K (File No. 001-14195) filed on April
       2, 2001).
 4.1   Registration Rights Agreement, by and between the Registrant and the Initial
       Purchasers named therein, dated as of January 31, 2001 (incorporated by reference to Exhibit 4.10 from the Registrant's Annual Report on Form 10-K (File
       No. 001-14195) filed on April 2, 2001).
 10.1  Amended and Restated Loan Agreement dated as of January 6, 2000, by and among
       American Tower, L.P., American Towers, Inc. and ATC Teleports, Inc., as
       Borrowers, and Toronto Dominion (Texas) Inc., as Administrative Agent, and the
       banks party thereto (incorporated by reference to Exhibit 10.1 from the
       Registrant's Current Report on Form 8-K (File No. 001-14195) filed on January
       28, 2000).
 10.2  First Amendment and Waiver Agreement, dated as of February 9, 2000, by and among
       American Tower, L.P., American Towers, Inc. and ATC Teleports, Inc., as
       Borrowers, and Toronto Dominion (Texas) Inc., as Administrative Agent, and the
       banks party thereto (incorporated by reference to Exhibit 10.1 from the
       Registrant's Quarterly Report on Form 10-Q (File No. 001-14195) filed on
       November 13, 2000).
 10.3  Second Amendment to Amended and Restated Loan Agreement, dated as of May 11,
       2000, by and among American Tower, L.P., American Towers, Inc. and ATC
       Teleports, Inc., as Borrowers, and Toronto Dominion (Texas) Inc., as
       Administrative Agent, and the banks party thereto (incorporated by reference to
       Exhibit 10.2 from the Registrant's Quarterly Report on Form 10-Q (File No. 001-
       14195) filed on November 13, 2000).
 10.4  Waiver and Third Amendment to Amended and Restated Loan Agreement, dated as of
       October 13, 2000, by and among American Tower, L.P., American Towers, Inc. and
       ATC Teleports, Inc., as Borrowers, and Toronto Dominion (Texas) Inc., as
       Adminstrative Agent, and the banks party thereto (incorporated by reference to
       Exhibit 10.3 from the Registrant's Quarterly Report on Form 10-Q (File No. 001-
       14195) filed on November 13, 2000).

10.5  Fourth Amendment to Amended and Restated Loan Agreement, dated as of January 23,
      2001, by and among American Tower, L.P., American Towers, Inc. and Verestar,
      Inc., as Borrowers, and Toronto Dominion (Texas) Inc., as Adminstrative Agent,
      and the banks party thereto (incorporated by reference to Exhibit 10.5 from the
      Registrants' Registration Statement on Form S-4 (File No. 333-59852)).

 Exhibit No. Description of Exhibit
 ----------- ----------------------
    10.6     Fifth Amendment and Waiver to Amended and Restated Loan Agreement, dated as of
             March 26, 2001, by and among American Tower, L.P., American Towers, Inc. and
             Verestar, Inc., as Borrowers, and Toronto Dominion (Texas) Inc., as
             Administrative Agent, and the banks party thereto (incorporated by reference to
             Exhibit 10.6 from the Registrants' Registration Statement on Form S-4 (File No.
             333-59852)).
    10.7     Credit Agreement, dated December 22, 2000, by and among American Tower
             Corporation de Mexico, S. de R.L. de C.V., MATC Holdings Mexico, S. de R.L. de
             C.V., MATC TV, S. de R.L. de C.V. and Toronto Dominion (Texas),
             Inc.(incorporated by reference to Exhibit 10.7 from the Registrants'
             Registration Statement on Form S-4 (File No. 333-59852)).
    10.8     Purchase Agreement, dated as of January 24, 2001, by and among the Company and the Purchasers Named therein with respect to the 9 3/8 % Senior Notes
             (incorporated by reference to Exhibit 10.21 from the Registrant's Annual Report in Form 10-K (File No. 001-14195) filed on April 2, 2001).

  (b) Reports on Form 8-K.

  During the quarter ended March 31, 2001, the Registrant filed with the Commission Current Reports on Form 8-K on January 17, 2001, January 19, 2001, January 22, 2001, January 29, 2001, February 1, 2001, February 16, 2001 and March 29, 2001.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          American Tower Corporation

                                          By: /s/ Joseph L. Winn
Date: May 15, 2001                           ----------------------------------
                                                       Joseph L. Winn
                                                Treasurer & Chief Financial
                                                          Officer
                                                 (Duly Authorized Officer)

Date: May 15, 2001                        By: /s/ Justin D. Benincasa
                                             ----------------------------------
                                                    Justin D. Benincasa
                                             Senior Vice President & Corporate
                                                         Controller
                                                 (Duly Authorized Officer)