Form 10-Q
period 2001-06-30
AMERICAN TOWER CORP /MA/
filed 2001-08-14
CIK 1053507

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-Q

                               ----------------

(Mark One):

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended June 30, 2001.

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

                                                                     Outstanding
                                                                         at
                                                                      August 1,
Class of Common Stock                                                   2001
---------------------                                                -----------
Class A Common Stock................................................ 180,854,646
Class B Common Stock................................................   8,001,769
Class C Common Stock................................................   2,267,813
                                                                     -----------
  Total............................................................. 191,124,228
                                                                     ===========

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           AMERICAN TOWER CORPORATION

                                     INDEX

                                                                         Page No.
                                                                         --------
                     PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

    Condensed Consolidated Balance Sheets as of June 30, 2001 and
     December 31, 2000.................................................      1
    Condensed Consolidated Statements of Operations for the three and
     six months ended June 30, 2001 and 2000...........................      2
    Condensed Consolidated Statements of Cash Flows for the six months
     ended June 30, 2001 and 2000......................................      3
    Notes to Condensed Consolidated Financial Statements...............      4

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................     11

Item 3. Quantitative and Qualitative Disclosures about Market Risk.....     28

                      PART II. OTHER INFORMATION

Item 1. Legal Proceedings..............................................     30

Item 2. Changes in Securities and Use of Proceeds......................     30

Item 4. Submission of Matters to a Vote of Security Holders............     30

Item 5. Other Information..............................................     31

Item 6. Exhibits and Reports on Form 8-K...............................     32

Signatures.............................................................     33

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS--(Unaudited)
                       (In Thousands, Except Share Data)

                                                         June 30,   December 31,
                                                           2001         2000
                                                        ----------  ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................  $  440,842   $   82,038
 Restricted cash and investments......................     119,757       46,036
 Short-term investments...............................     114,723
 Accounts receivable, net of allowance for doubtful
  accounts of $28,450 and $19,809, respectively.......     197,842      194,011
 Prepaid and other current assets.....................      64,442       42,377
 Inventories..........................................      61,401       47,872
 Cost and earnings in excess of billings on
  uncompleted contracts and unbilled receivables......      56,057       43,652
 Deferred income taxes................................      15,175       15,166
                                                        ----------   ----------
   Total current assets...............................   1,070,239      471,152
                                                        ----------   ----------
Property and equipment, net...........................   2,912,155    2,296,670
Goodwill and other intangible assets, net.............   2,565,633    2,505,681
Deferred income taxes.................................     198,708      140,395
Other long-term assets................................     255,663      246,781
                                                        ----------   ----------
     Total............................................  $7,002,398   $5,660,679
                                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term obligations.............  $   10,921   $   11,178
 Accounts payable and accrued expenses................     154,431      161,337
 Accrued tower construction costs.....................      27,251       45,315
 Accrued interest.....................................      65,877       31,708
 Billings in excess of costs on uncompleted contracts
  and unearned revenue................................      54,340       48,248
                                                        ----------   ----------
   Total current liabilities..........................     312,820      297,786
                                                        ----------   ----------
Long-term obligations.................................   3,579,567    2,457,045
Other long-term liabilities...........................      41,753       12,472
                                                        ----------   ----------
   Total liabilities..................................   3,934,140    2,767,303
                                                        ----------   ----------
Minority interest in subsidiaries.....................       6,015       16,346
                                                        ----------   ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred Stock; $0.01 par value; 20,000,000 shares
  authorized; no shares issued or outstanding.........
 Class A Common Stock; $0.01 par value; 500,000,000
  shares authorized; 180,982,577 and 170,180,549
  shares issued, 180,837,980 and 170,035,952 shares
  outstanding, respectively...........................       1,810        1,701
 Class B Common Stock; $0.01 par value; 50,000,000
  shares authorized; 8,018,435 and 8,095,005 shares
  issued and outstanding, respectively................          80           81
 Class C Common Stock; $0.01 par value; 10,000,000
  shares authorized; 2,267,813 shares issued and
  outstanding.........................................          23           23
 Additional paid-in capital...........................   3,551,063    3,174,622
 Accumulated other comprehensive loss.................     (15,889)
 Accumulated deficit..................................    (470,504)    (295,057)
 Less: Treasury stock (144,597 shares at cost)........      (4,340)      (4,340)
                                                        ----------   ----------
   Total stockholders' equity.........................   3,062,243    2,877,030
                                                        ----------   ----------
     Total............................................  $7,002,398   $5,660,679
                                                        ==========   ==========

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS--Unaudited
                     (In Thousands, Except Per Share Data)

                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                     -------------------  --------------------
                                       2001       2000      2001       2000
                                     ---------  --------  ---------  ---------
REVENUES:
  Rental and management............. $ 106,493  $ 63,233  $ 197,704  $ 116,940
  Network development services......   100,429    74,026    206,943    112,178
  Satellite and fiber network access
   services.........................    56,046    29,788    120,789     53,446
                                     ---------  --------  ---------  ---------
      Total operating revenues......   262,968   167,047    525,436    282,564
                                     ---------  --------  ---------  ---------
OPERATING EXPENSES:
  Operating expenses excluding
     depreciation and amortization,
     development and corporate
     general and administrative
     expenses:
    Rental and management...........    51,547    31,290     97,137     59,782
    Network development services....    88,083    65,127    184,581     97,327
    Satellite and fiber network
     access services................    57,801    23,242    114,114     42,258
  Depreciation and amortization.....   103,956    67,093    198,955    122,291
  Development expense...............     2,557     4,196      5,302      5,184
  Corporate general and
   administrative expense...........     6,407     3,084     11,534      6,515
                                     ---------  --------  ---------  ---------
      Total operating expenses......   310,351   194,032    611,623    333,357
                                     ---------  --------  ---------  ---------
LOSS FROM OPERATIONS................   (47,383)  (26,985)   (86,187)   (50,793)
                                     ---------  --------  ---------  ---------
OTHER INCOME (EXPENSE):
  Interest expense..................   (70,061)  (38,437)  (136,740)   (70,587)
  Interest income and other, net....     4,451     3,851     12,858      6,437
  Interest income, TV Azteca, net...     3,582     3,155      7,120      5,463
  Loss on investment in US
   Wireless.........................   (22,226)             (22,226)
  Note conversion expense...........             (16,968)              (16,968)
  Minority interest in net
   (earnings) losses of
   subsidiaries.....................        61       (22)         3        (58)
                                     ---------  --------  ---------  ---------
      Total other expense...........   (84,193)  (48,421)  (138,985)   (75,713)
                                     ---------  --------  ---------  ---------
LOSS BEFORE INCOME TAXES AND EX-
 TRAORDINARY LOSSES.................  (131,576)  (75,406)  (225,172)  (126,506)
INCOME TAX BENEFIT..................    27,636    16,774     49,725     30,214
                                     ---------  --------  ---------  ---------
LOSS BEFORE EXTRAORDINARY LOSSES....  (103,940)  (58,632)  (175,447)   (96,292)
EXTRAORDINARY LOSSES ON
 EXTINGUISHMENT OF DEBT,
 NET OF INCOME TAX BENEFIT OF
 $2,892.............................                                    (4,338)
                                     ---------  --------  ---------  ---------
NET LOSS............................ $(103,940) $(58,632) $(175,447) $(100,630)
                                     =========  ========  =========  =========
BASIC AND DILUTED LOSS PER COMMON
 SHARE AMOUNTS
  Loss before extraordinary losses.. $   (0.54) $  (0.36) $   (0.93) $   (0.60)
  Extraordinary losses..............                                     (0.03)
                                     ---------  --------  ---------  ---------
NET LOSS............................ $   (0.54) $  (0.36) $   (0.93) $   (0.63)
                                     =========  ========  =========  =========
WEIGHTED AVERAGE COMMON SHARES OUT-
 STANDING...........................   190,755   161,021    188,976    158,768
                                     =========  ========  =========  =========

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--Unaudited
                                 (In Thousands)

                                                           Six Months Ended
                                                               June 30,
                                                         ---------------------
                                                           2001        2000
                                                         ---------  ----------
CASH FLOWS USED FOR OPERATING ACTIVITIES
  Net loss.............................................. $(175,447) $ (100,630)
  Non-cash items reflected in statement of operations
   (primarily depreciation and amortization)............   193,400     108,622
  Increase in current assets............................   (53,142)   (114,629)
  Increase in current liabilities.......................       294      63,929
                                                         ---------  ----------
Cash used for operating activities......................   (34,895)    (42,708)
                                                         ---------  ----------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Payments for purchase of property and equipment and
   construction activities..............................  (301,435)   (196,151)
  Payments for acquisitions, net of cash acquired.......  (505,823) (1,005,206)
  Deposits, investments and other.......................  (145,647)    (87,931)
                                                         ---------  ----------
Cash used for investing activities......................  (952,905) (1,289,288)
                                                         ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities....................   165,000   1,377,500
  Proceeds from senior notes offering................... 1,000,000
  Proceeds from convertible notes offering..............               450,000
  Repayment of notes payable and credit facilities......   (75,181)   (495,829)
  Net proceeds from equity offerings and stock options..   365,684     531,054
  Deferred financing costs, restricted cash and
   investments and other................................  (108,899)    (37,183)
                                                         ---------  ----------
Cash provided by financing activities................... 1,346,604   1,825,542
                                                         ---------  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS...............   358,804     493,546
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........    82,038      25,212
                                                         ---------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD................ $ 440,842  $  518,758
                                                         =========  ==========

CASH PAID FOR INCOME TAXES.............................. $   1,699  $    1,271
                                                         =========  ==========
CASH PAID FOR INTEREST.................................. $ 110,494  $   45,664
                                                         =========  ==========

NON-CASH TRANSACTIONS:
  Issuance of common stock, warrants and options for
   acquisitions......................................... $   7,077  $  119,197
  Treasury stock transactions...........................                 2,752
  Note conversion transaction...........................               153,368
  TV Azteca transaction.................................                25,819
  Capital leases........................................    28,339       3,448
  Note receivable converted to investment...............     7,687

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited

1. Basis of Presentation and Accounting Policies
  The accompanying condensed consolidated financial statements have been prepared by American Tower Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's 2000 Annual Report on Form 10-K.

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

  Loss Per Common Share--Basic and diluted loss per common share has been computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by adjusting the weighted average number of common shares for dilutive potential common shares outstanding during the period, if any. In computing diluted per share amounts, the Company uses the treasury stock method, whereby unexercised options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Shares issuable upon exercise of options, warrants and other dilutive securities have been excluded from the computation of diluted loss per common share as the effect is anti-dilutive. Had options, warrants and other dilutive securities been included in the computation, weighted average shares for the diluted computation would have increased by approximately 32.5 million and
42.3 million for the three months ended June 30, 2001 and 2000, respectively, and 34.2 million and 41.6 million for the six months ended June 30, 2001 and 2000, respectively.

  Short-Term Investments--Amounts included in short-term investments include commercial paper, certificates of deposit and marketable debt securities with maturity dates in excess of three-months from the date of purchase. Commercial paper, certificates of deposit and marketable debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at cost. Marketable debt securities that are not classified as held-to-maturity are classified as "available-for-sale" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income.

  Recent Accounting Pronouncements--On January 1, 2001, the Company adopted the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments. Specifically, it requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair market value of a derivative (that is unrealized gains or losses) is recorded as a component of an entity's net income or other comprehensive income, depending upon designation (as defined in the statement). Such adoption resulted in a charge to other comprehensive income of $7.9 million, net of tax, from the cumulative effect of adopting this standard.

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

  During the six months ended June 30, 2001, the Company recorded an unrealized loss, excluding the charge for the cumulative effect of adopting SFAS No. 133, of approximately $7.9 million (net of a tax benefit of

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES approximately $4.2 million) in other comprehensive loss for the change in fair value of cash flows hedges and amounts reclassifed into results of operations. Hedge ineffectiveness resulted in a loss of approximately $1.0 million for the six months ended June 30, 2001 and was recorded in "interest income and other, net". The Company records the changes in fair value of its derivative instruments that are not accounted for as hedges in "interest income and other, net". At June 30, 2001 the fair value of the Company's derivative instruments represented a liability of approximately $25.8 million and is included in "other long-term liabilities". The Company estimates that approximately $7.0 million of net derivative losses included in other comprehensive loss will be reclassified into the statement of operations within the next twelve months.

  In June 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

  In June 2001, SFAS No. 142, "Goodwill and Other intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

  Reclassifications--Certain reclassifications have been made to the 2000 condensed consolidated financial statements and related notes to conform to the 2001 presentation.

2. Income Taxes

  The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

3. Inventories

  Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) basis. The components of inventories are as follows (in thousands):

                                                 June 30, 2001 December 31, 2000
                                                 ------------- -----------------
Finished goods..................................   $ 35,392         $25,947
Raw materials...................................     23,378          20,887
Work in process.................................      2,631           1,038
                                                   --------         -------
  Total.........................................   $ 61,401         $47,872
                                                   ========         =======

4. Acquisitions

  General--The acquisitions consummated during the six month period ended June 30, 2001 have been accounted for by the purchase method of accounting. The purchase prices have been allocated to the net assets acquired, principally intangible and tangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES acquired has been recorded as goodwill and other intangible assets. For certain acquisitions, the condensed consolidated financial statements reflect the preliminary allocation of purchase prices, as the appraisals of assets acquired have not been finalized. The Company does not expect any changes in depreciation and amortization as a result of such appraisals to be material to the Company's consolidated results of operations.

  During the six month period ended June 30, 2001, the Company acquired various communication sites and related businesses and satellite and fiber network access service assets for an aggregate preliminary purchase price of approximately $512.3 million. The total purchase price includes the payment of $505.2 million in cash and the issuance of 342,069 shares of Class A common stock valued at approximately $7.1 million. Included in the above are amounts paid by the Company in connection with our agreement with ALLTEL. The following summarizes the ALLTEL transaction to date.

  ALLTEL transaction--In December 2000, the Company entered into an agreement to acquire the rights from ALLTEL to up to 2,193 communications towers through a fifteen-year sublease agreement. Under the agreement, the Company will sublease these towers for cash consideration of up to $657.9 million. ALLTEL also granted the Company the option to sublease approximately 200 additional towers (to be selected by the Company on a site-by-site basis) for cash consideration of up to $300,000 per tower. Under the agreement, the Company has the option to purchase the towers at the end of the fifteen-year term. In the second quarter of 2001, the Company subleased 869 towers and paid ALLTEL $260.7 million in cash. In addition, early in the third quarter, the Company subleased 435 towers and paid ALLTEL $130.5 million in cash. The remaining closings are expected to occur during the balance of 2001.

  The following unaudited pro forma summary for the six months ended June 30, 2001 and 2000 presents the condensed consolidated results of operations as if all of the acquisitions closing prior to June 30, 2001 (as referred to above) had occurred as of January 1, 2000, after giving effect to certain adjustments, including depreciation and amortization and interest expense on debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2000 or of results which may occur in the future.

                                                          Six Months  Six Months
                                                            Ended       Ended
                                                           June 30,    June 30,
                                                             2001        2000
                                                          ----------  ----------
                                                          In thousands, except
                                                             per share data:
      Revenues........................................... $ 536,003   $ 298,346
      Net loss before extraordinary losses............... $(184,573)  $(114,863)
      Net loss........................................... $(184,573)  $(119,201)
      Basic and diluted loss per common share before
       extraordinary losses.............................. $   (0.98)  $   (0.72)
      Basic and diluted loss per common share............ $   (0.98)  $   (0.75)

  As of January 1, 2000 the Company had recorded a liability of approximately $1.2 million related primarily to contractual obligations assumed in its acquisition of towers from AT&T. During the six month period ended June 30, 2001 the Company recorded an additional liability of approximately $7.4 million related to contractual obligations assumed in connection with its acquisition of Interpacket Networks, Inc. During the six months ended June 30, 2001 the Company recorded charges against these liabilities of approximately $1.9 million. In addition, the Company reversed approximately $1.9 million related to these liabilities against goodwill and other intangible assets. As of June 30, 2000 the Company has a remaining liability of approximately $4.8 million all of which is related to contractual obligations assumed in the Interpacket Networks, Inc. acquisition.

  Since July 1, 2001 (excluding the ALLTEL transaction discussed above), the Company has consummated several acquisitions for an aggregate preliminary purchase price of $5.5 million. In addition, the Company is party to various agreements, including the remaining portions of the ALLTEL transaction (not disclosed above), relating to the acquisition of assets and businesses from third parties for an estimated aggregate cost of approximately $329.1 million. Such transactions are subject to the satisfaction of customary closing conditions, which are expected to be met during the balance of 2001.

  The Company is also pursuing the acquisition of other properties and businesses in new and existing locations, although we have not entered into any definitive material agreements with respect to such acquisitions.

5. Business Segments

  The Company operates in three business segments; rental and management (RM), network development services (Services), and satellite and fiber network access services (SFNA). The RM segment provides for leasing and subleasing of antennae sites on multi-tenant towers and the leasing of other properties for a diverse range of customers primarily in the wireless communications and broadcast industries. The Services segment offers a broad range of network development services, including radio frequency engineering, network design, site acquisition, construction, zoning and other regulatory approvals, component part sales and antennae installation. The SFNA segment offers satellite and fiber network services to telecommunications companies, internet service providers, broadcasters and maritime customers, both domestic and international.

  The accounting policies applied in compiling segment information below are similar to those described in the Company's 2000 Annual Report on Form 10-K. In evaluating financial performance, management focuses on operating profit
(loss), excluding depreciation and amortization, development and corporate general and administrative expenses. This measure of operating profit (loss) is also before interest income and other, net, interest expense, loss on investment in US Wireless, note conversion expense, minority interest in net earnings of subsidiaries, income taxes and extraordinary losses. For reporting purposes, the RM segment includes interest income-TV Azteca, net.

  The Company's reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. All reported segment revenues are generated from external customers.

  Summarized financial information concerning the Company's reportable segments as of and for the three and six months ended June 30, 2001 and 2000 is shown in the following table (in thousands). The "Other" column below represents amounts excluded from specific segments such as income taxes, extraordinary losses, corporate general and administrative expense, development expense, depreciation and amortization, loss on investment in US Wireless, note conversion expense, minority interest in net earnings of subsidiaries and interest. In addition, "Other" includes corporate assets such as cash and cash equivalents, short-term investments, restricted cash and investments, tangible and intangible assets and income tax accounts which have not been allocated to specific segments.

Three Months Ended June
30,                          RM     Services   SFNA       Other       Total
-----------------------  ---------- -------- --------  -----------  ----------
2001
 Revenues............... $  106,493 $100,429 $ 56,046               $  262,968
 Operating profit (loss)
  ......................     58,528   12,346   (1,755) $  (173,059)   (103,940)
 Assets.................  4,533,458  774,161  656,386    1,038,393   7,002,398
2000
 Revenues............... $   63,233 $ 74,026 $ 29,788               $  167,047
 Operating profit
  (loss)................     35,098    8,899    6,546  $  (109,175)    (58,632)
 Assets.................  3,144,124  522,926  307,161    1,114,133   5,088,344

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Six Months Ended June 30,      RM     Services   SFNA      Other       Total
-------------------------  ---------- -------- -------- -----------  ----------
2001
 Revenues................. $  197,704 $206,943 $120,789              $  525,436
 Operating profit (loss)
  ........................    107,687   22,362    6,675 $  (312,171)   (175,447)
 Assets...................  4,533,458  774,161  656,386   1,038,393   7,002,398
2000
 Revenues................. $  116,940 $112,178 $ 53,446              $  282,564
 Operating profit (loss)..     62,621   14,851   11,188 $  (189,290)   (100,630)
 Assets...................  3,144,124  522,926  307,161   1,114,133   5,088,344

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

9 3/8% Senior Notes offering--In January 2001, the Company completed a private notes placement of $1.0 billion 9 3/8% Senior Notes (Senior Notes), issued at 100% of their face amount. The Senior Notes mature on February 1, 2009. The Senior Notes rank equally with the Company's convertible notes and rank junior to all indebtedness of its subsidiaries including amounts outstanding under the Company's credit facilities. Interest on the Senior Notes is payable semiannually on February 1 and August 1, commencing on August 1, 2001. The indenture governing the Senior Notes contains certain restrictive convenants including restrictions on the Company's ability to incur more debt, guarantee debt, pay dividends and make certain investments. Proceeds from the Senior Notes placement have and will be used to finance construction of towers, fund pending and future acquisitions and for general corporate purposes. The amount outstanding under the Senior Notes was $1.0 billion as of June 30, 2001 and is included in long-term obligations in the accompanying June 30, 2001 condensed consolidated balance sheet.

Mexican credit facility--In February 2001, the Company's Mexican subsidiary consummated a loan agreement that provides for borrowings of $95.0 million (U.S. Dollars). If additional lenders are made party to the agreement, the size of the facility may increase to $140.0 million. The Company has committed to loan its Mexican subsidiary up to $45.0 million if additional lenders are not made party to the agreement. The Company's committment will be reduced on a dollar-for-dollar basis if additional lenders join the loan agreement. This facility requires the maintenance of various covenants and ratios and is guaranteed and collateralized by all of the assets of the Mexican subsidiary. Interest rates on the loan are determined at the Mexican subsidiary's option at either LIBOR plus margin or the Base Rate plus margin (each as defined in the agreement). The loan will be due in 2003. The amount outstanding under the Mexican credit facility was approximately $95.0 million as of June 30, 2001 and is included in long-term obligations in the accompanying June 30, 2001 condensed consolidated balance sheet.

7. Information Presented Pursuant to the Indenture for the Senior Notes

  The following table sets forth information that is presented solely to address certain reporting requirements contained in the indenture for the Senior Notes. This information presents certain financial data of the Company on a consolidated basis and on a restricted group basis, as defined in the indenture governing the Senior Notes. All of the Company's subsidiaries are part of the restricted group, except its wholly owned subsidiary, Verestar and its subsidiaries, whose operations constitute all of our satellite and fiber network access services business segment.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                                 Three Months Ended        Six Months Ended
                                    June 30, 2001            June 30, 2001
                               -----------------------  -----------------------
                                            Restricted               Restricted
                               Consolidated Group (1)   Consolidated Group (1)
                               ------------ ----------  ------------ ----------
Statement of Operations Data
(in thousands):
Operating revenues............  $  262,968  $  206,922   $ 525,436   $ 404,647
                                ----------  ----------   ---------   ---------
Operating expenses:
Operating expenses excluding
 depreciation and
 amortization, development and
 corporate general and
 administrative expenses......     197,431     139,630     395,832     281,718
Depreciation and
 amortization.................     103,956      86,186     198,955     167,031
Development expense...........       2,557       2,146       5,302       4,602
Corporate general and
 administrative expense.......       6,407       6,407      11,534      11,534
                                ----------  ----------   ---------   ---------
  Total operating expenses....     310,351     234,369     611,623     464,885
                                ----------  ----------   ---------   ---------
Loss from operations..........     (47,383)    (27,447)    (86,187)    (60,238)
Interest expense..............     (70,061)    (67,390)   (136,740)   (131,471)
Interest income and other,
 net..........................       4,451       4,585      12,858      13,008
Interest income, TV Azteca,
 net of interest expense of
 $291 and $583 for the three
 and six months ended June 30,
 2001, respectively ..........       3,582       3,582       7,120       7,120
Loss on investment in US
 Wireless.....................     (22,226)    (22,226)    (22,226)    (22,226)
Minority interest in net
 earning of subsidiaries......          61          61           3           3
                                ----------  ----------   ---------   ---------
Loss before income taxes and
 extraordinary losses.........  $ (131,576) $ (108,835)  $(225,172)  $(193,804)
                                ==========  ==========   =========   =========
                                    June 30, 2001
                               -----------------------
                                            Restricted
                               Consolidated   Group
                               ------------ ----------
Balance Sheet Data (in
thousands):
Cash and cash equivalents.....  $  440,842  $  423,713
Restricted cash and
 investments..................     119,757     119,757
Property and equipment, net...   2,912,155   2,616,516
Total assets..................   7,002,398   6,346,012
Long-term obligations,
 including current portion....   3,590,488   3,472,512
Net debt(2)...................   3,029,889   2,929,042
Total stockholders' equity....   3,062,243   3,062,243

--------
(1) Corporate overhead allocable to Verestar and interest expense related to intercompany borrowings by Verestar (unrestricted subsidiary) have not been excluded from results shown for the restricted group.
(2) Net debt represents long-term obligations, including current portion, less cash and cash equivalents and restricted cash and investments.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

8. Comprehensive Loss

  Other comprehensive loss consists primarily of unrealized gains on available for sale securities, derivative instruments accounted for as cash flow hedges and the impact of the Company's adoption of SFAS No. 133 discussed in note 1. The components of the Company's comprehensive loss are as follows (in thousands):

                                       Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                       -------------------  --------------------
                                         2001       2000      2001       2000
                                       ---------  --------  ---------  ---------
Net loss.............................  $(103,940) $(58,632) $(175,447) $(100,630)
Other comprehensive loss, net of tax:
  Unrealized gains on available for
   sale securities and other.........       (156)                (156)
  Derivative instruments accounted
   for as hedges.....................        266               (7,881)
                                       ---------  --------  ---------  ---------
Comprehensive loss before cumulative
 effect adjustment...................   (103,830)  (58,632)  (183,484)  (100,630)
Cumulative effect adjustment recorded
 upon the adoption of SFAS No. 133
 (net of an income tax benefit of
 $4,227).............................                          (7,852)
                                       ---------  --------  ---------  ---------
Comprehensive loss...................  $(103,830) $(58,632) $(191,336) $(100,630)
                                       =========  ========  =========  =========

9. Litigation

  The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company's consolidated financial position, the results of its operations or liquidity.

10. Loss on Investment in US Wireless

  During the quarter ended June 30, 2001, the Company recorded an impairment charge of $22.2 million on its investment in US Wireless. The charge resulted from an assessment that a loss in value in the Company's preferred stock investment had occurred that was other than temporary.

11. Subsequent Event

  From the beginning of the third quarter of 2001 through August 14, 2001, the Company acquired a portion of its outstanding convertible notes. During this period, approximately $40.0 million in principal amount of the Company's convertible notes was converted into shares of Class A common stock. In addition, as of August 14, 2001, the conversion of another approximately $40.0 million in principal amount of the Company's convertible notes is pending, subject to the signing of a definitive agreement. All of these conversions are pursuant to exchange agreements which the Company negotiated with a limited number of noteholders. Pursuant to these exchange agreements, the Company has issued or will issue the number of shares of Class A common stock that these noteholders are entitled to receive based on the conversion price set forth in the applicable indenture, plus an additional number of shares of Class A common stock that the Company has agreed to issue in order to induce them to convert their holdings prior to the first scheduled redemption date. The Company expects to record in the third quarter a non-cash charge equal to the fair market value of these additional shares. The Company expects to negotiate similar exchanges for its outstanding convertible notes during the third quarter and from time to time in the future, subject to market conditions. To the extent that inducement shares are issued by the Company as part of any future exchanges, the Company expects to record additional non-cash charges.

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

Results of Operations

  As of June 30, 2001, the Company owned and/or operated approximately 12,900 communications sites, as compared to approximately 9,500 communications sites as of June 30, 2000. The acquisitions consummated in 2001 and 2000 have significantly affected operations for the three and six months ended June 30, 2001, as compared to the three and six months ended June 30, 2000. See the notes to the condensed consolidated financial statements and the Company's Annual Report on Form 10-K for a description of the acquisitions consummated in 2001 and 2000.

Three Months Ended June 30, 2001 and 2000 (dollars in thousands)--Unaudited

                                      Three Months Ended
                                           June 30,        Amount of  Percentage
                                      -------------------   Increase   Increase
                                        2001       2000    (Decrease) (Decrease)
                                      ---------  --------  ---------- ----------
Revenues:
Rental and management...............  $ 106,493  $ 63,233   $43,260        68%
Network development services........    100,429    74,026    26,403        36
Satellite and fiber network access
 services...........................     56,046    29,788    26,258        88
                                      ---------  --------   -------
Total revenues......................    262,968   167,047    95,921        57
                                      ---------  --------   -------
Operating Expenses:
Rental and management...............     51,547    31,290    20,257        65
Network development services........     88,083    65,127    22,956        35
Satellite and fiber network access
 services...........................     57,801    23,242    34,559       149
                                      ---------  --------   -------
Total operating expenses excluding
 depreciation and amortization,
 development and corporate general
 and administrative expenses........    197,431   119,659    77,772        65
                                      ---------  --------   -------
Depreciation and amortization.......    103,956    67,093    36,863        55
Development expense.................      2,557     4,196    (1,639)      (39)
Corporate general and administrative
 expense............................      6,407     3,084     3,323       108
Interest expense....................     70,061    38,437    31,624        82
Interest income and other, net......      4,451     3,851       600        16
Interest income, TV Azteca, net of
 $291 and $297 of interest expense,
 respectively ......................      3,582     3,155       427        14
Loss on investment in US Wireless...     22,226              22,226       N/A
Note conversion expense.............               16,968   (16,968)      N/A
Minority interest in net losses
 (earnings) of subsidiaries.........         61       (22)      (83)     (377)
Income tax benefit..................     27,636    16,774    10,862        65
                                      ---------  --------   -------
Net loss............................  $(103,940) $(58,632)  $45,308        77%
                                      =========  ========   =======

 Rental and Management Revenue

  Rental and management revenue for the three months ended June 30, 2001 was $106.5 million, an increase of $43.3 million from the three months ended June 30, 2000. The increase resulted primarily from two factors: the acquisition and construction of additional towers from July 1, 2000 to June 30, 2001 and increased leasing activity on new and existing towers. From July 1, 2000 to June 30, 2001, we continued to implement our growth strategy by aggressively acquiring and building new towers. During that period we acquired more than 1,800 towers and constructed more than 1,700 towers. Additionally, during that same period, we added more than 4,000 tenants to both newly acquired/constructed and existing towers. This acquisition, construction and leasing activity has not only significantly increased revenue, but has also increased the scope, depth and strength of our national and international tower network, providing us with a much larger base of tower revenue for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

  In the long term, we believe that our leasing revenues are likely to grow at a more rapid rate than revenues from other segments of our business because of increasing utilization of existing tower capacity, recent and pending acquisitions and build-to-suit and other construction activities.

 Network Development Services Revenue

  Network development services revenue for the three months ended June 30, 2001 was $100.4 million, an increase of $26.4 million from the three months ended June 30, 2000. The significant growth in revenues during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 resulted primarily from a strategic acquisition and increased demand and volume for our turn-key services.

  During the fourth quarter of 2000, we acquired a tower lighting systems company that helped expand our in-house service capabilities. This acquisition provided significant additional revenues for the three months ended June 30, 2001. In addition, increased demand for other core turn-key services driven by several large national contracts and increased carrier build outs provided a significant increase in revenue for the three months ended June 30, 2001. These increases were partially offset by a decrease in sales of component parts driven by the loss in business from a key customer who has become insolvent and the general economic slow-down in the telecommunications industry.

 Satellite and Fiber Network Access Services Revenue

  Satellite and fiber network access services revenue for the three months ended June 30, 2001 was $56.0 million, an increase of $26.3 million from the three months ended June 30, 2000. The majority of the increase resulted from the consummation of several key acquisitions that occurred in 2001 and 2000 including: General Telecom, U.S. Electrodynamics, Publicom, Interpacket Networks and a Satellite Network Access Point (SNAP) facility from Swisscom. These acquisitions significantly increased our service capabilities, revenue base, and geographical scope of customers, leading to significant incremental revenues in 2001. This increase in revenue was partially offset by the non-renewal of several key customers and a decrease in demand for services in Latin America.

 Rental and Management Expense

  Rental and management expense for the three months ended June 30, 2001 was $51.5 million, an increase of $20.3 million from the three months ended June 30, 2000. The majority of the increase resulted from incremental operating expenses incurred in the three months ended June 30, 2001 for the approximately 3,500 towers that were acquired or constructed from July 1, 2000 to June 30, 2001 as discussed above. The remaining increase reflects increased bad debt expense and higher operating expenses for the three months ended
June 30, 2001 related to towers that existed as of June 30, 2000.

 Network Development Services Expense

  Network development services expense for the three months ended June 30, 2001 was $88.1 million, an increase of $23.0 million from the three months ended June 30, 2000. The significant increase in expense is primarily due to the consummation of a strategic acquisition, overall increases in the volume of services work performed, increases in the overhead costs necessary to support both internal construction and external sales and increased bad debt expense.

 Satellite and Fiber Network Access Services Expense

  Satellite and fiber network access services expense for the three months ended June 30, 2001 was $57.8 million, an increase of $34.6 million from the three months ended June 30, 2000. The primary reason for the increase was the strategic acquisitions discussed above. Other components of the increase include the building of infrastructure to help manage the growth of this segment, increased overhead related to the development of new product lines and increased bad debt expense.

 Depreciation and Amortization

  Depreciation and amortization for the three months ended June 30, 2001 was $104.0 million, an increase of $36.9 million from the three months ended June 30, 2000. The principal component of the increase is an increase in depreciation expense of $24.3 million. This is primarily a result of the Company's purchase and acquisition of approximately $1.3 billion of property and equipment from July 1, 2000 to June 30, 2001. The other component of the increase is the increased amortization of $12.6 million, resulting from our recording and amortizing approximately $557.7 million of goodwill and other intangible assets related to acquisitions consummated from July 1, 2000 to June 30, 2001.

 Development Expense

 Development expense for the three months ended June 30, 2001 was $2.6 million, a decrease of $1.6 million from the three months ended June 30, 2000. The decrease resulted primarily from reduced expenses incurred related to acquisition integration and tower site inspections and related data gathering in the three months ended June 30, 2001.

 Corporate General and Administrative Expense

  Corporate general and administrative expense for the three months ended June 30, 2001 was $6.4 million, an increase of $3.3 million from the three months ended June 30, 2000. The majority of the increase is a result of higher personnel and other administrative costs, as well as information technology costs associated with supporting our increasing number of towers, expanding revenue base and growth strategy.

 Interest Expense

  Interest expense for the three months ended June 30, 2001 was $70.1 million, an increase of $31.6 million from the three months ended June 30, 2000. The increase resulted primarily from interest expense on our credit facilities and senior notes in aggregate of $28.9 million. The remaining component of the increase represents increases in interest on other notes payable and capital leases, as well as additional deferred financing amortization.

 Interest Income and Other, net

  Interest income and other, net for the three months ended June 30, 2001, was $4.5 million, an increase of $0.6 million from the three months ended June 30, 2000. The increase is primarily related to an increase in interest earned on invested cash on hand of approximately $7.3 million offset by losses on equity investments and decreases in the fair value of derivative instruments not accounted for as hedges.

 Interest Income, TV Azteca, net

  Interest income, TV Azteca, net for the three months ended June 30, 2001 was $3.6 million, an increase of $0.4 million from the three months ended June 30, 2000. The increase results from interest earned on the entire principal amount of the note, $119.0 million, for the three months ended June 30, 2001 as compared to interest earned on a portion of the total principal amount of the note for the three months ended June 30, 2000.

 Loss on Investment in US Wireless

  During the three months ended June 30, 2001, the Company recorded an impairment charge of $22.2 million on its investment in US Wireless. The charge resulted from an assessment that a loss in value on our preferred stock investment had occurred that was other than temporary.

 Note Conversion Expense

  During the three months ended June 30, 2000, the Company acquired a portion of its 6.25% and 2.25% convertible notes in exchange for shares of its Class A common stock. As a consequence of those negotiated exchanges with certain of its noteholders, the Company recorded note conversion expense of $17.0 million. The note conversion expense represents the fair value of incremental stock issued as an inducement to noteholders to convert their holdings prior to the first scheduled redemption date. There were no such exchanges during the three months ended June 30, 2001. In August 2001, the Company entered into additional negotiated exchanges and expects to negotiate similar transactions from time to time.

 Income Tax Benefit

  The income tax benefit for the three months ended June 30, 2001 was $27.6 million, an increase of $10.9 million from the three months ended June 30, 2000. The primary reason for the increase is a result of the increase in our loss before income taxes and extraordinary losses partially offset by an increase in amortization of non-deductible goodwill arising from stock acquisitions. The effective tax rate differs in both periods from the statutory rate primarily due to the effect of non-deductible items, principally the amortization of intangible assets, on certain stock acquisitions for which we have recorded no tax benefit.

  In assessing the realizability of the deferred tax asset, we analyzed our forecast of future taxable income and potential tax planning strategies and concluded that recoverability of the net deferred tax asset is more likely than not.

Six Months Ended June 30, 2001 and 2000 (dollars in thousands)--Unaudited

                                      Six Months Ended
                                          June 30,         Amount of  Percentage
                                     --------------------   Increase   Increase
                                       2001       2000     (Decrease) (Decrease)
                                     ---------  ---------  ---------- ----------
Revenues:
Rental and management..............  $ 197,704  $ 116,940   $80,764        69%
Network development services.......    206,943    112,178    94,765        85
Satellite and fiber network access
 services..........................    120,789     53,446    67,343       126
                                     ---------  ---------   -------
Total revenues.....................    525,436    282,564   242,872        86
                                     ---------  ---------   -------
Operating Expenses:
Rental and management..............     97,137     59,782    37,355        63
Network development services.......    184,581     97,327    87,254        90
Satellite and fiber network access
 services..........................    114,114     42,258    71,856       170
                                     ---------  ---------   -------
Total operating expenses excluding
 depreciation and amortization,
 development and corporate general
 and administrative expenses.......    395,832    199,367   196,465        99
                                     ---------  ---------   -------
Depreciation and amortization......    198,955    122,291    76,664        63
Development expense................      5,302      5,184       118         2
Corporate general and administra-
 tive expense......................     11,534      6,515     5,019        77
Interest expense...................    136,740     70,587    66,153        94
Interest income and other, net.....     12,858      6,437     6,421       100
Interest income, TV Azteca, net of
 $583 and $487 of interest expense,
 respectively .....................      7,120      5,463     1,657        30
Loss on investment in US Wireless..     22,226               22,226       N/A
Note conversion expense............                16,968   (16,968)      N/A
Minority interest in net losses
 (earnings) of subsidiaries........          3        (58)      (61)     (105)
Income tax benefit.................     49,725     30,214    19,511        65
Extraordinary losses on
 extinquishment of debt............                 4,338    (4,338)      N/A
                                     ---------  ---------   -------
Net loss...........................  $(175,447) $(100,630)  $74,817        75%
                                     =========  =========   =======

 Rental and Management Revenue

  Rental and management revenue for the six months ended June 30, 2001 was $197.7 million, an increase of $80.8 million from the six months ended June 30, 2000. The increase resulted primarily from two factors: the acquisition and construction of additional towers from July 1, 2000 to June 30, 2001 and increased leasing activity on new and existing towers. From July 1, 2000 to June 30, 2001, we continued to implement our growth strategy by aggressively acquiring and building new towers. During that period we acquired more than 1,800 towers and constructed more than 1,700 towers. Additionally, during that same period, we added more than 4,000 additional tenants to both newly acquired/constructed and existing towers. This acquisition, construction and leasing activity has not only significantly increased revenue, but has also increased the scope, depth and strength of our national and international tower network, providing us with a much larger base of tower revenue for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

  In the long term, we believe that our leasing revenues are likely to grow at a more rapid rate than revenues from other segments of our business because of increasing utilization of existing tower capacity, recent and pending acquisitions and build-to-suit and other construction activities.

 Network Development Services Revenue

  Network development services revenue for the six months ended June 30, 2001 was $206.9 million, an increase of $94.8 million from the six months ended June 30, 2000. The significant growth in revenues during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 resulted primarily from strategic acquisitions and increased demand and volume for our turn-key services offset (to a lesser extent) by a decrease in sales in component parts.

  During 2000, we acquired several companies that expanded our in-house service capabilities to include: radio frequency engineering and design, steel fabrication, broadcast tower erection and the manufacture and sale of tower lighting systems. These acquisitions have provided significant increases in revenues for the six months ended June 30, 2001. In addition, increased demand for turn-key services (driven by several large national contracts and increased carrier build outs) also provided a significant increase in revenue for the six months ended June 30, 2001.

 Satellite and Fiber Network Access Services Revenue

  Satellite and fiber network access services revenue for the six months ended June 30, 2001 was $120.8 million, an increase of $67.3 million from the six months ended June 30, 2000. The majority of the increase resulted from the consummation of several key acquisitions that occurred in 2001 and 2000 including: General Telecom, U.S. Electrodynamics, Publicom, Interpacket Networks and a SNAP facility from Swisscom. These acquisitions significantly increased our service capabilities, revenue base and geographical scope of customers, leading to significant incremental revenues in 2001. This increase in revenue was partially offset by the non-renewal of several key customers and a decrease in demand for services in Latin America.

 Rental and Management Expense

  Rental and management expense for the six months ended June 30, 2001 was $97.1 million, an increase of $37.4 million from the six months ended June 30, 2000. The majority of the increase resulted from incremental operating expenses incurred in the six months ended June 30, 2001 for approximately 3,500 towers that were acquired or constructed from July 1, 2000 to June 30, 2001 as discussed above. The remaining increase reflects increased bad debt expense and higher operating expenses for the six months ended June 30, 2001 related to towers that existed as of June 30, 2000.

 Network Development Services Expense

  Network development services expense for the six months ended June 30, 2001 was $184.6 million, an increase of $87.3 million from the six months ended June 30, 2000. The majority of the increase in expense is due to the consummation of strategic acquisitions, overall increases in the volume of services work performed, increases in the overhead costs necessary to support both internal construction and external sales and increased bad debt expense.

 Satellite and Fiber Network Access Services Expense

  Satellite and fiber network access services expense for the six months ended June 30, 2001 was $114.1 million, an increase of $71.9 million from the six months ended June 30, 2000. The primary reason for the increase was the strategic acquisitions discussed above. Other components of the increase include the building of infrastructure to help manage the growth of this segment, increased overhead related to new product lines and increased bad debt expense.

 Depreciation and Amortization

  Depreciation and amortization for the six months ended June 30, 2001 was $199.0 million, an increase of $76.7 million from the six months ended June 30, 2000. The principal component of the increase is an increase in depreciation expense of $43.1 million. This is primarily a result of the Company's purchase and acquisition of approximately $1.3 billion of property and equipment from July 1, 2000 to June 30, 2001. The other component of the increase is the increased amortization of $33.6 million, resulting from our recording and amortizing approximately $557.7 million of goodwill and other intangible assets related to acquisitions consummated from July 1, 2000 to June 30, 2001.

 Development Expense

  Development expense for the six months ended June 30, 2001 was $5.3 million, an increase of $0.1 million from the six months ended June 30, 2000. The increase resulted from abandoned acquisition costs, personnel costs and tower site inspection and related data gathering costs incurred in the six months ended June 30, 2001, partially offset by a decrease in acquisition integration expenses for the same period.

 Corporate General and Administrative Expense

  Corporate general and administrative expense for the six months ended June 30, 2001 was $11.5 million, an increase of $5.0 million from the six months ended June 30, 2000. The majority of the increase is a result of higher personnel and other administrative costs, as well as information technology costs associated with supporting our increasing number of towers, expanding revenue base and growth strategy.

 Interest Expense

  Interest expense for the six months ended June 30, 2001 was $136.7 million, an increase of $66.2 million from the six months ended June 30, 2000. The increase resulted primarily from interest expense on our credit facilities and senior notes in aggregate of $60.4 million. The remaining component of the increase primarily represents interest on capital leases, as well as additional deferred financing amortization.

 Interest Income and Other, net

  Interest income and other, net for the six months ended June 30, 2001, was $12.9 million, an increase of $6.4 million from the six months ended June 30, 2000. The increase resulted primarily from interest earned on invested cash on hand offset by losses on equity investments and decreases in the fair value of derivative instruments not accounted for as hedges.

 Interest Income, TV Azteca, net

  Interest income, TV Azteca, net for the six months ended June 30, 2001 was $7.1 million, an increase of $1.7 million from the six months ended June 30, 2001. The increase results from interest earned on the entire principal amount of the note, $119.0 million, during the six months ended June 30, 2001 as compared to less than the entire principal amount of the note for a portion of the six months ended June 30, 2000.

 Loss on Investment in US Wireless

  During the six months ended June 30, 2001, the Company incurred an impairment charge of $22.2 million on its investment in US Wireless. The change resulted from an assessment that a loss in value on our preferred stock investment had occurred that was other than temporary.

 Note Conversion Expense

  During the six months ended June 30, 2000, the Company acquired a portion of its 6.25% and 2.25% convertible notes in exchange for shares of its Class A common stock. As a consequence of those negotiated exchanges with certain of its noteholders, the Company recorded note conversion expense of $17.0 million. The note conversion expense represents the fair value of incremental stock issued as an inducement to noteholders to convert their holdings prior to the first scheduled redemption date. There were no such exchanges during the six months ended June 30, 2001. In August 2001, the Company entered into additional negotiated exchanges and expects to negotiate similar transactions from time to time.

 Income Tax Benefit

  The income tax benefit for the six months ended June 30, 2001 was $49.7 million, an increase of $19.5 million from the six months ended June 30, 2000. The primary reason for the increase is a result of the increase in our loss before income taxes and extraordinary losses partially offset by an increase in amortization of non-deductible goodwill arising from stock acquisitions. The effective tax rate differs in both periods from the statutory rate primarily due to the effect of non-deductible items, principally the amortization of intangible assets, on certain stock acquisitions for which we have recorded no tax benefit.

  In assessing the realizability of the deferred tax asset, we analyzed our forecast of future taxable income and potential tax planning strategies and concluded that recoverability of the net deferred tax asset is more likely than not.

 Extraordinary Losses on Extinguishment of Debt, net

  The Company incurred extraordinary losses on the extinguishment of debt, net in the first quarter 2000 of $4.3 million. The losses were incurred as a result of an amendment and restatement of our primary credit facility ($3.0 million, net of a tax benefit of $2.0 million) and our early retirement of debt assumed as part of the UNISite, Inc. merger ($1.3 million, net of a tax benefit of $1.0 million).

Liquidity and Capital Resources

  Our liquidity needs arise from our acquisition-related activities, debt service, working capital needs and capital expenditures associated principally with our tower construction program. As of June 30, 2001, we had approximately $440.8 million in cash and cash equivalents, working capital of approximately $757.4 million and approximately $400.0 million of available borrowings under our credit facilities.

  Historically, we have met our operational liquidity needs primarily with internally generated funds and bank borrowings and have financed our acquisitions and our construction program with a combination of capital funds from sales of our equity and debt securities and bank borrowings. We expect that this trend will continue in 2001.

  Our 2001 capital budget provides for expenditures of approximately $600.0 million, ($301.0 million of which has already been incurred as of June 30, 2001) which includes towers to be built under existing build-to-suit agreements. In addition, based on the transactions executed to date, we expect to close in 2001 on transactions pending as of June 30, 2001 of approximately $465.1 million. Lastly, we believe that debt service requirements will be significant for the remainder of 2001 and into the forseeable future. We believe our current cash and cash equivalents and anticipated borrowing capacity under our credit facilities will be sufficient to meet these cash requirements. If we were to effect one or possibly two major new acquisitions in the next twelve months, we would likely require additional funds from external sources.

  For the six months ended June 30, 2001, cash flows used for operating activities were $34.9 million, as compared to cash flows used for operating activities of $42.7 million for the six months ended June 30, 2000. The change is primarily related to increased cash generated from operations (exclusive of changes in working capital).

  For the six months ended June 30, 2001, cash flows used for investing activities were $952.9 million, as compared to $1.3 billion for the six months ended June 30, 2000. The decrease in 2001 is primarily due to a decrease in cash expended for mergers and acquisitions of approximately $499.3 million offset by an increase in property and equipment expenditures.

  For the six months ended June 30, 2001, cash flows provided by financing activities were $1.4 billion as compared to $1.8 billion for the six months ended June 30, 2000. The decrease is primarily related to a reduction in net cash inflows from bank borrowings and external debt and equity offerings in aggregate.

  As of June 30, 2001, we had outstanding the indebtedness of $3.6 billion, certain of which is described below under "Credit Facilities" and "Equity Offering and Note Placement". As of June 30, 2001, we had outstanding $212.7 million principal amount of our 6.25% convertible notes due October 15, 2009, $262.3 million principal amount of our 2.25% convertible notes due October 15, 2009, $450.0 million principal amount of our 5% convertible notes due February 1, 2010 and other debt of approximately $220.5 million. We may need to raise cash from external sources to meet our debt service obligations and to pay the principal amounts of our indebtedness when due.

  Credit Facilities. Our credit facilities provide us with a borrowing capacity of up to $2.0 billion, with the option to increase the capacity up to an additional $500.0 million, subject to lender approval. Borrowings under the credit facilities are subject to certain borrowing base restrictions, such as operating cash flow and tower construction cost levels. Our credit facilities currently include a $650.0 million credit facility which was fully available (subject to the borrowing base restrictions) on June 30, 2001, maturing on June 30, 2007, an $850.0 million multi-draw Term Loan A, which was fully drawn on June 30, 2001, maturing on June 30, 2007, and a $500.0 million Term Loan B, which was fully drawn on June 30, 2001 maturing on December 31, 2007. The credit facilities are scheduled to amortize quarterly commencing in March 2003.

  We are currently in the process of negotiating the terms of an additional $500.0 million of borrowings under our credit facilities as discussed in the preceding paragraph, although no agreements have been executed. If an agreement is reached, we expect the additional borrowing to occur during the third quarter of 2001. We cannot, however, assure you we will negotiate and close any additional borrowings.

  Our credit facilities contain certain financial and operational covenants and other restrictions with which the borrower subsidiaries and restricted subsidiaries must comply, whether or not there are any borrowings outstanding. The parent company is also restricted with respect to indebtedness. We and the restricted subsidiaries have guaranteed all of the loans. We have secured the loans by liens on substantially all assets of the borrower subsidiaries and the restricted subsidiaries and substantially all outstanding capital stock and other debt and equity interests of all of our direct and indirect subsidiaries.

  Under our credit facilities, we are also required to maintain an interest reserve for our convertible notes and our senior notes. These funds can only be used to make scheduled interest payments on our outstanding convertible notes and senior notes. As of June 30, 2001 we had approximately $119.8 million of restricted cash and investments related to such interest reserve.

  In February 2001, our Mexican subsidiary, American Tower Corporation de Mexico, S. de R.L. de C.V., which we refer to as ATC Mexico, and two of its subsidiaries consummated a loan agreement with a group of banks providing a credit facility of an initial aggregate amount of $95.0 million. If additional lenders are made party to the agreement, the size of the facility may increase to $140.0 million. We have committed to ATC Mexico to loan up to $45.0 million if additional lenders are not made party to the agreement. Our commitment will be reduced on a dollar-for-dollar basis if additional lenders join the ATC Mexico loan agreement. This loan agreement requires maintenance of various financial covenants and ratios and is guaranteed and collateralized by substantially all of the assets of ATC Mexico and the assets of its subsidiaries. All amounts borrowed under the loan agreement are due on September 30, 2003. The lenders' commitment to make loans under the loan agreement expires on March 31, 2002. As of June 30, 2001, an aggregate of $95.0 million was outstanding under the loan agreement.

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

  ATC Separation--We continue to be obligated under the ATC Separation agreement for certain tax liabilities to CBS Corporation and American Radio Systems. As of June 30, 2001 no matters covered under this indemnification have been brought to our attention.

  Acquisitions and Construction. We expect that the consummated acquisitions and current and future construction activities will have a material impact on liquidity. We believe that the acquisitions, once integrated, will have a favorable impact on liquidity and will offset the initial effects of the funding requirements. We also believe that the construction activitites may initially have an adverse effect on our future liquidity as newly constructed towers will initially decrease overall liquidity. However, as such sites become fully operational and achieve higher utilization, we expect that they will generate tower cash flow and, in the long-term, increase liquidity. As of June 30, 2001, we were a party to various agreements relating to the acquisition of assets or businesses from various third parties and were involved in the construction of numerous towers, pursuant to build-to-suit agreements and for other purposes (see note 4 of the condensed consolidated financial statements).

  Economic Conditions. The slow down in the economy could reduce consumer demand for wireless services, thereby causing providers to delay implementation of new systems and technologies. We believe that the economic slow down in 2001 has harmed, and may continue to harm, the financial condition of some wireless service providers.

  Convertible Note Exchanges. From the beginning of the third quarter of 2001 through August 14, 2001, the Company acquired a portion of its outstanding convertible notes. During this period, approximately $40.0 million in principal amount of the Company's convertible notes was converted into shares of Class A common stock. In addition, as of August 14, 2001, the conversion of another approximately $40.0 million in principal amount of the Company's convertible notes is pending, subject to the signing of a definitive agreement. All of these conversions are pursuant to exchange agreements which the Company negotiated with a limited number of noteholders. Pursuant to these exchange agreements, the Company has issued or will issue the number of shares of Class A common stock that these noteholders are entitled to receive based on the conversion price set forth in the applicable indenture, plus an additional number of shares of Class A common stock that the Company has agreed to issue in order to induce them to convert their holdings prior to the first scheduled redemption date. The Company expects to record in the third quarter a non-cash charge equal to the fair market value of these additional shares. The Company expects to negotiate similar exchanges for its outstanding convertible notes during the third quarter and from time to time in the future, subject to market conditions. To the extent that inducement shares are issued by the Company as part of any future exchanges, the Company expects to record additional non-cash charges.

  Recent Accounting Pronouncements--On January 1, 2001, the Company adopted the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments. Specifically, it requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair market value of a derivative (that is unrealized gains or losses) is recorded as a component of an entity's net income or other comprehensive income, depending upon designation (as defined in the statement). Such adoption resulted in a charge to other comprehensive income of $7.9 million, net of tax, from the cumulative effect of adopting this standard.

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

  During the six months ended June 30, 2001, the Company recorded an unrealized loss, excluding the charge for the cumulative effect of adopting SFAS No. 133, of approximately $7.9 million (net of a tax benefit of approximately $4.2 million) in other comprehensive loss for the change in fair value of cash flows hedges and amounts reclassified into results of operations. Hedge ineffectiveness resulted in a loss of approximately $1.0 million for the six months ended June 30, 2001 and was recorded in "interest income and other, net". The Company records the changes in fair value of its derivative instruments that are not accounted for as hedges in "interest income and other, net". At June 30, 2001 the fair value of the Company's derivative instruments represented a liability of approximately $25.8 million and is included in "other long-term liabilities".

  In June 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

  In June 2001, SFAS No. 142, "Goodwill and Other intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

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

Our substantial leverage and debt service obligations may adversely affect our cash flow and our ability to make payments on our senior notes

  As of June 30, 2001 we had outstanding $3.6 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

Our construction program increases our exposure to risks that could increase costs and adversely affect our earnings and growth

  Our construction activities involve substantial risks. These risks include:

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

Expanding operations into foreign countries could create expropriation, governmental regulation, funds inaccessibility, foreign exchange exposure and management problems

  Our expansion into Mexico and Brazil, and other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. We have made a substantial loan to a Mexican company and have acquired and are constructing a sizable number of towers in that country. We also acquired the rights to 156 communications towers in Brazil and entered into a build-to-suit agreement for an additional 400 towers in that country. As a result of acquisitions by Verestar, we have network operation centers in Europe, Asia, South America and Africa. We may also engage in comparable transactions in other countries in the future. Among the risks of foreign operations are governmental expropriation and regulation, inability to repatriate earnings or other funds, currency fluctuations, difficulty in recruiting trained personnel, and language and cultural differences, all of which could adversely affect these operations.

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

Our business is subject to government regulations and changes in current or future laws or regulations could harm our business

  We are subject to federal, state and local and foreign regulation of our business. Both the FCC and the FAA regulate towers used for wireless communications and radio and television antennae. In addition, the FCC separately licenses and regulates wireless communication devices and television and radio stations operating from towers. Similar regulations exist in Mexico and other foreign jurisdictions regarding wireless communications and the operation of communications towers. Failure to comply with applicable requirements may lead to monetary penalties and other sanctions, including being disqualified from holding licenses for our Verestar business or registrations for our towers and may require us to indemnify our customers against any such failure to comply. New regulations may impose additional costly burdens on us, which may affect our revenues and cause delays in our growth.

  In January 2001, the FCC concluded investigations of several operators of communications towers, including us. The FCC sent us a Notice of Apparent Liability for Forfeiture ("NAL") preliminarily determining that we had failed to file specified informational forms, had failed to properly post specified information at various tower sites and on one occasion had failed to properly light a tower. The FCC also ordered an additional review of our overall procedures for and degree of compliance with the FCC's regulations. We have reached a settlement with the FCC regarding the compliance issues arising out of the Notice of Apparent Liability in the form of a Consent Decree. As part of the Consent Decree, the FCC has rescinded the NAL and terminated the further investigation ordered in the NAL. We have agreed to make a voluntary contribution of $0.3 million to the U.S. Treasury and to maintain an active compliance plan. Such payment will be made in September 2001.

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

Control by our principal stockholders could deter mergers where you could get more than current market price for your stock

  Steven B. Dodge, together with his affiliates, owned approximately 26% of our total voting power as of February 28, 2001. Control by Mr. Dodge and others may discourage a merger or other takeover of our company in which holders of common stock might be paid a premium for their shares over then-current market prices. Mr. Dodge, together with a limited number of our directors, may be able to control or block the vote on mergers and other matters submitted to the common stockholders.

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

                               Three months ended          Six months ended
                                  June 30, 2001              June 30, 2001
                            --------------------------  -----------------------
                                           Restricted                Restricted
                            Consolidated   Group (1)    Consolidated  Group(1)
                            ------------  ------------  ------------ ----------
Statement of Operations
 Data (in thousands):
Operating revenues........  $   262,968   $    206,922   $ 525,436   $ 404,647
                            -----------   ------------   ---------   ---------
Operating expenses:
Operating expenses........      197,431        139,630     395,832     281,718
Depreciation and
 amortization.............      103,956         86,186     198,955     167,031
Development expense.......        2,557          2,146       5,302       4,602
Corporate general and
 administrative expense...        6,407          6,407      11,534      11,534
                            -----------   ------------   ---------   ---------
  Total operating
   expense................      310,351        234,369     611,623     464,885
                            -----------   ------------   ---------   ---------
Loss from operations......      (47,383)       (27,447)    (86,187)    (60,238)
Interest expense..........      (70,061)       (67,390)   (136,740)   (131,471)
Interest income and other,
 net......................        4,451          4,585      12,858      13,008
Interest income, TV
 Azteca...................        3,582          3,582       7,120       7,120
Loss on investment in US
 Wireless.................      (22,226)       (22,226)    (22,226)    (22,226)
Minority interest in net
 earnings of
 subsidiaries.............           61             61           3           3
                            -----------   ------------   ---------   ---------
Loss before income taxes
 and extraordinary
 losses...................  $  (131,576)  $   (108,835)  $(225,172)  $(193,804)
                            ===========   ============   =========   =========

                                                        June 30, 2001
                                                ------------------------------
                                                Consolidated  Restricted Group
                                                ------------- ----------------
Balance Sheet Data (in thousands):
Cash and cash equivalents...................... $     440,842  $     423,713
Restricted cash and investments................       119,757        119,757
Property and equipment, net....................     2,912,155      2,616,516
Total assets...................................     7,002,398      6,346,012
Long-term obligations, including current
 portion.......................................     3,590,488      3,472,512
Net debt(2)....................................     3,029,889      2,929,042
Total stockholders' equity.....................     3,062,243      3,062,243

--------
(1) Corporate overhead allocable to Verestar and interest expense related to intercompany borrowings by Verestar (unrestricted subsidiary) have not been excluded from results shown for the restricted group.
(2) Net debt represents long-term obligations, including current portion, less cash and cash equivalents and restricted cash and investments.

  Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indenture for our senior notes, are as follows:

  Tower Cash Flow, for the three months ended June 30, 2001........ $    58,528
                                                                    ===========
  Consolidated Cash Flow, for the twelve months ended June 30,
   2001............................................................ $   240,648
    Less: Tower Cash Flow, for the twelve months ended June 30,
     2001..........................................................    (196,658)
    Plus: four times Tower Cash Flow, for the three months ended
     June 30, 2001.................................................     234,112
                                                                    -----------
  Adjusted Consolidated Cash Flow, for the twelve months ended June
   30, 2001........................................................ $   278,102
                                                                    ===========
  Non-Tower Cash Flow, for the twelve months ended June 30, 2001... $    30,090
                                                                    ===========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to market risk from changes in interest rates on our long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate caps, swaps, collars and swaptions pursuant to our policies. All derivative financial instruments are for purposes other than trading. For the six months ended June 30, 2001, we increased our borrowings under our credit facilities by approximately $95.0 million. In addition, we completed a private placement of $1.0 billion of our senior notes issued at 100% of their face amount. The proceeds from the above have and will be used to finance construction and acquisitions. In the short-term, we invested any unused proceeds in marketable debt securities, commercial paper and cash and cash equivalents. Lastly, in June 2001 we entered into an interest rate collar agreement with a total notional amount of $47.5 million expiring in June 2003.

  The following table provides information as of June 30, 2001 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate caps, swaps, collars and swaptions, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates.

                      Twelve Month Period Ended June 30,
 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (in
                                  thousands)

Long-Term Debt               2002          2003         2004     2005     2006   Thereafter    Total    Fair Value
--------------            ----------    ----------    -------- -------- -------- ----------  ---------- ----------
Fixed Rate Debt(a)......  $             $             $        $        $        $1,925,011  $1,925,011 $1,789,329
Average Interest
 Rate(a)................                                                               7.55%

Variable Rate Debt (a)..  $             $   28,000    $219,000 $217,500 $249,375 $  731,125  $1,445,000 $1,445,000

 Aggregate Notional Amounts Associated with Interest Rate Caps, Swaps, Collars and Swaptions in Place during the Twelve Month
 Period Ended June 30, and Interest Rate Detail by Contractual Maturity Dates
                                (in thousands)

Interest Rate CAPS
------------------
Notional Amount.........  $  364,980(c)
Cap Rate................        9.00%
Interest Rate SWAPS
-------------------
Notional Amount.........  $  395,000(d) $  365,000(e)                                                   $  (15,428)
Weighted-
 Average Fixed Rate
 Payable(b).............        6.69%         6.67%
Interest Rate COLLARS
---------------------
Notional Amount.........  $  512,500(f) $  327,500(g)                                                   $  (12,773)
Weighted-
 Average Below Floor
 Rate Payable, Above Cap
 Rate Receivable(b).....  6.14%-8.54%   5.75%-8.01%
Interest Rate SWAPTIONS
-----------------------
Notional Amount.........  $  290,000(h)                                                                 $    2,365
Weighted-Average Rate(b)        6.56%

-------
(a) June 30, 2001 variable rate debt consists of our domestic and Mexican credit facilities ($1.45 billion) and fixed rate debt consists of the 2.25% and 6.25% convertible notes ($475.0 million), the 5.0% convertible notes ($450.0 million) and the senior notes ($1.0 billion). Interest on the credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the Base Rate plus margin (as defined). The average interest rate in effect at June 30, 2001 for the credit facilities was 7.24%. For the six months ended June 30, 2001, the weighted average interest rate under the credit facilities was 8.58%. The 2.25% and 6.25% convertible notes each bear interest (after giving effect to the accretion of the original discount on the 2.25% convertible notes) at 6.25%, which is payable semiannually on April 15 and October 15 of each year. The 5.0% convertible notes bear interest at 5.0% which is payable semiannually on February 15 and August 15 of each year. The senior notes bear interest at 9 3/8% which is payable semiannually on February 1 and August 1 of each year beginning August 1, 2001.
(b) Represents the weighted-average fixed range of interest based on contract notional amount as a percentage of total notional amounts in a given year.
(c)  Includes notional amounts of $364,980 that will expire in February 2002.
(d)  Includes notional amounts of $30,000 that will expire in March 2002.
(e) Includes notional amounts of $75,000 and $290,000 that will expire in January and February 2003, respectively.
(f)  Includes notional amount of $185,000 that will expire in May 2002.
(g) Includes notional amounts of $95,000, $185,000 and $47,500 that will expire in July 2002 and May and June 2003, respectively.
(h)  Includes notional amounts of $290,000 that will expire in August 2001.

  As discussed above, we maintain a portion of our cash and cash equivalents and short-term investments in financial instruments that are subject to interest rate risks. Due to the relatively short duration of such instruments, fluctuations in interest rates should not materially affect our financial condition or results of operations.

  The effect of foreign currency fluctuations on our foreign operations, which include Mexico and Brazil, have not been significant to date. This has been the case in Mexico primarily because most contracts are denominated in U.S. dollars, and in Brazil because we are in the early stages of developing our network. Accordingly, foreign currency risk has not been material for the six months ended June 30, 2001.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  As previously disclosed by the Company in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, on April 23, 2001 the District Attorney for the County of Santa Clara, California filed a civil complaint against the Company in the Superior Court of California. The complaint alleges record keeping, registration, hazardous materials management and filing violations under California environmental laws. The complaint does not allege any contamination of the environment occurred as a result of the alleged violations. The Company has taken measures to ensure that these sites are in compliance with appliance California environmental laws and believes that they are currently in compliance with such laws. On May 23, 2001, the Company filed an answer to the complaint formally denying the allegations. The Company believes that the resolution of the violations alleged in the complaint will not have a material adverse effect on its financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  On March 1, 2001, the Company consummated its acquisition of Vancomm, Inc. pursuant to which it issued to the former stockholders of Vancomm 43,890 shares of Class A Common Stock as consideration for the acquisition.

  On March 12, 2001, the Company issued 100,000 shares of Class A common stock to J.P. Morgan Partners (23A SBIC), LLC in exchange for 78,432 shares of Class B common stock, $0.01 par value per share, of America Connect, Inc.

  On June 29, 2001, the Company consummated its acquisition of Site Advantage, Inc. pursuant to which it issued 298,170 shares of Class A Common Stock to the former stockholders of Site Advantage, Inc. as consideration, in part, for the acquisition.

  The Company issued all the shares referred to in the foregoing paragraphs in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. As a basis for doing so, the Company relied on the following facts: (1) the Company offered the securities to a limited number of offerees without any general solicitation, (2) the Company obtained representations from the purchasers regarding their financial suitability and investment intent and (3) the Company issued all of the securities with restrictive legends on the certificates to limit resales.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The 2001 Annual Meeting of Stockholders was held on Thursday, May 17, 2001, to consider and act upon the following matters, all of which were approved and adopted. The results of the stockholder voting were as follows:

1. To elect eight (8) Directors including two "Class A" directors to be elected by the holders of Class A common stock, voting separately as a class, for the ensuing year or until their successors are elected and qualified.

                                                           Votes Cast    Votes
                                                               For     Withheld
                                                           ----------- ---------
   Steven B. Dodge........................................ 221,851,565 7,657,484
   Thomas H. Stoner....................................... 228,390,272 1,118,777
   Arnold L. Chavkin...................................... 228,232,411 1,276,638
   Alan L. Box............................................ 221,853,815 7,655,234
   J. Michael Gearon, Jr.................................. 220,918,915 7,590,134
   David W. Garrison...................................... 222,002,514 7,506,535
   Fred R. Lummis*........................................ 152,322,070 1,274,779
   Maggie Wilderotter*.................................... 152,478,190 1,118,658

--------
 * In accordance with the Company's Restated Certificate of Incorporation, the holders of Class A common stock, exclusive of all other stockholders, are entitled to elect two of the Company's directors. Mr. Lummis and Ms. Wilderotter were nominated as the Class A directors and elected by the holders of the Class A common stock.

2. To approve an evergreen amendment to the Company's 1997 Stock Option Plan, as amended and restated, to provide for automatic annual increases in the number of shares of the Company's Class A common stock available for issuance thereunder.

                                                                                 Broker
   Votes Cast For         Votes Against             Votes Withheld             Non- Votes
   --------------         -------------             --------------             ----------
   148,322,087             53,512,184                  219,344                 27,455,434

3. To ratify the selection by the Board of Directors of Deloitte & Touche LLP as the Company's independent auditors for 2001.

                                                                          Broker Non-
   Votes Cast For        Votes Against           Votes Withheld              Votes
   --------------        -------------           --------------           -----------
   226,025,491             3,378,326                105,232                     0

ITEM 5. OTHER INFORMATION

  The following information updates the status of the ALLTEL transaction as previously disclosed by us in Current Reports on Form 8-K filed on December 20, 2000, April 17, 2001, June 11, 2001 and July 9, 2001 and in a Quarterly Report on Form 10-Q filed by us on May 15, 2001.

  On August 1, 2001, we closed on the sublease of 181 towers pursuant to our agreement with ALLTEL. These towers were used by ALLTEL primarily in connection with its business of providing consumer wireless services. We plan to lease space on the towers to third parties. In connection with this closing, we paid consideration of approximately $54.3 million in cash. The amount of consideration and the terms of the agreement were based upon arms-length negotiations between unaffiliated parties. There are no material relationships between us and ALLTEL or any of its respective affiliates, officers or directors. We financed the transaction through available cash-on-hand, including proceeds from our January 2001 equity and debt financings. For more information about our agreement with ALLTEL, see our Current Reports on Form 8-K filed on December 20, 2000, April 17, 2001, June 11, 2001 and July 9, 2001; our Quarterly Report on Form 10-Q filed May 15, 2001; note 4 to the condensed consolidated financial statements set forth herein; and the exhibits incorporated by reference into this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

  Listed below are the exhibits which are filed as part of this Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K).

 Exhibit No. Description of Exhibit
 ----------- ----------------------
    10.1*    Amended and Restated American Tower Systems Corporation 1997 Stock Option Plan,
             as amended May 17, 2001.
    10.2     Amended and Restated Registration Rights Agreement, dated as of February 25,
             1999, by and among ATC and each of the Parties named therein.

--------
* Compensatory Plan

  (b) Reports on Form 8-K.

  During the quarter ended June 30, 2001, the Registrant filed with the Commission the following Current Reports on Form 8-K:

  1.Form 8-K (Item 2) filed on April 17, 2001.
  2.Form 8-K (Item 2) filed on June 11, 2001.
  3.Form 8-K (Items 5 and 7) filed on June 22, 2001.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          American Tower Corporation

                                          By: /s/ Joseph L. Winn
Date: August 14, 2001                        ----------------------------------
                                                       Joseph L. Winn
                                                Chief Financial Officer and
                                                         Treasurer
                                                 (Duly Authorized Officer)

Date: August 14, 2001                     By: /s/ Justin D. Benincasa
                                             ----------------------------------
                                                    Justin D. Benincasa
                                                 Senior Vice President and
                                                    Corporate Controller
                                                 (Duly Authorized Officer)