Form 10-Q
period 2001-09-30
AMERICAN TOWER CORP /MA/
filed 2001-11-14
CIK 1053507

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-Q

                               ----------------

(Mark One):

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended September 30, 2001.

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

                                                                     Outstanding
                                                                         at
                                                                     November 1,
Class of Common Stock                                                   2001
---------------------                                                -----------
Class A Common Stock................................................ 184,826,952
Class B Common Stock................................................   8,001,769
Class C Common Stock................................................   2,267,813
                                                                     -----------
  Total............................................................. 195,096,534
                                                                     ===========

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           AMERICAN TOWER CORPORATION

                                     INDEX

                                                                         Page No.
                                                                         --------
                     PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

    Condensed Consolidated Balance Sheets as of September 30, 2001 and
     December 31, 2000.................................................      1
    Condensed Consolidated Statements of Operations for the three and
     nine months ended September 30, 2001 and 2000.....................      2
    Condensed Consolidated Statements of Cash Flows for the nine months
     ended September 30, 2001 and 2000.................................      3
    Notes to Condensed Consolidated Financial Statements...............      4

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................     12

Item 3. Quantitative and Qualitative Disclosures about Market Risk.....     30

                      PART II. OTHER INFORMATION

Item 1. Legal Proceedings..............................................     32

Item 2. Changes in Securities and Use of Proceeds......................     32

Item 5. Other Information..............................................     32

Item 6. Exhibits and Reports on Form 8-K...............................     32

Signatures.............................................................     34

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS--Unaudited
                       (In Thousands, Except Share Data)

                                                      September 30, December 31,
                                                          2001          2000
                                                      ------------- ------------
ASSETS
Current Assets:
 Cash and cash equivalents..........................   $  276,094    $   82,038
 Restricted cash and investments....................       62,225        46,036
 Accounts receivable, net of allowance for doubtful
  accounts of $28,565 and $19,809, respectively.....      204,273       194,011
 Prepaid and other current assets...................       64,068        42,377
 Inventories........................................       50,414        47,872
 Cost and earnings in excess of billings on
  uncompleted contracts and unbilled receivables....       67,943        43,652
 Deferred income taxes..............................       15,175        15,166
                                                       ----------    ----------
 Total current assets...............................      740,192       471,152
                                                       ----------    ----------
Property and equipment, net.........................    3,177,651     2,296,670
Goodwill and other intangible assets, net...........    2,513,923     2,505,681
Deferred income taxes...............................      226,642       140,395
Other long-term assets..............................      260,101       246,781
                                                       ----------    ----------
 Total..............................................   $6,918,509    $5,660,679
                                                       ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term obligations...........   $   12,169    $   11,178
 Accounts payable and accrued expenses..............      171,331       161,337
 Accrued tower construction costs...................       29,639        45,315
 Accrued interest...................................       39,825        31,708
 Billings in excess of costs on uncompleted
  contracts and unearned revenue....................       50,948        48,248
                                                       ----------    ----------
 Total current liabilities..........................      303,912       297,786
                                                       ----------    ----------
Long-term obligations...............................    3,536,018     2,457,045
Other long-term liabilities.........................       57,145        12,472
                                                       ----------    ----------
 Total liabilities..................................    3,897,075     2,767,303
                                                       ----------    ----------
Minority interest in subsidiaries...................        5,411        16,346
                                                       ----------    ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred Stock; $0.01 par value; 20,000,000 shares
 authorized; no shares issued or outstanding........
Class A Common Stock; $0.01 par value; 500,000,000
 shares authorized; 184,961,549 and 170,180,549
 shares issued, 184,816,952 and 170,035,952 shares
 outstanding, respectively..........................        1,850         1,701
Class B Common Stock; $0.01 par value; 50,000,000
 shares authorized; 8,001,769 and 8,095,005 shares
 issued and outstanding, respectively...............           80            81
Class C Common Stock; $0.01 par value; 10,000,000
 shares authorized; 2,267,813 shares issued and
 outstanding, respectively..........................           23            23
Additional paid-in capital..........................    3,636,142     3,174,622
Accumulated other comprehensive loss................      (22,290)
Accumulated deficit.................................     (595,442)     (295,057)
 Less: Treasury stock (144,597 shares of Class A
  Common Stock at cost).............................       (4,340)       (4,340)
                                                       ----------    ----------
 Total stockholders' equity.........................    3,016,023     2,877,030
                                                       ----------    ----------
 Total..............................................   $6,918,509    $5,660,679
                                                       ==========    ==========

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS--Unaudited
                     (In Thousands, Except Per Share Data)

                                     Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                     -------------------  --------------------
                                       2001       2000      2001       2000
                                     ---------  --------  ---------  ---------
REVENUES:
  Rental and management............. $ 120,032  $ 75,535  $ 317,736  $ 192,475
  Network development services......   118,762    91,185    325,705    203,363
  Satellite and fiber network access
   services.........................    57,402    42,238    178,191     95,684
                                     ---------  --------  ---------  ---------
      Total operating revenues......   296,196   208,958    821,632    491,522
                                     ---------  --------  ---------  ---------
OPERATING EXPENSES:
  Operating expenses excluding
     depreciation and amortization,
     and development and corporate
     general and administrative
     expenses:
    Rental and management...........    58,605    37,335    155,742     97,117
    Network development services....   105,609    75,741    290,190    173,068
    Satellite and fiber network
     access services................    55,353    32,060    169,467     74,318
  Depreciation and amortization.....   118,898    75,973    317,853    198,264
  Development expense...............     1,736     5,311      7,038     10,495
  Corporate general and
   administrative expense...........     7,353     3,442     18,887      9,957
                                     ---------  --------  ---------  ---------
      Total operating expenses......   347,554   229,862    959,177    563,219
                                     ---------  --------  ---------  ---------
LOSS FROM OPERATIONS................   (51,358)  (20,904)  (137,545)   (71,697)
                                     ---------  --------  ---------  ---------
OTHER INCOME (EXPENSE):
  Interest expense..................   (73,483)  (41,752)  (210,223)  (112,339)
  Interest income and other, net....       720     6,560     13,578     12,997
  Interest income, TV Azteca, net...     3,627     3,607     10,747      9,070
  Loss on investment in US
   Wireless.........................    (1,182)             (23,408)
  Note conversion expense...........   (26,336)             (26,336)   (16,968)
  Minority interest in net
   (earnings) losses of
   subsidiaries.....................       (19)      140        (16)        82
                                     ---------  --------  ---------  ---------
      Total other expense...........   (96,673)  (31,445)  (235,658)  (107,158)
                                     ---------  --------  ---------  ---------
LOSS BEFORE INCOME TAXES AND EX-
 TRAORDINARY LOSSES.................  (148,031)  (52,349)  (373,203)  (178,855)
INCOME TAX BENEFIT..................    23,093    12,822     72,818     43,036
                                     ---------  --------  ---------  ---------
LOSS BEFORE EXTRAORDINARY LOSSES....  (124,938)  (39,527)  (300,385)  (135,819)
EXTRAORDINARY LOSSES ON
 EXTINGUISHMENT OF DEBT,
 NET OF INCOME TAX BENEFIT OF
 $2,892.............................                                    (4,338)
                                     ---------  --------  ---------  ---------
NET LOSS............................ $(124,938) $(39,527) $(300,385) $(140,157)
                                     =========  ========  =========  =========
BASIC AND DILUTED LOSS PER COMMON
 SHARE AMOUNTS
  Loss before extraordinary losses.. $   (0.65) $  (0.22) $   (1.58) $   (0.82)
  Extraordinary losses..............                                     (0.03)
                                     ---------  --------  ---------  ---------
NET LOSS............................ $   (0.65) $  (0.22) $   (1.58) $   (0.85)
                                     =========  ========  =========  =========
WEIGHTED AVERAGE COMMON SHARES OUT-
 STANDING...........................   193,135   178,056    190,380    165,244
                                     =========  ========  =========  =========

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--Unaudited
                                 (In Thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                        ----------------------
                                                           2001        2000
                                                        ----------  ----------
CASH FLOWS USED FOR OPERATING ACTIVITIES
  Net loss............................................. $ (300,385) $ (140,157)
  Non-cash items reflected in statement of operations..    343,293     190,862
  Increase in current assets...........................    (52,371)   (114,837)
  (Decrease) increase in current liabilities...........    (11,555)     26,351
                                                        ----------  ----------
Cash used for operating activities.....................    (21,018)    (37,781)
                                                        ----------  ----------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Payments for purchase of property and equipment and
   construction activities.............................   (441,867)   (346,161)
  Payments for acquisitions, net of cash acquired......   (688,557) (1,163,281)
  Deposits, investments and other......................    (72,116)    (97,435)
                                                        ----------  ----------
Cash used for investing activities..................... (1,202,540) (1,606,877)
                                                        ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities and other debt....    181,500   1,377,500
  Proceeds from senior notes offering..................  1,000,000
  Proceeds from convertible notes offering.............                450,000
  Repayment of notes payable and credit facilities.....    (77,691)   (496,729)
  Net proceeds from equity offerings and stock
   options.............................................    365,684     532,548
  Deferred financing costs, restricted cash and
   investments and other...............................    (51,879)    (37,403)
                                                        ----------  ----------
Cash provided by financing activities..................  1,417,614   1,825,916
                                                        ----------  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS..............    194,056     181,258
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........     82,038      25,212
                                                        ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD............... $  276,094  $  206,470
                                                        ==========  ==========

CASH PAID FOR INCOME TAXES............................. $    4,998  $    2,772
                                                        ==========  ==========
CASH PAID FOR INTEREST................................. $  196,586  $   93,848
                                                        ==========  ==========

NON-CASH TRANSACTIONS:
  Issuance of common stock, warrants and options for
   acquisitions........................................ $    7,077  $  145,852
  Issuance of common stock for equity investment.......      2,464
  Treasury stock transactions..........................                  2,752
  Note conversion transaction (including note
   conversion expense).................................     60,107     136,400
  TV Azteca transaction................................                 25,819
  Capital leases.......................................     31,853      38,529
  Note receivable converted to investment..............      7,772

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

  Loss Per Common Share--Basic and diluted loss per common share has been computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by adjusting the weighted average number of common shares for dilutive potential common shares outstanding during the period, if any. In computing diluted per share amounts, the Company uses the treasury stock method, whereby unexercised options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Shares issuable upon exercise of options, warrants and other dilutive securities have been excluded from the computation of diluted loss per common share as the effect is anti-dilutive. Had options, warrants and other dilutive securities been included in the computation, weighted average shares for the diluted computation would have increased by approximately 29.5 million and
38.4 million for the three months ended September 30, 2001 and 2000, respectively, and 32.3 million and 40.3 million for the nine months ended September 30, 2001 and 2000, respectively.

  Recent Accounting Pronouncements--On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments. Specifically, it requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair market value of a derivative (that is unrealized gains or losses) is recorded as a component of an entity's net income or other comprehensive income, depending upon designation (as defined in the statement). The cumulative effect of adopting this statement resulted in a charge to other comprehensive income of $7.9 million, net of tax.

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

  During the nine months ended September 30, 2001, the Company recorded an unrealized loss, excluding the charge for the cumulative effect of adopting SFAS No. 133, of approximately $21.1 million (net of a tax benefit of approximately $11.4 million) in other comprehensive loss for the change in fair value of cash flow hedges and reclassified $6.1 million (net of a tax benefit of approximately $3.3 million) into results of operations. Hedge ineffectiveness resulted in a gain of approximately $1.6 million for the nine months ended September 30, 2001 and was recorded in "interest income and other, net". The Company records the changes in fair value of its derivative instruments that are not accounted for as hedges in "interest income and other, net". At September 30, 2001 the

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES fair value of the Company's derivative instruments represented a liability of approximately $39.8 million and is included in "other long-term liabilities". The Company estimates that approximately $16.5 million of derivative losses (net of tax benefit) included in other comprehensive loss will be reclassified into the statement of operations within the next twelve months.

  In June 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

  In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other intangibles from an amortization method to an impairment-only approach. Amortization of goodwill and certain other intangibles will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

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

3. Inventories

  Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) basis. The components of inventories are as follows (in thousands):

                                           September 30,  2001 December 31, 2000
                                           ------------------- -----------------
Raw materials.............................      $ 28,708           $ 20,887
Finished goods............................        19,910             25,947
Work in process...........................         1,796              1,038
                                                --------           --------
  Total...................................      $ 50,414           $ 47,872
                                                ========           ========

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

4. Acquisitions

  General--The acquisitions consummated during the nine month period ended September 30, 2001 have been accounted for by the purchase method of accounting. The purchase prices have been allocated to the net assets acquired, principally intangible and tangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill and other intangible assets. For certain acquisitions, the condensed consolidated financial statements reflect the preliminary allocation of purchase prices, as the appraisals of assets acquired have not been finalized. The Company does not expect any changes in depreciation and amortization as a result of such appraisals to be material to the Company's consolidated results of operations.

  During the nine month period ended September 30, 2001, the Company acquired various communication sites and related businesses and satellite and fiber network access service assets for an aggregate preliminary purchase price of approximately $690.9 million. The total purchase price includes the payment of $683.8 million in cash and the issuance of 342,069 shares of Class A common stock valued at approximately $7.1 million. Included in the above are amounts paid by the Company in connection with our agreement with ALLTEL. With the exception of the ALLTEL transaction discussed below, none of the individual acquisitions consummated during the nine months ended September 30, 2001 was deemed significant. The following summarizes the ALLTEL transaction to date.

  ALLTEL transaction--In December 2000, the Company entered into an agreement to acquire the rights from ALLTEL to up to 2,193 communications towers through a fifteen-year sublease agreement. Under the agreement, the Company will sublease these towers for cash consideration of up to $657.9 million. ALLTEL also granted the Company the option to sublease approximately 200 additional towers (to be selected by the Company on a site-by-site basis) for cash consideration of up to $300,000 per tower. Under the agreement, the Company has the option to purchase the towers at the end of the fifteen-year term. During the nine months ended September 30, 2001, the Company subleased 1,406 towers and paid ALLTEL $421.8 million in cash. In addition, early in the fourth quarter of 2001, the Company subleased 259 towers and paid ALLTEL approximately $77.7 million in cash. The Company anticipates that it will only exercise its rights to sublease up to 1,850 towers in total under the ALLTEL agreement. The remaining closings are expected to occur during the balance of 2001 and in the first quarter of 2002.

  The following unaudited pro forma summary for the nine months ended September 30, 2001 and 2000 presents the condensed consolidated results of operations as if all of the acquisitions closing prior to September 30, 2001 (as referred to in the second paragraph of this note) had occurred as of January 1, 2000, after giving effect to certain adjustments, including depreciation and amortization and interest expense on debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2000 or of results which may occur in the future.

                                                     Nine Months   Nine Months
                                                        Ended         Ended
                                                    September 30, September 30,
                                                        2001          2000
                                                    ------------- -------------
                                                       In thousands, except
                                                          per share data:
      Revenues.....................................   $ 838,254     $ 522,713
      Net loss before extraordinary losses.........   $(317,527)    $(176,698)
      Net loss.....................................   $(317,527)    $(181,036)
      Basic and diluted loss per common share
       before
       extraordinary losses........................   $   (1.67)    $   (1.07)
      Basic and diluted loss per common share......   $   (1.67)    $   (1.09)

  As of January 1, 2000, the Company had recorded a liability of approximately $1.2 million related primarily to contractual obligations assumed in its acquisition of towers from AT&T. During the nine month period ended

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

September 30, 2001, the Company recorded an additional liability of approximately $7.4 million related primarily to contractual obligations assumed in connection with its acquisition of Interpacket Networks, Inc. During that same period, the Company recorded charges against these liabilities of approximately $2.7 million. In addition, the Company reversed approximately $1.9 million related to these liabilities against goodwill and other intangible assets. As of September 30, 2001, the Company has a remaining liability of approximately $4.0 million all of which is related primarily to contractual obligations assumed in the Interpacket Networks, Inc. acquisition.

  Since October 1, 2001 (excluding the ALLTEL transaction discussed above), the Company has consummated acquisitions for an aggregate preliminary purchase price of $16.3 million. In addition, the Company is party to various agreements, including the remaining portions of the ALLTEL transaction (not disclosed above), relating to the acquisition of assets and businesses from third parties for an estimated aggregate cost of approximately $68.1 million. Such transactions are subject to the satisfaction of customary closing conditions, which are expected to be met during the balance of 2001 and in the first quarter of 2002.

  The Company may pursue the acquisition of other properties and businesses in new and existing locations, although we have not entered into any definitive material agreements with respect to such acquisitions.

5. Business Segments

  The Company operates in three business segments: rental and management (RM), network development services (Services), and satellite and fiber network access services (SFNA). The RM segment provides for leasing and subleasing of antennae sites on multi-tenant towers and the leasing of other properties to a diverse range of customers primarily in the wireless communications and broadcast industries. The Services segment offers a broad range of network development services, including radio frequency engineering, network design, site acquisition, construction, zoning and other regulatory approvals, component part sales and antennae installation. The SFNA segment offers satellite and fiber network services to telecommunications companies, internet service providers, broadcasters and maritime customers, both domestic and international.

  The accounting policies applied in compiling segment information below are similar to those described in the Company's 2000 Annual Report on Form 10-K. In evaluating financial performance, management focuses on operating profit
(loss), excluding depreciation and amortization, development and corporate general and administrative expenses. This measure of operating profit (loss) is also before interest income and other, net, interest expense, loss on investment in US Wireless, note conversion expense, minority interest in net earnings of subsidiaries, income taxes and extraordinary losses. For reporting purposes, the RM segment includes interest income, TV Azteca, net.

  The Company's reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. All reported segment revenues are generated from external customers.

  Summarized financial information concerning the Company's reportable segments as of and for the three and nine months ended September 30, 2001 and 2000 is shown in the following table (in thousands). The "Other" column below represents amounts excluded from specific segments such as income taxes, extraordinary losses, corporate general and administrative expense, development expense, depreciation and amortization, loss on investment in US Wireless, note conversion expense, minority interest in net earnings of subsidiaries and interest. In addition, "Other" includes corporate assets such as cash and cash equivalents, restricted cash and investments, tangible and intangible assets and income tax accounts which have not been allocated to specific segments.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Three Months Ended
September 30,                  RM     Services   SFNA     Other      Total
------------------         ---------- -------- -------- ---------  ----------
2001
 Revenues................. $  120,032 $118,762 $ 57,402            $  296,196
 Operating profit (loss)
  ........................     65,054   13,153    2,049 $(205,194)   (124,938)
 Assets...................  4,783,644  785,979  631,705   717,181   6,918,509
2000
 Revenues................. $   75,535 $ 91,185 $ 42,238            $  208,958
 Operating profit (loss)..     41,807   15,444   10,178 $(106,956)    (39,527)
 Assets...................  3,600,576  566,411  386,072   595,464   5,148,523

Nine Months Ended
September 30,                  RM     Services   SFNA     Other      Total
-----------------          ---------- -------- -------- ---------  ----------
2001
 Revenues................. $  317,736 $325,705 $178,191            $  821,632
 Operating profit (loss)
  ........................    172,741   35,515    8,724 $(517,365)   (300,385)
 Assets...................  4,783,644  785,979  631,705   717,181   6,918,509
2000
 Revenues................. $  192,475 $203,363 $ 95,684            $  491,522
 Operating profit (loss)..    104,428   30,295   21,366 $(296,246)   (140,157)
 Assets...................  3,600,576  566,411  386,072   595,464   5,148,523

6. Financing Transactions

Equity offering--In January 2001, the Company completed a public offering of
10.0 million shares of its Class A common stock at $36.50 per share. The net proceeds of the offering (after deduction of offering expenses) were approximately $360.8 million. Proceeds from the offering have been and will be used to finance the construction of towers, fund pending and future acquisitions and for general corporate purposes.

9 3/8% Senior Notes offering--In January 2001, the Company completed a private notes placement of $1.0 billion 9 3/8% Senior Notes (Senior Notes), issued at 100% of their face amount. The Senior Notes mature on February 1, 2009. The Senior Notes rank equally with the Company's convertible notes and rank junior to all indebtedness of its subsidiaries including amounts outstanding under the Company's credit facilities. Interest on the Senior Notes is payable semiannually on February 1 and August 1, commencing on August 1, 2001. The indenture governing the Senior Notes contains certain restrictive covenants and ratios including restrictions on the Company's ability to incur more debt, guarantee debt, pay dividends and make certain investments. Proceeds from the Senior Notes placement have been and will be used to finance the construction of towers, fund pending and future acquisitions and for general corporate purposes. The amount outstanding under the Senior Notes was $1.0 billion as of September 30, 2001 and is included in long-term obligations in the accompanying September 30, 2001 condensed consolidated balance sheet.

Mexican credit facility--In February 2001, the Company's Mexican subsidiary consummated a loan agreement that provides for borrowings of $95.0 million (U.S. Dollars). If additional lenders are made party to the agreement, the size of the facility may increase to $140.0 million. The Company has committed to loan its Mexican subsidiary up to $45.0 million if additional lenders are not made party to the agreement. The Company's commitment will be reduced on a dollar-for-dollar basis if additional lenders join the loan agreement. This facility requires the maintenance of various covenants and ratios and is guaranteed and collateralized by all of the assets of the Mexican subsidiary. Interest rates on the loan are determined at the Mexican subsidiary's option at either LIBOR plus margin or the Base Rate plus margin (each as defined in the agreement). The loan is due in 2003. The amount outstanding under the Mexican credit facility was approximately $95.0 million as of September 30, 2001 and is included in long-term obligations in the accompanying September 30, 2001 condensed consolidated balance sheet.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

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

                                Three Months Ended        Nine Months Ended
                                September 30, 2001       September 30, 2001
                              -----------------------  -----------------------
                                           Restricted               Restricted
                              Consolidated Group (1)   Consolidated Group (1)
                              ------------ ----------  ------------ ----------
Statement of Operations Data
(in thousands):
Operating revenues...........  $ 296,196   $ 238,794    $ 821,632   $ 643,441
                               ---------   ---------    ---------   ---------
Operating expenses:
Operating expenses excluding
 depreciation and
 amortization, and
 development and corporate
 general and administrative
 expenses....................    219,567     164,214      615,399     445,932
Depreciation and
 amortization................    118,898     100,296      317,853     267,327
Development expense..........      1,736       1,701        7,038       6,303
Corporate general and
 administrative expense......      7,353       7,353       18,887      18,887
                               ---------   ---------    ---------   ---------
  Total operating expenses...    347,554     273,564      959,177     738,449
                               ---------   ---------    ---------   ---------
Loss from operations.........    (51,358)    (34,770)    (137,545)    (95,008)
Interest expense.............    (73,483)    (70,543)    (210,223)   (202,014)
Interest income and other,
 net.........................        720       4,331       13,578      17,339
Interest income, TV Azteca,
 net of interest expense of
 $289 and $873 for the three
 and nine months ended
 September 30, 2001,
 respectively ...............      3,627       3,627       10,747      10,747
Loss on investment in US
 Wireless....................     (1,182)     (1,182)     (23,408)    (23,408)
Note conversion expense......    (26,336)    (26,336)     (26,336)    (26,336)
Minority interest in net
 earnings of subsidiaries....        (19)        (19)         (16)        (16)
                               ---------   ---------    ---------   ---------
Loss before income taxes and
 extraordinary losses........  $(148,031)  $(124,892)   $(373,203)  $(318,696)
                               =========   =========    =========   =========

                                                          September 30, 2001
                                                        -----------------------
                                                                     Restricted
                                                        Consolidated   Group
                                                        ------------ ----------
Balance Sheet Data (in thousands):
Cash and cash equivalents..............................  $  276,094  $  264,311
Restricted cash and investments........................      62,225      62,225
Property and equipment, net............................   3,177,651   2,884,786
Total assets...........................................   6,918,509   6,286,804
Long-term obligations, including current portion.......   3,548,187   3,431,700
Net debt(2)............................................   3,209,868   3,105,164
Total stockholders' equity.............................   3,016,023   3,016,023

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

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

8. Comprehensive Loss

  Other comprehensive loss consists primarily of foreign currency translation adjustments, derivative instruments accounted for as cash flow hedges, and the impact of the Company's adoption of SFAS No. 133 discussed in note 1. The components of the Company's comprehensive loss are as follows (in thousands):

                                      Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                      -------------------  --------------------
                                        2001       2000      2001       2000
                                      ---------  --------  ---------  ---------
Net loss............................  $(124,938) $(39,527) $(300,385) $(140,157)
Other comprehensive loss, net of
 tax:
  Foreign currency translation
   adjustments and other............        683                  527
  Derivative instruments:
    Net change in fair value of cash
     flow hedges....................    (12,667)             (21,086)
    Amounts reclassified into
     results of operations..........      5,583                6,121
                                      ---------  --------  ---------  ---------
Comprehensive loss before cumulative
 effect adjustment..................   (131,339)  (39,527)  (314,823)  (140,157)
Cumulative effect adjustment
 recorded upon the adoption of SFAS
 No. 133 (net of an income tax
 benefit of $4,227).................                          (7,852)
                                      ---------  --------  ---------  ---------
Comprehensive loss..................  $(131,339) $(39,527) $(322,675) $(140,157)
                                      =========  ========  =========  =========

9. Litigation

  The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending which would, in the event of an adverse outcome, have a material impact on the Company's consolidated financial position, the results of its operations or liquidity.

10. Loss on Investment in US Wireless

  During the nine months ended September 30, 2001, the Company wrote-off its entire investment in US Wireless. The majority of the charge, $22.2 million, occurred in the second quarter 2001 as a result of an assessment that a loss in value of the Company's preferred stock investment had occurred that was other than temporary. The remaining portion of the Company's investment, $1.2 million, was written off in the third quarter after US Wireless filed for protection under Chapter 11 of the United States Bankruptcy Code.

11. Convertible Note Exchanges

  During the third quarter, the Company acquired approximately $82.5 million face amount ($61.6 million carrying amount) of its 2.25% convertible notes. The transactions were pursuant to exchange agreements which the Company negotiated with a limited number of noteholders. Pursuant to these exchange agreements, the Company issued an aggregate of 2.4 million shares of Class A common stock that these noteholders were entitled to receive based on the conversion price set forth in the applicable indenture, plus an additional
1.5 million shares of Class A common stock to induce them to convert their holdings prior to the first scheduled redemption date. As a result of these transactions, in the third quarter the Company recorded a non-cash charge of $26.3 million, which represents the fair market value of the inducement shares. The Company may negotiate similar exchanges for its outstanding convertible notes during the fourth quarter and from time to time in the future, subject to market conditions. To the extent that inducement shares are issued by the Company as part of any future exchanges, the Company expects to record additional non-cash charges.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

12. Restructuring

  On November 6, 2001, the Company announced a restructuring of the organization to include a reduction in the scope of its tower development activities and the centralization of certain operating functions. As a result of these initiatives, the Company expects to record a restructuring charge of approximately $41.0 million to $44.0 million. Approximately $9.0 million of the charge is associated with consolidating operations and employee reductions within all of the Company's business segments and includes employee separation costs and office closings. The Company expects to record this component of the charge in the fourth quarter of 2001 and in the first quarter of 2002. The remaining component of the restructuring charge, $32.0 million to $35.0 million, will be a non-cash write off of construction in progress related to project sites that will be abandoned as a result of the overall reduction in the Company's tower construction activity. The entire construction in progress charge will be recorded in the fourth quarter of 2001.

13. Subsequent Events

  On October 21, 2001, the Company amended its credit facilities agreement to provide for a total borrowing capacity of up to $2.25 billion. That capacity is subject to covenant and ratio restrictions relating to operating cash flow and tower construction cost levels. The credit facilities now include a $650.0 million credit facility (fully available, subject to covenant and ratio restrictions), an $850.0 million multi-draw Term Loan A (fully drawn), a $500.0 million Term Loan B (fully drawn) and a $250.0 million multi-draw Term Loan C (fully available, subject to covenant and ratio restrictions).

  In addition, on October 11, 2001 the Company consummated the sale of 8.7% of its Mexican subsidiary, ATC Mexico Holding Corp. (ATC Mexico), to J. Michael Gearon, Jr., an executive officer and director of the Company, for $8.4 million. Under the terms of the sale the consideration paid by Mr. Gearon is in the form of $1.7 million in cash and a $6.7 million note. The note, which accrues interest and is payable quarterly, is secured by approximately 411,000 shares of Class A common stock of the Company owned by Mr. Gearon and his interest in ATC Mexico. The purchase price represented the fair market value of an 8.7% interest in ATC Mexico on the date of the sale as determined with the assistance of an independent appraiser. Mr. Gearon may require the Company to purchase his interest in ATC Mexico for its then fair market value, as determined by an independent appraiser, any time after the soonest to occur of July 1, 2004, a Change in Control (as defined in a stockholder agreement) of the Company or ATC Mexico, or Mr. Gearon's death or disability. The Company has the right to purchase Mr. Gearon's interest in ATC Mexico for its then fair market value, as determined by an independent appraiser, after the soonest to occur of July 1, 2005, Mr. Gearon's death or disability or on either a Gearon Termination Event or a Forfeiture Event (each as defined in a stockholder agreement).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Quarterly Report on Form 10-Q contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as "project," "believe," "anticipate," "expect," "estimate," "intend," "should," "would," "could" or "may," or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. We refer you to the information under the caption entitled "Factors that May Affect Future Results" below for important factors that could cause actual results to differ materially from those indicated by our forward-looking statements made herein. Forward-looking statements represent management's current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

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

Results of Operations

  As of September 30, 2001, the Company owned and/or operated approximately 13,800 communications sites, as compared to approximately 10,300 communications sites as of September 30, 2000. The acquisitions consummated in 2001 and 2000 have significantly affected operations for the three and nine months ended September 30, 2001, as compared to the three and nine months ended September 30, 2000. See the notes to the condensed consolidated financial statements and the Company's Annual Report on Form 10-K for a description of the acquisitions consummated in 2001 and 2000.

Three Months Ended September 30, 2001 and 2000 (dollars in thousands)--
Unaudited

                                      Three Months Ended
                                        September 30,      Amount of  Percentage
                                      -------------------   Increase   Increase
                                        2001       2000    (Decrease) (Decrease)
                                      ---------  --------  ---------- ----------
Revenues:
Rental and management...............  $ 120,032  $ 75,535   $44,497        59%
Network development services........    118,762    91,185    27,577        30
Satellite and fiber network access
 services...........................     57,402    42,238    15,164        36
                                      ---------  --------   -------
Total revenues......................    296,196   208,958    87,238        42
                                      ---------  --------   -------
Operating Expenses:
Rental and management...............     58,605    37,335    21,270        57
Network development services........    105,609    75,741    29,868        39
Satellite and fiber network access
 services...........................     55,353    32,060    23,293        73
                                      ---------  --------   -------
Total operating expenses excluding
 depreciation and amortization,
 development and corporate general
 and administrative expenses........    219,567   145,136    74,431        51
                                      ---------  --------   -------
Depreciation and amortization.......    118,898    75,973    42,925        57
Development expense.................      1,736     5,311    (3,575)      (67)
Corporate general and administrative
 expense............................      7,353     3,442     3,911       114
Interest expense....................     73,483    41,752    31,731        76
Interest income and other, net......        720     6,560    (5,840)      (89)
Interest income, TV Azteca, net of
 $289 and $296 of interest expense,
 respectively ......................      3,627     3,607        20         1
Loss on investment in US Wireless...      1,182               1,182       N/A
Note conversion expense.............     26,336              26,336       N/A
Minority interest in net (earnings)
 losses of subsidiaries.............        (19)      140      (159)     (114)
Income tax benefit..................     23,093    12,822    10,271        80
                                      ---------  --------   -------
Net loss............................  $(124,938) $(39,527)  $85,411       216%
                                      =========  ========   =======

 Rental and Management Revenue

  Rental and management revenue for the three months ended September 30, 2001 was $120.0 million, an increase of $44.5 million from the three months ended September 30, 2000. The increase resulted primarily from two factors: the leasing activity on towers acquired and constructed from the period October 1, 2000 to September 30, 2001 and increased leasing activity on towers that existed as of September 30, 2000. From the period October 1, 2000 to September 30, 2001, we acquired approximately 2,200 towers and constructed more than 1,500 towers. Additionally, during that same period, we added approximately 4,900 broadband equivalent tenants to both newly acquired/constructed and existing towers. The Company anticipates that the majority of lease up activity moving into the fourth quarter of 2001 and into 2002 will continue to come from broadband type customers. This acquisition, construction and leasing activity has not only significantly increased revenue, but has also increased the scope, depth and strength of our national and international tower network, providing us with a much larger base of tower revenue for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

  In the fourth quarter of 2001, the Company announced an initiative to reduce the scope of its tower development activities. This reduction will result in a significant decrease in new tower construction in the near term and in a more selective criteria in evaluating acquisitions. The intention of this initiative is twofold: to accelerate our overall return on investment and to preserve capital. We believe in any event, that our existing portfolio will continue to provide us with a solid foundation for future revenue growth.

  Notwithstanding our proposed scaleback of tower development activities, however, we continue to believe that our leasing revenues, which comprise our core business, are likely to grow at a more rapid rate than revenues from other segments of our business because of increasing utilization of existing tower capacity, recent and pending acquisitions and build-to-suit and other construction activities.

 Network Development Services Revenue

  Network development services revenue for the three months ended September 30, 2001 was $118.8 million, an increase of $27.6 million from the three months ended September 30, 2000. The growth in revenues during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 resulted primarily from increased volume of services such as construction management, installation and related colocation services, tower maintenance services, and an increase in component sales driven primarily from an acquisition.

 Satellite and Fiber Network Access Services Revenue

  Satellite and fiber network access services revenue for the three months ended September 30, 2001 was $57.4 million, an increase of $15.2 million from the three months ended September 30, 2000. The majority of the increase resulted from the consummation of several key acquisitions that occurred in 2001 and 2000 including: Publicom, Interpacket Networks and a Satellite Network Access Point (SNAP) facility in Switzerland. These acquisitions significantly increased our service capabilities, revenue base, and geographical scope of customers, leading to significant incremental revenues in 2001. This increase in revenue was partially offset by the non-renewal of service contracts of several key customers and a decrease in demand for services in Latin America and from emerging telecommunications carriers.

 Rental and Management Expense

  Rental and management expense for the three months ended September 30, 2001 was $58.6 million, an increase of $21.3 million from the three months ended September 30, 2000. The majority of the increase resulted from incremental operating expenses incurred in the three months ended September 30, 2001 for the more than 3,700 towers that were acquired or constructed from the period October 1, 2000 to September 30, 2001 as discussed above. The balance of the increase reflects, to a lesser extent, increased bad debt expense for the segment as a whole and higher operating expenses for the three months ended September 30, 2001 related to towers that existed as of September 30, 2000.

 Network Development Services Expense

  Network development services expense for the three months ended September 30, 2001 was $105.6 million, an increase of $29.9 million from the three months ended September 30, 2000. The increase is primarily due to overall increases in the service volume discussed above, increases in the overhead costs necessary to support both internal construction and external sales and incremental expenses related to the consummation of an acquisition.

 Satellite and Fiber Network Access Services Expense

  Satellite and fiber network access services expense for the three months ended September 30, 2001 was $55.4 million, an increase of $23.3 million from the three months ended September 30, 2000. The primary reason for the increase relates to the incremental expenses attributable to the strategic acquisitions discussed above. Other components of the increase include increased personnel and infrastructure costs to help manage the growth of this segment and increased overhead related to the development and marketing of new product lines and, to a lesser extent, increased bad debt expense.

 Depreciation and Amortization

  Depreciation and amortization for the three months ended September 30, 2001 was $118.9 million, an increase of $42.9 million from the three months ended September 30, 2000. The principal component of the increase is an increase in depreciation expense of $28.1 million. This is primarily a result of the Company's purchase and acquisition of approximately $1.4 billion of property and equipment from the period October 1, 2000 to September 30, 2001. The other component of the increase is the increased amortization of $14.8 million, resulting from our recording and amortizing approximately $473.7 million of goodwill and other intangible assets related to acquisitions consummated from the period October 1, 2000 to September 30, 2001.

 Development Expense

 Development expense for the three months ended September 30, 2001 was $1.7 million, a decrease of $3.6 million from the three months ended September 30, 2000. The majority of the decrease results from reduced expenses related to tower site inspections, data gathering and acquisition integration in the three months ended September 30, 2001.

 Corporate General and Administrative Expense

  Corporate general and administrative expense for the three months ended September 30, 2001 was $7.4 million, an increase of $3.9 million from the three months ended September 30, 2000. The majority of the increase is a result of expenses incurred to implement a new company-wide Enterprise Resource Planning (ERP) system, coupled with increased information technology and personnel costs related to supporting the Company's overall growth.

 Interest Expense

  Interest expense for the three months ended September 30, 2001 was $73.5 million, an increase of $31.7 million from the three months ended September 30, 2000. The majority of the increase, $26.9 million, resulted primarily from increased borrowings outstanding related to our credit facilities and senior notes, offset by a decrease in interest rates on our credit facilities. The remaining component of the increase represents increases in interest on capital leases and other notes payable and increased deferred financing amortization.

 Interest Income and Other, net

  Interest income and other, net for the three months ended September 30, 2001, was $0.7 million, a decrease of $5.8 million from the three months ended September 30, 2000. The decrease relates primarily to increased losses on equity investments and a decrease in interest earned on invested cash on-hand, offset, to a lesser extent, by foreign currency gains.

 Loss on Investment in US Wireless

  During the three months ended September 30, 2001, the Company wrote off the remaining portion, $1.2 million, of its investment in US Wireless. The non-cash charge was recorded after US Wireless filed for protection under Chapter 11 of the United States Bankruptcy Code on August 29, 2001. The Company had previously written off $22.2 million of its investment in the second quarter of 2001 after making an assessment that a loss in value in the Company's preferred stock investment had occurred that was other than temporary.

 Note Conversion Expense

  During the three months ended September 30, 2001, the Company acquired a portion of its 2.25% convertible notes in exchange for shares of its Class A common stock. As a consequence of those negotiated exchanges with certain of its noteholders, the Company recorded a non-cash charge of $26.3 million. The note conversion expense represents the fair value of incremental stock issued as an inducement to noteholders to convert their holdings prior to the first scheduled redemption date. There were no such exchanges during the three months ended September 30, 2000. See "Liquidity and Capital Resources-- Convertible Note Exchanges" for more information.

 Income Tax Benefit

  The income tax benefit for the three months ended September 30, 2001 was $23.1 million, an increase of $10.3 million from the three months ended September 30, 2000. The primary reason for the increase is a result of the increase in our loss before income taxes partially offset by an increase in amortization of non-deductible intangible assets arising from stock acquisitions, non-deductible note conversion expense and the valuation allowance related to our state net operating loss carryforwards. The effective tax rate differs in both periods from the statutory rate primarily due to the valuation allowance related to our state net operating loss carryforwards and the effect of non-deductible items, principally the amortization of intangible assets on certain stock acquisitions and non-deductible note conversion expense on which the Company has recorded no tax benefit.

  In assessing the realizability of the deferred tax asset, we analyzed our forecast of future taxable income and potential tax planning strategies and concluded that recoverability of the net deferred tax asset is more likely than not.

Nine Months Ended September 30, 2001 and 2000 (dollars in thousands)--
Unaudited

                                      Nine Months Ended
                                        September 30,      Amount of  Percentage
                                     --------------------   Increase   Increase
                                       2001       2000     (Decrease) (Decrease)
                                     ---------  ---------  ---------- ----------
Revenues:
Rental and management..............  $ 317,736  $ 192,475   $125,261       65%
Network development services.......    325,705    203,363    122,342       60
Satellite and fiber network access
 services..........................    178,191     95,684     82,507       86
                                     ---------  ---------   --------
Total revenues.....................    821,632    491,522    330,110       67
                                     ---------  ---------   --------
Operating Expenses:
Rental and management..............    155,742     97,117     58,625       60
Network development services.......    290,190    173,068    117,122       68
Satellite and fiber network access
 services..........................    169,467     74,318     95,149      128
                                     ---------  ---------   --------
Total operating expenses excluding
 depreciation and amortization,
 development and corporate general
 and administrative expenses.......    615,399    344,503    270,896       79
Depreciation and amortization......    317,853    198,264    119,589       60
Development expense................      7,038     10,495     (3,457)     (33)
Corporate general and administra-
 tive expense......................     18,887      9,957      8,930       90
Interest expense...................    210,223    112,339     97,884       87
Interest income and other, net.....     13,578     12,997        581        4
Interest income, TV Azteca, net of
 $873 and $753 of interest expense,
 respectively .....................     10,747      9,070      1,677       18
Loss on investment in US Wireless..     23,408                23,408      N/A
Note conversion expense............     26,336     16,968      9,368       55
Minority interest in net (earnings)
 losses of subsidiaries............        (16)        82        (98)    (120)
Income tax benefit.................     72,818     43,036     29,782       69
Extraordinary losses on extinguish-
 ment of debt......................                 4,338     (4,338)    (100)
                                     ---------  ---------   --------
Net loss...........................  $(300,385) $(140,157)  $160,228      114%
                                     =========  =========   ========

 Rental and Management Revenue

  Rental and management revenue for the nine months ended September 30, 2001 was $317.7 million, an increase of $125.3 million from the nine months ended September 30, 2000. The increase resulted primarily from two factors: the leasing activity on towers acquired and constructed from the period October 1, 2000 to September 30, 2001 and increased leasing activity on towers that existed as of September 30, 2000. From the period October 1, 2000 to September 30, 2001, we acquired approximately 2,200 towers and constructed more than 1,500 towers. Additionally, during that same period, we added approximately 4,900 broadband equivalent tenants to both newly acquired/constructed and existing towers. The Company anticipates that the majority of lease up activity moving into the fourth quarter and into 2002 will continue to come from broadband type customers. This acquisition, construction and leasing activity has not only significantly increased revenue, but has also increased the scope, depth and strength of our national and international tower network, providing us with a much larger base of tower revenue for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

 Network Development Services Revenue

  Network development services revenue for the nine months ended September 30, 2001 was $325.7 million, an increase of $122.3 million from the nine months ended September 30, 2000. The growth in revenues during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 resulted primarily from strategic acquisitions and increased volume for services such as construction management, installation and related colocation services, and tower maintenance services.

 Satellite and Fiber Network Access Services Revenue

  Satellite and fiber network access services revenue for the nine months ended September 30, 2001 was $178.2 million, an increase of $82.5 million from the nine months ended September 30, 2000. The majority of the increase resulted from the consummation of several key acquisitions that occurred in 2001 and 2000 including: General Telecom, U.S. Electrodynamics, Publicom, Interpacket Networks and a SNAP facility in Switzerland. These acquisitions significantly increased our service capabilities, revenue base and geographical scope of customers, leading to significant incremental revenues in 2001. This increase in revenue was partially offset by the non-renewal of service contracts of several key customers and a decrease in demand for services in Latin America and from emerging telecommunications carriers.

 Rental and Management Expense

  Rental and management expense for the nine months ended September 30, 2001 was $155.7 million, an increase of $58.6 million from the nine months ended September 30, 2000. The majority of the increase resulted from incremental operating expenses incurred in the nine months ended September 30, 2001 for the more than 3,700 towers that were acquired or constructed from the period October 1, 2000 to September 30, 2001 as discussed above. The remaining increase reflects, to a lesser extent, increased bad debt expense for the segment as a whole and higher operating expenses related to towers that existed as of September 30, 2000.

 Network Development Services Expense

  Network development services expense for the nine months ended September 30, 2001 was $290.2 million, an increase of $117.1 million from the nine months ended September 30, 2000. The majority of the increase is due to incremental expenses related to the consummation of strategic acquisitions, overall increases in the volume of services work performed, increases in the overhead costs necessary to support both internal construction and external sales and, to a lesser extent, increased bad debt expense.

 Satellite and Fiber Network Access Services Expense

  Satellite and fiber network access services expense for the nine months ended September 30, 2001 was $169.5 million, an increase of $95.1 million from the nine months ended September 30, 2000. The majority of the increase is due to incremental expenses related to the consummation of the strategic acquisitions discussed above. Other components of the increase include increased personnel and infrastructure costs to help manage the growth of this segment, increased overhead related to the development and marketing of new product lines and, to a lesser extent, increased bad debt expense.

 Depreciation and Amortization

  Depreciation and amortization for the nine months ended September 30, 2001 was $317.9 million, an increase of $119.6 million from the nine months ended September 30, 2000. The principal component of the increase is an increase in depreciation expense of $71.3 million. This is primarily a result of the Company's purchase and acquisition of approximately $1.4 billion of property and equipment from the period October 1, 2000 to September 30, 2001. The other component of the increase is the increased amortization of $48.3 million, resulting from our recording and amortizing approximately $473.7 million of goodwill and other intangible assets related to acquisitions consummated from the period October 1, 2000 to September 30, 2001.

 Development Expense

  Development expense for the nine months ended September 30, 2001 was $7.0 million, a decrease of $3.5 million from the nine months ended September 30, 2000. The decrease resulted primarily from reduced tower site inspection, data gathering costs and acquisition integration expenses incurred in the nine months ended September 30, 2001.

 Corporate General and Administrative Expense

  Corporate general and administrative expense for the nine months ended September 30, 2001 was $18.9 million, an increase of $8.9 million from the nine months ended September 30, 2000. The majority of the increase is a result of expenses incurred to implement a new company-wide ERP system, coupled with increased information technology and personnel costs related to supporting the Company's overall growth.

 Interest Expense

  Interest expense for the nine months ended September 30, 2001 was $210.2 million, an increase of $97.9 million from the nine months ended September 30, 2000. The majority of the increase, $84.2 million, resulted primarily from increased borrowings outstanding related to our credit facilities and senior notes, offset by a decrease in interest rates on our credit facilities. The remaining component of the increase represents interest on capital leases and other notes payable and additional deferred financing amortization.

 Interest Income and Other, net

  Interest income and other, net for the nine months ended September 30, 2001, was $13.6 million, an increase of $0.6 million from the nine months ended September 30, 2000. The increase resulted primarily from interest earned on invested cash on hand, offset by losses on equity investments and decreases in the fair value of derivative instruments not accounted for as hedges.

 Interest Income, TV Azteca, net

  Interest income, TV Azteca, net for the nine months ended September 30, 2001 was $10.7 million, an increase of $1.7 million from the nine months ended September 30, 2001. The increase results from interest earned on the entire principal amount of the note, $119.0 million, during the nine months ended September 30, 2001 as compared to less than the entire principal amount of the note outstanding for a portion of the nine months ended September 30, 2000.

 Loss on Investment in US Wireless

  During the nine months ended September 30, 2001, the Company wrote off its entire investment in US Wireless. The non-cash charge resulted from an assessment that a loss in value on its preferred stock investment had occurred that was other than temporary.

 Note Conversion Expense

  During the nine months ended September 30, 2001, the Company acquired a portion of its 2.25% convertible notes in exchange for shares of its Class A common stock. As a consequence of these negotiated exchanges with certain of its noteholders, the Company recorded a non-cash charge of $26.3 million. In a similar transaction during the nine-month period ended September 30, 2000, the Company acquired a portion of its 6.25% and 2.25% convertible notes in exchange for shares of its Class A common stock. As a result, the Company recorded a non-cash charge of $17.0 million during that period. These charges represent the fair value of incremental stock issued as an inducement to noteholders to convert their holdings prior to the first scheduled redemption date.

 Income Tax Benefit

  The income tax benefit for the nine months ended September 30, 2001 was $72.8 million, an increase of $29.8 million from the nine months ended September 30, 2000. The primary reason for the increase is a result of the increase in our loss before income taxes and extraordinary losses partially offset by an increase in amortization of non-deductible goodwill arising from stock acquisitions, non-deductible note conversion expense and the valuation allowance related to our state net operating loss carryforwards. The effective tax rate differs in both periods from the statutory rate primarily due to the valuation allowance related to our state net operating loss carryforwards and the effect of non-deductible items, principally the amortization of intangible assets on certain stock acquisitions and non-deductible note conversion expense on which the Company has recorded no tax benefit.

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

Restructuring

  On November 6, 2001, the Company announced a restructuring of the organization to include a reduction in the scope of its tower development activities and the centralization of certain operating functions. As a result of these initiatives, the Company expects to record a restructuring charge of approximately $41.0 million to $44.0 million. Approximately $9.0 million of the charge is associated with consolidating operations and employee reductions within all of the Company's business segments and includes employee separation costs and office closings. The Company expects to record this component of the charge in the fourth quarter of 2001 and in the first quarter of 2002. The remaining component of the restructuring charge, $32.0 million to $35.0 million, will be a non-cash write off of construction in progress related to project sites that will be abandoned as a result of the overall reduction in the Company's tower construction activity. The entire construction in progress charge will be recorded in the fourth quarter of 2001.

Liquidity and Capital Resources

  Our liquidity needs arise from our acquisition-related activities, debt service, working capital needs, and capital expenditures associated principally with our tower construction program. As of September 30, 2001, we had approximately $338.3 million in cash and cash equivalents (including $62.2 million of restricted cash), working capital of approximately $436.3 million and approximately $330.0 million of borrowings available under our credit facilities after giving effect to covenants and ratio restrictions.

  Historically, we have met our operational liquidity needs primarily with internally generated funds and bank borrowings and have financed our acquisitions and our construction program with a combination of capital funds from sales of our equity and debt securities and bank borrowings. Through the remainder of 2001 and into 2002 we expect that operational liquidity needs will continue to be met as they have in the past. However, we expect that acquisition and construction programs which will be on a reduced scale from prior levels will be financed with available cash and bank borrowings. If funding through the equity and debt markets can be obtained on attractive terms, we would consider financing our acquisition and construction activity by such means.

  Our 2001 capital expenditures are expected to be approximately $575.0 million to $600.0 million ($442.0 million of which has already been incurred as of September 30, 2001). This includes towers to be built under existing build-to-suit agreements. In addition, as of September 30, 2001, we were subject to various agreements relating to acquisitions of assets (including ALLTEL) or businesses from various third parties that were pending. Based on these agreements, we expect to close $162.1 million in transactions during the fourth quarter of 2001 and the first quarter of 2002. Lastly, we believe that debt service requirements will be significant for the remainder of 2001 and into the forseeable future. We believe our current cash and cash equivalents (including restricted cash and investments) and anticipated borrowing capacity under our credit facilities will be sufficient to meet these cash requirements.

  For the nine months ended September 30, 2001, cash flows used for operating activities were $21.0 million, as compared to cash flows used for operating activities of $37.8 million for the nine months ended September 30, 2000. The change is primarily related to a decreased investment in working capital.

  For the nine months ended September 30, 2001, cash flows used for investing activities were $1.2 billion, as compared to $1.6 billion for the nine months ended September 30, 2000. The decrease in 2001 is primarily due to a decrease in cash expended for mergers and acquisitions, offset by an increase in property and equipment expenditures.

  For the nine months ended September 30, 2001, cash flows provided by financing activities were $1.4 billion as compared to $1.8 billion for the nine months ended September 30, 2000. The decrease is primarily related to a reduction in the aggregate net cash inflows from bank borrowings and external debt and equity offerings.

  As of September 30, 2001, we had outstanding indebtedness of $3.5 billion, certain of which is described below under "Credit Facilities" and "Equity Offering and Note Placement". As of September 30, 2001, we had outstanding $212.7 million principal amount of our 6.25% convertible notes due October 15, 2009, $202.5 million principal amount of our 2.25% convertible notes due October 15, 2009, $450.0 million principal amount of our 5% convertible notes due February 1, 2010 and other debt of approximately $237.8 million. We may need to raise cash from external sources to meet our debt service obligations and to pay the principal amounts of our indebtedness when due.

  Credit Facilities. In October 2001, we amended our credit facilities to provide us with a borrowing capacity of up to $2.25 billion. Borrowings under the credit facilities are subject to certain covenant and ratio restrictions, relating to operating cash flow and tower construction cost levels. The credit facilities now include a $650.0 million credit facility which was fully available (subject to the covenant and ratio restrictions) as of September 30, 2001, maturing on June 30, 2007, an $850.0 million multi-draw Term Loan A, which was fully drawn as of September 30, 2001, maturing on June 30, 2007, a $500.0 million Term Loan B, which was fully drawn as of September 30, 2001 maturing on December 31, 2007 and a multi-draw $250.0 million Term Loan C, which was not available to the Company on September 30, 2001, but is fully available now (subject to covenant and ratio restrictions). The credit facilities are scheduled to amortize quarterly commencing in March 2003.

  Our credit facilities contain certain financial and operational covenants and other restrictions with which the borrower subsidiaries and restricted subsidiaries must comply, whether or not there are any borrowings outstanding. The parent company is also restricted with respect to indebtedness. We and the restricted subsidiaries have guaranteed all of the loans. We have secured the loans by liens on substantially all assets of the borrower subsidiaries and the restricted subsidiaries and substantially all outstanding capital stock and other debt and equity interests of all of our direct and indirect subsidiaries. Under our credit facilities, we are also required to maintain interest reserves for our convertible notes and our senior notes. These funds can only be used to make scheduled interest payments on our outstanding convertible notes and senior notes. As of September 30, 2001 we had approximately $62.2 million of restricted cash and investments related to such interest reserves.

  In February 2001, our Mexican subsidiary, American Tower Corporation de Mexico, S. de R.L. de C.V., which we refer to as ATC Mexico, and two of its subsidiaries consummated a loan agreement with a group of banks providing a credit facility of an initial aggregate amount of $95.0 million. If additional lenders are made party to the agreement, the size of the facility may increase to $140.0 million. We have committed to ATC Mexico to loan up to $45.0 million if additional lenders are not made party to the agreement. Our commitment will be reduced on a dollar-for-dollar basis if additional lenders join the ATC Mexico loan agreement. This loan agreement requires maintenance of various financial covenants and ratios and is guaranteed and collateralized by substantially all of the assets of ATC Mexico and the assets of its subsidiaries. All amounts borrowed under the loan agreement are due on September 30, 2003. The lenders' commitment to make loans under the loan agreement expires on March 31, 2002. As of September 30, 2001, an aggregate of $95.0 million was outstanding under the loan agreement.

  Equity Offering and Note Placement. In January 2001, we completed a public offering of 10.0 million shares of our Class A common stock for total net proceeds of approximately $360.8 million. We also completed a private placement of $1.0 billion of senior notes that mature in February 2009 for total net proceeds of $969.0 million. These notes require semiannual interest payments and contain certain financial and operational covenants and other restrictions similar to those in our credit facilities. We have used and will use the proceeds from these two transactions to finance the construction of towers, fund pending and future acquisitions and for general corporate purposes.

  Convertible Note Exchanges. In the third quarter of 2001, the Company acquired a portion of its outstanding convertible notes. During this period, approximately $82.5 million in face amount ($61.6 million carrying amount) of the Company's 2.25% convertible notes was converted into shares of Class A common stock. All of these conversions were pursuant to exchange agreements which the Company negotiated with a limited number of noteholders. Pursuant to these exchange agreements, the Company has issued an aggregate of 2.4 million shares of Class A common stock that these noteholders were entitled to receive based on the conversion price set forth in the applicable indenture, plus an additional 1.5 million shares of Class A common stock to induce them to convert their holdings prior to the first scheduled redemption date. As a result of these transactions, in the third quarter of 2001 the Company recorded a non-cash charge of $26.3 million, which represents the fair market value of the inducement shares. The Company may negotiate similar exchanges for its outstanding convertible notes during the fourth quarter of 2001 and from time to time in the future, subject to market conditions. To the extent that inducement shares are issued by the Company as part of any future exchanges, the Company expects to record additional non-cash charges.

  ATC Separation--We continue to be obligated under the ATC Separation agreement for certain tax liabilities to CBS Corporation and American Radio Systems. As of September 30, 2001 no material matters covered under this indemnification have been brought to our attention.

  Acquisitions and Construction. In the fourth quarter of 2001, the Company announced an initiative to reduce the scope of our tower development activities. This reduction will result in a significant decrease in new tower construction in the near term and in a more selective criteria in evaluating future development and acquisitions. The intention of this initiative is twofold: to accelerate our overall return on investment and to preserve capital. We continue to believe that our consummated acquisitions and current and future construction activities will have a material impact on liquidity. We believe that the acquisitions, once integrated, will have a favorable impact on liquidity and will offset the initial effects of the funding requirements. We also believe that the construction activities may initially have an adverse effect on our future liquidity as newly constructed towers will initially decrease overall liquidity. However, as such sites become fully operational and achieve higher utilization, we expect that they will generate tower cash flow and, in the long-term, increase liquidity. As of September 30, 2001, we were a party to various agreements relating to the acquisition of assets or businesses from various third parties and were involved in the construction of numerous towers, pursuant to build-to-suit agreements and for other purposes (see note 4 of the condensed consolidated financial statements).

  Economic Conditions. The slow down in the economy could reduce consumer demand for wireless services or negatively impact the availability of debt and equity capital, thereby causing providers to delay or abandon implementation of new systems and technologies. We believe that the economic slow down in 2001 has harmed, and may continue to harm, the financial condition of some wireless service providers, certain of which, including customers of ours, have filed for bankruptcy.

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

  During the nine months ended September 30, 2001, the Company recorded an unrealized loss, excluding the charge for the cumulative effect of adopting SFAS No. 133, of approximately $21.1 million (net of a tax benefit of approximately $11.4 million) in other comprehensive loss for the change in fair value of cash flow hedges and reclassified $6.1 million (net of a tax benefit of approximately $3.3 million) into results of operations. Hedge ineffectiveness resulted in a gain of approximately $1.6 million for the nine months ended September 30, 2001 and was recorded in "interest income and other, net". The Company records the changes in fair value of its derivative instruments that are not accounted for as hedges in "interest income and other, net". At September 30, 2001 the fair value of the Company's derivative instruments represented a liability of approximately $39.8 million and is included in "other long-term liabilities". The Company estimates that approximately $16.5 million of derivative losses (net of tax benefit) included in other comprehensive loss will be reclassified into the statement of operations within the next twelve months.

  In June 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.
The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

  In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other intangibles from an amortization method to an impairment-only approach. Amortization of goodwill and certain other intangibles will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

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

DECREASE IN DEMAND FOR TOWER SPACE WOULD MATERIALLY AND ADVERSELY AFFECT OUR OPERATING RESULTS AND WE CANNOT CONTROL THAT DEMAND

  Many of the factors affecting the demand for tower space, and to a lesser extent our services business, affect our operating results. Those factors include:

  .  consumer demand for wireless services;
  . the financial condition of wireless service providers and their preference for owning rather than leasing antenna sites;
  . the growth rate of wireless communications or of a particular wireless segment;
  . the number of wireless service providers in a particular segment, nationally or locally. This number could be affected by the easing of spectrum limitation restrictions by the FCC;
  .  governmental licensing of broadcast rights;
  . increased use of roaming and resale arrangements by wireless service providers. These arrangements enable a provider to serve customers outside its license area, to give licensed providers the right to enter into arrangements to serve overlapping license areas and to permit nonlicensed providers to enter the wireless marketplace. Wireless service providers might consider such roaming and resale arrangements as superior to constructing their own facilities or leasing antenna space from us;

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

CONTINUATION OF THE CURRENT U.S. ECONOMIC SLOW DOWN COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

  The significant general slow down in the U.S. economy has negatively affected the factors described in the prior heading, influencing demand for tower space and tower related services. For example, this slow down could reduce consumer demand for wireless services, or negatively impact the debt and equity markets, thereby causing providers to delay or abandon implementation of new systems and technologies. We believe that the economic slow down in 2001 has already harmed, and may continue to harm, the financial condition of some wireless service providers, certain of which, including customers of ours, have filed for bankruptcy.

OUR SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS MAY ADVERSELY AFFECT OUR CASH FLOW AND OUR ABILITY TO MAKE PAYMENTS ON OUR INDEBTEDNESS

  As of September 30, 2001, we had outstanding $3.5 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, primarily for our reduced but nevertheless significant construction program. This would have the effect of increasing our total leverage.

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

RESTRICTIVE COVENANTS IN OUR DOMESTIC CREDIT FACILITIES AND OUR SENIOR NOTES COULD ADVERSELY AFFECT OUR BUSINESS BY LIMITING FLEXIBILITY

  The indenture for our senior notes and our domestic credit facilities contain restrictive covenants that limit our ability to borrow funds and to take various other actions and engage in various types of transactions. These restrictions include:

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

  These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. In particular, if our debt covenants restricted our ability to borrow additional funds we might be required to curtail our construction activities with adverse consequences. See "If we are unable to construct or acquire new towers at the pace, in the locations and at the costs we desire, our business would be adversely affected" below.

BUILD-TO-SUIT CONSTRUCTION PROJECTS AND MAJOR ACQUISITIONS FROM WIRELESS SERVICE PROVIDERS INCREASE OUR DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF WHICH COULD MATERIALLY DECREASE REVENUES, AND MAY ALSO INVOLVE LESS FAVORABLE TERMS

  Our focus on major build-to-suit projects for wireless service providers and related acquisitions entail several unique risks. First is our greater dependence on a limited number of customers and the risk that customer However, we must continue to satisfy financial ratios and to comply with financial and other covenants in order to do so. If our revenues and cash flow do not meet expectations, losses could materially decrease revenues. Another risk is that our agreements with these wireless service providers have lease and control terms that are more favorable to them than the terms we give our tenants generally. In addition, although we have the benefit of an anchor tenant in build-to-suit projects, we may not be able to find a sufficient number of additional tenants. In fact, one reason wireless service providers may prefer build-to-suit arrangements is to share or escape the costs of an undesirable site. A site may be undesirable because it has high construction costs or may be considered a poor location by other providers.

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

OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATIONS AND CHANGES IN CURRENT OR FUTURE LAWS OR REGULATIONS COULD HARM OUR BUSINESS

  We are subject to federal, state and local and foreign regulation of our business. Both the FCC and the FAA regulate towers used for wireless communications and radio and television antennae. In addition, the FCC separately licenses and regulates wireless communication devices and television and radio stations operating from towers. Similar regulations exist in Mexico and other foreign jurisdictions regarding wireless communications and the operation of communications towers. As previously disclosed, we entered into a Consent Decree with the FCC in August 2001 which requires us to maintain an approved compliance program for 3 years. Failure to comply with these applicable regulatory requirements and the terms of the Consent Decree may lead to monetary penalties and other sanctions, including being disqualified from holding licenses for our Verestar business or registrations for our towers and may require us to indemnify our customers against any such failure to comply. New regulations may impose additional costly burdens on us, which may affect our revenues and cause delays in our growth.

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

Information Presented Pursuant to the Indenture for the Senior Notes

  The following table sets forth information that is presented solely to address certain reporting requirements contained in the indenture for our Senior Notes. This information presents certain financial data for us on a consolidated basis and on a restricted group basis, which means only for the Company and its subsidiaries that comprise the restricted group under the indenture. All of our subsidiaries are part of this restricted group, except Verestar and its subsidiaries, whose operations constitute all of our satellite and fiber network access services business segment. This restricted group data is not intended to represent an alternative measure of operating results, financial position or cash flow from operations, as determined in accordance with generally accepted accounting principles.

                                Three months ended        Nine months ended
                                September 30, 2001       September 30, 2001
                              -----------------------  -----------------------
                                           Restricted               Restricted
                              Consolidated Group (1)   Consolidated  Group(1)
                              ------------ ----------  ------------ ----------
Statement of Operations Data
 (in thousands):
Operating revenues...........  $ 296,196   $ 238,794    $ 821,632   $ 643,441
                               ---------   ---------    ---------   ---------
Operating expenses:
Operating expenses excluding
 depreciation and
 amortization, and
 development and corporate
 general and administrative
 expenses....................    219,567     164,214      615,399     445,932
Depreciation and
 amortization................    118,898     100,296      317,853     267,327
Development expense..........      1,736       1,701        7,038       6,303
Corporate general and
 administrative expense......      7,353       7,353       18,887      18,887
                               ---------   ---------    ---------   ---------
  Total operating expenses...    347,554     273,564      959,177     738,449
                               ---------   ---------    ---------   ---------
Loss from operations.........    (51,358)    (34,770)    (137,545)    (95,008)
Interest expense.............    (73,483)    (70,543)    (210,223)   (202,014)
Interest income and other,
 net.........................        720       4,331       13,578      17,339
Interest income, TV Azteca,
 net of interest expense of
 $289 and $873 for the three
 and nine months ended
 September 30, 2001,
 respectively................      3,627       3,627       10,747      10,747
Loss on investment in US
 Wireless....................     (1,182)     (1,182)     (23,408)    (23,408)
Note conversion expense......    (26,336)    (26,336)     (26,336)    (26,336)
Minority interest in net
 earnings of subsidiaries....        (19)        (19)         (16)        (16)
                               ---------   ---------    ---------   ---------
Loss before income taxes and
 extraordinary losses........  $(148,031)  $(124,892)   $(373,203)  $(318,696)
                               =========   =========    =========   =========

                                                      September 30, 2001
                                                 -----------------------------
                                                 Consolidated Restricted Group
                                                 ------------ ----------------
Balance Sheet Data (in thousands):
Cash and cash equivalents.......................  $  276,094     $  264,311
Restricted cash and investments.................      62,225         62,225
Property and equipment, net.....................   3,177,651      2,884,786
Total assets....................................   6,918,509      6,286,804
Long-term obligations, including current
 portion........................................   3,548,187      3,431,700
Net debt(2).....................................   3,209,868      3,105,164
Total stockholders' equity......................   3,016,023      3,016,023

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

  Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indenture for our senior notes, are as follows:

  Tower Cash Flow, for the three months ended September 30, 2001..... $  65,054
                                                                      =========
  Consolidated Cash Flow, for the twelve months ended September 30,
   2001.............................................................. $ 255,568
    Less: Tower Cash Flow, for the twelve months ended September 30,
     2001............................................................  (219,905)
    Plus: four times Tower Cash Flow, for the three months ended
     September 30, 2001..............................................   260,216
                                                                      ---------
  Adjusted Consolidated Cash Flow, for the twelve months ended
   September 30, 2001................................................ $ 295,879
                                                                      =========
  Non-Tower Cash Flow, for the twelve months ended September 30,
   2001.............................................................. $  25,342
                                                                      =========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to market risk from changes in interest rates on our long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate caps, swaps, collars and swaptions pursuant to our policies. All derivative financial instruments are for purposes other than trading. For the nine months ended September 30, 2001, we increased our borrowings under our credit facilities by approximately $95.0 million. In addition, we completed a private placement of $1.0 billion of our senior notes issued at 100% of their face amount. The proceeds from the above have and will be used to finance construction and acquisitions. In the short-term, we invested any unused proceeds in marketable debt securities, commercial paper and cash and cash equivalents. In June 2001 we entered into an interest rate collar agreement with a total notional amount of $47.5 million expiring in June 2003. Lastly, in August 2001 the Company acquired an aggregate of $82.5 million face amount ($61.6 million carrying amount) of its 2.25% convertible notes for shares of its Class A common stock.

  The following table provides information as of September 30, 2001 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate caps, swaps, collars and swaptions, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates.

                    Twelve Month Period Ended September 30,
 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (in
                                  thousands)

Long-Term Debt              2002          2003         2004     2005     2006   Thereafter    Total    Fair Value
--------------           ----------    ----------    -------- -------- -------- ----------  ---------- ----------
Fixed Rate Debt(a)...... $             $             $        $        $        $1,865,211  $1,865,211 $1,493,128
Average Interest
 Rate(a)................                                                              7.62%

Variable Rate Debt(a)... $             $  137,000    $158,000 $230,250 $252,563 $  667,187  $1,445,000 $1,445,000

 Aggregate Notional Amounts Associated with Interest Rate Caps, Swaps, Collars and Swaptions in Place during the Twelve Month
  Period Ended September 30, and Interest Rate Detail by Contractual Maturity
                             Dates (in thousands)

Interest Rate CAPS
------------------
Notional Amount.........   $364.980(c)
Cap Rate................       9.00%
Interest Rate SWAPS
-------------------
Notional Amount.........   $395,000(d)   $365,000(e)                                                   $  (20,427)
Weighted-
 Average Fixed Rate
 Payable(b).............       6.69%        6.67%
Interest Rate COLLARS
---------------------
Notional Amount.........   $512,500(f)   $232,500(g)                                                   $  (19,404)
Weighted-
 Average Below Floor
 Rate Payable, Above Cap
 Rate Receivable(b)..... 6.14%-8.54%   5.51%-7.62%

--------
(a) September 30, 2001 variable rate debt consists of our domestic and Mexican credit facilities ($1.45 billion) and fixed rate debt consists of the 2.25% and 6.25% convertible notes ($415.2 million), the 5.0% convertible notes ($450.0 million) and the senior notes ($1.0 billion). Interest on the credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the Base Rate plus margin (as defined). The average interest rate in effect at September 30, 2001 for the credit facilities was 6.54%. For the nine months ended September 30, 2001, the weighted average interest rate under the credit facilities was 7.91%. The 2.25% and 6.25% convertible notes each bear interest (after giving effect to the accretion of the original discount on the 2.25% convertible notes) at 6.25%. Interest on the 2.25% and 6.25% notes is payable semiannually on April 15 and October 15 of each year. The 5.0% convertible notes bear interest at 5.0% which is payable semiannually on February 15 and August 15 of each year. The senior notes bear interest at 9 3/8% which is payable semiannually on February 1 and August 1 of each year beginning August 1, 2001.
(b) Represents the weighted-average fixed range of interest based on contract notional amount as a percentage of total notional amounts in a given year.
(c)  Includes notional amounts of $364,980 that will expire in February 2002.
(d)  Includes notional amounts of $30,000 that will expire in March 2002.
(e) Includes notional amounts of $75,000 and $290,000 that will expire in January and February 2003, respectively.
(f) Includes notional amounts of $185,000 and $95,000 that will expire in May and July 2002, respectively.
(g) Includes notional amounts of $185,000 and $47,500 that will expire in May and June 2003, respectively.

  As discussed above, we maintain a portion of our cash and cash equivalents and short-term investments in financial instruments that are subject to interest rate risks. Due to the relatively short duration of such instruments, fluctuations in interest rates should not materially affect our financial condition or results of operations.

  The effect of foreign currency fluctuations on our foreign operations, which primarily include Mexico and Brazil, have not been significant to date. This has been the case in Mexico primarily because most contracts are denominated in U.S. dollars, and in Brazil because we are in the early stages of developing our network. Accordingly, foreign currency risk has not been material for the nine months ended September 30, 2001.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  As previously disclosed by the Company in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, on April 23, 2001 the District Attorney for the County of Santa Clara, California filed a civil complaint against the Company in the Superior Court of California. The complaint alleges record keeping, registration, hazardous materials management and filing violations under California environmental laws. The complaint does not allege any contamination of the environment occurred as a result of the alleged violations. The Company has taken measures to ensure that these sites are in compliance with applicable California environmental laws and believes that they are currently in compliance with such laws. On May 23, 2001, the Company filed an answer to the complaint formally denying the allegations. The Company believes that the resolution of the violations alleged in the complaint will not have a material adverse effect on its financial conditions or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  In the third quarter of 2001, the Company entered into exchange agreements with a limited number of holders of the Company's 2.25% convertible notes due 2009 (the "2.25% Notes"). Pursuant to the exchange agreements, the noteholders exchanged an aggregate of $82.5 million face amount of the Company's 2.25% Notes for an aggregate of 3,962,537 shares of the Company's Class A common stock in reliance upon the exemption from registration set forth in Section 3(a)(9) of the Securities Act. No underwriters were engaged in connection with such issuances.

  On October 4, 2001, the Company consummated an acquisition pursuant to which the Company issued an aggregate of 35,325 shares of Class A Common Stock as consideration for the acquisition. The Company issued these shares in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. As a basis for doing so, the Company relied on the following facts: (1) the Company offered the securities to a limited number of offerees without any general solicitation, (2) the Company obtained representations from the purchasers regarding their financial suitability and investment intent, and (3) the Company issued all of the securities with restrictive legends on the certificates to limit resales.

ITEM 5. OTHER INFORMATION

  The following information updates the status of the ALLTEL transaction as previously disclosed by us in Current Reports on Form 8-K filed on December 20, 2000, April 17, 2001, June 11, 2001, July 9, 2001, September 14, 2001 and
October 4, 2001 and in Quarterly Reports on Form 10-Q filed by us on May 15, 2001 and August 14, 2001.

  On November 2, 2001, we closed on the sublease of 149 towers pursuant to our agreement with ALLTEL. These towers were used by ALLTEL primarily in connection with its business of providing consumer wireless services. We plan to lease space on the towers to third parties. In connection with this closing, we paid consideration of approximately $44.7 million in cash. The amount of consideration and the terms of the agreement were based upon arms-length negotiations between unaffiliated parties. There are no material relationships between us and ALLTEL or any of its respective affiliates, officers or directors. We financed the transaction through available cash-on-hand, including proceeds from our January 2001 equity and debt financings. For more information about our agreement with ALLTEL, see our Current Reports on Form 8-K filed on December 20, 2000, April 17, 2001, June 11, 2001, July 9, 2001, September 14, 2001 and October 4, 2001; our Quarterly Reports on Form 10-Q filed May 15, 2001 and August 14, 2001; note 4 to the condensed consolidated financial statements set forth herein; and the exhibits incorporated by reference into this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

  Listed below are the exhibits which are filed as part of this Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K).

 Exhibit No. Description of Exhibit
 ----------- ----------------------
    10.1     Amended and Restated Registration Rights Agreement, dated as of February 25,
             1999, by and among American Tower Corporation and each of the Parties named therein.

    10.2     Amended and Restated Loan Agreement dated as of January 6, 2000, by and among
             American Tower, L.P., American Towers, Inc. and ATC Teleports, Inc., as
             Borrowers, and Toronto Dominion (Texas) Inc., as Administrative Agent, and the
             banks party thereto (incorporated by reference to Exhibit 10.1 from the
             Registrant's Current Report on Form 8-K (File No. 001-14195) filed on January
             28, 2000).

    10.3     First Amendment and Waiver Agreement, dated as of February 9, 2000, by and among
             American Tower, L.P., American Towers, Inc. and ATC Teleports, Inc., as
             Borrowers, and Toronto Dominion (Texas) Inc., as Administrative Agent, and the
             banks party thereto (incorporated by reference to Exhibit 10.1 from the
             Registrant's Quarterly Report on Form 10-Q (File No. 001-14195) filed on
             November 13, 2000).

    10.4     Second Amendment to Amended and Restated Loan Agreement, dated as of May 11,
             2000, by and among American Tower, L.P., American Towers, Inc. and ATC
             Teleports, Inc., as Borrowers, and Toronto Dominion (Texas) Inc., as
             Administrative Agent, and the banks party thereto (incorporated by reference to
             Exhibit 10.2 from the Registrant's Quarterly Report on Form 10-Q (File No. 001-
             14195) filed on November 13, 2000).

    10.5     Waiver and Third Amendment to Amended and Restated Loan Agreement, dated as of
             October 13, 2000, by and among American Tower, L.P., American Towers, Inc. and
             ATC Teleports, Inc., as Borrowers, and Toronto Dominion (Texas) Inc., as
             Administrative Agent, and the banks party thereto (incorporated by reference to
             Exhibit 10.3 from the Registrant's Quarterly Report on Form 10-Q (File No. 001-
             14195) filed on November 13, 2000).

    10.6     Fourth Amendment to Amended and Restated Loan Agreement, dated as of January 23,
             2000, by and among American Tower, L.P., American Towers, Inc. and Verestar,
             Inc., as Borrowers, and Toronto Dominion (Texas) Inc., as Administrative Agent,
             and the banks party thereto (incorporated by reference to Exhibit 10.5 from the
             Registrants' Registration Statement on Form S-4 (File No. 333-59852)).

    10.7     Fifth Amendment and Waiver to Amended and Restated Loan Agreement, dated as of
             March 26, 2001, by and among American Tower, L.P., American Towers, Inc. and
             Verestar, Inc., as Borrowers, and Toronto Dominion (Texas) Inc., as
             Administrative Agent, and the banks party thereto (incorporated by reference to
             Exhibit 10.6 from the Registrants' Registration Statement on Form S-4 (File No.
             333-59852)).

    10.8     Sixth Amendment to Amended and Restated Loan Agreement, dated as of October 26,
             2001, by and among American Tower, L.P., American Towers, Inc., Verestar, Inc.,
             and Towersites Monitoring, Inc., as Borrowers and Toronto Dominion (Texas) Inc.,
             as Administrative Agent, and the banks party thereto.

    10.9     Notice of Incremental Facility Commitment, dated as of October 26, 2001, by and among American Towers, Inc., American Tower, L.P., Verestar, Inc., Towersites
             Monitoring, Inc., and American Tower International, Inc., as Borrowers and
             Toronto Dominion (Texas) Inc., as Administrative Agent, and the banks party thereto.

  (b) Reports on Form 8-K.

  During the quarter ended September 30, 2001, the Registrant filed with the Commission the following Current Reports on Form 8-K:

  1.Form 8-K (Item 2) filed on July 9, 2001.
  2.Form 8-K (Item 9) filed on September 6, 2001.
  3.Form 8-K (Item 2) filed on September 14, 2001.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          American Tower Corporation

                                          By: /s/ Joseph L. Winn
Date: November 14, 2001                      ----------------------------------
                                                       Joseph L. Winn
                                                Chief Financial Officer and
                                                         Treasurer
                                                 (Duly Authorized Officer)

Date: November 14, 2001                   By: /s/ Justin D. Benincasa
                                             ----------------------------------
                                                    Justin D. Benincasa
                                                 Senior Vice President and
                                                    Corporate Controller
                                                 (Duly Authorized Officer)