Form 10-K
period 2001-12-31
AMERICAN TOWER CORP /MA/
filed 2002-04-01
CIK 1053507

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For Fiscal Year Ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                           Commission File 001-14195

                               -----------------

                          AMERICAN TOWER CORPORATION
            (Exact name of registrant as specified in its charter)

                      Delaware                    65-0723837
                   (State or other             (I.R.S. Employer
                   jurisdiction of            Identification No.)
            incorporation or organization)

                             116 Huntington Avenue
                          Boston, Massachusetts 02116
             (Address of principal executive offices and Zip Code)

                                (617) 375-7500
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                          (Name of exchange on
                  (Title of Class)          which registered)
                  ----------------          -----------------
                Class A Common Stock,    New York Stock Exchange
                   $0.01 par value

          Securities registered pursuant to Section 12(g) of the Act:

                               (Title of Class)

                                     None

                               -----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 25, 2002 was approximately $951,059,506. As of March 25, 2002, 185,018,963 shares of Class A Common Stock, 8,001,769 shares of Class B Common Stock and 2,267,813 Shares of Class C Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

================================================================================

                               TABLE OF CONTENTS

          FORM 10-K ANNUAL REPORT FISCAL YEAR ENDED DECEMBER 31, 2001

                                                                                                Page
                                                                                                ----
PART I.
ITEM 1.   Business.............................................................................   2
ITEM 2.   Properties...........................................................................  18
ITEM 3.   Legal Proceedings....................................................................  19
ITEM 4.   Submission of Matters to a Vote of Security Holders..................................  19

PART II.
ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters................  19
ITEM 6.   Selected Financial Data..............................................................  20
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  23
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk...........................  41
ITEM 8.   Financial Statements and Supplementary Data..........................................  43
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  43

PART III.
ITEM 10.  Directors and Executive Officers of the Registrant...................................  44
ITEM 11.  Executive Compensation...............................................................  45
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.......................  45
ITEM 13.  Certain Relationships and Related Transactions.......................................  45

PART IV.
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  45

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   This annual report contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could" or "may," or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. These forward-looking statements may be found under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this annual report generally. They include, but are not limited to, our statements regarding the following topics: (1) the continued rise in the use and the number of subscribers of wireless communication services; (2) our belief that wireless carriers will need to add more cell sites to meet that demand and its impact on our revenues; (3) our belief that we can utilize our existing tower portfolio to give us continued organic revenues and cash flows growth; (4) our ability to continue to access availability under our credit facilities to fund our business plan and to comply with the covenants contained in our credit facilities; (5) the impact of the slowdown in capital expenditures by wireless carriers on our future financial performance, long-term growth rates, liquidity and free cash flow position; and (6) our estimate that our operations will become free cash flow positive during 2003. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption "Business-Factors That May Affect Future Results". Forward-looking statements represent management's current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

   We are a leading wireless and broadcast communications infrastructure company. Our primary business is leasing antenna space on multi-tenant communication towers to wireless and broadcast companies. We operate the largest portfolio of wireless communications towers in North America and are the largest independent operator of broadcast towers in North America, based on number of towers. Our tower portfolio provides us with a substantial recurring base of leasing revenues from our existing customers, the additional capacity to add more antennae to these towers, and the network of towers capable of addressing the needs of wireless service providers on a national basis.

   To complement our core business of leasing antennae space, we also provide a full array of related services, including network design, radio frequency engineering, site acquisition, zoning, tower construction, component parts, antennae and line installation, maintenance and tower monitoring. These capabilities enable us to provide a full service solution to our customers' tower infrastructure needs and generate related revenues that are additive to our core leasing business. In addition, our service capabilities enable us to respond cost-effectively to demand for new towers by giving us the flexibility to construct and operate our own towers at costs to us that are generally less than acquiring towers.

   Our goal is to capitalize on the increasing use of wireless communication services by actively marketing space available for leasing on our existing towers, providing related tower services to our leasing customers, and selectively developing or acquiring new towers that meet our return on investment criteria. We target as customers financially sound wireless service providers that are improving or extending their infrastructure.

   We operate our business in three segments: rental and management; network development services; and satellite and fiber network access services. Our operating revenues and divisional cash flows for the year ended December 31, 2001 were $1.1 billion and $300.5 million, respectively. Our three business segments accounted for the following percentages of operating revenues and divisional cash flows for the year ended December 31, 2001:

                                                    Operating Divisional
       Business Segment                             Revenues  Cash Flows*
       ----------------                             --------- -----------
      . Rental and management                         39.2%      81.3%
      . Network development services                  40.0%      16.2%
      . Satellite and fiber network access services   20.8%       2.5%

        ----------
        * Divisional cash flows means (loss) income from operations before depreciation and amortization and restructuring, development, and corporate general and administrative expenses, plus interest income - TV Azteca, net.

   Our rental and management segment tower leasing activities generate the highest profit margins. We believe those activities are likely to grow more rapidly than our other segments because of increased utilization of our existing towers. For more financial information about our business segments and geographic information about our operating revenues and long-lived assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 15 to our consolidated financial statements included in this annual report.

STRATEGY

   Our strategy is to capitalize on the increasing use of wireless communication services. From December 1995 to December 2000, the number of wireless phone subscribers increased from 33.8 million to 109.5 million and the minutes of use of wireless phone services increased from 37.8 billion to 258.9 billion among major wireless carriers in the United States. During the same period, the number of cell sites increased from 22,700 to 104,300 sites.* We expect that the continued growth of wireless subscribers and minutes of use of wireless phone services will further require wireless carriers to add a significant number of additional cell sites to maintain the performance of their networks in the areas in which they currently cover. In addition, we believe that when data wireless services, such as email and internet access, are deployed on a widespread basis they will require wireless carriers to increase further the cell density of their existing networks, and require geographical expansion of their network coverage. To meet this demand, we believe wireless carriers will continue to outsource their tower infrastructure needs as a means of speeding access to their markets and preserving capital, rather than constructing and operating their own towers and maintaining their own tower service and development capabilities.

   We believe that our existing portfolio of towers, our tower related services and network development capabilities, and our management team, position us to benefit from these trends and to play an increasing role in addressing the needs of wireless service providers and broadcasters. The key elements of our strategy include:

.. MAXIMIZE UTILIZATION OF OUR TOWER CAPACITY. We believe that our existing portfolio of towers provides us with a significant base to continue our organic growth in our rental and management business by leasing additional antennae space on these towers. Organic same tower revenues and cash flows growth in our rental and management segment for the 8,751 towers that we owned both at the beginning of the fourth quarter 2000 and at the beginning of the fourth quarter 2001 was 20% and 26%, respectively. We anticipate continuing to grow our revenues and cash flows because many of our towers have significant capacity available for additional antenna space rental that we can utilize at low incremental costs to us. Because the costs of operating a tower are largely fixed, increasing utilization significantly improves tower operating margins. We will continue to use our targeted sales and marketing techniques to increase utilization of, and investment return on, our existing towers.

.. LEVERAGE OUR EXTENSIVE TOWER SERVICE CAPABILITIES. We intend to use our extensive service capabilities to generate related revenues that are additive to our core leasing business and to minimize the cost of any new tower sites we may add based on our return on investment criteria. Tenants who lease antenna space on our towers need a variety of additional products and services, including network design, radio frequency engineering, site acquisition, zoning, tower construction, component parts, antennae and line installation, maintenance and tower monitoring. Tenants often outsource some or all of these services to third parties, including us. We believe our ability to offer a full array of products and services and our preexisting relationship with the tenants on our towers position us well to provide these products and services and to capture more incremental revenues.

   We also intend to take advantage of our extensive experience and capabilities as a developer of new towers when responding to demand by wireless carriers for new towers. We can construct and operate towers at costs to us that are generally less than the cost related to acquiring towers. This cost-efficiency enables us to reduce the average cost to own and operate our towers. As a result, we plan to emphasize selective new tower development for the foreseeable future in responding to demand by wireless carriers.

.. CONTINUE OUR FOCUS ON CUSTOMER SERVICE. Since speed to market and reliable network performance are critical components to the success of wireless service providers, our ability to assist our customers in meeting their goals will ultimately define our success. To that end, we intend to continue to focus on our customer service by, for example, reducing cycle time for key functions, such as lease processing and antennae and line installations.


.. BUILD ON STRONG RELATIONSHIP WITH MAJOR WIRELESS CARRIERS. Our understanding of the network needs of our wireless carrier customers and our ability to convey effectively how we can satisfy those needs is key

--------
* Subscriber and use information includes only cellular, personal communication services, and enhanced specialized mobile radio wireless services. The term cell site above refers to the number of antennae and related equipment in commercial operation, not the number of towers on which that equipment is attached.

   to our efforts to add new antennae leases, cross-sell our services and win desirable new tower development projects. We are building on our strong relationship with our customers to gain more familiarity with their evolving network plans so we can identify opportunities where our nationwide portfolio of towers, extensive service offerings and seasoned construction capabilities can be used to satisfy their needs. We believe that we are well positioned to be a preferred partner to major wireless carriers in leasing tower space and new tower development projects because of our proven operating experience and the national scope of our tower portfolio and services.

.. EMPLOY SELECTIVE CRITERIA FOR NEW TOWER CONSTRUCTION AND ACQUISITIONS. We believe that the unused capacity of our existing tower portfolio is capable of addressing the current needs of many wireless service providers. Because of this capacity and our desire to increase the near term returns on our capital, we have adopted more selective criteria for new tower development and acquisitions. We expect that the application of these new criteria will increase our return on investments in new towers we build or acquire.

.. ACTIVELY MANAGE OUR TOWER PORTFOLIO. We plan to pursue exchanges and sales of towers or tower clusters with other tower operators and other entities. Our goal is to enhance operating efficiencies by either acquiring towers in regions where we have insufficient coverage or disposing or exchanging towers in areas where we do not have operating economies of scale. If we are successful in disposing of certain tower assets, we may redeploy proceeds received in more productive tower assets.

OPERATIONAL INITIATIVES

   In the latter half of 2001, the major wireless carriers reduced their planned capital expenditures for geographic network expansion. In the near term, we expect wireless carriers to make capital expenditures primarily to increase the density of their current network coverage and improve the quality of service to their existing subscribers, while selectively investing to expand network coverage. We believe that the increasing minutes of use of wireless phone service and number of wireless phone subscribers will continue to require wireless carriers to add a significant number of additional cell sites to maintain the performance of their networks in the areas which they currently cover.

   Because we believe that our existing tower portfolio has the scope and available capacity to address a significant portion of these needs, we have lowered our planned capital expenditures for 2002 on new tower development and acquisitions. Our 2002 capital budget provides for total expenditures of approximately $200.0 million to $225.0 million, which includes towers to be built under existing build-to-suit agreements, compared to total capital expenditures of approximately $568.0 million in 2001. In contrast to 2001, during which we built approximately 1,300 towers, including five broadcast towers, our 2002 plans call for the construction of between 400 and 500 towers, including nine broadcast towers. In addition, we have adopted more selective criteria for new tower development. We will not undertake new tower development unless the project is likely to meet our heightened near term return on investment criteria.

PRODUCTS AND SERVICES

We offer our products and services through three business segments:

    .  Rental and management;

    .  Network development services; and

    .  Satellite and fiber network access services.

RENTAL AND MANAGEMENT

   Leasing of Antennae Sites. Our primary business is renting antenna space to wireless and broadcast companies on multi-tenant communications towers. We operate a tower network of approximately 14,500 multi- user sites in the United States, Mexico and Brazil, including more than 300 broadcast tower sites. Approximately 13,600 of these towers are owned or leased sites and approximately 900 are managed sites or lease/sublease sites under which we hold a position as lessee that is co-terminus with a related sublease. Our networks in the United States and Mexico are national in scope. Our U.S. network spans 49 states and the District of Columbia. In addition, 83% of our U.S. network provides coverage in the top 100 markets or core areas such as high traffic interstate corridors. Our Mexican network includes more than 1,100 sites in highly populated areas, including Mexico City, Monterrey, Guadalajara and Acapulco. Our Brazilian network is located in the high-growth southern part of Brazil, as well as in certain northern and central-western cities that have a total population of approximately 40.0 million.

   We lease antenna space on our towers to tenants in a diverse range of wireless communications and broadcast industries. Wireless industries we serve include: personal communications services, cellular, enhanced specialized mobile radio, specialized mobile radio, paging, fixed microwave and fixed wireless. Our major customers include ALLTEL, AT&T Wireless Services, Cingular Wireless, Nextel, Sprint PCS, Verizon and Voicestream.

   The number of antennae that our towers can accommodate varies depending on whether the tower is broadcast or non-broadcast, and on the tower's location, height, and the loaded capacity at certain wind speeds. An antenna's height on a tower and the tower's location determine the line-of-sight of the antenna with the horizon and, consequently, the distance a signal can be transmitted. Some of our customers, including paging companies and specialized mobile radio providers in rural areas, need higher elevations for broader coverage. Other customers, such as personal communications services, enhanced specialized mobile radio and cellular companies in metropolitan areas, usually do not need to place their equipment at the highest tower point. We believe that many well engineered and well located towers built to serve the specifications of an initial anchor tenant in the wireless communications sector will attract three or more wireless tenants over time, thereby increasing revenue and enhancing margins.

   Lease Terms. Our leases, like most of those in the industry, generally vary depending upon the region and the industry user. Television and radio broadcasters prefer long-term leases, while wireless communications providers favor leases in the range of five to ten years in duration. In both cases, the leases often have multiple renewal terms at the option of the tenant.

   Tenants tend to renew their leases because of the complications and costs associated with moving antennae. For example, in the case of cellular, personal communications services and other wireless users, moving one antennae might necessitate moving or adjusting several others because of the interlocking grid-like nature of wireless systems. Moreover, a move by a television or radio broadcaster would necessitate FCC approval and could entail major dislocations and the uncertainty associated with building antennae in new coverage areas. In addition, the increasing difficulty of obtaining local zoning approvals, the increasing environmental concerns of communities, and the restrictions imposed by the Federal Aviation Administration and FCC tend to reduce the number of choices available to a tower user.

   Most of our leases have escalator provisions. These automatic increases are most frequently based on a fixed amount. They are also sometimes based on increases in the consumer price index.

   Annual rental payments vary considerably depending upon:

    . size of the transmission line and the number and weight of the antennae on the tower;

    .  geographic location of the tower;

    .  existing capacity of the tower;

    .  the placement of the customer's antenna on the tower;

    .  frequency spectrum;

    .  the location and height of the tower on which antenna space is rented;
       and

    .  the competitive environment.

   Tower Development. Historically, cellular and other wireless service providers had constructed and owned a majority of the towers for their antennae needs, rather than leasing space on towers from a third party. Beginning a few years ago, wireless service providers expressed a growing interest in having independent companies own and operate the towers for their antennae. This trend resulted in our entering into agreements with a number of wireless carriers to construct and subsequently lease space on towers in key areas identified as optimal for their network expansion requirements. In most cases, because we own the constructed towers, we are able to lease space on them to other tenants, as well as to the anchor tenant.

   Communications Site Management Business. We are a leading manager of communications sites. A central aspect of this business is the development by us of new sources of revenue for building owners by effectively managing all aspects of rooftop and ground tower telecommunications, including rooftop infrastructure construction services.

   Our management contracts for these sites are generally for a period of five years and contain automatic five-year renewal periods, subject to termination by either party before renewal. Under these contracts, we are responsible for a wide range of activities, including: marketing antennae sites on the tower, reviewing existing and negotiating future license agreements with tenant users, managing and enforcing those agreements, supervising repairs and maintenance and installation of equipment by tenants and site billing, collections and contract administration. For such services, we are entitled to a percentage of lease payments, which is higher for new tenants than for existing tenants.

NETWORK DEVELOPMENT SERVICES

   Through ATC Integrated Services, we provide comprehensive network development services for both wireless service providers and broadcasters. We offer full turnkey network development solutions to our customers, including network design, radio frequency engineering, site acquisition, zoning, tower construction, component parts, antennae and line installation, maintenance and tower monitoring. We provide network development services to most of the major wireless service providers. and have constructed or are constructing towers for a variety of wireless and broadcast companies. We also construct towers for our rental and management segment.

   Our ability to provide this full range of services is an important component in our business model because these services:

    . enhance our overall returns as our costs for constructing towers for our rental and management segment are generally lower than those we acquire;

    . strengthen our existing customer relationships by increasing our knowledge of their network needs, which we believe leads to greater customer satisfaction and the opportunity to offer them other services;

    .  increase recurring revenues and cash flow from our towers; and

    . make us a more attractive choice for turnkey projects since we believe wireless carriers prefer to work with a national company, rather than contract with multiple vendors, to address their tower-related needs.

   Construction and Antennae and Line Installation. We are one of the leading builders of wireless and broadcast towers. Our ATC Tower Services unit has over 30 years of wireless tower construction and equipment installation experience. We also own and operate Kline Iron & Steel, an experienced steel fabricator and builder of broadcast towers. The following table shows the approximate number of towers that we constructed, utilizing various areas of expertise within our network development services segment, for our own account during 1999, 2000, and 2001 and our projection for 2002:

                                                Number of Towers
               Year                               Constructed
               ----                             ----------------
               1999............................       1,000
               2000............................       1,600
               2001............................       1,300
               2002--Projection................     400-500

   For third party construction, we bill customers on a fixed price or time and materials basis, and we may negotiate fees on individual sites or for groups of sites. The cost of construction of a tower varies both by site location and terrain, tower type and height, and any governmental or environmental requirements. Non-broadcast towers, whether on a rooftop or the ground, generally cost between $200,000 and $250,000. Broadcast towers are generally much taller and are built to bear a greater load. The costs of broadcast towers are significantly greater than non-broadcast towers and vary considerably based on size, location and terrain.

   As part of our construction services and as a separate service offering, we provide antennae and line installation and maintenance services. These services use not only our construction-related skills, but also our technical expertise to ensure that new installations do not cause interference with other tenants. We believe that in 2002 our antennae and line installation services and maintenance capabilities will provide us with a significant opportunity to capture incremental revenue on existing and newly built sites, as carriers shift their focus from geographic network expansion to maximizing their existing network capacity.

   Kline Iron & Steel also performs non-tower related steel fabrication, including its current work on a large office project pursuant to a multi-year agreement.

   Wireless Components. We sell tower related parts and equipment to wireless and broadcast companies, including antennae fasteners and other mounting components, waveguide bridge products, square support rail, tower lighting systems, and tower safety products. We also manufacture wireless components for several large wireless communications equipment vendors who market these products under their own brand names.

   Engineering Consulting Services and Network Design. We provide a number of engineering services that enable our customers to plan new wireless networks, modify existing tower networks, and improve the quality of their networks. These engineering services include design of wireless broadband and data and radio frequency networks, drive testing, performance engineering, and wireless broadband and data network design and implementation, upgrading networks to the next generation of broadcast technology, which is often referred to as "3G" or third-generation technologies, transport engineering, and interconnection and microwave services.

   Site Acquisition and Zoning Services. We engage in site acquisition services for our own account, in connection with tower development projects and other proprietary construction, as well as for third parties. The site selection and acquisition process begins with the network design. We identify highway corridors, population centers and topographical features within the carrier's existing or proposed network. We then select the most suitable sites, based on demographics, traffic patterns and signal characteristics. Upon customer approval of the site, we typically provide zoning related services, working with the local zoning/planning board to obtain the necessary approval. If we receive approval, our customer typically engages us to supervise the construction of the towers or to construct the towers ourselves.

SATELLITE AND FIBER NETWORK ACCESS SERVICES

   Our Verestar subsidiary is a leading provider of integrated satellite and fiber network access services for telecommunications companies, internet service providers (ISP), broadcasters, maritime customers, and governmental organizations, both domestic and international. We own and operate more than 175 satellite antennae at ten satellite network access points, which we refer to as SNAPs, in Florida, California, Massachusetts, New Jersey, Texas, Washington state, and the Washington, D.C. area and one in Switzerland. Our satellite network access points in the U.S. and in Switzerland enable us to access the majority of commercial satellites around the world. Our customers include many of the major U.S. and foreign broadcasters. Our maritime customers include a number of major cruise lines.

   Verestar transmits Internet traffic and voice, video and other data through the integration of the following services:

    . Teleport Services. Verestar operates ten satellite network access points. These SNAPs consist of over 175 satellite antennae, transmitting and receiving electronics and connectivity to major terrestrial fiber routes and the Internet. These SNAPs are capable of uplinking and downlinking data, voice and video (both analog and digital) to satellites in the Atlantic, Pacific and Indian Ocean regions. Some of our SNAPs also provide telemetry, tracking and control and communication systems for the launch and maintenance of satellites in orbit. Each SNAP is operated 24 hours a day, 365 days a year.

    . Satellite Services. Verestar is one of the largest independent lessees of satellite capacity for the transmission of Internet and other data around the world. Verestar sells capacity through contracts generally with a minimum term of one year and also offers spot market capacity on an as-needed basis to news networks in the United States.

    . Network Access Services. Verestar offers customers connections to their choice of leading Internet services and high-speed fiber backbone providers. Certain services allow customers to select the fastest available Internet connection on a per packet basis. Verestar also offers long-haul fiber connectivity between select markets in the United States and internationally.

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

   During 2001, Verestar refocused its business away from second and third tier telecom carriers to global telecom providers, governmental organizations and broadcast companies. In addition, during the later stages of 2001 and into 2002, Verestar is focusing on implementing cost reduction measures aimed at reducing infrastructure costs, consolidating transponder space and renegotiating certain transponder agreements. These initiatives are designed to improve Verestar's operating margins and position Verestar for structural independence.

SIGNIFICANT AGREEMENTS

   We are a party to three agreements that we consider to be material to our business:

   ALLTEL transaction. In December 2000, we entered into an agreement with ALLTEL to sublease up to 2,193 communications towers through a 15-year sublease agreement for up to $657.9 million in cash. As of December 31, 2001, we had subleased 1,748 towers and paid ALLTEL $524.4 million in cash. During the first quarter of 2002, we closed on 28 towers and paid ALLTEL $8.4 million in cash. As permitted by the agreement, we have decided not to sublease the remaining 417 towers. The ALLTEL towers are located primarily in the Southeast and, to a lesser extent, in the Midwest region of the United States.

   We are entitled to all income generated from leasing space on the towers and are responsible for all expenses, including ground rent. ALLTEL has reserved space on the towers for its antennae, for which it pays a site maintenance fee of $1,200 per tower per month, escalating at a rate equal to the lower of 5% per annum or the increase in Consumer Price Index plus 4% per annum.

   We have an option to purchase the 1,776 towers subleased from ALLTEL at the end of the 15-year sublease term. The purchase price per tower will, at ALLTEL's option, be $27,500 plus interest accrued at 3% per annum, payable in cash, or 769 shares of our Class A common stock.

   As part of the transaction, we entered into a five-year exclusive build-to-suit agreement that gives us the right but not the obligation to develop towers for ALLTEL. We also entered into a separate master lease with ALLTEL for the build-to-suit towers. The initial term is ten years, except for our sites that were not constructed pursuant to the build-to-suit agreement, for which it is for five years. ALLTEL has three five-year renewal options. The rent for lease supplements entered into pursuant to the master lease agreement is $1,200 per tower per month, escalating at a rate equal to the lower of 5% per annum or the increase in Consumer Price Index plus 4% per annum.

   AirTouch transaction. Pursuant to an August 1999 agreement, we leased on a long-term basis (99 years) 1,862 towers from AirTouch Communications, which is now a part of Verizon Wireless. We paid AirTouch $709.4 million in cash and issued warrants for approximately 3.0 million shares of our Class A common stock. These towers are located in all of AirTouch's major markets, other than Los Angeles and San Diego, including Albuquerque, Atlanta, Cleveland, Denver, Detroit, Minneapolis, Omaha, Phoenix, Portland, Sacramento and Seattle.

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

   We have also entered into an exclusive three-year build-to-suit agreement with AirTouch expiring in 2002. Under that agreement, we have the right to construct and own all of AirTouch's towers in all markets covered by the agreement. AirTouch entered into a separate master lease covering all towers to be constructed pursuant to the build-to-suit agreement. AirTouch will lease space for a period of ten years and has the option to extend each lease for five five-year periods. The rent is $1,500 per month for each non-microwave antenna site and $385 per month for each microwave antenna site, with 3% annual increases.

   AT&T transaction. Pursuant to a September 1999 agreement, we purchased 1,931 towers from AT&T for an aggregate purchase price of approximately $258.2 million in cash. These towers are located throughout the United States and were constructed by AT&T for its microwave operations.

   AT&T entered into a master lease agreement with us covering 468 of these towers on which it then conducted microwave operations. The aggregate annual base rent payment is approximately $1.0 million, payable in January of each lease year. The master lease agreements provides that we will adjust, but not below the base rent, the rent payable by AT&T based on its actual usage of the towers.

   As part of this transaction, we entered into a build-to-suit agreement that gives us the right but not the obligation to develop towers for AT&T Wireless Services. We entered into a separate master lease with AT&T Wireless Services for the build-to-suit towers. The initial term is ten years, and AT&T Wireless Services has three five-year renewal options. The rent for lease supplements entered into pursuant to the master lease agreement in the initial year was $1,350 per month per antenna site, increasing annually by $50.00 per year for lease supplements entered into in subsequent years. All rents are subject to 4% annual increases.

YEAR 2001 TRANSACTIONS

   During 2001, we consummated more than 30 transactions in the United States involving the acquisition of approximately 2,270 communications sites and related businesses and certain satellite and fiber network access service assets for an aggregate purchase price of approximately $827.2 million. Of this total purchase price,

$782.2 million related to the acquisition of tower assets, $36.8 million related to our purchase of network development services business and $8.2 million related to Verestar. This total purchase price includes approximately $809.6 million in cash and 377,394 shares of our Class A common stock. Other than the ALLTEL transaction described above, none of these acquisitions was material.

   In May 2001, we expanded our tower network into Brazil as ATC Brazil our Brazilian subsidiary, entered into arrangements with Global Village Telecom Ltd. ("GVT") for the acquisition of the rights to approximately 156 communications towers from GVT for an aggregate purchase price of approximately $29.2 million. As part of those arrangements, we entered into a build-to-suit agreement and a master lease agreement providing for the leasing of space to GVT on the towers we own or control in Brazil. Under the arrangements, we are entitled to all income generated by and responsible for all expenses of the towers for a period of 35 years with an option to purchase the towers after seven years.

MANAGEMENT ORGANIZATION

   Our corporate headquarters is in Boston, Massachusetts. Our rental and management segment is organized on a regional basis, with each region being headed by a vice president who reports to our Executive Vice President of Tower Operations who, in turn, reports to our President and Chief Operating Officer. Our current regional centers are based in Boston, Atlanta, Chicago, Houston, the San Francisco Bay area and Mexico City. Our regional centers are further subdivided into 18 area operations centers. We are currently in the process of completing a reorganization of our regional centers to consolidate lease administration, accounting and various administrative and developmental functions. Upon completion of this reorganization, our regional centers will be focused on sales, operations, customer service, and tower development. We believe our regional and area operations centers are capable of responding effectively to the opportunities and customer needs of their defined geographic areas. Our area operations centers are staffed with skilled engineering, construction management and marketing personnel.

   Our network development services segment has its headquarters in Waterbury, Connecticut and is headed by President, ATC Integrated Services, who reports to our President and Chief Operating Officer. Our satellite and fiber network access services segment maintains its headquarters in Washington, D.C. and is headed by its President who reports to our Chairman and Chief Executive Officer.

HISTORY

   In early 1995, Steven B. Dodge, the then chairman of the board, president and chief executive officer of American Radio Systems Corporation and other members of its management, recognized the opportunity in the communications site industry as a consequence of its ownership and operation of broadcast towers. American Radio formed our company to capitalize on this opportunity. American Radio distributed its stock in our company to its securityholders in connection with its merger with CBS in June 1998.

REGULATORY MATTERS

   Towers. Both the FCC and the FAA regulate towers used for wireless communications and radio and television broadcasting. These regulations govern the siting, lighting, marking and maintenance of towers. Depending on factors such as height and proximity to public airfields, the construction of new antenna structures or modifications to existing antenna structures must be reviewed by the FAA prior to initiation to ensure that the structure will not present a hazard to aircraft navigation. After the FAA issues a "No Hazard" determination, the tower owner must register the antenna structure with the FCC and paint and light the structure in accordance with the FAA determination. The FAA review and the FCC registration processes are prerequisites to FCC authorization of communications devices placed on the antenna structure.

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

   In January 2001, the FCC concluded investigations of several operators of communications towers, including us. The FCC sent us a Notice of Apparent Liability for Forfeiture ("NAL") preliminarily determining that we had failed to file certain informational forms, had failed to properly post certain information at various tower sites, and on one occasion had failed to properly light a tower. The FCC also ordered an additional review of our overall procedures for and degree of compliance with the FCC's regulations. We reached a settlement with the FCC regarding the compliance issues arising out of the NAL in the form of a Consent Decree. As part of the Consent Decree, the FCC has rescinded the NAL and terminated the further investigation ordered in the NAL. In September 2001 we made a voluntary contribution of $0.3 million to the U.S. Treasury and agreed to maintain an active compliance plan. Failure to comply with the Consent Decree may lead to monetary penalties and loss of the right to hold our various registrations and licenses.

   The Telecommunications Act of 1996 amended the Communications Act of 1934 by limiting state and local zoning authorities' jurisdiction over the construction, modification and placement of wireless communications towers. The law preserves local zoning authority but prohibits any action that would discriminate between different providers of wireless services or ban altogether the construction, modification or placement of communications towers. It also prohibits state or local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with the FCC regulations. The 1996 Telecom Act also requires the federal government to help licensees of wireless communications services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

   Local regulations include city and other local ordinances, zoning restrictions and restrictive covenants imposed by local authorities. These regulations vary greatly, but typically require tower owners and/or licensees to obtain approval from local officials or community standards organizations prior to tower construction or collocations on existing towers. Local zoning authorities generally have been hostile to construction in their communities and these regulations can delay or prevent new tower construction, colocations or site upgrade projects, thereby limiting our ability to respond to customer demand. In addition, those regulations increase costs associated with new tower construction and colocation. Existing regulatory policies may adversely affect the timing or cost of new tower construction and colocations and additional regulations may be adopted which increase delays or result in additional costs to us. These factors could adversely affect our construction program and operations.

   Our tower operations in Mexico and Brazil are also subject to regulation. If we pursue additional international opportunities, we will be subject to regulations in additional foreign jurisdictions. In addition, our customers, both domestic and foreign, also may be subject to new regulatory policies that may adversely affect the demand for communications sites.

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

   We also provide maritime communications services pursuant to a Special Temporary Authority from the FCC, but we have not been able to obtain a permanent license from the FCC or any other sovereign nation holding the registration of the vessels from which we operate. The FCC has issued a Notice of Inquiry which invites comments on possible licensing methods applicable to earth stations on vessels operating within United States territory. It is possible that this proceeding could lead to other FCC actions including, without limitation, a Notice of Proposed Rulemaking, that could result in regulations that are restrictive and costly to our operations. In addition, the Special Temporary Authority currently being used may not be renewed for future terms.

ENVIRONMENTAL MATTERS

   Our operations are subject to federal, state and local and foreign laws relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials, and waste. As the owner and/or operator of real property and facilities, we may have liability under those laws for the costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous substances or wastes. Certain of these laws impose cleanup responsibility and liability without regard to whether we, as the owner or operator, knew of or were responsible for the contamination, and whether or not we have discontinued operations or sold the property. We may also be subject to common law claims by third parties based on damages and costs resulting from off-site migration of contamination.

   In addition, some environmental regulations affect the registration of communications towers with the FCC. The FCC's decision to register a proposed tower may be subject to environmental review under the National Environmental Policy Act of 1969 ("NEPA"), which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. The FCC has issued regulations implementing NEPA as well as the National Historic Preservation Act, the Endangered Species Act and the American Indian Religious Freedom Act. These regulations place responsibility on each applicant to investigate potential environmental and other effects of operations and to disclose any significant effects in an environmental assessment prior to constructing a tower. In the event the FCC determines the proposed tower would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement. This process could significantly delay the registration of a particular tower. In January 2002, the FCC's Wireless Bureau dismissed, for lack of standing, challenges to the registration of seven of our towers filed by certain environmental groups. The challenges alleged that we had failed to comply with NEPA and that the FCC's rules implementing NEPA are inadequate. The petitioners have appealed the Bureau's decision to the FCC. If the Bureau's decision is overturned, we could be subject to monetary penalties or increased compliance obligations.

   As previously disclosed, in October 2001, we entered into a settlement agreement with a local district attorney in California. The county had filed a civil suit against us alleging that we had failed to make certain filings and maintain certain records relating to environmental compliance and hazardous materials. As a result of the settlement agreement, we paid the county $0.2 million and agreed to maintain an active compliance plan. We have not received any other written notice from any governmental authority or third party asserting, and we are not otherwise aware of, any material environmental non-compliance, liability or claim.

COMPETITION AND NEW TECHNOLOGIES

   Rental and Management Segment Competition. We compete for antennae site customers with other national independent tower companies, wireless carriers that own and operate their own tower networks and lease tower space to other carriers, site development companies that acquire space on existing towers for wireless service providers and manage new tower construction, and traditional local independent tower operators. We believe that tower location and capacity, price and quality of service historically have been and will continue to be the most significant competitive factors affecting owners, operators and managers of communications sites. In January 2002, the United States Supreme Court upheld the FCC's determination that wireless carriers are entitled to mandatory access on utility poles and regulated rates for those attachments. While we do not believe that utility poles are an adequate substitute for our towers, we are unable to predict whether the Court's decision will cause a reduction in our leasing business.

   Network Development Services Segment Competition. Our network development services compete with a variety of companies offering individual, or combinations of, competing services. The field of competitors includes site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors, which provide turnkey site development services through multiple subcontractors, and carriers' internal staffs. We believe that carriers base their decisions on network development services on various criteria, including a company's experience, track record, local reputation, price, and time for completion of a project. Various elements of our components business compete with numerous other companies. Kline Iron & Steel competes with numerous other steel fabricators, many of which have substantially greater financial and other resources.

   Satellite and Fiber Network Access Services Segment Competition. We compete with other full service teleports in the United States, satellite communications companies, and other communications service providers. Competition is based primarily on reliability, price, transmission quality and the ability to offer complete solutions. Some of Verestar's existing and potential competitors consist of companies from whom Verestar currently leases satellite and fiber network access in connection with its providing services to its customers. Increased competition could result in Verestar being forced to reduce its fees and may limit its ability to obtain, on economical terms, services that are critical to its business. Verestar's competitors may develop or acquire services that provide functionality similar to that provided by Verestar's services and that those competitive services may be offered at significantly lower prices or bundled with other services. Many of Verestar's existing and potential competitors have financial and other resources significantly greater than those available to it. In the maritime telecommunications market, Verestar competes primarily with several companies, certain of which have FCC licenses that are similar to Verestar's and own their own satellites.

   We believe that we compete favorably as to the key competitive factors relating to each of our business segments.

   New Technologies. The emergence of new technologies could reduce the need for tower-based transmission and reception and may, thereby, have a negative impact on our operations. For example, the development and implementation of signal combining technologies, which permit one antenna to service two different frequencies of transmission and, thereby, two customers, may reduce the need for tower-based broadcast transmission and hence demand for tower space. Technologies that enhance spectral capacity, such as beam forming or "smart antennas" can increase the capacity at existing sites and can reduce the number of additional sites a given carrier needs to serve any given subscriber base. In addition, the emergence of new technologies could reduce the need for tower-based transmission and reception and have an adverse effect on our operations. Similarly, the growth in delivery of video services by direct broadcast satellites could reduce the demand for tower space. Indoor distribution systems relieve some capacity on existing networks and could have an adverse effect on our operations. Capacity enhancing technologies such as lower-rate vocoders and more spectrally efficient airlink standards potentially relieve network capacity problems without adding sites and could adversely effect our operations.

   Any increase in the use of network sharing or roaming or resale arrangements by wireless service providers could adversely affect the demand for tower space. These arrangements enable a provider to serve customers outside its license area, to give licensed providers the right to enter into arrangements to serve overlapping license areas, and to permit non-licensed providers to enter the wireless marketplace. Wireless service providers might consider such sharing or roaming and resale arrangements superior to constructing their own facilities or leasing our antenna space. Conversely, in some cases network sharing arrangements may stimulate network development in areas where a single carrier network is economically unattractive.

CONSTRUCTION, MANUFACTURING AND RAW MATERIALS

   We build, maintain and install land based wireless communications and broadcast transmitting and receiving facilities by obtaining sheet metal and other raw material parts and components from a variety of vendors. We also engage third party contract manufacturers to construct certain of these facilities. We have historically obtained the majority of our sheet metal and other raw materials parts and components, including for our components business, from a limited number of suppliers. However, substantially all of these items are available from numerous other suppliers. We have not, to date, experienced any significant difficulties in obtaining the needed quantities of materials from suppliers in a timely manner.

EMPLOYEES

   As of December 31, 2001, we employed approximately 3,200 full time individuals and consider our employee relations to be satisfactory.

FACTORS THAT MAY AFFECT FUTURE RESULTS

   We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of the risks that may affect future operating results.

DECREASE IN DEMAND FOR TOWER SPACE WOULD MATERIALLY AND ADVERSELY AFFECT OUR OPERATING RESULTS AND WE CANNOT CONTROL THAT DEMAND.

   Many of the factors affecting the demand for tower space, and to a lesser extent our services business, materially affect our operating results. Those factors include:

    .  consumer demand for wireless services;

    . the financial condition of wireless service providers and their preference for owning rather than leasing antenna sites;

    . the ability and willingness of wireless service providers to maintain or increase their capital expenditures;

    . the growth rate of wireless communications or of a particular wireless segment;

    . the number of wireless service providers in a particular segment, nationally or locally;

    .  governmental licensing of broadcast rights;

    .  mergers or consolidations among wireless service providers;

    . increased use of network sharing arrangements or roaming and resale arrangements by wireless service providers;

    .  delays or changes in the deployment of 3G or other technologies;

    .  zoning, environmental, health and other government regulations; and

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

CONTINUATION OF THE CURRENT U.S. ECONOMIC SLOWDOWN COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

   The existing slowdown in the economy has negatively affected the factors described under the prior heading, influencing demand for tower space and tower related services. For example, the slowdown, coupled with the deterioration of the capital markets, has caused certain wireless service providers to delay and, in certain cases, abandon expansion and upgrading of wireless networks, implementation of new systems, or introduction of new technologies. The economic slowdown has also harmed, and may continue to harm, the financial condition of some wireless service providers. Many wireless service providers operate with substantial leverage and some wireless service providers, including customers of ours, have filed for bankruptcy.

OUR SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS MAY ADVERSELY AFFECT OUR CASH FLOW AND OUR ABILITY TO MAKE PAYMENTS ON OUR DEBT.

   We have a substantial amount of outstanding indebtedness. As of December 31, 2001, we had approximately $3.6 billion of consolidated debt. We will be required to borrow additional funds during 2002 to fund our construction program, even at the significantly reduced activity level that we anticipate, and other capital expenditures. We anticipate aggregate incremental borrowing needs for 2002 and 2003 of under $200.0 million.

   Our substantial leverage could have significant negative consequences, including:

    . our being unable to meet one or more of the financial ratios contained in our debt agreements or to generate cash sufficient to pay interest or principal, including periodic principal amortization payments, which events could result in an acceleration of some or all of our outstanding debt as a result of cross-default provisions;

    . increasing our vulnerability to general adverse economic and industry conditions;

    .  limiting our ability to obtain additional debt or equity financing;

    . requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures;

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

   A significant portion of our outstanding debt bears interest at floating rates. As a result, our interest payment obligations on that debt will increase if interest rates increase.

RESTRICTIVE COVENANTS IN OUR CREDIT FACILITIES AND OUR SENIOR NOTES COULD ADVERSELY AFFECT OUR BUSINESS BY LIMITING FLEXIBILITY AND CAUSING US TO BREACH OUR TOWER DEVELOPMENT OBLIGATIONS.

   The indenture for our senior notes and our credit facilities contain restrictive covenants and, in the case of the credit facilities, requirements of complying with certain leverage and other financial tests. These limit our ability to take various actions, including the incurrence of additional debt, and engage in various types of transactions, including mergers and sales of assets. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, merger and acquisition or other opportunities.

   We are a party to a number of build-to-suit agreements with wireless carriers that obligate us to develop new tower sites at the direction of the wireless carrier, subject to previously agreed upon approval criteria. We do not expect to have the ability to fund our planned level of capital expenditures with our operating cash flows until during 2003 and hence we will need to borrow under our credit facilities until then. To do so, we must comply with various financial tests. If we are not able to fund our capital expenditures through this borrowing under our credit facilities, we might have to attempt to raise money in the debt or equity capital markets. Alternatively, we would be required to dispose of assets on terms that might not be favorable to us or to curtail our construction activities. That curtailment could adversely affect us if it caused us to breach any of our build-to-suit agreements, because we could be subject to penalties, damage claims, and contract terminations.

IF OUR WIRELESS SERVICE PROVIDER CUSTOMERS CONSOLIDATE OR MERGE WITH EACH OTHER TO A SIGNIFICANT DEGREE, OUR GROWTH, OUR REVENUE AND OUR ABILITY TO GENERATE POSITIVE CASH FLOWS COULD BE ADVERSELY AFFECTED.

   Significant consolidation among our wireless service providers customers may result in reduced capital expenditures in the aggregate because the existing networks of many wireless carriers overlap, as do their expansion plans. Similar consequences might occur if wireless service providers engage in extensive sharing or roaming or resale arrangements as an alternative to leasing our antennae space. In December 2001, the FCC announced that the spectrum cap, which previously prohibited wireless carriers from owning more than 45 MHz of spectrum in any given geographical area, would be removed in January 2003. Some wireless carriers may be encouraged to consolidate with each other as a result of this regulatory change and as a means to strengthen their financial condition. Consolidation among wireless carriers would also increase our risk that the loss of one or more of our major customers could materially decrease revenues and cash flows.

DUE TO THE LONG-TERM EXPECTATIONS OF REVENUE FROM TENANT LEASES, THE TOWER INDUSTRY IS SENSITIVE TO THE CREDITWORTHINESS OF ITS TENANTS.

   Due to the long-term nature of our tenant leases, we, like others in the tower industry, are dependent on the continued financial strength of our tenants. During the past two years, several of our customers have filed for bankruptcy, although to date these bankruptcies have not had a material adverse effect on our business or revenues. Many wireless service providers operate with substantial leverage. If one or more of our major lease customers experienced financial difficulties, it could result in uncollectable accounts receivable and our loss of significant customers and anticipated lease revenues.

INCREASING COMPETITION IN THE SATELLITE AND FIBER NETWORK ACCESS SERVICES MARKET MAY ADVERSELY AFFECT VERESTAR'S BUSINESS.

   Verestar competes with other satellite communications companies that provide similar services, as well as other communications service providers. Some of its existing and potential competitors are companies from whom Verestar currently leases satellite and fiber network access in order to provide services to its customers. Increased competition could force Verestar to reduce its fees and may limit its ability to obtain, on economical terms, services that are critical to its business. Verestar's competitors may develop or acquire services that provide functionality similar to that provided by Verestar's services and these competitive services may be offered at significantly lower prices or bundled with other services. Many existing and potential competitors have financial and other resources significantly greater than those available to Verestar.

IF OUR CHIEF EXECUTIVE OFFICER LEFT, WE WOULD BE ADVERSELY AFFECTED BECAUSE WE RELY ON HIS REPUTATION AND EXPERTISE.

   The loss of our chief executive officer, Steven B. Dodge, has a greater likelihood of having a material adverse effect upon us than it would on most other companies of our size because of our reliance on Mr. Dodge's expertise. Our growth strategy is highly dependent on the efforts of Mr. Dodge. Our ability, even when capital markets are more receptive than they presently are, to raise capital also depends significantly on the reputation of Mr. Dodge. You should be aware that we do not have an employment agreement with Mr. Dodge.

OUR FOREIGN OPERATIONS COULD CREATE EXPROPRIATION, GOVERNMENTAL REGULATION, FUNDS INACCESSIBILITY, FOREIGN EXCHANGE EXPOSURE AND MANAGEMENT PROBLEMS.

   Our expansion into Mexico and Brazil, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. We have made a substantial loan to a Mexican company, own towers in Mexico and are committed to construct a sizable number of towers in that country. We have also acquired the rights to 156 communications towers in Brazil and entered into a build-to-suit agreement to construct towers in that country. We may, should economic and capital market conditions improve, also engage in comparable transactions in other countries in the future. Among the risks of foreign operations are governmental expropriation and regulation, inability to repatriate earnings or other funds, currency fluctuations, difficulty in recruiting trained personnel, and language and cultural differences, all of which could adversely affect our operations.

NEW TECHNOLOGIES COULD MAKE OUR TOWER ANTENNA LEASING SERVICES LESS DESIRABLE TO POTENTIAL TENANTS AND RESULT IN DECREASING REVENUES.

   The development and implementation of signal combining technologies, which permit one antenna to service two different transmission frequencies and, thereby, two customers, may reduce the need for tower-based broadcast transmission and hence demand for our antenna space. Technologies that enhance spectral capacity, such as beam forming or "smart antennas" can increase the capacity at existing sites and can reduce the number of additional sites a given carrier needs to serve any given subscriber base.

   In addition, the emergence of new technologies could reduce the need for tower-based transmission and reception and have an adverse effect on our operations. The growth in delivery of video services by direct broadcast satellites could also adversely affect demand for our antenna space.

   Indoor distribution systems relieve some capacity on existing networks and could have an adverse effect on our operations. Capacity enhancing technologies such as lower-rate vocoders and more spectrally efficient airlink standards potentially relieve network capacity problems without adding sites and could adversely effect our operations

WE COULD HAVE LIABILITY UNDER ENVIRONMENTAL LAWS.

   Under various federal, state and local environmental laws, we, as an owner, lessee or operator of more than 14,500 real estate sites may be liable for the substantial costs of remediating soil and groundwater contaminated by hazardous wastes. For a discussion of our risks relating to environmental matters, see "Environmental Matters" above.

OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATIONS AND CHANGES IN CURRENT OR FUTURE LAWS OR REGULATIONS COULD RESTRICT OUR ABILITY TO OPERATE OUR BUSINESS AS WE CURRENTLY DO.

   We are subject to federal, state and local and foreign regulation of our business. Both the FCC and the FAA regulate towers used for wireless communications and radio and television antennae and, the FCC separately regulates wireless communication devices operating on towers. Similar regulations exist in Mexico, Brazil and other foreign countries regarding wireless communications and the operation of communications towers. Local zoning authorities generally have been hostile to construction in their communities and these regulations can delay or prevent new tower construction, colocations or site upgrade projects, thereby limiting our ability to respond to customer demand. Existing regulatory policies may adversely affect the timing or cost of new tower construction and locations and additional regulations may be adopted which increase delays or result in additional costs to us. These factors could adversely affect our construction program and operations. For a more complete discussion of the regulatory risks affecting the various aspects of our business, including the Consent Decree, see "Regulatory Matters" above.

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

ITEM 2.  PROPERTIES

   Our corporate headquarters are at 116 Huntington Avenue, Boston, Massachusetts, where we occupy approximately 41,000 square feet of office space in a building that we own. A description of the principal properties of each of our business segments is as follows:

    . our rental and management segment owns an aggregate of approximately 171,000 square feet and leases an aggregate of approximately 82,000 square feet of office space in Atlanta, the Chicago metropolitan area, Houston, the San Francisco Bay area, San Paulo and Mexico City;

    . our network development services segment owns approximately 876,000 square feet and leases approximately 330,000 square feet of commercial property in several cities around the United States. These properties include an aggregate of approximately 472,000 square feet of space at five locations that we use in our component part business to manufacture and store inventory, and a 240,000 square foot steel fabrication facility; and

    . The primary properties of our satellite and fiber network access services segment are the parcels of land on which the satellite dishes and related facilities of our SNAPs are located. In the aggregate, our SNAPs occupy over 310 acres of land, including 304 owned acres and six leased acres. All of these properties are located throughout the United States, except for one in Switzerland. The properties that the SNAPs occupy range in size from two to one hundred-acre parcels.

   Our interests in communications sites are comprised of a variety of fee and leasehold interests created by long-term lease agreements, private easements and easements, licenses or rights-of-way granted by government entities. In rural areas, a communications site typically consists of a three-to-five-acre tract, which supports towers, equipment shelters and guy wires to stabilize the structure. Less than 2,500 square feet are required for a monopole or self-supporting tower structure of the kind typically used in metropolitan areas. Land leases generally have 20 to 25-year terms, with three five-year renewals, or are for five-year terms with automatic renewals.

   Pursuant to our credit facilities, the lenders have liens on, among other things, all towers, leasehold interests, tenant leases, contracts relating to the management of towers for others, cash, accounts receivable, the stock and other equity interests of virtually all of our subsidiaries and all inter-company debt, fixtures, inventory and other personal property, including intellectual property, certain fee interests, and the proceeds of the foregoing.

   We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

   As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, on April 23, 2001 the District Attorney for the County of Santa Clara, California filed a civil complaint against us in the Superior Court of California. The complaint alleged record keeping, registration, hazardous materials management and filing violations under California environmental laws. The complaint did not allege any contamination of the environment occurred as a result of the alleged violations. We have taken measures to ensure that these sites are in compliance with applicable California environmental laws and believe that we are currently in compliance with such laws. On December 5, 2001 a judgment was entered ending the lawsuit and incorporating the terms of an agreement we negotiated previously with the District Attorney's office. Under the judgment, we paid civil penalties of $150,000, reimbursed the County for more than $25,000 in costs and attorney's fees, and agreed to operate our facilities in the County in compliance with the relevant environmental requirements in the future.

   In addition, we periodically become involved in various claims and lawsuits that are incidental to our business. We believe that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our security holders in the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   Our Class A common stock commenced trading on the New York Stock Exchange on June 5, 1998, the day after we separated from American Radio. The following table presents reported high and low sale prices of our Class A common stock on the Composite Tape of the NYSE for the years 2000 and 2001.

                    2000                        High   Low
                    ----                       ------ ------
                    Quarter ended March 31.... $55.50 $28.56
                    Quarter ended June 30.....  50.44  36.31
                    Quarter ended September 30  47.63  27.63
                    Quarter ended December 31.  42.44  28.75

                    2001
                    ----
                    Quarter ended March 31....  41.00  18.50
                    Quarter ended June 30.....  28.00  14.45
                    Quarter ended September 30  20.24  11.00
                    Quarter ended December 31.  16.27   5.98

   On March 25, 2002, the closing price of our Class A common stock was $5.35 as reported on the NYSE.

   The outstanding shares of common stock and number of registered holders as of December 31, 2001 were as follows:

                                               Class
                                  -------------------------------
                                       A          B         C
                                  ----------- --------- ---------
               Outstanding shares 185,018,034 8,001,769 2,267,813
               Registered holders         881        65         1

DIVIDENDS

   We have never paid a dividend on any class of common stock. We anticipate that we will retain future earnings, if any, to fund the development and growth of our business. We do not anticipate paying cash dividends on shares of common stock in the foreseeable future. Our credit facilities and our senior note indenture restrict the payment of cash dividends by us and our subsidiaries.

ITEM 6.  SELECTED FINANCIAL DATA

   The financial data set forth below has been derived from our audited consolidated financial statements, certain of which are included in this Annual Report on Form 10-K. The data should be read in conjunction with our audited consolidated financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." Prior to June 4, 1998, we operated as a subsidiary of American Radio and not as an independent public company. Therefore, the results of operations and the financial conditions shown below for such periods may be different from what they might have been had we operated as a separate, independent public company.

   We do not consider divisional cash flow and EBITDA as a substitute for other measures of operating results or cash flow from operating activities or as a measure of our profitability or liquidity. Divisional cash flow and EBITDA are not calculated in accordance with generally accepted accounting principles. However, we have included them because they are generally used in the communications site industry as a measure of a company's operating performance. More specifically, we believe they are a useful indicator of our ability to meet debt service and capital expenditure requirements and can also assist in comparing company performances on a consistent basis without regard to depreciation and amortization. Our concern is that depreciation and amortization can vary significantly among companies depending on accounting methods, particularly where acquisitions are involved, or non-operating factors such as historical cost bases. We believe divisional cash flow is useful because it enables you to compare divisional performance before the effect of depreciation and amortization, and restructuring, development, corporate general and administrative, and tower separation expenses that do not relate directly to such performance.

                                                                       Year Ended December 31,
                                                      --------------------------------------------------------
                                                         2001        2000        1999        1998       1997
                                                      ----------  ----------  ----------  ----------  --------
                                                                           (in thousands)
Statements of Operations Data:
Operating revenues................................... $1,134,191  $  735,275  $  258,081  $  103,544  $ 17,508
                                                      ----------  ----------  ----------  ----------  --------
Operating expenses:
   Operating expenses (1)............................    848,042     524,074     155,857      61,751     8,713
   Depreciation and amortization.....................    440,371     283,360     132,539      52,064     6,326
   Restructuring expense.............................     69,174
   Development expense (2)...........................      8,630      14,517       1,607
   Corporate general and administrative expense......     26,478      14,958       9,136       5,099     1,536
   Tower separation expense (3)......................                                         12,772
                                                      ----------  ----------  ----------  ----------  --------
       Total operating expenses......................  1,392,695     836,909     299,139     131,686    16,575
                                                      ----------  ----------  ----------  ----------  --------
(Loss) income from operations........................   (258,504)   (101,634)    (41,058)    (28,142)      933
Interest expense.....................................   (282,291)   (156,839)    (27,492)    (23,229)   (3,040)
Interest income and other, net.......................     26,742      15,556      17,442       9,217       251
Interest income--TV Azteca, net (4)..................     14,377      12,679       1,856
(Loss) gain on investments...........................    (40,551)     (2,538)        253
Note conversion expense (5)..........................    (26,336)    (16,968)
Minority interest in net earnings of subsidiaries (6)       (318)       (202)       (142)       (287)     (193)
                                                      ----------  ----------  ----------  ----------  --------
Loss before income taxes and extraordinary losses....   (566,881)   (249,946)    (49,141)    (42,441)   (2,049)
Benefit (provision) for income taxes.................    116,787      59,656        (214)      4,491       473
                                                      ----------  ----------  ----------  ----------  --------
Loss before extraordinary losses..................... $ (450,094) $ (190,290) $  (49,355) $  (37,950) $ (1,576)
                                                      ==========  ==========  ==========  ==========  ========
Basic and diluted loss per common share before
  extraordinary losses (7)........................... $    (2.35) $    (1.13) $    (0.33) $    (0.48) $  (0.03)
                                                      ==========  ==========  ==========  ==========  ========
Weighted average common shares outstanding (7).......    191,586     168,715     149,749      79,786    48,732
                                                      ==========  ==========  ==========  ==========  ========

Other Operating Data:
Divisional cash flow (8)............................. $  300,526  $  223,880  $  102,224  $   41,793  $  8,795
EBITDA (9)...........................................    274,048     208,922      93,088      36,694     7,259
EBITDA margin (9)....................................       24.2%       28.4%       36.1%       35.4%     41.5%

                                                                            December 31,
                                                      --------------------------------------------------------
                                                         2001        2000        1999        1998       1997
                                                      ----------  ----------  ----------  ----------  --------
                                                                           (in thousands)
Balance Sheet Data:
   Cash and cash equivalents (including restricted
     cash)........................................... $  130,029  $  128,074  $   25,212  $  186,175  $  4,596
   Property and equipment, net.......................  3,287,573   2,296,670   1,092,346     449,476   117,618
   Total assets......................................  6,829,723   5,660,679   3,018,866   1,502,343   255,357
   Long-term obligations, including current
     portion.........................................  3,561,960   2,468,223     740,822     281,129    90,176
   Total stockholders' equity........................  2,869,196   2,877,030   2,145,083   1,091,746   153,208

--------
(1) Consists of operating expenses other than depreciation and amortization, restructuring, development, corporate general and administrative, and tower separation expenses.

(2) Development expense includes uncapitalized acquisition costs, costs to integrate acquisitions, costs associated with new business initiatives, abandoned acquisition costs and costs associated with tower site inspections and related data gathering which are not capitalized in accordance with generally accepted accounting principles. Development expenses prior to 1999 were not material.
(3) Tower separation expense refers to the one-time expense incurred as a result of our separation from American Radio.
(4) Interest income--TV Azteca, net of interest expense of $1.2 million in 2001 and $1.0 million in 2000.
(5) Note conversion expense represents the fair value of incremental stock issued to encourage noteholders to convert their holdings prior to the first scheduled redemption date.
(6) Represents the minority interest in net earnings of our non-wholly-owned subsidiaries.
(7) We computed basic and diluted loss per common share before extraordinary losses using the weighted average number of shares outstanding during each period presented. Shares outstanding following the separation from American Radio are assumed to be outstanding for all periods presented prior to June 4, 1998. We have excluded shares issuable upon exercise of options and other common stock equivalents from the computations as their effect is anti-dilutive.
(8) Divisional cash flow means (loss) income from operations before depreciation and amortization and restructuring, development, corporate general and administrative, and tower separation expenses, plus interest income--TV Azteca, net for the years ended December 31, 2001 and 2000.
(9) EBITDA means (loss) income from operations before depreciation and amortization and restructuring, development, and tower separation expenses, plus interest income--TV Azteca, net for the years ended December 31, 2001 and 2000. EBITDA margin, as used above, means EBITDA divided by operating revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion and analysis of our financial condition and results of operations that follows are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes and the information set forth under the heading "Critical Accounting Policies" on page 37.

   During the years ended December 31, 2001, 2000, and 1999, we acquired various communications sites, service businesses and satellite and fiber network access related businesses for aggregate purchase prices of approximately $827.2 million, $1.8 billion, and $1.2 billion, respectively. Our results of operations only reflect the acquired towers and businesses in the periods following their respective dates of acquisition. As such, our results of operations for the year ended December 31, 2001 are not comparable to the year ended December 31, 2000, and the results for the year ended December 31, 2000 are not comparable to the year ended December 31, 1999.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

   As of December 31, 2001, we owned or operated approximately 14,500 communications sites, as compared to approximately 11,000 communications sites as of December 31, 2000. The acquisitions and construction completed in 2001 and 2000 have significantly affected operations for the year ended December 31, 2001, as compared to the year ended December 31, 2000.

                                                              Year Ended December 31, Amount of   Percent
                                                              ----------------------   Increase   Increase
                                                                 2001        2000     (Decrease) (Decrease)
                                                              ----------   ---------  ---------- ----------
                                                                        (in thousands)
Revenues:
Rental and management........................................ $  444,560   $ 278,153   $166,407       60%
Network development services.................................    454,238     311,921    142,317       46
Satellite and fiber network access services..................    235,393     145,201     90,192       62
                                                              ----------   ---------   --------
   Total operating revenues..................................  1,134,191     735,275    398,916       54
                                                              ----------   ---------   --------
Operating Expenses:
Rental and management........................................    214,506     139,240     75,266       54
Network development services.................................    405,582     274,769    130,813       48
Satellite and fiber network access services..................    227,954     110,065    117,889      107
                                                              ----------   ---------   --------
   Total operating expenses excluding depreciation and
     amortization, restructuring, development and corporate
     general and administrative expenses.....................    848,042     524,074    323,968       62
                                                              ----------   ---------   --------
Depreciation and amortization................................    440,371     283,360    157,011       55
Restructuring expense........................................     69,174                 69,174      N/A
Development expense..........................................      8,630      14,517     (5,887)     (41)
Corporate general and administrative expense.................     26,478      14,958     11,520       77
Interest expense.............................................    282,291     156,839    125,452       80
Interest income and other, net...............................     26,742      15,556     11,186       72
Interest income--TV Azteca, net of interest expense of $1,160
  and $1,047 in 2001 and 2000, respectively..................     14,377      12,679      1,698       13
Loss on investments..........................................     40,551       2,538     38,013    1,498
Note conversion expense......................................     26,336      16,968      9,368       55
Minority interest in net earnings of subsidiaries............        318         202        116       57
Benefit for income taxes.....................................    116,787      59,656     57,131       96
Extraordinary losses on extinguishment of debt, net..........                  4,338     (4,338)     N/A
                                                              ----------   ---------   --------
Net loss..................................................... $ (450,094)  $(194,628)  $255,466      131%
                                                              ==========   =========   ========

Rental and Management Revenue

   Rental and management revenue for the year ended December 31, 2001 was $444.6 million, an increase of $166.4 million from the year ended December 31, 2000. The increase is primarily attributable to several factors: the leasing activity on towers acquired and constructed during 2001, the leasing activity on towers acquired and constructed in 2000 for a full year in 2001, and an increase in same tower revenue on towers that existed as of January 1, 2000. Our acquisition, construction and leasing activity in 2001 has significantly increased revenue, and the scope, depth and strength of our national and international tower footprint, providing us with a much larger base of tower revenue in 2001 as compared to 2000. Specifically, during 2001, we acquired more than 2,400 towers and constructed more than 1,300 towers. Additionally, during 2001, we added more than 4,600 broadband equivalent tenants to both newly acquired/constructed and existing towers. We anticipate that the majority of our leasing activity during 2002 will continue to come from broadband type customers.

   We continue to believe that leasing revenues from the rental of space on our towers, which comprises our core business, are likely to grow at a more rapid rate than revenues from our other segments because of increasing utilization of existing tower capacity.

Network Development Services Revenue

   Network development services revenue for the year ended December 31, 2001 was $454.2 million, an increase of $142.3 million from revenue for the year ended December 31, 2000. The significant growth in revenues during 2001 resulted primarily from increased volume related to construction management, antennae and line installation and related colocation services, and tower site maintenance. The increase was also driven by a full year of revenue in 2001 related to acquisitions consummated in 2000. These acquisitions helped increase revenue in 2001 related to component part sales and steel fabrication. These increases were partially offset by decreases in revenue related to radio frequency engineering services.

Satellite and Fiber Network Access Services Revenue

   Satellite and fiber network access services revenue for the year ended December 31, 2001 was $235.4 million, an increase of $90.2 million from revenue for the year ended December 31, 2000. The majority of the increase resulted from the consummation of several key acquisitions that occurred in 2001 and 2000 including: General Telecom, U.S. Electrodynamics, Publicom, Interpacket Networks and a SNAP facility in Switzerland. These acquisitions significantly increased our service capabilities, revenue base, and geographical scope of customers, leading to significant incremental revenues in 2001. This increase in revenue was partially offset by the loss of many of its second and third tier telecom customers and a decrease in demand for services in Latin America, which we believe are attributable, at least in part, to the general worldwide economic slowdown and the significant decrease in the activity of international ISPs.

Rental and Management Expense

   Rental and management expense for the year ended December 31, 2001 was $214.5 million, an increase of $75.3 million from the year ended December 31, 2000. The majority of the increase resulted from incremental operating expenses incurred in 2001 for the more than 3,700 towers that were acquired or constructed during 2001 as discussed above. The remaining increase reflects higher operating expenses related to towers that existed as of December 31, 2000 (due to a full year of inclusion in our results of operations in 2001).

Network Development Services Expense

   Network development services expense for the year ended December 31, 2001 was $405.6 million, an increase of $130.8 million from the year ended December 31, 2000. The majority of the increase is due to overall increases in the volume of services work performed, incremental expenses related to the consummation of strategic acquisitions and increases in the overhead costs necessary to support both internal construction and external sales.

Satellite and Fiber Network Access Services Expense

   Satellite and fiber network access services expense for the year ended December 31, 2001 was $228.0 million, an increase of $117.9 million from the year ended December 31, 2000. The majority of the increase is due to incremental expenses related to the consummation of the strategic acquisitions discussed above. Other components of the increase include increased personnel and infrastructure costs to help manage the growth of this segment, increased overhead related to the development and marketing of new product lines and, to a lesser extent, increased bad debt expense.

   During the later stages of 2001 and into 2002, our satellite and fiber network access services segment is focusing on implementing cost reduction measures aimed at reducing infrastructure costs, consolidating transponder space and renegotiating certain transponder agreements. These inititives are designed to improve operating margins and position Verestar for structural independence. Such initiatives could result in us recording a restructuring charge in 2002 of between $5.0 million and $15.0 million.

Depreciation and Amortization

   Depreciation and amortization for the year ended December 31, 2001 was $440.4 million, an increase of $157.0 million from the year ended December 31, 2000. The principal component of the increase is an increase in depreciation expense of $104.0 million. This is primarily a result of our purchase, construction and acquisition of approximately $1.4 billion of property and equipment during 2001 and a full year of depreciation on aquisitions and additions made in 2000. The other component of the increase is increased amortization of $53.0 million, resulting from our recording and amortizing approximately $184.1 million of goodwill and other intangible assets related to acquisitions consummated during 2001, and a full year of amortization on goodwill and other intangible assets related to acquisitions made in 2000.

Restructuring Expense

   On November 6, 2001, we announced a restructuring of the organization to include a reduction in the scope of our tower development activities and the centralization of certain operating functions. As part of that operational initiative, we are applying more selective criteria for evaluating construction and acquisitions of towers. As a result, we abandoned a number of tower construction sites, resulting in a non-cash charge in the fourth quarter of 2001 of approximately $62.6 million. In addition, we implemented an initiative to consolidate operations in each of our business segments and, as a consequence, incurred employee separation and office closing costs. As a result of this initiative, we recorded approximately $6.6 million of restructuring charges in the fourth quarter of 2001 and expect we will record approximately $3.0 million of additional restructuring costs in the first quarter of 2002. No similar charges were incurred in 2000.

Development Expense

   Development expense for the year ended December 31, 2001 was $8.6 million, a decrease of $5.9 million from the year ended December 31, 2000. This decrease resulted primarily from reduced expenses related to tower site inspections, data gathering and acquisition integration in 2001.

Corporate General and Administrative Expense

   Corporate general and administrative expense for the year ended December 31, 2001 was $26.5 million, an increase of $11.5 million from the year ended December 31, 2000. The majority of the increase is a result of increased personnel and information technology costs to support our overall growth, coupled with expenses incurred to implement a new company-wide Enterprise Resource Planning (ERP) system.

Interest Expense

   Interest expense for the year ended December 31, 2001 was $282.3 million, an increase of $125.5 million from the year ended December 31, 2000. The majority of the increase, $113.0 million, resulted primarily from increased borrowings outstanding under our credit facilities and the issue of $1.0 billion of senior notes in January 2001, offset by a decrease in interest rates under our credit facilities. The remaining component of the increase represents increases in interest on capital leases and other notes payable and incremental deferred financing amortization.

Interest Income and Other, Net

   Interest income and other, net for the year ended December 31, 2001 was $26.7 million, an increase of $11.2 million from the year ended December 31, 2000. The increase resulted primarily from an increase in interest earned on invested cash on hand, resulting principally from the sale of our senior notes in January 2001, partially offset by losses on the fair value of certain derivative instruments.

Interest Income--TV Azteca, Net

   Interest income--TV Azteca, net for the year ended December 31, 2001 was $14.4 million, an increase of $1.7 million from the year ended December 31, 2000. The increase resulted from interest earned on the entire principal amount of the note, $119.8 million, during 2001 as compared to 2000 when less than the entire principal amount of the note was outstanding for the year.

Loss on Investments

   Loss on investments for the year ended December 31, 2001 was $40.6 million, an increase of $38.0 million from the year ended December 31, 2000. The increase resulted primarily from the write off of our investment in US Wireless of $23.4 million, coupled with additional investment impairment losses of $8.2 million and losses on equity investments of $9.0 million.

Note Conversion Expense

   During the year ended December 31, 2001, we acquired a portion of our 2.25% convertible notes in exchange for shares of our Class A common stock. As a consequence of those negotiated exchanges with certain of our noteholders, we recorded a non-cash charge of $26.3 million. In similar transactions during the year ended December 31, 2000, we acquired a portion of our 6.25% and 2.25% convertible notes in exchange for shares of our Class A common stock. As a result, we recorded a non-cash charge of $17.0 million during that year. These charges represent the fair value of incremental stock issued to noteholders to encourage them to convert their holdings prior to the first scheduled redemption date.

Benefit for Income Taxes

   The income tax benefit for the year ended December 31, 2001 was $116.8 million, an increase of $57.1 million from the year ended December 31, 2000. The primary reason for the increase is a result of an increase in our loss before income taxes and extraordinary losses, partially offset by an increase in amortization of non-deductible intangible assets arising from stock acquisitions, non-deductible note conversion expense, and the valuation allowance primarily related to our state net operating loss carryforwards. The effective tax rate differs in both periods from the statutory rate due to state and international taxes, the valuation allowance and the effect of non-deductible items, principally the amortization of goodwill on certain stock acquisitions and non-deductible note conversion expense.

   Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes," requires that we record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." At December 31, 2001, we provided a valuation allowance primarily related to our state net operating loss carryforwards of approximately $56.3 million. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our federal net operating loss carryforwards, as management believes that we will have sufficient time to realize these assets during the carryforward period.

Extraordinary Losses on Extinguishment of Debt, Net

   We incurred extraordinary losses on the extinguishment of debt, net in 2000 of $4.3 million. The losses were incurred as a result of an amendment and restatement of our primary credit facilities ($3.0 million, net of a tax benefit of $2.0 million) and our early retirement of debt assumed in the UNISite, Inc. merger ($1.3 million, net of a tax benefit of $0.9 million). No comparable losses were recorded in 2001.

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

                                                                 Year Ended December 31, Amount of   Percent
                                                                 ----------------------   Increase   Increase
                                                                    2000         1999    (Decrease) (Decrease)
                                                                  ---------    --------  ---------- ----------
                                                                           (in thousands)
Revenues:
Rental and management........................................... $ 278,153     $135,303   $142,850       106%
Network development services....................................   311,921       90,416    221,505       245
Satellite and fiber network access services.....................   145,201       32,362    112,839       349
                                                                  ---------    --------   --------
       Total operating revenues.................................   735,275      258,081    477,194       185
                                                                  ---------    --------   --------
Operating Expenses:
Rental and management...........................................   139,240       62,441     76,799       123
Network development services....................................   274,769       69,318    205,451       296
Satellite and fiber network access services.....................   110,065       24,098     85,967       357
                                                                  ---------    --------   --------
       Total operating expenses excluding depreciation and
         amortization, development and corporate general
         and administrative expenses............................   524,074      155,857    368,217       236
                                                                  ---------    --------   --------
Depreciation and amortization...................................   283,360      132,539    150,821       114
Development expense.............................................    14,517        1,607     12,910       803
Corporate general and administrative expense....................    14,958        9,136      5,822        64
Interest expense................................................   156,839       27,492    129,347       470
Interest income and other, net..................................    15,556       17,442     (1,886)      (11)
Interest income--TV Azteca, net of interest expense of $1,047 in
  2000..........................................................    12,679        1,856     10,823       583
(Loss) gain on investments......................................    (2,538)         253     (2,791)   (1,103)
Note conversion expense.........................................    16,968                  16,968       N/A
Minority interest in net earnings of subsidiaries...............       202          142         60        42
Benefit (provision) for income taxes............................    59,656         (214)    59,870    27,977
Extraordinary losses on extinguishment of debt, net.............     4,338        1,372      2,966       216
                                                                  ---------    --------   --------
Net loss........................................................ $(194,628)    $(50,727)  $143,901       284%
                                                                  =========    ========   ========

Rental and Management Revenue

   Rental and management revenue for the year ended December 31, 2000 was $278.2 million, an increase of $142.9 million from the year ended December 31, 1999. The increase is primarily attributable to two factors: the acquisition and construction of towers in 2000 and the latter part of 1999 and increased lease-ups (utilization) of new and existing towers. During 2000, we continued to implement our growth strategy by aggressively acquiring and building new towers. With the consummation of the AirTouch, AT&T and other transactions, we acquired more than 4,600 towers in 2000. This coupled with the construction of over 1,600 towers in 2000, increased the scope, depth and strength of our national and international tower footprint providing us with a much larger base of towers generating revenue in 2000 as compared to 1999.

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

   During 2000, we acquired several key services companies that added additional revenue and expanded our in-house services capabilities. Among the acquisitions were Galaxy Engineering Services, which enables us to perform an array of radio frequency engineering and network design services, such as drive testing, voice quality analysis and transport engineering, and Kline Iron & Steel Co., a steel fabrication company with expertise in broadcast towers. In addition, increased demand for some of our network development services, such as equipment installation, maintenance and sales of component parts, also created additional revenue in 2000. Much of this increased demand was a result of aggressive network expansion programs initiated by major wireless communications carriers during the year. In contrast, our revenues from site acquisition and construction work for others, which are also part of our network development services segment, have declined. This decline is attributable to the trend in the wireless communications industry to outsource tower infrastructure needs. This trend means we are increasingly applying our site acquisition and construction capabilities to our build-to-suit projects and for other construction for our own account.

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

Rental and Management Expense

   Rental and management expense for the year ended December 31, 2000 was $139.2 million, an increase of $76.8 million from the year ended December 31, 1999. A significant portion of the increase is attributable to incremental operating expenses incurred in 2000 for towers that were acquired or constructed during 2000 and the latter part of 1999 as discussed above. The remaining component of the increase is primarily related to additional expenses incurred by us in 2000 to implement our area management structure together with, to a lesser extent, increases in operating expenses on towers that existed prior to January 1, 2000.

Network Development Services Expense

   Network development services expense for the year ended December 31, 2000 was $274.8 million, an increase of $205.5 million from the year ended December 31, 1999. The significant increase in expense is primarily due to the strategic acquisitions consummated in 2000 as discussed above. In addition, we incurred expenses in 2000 to transition a portion of our construction services unit from tower construction work to equipment installation and other services. This transition was related, in part, to an ongoing process to decentralize some of our tower construction capabilities and develop some of those capabilities at our regional and area locations. Remaining increases in expense are directly related to a charge for a bad debt reserve of approximately $7.0 million recorded in the fourth quarter and overall increases in the amount of services and component sales to customers.

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

Depreciation and Amortization

   Depreciation and amortization for the year ended December 31, 2000 was $283.4 million, an increase of $150.8 million from the year ended December 31, 1999. One component of the increase is attributable to an increase in depreciation expense of $74.8 million. This is a direct result of our purchase, construction and acquisition of approximately $1.3 billion of property and equipment during 2000 and a full year of depreciation on acquisitions and additions made in 1999. The remaining component of the increase is an increase in amortization of $76.0 million, resulting from our recording and amortizing approximately $1.3 billion of goodwill and other intangible assets related to acquisitions consummated during 2000, and a full year of amortizaton on goodwill and other intangible assets related to acquisitions made in 1999.

Development Expense

   Development expense for the year ended December 31, 2000 was $14.5 million, an increase of $12.9 million from the year ended December 31, 1999. The majority of the increase represents costs related to tower site inspections, related data gathering and certain integration expenses related to acquisitions consummated in 2000. The remaining component of the increase represents expenses incurred in connection with abandoned acquisitions and other acquisition related costs which are not capitalized in accordance with generally accepted accounting principles.

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

Interest Income and Other, Net

   Interest income and other, net for the year ended December 31, 2000 was $15.6 million, a decrease of $1.9 million from the year ended December 31, 1999. The decrease is primarily attributable to a decrease in interest earned on invested cash on hand as a consequence of such cash being used to finance acquisitions and construction.

Interest Income--TV Azteca, Net

   Interest income--TV Azteca, net for the year ended December 31, 2000 was $12.7 million, an increase of $10.8 million for the year ended December 31, 1999. Amounts included within this caption at December 31, 2000 represent interest earned on our note receivable from TV Azteca of $13.7 million offset by interest expense of $1.0 million.

(Loss) Gain on Investments

   Loss on investments for the year ended December 31, 2000 was $2.5 million, an increase of $2.8 million from the year ended December 31, 1999. The increase resulted primarily from losses on equity investments made in 2000.

Note Conversion Expense

   During the year ended December 31, 2000, we acquired a portion of our 6.25% and 2.25% convertible notes in exchange for shares of our Class A common stock. As a consequence of those negotiated exchanges with certain of our noteholders, we recorded an expense of approximately $17.0 million during the second quarter of 2000, which represents the fair value of incremental stock issued to noteholders to encourage them to convert their holdings prior to the first scheduled redemption date.

Benefit (Provision) for Income Taxes

   The income tax benefit for the year ended December 31, 2000 was $59.7 million, an increase of $59.9 million from the year ended December 31, 1999.
The primary reason for the increase is a result of an increase in our loss before income taxes and extraordinary losses, partially offset by an increase in amortization of non-deductible intangible assets arising from stock acquisitions, non-deductible note conversion expense and the valuation allowance primarily related to certain state net operating loss carryforwards. The effective tax rate differs in both periods from the statutory rate due to the effect of non-deductible items, principally the amortization of goodwill on certain stock acquisitions and, for the year ended December 31, 2000, the non-deductible note conversion expense on which we have recorded no tax benefit.

   FASB Statement No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized". At December 31, 2001, we provided a valuation allowance of approximately $6.0 million. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our federal net operating loss carryforwards, as management believes that we will have sufficient time to realize these assets during the twenty-year carryforward period.

Extraordinary Losses on Extinguishment of Debt, Net

   We incurred extraordinary losses on the extinguishment of debt in 2000 of $4.3 million. The losses were incurred as a result of an amendment and restatement of our primary credit facilities ($3.0 million, net of a tax benefit of $2.0 million) and our early retirement of debt assumed in the UNISite, Inc. merger ($1.3 million, net of a tax benefit of $0.9 million).

LIQUIDITY AND CAPITAL RESOURCES

  OVERVIEW

   We plan to fund our current business plan with cash generated from our operations and by borrowing under our credit facilities. Historically, we have met our operational liquidity needs and interest expense related to our debt obligations primarily with internally generated funds. We have financed our tower acquisitions and construction activities with a combination of capital funds from sales of our equity and debt securities and bank borrowings.

   In the latter half of 2001, major wireless carriers reduced their planned capital expenditures for geographic network expansion. We expect that wireless carriers will make capital expenditures in 2002 primarily to increase the density of their current network coverage and improve the quality of service to existing subscribers while selectively investing to expand network coverage. During the later part of the year we began to reduce our tower construction program, and in November 2001 we announced new operational initiatives to reduce significantly our tower development activities and to consolidate operations in each of our business segments.

   We expect that during 2003 we will become free cash flow positive, meaning that our operating cash flows will be sufficient to meet our operational needs, interest expense and capital expenditures. We believe we will have sufficient liquidity and capital resources from our operating cash flows and borrowings under our credit facilities to support our business plan until that occurs.

  USES OF LIQUIDITY

   Our uses of liquidity include: operational needs; capital expenditures for tower construction and acquisitions; and debt service.

   Tower Construction and Acquisition Needs. We have significantly reduced our planned level of tower construction and acquisitions for 2002. As a result, we anticipate that our liquidity needs for new tower development and acquisitions in 2002 will be significantly less than in previous years.

   . Tower Construction. Our 2002 capital budget provides for total capital expenditures of approximately $200.0 million to $225.0 million, which includes towers to be built under existing build-to-suit agreements. In contrast, we spent $568.0 million on total capital expenditures in 2001. We plan to build in 2002 between 400 and 500 towers, including nine broadcast towers. In contrast, we built approximately 1,300 towers, including five broadcast towers, in 2001.

   . Tower Acquisitions. As of December 31, 2001, we were committed to make capital expenditures of approximately $30.0 million for pending acquisitions, including $8.4 million for ALLTEL, which we closed in January and February 2002. We spent approximately $809.6 million in cash in 2001 for acquisitions.

   Debt Service. We use a significant portion of our liquidity to service our outstanding indebtedness. As of December 31, 2001, we had outstanding total long-term debt of about $3.6 billion, consisting primarily of the following:

   .    our credit facilities-$1.45 billion;

   .    our senior notes-$1.0 billion; and

   .    our convertible notes, net of discount-$866.9 million

   Our credit facilities, senior notes and convertible notes require us to make significant principal payments at their respective maturity dates. In addition, in the case of our credit facilities, we must make scheduled amortization payments of principal prior to maturity. Beginning March 31, 2003, our credit facilities require amortization of the term loans in increasing annual amounts designed to repay the loans by maturity. Interest on our senior notes is payable semiannually on February 1 and August 1. Under our credit facilities, we are required to maintain an interest reserve for our senior notes through the August 2002 interest payment. These funds can only be used to make scheduled interest payments on those notes. As of December 31, 2001, we had approximately $94.1 million of restricted cash related to that interest reserve. Interest on our convertible notes is payable semi-annually. Prior to maturity, there are no mandatory redemption provisions for cash in the senior notes or the convertible notes. The holders of the convertible notes, however, have the right to require us to repurchase their notes on specified dates prior to maturity, but we may pay the repurchase price by issuing shares of our Class A common stock. For a more complete description of our outstanding indebtedness, see "Contractual Commitments" below and note 6 to our consolidated financial statements.

  SOURCES OF LIQUIDITY

   Our primary sources of liquidity historically have been internally generated funds from operations, borrowings under our credit facilities, proceeds from equity and debt offerings and cash on hand.

   Internally Generated Funds. Our operating revenues, divisional cash flow and EBITDA for the year ended December 31, 2001 were $1.1 billion, $300.5 million and $274.0 million, respectively. Our tower leasing activities generate the highest profit margins. We believe those activities are likely to grow more rapidly than our other segments because of increased utilization of our existing towers.

   Credit Facilities. As of December 31, 2001, we had not drawn on the $650.0 million revolving line of credit under our credit facilities. As of December 31, 2001, based on financial covenants and giving effect to the repayment of our Mexican credit facility described below, we had the ability to draw $555.0 million on this revolving line of credit. Because of existing cash on hand, our anticipated borrowing needs and the unused capacity in our credit facilities, in January 2002, we chose to cancel our incremental $250.0 million Term C Loan. As a result, our maximum borrowing capacity under the credit facilities was reduced from $2.25 billion to $2.0 billion.

   Proceeds from Equity and Debt Offerings. Historically, we have been successful at raising funds in the capital markets through equity and debt offerings. We have used these proceeds mostly to fund new tower development and acquisitions. For example, in January 2001, we completed a public offering of
10.0 million shares of our Class A common stock for total net proceeds of approximately $360.8 million. We also completed in that month a private placement of $1.0 billion of our senior notes for total net proceeds of $969.0 million.

   Cash On Hand. As of December 31, 2001, we had approximately $130.0 million in cash and cash equivalents. Approximately $94.1 million is restricted under our credit facilities and can only be used to make scheduled interest payments on the senior notes. As of December 31, 2001, we had approximately $179.5 million of working capital.

  PLANS TO FUND OUR LIQUIDITY NEEDS

   We plan to fund our operational liquidity needs through internally generated funds from operations. We plan to fund our capital expenditures for new tower construction and acquisitions and our interest expense through a combination of internally generated funds and borrowings under our credit facilities. We anticipate aggregate incremental borrowing needs for 2002 and 2003 of under $200.0 million. During 2003, we expect that our operating cash flows will become sufficient to fund both our capital expenditures for new tower construction and acquisitions and the interest expense on our outstanding debt.

   We may, in the future, need to raise cash from external sources to meet our debt service obligations and to pay the principal amounts of our indebtedness when due.

  CONTRACTUAL COMMITMENTS

   Below is a summary of our credit facilities, senior notes, convertible notes and certain other contractual obligations. It is qualified in its entirety by the terms of the actual agreements which are summarized. Also see note 6 and note 8 of our consolidated financial statements for more information about the terms of our indebtedness and our commitments and contingencies.

   Credit Facilities. Our credit facilities provide us with a borrowing capacity of up to $2.0 billion, with the option, subject to lender approval, to increase the capacity up to an additional $500.0 million. Our principal operating subsidiaries are the borrowers under our credit facilities. Borrowings under the credit facilities are subject to compliance with certain financial ratios as described below. Our credit facilities currently include:

   . a $650.0 million revolving credit facility which was fully available, subject to compliance with those financial ratios, on December 31, 2001, maturing on June 30, 2007;

   . an $850.0 million multi-draw Term Loan A, which was fully drawn on December 31, 2001, maturing on June 30, 2007; and

   . a $500.0 million Term Loan B, which was fully drawn on December 31, 2001, maturing on December 31, 2007.

   The credit facilities are scheduled to amortize quarterly commencing in March 2003. In January 2002, we terminated a $250.0 million multi-draw Term Loan C facility, none of which facility had been drawn. As a result of this termination, we will record a non-cash charge of $7.5 million to "other expense" in the first quarter of 2002 related to the write-off of certain deferred financing fees. We believe the $650.0 million revolving credit facility remaining under the $2.0 billion of credit facilities will be sufficient to finance our business plan.

   Our credit facilities contain certain financial ratios and operational covenants and other restrictions with which the borrower subsidiaries and the restricted subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from being able to borrow more funds, but would also constitute a default. For more information about these covenants, see "Factors Affecting Sources of Liquidity - Credit Facilities". They also restrict our ability, as the parent company of the borrower subsidiaries, to incur any debt other than that presently outstanding and refinancings of that debt. We and our restricted subsidiaries have guaranteed all of the loans. We have secured the loans by liens on substantially all assets of the borrower subsidiaries and the restricted subsidiaries and substantially all outstanding capital stock and other debt and equity interests of all of our direct and indirect subsidiaries.

   Under our credit facilities, we are also required to maintain an interest reserve for our senior notes through the August 2002 interest payment. These funds can only be used to make scheduled interest payments on those notes. As of December 31, 2001 we had approximately $94.1 million of restricted cash related to that interest reserve.

   In February 2001, our Mexican subsidiary and two of its subsidiaries consummated a loan agreement with a group of banks providing a credit facility of an initial aggregate amount of $95.0 million. As of December 31, 2001, an aggregate of $95.0 million was outstanding under this loan agreement. In February 2002 we repaid all of the loans with borrowings under our credit facilities, and our Mexican subsidiaries became restricted subsidiaries under our credit facilities. As a result of such repayment, we will recognize an extraordinary loss on extinguishment of debt in the first quarter of 2002 of approximately $1.3 million (net of an income tax benefit of $0.7 million).

   9 3/8% Senior Notes. As of December 31, 2001, we had outstanding an aggregate principal amount of $1.0 billion of 9 3/8 % senior notes. The senior notes mature on February 1, 2009. Interest on the senior notes is payable semiannually on February 1 and August 1. The indenture governing the senior notes contains certain restrictive covenants, including restrictions on our ability to incur more debt, guarantee debt, pay dividends and make certain investments. For more information about these covenants, see "Factors Affecting Sources of Liquidity - Senior Notes".

   October 1999 Convertible Notes. In October 1999, we issued 6.25% convertible notes due 2009 in an aggregate principal amount of $300.0 million and 2.25% convertible notes due 2009 at an issue price of $300.1 million, representing 70.52% of their principal amount at maturity of $425.5 million. The difference between the issue price and the principal amount at maturity of the 2.25% convertible notes will be accreted each year as interest expense in our consolidated financial statements. The 6.25% convertible notes are convertible into shares of Class A common stock at a conversion price of $24.40 per share. The 2.25% convertible notes are convertible into shares of Class A common stock at a conversion price of $24.00 per share. The indentures under which the convertible notes are outstanding do not contain any restrictions on the payment of dividends, the incurrence of debt or liens or the repurchase of our equity securities or any financial covenants.

   We may not redeem the 6.25% convertible notes prior to October 22, 2002. Thereafter, we can redeem the 6.25% convertible notes, at our option, in whole or in part at a redemption price initially of 103.125% of the principal amount. The redemption price declines ratably immediately after October 15 of each following year to 100% of the principal amount in 2005. We may not redeem the 2.25% convertible notes prior to October 22, 2003. Thereafter, we can redeem the 2.25% convertible notes, at our option, in whole or in part at increasing redemption prices designed to reflect the original issue discount. We are also required to pay accrued and unpaid interest in all redemptions of notes.

   Holders may require us to repurchase all or any of their 6.25% convertible notes on October 22, 2006 at their principal amount, together with accrued and unpaid interest. Holders may require us to repurchase all or any of their 2.25% convertible notes on October 22, 2003 at $802.93, which is its issue price plus accreted original issue discount, together with accrued and unpaid interest. We may, at our option, elect to pay the repurchase price of each series in cash or shares of Class A common stock, or any combination thereof. Our credit facilities restrict our ability to repurchase the convertible notes for cash.

   In the third quarter of 2001, we acquired a portion of our outstanding convertible notes. During this period, approximately $82.5 million in face amount ($61.6 million carrying amount) of our 2.25% convertible notes was converted into shares of Class A common stock. All of these conversions were pursuant to exchange agreements that we negotiated with a limited number of noteholders. Pursuant to these exchange agreements, we issued an aggregate of approximately 2.4 million shares of Class A common stock that these noteholders were entitled to receive based on the conversion price set forth in the applicable indenture, plus an additional approximately 1.5 million shares of Class A common stock to induce them to convert their holdings prior to the first scheduled redemption date. As a result of these transactions, in the third quarter of 2001 we recorded a non-cash charge of $26.3 million, which represents the fair market value of the inducement shares. We may negotiate similar exchanges for our outstanding convertible notes from time to time in the future, subject to market conditions. To the extent that we issue inducement shares as part of any future exchanges, we expect to record additional non-cash charges.

   As of December 31, 2001, the total amount outstanding under the 2.25% convertible notes was $204.1 million and $212.8 million for the 6.25% convertible notes.

   February 2000 Convertible Notes. In February 2000, we issued 5.0% convertible notes due 2010 in an aggregate principal amount of $450.0 million. The 5.0% convertible notes are convertible into shares of our Class A common stock at a conversion price of $51.50 per share. The indenture under which the 5.0% convertible notes are outstanding does not contain any restrictions on the payment of dividends, the incurrence of debt or the repurchase of our equity securities or any financial covenants.

   We may not redeem the 5.0% convertible notes prior to February 20, 2003. Thereafter, we can redeem the 5.0% convertible notes, at our option, in whole or in part, at a redemption price initially of 102.50% of the principal amount. The redemption price declines ratably immediately after February 15 of each following year to 100% of the principal amount in 2006. We are also required to pay accrued and unpaid interest in all redemptions of notes.

   Holders may require us to repurchase all or any of the 5.0% convertible notes on February 20, 2007 at their principal amount, together with accrued and unpaid interest. We may, at our option, elect to pay the repurchase price in cash or shares of Class A common stock or any combination thereof. Our credit facilities restrict our ability to repurchase the notes for cash.

   The total amount outstanding under the 5.0% convertible notes as of December 31, 2001 was $450.0 million.

   Other Long-Term Debt. As of December 31, 2001, we had approximately $250.1 million of other long-term debt, including capital lease obligations and mortgage indebtedness. See note 6 to our consolidated financial statements.

   Liquidity Table For Contractual Obligations. The following table sets forth information with respect to our long-term obligations payable in cash as of December 31, 2001 (in thousands):

                                                        Cash Payments Due by Period
                                       -------------------------------------------------------------
       Contractual Obligations         Less than 1 year 1-3 years 4-5 years After 5 years   Total
       -----------------------         ---------------- --------- --------- ------------- ----------
Long-term debt*.......................    $   1,579     $345,450  $567,758   $2,470,201   $3,384,988
Capital lease obligations.............       11,006       22,458    22,204      121,304      176,972
Operating leases......................      163,178      235,688   136,706      383,610      919,182
Pending acquisitions..................       30,000           --        --           --       30,000
                                          ---------     --------  --------   ----------   ----------
   Total contractual cash obligations.     $205,763     $603,596  $726,668   $2,975,115   $4,511,142
                                          =========     ========  ========   ==========   ==========

--------
* The holders of our convertible notes have the the right to require us to repurchase their notes on specified dates prior to their maturity dates in 2009 and 2010, but we may pay the purchase price by issuing shares of our Class A common stock.

   In addition, as of December 31, 2001, we were party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. We expect that for the foreseeable future we will have substantial leverage from our bank borrowings, other debt and capitalized leases.

  FACTORS AFFECTING SOURCES OF LIQUIDITY

   Internally Generated Funds. The key factors affecting our internally generated funds are the demand for antennae space on wireless communication towers and for related services, our ability to maximize the utilization of our existing towers and our ability to minimize costs and fully realize our operating efficiencies.

   Credit Facilities. Our credit facilities contain borrowing ratio covenants that limit our ability to borrow funds. Our credit facilities contain four financial tests:

   . a leverage ratio (Total Debt to Annualized Operating Cash Flow). As of December 31, 2001, we were required to maintain a ratio of not greater than 7.75 to 1.00, decreasing to 7.50 to 1.00 on January 1, 2002, to
        7.00 to 1.00 on April 1, 2002, to 6.75 to 1.00 on July 1, 2002, to 6.50
        to 1.00 at October 1, 2002, and with additional reductions every six months thereafter;

   . a pro forma debt service test (Annualized Operating Cash Flow to Pro Forma Debt Service) requires us to maintain a ratio of not greater than
        1.10 to 1.00;

   . an interest coverage test (Annualized Operating Cash Flow to Interest Expense). As of December 31, 2001, we were required to maintain a ratio of not less than 1.50 to 1.00 through June 30, 2002, increasing by 0.25 on July 1, 2002 and October 1, 2002, and by 0.50 on January 1, 2003 and January 1, 2004; and

   . a fixed charge coverage test (Annualized Operating Cash Flow to Fixed Charges) which begins in 2003 and requires us to maintain a ratio of not less than 1.0 to 1.0.

   Since our credit facilities are with certain of our subsidiaries, our parent company debt (the senior notes and the convertible notes) is not included in the computations of any of the tests, except in the case of the pro forma debt service test in which case interest includes the amount of funds that we will require to be distributed by our subsidiaries to pay interest on our senior notes and our convertible notes. Annualized Operating Cash Flow is based, among other things, on four times the Operating Cash Flow for the most recent quarter of our tower rental and management business and trailing 12 months for our other businesses and corporate general and administrative expenses. In the case of the leverage ratio, we may include the Operating Cash Flow from Brazil and Mexico only to the extent of 10% of Annualized Operating Cash Flow and we receive credit for only 75% of Annualized Operating Cash Flow from our services and Verestar businesses.

   As of December 31, 2001, we were in compliance with these borrowing ratio covenants.

   Senior Notes. Our senior note indenture restricts us from incurring additional debt or issuing certain types of preferred stock unless our Consolidated Debt is not greater than 7.5 times our Adjusted Consolidated Cash Flow. However, we are permitted, even if we are not in compliance with the ratio, to incur debt under our credit facilities, or renewals, refundings, replacements or refinancings of them, up to the greater of $2.65 billion or a formula based on the number of towers we own and our Non-Tower Cash Flow. Even if not in compliance with the ratio, we are also permitted to, among other things, have certain types of capital leases and to refund our convertible notes. For these purposes, Consolidated Debt means all debt, including guarantees, of our parent company and all of our restricted subsidiaries, which presently include all of them, other than Verestar and its subsidiaries, and the aggregate liquidation value of Disqualified Stock. Disqualified Stock means capital stock maturing, mandatorily redeemable, or redeemable at the holder's option, prior to 91 days after the maturity of the senior notes. Adjusted Consolidated Cash Flow is substantially similar to the definition of Annualized Operating Cash Flow, as defined in the credit facilities, except it applies to our parent company and our restricted subsidiaries.

   Capital Markets. Our ability to raise additional funds in the capital markets depends on, among other things, general economic conditions, the condition of the wireless industry, our financial performance and the state of the capital markets.

  CASH FLOWS SUMMARY

   For the year ended December 31, 2001, cash flows provided by operating activities were $26.1 million, as compared to $37.1 million used for operating activities for the year ended December 31, 2000. This change is primarily related to an overall reduction in our investment in working capital.

   For the year ended December 31, 2001, cash flows used for investing activities were $1.4 billion, as compared to $2.0 billion for the year ended December 31, 2000. The decrease is primarily due to a decrease in cash expended for mergers and acquisitions.

   For the year ended December 31, 2001, cash flows provided by financing activities were $1.4 billion, as compared to $2.1 billion for the year ended December 31, 2000. The decrease is primarily related to a reduction in the aggregate net cash inflows from bank borrowings and equity offerings, offset by an increase in proceeds from the issue of debt securities.

CRITICAL ACCOUNTING POLICIES

   In December 2001, the SEC requested that all registrants disclose their most "critical accounting policies" in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Further, "critical accounting policies" are those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

   We believe that our accounting policies described below fit the definition of "critical accounting policies".

    . Revenue Recognition. A portion of our network development services revenue is derived under contracts or arrangements with customers that provide for billings on a fixed price basis. Revenues under these contracts are recognized using the percentage-of-completion methodology. Under the percentage-of-completion methodology, revenues are recognized in accordance with the percentage of contract costs incurred to date compared to the estimated total contract costs. Due to uncertainties and estimates inherent within percentage-of-completion accounting it is possible that estimates will be revised as project work progresses. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

    . Income Taxes. The company records a valuation allowance to reduce its net deferred tax asset to the amount that management believes is more likely than not to be realized. At December 31, 2001, we provided a valuation allowance primarily related to our state operating loss carryforwards of approximately $56.3 million. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our federal net operating loss carryforwards, as management believes that we will have sufficient time to realize these assets during the carryforward period.

       The ultimate realization of these deferred tax assets depends on our ability to generate sufficient taxable income in the future. Based on our current outlook of future taxable income during the carryforward period, we believe our net deferred tax asset will be realized. If we are unable to generate sufficient taxable income in the future, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders' equity.

    . Impairment of Assets. We review long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess recoverability by determining whether the net book value of the related assets will be recovered through projected undiscounted cash flows. If we determine that the carrying value of an asset may not be recoverable, we will measure any impairment based on the projected future discounted cash flows to be provided from the asset as compared to its carrying value. We record any related impairment losses in the period in which we identify such impairment.

       During the year ended December 31, 2001, we recorded impairment charges relating to our long-lived assets of approximately $11.6 million. Those charges are reflected in depreciation and amortization in our 2001 consolidated statement of operations.

    . Investment Impairment Charges. Investments in those entities where we own less than twenty percent of the voting stock of the individual entity and do not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in entities where we own less than twenty percent but have the ability to exercise significant influence over operating and financial policies of the entity or where we own more than twenty percent of the voting stock of the individual entity, but not in excess of fifty percent, are accounted for using the equity method. As of December 31, 2001, all of our investments were in companies that are not publicly traded, and, therefore, no established market for their securities exists. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies. If we believe that the carrying value of an investment is carried at an amount in excess of fair value, it is our policy to record an impairment charge to adjust the carrying value to the market value.

       During the year ended December 31, 2001, we recorded impairment charges on our investments of $31.6 million. These charges are reflected in loss
       (gain) on investments in our consolidated statement of operations.

   The above listing is not intended to be a comprehensive list of all of our accounting policies. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this annual report where our significant accounting policies are discussed.

RECENT ACCOUNTING PRONOUNCEMENTS

   On January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. Our 2001 consolidated financial statements were prepared in accordance with the provisions of SFAS No. 133. The 2000 and 1999 consolidated financial statements were prepared in accordance with the applicable literature for derivatives and hedging instruments in effect at that time. The cumulative effect of adopting this statement resulted in a charge to other comprehensive loss of $7.9 million (net of a tax benefit of $4.2 million)

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16 "Business Combinations" and SFAS No. 38 "Accounting for Pre-acquisition Contingencies" and eliminates pooling-of-interest accounting for business combinations. SFAS No. 141 also includes enhanced criteria for identifying intangible assets separately from goodwill. The requirements of SFAS No. 141 were effective for any business combination consummated by us subsequent to June 30, 2001. We did not consummate any acquisitions subsequent to June 30, 2001 that gave rise to goodwill.

   SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets", and requires that goodwill and intangible assets with indefinite lives will no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

   The adoption of SFAS No. 142 is expected to reduce our annual amortization of goodwill by approximately $90.0 million. We are in the process of assessing the transitional impairment test and the related valuation of goodwill under SFAS No. 142 for our company. However, upon completion of the transitional impairment test, it is likely we will record a non-cash impairment charge in our statement of operations related to Verestar. Although the amount of the charge has not been determined, goodwill related to Verestar was approximately $185.0 million as of December 31, 2001. We will reflect this charge, if necessary, as a cumulative effect of a change in accounting principle in our 2002 statement of operations.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We implemented SFAS No. 144 on January 1, 2002. The adoption of this statement was not material to our consolidated financial position or results of operations.

INFORMATION PRESENTED PURSUANT TO THE INDENTURE FOR OUR 9 3/8% SENIOR NOTES

   The following table sets forth information that is presented solely to address certain reporting requirements contained in our senior note indenture. This information presents certain financial data for us on a consolidated basis and on a restricted group basis, as defined in the senior note indenture. All of our subsidiaries are part of this restricted group, except our wholly-owned subsidiary, Verestar, and its subsidiaries.

                                                       Consolidated         Restricted Group(1)
                                                  ----------------------  ----------------------
                                                  Year Ended December 31, Year Ended December 31,
                                                  ----------------------  ----------------------
                                                     2001        2000        2001        2000
                                                  ----------   ---------  ----------   ---------
                                                                  (in thousands)
Statement of Operations Data:
Operating revenues............................... $1,134,191   $ 735,275  $  898,798   $ 590,074
                                                  ----------   ---------  ----------   ---------
Operating expenses:
Operating expenses excluding depreciation and
  amortization and restructuring, development and
  corporate general and administrative expenses..    848,042     524,074     620,088     414,009
Depreciation and amortization....................    440,371     283,360     377,138     256,286
Restructuring expense............................     69,174                  67,992
Development expense..............................      8,630      14,517       7,895      14,433
Corporate general and administrative expense.....     26,478      14,958      26,478      14,958
                                                  ----------   ---------  ----------   ---------
Total operating expenses.........................  1,392,695     836,909   1,099,591     699,686
                                                  ----------   ---------  ----------   ---------
Loss from operations.............................   (258,504)   (101,634)   (200,793)   (109,612)
Interest expense.................................   (282,291)   (156,839)   (271,098)   (155,006)
Interest income and other, net...................     26,742      15,556      26,125      15,199
Interest income--TV Azteca, net..................     14,377      12,679      14,377      12,679
Loss on investments..............................    (40,551)     (2,538)    (36,797)     (2,538)
Note conversion expense..........................    (26,336)    (16,968)    (26,336)    (16,968)
Minority interest in net earnings of subsidiaries       (318)       (202)       (318)       (202)
                                                  ----------   ---------  ----------   ---------
Loss before income taxes and extraordinary losses $ (566,881)  $(249,946) $ (494,840)  $(256,448)
                                                  ==========   =========  ==========   =========


                                                        December 31, 2001
                                                     -----------------------
                                                                  Restricted
                                                     Consolidated   Group
                                                     ------------ ----------
                                                         (in thousands)
    Balance Sheet Data:
    Cash and cash equivalents.......................  $   35,958  $   33,113
    Restricted cash.................................      94,071      94,071
    Property and equipment, net.....................   3,287,573   2,980,031
    Total assets....................................   6,829,723   6,194,397
    Long-term obligations, including current portion   3,561,960   3,436,324
    Net debt(2).....................................   3,431,931   3,309,140
    Total stockholders' equity......................   2,869,196   2,869,196

--------
(1) Corporate overhead allocable to Verestar and interest expense related to intercompany borrowings to Verestar (unrestricted subsidiary) have not been excluded from results shown for the restricted group.
(2) Net debt represents long-term obligations, including current portion, less cash and cash equivalents and restricted cash.

Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company
and its restricted subsidiaries, as defined in our senior note indenture, are as follows:
   Tower Cash Flow, for the three months ended December 31, 2001.......................... $  71,690
                                                                                           =========
   Consolidated Cash Flow, for the twelve months ended December 31, 2001.................. $ 287,292
       Less: Tower Cash Flow, for the twelve months ended December 31, 2001...............  (244,431)
       Plus: four times Tower Cash Flow, for the three months ended December 31, 2001.....   286,760
                                                                                           ---------
   Adjusted Consolidated Cash Flow, for the twelve months ended December 31, 2001......... $ 329,621
                                                                                           =========
   Non-Tower Cash Flow, for the twelve months ended December 31, 2001..................... $  34,966
                                                                                           =========

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate caps, swaps, and collars pursuant to our policies. All derivative financial instruments are for purposes other than trading. For the year ended December 31, 2001, we increased our borrowings under our credit facilities by approximately $95.0 million. In addition, we completed a private placement of $1.0 billion of our senior notes issued at 100% of their face amount. The proceeds from the above were used to finance capital expenditures and acquisitions. In the short-term, we invested any unused proceeds in marketable debt securities, commercial paper and cash and cash equivalents. In June 2001 we entered into an interest rate collar agreement with a total notional amount of $47.5 million expiring in June 2003. In August 2001 we acquired an aggregate of $82.5 million face amount ($61.6 million carrying amount) of our 2.25% convertible notes for shares of our Class A common stock. Lastly, in November 2001, we terminated an interest rate collar agreement with a total notional amount of $185.0 million originally expiring in May 2002, and simultaneously entered into an interest rate swap agreement with a total notional amount of $185.0 million expiring in November 2003.

   The following tables provide information as of December 31, 2001 and 2000 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps, swaps, collars and swaptions, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

                            As of December 31, 2001
 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In
                                  thousands)

Long-Term Debt            2002      2003      2004      2005      2006    Thereafter    Total    Fair Value
--------------           -------  --------  --------  --------  --------  ----------  ---------- ----------
Fixed Rate Debt(a)...... $12,585  $ 12,133  $ 12,775  $ 64,860  $ 26,352  $1,988,255  $2,116,960 $1,654,718
Average Interest Rate(a)    7.83%     7.82%     7.81%     7.78%     7.78%       7.78%
Variable Rate Debt(a)...          $151,000  $192,000  $243,000  $255,750  $  603,250  $1,445,000 $1,445,000
Average Interest Rate(a)

   Aggregate Notional Amounts Associated with Interest Rate Caps, Swaps and
                               Collars in Place
As of December 31, 2001 and Interest Rate Detail by Contractual Maturity Dates
                                (In thousands)

Interest Rate CAPS                    2002          2003      2004     2005     2006     Thereafter Total Fair Value
------------------                    ----          ----      ----     ----     ----     ---------- ----- ----------
Notional Amount.................. $  364,980(c)
Cap Rate.........................         9.00%

Interest Rate SWAPS
-------------------
Notional Amount.................. $  580,000(d) $  550,000(e)                                             $(21,601)
Weighted-Average Fixed Rate
 Payable(b)......................         5.86%         5.80%

Interest Rate COLLARS
---------------------
Notional Amount.................. $  327,500(f) $  232,500(g)                                             $(13,579)
Weighted-Average Below Floor Rate
 Payable, Above Cap
 Rate Receivable(b)..............  5.96%, 8.27%  5.96%, 8.18%

                            As of December 31, 2000
 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In
                                  thousands)

Long-Term Debt             2001     2002     2003      2004      2005    Thereafter    Total    Fair Value
--------------             ----     ----     ----      ----      ----    ----------    -----    ----------
Fixed Rate Debt(a)....... $11,178  $11,474  $10,493  $ 10,900  $ 46,953  $1,027,225  $1,118,223 $1,385,971
Average Interest Rate(a).    6.29%    6.26%    6.22%     6.19%     6.07%       6.07%
Variable Rate Debt (a)...                   $56,000  $192,000  $243,000  $  859,000  $1,350,000 $1,350,000
Average Interest Rate (a)

 Aggregate Notional Amounts Associated with Interest Rate Caps, Swaps, Collars and Swaptions in Place
As of December 31, 2000 and Interest Rate Detail by Contractual Maturity Dates
                                (In thousands)

Interest Rate CAPS        2001           2002           2003        2004 2005 Thereafter Total Fair Value
------------------        ----           ----           ----        ---- ---- ---------- ----- ----------
Notional Amount....... $   364,980    $   364,980(c)
Cap Rate..............        9.00%          9.00%

Interest Rate SWAPS
-------------------
Notional Amount....... $   395,000    $   395,000(d) $   365,000(h)                             $(7,680)
Weighted-Average Fixed
 Rate
 Payable (b)..........        6.69%          6.69%          6.67%

Interest Rate COLLARS
---------------------
Notional Amount....... $   465,000    $   465,000(i) $   185,000(j)                             $(6,107)
Weighted-Average Below
 Floor Rate Payable,
 Above Cap Rate
 Receivable (b).......  6.35%,8.90%    6.35%,8.90%    6.46%,9.00%

Interest Rate SWAPTIONS
-----------------------
Notional Amount....... $   290,000(k)                                                           $ 1,707
Weighted-Average
 Swaption Rate(b).....        6.56%

--------
(a) December 31, 2001 variable rate debt consists of our credit facilities (including our Mexican credit facility) ($1.45 billion) and fixed rate debt consists of the 2.25% convertible notes ($204.1 million), the 6.25% convertible notes ($212.8 million), the 5.0% convertible notes ($450.0 million), the 9 3/8% senior notes ($1.0 billion), and other debt of $250.1 million. Interest on the credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the Base Rate plus margin (as defined). The average interest rate in effect at December 31, 2001 for the credit facilities was 4.76%. For the year ended December 31, 2001, the weighted average interest rate under the credit facilities was 7.26%. The 2.25% and 6.25% convertible notes each bear interest (after giving effect to the accretion of the original discount on the 2.25% convertible notes) at 6.25% per annum, which is payable semiannually on April 15 and October 15 of each year beginning April 15, 2000. The 5.0% convertible notes bear interest at 5.0% per annum, which is payable semiannually on February 15 and August 15 of each year, beginning August 15, 2000. The 9 3/8% senior notes bear interest at 9 3/8% per annum, which is payable semiannually on February 1 and August 1 of each year beginning August 1, 2001. Other debt consists of notes payable, capital leases and other obligations bearing interest at rates ranging from 7.09% to 14.25%, payable monthly.

    December 31, 2000 variable rate debt consists of our credit facilities ($1.35 billion) and fixed rate debt consists of the 2.25% and 6.25% convertible notes ($470.9 million), the 5.0% convertible notes ($450.0 million), and other debt of $197.3 million. The average interest rate in effect at December 31, 2000 for the credit facilities was 9.65%. For the year ended December 31, 2000, the weighted average interest rate under the credit facilities was 9.56%. Other debt consists of notes payable, capital leases and other obligations bearing interest at rates ranging from 7.93% to 14.25%, payable monthly.
(b) Represents the weighted-average fixed rate or range of interest based on contract notional amount as a percentage of total notional amounts in a given year.
(c) Includes notional amount of $364,980 that expired in February 2002.
(d) Includes notional amount of $30,000 that expired in March 2002.
(e) Includes notional amounts of $75,000, $290,000 and $185,000 that will expire in January, February and November 2003, respectively.
(f) Includes notional amount of $95,000 that will expire in July 2002.
(g) Includes notional amounts of $185,000 and $47,500 that will expire in May and June 2003, respectively.
(h) Includes notional amounts of $75,000 and $290,000 that will expire in January and February 2003, respectively.
(i) Includes notional amounts of $185,000 and $95,000 that will expire in May and July 2002, respectively.
(j) Includes notional amount of $185,000 that will expire in May 2003.
(k) Includes notional amount of $290,000 that expired in August 2001.

   We maintain a portion of our cash and cash equivalents in short-term financial instruments that are subject to interest rate risks. Due to the relatively short duration of such instruments, we believe fluctuations in interest rates with respect to those investments will not materially affect our financial condition or results of operations.

   Our foreign operations in 2001 and 2000 were not significant. Accordingly, foreign currency risk has not been material for the years ended December 31, 2001 and 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Our executive officers, and their respective ages and positions, as of March 1, 2002 are set forth below:

       Name              Age                        Position
       ----              --- ---------------------------------------------------------------------
Steven B. Dodge.... .... 56  Chairman of the Board and Chief Executive Officer
Justin D. Benincasa .... 40  Senior Vice President and Corporate Controller
James S. Eisenstein .... 43  Executive Vice President--Corporate Development
J. Michael Gearon, Jr... 37  Vice Chairman, Director and President of American Tower International
Steven J. Moskowitz..... 38  Executive Vice President--Tower Division
David J. Porte.......... 38  Executive Vice President--Technology and Strategy
Bradley E. Singer....... 35  Chief Financial Officer and Treasurer
James D. Taiclet, Jr.... 41  President and Chief Operating Officer
Joseph L. Winn.......... 50  Vice Chairman

   Steven B. Dodge has served as our Chairman of the Board and Chief Executive Officer since our separation from American Radio in June 1998 (the "ATC Separation"). He also served as our President until September 2001. Mr. Dodge was the Chairman of the Board of Directors, President and Chief Executive Officer of American Radio from its founding in November 1993 until the ATC Separation. In 1988, Mr. Dodge founded Atlantic Radio, one of the predecessor entities of American Radio. Mr. Dodge currently serves as a director of Citizens Financial Group, Inc., Nextel Partners, Inc., and Sothebys Holdings, Inc.

   Justin D. Benincasa is our Senior Vice President and Corporate Controller. Mr. Benincasa was a Vice President and Corporate Controller of American Radio from its founding in 1993 until the ATC Separation.

   James S. Eisenstein is our Executive Vice President--Corporate Development. Mr. Eisenstein helped form our company in the summer of 1995. From 1990 to 1995, he was Chief Operating Officer for Amaturo Group Ltd., a broadcast company operating 11 radio stations and four broadcasting towers, several of which were purchased by American Radio. Mr. Eisenstein is a director of U.S. Wireless Corporation.

   J. Michael Gearon, Jr. is one of our Vice Chairmen and the President of American Tower International, and has been a director since our acquisition of Gearon Communications in January 1998. From January 1998 until January 2002, Mr. Gearon served as an Executive Vice President. Prior to joining us, Mr. Gearon had been the founder and Chief Executive Officer of Gearon Communications since September 1991.

   Steven J. Moskowitz is our Executive Vice President--Tower Division. Mr. Moskowitz joined us in January 1998, initially as a Vice President and General Manager of our Northeast Region, and was Executive Vice President--Marketing from March 1999 until his appointment to his present position in January 2002. From 1989 until 1998, Mr. Moskowitz served as a Vice President of The Katz Media Group, the largest broadcast media representation firm in the United States.

   David J. Porte is our Executive Vice President--Technology and Strategy. Mr. Porte joined us in July 2001, prior to which time he had served as Chairman and Chief Executive Officer of Telicor, a company providing operations and business support systems solutions to the telecommunications industry. Prior to organizing Telicor in 2000, Mr. Porte had been a Vice President and General Manager of the Internet service group of General Communications, a regional integrated communications provider in the Pacific Northwest, since 1997 when it acquired Astrolabe of which he had been President.

   Bradley E. Singer is our Chief Financial Officer and Treasurer. Mr. Singer joined us in September 2000 as Executive Vice President--Strategy, and was appointed Vice President and General Manager of the Southeast region in November 2000, positions he held until July 2001. He was appointed Executive Vice President--Finance in July 2001. Prior to joining us, Mr. Singer was an investment banker with Goldman, Sachs & Co. focusing on the telecommunications industry.

   James D. Taiclet, Jr. is our President and Chief Operating Officer. Prior to joining us in that capacity in September 2001, Mr. Taiclet had been President of Honeywell Aerospace Services, a part of Honeywell International since March 1999. Mr. Taiclet was with United Technologies from March 1996 until March 1999, serving as a Vice President of Pratt & Whitney Engine Services and of Military Programs, Pratt & Whitney Eagle Services.

   Joseph L. Winn is one of our Vice Chairmen, a position he assumed in January 2002. Prior to that time he was our Chief Financial Officer and Treasurer. Mr. Winn was Treasurer, Chief Financial Officer and a director of American Radio from its founding in 1993 until the ATC Separation.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Financial Statements and Schedules. See index to Financial Statements, which appears on page F-1 hereof.

   (b) Reports on Form 8-K.

       Form 8-K (Item 2) filed on October 4, 2001.
       Form 8-K (Item 2) filed on December 13, 2001.

   (c) Exhibits. The exhibits listed on the Exhibit Index hereof are filed herewith in response to this Item.

                                    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April 2002.

                                          AMERICAN TOWER CORPORATION
                                          (Registrant)

                                                    /s/  STEVEN B. DODGE
                                          By: _______________________________
                                                      Steven B. Dodge
                                                  Chief Executive Officer
                                                        and Chairman

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                       Title                 Date
          ---------                       -----                 ----

    /s/  STEVEN B. DODGE      Chief Executive Officer and   April 1, 2002
-----------------------------   Chairman (Principal
       Steven B. Dodge          Executive Officer)

   /s/  BRADLEY E. SINGER     Chief Financial Officer and   April 1, 2002
-----------------------------   Treasurer (Principal
      Bradley E. Singer         Financial Officer)

  /s/  JUSTIN D. BENINCASA    Senior Vice President and     April 1, 2002
-----------------------------   Corporate Controller
     Justin D. Benincasa        (Principal Accounting
                                Officer)

      /s/  ALAN L. BOX        Director                      April 1, 2002
-----------------------------
         Alan L. Box

   /s/  ARNOLD L. CHAVKIN     Director                      April 1, 2002
-----------------------------
      Arnold L. Chavkin

   /s/  DAVID W. GARRISON     Director                      April 1, 2002
-----------------------------
      David W. Garrison

 /s/  J. MICHAEL GEARON, JR   Director                      April 1, 2002
-----------------------------
   J. Michael Gearon, Jr.

     /s/  FRED R. LUMMIS      Director                      April 1, 2002
-----------------------------
       Fred R. Lummis

   /S/ PAMELA D. A. REEVE     Director                      April 1, 2002
-----------------------------
     Pamela D. A. Reeve

    /s/  THOMAS H. STONER     Director                      April 1, 2002
-----------------------------
      Thomas H. Stoner

   /s/  MAGGIE WILDEROTTER    Director                      April 1, 2002
-----------------------------
     Maggie Wilderotter

                          AMERICAN TOWER CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            Page
                                                                                            ----
Independent Auditors' Report............................................................... F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000............................... F-3
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999. F-4
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000
  and 1999................................................................................. F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999. F-6
Notes to Consolidated Financial Statements................................................. F-7

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
American Tower Corporation:

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in notes 1 and 7 to the consolidated financial statements, in 2001 the Company adopted the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
February 25, 2002

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 2001 and 2000
                       (In thousands, except share data)

                                                          2001        2000
                                                       ----------  ----------
 ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents......................... $   35,958  $   82,038
    Restricted cash...................................     94,071      46,036
    Accounts receivable, net..........................    182,612     194,011
    Prepaid and other current assets..................     89,645      42,377
    Inventories.......................................     49,332      47,872
    Costs and earnings in excess of billings on
     uncompleted contracts and unbilled receivables...     46,453      43,652
    Deferred income taxes.............................     24,136      15,166
                                                       ----------  ----------
      Total current assets............................    522,207     471,152
                                                       ----------  ----------
 PROPERTY AND EQUIPMENT, net..........................  3,287,573   2,296,670
 GOODWILL AND OTHER INTANGIBLE ASSETS, net............  2,507,911   2,505,681
 DEFERRED INCOME TAXES................................    245,215     140,395
 NOTES RECEIVABLE.....................................    120,554     123,945
 DEPOSITS AND OTHER LONG-TERM ASSETS..................    110,598      73,298
 INVESTMENTS..........................................     35,665      49,538
                                                       ----------  ----------
 TOTAL................................................ $6,829,723  $5,660,679
                                                       ==========  ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Current portion of long-term obligations.......... $   12,585  $   11,178
    Accrued tower construction costs..................     39,618      45,315
    Accounts payable..................................     50,125      74,046
    Accrued expenses..................................    124,796      87,291
    Billings in excess of costs and earnings on
     uncompleted contracts and unearned revenue.......     56,098      48,248
    Accrued interest..................................     59,492      31,708
                                                       ----------  ----------
      Total current liabilities.......................    342,714     297,786
                                                       ----------  ----------
 LONG-TERM OBLIGATIONS................................  3,549,375   2,457,045
 OTHER LONG-TERM LIABILITIES..........................     54,501      12,472
                                                       ----------  ----------
      Total liabilities...............................  3,946,590   2,767,303
                                                       ----------  ----------
 COMMITMENTS AND CONTINGENCIES (Note 8)

 MINORITY INTEREST IN SUBSIDIARIES....................     13,937      16,346
                                                       ----------  ----------
 STOCKHOLDERS' EQUITY:
    Preferred Stock: $.01 par value; 20,000,000
     shares authorized; no shares issued or
     outstanding......................................
    Class A Common Stock: $.01 par value;
     500,000,000 shares authorized; 185,162,631
     and 170,180,549 shares issued, 185,018,034
     and 170,035,952 shares outstanding,
     respectively.....................................      1,851       1,701
    Class B Common Stock: $.01 par value;
     50,000,000 shares authorized; 8,001,769 and
     8,095,005 shares issued and outstanding,
     respectively.....................................         80          81
    Class C Common Stock: $.01 par value;
     10,000,000 shares authorized; 2,267,813
     shares issued and outstanding, respectively......         23          23
    Note receivable...................................     (6,720)
    Additional paid-in capital........................  3,639,510   3,174,622
    Accumulated other comprehensive loss..............    (16,057)
    Accumulated deficit...............................   (745,151)   (295,057)
      Less: treasury stock (144,597 shares at cost)...     (4,340)     (4,340)
                                                       ----------  ----------
      Total stockholders' equity......................  2,869,196   2,877,030
                                                       ----------  ----------
 TOTAL................................................ $6,829,723  $5,660,679
                                                       ==========  ==========

                See notes to consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years Ended December 31, 2001, 2000, and 1999
                     (In thousands, except per share data)

                                                                          2001       2000       1999
                                                                       ----------  ---------  --------
REVENUES:
 Rental and management................................................ $  444,560  $ 278,153  $135,303
 Network development services.........................................    454,238    311,921    90,416
 Satellite and fiber network access services..........................    235,393    145,201    32,362
                                                                       ----------  ---------  --------
     Total operating revenues.........................................  1,134,191    735,275   258,081
                                                                       ----------  ---------  --------
OPERATING EXPENSES:
 Operating expenses excluding depreciation and amortization, restructuring, development and corporate general and administrative expenses:
   Rental and management..............................................    214,506    139,240    62,441
   Network development services.......................................    405,582    274,769    69,318
   Satellite and fiber network access services........................    227,954    110,065    24,098
 Depreciation and amortization........................................    440,371    283,360   132,539
 Restructuring expense................................................     69,174
 Development expense..................................................      8,630     14,517     1,607
 Corporate general and administrative expense.........................     26,478     14,958     9,136
                                                                       ----------  ---------  --------
     Total operating expenses.........................................  1,392,695    836,909   299,139
                                                                       ----------  ---------  --------
LOSS FROM OPERATIONS..................................................   (258,504)  (101,634)  (41,058)
                                                                       ----------  ---------  --------
OTHER INCOME (EXPENSE):
 Interest expense.....................................................   (282,291)  (156,839)  (27,492)
 Interest income and other, net.......................................     26,742     15,556    17,442
 Interest income--TV Azteca, net of interest expense of $1,160 in 2001
   and $1,047 in 2000.................................................     14,377     12,679     1,856
 (Loss) gain on investments...........................................    (40,551)    (2,538)      253
 Note conversion expense..............................................    (26,336)   (16,968)
 Minority interest in net earnings of subsidiaries....................       (318)      (202)     (142)
                                                                       ----------  ---------  --------
TOTAL OTHER EXPENSE...................................................   (308,377)  (148,312)   (8,083)
                                                                       ----------  ---------  --------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY LOSSES.....................   (566,881)  (249,946)  (49,141)
BENEFIT (PROVISION) FOR INCOME TAXES..................................    116,787     59,656      (214)
                                                                       ----------  ---------  --------
LOSS BEFORE EXTRAORDINARY LOSSES......................................   (450,094)  (190,290)  (49,355)
EXTRAORDINARY LOSSES ON EXTINGUISHMENT OF DEBT, NET
  OF INCOME TAX BENEFIT OF $2,892 IN 2000, and $914 IN 1999...........                (4,338)   (1,372)
                                                                       ----------  ---------  --------
NET LOSS.............................................................. $ (450,094) $(194,628) $(50,727)
                                                                       ==========  =========  ========
BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
 Loss before extraordinary losses..................................... $    (2.35) $   (1.13) $  (0.33)
 Extraordinary losses.................................................                 (0.02)    (0.01)
                                                                       ----------  ---------  --------
 Net loss............................................................. $    (2.35) $   (1.15) $  (0.34)
                                                                       ==========  =========  ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............................    191,586    168,715   149,749
                                                                       ==========  =========  ========

                See notes to consolidated financial statements.

                          AMERICAN TOWER CORPORATION
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended December 31, 2001, 2000, and 1999
                       (In thousands, except share data)

                                                      Common Stock      Common Stock      Common Stock      Treasury Stock
                                                   ------------------ ----------------  ----------------  -----------------
                                                        Class A            Class B           Class C
                                                   ------------------ ----------------  ----------------
                                                     Issued            Issued            Issued
                                                     Shares    Amount  Shares    Amount  Shares    Amount  Shares   Amount
                                                   ----------- ------ ---------  ------ ---------  ------ --------  -------
BALANCE, JANUARY 1, 1999..........................  96,291,111 $  963 9,001,060   $90   3,002,008   $30

Cash contributions from ARS.......................
Adjustment to ATC separation tax liability........
Transfers/payments to ARS/CBS.....................
Issuance of common stock and options-mergers......  20,691,428    207
Wauka escrow release--treasury stock..............                                                         (76,403) $(1,528)
Issuance of common stock--February offerings......  26,200,000    262
Expiration of redeemable common stock.............     336,250      3
Issuance of options--acquisition..................
Exercise of options...............................     254,480      3
Share class exchanges.............................   1,192,354     12  (613,150)   (6)   (579,204)   (6)
Tax benefit of stock options......................
Net loss..........................................

 Total comprehensive loss.........................
                                                   ----------- ------ ---------   ---   ---------   ---   --------  -------
BALANCE, DECEMBER 31, 1999........................ 144,965,623 $1,450 8,387,910   $84   2,422,804   $24    (76,403) $(1,528)
                                                   ----------- ------ ---------   ---   ---------   ---   --------  -------
6.25% and 2.25% convertible notes exchanged for
 common stock.....................................   6,126,594     61
Issuance of common stock--June offering...........  12,500,000    125
Issuance of common stock, options and warrants--
 mergers..........................................   4,522,692     45
Issuance of common stock--Employee Stock
 Purchase Plan....................................      33,794
Exercise of options...............................   1,418,560     14   165,390     2
Share class exchanges.............................     613,286      6  (458,295)   (5)   (154,991)   (1)
Treasury stock....................................                                                         (68,194)  (2,812)
Tax benefit of stock options......................
Net loss..........................................

 Total comprehensive loss.........................
                                                   ----------- ------ ---------   ---   ---------   ---   --------  -------
BALANCE, DECEMBER 31, 2000........................ 170,180,549 $1,701 8,095,005   $81   2,267,813   $23   (144,597) $(4,340)
                                                   ----------- ------ ---------   ---   ---------   ---   --------  -------
2.25% convertible notes exchanged for common
 stock............................................   3,962,537     40
Issuance of common stock--January offering........  10,000,000    100
Issuance of common stock, options and warrants--
 mergers..........................................     377,394      4
Issuance of common stock--Equity investment.......     100,000      1
Issuance of common stock--Employee Stock
 Purchase Plan....................................     231,257      2
Issuance of note to executive officer (secured by
 Class A common stock)............................
Exercise of options...............................     217,658      2
Share class exchanges.............................      93,236      1   (93,236)   (1)
Net change in fair value of cash flow hedges, net
 of tax...........................................
Reclassification adjustment for realized losses on
 derivative instruments, net of tax...............
Cumulative effect adjustment recorded upon
 adoption of SFAS No. 133, net of tax.............
Foreign currency translation adjustment...........
Tax benefit of stock options......................
Net loss..........................................

 Total comprehensive loss.........................
                                                   ----------- ------ ---------   ---   ---------   ---   --------  -------
BALANCE, DECEMBER 31, 2001........................ 185,162,631 $1,851 8,001,769   $80   2,267,813   $23   (144,597) $(4,340)
                                                   ----------- ------ ---------   ---   ---------   ---   --------  -------


                                                                           Accumulated
                                                              Additional      Other                     Total         Total
                                                      Note     Paid-in    Comprehensive Accumulated Stockholders' Comprehensive
                                                   Receivable  Capital        Loss        Deficit      Equity         Loss
                                                   ---------- ----------  ------------- ----------- ------------- -------------
BALANCE, JANUARY 1, 1999..........................            $1,140,365                 $ (49,702)  $1,091,746

Cash contributions from ARS.......................                   507                                    507
Adjustment to ATC separation tax liability........                12,003                                 12,003
Transfers/payments to ARS/CBS.....................                (1,070)                                (1,070)
Issuance of common stock and options-mergers......               446,035                                446,242
Wauka escrow release--treasury stock..............                                                       (1,528)
Issuance of common stock--February offerings......               630,889                                631,151
Expiration of redeemable common stock.............                 9,937                                  9,940
Issuance of options--acquisition..................                 1,794                                  1,794
Exercise of options...............................                 3,573                                  3,576
Share class exchanges.............................
Tax benefit of stock options......................                 1,449                                  1,449
Net loss..........................................                                         (50,727)     (50,727)    $ (50,727)
                                                                                                                    ---------
 Total comprehensive loss.........................                                                                  $ (50,727)
                                                    -------   ----------    --------     ---------   ----------     =========
BALANCE, DECEMBER 31, 1999........................            $2,245,482                 $(100,429)  $2,145,083
                                                    -------   ----------    --------     ---------   ----------
6.25% and 2.25% convertible notes exchanged for
 common stock.....................................               153,306                                153,367
Issuance of common stock--June offering...........               513,780                                513,905
Issuance of common stock, options and warrants--
 mergers..........................................               227,462                                227,507
Issuance of common stock--Employee Stock
 Purchase Plan....................................                   865                                    865
Exercise of options...............................                23,461                                 23,477
Share class exchanges.............................
Treasury stock....................................                                                       (2,812)
Tax benefit of stock options......................                10,266                                 10,266
Net loss..........................................                                        (194,628)    (194,628)    $(194,628)
                                                                                                                    ---------
 Total comprehensive loss.........................                                                                  $(194,628)
                                                    -------   ----------    --------     ---------   ----------     =========
BALANCE, DECEMBER 31, 2000........................            $3,174,622                 $(295,057)  $2,877,030
                                                    -------   ----------    --------     ---------   ----------
2.25% convertible notes exchanged for common
 stock............................................                86,403                                 86,443
Issuance of common stock--January offering........               360,687                                360,787
Issuance of common stock, options and warrants--
 mergers..........................................                 8,454                                  8,458
Issuance of common stock--Equity investment.......                 2,463                                  2,464
Issuance of common stock--Employee Stock
 Purchase Plan....................................                 2,750                                  2,752
Issuance of note to executive officer (secured by
 Class A common stock)............................  $(6,720)                                             (6,720)
Exercise of options...............................                 3,130                                  3,132
Share class exchanges.............................
Net change in fair value of cash flow hedges, net
 of tax...........................................                          $(17,506)                   (17,506)    $ (17,506)
Reclassification adjustment for realized losses on
 derivative instruments, net of tax...............                             9,405                      9,405         9,405
Cumulative effect adjustment recorded upon
 adoption of SFAS No. 133, net of tax.............                            (7,852)                    (7,852)       (7,852)
Foreign currency translation adjustment...........                              (104)                      (104)         (104)
Tax benefit of stock options......................                 1,001                                  1,001
Net loss..........................................                                        (450,094)    (450,094)     (450,094)
                                                                                                                    ---------
 Total comprehensive loss.........................                                                                  $(466,151)
                                                    -------   ----------    --------     ---------   ----------     =========
BALANCE, DECEMBER 31, 2001........................  $(6,720)  $3,639,510    $(16,057)    $(745,151)  $2,869,196
                                                    -------   ----------    --------     ---------   ----------

                See notes to consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years Ended December 31, 2001, 2000, and 1999
                                (In thousands)

                                                                        2001         2000         1999
                                                                     -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................................... $  (450,094) $  (194,628) $   (50,727)
  Adjustments to reconcile net loss to cash provided by (used for)
   operating activities:
    Depreciation and amortization...................................     440,371      283,360      132,539
    Minority interest in net earnings of subsidiaries...............         318          202          142
    Note conversion expense.........................................      26,336       16,968
    Loss (gain) on investments......................................      40,551        2,538         (253)
    Restructuring expense--asset write down.........................      62,550
    Amortization of deferred financing costs........................      11,959        6,945        1,466
    Provision for losses on accounts receivable.....................      25,146       16,737        2,639
    Extraordinary losses, net.......................................                    4,338        1,372
    Amortization of debt and note receivable discount...............       7,286        8,712        2,642
    Deferred income taxes...........................................    (120,411)     (60,876)      (1,140)
  Changes in assets and liabilities, net of acquisitions:
    Accounts receivable.............................................     (11,132)    (108,473)     (17,368)
    Costs and earnings in excess of billings on uncompleted.........
      contracts and unbilled receivables............................      (2,801)     (26,153)      (5,919)
    Prepaid and other assets........................................     (48,110)     (31,017)      (9,497)
    Inventories.....................................................         788      (18,643)      (6,210)
    Accounts payable and accrued expenses...........................       1,793       23,637        9,944
    Accrued interest................................................      27,784       24,631        5,436
    Billings in excess of costs and earnings on uncompleted.........
      contracts and unearned revenue................................      (3,291)       9,135        3,981
    Other long-term liabilities.....................................      17,027        5,413        2,145
                                                                     -----------  -----------  -----------
Cash provided by (used for) operating activities....................      26,070      (37,174)      71,192
                                                                     -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property and equipment and...............
   construction activities..........................................    (568,158)    (541,347)    (272,670)
  Payments for acquisitions, (net of cash acquired).................    (812,782)  (1,368,024)    (588,384)
  Advances of notes receivable......................................     (10,179)     (76,116)    (119,282)
  Proceeds from notes receivable....................................         255        2,749        1,587
  Proceeds from sale of 8.7% of Mexican subsidiary..................       1,680
  Distributions to minority interest................................        (763)        (667)        (396)
  Deposits, investments and other long-term assets..................     (55,356)     (15,809)    (133,132)
                                                                     -----------  -----------  -----------
Cash used for investing activities..................................  (1,445,303)  (1,999,214)  (1,112,277)
                                                                     -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under notes payable and credit facilities..............     181,500    1,777,000      224,779
  Repayments of notes payable, credit facilities and capital leases.     (81,133)    (584,155)    (512,856)
  Proceeds from issuance of debt securities.........................   1,000,000      450,000      600,063
  Net proceeds from equity offerings, stock options and employee....
   stock purchase plan..............................................     366,671      535,435      634,727
  Restricted cash...................................................     (48,035)     (46,036)
  Cash payments from (to) CBS.......................................                    5,735      (48,752)
  Contributions from ARS............................................                                   507
  Deferred financing costs..........................................     (45,850)     (44,765)     (18,346)
                                                                     -----------  -----------  -----------
Cash provided by financing activities...............................   1,373,153    2,093,214      880,122
                                                                     -----------  -----------  -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................     (46,080)      56,826     (160,963)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR........................      82,038       25,212      186,175
                                                                     -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF YEAR.............................. $    35,958  $    82,038  $    25,212
                                                                     ===========  ===========  ===========


                See notes to consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business--American Tower Corporation and subsidiaries (collectively, ATC or the Company), is an independent owner, operator and developer of wireless and broadcast communications sites in North America, Mexico and Brazil. The Company's primary businesses, as discussed in note 15, are the leasing of antenna space to a diverse range of wireless communications and broadcast industries, providing network development services and components to wireless service providers and broadcasters and providing satellite and fiber network access services to telecommunication companies, internet service providers, governmental organizations, broadcasters and maritime customers worldwide.

Principles of Consolidation and Basis of Presentation--The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company consolidates those entities in which it owns greater than fifty percent of the entity's voting stock.

Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying consolidated financial statements. The significant estimates in the accompanying consolidated financial statements include revenue recognition under the percentage of completion method, impairment of investments, impairment of long-lived assets and valuation allowances related to deferred tax assets.

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

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Corporate General and Administrative Expense--Corporate general and administrative expense consists of corporate overhead costs not specifically allocable to any of the Company's individual business segments.

Note Conversion Expense--Note conversion expense represents the fair value of incremental stock issued to induce convertible noteholders to convert their holdings prior to the first scheduled redemption date. Such amounts were expensed as incurred in accordance with Statement of Financial Accounting Standard (SFAS) No. 84 "Induced Conversions of Convertible Debt." (See note 6).

Concentrations of Credit Risk--Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash, notes receivable, trade receivables and derivative instruments. The Company mitigates its risk with respect to cash and cash equivalents, restricted cash and derivative instruments by maintaining its deposits and contracts at high quality financial institutions and monitoring the credit ratings of those institutions.

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables by actively monitoring the creditworthiness of its borrowers and customers. Accounts receivable are reported net of allowances for doubtful accounts of $23,804,000, $19,809,000 and $3,386,000 as of December 31,
2001, 2000 and 1999, respectively. Amounts charged against the allowance for doubtful accounts for the years ended December 31, 2001, 2000, and 1999 approximated $23,613,000, $3,112,000 and $721,000, respectively. Bad debt recoveries for the years ended December 31, 2001, 2000 and 1999 approximated $2,462,000, $2,798,000 and $238,000, respectively.

Discount on Convertible Notes--The Company amortizes the discount on its convertible notes using the effective interest method over the term of the obligation. Such amortization is recorded as interest expense in the accompanying consolidated statements of operations.

Derivative Financial Instruments--As part of the overall strategy to manage the level of exposure to the risk of interest rate fluctuations under its variable rate credit facilities, the Company utilizes interest rate swaps, caps, collars and swaptions. The Company does not hold derivative financial instruments for trading purposes. (See note 7).

Foreign Currency Translation--The Company's foreign subsidiaries in Mexico and Brazil have designated the U.S. dollar as their functional currency. Monetary assets and liabilities related to the Company's Mexican and Brazilian operations are remeasured from the local currency into U.S. dollars at the rate of currency exchange at the end of the applicable fiscal period. Non-monetary assets and liabilities are remeasured at historical exchange rates. Revenues and expenses are remeasured at average monthly exchange rates. All remeasurement gains and losses are included in the Company's consolidated statement of operations within the caption interest income and other, net. Such amounts were not material for the years ended December 31, 2001, 2000 and 1999.

The Company also operates a teleport business within its satellite and fiber network access services segment in Switzerland and has designated the Swiss franc as its functional currency. Accordingly, assets and liabilities are translated from the Swiss franc into U.S. dollars at the end of period exchange rate, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded in stockholders' equity and reflected as a component of other comprehensive loss.

Cash and Cash Equivalents--Cash and cash equivalents include cash on hand, demand deposits and short-term investments with remaining maturities (when purchased) of three months or less.

Restricted Cash--Restricted cash represents amounts required to be held in escrow under the Company's Amended Credit Facilities to pay interest on its convertible and senior note obligations. The requirement to hold funds in escrow expires in August 2002.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Inventories--Inventories, which consist primarily of finished goods and raw material component parts, are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) basis. The components of inventories as of December 31, 2001 and 2000 are as follows (in thousands):

                                                          2001    2000
                                                         ------- -------
       Raw materials.................................... $37,387 $20,887
       Finished goods...................................  11,300  25,947
       Work in process..................................     645   1,038
                                                         ------- -------
          Total......................................... $49,332 $47,872
                                                         ======= =======

Property and Equipment--Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties). Cost for self-constructed towers includes direct materials and labor, indirect costs associated with construction and capitalized interest. Approximately $15,321,000, $11,365,000 and $3,379,000 of interest was capitalized for the years ended December 31, 2001, 2000 and 1999, respectively.

Depreciation is provided using the straight-line method over the assets' estimated useful lives. Property and equipment acquired through capitalized leases are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Asset useful lives are as follows:

         Equipment........................................  3-15 years
         Towers...........................................    15 years
         Buildings........................................    32 years
         Building improvements and land improvements...... 15-32 years

Expenditures for repairs and maintenance are expensed as incurred. Betterments and improvements that extend an asset's useful life or enhance capacity are capitalized.

Goodwill and Other Intangible Assets--The consolidated financial statements reflect the preliminary allocation of purchase prices for certain transactions consummated in 2001, as certain appraisals for these acquisitions have not been finalized. Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired. The Company amortizes goodwill over an estimated useful life of fifteen years. Other intangible assets primarily represent acquired customer base, workforce, network locations, licenses, non-competition agreements and deferred financing costs. The Company amortizes these other intangible assets over periods ranging from two to fifteen years. (See note 4).

Income Taxes--The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. (See note 11).

Loss Per Common Share--Basic and diluted income or loss per common share has been computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2001, 2000 and 1999, potential common shares, including options, warrants and shares issuable upon conversion of the Company's convertible notes, have been excluded from the computation of diluted

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES loss per common share, as the effect is anti-dilutive. Potential common shares excluded from the calculation of loss per share were approximately 46.4 million, 52.4 million and 41.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Impairment of Long-Lived Assets-- The Company reviews long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by determining whether the net book value of the related assets will be recovered through projected undiscounted future cash flows. If the Company determines that the carrying value on an asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows to be provided from the asset as compared to its carrying value. The Company records impairment losses in the period in which it identifies such impairment.

During the year ended December 31, 2001, the Company recorded impairment charges related to its long-lived assets of approximately $11.6 million. Such charges are reflected in depreciation and amortization in the accompanying 2001 consolidated statement of operations.

Investments--Investments in those entities where the Company owns less than twenty percent of the voting stock of the individual entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in entities where the Company owns less than twenty percent but has the ability to exercise significant influence over operating and financial policies of the entity or where the Company owns more than twenty percent of the voting stock of the individual entity, but not in excess of fifty percent, are accounted for using the equity method. As of December 31, 2001, all of the Company's investments were in companies that are not publicly traded, and, therefore, no established market for their securities exists. The Company has a policy in place to review the fair value of its investments on a regular basis to evaluate the carrying value of the investments in these companies. If the Company believes that the carrying value of an investment is carried at an amount in excess of fair market value, it is the Company's policy to record an impairment charge to adjust the carrying value to fair market value.

During the year ended December 31, 2001, the Company recorded impairment charges on its cost and equity investments of approximately $31.6 million. In addition, during the years ended December 31, 2001, 2000 and 1999, the Company recorded losses (gains) on equity method investments of approximately $9.0 million, $2.5 million and $(0.3) million, respectively. Losses on equity method investments are recorded in accordance with Emerging Issues Task Force No. 99-10 "Percentage Used to Determine the Amount of Equity Method Losses."

Stock-Based Compensation--The Company accounts for equity grants and awards to employees, officers and directors using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25 "Accounting For Stock Issued To Employees," and related interpretations. In addition, the Company also provides the required disclosures under SFAS No. 123, "Accounting For Stock Based Compensation," as if the fair-value based method (defined in SFAS No. 123) had been applied. (See note 12).

Fair Value of Financial Instruments--As of December 31, 2001, the carrying amount of the Company's 5.0% convertible notes, the 2.25% and 6.25% convertible notes and the senior notes was approximately $450.0 million, $416.9 million and $1.0 billion, respectively, and the fair value of such notes was $268.3 million, $331.3 million and $805.0 million, respectively. Fair values were determined based on quoted market prices. The carrying values of all other financial instruments reasonably approximate the related fair values as of December 31, 2001.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Retirement Plan--The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. Under the plan, the Company matched 35% in 2001 and 2000 and 30% in 1999 of participants' contributions up to a maximum 5% of a participant's compensation. The Company contributed approximately $2,289,000, $1,875,000 and $461,000 to the plans for the years ended December 31, 2001, 2000 and 1999, respectively.

Recent Accounting Pronouncements--On January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The 2001 consolidated financial statements were prepared in accordance with the provisions of SFAS No. 133. The 2000 and 1999 consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time. (See note 7).

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion No. 16 "Business Combinations" and SFAS No. 38 "Accounting for Pre-acquisition Contingencies" and eliminates the pooling-of-interests method of accounting for business combinations. SFAS No. 141 also includes enhanced criteria for identifying intangible assets separately from goodwill. The requirements of SFAS No. 141 were effective for any business combination consummated by the Company subsequent to June 30, 2001. The Company did not consummate any acquisitions subsequent to June 30, 2001 that gave rise to goodwill.

SFAS No. 142, supersedes APB Opinion No. 17, "Intangible Assets," and requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

The Company adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 is expected to reduce the Company's annual amortization of goodwill by approximately $90.0 million. The Company is in the process of assessing the transitional impariment test and the related valuation of goodwill under SFAS No. 142 for the Company. However, upon completion of the transitional impairment test, it is likely the Company will record a non-cash impairment charge in its statement of operations related to its wholly owned subsidiary, Verestar, Inc. (Verestar). Although the amount of the charge has not been determined, goodwill related to Verestar was approximately $185.0 million as of December 31, 2001. This charge, if necessary, will be reflected as a cumulative effect of a change in accounting principle in the Company's 2002 statement of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

Reclassifications--Certain reclassifications have been made to the 2000 and 1999 financial statements to conform with the 2001 presentation.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

2. COSTS AND EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS AND UNBILLED RECEIVABLES

The Company derives a portion of its network development services revenue from customer contracts that provide for billing only after certain milestones within contracts have been achieved. As the Company recognizes revenue on these contracts using the percentage-of-completion, cost plus profit and time and materials methodologies, such contracts give rise to revenue which has been earned, but, as of a certain point in time, remains unbilled. Such amounts (along with unbilled rental revenue) are included in costs and earnings in excess of billings on uncompleted contracts and unbilled receivables in the accompanying consolidated balance sheets.

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

The following are the components of costs and earnings in excess of billings on uncompleted contracts and unbilled receivables and billings in excess of costs and earnings on uncompleted contracts and unearned revenue as of December 31, (in thousands):

                                                                            2001       2000
                                                                          ---------  ---------
Costs incurred on uncompleted contracts.................................. $ 275,663  $ 165,982
Estimated earnings.......................................................    82,112     67,222
Unbilled receivables.....................................................     7,311     10,113
Billings to date.........................................................  (374,731)  (247,913)
                                                                          ---------  ---------
                                                                          $  (9,645) $  (4,596)
                                                                          =========  =========
Included in the accompanying consolidated balance sheets:
   Costs and earnings in excess of billings on uncompleted contracts and unbilled receivables................................................ $  46,453  $  43,652
   Billings in excess of costs and earnings on uncompleted contracts and
     unearned revenue....................................................   (56,098)   (48,248)
                                                                          ---------  ---------
                                                                          $  (9,645) $  (4,596)
                                                                          =========  =========

3.  PROPERTY AND EQUIPMENT

Property and equipment (including assets held under capital leases) consist of the following as of December 31, (in thousands):

                                                           2001        2000
                                                        ----------  ----------
 Towers................................................ $2,588,616  $1,579,616
 Equipment.............................................    459,369     366,343
 Buildings and improvements............................    287,732     224,836
 Land and improvements.................................    182,260     115,151
 Construction in progress..............................    180,042     206,069
                                                        ----------  ----------
    Total..............................................  3,698,019   2,492,015
 Less accumulated depreciation and amortization........   (410,446)   (195,345)
                                                        ----------  ----------
 Property and equipment, net........................... $3,287,573  $2,296,670
                                                        ==========  ==========

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's goodwill and other intangible assets consist of the following as of December 31, (in thousands):


                                                                    2001        2000
                                                                 ----------  ----------
Goodwill........................................................ $1,402,432  $1,372,399
Acquired customer base and network location intangibles.........  1,437,799   1,292,631
Deferred financing costs........................................    104,957      60,996
Acquired workforce, licenses and other intangibles..............     78,187      68,398
                                                                 ----------  ----------
   Total........................................................  3,023,375   2,794,424
Less accumulated amortization...................................   (515,464)   (288,743)
                                                                 ----------  ----------
Goodwill and other intangible assets, net....................... $2,507,911  $2,505,681
                                                                 ==========  ==========

5.  NOTES RECEIVABLE

In December 1999, the Company signed agreements to loan up to $120.0 million to TV Azteca S.A. de C.V. (TV Azteca), the owner of a major national television broadcast network in Mexico. In 2000, the Company loaned TV Azteca $119.8 million. The loan, which bears interest at 12.87%, payable quarterly, was discounted by the Company, as the fair value interest rate at the date of the loan was determined to be 14.25%. As of December 31, 2001, approximately $119.8 million undiscounted ($108.2 million discounted) was outstanding. The term of the loan is seventy years. The loan may be prepaid by TV Azteca without penalty during the last fifty years of the agreement. The discount recorded on the note is being amortized to interest income-TV Azteca using the effective interest method over the term of the loan.

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

In anticipation of the loan described above, the Company made an interim loan of $60.0 million to TV Azteca in September 1999. The interim loan, which bore interest at approximately 11%, matured at the closing of the loan described above.

An executive officer and director of the Company became a director of TV Azteca in December 1999.

As of December 31, 2001 and 2000, the Company also had several other notes receivable outstanding totaling approximately $12.3 million and $15.0 million, respectively. These notes bear interest at rates ranging from 7% to 14% and mature in periods through 2011.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

6.  FINANCING ARRANGEMENTS

Outstanding amounts under the Company's long-term financing arrangements consisted of the following as of December 31, (in thousands):

                                                        2001        2000
                                                     ----------  ----------
   Credit facilities................................ $1,445,000  $1,350,000
   Senior notes.....................................  1,000,000
   Convertible notes, net of discount...............    866,852     920,908
   Notes payable and capital leases.................    250,108     197,315
                                                     ----------  ----------
   Total............................................  3,561,960   2,468,223
   Less current portion.............................    (12,585)    (11,178)
                                                     ----------  ----------
   Long-term debt................................... $3,549,375  $2,457,045
                                                     ==========  ==========

The following is a description of the Company's outstanding long-term debt as of December 31, 2001:

Credit Facilities--In January 2000, the Company through certain of its subsidiaries completed its amended and restated credit facilities (Amended Credit Facilities). Under the Amended Credit Facilities, the borrowing capacity of the Company, giving effect to the termination of the term loan C facility discussed below, is up to $2.0 billion, with the option to increase the capacity up to an additional $500.0 million subject to lender approval. All borrowings under the Amended Credit Facilities are subject to borrowing base restrictions based primarily on a multiple of operating cash flow.

As of December 31, 2001, components of the Amended Credit Facilities include:

   .    $650.0 million revolving credit facility maturing on June 30, 2007;

   .    $850.0 million multi-draw term loan A maturing on June 30, 2007;

   .    $500.0 million term loan B maturing December 31, 2007; and

   .    $250.0 million multi-draw term loan C maturing June 30, 2008.

In January 2002, the Company terminated the $250.0 million multi-draw term loan C facility, none of which facility had been drawn. As a result of this termination, the Company will record a charge of $7.5 million to "other expense" in the first quarter of 2002 related to the write-off of certain deferred financing fees associated with this facility.

In February 2001, the Company's Mexican subsidiary, American Tower Corporation de Mexico, S. de R.L. de C.V. (ATC Mexico) and two of its subsidiaries consummated a loan agreement with a group of banks providing a credit facility of an initial aggregate amount of $95.0 million (the "Mexican Credit Facility"). As of December 31, 2001, an aggregate of $95.0 million was outstanding under this loan agreement. In February 2002, the Company repaid all loans outstanding under the ATC Mexico loan agreement with borrowings under the Amended Credit Facilities and substantially all of the Mexican subsidiaries became restricted subsidiaries under the Amended Credit Facilities. As a result of such repayment, the Company will recognize an extraordinary loss on extinguishment of debt in the first quarter of 2002 of approximately $1.3 million (net of an income tax benefit of $0.7 million).

The Amended Credit Facilities are scheduled to amortize quarterly commencing on March 31, 2003 based on defined percentages of outstanding commitment and principal balances. The Company may also be required to make additional principal payments should operating cash flows exceed certain amounts. As of December 31, 2001, the Company had $850.0 million outstanding under the multi-draw term loan A and $500.0 million

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES outstanding under the term loan B. Any amounts repaid under the multi-draw term loan A and the term loan B will reduce future borrowing capacity under these facilities to the extent of the amount repaid.

Interest rates for the revolving credit facility and the multi-draw term loan A are determined at the option of the Company (at a margin based on leverage) at either 1.5% to 2.75% above the LIBOR Rate or 0.5% to 1.75% above the defined Base Rate. Interest rates for the term loan B are determined (at a margin based on leverage) at either 3.0% to 3.25% above LIBOR or 2.0% to 2.25% above the defined Base Rate. The Company is required to pay quarterly commitment fees on the undrawn portion of the facility, ranging from 0.5% to 1.0% per annum, depending on the level of facility usage. In addition, the Amended Credit Facilities require compliance with financial coverage ratios that measure operating cash flow against total debt, interest coverage, pro forma debt service and fixed charges, as defined in the Amended Credit Facilities. The Amended Credit Facilities also contain financial and operational covenants and other restrictions which the Company must comply with, whether or not there are borrowings outstanding. Such covenants and restrictions include restrictions on certain types of acquisitions, indebtedness, liens, capital expenditures, and the ability of the Company to pay dividends and make other distributions. The borrowers under the Amended Credit Facilities include the Company's principal domestic operating subsidiaries. The Company and the restricted subsidiaries (as defined in the Amended Credit Facilities) have guaranteed all of the loans under the Amended Credit Facilities. These loans are secured by liens on substantially all assets of the Company, the borrowers and the restricted subsidiaries. The Amended Credit Facilities also restrict the borrowers' and the restricted subsidiaries' ability to transfer funds to the Company. Substantially all assets of the Company are held by the borrowers and the restricted subsidiaries, giving effect to the repayment of the Mexican Credit Facility.

Availability at December 31, 2001 under the revolving credit facilities contained in our Amended Credit Facilities, after giving effect to the payoff of the Mexican Credit Facility, was $555.0 million.

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

For the years ended December 31, 2001, 2000 and 1999, the combined weighted average interest rate related to the Company's credit facilities was 7.26%, 9.56% and 7.94%, respectively. Commitment fees incurred by the Company related to the credit facilities aggregated approximately $7,478,000, $9,777,000 and $1,504,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

As a result of a reduction in borrowing capacity under prior credit facilities in October of 1999 associated with the issuance of the 2.25% and 6.25% convertible notes, the Company recognized an extraordinary loss on extinguishment of debt during the year ended December 31, 1999 of approximately $1.4 million, net of an income tax benefit of $0.9 million.

9 3/8% Senior Notes--In January 2001, the Company completed a private notes placement of $1.0 billion 9 3/8% senior notes (senior notes), issued at 100% of their face amount. The senior notes mature on February 1, 2009. Interest on the senior notes is payable semiannually on February 1 and August 1. The indenture governing the senior notes contains certain restrictive covenants including restrictions on the Company's ability to incur more debt, guarantee debt, pay dividends and make certain investments. Proceeds from the senior notes placement have and will be used to finance construction of towers, fund acquisitions and for general corporate purposes. The senior notes rank equally with the Company's 5%, 6.25% and 2.25% convertible notes and are structurally and effectively junior to indebtedness outstanding under the Company's Amended Credit Facilities.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

As of December 31, 2001, the Company has $1.0 billion outstanding under the senior notes.

5% Convertible Notes--In February 2000, the Company completed a private placement of $450.0 million 5% Convertible Notes (5% Notes), issued at 100% of their face amount. The 5% Notes mature on February 15, 2010. Interest on the 5% Notes is payable semiannually on February 15 and August 15 of each year. The indenture governing the 5% Notes does not contain any restrictive covenants.

The 5% Notes are convertible at any time into shares of the Company's Class A common stock at a conversion price of $51.50 per share, subject to adjustment in certain cases. The Company cannot redeem the 5% Notes prior to February 20, 2003 and the Company may be required to repurchase all or any of the 5% Notes on February 20, 2007 at their principal amount, together with accrued and unpaid interest. The Company may, at its option, elect to pay the repurchase price in cash or shares of Class A common stock or any combination thereof. The 5% Notes rank equally with the 6.25% and 2.25% Notes described below and the senior notes and are structurally and effectively junior to indebtedness outstanding under the Amended Credit Facilities. Total net proceeds from the 5% Notes were approximately $438.7 million.

As of December 31, 2001 and 2000, the Company had $450.0 million outstanding under the 5% Notes.

2.25% and 6.25% Convertible Notes--In October 1999, the Company completed a private placement of $300.0 million 6.25% Convertible Notes (6.25% Notes), issued at 100% of their face amount and $425.5 million 2.25% Convertible Notes (2.25% Notes), issued at 70.52% of their face amount (collectively, the "Notes"). The yield to maturity on the 2.25% Notes is 6.25%, giving effect to the original discount. The Notes mature on October 15, 2009. Interest on the Notes is payable semiannually on April 15 and October 15 of each year.

The 6.25% Notes and 2.25% Notes are convertible at any time, at the option of the holder, into the Company's Class A common stock at a conversion price of $24.40 per share and $24.00 per share, respectively, subject to adjustment in certain events. The Company may redeem the Notes at any time on or after October 22, 2002. The initial redemption price on the 6.25% Notes is 103.125% of the principal amount, subject to ratable declines immediately after October 15 of each following year to 100% of the principal amount in 2005. The 2.25% Notes are redeemable incrementally at increasing prices designed to reflect the accrued original issue discount. The holders have the option of requiring the Company to repurchase all or a portion of the 6.25% Notes on October 22, 2006 at their principal amount, together with accrued and unpaid interest, and all or a portion of the 2.25% Notes on October 22, 2003 at $802.93 (based on $1,000 face amount), plus accrued and unpaid interest. The Company may elect to pay the repurchase price on the Notes in cash or shares of Class A common stock. The Notes rank equally with one another, the 5% Notes and the senior notes and are structurally and effectively junior to indebtedness outstanding under the Amended Credit Facilities.

In August of 2001, the Company acquired an aggregate of $82.5 million face amount ($61.6 million carrying amount) of the 2.25% Notes for an aggregate of 2,424,123 shares of Class A common stock. As an inducement to the noteholders to convert all or a portion of their holdings, the Company issued an aggregate of 1,538,414 shares of Class A common stock to such holders in addition to the amounts issuable upon conversion of those notes as provided in the applicable indentures. The Company made these exchanges pursuant to negotiated transactions with a limited number of noteholders. As a consequence of those exchanges, the Company recorded note conversion expense of approximately $26.3 million in the third quarter of 2001 which represents the fair market value of the inducement shares.

In May 2000, the Company acquired an aggregate of $87.3 million of the 6.25% Notes and $73.1 million face amount of the 2.25% Notes for an aggregate of 5,724,180 shares of Class A common stock. As an inducement to the noteholders to convert all or a portion of their holdings, the Company issued an aggregate of 402,414 shares

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES of Class A common stock to such holders in addition to the amounts issuable upon conversion of those notes as provided in the applicable indentures. The Company made these exchanges pursuant to negotiated transactions with a limited number of noteholders. As a consequence of those exchanges, the Company recorded note conversion expense of approximately $17.0 million during the second quarter of 2000 which represents the fair market value of the inducement shares.

As of December 31, 2001 and 2000, the Company had $416.9 million and $470.9 million outstanding respectively, under the Notes.

Capital Lease Obligations--The Company's capital lease obligations, which approximate $177.0 and $139.9 million as of December 31, 2001 and 2000, respectively, expire in periods ranging from less than one year to approximately seventy years.

Notes Payable--Notes payable approximated $73.1 million and $57.4 million as of December 31, 2001 and 2000, respectively. These obligations bear interest at rates ranging from 7.0% to 12.0% and mature in periods ranging from less than one year to approximately five years.

Maturities--As of December 31, 2001, aggregate principal payments of long-term debt, including capital leases, for the next five years and thereafter are estimated to be (in thousands):

          Year Ending December 31,
          2002............................................. $   12,585
          2003.............................................    163,133
          2004.............................................    204,775
          2005.............................................    307,860
          2006.............................................    282,102
          Thereafter.......................................  2,591,505
                                                            ----------
             Total......................................... $3,561,960
                                                            ==========

7.  DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2001, the Company adopted the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement establishes accounting and reporting standards for derivative instruments. Specifically, it requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair market value of a derivative (that is unrealized gains or losses) is recorded as a component of an entity's net income or other comprehensive income, depending upon designation and qualification as part of a hedging relationship. The cumulative effect of adopting this statement resulted in a charge to other comprehensive loss of $7.9 million (net of a tax benefit of $4.2 million).

The Company is exposed to interest rate risk relating to variable interest rates on its credit facilities. As part of its overall strategy to manage the level of exposure to the risk of interest rate fluctuations, the Company uses interest rate swaps, caps and collars, which qualify and are designated as cash flow hedges. The Company also used swaptions to manage interest rate risk, which were not designated as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of other comprehensive loss and subsequently reclassified into the statement of operations when the hedged transaction affects operations. The ineffective portion of the gain or loss on the derivative instrument is immediately recognized in the statement of operations. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the statement of operations in the period of change.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Under the terms of the Amended Credit Facilities, the Company is required to enter into interest rate protection agreements on at least 50% of its variable rate debt. Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. Such exposure is limited to the current value of the contract at the time the counterparty fails to perform. The Company believes its contracts as of December 31, 2001 are with credit worthy institutions. As of December 31, 2001, the Company had interest rate protection agreements outstanding as follows (in thousands):

                         Notional                                            Fair
Derivative                Amount  Interest Range            Term             Value
----------               -------- -------------- -------------------------- --------
Interest rate swaps..... $580,000  4.09%-7.00%   Expiring 2002 through 2003 $(21,601)
Interest rate collars... $327,500  4.00%-9.00%   Expiring 2002 through 2003  (13,579)
Interest rate caps...... $364,980        9.00%   Expiring 2002
                                                                            --------
   Total.................................................................   $(35,180)
                                                                            ========

Liabilities related to these contracts, $35.2 million, are reflected in other long-term liabilities in the accompanying December 31, 2001 consolidated balance sheet.

During the year ended December 31, 2001, the Company recorded an unrealized loss, excluding the charge for the cumulative effect of adopting SFAS No. 133, of approximately $17.5 million (net of a tax benefit of approximately $9.4 million) in other comprehensive loss for the change in fair value of cash flow hedges and reclassified $9.4 million (net of a tax benefit of approximately $5.1 million) into results of operations. Hedge ineffectiveness resulted in a loss of approximately $2.2 million for the year ended December 31, 2001 and was recorded in "interest income and other, net." The Company records the changes in fair value of its derivative instruments that are not accounted for as hedges in "interest income and other, net." The Company estimates that approximately $16.7 million of derivative losses (net of tax benefit) included in other comprehensive loss will be reclassified into the statement of operations within the next twelve months.

8. COMMITMENTS AND CONTINGENCIES

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

Future minimum rental payments under noncancelable operating leases in effect at December 31, 2001 are as follows (in thousands):

         Year Ending December 31,
         2002.............................................  $163,178
         2003.............................................   132,617
         2004.............................................   103,071
         2005.............................................    79,116
         2006.............................................    57,590
         Thereafter.......................................   383,610
                                                           ---------
            Total......................................... $ 919,182
                                                           =========

Aggregate rent expense under operating leases for the years ended December 31, 2001, 2000 and 1999 approximated $180,692,000, $99,060,000 and $23,211,000, respectively.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Future minimum payments under capital leases (see note 6) in effect at December 31, 2001 are as follows (in thousands):

          2002............................................. $  26,062
          2003.............................................    25,577
          2004.............................................    24,906
          2005.............................................    23,526
          2006.............................................    22,487
          Thereafter.......................................   331,504
                                                            ---------
          Total minimum lease payments.....................   454,062
          Less amounts representing interest...............  (277,090)
                                                            ---------
          Present value of capital lease obligations....... $ 176,972
                                                            =========

Customer Leases--The Company's lease agreements with its customers vary depending upon the industry. Television and radio broadcasters prefer long-term leases, while wireless communications providers favor leases in the range of five to ten years. Most leases contain renewal options. Escalation clauses present in operating leases, excluding those tied to CPI, are straight-lined over the initial term of the lease.

Future minimum rental receipts expected from customers under noncancelable operating lease agreements in effect at December 31, 2001 are as follows (in thousands):

          Year Ending December 31,
          2002............................................. $  396,433
          2003.............................................    368,089
          2004.............................................    347,689
          2005.............................................    312,696
          2006.............................................    257,240
          Thereafter.......................................  1,158,262
                                                            ----------
             Total......................................... $2,840,409
                                                            ==========

Acquisition Commitments--As of December 31, 2001, the Company was party to various agreements relating to the acquisition of assets and businesses from third parties for an estimated aggregate purchase price of approximately $30.0 million (including $8.4 million for ALLTEL, which closed in January and February 2002, see note 13). The Company may, on a selective limited basis, pursue the acquisitions of other properties and businesses in new and existing locations, although there are no definitive material agreements with respect thereto.

Build-to-Suit Agreements--As of December 31, 2001, the Company was party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. Under the terms of the agreements, the Company is obligated to construct up to 500 towers over a five year period. The Company is in the process of renegotiating several of these agreements to reduce its overall commitment; however, there can be no assurance that it will be successful in doing so.

ATC Separation--The Company was a wholly-owned subsidiary of American Radio Systems Corporation (American Radio or ARS) until consummation of the spin-off of the Company from American Radio on June 4, 1998 (the ATC Separation). On June 4, 1998, the merger of American Radio and a subsidiary of CBS Corporation
(CBS) was consummated. As a result of the merger, all of the outstanding shares of the Company's common stock owned by American Radio were distributed or reserved for distribution to American Radio stockholders, and the Company ceased to be a subsidiary of, or to be otherwise affiliated with, American Radio. Furthermore, from that day forward the Company began operating as an independent publicly traded company.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

As part of the ATC Separation, the Company was required to reimburse CBS for certain tax liabilities incurred by American Radio as a result of the transaction. Upon completion of the final American Radio tax filings, a calculation of the total tax payments due to CBS was performed and approved by both the Company and CBS. The Company continues to be obligated through September 2002 to indemnify CBS and American Radio for certain tax matters affecting American Radio prior to the ATC Separation. As of December 31, 2001, no material matters covered under this indemnification have been brought to the Company's attention.

Litigation--The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company's consolidated financial position, the results of its operations or liquidity.

9. RELATED PARTY TRANSACTIONS

JP Morgan Chase Bank (Chase) is a lender under the Company's credit facilities and had participation percentages ranging from 1.68% to 6.67% during 2001, 2000 and 1999. Chase is an affiliate of J.P. Morgan Partners, LLC (JPMP), which indirectly controls J.P. Morgan Partners (BHCA), L.P. (JPLP) and J.P. Morgan Partners (23ASBIC), LLC (JPSBIC), stockholders of the Company. A director of the Company is an Executive Partner of JPMP. At December 31, 2001, 2000 and 1999 the aggregate principal amount outstanding under the credit facilities was approximately $1.4 billion, $1.4 billion and $90.0 million, respectively. Chase's participation in the credit facilities at December 31, 2001 was 1.68%. Chase's approximate share of interest and fees paid by the Company pursuant to its various credit arrangements was approximately $1.5 million, $3.2 million and $1.2 million in 2001, 2000 and 1999, respectively.

In March 2001, the Company purchased 78,432 shares of Class B Common Stock, par value $0.01 per share, of America Connect, Inc., a Delaware corporation, from JPSBIC, an affiliate of JPMP, for 100,000 shares of American Tower Class A common stock.

During 2001, 2000 and 1999, the Company made demand loans to several executive officers. At December 31, 2001, 2000 and 1999, amounts outstanding under the loans approximated $1.0 million, $1.0 million and $1.1 million, respectively.

In October 2001, the Company consummated the sale of 8.7% of its Mexican subsidiary, ATC Mexico Holding Corp. (ATC Mexico Holding), to J. Michael Gearon, Jr., an executive officer and director, for $8.4 million. Mr. Gearon paid $1.7 million in cash and delivered a 7% secured note due 2010 in the principal amount of $6.7 million. The note, which accrues interest and is payable quarterly, is secured by shares of our Class A common stock owned by Mr. Gearon and his interest in ATC Mexico Holding. The purchase price represented the fair market value of an 8.7% interest in ATC Mexico Holding on the date of the sale as determined with the assistance of an independent appraiser. Mr. Gearon may require the Company to purchase his interest in ATC Mexico Holding, for its then fair market value, any time after the soonest to occur of July 1, 2004, a Change in Control (as defined in a stockholder agreement) of the Company or ATC Mexico Holding, or Mr. Gearon's death or disability. The Company has the right to purchase Mr. Gearon's interest in ATC Mexico Holding for its then fair market value after the soonest to occur of July 1, 2005, Mr. Gearon's death or disability or on either a Gearon Termination Event or a Forfeiture Event (each as defined in a stockholder agreement).

During the years ended December 31, 2001, 2000 and 1999, the Company retained several wholly-owned subsidiaries of Nordblom Co. Inc. to provide various real estate services in connection with its acquisition, financing, ownership and leasing of several properties. Services rendered by those companies included advice in connection with the acquisition and arranging mortgage financing of the Company's corporate headquarters building in Boston and two other office buildings in which it has regional offices; the management of those buildings; and the leasing of certain of them. The Company paid the Nordblom companies, including Nordic

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Properties, an affiliate of Nordblom, an aggregate of $772,000, $474,000 and $142,000 in 2001, 2000 and 1999, respectively. Two brothers and the father of the Company's Chairman and Chief Executive Officer's (Mr. Dodge) wife own the controlling interest of Nordblom Co. Inc. and Nordic Properties. Mr. Dodge's wife has no interest in Nordblom Co. Inc. or Nordic Properties and Mr. Dodge was not involved in the negotiation of any of the arrangements. The Company believes that all of the arrangements with the Nordblom companies are on terms and conditions that are customary in the industry and at least as favorable to it as could be obtained from other recognized real estate management companies.

In 1999, the Company owned 33 1/3% of the outstanding equity of Kline Iron & Steel Co. (Kline). During 1999 the Company purchased approximately $7.4 million of tower steel products from Kline. In 2000, the Company purchased the remaining equity interest in Kline.

10.  RESTRUCTURING

On November 6, 2001, the Company announced a restructuring of the organization to include a reduction in the scope of its tower development activities and the centralization of certain operating functions. The reduction in tower development activities will result in a significant decrease in new tower construction in the near term and more selective criteria for evaluating tower construction and acquisitions. As a result, the Company wrote-off certain construction-in-progress to reflect the abandonment of tower sites, resulting in a non-cash charge in the fourth quarter of 2001 of approximately $62.6 million. In addition, the Company implemented an initiative to consolidate operations in each of its business segments, incurring employee separation costs associated with the termination of approximately 675 employees (primarily tower development and administrative employees) and facility closing costs associated with the shut down of approximately 20 field office locations. As a result of this initiative, the Company recorded approximately $6.6 million of restructuring charges in the fourth quarter of 2001 and expects to record approximately $3.0 million of additional restructuring charges in the first quarter of 2002.

The following table displays the balance of the accrued restructuring liability for the year ended December 31, 2001(in thousands). The accrued restructuring liability is reflected in accrued expenses in the accompanying December 31, 2001 consolidated balance sheet.

                                                                    Cash   Non-Cash  Liability as of
                                                           Total  Payments Charges  December 31, 2001
                                                          ------- -------- -------- -----------------
Restructuring costs
Construction in progress write-off....................... $62,550          $62,550
Employee separations.....................................   3,371  $2,448                $  923
Office closings (primarily real estate lease obligations)   3,253     549                 2,704
                                                          -------  ------  -------       ------
Total.................................................... $69,174  $2,997  $62,550       $3,627
                                                          =======  ======  =======       ======

11.  INCOME TAXES

The income tax benefit (provision) from continuing operations was comprised of the following for the years ended December 31, (in thousands):

                                                                                        2001      2000     1999
                                                                                      --------  --------  -------
Current:
   Foreign........................................................................... $ (3,624) $ (1,220)
Deferred:
   Federal...........................................................................  155,582    68,582  $ 1,029
   State.............................................................................   20,571     8,560      148
   Foreign...........................................................................   (4,475)                58
Less:
   Benefit from disposition of stock options recorded to additional paid-in capital..   (1,001)  (10,266)  (1,449)
   Valuation allowance...............................................................  (50,266)   (6,000)
                                                                                      --------  --------  -------
Income tax benefit (provision)....................................................... $116,787  $ 59,656  $  (214)
                                                                                      ========  ========  =======

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

A reconciliation between the U.S. statutory rate from continuing operations and the effective rate was as follows for the years ended December 31,

                                                                   2001 2000  1999
                                                                   ---- ----  ----
Statutory tax rate................................................  35%   35%   35%
State taxes, net of federal benefit...............................   5     5     5
Non-deductible intangible amortization and note conversion expense  (8)  (14)  (42)
Other (primarily including valuation allowance)................... (11)   (2)    2
                                                                   ---  ----  ----
Effective tax rate................................................  21%   24%     %
                                                                   ==== ====  ====

Income (loss) from foreign operations before income taxes and extraordinary losses approximated $15.3 million, $8.9 million and $(0.2) million in 2001, 2000 and 1999, respectively.

The components of the net deferred tax asset and related valuation allowance are as follows (in thousands):

                                                                     2001       2000
                                                                   ---------  ---------
Current assets:
   Allowances, accruals and other items not currently deductible.. $  24,136  $  15,166
                                                                   ---------  ---------
Long-term items:
   Assets:
      Basis step-up from corporate restructuring..................   108,030    120,042
      Net operating loss carryforwards............................   328,085    175,859
      Items not currently deductible and other....................    33,280        716
   Liabilities:
      Depreciation and amortization...............................  (159,906)  (150,222)
      Other.......................................................    (8,008)
                                                                   ---------  ---------
Subtotal.......................................................... $ 301,481  $ 146,395
   Less: Valuation allowance......................................   (56,266)    (6,000)
                                                                   ---------  ---------
      Net long-term deferred tax assets........................... $ 245,215  $ 140,395
                                                                   =========  =========

Basis step-up from corporate restructuring represents the tax effects of increasing the basis for tax purposes of certain of the Company's assets in conjunction with its spin-off from American Radio.

At December 31, 2001, the Company had net federal and state operating loss carryforwards available to reduce future taxable income of $816.0 million. For federal purposes, these loss carryforwards, if not utilized, expire between 2008 and 2021. For state purposes, carryforwards expire on varying dates from 2003 to 2021.

SFAS No. 109, "Accounting for Income Taxes," requires that companies record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." At December 31, 2001, the Company has provided a valuation allowance of approximately $56.3 million primarily related to state net operating loss carryforwards. The Company has not provided a valuation allowance for the remaining net deferred tax assets, primarily its federal net operating loss carryforwards, as management believes the Company will have sufficient time to realize these assets during the twenty-year carryforward period.

The ultimate realization of the net deferred tax assets depends on the Company's ability to generate sufficient taxable income in the future. Based on its current outlook of future taxable income during the carryforward period, management believes that its net deferred tax asset will be realized. If the Company is unable to generate sufficient taxable income in the future, it will be required to reduce its net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders' equity.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

12.  STOCKHOLDERS' EQUITY

Preferred Stock

As of December 31, 2001 the Company was authorized to issue up to 20.0 million shares of $.01 par value preferred stock. As of December 31, 2001 and 2000 there were no preferred shares issued or outstanding.

Common Stock

As of December 31, 2001 the Company was authorized to issue up to 500.0 million shares of its $.01 par value per share Class A common stock, 50.0 million shares of its $.01 par value per share Class B common stock and 10.0 million shares of its $.01 par value per share Class C common stock. The Class A and B common stockholders are entitled to one and ten votes per share, respectively. The Class C common stock is non-voting. In addition, holders of Class B and C common stock may exchange their shares on a one-to-one basis for shares of Class A common stock. During the years ended December 31, 2001, 2000 and 1999, holders of Class B and Class C common stock exchanged 93,236, 613,286 and 1,192,354 of their shares, respectively, for shares of Class A common stock.

The following is a summary of the Company's principal equity transactions during the years ended December 31, 2001, 2000 and 1999.

2001

In January 2001, the Company completed a public offering of 10,000,000 shares of its Class A common stock, at $36.50 per share. The Company's net proceeds of the offering (after deduction of the offering expenses) were approximately $360.8 million. The Company used the proceeds to finance acquisitions and the construction of towers, as well as for general working capital purposes.

2000

In June 2000, the Company completed a public offering of 12,500,000 shares of its Class A common stock at $41.125 per share. The Company's net proceeds of the offering (after deduction of the offering expenses) were approximately $513.9 million. The Company used the proceeds to reduce borrowings under the Amended Credit Facilities and to finance acquisitions and the construction of towers, as well as for general working capital purposes.

1999

In February 1999, the Company completed a public offering of 25,700,000 shares of Class A common stock, (including 1,700,000 shares sold by the Company pursuant to the exercise in full of the underwriters' over-allotment option) at $25.00 per share. The Company's net proceeds of the offering (after deduction of the offering expenses) were approximately $618.0 million. The Company used such proceeds, together with borrowings under its prior credit facilities, to fund acquisitions and construction activities.

In February 1999, the Company consummated the sale of 500,000 shares of Class A common at $26.31 per share. The Company's net proceeds of the offering were approximately $13.2 million. The Company used such proceeds, together with borrowings under its prior credit facilities, to fund acquisitions and construction activities.

On June 5, 1999, a Put Agreement requiring the Company to purchase 336,250 shares of Class A common stock at the current market price issued in connection with a merger expired. Accordingly, these shares were reclassified from Redeemable Class A common stock to common stock and additional paid in capital.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

Stock Issued for Acquisitions--See note 13 of the consolidated financial statements for issuances of warrants, options and common stock in connection with the Company's acquisitions.

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

The option pool under the Plan consists of an aggregate of 27,000,000 shares of common stock. In addition to the shares authorized under the Plan, options to purchase approximately 2,100,000 shares of common stock were outstanding as of December 31, 2001 outside of the Plan. Options outside the Plan are the result of the exchange of certain American Radio options that occurred pursuant to the ATC Separation and the assumption of certain options that occurred pursuant to the mergers of OmniAmerica, Inc, and American Tower Corporation (Old ATC) as described in note 13. Each unexercised option to purchase shares of American Radio, Omni America, Inc. and Old ATC common stock held by persons who became directors or employees of the Company were exchanged or converted into the Company's options. All options were exchanged or converted in a manner that preserved the spread in such options between the option exercise price and the fair market value of the common stock and the ratio of the spread to the exercise price prior to such conversion.

Option grants generally vest ratably over various periods, generally three to five years, commencing one year from the date of grant. Option grants generally expire ten years from the date of grant.

The following table summarizes the Company's option activity for the periods presented:

                                                    Weighted Average   Options
                                         Options     Exercise Price  Exercisable
                                        ----------  ---------------- -----------
Outstanding as of January 1, 1999...... 11,088,095       $13.43       1,513,639
                                        ----------
Granted................................  5,391,450        22.72
Transferred--OmniAmerica Merger-options
  outside the plan.....................    971,850        13.83
Exercised..............................   (254,480)       13.43
Cancelled..............................   (479,673)       20.72
                                        ----------
Outstanding as of December 31, 1999.... 16,717,242        16.23       4,132,562
                                        ----------
Granted................................  7,092,350        32.77
Exercised.............................. (1,583,950)       15.45
Cancelled..............................   (627,503)       27.72
                                        ----------
Outstanding as of December 31, 2000.... 21,598,139        21.35       5,781,018
                                        ----------
Granted................................  2,482,100        14.66
Exercised..............................   (217,658)       14.20
Cancelled.............................. (5,914,028)       29.72
                                        ----------
Outstanding as of December 31, 2001.... 17,948,553       $17.77       8,620,691
                                        ==========

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

The following table sets forth information regarding options outstanding at December 31, 2001:

                          Options Outstanding                                    Options Exercisable
-----------------------------------------------------------------------  ------------------------------------
Outstanding                                             Weighted Average
 Number of   Range of Exercise     Weighted Average      Remaining Life    Options       Weighted Average
  Options     Price Per Share  Exercise Price Per Share     (Years)      Exercisable Exercise Price Per Share
-----------  ----------------- ------------------------ ---------------- ----------- ------------------------
 2,326,944     $ 2.05-$ 5.98            $ 4.23                6.26        1,484,849           $ 3.25
 1,095,225       6.30-  9.09              8.57                4.99          900,442             8.58
 2,676,432      10.00- 10.00             10.00                6.01        1,602,511            10.00
 2,095,600      10.83- 17.00             13.60                7.34          819,286            13.44
 2,418,170      17.04- 21.13             20.36                7.08        1,004,142            20.61
 2,330,521      21.20- 23.75             22.94                7.11        1,169,331            23.13
 1,946,721      23.81- 23.81             23.81                7.86          789,900            23.81
   338,122      24.25- 30.38             26.50                8.28           89,265            26.00
 2,281,493      30.63- 30.63             30.63                8.72          665,500            30.63
   439,325      30.69- 48.88             37.91                8.56           95,465            37.67
==========                                                                ---------
17,948,553     $ 2.05-$48.88            $17.77                7.08        8,620,691           $15.36
==========                                                                =========

Voluntary Option Exchange--As a result of a voluntary option exchange program in the fourth quarter of 2001, the Company accepted for surrender options to purchase an aggregate of 3,471,211 shares of Class A common stock and agreed to issue options to purchase 2,314,140 shares of Class A common stock in the second quarter of 2002 with an exercise price equal to the fair market value of the Class A common stock on the date of the grant. The program, which was offered to both full and part-time employees, excluding most of the Company's executive officers, called for the grant (at least six months and one day from the surrender date) of new options exercisable for two shares of Class A common stock for every three shares of Class A common stock issuable upon exercise of a surrendered option.

ATC Teleports Stock Option Plan--During 1999, Verestar, Inc.'s (Verestar, formerly ATC Teleports, Inc.) Board of Directors approved the formation of the ATC Teleports Stock Option Plan (ATC Teleports Plan) that provides for the issuance of options to officers, employees, directors and consultants of the Company's wholly owned subsidiary, Verestar. The ATC Teleports Plan limits the number of shares of common stock which may be granted to an aggregate of 1,000,000 shares. During 2000, Verestar granted 809,400 options to purchase shares of Verestar common stock to officers, directors and employees. Such options were issued at one time with an exercise price of $7.75 per share. The exercise price per share was at fair market value based on an independent appraisal performed at the Company's request. The fair value of ATC Teleports Plan options granted during 2000 were $1.97 per share as determined by using the Black-Scholes option pricing model. Options granted vest based on the discretion of Verestar's Board of Directors and expire ten years from the date of grant. No options were granted and 340,800 options were terminated under the ATC Teleports Plan in 2001. No options under the ATC Teleports Plan were exercised in 2001 or 2000 and 150,520 options (of the 468,600 options outstanding) were exercisable as of December 31, 2001. No options were exercisable as of December 31, 2000.

Pro Forma Disclosure--As described in note 1, the Company uses APB. No. 25 to account for equity grants and awards to employees. Accordingly, there is no compensation cost related to option grants reflected in the accompanying consolidated financial statements. Had the Company used the fair value method, as prescribed in SFAS No. 123, to measure compensation for grants under all plans made in 2001, 2000 and 1999, the reported net loss and basic and diluted loss per common share would have been as follows (in thousands, except per share amounts):

                                                 2001       2000       1999
                                               ---------  ---------  --------
  Net loss.................................... $(500,634) $(245,814) $(87,221)
  Basic and diluted earnings per share........ $   (2.61) $   (1.46) $  (0.58)

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

The "fair value" of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the Company's options granted during 2001, 2000 and 1999 were $9.04, $18.19 and $13.14 per share, respectively. Key assumptions used to apply this pricing model are as follows:

                                                                  2001     2000     1999
                                                                 -------  -------  -------
Approximate risk-free interest rate (both the Company and ATC
  Teleports plans)..............................................    4.97%    5.95%     5.7%
Expected life of option grants (both the Company and ATC
  Teleports plans).............................................. 5 years  5 years  5 years
Expected volatility of underlying stock (the Company plan)......    77.9%    68.0%    72.0%
Expected volatility of underlying stock (ATC Teleports plans)...     N/A      N/A      N/A
Expected dividends (both the Company and ATC Teleports plans)...     N/A      N/A      N/A

Employee Stock Purchase Plan--During 2000, the Company established an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each offering period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period and may not purchase more than $25,000 worth of stock in a calendar year (based on market values at the beginning of each offering period). During 2001 and 2000, employees purchased 231,257 and 33,794 shares at a weighted average price per share of $11.90 and $25.61, respectively. At December 31, 2001, 4,734,949 shares remain reserved for future issuance under the plan.

13.  ACQUISITIONS

General--The acquisitions consummated during 2001, 2000 and 1999 have been accounted for under the purchase method of accounting. The purchase prices have been allocated to the net assets acquired (principally tangible and intangible assets) and the liabilities assumed based on their estimated fair values at the date of acquisition. The Company has recorded the excess of purchase price over the estimated fair value of the net assets acquired as goodwill and other intangible assets. For certain acquisitions, the consolidated financial statements reflect preliminary allocations of purchase price, as appraisals of the net assets acquired have not been finalized. The Company does not expect any changes in depreciation and amortization from the finalization of these appraisals to be material to its consolidated results of operations.

During the years ended December 31, 2001, 2000 and 1999, the Company has primarily acquired its tower assets from third parties in one of three ways:

-  the purchase of assets,

-  the purchase of a business; or

-  a capital lease.

The structure of the transaction affects the way the Company allocates purchase price within the consolidated financial statements. Specifically, in the case of an asset purchase, the Company allocates a portion of the purchase price to property and equipment for the appraised value of the tower (replacement cost), intangible assets for existing customer base and any other identifiable intangibles (if applicable). Any remaining purchase price is then recorded within intangible assets as a "network/location intangible."

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

In the case of tower assets acquired through the purchase of a business, the allocation is similar to the above except that the remaining purchase price after valuing all assets (including towers and identifiable intangibles) and liabilities is recorded, in accordance with APB No. 16 "Business Combinations," as goodwill. For tower assets acquired through capital lease, which as of December 31, 2001, represented only the ALLTEL transaction (as discussed below), the entire asset value is recorded as "assets held under capital lease" and is reflected in property and equipment in the accompanying consolidated financial statements.

Property and equipment, network/location intangibles and assets held under capital lease related to tower acquisitions are all amortized over a fifteen-year period.

2001 Acquisitions--During the year ended December 31, 2001, the Company consummated more than 30 transactions involving the acquisition of various communications sites and related businesses and satellite and fiber network access services assets for a purchase price of approximately of $ 827.2 million. This purchase price includes approximately $809.6 million in cash, the issuance of approximately 0.4 million shares of Class A common stock valued at approximately $8.5 million and the assumption of certain liabilities. Total purchase price allocated to goodwill was approximately $30.7 million. The principal transaction was as follows:

ALLTEL transaction--In December 2000, the Company entered into an agreement to acquire the rights from ALLTEL to up to 2,193 communications towers through a fifteen-year sublease agreement. Under the agreement, the Company will sublease these towers for cash consideration of up to $657.9 million. The Company has the option under the agreement to purchase the towers at the end of the fifteen-year term. The purchase price per tower will be $27,500 plus interest accrued at 3% per annum or 769 shares of the Company's Class A common stock at ALLTEL's option.

As of December 31, 2001, the Company subleased 1,748 towers and paid ALLTEL approximately $524.4 million in cash. Through February 2002, the Company closed on an additional 28 towers and paid ALLTEL approximately $8.4 million in cash. The Company will not close on the remaining 417 towers under the sublease agreement, as permitted by the agreement. The Company has accounted for the ALLTEL transaction as a capital lease.

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

AirTouch transaction--In August 1999, the Company agreed to lease on a long-term basis (99 years) up to 2,100 towers located throughout the United States from AirTouch Communications, Inc. (now part of Verizon Wireless Inc.) (AirTouch). The Company's cumulative lease payments, based on 2,100 towers, aggregate $800.0 million in cash payable in part upon each closing and the issuance of five-year warrants to purchase 3.0 million shares of Class A common stock at $22.00 per share. At various closings in 2000, the Company leased 1,801 towers, paid AirTouch approximately $686.1 million in cash and issued warrants for approximately 3.0 million shares of its Class A common stock. In 2001, the Company leased 61 towers and paid AirTouch approximately $23.3 million in cash. The Company will not close on the balance of the towers included in the initial agreement. The Company has accounted for the AirTouch transaction as a purchase of assets.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

AT&T transaction--In September 1999, the Company agreed to purchase up to 1,942 towers from AT&T. These towers are located throughout the United States and were constructed by AT&T for its microwave operations. The purchase price is $260.0 million in cash, subject to adjustment if all towers are not purchased. At various closings in 2000, the Company acquired 1,929 towers and paid AT&T $258.1 million. In 2001, the Company acquired two towers and paid AT&T approximately $0.1 million. The Company did not close on the balance of the towers included in the initial agreement.

During 2000, the Company had recorded a liability of approximately $2.0 million related primarily to contractual obligations assumed in its acquisition of towers from AT&T. For the year ended December 31, 2000, the Company had charged approximately $0.8 million against this liability. During the year ended December 31, 2001, the Company recorded charges of approximately $0.6 million against this liability and reversed the remaining $0.6 million against other intangible assets.

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

In connection with its acquisition of InterPacket, the Company recorded a liability of approximately $7.4 million related to contractual obligations assumed. During the year ended December 31, 2001, the Company recorded charges against this liability of approximately $0.8 million. In addition, as a result of finalizing its purchase price allocation, the Company reversed approximately $3.8 million related to this liability against goodwill. As of December 31, 2001, the Company has a remaining liability related to these assumed contractual obligations of approximately $2.8 million.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

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

ICG transaction--In December 1999, the Company acquired ICG Satellite Services and its subsidiary, Maritime Telecommunications Network, Inc. (collectively,
ICG), for $100.0 million in cash. The acquisition involved a major around-the-clock teleport facility in New Jersey and a global maritime telecommunications network headquartered in Miramar, Florida. ICG provides Internet, voice, data and compressed video satellite services to major cruise lines, the U.S. military, Internet-related companies and international telecommunications customers.

Unaudited Pro Forma Operating Results--The operating results of the acquisitions consummated in 2001 and 2000 have been included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred as of January 1, 2000, after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on debt incurred to fund the acquisitions. This unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made as of January 1 of each of the periods presented or results which may occur in the future.

                                                    2001          2000
                                                    ----          ----
                                                (In thousands, except per
                                                  share data-unaudited)
        Operating revenues..................... $1,157,202     $ 909,901
        Loss before extraordinary losses.......   (474,552)     (299,468)
        Net loss...............................   (474,552)     (303,806)
        Basic and diluted loss per common share      (2.48)        (1.80)

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

14.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and non-cash investing and financing activities are as follows (in thousands):

                                                                               2001     2000     1999
                                                                             -------- -------- --------
Supplemental cash flow information:
   Cash paid during the period for interest (including amounts capitalized). $243,856 $140,251 $ 22,160
   Cash paid during the period for income taxes (net of refunds)............    3,349    4,335    2,242
Non-cash investing and and financing activities:
   Issuance of common stock, options and warrants and assumption of
     options for acquisitions...............................................    8,458  227,507  448,036
   Treasury stock...........................................................             2,812    1,528
   Conversion of convertible notes (excluding note conversion expense)......   60,107  136,399
   Capital leases...........................................................   47,426   77,427    4,518
   Note receivable converted to investment..................................    7,772
   Note receivable from sale of 8.7% of Mexican subsidiary..................    6,720
   Issuance of common stock for equity investment...........................    2,464
   Decrease to estimated remaining tax liabilities to CBS Corporation.......                     12,003
   Non-cash derivative liability (net of tax benefit of $8,590).............   15,953

15.  BUSINESS SEGMENTS

The Company operates in three business segments: rental and management (RM), network development services (Services), and satellite and fiber network access services (SFNA). The RM segment provides for the leasing and subleasing of antennae sites on multi-tenant towers and other properties for a diverse range of customers in the wireless communication and broadcast and other industries. The Services segment offers a broad range of services, including network design, radio frequency engineering, site acquisition, zoning, construction, component parts, antenna and line installation, maintenance, tower monitoring and steel fabrication. The SFNA segment offers satellite and fiber network services to telecommunications companies, internet service providers, governmental organizations, broadcasters and maritime customers.

The accounting policies applied in compiling segment information below are similar to those described in note 1. In evaluating financial performance, management focuses on Operating Profit (Loss), excluding depreciation and amortization, restructuring, development and corporate general and administrative expenses. This measure of Operating Profit (Loss) is also before interest expense, interest income and other, net, loss (gain) on investments, note conversion expense, minority interest in net earnings of subsidiaries, income taxes and extraordinary losses. For reporting purposes the RM segment includes interest income-TV Azteca, net for the years ended December 31, 2001 and 2000.

The Company's reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company's reportable segments as of and for the years ended December 31, 2001, 2000 and 1999 is shown in the following table. The "Other" column below represents amounts excluded from specific segments, such as depreciation and amortization, restructuring, development and corporate and general administrative expenses, interest expense, interest income and other, net, loss (gain) on investments, note conversion expense, minority interest in net earnings of subsidiaries, income taxes and extraordinary losses. In addition, the Other column also includes corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts which have not been allocated to specific segments. All amounts shown are in thousands.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

                                       RM     Services   SFNA     Other      Total
                                   ---------- -------- -------- ---------  ----------
2001
Revenues.......................... $  444,560 $454,238 $235,393            $1,134,191
Operating profit (loss)...........    244,431   48,656    7,439 $(750,620)   (450,094)
Assets............................  4,813,374  761,347  635,326   619,676   6,829,723
Capital expenditures..............    464,258   30,735   38,782    34,383     568,158
Depreciation and amortization.....    314,214   54,852   63,233     8,072     440,371

2000
Revenues.......................... $  278,153 $311,921 $145,201            $  735,275
Operating profit (loss)...........    151,592   37,152   35,136 $(418,508)   (194,628)
Assets............................  3,861,060  723,262  640,913   435,444   5,660,679
Capital expenditures..............    483,699   19,402   25,560    12,686     541,347
Depreciation and amortization.....    211,432   41,018   27,074     3,836     283,360

1999
Revenues.......................... $  135,303 $ 90,416 $ 32,362            $  258,081
Operating profit (loss)...........     72,862   21,098    8,264 $(152,951)    (50,727)
Assets............................  1,847,847  505,018  229,260   436,741   3,018,866
Capital expenditures..............    249,659    4,588   15,835     2,588     272,670
Depreciation and amortization.....     98,011   25,991    7,264     1,273     132,539

Summarized geographical information related to the Company's operating revenues and long-lived assets as of and for the year ended December 31 is as follows (in thousands):

                                             2001       2000       1999
                                          ---------- ---------- ----------
     Operating Revenues:
        United States.................... $1,076,732 $  729,161 $  258,081
        International....................     57,459      6,114
                                          ---------- ---------- ----------
            Total operating revenues..... $1,134,191 $  735,275 $  258,081
                                          ========== ========== ==========
     Long-Lived Assets:
        United States.................... $5,535,918 $4,685,754 $2,489,870
        International....................    259,566    116,597      6,373
                                          ---------- ---------- ----------
            Total long-lived assets...... $5,795,484 $4,802,351 $2,496,243
                                          ========== ========== ==========

For the year ended December 31, 1999, one customer within the rental and management and services segments accounted for approximately 17% of the Company's consolidated operating revenues. No single customer accounted for more than 10% of consolidated operating revenues for the years ended December 31, 2001 and 2000.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

16. INFORMATION PRESENTED PURSUANT TO THE INDENTURE FOR THE 9 3/8% SENIOR NOTES (UNAUDITED)

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

                                                            Consolidated         Restricted Group(1)
                                                       ----------------------  ----------------------
                                                       Year Ended December 31, Year Ended December 31,
                                                       ----------------------  ----------------------
                                                          2001        2000        2001        2000
                                                       ----------   ---------  ----------   ---------
                                                                       (in thousands)
Statement of Operations Data:
Operating revenues.................................... $1,134,191   $ 735,275  $  898,798   $ 590,074
                                                       ----------   ---------  ----------   ---------
Operating expenses:
Operating expenses excluding depreciation and
  amortization, restructuring, development and
  corporate general and administrative expenses.......    848,042     524,074     620,088     414,009
Depreciation and amortization.........................    440,371     283,360     377,138     256,286
Restructuring expense.................................     69,174                  67,992
Development expense...................................      8,630      14,517       7,895      14,433
Corporate general and administrative expense..........     26,478      14,958      26,478      14,958
                                                       ----------   ---------  ----------   ---------
Total operating expenses..............................  1,392,695     836,909   1,099,591     699,686
                                                       ----------   ---------  ----------   ---------
Loss from operations..................................   (258,504)   (101,634)   (200,793)   (109,612)
Interest expense......................................   (282,291)   (156,839)   (271,098)   (155,006)
Interest income and other, net........................     26,742      15,556      26,125      15,199
Interest income-TV Azteca, net........................     14,377      12,679      14,377      12,679
Loss on investments...................................    (40,551)     (2,538)    (36,797)     (2,538)
Note conversion expense...............................    (26,336)    (16,968)    (26,336)    (16,968)
Minority interest in net earnings of subsidiaries.....       (318)       (202)       (318)       (202)
                                                       ----------   ---------  ----------   ---------
Loss before income taxes and extraordinary losses..... $ (566,881)  $(249,946) $ (494,840)  $(256,448)
                                                       ==========   =========  ==========   =========

                                                           December 31, 2001
                                                        -----------------------
                                                                     Restricted
                                                        Consolidated   Group
                                                        ------------ ----------
 Balance Sheet Data:
 Cash and cash equivalents.............................  $   35,958  $   33,113
 Restricted cash.......................................      94,071      94,071
 Property and equipment, net...........................   3,287,573   2,980,031
 Total assets..........................................   6,829,723   6,194,397
 Long-term obligations, including current portion......   3,561,960   3,436,324
 Net debt(2)...........................................   3,431,931   3,309,140
 Total stockholders' equity............................   2,869,196   2,869,196

--------
(1) Corporate overhead allocable to Verestar and interest expense related to intercompany borrowings to Verestar (unrestricted subsidiary) have not been excluded from results shown for the restricted group.
(2) Net debt represents long-term obligations, including current portion, less cash and cash equivalents and restricted cash.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2001 and 2000 is as follows:

                                                                    Three Months Ended
                                                  -----------------------------------------------------
                                                  March 31, June 30,   September 30, December 31,(1),(2)
                                                  --------- ---------  ------------- -------------------
                                                          (in thousands, except per share data)
2001:
Operating revenues............................... $262,468  $ 262,968    $ 296,196        $ 312,559
Loss from operations.............................  (38,804)   (47,383)     (51,358)        (120,959)
Loss before extraordinary losses.................  (71,507)  (103,940)    (124,938)        (149,709)
Net loss.........................................  (71,507)  (103,940)    (124,938)        (149,709)
Basic and diluted loss per common share amounts:
   Loss before extraordinary losses.............. $  (0.38) $   (0.54)   $   (0.65)       $   (0.77)
   Net loss...................................... $  (0.38) $   (0.54)   $   (0.65)       $   (0.77)

2000:
Operating revenues............................... $115,517  $ 167,047    $ 208,958        $ 243,753
Loss from operations.............................  (23,808)   (26,985)     (20,904)         (29,937)
Loss before extraordinary losses.................  (37,660)   (58,632)     (39,527)         (54,471)
Net loss.........................................  (41,998)   (58,632)     (39,527)         (54,471)
Basic and diluted loss per common share amounts:
   Loss before extraordinary losses.............. $  (0.24) $   (0.36)   $   (0.22)       $   (0.30)
   Net loss...................................... $  (0.27) $   (0.36)   $   (0.22)       $   (0.30)

--------
(1) During the fourth quarter of 2001, the Company recorded a restructuring charge of approximately $69.2 million.
(2) During the fourth quarter of 2000, the Company recorded a specific charge for a bad debt reserve of approximately $7.0 million.

                                 EXHIBIT INDEX

   Below are the exhibits which are included, either by being filed herewith or by incorporation by reference, as part of this Annual Report on Form 10-K. Exhibits are identified according to the number assigned to them in Item 601 of Regulation S-K. Documents that are incorporated by reference are identified by their Exhibit number as set forth in the filing from which they are incorporated by reference. With respect to documents filed under Exhibit 2, copies of schedules and exhibits have not been filed herewith, but will be furnished supplementally to the Commission upon request. The filings of the Registrant from which various exhibits are incorporated by reference into this Annual Report are indicated by parenthetical numbering which corresponds to the following key:


 (1) Registration Statement on Form S-4 (File No. 333-46001) filed on February 10, 1998;

 (2) Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-50111) filed on May 8, 1998;

 (3) Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-52481) filed on June 30, 1998;

 (4) Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 14, 1998;

 (5) Registration Statement on Form S-4 (File No. 333-70683) filed on January 15, 1999;

 (6) Annual Report on Form 10-K (File No. 001-14195) filed on March 19, 1999;

 (7) Quarterly Report Form 10-Q (File No. 001-14195) filed on August 16, 1999;

 (8) Current Report on Form 8-K (File No. 001-14195) filed on September 17, 1999;

 (9) Registration Statement on Form S-3 (File No. 333-89345) filed on October 20, 1999;

(10) Current Report on Form 8-K (File No. 001-14195) filed on January 28, 2000;

(11) Current Report on Form 8-K (File No. 001-14195) filed on February 24, 2000;

(12) Annual Report on Form 10-K (File No. 001-14195) filed on March 29, 2000;

(13) Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 13, 2000;

(14) Currently Report on Form 8-K (File No. 001-14195) filed on January 22, 2001;

(15) Annual Report on Form 10-K (File No. 001-14195) filed on April 2, 2001;

(16) Registration Statement on Form S-4 (File No. 333-59852) filed April 30, 2001;

(17) Quarterly Report on Form 10-Q (File No. 001-14195) filed August 14, 2001; and

(18) Quarterly Report on Form 10-Q (File No. 001-14195) filed November 14, 2001.

Exhibit
  No.                               Description of Document                              Exhibit File No.
-------                             -----------------------                              ----------------
  1.1   Underwriting Agreement, dated January 18, 2001, between American Tower
        Corporation and Goldman, Sachs & Co.............................................     1.1(14)

  1.2   Terms Agreement, dated January 18, 2001, between American Tower Corporation and
        Goldman, Sachs & Co.............................................................     1.2(14)

  2.1   Lease and Sublease by and among ALLTEL Communications, Inc. and the other entities named therein and American Towers, Inc. and American Tower Corporation,
        dated             , 2000........................................................     2.1(15)

  2.2   Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated
        December 19, 2000...............................................................     2.2(15)

Exhibit
  No.                                 Description of Document                               Exhibit File No.
-------                               -----------------------                               ----------------

  2.3   Build to Suit Agreement by and among ALLTEL Communications, Inc. the ALLTEL entities named therein, American Towers, Inc. and American Tower Corporation,
        dated December 19, 2000............................................................        2.3(15)

  2.4   Agreement to Sublease, dated as of August 6, 1999 by and between AirTouch
        Communications, Inc., the other parties named therein as Sublessors, ATC and
        American Tower, L.P................................................................        10.1(7)

  2.5   Purchase and Sale Agreement, dated as of September 10, 1999, by and among ATC
        and AT&T Corp., a New York corporation.............................................        10.1(8)

  3.1   Restated Certificate of Incorporation, as amended, of the Company as filed with the
        Secretary of State of the State of Delaware on June 4, 1999........................        3(i)(7)

  3.2   By-Laws, as amended as of March 15, 2001, of the Company...........................        3.2(15)

  4.1   Indenture, by and between the Company and The Bank of New York as Trustee, for the 6.25% Convertibles Notes due 2009, dated as of October 4, 1999, including form
        of 6.25% Note......................................................................         4.1(9)

  4.2   Indenture by and between the Company and The Bank of New York as Trustee, for the
        2.25% Convertibles Notes due 2009, dated as of October 4, 1999, including the form
        of 2.25% Note......................................................................         4.2(9)

  4.3   Form of 6.25% Note (included in Exhibit 4.1).......................................         4.1(9)

  4.4   Form of 2.25% Note (included in Exhibit 4.2).......................................         4.4(9)

  4.5   Indenture, by and between the Company and The Bank of New York as Trustee, for the 5.0% Convertibles Notes due 2010, dated as of February 15, 2000, including form
        of 5.0% Note.......................................................................        4.1(11)

  4.6   Form of 5.0% Note (included in Exhibit 4.5)........................................        4.2(11)

  4.7   Indenture, by and between the Company and The Bank of New York as Trustee, for the 9 3/8% Senior Notes due 2009, dated January 31, 2001, including the form of
        9 3/8% Senior Note.................................................................        4.9(15)

 10.1   American Tower Systems Corporation 1997 Stock Option Plan, dated as of
        November 5, 1997, as amended and restated on April 27, 1998........................      10.26(2)*

 10.2   Amendment to the Amended and Restated American Tower Systems Corporation
        1997 Stock Option Plan, dated March 9, 2000........................................     10.1A(12)*

 10.3   Amended and Restated American Tower Systems Corporation 1997 Stock Option
        Plan, as amended May 17, 2001......................................................      10.1(17)*

 10.4   ATC Teleports Corporation 1999 Stock Option Plan...................................     10.16(12)*

 10.5   American Tower Corporation 2000 Employee Stock Purchase Plan.......................     10.18(12)*

 10.6   Employment Agreement, dated as of January 22, 1998, by and between ATI and
        J. Michael Gearon, Jr..............................................................      10.28(1)*

 10.7   Letter of Agreement, dated as of April 13, 1998, by and between ATC and Douglas
        Wiest..............................................................................      10.22(5)*

 10.8   American Tower Systems Corporation Stock Purchase Agreement, dated as of
        January 8, 1998, by and among ATC and the Purchasers...............................       10.27(1)

 10.9   ARS-ATS Separation Agreement, dated as of June 4, 1998 by and among American
        Radio Systems Corporation, ('ARS'), ATC and CBS Corporation........................       10.30(3)

 10.10  Securities Purchase Agreement, dated as of June 4, 1998 by and among ATC, Credit
        Suisse First Boston Corporation and each of the Purchasers named therein...........       10.31(3)

Exhibit
  No.                                Description of Document                               Exhibit File No.
-------                              -----------------------                               ----------------

10.11   Registration Rights Agreement, dated June 4, 1998, by and among ATC, Credit Suisse
        First Boston Corporation and each of the Parties named therein....................         10.32(3)

10.12   Registration Rights Agreement, dated as of January 22, 1998, by and among ATC and
        each of the Parties named therein.................................................          10.3(4)

10.13   Stock Purchase Agreement, dated as of February 4, 1999, by and among ATC and
        Credit Suisse First Boston Corporation............................................         10.13(6)

10.14   Registration Rights Agreement, dated as of February 4, 1999, by and among ATC and
        Credit Suisse First Boston Corporation............................................         10.14(6)

10.15   Amended and Restated Registration Rights Agreement, dated as of February 25, 1999,
        by and among ATC and each of the Parties named herein.............................         10.1(15)

 10.16  Purchase Agreement, dated as of January 24, 2001, by and among the Company and
        the Purchasers Named therein with respect to the 9 3/8% Senior Notes..............        10.21(15)

 10.17  Registration Rights Agreement, dated January 31, 2001, by and between the Company
        and the Initial Purchasers named therein..........................................         4.10(15)

 10.18  Stock Purchase Agreement, dated as of August 11, 1999, between ATC Teleports,
        Inc., ICG Holdings, Inc. and ICG Satellite Services...............................          10.2(7)

 10.19  Amended and Restated Loan Agreement, dated as of January 6, 2000, among
        American Tower, L.P., American Towers, Inc. and ATC Teleports, Inc., as Borrowers
        and Toronto Dominion (Texas) Inc., as Administrative Agent, and the banks party
        thereto...........................................................................         10.1(10)

 10.20  First Amendment and Waiver Agreement, dated as of February 9, 2000, by and among
        American Tower L.P., American Tower Inc., and ATC Teleports, Inc., as Borrowers
        and Toronto Dominion (Texas) Inc., as Administrative Agent, and the banks party
        thereto...........................................................................         10.1(13)

 10.21  Second Amendment to Amended and Restated Loan Agreement, dated as of May 11,
        2000, by and among American Tower L.P., American Towers, Inc. and ATC
        Teleports, Inc., as Borrowers and Toronto Dominion (Texas) Inc., as Administrative
        Agent, and the banks party thereto................................................         10.2(13)

 10.22  Waiver and Third Amendment to Amended and Restated Loan Agreement, dated as of
        October 13, 2000, by and among American Tower L.P., American Towers, Inc. and
        ATC Teleports, Inc., as Borrowers and Toronto Dominion (Texas) Inc., as
        Administrative Agent, and the banks party thereto.................................         10.3(13)

 10.23  Fourth Amendment to Amended and Restated Loan Agreement, dated as of
        January 23, 2000, by and among American Tower, L.P., American Towers, Inc. and
        Verestar, Inc., as Borrowers, and Toronto Dominion (Texas) Inc., as Administrative
        Agent, and the banks party thereto................................................         10.5(16)

 10.24  Fifth Amendment and Waiver to Amended and Restated Loan Agreement, dated as of
        March 26, 2001, by and among American Tower, L.P., American Towers, Inc. and
        Verestar, Inc., as Borrowers, and Toronto Dominion (Texas) Inc., as Administrative
        Agent, and the banks party thereto................................................         10.6(16)

 10.25  Sixth Amendment to Amended and Restated Loan Agreement, dated as of October 26,
        2001, by and among American Tower, L.P., American Towers, Inc., Verestar, Inc. and
        Towersites Monitoring, Inc., as Borrowers and Toronto Dominion (Texas) Inc., as
        Administrative Agent, and the banks party thereto.................................         10.8(18)

Exhibit
  No.                                 Description of Document                               Exhibit File No.
-------                               -----------------------                               ----------------

 10.26  Notice of Incremental Facility Commitment, dated as of October 26, 2001, by and among American Towers, Inc., American Tower, L.P., Verestar, Inc., Towersites
        Monitoring, Inc. and American Tower International, Inc., as Borrowers and Toronto
        Dominion (Texas) Inc., as Administrative Agent, and the banks party thereto........     10.9(18)

 10.27  Credit Agreement, dated December 22, 2000, by and among American Tower
        Corporation de Mexico, S. de R.L. de C.V., MATC Holdings Mexico, S. de R.L. de
        C.V., MATC TV, S. de R.L. de C.V. and Toronto Dominion (Texas), Inc................     10.7(16)

 10.28  Stockholder/Optionee Agreement, dated as of October 11, 2001, by and among ATC
        Mexico Holding Corp., American Tower Corporation, American Tower International,
        Inc., J. Michael Gearon, Jr., and the Persons who from time to time execute a       Filed herewith
        counterpart of the Agreement....................................................... as Exhibit 10.28

 10.29  Noncompetition and Confidentiality Agreement, dated as of October 11, 2001, by and  Filed herewith between American Tower Corporation and J. Michael Gearon, Jr....................... as Exhibit 10.29

 10.30  Pledge Agreement, dated as of October 11, 2001, by and among J. Michael Gearon, Jr. Filed herewith and ATC Mexico Holding Corp........................................................ as Exhibit 10.30

 10.31  Secured Note, dated October 11, 2001, by and among J. Michael Gearon, Jr. and ATC   Filed herewith
        Mexico Holding Corp................................................................ as Exhibit 10.31

                                                                                            Filed herewith
 12     Statement Regarding Computation of Ratios of Earnings to Fixed Charges............. as Exhibit 12

                                                                                            Filed herewith
 21     Subsidiaries of ATC................................................................ as Exhibit 21

                                                                                            Filed herewith
 23     Independent Auditors' Consent--Deloitte & Touche LLP............................... as Exhibit 23

--------
* Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).