Form 10-Q
period 2002-03-31
AMERICAN TOWER CORP /MA/
filed 2002-05-15
CIK 1053507

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   Form 10-Q

                               -----------------

   (Mark One):

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934. For the quarterly period ended March 31, 2002.

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

                                                          Outstanding at
     Class of Common Stock                                 May 1, 2002
     ---------------------                                -------------
     Class A Common Stock...............................   185,046,365
     Class B Common Stock...............................     7,974,367
     Class C Common Stock...............................     2,267,813
                                                           -----------
        Total ..........................................   195,288,545
                                                           ===========

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          AMERICAN TOWER CORPORATION

                                     INDEX


                                                                                              Page No.
                                                                                              --------

        PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001.....     1

        Condensed Consolidated Statements of Operations for the three months ended March 31,
        2002 and 2001........................................................................     2

        Condensed Consolidated Statements of Cash Flows for the three months ended March 31,
        2002 and 2001........................................................................     3

        Notes to Condensed Consolidated Financial Statements.................................     4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    12

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........................    29

        PART II.  OTHER INFORMATION

Item 1. Legal Proceedings....................................................................    30

Item 6. Exhibits and Reports on Form 8-K.....................................................    30

Signatures...................................................................................    31

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS--Unaudited
                       (In Thousands, Except Share Data)


                                                                                                   March 31,   December 31,
                                                                                                     2002          2001
                                                                                                   ----------  ------------
ASSETS
Current Assets:
 Cash and cash equivalents........................................................................ $   29,564   $   35,958
 Restricted cash..................................................................................     47,499       94,071
 Accounts receivable, net of allowance for doubtful accounts of $28,510 and $23,804, respectively.    154,517      182,612
 Prepaid and other current assets.................................................................     83,467       89,645
 Inventories......................................................................................     48,802       49,332
 Cost and earnings in excess of billings on uncompleted contracts and unbilled receivables........     36,602       46,453
 Deferred income taxes............................................................................     24,136       24,136

                                                                                                   ----------   ----------
   Total current assets...........................................................................    424,587      522,207

                                                                                                   ----------   ----------
Property and equipment, net.......................................................................  3,280,521    3,287,573
Goodwill and other intangible assets, net.........................................................  2,478,514    2,507,911
Deferred income taxes.............................................................................    273,759      245,215
Deposits and other long-term assets...............................................................    122,852      110,598
Notes receivable..................................................................................    110,223      120,554
Investments.......................................................................................     43,021       35,665

                                                                                                   ----------   ----------
   Total.......................................................................................... $6,733,477   $6,829,723

                                                                                                   ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term obligations......................................................... $   26,462   $   12,585
 Accounts payable and accrued expenses............................................................    170,233      174,921
 Billings in excess of costs on uncompleted contracts and unearned revenue........................     44,718       56,098
 Accrued interest.................................................................................     38,039       59,492
 Accrued tower construction costs.................................................................     14,493       39,618

                                                                                                   ----------   ----------
   Total current liabilities......................................................................    293,945      342,714

                                                                                                   ----------   ----------
Long-term obligations.............................................................................  3,583,232    3,549,375
Other long-term liabilities.......................................................................     41,135       54,501

                                                                                                   ----------   ----------
   Total liabilities..............................................................................  3,918,312    3,946,590

                                                                                                   ----------   ----------
Minority interest in subsidiaries.................................................................     14,087       13,937

                                                                                                   ----------   ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding...
Class A Common Stock; $0.01 par value; 500,000,000 shares authorized; 185,163,631 and 185,162,631
 shares issued; 185,019,034 and 185,018,034 shares outstanding, respectively......................      1,851        1,851
Class B Common Stock; $0.01 par value; 50,000,000 shares authorized; 8,001,769 shares issued and
 outstanding......................................................................................         80           80
Class C Common Stock; $0.01 par value; 10,000,000 shares authorized; 2,267,813 shares issued and
 outstanding......................................................................................         23           23
Additional paid-in capital........................................................................  3,639,510    3,639,510
Accumulated deficit...............................................................................   (816,922)    (745,151)
Accumulated other comprehensive loss..............................................................    (12,404)     (16,057)
Note receivable...................................................................................     (6,720)      (6,720)
Treasury stock (144,597 shares at cost)...........................................................     (4,340)      (4,340)

                                                                                                   ----------   ----------
 Total stockholders' equity.......................................................................  2,801,078    2,869,196

                                                                                                   ----------   ----------
   Total.......................................................................................... $6,733,477   $6,829,723

                                                                                                   ==========   ==========

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS--Unaudited
                     (In Thousands, Except Per Share Data)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                         -------------------
                                                                                           2002       2001
                                                                                         ---------  --------
REVENUES:
   Rental and management................................................................ $ 130,322  $ 91,211
   Network development services.........................................................    82,137   106,514
   Satellite and fiber network access services..........................................    57,888    64,743

                                                                                         ---------  --------
          Total operating revenues......................................................   270,347   262,468

                                                                                         ---------  --------
OPERATING EXPENSES:
Operating expenses excluding depreciation and amortization, corporate general and administrative, restructuring and development expenses and net gain on sale of assets:
   Rental and management................................................................    58,746    45,590
   Network development services.........................................................    75,969    96,498
   Satellite and fiber network access services..........................................    57,468    56,313
   Depreciation and amortization........................................................    93,136    94,999
   Corporate general and administrative expense.........................................     6,829     5,127
   Restructuring expense................................................................     3,765
   Development expense..................................................................     2,449     2,745
   Net gain on sale of assets...........................................................    (3,706)

                                                                                         ---------  --------
          Total operating expenses......................................................   294,656   301,272

                                                                                         ---------  --------
LOSS FROM OPERATIONS....................................................................   (24,309)  (38,804)

                                                                                         ---------  --------
OTHER INCOME (EXPENSE):
   Interest income, TV Azteca, net of interest expense of $373 and $292, respectively...     3,429     3,538
   Interest income......................................................................     1,084    12,635
   Interest expense.....................................................................   (67,558)  (66,679)
   Loss on term loan cancellation.......................................................    (7,231)
   Loss on investments and other expense................................................    (5,893)   (4,228)
   Minority interest in net earnings of subsidiaries....................................      (243)      (58)

                                                                                         ---------  --------
          Total other expense...........................................................   (76,412)  (54,792)

                                                                                         ---------  --------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY LOSS.........................................  (100,721)  (93,596)
INCOME TAX BENEFIT......................................................................    30,015    22,089

                                                                                         ---------  --------
LOSS BEFORE EXTRAORDINARY LOSS..........................................................   (70,706)  (71,507)
EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT,
  NET OF INCOME TAX BENEFIT OF $573.....................................................    (1,065)

                                                                                         ---------  --------
NET LOSS................................................................................ $ (71,771) $(71,507)

                                                                                         =========  ========
BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS
   Loss before extraordinary loss....................................................... $   (0.36) $  (0.38)
   Extraordinary loss...................................................................     (0.01)

                                                                                         ---------  --------
NET LOSS................................................................................ $   (0.37) $  (0.38)

                                                                                         =========  ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..............................................   195,288   187,179

                                                                                         =========  ========

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--Unaudited
                                (In Thousands)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                  --------------------
                                                                                    2002       2001
                                                                                  --------  ----------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
   Net loss...................................................................... $(71,771) $  (71,507)
   Non-cash items reflected in statements of operations and other................   85,655      81,613
   Decrease (increase) in assets.................................................   23,182     (45,479)
   (Decrease) increase in liabilities............................................  (45,069)     11,202
                                                                                  --------  ----------
Cash used for operating activities...............................................   (8,003)    (24,171)
                                                                                  --------  ----------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
   Payments for purchase of property and equipment and construction activities...  (83,251)   (148,704)
   Payments for acquisitions, net of cash acquired...............................  (15,514)   (100,004)
   Proceeds from sale of assets..................................................   17,568
   Deposits, investments and other long-term assets..............................   (9,652)   (153,969)
                                                                                  --------  ----------
Cash used for investing activities...............................................  (90,849)   (402,677)
                                                                                  --------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities............................................  145,000     165,000
   Proceeds from senior notes offering...........................................            1,000,000
   Repayment of credit facilities and other long-term obligations................  (99,114)    (74,839)
   Net proceeds from equity offerings and stock options..........................              363,309
   Deferred financing costs, restricted cash and other...........................   46,572    (116,724)
                                                                                  --------  ----------
Cash provided by financing activities............................................   92,458   1,336,746
                                                                                  --------  ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.............................   (6,394)    909,898
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................   35,958      82,038
                                                                                  --------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD......................................... $ 29,564  $  991,936
                                                                                  ========  ==========
CASH PAID FOR INCOME TAXES....................................................... $    744  $      212
                                                                                  ========  ==========
CASH PAID FOR INTEREST........................................................... $ 88,529  $   56,635
                                                                                  ========  ==========
NON-CASH TRANSACTIONS:
   Change in fair value of cash flow hedges (net of tax)......................... $  4,117  $   15,999
   Capital leases................................................................      435       2,296
   Note receivable converted to investment.......................................    9,300
   Issuance of common stock, warrants and options for acquisitions...............                1,239
   Issuance of common stock for equity investment................................                3,788

           See notes to condensed consolidated financial statements.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited

1.  Basis of Presentation and Accounting Policies

   The accompanying condensed consolidated financial statements have been prepared by American Tower Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's 2001 Annual Report on Form 10-K.

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

   Loss Per Common Share--Basic and diluted loss per common share has been computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2002 and 2001, potential common shares, including options, warrants and shares issuable upon conversion of the Company's convertible notes have been excluded from the computation of diluted loss per common share, as the effect is anti-dilutive. Potential common shares excluded from the calculation of loss per share were approximately 46.7 million and 52.4 million for the three months ended March 31, 2002 and 2001, respectively.

   Recent Accounting Pronouncements--On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142 "Goodwill and Other Intangible Assets.'' SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets," and requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are deemed to have a definite life will continue to be amortized over their useful lives. The adoption of this statement reduced the Company's amortization expense and net loss by approximately $24.0 million or $0.12 per share for the three months ended March 31, 2002 and is expected to reduce annual amortization expense by approximately $96.0 million.

   Prior to the adoption of SFAS No. 142, the Company had approximately $1.1 billion of net goodwill that was amortized on a straight-line basis over a fifteen-year period. Had the Company accounted for goodwill and acquired workforce intangibles in accordance with SFAS No. 142 in 2001, net loss and loss per share for the three months ended March 31, 2002 and 2001 would have been as follows (in thousands):

                                                                      2002      2001
                                                                    --------  --------
Reported net loss before extraordinary loss........................ $(70,706) $(71,507)
Add back: Goodwill amortization and acquired workforce amortization             22,530
                                                                    --------  --------
Adjusted net loss before extraordinary loss........................  (70,706)  (48,977)
Extraordinary loss.................................................   (1,065)
                                                                    --------  --------
Adjusted net loss.................................................. $(71,771) $(48,977)
                                                                    ========  ========

Basic and diluted loss per share amounts:
Reported net loss before extraordinary loss........................ $  (0.36) $  (0.38)
Add back: Goodwill amortization and acquired workforce amortization               0.12
                                                                    --------  --------
Adjusted net loss before extraordinary loss........................    (0.36)    (0.26)
Extraordinary loss.................................................    (0.01)
                                                                    --------  --------
Adjusted net loss.................................................. $  (0.37) $  (0.26)
                                                                    ========  ========

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

   The Company is in the process of assessing the transitional impairment test and the related valuation of goodwill under SFAS No. 142 for the Company as a whole. However, upon completion of the transitional impairment test, the Company believes it will record a non-cash impairment charge in its statement of operations related to goodwill within its satellite and fiber network access services (SFNA) segment and its Services segment. Although the amount of the charges has not been determined, net goodwill related to the SFNA segment and the Services segment as of March 31, 2002 was approximately $188.0 million and $400.3 million, respectively. These charges will be reflected as a cumulative effect of a change in accounting principle in the Company's 2002 statement of operations.

   The changes in the net carrying amounts of goodwill by segment for the three months ended March 31, 2002 are as follows (in thousands):

                                                                  RM    Services   SFNA     Total
                                                               -------- -------- -------- ----------
Balance as of January 1, 2002................................. $574,777 $394,264 $185,433 $1,154,474
Goodwill acquired.............................................    1,763                        1,763
Reclassification of acquired workforce intangibles to goodwill             6,081    2,607      8,688
                                                               -------- -------- -------- ----------
Balance as of March 31, 2002.................................. $576,540 $400,345 $188,040 $1,164,925
                                                               ======== ======== ======== ==========

   Summarized information about the Company's acquired intangible assets subject to amortization is as follows (in thousands):


                                                         As of March 31, 2002 As of December 31, 2001
                                                         -------------------- -----------------------
Amortized intangible assets:
 Acquired customer base and network location intangibles      $1,434,659            $1,425,183
 Deferred financing costs...............................          94,724               104,957
 Acquired licenses and other intangibles................          65,327                65,131
 Acquired workforce.....................................                                13,056
                                                              ----------            ----------
 Less accumulated amortization..........................        (281,121)             (254,890)
                                                              ----------            ----------
Amortized intangible assets, net........................      $1,313,589            $1,353,437
                                                              ==========            ==========

   The Company amortizes its intangible assets over periods ranging from two to fifteen years. Amortization of intangible assets for the three months ended March 31, 2002 was approximately $29.8 million. The Company expects to record estimated amortization expense of $112.2 million on its intangible assets for the twelve months ended December 31, 2002 and estimated amortization expense of $108.4 million, $102.3 million, $100.6 million, $99.4 million and $97.1 million for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

   In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets and the related asset retirement costs. The requirements of SFAS No. 143 are effective for the Company as of January 1, 2003. The Company is currently evaluating the impact, if any, that this statement may have on its consolidated financial position or results of operations.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

   Reclassifications--Certain reclassifications have been made to the 2001 condensed consolidated financial statements and related notes to conform to the 2002 presentation.

2.  Income Taxes

   The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

3.  Gain on Sale of Assets

   The Company sold 265 towers in the three months ended March 31, 2002 for proceeds of approximately $17.6 million and recognized a net gain on the sale of these assets of approximately $3.7 million.

4.  Inventories

   Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) basis. The components of inventories are as follows (in thousands):

                                            March 31, December 31,
                                              2002        2001
                                            --------- ------------
              Raw materials................  $32,437    $37,387
              Finished goods...............   15,172     11,300
              Work in process..............    1,193        645

                                             -------    -------
                 Total.....................  $48,802    $49,332

                                             =======    =======

5.  Derivative Financial Instruments

   On January 1, 2001, the Company adopted the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments. Specifically, it requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair market value of a derivative (that is unrealized gains or losses) is recorded as a component of an entity's net income or other comprehensive income, depending upon designation (as defined in the statement). The cumulative effect of adopting this statement resulted in a charge to other comprehensive loss of $7.9 million, net of tax, for the quarter ended March 31, 2001.

   The Company is exposed to interest rate risk relating to variable interest rates on its credit facilities. As part of its overall strategy to manage the level of exposure to the risk of interest rate fluctuations, the Company uses interest rate swaps, caps and collars, which qualify and are designated as cash flow hedges. In 2001, the Company also used swaptions to manage interest rate risk, which were not designated as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of other comprehensive loss and subsequently reclassified into the statement of operations when the hedged transaction affects operations. The ineffective portion of the gain or loss on the derivative instrument is immediately recognized in the statement of operations. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the statement of operations in the period of change.

   During the three months ended March 31, 2002, the Company recorded an unrealized loss of approximately $1.4 million (net of a tax provision of approximately $0.7 million) in other comprehensive loss for the change in fair value of cash flow hedges and reclassified $5.5 million (net of a tax benefit of $2.9 million) into results of

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES operations. During the three months ended March 31, 2001, the Company recorded an unrealized loss in other comprehensive loss, excluding the charge for the cumulative effect of adopting this statement, of approximately $8.0 million (net of a tax benefit of $4.3 million) and reclassified $0.1 million into results of operations. Hedge ineffectiveness resulted in a gain of approximately $0.5 million for the three months ended March 31, 2002 and 2001 which is recorded in "loss on investments and other expense" in the accompanying statements of operations. The Company records the changes in fair value of its derivative instruments that are not accounted for as hedges in "loss on investments and other expense." At March 31, 2002 and December 31, 2001, the fair value of the Company's derivative instruments represented a liability of approximately $20.9 million and $35.2 million, respectively, and is included in "other long-term liabilities" in the accompanying consolidated balance sheets. The Company estimates that approximately $18.3 million of derivative losses (net of tax benefit) included in other comprehensive loss will be reclassified into the statement of operations within the next twelve months.

6.  Acquisitions

   General--The acquisitions consummated during the three month period ended March 31, 2002 have been accounted for by the purchase method of accounting. The purchase prices have been allocated to the net assets acquired, principally intangible and tangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill and other intangible assets. For certain acquisitions, the condensed consolidated financial statements reflect the preliminary allocation of purchase prices, as the appraisals of assets acquired have not been finalized. The Company does not expect any changes in depreciation and amortization as a result of such appraisals to be material to the Company's consolidated results of operations.

   During the three month period ended March 31, 2002, the Company acquired various communication sites for an aggregate preliminary purchase price of approximately $16.8 million. This includes amounts paid by the Company in connection with our agreement with ALLTEL. The following summarizes the ALLTEL transaction to date.

   ALLTEL transaction--In December 2000, the Company entered into an agreement to acquire the rights from ALLTEL to up to 2,193 communications towers through a fifteen-year sublease agreement. Under the agreement, the Company subleased these towers for cash consideration of up to $657.9 million. The Company also has the option to purchase the towers at the end of the fifteen-year term. The purchase price per tower will be $27,500 plus interest accrued at 3% per annum or 769 shares of the Company's Class A common stock, at ALLTEL's option.

   During the three months ended March 31, 2002, the Company subleased 28 towers and paid ALLTEL $8.4 million, bringing the total towers closed under the agreement to 1,773 and total cash paid to ALLTEL of $532.2 million. The Company will not close on the remaining 417 towers under the sublease agreement, as permitted by the agreement. The Company has accounted for the ALLTEL transaction as a capital lease.

   The unaudited pro forma results of operations for the three months ended March 31, 2002 and 2001 are not presented for comparative purposes due to the insignificant impact of the 2002 acquisitions (as described above) on the Company's consolidated results of operations.

   As of December 31, 2001, the Company had a liability of approximately $2.8 million related to contractual obligations assumed as a result of its acquisition of InterPacket Networks in 2000. During the three months ended March 31, 2002, the Company recorded charges against this liability of approximately $0.1 million. As of March 31, 2002, the Company has a remaining liability related to these assumed obligations of $2.7 million.

   The Company may, on a selective, limited basis, pursue the acquisition of other properties and businesses in new and existing locations, although we have not entered into any definitive material agreements with respect to such acquisitions.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

7.  Business Segments

   The Company operates in three business segments: rental and management (RM), network development services (Services), and satellite and fiber network access services (SFNA). The RM segment provides for the leasing and subleasing of antennae sites on multi-tenant towers and other properties to a diverse range of customers primarily in the wireless communication and broadcast and other industries. The Services segment offers a broad range of services, including network design, radio frequency engineering, site acquisition, zoning, construction, component parts, antenna and line installation, maintenance, tower monitoring and steel fabrication. The SFNA segment offers satellite and fiber network services to telecommunications companies, internet service providers, governmental organizations, broadcasters and maritime customers.

   The accounting policies applied in compiling segment information below are similar to those described in the Company's 2001 Annual Report on Form 10-K. In evaluating financial performance, management focuses on Operating Profit
(Loss), excluding depreciation and amortization, corporate general and administrative, restructuring, and development expenses and net gain on sale of assets. This measure of Operating Profit (Loss) is also before interest income, interest expense, loss on term loan cancellation, loss on investments and other expense, minority interest in net earnings of subsidiaries, income taxes and extraordinary loss. For reporting purposes, the RM segment includes interest income, TV Azteca, net.

   The Company's reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company's reportable segments as of and for the three months ended March 31, 2002 and 2001 is shown in the following table. The "Other" column below represents amounts excluded from specific segments, such as depreciation and amortization, corporate general and administrative, restructuring and development expenses, net gain on sale of assets, interest income, interest expense, loss on term loan cancellation, loss on investments and other expense, minority interest in net earnings of subsidiaries, income taxes and extraordinary loss. In addition, the Other column also includes corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts that have not been allocated to specific segments. All amounts shown are in thousands.

Three Months Ended March 31,     RM     Services   SFNA     Other       Total
---------------------------- ---------- -------- -------- ----------  ----------
 2002
  Revenues.................. $  130,322 $ 82,137 $ 57,888             $  270,347
  Operating profit (Loss)...     75,005    6,168      420 $ (153,364)    (71,771)
  Assets....................  4,811,581  735,045  628,705    558,146   6,733,477
 2001
  Revenues.................. $   91,211 $106,514 $ 64,743             $  262,468
  Operating profit (Loss)...     49,159   10,016    8,430 $ (139,112)    (71,507)
  Assets....................  4,057,416  741,685  649,110  1,628,603   7,076,814

8.  Financing Transactions

   Credit Facilities--In January 2002, the Company terminated the $250.0 million multi-draw term loan C component of its credit facility, none of which had been drawn. As a result of this termination, in the first quarter of 2002, the Company recorded a non-cash charge of approximately $7.2 million related to the write-off of certain deferred financing fees associated with this facility. Such loss is included in "loss on term loan cancellation" in the accompanying 2002 consolidated statement of operations.

   In February 2002, the Company repaid the $95.0 million outstanding under its Mexican Credit Facility with borrowings under its credit facility. As a result of such repayment, the Company recognized an extraordinary loss on extinguishment of debt in the first quarter of 2002 of approximately $1.1 million (net of an income tax benefit of $0.6 million).

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

9. Information Presented Pursuant to the Indenture for the Senior Notes

   The following table sets forth information that is presented solely to address certain reporting requirements contained in the indenture for the Senior Notes. This information presents certain financial data of the Company on a consolidated basis and on a restricted group basis, as defined in the indenture governing the Senior Notes. All of the Company's subsidiaries are part of the restricted group, except its wholly owned subsidiary, Verestar, and Verestar's subsidiaries, whose operations constitute all of our satellite and fiber network access services business segment. This restricted group data is not intended to represent an alternative measure of operating results, financial position or cash flow from operations, as determined in accordance with generally accepted accounting principles.

                                                                                     Three Months Ended
                                                                                       March 31, 2002
                                                                                  -----------------------
                                                                                               Restricted
                                                                                  Consolidated Group (1)
                                                                                  ------------ ----------
Statement of Operations Data (in thousands):
Operating revenues...............................................................  $  270,347  $  212,459
                                                                                   ----------  ----------
Operating expenses:
Operating expenses excluding depreciation and amortization, corporate general and administrative, restructuring and development expenses and net gain on sale of
  assets.........................................................................     192,183     134,715
Depreciation and amortization....................................................      93,136      81,185
Corporate general and administrative expense.....................................       6,829       6,829
Restructuring expense............................................................       3,765       3,215
Development expense..............................................................       2,449       2,449
Net gain on sale of assets.......................................................      (3,706)     (3,706)
                                                                                   ----------  ----------
   Total operating expenses......................................................     294,656     224,687
                                                                                   ----------  ----------
Loss from operations.............................................................     (24,309)    (12,228)
Interest income, TV Azteca, net..................................................       3,429       3,429
Interest income..................................................................       1,084       1,044
Interest expense.................................................................     (67,558)    (64,921)
Loss on term loan cancellation...................................................      (7,231)     (7,231)
Loss on investments and other expense............................................      (5,893)     (1,558)
Minority interest in net earnings of subsidiaries................................        (243)       (243)
                                                                                   ----------  ----------
Loss before income taxes and extraordinary loss..................................  $ (100,721) $  (81,708)
                                                                                   ==========  ==========

                                                                                       March 31, 2002
                                                                                  -----------------------
                                                                                               Restricted
                                                                                  Consolidated   Group
                                                                                  ------------ ----------
Balance Sheet Data (in thousands):
Cash and cash equivalents........................................................  $   29,564  $   24,206
Restricted cash..................................................................      47,499      47,499
Property and equipment, net......................................................   3,280,521   2,974,730
Total assets.....................................................................   6,733,477   6,104,772
Long-term obligations, including current portion.................................   3,609,694   3,485,560
Net debt(2)......................................................................   3,532,631   3,413,855
Total stockholders' equity.......................................................   2,801,078   2,801,078

--------
(1)Corporate overhead allocable to Verestar and interest expense related to intercompany borrowings by Verestar (unrestricted subsidiary) have not been excluded from results shown for the restricted group.
(2)Net debt represents long-term obligations, including current portion, less cash and cash equivalents and restricted cash.

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES

10.  Comprehensive Loss

   Other comprehensive loss consists primarily of foreign currency translation adjustments, derivative instruments accounted for as cash flow hedges, and the impact of the Company's adoption of SFAS No. 133 discussed in note 5. The components of the Company's comprehensive loss are as follows (in thousands):

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                       ------------------
                                                                                         2002      2001
                                                                                       --------  --------
Net loss.............................................................................. $(71,771) $(71,507)
Other comprehensive loss, net of tax:
   Foreign currency translation adjustments...........................................     (464)
Derivative instruments:
   Net change in fair value of cash flow hedges.......................................   (1,357)   (8,032)
   Amounts reclassified into results of operations....................................    5,474      (115)
                                                                                       --------  --------
Comprehensive loss before cumulative effect adjustment................................  (68,118)  (79,654)
Cumulative effect adjustment recorded upon the adoption of SFAS No. 133 (net of income
tax benefit of $4,227)................................................................             (7,852)

                                                                                       --------  --------
Comprehensive loss.................................................................... $(68,118) $(87,506)

                                                                                       ========  ========

11.   Commitments and Contingencies

   Litigation--The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending which would, in the event of an adverse outcome, have a material impact on the Company's consolidated financial position, the results of its operations or liquidity.

   ATC Separation--The Company was a wholly-owned subsidiary of American Radio Systems Corporation (American Radio) until consummation of the spin-off of the Company from American Radio on June 4, 1998 (the ATC Separation). On June 4, 1998, the merger of American Radio and a subsidiary of CBS Corporation (CBS) was consummated. As a result of the merger, all of the outstanding shares of the Company's common stock owned by American Radio were distributed or reserved for distribution to American Radio stockholders, and the Company ceased to be a subsidiary of, or to be otherwise affiliated with, American Radio. Furthermore, from that day forward the Company began operating as an independent publicly traded company.

   As part of the ATC Separation, the Company was required to reimburse CBS for certain tax liabilities incurred by American Radio as a result of the transaction. Upon completion of the final American Radio tax filings, a calculation of the total tax payments due to CBS was performed and approved by both the Company and CBS. The Company continues to be obligated to indemnify CBS and American Radio for certain tax matters affecting American Radio prior to the ATC Separation. As of March 31, 2002, no material matters covered under this indemnification have been brought to the Company's attention.

   Tower Acquisitions--As of March 31, 2002, the Company is party to agreements relating to the acquisition of assets for a purchase price of approximately $13.8 million.

12.  Restructuring

   In November 2001, the Company announced a restructuring of its organization to include a reduction in the scope of its tower development and acquisition activities and the centralization of certain operating and administrative functions. As of December 31, 2001, the Company had a remaining liability of $3.6 million related to these restructuring initiatives announced and implemented in the fourth quarter of 2001. During the

                  AMERICAN TOWER CORPORATION AND SUBSIDIARIES first quarter of 2002, the Company committed to and implemented additional restructuring initiatives related to the consolidation of operations. As a result, the Company incurred employee separation costs associated with the termination of approximately 185 employees (primarily development and adminstration) and facility closing costs associated with the shut-down of five office locations. As a result of these initiatives, the Company recorded approximately $3.8 million of cash restructuring charges during the three months ended March 31, 2002.

   The following table displays activity related to the accrued restructuring liability. Such liability is reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of March 31, 2002 (in thousands):

                                                                                                  Liability
                                                                                                    as of
                                                           Liability as of Restructuring   Cash   March 31,
                                                           January 1, 2002    Expense    Payments   2002
                                                           --------------- ------------- -------- ---------
Restructuring costs
 Employee separations.....................................     $  923         $2,049     $(1,697)  $1,275
 Office closings (primarily real estate lease obligations)      2,704          1,716      (2,047)   2,373
                                                               ------         ------     -------   ------
   Total..................................................     $3,627         $3,765     $(3,744)  $3,648
                                                               ======         ======     =======   ======

   There were no material changes in estimates related to the accrued restructuring liability during the quarter ended March 31, 2002.

13.  Subsequent Events

   Restructuring--In the second quarter of 2002, the Company announced and began implementing additional cost reduction initiatives aimed at reducing infrastructure costs, consolidating transponder space and renegotiating certain transponder agreements. These initiatives are expected to continue throughout the second and third quarters of 2002. As a result, the Company expects to incur additional restructuring charges of approximately $12.0 million to $15.0 million over this period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Quarterly Report on Form 10-Q contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as "project," "believe," "anticipate," "expect," "estimate," "intend," "should," "would," "could" or "may," or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth below under the caption "Factors That May Affect Future Results." Forward-looking statements represent management's current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

   The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, as well as our 2001 Form 10-K, including the information set forth under the heading "Critical Accounting Policies."

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

   . Satellite and fiber network access services. Our Verestar subsidiary is a leading provider of integrated satellite and fiber network access services based upon the number of teleport antennae and facilities. We provide these services to telecommunications companies, Internet service providers, broadcasters, maritime customers and governmental regulators.

Results of Operations

   As of March 31, 2002, the Company owned and/or operated approximately 14,400 communications sites, as compared to approximately 11,400 communications sites as of March 31, 2001. The acquisitions consummated in 2001 have significantly affected operations for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. See the notes to the condensed consolidated financial statements and the Company's 2001 Annual Report on Form 10-K for a description of the acquisitions consummated in 2001.

Three Months Ended March 31, 2002 and 2001 (dollars in thousands)

                                                                      Three Months Ended    Amount
                                                                           March 31,          of     Percentage
                                                                      ------------------   Increase   Increase
                                                                        2002      2001    (Decrease) (Decrease)
                                                                      --------  --------  ---------- ----------
Revenues:
Rental and management................................................ $130,322  $ 91,211   $ 39,111      43%
Network development services.........................................   82,137   106,514    (24,377)    (23)
Satellite and fiber network access services..........................   57,888    64,743     (6,855)    (11)
                                                                      --------  --------   --------
Total revenues.......................................................  270,347   262,468      7,879       3
                                                                      --------  --------   --------
Operating Expenses:
Rental and management................................................   58,746    45,590     13,156      29
Network development services.........................................   75,969    96,498    (20,529)    (21)
Satellite and fiber network access services..........................   57,468    56,313      1,155       2
                                                                      --------  --------   --------
Total operating expenses excluding depreciation and amortization, corporate general and administrative, restructuring and development
 expenses and net gain on sale of assets.............................  192,183   198,401     (6,218)     (3)
                                                                      --------  --------   --------
Depreciation and amortization........................................   93,136    94,999     (1,863)     (2)
Corporate general and administrative expense.........................    6,829     5,127      1,702      33
Restructuring expense................................................    3,765                3,765     N/A
Development expense..................................................    2,449     2,745       (296)    (11)
Net gain on sale of assets...........................................    3,706                3,706     N/A
Interest income, TV Azteca, net of $373 and $292 of interest expense,
 respectively........................................................    3,429     3,538       (109)     (3)
Interest income......................................................    1,084    12,635    (11,551)    (91)
Interest expense.....................................................   67,558    66,679        879       1
Loss on term loan cancellation.......................................    7,231                7,231     N/A
Loss on investments and other expense................................    5,893     4,228      1,665      39
Minority interest in net earnings of subsidiaries....................      243        58        185     319
Income tax benefit...................................................   30,015    22,089      7,926      36
Extraordinary loss on extinguishment of debt, net....................    1,065                1,065     N/A
                                                                      --------  --------   --------
Net loss............................................................. $(71,771) $(71,507)  $    264
                                                                      ========  ========   ========

  Rental and Management Revenue

   Rental and management revenue for the three months ended March 31, 2002 was $130.3 million, an increase of $39.1 million from the three months ended March 31, 2001. The increase resulted primarily from two factors: the leasing activity on towers acquired and constructed subsequent to January 1, 2001 and increased same tower revenue on towers that existed as of January 1, 2001. Our acquisition, construction and leasing activity since January 1, 2001 has significantly increased revenue and the scope, depth and strength of our national and international tower portfolio, providing us with a much larger base of tower revenue in the first quarter 2002 as compared to the first quarter 2001. Specifically, from the period January 1, 2001 to March 31, 2002, we acquired approximately 2,400 towers and constructed more than 1,400 towers. Additionally, during that same period, we added approximately 4,500 broadband equivalent tenants to both newly acquired/constructed and existing towers. This leasing activity resulted in a 20% increase in same tower revenue for towers that existed as of January 1, 2001 and contributed to revenue growth on our newly acquired/constructed towers.

   We continue to believe that our leasing revenues, which comprise our core business, are likely to grow at a more rapid rate than revenues from other segments of our business because of increasing utilization of existing tower capacity, recent acquisitions and build-to-suit and other construction activities. In addition, we also believe that the majority of our leasing activity will continue to come from broadband-type customers.

  Network Development Services Revenue

   Network development services revenue for the three months ended March 31, 2002 was $82.1 million, a decrease of $24.4 million from the three months ended March 31, 2001. The decrease in revenues during the three months ended March 31, 2002 resulted primarily from decreases in revenue related to construction management, installation, tower maintenance services and RF engineering services as a result of the downturn in the telecommunications industry.

Satellite and Fiber Network Access Services Revenue

   Satellite and fiber network access services revenue for the three months ended March 31, 2002 was $57.9 million, a decrease of $6.9 million from the three months ended March 31, 2001. The decrease in revenue was primarily due to the loss of many second and third tier telecom customers, partially offset by incremental revenues from government, broadcast and other first tier customers. We expect some continued churn of certain second and third tier telecom customers throughout 2002 as we shift our revenue base to higher quality customers.

Rental and Management Expense

   Rental and management expense for the three months ended March 31, 2002 was $58.7 million, an increase of $13.2 million from the three months ended March 31, 2001. The majority of the increase resulted from incremental operating expenses incurred in the three months ended March 31, 2002 for the more than 3,800 towers that were acquired or constructed from the period January 1, 2001 to March 31, 2002, as discussed above. The balance of the increase reflects higher operating expenses for the three months ended March 31, 2002 related to towers that existed as of March 31, 2001 (due to a full quarter of inclusion in our results of operations in 2002).

Network Development Services Expense

   Network development services expense for the three months ended March 31, 2002 was $76.0 million, a decrease of $20.5 million from the three months ended March 31, 2001. The decrease is primarily due to overall decreases in the volume discussed above coupled with decreases in direct and indirect costs.

Satellite and Fiber Network Access Services Expense

   Satellite and fiber network access services expense for the three months ended March 31, 2002 was $57.5 million, an increase of $1.2 million from the three months ended March 31, 2001. The primary reason for the increase relates to increased bad debt expense associated with the erosion of the first and second tier customer base as well as additional transponder capacity and other infrastructure related expenses.

Depreciation and Amortization

   Depreciation and amortization for the three months ended March 31, 2002 was $93.1 million, a decrease of $1.9 million from the three months ended March 31, 2001. The net decrease reflects a reduction in amortization expense of approximately $24.0 million related to the Company's adoption of SFAS No. 142, partially offset by an increase in depreciation and amortization related to its acquisition/construction of approximately $1.3 billion of property and equipment and intangible assets from the period April 1, 2001 to March 31, 2002. The adoption of SFAS No. 142 is expected to reduce the Company's annual amortization expense by approximately $96.0 million.

  Corporate General and Administrative Expense

   Corporate general and administrative expense for the three months ended March 31, 2002 was $6.8 million, an increase of $1.7 million from the three months ended March 31, 2001. The majority of the increase reflects increased information technology and personnel costs related to supporting the Company's corporate structure.

  Restructuring expense

   In November 2001, the Company announced a restructuring of its organization to include a reduction in the scope of its tower development and acquisition activities and the centralization of certain operating and administrative functions. During the first quarter of 2002, the Company committed to and implemented additional restructuring initiatives related to the consolidation of operations. As a result, the Company incurred employee separation costs associated with the termination of approximately 185 employees (primarily development and administration) and facility closing costs associated with the shut-down of five office locations. As a result of these initiatives, the Company recorded approximately $3.8 million of cash restructuring charges during the three months ended March 31, 2002. No similar charges were incurred for the same period in 2001.

   In the second quarter of 2002, the Company announced and began implementing cost reduction initiatives aimed at reducing infrastructure costs, consolidating transponder space and renegotiating certain transponder agreements. These initiatives are expected to continue throughout the second and third quarters of 2002. As a result, the Company expects to incur additional restructuring charges of approximately $12.0 million to $15.0 million over this period.

  Development Expense

   Development expense for the three months ended March 31, 2002 was $2.4 million, a decrease of $0.3 million from the three months ended March 31, 2001. The majority of the decrease results from reduced expenses related to tower site inspections, data gathering and acquisition integration in the three months ended March 31, 2002, offset by costs associated with acquisitions that were abandoned during the three months ended March 31, 2002.

  Net gain on sale of assets

   The Company sold 265 towers during the three months ended March 31, 2002 and recognized a net gain on sale of assets of approximately $3.7 million. No similar transactions were consummated in the same period in 2001.

  Interest Income

   Interest income for the three months ended March 31, 2002 was $1.1 million, a decrease of $11.6 million from the three months ended March 31, 2001. The decrease relates primarily to a decrease in cash on-hand and interest earned on invested cash on-hand.

  Interest Expense

   Interest expense for the three months ended March 31, 2002 was $67.6 million, an increase of $0.9 million from the three months ended March 31, 2001. The increase resulted primarily from increased borrowings outstanding related to our credit facilities and senior notes, partially offset by a decrease in interest rates on our credit facilities and decreased deferred financing amortization.

  Loss on Term Loan Cancellation

   In January 2002, the Company terminated the $250.0 million multi-draw term loan C component of its credit facility and recorded a non-cash charge of approximately $7.2 million related to the write-off of certain deferred financing fees associated with the facility. No similar charge was incurred for the three months ended March 31, 2001.

  Loss on Investments and Other Expense

   Loss on investments and other expense for the three months ended March 31, 2002 was $5.9 million, an increase of $1.7 million from the three months ended March 31, 2001. The increase resulted primarily from investment impairment losses of approximately $4.0 million offset by a decrease in losses on equity investments and other expenses.

  Income Tax Benefit

   The income tax benefit for the three months ended March 31, 2002 was $30.0 million, an increase of $7.9 million from the three months ended March 31, 2001. The primary reason for the increase is a result of the increase in our pre-tax loss of approximately $30.0 million before consideration of goodwill amortization. The effective tax rate differs in both periods from the statutory rate primarily due to the valuation allowance related to our state net operating loss carryforwards and the effect of certain non-deductible items. In 2001, the statutory rate was also impacted by non-deductible goodwill being expensed for book purposes. The increase in the effective tax rate of 29.8% for the three months ended March 31, 2002 as compared to 23.6% for the three months ended March 31, 2001 is the result of ceasing amortization of goodwill (the majority of which was non-deductible for tax purposes) in 2002.

   SFAS No. 109, "Accounting for Income Taxes," requires that we record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." At March 31, 2002, the Company has provided a valuation allowance primarily related to state net operating loss carryforwards. The Company has not provided a valuation allowance for the remaining deferred tax assets, primarily federal net operating loss carryforwards, as management believes that the Company will have sufficient time to realize these assets during the carryforward period.

  Extraordinary Loss on Extinguishment of Debt, Net

   In February 2002, the Company repaid the $95.0 million outstanding under its Mexican Credit Facility with borrowings under its credit facilities. As a result of such repayment, the Company recognized an extraordinary loss on extinguishment of debt of approximately $1.1 million, net of an income tax benefit of $0.6 million. No similar loss was incurred in the three months ended March 31, 2001.

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

   We expect that during 2003 we will become free cash flow positive, meaning that our operating cash flows will be sufficient to meet our operational needs, interest expense and capital expenditures. We believe we will have more than sufficient liquidity and capital resources from our operating cash flows and available borrowings under our credit facilities to support our business plan until that occurs.

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

   . Tower Construction. Our 2002 capital plan provides for total capital expenditures of approximately $200.0 million to $225.0 million, which includes towers to be built under existing build-to-suit agreements. In 2002, we plan to build between 400 and 500 towers, including nine broadcast towers. During the three months ended March 31, 2002, we built 104 towers, including two broadcast towers. Capital expenditures incurred in the three months ended March 31, 2002 were approximately $58.0 million.

   . Tower Acquisitions. As of March 31, 2002, we were committed to make capital expenditures of approximately $13.8 million for pending acquisitions.

   Debt Service. We use a significant portion of our liquidity to service our outstanding indebtedness. As of March 31, 2002, we had outstanding total long-term debt of about $3.6 billion, consisting primarily of the following:

  .   credit facilities-$1.5 billion;

  .   senior notes-$1.0 billion; and

  .   convertible notes, net of discount-$868.5 million.

   Our credit facilities, senior notes and convertible notes require us to make significant principal payments at their respective maturity dates. In addition, in the case of our credit facilities, we must make scheduled amortization payments of principal prior to maturity. Beginning March 31, 2003, our credit facilities require amortization of the term loans in increasing annual amounts designed to repay the loans by maturity. Interest on our senior notes is payable semiannually on February 1 and August 1. Under our credit facilities, we are required to maintain an interest reserve for our senior notes through the August 2002 interest payment. These funds can only be used to make scheduled interest payments on those notes. As of March 31, 2002, we had approximately $47.5 million of restricted cash related to this interest reserve. Interest on our convertible notes is payable semi-annually. Prior to maturity, there are no mandatory redemption provisions for cash in the senior notes or the convertible notes. The holders of the convertible notes, however, have the right to require us to repurchase their notes on specified dates prior to maturity, but we may at our election pay the repurchase price in cash or by issuing shares of our Class A common stock. Our credit facilities restrict our ability to repurchase the convertible notes for cash.

  Sources of Liquidity

   Our primary sources of liquidity historically have been internally generated funds from operations, borrowings under our credit facilities, proceeds from equity and debt offerings and cash on hand.

   Internally Generated Funds. Our operating revenues, divisional cash flows/*/ and EBITDA/**/ for the three months ended March 31, 2002 were $270.3 million, $81.6 million and $74.8 million, respectively. Our tower leasing activities generate the highest profit margins. We believe those activities are likely to grow more rapidly than our other segments because of increased utilization of our existing towers. EBITDA and divisional cash flow are not measures of performance or profitability under generally accepted accounting principles (GAAP) in the United States. However, they are commonly used in the communications site industry as a measure of a company's operating performance. More specifically, we believe they can assist in comparing company performances on a consistent basis without regard to depreciation and amortization. Our concern is that

--------
* Divisional cash flows means operating loss before depreciation and amortization, corporate general and administrative expense, restructuring expense, development expense and net gain on sale of assets, plus interest income, TVAzteca, net.
** EBITDA means operating loss before depreciation and amortization, restructuring and development expenses and net gain on sale of assets, plus interest income, TVAzteca, net.

depreciation and amortization can vary significantly among companies depending on accounting methods, particularly where acquisitions or non-operating factors including historical cost bases are involved. Our results under GAAP are set forth in the condensed consolidated financial statements herein.

   Credit Facilities. As of March 31, 2002, we had drawn $145.0 million on the $650.0 million revolving line of credit under our credit facilities. As of March 31, 2002, based on financial covenants, we had the ability to draw $455.0 million on this revolving line of credit. Because of existing cash on hand, our anticipated borrowing needs and the unused capacity in our credit facilities, in January 2002, we chose to cancel our incremental $250.0 million term C Loan. As a result, our maximum borrowing capacity under the credit facilities was reduced from $2.25 billion to $2.0 billion.

   Cash On Hand. As of March 31, 2002, we had approximately $77.1 million in cash and cash equivalents and restricted cash. Approximately $47.5 million is restricted under our credit facilities and can only be used to make scheduled interest payments on the senior notes. As of March 31, 2002, we had approximately $130.6 million of working capital.

  Plans to Fund Our Liquidity Needs

   We plan to fund our operational liquidity needs through internally generated funds from operations. We plan to fund our capital expenditures for new tower construction and acquisitions and our interest expense through a combination of internally generated funds and borrowings under our credit facilities. We anticipate aggregate incremental borrowing needs for the remainder of 2002 and 2003 of under $150.0 million. During 2003, we expect that our operating cash flows will become sufficient to fund both our capital expenditures for new tower construction and acquisitions and the interest expense on our outstanding debt. Nonetheless, we may, in the future, need to raise cash from external sources to meet our debt service obligations and to pay the principal amounts of our indebtedness when due.

  Certain Contractual Commitments

   Below is a summary of our credit facilities, senior notes, convertible notes and certain other contractual obligations. It is qualified in its entirety by the terms of the actual agreements which are summarized. For more information about our obligations, commitments and contingencies, see our condensed consolidated financial statements herein and the accompanying notes thereto, as well as our Form 10-K for the year ended December 31, 2001 and Item 3 "Quantitative and Qualitative Disclosures About Market Risk" for principal payments and contractual maturity dates as of March 31, 2002.

   Credit Facilities. Our credit facilities provide us with a borrowing capacity of up to $2.0 billion, with the option, subject to lender approval, to increase the capacity up to an additional $500.0 million. Our principal operating subsidiaries are the borrowers under our credit facilities. Borrowings under the credit facilities are subject to compliance with certain financial ratios as described below. Our credit facilities currently include:

   . a $650.0 million revolving credit facility of which $145.0 million was drawn on March 31, 2002, maturing on June 30, 2007;

   . an $850.0 million multi-draw Term Loan A, which was fully drawn on March 31, 2002, maturing on June 30, 2007; and

   . a $500.0 million Term Loan B, which was fully drawn on March 31, 2002, maturing on December 31, 2007.

   The credit facilities are scheduled to amortize quarterly commencing in March 2003. In January 2002, we terminated the $250.0 million multi-draw term loan C component of our credit facility, none of which had been drawn. As a result of this termination, in the first quarter of 2002, we recorded a non-cash charge of approximately $7.2 million related to the write-off of certain deferred financing fees. Such loss is included in "loss on term loan cancellation" in the accompanying consolidated statement of operations. As of March 31, 2002, we believe the $455.0 million available of the $505.0 million remaining under the $650.0 million revolving credit facility will be sufficient to finance our business plan.

   Our credit facilities contain certain financial ratios and operational covenants and other restrictions with which the borrower subsidiaries and the restricted subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from being able to borrow more funds, but would also constitute a default. For more information about these covenants, see "Factors Affecting Sources of Liquidity--Credit Facilities". They also restrict our ability, as the parent company of the borrower subsidiaries, to incur any debt other than that presently outstanding and refinancings of that debt. We and our restricted subsidiaries have guaranteed all of the loans. We have secured the loans by liens on substantially all assets of the borrower subsidiaries and the restricted subsidiaries and substantially all outstanding capital stock and other debt and equity interests of all of our direct and indirect subsidiaries.

   Under our credit facilities, we are also required to maintain an interest reserve for our senior notes through the August 2002 interest payment. These funds can only be used to make scheduled interest payments on those notes. As of March 31, 2002 we had approximately $47.5 million of restricted cash related to that interest reserve.

   In February 2001, our Mexican subsidiary and two of its subsidiaries consummated a loan agreement with a group of banks providing a credit facility of an initial aggregate amount of $95.0 million. As of December 31, 2001, an aggregate of $95.0 million was outstanding under this loan agreement. In February 2002, we repaid all of the loans with borrowings under our credit facilities, and our Mexican subsidiaries became restricted subsidiaries under our credit facilities. As a result of such repayment, we recognized an extraordinary loss on extinguishment of debt in the first quarter of 2002 of approximately $1.1 million (net of an income tax benefit of $0.6 million).

   9 3/8% Senior Notes. As of March 31, 2002, we had outstanding an aggregate principal amount of $1.0 billion of 9 3/8 % senior notes. The senior notes mature on February 1, 2009. Interest on the senior notes is payable semiannually on February 1 and August 1. The indenture governing the senior notes contains certain restrictive covenants, including restrictions on our ability to incur more debt, guarantee debt, pay dividends and make certain investments.

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

   During 2001, we acquired portion of our outstanding convertible notes. As a result of these transactions, we recorded a non-cash charge of $26.3 million, which represents the fair market value of the inducement shares. We may negotiate similar exchanges for our outstanding convertible notes from time to time in the future, subject to market conditions. To the extent that we issue inducement shares as part of any future exchanges, we expect to record additional non-cash charges.

   As of March 31, 2002, the total amounts outstanding under the 2.25% and 6.25% convertible notes were $205.8 million and $212.7 million, respectively.

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

   The total amount outstanding under the 5.0% convertible notes as of March 31, 2002 was $450.0 million.

   Other Long-Term Debt. As of March 31, 2002, we had approximately $246.2 million of other long-term debt, including $173.4 million of capital lease obligations and $72.8 million of mortgage indebtedness.

   Tower Construction and Acquisition. As of March 31, 2002, we were party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. In addition, as of March 31, 2002, we were committed to acquire various communication sites for aggregate purchase price of approximately $13.8 million.

   ATC Separation. We continue to be obligated under the ATC Separation agreement for certain tax liabilities to CBS corporation and American Radio Systems. As of March 31, 2002, no material matters covered under the indemnification have been brought to our attention. See note 11 to the condensed consolidated financial statements.

   Liquidity Table For Contractual Obligations. See the Company's Form 10-K for the year ended December 31, 2001 for the table with respect to long term obligations as of December 31, 2001.

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

   Credit Facilities. Our credit facilities contain borrowing ratio covenants that limit our ability to borrow funds. Our credit facilities contain four financial tests:

  . a leverage ratio (Total Debt to Annualized Operating Cash Flow). As of March 31, 2002, we were required to maintain a ratio of not greater than
      7.50 to 1.00, decreasing to 7.00 to 1.00 on April 1, 2002, to 6.75 to
      1.00 on July 1, 2002, to 6.50 to 1.00 at October 1, 2002, and with additional reductions every six months thereafter;

  . a pro forma debt service test (Annualized Operating Cash Flow to Pro Forma Debt Service) requires us to maintain a ratio of not greater than
      1.10 to 1.00;

  . an interest coverage test (Annualized Operating Cash Flow to Interest Expense). As of March 31, 2002, we were required to maintain a ratio of not less than 1.50 to 1.00 through June 30, 2002, increasing by 0.25 on July 1, 2002 and October 1, 2002, and by 0.50 on January 1, 2003 and January 1, 2004; and

  . a fixed charge coverage test (Annualized Operating Cash Flow to Fixed Charges) which begins in 2003 and requires us to maintain a ratio of not less than 1.0 to 1.0.

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

   As of March 31, 2002, we were in compliance with these borrowing ratio covenants.

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

  Cash Flows Summary

   For the three months ended March 31, 2002, cash flows used for operating activities were $8.0 million, as compared to $24.2 million for the three months ended March 31, 2001. This change is primarily related to a decrease in our overall investment in working capital.

   For the three months ended March 31, 2002, cash flows used for investing activities were $90.8 million, as compared to $402.7 million for the three months ended March 31, 2001. The decrease is primarily due to a decrease in cash expended for mergers and acquisitions, construction activities and other long term assets.

   For the three months ended March 31, 2002, cash flows provided by financing activities were $92.5 million, as compared to $1.3 billion for the three months ended March 31, 2001. The decrease is primarily related to a reduction in the aggregate net cash inflows from bank borrowings and proceeds from the issuance of debt and equity securities.

Critical Accounting Policies

   In the Company's Form 10-K for the year ended December 31, 2001, the Company's most critical accounting policies and estimates upon which our consolidated financial statements were prepared were identified as those relating to revenue recognition, income taxes, impairment of assets and investment impairment charges. We reviewed our policies and determined that they remain our most critical accounting policies for the quarter ended March 31, 2002. We did not make any changes to those policies during the quarter.

Recent Accounting Pronouncements

   On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142 "Goodwill and Other Intangible Assets.'' SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets," and requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are deemed to have a definite life will continue to be amortized over their useful lives. The adoption of this statement reduced the Company's amortization expense and net loss by approximately $24.0 million or $0.12 per share for the three months ended March 31, 2002. The adoption of SFAS No. 142 is expected to reduce the Company's annual amortization of expense by approximately $96.0 million.

   The Company is in the process of assessing the transitional impairment test and the related valuation of goodwill under SFAS No. 142 for the Company as a whole. However, upon completion of the transitional impairment test, the Company believes it will record a non-cash impairment charge in its statement of operations related to goodwill within its SFNA segment and its Services segment. Although the amount of the charges has not been determined, net goodwill related to the SFNA segment and the Services segment as of March 31, 2002 was approximately $188.0 million and $400.3 million, respectively. These charges will be reflected as a cumulative effect of a change in accounting principle in the Company's 2002 statement of operations.

   In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets and the related asset retirement costs. The requirements of SFAS No. 143 are effective for the Company as of January 1, 2003. The Company is currently evaluating the impact, if any, that the statement may have on its consolidated financial position or results of operations.

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

OUR SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS MAY ADVERSELY AFFECT OUR CASH FLOW AND OUR ABILITY TO MAKE PAYMENTS ON OUR DEBT.

   We have a substantial amount of outstanding indebtedness. As of March 31, 2002, we had approximately $3.6 billion of consolidated debt. We will be required to borrow additional funds during 2002 to fund our construction program, even at the significantly reduced activity level that we anticipate, and other capital expenditures. We anticipate aggregate incremental borrowing needs for the remainder of 2002 and 2003 of under $150.0 million.

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

INCREASING COMPETITION IN THE SATELLITE AND FIBER NETWORK ACCESS SERVICES MARKET MAY ADVERSELY AFFECT VERESTAR'S BUSINESS.

   Verestar competes with other satellite communications companies that provide similar services, as well as other communications service providers. Some of its existing and potential competitors are companies from whom Verestar currently leases satellite and fiber network access in order to provide services to its customers. Increased competition could force Verestar to reduce its fees and may limit its ability to obtain, on economical terms, services that are critical to its business. Verestar's competitors may develop or acquire services that provide functionality similar to that provided by Verestar's services and these competitive services may be offered at significantly lower prices or bundled with other services. Many existing and potential competitors have financial and other resources significantly greater than those available to Verestar. If Verestar cannot offset the loss of second and third tier carrier customers by adding new first tier global telecom providers and government and broadcast customers, its revenues and business prospects will be materially adversely affected.

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

                                                                                    Three months ended
                                                                                      March 31, 2002
                                                                                  ----------------------
                                                                                               Restricted
                                                                                  Consolidated Group (1)
                                                                                  ------------ ----------
Statement of Operations Data (in thousands):
Operating revenues...............................................................  $ 270,347   $ 212,459
                                                                                   ---------   ---------
Operating expenses:
Operating expenses excluding depreciation and amortization, corporate general and administrative, restructuring and development and expenses and net gain
  on sale of assets..............................................................    192,183     134,715
Depreciation and amortization....................................................     93,136      81,185
Corporate general and administrative expense.....................................      6,829       6,829
Restructuring expense............................................................      3,765       3,215
Development expense..............................................................      2,449       2,449
Net gain on sale of assets.......................................................     (3,706)     (3,706)
                                                                                   ---------   ---------
   Total operating expenses......................................................    294,656     224,687
                                                                                   ---------   ---------
Loss from operations.............................................................    (24,309)    (12,228)
Interest income, TV Azteca, net of interest expense of $373......................      3,429       3,429
Interest income and other, net...................................................      1,084       1,044
Interest expense.................................................................    (67,558)    (64,921)
Loss on term loan cancellation...................................................     (7,231)     (7,231)
Loss on investments and other expense............................................     (5,893)     (1,558)
Minority interest in net earnings of subsidiaries................................       (243)       (243)
                                                                                   ---------   ---------
Loss before income taxes and extraordinary loss..................................  $(100,721)  $ (81,708)
                                                                                   =========   =========

                                                         March 31, 2002
                                                     -----------------------
                                                                  Restricted
                                                     Consolidated   Group
                                                     ------------ ----------
    Balance Sheet Data (in thousands):
    Cash and cash equivalents.......................  $   29,564  $   24,206
    Restricted cash.................................      47,499      47,499
    Property and equipment, net.....................   3,280,521   2,974,730
    Total assets....................................   6,733,477   6,104,772
    Long-term obligations, including current portion   3,609,694   3,485,560
    Net debt(2).....................................   3,532,631   3,413,855
    Total stockholders' equity......................   2,801,078   2,801,078

--------
(1)Corporate overhead allocable to Verestar and interest expense related to intercompany borrowings by Verestar (unrestricted subsidiary) have not been excluded from results shown for the restricted group.
(2)Net debt represents long-term obligations, including current portion, less cash and cash equivalents and restricted cash.

   Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indenture for our senior notes, are as follows:

Tower Cash Flow, for the three months ended March 31, 2002................. $  75,005
                                                                            =========
Consolidated Cash Flow, for the twelve months ended March 31, 2002......... $ 295,614
Less: Tower Cash Flow, for the twelve months ended March 31, 2002..........  (270,277)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2002   300,020
                                                                            ---------
Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2002 $ 325,357
                                                                            =========
Non-Tower Cash Flow, for the twelve months ended March 31, 2002............ $  17,449
                                                                            =========

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to market risk from changes in interest rates on our long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate caps, swaps and collars pursuant to our policies. All derivative financial instruments are for purposes other than trading. For the three months ended March 31, 2002, we increased our borrowings under our credit facilities by approximately $50.0 million. In addition, in March 2002 we terminated two swaps with aggregate notional amounts totaling $150.0 million. Lastly, caps with total notional amounts of $365.0 million and swaps with total notional amounts of $30.0 million expired in February and March 2002, respectively.

   The following table provides information as of March 31, 2002 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate swaps and collars, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates.

                      Twelve month period ended March 31,
 Principal Payments and Interest Rate Detail by Contractual Maturity Dates
                                 (in thousands)

                                                                                                            Fair
Long-Term Debt                 2003        2004        2005      2006      2007    Thereafter    Total      Value
---------------------------- --------    --------    --------  --------  --------  ----------  ---------- ----------
Fixed Rate Debt(a).......... $ 12,462    $ 12,133    $ 12,775  $ 64,860  $ 26,352  $1,986,112  $2,114,694 $1,548,715
Average Interest Rate(a)....     7.83%       7.82%       7.81%     7.78%     7.78%       7.78%
Variable Rate Debt(a)....... $ 14,000    $ 90,000    $204,750  $246,188  $352,562  $  587,500  $1,495,000 $1,495,000

              Aggregate Notional Amounts Associated with Interest Rate Swaps and Collars in Place as of
                March 31, 2002 and Interest Rate Detail by Contractual Maturity Dates (in thousands)
                                                                                                            Fair
Long-Term Debt                 2003        2004        2005      2006      2007    Thereafter    Total      Value
---------------------------- --------    --------    --------  --------  --------  ----------  ---------- ----------
Interest Rate SWAPS
----------------------------
Notional Amount............. $400,000(c) $185,000(d)                                                      $  (10,640)
Weighted-Average Fixed Rate
Payable(b)..................     5.59%       4.09%

Interest Rate COLLARS
----------------------------
Notional Amount............. $327,500(e) $232,500(f)                                                      $  (10,286)
Weighted-Average Below Floor
Rate Payable, Above Cap          5.96%       5.96%
Rate Receivable(b)..........     8.27%       8.18%

--------
(a)March 31, 2002 variable rate debt consists of our credit facilities ($1.5 billion) and fixed rate debt consists of the 2.25% and 6.25% convertible notes ($418.5 million), the 5.0% convertible notes ($450.0 million), the senior notes ($1.0 billion) and other debt of $246.2 million. Interest on the credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the Base Rate plus margin (as defined). The average interest rate in effect at March 31, 2002 for the credit facilities was 4.35%. For the three months ended March 31, 2002, the weighted average interest rate under the credit facilities was 4.50%. The 2.25% and 6.25% convertible notes each bear interest (after giving effect to the accretion of the original discount on the 2.25% convertible notes) at 6.25%. Interest on the 2.25% and 6.25% notes is payable semiannually on April 15 and October 15 of each year. The 5.0% convertible notes bear interest at 5.0% which is payable semiannually on February 15 and August 15 of each year. The senior notes bear interest at 9 3/8% which is payable semiannually on February 1 and August 1 of each year. Other debt consists of notes payable, capital leases and other obligations bearing interest at rates ranging from 7.93% to 14.25%, payable monthly.
(b)Represents the weighted-average fixed range of interest based on contract notional amount as a percentage of total notional amounts in a given year.
(c)Includes notional amounts of $215,000 that will expire in February 2003.
(d)Includes notional amounts of $185,000 that will expire in November 2003.
(e)Includes notional amounts of $95,000 that will expire in July 2002.
(f)Includes notional amounts of $185,000 and $47,500 that will expire in May and June 2003, respectively.

We maintain a portion of our cash and cash equivalents in financial instruments that are subject to interest rate risks. Due to the relatively short duration of such instruments, fluctuations in interest rates should not materially affect our financial condition or results of operations.

Our foreign operations, which primarily include Mexico and Brazil, have not been significant to date. Accordingly, foreign currency risk has not been material for the three months ended March 31, 2002.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

   None.

b) Reports on Form 8-K.

   During the quarter ended March 31, 2002, no Current Reports on Form 8-K were filed by the Registrant.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERICAN TOWER CORPORATION

       Date: May 15, 2002       By:  /s/  BRADLEY E. SINGER
                                    --------------------------------
                                     Bradley E. Singer
                                     Chief Financial Officer and Treasurer
                                     (Duly Authorized Officer)

       Date: May 15, 2002       By:  /s/  JUSTIN D. BENINCASA
                                    --------------------------------
                                     Justin D. Benincasa
                                     Senior Vice President and Corporate
                                     Controller
                                     (Duly Authorized Officer)
