Form 10-Q
period 2002-06-30
AMERICAN TOWER CORP /MA/
filed 2002-08-14
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2002.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

American Tower Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	65-0723837 (I.R.S. Employer Identification No.)

116 Huntington Avenue
Boston, Massachusetts 02116
(Address of principal executive offices)

Telephone Number (617) 375-7500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Class of Common Stock	Outstanding at August 1, 2002
Class A Common Stock	185,351,345
Class B Common Stock	7,945,999
Class C Common Stock	2,267,813

Total	195,565,157

AMERICAN TOWER CORPORATION

PART I.    FINANCIAL INFORMATION

ITEM 1.     UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited
(In Thousands, Except Share Data)

	June 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$29,471	$35,958
Restricted cash	47,470	94,071
Accounts receivable, net of allowance for doubtful accounts of $32,929 and $23,804, respectively	138,602	182,612
Inventories	24,267	49,332
Prepaid and other current assets	80,587	89,645
Costs and earnings in excess of billings on uncompleted contracts and unbilled receivables	28,668	46,453
Net assets held for sale (Note 4)	30,208
Deferred income taxes	24,045	24,136

Total current assets	403,318	522,207

Property and equipment, net	3,237,943	3,287,573
Goodwill and other intangible assets, net	1,876,996	2,507,911
Deferred income taxes	332,859	245,215
Deposits and other long-term assets	118,872	110,598
Notes receivable	113,043	120,554
Investments	27,279	35,665

Total	$6,110,310	$6,829,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$172,820	$214,539
Accrued interest	62,573	59,492
Billings in excess of costs on uncompleted contracts and unearned revenue	47,897	56,098
Current portion of long-term obligations	40,375	12,585

Total current liabilities	323,665	342,714

Long-term obligations	3,584,526	3,549,375
Other long-term liabilities	44,730	54,501

Total liabilities	3,952,921	3,946,590

Minority interest in subsidiaries	14,486	13,937

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Preferred Stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock; $0.01 par value; 500,000,000 shares authorized; 185,495,942 and 185,162,631 shares issued; 185,351,345 and 185,018,034 shares outstanding, respectively	1,855	1,851
Class B Common Stock; $0.01 par value; 50,000,000 shares authorized; 7,945,999 and 8,001,769 shares issued and outstanding, respectively	79	80
Class C Common Stock; $0.01 par value; 10,000,000 shares authorized; 2,267,813 shares issued and outstanding	23	23
Additional paid-in capital	3,641,631	3,639,510
Accumulated deficit	(1,480,709)	(745,151)
Accumulated other comprehensive loss	(8,916)	(16,057)
Note receivable	(6,720)	(6,720)
Treasury stock (144,597 shares at cost)	(4,340)	(4,340)

Total stockholders’ equity	2,142,903	2,869,196

Total	$6,110,310	$6,829,723

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUES:
Rental and management	$135,484	$106,493	$265,806	$197,704
Network development services	62,683	84,172	127,964	177,477
Satellite and fiber network access services	59,214	56,046	117,102	120,789

Total operating revenues	257,381	246,711	510,872	495,970

OPERATING EXPENSES:
Rental and management	58,650	51,547	117,396	97,137
Network development services	55,503	73,248	114,944	156,587
Satellite and fiber network access services	58,631	57,801	116,099	114,114
Depreciation and amortization	96,214	99,797	187,803	191,738
Restructuring expense	12,304		16,069
Corporate general and administrative expense	6,474	6,407	13,303	11,534
Net loss on sale of assets	5,017		1,311
Development expense	1,030	2,557	3,479	5,302

Total operating expenses	293,823	291,357	570,404	576,412

LOSS FROM OPERATIONS	(36,442)	(44,646)	(59,532)	(80,442)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $373, $291, $746 and $583, respectively	3,471	3,582	6,900	7,120
Interest income	787	10,336	1,871	22,971
Interest expense	(69,495)	(70,061)	(137,053)	(136,740)
Loss on investments and other expense	(18,199)	(27,952)	(24,082)	(31,177)
Loss on term loan cancellation			(7,231)
Minority interest in net (earnings) losses of subsidiaries	(491)	61	(734)	3

Total other expense	(83,927)	(84,034)	(160,329)	(137,823)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(120,369)	(128,680)	(219,861)	(218,265)
INCOME TAX BENEFIT	36,111	27,634	65,704	49,719

LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(84,258)	(101,046)	(154,157)	(168,546)

DISCONTINUED OPERATIONS (Note 4):
Loss from operations of components division, net of income tax benefit of $501, $2, $923 and $6, respectively	(960)	(2,894)	(1,768)	(6,901)
Estimated loss on disposal of components division, net of income tax benefit of $8,588	(15,950)		(15,950)

LOSS ON DISCONTINUED OPERATIONS, NET	(16,910)	(2,894)	(17,718)	(6,901)

EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT, NET OF INCOME TAX BENEFIT OF $573			(1,065)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(101,168)	(103,940)	(172,940)	(175,447)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $14,438 (Note 3)			(562,618)

NET LOSS	$(101,168)	$(103,940)	$(735,558)	$(175,447)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS
Loss from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(0.43)	$(0.53)	$(0.79)	$(0.89)
Loss on discontinued operations	(0.09)	(0.01)	(0.09)	(0.04)
Extraordinary loss			(0.01)
Cumulative effect of change in accounting principle			(2.88)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.52)	$(0.54)	$(3.77)	$(0.93)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	195,361	190,755	195,322	188,976

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited
(In Thousands)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net loss	$(735,558)	$(175,447)
Cumulative effect of change in accounting principle (non-cash)	562,618
Other non-cash items reflected in statements of operations (primarily depreciation and amortization)	187,771	193,400
Decrease (increase) in assets	27,467	(50,569)
(Decrease) increase in liabilities	(9,826)	18,358

Cash provided by (used for) operating activities	32,472	(14,258)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(131,265)	(319,500)
Payments for acquisitions, net of cash acquired	(21,651)	(505,823)
Proceeds from sale of assets	20,029
Deposits, investments and other long-term assets	(10,735)	(148,219)

Cash used for investing activities	(143,622)	(973,542)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facilities	160,000	165,000
Proceeds from senior notes offering		1,000,000
Repayment of credit facilities and other long-term obligations	(102,848)	(75,181)
Net proceeds from equity offerings, stock options and employee stock purchase plan	910	365,684
Deferred financing costs, restricted cash and other	46,601	(108,899)

Cash provided by financing activities	104,663	1,346,604

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,487)	358,804
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,958	82,038

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,471	$440,842

CASH PAID FOR INCOME TAXES	$425	$1,699

CASH PAID FOR INTEREST	$126,118	$110,494

NON-CASH TRANSACTIONS:
Change in fair value of cash flow hedges (net of tax)	$5,136	$15,733
Capital leases	1,934	28,339
Note receivable converted to investment	9,300	7,687
Issuance of common stock, warrants and options for acquisitions	1,214	7,077
Issuance of common stock for equity investment		3,788

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.    Basis of Presentation and Accounting Policies

The accompanying condensed consolidated financial statements have been prepared by American Tower Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying condensed consolidated financial statements.

Loss Per Common Share—Basic and diluted loss per common share has been computed by dividing the Company’s loss by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2002 and 2001, potential common shares, including options, warrants and shares issuable upon conversion of the Company’s convertible notes, have been excluded from the computation of diluted loss per common share, as the effect is anti-dilutive. Potential common shares excluded from the calculation of loss per share were approximately 51.1 million and 52.7 million for the three months ended June 30, 2002 and 2001, respectively, and 51.0 million and 52.7 million for the six months ended June 30, 2002 and 2001, respectively.

Recent Accounting Pronouncements Adopted—As of January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Other Intangible Assets’’ (see note 3).

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

Accounting Pronouncements to be Implemented in the Future—In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement establishes accounting standards for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets and the related asset retirement costs. The requirements of SFAS No. 143 are effective for the Company as of January 1, 2003. The Company is currently evaluating the impact, if any, that this statement may have on its consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146 “Accounting For Costs Associated with Exit or Disposal Activities”. The statement requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The requirements of SFAS No. 146 are effective for the Company as of January 1, 2003. The Company is currently evaluating the impact, if any, that this statement will have on its consolidated financial position or results of operations.

Reclassifications—Certain reclassifications have been made to the 2001 condensed consolidated financial statements and related notes to conform to the 2002 presentation.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

2.    Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

3.    Goodwill and Other Intangible Assets

As of January 1, 2002, the Company adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets,” and requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are deemed to have a definite life will continue to be amortized over their useful lives. The adoption of this statement reduced the Company’s amortization expense and net loss by approximately $24.0 million or $0.12 per share for the three months ended June 30, 2002 and by approximately $48.0 million or $0.25 per share for the six months ended June 30, 2002. The Company expects that the adoption of SFAS No. 142 will reduce annual amortization expense for 2002 by approximately $96.0 million.

SFAS No. 142 also requires that, as of January 1, 2002, the Company assess whether its goodwill is impaired by performing a transitional impairment test. This impairment test is comprised of two steps. The initial step (required to be completed within six months of adopting this standard) is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any.

The Company completed its transitional impairment testing in the second quarter of 2002 and concluded that all of the goodwill related to its satellite and fiber network access services (SFNA) segment was impaired and that the majority of the goodwill in the network development services segment was impaired. As a result, the Company recognized a $562.6 million non-cash charge (net of a tax benefit of $14.4 million) related to the write-down of goodwill to its fair value. In accordance with the provisions of SFAS No. 142, the charge is reflected as of January 1, 2002 and included in the results of operations for the six months ended June 30, 2002 as the cumulative effect of a change in accounting principle.

The reporting units comprising the charge (by segment) are as follows:

SFNA — Verestar — The Verestar segment is a single reporting unit. The Company recorded an impairment charge of $189.3 million relating to goodwill in this reporting unit. The fair value of this reporting unit was determined based on an independent third party appraisal.

Services — The reporting units in the Company’s services segment are Kline Iron & Steel, Specialty Constructors, Galaxy Engineering, MTS and Flash Technologies. The Company estimated the fair value of these reporting units utilizing future discounted cash flows and market information as to the value of each reporting unit. The impairment test resulted in the goodwill for all of the services reporting units being impaired and being fully written off (with the exception of Kline, for which only a partial impairment was required). The impairment charge related to the services segment was $387.8 million.

Rental and Management — The Company obtained an independent appraisal of its reporting unit in the tower and rental management segment that contains goodwill and determined that there was no impairment of goodwill as a result of adopting this standard.

With the adoption of SFAS No. 142, the Company also reassessed the useful lives and residual values of all acquired intangible assets. Based on those assessments, no adjustments were made to the amortization periods or residual values of other intangible assets.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The changes in the net carrying amounts of goodwill by segment for the six months ended June 30, 2002 are as follows (in thousands):

	RM	Services	SFNA	Total
Balance as of January 1, 2002	$574,777	$394,264	$185,433	$1,154,474
Reclassifications	(7,062)	3,799	3,870	607
Transitional impairment charge		(387,753)	(189,303)	(577,056)

Balance as of June 30, 2002	$567,715	$10,310	$—	$578,025

Prior to the adoption of SFAS No. 142, the Company had approximately $1.1 billion of net goodwill that was amortized on a straight-line basis over a fifteen-year period. Had the Company accounted for goodwill in accordance with SFAS No. 142 in 2001, net loss and net loss per share for the three and six months ended June 30, 2002 and 2001 would have been as follows (in thousands):

	Three Months ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported loss from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(84,258)	$(101,046)	$(154,157)	$(168,546)
Add back: Goodwill amortization and acquired workforce amortization		22,491		44,982

Adjusted loss from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	(84,258)	(78,555)	(154,157)	(123,564)
Discontinued operations	(16,910)	(2,894)	(17,718)	(6,901)
Extraordinary loss			(1,065)
Cumulative effect of change in accounting principle			(562,618)

Adjusted net loss	$(101,168)	$(81,449)	$(735,558)	$(130,465)

Basic and diluted loss per share amounts:
Reported loss from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(0.43)	$(0.53)	$(0.79)	$(0.89)
Add back: Goodwill amortization and acquired workforce amortization		0.12		0.24

Adjusted loss per share from continuing operations before extraordinary loss and cumulative effect of a change in accounting principle	(0.43)	(0.41)	(0.79)	(0.65)
Discontinued operations	(0.09)	(0.01)	(0.09)	(0.04)
Extraordinary loss			(0.01)
Cumulative effect of change in accounting principle			(2.88)

Adjusted net loss per share	$(0.52)	$(0.43)	$(3.77)	$(0.69)

Summarized information about the Company’s acquired intangible assets subject to amortization is as follows (in thousands):

	As of June 30, 2002	As of December 31, 2001
Amortized intangible assets:
Acquired customer base and network location intangibles	$1,458,254	$1,425,183
Deferred financing costs	94,724	104,957
Acquired licenses and other intangibles	65,336	65,131
Acquired workforce		13,056

Subtotal	1,618,314	1,608,327
Less accumulated amortization	(319,343)	(254,890)

Amortized intangible assets, net	$1,298,971	$1,353,437

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company amortizes its intangible assets over periods ranging from two to fifteen years. Amortization of intangible assets for the three and six months ended June 30, 2002 was approximately $28.3 million and $57.7 million, respectively. The Company expects to record estimated amortization expense of $112.2 million on its intangible assets for the twelve months ended December 31, 2002 and estimated amortization expense of $108.4 million, $102.3 million, $100.6 million, $99.4 million and $97.1 million for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

4.    Discontinued Operations

Effective June 30, 2002, the Company committed to dispose of substantially all of the assets related to several of its components businesses, including MTS Components (MTS). In accordance with generally accepted accounting principles, the condensed consolidated statements of operations have been adjusted for all periods presented to reflect the results of operations for this division (previously included in the network development services segment) as discontinued operations. Revenues related to the discontinued operations were approximately $19.3 million and $36.2 million for the three and six months ended June 30, 2002, respectively, and approximately $16.3 million and $29.5 million for the three and six months ended June 30, 2001, respectively. Pre-tax loss related to the discontinued operations was approximately $1.5 million and $2.7 million for the three and six months ended June 30, 2002, respectively, and approximately $2.9 million and $6.9 million for the three and six months ended June 30, 2001, respectively. The net assets of the discontinued operations of $30.2 million are presented at net realizable value as “net assets held for sale” in the accompanying 2002 condensed consolidated balance sheet. These net assets are comprised of the following: accounts receivable, net, of $11.6 million, inventory of $13.0 million, property and equipment, net, of $13.0 million, accounts payable of $2.4 million and other liabilities of $5.0 million. The estimated loss on disposal of $16.0 million (net of an income tax benefit of $8.6 million) reflects the loss that the Company expects to incur upon disposition.

The Company closed on the sale of these operations on July 30, 2002. Proceeds from the sale were approximately $31.6 million (subject to a working capital adjustment) and consisted of approximately $20.0 million in cash and notes receivable of $11.6 million. The notes are comprised of a $4.8 million non-interest bearing note, secured by the working capital of the components businesses and due in June 2003 and a $6.8 million unsecured note guaranteed by the purchasers, bearing interest at a rate of 10% and due in July 2003.

5.    Restructuring

In November 2001, the Company announced a restructuring of its organization to include a reduction in the scope of its tower development and acquisition activities and the centralization of certain operating and administrative functions. As of December 31, 2001, the Company had a remaining liability of $3.6 million related to these initiatives. During the first quarter of 2002, the Company progressed in implementing these restructuring initiatives related to the consolidation of operations. In addition, during the second quarter of 2002, the Company’s SFNA segment announced and began implementing initiatives aimed at reducing infrastructure costs, consolidating transponder space and renegotiating certain transponder agreements. As a result, during the six months ended June 30, 2002, the Company incurred employee separation costs associated with the termination of approximately 370 employees (primarily development and administration), as well as office lease termination costs, office closing costs and costs associated with terminating transponder leases. Accordingly, the Company has recorded approximately $12.3 million and $16.1 million of restructuring expense during the three and six months ended June 30, 2002, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table displays activity related to the accrued restructuring liability. Such liability is reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheets (in thousands):

	Liability as of January 1, 2002	Restructuring Expense	Cash Payments	Liability as of June 30, 2002
Restructuring costs
Employee separations	$923	$4,671	$(4,177)	$1,417
Lease termination (primarily transponder leases) and office closing costs	2,704	11,398	(4,887)	9,215

Total	$3,627	$16,069	$(9,064)	$10,632

There were no material changes in estimates related to the accrued restructuring liability during the three and six months ended June 30, 2002. Additional restructuring expenses of approximately $3.0 million to $5.0 million related to these initiatives are expected to be recorded in the third quarter of 2002. The Company expects to pay the employee separation restructuring liabilities over the balance of 2002 and is in the process of negotiating certain lease terminations.

6.    Inventories

Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) basis. The components of inventories are as follows (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$15,055	$37,387
Finished goods	8,574	11,300
Work in process	638	645

Total	$24,267	$49,332

7.    Derivative Financial Instruments

On January 1, 2001, the Company adopted the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement established accounting and reporting standards for derivative instruments. Specifically, it requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair market value of a derivative (that is unrealized gains or losses) is recorded as a component of an entity’s net income or other comprehensive income, depending upon designation (as defined in the statement). The cumulative effect of adopting this statement resulted in a charge to other comprehensive loss of $7.9 million, net of tax, for the quarter ended March 31, 2001.

The Company is exposed to interest rate risk relating to variable interest rates on its credit facilities. As part of its overall strategy to manage the level of exposure to the risk of interest rate fluctuations, the Company uses interest rate swaps, caps and collars, which qualify and are designated as cash flow hedges (with the exception of one swap that is not designated as a hedge). In 2001, the Company also used swaptions to manage interest rate risk, which were not designated as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of other comprehensive loss and subsequently reclassified into the statement of operations when the hedged transaction affects operations. The ineffective portion of the gain or loss on the derivative instrument is immediately recognized in the statement of operations. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the statement of operations in the period of change.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

During the six months ended June 30, 2002, the Company recorded an unrealized loss of approximately  $5.3 million (net of a tax provision of approximately $2.8 million) in other comprehensive loss for the change in fair value of cash flow hedges and reclassified $10.4 million (net of a tax benefit of $5.6 million) into results of operations. During the six months ended June 30, 2001, the Company recorded an unrealized loss in other comprehensive loss, excluding the charge for the cumulative effect of adopting this statement, of approximately $8.4 million (net of a tax benefit of $4.5 million) and reclassified $0.5 million into results of operations. Hedge ineffectiveness resulted in a loss of approximately $0.4 million and $1.0 million for the six months ended  June 30, 2002 and 2001, respectively, which is recorded in “loss on investments and other expense” in the accompanying statements of operations. The Company records the changes in fair value of its derivative instruments that are not accounted for as hedges in “loss on investments and other expense.” At June 30, 2002 and December 31, 2001, the fair value of the Company’s derivative instruments represented a liability of approximately $23.0 million and $35.2 million, respectively, and is included in “other long-term liabilities” in the accompanying consolidated balance sheets. The Company estimates that approximately $13.4 million of derivative losses (net of tax benefit) included in other comprehensive loss will be reclassified into the statement of operations within the next twelve months.

8.    Acquisitions

During the six month period ended June 30, 2002, the Company acquired various communication sites for an aggregate preliminary purchase price of approximately $20.6 million. This includes amounts paid during the first quarter of 2002 by the Company in connection with our agreement with ALLTEL. These acquisitions have been accounted for by the purchase method of accounting. The following summarizes the ALLTEL transaction to date.

ALLTEL transaction—In December 2000, the Company entered into an agreement to acquire the rights from ALLTEL to up to 2,193 communications towers through a fifteen-year sublease agreement. Under the agreement, the Company subleased these towers for cash consideration of up to $657.9 million. The Company also has the option to purchase the towers at the end of the fifteen-year term. The purchase price per tower will be $27,500 plus interest accrued at 3% per annum or 769 shares of the Company’s Class A common stock, at ALLTEL’s option.

During the six months ended June 30, 2002, the Company subleased 28 towers and paid ALLTEL $8.4 million, bringing the total towers closed under the agreement to 1,773 and total cash paid to ALLTEL of $532.2 million. The Company will not close on the remaining 417 towers under the sublease agreement, as permitted by the agreement. The Company has accounted for the ALLTEL transaction as a capital lease.

The unaudited pro forma results of operations for the six months ended June 30, 2002 and 2001 are not presented for comparative purposes due to the insignificant impact of the 2002 acquisitions (as described above) on the Company’s consolidated results of operations.

As of December 31, 2001, the Company had a liability of approximately $2.8 million related to contractual obligations assumed as a result of its acquisition of InterPacket Networks in 2000. During the six months ended June 30, 2002, the Company recorded charges against this liability of approximately $0.5 million. As of June 30, 2002, the Company has a remaining liability related to these assumed obligations of $2.3 million.

The Company may, on a selective, limited basis, pursue the acquisition of other properties and businesses in new and existing locations, although we have not entered into any definitive material agreements with respect to such acquisitions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

9.    Business Segments

The Company operates in three business segments: rental and management (RM), network development services (Services), and satellite and fiber network access services (SFNA). The RM segment provides for the leasing and subleasing of antennae sites on multi-tenant towers and other properties to a diverse range of customers primarily in the wireless communication and broadcast and other industries. The Services segment offers a broad range of services, including network design, radio frequency engineering, site acquisition, zoning, construction, component parts, (with the sale of our MTS business, consists only of lighting component parts), antenna and line installation, maintenance, tower monitoring and steel fabrication. The SFNA segment offers satellite and fiber network services to telecommunications companies, internet service providers, governmental organizations, broadcasters and maritime customers.

The accounting policies applied in compiling segment information below are similar to those described in the Company’s 2001 Annual Report on Form 10-K. In evaluating financial performance, management focuses on Operating Profit (Loss), excluding depreciation and amortization, restructuring and corporate general and administrative expenses, net loss on sale of assets and development expense. This measure of Operating Profit (Loss) is also before interest income, interest expense, loss on investments and other expense, loss on term loan cancellation and minority interest in net (earnings) losses of subsidiaries. For reporting purposes, the RM segment includes interest income, TV Azteca, net.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments as of and for the three and six months ended June 30, 2002 and 2001 is shown in the following table. The “Other” column below represents amounts excluded from specific segments, such as depreciation and amortization, restructuring and corporate general and administrative expenses, net loss on sale of assets, development expense, interest income, interest expense, loss on investments and other expense, loss on term loan cancellation and minority interest in net (earnings) losses of subsidiaries. In addition, the Other column also includes corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts that have not been allocated to specific segments. The total Operating Profit (Loss) represents the Company’s loss from continuing operations before income taxes.

Three Months Ended June 30, (in thousands)	RM	Services	SFNA	Other	Total
2002
Revenues	$135,484	$62,683	$59,214		$257,381
Operating Profit (Loss)	80,305	7,180	583	$(208,437)	(120,369)
Assets	4,819,735	227,758	433,834	628,983	6,110,310
2001
Revenues	$106,493	$84,172	$56,046		$246,711
Operating Profit (Loss)	58,528	10,924	(1,755)	$(196,377)	(128,680)
Assets	4,533,458	774,161	656,386	1,038,393	7,002,398

Six Months Ended June 30, (in thousands)	RM	Services	SFNA	Other	Total
2002
Revenues	$265,806	$127,964	$117,102		$510,872
Operating Profit (Loss)	155,310	13,020	1,003	$(389,194)	(219,861)
Assets	4,819,735	227,758	433,834	628,983	6,110,310
2001
Revenues	$197,704	$177,477	$120,789		$495,970
Operating Profit (Loss)	107,687	20,890	6,675	$(353,517)	(218,265)
Assets	4,533,458	774,161	656,386	1,038,393	7,002,398

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

10.    Financing Transactions

Credit Facilities—In January 2002, the Company terminated the $250.0 million multi-draw term loan C component of its credit facility, none of which had been drawn. As a result of this termination, in the first quarter of 2002, the Company recorded a non-cash charge of approximately $7.2 million related to the write-off of certain deferred financing fees associated with this facility. Such loss is included in “loss on term loan cancellation” in the accompanying 2002 consolidated statement of operations.

In February 2002, the Company repaid the $95.0 million outstanding under its Mexican Credit Facility with borrowings under its credit facility. As a result of such repayment, the Company recognized an extraordinary loss on extinguishment of debt in the first quarter of 2002 of approximately $1.1 million (net of an income tax benefit of $0.6 million).

11.	Information Presented Pursuant to the Indenture for the Senior Notes

The following table sets forth information that is presented solely to address certain reporting requirements contained in the indenture for the Senior Notes. This information presents certain financial data of the Company on a consolidated basis and on a restricted group basis, as defined in the indenture governing the Senior Notes. All of the Company’s subsidiaries are part of the restricted group, except its wholly owned subsidiary, Verestar, and Verestar’s subsidiaries, whose operations constitute all of our satellite and fiber network access services business segment. This restricted group data is not intended to represent an alternative measure of operating results, financial position or cash flow from operations, as determined in accordance with generally accepted accounting principles.

	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002
	Consolidated	Restricted Group (1)	Consolidated	Restricted Group (1)
Statement of Operations Data (in thousands):
Operating revenues	$257,381	$198,167	$510,872	$393,770

Operating expenses:
Rental and management	58,650	58,650	117,396	117,396
Network development services	55,503	55,503	114,944	114,944
Satellite and fiber network access services	58,631		116,099
Depreciation and amortization	96,214	84,879	187,803	164,517
Restructuring expense	12,304	3,304	16,069	6,519
Corporate general and administrative expense	6,474	6,474	13,303	13,303
Net loss on sale of assets	5,017	5,017	1,311	1,311
Development expense	1,030	1,030	3,479	3,479

Total operating expenses	293,823	214,857	570,404	421,469

Loss from operations	(36,442)	(16,690)	(59,532)	(27,699)
Interest income, TV Azteca, net	3,471	3,471	6,900	6,900
Interest income	787	783	1,871	1,827
Interest expense	(69,495)	(66,649)	(137,053)	(131,570)
Loss on investments and other expense	(18,199)	(17,808)	(24,082)	(19,356)
Loss on term loan cancellation			(7,231)	(7,231)
Minority interest in net earnings of subsidiaries	(491)	(491)	(734)	(734)

Loss from continuing operations before income taxes	$(120,369)	$(97,384)	$(219,861)	$(177,863)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

	June 30, 2002
	Consolidated	Restricted Group
Balance Sheet Data (in thousands):
Cash and cash equivalents	$29,471	$25,777
Restricted cash	47,470	47,470
Property and equipment, net	3,237,943	2,931,381
Total assets	6,110,310	5,676,476
Long-term obligations, including current portion	3,624,901	3,501,997
Net debt(2)	3,547,960	3,428,750
Total stockholders’ equity	2,142,903	2,142,903

(1)
Corporate overhead allocable to Verestar and interest expense related to intercompany borrowings by Verestar (unrestricted subsidiary) have not been excluded from results shown for the restricted group.

(2)	Net debt represents long-term obligations, including current portion, less cash and cash equivalents and restricted cash.

12.    Comprehensive Loss

Other comprehensive loss consists primarily of foreign currency translation adjustments, derivative instruments accounted for as cash flow hedges, and the impact of the Company’s adoption of SFAS No. 133 discussed in note 7. The components of the Company’s comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(101,168)	$(103,940)	$(735,558)	$(175,447)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	2,469	(156)	2,005	(156)
Derivative instruments:
Net change in fair value of cash flow hedges	(3,911)	(387)	(5,268)	(8,419)
Amounts reclassified into results of operations	4,930	653	10,404	538

Comprehensive loss before cumulative effect adjustment	(97,680)	(103,830)	(728,417)	(183,484)
Cumulative effect adjustment recorded upon the adoption of SFAS No. 133 (net of income tax benefit of $4,227)				(7,852)

Comprehensive loss	$(97,680)	$(103,830)	$(728,417)	$(191,336)

13.     Commitments and Contingencies

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending which would, in the event of an adverse outcome, have a material impact on the Company’s consolidated financial position, the results of its operations or liquidity.

ATC Separation—The Company was a wholly-owned subsidiary of American Radio Systems Corporation (American Radio) until consummation of the spin-off of the Company from American Radio on June 4, 1998 (the ATC Separation). On June 4, 1998, the merger of American Radio and a subsidiary of CBS Corporation (CBS) was consummated. As a result of the merger, all of the outstanding shares of the Company’s common stock owned by American Radio were distributed or reserved for distribution to American Radio securityholders, and the Company ceased to be a subsidiary of, or to be otherwise affiliated with, American Radio. Furthermore, from that day forward the Company began operating as an independent publicly traded company.

As part of the ATC Separation, the Company was required to reimburse CBS for certain tax liabilities incurred by American Radio as a result of the transaction. Upon completion of the final American Radio tax filings, a calculation of the total tax payments due to CBS was performed and approved by both the Company and CBS. The Company continues to be obligated to indemnify CBS and American Radio for certain tax matters affecting American Radio prior to the ATC Separation. As of June 30, 2002, no material matters covered under this indemnification have been brought to the Company’s attention.

Tower Acquisitions—As of June 30, 2002, the Company is party to agreements relating to the acquisition of assets for a purchase price of approximately $7.5 million.

14.    Net Loss on Sale of Assets

The Company sold approximately 191 and 456 towers during the three and six months ended June 30, 2002, respectively, for proceeds of approximately $2.4 million and $20.0 million, respectively. As a result of these transactions, the Company recognized a net loss of $5.0 million for the three months ended June 30, 2002 and a net loss of $1.3 million for the six months ended June 30, 2002.

15.    Voluntary Option Exchange

As a result of a voluntary option exchange program in the fourth quarter of 2001, the Company accepted for surrender options to purchase an aggregate of 3,471,211 shares of Class A common stock and agreed to issue options to purchase 2,314,140 shares of Class A common stock in the second quarter of 2002 with an exercise price equal to the fair market value of the Class A common stock on the date of the grant. The program, which was offered to both full and part-time employees, excluding most of the Company’s executive officers, called for the grant (at least six months and one day from the surrender date) of new options exercisable for two shares of Class A common stock for every three shares of Class A common stock issuable upon exercise of a surrendered option. In May 2002, the Company issued 2,077,612 options to eligible employees with an exercise price equal to the fair market value of the Class A common stock on the date of grant of $3.84 per share. No options were granted to employees who participated in the exchange offer during the interim period.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “should,” “would,” “could” or “may,” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth below under the caption “Factors That May Affect Future Results.” Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, as well as our 2001 Form 10-K, including the information set forth under the heading “Critical Accounting Policies.”

The Company operates in three business segments: rental and management, network development services (Services) and satellite and fiber network access (SFNA). Management focuses on segment profit (loss) as a means to measure operating performance in these business segments. We define segment profit (loss) as segment revenues less segment operating expenses excluding depreciation and amortization, restructuring expense, corporate general and administrative expense, net loss on sale of assets and development expense. Segment profit (loss) for the rental and management segment includes interest income, TV Azteca, net.

The condensed consolidated statements of operations herein have been adjusted for all periods presented to reflect the results of operations for our discontinued components operations (previously included in the network development services segment) as discontinued operations (see note 4).

Results of Operations

Three Months Ended June 30, 2002 and 2001 (dollars in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percentage Increase (Decrease)
	2002	2001
Revenues:
Rental and management	$135,484	$106,493	$28,991	27%
Network development services	62,683	84,172	(21,489)	(26)
Satellite and fiber network access services	59,214	56,046	3,168	6

Total revenues	257,381	246,711	10,670	4

Operating Expenses:
Rental and management	58,650	51,547	7,103	14
Network development services	55,503	73,248	(17,745)	(24)
Satellite and fiber network access services	58,631	57,801	830	1
Depreciation and amortization	96,214	99,797	(3,583)	(4)
Restructuring expense	12,304		12,304	N/A
Corporate general and administrative expense	6,474	6,407	67	1
Net loss on sale of assets	5,017		5,017	N/A
Development expense	1,030	2,557	(1,527)	(60)

Total operating expenses	293,823	291,357	2,466	1

Interest income, TV Azteca, net of $373 and $291 of interest expense, respectively	3,471	3,582	(111)	(3)
Interest income	787	10,336	(9,549)	(92)
Interest expense	69,495	70,061	(566)	(1)
Loss on investments and other expense	18,199	27,952	(9,753)	(35)
Minority interest in net earnings (losses) of subsidiaries	491	(61)	552	905
Income tax benefit	36,111	27,634	8,477	31
Discontinued operations, net	16,910	2,894	14,016	484

Net loss	$(101,168)	$(103,940)	$(2,772)	(3)%

Total Revenues

Total revenues for the three months ended June 30, 2002 were $257.4 million, an increase of $10.7 million from the three months ended June 30, 2001. The increase resulted from an increase in rental and management revenues of $29.0 million and satellite and fiber network access services revenues of $3.2 million, offset by a decrease in network development services revenues of $21.5 million.

Rental and Management Revenue

Rental and management revenue for the three months ended June 30, 2002 was $135.5 million, an increase of $29.0 million from the three months ended June 30, 2001. The increase resulted primarily from two factors: the leasing activity on towers acquired and constructed subsequent to July 1, 2001 and increased same tower revenue on towers that existed as of April 1, 2001. Our acquisition, construction and leasing activity since April 1, 2001 has significantly increased our rental and management revenue and the scope, depth and strength of our national and international tower portfolio, providing us with a much larger base of rental and management revenue in the second quarter 2002 as compared to the second quarter 2001. Specifically, from the period July 1, 2001 to June 30, 2002, we acquired approximately 1,100 towers and constructed more than 760 towers. Additionally, during that same period, we added approximately 4,600 broadband equivalent tenants (net of cancellations and build-to-suit tenants) to both newly acquired/constructed and existing towers.

We continue to believe that our leasing revenues, which comprise our core business, are likely to grow at a much more rapid rate than revenues from other segments of our business because of increasing utilization of existing tower capacity, and, to a lesser extent, recent acquisitions and build-to-suit and other construction activities. In addition, we also believe that the majority of our leasing activity will continue to come from broadband-type customers.

Services Revenue

Network development services revenue for the three months ended June 30, 2002 was $62.7 million, a decrease of $21.5 million from the three months ended June 30, 2001. The decrease in revenues during the three months ended June 30, 2002 resulted from decreases in revenue related to construction management, installation, tower maintenance services and radio frequency engineering services, primarily driven by a downturn in the telecommunications industry.

Satellite and Fiber Network Access Services Revenue

Satellite and fiber network access services revenue for the three months ended June 30, 2002 was $59.2 million, an increase of $3.2 million from the three months ended June 30, 2001. The increase in revenue was primarily due to growth in voice revenue, partially offset by the continued erosion of the second and third tier telecom customer base, as well as a general decline in the telecommunications segment. We expect our loss of second and third tier telecom customers to continue throughout 2002 as we seek to shift our revenue base to higher quality customers.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2002 were $293.8 million, an increase of $2.5 million from the three months ended June 30, 2001. The majority of the increase was comprised of increased expenses related to growth within our rental and management and satellite and fiber network access segments of $7.1 million and $0.8 million, respectively, as well as increases in restructuring expense of $12.3 million and net loss on sale of assets of $5.0 million. These increases were offset by a decrease in expenses within our network development services segment of $17.7 million and decreases in depreciation and amortization and development expenses of $3.6 million and $1.5 million, respectively. See additional discussion below.

Rental and Management Expense/Segment Profit

Rental and management expense for the three months ended June 30, 2002 was $58.7 million, an increase of $7.1 million from the three months ended June 30, 2001. The majority of the increase resulted from incremental operating expenses incurred in the three months ended June 30, 2002 for the more than 1,800 towers that were acquired or constructed from the period July 1, 2001 to June 30, 2002, as discussed above. The balance of the increase reflects higher operating expenses for the three months ended June 30, 2002 related to towers that existed as of June 30, 2001, due to a full quarter of inclusion in our results of operations in 2002.

Rental and management segment profit for the three months ended June 30, 2002 was $80.3 million, an increase of $21.8 million from the three months ended June 30, 2001. The increase resulted primarily from increased revenue, as discussed above, coupled with cost reduction efforts in development and administrative functions as a result of our restructuring initiatives.

Services Expense/Segment Profit

Network development services expense for the three months ended June 30, 2002 was $55.5 million, a decrease of $17.7 million from the three months ended June 30, 2001. The decrease is primarily due to an overall decline in demand for the services performed by this segment, as discussed above, coupled with decreases in overhead and related infrastructure costs.

Network development services segment profit for the three months ended June 30, 2002 was $7.2 million, a decrease of $3.7 million from the three months ended June 30, 2001. The decrease resulted primarily from a decline in revenue, as discussed above, partially offset by a reduction in overhead and infrastructure costs as a result of restructuring initiatives that were implemented in the fourth quarter of 2001.

Satellite and Fiber Network Access Services Expense/Segment Profit/(Loss)

Satellite and fiber network access services expense for the three months ended June 30, 2002 was $58.6 million, an increase of $0.8 million from the three months ended June 30, 2001. The primary reason for the increase relates to additional bad debt expense associated with the erosion of the second and third tier telecom customer base, as well as additional costs associated with the growth in voice revenues. These increases are partially offset by reductions in transponder capacity expenses attributable to vendor renegotiations and contract terminations.

SFNA segment profit for the three months ended June 30, 2002 was $0.6 million, an increase of $2.4 million from the segment loss of $1.8 million for the three months ended June 30, 2001. The increase is primarily a result of increased revenues from the voice business, partially offset by additional bad debt expense associated with the erosion of the second and third tier telecom customer base.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2002 was $96.2 million, a decrease of $3.6 million from the three months ended June 30, 2001. The net decrease reflects a reduction in amortization expense of approximately $24.0 million related to the Company’s adoption of SFAS No. 142, partially offset by an increase in depreciation and amortization related to its acquisition/construction of approximately $778.1 million of property and equipment and intangible assets from the period July 1, 2001 to June 30, 2002. The adoption of SFAS No. 142 is expected to reduce the Company’s 2002 annual amortization expense by approximately $96.0 million.

Restructuring expense

In November 2001, the Company announced a restructuring of its organization to include a reduction in the scope of its tower development and acquisition activities and the centralization of certain operating and administrative functions. During the first quarter of 2002, the Company progressed in implementing these restructuring initiatives related to the consolidation of operations. In addition, during the second quarter of 2002, the Company’s SFNA segment announced and began implementing initiatives aimed at reducing infrastructure costs, consolidating transponder space and renegotiating certain transponder agreements. During this period, the Company incurred employee separation costs associated with the termination of approximately 185 employees (primarily development and administration), as well as office lease termination costs, office closing costs and costs associated with terminating transponder leases. As a result, the Company recorded approximately $12.3 million of restructuring expense during the three months ended June 30, 2002. No similar charges were incurred for the same period in 2001.

These initiatives are expected to continue throughout the third quarter of 2002 and the Company expects to incur additional restructuring expense of approximately $3.0 million to $5.0 million during that period.

Corporate General and Administrative Expense

Corporate general and administrative expense for the three months ended June 30, 2002 was $6.5 million, an increase of $0.1 million from the three months ended June 30, 2001. The majority of the increase reflects increased information technology and personnel costs related to supporting the Company’s corporate structure.

Net Loss on Sale of Assets

The Company sold approximately 191 towers during the three months ended June 30, 2002 for proceeds of $2.4 million and recognized a net loss on sale of assets of approximately $5.0 million. No similar transactions were consummated in the same period in 2001.

Development Expense

Development expense for the three months ended June 30, 2002 was $1.0 million, a decrease of $1.5 million from the three months ended June 30, 2001. The majority of the decrease results from reduced tower site data gathering and acquisition costs in the three months ended June 30, 2002, which relates directly to our diminished acquisition and development related activities.

Interest Income

Interest income for the three months ended June 30, 2002 was $0.8 million, a decrease of $9.5 million from the three months ended June 30, 2001. The decrease relates primarily to a decrease in interest earned on invested cash on-hand.

Interest Expense

Interest expense for the three months ended June 30, 2002 was $69.5 million, a decrease of $0.6 million from the three months ended June 30, 2001. The decrease resulted primarily from a net decrease in interest rates related to our credit facilities, offset by a decrease in capitalized interest.

Loss on Investments and Other Expense

Loss on investments and other expense for the three months ended June 30, 2002 was $18.2 million, a decrease of $9.8 million from the three months ended June 30, 2001. The decrease resulted from a reduction in losses on cost and equity investments of approximately $12.9 million, offset by increased foreign currency transaction losses related to our Mexican subsidiary of approximately $3.1 million.

Income Tax Benefit

The income tax benefit for the three months ended June 30, 2002 was $36.1 million, an increase of $8.5 million from the three months ended June 30, 2001. The increase resulted primarily from an increase in our pre-tax loss before consideration of goodwill amortization. The effective tax rate differs in both periods from the statutory rate primarily due to the valuation allowance related to our state net operating loss carryforwards and the effect of certain non-deductible items. In 2001, the statutory rate was also impacted by non-deductible goodwill being expensed for book purposes. The increase in the effective tax rate of 30.0% for the three months ended June 30, 2002 as compared to 21.5% for the three months ended June 30, 2001 is the result of ceasing amortization of goodwill (the majority of which was non-deductible for tax purposes) in 2002.

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At June 30, 2002, the Company has provided a valuation allowance primarily related to state net operating loss carryforwards. The Company has not provided a valuation allowance for the remaining deferred tax assets, primarily federal net operating loss carryforwards, as management believes that the Company will have sufficient time to realize these assets during the carryforward period.

The ultimate realization of these deferred tax assets depends on our ability to generate sufficient taxable income in the future. Based on our current outlook of future taxable income during the carryforward period, we believe our net deferred tax asset will be realized. If we are unable to generate sufficient taxable income in the future, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

The recoverability of our net deferred tax asset has been assessed utilizing stable state (no growth) projections, based on our current operations. The projections show a significant decrease in depreciation and interest expense in the latter years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first 15 years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, or material asset sales or other non-routine transactions.

Discontinued Operations, Net

In the second quarter of 2002, the Company committed to dispose of substantially all of the assets related to several of our components businesses, including MTS Components (MTS), (effective June 30, 2002). Accordingly, the Company presented the results of these operations, ($1.0 million and $2.9 million, net of tax), as a component of “discontinued operations, net” in the accompanying statements of operations for the three months ended June 30, 2002 and 2001, respectively.

The Company has also presented the loss that it expects to incur upon disposition, ($16.0 million, net of a tax benefit of $8.6 million), as a component of discontinued operations in the accompanying statement of operations for the three months ended June 30, 2002. The Company closed on the sale of these operations on July 30, 2002 for a purchase price of approximately $31.6 million, subject to a working capital adjustment.

Six Months Ended June 30, 2002 and 2001 (dollars in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percentage Increase (Decrease)
	2002	2001
Revenues:
Rental and management	$265,806	$197,704	$68,102	34%
Network development services	127,964	177,477	(49,513)	(28)
Satellite and fiber network access services	117,102	120,789	(3,687)	(3)

Total revenues	510,872	495,970	14,902	3

Operating Expenses:
Rental and management	117,396	97,137	20,259	21
Network development services	114,944	156,587	(41,643)	(27)
Satellite and fiber network access services	116,099	114,114	1,985	2
Depreciation and amortization	187,803	191,738	(3,935)	(2)
Restructuring expense	16,069		16,069	N/A
Corporate general and administrative expense	13,303	11,534	1,769	15
Net loss on sale of assets	1,311		1,311	N/A
Development expense	3,479	5,302	(1,823)	(34)

Total operating expenses	570,404	576,412	(6,008)	(1)

Interest income, TV Azteca, net of $746 and $583 of interest expense, respectively	6,900	7,120	(220)	(3)
Interest income	1,871	22,971	(21,100)	(92)
Interest expense	137,053	136,740	313
Loss on investments and other expense	24,082	31,177	(7,095)	(23)
Loss on term loan cancellation	7,231		7,231	N/A
Minority interest in net earnings (losses) of subsidiaries	734	(3)	737	24,567
Income tax benefit	65,704	49,719	15,985	32
Discontinued operations, net	17,718	6,901	10,817	157
Extraordinary loss on extinguishment of debt, net	1,065		1,065	N/A
Cumulative effect of change in accounting principle, net	562,618		562,618	N/A

Net loss	$(735,558)	$(175,447)	$560,111	319%

Total Revenues

Total revenues for the six months ended June 30, 2002 were $510.9 million, an increase of $14.9 million from the six months ended June 30, 2001. The increase resulted primarily from an increase in rental and management revenues of $68.1 million, offset by decreases in satellite and fiber network access services revenues of $3.7 million and network development services revenues of $49.5 million.

Rental and Management Revenue

Rental and management revenue for the six months ended June 30, 2002 was $265.8 million, an increase of $68.1 million from the six months ended June 30, 2001. The increase resulted primarily from two factors: the leasing activity on towers acquired and constructed subsequent to July 1, 2001 and increased same tower revenue on towers that existed as of January 1, 2001. Our acquisition, construction and leasing activity since January 1, 2001 has significantly increased our rental and management revenue and the scope, depth and strength of our national and international tower portfolio, providing us with a much larger base of rental and management revenue in the six month period ended June 30, 2002 as compared to the six months ended June 30, 2001. Specifically, from the period July 1, 2001 to June 30, 2002, we acquired approximately 1,100 towers and constructed more than 760 towers. Additionally, during that same period, we added approximately 5,400 broadband equivalent tenants to both newly acquired/constructed and existing towers.

Network Development Services Revenue

Network development services revenue for the six months ended June 30, 2002 was $128.0 million, a decrease of $49.5 million from the six months ended June 30, 2001. The decrease in revenues during the six months ended June 30, 2002 resulted from decreases in revenue related to construction management, installation, tower maintenance services and radio frequency engineering services, primarily driven by a downturn in the telecommunications industry.

Satellite and Fiber Network Access Services Revenue

Satellite and fiber network access services revenue for the six months ended June 30, 2002 was $117.1 million, a decrease of $3.7 million from the six months ended June 30, 2001. The decrease in revenue was primarily due to the loss of many second and third tier telecom customers, as well as a general decline in the telecommunications segment. This decrease is partially offset by growth in voice revenue. We expect our loss of second and third tier telecom customers to continue throughout 2002 as we seek to shift our revenue base to higher quality customers.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2002 were $570.4 million, a decrease of $6.0 million from the six months ended June 30, 2001. The majority of the decrease related to a decrease in expenses within our network development services segment of $41.6 million, as well as decreases in depreciation and amortization and development expenses of $3.9 million and $1.8 million, respectively. These decreases were offset by increases in expenses within our rental and management and satellite and fiber network access services segments of $20.3 million and $2.0 million, respectively, as well as increases in restructuring and corporate and general administrative expenses of $16.1 million and $1.8 million, respectively, and net loss on sale of assets of $l.3 million. See additional discussion below.

Rental and Management Expense/Segment Profit

Rental and management expense for the six months ended June 30, 2002 was $117.4 million, an increase of $20.3 million from the six months ended June 30, 2001. The majority of the increase resulted from incremental operating expenses incurred in the six months ended June 30, 2002 for the more than 1,800 towers that were acquired or constructed from the period July 1, 2001 to June 30, 2002, as discussed above. The balance of the increase reflects higher operating expenses for the six months ended June 30, 2002 related to towers that existed as of June 30, 2001, due to a full six months of inclusion in our results of operations in 2002.

Rental and management segment profit for the six months ended June 30, 2002 was $155.3 million, an increase of $47.6 million from the six months ended June 30, 2001. The increase is primarily a result of increased revenue, as discussed above, coupled with cost reduction efforts in development and administrative functions as a result of our restructuring initiatives.

Network Development Services Expense/Segment Profit

Network development services expense for the six months ended June 30, 2002 was $114.9 million, a decrease of $41.6 million from the six months ended June 30, 2001. The decrease is primarily due to an overall decline in demand, as discussed above, coupled with decreases in overhead and related infrastructure costs.

Network development services segment profit for the six months ended June 30, 2002 was $13.0 million, a decrease of $7.9 million from the six months ended June 30, 2001. The decrease is primarily a result of a decrease in revenue, as discussed above, related to the downturn in the telecommunications industry.

Satellite and Fiber Network Access Services Expense/Segment Profit

Satellite and fiber network access services expense for the six months ended June 30, 2002 was $116.1 million, an increase of $2.0 million from the six months ended June 30, 2001. The primary reason for the increase relates to additional bad debt expense associated with the erosion of the second and third tier telecom customer base, as well as additional costs associated with growth in voice revenues. These increases are partially offset by reductions in transponder capacity expenses attributable to vendor renegotiations and contract terminations.

SFNA segment profit for the six months ended June 30, 2002 was $1.0 million, a decrease of $5.7 million from the six months ended June 30, 2001. The decrease resulted primarily from decreased revenue due to the loss of second and third tier telecom customers, which exceeded the increased revenue generated by voice customers, as well as additional bad debt expense associated with the erosion of the second and third tier telecom customer base.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2002 was $187.8 million, a decrease of $3.9 million from the six months ended June 30, 2001. The net decrease reflects a reduction in amortization expense of approximately $48.0 million related to the Company’s adoption of SFAS No. 142, partially offset by an increase in depreciation and amortization related to its acquisition/construction of approximately $778.1 million of property and equipment and intangible assets from the period July 1, 2001 to June 30, 2002. The adoption of SFAS No. 142 is expected to reduce the Company’s 2002 annual amortization expense by approximately $96.0 million.

Restructuring expense

In November 2001, the Company announced a restructuring of its organization to include a reduction in the scope of its tower development and acquisition activities and the centralization of certain operating and administrative functions. During the six months ended June 30, 2002, the Company progressed in implementing these restructuring initiatives related to the consolidation of operations. In addition, during the second quarter of 2002, the Company’s SFNA segment announced and began implementing initiatives aimed at reducing infrastructure costs, consolidating transponder space and renegotiating certain transponder agreements. As a result of these 2002 initiatives, the Company incurred employee separation costs associated with the termination of approximately 370 employees (primarily development and administration), as well as office lease termination costs, office closing costs and costs associated with terminating transponder leases. The Company recorded approximately $16.1 million of restructuring expense during the six months ended June 30, 2002. No similar charges were incurred for the same period in 2001.

These initiatives are expected to continue throughout the third quarter of 2002 and the Company expects to incur additional restructuring expense of approximately $3.0 million to $5.0 million during that period.

Corporate General and Administrative Expense

Corporate general and administrative expense for the six months ended June 30, 2002 was $13.3 million, an increase of $1.8 million from the six months ended June 30, 2001. The majority of the increase reflects increased information technology and personnel costs related to supporting the Company’s corporate structure.

Net loss on sale of assets

The Company sold approximately 456 towers during the six months ended June 30, 2002 for proceeds of approximately $20.0 million and recognized a net loss on sale of assets of approximately $1.3 million. No similar transactions were consummated during the same period in 2001.

Development Expense

Development expense for the six months ended June 30, 2002 was $3.5 million, a decrease of $1.8 million from the six months ended June 30, 2001. The majority of the decrease results from reduced tower site data gathering and acquisition costs as a result of our diminished acquisition and development related activities, offset by increased abandoned acquisition costs.

Interest Income

Interest income for the six months ended June 30, 2002 was $1.9 million, a decrease of $21.1 million from the six months ended June 30, 2001. The decrease relates primarily to a decrease in interest earned on invested cash on-hand.

Interest Expense

Interest expense for the six months ended June 30, 2002 was $137.1 million, an increase of $0.3 million from the six months ended June 30, 2001. The increase resulted primarily from an increase in interest expense on our senior notes which were issued in late January 2001, partially offset by a net decrease in interest expense on our credit facilities.

Loss on Investments and Other Expense

Loss on investments and other expense for the six months ended June 30, 2002 was $24.1 million, a decrease of $7.1 million from the six months ended June 30, 2001. The decrease resulted primarily from a reduction in losses on cost and equity investments of $9.5 million, partially offset by increased foreign currency transaction losses related primarily to our Mexican subsidiary.

Loss on Term Loan Cancellation

In January 2002, the Company terminated the $250.0 million multi-draw term loan C component of its credit facility and recorded a non-cash charge of approximately $7.2 million related to the write-off of certain deferred financing fees associated with the facility for the six months ended June 30, 2002. No similar charge was incurred for the six months ended June 30, 2001.

Income Tax Benefit

The income tax benefit for the six months ended June 30, 2002 was $65.7 million, an increase of $16.0 million from the six months ended June 30, 2001. The increase resulted primarily from an increase in our pre-tax loss of approximately $49.6 million before consideration of goodwill amortization. The effective tax rate differs in both periods from the statutory rate primarily due to the valuation allowance related to our state net operating loss carryforwards and the effect of certain non-deductible items. In 2001, the statutory rate was also impacted by non- deductible goodwill being expensed for book purposes. The increase in the effective tax rate of 29.9% for the six months ended June 30, 2002 as compared to 22.8% for the six months ended June 30, 2001 is the result of ceasing amortization of goodwill (the majority of which was non-deductible for tax purposes) in 2002.

For a discussion of how the Company conducts its income tax valuation analysis, see the three months ended June 30, 2002 discussion of “Income Tax Benefit.”

Discontinued Operations, Net

In the second quarter of 2002, the Company committed to dispose of substantially all of the assets related to several of our components businesses, including MTS, (effective June 30, 2002). Accordingly, the Company presented the results of these operations, ($1.8 million and $6.9 million, net of tax), as a component of “discontinued operations, net” in the accompanying statements of operations for the six months ended June 30, 2002 and 2001, respectively.

The Company has also presented the loss that it expects to incur upon disposition, ($16.0 million, net of a tax benefit of $8.6 million), as a component of discontinued operations in the accompanying statement of operations for the six months ended June 30, 2002. The Company closed on the sale of these operations on July 30, 2002 for a purchase price of approximately $31.6 million, subject to a working capital adjustment.

Extraordinary Loss on Extinguishment of Debt, Net

In February 2002, the Company repaid the $95.0 million outstanding under its Mexican Credit Facility with borrowings under its credit facilities. As a result of such repayment, the Company recognized an extraordinary loss on extinguishment of debt of approximately $1.1 million, net of an income tax benefit of $0.6 million for the six months ended June 30, 2002. No similar loss was incurred in the six months ended June 30, 2001.

Cumulative Effective of Change in Accounting Principle, Net

As of January 1, 2002, the Company adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” As a result, the Company recognized a $562.6 million non-cash charge (net of a tax benefit of $14.4 million) as the cumulative effect of change in accounting principle related to the write-down of goodwill to its fair value. The non-cash charge was comprised of goodwill within our satellite and fiber network access services segment ($189.3 million) and network development services segment ($387.8 million). In accordance with the provisions of SFAS No. 142, the charge is reflected as of January 1, 2002 and included in our results of operations for the six months ended June 30, 2002. (See note 3 of the condensed consolidated financial statements for additional information.)

Liquidity and Capital Resources

Overview

We plan to fund our current business plan with cash generated from our operations, selective divestiture activities and nominal, if any, borrowings under our credit facilities. Historically, we have met our operational liquidity needs and interest expense related to our debt obligations primarily with internally generated funds. We have financed our tower acquisitions and construction activities with a combination of capital funds from sales of our equity and debt securities and bank borrowings.

We expect that during 2003 we will become free cash flow positive, meaning that our operating cash flows will be sufficient to meet our operational needs, interest expense and capital expenditures. We believe we will have more than sufficient liquidity and capital resources from our operating cash flows and nominal, if any, borrowings under our credit facilities to support our business plan until that occurs.

Uses of Liquidity

Our uses of liquidity include: debt service; operational needs; and capital expenditures for tower construction and acquisitions.

Debt Service.    We use a significant portion of our liquidity to pay the interest expense on our outstanding indebtedness. As of June 30, 2002, we had outstanding total long-term debt of approximately $3.6 billion, consisting of the following:

•	credit facilities-$1.5 billion;

•	senior notes-$1.0 billion; and

•	convertible notes, net of discount-$870.2 million.

•	other-$244.7 million (primarily capital leases and notes payable).

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

For more information about our long-term debt obligations, please see the information under the caption “Certain Contractual Commitments” below and under the caption “Liquidity Table for Contractual Obligations” in our Form 10-K for the year ended December 31, 2001.

Tower Construction and Acquisition Needs. We have significantly reduced our planned level of tower construction and acquisitions for 2002. As a result, we anticipate that our liquidity needs for new tower development and acquisitions for the remainder of the year will be significantly less than in previous periods.

•
Tower Construction. Our 2002 capital plan provides for total capital expenditures of approximately $165.0 million to $180.0 million, which includes towers to be built under existing build-to-suit agreements. In 2002, we plan to build between 300 and 400 towers. During the six months ended June 30, 2002, we built 196 towers, including six broadcast towers. Capital expenditures incurred in the six months ended June 30, 2002 were approximately $96.9 million, excluding approximately $34.4 million of costs accrued in 2001 and paid in 2002 related to towers constructed in 2001.

•	Tower Acquisitions. As of June 30, 2002, we were committed to make capital expenditures of approximately $7.5 million for pending acquisitions.

Sources of Liquidity and Cash Flows Summary

Our primary sources of liquidity historically have been internally generated funds from operations, borrowings under our credit facilities, proceeds from equity and debt offerings and cash on hand. We plan to fund our operational liquidity needs through internally generated funds from operations. Our tower leasing activities generate the highest profit margins and funds from operations. We believe those activities are likely to grow more rapidly than our other segments primarily because of increased utilization on existing towers.

Cash Flows Summary.     For the six months ended June 30, 2002, cash flows provided by operating activities were $32.5 million, as compared to cash used for operations of $14.3 million for the six months ended June 30, 2001. This change relates to a decrease in our overall investment in working capital, primarily decreases in accounts receivable and inventory, offset by decreases in accounts payable and accrued expenses.

For the six months ended June 30, 2002, cash flows used for investing activities were $143.6 million, as compared to $973.5 million for the six months ended June 30, 2001. The decrease is primarily due to a decrease in cash expended for acquisitions and construction activities as well as deposits, investments and other long term assets.

For the six months ended June 30, 2002, cash flows provided by financing activities were $104.7 million, as compared to $1.3 billion for the six months ended June 30, 2001. The decrease is primarily related to a reduction in the aggregate net cash inflows from bank borrowings and proceeds from the issuance of debt and equity securities.

Credit Facilities.    As of June 30, 2002, we had drawn $160.0 million on the $650.0 million revolving line of credit under our credit facilities. As of June 30, 2002, based on financial covenants, we had the ability to draw $428.0 million on this revolving line of credit. Because of existing cash on hand, our anticipated borrowing needs and the unused capacity in our credit facilities at that time, in January 2002 we chose to cancel our incremental $250.0 million term C Loan. As a result, our maximum borrowing capacity under the credit facilities was reduced from $2.25 billion to $2.0 billion.

Cash On Hand.    As of June 30, 2002, we had approximately $76.9 million in cash and cash equivalents and restricted cash. Approximately $47.5 million was restricted under our credit facilities through August 1, 2002 and was used on that date to make the scheduled interest payment on the senior notes. As of June 30, 2002, we had approximately $79.7 million of working capital, including restricted cash.

Plans to Fund Our Liquidity Needs

We plan to fund our operational liquidity needs through internally generated funds from operations. We plan to fund our capital expenditures for new tower construction and acquisitions and our interest expense through a combination of internally generated funds, selective divestiture activities and borrowings under our credit facilities. We anticipate nominal, if any, aggregate incremental borrowing needs for the remainder of 2002 and 2003. During 2003, we expect that our operating cash flows will become sufficient to fund both our capital expenditures for new tower construction and acquisitions and the interest expense on our outstanding debt. Nonetheless, we may, in the future, need to raise cash from external sources to meet our debt service obligations and to pay the principal amounts of our indebtedness when due.

We expect our cash flow needs by segment for the remainder of 2002 to be as follows (excluding cash requirements to fund debt service, as interest expense is not allocated to our segments):

Our rental and management and services segments are forecasted to generate cash flows from operations during the remainder of 2002 in excess of their cash needs for operations and capital expenditures. We expect to use the excess cash generated from these segments principally to service our debt and, to a much lesser extent, to fund the cash needs of our SFNA segment relating to its restructuring costs and capital expenditures. Our SFNA segment is forecasted to generate cash flows from its operations in excess of its cash needs for operations, but, as indicated above, will require additional cash to fund its restructuring initiatives and capital expenditures during the remainder of 2002.

We are continuing to pursue strategic transactions related to non-core business units in an effort to enhance efficiency and increase focus on our core tower operations. Proceeds from such transactions, to the extent allowable under our borrowing agreements, may be utilized to fund our operational needs, capital expenditures for tower construction and acquisitions, or debt service needs.

Certain Contractual Commitments

Below is a summary of our credit facilities, senior notes, convertible notes and certain other contractual obligations. It is qualified in its entirety by the terms of the actual agreements which are summarized. For more information about our obligations, commitments and contingencies, see our condensed consolidated financial statements herein and the accompanying notes thereto, as well as our Form 10-K for the year ended December 31, 2001 and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for principal payments and contractual maturity dates as of June 30, 2002.

Credit Facilities.    Our credit facilities provide us with a borrowing capacity of up to $2.0 billion, with the option, subject to lender approval, to increase the capacity up to an additional $500.0 million. Our principal operating subsidiaries are the borrowers under our credit facilities. Borrowings under the credit facilities are subject to compliance with certain financial ratios as described below. Our credit facilities currently include:

•	a $650.0 million revolving credit facility of which $160.0 million was drawn on June 30, 2002, maturing on June 30, 2007;

•	an $850.0 million multi-draw Term Loan A, which was fully drawn on June 30, 2002, maturing on June 30, 2007; and

•	a $500.0 million Term Loan B, which was fully drawn on June 30, 2002, maturing on December 31, 2007.

The credit facilities are scheduled to amortize quarterly commencing in March 2003. In January 2002, we terminated the $250.0 million multi-draw term loan C component of our credit facility, none of which had been drawn. As a result of this termination, in the first quarter of 2002, we recorded a non-cash charge of approximately $7.2 million related to the write-off of certain deferred financing fees. Such loss is included in “loss on term loan cancellation” in the accompanying consolidated statement of operations. As of June 30, 2002, we believe the $428.0 million available of the $490.0 million remaining under the $650.0 million revolving credit facility will be sufficient to finance our business plan.

Our credit facilities contain certain financial ratios and operational covenants and other restrictions with which the borrower subsidiaries and the restricted subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from being able to borrow more funds, but would also constitute a default. For more information about these covenants, see “Factors Affecting Sources of Liquidity—Credit Facilities.” They also restrict our ability, as the parent company of the borrower subsidiaries, to incur any debt other than that presently outstanding and refinancings of that debt. We and our restricted subsidiaries have guaranteed all of the loans. We have secured the loans by liens on substantially all assets of the borrower subsidiaries and the restricted subsidiaries and substantially all outstanding capital stock and other debt and equity interests of all of our direct and indirect subsidiaries.

9 3/8% Senior Notes.    As of June 30, 2002, we had outstanding an aggregate principal amount of  $1.0 billion of 9 3/8 % senior notes. The senior notes mature on February 1, 2009. Interest on the senior notes is payable semiannually on February 1 and August 1. The indenture governing the senior notes contains certain restrictive covenants, including restrictions on our ability to incur more debt, guarantee debt, pay dividends, make certain investments and, as in the credit facilities, use the proceeds from asset sales.

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

Holders may require us to repurchase all or any of their 6.25% convertible notes on October 22, 2006 at their principal amount, together with accrued and unpaid interest. Holders may require us to repurchase all or any of their 2.25% convertible notes on October 22, 2003 at $802.93, which is its issue price plus accreted original issue discount, together with accrued and unpaid interest. Based on the principal amount of the 2.25% notes outstanding as of June 30, 2002, we may be required to repurchase up to $216.7 million (accreted through October 22, 2003) principal amount of our 2.25% convertible notes on October 22, 2003, if all the holders exercise this put right. We may, subject to certain conditions in the applicable indenture, elect to pay the repurchase price of each series in cash or shares of Class A common stock, or any combination thereof. Our credit facilities restrict our ability to repurchase the convertible notes for cash from the proceeds of borrowings under the credit facilities or from funds from any of its borrowers. Depending on the trading price of our Class A common stock at the time of repurchase and the aggregate principal amount of the convertible notes tendering, the number of shares that we would need to issue to satisfy the aggregate repurchase price may be material.

We are currently evaluating financing alternatives with respect to these convertible notes generally and, in particular, with respect to the put right of the 2.25% convertible notes. Since we issued the convertible notes, we have successfully reduced the principal amount outstanding of these convertible notes by entering into, from time to time, a limited number of privately negotiated agreements with noteholders to induce them to convert. As a result of such conversions, we acquired $155.6 million principal amount (face) of the 2.25% convertible notes and $87.3 million of the 6.25% convertible notes during 2000 and 2001. We may seek, from time to time, to reduce further our indebtedness through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

As of June 30, 2002, the total amounts outstanding under the 2.25% and 6.25% convertible notes were $207.5 million and $212.7 million, respectively.

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

Holders may require us to repurchase all or any of the 5.0% convertible notes on February 20, 2007 at their principal amount, together with accrued and unpaid interest. We may, subject to certain conditions in the applicable indenture, elect to pay the repurchase price in cash or shares of Class A common stock or any combination thereof. Our credit facilities restrict our ability to repurchase the notes for cash from the proceeds of borrowings under the credit facilities or from funds from any of its borrowers.

The total amount outstanding under the 5.0% convertible notes as of June 30, 2002 was $450.0 million.

Other Long-Term Debt.    As of June 30, 2002, we had approximately $244.7 million of other long-term debt, including $171.5 million of capital lease obligations and $73.2 million of mortgage indebtedness.

Tower Construction and Acquisition. As of June 30, 2002, we were party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. In addition, as of June 30, 2002, we were committed to acquire various communication sites for aggregate purchase price of approximately $7.5 million.

ATC Separation.    We continue to be obligated under the ATC Separation agreement for certain tax liabilities to CBS corporation and American Radio Systems. As of June 30, 2002, no material matters covered under the indemnification have been brought to our attention. See note 13 to the condensed consolidated financial statements.

Liquidity Table For Contractual Obligations.    See the Company’s Form 10-K for the year ended December 31, 2001 for the table with respect to long term obligations as of December 31, 2001.

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

Credit Facilities.    Our credit facilities contain borrowing ratio covenants that limit our ability to borrow funds. Our credit facilities contain four financial tests:

•
a leverage ratio (Total Debt to Annualized Operating Cash Flow). As of June 30, 2002, we were required to maintain a ratio of not greater than 7.00 to 1.00, decreasing to 6.75 to 1.00 on July 1, 2002, to 6.50 to 1.00 at October 1, 2002, to 6.00 to 1.00 at April 1, 2003, to 5.25 to 1.00 at October 1, 2003, to 4.75 to 1.00 at April 1, 2004, to 4.25 to 1.00 on October 1, 2004 and to 4.00 to 1.00 at April 1, 2005 and thereafter;

•	a pro forma debt service test (Annualized Operating Cash Flow to Pro Forma Debt Service) requires us to maintain a ratio of not less than 1.10 to 1.00;

•
an interest coverage test (Annualized Operating Cash Flow to Interest Expense). As of June 30, 2002, we were required to maintain a ratio of not less than 1.50 to 1.00, increasing by 0.25 on July 1, 2002 and October 1, 2002, and by 0.50 on January 1, 2003 and January 1, 2004; and

•	a fixed charge coverage test (Annualized Operating Cash Flow to Fixed Charges) which begins in 2003 and requires us to maintain a ratio of not less than 1.0 to 1.0.

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

As of June 30, 2002, we were in compliance with these borrowing ratio covenants.

9 3/8% Senior Note Indenture.    Our senior note indenture restricts us from incurring additional debt or issuing certain types of preferred stock unless our Consolidated Debt is not greater than 7.5 times our Adjusted Consolidated Cash Flow. However, we are permitted, even if we are not in compliance with the ratio, to incur debt under our credit facilities, or renewals, refundings, replacements or refinancings of them, up to the greater of $2.65 billion or a formula based on the number of towers we own and our Non-Tower Cash Flow. Even if not in compliance with the ratio, we are also permitted to, among other things, have certain types of capital leases and to refund our convertible notes. For these purposes, Consolidated Debt means all debt, including guarantees, of our parent company and all of our restricted subsidiaries, which presently include all of them, other than Verestar and its subsidiaries, and the aggregate liquidation value of Disqualified Stock. Disqualified Stock means capital stock maturing, mandatorily redeemable, or redeemable at the holder's option, prior to 91 days after the maturity of the senior notes. Adjusted Consolidated Cash Flow is substantially similar to the definition of Annualized Operating Cash Flow, as defined in the credit facilities, except it applies to our parent company and our restricted subsidiaries.

Capital Markets.    Our ability to raise additional funds in the capital markets depends on, among other things, general economic conditions, the condition of the wireless industry, our financial performance and the state of the capital markets.

Critical Accounting Policies

In the Company’s Form 10-K for the year ended December 31, 2001, the Company’s most critical accounting policies and estimates upon which our consolidated financial statements were prepared were identified as those relating to revenue recognition, income taxes, impairment of assets and investment impairment charges. We reviewed our policies and determined that they remain our most critical accounting policies for the three and six months ended June 30, 2002. With the exception of the adoption of SFAS No. 142, we did not make any changes to those policies during the six months ended June 30, 2002.

As of January 1, 2002, the Company adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. SFAS No. 142 also requires that the Company assess whether its goodwill is impaired by performing a transitional impairment test. The impairment test is comprised of two steps. The initial step (required to be completed within six months of adopting this standard) is designed to identify potential goodwill impairment by comparing an estimate of fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. Fair value estimates were determined based on independent third party appraisals for the rental and management and SFNA segments and future discounted cash flows and market information in the services segment.

The Company completed its transitional impairment testing in the second quarter of 2002 and concluded that all of the goodwill related to its SFNA segment was impaired and that the majority of the goodwill in the services segment was impaired. As a result, the Company recognized a $526.6 million non-cash charge (net of a tax benefit of $14.4 million) related to the write-down of goodwill to its fair value. In accordance with the provisions of SFAS No. 142, the charge is reflected as of January 1, 2002 and included in the results of operations for the six months ended June 30, 2002 as the cumulative effect of a change in accounting principle.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement establishes accounting standards for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets and the related asset retirement costs. The requirements of SFAS No. 143 are effective for the Company as of January 1, 2003. The Company is currently evaluating the impact, if any, that the statement may have on its consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146 “Accounting For Costs Associated with Exit or Disposal Activities.” The statement requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of the commitment to an exit or disposal plan. The requirements of SFAS No. 146 are effective for the Company as of January 1, 2003. The Company is currently evaluating the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

Many of the factors affecting the demand for tower space, and to a lesser extent our services business, materially affect our operating results. Those factors include:

•	consumer demand for wireless services;

•	the financial condition of wireless service providers and their preference for owning rather than leasing antenna sites;

•	the ability and willingness of wireless service providers to maintain or increase their capital expenditures;

•	the growth rate of wireless communications or of a particular wireless segment;

•	the number of wireless service providers in a particular segment, nationally or locally;

•	governmental licensing of broadcast rights;

•	mergers or consolidations among wireless service providers;

•	increased use of network sharing arrangements or roaming and resale arrangements by wireless service providers;

•	delays or changes in the deployment of 3G or other technologies;

•	zoning, environmental, health and other government regulations; and

•	technological changes.

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

The existing slowdown in the economy has negatively affected the factors described under the prior heading, influencing demand for tower space and tower related services. For example, the slowdown, coupled with the deterioration of the capital markets, has caused certain wireless service providers to delay and, in certain cases, abandon expansion and upgrading of wireless networks, implementation of new systems, or introduction of new technologies. As a result, demand has also decreased for many of our network development services. The economic slowdown has also harmed, and may continue to harm, the financial condition of some wireless service providers. Many wireless service providers operate with substantial leverage and some wireless service providers, including customers of ours, have filed for bankruptcy.

Our substantial leverage and debt service obligations may adversely affect our cash flow and our ability to make payments on our debt.

We have a substantial amount of outstanding indebtedness. As of June 30, 2002, we had approximately $3.6 billion of consolidated debt. We may be required to borrow additional funds during 2002 to fund our construction program, even at the significantly reduced activity level that we anticipate, and other capital expenditures.

Our substantial leverage could have significant negative consequences, including:

•
our being unable to meet one or more of the financial ratios contained in our debt agreements or to generate cash sufficient to pay interest or principal, including periodic principal amortization payments, which events could result in an acceleration of some or all of our outstanding debt as a result of cross-default provisions;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional debt or equity financing;

•
requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures;

•	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

A significant portion of our outstanding debt bears interest at floating rates. As a result, our interest payment obligations on that debt will increase if interest rates increase.

Restrictive covenants in our credit facilities and our senior notes could adversely affect our business by limiting flexibility and causing us to breach our tower development obligations.

The indenture for our senior notes and our credit facilities contain restrictive covenants and, in the case of the credit facilities, requirements of complying with certain leverage and other financial tests. These limit our ability to take various actions, including the incurrence of additional debt, and engage in various types of transactions, including mergers and sales of assets. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, or merger and acquisition or other opportunities.

We are a party to a number of build-to-suit agreements with wireless carriers that obligate us to develop new tower sites at the direction of the wireless carrier, subject to previously agreed upon approval criteria. We may not have the ability to fund our planned level of capital expenditures with our operating cash flows until during 2003 and hence we may need to borrow under our credit facilities until then. To do so, we must comply with various financial tests. If we are not able to fund our capital expenditures through this borrowing under our credit facilities, we might have to attempt to raise money in the debt or equity capital markets. Alternatively, we would be required to dispose of assets on terms that might not be favorable to us or to curtail our construction activities. That curtailment could adversely affect us if it caused us to breach any of our build-to-suit agreements, because we could be subject to penalties, damage claims, and contract terminations.

If we issue a significant amount of shares of Class A common stock to repurchase our convertible notes, the trading price for our Class A common stock could be adversely affected.

Holders of our 2.25% convertible notes may require us to repurchase all or any of their 2.25% convertible notes on October 22, 2003 at $802.93 per note, which is its issue price plus accreted original issue discount, together with accrued and unpaid interest. We may, subject to certain conditions in the applicable indenture, elect to pay the repurchase price in cash or shares of Class A common stock, or any combination thereof. Our credit facilities restrict our ability to repurchase the convertible notes for cash from the proceeds of borrowings under the credit facilities or from funds from any of its borrowers. Based on the principal amount of the 2.25% convertible notes outstanding as of June 30, 2002, we may be required to repurchase up to $216.7 million (accreted through October 22, 2003) principal amount of our 2.25% convertible notes on October 22, 2003 if all the holders exercise this put right. Depending on the trading price of our Class A common stock at the time of repurchase and the aggregate principal amount of the 2.25% convertible notes tendering, the number of shares that we would need to issue to satisfy the aggregate repurchase price may be material. On August 13, 2002, the closing price of our Class A common stock on the New York Stock Exchange was $1.43 per share. The issuance of a large number of shares of Class A common stock, either on October 22, 2003 or prior to that date pursuant to efforts we may undertake to reduce or refinance the 2.25% convertible notes and/or our other convertible notes, may adversely affect the trading price of our Class A common stock. Our other convertible notes have similar put rights on dates in October 2006 and on February 2007. We are currently evaluating financing alternatives with respect to these convertible notes generally and, in particular, with respect to the put right of the 2.25% convertible notes.

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

Increasing competition in the satellite and fiber network access services market may adversely affect Verestar’s business.

Verestar competes with other satellite communications companies that provide similar services, as well as other communications service providers. Some of its existing and potential competitors are companies from whom Verestar currently leases satellite and fiber network access in order to provide services to its customers. Increased competition could force Verestar to reduce its fees and may limit its ability to obtain, on economical terms, services that are critical to its business. Verestar’s competitors may develop or acquire services that provide functionality similar to that provided by Verestar’s services and these competitive services may be offered at significantly lower prices or bundled with other services. Many existing and potential competitors have financial and other resources significantly greater than those available to Verestar. If Verestar cannot offset the loss of second and third tier carrier customers by adding new first tier global telecom providers and government and broadcast customers, its revenues and business prospects will be materially adversely affected.

If our chief executive officer left, we would be adversely affected because we rely on his reputation and expertise.

The loss of our chief executive officer, Steven B. Dodge, has a greater likelihood of having a material adverse effect upon us than it would on most other companies of our size because of our reliance on Mr. Dodge’s expertise. Our overall company strategy is highly dependent on the efforts of Mr. Dodge. Our ability, even when capital markets are more receptive than they presently are, to raise capital also depends significantly on the reputation of Mr. Dodge. You should be aware that we do not have an employment agreement with Mr. Dodge.

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

The development and implementation of signal combining technologies, which permit one antenna to service two different transmission frequencies and, thereby, two customers, may reduce the need for tower-based broadcast transmission and hence demand for our antenna space. Technologies that enhance spectral capacity, such as beam forming or “smart antennas” can increase the capacity at existing sites and can reduce the number of additional sites a given carrier needs to serve any given subscriber base.

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

Under various federal, state and local environmental laws, we, as an owner, lessee or operator of more than 14,000 real estate sites may be liable for the substantial costs of remediating soil and groundwater contaminated by hazardous wastes.

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

	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002
	Consolidated	Restricted Group (1)	Consolidated	Restricted Group (1)
Statement of Operations Data (in thousands):
Operating revenues	$257,381	$198,167	$510,872	$393,770

Operating expenses:
Rental and management	58,650	58,650	117,396	117,396
Network development services	55,503	55,503	114,944	114,944
Satellite and fiber network access services	58,631		116,099
Depreciation and amortization	96,214	84,879	187,803	164,517
Restructuring expense	12,304	3,304	16,069	6,519
Corporate general and administrative expense	6,474	6,474	13,303	13,303
Net loss on sale of assets	5,017	5,017	1,311	1,311
Development expense	1,030	1,030	3,479	3,479

Total operating expenses	293,823	214,857	570,404	421,469

Loss from operations	(36,442)	(16,690)	(59,532)	(27,699)
Interest income, TV Azteca, net	3,471	3,471	6,900	6,900
Interest income	787	783	1,871	1,827
Interest expense	(69,495)	(66,649)	(137,053)	(131,570)
Loss on investments and other expense	(18,199)	(17,808)	(24,082)	(19,356)
Loss on term loan cancellation			(7,231)	(7,231)
Minority interest in net earnings of subsidiaries	(491)	(491)	(734)	(734)

Loss from continuing operations before income taxes	$(120,369)	$(97,384)	$(219,861)	$(177,863)

	June 30, 2002
	Consolidated	Restricted Group
Balance Sheet Data (in thousands):
Cash and cash equivalents	$29,471	$25,777
Restricted cash	47,470	47,470
Property and equipment, net	3,237,943	2,931,381
Total assets	6,110,310	5,676,476
Long-term obligations, including current portion	3,624,901	3,501,997
Net debt(2)	3,547,960	3,428,750
Total stockholders’ equity	2,142,903	2,142,903

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

Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indenture for our senior notes, are as follows:

Tower Cash Flow, for the three months ended June 30, 2002	$80,305

Consolidated Cash Flow, for the twelve months ended June 30, 2002	$294,324
Less: Tower Cash Flow, for the twelve months ended June 30, 2002	(292,054)
Plus: four times Tower Cash Flow, for the three months ended June 30, 2002	321,220

Adjusted Consolidated Cash Flow, for the twelve months ended June 30, 2002	$323,490

Non-Tower Cash Flow, for the twelve months ended June 30, 2002	$486

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate caps, swaps and collars pursuant to our policies. All derivative financial instruments are for purposes other than trading. For the six months ended June 30, 2002, we increased our borrowings under our credit facilities by approximately $65.0 million. In March 2002 we terminated two swaps with aggregate notional amounts totaling $150.0 million. In addition, caps with total notional amounts of $365.0 million and swaps with total notional amounts of $30.0 million expired in February and March 2002, respectively. Lastly, in the second quarter of 2002, we entered into three cap agreements with total notional amounts of $375.0 million.

The following table provides information as of June 30, 2002 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate swaps, collars and caps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates.

Twelve month period ended June 30,
Principal Payments and Interest Rate Detail by Contractual Maturity Dates (in thousands)

Long-Term Debt	2003		2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$12,375		$12,343	$49,547	$43,348	$11,092	$1,986,196	$2,114,901	$1,270,515
Average Interest Rate(a)	7.84%		7.82%	7.80%	7.79%	7.78%	7.78%

Variable Rate Debt(a)	$28,000		$124,000	$217,500	$249,375	$413,625	$477,500	$1,510,000	$1,510,000
Aggregate Notional Amounts Associated with Interest Rate Swaps and Collars in Place as of
June 30, 2002 and Interest Rate Detail by Contractual Maturity Dates (in thousands)
Long-Term Debt	2003		2004	2005	2006	2007	Thereafter	Total	Fair Value
Interest Rate SWAPS
Notional Amount	$400,000	(c)	$185,000 (d)						$(14,443)
Weighted-Average Fixed Rate Payable(b)	5.59%		4.09%

Interest Rate COLLARS
Notional Amount	$327,500	(e)							$(9,707)
Weighted-Average Below Floor Rate Payable, Above Cap Rate Receivable(b)	5.96 8.27	% %

Interest Rate CAPS
Notional Amount	$375,000		$375,000 (f)						$1,191
Cap Rate	5.00%		5.00%

(a)
June 30, 2002 variable rate debt consists of our credit facilities ($1.51 billion) and fixed rate debt consists of the 2.25% and 6.25% convertible notes ($420.2 million), the 5.0% convertible notes ($450.0 million), the senior notes ($1.0 billion) and other debt of $244.7 million. Interest on the credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the Base Rate plus margin (as defined). The average interest rate in effect at June 30, 2002 for the credit facilities was 4.25%. For the six months ended June 30, 2002, the weighted average interest rate under the credit facilities was 4.45%. The 2.25% and 6.25% convertible notes each bear interest (after giving effect to the accretion of the original discount on the 2.25% convertible notes) at 6.25%. Interest on the 2.25% and 6.25% notes is payable semiannually on April 15 and October 15 of each year. The 5.0% convertible notes bear interest at 5.0% which is payable semiannually on February 15 and August 15 of each year. The senior notes bear interest at 9 3/8% which is payable semiannually on February 1 and August 1 of each year. Other debt consists of notes payable, capital leases and other obligations bearing interest at rates ranging from 7.93% to 14.25%, payable monthly.

(b)	Represents the weighted-average fixed range of interest based on contract notional amount as a percentage of total notional amounts in a given year.
(c)	Includes notional amounts of $215,000 that will expire in February 2003.
(d)	Includes notional amounts of $185,000 that will expire in November 2003.
(e)	Includes notional amounts of $95,000, $185,000 and $47,500 that will expire in July 2002 and May and June 2003, respectively.
(f)	Includes notional amounts of $125,000 and $250,000 that will expire in May and June 2004, respectively.

We maintain a portion of our cash and cash equivalents in financial instruments that are subject to interest rate risks. Due to the relatively short duration of such instruments, fluctuations in interest rates should not materially affect our financial condition or results of operations.

Our foreign operations, which primarily include Mexico and Brazil, have not been significant to date. Losses on foreign currency approximated $3.1 million for the six months ended June 30, 2002.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending which would, in the event of an adverse outcome, have a material impact on the Company’s consolidated financial position, the results of its operations or liquidity.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2002 Annual Meeting of Stockholders was held on Thursday, May 16, 2002, to consider and act upon the following matters, all of which were approved and adopted. The results of the stockholder voting were as follows:

1.
To elect seven (7) directors including two “Class A” directors to be elected by the holders of Class A common stock, voting separately as a class, for the ensuing year or until their successors are elected and qualified.

	Vote Cast For	Votes Withheld
Steven B. Dodge	214,848,809	15,702,210
Arnold L. Chavkin	228,470,631	2,080,388
Alan L. Box	228,599,123	1,951,896
Fred R. Lummis*	161,391,765	1,682,284
J. Michael Gearon, Jr	215,052,348	15,498,671
Pamela D. A. Reeve	228,849,206	1,701,813
Maggie Wilderotter*	161,369,645	1,704,404

*
In accordance with the Company’s Restated Certificate of Incorporation, the holders of Class A common stock, exclusive of all other stockholders, are entitled to elect two of the Company’s directors. Mr. Lummis and Ms. Wilderotter were nominated as the Class A directors and elected by the holders of the Class A common stock.

2.	To ratify the selection by the Board of Directors of Deloitte & Touche LLP as the Company’s independent auditors for 2002.

Votes Cast for	Votes Against	Votes Abstained
217,913,947	1,893,094	10,743,978

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Listed below are the exhibits which are filed as part of this Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K).

Exhibit No.	Description of Exhibit
99.1	Certification pursuant to 18 U.S.C. Section 1350

(b)  Reports on Form 8-K.

During the six months ended June 30, 2002, no Current Reports on Form 8-K were filed by the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: August 14, 2002	By:	/s/ BRADLEY E. SINGER
Bradley E. Singer Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)