Form 10-Q
period 2002-09-30
AMERICAN TOWER CORP /MA/
filed 2002-11-14
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2002.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

American Tower Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	65-0723837 (I.R.S. Employer Identification No.)

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

Class of Common Stock	Outstanding at November 1, 2002
Class A Common Stock	185,351,945
Class B Common Stock	7,945,399
Class C Common Stock	2,267,813

Total	195,565,157

AMERICAN TOWER CORPORATION

PART I.    FINANCIAL INFORMATION

ITEM 1.     UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited
(In Thousands, Except Share Data)

	September 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$64,860	$35,958
Restricted cash		94,071
Accounts receivable, net of allowance for doubtful accounts of $28,956 and $23,804, respectively	124,692	182,612
Prepaid and other current assets	91,818	89,645
Inventories	20,145	49,332
Costs and earnings in excess of billings on uncompleted contracts and unbilled receivables	28,007	46,453
Deferred income taxes	24,023	24,136

Total current assets	353,545	522,207

Property and equipment, net	2,989,989	3,287,573
Goodwill and other intangible assets, net	1,787,213	2,507,911
Deferred income taxes	333,589	245,215
Deposits and other long-term assets	125,467	110,598
Notes receivable	116,925	120,554
Investments	23,871	35,665

Total	$5,730,599	$6,829,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$150,881	$196,924
Accrued interest	38,010	59,492
Accrued property taxes	21,744	17,615
Billings in excess of costs on uncompleted contracts and unearned revenue	50,216	56,098
Current portion of long-term obligations	53,685	12,585

Total current liabilities	314,536	342,714

Long-term obligations	3,569,444	3,549,375
Other long-term liabilities	40,535	54,501

Total liabilities	3,924,515	3,946,590

Minority interest in subsidiaries	15,000	13,937

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock; $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock; $0.01 par value; 500,000,000 shares authorized; 185,496,542 and 185,162,631 shares issued; 185,351,945 and 185,018,034 shares outstanding, respectively	1,855	1,851
Class B Common Stock; $0.01 par value; 50,000,000 shares authorized; 7,945,399 and 8,001,769 shares issued and outstanding, respectively	79	80
Class C Common Stock; $0.01 par value; 10,000,000 shares authorized; 2,267,813 shares issued and outstanding	23	23
Additional paid-in capital	3,641,630	3,639,510
Accumulated deficit	(1,834,586)	(745,151)
Accumulated other comprehensive loss	(6,857)	(16,057)
Note receivable	(6,720)	(6,720)
Treasury stock (144,597 shares at cost)	(4,340)	(4,340)

Total stockholders’ equity	1,791,084	2,869,196

Total	$5,730,599	$6,829,723

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES:
Rental and management	$141,688	$120,032	$407,494	$317,736
Network development services	67,657	96,295	195,621	273,772
Satellite and fiber network access services	57,262	57,402	174,364	178,191

Total operating revenues	266,607	273,729	777,479	769,699

OPERATING EXPENSES:
Rental and management	58,451	58,605	175,847	155,742
Network development services	61,579	86,545	176,523	243,132
Satellite and fiber network access services	57,228	55,353	173,327	169,467
Depreciation and amortization	97,207	113,880	285,010	305,618
Corporate general and administrative expense	5,641	7,353	18,944	18,887
Restructuring expense	1,670		17,739
Development expense	1,185	1,736	4,664	7,038
Impairments and net loss on sale of long-lived assets	271,040		272,351

Total operating expenses	554,001	323,472	1,124,405	899,884

LOSS FROM OPERATIONS	(287,394)	(49,743)	(346,926)	(130,185)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $374, $289, $1,120 and $872, respectively	3,514	3,627	10,414	10,747
Interest income	766	4,593	2,637	27,564
Interest expense	(66,742)	(73,483)	(203,795)	(210,223)
Loss on investments and other expense	(5,278)	(5,082)	(29,360)	(36,259)
Loss on term loan cancellation			(7,231)
Note conversion expense		(26,336)		(26,336)
Minority interest in net earnings of subsidiaries	(639)	(19)	(1,373)	(16)

Total other expense	(68,379)	(96,700)	(228,708)	(234,523)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(355,773)	(146,443)	(575,634)	(364,708)
INCOME TAX BENEFIT	1,836	23,543	67,540	73,262

LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(353,937)	(122,900)	(508,094)	(291,446)

DISCONTINUED OPERATIONS (Note 4):
Income (loss) from operations of components division, net of income tax (provision) benefit of $(70), $(450), $853 and $(444), respectively	133	(2,038)	(1,635)	(8,939)
Loss on disposal of components division, net of income tax benefit of $40 and $8,628, respectively	(73)		(16,023)

INCOME (LOSS) ON DISCONTINUED OPERATIONS, NET	60	(2,038)	(17,658)	(8,939)

EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT, NET OF INCOME TAX BENEFIT OF $573			(1,065)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(353,877)	(124,938)	(526,817)	(300,385)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $14,438 (Note 3)			(562,618)

NET LOSS	$(353,877)	$(124,938)	$(1,089,435)	$(300,385)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS
Loss from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(1.81)	$(0.64)	$(2.60)	$(1.53)
Loss on discontinued operations		(0.01)	(0.09)	(0.05)
Extraordinary loss			(0.01)
Cumulative effect of change in accounting principle			(2.88)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(1.81)	$(0.65)	$(5.58)	$(1.58)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	195,565	193,135	195,404	190,380

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited
(In Thousands)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net loss	$(1,089,435)	$(300,385)
Cumulative effect of change in accounting principle	562,618
Other non-cash items reflected in statements of operations	551,301	343,293
Decrease (increase) in assets	54,589	(70,090)
(Decrease) increase in liabilities	(43,934)	4,121

Cash provided by (used for) operating activities	35,139	(23,061)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(155,856)	(457,543)
Payments for acquisitions, net of cash acquired	(21,651)	(688,557)
Proceeds from sale of components division and long-lived assets	39,726
Deposits, investments and other long-term assets	(16,765)	(54,397)

Cash used for investing activities	(154,546)	(1,200,497)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facilities	160,000	181,500
Proceeds from senior notes offering		1,000,000
Repayment of credit facilities and other long-term obligations	(106,672)	(77,691)
Net proceeds from equity offerings, stock options and employee stock purchase plan	910	365,684
Deferred financing costs, restricted cash and other	94,071	(51,879)

Cash provided by financing activities	148,309	1,417,614

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,902	194,056
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,958	82,038

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,860	$276,094

CASH PAID FOR INCOME TAXES	$896	$4,998

CASH PAID FOR INTEREST	$215,373	$196,586

NON-CASH TRANSACTIONS:
Change in fair value of cash flow hedges (net of tax)	$7,413	$(14,965)
Capital leases	2,028	31,853
Note receivable converted to investment	9,300	7,772
Note receivable from sale of components division	12,006
Note conversion transaction (including note conversion expense)		60,107
Issuance of common stock, warrants and options for acquisitions	1,214	7,077
Issuance of common stock for equity investment		2,464

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

Loss Per Common Share—Basic and diluted loss per common share has been computed by dividing the Company’s loss by the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2002 and 2001, potential common shares, including options, warrants and shares issuable upon conversion of the Company’s convertible notes, have been excluded from the computation of diluted loss per common share, as the effect is anti-dilutive. Potential common shares excluded from the calculation of loss per share were approximately 48.6 million for the three and nine months ended September 30, 2002 and 50.1 million for the three and nine months ended September 30, 2001.

Recent Accounting Pronouncements Adopted—As of January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Other Intangible Assets” (see note 3).

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, but retains many of its fundamental provisions. SFAS No. 144 also clarifies certain measurement and classification issues from SFAS No. 121. In addition, SFAS No. 144 supersedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB No. 30). However, SFAS No. 144 retains the requirement in APB No. 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS No. 144 excludes goodwill and other intangible assets that are not to be amortized, as the accounting for such items is prescribed by SFAS No. 142. The Company implemented SFAS No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

Accounting Pronouncements to be Implemented in the Future—In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement establishes accounting standards for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets and the related asset retirement costs. The requirements of SFAS No. 143 are effective for the Company as of January 1, 2003. The Company is currently evaluating the impact, if any, that this statement may have on its consolidated financial position or results of operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 amends or rescinds a number of authoritative pronouncements, including SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. SFAS No. 4 required that gains and losses from extinguishment of debt that were included in the determination of net income or loss be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Upon adoption of SFAS No. 145, gains and losses from extinguishment of debt will no longer be classified as extraordinary items, but rather will generally be classified as part of other income (expense) on the Company’s consolidated statement of operations. Any such gains or losses classified as extraordinary items in prior periods will be reclassified in future financial statement presentations upon the adoption of SFAS No. 145. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company will adopt the provisions of SFAS No. 145 no later than January 1, 2003.

In July 2002, the FASB issued SFAS No. 146 “Accounting For Costs Associated with Exit or Disposal Activities”. The statement requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The requirements of SFAS No. 146 are effective for exit or disposal activities initiated after January 1, 2003. The Company does not expect the impact of adopting this statement to have a material impact on its consolidated financial position or results of operations.

Reclassifications—Certain reclassifications have been made to the 2001 condensed consolidated financial statements and related notes to conform to the 2002 presentation.

2.    Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined. During the three months ended September 30, 2002, the Company recorded the following items that reduced its tax benefit and estimated annual effective tax rate:

The Company recorded a valuation allowance related to the deferred tax assets of our wholly owned subsidiary Verestar of approximately $6.0 million.

The Company recorded a $24.0 million valuation allowance in connection with its plan in the third quarter to implement a tax planning strategy to accelerate the recovery of approximately $350.0 million of federal net operating losses generated prior to 2002. The valuation allowance represents the estimated lost tax benefit in connection with implementing this strategy.

Additionally, the Company revised its estimated annual tax rate primarily to reflect the estimated lost tax benefit related to accelerating the recovery of certain federal net operating losses generated in 2002.

3.    Goodwill and Other Intangible Assets

As of January 1, 2002, the Company adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 supersedes APB No. 17, “Intangible Assets,” and requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are deemed to have a definite life will continue to be amortized over their useful lives. The adoption of this statement reduced the Company’s amortization expense and net loss by approximately $24.0 million or $0.12 per share for the three months ended September 30, 2002 and by approximately $72.0 million or $0.37 share for the nine months ended September 30, 2002. The Company expects that the adoption of SFAS No. 142 will reduce annual amortization expense for 2002 by approximately $96.0 million or $0.49 per share.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

SFAS No. 142 also required that, as of January 1, 2002, the Company assess whether its goodwill was impaired by performing a transitional impairment test. This impairment test was comprised of two steps. The initial step (required to be completed within six months of adopting this standard) was designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeded fair value, a second step was performed, which compared the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any.

The Company completed its transitional impairment testing in the second quarter of 2002 and concluded that all of the goodwill related to its satellite and fiber network access services (SFNA) segment and the majority of the goodwill in the network development services segment was impaired. As a result, the Company recognized a $562.6 million non-cash charge (net of a tax benefit of $14.4 million) related to the write-down of goodwill to its fair value. In accordance with the provisions of SFAS No. 142, the charge is reflected as of January 1, 2002 and included in the results of operations for the nine months ended September 30, 2002 as the cumulative effect of a change in accounting principle.

The Company’s reporting units (by segment) are as follows:

SFNA — The SFNA segment is a single reporting unit. The Company recorded an impairment charge of $189.3 million relating to the impairment of goodwill in this reporting unit. The fair value of this reporting unit was determined based on an independent third party appraisal.

Services — The reporting units in the Company’s services segment include Kline Iron & Steel (Kline), Specialty Constructors, Galaxy Engineering, MTS Components and Flash Technologies. The Company estimated the fair value of these reporting units utilizing future discounted cash flows and market information as to the value of each reporting unit on January 1, 2002. The Company recorded an impairment charge of $387.8 million related to the impairment of goodwill within these reporting units. Such charge included full impairment for all of the reporting units except Kline, for which only a partial impairment was recorded.

Rental and Management (RM) — The Company obtained an independent third party appraisal of the tower and rental management reporting unit that contains goodwill and determined that an impairment of goodwill was not necessary.

With the adoption of SFAS No. 142, the Company also reassessed the useful lives and residual values of all acquired intangible assets. Based on those assessments, no adjustments were made to the amortization periods or residual values of the Company’s remaining intangible assets.

The changes in the net carrying amounts of goodwill by segment for the nine months ended September 30, 2002 are as follows (in thousands):

	RM	Services	SFNA	Total
Balance as of January 1, 2002	$574,777	$394,264	$185,433	$1,154,474
Reclassifications	16,116	3,799	3,870	23,785
Transitional impairment charge		(387,753)	(189,303)	(577,056)

Balance as of September 30, 2002	$590,893	$10,310	$—	$601,203

Prior to the adoption of SFAS No. 142, the Company had approximately $1.2 billion of net goodwill that was amortized on a straight-line basis over a fifteen-year period. Had the Company accounted for goodwill in accordance with SFAS No. 142 in 2001, net loss and net loss per share for the three and nine months ended September 30, 2002 and 2001 would have been as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported loss from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(353,937)	$(122,900)	$(508,094)	$(291,446)
Add back: Goodwill amortization and acquired workforce amortization		22,184		67,166

Adjusted loss from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	(353,937)	(100,716)	(508,094)	(224,280)
Discontinued operations	60	(2,038)	(17,658)	(8,939)
Extraordinary loss			(1,065)
Cumulative effect of change in accounting principle			(562,618)

Adjusted net loss	$(353,877)	$(102,754)	$(1,089,435)	$(233,219)

Basic and diluted loss per share amounts:
Reported loss from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(1.81)	$(0.64)	$(2.60)	$(1.53)
Add back: Goodwill amortization and acquired workforce amortization		0.12		0.35

Adjusted loss per share from continuing operations before extraordinary loss and cumulative effect of a change in accounting principle	(1.81)	(0.52)	(2.60)	(1.18)
Discontinued operations		(0.01)	(0.09)	(0.05)
Extraordinary loss			(0.01)
Cumulative effect of change in accounting principle			(2.88)

Adjusted net loss per share	$(1.81)	$(0.53)	$(5.58)	$(1.23)

Summarized information about the Company’s acquired intangible assets subject to amortization is as follows (in thousands):

	As of September 30, 2002	As of December 31, 2001
Amortized intangible assets:
Acquired customer base and network location intangibles	$1,343,744	$1,425,183
Deferred financing costs	94,822	104,957
Acquired licenses and other intangibles	46,333	65,131
Acquired workforce		13,056

Subtotal	1,484,899	1,608,327
Less accumulated amortization	(298,889)	(254,890)

Amortized intangible assets, net	$1,186,010	$1,353,437

The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization of intangible assets for the three and nine months ended September 30, 2002 was approximately $31.3 million and $89.0 million, respectively. The Company expects to record estimated amortization expense of $112.4 million on its intangible assets for the twelve months ended December 31, 2002 and estimated amortization expense of $92.9 million, $92.3 million, $93.4 million, $92.8 million and $92.4 million for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

4.    Discontinued Operations

Effective June 30, 2002, the Company committed to dispose of two of its components businesses, including MTS Components (MTS). In accordance with generally accepted accounting principles, the condensed consolidated statements of operations have been adjusted for all periods presented to reflect the results of operations for this division (previously included in the network development services segment) as discontinued operations. Revenues related to the discontinued operations were approximately $6.0 million and $42.2 million for the three and nine months ended September 30, 2002, respectively, and approximately $22.5 million and $51.9 million for the three and nine months ended September 30, 2001, respectively. Pre-tax income (loss) related to the discontinued operations was approximately $0.2 million and $(2.5) million for the three and nine months ended September 30, 2002, respectively, and approximately $(1.6) million and $(8.5) million for the three and nine months ended September 30, 2001, respectively.

The Company consummated the sale of these operations on July 30, 2002 and incurred a loss on disposal of approximately $16.0 million (net of an income tax benefit of $8.6 million). Proceeds from the sale were approximately $32.0 million and consisted of approximately $20.0 million in cash and $12.0 million of notes receivable (subject to a final working capital adjustment). The notes are comprised of a $5.6 million non-interest bearing note, secured by the working capital of the sold operations and due in January 2003; and a $6.4 million unsecured note guaranteed by certain stockholders of the purchaser, bearing interest at a rate of 10% and due in July 2003. As of September 30, 2002, approximately $4.4 million remains outstanding under the non-interest bearing note and the entire amount remains outstanding under the interest bearing note.

5.    Impairments and Net Loss on Sale of Long-Lived Assets

During the nine months ended September 30, 2002, the Company recorded impairments and net loss on sale of long-lived assets of $272.4 million. The components of this charge and net loss included the following:

SFNA Impairment Charge—In September 2002, the Company recorded a non-cash impairment charge of $187.8 million related to certain long-lived assets within its SFNA segment. Pursuant to this charge, the Company reduced the net assets of its wholly owned subsidiary Verestar, which comprises the entire SFNA segment, to approximately $50.0 million. In determining the amount of this impairment charge, the Company considered estimated net proceeds to be received upon the eventual disposition of Verestar. The Company is currently evaluating alternatives with respect to the method and timing of this disposal.

Non-Core Tower Asset Impairment Charge—During the nine months ended September 30, 2002, the Company sold approximately 594 towers and recorded a non-cash impairment charge to write-down certain non-core towers that it now intends to market for sale. As a result, in the nine-month period ended September 30, 2002, the Company recorded non-cash impairment charges and net losses of approximately $44.4 million.

Construction-In-Progress Impairment Charge—In September 2002, the Company reduced the scope of its new tower construction and build plans for the remainder of 2002 and for 2003. As a result, the Company has written-off certain construction-in-progress costs associated with approximately 800 sites that it no longer plans to build. The Company recorded a non-cash impairment charge of $40.2  million related to the write-off of these sites in the third quarter of 2002.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

6.    Restructuring

In November 2001, the Company announced a restructuring of its organization to include a reduction in the scope of its tower development and acquisition activities and the centralization of certain operating and administrative functions. As of December 31, 2001, the Company had a remaining liability of $3.6 million related to these initiatives. During the second quarter of 2002, the Company’s SFNA segment announced and began implementing initiatives aimed at reducing infrastructure costs, consolidating transponder space and renegotiating certain transponder agreements. As a result of these initiatives, in the second and third quarters of 2002, the Company incurred employee separation costs associated with the termination of approximately 515 employees (primarily development and administration), as well as lease termination costs and other incremental closing costs. These costs aggregated approximately $1.7 million and $17.7 million during the three and nine months ended September 30, 2002, respectively.

In connection with the Company’s continuing cost reduction initiatives, the Company expects to incur approximately $1.0 million to $2.0 million of additional restructuring charges related to employee separation costs and facility shut-down costs in the fourth quarter of 2002.

The following table displays activity related to the accrued restructuring liability since January 1, 2002. Such liability is reflected in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets (in thousands):

	Liability as of January 1, 2002	Restructuring Expense	Cash Payments	Liability as of September 30, 2002
Restructuring costs
Employee separations	$923	$5,423	$(6,166)	$180
Lease termination (primarily transponder leases) and office closing costs	2,704	12,316	(7,117)	7,903

Total	$3,627	$17,739	$(13,283)	$8,083

There were no material changes in estimates related to the accrued restructuring liability during the three and nine months ended September 30, 2002. The Company expects to pay the balance of the employee separation liabilities in the fourth quarter of 2002 and is in the process of negotiating certain lease terminations.

7.    Inventories

Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) basis. The components of inventories are as follows (in thousands):

	September 30, 2002	December 31, 2001
Finished goods	$9,975	$11,300
Raw materials	8,876	37,387
Work in process	1,294	645

Total	$20,145	$49,332

8.    Derivative Financial Instruments

On January 1, 2001, the Company adopted the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement established accounting and reporting standards for derivative instruments. Specifically, it requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair market value of a derivative (that

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

is unrealized gains or losses) is recorded as a component of an entity’s net income or other comprehensive income, depending upon designation (as defined in the statement). The cumulative effect of adopting this statement resulted in a charge to other comprehensive loss of $7.9 million, net of tax, in the nine months ended  September 30, 2001.

As of September 30, 2002, the Company was exposed to interest rate risk relating to variable interest rates on its credit facilities. As part of its overall strategy to manage the level of exposure to the risk of interest rate fluctuations, the Company uses interest rate swaps, caps and collars, certain of which qualify and are designated as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of other comprehensive loss and subsequently reclassified into the statement of operations when the hedged transaction affects operations. The ineffective portion of the gain or loss on the derivative instrument is immediately recognized in the statement of operations. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the statement of operations in the period of change.

During the nine months ended September 30, 2002, the Company recorded an unrealized loss of approximately $8.4 million (net of a tax provision of approximately $4.5 million) in other comprehensive loss for the change in fair value of cash flow hedges and reclassified $15.8 million (net of a tax benefit of $8.5 million) into results of operations. During the nine months ended September 30, 2001, the Company recorded an unrealized loss in other comprehensive loss, excluding the charge for the cumulative effect of adopting this statement, of approximately $19.6 million (net of a tax benefit of $10.5 million) and reclassified $4.6 million (net of tax benefit of $2.5 million) into results of operations. Hedge ineffectiveness resulted in a gain of approximately $0.7 million and $1.6 million for the nine months ended September 30, 2002 and 2001, respectively, which is recorded in loss on investments and other expense in the accompanying condensed consolidated statements of operations. The Company also records the changes in fair value of its derivative instruments that are not accounted for as hedges in loss on investments and other expense. At September 30, 2002 and December 31, 2001, the fair value of the Company’s derivative instruments represented a liability of approximately $17.9 million and $35.2 million, respectively, and is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company estimates that approximately $9.9 million of derivative losses (net of tax benefit) included in other comprehensive loss will be reclassified into its statement of operations within the next twelve months.

9.    Comprehensive Loss

Other comprehensive loss consists primarily of foreign currency translation adjustments, derivative instruments accounted for as cash flow hedges and the impact of the Company’s adoption of SFAS No. 133 discussed in note 8. The components of the Company’s comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(353,877)	$(124,938)	$(1,089,435)	$(300,385)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(218)	683	1,787	527
Derivative instruments:
Net change in fair value of cash flow hedges	(3,148)	(11,152)	(8,416)	(19,572)
Amounts reclassified into results of operations	5,425	4,069	15,829	4,607

Comprehensive loss before cumulative effect adjustment	(351,818)	(131,338)	(1,080,235)	(314,823)
Cumulative effect adjustment recorded upon the adoption of SFAS No. 133 (net of income tax benefit of $4,227)				(7,852)

Comprehensive loss	$(351,818)	$(131,338)	$(1,080,235)	$(322,675)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

10.    Business Segments

The Company operates in three business segments: rental and management (RM), network development services (Services), and satellite and fiber network access services (SFNA). The RM segment provides for the leasing and subleasing of antennae sites on multi-tenant towers and other properties to a diverse range of customers primarily in the wireless communication and broadcast and other industries. The Services segment offers a broad range of services, including network design, radio frequency engineering, site acquisition, zoning, construction, lighting component parts, antenna and line installation, maintenance, tower monitoring and steel fabrication. The SFNA segment offers satellite and fiber network services to telecommunications companies, internet service providers, governmental organizations, broadcasters and maritime customers.

The accounting policies applied in compiling segment information below are similar to those described in the Company’s 2001 Annual Report on Form 10-K. In evaluating financial performance, management focuses on Operating Profit (Loss), excluding depreciation and amortization, corporate general and administrative expense, restructuring expense, development expense and impairments and net loss on sale of long-lived assets. This measure of Operating Profit (Loss) is also before interest income, interest expense, loss on investments and other expense, loss on term loan cancellation, note conversion expense and minority interest in net earnings of subsidiaries. For reporting purposes, the RM segment includes interest income, TV Azteca, net.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments as of and for the three and nine months ended September 30, 2002 and 2001 is shown in the following table. The Other column below represents amounts excluded from specific segments, such as depreciation and amortization, corporate general and administrative expense, restructuring expense, development expense, impairments and net loss on sale of long-lived assets, interest income, interest expense, loss on investments and other expense, loss on term loan cancellation, note conversion expense and minority interest in net earnings of subsidiaries. In addition, the Other column also includes corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts that have not been allocated to specific segments. The total Operating Profit (Loss) represents the Company’s loss from continuing operations before income taxes.

Three Months Ended September 30, (in thousands)	RM	Services	SFNA	Other	Total
2002
Revenues	$141,688	$67,657	$57,262		$266,607
Operating Profit (Loss)	86,751	6,078	34	$(448,636)	(355,773)
Assets	4,719,460	222,877	216,051	572,211	5,730,599
2001
Revenues	$120,032	$96,295	$57,402		$273,729
Operating Profit (Loss)	65,054	9,750	2,049	$(223,296)	(146,443)
Assets	4,783,644	785,979	631,705	717,181	6,918,509

Nine Months Ended September 30, (in thousands)	RM	Services	SFNA	Other	Total
2002
Revenues	$407,494	$195,621	$174,364		$777,479
Operating Profit (Loss)	242,061	19,098	1,037	$(837,830)	(575,634)
Assets	4,719,460	222,877	216,051	572,211	5,730,599
2001
Revenues	$317,736	$273,772	$178,191		$769,699
Operating Profit (Loss)	172,741	30,640	8,724	$(576,813)	(364,708)
Assets	4,783,644	785,979	631,705	717,181	6,918,509

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

11.    Financing Transactions

2.25% Convertible Notes—In October 1999, the Company issued 2.25% convertible notes due 2009 at an issue price of $300.1 million, representing 70.52% of their principal amount at maturity of $425.5 million. The 2.25% convertible notes are convertible into shares of Class A common stock at a conversion price of $24.00 per share. Holders may require the Company to repurchase all or any of the 2.25% convertible notes on October 22, 2003 at $802.93, which represents the issue price plus accreted original issue discount, together with accrued and unpaid interest. Based on the principal amount of the 2.25% notes outstanding as of September 30, 2002, the Company may be required to repurchase up to $216.7 million (accreted through October 22, 2003) principal amount of its 2.25% convertible notes on October 22, 2003, if all of the holders exercise this put right. The Company may, subject to certain conditions in the applicable indenture (including the condition that the Company’s Class A common stock trade on a national securities exchange or Nasdaq), elect to pay the repurchase price in cash or shares of Class A common stock, or any combination thereof. The Company’s credit facilities restrict its ability to repurchase the convertible notes for cash from the proceeds of borrowings under the credit facilities or from internally generated funds from any of the Company’s restricted subsidiaries (under its credit facilities). Depending on the trading price of the Company’s Class A common stock at the time of repurchase and the aggregate principal amount of the convertible notes tendered, the number of shares that the Company would need to issue to satisfy the aggregate repurchase price may be material and might, under the rules of the New York Stock Exchange, require shareholder approval. The Company is currently evaluating financing alternatives with respect to these convertible notes. These alternatives may involve the issuance of a significant number of shares of Class A common stock, or securities convertible into or exercisable for these shares. As of September 30, 2002, the principal amount outstanding under the 2.25% convertible notes was $209.2 million.

Credit Facilities—In October 2002, the Company amended certain provisions of the loan agreement underlying its credit facilities (see note 16).

In February 2002, the Company repaid the $95.0 million outstanding under its Mexican Credit Facility with borrowings under its domestic credit facilities. As a result of such repayment, the Company recognized an extraordinary loss on extinguishment of debt in the first quarter of 2002 of approximately $1.1 million (net of an income tax benefit of $0.6 million).

In January 2002, the Company terminated the $250.0 million multi-draw term loan C component of its credit facilities, none of which had been drawn. As a result of this termination, in the first quarter of 2002, the Company recorded a non-cash charge of approximately $7.2 million related to the write-off of certain deferred financing fees associated with this facility. Such loss is included in loss on term loan cancellation in the accompanying 2002 condensed consolidated statement of operations for the nine months ended September 30, 2002.

12.	Information Presented Pursuant to the Indenture for the Senior Notes

The following table sets forth information that is presented solely to address certain reporting requirements contained in the indenture for the Senior Notes. This information presents certain financial data of the Company on a consolidated basis and on a restricted group basis, as defined in the indenture governing the Senior Notes. As of September 30, 2002, all of the Company’s subsidiaries are part of the restricted group, except Verestar and its subsidiaries, whose operations constitute all of our SFNA segment. This restricted group data is not intended to represent an alternative measure of operating results, financial position or cash flow from operations, as determined in accordance with generally accepted accounting principles.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	Consolidated	Restricted Group (1)	Consolidated	Restricted Group (1)
Statement of Operations Data (in thousands):
Operating revenues	$266,607	$209,345	$777,479	$603,115

Operating expenses:
Rental and management	58,451	58,451	175,847	175,847
Network development services	61,579	61,579	176,523	176,523
Satellite and fiber network access services	57,228		173,327
Depreciation and amortization	97,207	76,585	285,010	241,102
Corporate general and administrative expense	5,641	5,641	18,944	18,944
Restructuring expense	1,670	1,382	17,739	7,901
Development expense	1,185	1,185	4,664	4,664
Impairments and net loss on sale of long-lived assets	271,040	83,201	272,351	84,512

Total operating expenses	554,001	288,024	1,124,405	709,493

Loss from operations	(287,394)	(78,679)	(346,926)	(106,378)
Interest income, TV Azteca, net	3,514	3,514	10,414	10,414
Interest income	766	758	2,637	2,585
Interest expense	(66,742)	(63,828)	(203,795)	(195,398)
Loss on investments and other expense	(5,278)	(5,314)	(29,360)	(24,670)
Loss on term loan cancellation			(7,231)	(7,231)
Minority interest in net earnings of subsidiaries	(639)	(639)	(1,373)	(1,373)

Loss from continuing operations before income taxes	$(355,773)	$(144,188)	$(575,634)	$(322,051)

	September 30, 2002
	Consolidated	Restricted Group
Balance Sheet Data (in thousands):
Cash and cash equivalents	$64,860	$60,669
Property and equipment, net	2,989,989	2,829,301
Total assets	5,730,599	5,514,548
Long-term obligations, including current portion	3,623,129	3,502,296
Net debt(2)	3,558,269	3,441,627
Total stockholders’ equity	1,791,084	1,791,084

(1)
Corporate overhead allocable to Verestar and interest expense related to intercompany borrowings by Verestar (unrestricted subsidiary) have not been excluded from results shown for the restricted group.

(2)	Net debt represents long-term obligations, including current portion, less cash and cash equivalents.

13.    Acquisitions

During the nine month period ended September 30, 2002, the Company acquired various communication sites for an aggregate preliminary purchase price of approximately $20.6 million. These acquisitions have been accounted for by the purchase method of accounting. The following summarizes the activity for the nine months ended September 30, 2002.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

ALLTEL transaction—In December 2000, the Company entered into an agreement to acquire the rights from ALLTEL to up to 2,193 communications towers through a fifteen-year sublease agreement. Under the agreement, the Company subleased these towers for cash and also has the option to purchase the towers at the end of the fifteen-year term. The purchase price per tower was $27,500 plus interest accrued at 3% per annum or 769 shares of the Company’s Class A common stock, at ALLTEL’s option. During the nine months ended September 30, 2002, the Company subleased 28 towers and paid ALLTEL $8.4 million, bringing the total towers closed under the agreement to 1,773 and total cash paid to ALLTEL of $532.2 million. The Company will not close on the remaining 417 towers under the sublease agreement, as permitted by the agreement. The Company has accounted for the ALLTEL transaction as a capital lease.

The unaudited pro forma results of operations for the nine months ended September 30, 2002 and 2001 are not presented for comparative purposes due to the insignificant impact of the 2002 acquisitions (as described above) on the Company’s consolidated results of operations.

As of December 31, 2001, the Company had a liability of approximately $2.8 million related to contractual obligations assumed as a result of its acquisition of InterPacket Networks in 2000. During the nine months ended September 30, 2002, the Company recorded charges against this liability of approximately $0.7 million. As of September 30, 2002, the Company has a remaining liability related to these assumed obligations of $2.1 million. This liability is reflected in accounts payable and accrued expenses the accompanying condensed consolidated balance sheets.

The Company may, on a selective, limited basis, pursue the acquisition of other properties and businesses in new and existing locations, although we have not entered into any definitive material agreements with respect to such acquisitions.

14.     Commitments and Contingencies

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on the Company’s consolidated financial position, the results of operations or liquidity.

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

As part of the ATC Separation, the Company was required to reimburse CBS for certain tax liabilities incurred by American Radio as a result of the transaction. Upon completion of the final American Radio tax filings, a calculation of the total tax payments due to CBS was performed and approved by both the Company and CBS. The Company continues to be obligated to indemnify CBS and American Radio for certain tax matters affecting American Radio prior to the ATC Separation through June 30, 2003, subject to extention of the federal and applicable state statute of limitations. As of September 30, 2002, no material matters covered under this indemnification have been brought to the Company’s attention.

Tower Acquisitions—As of September 30, 2002, the Company is party to agreements relating to the acquisition of assets for a purchase price of approximately $7.7 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

15.    Voluntary Option Exchange

In May 2002, the Company issued 2,077,612 options to eligible employees with an exercise price equal to the fair market value of the Class A common stock on the date of grant of $3.84 per share pursuant to a voluntary option exchange program in the fourth quarter of 2001. The program, which was offered to both full and part-time employees, excluding most of the Company’s executive officers, called for the grant (at least six months and one day from the surrender date) of new options exercisable for two shares of Class A common stock for every three shares of Class A common stock issuable upon exercise of a surrendered option.

16.    Subsequent Events

Credit Facilities Amendment—In October 2002, the Company amended certain provisions of the loan agreement governing its senior secured credit facilities. In consideration for the amendment, the applicable margins were increased by 50 basis points (with minimum applicable margins through September 2003) and the Company paid approximately $5.2 million to consenting lenders. The significant terms of the amendment are as follows:

•
the pro forma debt service covenant under the loan agreement (annualized operating cash flow to pro forma debt service) was reduced from a ratio of 1.10 to 1.00 to 1.00 to 1.00 for all remaining quarters beginning with the quarter ended December 31, 2002;

•
Verestar, which comprises the entire SFNA segment, is no longer a borrower and its subsidiaries are no longer restricted subsidiaries under the loan agreement. However, the lenders under the credit facilities will continue to maintain their collateral position in Verestar’s assets and Verestar will continue to be bound by certain financial covenants other than those relating to financial ratios;

•
the leverage ratio (total debt, excluding the Company’s senior notes and convertible debt, to annualized operating cash flow) was tightened. The ratio for the current period (October 1, 2002 through March 31, 2003) is now 6.00 to 1.00, decreasing to 5.50 to 1.00 on April 1, 2003, to 4.75 to 1.00 at October 1, 2003 to 4.25 to 1.00 at April 1, 2004, to 3.75 to 1.00 on October 1, 2004 and to 3.50 to 1.0 at April 1, 2005 and thereafter;

•	and certain permitted investment baskets were reduced or eliminated.

Dispositions—In October 2002, the Company entered into an agreement to sell a fourteen-story office building that it owns in Boston, Massachusetts for approximately $68.0 million. Approximately $38.0 million of the proceeds from this sale will be utilized to retire the existing mortgage, resulting in net cash proceeds to the Company of approximately $30.0 million. As the Company maintains its corporate offices within the building, it expects to sign a lease for approximately 11.5% of the building’s total office space prior to the consummation of the sale. The Company expects to consummate this transaction in the fourth quarter of 2002.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not necessarily based on historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “should,” “would,” “could” or “may,” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth below under the caption “Factors That May Affect Future Results.” Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, our 2001 Form 10-K and the information set forth under the heading “Critical Accounting Policies” in our 2001 Form 10-K.

The Company operates in three business segments: rental and management, network development services and satellite and fiber network access services. Management focuses on segment profit (loss) as a means to measure operating performance in these business segments. We define segment profit (loss) as segment revenues less segment operating expenses excluding depreciation and amortization, corporate general and administrative expense, restructuring expense, development expense and impairments and net loss on sale of long-lived assets. Segment profit (loss) for the rental and management segment includes interest income, TV Azteca, net.

The condensed consolidated statements of operations herein have been adjusted for all periods presented to reflect the results of operations for our discontinued components operations (previously included in the network development services segment) as discontinued operations (see note 4 to the condensed consolidated financial statements).

Results of Operations

Three Months Ended September 30, 2002 and 2001 (dollars in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percentage Increase (Decrease)
	2002	2001
REVENUES:
Rental and management	$141,688	$120,032	$21,656	18%
Network development services	67,657	96,295	(28,638)	(30)
Satellite and fiber network access services	57,262	57,402	(140)	N/A

Total revenues	266,607	273,729	(7,122)	(3)

OPERATING EXPENSES:
Rental and management	58,451	58,605	(154)	N/A
Network development services	61,579	86,545	(24,966)	(29)
Satellite and fiber network access services	57,228	55,353	1,875	3
Depreciation and amortization	97,207	113,880	(16,673)	(15)
Corporate general and administrative expense	5,641	7,353	(1,712)	(23)
Restructuring expense	1,670		1,670	N/A
Development expense	1,185	1,736	(551)	(32)
Impairments and net loss on sale of long-lived assets	271,040		271,040	N/A

Total operating expenses	554,001	323,472	230,529	71

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $374 and $289, respectively	3,514	3,627	(113)	(3)
Interest income	766	4,593	(3,827)	(83)
Interest expense	66,742	73,483	(6,741)	(9)
Loss on investments and other expense	5,278	5,082	196	4
Note conversion expense		26,336	(26,336)	N/A
Minority interest in net earnings of subsidiaries	639	19	620	3,263
Income tax benefit	1,836	23,543	(21,707)	(92)
(Income) loss on discontinued operations, net	(60)	2,038	2,098	103

Net loss	$(353,877)	$(124,938)	$(228,939)	183%

Total Revenues

Total revenues for the three months ended September 30, 2002 were $266.6 million, a decrease of $7.1 million from the three months ended September 30, 2001. The decrease resulted primarily from a decrease in network development services revenue of $28.6 million, offset by an increase in rental and management revenue of $21.7 million.

Rental and Management Revenue

Rental and management revenue for the three months ended September 30, 2002 was $141.7 million, an increase of $21.7 million from the three months ended September 30, 2001. The increase resulted primarily from our ability to successfully generate leasing revenue by adding tenants to towers that existed as of September 30, 2001 and to the more than 1,000 towers that we acquired or constructed subsequent to October 1, 2001. Specifically, in the twelve-month period ended September 30, 2002, we added approximately 4,600 broadband equivalent tenants (net of cancellations and build-to-suit tenants) to our towers. These additional tenants significantly increased same-tower revenue and revenue attributable to newly acquired/constructed towers.

We continue to believe that our leasing revenue, which comprises our core business, is likely to grow at a much more rapid rate than revenue from other segments of our business because of continued increases in utilization of existing tower capacity, and, to a lesser extent, construction activities. In addition, we also believe that the majority of our leasing activity will continue to come from broadband-type customers.

Services Revenue

Network development services revenue for the three months ended September 30, 2002 was $67.7 million, a decrease of $28.6 million from the three months ended September 30, 2001. The decrease in revenues during the three months ended September 30, 2002 resulted from decreases in revenue related to construction management, installation, tower maintenance services and radio frequency engineering services, primarily driven by a downturn in the telecommunications industry.

Satellite and Fiber Network Access Services Revenue

Satellite and fiber network access services revenue for the three months ended September 30, 2002 was $57.3 million, a decrease of $0.1 million from the three months ended September 30, 2001. The decrease in revenue was primarily due to the continued erosion of the second and third tier telecom customer base, as well as a general decline in the telecommunications industry, offset by increases in voice revenue. We expect our loss of second and third tier telecom customers to continue throughout the balance of 2002 as we seek to shift our revenue base to higher quality customers.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2002 were $554.0 million, an increase of $230.5 million from the three months ended September 30, 2001. The principal component of the increase was attributable to impairments and net loss on sale of long-lived assets of $271.0 million. This increase was partially offset by a decrease in expenses within our network development services segment of $25.0 million, coupled with decreases in depreciation and amortization, corporate general and administrative expense and development expense of $16.7 million, $1.7 million and $0.6 million, respectively. See additional discussion below.

Rental and Management Expense/Segment Profit

Rental and management expense for the three months ended September 30, 2002 was $58.5 million, a decrease of $0.2 million from the three months ended September 30, 2001. The decrease resulted from cost reduction efforts in development and administrative functions offset by incremental operating expenses incurred in the three months ended September 30, 2002 for the more than 1,000 towers that were acquired or constructed from the period October 1, 2001 to September 30, 2002, as discussed above.

Rental and management segment profit for the three months ended September 30, 2002 was $86.8 million, an increase of $21.7 million from the three months ended September 30, 2001. The increase resulted primarily from increased revenue, as discussed above, coupled with cost reduction efforts as a result of our restructuring initiatives.

Services Expense/Segment Profit

Network development services expense for the three months ended September 30, 2002 was $61.6 million, a decrease of $25.0 million from the three months ended September 30, 2001. The decrease is primarily due to an overall decline in demand for the services performed by this segment, as discussed above, coupled with decreases in overhead and related infrastructure costs.

Network development services segment profit for the three months ended September 30, 2002 was $6.1 million, a decrease of $3.7 million from the three months ended September 30, 2001. The decrease resulted primarily from a decline in revenue, as discussed above, partially offset by a reduction in personnel, overhead and infrastructure costs as a result of restructuring initiatives that were implemented in the fourth quarter of 2001.

Satellite and Fiber Network Access Services Expense/Segment Profit

Satellite and fiber network access services expense for the three months ended September 30, 2002 was $57.2 million, an increase of $1.9 million from the three months ended September 30, 2001. The primary reason for the increase relates to additional bad debt expense associated with the erosion of the second and third tier telecom customer base, as well as additional costs associated with growing the segment’s voice revenues. These increases are partially offset by reductions in transponder capacity expenses attributable to vendor renegotiations and contract terminations, as well as reductions in personnel costs.

SFNA segment profit for the three months ended September 30, 2002 was less than $0.1 million, a decrease of $2.0 million from the three months ended September 30, 2001. The decrease is primarily a result of additional bad debt expense associated with the erosion of the second and third tier telecom customer base, coupled with a decrease in revenue.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2002 was $97.2 million, a decrease of $16.7 million from the three months ended September 30, 2001. The net decrease reflects a reduction in amortization expense of approximately $24.0 million related to our adoption of SFAS No. 142, partially offset by an increase in depreciation and amortization related to our acquisition/construction of approximately $440.8 million of property and equipment and intangible assets from the period October 1, 2001 to September 30, 2002. The adoption of SFAS No. 142 is expected to reduce our 2002 annual amortization expense by approximately $96.0 million.

Corporate General and Administrative Expense

Corporate general and administrative expense for the three months ended September 30, 2002 was $5.6 million, a decrease of $1.7 million from the three months ended September 30, 2001. The majority of the decrease results from cost reduction efforts in administrative and information technology functions, as well as reductions in personnel costs related to our restructuring initiatives.

Restructuring expense

In November 2001, we announced a restructuring of our organization to include a reduction in the scope of our tower development and acquisition activities and the centralization of certain operating and administrative functions. During the second quarter of 2002, our SFNA segment announced and began implementing initiatives aimed at reducing infrastructure costs, consolidating transponder space and renegotiating certain transponder agreements. During the three months ended September 30, 2002, we incurred employee separation costs associated with the termination of approximately 145 employees (primarily development and administration), as well as lease termination costs and other incremental closing costs of approximately $1.7 million. No similar charges were incurred for the same period in 2001.

In connection with our continuing cost reduction initiatives, we expect to incur approximately $1.0 million to $2.0 million of additional restructuring charges related to employee separation costs and facility shut-down costs in the fourth quarter of 2002.

Development Expense

Development expense for the three months ended September 30, 2002 was $1.2 million, a decrease of  $0.6 million from the three months ended September 30, 2001. The majority of the decrease resulted from reduced tower site data gathering and acquisition costs in the three months ended September 30, 2002, which relates directly to our curtailed acquisition and development related activities in 2002.

Impairments and Net Loss on Sale of Long-Lived Assets

Impairments and net loss on sale of long-lived assets for the three months ended September 30, 2002 was  $271.0 million. The components included the following: a non-cash impairment charge of $187.8 million related to certain long-lived assets within our SFNA segment; non-cash impairment charges and net loss on sale of assets aggregating $43.0 million related to the write-down and sale of certain non-core towers; and a non-cash impairment charge of $40.2 million related to the write-off of construction-in-progress costs associated with approximately 800 sites that we no longer plan to build. No similar charges or losses were recorded during the three months ended September 30, 2001.

Interest Income

Interest income for the three months ended September 30, 2002 was $0.8 million, a decrease of $3.8 million from the three months ended September 30, 2001. The decrease related primarily to interest earned on invested cash on-hand due to a reduction in our invested cash and lower interest rates in 2002.

Interest Expense

Interest expense for the three months ended September 30, 2002 was $66.7 million, a decrease of $6.7 million from the three months ended September 30, 2001. The decrease resulted primarily from a net decrease in interest expense on our credit facilities as a result of lower interest rates.

Loss on Investments and Other Expense

Loss on investments and other expense for the three months ended September 30, 2002 was $5.3 million, an increase of $0.2 million from the three months ended September 30, 2001. The increase resulted primarily from an increase in losses on foreign currency related to our Mexican subsidiary and derivative financial instruments, offset by a decrease in losses on our cost and equity investments.

Note Conversion Expense

Note conversion expense for the three months ended September 30, 2001 was $26.3 million. In the third quarter of 2001, we acquired $82.5 million face amount ($61.6 million carrying amount) of our 2.25% convertible notes pursuant to certain exchange agreements with a limited number of noteholders, and issued 2.4 million shares of Class A common stock that the noteholders were entitled to receive based on the conversion price in the applicable indenture, plus an additional 1.5 million shares of Class A common stock to induce them to convert their holdings prior to the first scheduled redemption date. As a result of these transactions, we recorded a non-cash charge of $26.3 million, which represents the fair market value of the inducement shares. There were no such exchanges during the three months ended September 30, 2002.

Income Tax Benefit

The income tax benefit for the three months ended September 30, 2002 was $1.8 million, a decrease of $21.7 million from the three months ended September 30, 2001. The effective tax rate was essentially zero for the three months ended September 30, 2002, as compared to 17% for the three months ended September 30, 2001. During the three months ended September 30, 2002, the following items reduced our tax benefit:

•	We recorded a valuation allowance related to the deferred tax assets of our wholly owned subsidiary Verestar of approximately $6.0 million.

•
We recorded a $24.0 million valuation allowance in connection with our plan in the third quarter to implement a tax planning strategy to accelerate the recovery of approximately $350.0 million of federal net operating losses generated prior to 2002. The valuation allowance represents the estimated lost tax benefit in connection with implementing this strategy.

•	Further, we revised our estimated annual tax rate primarily to reflect the estimated lost tax benefit related to accelerating the recovery of certain federal net operating losses generated in 2002.

The effective tax rate on loss from continuing operations in 2002 differs from the statutory rate due to certain non-deductible amounts for tax purposes such as the Verestar impairment charge, valuation allowances related to state net operating losses, our tax planning strategy, certain deferred tax assets of our wholly owned subsidiary Verestar and the effects of other non deductible items. The effective tax rate in 2001 differs from the statutory rate due to the recording of valuation allowances related to state net operating losses and other non-deductible items consisting principally of goodwill amortization.

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At September 30, 2002, we have provided a valuation allowance primarily related to state net operating loss carryforwards, the lost tax benefit associated with implementing our tax planning strategy and losses associated with the Verestar impairment. We have not provided a valuation allowance for the remaining deferred tax assets, primarily federal net operating loss carryforwards, as management believes that we will have sufficient time to realize these assets during the carryforward period.

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

The recoverability of our net deferred tax asset has been assessed utilizing stable state (no growth) projections, based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first 15 years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, or material asset sales or other non-routine transactions.

Discontinued Operations, Net

Effective June 30, 2002, we committed to dispose of substantially all of the assets related to two of our components businesses, including MTS Components. Accordingly, we presented the results of these operations, ($0.1 million and $(2.0) million, net of tax), as discontinued operations, net in the accompanying statements of operations for the three months ended September 30, 2002 and 2001, respectively. We closed on the sale of these operations on July 30, 2002.

Nine Months Ended September 30, 2002 and 2001 (dollars in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percentage Increase (Decrease)
	2002	2001
REVENUES:
Rental and management	$407,494	$317,736	$89,758	28%
Network development services	195,621	273,772	(78,151)	(29)
Satellite and fiber network access services	174,364	178,191	(3,827)	(2)

Total revenues	777,479	769,699	7,780	1

OPERATING EXPENSES:
Rental and management	175,847	155,742	20,105	13
Network development services	176,523	243,132	(66,609)	(27)
Satellite and fiber network access services	173,327	169,467	3,860	2
Depreciation and amortization	285,010	305,618	(20,608)	(7)
Corporate general and administrative expense	18,944	18,887	57	N/A
Restructuring expense	17,739		17,739	N/A
Development expense	4,664	7,038	(2,374)	(34)
Impairments and net loss on sale of long-lived assets	272,351		272,351	N/A

Total operating expenses	1,124,405	899,884	224,521	25

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of $1,120 and $872 of interest expense, respectively	10,414	10,747	(333)	(3)
Interest income	2,637	27,564	(24,927)	(90)
Interest expense	203,795	210,223	(6,428)	(3)
Loss on investments and other expense	29,360	36,259	(6,899)	(19)
Loss on term loan cancellation	7,231		7,231	N/A
Note conversion expense		26,336	(26,336)	N/A
Minority interest in net earnings of subsidiaries	1,373	16	1,357	8,481
Income tax benefit	67,540	73,262	(5,722)	(8)
Discontinued operations, net	17,658	8,939	8,719	98
Extraordinary loss on extinguishment of debt, net	1,065		1,065	N/A
Cumulative effect of change in accounting principle, net	562,618		562,618	N/A

Net loss	$(1,089,435)	$(300,385)	$(789,050)	263%

Total Revenues

Total revenues for the nine months ended September 30, 2002 were $777.5 million, an increase of  $7.8 million from the nine months ended September 30, 2001. The increase resulted primarily from an increase in rental and management revenues of $89.8 million, offset by decreases in network development services revenues of $78.2 million and satellite and fiber network access services revenues of $3.8 million.

Rental and Management Revenue

Rental and management revenue for the nine months ended September 30, 2002 was $407.5 million, an increase of $89.8 million from the nine months ended September 30, 2001. The increase resulted primarily from our ability to successfully generate leasing revenue by adding tenants to towers that existed as of September 30, 2001 and to the more than 1,000 towers that we acquired or constructed subsequent to October 1, 2001. Specifically, in the twelve-month period ended September 30, 2002, we added approximately 4,600 broadband equivalent tenants (net of cancellations and build-to-suit tenants) to our towers. These additional tenants significantly increased same-tower revenue and revenue attributable to newly acquired/constructed towers.

Network Development Services Revenue

Network development services revenue for the nine months ended September 30, 2002 was $195.6 million, a decrease of $78.2 million from the nine months ended September 30, 2001. The decrease in revenues during the nine months ended September 30, 2002 resulted from decreases in revenue related to construction management, installation, tower maintenance services and radio frequency engineering services, primarily driven by a downturn in the telecommunications industry.

Satellite and Fiber Network Access Services Revenue

Satellite and fiber network access services revenue for the nine months ended September 30, 2002 was $174.4 million, a decrease of $3.8 million from the nine months ended September 30, 2001. The decrease in revenue was primarily due to the loss of many second and third tier telecom customers, as well as a general decline in the telecommunications industry. This decrease was partially offset by growth in voice revenue. We expect our loss of second and third tier telecom customers to continue throughout the balance of 2002 as we seek to shift our revenue base to higher quality customers.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2002 were $1.1 billion, an increase of $224.5 million from the nine months ended September 30, 2001. The principal component of the increase was attributable to impairments and net loss on sale of long-lived assets of $272.4 million. The remaining component of the increase was attributable to increases in expenses within our rental and management and satellite and fiber access network services segments of $20.1 million and $3.9 million, respectively, coupled with an increase in restructuring expense of $17.7 million. These increases were offset by decreases in expenses within our network development services segment of $66.6 million, as well as decreases in depreciation and amortization of $20.6 million and development expense of $2.4 million. See additional discussion below.

Rental and Management Expense/Segment Profit

Rental and management expense for the nine months ended September 30, 2002 was $175.8 million, an increase of $20.1 million from the nine months ended September 30, 2001. The majority of the increase resulted from incremental operating expenses incurred in the nine months ended September 30, 2002 for the more than 1,000 towers that were acquired or constructed from the period October 1, 2001 to September 30, 2002, as discussed above, offset by cost reduction efforts in administrative functions. The balance of the increase reflects higher operating expenses for the nine months ended September 30, 2002 related to towers that existed as of September 30, 2001 and were included in our results of operations for the full nine months of 2002.

Rental and management segment profit for the nine months ended September 30, 2002 was $242.1 million, an increase of $69.3 million from the nine months ended September 30, 2001. The increase is primarily a result of increased revenue, as discussed above, coupled with cost reduction efforts in administrative functions as a result of our restructuring initiatives, offset by operating expense increases related to towers that existed as of September 30, 2001 and were included in our results of operations for the full nine months of 2002.

Network Development Services Expense/Segment Profit

Network development services expense for the nine months ended September 30, 2002 was $176.5 million, a decrease of $66.6 million from the nine months ended September 30, 2001. The decrease is primarily due to an overall decline in demand, as discussed above, coupled with decreases in overhead and related infrastructure costs.

Network development services segment profit for the nine months ended September 30, 2002 was $19.1 million, a decrease of $11.5 million from the nine months ended September 30, 2001. The decrease is primarily a result of a decline in revenue, as discussed above, partially offset by a reduction in personnel, overhead and related infrastructure costs.

Satellite and Fiber Network Access Services Expense/Segment Profit

Satellite and fiber network access services expense for the nine months ended September 30, 2002 was $173.3 million, an increase of $3.9 million from the nine months ended September 30, 2001. The primary reason for the increase relates to additional bad debt expense associated with the erosion of the second and third tier telecom customer base, as well as additional costs associated with growing the segment’s voice revenues. These increases are partially offset by reductions in transponder capacity expenses, as well as reductions in personnel costs.

SFNA segment profit for the nine months ended September 30, 2002 was $1.0 million, a decrease of $7.7 million from the nine months ended September 30, 2001. The decrease resulted primarily from decreased revenue due to the loss of second and third tier telecom customers, as well as additional bad debt expense associated with the erosion of the second and third tier telecom customer base.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2002 was $285.0 million, a decrease of $20.6 million from the nine months ended September 30, 2001. The net decrease reflects a reduction in amortization expense of approximately $72.0 million related to the Company’s adoption of SFAS No. 142, partially offset by an increase in depreciation and amortization related to our acquisition/construction of approximately $440.8 million of property and equipment and intangible assets from the period October 1, 2001 to September 30, 2002. The adoption of SFAS No. 142 is expected to reduce the Company’s 2002 annual amortization expense by approximately $96.0 million.

Corporate General and Administrative Expense

Corporate general and administrative expense for the nine months ended September 30, 2002 and 2001 was $18.9 million. The consistent expense, despite revenue growth, results from cost reduction efforts in administrative and information technology functions, as well as reductions in personnel costs related to our restructuring initiatives.

Restructuring expense

In November 2001, we announced a restructuring of our organization to include a reduction in the scope of our tower development and acquisition activities and the centralization of certain operating and administrative functions. During the nine months ended September 30, 2002, we progressed in implementing these restructuring initiatives related to the consolidation of operations. In addition, during the second quarter of 2002, our SFNA segment announced and began implementing initiatives aimed at reducing infrastructure costs, consolidating transponder space and renegotiating certain transponder agreements. As a result of these initiatives, we incurred employee separation costs associated with the termination of approximately 515 employees (primarily development and administration), as well as lease termination costs and other incremental closing costs of approximately $17.7 million during the nine months ended September 30, 2002. No similar charges were incurred for the same period in 2001.

In connection with our continuing cost reduction initiatives, we expect to incur approximately $1.0 million to $2.0 million of additional restructuring charges related to employee separation costs and facility shut-down costs in the fourth quarter of 2002.

Development Expense

Development expense for the nine months ended September 30, 2002 was $4.7 million, a decrease of $2.4 million from the nine months ended September 30, 2001. The majority of the decrease resulted from reduced tower site data gathering and acquisition integration costs as a result of our curtailed acquisition and development related activities, offset by increased abandoned acquisition costs.

Impairments and Net Loss on Sale of Long-Lived Assets

Impairments and net loss on sale of long-lived assets for the nine months ended September 30, 2002 was $272.4 million. The components included the following: a non-cash impairment charge of $187.8 million related to certain long-lived assets within our SFNA segment; non-cash impairment charges and net loss on sale of assets aggregating $44.4 million related to the write-down and sale of certain non-core towers; and a non-cash impairment charge of $40.2 million related to the write-off of construction-in-progress costs associated with approximately 800 sites that we no longer plan to build. No similar charges or losses were recorded during the nine months ended September 30, 2001.

Interest Income

Interest income for the nine months ended September 30, 2002 was $2.6 million, a decrease of $24.9 million from the nine months ended September 30, 2001. The decrease related primarily to a decrease in interest earned on invested cash on-hand due to a reduction in our invested cash and lower interest rates in 2002.

Interest Expense

Interest expense for the nine months ended September 30, 2002 was $203.8 million, a decrease of $6.4 million from the nine months ended September 30, 2001. The decrease resulted primarily from a net decrease in interest expense on our credit facilities as a result of lower interest rates.

Loss on Investments and Other Expense

Loss on investments and other expense for the nine months ended September 30, 2002 was $29.4 million, a decrease of $6.9 million from the nine months ended September 30, 2001. The decrease resulted primarily from decreased losses on cost and equity investments, offset by increased losses on foreign currency related to our Mexican subsidiary.

Loss on Term Loan Cancellation

In January 2002, we terminated the $250.0 million multi-draw term loan C component of our credit facility and recorded a non-cash charge of approximately $7.2 million related to the write-off of certain deferred financing fees associated with the facility for the nine months ended September 30, 2002. No similar charge was incurred for the nine months ended September 30, 2001.

Note Conversion Expense

Note conversion expense for the nine months ended September 30, 2001 was $26.3 million. During 2001, we acquired $82.5 million face amount ($61.6 million carrying amount) of our 2.25% convertible notes pursuant to certain exchange agreements with a limited number of noteholders, and issued 2.4 million shares of Class A common stock that the noteholders were entitled to receive based on the conversion price in the indenture, plus an additional 1.5 million shares of Class A common stock to induce them to convert their holdings prior to the first scheduled redemption date. As a result of these transactions, we recorded a non-cash charge of $26.3 million, which represents the fair market value of the inducement shares. There were no such exchanges during the nine months ended September 30, 2002.

Income Tax Benefit

The income tax benefit for the nine months ended September 30, 2002 was $67.5 million, a decrease of $5.7 million from the nine months ended September 30, 2001. The effective tax rate was 11.7% for the nine months ended September 30, 2002, as compared to 20.0% for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the following items reduced our tax benefit:

•	We recorded a valuation allowance related to the deferred tax assets of our wholly owned subsidiary Verestar of approximately $6.0 million.

•
We recorded a $24.0 million valuation allowance in connection with our plan in the third quarter to implement a tax planning strategy to accelerate the recovery of approximately $350.0 million of federal net operating losses generated prior to 2002. The valuation allowance represents the estimated lost tax benefit in connection with implementing this strategy.

•	Further, we revised our estimated annual tax rate primarily to reflect the estimated lost tax benefit related to accelerating the recovery of certain federal net operating losses generated in 2002.

The effective tax rate on loss from continuing operations in 2002 differs from the statutory rate due to certain non-deductible amounts for tax purposes such as the Verestar impairment charge, valuation allowances related to state net operating losses, our tax planning strategy, certain deferred tax assets of our wholly owned subsidiary Verestar and the effects of other non-deductible items. The effective tax rate in 2001 differs from the statutory rate due to the recording of valuation allowances related to state net operating losses and other non-deductible items consisting principally of goodwill amortization.

For a discussion of how we conduct our income tax valuation analysis, see the three months ended September 30, 2002 discussion of “Income Tax Benefit.”

Discontinued Operations, Net

Effective June 30, 2002, we committed to dispose of substantially all of the assets related to two of our components businesses, including MTS Components. Accordingly, we presented the results of these operations including the loss on the sale, ($(17.7) million and $(8.9) million, net of tax), as discontinued operations, net in the accompanying statements of operations for the nine months ended September 30, 2002 and 2001, respectively. We closed on the sale of these operations on July 30, 2002.

Extraordinary Loss on Extinguishment of Debt, Net

In February 2002, we repaid the $95.0 million outstanding under our Mexican Credit Facility  with borrowings under our domestic credit facilities. As a result of such repayment, we recognized an extraordinary loss on extinguishment of debt of approximately $1.1 million, net of an income tax benefit of $0.6 million for the nine months ended September 30, 2002. No similar loss was incurred in the nine months ended September 30, 2001.

Cumulative Effective of Change in Accounting Principle, Net

As of January 1, 2002, we adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” As a result, we recognized a $562.6 million non-cash charge (net of a tax benefit of $14.4 million) as the cumulative effect of change in accounting principle related to the write-down of goodwill to its fair value. The non-cash charge was comprised of goodwill within our satellite and fiber network access services segment ($189.3 million) and network development services segment ($387.8 million). In accordance with the provisions of SFAS No. 142, the charge is reflected as of January 1, 2002 and included in our results of operations for the nine months ended September 30, 2002. (See note 3 of the condensed consolidated financial statements for additional information).

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

We expect that during early 2003 we will become free cash flow positive, meaning that our operating cash flows will be sufficient to meet our operational needs, interest expense and capital expenditures. We believe we will have sufficient liquidity and capital resources from our operating cash flows, non-core asset divestitures and nominal, if any, borrowings under our credit facilities to support our business plan until that occurs.

Uses of Liquidity

Our uses of liquidity include: debt service; operational needs; and capital expenditures for tower construction and acquisitions.

Debt Service.    We use a significant portion of our liquidity to pay the interest expense on our outstanding indebtedness. As of September 30, 2002, we had outstanding total long-term debt of approximately $3.6 billion, consisting of the following:

•	credit facilities-$1.5 billion;

•	senior notes-$1.0 billion;

•	convertible notes, net of discount-$871.9 million; and

•	other-$241.2 million (primarily capital leases and notes payable).

Our credit facilities, senior notes and convertible notes require us to make significant principal payments at their respective maturity dates. In addition, in the case of our credit facilities, we must make scheduled amortization payments of principal prior to maturity. Beginning March 31, 2003, our credit facilities require amortization of the term loans in increasing annual amounts designed to repay the loans by maturity. During 2003, we will be required to repay quarterly approximately $14.0 million of indebtedness outstanding under the credit facilities for an annual total of approximately $56.0 million. Interest on our senior notes is payable semiannually on February 1 and  August 1. Interest on our convertible notes is payable semi-annually. Prior to maturity, there are no mandatory redemption provisions for cash in the senior notes or the convertible notes. The holders of the convertible notes, however, have the right to require us to repurchase their notes on specified dates prior to maturity, but we may at our election pay the repurchase price in cash or by issuing shares of our Class A common stock, subject to certain conditions in the applicable indenture (including the condition that our Class A common stock trade on a national securities exchange or Nasdaq). Our credit facilities restrict our ability to repurchase the convertible notes for cash.

For more information about our long-term debt obligations, please see the information under the caption “Certain Contractual Commitments” below and under the caption “Liquidity Table for Contractual Obligations” in our Form 10-K for the year ended December 31, 2001.

Tower Construction and Acquisition Needs. We have significantly reduced our planned level of tower construction and acquisitions for 2002 and 2003. As a result, we anticipate that our liquidity needs for new tower development and acquisitions through 2003 will be significantly less than in previous periods.

•
Tower Construction. Our updated 2002 capital plan provides for total capital expenditures of approximately $151.0 million to $156.0 million, which includes towers to be built under existing build-to-suit agreements. In 2002, we plan to build between 270 and 290 towers. During the nine months ended September 30, 2002, we built 251 towers, including six broadcast towers. Capital expenditures incurred in the nine months ended September 30, 2002 were approximately $125.8 million, excluding approximately $30.1 million of costs accrued in 2001 and paid in 2002 related to towers constructed in 2001.

•	Tower Acquisitions. As of September 30, 2002, we were committed to make capital expenditures of approximately $7.7 million for pending acquisitions.

•	In 2003, we expect to build between 100 and 150 towers (including broadcast towers) and expect total capital expenditures to be between $55.0 million and $80.0 million.

Sources of Liquidity and Cash Flows Summary

Our primary sources of liquidity historically have been internally generated funds from operations, borrowings under our credit facilities, proceeds from equity and debt offerings and cash on hand. We plan to fund our operational liquidity needs through internally generated funds from operations. Our tower leasing activities generate the highest profit margins and cash from operations. We believe those leasing activities are likely to grow more rapidly than our other segments primarily because of increased utilization on existing towers.

Cash Flows Summary.     For the nine months ended September 30, 2002, cash flows provided by operating activities were $35.1 million, as compared to cash used for operations of $23.1 million for the nine months ended September 30, 2001. The increase is primarily due to a decrease in our overall investment in working capital, coupled with an increase in cash flow generated from our rental and management segment.

For the nine months ended September 30, 2002, cash flows used for investing activities were $154.5 million, as compared to $1.2 billion for the nine months ended September 30, 2001. The decrease is primarily due to a decrease in cash expended for acquisitions, property and equipment and construction activities.

For the nine months ended September 30, 2002, cash flows provided by financing activities were $148.3 million, as compared to $1.4 billion for the nine months ended September 30, 2001. The decrease is primarily related to a reduction in the aggregate net cash inflows from bank borrowings and from a reduction in proceeds from the issuance of debt and equity securities.

Credit Facilities.    As of September 30, 2002, we had drawn $160.0 million of the $650.0 million revolving line of credit under our credit facilities (the only component of our credit facilities which is not fully drawn). As of September 30, 2002, based on financial covenants, we had the ability to draw the remaining $490.0 million on this revolving line of credit. Because of existing cash on hand, our anticipated borrowing needs and the unused capacity in our credit facilities, in January 2002, we chose to cancel our incremental $250.0 million term C loan. As a result, our maximum borrowing capacity under the credit facilities was reduced from $2.25 billion to $2.0 billion.

Cash On Hand.    As of September 30, 2002, we had approximately $64.9 million in cash and cash equivalents. As of September 30, 2002, we had approximately $39.0 million of working capital.

Plans to Fund Our Liquidity Needs

For the remainder of 2002, we plan to fund our operational liquidity needs through internally generated funds from operations. We plan to fund our capital expenditures, acquisitions and our interest expense through a combination of internally generated funds, selective divestiture activities and, if necessary, borrowings under our credit facilities. We anticipate nominal, if any, aggregate incremental borrowing needs for the remainder of 2002. During early 2003, we expect that our operating cash flows and proceeds from divestitures of non-core assets will become sufficient to fund our operational needs, capital expenditures and interest expense on our outstanding debt. Nonetheless, we may, in the future, need to raise cash from external sources to pay the principal amounts of our indebtedness when due. See “Certain Contractual Commitments—October 1999 Convertible Notes” for a discussion of our alternatives with respect to satisfying any put by the holders of our 2.25% convertible notes in October 2003.

We expect our cash flow needs by segment for the remainder of 2002 to be as follows (excluding cash requirements to fund debt service, as interest expense is not allocated to our segments):

Our rental and management and services segments are forecasted to generate cash flows from operations during the remainder of 2002 in excess of their cash needs for operations and capital expenditures. We expect to use the excess cash generated from these segments principally to service our debt and, to a much lesser extent, to fund the cash needs of our SFNA segment relating to its restructuring costs and capital expenditures. Our SFNA segment is expected to be cash flow break-even from operations, but will require additional sources of liquidity to fund capital expenditures and restructuring costs.

We are continuing to pursue strategic divestitures related to non-core business units in an effort to enhance efficiency and increase focus on our core tower operations. In October 2002, we entered into an agreement to sell the building where we maintain our corporate headquarters for approximately $68.0 million. Approximately $38.0 million of the proceeds will be utilized to retire the existing mortgage, which will provide us with net cash proceeds of approximately $30.0 million. We expect to close on the transaction in the fourth quarter of 2002. We also expect to pursue other selective divestitures over the next few quarters. Proceeds from such transactions, to the extent allowable under our borrowing agreements, may be utilized to fund our capital expenditures for tower construction and acquisitions or debt service.

Certain Contractual Commitments

Below is a summary of our credit facilities, senior notes, convertible notes and certain other contractual obligations. It is qualified in its entirety by the terms of the actual agreements which are summarized. For more information about our obligations, commitments and contingencies, see our condensed consolidated financial statements herein and the accompanying notes thereto, as well as our Form 10-K for the year ended December 31, 2001 and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for principal payments and contractual maturity dates as of September 30, 2002.

Credit Facilities.    Our credit facilities, as amended in October 2002, provide us with a borrowing capacity of up to $2.0 billion. Our principal operating subsidiaries (other than Verestar) are the borrowers under our credit facilities. Borrowings under the credit facilities are subject to compliance with certain financial ratios as described below. Our credit facilities currently include:

•	a $650.0 million revolving credit facility, of which $160.0 million was drawn on September 30, 2002, maturing on September 30, 2007;

•	an $850.0 million multi-draw Term Loan A, which was fully drawn on September 30, 2002, maturing on September 30, 2007; and

•	a $500.0 million Term Loan B, which was fully drawn on September 30, 2002, maturing on December 31, 2007.

The credit facilities are scheduled to amortize quarterly commencing in March 2003. In January 2002, we terminated the $250.0 million multi-draw term loan C component of our credit facilities, none of which had been drawn. As a result of this termination, in the first quarter of 2002, we recorded a non-cash charge of approximately $7.2 million related to the write-off of certain deferred financing fees. Such loss is included in loss on term loan cancellation in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2002. We believe the $490.0 million available as of September 30, 2002 under the $650.0 million revolving credit facility will be sufficient to finance our business plan.

Our credit facilities, as amended in October 2002, contain certain financial ratios and operational covenants and other restrictions with which the borrowers and the restricted subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from being able to borrow more funds, but would also constitute a default. For more information about these covenants, see “Factors Affecting Sources of Liquidity—Credit Facilities.” They also restrict our ability, as the parent company of the borrowers, to incur any debt other than that presently outstanding and refinancings of that debt. We and our restricted subsidiaries, as well as Verestar and its subsidiaries, have guaranteed all of the loans. We have secured the loans by liens on substantially all assets of the borrowers and the restricted subsidiaries, as well as Verestar and its subsidiaries, and substantially all outstanding capital stock and other debt and equity interests of all of our direct and indirect subsidiaries.

9 3/8% Senior Notes.    As of September 30, 2002, we had outstanding an aggregate principal amount of  $1.0 billion of 9 3/8 % senior notes. The senior notes mature on February 1, 2009. Interest on the senior notes is payable semiannually on February 1 and August 1. The indenture governing the senior notes contains certain restrictive covenants, including restrictions on our ability to incur additional debt, guarantee debt, pay dividends, make certain investments and, as in the credit facilities, use the proceeds from asset sales.

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

As of October 22, 2002, we may redeem the 6.25% convertible notes, at our option, in whole or in part at a redemption price initially of 103.125% of the principal amount. The redemption price declines ratably immediately after October 15 of each following year to 100% of the principal amount in 2005. We may not redeem the 2.25% convertible notes prior to October 22, 2003. Thereafter, we can redeem the 2.25% convertible notes, at our option, in whole or in part at increasing redemption prices designed to reflect the original issue discount. We are also required to pay accrued and unpaid interest in all redemptions of notes.

Holders may require us to repurchase all or any of their 6.25% convertible notes on October 22, 2006  at their principal amount, together with accrued and unpaid interest. Holders may require us to repurchase all or any of their 2.25% convertible notes on October 22, 2003 at $802.93, which is its issue price plus accreted original issue discount, together with accrued and unpaid interest. Based on the principal amount of the 2.25% notes outstanding as of September 30, 2002, we may be required to repurchase up to $216.7 million (accreted through October 22, 2003) principal amount of our 2.25% convertible notes on October 22, 2003, if all the holders exercise this put right. We may, subject to certain conditions in the applicable indenture (including the condition that our Class A common stock trade on a national securities exchange or Nasdaq), elect to pay the repurchase price of each series in cash or shares of Class A common stock, or any combination thereof. Our credit facilities restrict our ability to repurchase the convertible notes for cash from the proceeds of borrowings under the credit facilities or from internally generated funds. Depending on the trading price of our Class A common stock at the time of repurchase and the aggregate principal amount of the convertible notes tendered, the number of shares that we would need to issue to satisfy the aggregate repurchase price may be material and might, under the rules of the New York Stock Exchange, require shareholder approval.

We are currently evaluating financing alternatives with respect to these convertible notes generally and, in particular, with respect to the put right of the 2.25% convertible notes. These alternatives may involve the issuance of a significant number of shares of our Class A common stock or securities convertible into or exercisable for these shares. Since we issued the convertible notes, we have successfully reduced the principal amount outstanding of these convertible notes by entering into, from time to time, a limited number of privately negotiated agreements with noteholders to induce them to convert. As a result of such conversions, we acquired $155.6 million principal amount (face) of the 2.25% convertible notes and $87.3 million of the 6.25% convertible notes during 2000 and 2001. We may seek, from time to time, to reduce further our indebtedness through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

As of September 30, 2002, the total amounts outstanding under the 2.25% and 6.25% convertible notes were $209.2 million and $212.7 million, respectively.

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

The total amount outstanding under the 5.0% convertible notes as of September 30, 2002 was $450.0 million.

Other Long-Term Debt.    As of September 30, 2002, we had approximately $241.2 million of other long-term debt, including $169.0 million of capital lease obligations and $72.2 million of mortgage indebtedness.

Tower Construction and Acquisition. As of September 30, 2002, we were party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. In addition, as of September 30, 2002, we were committed to acquire various communication sites for an aggregate purchase price of approximately $7.7 million.

ATC Separation.    We continue to be obligated under the ATC Separation agreement for certain tax liabilities to CBS corporation and American Radio Systems through June 30, 2003, subject to extention of the federal and applicable state statute of limitations. As of September 30, 2002, no material matters covered under the indemnification have been brought to our attention. See note 14 to the condensed consolidated financial statements.

Liquidity Table For Contractual Obligations.    See the Company’s Form 10-K for the year ended December 31, 2001 for the table with respect to long term obligations as of December 31, 2001.

Factors Affecting Sources of Liquidity

Internally Generated Funds.    The key factors affecting our internally generated funds are the demand for antennae space on wireless communication towers and for related services, our ability to maximize the utilization of our existing towers and our ability to minimize costs and fully achieve our operating efficiencies.

Credit Facilities.    Our credit facilities, as amended in October 2002, contain borrowing ratio covenants that limit our ability to borrow funds. Our credit facilities contain four financial tests:

•
a leverage ratio (Total Debt to Annualized Operating Cash Flow). As of September 30, 2002, we were required to maintain a ratio of not greater than 6.75 to 1.00. As amended, the ratio for the current period (October 1, 2002 through March 31, 2003) is 6.00 to 1.00, decreasing to 5.50 to 1.00 at April 1, 2003, to 4.75 to 1.00 at October 1, 2003, to 4.25 to 1.00 at April 1, 2004, to 3.75 to 1.00 on October 1, 2004 and to 3.50 to 1.00 at April 1, 2005 and thereafter;

•
a pro forma debt service test (Annualized Operating Cash Flow to Pro Forma Debt Service). As of September 30, 2002, we were required to maintain a ratio of not less than 1.10 to 1.00. As amended, the ratio is 1.00 to 1.00;

•
an interest coverage test (Annualized Operating Cash Flow to Interest Expense). As of September 30, 2002, we were required to maintain a ratio of not less than 1.75 to 1.00, increasing by 0.25 on October 1, 2002, and by 0.50 on January 1, 2003 and January 1, 2004; and

•	a fixed charge coverage test (Annualized Operating Cash Flow to Fixed Charges) which begins in the fourth quarter of 2003 and requires us to maintain a ratio of not less than 1.0 to 1.0.

Since our credit facilities are with certain of our subsidiaries, our parent company debt (the senior notes and the convertible notes) is not included in the computations of any of the tests, except in the case of the pro forma debt service and fixed charge coverage tests in which case interest includes the amount of funds that we will require to be distributed by our subsidiaries to pay interest on our senior notes and our convertible notes. Annualized Operating Cash Flow is based, among other things, on four times the Operating Cash Flow for the most recent quarter of our tower rental and management business and trailing 12 months for our other businesses and for corporate general and administrative expenses. In the case of the leverage ratio, we may include the Operating Cash Flow from Brazil and Mexico only to the extent of 10% of Annualized Operating Cash Flow and we receive credit for only 75% of Annualized Operating Cash Flow from our services businesses.

As of September 30, 2002, we were in compliance with these borrowing ratio covenants.

9 3/8% Senior Note Indenture.    Our senior note indenture restricts us from incurring additional debt or issuing certain types of preferred stock unless our Consolidated Debt is not greater than 7.5 times our Adjusted Consolidated Cash Flow. However, we are permitted, even if we are not in compliance with the ratio, to incur debt under our credit facilities, or renewals, refundings, replacements or refinancings of them, up to the greater of $2.65 billion or a formula based on the number of towers we own and our Non-Tower Cash Flow. Even if not in compliance with the ratio, we are also permitted to, among other things, have certain types of capital leases and to refund or refinance our convertible notes, subject to certain requirements. For these purposes, Consolidated Debt means all debt, including guarantees, of our parent company and all of our restricted subsidiaries, which presently include all of them, other than Verestar and its subsidiaries, and the aggregate liquidation value of Disqualified Stock. Disqualified Stock means capital stock maturing, mandatorily redeemable, or redeemable at the holder's option, prior to 91 days after the maturity of the senior notes. Adjusted Consolidated Cash Flow is substantially similar to the definition of Annualized Operating Cash Flow, as defined in the credit facilities, except it applies to our parent company and our restricted subsidiaries.

Capital Markets.    Our ability to raise additional funds in the capital markets depends on, among other things, general economic conditions, the condition of the wireless industry, our financial performance and the state of the capital markets.

Critical Accounting Policies

Our Form 10-K for the year ended December 31, 2001 identified our most critical accounting policies and estimates upon which our consolidated financial statements were prepared as those relating to revenue recognition (related to percentage-of-completion revenue within our services segment), income taxes, impairment of assets and investment impairment charges. We reviewed our policies and determined that they remain our most critical accounting policies for the three and nine months ended September 30, 2002. With the exception of the asset impairment charges and the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, we did not make any changes to those policies during the nine months ended September 30, 2002.

In the third quarter of 2002, we recorded impairments and a net loss on sale of assets of $271.0 million. We recorded a non-cash impairment charge of $187.8 million related to certain long-lived assets within our SFNA segment, reducing the net assets of our wholly owned subsidiary Verestar, which comprises the entire SFNA segment, to approximately $50.0 million. In determining the amount of this impairment charge, we considered estimated net proceeds to be received upon the eventual disposition of Verestar. We are currently evaluating alternatives for the method and timing of this disposal. We also recorded a non-cash impairment charge and a net loss on sale of assets related to the write-down and sale of certain non-core towers, aggregating $43.0 million. In addition, we recorded a non-cash impairment charge of $40.2 million related to the write-off of certain construction-in-progress costs associated with approximately 800 sites that we no longer plan to build.

As of January 1, 2002, we adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. SFAS No. 142 also requires that we assess whether goodwill is impaired by performing a transitional impairment test. The impairment test is comprised of two steps. The initial step (required to be completed within six months of adopting this standard) is designed to identify potential goodwill impairment by comparing an estimate of fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. Fair value estimates were determined based on independent third party appraisals for the rental and management and SFNA segments and future discounted cash flows and market information in the services segment.

We completed our transitional impairment testing in the second quarter of 2002 and concluded that all of the goodwill related to our SFNA segment was impaired and that the majority of the goodwill in the services segment was impaired. As a result, we recognized a $526.6 million non-cash charge (net of a tax benefit of  $14.4 million) related to the write-down of goodwill to its fair value. In accordance with the provisions of SFAS No. 142, the charge is reflected as of January 1, 2002 and included in the results of operations for the nine months ended September 30, 2002 as the cumulative effect of a change in accounting principle.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement establishes accounting standards for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets and the related asset retirement costs. The requirements of SFAS No. 143 are effective for the Company as of January 1, 2003. The Company is currently evaluating the impact, if any, that the statement may have on its consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 amends or rescinds a number of authoritative pronouncements, including SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. SFAS No. 4 required that gains and determination of net income or loss be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Upon the adoption of SFAS No. 145, gains and losses from extinguishment of debt will no longer be classified as an extraordinary item, but rather will generally be classified as part of other income (expense) on the Company’s consolidated statement of operations. Any such gains or losses classified as extraordinary items in prior periods will be reclassified in future financial statement presentations upon the adoption of SFAS No. 145. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company will adopt the provisions of SFAS No. 145 no later than January 1, 2003.

In July 2002, the FASB issued SFAS No. 146 “Accounting For Costs Associated with Exit or Disposal Activities.” The statement requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of the commitment to an exit or disposal plan. The requirements of SFAS No. 146 are effective for exit or disposal activities initiated after January 1, 2003. The Company does not expect the impact of adopting this statement to materially impact its consolidated financial position or results of operations.

Factors That May Affect Future Results

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of the risks that may affect future operating results.

Decrease in demand for tower space would materially and adversely affect our operating results and we cannot control that demand.

Many of the factors affecting the demand for tower space, and to a lesser extent our services business, could materially affect our operating results. Those factors include:

•	consumer demand for wireless services;

•	the financial condition of wireless service providers;

•	the ability and willingness of wireless service providers to maintain or increase their capital expenditures;

•	the growth rate of wireless communications or of a particular wireless segment;

•	the number of wireless service providers in a particular segment, nationally or locally;

•	governmental licensing of broadcast rights;

•	mergers or consolidations among wireless service providers;

•	increased use of network sharing arrangements or roaming and resale arrangements by wireless service providers;

•	delays or changes in the deployment of 3G or other technologies;

•	zoning, environmental, health and other government regulations; and

•	technological changes.

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

Our substantial leverage and debt service obligations may adversely affect us.

We have a substantial amount of outstanding indebtedness. As of September 30, 2002, we had approximately $3.6 billion of consolidated debt.

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

The indenture for our senior notes and our credit facilities contain restrictive covenants and, in the case of the credit facilities, requirements of complying with certain leverage and other financial tests. These limit our ability to take various actions, including the incurrence of additional debt, and engage in various types of transactions, including mergers and sales of assets. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, or merger and acquisition or other opportunities, or by causing us to breach our obligations under our build-to-suit agreements.

If we issue a significant amount of shares of Class A common stock to repurchase our 2.25% convertible notes, the trading price for our Class A common stock could be adversely affected.

Holders of our 2.25% convertible notes may require us to repurchase all or any of their 2.25% convertible notes on October 22, 2003 at $802.93 per note, which is its issue price plus accreted original issue discount, together with accrued and unpaid interest. We may, subject to certain conditions in the applicable indenture (including the condition that our Class A common stock trade on a national securities exchange or Nasdaq), elect to pay the repurchase price in cash or shares of Class A common stock, or any combination thereof. Our credit facilities restrict our ability to repurchase the convertible notes for cash from the proceeds of borrowings under the credit facilities or from internally generated funds. Based on the principal amount of the 2.25% convertible notes outstanding as of September 30, 2002, we may be required to repurchase up to $216.7 million (accreted through October 22, 2003) principal amount of our 2.25% convertible notes on October 22, 2003 if all the holders exercise this put right. Depending on the trading price of our Class A common stock at the time of repurchase and the aggregate principal amount of the 2.25% convertible notes tendering, the number of shares that we would need to issue to satisfy the aggregate repurchase price may be material. On November 13, 2002, the closing price of our Class A common stock on the New York Stock Exchange was $1.27 per share. The issuance of a large number of shares of Class A common stock, either on October 22, 2003 or prior to that date pursuant to efforts we may undertake to reduce or refinance the 2.25% convertible notes and/or our other convertible notes, may adversely affect the trading price of our Class A common stock. Our other convertible notes have similar put rights on dates in October 2006 and in February 2007.

We are currently evaluating financing alternatives with respect to these convertible notes generally and, in particular, with respect to the put right of the 2.25% convertible notes. These alternatives may involve the issuance of a significant number of shares of our Class A common stock, or securities convertible into or exercisable for these shares.

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

Our expansion in Mexico and Brazil, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. We have made a substantial loan to a Mexican company, own towers in Mexico and are, subject to certain rejection rights, contractually committed to construct up to 500 additional towers in that country over the next three years. We have also acquired the rights to 156 communications towers in Brazil and are, subject to certain rejection rights, contractually committed to construct up to 350 additional towers in that country over the next three years. The actual number of sites constructed will vary depending on the build out plans of the applicable carrier. We may, should economic and capital market conditions improve, also engage in comparable transactions in other countries in the future. Among the risks of foreign operations are governmental expropriation and regulation, inability to repatriate earnings or other funds, currency fluctuations, difficulty in recruiting trained personnel, and language and cultural differences, all of which could adversely affect our operations.

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

We are subject to federal, state and local and foreign regulation of our business. Both the FCC and the FAA regulate towers used for wireless communications and radio and television antennae and the FCC separately regulates wireless communication devices operating on towers. Similar regulations exist in Mexico, Brazil and other foreign countries regarding wireless communications and the operation of communications towers. Local zoning authorities generally have been hostile to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, colocations or site upgrade projects, thereby limiting our ability to respond to customer demand. Existing regulatory policies may adversely affect the timing or cost of new tower construction and locations and additional regulations may be adopted which increase delays or result in additional costs to us. These factors could adversely affect our construction program and operations.

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

Information Presented Pursuant to the Indenture for the Senior Notes

The following table sets forth information that is presented solely to address certain reporting requirements contained in the indenture for our Senior Notes. This information presents certain financial data for us on a consolidated basis and on a restricted group basis, which means only for the Company and its subsidiaries that comprise the restricted group under the indenture. As of September 30, 2002, all of our subsidiaries are part of this restricted group, except Verestar and its subsidiaries, whose operations constitute all of our satellite and fiber network access services business segment. This restricted group data is not intended to represent an alternative measure of operating results, financial position or cash flow from operations, as determined in accordance with generally accepted accounting principles.

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	Consolidated	Restricted Group (1)	Consolidated	Restricted Group (1)
Statement of Operations Data (in thousands):
Operating revenues	$266,607	$209,345	$777,479	$603,115

Operating expenses:
Rental and management	58,451	58,451	175,847	175,847
Network development services	61,579	61,579	176,523	176,523
Satellite and fiber network access services	57,228		173,327
Depreciation and amortization	97,207	76,585	285,010	241,102
Corporate general and administrative expense	5,641	5,641	18,944	18,944
Restructuring expense	1,670	1,382	17,739	7,901
Development expense	1,185	1,185	4,664	4,664
Impairments and net loss on sale of long-lived assets	271,040	83,201	272,351	84,512

Total operating expenses	554,001	288,024	1,124,405	709,493

Loss from operations	(287,394)	(78,679)	(346,926)	(106,378)
Interest income, TV Azteca, net	3,514	3,514	10,414	10,414
Interest income	766	758	2,637	2,585
Interest expense	(66,742)	(63,828)`	(203,795)	(195,398)
Loss on investments and other expense	(5,278)	(5,314)	(29,360)	(24,670)
Loss on term loan cancellation			(7,231)	(7,231)
Minority interest in net earnings of subsidiaries	(639)	(639)	(1,373)	(1,373)

Loss from continuing operations before income taxes	$(355,773)	$(144,188)	$(575,634)	$(322,051)

	September 30, 2002
	Consolidated	Restricted Group
Balance Sheet Data (in thousands):
Cash and cash equivalents	$64,860	$60,669
Property and equipment, net	2,989,989	2,829,301
Total assets	5,730,599	5,514,548
Long-term obligations, including current portion	3,623,129	3,502,296
Net debt(2)	3,558,269	3,441,627
Total stockholders’ equity	1,791,084	1,791,084

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

Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indenture for our senior notes, are as follows:

Tower Cash Flow, for the three months ended September 30, 2002	$86,751

Consolidated Cash Flow, for the twelve months ended September 30, 2002	$308,891
Less: Tower Cash Flow, for the twelve months ended September 30, 2002	(313,751)
Plus: four times Tower Cash Flow, for the three months ended September 30, 2002	347,004

Adjusted Consolidated Cash Flow, for the twelve months ended September 30, 2002	$342,144

Non-Tower Cash Flow, for the twelve months ended September 30, 2002	$(9,580)

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate caps, swaps and collars pursuant to our policies. All derivative financial instruments are for purposes other than trading. For the nine months ended September 30, 2002, we increased our borrowings under our credit facilities by approximately $65.0 million. In addition, we terminated two swaps with aggregate notional amounts totaling $150.0 million and caps with total notional amounts of $365.0 million, swaps with total notional amounts of $30.0 million and a collar with a total notional amount of $95.0 million expired. Lastly, we entered into four cap agreements with total notional amounts of $500.0 million.

The following table provides information as of September 30, 2002 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate swaps, collars and caps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates.

Twelve month period ended September 30,
Principal Payments and Interest Rate Detail by Contractual Maturity Dates (in thousands)

Long-Term Debt	2003		2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$11,685		$11,547	$64,943	$26,780	$10,506	$1,987,668	$2,113,129	$1,269,806
Average Interest Rate(a)	7.84%		7.82%	7.80%	7.79%	7.78%	7.78%

Variable Rate Debt(a)	$42,000		$158,000	$230,250	$270,375	$570,625	$238,750	$1,510,000	$1,510,000
Aggregate Notional Amounts Associated with Interest Rate Swaps and Collars in Place as of
September 30, 2002 and Interest Rate Detail by Contractual Maturity Dates (in thousands)
Long-Term Debt	2003		2004	2005	2006	2007	Thereafter	Total	Fair Value
Interest Rate SWAPS
Notional Amount	$400,000	(c)	$185,000 (d)						$(10,907)
Weighted-Average Fixed Rate Payable(b)	5.59%		4.09%

Interest Rate COLLARS
Notional Amount	$232,500	(e)							$(7,462)
Weighted-Average Below Floor Rate Payable, Above Cap Rate Receivable(b)	5.96 8.18	% %

Interest Rate CAPS
Notional Amount	$500,000		$500,000 (f)						$430
Cap Rate	5.00%		5.00%

(a)
September 30, 2002 variable rate debt consists of our credit facilities ($1.51 billion) and fixed rate debt consists of the 2.25% and 6.25% convertible notes ($421.9 million), the 5.0% convertible notes ($450.0 million), the senior notes ($1.0 billion) and other debt of $241.2 million. Interest on the credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the Base Rate plus margin (as defined). The average interest rate in effect at September 30, 2002 for the credit facilities was 4.16%. For the nine months ended September 30, 2002, the weighted average interest rate under the credit facilities was 4.40%. The 2.25% and 6.25% convertible notes each bear interest (after giving effect to the accretion of the original discount on the 2.25% convertible notes) at 6.25%. Interest on the 2.25% and 6.25% notes is payable semiannually on April 15 and October 15 of each year. The 5.0% convertible notes bear interest at 5.0% which is payable semiannually on February 15 and August 15 of each year. The senior notes bear interest at 9 3/8% which is payable semiannually on February 1 and August 1 of each year. Other debt consists of notes payable, capital leases and other obligations bearing interest at rates ranging from 7.93% to 14.25%, payable monthly.

(b)	Represents the weighted-average fixed range of interest based on contract notional amount as a percentage of total notional amounts in a given year.
(c)	Includes notional amounts of $215,000 that will expire in February 2003.
(d)	Includes notional amounts of $185,000 that will expire in November 2003.
(e)	Includes notional amounts of $185,000 and $47,500 that will expire in May and September 2003, respectively.
(f)	Includes notional amounts of $125,000, $250,000 and $125,000 that will expire in May, June and July 2004, respectively.

We maintain a portion of our cash and cash equivalents in financial instruments that are subject to interest rate risks. Due to the relatively short duration of such instruments, fluctuations in interest rates should not materially affect our financial condition or results of operations.

Our foreign operations, which primarily include Mexico and Brazil, have not been significant to date. Losses on foreign currency approximated $4.8 million for the nine months ended September 30, 2002.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b) Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on the Company’s consolidated financial position, the results of operations or liquidity.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Listed below are the exhibits which are filed as part of this Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K).

Exhibit No.	Description of Exhibit
99.1	Certifications pursuant to 18 U.S.C. Section 1350

(b)  Reports on Form 8-K.

During the three months ended September 30, 2002, no Current Reports on Form 8-K were filed by the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: November 14, 2002	By:	/s/ BRADLEY E. SINGER
Bradley E. Singer Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

I, Steven B. Dodge, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Tower Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ STEVEN B. DODGE

Steven B. Dodge Chief Executive Officer

CERTIFICATIONS

I, Bradley E. Singer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Tower Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ BRADLEY E. SINGER

Bradley E. Singer Chief Financial Officer and Treasurer

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

99.1	Certifications pursuant to 18 U.S.C. Section 1350