Form 10-K
period 2002-12-31
AMERICAN TOWER CORP /MA/
filed 2003-03-24
CIK 1053507

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

116 Huntington Avenue

Boston, Massachusetts 02116

(Address of principal executive offices and Zip Code)

(617) 375-7500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each Class)	(Name of exchange on which registered)

Class A Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $620,176,350, based on the closing price of the registrant’s Class A Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.

As of March 12, 2003, 185,506,031 shares of Class A Common Stock, 7,916,070 shares of Class B Common Stock and 2,267,813 Shares of Class C Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

FORM 10-K ANNUAL REPORT FISCAL YEAR ENDED DECEMBER 31, 2002

-i-

-ii-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words in this document such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future prospects of growth in the wireless communications and broadcast infrastructure markets, the level of future expenditures by companies in those markets, and other trends in those markets, our ability to maintain or increase our market share, our future operating results, our future capital expenditure levels and our plans to fund our future liquidity needs. These forward-looking statements may be found under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this annual report generally.

You should keep in mind that any forward-looking statement made by us in this annual report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Business – Factors That May Affect Future Results.” We have no duty to, and do not intend to, update or revise the forward-looking statements in this annual report after the date of this annual report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the future events or circumstances described in any forward-looking statement made in this annual report or elsewhere might not occur.

PART I

ITEM 1.    BUSINESS

Overview

We are a leading wireless and broadcast communications infrastructure company with a portfolio of approximately 15,000 towers, including pending transactions. Our primary business is leasing antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies. We operate the largest portfolio of wireless communications towers in North America and are the largest independent operator of broadcast towers in North America, based on number of towers. Our tower portfolio provides us with a recurring base of leasing revenues from our existing customers and growth potential due to the capacity to add more tenants and equipment to these towers. Our broad network of towers enables us to address the needs of wireless service providers on a national basis. We also offer select tower related services, such as antennae and line installation and site acquisition and zoning services, which are strategic to our core leasing business.

We intend to capitalize on the increasing use of wireless communication services by actively marketing space available for leasing on our existing towers and selectively developing or acquiring new towers that meet our return on investment criteria.

Our core leasing business, which we refer to as our rental and management segment, accounted for approximately 93.9% and 86.6% of our segment operating profit for the years ended December 31, 2002 and December 31, 2001, respectively. In 2003, we expect that our rental and management segment will contribute at least 95% of our segment operating profit, which we define as segment revenue less direct segment expense (rental and management segment operating profit includes interest income, TV Azteca, net – see notes 6 and 16 of the consolidated financial statements).

An element of our strategy is to continue to focus our operations on our rental and management segment by divesting non-core assets, using the proceeds to purchase high quality tower assets, and reducing outstanding indebtedness. Between January 1, 2002 and March 4, 2003, we completed approximately $203.5 million of non-core asset sales comprised of certain assets in our network development services and satellite and fiber network access services segments, more than 700 non-core towers, and two office buildings in our rental and management segment.

In December 2002, we committed to a plan to dispose of our wholly owned subsidiary, Verestar, which comprised our entire satellite and fiber network access services segment. Accordingly,Verestar is now accounted for as a discontinued operation. We plan to dispose of these assets within twelve months and have nominal, if any, commitment to invest additional funds in Verestar during the pendency of such divestiture, with the exception of financial guarantees of up to $12.0 million for certain contractual obligations. In addition, we are seeking to sell approximately $50.0 million of additional non-core assets during the remainder of 2003. We expect that a portion of the proceeds from our consummated and future non-core asset sales will be reinvested in higher quality tower assets.

We believe that this strategy of focusing our operations on our rental and management segment will make our consolidated operating cash flows more stable and provide us with continuing growth because of the following characteristics of our core leasing business:

•	Long-term tenant leases with contractual escalators. In general, a lease with a wireless carrier has a duration of five to ten years and lease payments typically increase 3% to 5% per year.

•	Tower operating expenses are largely fixed. Incremental operating costs associated with adding wireless tenants to a tower are low.

•	Low maintenance capital expenditures. On average, a wireless tower requires minimal annual capital investments to maintain.

•	High lease renewal rates. Wireless carriers tend to renew leases because repositioning a site in a carrier’s network is expensive and often affects several other sites in the wireless network.

For more financial information about our business segments and geographic information about our operating revenues, segment operating profit and long-lived assets, see note 16 to our consolidated financial statements and “Management’s Discussion of Financial Condition and Results of Operations.”

Strategy

Our strategy is to capitalize on the increasing use of wireless communication services and the infrastructure requirements necessary to deploy current and future generations of wireless communication technologies. Between December 1995 and December 2002, the number of wireless phone subscribers in the United States increased from 33.8 million to 140.8 million. In addition, the minutes of use of wireless phone services among wireless carriers in the United States increased from 37.8 billion for the full year 1995 to nearly 619.0 billion for the full year 2002. From December 1995 through December 2002, the number of cell sites also increased from 22,700 to 139,300.* We expect that the continued growth of wireless subscribers and minutes of use of wireless personal communications and phone services will require wireless carriers to add a significant number of additional cell sites to maintain the performance of their networks in the areas they currently cover and to extend service to areas where coverage does not yet exist. In addition, we believe that as data wireless services, such as email and internet access, are deployed on a widespread basis, the deployment of these technologies will require wireless carriers to further increase the cell density of their existing networks, may require an overlay of new technology equipment, and may increase the demand for geographic expansion of their network coverage. To meet this demand, we believe wireless carriers will continue to outsource their tower infrastructure needs as a means of improving existing service coverage, implementing new technology, accelerating access to their markets and preserving capital, rather than constructing and operating their own towers and maintaining their own tower service and development capabilities.

We believe that our existing portfolio of towers, our tower related services and network development capabilities, and our management team, position us to benefit from these communication trends and to play an increasing role in addressing the needs of wireless service providers and broadcasters. The key elements of our strategy include:

•

Maximize Use of Our Tower Capacity. We believe that our highest returns will be achieved by leasing additional space on our existing towers. Annual rental and management revenue and segment operating profit growth during 2002 was 26% and 41%, respectively. We anticipate that our revenues and segment operating profit will continue to grow because many of our towers are attractively located for wireless service providers and have capacity available for additional antenna space rental that we can offer to customers at low incremental costs to us. Because the costs of operating a tower are largely fixed, increasing utilization significantly improves operating margins.

*	Cellular Telecommunications & Internet Association (CTIA), December 2002. Subscriber and use information includes only cellular, personal communications services, and enhanced specialized mobile radio wireless services. The term cell site above refers to the number of antennae and related equipment in commercial operation, not the number of towers on which that equipment is attached.

We will continue to target our sales and marketing activities to increase utilization of, and investment return on, our existing towers.

•	Actively Manage Our Tower Portfolio. We are actively managing our portfolio of towers by selling non-core towers and reinvesting a portion of the proceeds in high quality tower assets, such as the towers we are acquiring from NII Holdings. In 2002, we sold over 700 non-core towers. We also plan to pursue exchanges and sales of towers or tower clusters with tower operators and other entities. Our goal is to enhance operating efficiencies either by acquiring towers in regions where we have insufficient coverage or by disposing or exchanging towers in areas where we do not have operating economies of scale. If we are successful in disposing of certain tower assets, we may reinvest a portion of the proceeds received in more profitable tower assets.

•	Employ Selective Criteria for New Tower Construction and Acquisitions. While our first priority is leasing capacity on our existing towers, we continue to construct and acquire new towers when our strict return on investment criteria can be met. These criteria include securing leases from the economic equivalent of two broadband customers in advance of construction, ensuring reasonable estimated construction costs and obtaining the land on which to build the tower, whether by purchase or ground lease, on reasonable terms.

•	Continue Our Focus on Customer Service. Since speed to market and reliable network performance are critical components to the success of wireless service providers, our ability to assist our customers in meeting their goals will ultimately define our success. To that end, we intend to continue to focus on customer service by, for example, reducing cycle time for key functions, such as lease processing and antennae and line installations.

•	Build On Our Strong Relationships with Major Wireless Carriers. Our understanding of the network needs of our wireless carrier customers and our ability to effectively convey how we can satisfy those needs are key to our efforts to add new antennae leases, cross-sell our services and identify desirable new tower development projects. We are building on our strong relationships with our customers to gain more familiarity with their evolving network plans so we can identify opportunities where our nationwide portfolio of towers, extensive service offerings and experienced construction personnel can be used to satisfy their needs. We believe that we are well positioned to be a preferred partner to major wireless carriers in leasing tower space and new tower development projects because of the location of our towers, our proven operating and construction experience and the national scope of our tower portfolio and services.

•	Participation in Industry Consolidation. We believe there is compelling rationale for consolidation among tower companies. More extensive networks will be better positioned to provide more comprehensive service to customers and to support the infrastructure requirements of future generations of wireless communication technologies. Combining with one or more other tower companies also should result in improvements in cost structure efficiencies, with a corresponding positive impact on operating results. These benefits should, in turn, enhance access to capital and accelerate the de-levering process. Accordingly, we continue to be interested in participating in the consolidation of our industry on terms that are consistent with these perceived benefits and that create long-term value for our stockholders.

Operational Initiatives

In late 2001, we announced an initiative to accelerate the process of shifting our focus from acquisitions and development activities to operational execution.

Streamlined Administrative Functions.     During 2002, we simplified and streamlined our United States rental and management and services organizations, moving from five regions and twenty areas to three regions and ten areas by year end. We also centralized our lease processing and accounting operations into single locations, and integrated our construction unit and tower operations unit into a single unit. These initiatives yielded a significant increase in productivity per employee, improved margin performance, and resulted in faster and more consistent customer service.

Reduced Capital Spending.     We believe that our existing tower portfolio has the scope and available capacity to address a significant portion of our customers’ tower needs. We also believe that the highest investment returns can be achieved by adding tenants to our existing portfolio. As a result, we significantly reduced our capital expenditures on new tower development in 2002 and will continue to do so in 2003. We plan to build between 100 and 150 towers in 2003 in contrast to 311 towers (including ten broadcast towers) in 2002, and 1,319 towers (including five broadcast towers) in 2001. In addition, we expect our 2003 capital expenditures to continue to decrease to approximately $50.0 to $75.0 million, compared to total capital expenditures of approximately $180.5 million in 2002 and $568.2 million in 2001. We will continue to use more selective criteria for new tower development and will not undertake any development project unless it is likely to meet our heightened near-term return on investment criteria.

Products and Services

Our primary business is our leasing business, which we refer to as our rental and management segment. We also offer tower related services that are strategic to our rental and management segment through our network development services segment. In December 2002, we committed to a plan to dispose of our satellite and fiber network access services segment operations within the next twelve months and now account for the segment as a discontinued operation. See “Business—Satellite and Fiber Network Access Services (Discontinued Operations).”

Rental and Management

Leasing of Antennae Sites.    Our primary business is leasing antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies. Giving effect to pending transactions, we operate a tower network of approximately 15,000 multi-user sites in the United States, Mexico and Brazil, including more than 300 broadcast tower sites. Approximately 14,000 of these towers are owned or leased sites and approximately 1,000 are managed sites or lease/sublease sites under which we hold a position as lessee that terminates at the same time as a related sublease. Our networks in the United States and Mexico are national in scope. Our U.S. network spans 49 states and the District of Columbia. In addition, 84% of our U.S. network provides coverage in the top 100 markets or core areas such as high traffic interstate corridors. Giving effect to pending transactions, our Mexican network includes more than 1,600 sites in highly populated areas, including Mexico City, Monterrey, Guadalajara and Acapulco. Our Brazilian network consists of approximately 275 towers.

We lease antenna space on our towers to tenants in a diverse range of wireless communications and broadcast industries. Wireless industries we serve include: personal communications services, cellular, enhanced specialized mobile radio, specialized mobile radio, paging, fixed microwave and fixed wireless. Our major customers include ALLTEL, AT&T Wireless Services, Cingular Wireless, Nextel, Sprint PCS, T-Mobile (formerly called Voicestream) and Verizon and their respective affiliates.

The number of antennae that our towers can accommodate varies depending on the tower’s location, height, and the structural capacity at certain wind speeds. An antenna’s height on a tower and the tower’s location determine the line-of-sight of the antenna with the horizon and, consequently, the distance a signal can be transmitted. Some of our customers, such as personal communications services, enhanced specialized mobile radio providers and cellular companies in metropolitan areas, usually do not need to place their equipment at the highest tower point. Other customers, including paging companies and specialized mobile radio providers in rural areas, need higher elevations for broader coverage. We believe that many well-engineered and well-located towers built to serve the specifications of an initial anchor tenant in the wireless communications sector will accommodate three or more wireless tenants over time, thereby increasing revenue and enhancing margins.

Lease Terms.    Our leases, like most of those in the tower industry, generally vary depending upon the region and the industry user. Television and radio broadcasters prefer long term leases while wireless communications providers favor leases in the range of five to ten years in duration. In both cases, the leases often have multiple renewal terms at the option of the tenant. Both wireless carriers and broadcasters tend to renew their leases with us. Repositioning an antenna in a wireless carrier’s network is expensive and often requires reconfiguring several other antennae in the carrier’s network and may require the carrier to obtain other governmental permits.

Most of our leases have provisions that periodically increase the rent due under the lease. These automatic increases are typically annual and are based on a fixed percentage, inflation or a fixed percentage plus inflation.

Annual rental payments vary considerably depending upon:

•	number and weight of the antennae on the tower and the size of the transmission line;

•	ground space necessary to store equipment related to the antennae;

•	existing capacity of the tower;

•	the placement of the customer’s antenna on the tower;

•	range or number of carrier’s frequency spectrum; and

•	the location and height of the tower on which antenna space is rented.

Tower Development.    Historically, cellular and other wireless service providers had constructed and owned a majority of the towers for their own antennae needs, rather than leasing space on towers from a third party. Beginning in the late 1990s, wireless service providers expressed a growing interest in having independent companies own and operate the towers for their antennae, due to the relatively high capital costs and operating expenses for a single carrier’s use. This trend resulted in our entering into agreements with a number of wireless carriers to construct and subsequently lease space on towers in key areas identified as optimal for their network expansion requirements. In most cases, because we own the constructed towers, we are able to lease space on them to other tenants, as well as to the original tenant.

Network Development Services

We provide tower-related services that are strategic to our rental and management segment.

Antennae and Line Installation and Construction Services.    We are one of the leading builders of wireless communication and broadcast towers. As part of our network development services, we provide antennae and line installation and maintenance services for wireless communication towers and broadcast towers. These services use not only our construction-related skills, but also our technical expertise to ensure that new installations do not cause interference with other tenants. We believe that our antennae and line installation services and maintenance capabilities provide us with a significant opportunity to capture incremental revenue on existing and newly built sites.

In recent years, we have built a significant number of towers, predominantly for our own account. The cost of construction of a tower varies by site location and terrain, tower type and height, and any governmental and environmental requirements. Non-broadcast towers, whether on a rooftop or the ground, generally cost between $200,000 and $300,000 to construct. Broadcast towers are generally much taller, are built to bear a greater load, vary in height much more than non-broadcast towers, and cost significantly more than non-broadcast towers.

Site Acquisition and Zoning Services.    We engage in site acquisition services for our own account, in connection with tower development projects and other proprietary construction, as well as for third parties. With respect to new towers, the site selection and acquisition process begins with the network design. We identify highway corridors, population centers and topographical features within the carrier’s existing or proposed network and then select the most suitable sites, based on demographics, traffic patterns and the carrier’s frequency characteristics and technology. We also provide services related to zoning, structural engineering and construction.

Other Services and Infrastructure.    As part of our full service offering, we also provide radio frequency engineering, network design and tower-related consulting services through our Galaxy Engineering unit. In addition, we own and operate Kline Iron & Steel, an established steel fabricator that builds broadcast towers and provides steel for other construction projects.

Satellite and Fiber Network Access Services (Discontinued Operations)

Our Verestar subsidiary is a provider of integrated satellite and fiber network access services for telecommunications companies, internet service providers (ISPs), broadcasters, maritime customers, and governmental organizations, both domestic and international. We own and operate more than 175 satellite antennae at six satellite network access points in the United States and abroad. These operations enable us to access the majority of commercial satellites around the world.

In December 2002, we committed to a plan to sell Verestar, which comprised our satellite and fiber network access services segment, by December 31, 2003. Through the divestiture process, we will have nominal, if any, commitment to invest additional funds in Verestar, with the exception of approximately $12.0 million of Verestar’s contractual obligations that we have guaranteed. Depending on the terms of the final disposition, we may remain liable for these guarantees. We now account for Verestar as a discontinued operation and, accordingly, we no longer have a satellite and fiber network access services segment.

Recent Transactions

Acquisitions

NII Holdings, Inc.    In December 2002, we agreed to acquire approximately 540 communications sites, from NII Holdings, predominantly in Mexico, for an aggregate purchase price of $100.0 million in cash. As part of the transaction, we also agreed to provide up to 250 additional communication sites for NII Holdings’ incremental network build-out. We acquired 140 communication sites for approximately $26.2 million in December 2002, and an additional 147 communication sites for approximately $24.0 million as of March 4, 2003. The remaining communication sites are expected to close by the end of the third quarter of 2003. We continue to expect to fund the closings with proceeds from non-core asset sales.

Dispositions

From January 1, 2002 through March 4, 2003, we completed approximately $203.5 million of non-core asset sales. Significant dispositions included the following:

Non-Core Towers.    We disposed of over 700 non-core tower assets for approximately $25.0 million during 2002. These dispositions are part of our program to actively manage our portfolio of tower assets by selling non-core towers and reinvesting a portion of the total proceeds in high quality tower assets, such as the towers we are acquiring from NII Holdings.

MTS Components.    In July 2002, we sold MTS Components, part of our components business, for approximately $32.0 million, which consisted of approximately $20.0 million in cash paid at closing and  $12.0 million of notes receivable.

Office Buildings.     In December 2002, we sold the building where we maintain our corporate headquarters at 116 Huntington Avenue, Boston, Massachusetts. Proceeds from the sale were approximately $68.0 million, of which approximately $38.5 million was used to retire the existing mortgage indebtedness. In March 2003, we sold an additional office building for approximately $10.6 million. These buildings were primarily held as rental property in our rental and management segment.

Flash Technologies.    In January 2003, we sold Flash Technologies, our lighting systems business, for net cash proceeds of approximately $41.1 million, subject to a post-closing working capital adjustment.

MTN.    In February 2003, we sold Maritime Telecommunications Network (MTN), a subsidiary of Verestar, for approximately $26.8 million in cash. The net proceeds from the sale were used to repay loans as required under our credit facilities.

Management Organization

Our corporate headquarters is in Boston, Massachusetts. In 2002, we streamlined our rental and management organization from five to three regions and from twenty to ten areas in the United States. Each region is headed by a vice president who reports to our Executive Vice President of Tower Operations who, in turn, reports to our President and Chief Operating Officer. Our current regional centers in the United States are based in Boston, Massachusetts, Chicago, Illinois and Phoenix, Arizona and are further subdivided into ten area operations centers that are staffed with skilled engineering, construction management and marketing personnel. Our centralized lease processing for the rental and management segment is based in Woburn, Massachusetts and our related accounting operations are based in Atlanta, Georgia. Our international regional centers are based in Mexico City, Mexico and Sao Paulo, Brazil. We believe our United States and international regional and area operations centers are capable of responding effectively to the opportunities and customer needs of their defined geographic areas.

Regulatory Matters

Towers and Licenses.    Both the Federal Communications Commission (“FCC”) and the Federal Aviation Administration (“FAA”) regulate towers used for wireless communications and radio and television broadcasting. These regulations govern the siting, lighting, marking and maintenance of towers. Depending on factors such as tower height and proximity to public airfields, the construction of new antenna structures or modifications to existing antenna structures must be reviewed by the FAA prior to initiation to ensure that the structure will not present a hazard to aircraft navigation. After the FAA issues a “No Hazard” determination, the tower owner must register the antenna structure with the FCC and paint and light the structure in accordance with the FAA determination. The FAA review and the FCC registration processes are prerequisites to FCC authorization of communications devices placed on the antenna structure. Tower owners bear the responsibility for notifying the FAA of any tower lighting failures and for the repair of those lighting failures. Tower owners also must notify the FCC when ownership of a tower changes. We generally indemnify our customers against any failure to comply with applicable standards. Failure to comply with applicable tower-related requirements may lead to monetary penalties.

The FCC separately regulates and licenses wireless communications devices and radio and television stations transmitting from the towers based upon the particular frequency used. We hold, through various subsidiaries, certain licenses for radio transmission facilities granted by the FCC, including satellite earth stations, private microwave and specialized mobile radio stations (which are subject to regulation by the FCC). We are required to obtain the FCC’s approval prior to assigning these licenses or transferring control of any entity of ours which holds FCC licenses.

The FCC considers the construction of a new tower or collocation of an antenna on an existing antenna structure (including building rooftops and watertanks) to be a federal undertaking subject to prior environmental review and approval under the National Environmental Policy Act of 1969 (“NEPA”), which obligates federal agencies to evaluate the environmental impacts of undertakings to determine whether they may significantly affect the environment. The FCC has issued regulations implementing NEPA as well as the National Historic Preservation Act, the Endangered Species Act and the American Indian Religious Freedom Act. These regulations place responsibility on each applicant or licensee to investigate potential environmental and other effects of operations and to disclose any significant impacts in an environmental assessment prior to constructing a tower or collocating an antenna. If a tower or collocation may have a significant impact on the environment, FCC approval of the tower or collocation could be significantly delayed. In January 2002, the FCC’s Wireless Bureau dismissed, for lack of standing, challenges to the registration of seven of our towers filed by certain environmental groups. The challenges alleged that we had failed to comply with NEPA and that the FCC’s rules implementing NEPA are inadequate. The petitioners have appealed the Bureau’s decision to the FCC. If the Bureau’s decision is overturned, we could be subject to monetary penalties or increased compliance obligations. In August 2002, the same environmental groups asked the FCC to review the tower registrations of more than 5,000 towers in the gulf coast region to assess compliance with the Endangered Species Act and Migratory Bird Treaty Act and to require the filing of new or revised environmental assessments under NEPA for all towers in the region. We own a number of the towers identified in the pleading. However, because the pleading was not served on us, we have not been asked by the FCC to respond. PCIA, a trade association representing the tower industry, has asked the FCC to dismiss the pleading based on numerous grounds. The matter is pending. In February 2003, the same environmental groups filed suit against the FCC in a federal appeals court, asking the court to force the FCC to address the groups’ pending requests and appeals, and asked the court to force the FCC to adopt more stringent environmental rules. Depending on how the court rules, we could be subject to increased compliance obligations. In addition, a ruling in the federal appeals court could affect the groups’ pending cases with the FCC.

In January 2001, the FCC concluded investigations of several operators of communications towers, including us. The FCC sent us a Notice of Apparent Liability for Forfeiture (NAL) preliminarily determining that we had failed to file certain informational forms, had failed to properly post certain information at various tower sites, and on one occasion had failed to properly light a tower. The FCC also ordered an additional review of our overall procedures for and degree of compliance with the FCC’s regulations. We reached a settlement with the FCC regarding the compliance issues arising out of the NAL in the form of a Consent Decree. As part of the Consent Decree, the FCC has rescinded the NAL and terminated the further investigation ordered in the NAL. In September 2001 we made a voluntary contribution of $0.3 million to the U.S. Treasury and agreed to maintain an active compliance plan. Failure to comply with the Consent Decree may lead to additional monetary penalties and loss of the right to hold our various registrations and licenses.

The Telecommunications Act of 1996 amended the Communications Act of 1934 by limiting state and local zoning authorities’ jurisdiction over the construction, modification and placement of wireless communications towers. The law preserves local zoning authority but prohibits any action that would discriminate between different providers of wireless services or ban altogether the construction, modification or placement of communications towers. It also prohibits state or local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations. The Telecommunications Act of 1996 also requires the federal government to help licensees of wireless communications services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

We are also subject to local and county zoning restrictions and restrictive covenants imposed by local authorities or community developers. These regulations vary greatly, but typically require tower owners and/or licensees to obtain approval from local officials or community standards organizations prior to tower construction or collocations on existing towers. Local zoning authorities often are in opposition to construction in their communities and these regulations can delay or prevent new tower construction, collocations or site upgrade projects, thereby limiting our ability to respond to customer demand. In addition, those regulations increase costs associated with new tower construction and collocation. Existing regulatory policies may adversely affect the timing or cost of new tower construction and collocations, and additional regulations may be adopted which increase delays or result in additional costs to us. These factors could adversely affect our construction program and operations.

Our tower operations in Mexico and Brazil are also subject to regulation. If we pursue additional international opportunities, we will be subject to regulations in additional foreign jurisdictions. In addition, our customers, both domestic and foreign, also may be subject to new regulatory policies that may adversely affect the demand for communications sites.

Satellite and Fiber Network Access (Discontinued Operations).    We are required to obtain licenses and other authorizations from the FCC for our use of radio frequencies to provide satellite and wireless services in the United States. We are also required to obtain authorizations from foreign regulatory agencies in connection with our provision of these services abroad. We hold a number of point-to-point microwave radio licenses that are used to provide telecommunications services. Additionally, we hold a number of satellite earth station licenses in connection with our operation of satellite-based networks. We are required to obtain consent from the FCC prior to assigning these licenses or transferring control of any of our companies holding an FCC license.

Environmental Matters.    Our operations, like those of other companies engaged in similar businesses, are subject to various federal, state and local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials, and wastes, and the siting of our towers. As an owner, lessee and/or operator of real property and facilities, we may have liability under those laws for the costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous substances or wastes. Certain of these laws impose cleanup responsibility and liability without regard to whether we, as the owner, lessee or operator, knew of or were responsible for the contamination, and whether or not we have discontinued operations or sold the property. We may also be subject to common law claims by third parties based on damages and costs resulting from off-site migration of contamination.

We, and our customers, also may be required to obtain permits, obey regulatory requirements, and make certain informational filings related to hazardous substances used at our sites by our customers. Violations of these types of regulations could subject us to fines and/or criminal sanctions. In October 2001, we paid $150,000 in civil penalties related to certain alleged environmental permitting and filing violations in the County of Santa Clara in California.

Health, Safety and Transportation.     As an FCC licensee, we are subject to regulations and guidelines imposing certain operational obligations relating to radio frequency emissions. As employers, we are subject to OSHA and similar guidelines regarding employee protection from radio frequency exposure. Our construction teams are subject to regulation by OSHA and equivalent state agencies concerning health and safety matters. Our heavy vehicles and their drivers are subject to regulation by the Department of Transportation.

Competition and New Technologies

Rental and Management Segment Competition.    We compete for antennae site customers with other national independent tower companies, wireless carriers that own and operate their own tower networks and lease tower space to other carriers, rooftop and other alternative site structures, site development companies that acquire space on existing towers for wireless service providers and manage new tower construction, and independent tower operators. We believe that tower location and capacity, price and quality of service historically have been and will continue to be the most significant competitive factors affecting owners, operators and managers of communications sites.

Network Development Services Segment Competition.    Our network development services compete with a variety of companies offering individual, or combinations of, competing services. The field of competitors includes site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors, and carriers’ internal staffs. We believe that carriers base their decisions on network development services on various criteria, including a company’s experience, track record, local reputation, price, and time for completion of a project. Kline Iron & Steel competes with numerous other steel fabricators, many of which have substantially greater resources.

We believe that we compete favorably as to the key competitive factors relating to our rental and management and network development services segments.

New Technologies.    The emergence or growth of new technologies could reduce the need for tower-based transmission and reception and may, therefore, have a negative impact on our operations. These technologies include: signal combining technologies, which permit one antenna to service two different frequencies of transmission and, thereby, two customers, may reduce the need for tower-based broadcast transmission and hence demand for tower space; technologies that enhance spectral capacity, such as beam forming or “smart antennas”, which can increase the capacity at existing sites and can reduce the number of additional sites a given carrier needs to serve any given subscriber base; delivery of wireless telephony services by direct broadcast satellites or cable providers, which could reduce the demand for tower space; indoor distribution systems, which relieve some capacity on existing networks and could have an adverse effect on our operations; and capacity enhancing technologies such as lower-rate vocoders and more spectrally efficient airlink standards, which potentially relieve network capacity problems without adding sites and could adversely affect our operations.

Any increase in the use of network sharing or roaming or resale arrangements by wireless service providers could adversely affect the demand for tower space. These arrangements, which are essentially extensions of traditional roaming agreements, enable a provider to serve customers outside its license area, to give licensed providers the right to enter into arrangements to serve overlapping license areas, and to permit non-licensed providers to enter the wireless marketplace. Wireless service providers might consider such sharing or resale arrangements superior to constructing their own facilities or leasing our antenna space. One possible benefit of such arrangements, however, is that network sharing arrangements could stimulate network development in areas where a single carrier network is economically unattractive.

Construction, Manufacturing and Raw Materials

We build, maintain and install land based wireless communications and broadcast transmitting and receiving facilities by obtaining sheet metal and other raw material parts and components from a variety of vendors. We also engage third party contract manufacturers to construct certain of these facilities. We have historically obtained the majority of our sheet metal and other raw materials parts and components from a limited number of suppliers. However, substantially all of these items are available from numerous other suppliers. We have not, to date, experienced any significant difficulties in obtaining the needed quantities of materials from suppliers in a timely manner.

Employees

As of December 31, 2002, we employed approximately 1,900 full time individuals and consider our employee relations to be satisfactory.

Available Information

Our Internet website is www.americantower.com. Information contained in our website is not incorporated by reference into this annual report, and you should not consider information contained in our website as part of this annual report. You may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Investors portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

We have adopted a written code of conduct that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The code of conduct will be available on our website at www.americantower.com. In the event we amend, or provide any waivers from, the provisions of this code of conduct, we intend to disclose these events on our website as required by law.

Factors That May Affect Future Results

Decrease in demand for tower space would materially and adversely affect our operating results and we cannot control that demand.

Many of the factors affecting the demand for wireless communications tower space, and to a lesser extent our services business, could materially affect our operating results. Those factors include:

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

The demand for broadcast antenna space is dependent, to a significantly lesser extent, on the needs of television and radio broadcasters. Among other things, technological advances, including the development of satellite-delivered radio, may reduce the need for tower-based broadcast transmission. We could also be affected adversely should the development of digital television be delayed or impaired, or if demand for it were less than anticipated because of delays, disappointing technical performance or cost to the consumer.

Our substantial leverage and debt service obligations may adversely affect us.

We have a substantial amount of indebtedness. Our total indebtedness at year end, giving effect to our approximately $420.0 million offering of senior subordinated discount notes in January 2003 and the subsequent $200.0 million prepayment of term loans outstanding under our credit facilities, was approximately $3.6 billion, excluding any assumed repayment of other indebtedness out of the remaining proceeds from the discount notes offering.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due in respect of our indebtedness. A significant portion of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase. We may also obtain additional long term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage. Our substantial leverage could have significant negative consequences, including:

•	our inability to meet one or more of the financial ratios contained in our debt agreements or to generate cash sufficient to pay interest or principal, including periodic principal amortization payments, which events could result in an acceleration of some or all of our outstanding debt as a result of cross-default provisions;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional debt or equity financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures;

•	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

Our participation or inability to participate in tower industry consolidation could involve certain risks.

Any merger or acquisition transaction would involve several risks to our business, including demands on managerial personnel that could divert their attention from other aspects of our core leasing business, increased operating risks due to the integration of major national networks into our operational system, and potential antitrust constraints, either in local markets or on a regional basis, that could require selective divestitures at unfavorable prices. Any completed transaction may have an adverse effect on our operating results, particularly in the fiscal quarters immediately following its completion while we integrate the operations of the other business. In addition, once integrated, combined operations may not necessarily achieve the levels of revenues, profitability or productivity anticipated. There also may be limitations on our ability to consummate a merger or acquisition transaction. For example, any transaction would have to comply with the terms of our loan agreement and note indentures, and there are regulatory constraints on business combinations. Our inability to consummate a merger or acquisition for these or other reasons could result in our failure to participate in the expected benefits of industry consolidation and may have an adverse effect on our ability to compete effectively.

Continuation of the current U.S. economic slowdown could materially and adversely affect our business.

The existing slowdown in the U.S. economy has negatively affected the factors described under the prior heading, influencing demand for tower space and tower related services. For example, the slowdown, coupled with the deterioration of the capital markets, has caused certain wireless service providers to delay and, in certain cases, abandon expansion and upgrading of wireless networks, implementation of new systems, or introduction of new technologies. As a result, demand has also decreased for many of our network development services. The economic slowdown has also harmed, and may continue to harm, the financial condition of some wireless service providers. Many wireless service providers operate with substantial leverage and some wireless service providers, including customers of ours, have filed for bankruptcy.

If our wireless service provider customers consolidate or merge with each other to a significant degree, our growth, our revenue and our ability to generate positive cash flows could be adversely affected.

Significant consolidation among our wireless service provider customers may result in reduced capital expenditures in the aggregate because the existing networks of many wireless carriers overlap, as do their expansion plans. Similar consequences might occur if wireless service providers engage in extensive sharing or roaming or resale arrangements as an alternative to leasing our antennae space. In January 2003, the spectrum cap, which previously prohibited wireless carriers from owning more than 45 MHz of spectrum in any given geographical area, was allowed to expire. Some wireless carriers may be encouraged to consolidate with each other as a result of this regulatory change and as a means to strengthen their financial condition. Consolidation among wireless carriers would also increase our risk that the loss of one or more of our major customers could materially decrease revenues and cash flows.

Due to the long-term expectations of revenue from tenant leases, the tower industry is sensitive to the creditworthiness of its tenants.

Due to the long-term nature of our tenant leases, we, like others in the tower industry, are dependent on the continued financial strength of our tenants. During the past two years, several of our customers have filed for bankruptcy, although to date these bankruptcies have not had a material adverse effect on our business or revenues. Many wireless service providers operate with substantial leverage. If one or more of our major lease customers experienced financial difficulties, it could result in uncollectible accounts receivable and our loss of significant customers and anticipated lease revenues.

Restrictive covenants in our credit facilities, senior notes and senior subordinated discount notes could adversely affect our business by limiting flexibility.

The indentures for our senior notes, our senior subordinated discount notes issued in January 2003, and our credit facilities contain restrictive covenants and, in the case of the credit facilities, requirements of complying with certain leverage and other financial tests. These limit our ability to take various actions, including the incurrence of additional debt, guaranteeing indebtedness and issuing preferred stock, engaging in various types of transactions, including mergers and sales of assets, and paying dividends and making distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, merger and acquisition or other opportunities.

Our foreign operations could create expropriation, governmental regulation, funds inaccessibility, foreign exchange exposure and management problems.

Our expansion in Mexico and Brazil, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. We have loaned $119.8 million to a Mexican company, own or have the economic rights to over 1,700 towers in Mexico, including approximately 200 broadcast towers (giving effect to pending transactions), and, subject to certain rejection rights, are contractually committed to construct up to approximately 650 additional towers in that country over the next three years. Giving effect to pending transactions, we also own or have acquired the rights to approximately 275 communications towers in Brazil and are, subject to certain rejection rights, contractually committed to construct up to 350 additional towers in that country over the next three years. The actual number of sites constructed will vary depending on the build out plans of the applicable carrier. In December 2002, we agreed to acquire approximately 540 communications sites from NII Holdings, predominantly in Mexico, for an aggregate purchase price of $100.0 million in cash. We may, should economic and capital market conditions improve, also engage in comparable transactions in other countries in the future. Among the risks of foreign operations are governmental expropriation and regulation, inability to repatriate earnings or other funds, currency fluctuations, difficulty in recruiting trained personnel, and language and cultural differences, all of which could adversely affect our operations.

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

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state and local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials, and wastes, and the siting of our towers. As owner, lessee or operator of approximately 15,000 real estate sites, we may be liable for substantial costs of remediating soil and groundwater contaminated by hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of or were responsible for the contamination. In addition, we cannot assure you that we are at all times in complete compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The current cost of complying with those laws is not material to our financial condition or results of operations. However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to government regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

We are subject to federal, state, local and foreign regulation of our business, including regulation by the FAA, FCC, Environmental Protection Agency, Department of Transportation and OSHA. Both the FCC and the FAA regulate towers used for wireless communications and radio and television antennae and the FCC separately regulates transmitting devices operating on towers. Similar regulations exist in Mexico, Brazil and other foreign countries regarding wireless communications and the operation of communications towers. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, collocations or site upgrade projects, thereby limiting our ability to respond to customer demand. Existing regulatory policies may adversely affect the timing or cost of new tower construction and locations and additional regulations may be adopted which increase delays or result in additional costs to us or which prevent or restrict new tower construction in certain locations. These factors could adversely affect our operations.

Increasing competition in the tower industry may create pricing pressures that may adversely affect us.

Our industry is highly competitive, and our customers have numerous alternatives for leasing antenna space. Some of our competitors are larger and have greater financial resources than we do, while other competitors are in weak financial condition. Competitive pricing pressures for tenants on towers from these competitors could adversely affect our lease rates and service income. In addition, if we lose customers due to pricing, we may not be able to find new customers, leading to an accompanying adverse effect on our profitability. Increasing competition could also make the acquisition of high quality tower assets more costly.

Our competition includes:

•	national independent tower companies;

•	wireless carriers that own towers and lease antenna space to other carriers;

•	site development companies that purchase antenna space on existing towers for wireless carriers and manage new tower construction; and

•	alternative site structures (e.g., building rooftops, billboards and utility poles).

We may not be able to maintain the leases for our tower sites.

Our property interests in our tower sites consist primarily of fee and leasehold interests, private easements and easements, licenses or rights-of-way granted by governmental entities. A loss of these interests, including losses arising from the bankruptcy of one or more of our lessors or from the default by one or more of our lessors under their mortgage financing, could interfere with our ability to conduct our business. We also may not be able to renew leases on favorable terms. In addition, we may not always have the ability to access, examine and verify all information regarding titles and other issues prior to completing a purchase or lease of tower sites.

Our costs could increase and our revenues could decrease due to perceived health risks from radio emissions, especially if these perceived risks are substantiated.

Public perception of possible health risks associated with cellular and other wireless communications media could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks could slow the market acceptance of wireless communications services and increase opposition to future siting efforts. The potential connection between radio frequency emissions and certain negative health effects has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive.

If a connection between radio frequency emissions and possible negative health effects, including cancer, were established, or if the public perception that such a connection exists were to increase, our operations, costs and revenues would be materially and adversely affected. We do not maintain any significant insurance with respect to these matters.

The market for our Class A common stock may be volatile.

The market price of our Class A common stock could be subject to wide fluctuations. These fluctuations could be caused by:

•	quarterly variations in our results of operations;

•	changes in earnings estimates by analysts;

•	conditions in our markets; or

•	general market or economic conditions.

In addition, in recent years the stock market has experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices of many companies, often unrelated to the operating performance of the specific companies. These market fluctuations could adversely affect the price of our Class A common stock.

If we issue a significant number of shares of Class A common stock to satisfy certain obligations under our convertible notes, the trading price for our Class A common stock could be adversely affected.

Holders of our three series of convertible notes, totaling $873.6 million outstanding at December 31, 2002, may require us to repurchase all or any of their convertible notes on dates and for the prices indicated in the discussion contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Certain Contractual Commitments.” Our credit facilities restrict our ability to repurchase convertible notes for cash, except that we now have the right to use up to $217.0 million to prepay or repurchase the 2.25% convertible notes and, to the extent we do not and are not required to do so, to prepay or repurchase prior to June 30, 2004, any of our other convertible notes or our senior notes. We may, subject to certain conditions in the applicable indentures (including the condition that our Class A common stock trade on a national securities exchange or Nasdaq), elect to pay the repurchase price in shares of Class A common stock. Exercising this election or seeking to reduce the amount of outstanding convertible notes prior to these dates may involve the issuance of a significant number of shares of our Class A common stock, or securities convertible into or exercisable for these shares, which could cause the trading price of our Class A common stock to decline.

There will be dilution of the value of our Class A common stock when outstanding warrants become exercisable.

In January 2003, we issued warrants to purchase approximately 11.4 million shares of our Class A common stock in connection with our 12.25% senior subordinated discount notes offering. The shares underlying the warrants represented approximately 5.5% of our outstanding common stock at issuance (assuming all the warrants are exercised). These warrants will become exercisable on or after January 29, 2006 at an exercise price of $0.01 per share (see note 19 to our consolidated financial statements). The issuance of these shares will have a dilutive effect on the value of our Class A common stock when these warrants are exercised.

If we are unable to sell our Verestar subsidiary, we may incur additional costs if we have to wind down and liquidate this business.

In December 2002, we committed to a plan to sell Verestar, which previously comprised our satellite and fiber network access services segment, within the next twelve months. With the exception of guarantees of approximately $12.0 million of Verestar’s contractual obligations, we will have nominal, if any, obligations to fund Verestar’s business through the divestiture process. If we are unable to sell Verestar prior to December 31, 2003, however, we may be forced to discontinue its operations and liquidate its assets. If this were to occur, we could incur additional costs in connection with the winding down and liquidation of Verestar’s businesses, and our management could be distracted from the operations of our core leasing business during this process.

ITEM 2.    PROPERTIES

We maintain our corporate headquarters at 116 Huntington Avenue, Boston, Massachusetts, where we lease approximately 30,000 square feet of office space. Prior to December 2002, we owned the building containing this office space. Our operating segments occupy headquarters or regional offices, warehouses and manufacturing space which we move into and out of from time to time as our business needs change. At present, the properties used in these business segments are as follows:

•	Our rental and management segment is organized on a regional basis without maintaining a separate headquarters facility. Of these regional offices, we own (or we hold a majority interest in) an aggregate of approximately 34,800 square feet and lease an aggregate of approximately 39,100 square feet. Sales and tower operations for wireless carrier towers are located in three United States regional offices in Gilbert, Arizona, Schaumburg, Illinois and Boston, Massachusetts. Our international offices are located in Mexico City, Mexico and Sao Paulo, Brazil. The broadcast tower division’s office is located in Westwood, Massachusetts. Our lease processing center is located in Woburn, Massachusetts and our related accounting operations are located in Atlanta, Georgia.

•	Our network development services segment does not maintain a headquarters but maintains key properties in: Columbia and West Columbia, South Carolina (where Kline Iron & Steel is located and maintains its steel manufacturing plant), and Alpharetta, Georgia where our engineering services business is located. We own an aggregate of approximately 639,000 square feet and lease an aggregate of approximately 330,000 square feet.

•	Our former satellite and fiber network access services segment (discontinued operations) maintains its headquarters in Fairfax, Virginia in approximately 21,000 square feet of leased office space.

Our interests in individual communications sites are comprised of a variety of fee and leasehold interests. Of the approximately 15,000 towers comprising our portfolio, giving effect to pending transactions, approximately 19% are located on parcels of land that we own and approximately 81% are either located on parcels of land that we have leasehold interests created by long-term lease agreements, private easements and easements, licenses or rights-of-way granted by government entities, or are sites that we manage for third parties. In rural areas, a wireless communications site typically consists of 10,000 square feet tracts, which supports towers, equipment shelters and guy wires to stabilize the structure, whereas a broadcast tower site typically consists of a tract of land up to twenty-acres. Less than 2,500 square feet are required for a monopole or self-supporting tower structure of the kind typically used in metropolitan areas for wireless communication tower sites. Land leases generally have an initial term of five years with three or four additional automatic renewal periods of five years, for a total of twenty to twenty-five years.

Pursuant to our credit facilities, the lenders have liens on, among other things, all towers, leasehold interests, tenant leases, contracts relating to the management of towers for others, cash, accounts receivable, the stock and other equity interests of virtually all of our subsidiaries and all intercompany debt, fixtures, inventory and other personal property, including intellectual property, certain fee interests, and any proceeds of the foregoing.

We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.

ITEM 3.    LEGAL PROCEEDINGS

We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders in the fourth quarter of 2002.

PART II

ITEM	5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

The following table presents reported high and low sale prices of our Class A common stock on the Composite Tape of the New York Stock Exchange (NYSE) for the years 2002 and 2001.

2002	High	Low
Quarter ended March 31	$10.40	$3.50
Quarter ended June 30	5.65	2.70
Quarter ended September 30	3.55	1.10
Quarter ended December 31	4.29	0.60

2001
Quarter ended March 31	41.50	17.70
Quarter ended June 30	28.75	14.20
Quarter ended September 30	20.62	9.50
Quarter ended December 31	16.30	5.25

On March 12, 2003, the closing price of our Class A common stock was $4.87 as reported on the NYSE.

The outstanding shares of common stock and number of registered holders as of December 31, 2002 were as follows:

	Class
	A	B	C
Outstanding shares	185,499,028	7,917,070	2,267,813
Registered holders	893	58	1

Dividends

We have never paid a dividend on any class of common stock. We anticipate that we will retain future earnings, if any, to fund the development and growth of our business. We do not anticipate paying cash dividends on shares of common stock in the foreseeable future. Our borrower subsidiaries are prohibited under the terms of their credit facilities from paying cash dividends or making other distributions on, or making redemptions, purchases or other acquisitions of, their capital stock or other equity interests, including preferred stock, except that, beginning on April 15, 2004, if no default exists or would be created thereby under the credit facilities, our borrower subsidiaries may pay cash dividends or make other distributions to the extent that restricted payments, as defined in the credit facilities, do not exceed 50% of excess cash flow, as defined in the credit facilities, for the preceding calendar year. The 12.25% senior subordinated discount notes (issued in January 2003) of American Towers, Inc. (ATI), our principal operating subsidiary, impose similar limitations on the ability of ATI and certain of our subsidiaries that have guaranteed the discount notes (sister guarantors) to pay dividends and make other distributions. The indenture for our 9 3/8% senior notes due 2009 imposes significant limitations on the payment of dividends by us to our stockholders.

ITEM 6.     SELECTED FINANCIAL DATA

We have derived the following selected financial data from our audited consolidated financial statements, certain of which are included in this Annual Report on Form 10-K. You should read the selected financial data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes to those consolidated financial statements included in this Annual Report on Form 10-K. Prior to our separation from our former parent on June 4, 1998, we operated as a subsidiary of American Radio Systems Corporation (American Radio) and not as an independent company. Therefore, our results of operations and the financial condition information for that period may be different from what they would have been had we operated as a separate, independent company.

Our continuing operations are reported in two segments, rental and management and network development services. In December 2002, we committed to a plan to dispose of Verestar (previously comprising our entire satellite and fiber network access services segment) by sale within the next twelve months. In the fourth quarter of 2002, we also committed to a plan to sell Flash Technologies (previously included in the network development services segment) and two office buildings (previously included in our rental and management segment). In July 2002, we consummated the sale of MTS Components (previously included in our network development services segment). In accordance with generally accepted accounting principles, the consolidated statements of operations for all periods reported in this “Selected Financial Data” have been adjusted to reflect these businesses as discontinued operations.

Year-to-year comparisons are significantly affected by our acquisitions, dispositions and construction of towers. Our principal acquisitions and dispositions are described in “Business—Recent Transactions” and in the notes to our consolidated financial statements.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Rental and management	$548,923	$435,302	$270,298	$131,245	$60,505
Network development services	239,497	349,848	239,616	67,039	23,315

Total operating revenues	788,420	785,150	509,914	198,284	83,820

Operating Expenses:
Rental and management	228,519	211,811	136,300	60,915	29,455
Network development services	217,690	312,926	210,313	55,217	19,479
Depreciation and amortization (1)	316,876	346,020	241,211	116,242	47,177
Corporate general and administrative expense	24,349	26,478	14,958	9,136	5,099
Restructuring expense	10,638	5,236
Development expense	5,896	7,895	14,433	1,406
Tower separation expense (2)					12,772
Impairments and net loss on sale of long-lived assets (3)	90,734	74,260

Total operating expenses	894,702	984,626	617,215	242,916	113,982

Operating loss from continuing operations	(106,282)	(199,476)	(107,301)	(44,632)	(30,162)

Interest income, TV Azteca, net	13,938	14,377	12,679	1,856
Interest income	3,514	28,622	15,954	17,850	9,196
Interest expense	(255,645)	(267,825)	(151,702)	(27,274)	(23,228)
(Loss) income from investments and other expense	(25,579)	(38,797)	(2,434)	367
Loss on term loan cancellation (4)	(7,231)
Note conversion expense (5)		(26,336)	(16,968)
Minority interest in net earnings of subsidiaries	(2,118)	(318)	(202)	(142)	(287)

Loss from continuing operations before income taxes	(379,403)	(489,753)	(249,974)	(51,975)	(44,481)

Income tax benefit	64,634	99,875	65,897	4,479	5,511

Loss from continuing operations before extraordinary losses and cumulative effect of change in accounting principle (6)	$(314,769)	$(389,878)	$(184,077)	$(47,496)	$(38,970)

Basic and diluted loss per common share from continuing operations before extraordinary losses and cumulative effect of change in accounting principle (6)	$(1.61)	$(2.04)	$(1.09)	$(0.32)	$(0.49)

Weighted average common shares outstanding (6)	195,454	191,586	168,715	149,749	79,786

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash) (7)	$127,292	$130,029	$128,074	$25,212	$186,175
Property and equipment, net	2,734,885	3,287,573	2,296,670	1,092,346	449,476
Total assets	5,662,203	6,829,723	5,660,679	3,018,866	1,502,343
Long-term obligations, including current portion	3,464,679	3,561,960	2,468,223	740,822	281,129
Total stockholders’ equity	1,740,323	2,869,196	2,877,030	2,145,083	1,091,746

(1)	As of January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). Accordingly, we ceased amortizing goodwill on January 1, 2002. The statements of operations for all periods presented except for the year ended December 31, 2002 include goodwill amortization. The adoption of SFAS No. 142 reduced amortization expense in continuing operations by approximately $70.0 million for the year ended December 31, 2002.
(2)	Tower separation expense refers to the one-time expense incurred as a result of our separation from American Radio.
(3)	Impairments and net loss on sale of long-lived assets for the year ended December 31, 2002 was $90.7 million and was comprised primarily of impairment charges and net loss on sale of certain non-core towers aggregating $46.8 million and an impairment charge of $40.2 million related to the write-off of construction-in-progress costs associated with approximately 800 sites that we no longer plan to build. Impairments and net loss on sales of long-lived assets for the year ended December 31, 2001 was $74.3 million and was primarily comprised of impairment charges on non-core towers of $11.7 million and an impairment charge of $62.6 million related to the write-off of construction in progress costs on sites that we no longer intended to build.
(4)	Represents the write-off of certain deferred financing costs associated with our term loan C credit facility which was terminated in 2002.
(5)	Note conversion expense represents the fair value of incremental stock issued to holders of our 2.25% and 6.25% convertible notes to induce them to convert their holdings prior to the first scheduled redemption date.
(6)	We computed basic and diluted loss per common share from continuing operations before extraordinary losses and cumulative effect of change in accounting principle using the weighted average number of shares outstanding during each period presented. Shares outstanding following the separation from our former parent American Radio are assumed to be outstanding for all periods presented prior to June 4, 1998. We have excluded shares issuable upon exercise of options and other common stock equivalents from the computations, as their effect is anti-dilutive.
(7)	Includes at December 31, 2001 and 2000 approximately $94.1 million and $46.0 million, respectively, of restricted funds required under our credit facilities to be held in escrow through August 2002 to fund scheduled interest payments on our outstanding senior and convertible notes.

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and the information set forth under the heading “Critical Accounting Policies” on page 40.

During the years ended December 31, 2002, 2001, and 2000, we acquired various communications sites, service businesses and satellite and fiber network access related businesses for aggregate purchase prices of approximately $55.7 million, $827.2 million, and $1.8 billion, respectively. Our results of operations only reflect the acquired towers and businesses in the periods following their respective dates of acquisition. As such, our results of operations for the year ended December 31, 2002 are not comparable to the year ended December 31, 2001, and the results for the year ended December 31, 2001 are not comparable to the year ended December 31, 2000.

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment profit (loss) as a means to measure operating performance in these business segments. We define segment operating profit (loss) as segment revenues less segment operating expenses excluding depreciation and amortization, corporate general and administrative expense, restructuring expense, development expense and impairments and net loss on sale of long-lived assets. Segment profit (loss) for the rental and management segment also includes interest income, TV Azteca, net (see note 16 to the consolidated financial statements).

In December 2002, we committed to a plan to dispose of Verestar (which previously comprised our entire satellite and fiber network access services segment) by sale within the next twelve months. In the fourth quarter of 2002, we also committed to a plan to sell Flash Technologies (previously included in our network development services segment) and two office buildings (previously included in our rental and management segment). In July 2002, we consummated the sale of MTS Components (previously included in our network development services segment). In accordance with generally accepted accounting principles, the consolidated statements of operations for periods reported in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been adjusted to reflect these businesses as discontinued operations.

Results of Operations

Years Ended December 31, 2002 and 2001

As of December 31, 2002, we owned or operated approximately 14,600 communications sites, as compared to approximately 14,500 communications sites as of December 31, 2001. The acquisitions and construction completed throughout 2001 and, to a lesser extent, 2002, have significantly affected operations for the year ended December 31, 2002, as compared to the year ended December 31, 2001.

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2002	2001
	(In thousands)
REVENUES:
Rental and management	$548,923	$435,302	$113,621	26%
Network development services	239,497	349,848	(110,351)	(32)

Total revenues	788,420	785,150	3,270	1

OPERATING EXPENSES:
Rental and management	228,519	211,811	16,708	8
Network development services	217,690	312,926	(95,236)	(30)
Depreciation and amortization	316,876	346,020	(29,144)	(8)
Corporate general and administrative expense	24,349	26,478	(2,129)	(8)
Restructuring expense	10,638	5,236	5,402	103
Development expense	5,896	7,895	(1,999)	(25)
Impairments and net loss on sale of long-lived assets	90,734	74,260	16,474	22

Total operating expenses	894,702	984,626	(89,924)	(9)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $1,494 and $1,160, respectively	13,938	14,377	(439)	(3)
Interest income	3,514	28,622	(25,108)	(88)
Interest expense	(255,645)	(267,825)	12,180	(5)
Loss on investments and other expense	(25,579)	(38,797)	13,218	(34)
Loss on term loan cancellation	(7,231)		(7,231)	N/A
Note conversion expense		(26,336)	26,336	N/A
Minority interest in net earnings of subsidiaries	(2,118)	(318)	(1,800)	566
Income tax benefit	64,634	99,875	(35,241)	(35)
Loss from discontinued operations, net	(263,427)	(60,216)	(203,211)	337
Extraordinary loss on extinguishment of debt, net	(1,065)		(1,065)	N/A
Cumulative effect of change in accounting principle, net	(562,618)		(562,618)	N/A

Net loss	$(1,141,879)	$(450,094)	$(691,785)	154%

Total Revenues

Total revenues for the year ended December 31, 2002 were $788.4 million, an increase of $3.3 million from the year ended December 31, 2001. The increase resulted from an increase in rental and management revenues of $113.6 million, offset by a decrease in network development services revenue of $110.3 million.

Rental and Management Revenue

Rental and management revenue for the year ended December 31, 2002 was $548.9 million, an increase of $113.6 million from the year ended December 31, 2001. The increase resulted primarily from leasing activity on towers acquired and constructed subsequent to January 1, 2001 and, to a lesser extent, increased revenue on towers that existed as of January 1, 2001. The 4,270 towers that we have acquired and constructed since January 1, 2001 have significantly increased our revenues. The increased depth and strength of our national and international portfolio provided us with a much larger base of tower revenue for a full year in 2002 as compared to the year ended December 31, 2001. The remaining component of the increase is attributable to an increase in same tower revenue related to towers included in our portfolio as of January 1, 2001. This increase was driven by our ability to market and add additional tenants to those towers.

We continue to believe that our leasing revenue, which drives our core business, is likely to grow more rapidly than revenue from our network development services segment due to our expected increase in utilization of existing tower capacity. In addition, we believe that the majority of our leasing activity will continue to come from broadband type customers.

Network Development Services Revenue

Network development services revenue for the year ended December 31, 2002 was $239.5 million, a decrease of $110.3 million from the year ended December 31, 2001. The significant decline in revenues during 2002 resulted primarily from decreases in revenue related to construction management, installation, tower maintenance services and radio frequency engineering services, resulting from a corresponding decrease in the growth of the wireless telecommunications industry.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2002 were $894.7 million, a decrease of $89.9 million from the year ended December 31, 2001. The principal component of the decrease was attributable to expense decreases in our network development services segment of $95.2 million. The remaining components of the decrease were attributable to decreases in depreciation and amortization of $29.1 million, as well as decreases in corporate general and administrative expense of $2.1 million and development expense of $2.0 million. These decreases were offset by increases in expenses within our rental and management segment of $16.7 million, coupled with increases in impairments and net loss on sale of long-lived assets of $16.5 million and restructuring expense of $5.4 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the year ended December 31, 2002 was $228.5 million, an increase of $16.7 million from the year ended December 31, 2001. The majority of the increase resulted from incremental operating expenses incurred in 2002 for the more than 3,700 towers that were acquired or constructed during 2001 (due to a full year of inclusion in our results of operations in 2002). The balance of the increase reflects operating expenses incurred in 2002 for the more than 570 towers acquired/constructed in 2002. These increases were partially offset by cost reduction efforts in administrative and operational functions.

Rental and management segment profit for the year ended December 31, 2002 was $334.3 million, an increase of $96.5 million from the year ended December 31, 2001. The increase resulted primarily from incremental revenues and operating profit from both newly acquired and constructed towers and existing towers.

Network Development Services Expense/Segment Profit

Network development services expense for the year ended December 31, 2002 was $217.7 million, a decrease of $95.2 million from the year ended December 31, 2001. The majority of the decrease was due to an overall decline in demand for the services performed by this segment, as discussed above, coupled with decreases in overhead and related infrastructure costs.

Network development services segment profit for the year ended December 31, 2002 was $21.8 million, a decrease of $15.1 million from the year ended December 31, 2001. The decrease resulted primarily from a decline in revenue, as discussed above, partially offset by a reduction in personnel, overhead and infrastructure costs as a result of restructuring initiatives that were implemented in 2002 and 2001.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2002 was $316.9 million, a decrease of $29.1 million from the year ended December 31, 2001. The decrease reflects the adoption of SFAS No. 142, which reduced amortization expense by approximately $70.0 million. This decrease was partially offset by an increase in depreciation expense related to the acquisition/construction of approximately $236.9 million of property and equipment in 2002 and a full year of depreciation on the $1.4 billion of property and equipment acquired in 2001.

Corporate General and Administrative Expense

Corporate general and administrative expense for the year ended December 31, 2002 was $24.3 million, a decrease of $2.1 million from the year ended December 31, 2001. The majority of the decrease is a result of cost reduction efforts in adminstrative and information technology functions related to our restructuring initiatives.

Restructuring Expense

In November 2001, we announced a restructuring of our organization to include a reduction in the scope of our tower development and acquisition activities and the centralization of certain operational and administrative functions. As a result of this continuing initiative, during the year ended December 31, 2002, we incurred employee separation costs associated with the termination of approximately 460 employees (primarily development and administrative), as well as costs associated with the termination of lease obligations and other incremental facility closing costs aggregating $10.6 million, an increase of $5.4 million from the year ended December 31, 2001.

As of December 31, 2002, we have completed our restructuring initiatives to consolidate operations and do not expect future charges associated with this restructuring.

Development Expense

Development expense for the year ended December 31, 2002 was $5.9 million, a decrease of $2.0 million from the year ended December 31, 2001. This decrease resulted primarily from reduced expenses related to tower site data gathering and acquisition costs as a result of our curtailed acquisition and development related activities.

Impairments and Net Loss on Sale of Long-Lived Assets

Impairments and net loss on sale of long-lived assets for the year ended December 31, 2002 was $90.7 million, an increase of $16.5 million from the year ended December 31, 2001. The increase was primarily attributable to an increase in impairment charges and net loss on sale of assets of approximately $35.1 million related to the write-down and sale of certain non-core towers, partially offset by a decrease in impairment charges of approximately $22.4 million related to the write-off of construction-in progress costs associated with sites that we no longer plan to build.

Interest Income

Interest income for the year ended December 31, 2002 was $3.5 million, a decrease of $25.1 million from the year ended December 31, 2001. The decrease resulted primarily from a decrease in interest earned on invested cash primarily attributable to a decrease in cash on hand during 2002, coupled with lower interest rates.

Interest Expense

Interest expense for the year ended December 31, 2002 was $255.6 million, a decrease of $12.2 million from the year ended December 31, 2001. The majority of the decrease, $26.6 million, resulted primarily from a reduction in the interest rates under our credit facilities. The decrease was partially offset by an increase of $7.6 million related to a full year of interest incurred on our senior notes (issued in January 2001) and a reduction in capitalized interest of $9.5 million as a result of our reduced capital expenditures in 2002.

Loss on Investments and Other Expense

Loss on investments and other expense for the year ended December 31, 2002 was $25.6 million, a decrease of $13.2 million from the year ended December 31, 2001. The decrease resulted primarily from decreased impairment and equity losses on our cost and equity investments offset by increased losses on foreign currency exchange related to our Mexican subsidiary.

Loss on Term Loan Cancellation

In January 2002, we terminated the $250.0 million multi-draw term loan C component of our credit facilities and recorded a non-cash charge of approximately $7.2 million related to the write-off of certain deferred financing fees associated with that component. No similar charge was incurred for the year ended December 31, 2001.

Note Conversion Expense

During the year ended December 31, 2001, we acquired a portion of our 2.25% convertible notes in exchange for shares of our Class A common stock. As a consequence of those negotiated exchanges with certain of our noteholders, we recorded a non-cash charge of $26.3 million. These charges represent the fair value of incremental stock issued to noteholders to induce them to convert their holdings prior to the first scheduled redemption date. No similar charge was incurred for the year ended December 31, 2002.

Income Tax Benefit

The income tax benefit for the year ended December 31, 2002 was $64.6 million, a decrease of $35.2 million from the year ended December 31, 2001. The effective tax rate was 17.0% for the year ended December 31, 2002, as compared to 20.4% for the year ended December 31, 2001. The decrease in the effective tax rate was primarily attributable to a valuation allowance of $27.5 million recorded in 2002 in connection with our plan to implement a tax planning strategy to accelerate the utilization of certain federal net operating losses (the valuation allowance represents the estimated lost tax benefit and costs associated with implementing this strategy). This decrease is offset by the impact of our ceasing to amortize goodwill (the majority of which is non-deductible for tax purposes) in 2002 in connection with the adoption of SFAS No. 142.

The effective tax rate on loss from continuing operations in 2002 differs from the statutory rate due primarily to valuation allowances related to our state net operating losses, capital losses, tax planning strategy and foreign items. The effective tax rate in 2001 differs from the statutory rate due to valuation allowances related to state net operating losses and capital losses and other non-deductible items consisting principally of goodwill amortization, and to a lesser extent, note conversion expense.

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At  December 31, 2002, we have provided a valuation allowance primarily related to state net operating loss carryforwards, capital loss carryforwards and the lost tax benefit and costs associated with implementing our tax planning strategy. We have not provided a valuation allowance for the remaining deferred tax assets, primarily federal net operating loss carryforwards, as management believes that we will have sufficient time to realize these assets during the carryforward period.

We intend to recover a portion of our deferred tax asset from our tax planning strategy to accelerate the utilization of certain federal net operating losses. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets as of December 31, 2002 will be dependent upon our ability to generate approximately $800.0 million in taxable income from January 1, 2003 to December 31, 2022. If we are unable to generate sufficient taxable income in the future, or accelerate the utilization of losses as contemplated in our tax planning strategy, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Loss from Discontinued Operations, Net

In December 2002, we committed to a plan to dispose of our wholly owned subsidiary Verestar by sale within the next twelve months. In the fourth quarter of 2002, we also committed to a plan to sell Flash Technologies and two office buildings held primarily as rental property. In July 2002, we consummated the sale of our MTS Components operations. Accordingly, we presented the results of these operations, $(249.9) million and $(60.2) million, net of tax, as loss from discontinued operations, net, in the accompanying statements of operations for the years ended December 31, 2002 and 2001, respectively. The net loss from discontinued operations for the year ended December 31, 2002 also includes a net loss on disposal from the sale of MTS Components and the two office buildings of approximately $13.5 million, net of a tax benefit.

All of these businesses held for sale as of December 31, 2002 and a subsidiary of Verestar were sold in the first quarter of 2003. We expect to sell the remaining portion of Verestar by December 31, 2003.

Extraordinary Loss on Extinguishment of Debt, Net

In February 2002, we repaid the $95.0 million outstanding under our Mexican Credit Facility with borrowings under our credit facilities. As a result of such repayment, we recognized an extraordinary loss on extinguishment of debt of approximately $1.1 million, net of an income tax benefit of $0.6 million for the year ended December 31, 2002. No similar losses were recorded in 2001.

Cumulative Effective of Change in Accounting Principle, Net

As of January 1, 2002, we adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” As a result, we recognized a $562.6 million non-cash charge (net of a tax benefit of $14.4 million) as the cumulative effect of change in accounting principle related to the write-down of goodwill to its fair value. The non-cash charge was comprised of goodwill within our satellite and fiber network access services segment ($189.3 million) and network development services segment ($387.8 million). In accordance with the provisions of SFAS No. 142, the charge is reflected as of January 1, 2002 and included in our results of operations for the year ended December 31, 2002.

Years Ended December 31, 2001 and 2000

As of December 31, 2001, we owned or operated approximately 14,500 communications sites, as compared to approximately 11,000 communications sites as of December 31, 2000. The acquisitions and construction completed in 2001 and 2000 have significantly affected operations for the year ended December 31, 2001, as compared to the year ended December 31, 2000.

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2001	2000
	(In thousands)
REVENUES:
Rental and management	$435,302	$270,298	$165,004	61%
Network development services	349,848	239,616	110,232	46

Total operating revenues	785,150	509,914	275,236	54

OPERATING EXPENSES:
Rental and management	211,811	136,300	75,511	55
Network development services	312,926	210,313	102,613	49
Depreciation and amortization	346,020	241,211	104,809	43
Corporate general and administrative expense	26,478	14,958	11,520	77
Restructuring expense	5,236		5,236	N/A
Development expense	7,895	14,433	(6,538)	(45)
Impairments and net loss on sale of long-lived assets	74,260		74,260	N/A

Total operating expenses	984,626	617,215	367,411	60

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $1,160 and $1,047, respectively	14,377	12,679	1,698	13
Interest income	28,622	15,954	12,668	79
Interest expense	(267,825)	(151,702)	(116,123)	77
Loss on investments and other expense	(38,797)	(2,434)	(36,363)	1,494
Note conversion expense	(26,336)	(16,968)	(9,368)	55
Minority interest in net earnings of subsidiaries	(318)	(202)	(116)	57
Income tax benefit	99,875	65,897	33,978	52
Loss from discontinued operations, net	(60,216)	(6,213)	(54,003)	869
Extraordinary losses on extinguishment of debt, net		(4,338)	4,338	N/A

Net loss	$(450,094)	$(194,628)	$(255,466)	131%

Total Revenues

Total revenues for the year ended December 31, 2001 were $785.2 million, an increase of $275.2 million from the year ended December 31, 2000. The increase resulted from increases in rental and management revenues of $165.0 million and increases in network development services revenue of $110.2 million.

Rental and Management Revenue

Rental and management revenue for the year ended December 31, 2001 was $435.3 million, an increase of $165.0 million from the year ended December 31, 2000. The increase resulted primarily from leasing activity on towers acquired and constructed subsequent to January 1, 2000 and, to a lesser extent, increased revenue on towers that existed as of January 1, 2000. The 9,900 towers that we have acquired and constructed since January 1, 2000 have significantly increased our revenues. The increased depth and strength of our national and international portfolio provided us with a much larger base of tower revenue for a full year in 2001 as compared to the year ended December 31, 2000. The remaining component of the increase is attributable to an increase in same tower revenue related to towers included in our portfolio as of January 1, 2000. This increase was driven by our ability to market and add additional tenants to those towers.

Network Development Services Revenue

Network development services revenue for the year ended December 31, 2001 was $349.8 million, an increase of $110.2 million from the year ended December 31, 2000. The significant growth in revenues during 2001 resulted primarily from increased volume related to construction management, antennae and line installation and related collocation services, and tower site maintenance. The increase was also driven by a full year of revenue in 2001 related to acquisitions consummated in 2000, primarily a steel fabrication business. These increases were partially offset by decreases in revenue related to radio frequency engineering services.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2001 were $984.6 million, an increase of $367.4 million from the year ended December 31, 2000. The increase was attributable to depreciation and amortization of $104.8 million, increases in expenses within rental and management of $75.5 million, network development services of $102.6 million, restructuring expense of $5.2 million, corporate general and administrative expense of $11.5 million and impairments and net loss on sale of long-lived assets of $74.3 million. These increases were offset by a decrease in development expense of $6.5 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the year ended December 31, 2001 was $211.8 million, an increase of $75.5 million from the year ended December 31, 2000. The majority of the increase resulted from incremental operating expenses incurred in 2001 for the more than 6,200 towers that were acquired or constructed during 2000 (due to a full year of inclusion in our results of operations in 2001). The balance of the increase reflects operating expenses incurred in 2001 for the more than 3,700 towers acquired/constructed in 2001. These increases were partially offset by cost reduction efforts in administrative and operational functions.

Rental and management segment profit for the year ended December 31, 2001 was $237.9 million, an increase of $91.2 million from the year ended December 31, 2000. The increase resulted primarily from incremental revenues and operating profit from both newly acquired and constructed towers and existing towers.

Network Development Services Expense/Segment Profit

Network development services expense for the year ended December 31, 2001 was $312.9 million, an increase of $102.6 million from the year ended December 31, 2000. The majority of the increase resulted from overall increases in volume (as discussed above), incremental expenses related to the operations of acquisitions and increases in overhead costs necessary to support both internal construction and external sales.

Network development services segment profit for the year ended December 31, 2001 was $36.9 million, an increase of $7.6 million from the year ended December 31, 2000. The increase resulted primarily from an increase in the volume of services, as discussed above.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2001 was $346.0 million, an increase of $104.8 million from the year ended December 31, 2000. The principal component of the increase is an increase in depreciation expense of $86.7 million. This is primarily a result of our purchase, construction and acquisition of approximately $1.4 billion of property and equipment during 2001 and a full year of depreciation on acquisitions and additions made in 2000. The other component of the increase is increased amortization of $31.1 million, resulting from our recording and amortizing approximately $184.1 million of goodwill and other intangible assets related to acquisitions consummated during 2001, and a full year of amortization on goodwill and other intangible assets related to acquisitions made in 2000.

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

Restructuring Expense

In November 2001, we announced a restructuring of our organization to include a reduction in the scope of our tower development and acquisition activities and the centralization of certain operating and administrative functions. As part of that initiative, we incurred employee separation costs relating to the termination of approximately 525 employees (primarily development and administrative), as well as costs associated with closing certain facilities, aggregating $5.2 million in the fourth quarter of 2001. No similar charges were incurred in 2000.

Development Expense

Development expense for the year ended December 31, 2001 was $7.9 million, a decrease of $6.5 million from the year ended December 31, 2000. This decrease resulted primarily from reduced expenses related to tower site, data gathering and acquisition integration in 2001.

Impairments and Net Loss on Sale of Long-Lived Assets

Impairments and net loss on sale of long-lived assets for the year ended December 31, 2001 was $74.3 million. The increase is attributed to non-cash impairment charges aggregating $11.7 million related to the write-down of certain non-core towers and a non-cash impairment charge of $62.6 related to the write-off of construction-in progress costs associated with sites that we no longer planned to build. No similar charges were incurred in 2000.

Interest Income, TV Azteca, Net

Interest income, TV Azteca, net for the year ended December 31, 2001 was $14.4 million, an increase of $1.7 million from the year ended December 31, 2000. The increase resulted from interest earned on the entire principal amount of the note, $119.8 million, during 2001 as compared to 2000 when less than the entire principal amount of the note was outstanding for the year.

Interest Income

Interest income for the year ended December 31, 2001 was $28.6 million, an increase of $12.7 million from the year ended December 31, 2000. The increase resulted primarily from an increase in interest earned on invested cash on hand, resulting principally from the sale of our senior notes in January 2001.

Interest Expense

Interest expense for the year ended December 31, 2001 was $267.8 million, an increase of $116.1 million from the year ended December 31, 2000. The majority of the increase, $113.0 million, resulted primarily from increased borrowings outstanding under our credit facilities and the issue of $1.0 billion of senior notes in January 2001, offset by a decrease in interest rates under our credit facilities. The remaining component of the increase represented increases in interest on capital leases and other notes payable and incremental deferred financing amortization.

Loss on Investments and Other Expense

Loss on investments and other expense for the year ended December 31, 2001 was $38.8 million, an increase of $36.4 million from the year ended December 31, 2000. The increase resulted primarily from the write off of our investment in US Wireless of $23.4 million, coupled with additional investment impairment losses of $4.3 million and increases in losses on equity investments of $6.6 million.

Note Conversion Expense

During the year ended December 31, 2001, we acquired a portion of our 2.25% convertible notes in exchange for shares of our Class A common stock. As a consequence of those negotiated exchanges with certain of our noteholders, we recorded a non-cash charge of $26.3 million. In similar transactions during the year ended December 31, 2000, we acquired a portion of our 6.25% and 2.25% convertible notes in exchange for shares of our Class A common stock. As a result, we recorded a non-cash charge of $17.0 million during that year. These charges represent the fair value of incremental stock issued to noteholders to induce them to convert their holdings prior to the first scheduled redemption date.

Income Tax Benefit

The income tax benefit for the year ended December 31, 2001 was $99.9 million, an increase of $34.0 million from the year ended December 31, 2000. The primary reason for the increase is a result of the increase in our loss from continuing operations, partially offset by an increase in amortization of non-deductible intangible items. The effective tax rate on our loss from continuing operations was 20.4% for the year ended December 31, 2001, as compared to 26.4% for the year ended December 31, 2000.

The effective tax rate on loss from continuing operations in 2001 differs from the statutory rate due to certain non-deductible amounts for tax purposes such as the valuation allowances related to state net operating losses, capital losses and the effects of other non-deductible items such as goodwill amortization and note conversion expense. The effective tax rate in 2000 differs from the statutory rate due to the recording of valuation allowances related to state net operating losses and other non-deductible items consisting principally of goodwill amortization, and to a lesser extent, note conversion expense.

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2001, we have provided a valuation allowance primarily related to state net operating loss carryforwards and capital losses. We have not provided a valuation allowance for the remaining deferred tax assets, primarily federal net operating loss carryforwards, as management believes that we will have sufficient time to realize these assets during the carryforward period.

As of December 31, 2001, the recoverability of our net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that its net deferred tax asset will be realized. The realization of our deferred tax assets as of December 31, 2001 will be dependent upon our ability to generate approximately $740.0 million in taxable income from January 1, 2002 to December 31, 2021. If we are unable to generate sufficient taxable income in the future we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Loss from Discontinued Operations, Net

In December 2002, we committed to a plan to dispose of our wholly owned subsidiary Verestar by sale within the next twelve months. In the fourth quarter of 2002, we also committed to a plan to sell Flash Technologies and two office buildings held primarily as rental property. In July 2002, we consummated the sale of MTS Components. Accordingly, we presented the results of these operations, $(60.2) million and $(6.2) million, net of tax, as loss from discontinued operations, net, in the accompanying statements of operations for the years ended December 31, 2001 and 2000, respectively.

Extraordinary Losses on Extinguishment of Debt, Net

We incurred extraordinary losses on the extinguishment of debt, net in 2000 of $4.3 million. The losses were incurred as a result of an amendment and restatement of our primary credit facilities ($3.0 million, net of a tax benefit of $2.0 million) and our early retirement of debt ($1.3 million, net of a tax benefit of $0.9 million). No comparable losses were recorded in 2001.

Liquidity and Capital Resources

Liquidity Overview

Our primary sources of liquidity have been internally generated funds from operations, borrowings under our credit facilities, proceeds from equity and debt offerings, proceeds from the sale of non-core assets and cash on hand. We have used those funds to meet our capital requirements, which consist primarily of operational needs, debt service and capital expenditures for tower construction and acquisitions.

In the fourth quarter of 2002, we generated sufficient cash flow from operations to fund our capital expenditures and service our cash interest expense. We believe cash flow from operations in 2003 will be sufficient to fund our capital expenditures and cash interest payments for that year.

In January 2003, we completed an offering (discount note offering) of approximately $420.0 million, consisting of 12.25% senior subordinated discount notes due 2008 (discount notes) of ATI and warrants to purchase 11.4 million shares of our Class A common stock. In connection with the financing, we obtained an amendment of our credit facilities (credit agreement amendment). Pursuant to the credit agreement amendment, we repaid $200.0 million of term loans outstanding under our credit facilities and reduced our revolving loan commitments by $225.0 million to $425.0 million. That amendment also gives us the right to use $217.0 million, which we have placed in escrow for that purpose, to purchase our 2.25% convertible notes on or prior to October 22, 2003, at which time the holders have the right to put those notes to us. We may elect to satisfy all or a portion of our obligations with respect to the 2.25% convertible notes through the issuance of shares of our Class A common stock (subject to certain restrictions) on October 22, 2003 pursuant to the put right or, prior to that time, pursuant to a limited number of privately negotiated transactions. We also may use any escrowed funds not used to purchase 2.25% convertible notes to purchase, prior to June 30, 2004, our other convertible notes and our senior notes. We are required to use any funds remaining in escrow on June 30, 2004 to reduce our term loans under the credit facilities.

We expect our 2003 capital needs to consist primarily of the following: debt service, including cash interest of approximately $215.0 million, repayment of approximately $54.4 million of term loans under our amended credit facilities and up to $217.0 million of 2.25% convertible notes (assuming all holders exercise their put rights); capital expenditures of between $50.0 and $75.0 million; and tower acquisitions of approximately $74.0 million. We expect to meet those needs through a combination of cash on hand of approximately $127.3 million at December 31, 2002, remaining net proceeds from the discount note offering of approximately $197.0 million (after the repayment of $200.0 million of term loans), cash generated by operations, proceeds from sales of non-core assets, and nominal, if any, borrowings under our credit facilities. Due to the risk factors outlined above, however, there can be no assurance that we will be able to meet our capital needs without additional borrowings under our credit facilities.

Uses of Liquidity

Our principal uses of liquidity, in addition to funding operations, are debt service and capital expenditures for tower construction and acquisitions.

Debt Service.    As of December 31, 2002, we had outstanding debt of approximately $3.5 billion, consisting of the following:

•	credit facilities—$1.5 billion;

•	senior notes—$1.0 billion;

•	convertible notes, net of discount—$873.6 million; and

•	other—$81.0 million (primarily capital leases and notes payable).

Our debt instruments require us to make current interest payments and significant principal payments at their respective maturities. In addition, in the case of our credit facilities, we must make scheduled amortization payments in increasing amounts designed to repay the loans at maturity. During 2003, we will be required to repay approximately $13.6 million of the amended term loans each quarter.

Prior to maturity, there are no mandatory redemption provisions for cash in the senior notes, the convertible notes or the discount notes. The holders of the convertible notes, however, have the right to require us to repurchase their notes on specified dates prior to maturity, but we may at our election pay the repurchase price in cash or by issuing shares of our Class A common stock, subject to certain conditions in the applicable indenture. Our credit facilities restrict our ability to repurchase convertible notes for cash, except that we now have the right to use up to $217.0 million to prepay or repurchase the 2.25% convertible notes and, to the extent we do not and are not otherwise required to do so, to prepay or repurchase prior to June 30, 2004, any of our other convertible notes or our senior notes.

Tower Construction and Acquisition Needs.    We have significantly reduced our planned level of tower construction and acquisitions for 2003 from prior years. As a result, we anticipate that our liquidity needs for new tower development and acquisitions during 2003 will be significantly less than in previous periods.

•	Construction. In 2003, we expect to build between 100 and 150 towers (including broadcast towers) and expect total capital expenditures to be between $50.0 million and $75.0 million.

•	Acquisitions. As of December 31, 2002, we were committed to make expenditures of approximately $74.0 million for pending acquisitions, principally the NII Holdings transaction, of which approximately $24.0 million had been paid as of March 4, 2003.

Sources of Liquidity

We expect to meet our cash requirements for 2003 through a combination of cash on hand, net proceeds from the discount note offering, cash generated by operations, proceeds from sales of non-core assets, and nominal, if any, borrowings under our credit facilities.

Cash on Hand.    As of December 31, 2002, we had approximately $127.3 million in cash on hand. As a result of the net proceeds from the discount note offering and the $200.0 million repayment of term loans under our credit facilities described above, we had approximately $324.3 million of cash on hand, including $217.0 million in escrow. As explained above, while we have the right to use up to $217.0 million of the escrowed funds to purchase the 2.25% convertible notes, we may elect to satisfy all or a portion of our obligations with respect to those notes through the issuance of shares of our Class A common stock.

Cash Generated by Operations.    We expect our cash flow needs by segment for 2003 to be as follows (excluding cash requirements to fund debt service, as interest expense is not allocated to our segments). Our rental and management and network development services segments are expected to generate cash flows from operations during 2003 in excess of their cash needs for operations and capital expenditures. We expect to use the excess cash generated from these segments principally to service our debt. Effective December 31, 2002, we committed to a plan to dispose of our satellite and fiber network access services segment. Accordingly, these operations are reflected as discontinued operations in our consolidated financial statements. The businesses in our former satellite and fiber network access services segment are expected to be near cash flow break-even from operations, but may require additional sources of liquidity to fund minimal capital expenditures until final disposition. In addition, we currently provide financial guarantees of up to $12.0 million for certain Verestar contractual obligations. Depending on the terms of any disposition, we may continue to be obligated with respect to those guarantees.

Divestiture Proceeds.    We are continuing to pursue strategic divestitures of non-core assets in an effort to enhance efficiency and increase our focus on our core tower operations. Through March 4, 2003, we completed approximately $203.5 million in non-core asset sales (including approximately $78.5 million subsequent to December 31, 2002) related to (a) our two components businesses, (b) a Verestar subsidiary, (c) our corporate office building and other real estate assets, and (d) non-core towers. Proceeds from those and any future transactions have and will be used, to the extent permitted under our credit facilities and mortgages, to fund capital expenditures for tower construction and acquisitions. We anticipate approximately $50.0 million of proceeds from additional sales of non-core assets during the remainder of 2003.

Credit Facilities.  As of December 31, 2002, we had drawn $160.0 million of the $650.0 million revolving line of credit under our credit facilities (the only component of our credit facilities which is not fully drawn). We also had outstanding letters of credit of $19.2 million as of December 31, 2002. Availability under our revolving line of credit as of December 31, 2002, was $470.8 million, net of $19.2 million of outstanding letters of credit. The credit agreement amendment decreased the revolving loan commitment to $425.0 million, thereby reducing availability to $245.8 million.

Cash Flows Summary

For the year ended December 31, 2002, cash flows provided by operating activities were $105.1 million, as compared to $26.1 million for the year ended December 31, 2001. The increase is primarily due to an increase in cash flow generated from our rental and management segment, coupled with a decrease in our overall investment in working capital.

For the year ended December 31, 2002, cash flows used for investing activities were $115.3 million, as compared to $1.4 billion for the year ended December 31, 2001. The decrease is primarily due to a decrease in cash expended for acquisitions, property and equipment and construction activities, coupled with an increase in proceeds received from the sale of non-core businesses and assets.

For the year ended December 31, 2002, cash flows provided by financing activities were $101.4 million, as compared to $1.4 billion for the year ended December 31, 2001. The decrease is primarily related to a reduction in proceeds from the issuance of debt and equity securities.

Certain Contractual Commitments

Below is a summary of certain provisions of our credit facilities, discount notes, senior notes, convertible notes and certain other contractual obligations. It is qualified in its entirety by the terms of the actual agreements which have been filed as exhibits to this Annual Report on Form 10-K. For information about the restrictive covenants in our debt instruments, see “Factors Affecting Sources of Liquidity.” For more information about our obligations, commitments and contingencies, see our consolidated financial statements herein and the accompanying notes thereto and “Quantitative and Qualitative Disclosures About Market Risk” for principal payments and contractual maturity dates as of December 31, 2002.

Credit Facilities.  Our credit facilities (prior to the February 2003 credit agreement amendment), provided us with a borrowing capacity of up to $2.0 billion (after giving effect to the amendment — $1.575 billion). Our principal operating subsidiaries (other than Verestar) are the borrowers under our credit facilities. Borrowings under the credit facilities are subject to compliance with certain financial ratios as described below. Our credit facilities currently include:

•	a $650.0 million (as amended — $425.0 million) revolving credit facility, of which $160.0 million was drawn and against which $19.2 million of undrawn letters of credit were outstanding on December 31, 2002, maturing on June 30, 2007;

•	an $850.0 million (as amended — $725.0 million) multi-draw term loan A, which was fully drawn on December 31, 2002, maturing on June 30, 2007; and

•	a $500.0 million (as amended — $425.0 million) term loan B, which was fully drawn on December 31, 2002, maturing on December 31, 2007.

We are required under our credit facilities to make scheduled amortization payments in increasing amounts designed to repay the loans at maturity. During 2003, we will be required to repay approximately $13.6 million of the amended term loans each quarter.

We and our restricted subsidiaries, as well as Verestar and its subsidiaries, have guaranteed all of the loans under our credit facilities. We have secured the loans by liens on substantially all assets of the borrowers and the restricted subsidiaries, as well as Verestar and its subsidiaries, and substantially all outstanding capital stock and other debt and equity interests of all of our direct and indirect subsidiaries.

The amended credit facilities permit us to use up to $217.0 million to repurchase the 2.25% convertible notes. We may use any escrowed funds not used to purchase 2.25% convertible notes to purchase, prior to  June 30, 2004, our other convertible notes and our senior notes. We are required to use any escrowed funds remaining at June 30, 2004 to reduce our term loans under the credit facilities.

Discount Notes and Warrants.  In January 2003, American Towers, Inc. (ATI), our principal operating subsidiary, issued 12.25% senior subordinated discount notes due 2008 with a principal amount at maturity of $808.0 million. The discount notes will mature on August 1, 2008. No cash interest is payable on the discount notes. Instead, the accreted value of each discount note increases between the date of original issuance and the maturity date at a rate of 12.25% per annum.

The discount notes rank junior in right of payment to all existing and future senior indebtedness of ATI, the sister guarantors and their domestic subsidiaries and structurally senior in right of payment to all of our existing and future indebtedness. The discount notes are jointly and severally guaranteed on a senior subordinated basis by us and all of our wholly owned domestic subsidiaries, other than Verestar and its subsidiaries.

As part of the discount notes offering, we issued warrants to purchase an aggregate of 11.4 million shares of our Class A common stock at a price of $0.01 per share. The warrants and the discount notes were originally issued together as 808,000 units, each unit consisting of (1) one discount note having a principal value of $1,000 at maturity, and (2) one warrant to purchase 14.0953 shares of our Class A common stock at $0.01 per share. The warrants are exercisable at any time on or after January 29, 2006 and will expire on August 1, 2008. At the time of issuance, the warrants represented approximately 5.5% of our outstanding common stock (assuming exercise of all warrants). The holders of the discount notes and the warrants have registration rights requiring us to file registration statements with respect to the discount notes and warrants and subjecting us to penalties if such registration statements are not timely filed and declared effective by the Securities and Exchange Commission.

9 3/8% Senior Notes.  As of December 31, 2002, we had outstanding an aggregate principal amount of  $1.0 billion of 9 3/8% senior notes. The senior notes mature on February 1, 2009. Interest on the senior notes is payable semiannually on February 1 and August 1. The senior note indenture does not contain any sinking fund or mandatory redemption requirement for the senior notes prior to maturity.

October 1999 Convertible Notes.  In October 1999, we issued 6.25% convertible notes due 2009 in an aggregate principal amount of $300.0 million and 2.25% convertible notes due 2009 at an issue price of $300.1 million, representing 70.52% of their principal amount at maturity of $425.5 million. The difference between the issue price and the principal amount at maturity of the 2.25% convertible notes will be accreted each year at the rate of 6.25% per annum as interest expense in our consolidated financial statements. The 6.25% convertible notes are convertible into shares of our Class A common stock at a conversion price of $24.40 per share. The 2.25% convertible notes are convertible into shares of Class A common stock at a conversion price of $24.00 per share.

The indentures under which the convertible notes were issued do not contain any sinking fund or mandatory redemption requirement for the convertible notes prior to maturity. However, holders may require us to repurchase all or any of their 6.25% convertible notes on October 22, 2006 at their principal amount, together with accrued and unpaid interest. Holders may require us to repurchase all or any of their 2.25% convertible notes on October 22, 2003 at $802.93, which is its issue price plus accreted original issue discount, together with accrued and unpaid interest. Based on the principal amount of the 2.25% notes outstanding as of December 31, 2002, we may be required to repurchase up to $216.7 million (accreted through October 22, 2003) principal amount of our 2.25% convertible notes on October 22, 2003, if all the holders exercise this put right.

We may, subject to certain conditions in the applicable indenture, elect to pay the repurchase price of each series of convertible notes in cash or shares of our Class A common stock, or any combination thereof.

The amended credit facilities permit us to use up to $217.0 million of escrowed cash to purchase the 2.25% convertible notes, whether pursuant to the holders’ put rights on October 22, 2003, in privately negotiated transactions, or otherwise. Notwithstanding this right, we will continue to evaluate financing opportunities with respect to our convertible notes generally and, in particular, with respect to the put right of the 2.25% convertible notes. Since we issued the convertible notes, we have successfully reduced the principal amount outstanding of these convertible notes by entering into, from time to time, a limited number of privately negotiated agreements with noteholders to induce them to convert their convertible notes into shares of our Class A common stock. As a result of such conversions, we acquired $155.6 million principal amount (face) of the 2.25% convertible notes and $87.3 million of the 6.25% convertible notes during 2000 and 2001. We may seek, from time to time, to reduce further our indebtedness through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. If the put option of the holders of the 2.25% convertible notes is satisfied by other means or if it is not exercised in full by the holders, we may use any remaining escrowed funds to pay, prior to June 30, 2004, any of our other convertible notes or our senior notes.

As of December 31, 2002, the total amounts outstanding under the 2.25% and 6.25% convertible notes were $210.9 million and $212.7 million, respectively.

February 2000 Convertible Notes.  In February 2000, we issued 5.0% convertible notes due 2010 in an aggregate principal amount of $450.0 million. The 5.0% convertible notes are convertible into shares of our Class A common stock at a conversion price of $51.50 per share. The indenture under which the 5.0% convertible notes are outstanding does not contain any sinking fund or mandatory redemption requirement for the convertible notes prior to maturity. However, holders may require us to repurchase all or any of the 5.0% convertible notes on February 20, 2007 at their principal amount, together with accrued and unpaid interest. We may, subject to certain conditions in the indenture, elect to pay the repurchase price in cash or shares of Class A common stock or any combination thereof.

The total amount outstanding under the 5.0% convertible notes as of December 31, 2002 was $450.0 million.

Other Long-Term Debt.  As of December 31, 2002, we had approximately $81.0 million of other long-term debt, including $47.2 million of capital lease obligations and $33.8 million of mortgage indebtedness and other notes payable.

Tower Construction and Acquisition.  As of December 31, 2002, we were party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. In addition, as of December 31, 2002, we were committed to acquire approximately 400 communication sites for an aggregate purchase price of approximately $74.0 million, of which $24.0 million had been funded as of March 4, 2003.

ATC Separation. In connection with the ATC Separation, we agreed to reimburse CBS for any tax liabilities incurred by American Radio as a result of the transaction. Upon completion of the final American Radio tax returns, the amount of these tax liabilities was determined and paid by us. We continue to be obligated under a tax indemnification agreement with CBS, however, until June 30, 2003, subject to the extension of federal and applicable state statutes of limitations.

We are currently aware that the Internal Revenue Service (IRS) is in the process of auditing certain tax returns filed by CBS and its predecessors, including those that relate to American Radio and the ATC Separation transaction. In the event that the IRS imposes additional tax liabilities on American Radio relating to the ATC Separation, we would be obligated to reimburse CBS for such liabilities. We cannot currently anticipate or estimate the potential additional tax liabilities, if any, that may be imposed by the IRS, however, such amounts could be material to our consolidated financial position and results of operations. We are not aware of any material obligations relating to this tax indemnity as of December 31, 2002. Accordingly, no amounts have been provided for in the consolidated financial statements relating to this indemnification.

Liquidity Table For Contractual Obligations.  The following table sets forth information with respect to our long-term obligations payable in cash (related to continuing operations) as of December 31, 2002 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Long-term debt obligations *	$3,417,459	$267,636	$436,700	$1,713,123	$1,000,000
Capital lease obligations	47,220	2,506	3,108	183	41,423
Operating lease obligations	759,802	81,487	133,966	98,373	445,976
Purchase obligations for acquisitions	73,851	73,851

Total	$4,928,332	$425,480	$573.774	$1,811,679	$1,487,399

*	The holders of our convertible notes have the right to require us to repurchase their notes on specified dates prior to their maturity dates in 2009 and 2010, but we may pay the purchase price by issuing shares of our Class A common stock, subject to certain conditions discussed elsewhere in this annual report. The obligation with respect to the right of the holders to put the 2.25% convertible notes on October 22, 2003 of approximately $210.9 million as of December 31, 2002 has been classified as an obligation due in “Less than 1 year”. The obligations with respect to the right of the holders to put the 6.25% convertible notes ($212.7 million) and 5% notes ($450.0 million) on October 22, 2006 and February 20, 2007, respectively, have been classified as an obligation due in “3-5 years” as of December 31, 2002.

The above table does not include approximately $116.9 million of aggregate principal payments for Verestar capital leases that are included in liabilities held for sale as of December 31, 2002 and financial guarantees of up to $12.0 million that we may be obligated to pay in connection with certain Verestar contractual obligations. Such amounts have been excluded from the table as we expect to sell the remaining portion of Verestar by December 31, 2003. The above table also excludes certain commitments relating to the construction of tower sites under existing build to suit agreements as of December 31, 2002, as we cannot currently estimate the timing and amounts of such payments.

Factors Affecting Sources of Liquidity

Internally Generated Funds.  The key factors affecting our internally generated funds are the demand for antennae space on wireless communications towers and for related services, our ability to maximize the utilization of our existing towers and our ability to minimize costs and fully achieve our operating efficiencies.

Credit Facilities.   Our credit facilities, as amended in February 2003, contain certain financial ratios and operational covenants and other restrictions (including limitations on additional debt, guarantees, dividends and other distributions, investments and liens) with which our borrower subsidiaries and restricted subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from being able to borrow additional funds under our revolving line of credit, but would also constitute a default. These covenants also restrict our ability, as the parent, to incur any debt other than that presently outstanding and refinancings of that debt. Our credit facilities, as amended, contain five financial tests:

•	a leverage ratio (Total Debt to Annualized Operating Cash Flow). As of December 31, 2002, we were required to maintain a ratio of not greater than 6.00 to 1.00, increasing to 6.25 to 1.00 at January 1, 2003, decreasing to 6.00 to 1.00 at July 1, 2003, to 5.75 to 1.00 at October 1, 2003, to 5.50 to 1.00 at January 1, 2004, to 5.25 to 1.00 at April 1, 2004, to 5.00 to 1.00 at July 1, 2004, to 4.75 to 1.00 at October 1, 2004, to 4.50 to 1.00 at January 1, 2005, to 4.25 to 1.00 at April 1, 2005 and to 4.00 to 1.00 at July 1, 2005 and thereafter;

•	a senior leverage ratio (Senior Debt to Annualized Operating Cash Flow). As of January 1, 2003, we were required to maintain a ratio of not greater than 4.90 to 1.00, decreasing to 4.75 to 1.00 at April 1, 2003, to 4.50 to 1.00 at July 1, 2003, to 4.25 to 1.00 at October 1, 2003, to 4.00 to 1.00 at January 1, 2004, to 3.75 to 1.00 at April 1, 2004, to 3.50 to 1.00 at July 1, 2004, to 3.25 to 1.00 at October 1, 2004 and to 3.00 to 1.00 at January 1, 2005 and thereafter;

•	a pro forma debt service test (Annualized Operating Cash Flow to Pro Forma Debt Service). As of December 31, 2002, we were required to maintain a ratio of not less than 1.00 to 1.00;

•	an interest coverage test (Annualized Operating Cash Flow to Interest Expense). As of December 31, 2002, we were required to maintain a ratio of not less than 2.00 to 1.00, increasing by 0.50 on each of January 1, 2003 and January 1, 2004; and

•	a fixed charge coverage test (Annualized Operating Cash Flow to Fixed Charges). As of December 31, 2003, we will be required to maintain a ratio of not less than 1.0 to 1.0.

The amended credit facilities also limit our revolving loan drawdowns based on our cash on hand.

Because the credit facilities are with certain of our subsidiaries, including ATI, our senior notes and convertible notes are not included in the computations of any of the tests, except in the case of the pro forma debt service and fixed charge coverage tests in which case interest includes the amount of funds that we need our subsidiaries to distribute to us so we can pay interest on our senior notes and our convertible notes. Annualized Operating Cash Flow is based, among other things, on four times the Operating Cash Flow for the most recent quarter of our tower rental and management business and trailing 12 months for our other businesses and for corporate general and administrative expenses. In the case of the leverage ratio, we may include the Operating Cash Flow from Brazil and Mexico only to the extent of 10% of Annualized Operating Cash Flow and we receive credit for only 75% of Annualized Operating Cash Flow from our services businesses.

We were in compliance with the borrowing ratio covenants in effect as of December 31, 2002, and as amended by the February 2003 amendment.

9 3/8% Senior Note Indenture.   The senior note indenture contains certain restrictive covenants with which we and our restricted subsidiaries (which includes all of our subsidiaries other than Verestar and its subsidiaries) must comply. These include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions, make certain investments and, as in the credit facilities, use the proceeds from asset sales. Any failure to comply with these covenants would not only prevent us from being able to borrow additional funds, but would also constitute a default. Specifically, the senior note indenture restricts us from incurring additional debt or issuing certain types of preferred stock unless our consolidated debt (which excludes debt of Verestar and its subsidiaries but includes the liquidation value of certain preferred stock) is not greater than 7.5 times our Adjusted Consolidated Cash Flow. However, we are permitted, even if we are not in compliance with the ratio, to incur debt under our credit facilities, or renewals, refundings, replacements or refinancings of them, up to $2.65 billion. Even if not in compliance with the ratio, we are also permitted to, among other things, have certain types of capital leases and to refund or refinance our convertible notes, subject to certain requirements. Adjusted Consolidated Cash Flow is substantially similar to the definition of Annualized Operating Cash Flow, as defined in the credit facilities, except it applies to us and our subsidiaries (other than Verestar and its subsidiaries).

12.25% Discount Notes.   The discount note indenture contains certain restrictive covenants with which ATI, the sister guarantors and its and their subsidiaries must comply. These include restrictions on the ability to incur additional debt, guarantee debt, pay dividends and make other distributions, make certain investments and, as in the credit facilities, use the proceeds from asset sales. Any failure to comply with these covenants would not only prevent us from being able to borrow additional funds, but would also constitute a default. Specifically, the discount note indenture restricts ATI, each of the sister guarantors and its and their restricted subsidiaries from incurring additional debt or issuing certain types of preferred stock. However, ATI, the sister guarantors and its and their subsidiaries are permitted to incur debt under our credit facilities, or renewals, refundings, replacements or refinancings of them, up to $1.6 billion. They are also permitted, among other things, to have certain types of capital leases and to refund or refinance existing indebtedness, subject to certain requirements.

Convertible Notes.    The indentures under which our convertible notes are outstanding do not contain any restrictions on, among other things, the payment of dividends or the making of other distributions, the incurrence of debt, or liens or the repurchase of our equity securities, or any financial covenants.

Capital Markets.  Our ability to raise additional funds in the capital markets depends on, among other things, general economic conditions, the condition of the wireless industry, our financial performance and the state of the capital markets.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants disclose their most “critical accounting policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Further, “critical accounting policies” are those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

We believe that our accounting policies described below fit the definition of “critical accounting policies.” We reviewed our policies for the year ended December 31, 2002 and determined that they remain our most critical accounting policies. With the exception of the asset impairment charges and the adoption of SFAS No. 142, we did not make any changes to those policies during the year ended December 31, 2002.

•	Income Taxes. We record a valuation allowance to reduce our net deferred tax asset to the amount that management believes is more likely than not to be realized. At December 31, 2002, we provided a valuation allowance of approximately $118.6 million primarily related to our state operating loss carryforwards and capital loss carryforwards. In addition, we also recorded a valuation allowance in 2002 related to implementing a tax planning strategy to accelerate the utilization of certain federal net operating losses (the valuation allowance represents the estimated lost tax benefit and costs associated with implementing this strategy). We have not provided a valuation allowance for the remaining deferred tax assets, primarily our federal net operating loss carryforwards as management believes that we will have sufficient time to realize these assets during the carryforward period.

We intend to recover a portion of our net deferred tax asset from our tax planning strategy to accelerate the utilization of certain federal net operating losses. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets will be dependent upon our ability to generate approximately $800.0 million in taxable income from January 1, 2003 to December 31, 2022. If we are unable to generate sufficient taxable income in the future, or accelerate the utilization of our losses as contemplated in our tax planning strategy, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders equity.

•	Impairment of Assets.

Assets subject to amortization and non-core assets held for sale:    We review long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess recoverability by determining whether the net book value of the related assets will be recovered through projected undiscounted cash flows. If we determine that the carrying value of an asset may not be recoverable, we will measure any impairment based on the projected future discounted cash flows to be provided from the asset or available market information relative to the asset’s fair market value as compared to its carrying value. We record any related impairment losses in the period in which we identify such impairment. We also review the carrying value of assets held for sale for impairment based management’s best estimate of the anticipated net proceeds expected to be received upon final disposition. We record any impairment charges or estimated losses on disposal in the period in which we identify such impairment or loss.

Goodwill—Assets not subject to amortization:    As of January 1, 2002, we adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. SFAS No. 142 also requires that we assess whether goodwill is impaired by performing a transitional impairment test. The impairment test is comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill to measure the amount of goodwill impairment, if any. Fair value estimates were determined based on independent third party appraisals for the rental and management segment and former SFNA segment and future discounted cash flows and market information in the services segment.

We completed our transitional impairment testing in the second quarter of 2002 and concluded that all of the goodwill related to our former SFNA segment was impaired and that the majority of the goodwill in the services segment was impaired. As a result, we recognized a $562.6 million non-cash charge (net of a tax benefit of $14.4 million) related to the write-down of goodwill to its fair value. In accordance with the provisions of SFAS No. 142, the charge is reflected as of January 1, 2002 and included in the results of operations for the year ended December 31, 2002 as the cumulative effect of a change in accounting principle.

We also completed our annual impairment testing in December 2002 related to the goodwill of the tower rental and management reporting unit that contains goodwill and Kline (the only services business with remaining goodwill) and determined that goodwill was not impaired. We obtained an independent third party appraisal of the tower and rental management reporting unit that contains goodwill and utilized market information to value Kline.

We will perform our annual goodwill impairment test in December of each year and when events or circumstances indicate that the asset might be impaired.

•	Investment Impairment Charges. Investments in those entities where we own less than twenty percent of the voting stock of the individual entity and do not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in entities where we own less than twenty percent but have the ability to exercise significant influence over operating and financial policies of the entity or where we own more than twenty percent of the voting stock of the individual entity, but not in excess of fifty percent, are accounted for using the equity method. Our investments are in companies that are not publicly traded, and, therefore, no established market for these securities exists. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies. If we believe that the carrying value of an investment is carried at an amount in excess of fair value, it is our policy to record an impairment charge to adjust the carrying value to the market value.

•	Revenue Recognition. A portion of our network development services revenue is derived under contracts or arrangements with customers that provide for billings on a fixed price basis. Revenues under these contracts are recognized using the percentage-of-completion methodology. Under the percentage-of-completion methodology, revenues are recognized in accordance with the percentage of contract costs incurred to date compared to the estimated total contract costs. Due to uncertainties and estimates inherent within percentage-of-completion accounting it is possible that estimates will be revised as project work progresses. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

The above listing is not intended to be a comprehensive list of all of our accounting policies. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this annual report where our significant accounting policies are discussed.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement establishes accounting standards for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets and the related asset retirement costs. The requirements of SFAS No. 143 are effective for us as of January 1, 2003. We will adopt this statement in the first quarter of 2003 and do not expect the impact of adopting this statement to have a material impact on our consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Upon the adoption of SFAS No. 145, gains and losses from extinguishment of debt will no longer be classified as an extraordinary item, but rather will generally be classified as part of other income (expense) on our consolidated statement of operations. Any such gains or losses classified as extraordinary items in prior periods will be reclassified in future financial statement presentations upon the adoption of SFAS No. 145. We will adopt the provisions of SFAS No. 145 for all reporting periods subsequent to January 1, 2003.

In July 2002, the FASB issued SFAS No. 146 “Accounting For Costs Associated with Exit or Disposal Activities.” The statement requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of the commitment to an exit or disposal plan. The requirements of SFAS No. 146 are effective for exit or disposal activities initiated after January 1, 2003. We will apply the provisions of this statement to all restructuring activity initiated after January 1, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure—an amendment of SFAS No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. We will continue to account for stock-based compensation in accordance with APB No. 25. As such, we do not expect this standard to have a material impact on our consolidated financial position or results of operations. We have adopted the disclosure-only provisions of SFAS No. 148 as of December 31, 2002. (See note 1 to our consolidated financial statements).

In January 2003, the FASB issued Interpretation No. 46, “Consolidation for Variable Interest Entities, an Interpretation of ARB No. 51” which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of beneficial interests, but not the majority. FIN 46 is effective for all VIE’s created or acquired after January 31, 2003. For VIE’s created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this interpretation is not expected to be material to our consolidated financial position or results of operations.

Information Presented Pursuant to the Indenture of Our 9 3/8% Senior Notes

The following table sets forth information that is presented solely to address certain reporting requirements contained in the indenture for our senior notes. This information presents certain of our financial data on a consolidated basis and on a restricted group basis, as defined in the indenture governing the senior notes. All of our subsidiaries are part of the restricted group, except our wholly owned subsidiary Verestar. In December 2002, we committed to a plan to dispose of Verestar by sale within the next twelve months. Pursuant to that plan, the results of the operations related to Verestar are included in loss from discontinued operations, net of tax in our consolidated statements of operations and the assets and liabilities of Verestar are included in assets held for sale and liabilities held for sale, respectively, within the consolidated balance sheet as of December 31, 2002.

	Consolidated		Restricted Group
	Year Ended December 31,		Year Ended December 31,
	2002	2001	2002	2001
	(In thousands)
Statement of Operations Data:
Operating revenues	$788,420	$785,150	$788,420	$785,150

Operating expenses:
Rental and management	228,519	211,811	228,519	211,811
Network development services	217,690	312,926	217,690	312,926
Depreciation and amortization	316,876	346,020	316,876	346,020
Corporate general and administrative expense	24,349	26,478	24,349	26,478
Restructuring expense	10,638	5,236	10,638	5,236
Development expense	5,896	7,895	5,896	7,895
Impairments and net loss on sale of long-lived assets	90,734	74,260	90,734	74,260

Total operating expenses	894,702	984,626	894,702	984,626

Operating loss from continuing operations	(106,282)	(199,476)	(106,282)	(199,476)
Interest income, TV Azteca, net	13,938	14,377	13,938	14,377
Interest income	3,514	28,622	3,514	28,622
Interest expense	(255,645)	(267,825)	(255,645)	(267,825)
Loss on investments and other expense	(25,579)	(38,797)	(25,579)	(38,797)
Loss on term loan cancellation	(7,231)		(7,231)
Note conversion expense		(26,336)		(26,336)
Minority interest in net earnings of subsidiaries	(2,118)	(318)	(2,118)	(318)

Loss from continuing operations before income taxes	(379,403)	(489,753)	(379,403)	(489,753)
Income tax benefit	64,634	99,875	64,634	99,875

Loss from continuing operations before extraordinary losses and cumulative effect of change in accounting principle	(314,769)	(389,878)	(314,769)	(389,878)
Loss from discontinued operations, net of tax	(263,427)	(60,216)	(21,852)	(9,251)

Loss before extraordinary losses and cumulative effect of change in accounting principle	$(578,196)	$(450,094)	$(336,621)	$(399,129)

			December 31, 2002
			Consolidated	Restricted Group
			(In thousands)
Balance Sheet Data:
Cash and cash equivalents			$127,292	$127,292
Assets held for sale			234,724	39,026
Property and equipment, net			2,734,885	2,734,885
Total assets			5,662,203	5,466,505
Long-term obligations, including current portion			3,464,679	3,464,679
Liabilities held for sale			165,006	2,525
Total stockholders’ equity			1,740,323	1,740,323

Information Presented Pursuant to the Indentures of Our 9 3/8% Senior Notes and Our 12.25% Senior Subordinated Discount Notes

The following table sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our senior and discount notes. The information contained in note 20 to our consolidated financial statements is also presented to address certain reporting requirements contained in the indenture for our discount notes.

Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in our senior note and discount note indentures are as follows (in thousands):

	Senior Notes	Discount Notes

Tower Cash Flow, for the three months ended December 31, 2002	$95,933	$93,825

Consolidated Cash Flow, for the twelve months ended December 31, 2002	$324,676	$316,007
Less: Tower Cash Flow, for the twelve months ended December 31, 2002	(334,342)	(325,708)
Plus: four times Tower Cash Flow, for the three months ended December 31, 2002	383,732	375,300

Adjusted Consolidated Cash Flow, for the twelve months ended December 31, 2002	$374,066	$365,599

Non-Tower Cash Flow, for the twelve months ended December 31, 2002	$(10,591)	$(14,228)

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate caps, swaps, and collars pursuant to our policies. All derivative financial instruments are for purposes other than trading. For the year ended December 31, 2002, we increased our borrowings under our credit facilities by $65.0 million. We also terminated two swaps with aggregate notional amounts totaling $150.0 million and caps with total notional amounts of $365.0 million expired. In addition, swaps with total notional amounts of $30.0 million and a collar with a total notional amount of $95.0 million expired. Lastly, we entered into four cap agreements with total notional amounts of $500.0 million.

The following tables provide information as of December 31, 2002 and 2001 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps, swaps and collars, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

As of December 31, 2002

Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In thousands)

Long-Term Debt	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$214,142	$3,086	$1,722	$244,294	$450,012	$1,041,423	$1,954,679	$1,484,055
Average Interest Rate(a)	7.81%	7.81%	7.81%	8.04%	9.35%	9.35%
Variable Rate Debt(a)	$56,000	$192,000	$243,000	$321,500	$697,500		$1,510,000	$1,510,000
Average Interest Rate(a)

Aggregate Notional Amounts Associated with Interest Rate Caps, Swaps and Collars in Place

As of December 31, 2002 and Interest Rate Detail by Contractual Maturity Dates (In thousands)

Interest Rate CAPS	2003		2004		2005	2006	2007	Thereafter	Total	Fair Value
Notional Amount	$500,000		$500,000	(c)						$150
Cap Rate	5.00%		5.00%

Interest Rate SWAPS
Notional Amount	$400,000	(d)								$(10,383)
Weighted-Average Fixed Rate Payable(b)	5.59%

Interest Rate COLLARS
Notional Amount	$232,500	(e)								$(5,307)
Weighted-Average Below Floor Rate Payable, Above Cap Rate Receivable(b)	5.96%, 8.18%

As of December 31, 2001

Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In thousands)

Long-Term Debt	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$12,585	$12,133	$12,775	$64,860	$26,352	$1,988,255	$2,116,960	$1,654,718
Average Interest Rate(a)	7.83%	7.82%	7.81%	7.78%	7.78%	7.78%
Variable Rate Debt(a)		$151,000	$192,000	$243,000	$255,750	$603,250	$1,445,000	$1,445,000
Average Interest Rate(a)

Aggregate Notional Amounts Associated with Interest Rate Caps, Swaps and Collars in Place

As of December 31, 2001 and Interest Rate Detail by Contractual Maturity Dates (In thousands)

Interest Rate CAPS	2002		2003		2004	2005	2006	Thereafter	Total	Fair Value
Notional Amount	$364,980	(f)
Cap Rate	9.00%

Interest Rate SWAPS
Notional Amount	$580,000	(g)	$550,000	(h)						$(21,601)
Weighted-Average Fixed Rate Payable(b)	5.86%		5.80%

Interest Rate COLLARS
Notional Amount	$327,500	(i)	$232,500	(e)						$(13,579)
Weighted-Average Below Floor Rate Payable, Above Cap Rate Receivable(b)	5.96%,8.27%		5.96%,8.18%

(a)

As of December 31, 2002 variable rate debt consists of our credit facilities ($1.51 billion) and fixed rate debt consists of the 2.25% convertible notes ($210.9 million), the 6.25% convertible notes ($212.7 million), the 5.0% convertible notes ($450.0 million), the 9 3/8% senior notes ($1.0 billion) and other debt of $81.0 million. Interest on the credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the Base Rate plus margin (as defined). The average interest rate in effect at December 31, 2002 for the credit facilities was 4.48%. For the year ended December 31, 2002, the weighted average interest rate under the credit facilities was 4.41%. The 2.25% and 6.25% convertible notes each bear interest (after giving effect to the accretion of the original discount on the 2.25% convertible notes) at 6.25% per annum, which is payable semiannually on April 15 and October 15 of each year. The 5.0% convertible notes bear interest at 5.0% per annum, which is payable semiannually on February 15 and August 15 of each year. The 9 3/8% senior notes bear interest at 9 3/8% per annum, which is payable semiannually on February 1 and August 1 of each year beginning August 1, 2001. Other debt consists of notes payable, capital leases and other obligations bearing interest at rates ranging from 7.09% to 12.00%, payable monthly.

As of December 31, 2001 variable rate debt consists of our credit facilities ($1.45 billion) and fixed rate debt consists of the 2.25% convertible notes ($204.2 million) and 6.25% convertible notes ($212.7 million), the 5.0% convertible notes ($450.0 million), the 9 3/8% senior notes ($1.0 billion) and other debt of $250.1 million. The average interest rate in effect at December 31, 2001 for the credit facilities was 4.76%. For the year ended December 31, 2001, the weighted average interest rate under the credit facilities was 7.26%. The 2.25% and 6.25% convertible notes each bear interest (after giving effect to the accretion of the original discount on the 2.25% convertible notes) at 6.25% per annum, which is payable semiannually on April 15 and October 15 of each year. The 5.0% convertible notes bear interest at 5.0% per annum, which is payable semiannually on February 15 and August 15 of each year. The 9 3/8% senior notes bear interest at 9 3/8% per annum, which is payable semiannually on February 1 and August 1 of each year beginning August 1, 2001. Other debt consists of notes payable, capital leases and other obligations bearing interest at rates ranging from 7.09% to 12.00%, payable monthly.

(b)	Represents the weighted-average fixed rate or range of interest based on contract notional amount as a percentage of total notional amounts in a given year.
(c)	Includes notional amounts of $125,000, $250,000 and $125,000 that will expire in May, June and July 2004, respectively.
(d)	Includes notional amounts of $215,000 and $185,000 that will expire in February and November 2003, respectively.
(e)	Includes notional amounts of $185,000 and $47,500 that will expire in May and June 2003, respectively.
(f)	Includes notional amount of $364,980 that expired in February 2002.
(g)	Includes notional amount of $30,000 that expired in March 2002.
(h)	Includes notional amounts of $75,000, $290,000 and $185,000 that will expire in January, February and November 2003, respectively.
(i)	Includes notional amount of $95,000 that expired in July 2002.

We maintain a portion of our cash and cash equivalents in short-term financial instruments that are subject to interest rate risks. Due to the relatively short duration of such instruments, we believe fluctuations in interest rates with respect to those investments will not materially affect our financial condition or results of operations.

Our foreign operations, which primarily include Mexico, have not been significant to date. The remeasurement loss (gain) for the years ended December 31, 2002, 2001 and 2000 approximated $3,713,000, $(207,000) and 11,000, respectively.

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a).

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their respective ages and positions as of March 17, 2003 are set forth below:

Steven B. Dodge	57	Chairman of the Board and Chief Executive Officer
James D. Taiclet, Jr.	42	President and Chief Operating Officer
J. Michael Gearon, Jr.	38	Vice Chairman, Director and President of American Tower International
Bradley E. Singer	36	Chief Financial Officer and Treasurer
Steven J. Moskowitz	39	Executive Vice President, Tower Division
William H. Hess	39	Executive Vice President and General Counsel
Justin D. Benincasa	40	Senior Vice President and Corporate Controller

Steven B. Dodge has served as Chairman of the Board and Chief Executive Officer since our separation from American Radio Systems in June 1998. He also served as President until September 2001. Mr. Dodge was the Chairman of the Board of Directors, President and Chief Executive Officer of American Radio from its founding in November 1993 until the ATC Separation. In 1988, Mr. Dodge founded Atlantic Radio, one of the predecessor entities of American Radio. Mr. Dodge currently serves as a director of Nextel Partners, Inc. and Sothebys Holdings, Inc.

James D. Taiclet, Jr. is our President and Chief Operating Officer. Prior to joining us in that capacity in September 2001, Mr. Taiclet had been President of Honeywell Aerospace Services, a part of Honeywell International, since March 1999. Mr. Taiclet was with United Technologies from March 1996 until March 1999, serving as Vice President, Pratt & Whitney Engine Services.

J. Michael Gearon, Jr. is our Vice Chairman and President of American Tower International, and has been a director since our acquisition of Gearon Communications in January 1998. From January 1998 until January 2002, Mr. Gearon served as an Executive Vice President. Prior to joining us, Mr. Gearon had been the founder and Chief Executive Officer of Gearon Communications since September 1991. Mr. Gearon currently serves as a director of TV Azteca, S.A. de C.V.

Bradley E. Singer is our Chief Financial Officer and Treasurer. Mr. Singer joined us in September 2000 as Executive Vice President, Strategy, and was appointed Vice President and General Manager of the Southeast Region in November 2000, positions he held until July 2001. He was appointed Executive Vice President, Finance in July 2001, and to his current position in December 2001. Prior to joining us, Mr. Singer was an investment banker focusing on the telecommunications industry with Goldman, Sachs & Co., which he joined in 1997.

Steven J. Moskowitz is our Executive Vice President, Tower Division. Mr. Moskowitz joined us in January 1998, initially as a Vice President and General Manager of our Northeast Region, and was appointed Executive Vice President, Marketing and Vice President and General Manager of our Northeast Region in March 1999. He was named to his current position in January 2002. Prior to joining us, Mr. Moskowitz had served as a Vice President of The Katz Media Group, the largest broadcast media representation firm in the United States, since 1989.

William H. Hess is our Executive Vice President and General Counsel. Mr. Hess joined us in 2001 as Chief Financial Officer of American Tower International, and was appointed Executive Vice President in May 2001. Mr. Hess was appointed to his current position in September 2002. Prior to joining us, Mr. Hess had been a partner with the law firm of King & Spalding, LLP, which he joined in 1990.

Justin D. Benincasa is our Senior Vice President and Corporate Controller. Mr. Benincasa was a Vice President and Corporate Controller of American Radio from its founding in 1993 until we separated from American Radio in 1998.

The information under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” from the Definitive Proxy Statement is hereby incorporated by reference herein.

ITEM 11.    EXECUTIVE COMPENSATION

The information under “Compensation and Other Information Concerning Directors and Officers” from the Definitive Proxy Statement is hereby incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” from the Definitive Proxy Statement is hereby incorporated by reference herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under “Certain Relationships and Related Transactions” from the Definitive Proxy Statement is hereby incorporated by reference herein.

ITEM 14.    CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules. See Index to Consolidated Financial Statements, which appears on page F-1 hereof.

(b)	Reports on Form 8-K.

Form 8-K (Items 5 and 7) filed on October 10, 2002.

(c)	Exhibits. The exhibits listed on the Exhibit Index hereof are filed herewith in response to this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March 2003.

AMERICAN TOWER CORPORATION

By:	/S/ STEVEN B. DODGE
Steven B. Dodge Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN B. DODGE Steven B. Dodge	Chief Executive Officer and Chairman (Principal Executive Officer)	March 24, 2003

/s/ BRADLEY E. SINGER Bradley E. Singer	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 24, 2003

/s/ JUSTIN D. BENINCASA Justin D. Benincasa	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 24, 2003

/s/ ALAN L. BOX Alan L. Box	Director	March 24, 2003

/s/ ARNOLD L. CHAVKIN Arnold L. Chavkin	Director	March 24, 2003

/s/ RAYMOND P. DOLAN Raymond P. Dolan	Director	March 24, 2003

/s/ J. MICHAEL GEARON, JR. J. Michael Gearon, Jr.	Director	March 24, 2003

/s/ FRED R. LUMMIS Fred R. Lummis	Director	March 24, 2003

/s/ PAMELA D.A. REEVE Pamela D. A. Reeve	Director	March 24, 2003

/s/ MARY AGNES WILDEROTTER Mary Agnes Wilderotter	Director	March 24, 2003

CERTIFICATIONS

I, Steven B. Dodge, certify that:

1.	I have reviewed this annual report on Form 10-K of American Tower Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ STEVEN B. DODGE
Steven B. Dodge Chief Executive Officer

CERTIFICATIONS

I, Bradley E. Singer, certify that:

1.	I have reviewed this annual report on Form 10-K of American Tower Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ BRADLEY E. SINGER
Bradley E. Singer Chief Financial Officer

AMERICAN TOWER CORPORATION

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

American Tower Corporation:

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in notes 1 and 8 to the consolidated financial statements, in 2001 the Company adopted the provisions of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Also, as discussed in notes 1 and 5 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 24, 2003

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(In thousands, except share data)

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,292	$35,958
Restricted cash		94,071
Accounts receivable, net of allowance for doubtful accounts	83,177	182,612
Prepaid and other current assets	44,769	89,645
Inventories	9,092	49,332
Costs and earnings in excess of billings on uncompleted contracts and unbilled receivables	24,088	46,453
Deferred income taxes	13,111	24,136
Assets held for sale	234,724

Total current assets	536,253	522,207

PROPERTY AND EQUIPMENT, net	2,734,885	3,287,573
OTHER INTANGIBLE ASSETS, net	1,142,511	1,347,518
GOODWILL, net	602,993	1,160,393
DEFERRED INCOME TAXES	383,431	245,215
NOTES RECEIVABLE	109,414	114,454
DEPOSITS, INVESTMENTS AND OTHER LONG-TERM ASSETS	152,716	152,363

TOTAL	$5,662,203	$6,829,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$110,430	$174,921
Accrued interest	63,611	59,492
Accrued tower construction costs	13,982	39,618
Current portion of other long-term obligations	59,243	12,585
Billings in excess of costs on uncompleted contracts and unearned revenue	47,123	56,098
Convertible notes, net—2.25%	210,899
Liabilities held for sale	165,006

Total current liabilities	670,294	342,714

LONG-TERM OBLIGATIONS	3,194,537	3,549,375
OTHER LONG-TERM LIABILITIES	41,482	54,501

Total liabilities	3,906,313	3,946,590

COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTEREST IN SUBSIDIARIES	15,567	13,937

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 500,000,000 shares authorized; 185,643,625 and 185,162,631 shares issued, 185,499,028 and 185,018,034 shares outstanding, respectively	1,856	1,851
Class B Common Stock: $.01 par value; 50,000,000 shares authorized; 7,917,070 and 8,001,769 shares issued and outstanding, respectively	79	80
Class C Common Stock: $.01 par value; 10,000,000 shares authorized; and 2,267,813 shares issued and outstanding, respectively	23	23
Additional paid-in capital	3,642,019	3,639,510
Accumulated deficit	(1,887,030)	(745,151)
Accumulated other comprehensive loss	(5,564)	(16,057)
Note receivable	(6,720)	(6,720)
Treasury stock (144,597 shares at cost)	(4,340)	(4,340)

Total stockholders’ equity	1,740,323	2,869,196

TOTAL	$5,662,203	$6,829,723

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002, 2001, and 2000

(In thousands, except per share data)

	2002	2001	2000
REVENUES:
Rental and management	$548,923	$435,302	$270,298
Network development services	239,497	349,848	239,616

Total operating revenues	788,420	785,150	509,914

OPERATING EXPENSES:
Rental and management	228,519	211,811	136,300
Network development services	217,690	312,926	210,313
Depreciation and amortization	316,876	346,020	241,211
Corporate general and administrative expense	24,349	26,478	14,958
Restructuring expense	10,638	5,236
Development expense	5,896	7,895	14,433
Impairments and net loss on sale of long-lived assets	90,734	74,260

Total operating expenses	894,702	984,626	617,215

OPERATING LOSS FROM CONTINUING OPERATIONS	(106,282)	(199,476)	(107,301)

OTHER INCOME (EXPENSE)
Interest income, TV Azteca, net of interest expense of $1,494, $1,160, and $1,047, respectively	13,938	14,377	12,679
Interest income	3,514	28,622	15,954
Interest expense	(255,645)	(267,825)	(151,702)
Loss on investments and other expense	(25,579)	(38,797)	(2,434)
Loss on term loan cancellation	(7,231)
Note conversion expense		(26,336)	(16,968)
Minority interest in net earnings of subsidiaries	(2,118)	(318)	(202)

Total other expense	(273,121)	(290,277)	(142,673)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(379,403)	(489,753)	(249,974)

INCOME TAX BENEFIT	64,634	99,875	65,897

LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY LOSSES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(314,769)	(389,878)	(184,077)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (PROVISION) OF $33,107, $16,912 AND $(6,241), RESPECTIVELY	(263,427)	(60,216)	(6,213)

LOSS BEFORE EXTRAORDINARY LOSSES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(578,196)	(450,094)	(190,290)

EXTRAORDINARY LOSSES ON EXTINGUISHMENT OF DEBT, NET OF INCOME TAX BENEFIT OF $573 IN 2002 AND $2,892 IN 2000	(1,065)		(4,338)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(579,261)	(450,094)	(194,628)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $14,438	(562,618)

NET LOSS	$(1,141,879)	$(450,094)	$(194,628)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations before extraordinary losses and cumulative effect of change in accounting principle	$(1.61)	$(2.04)	$(1.09)
Loss from discontinued operations	(1.34)	(0.31)	(0.04)
Extraordinary losses	(0.01)		(0.02)
Cumulative effect of change in accounting principle	(2.88)

NET LOSS PER COMMON SHARE	$(5.84)	$(2.35)	$(1.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	195,454	191,586	168,715

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001, and 2000

(In thousands, except share data)

	Common Stock		Common Stock		Common Stock		Treasury Stock		Note Receivable	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Loss
	Class A		Class B		Class C
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2000	144,965,623	$1,450	8,387,910	$84	2,422,804	$24	(76,403)	$(1,528)		$2,245,482		$(100,429)	$2,145,083

6.25% and 2.25% convertible notes exchanged for common stock	6,126,594	61								153,306			153,367
Issuance of common stock—June offering	12,500,000	125								513,780			513,905
Issuance of common stock, options and warrants—mergers	4,522,692	45								227,462			227,507
Issuance of common stock—Employee Stock Purchase Plan	33,794									865			865
Exercise of options	1,418,560	14	165,390	2						23,461			23,477
Share class exchanges	613,286	6	(458,295)	(5)	(154,991)	(1)
Treasury stock							(68,194)	(2,812)					(2,812)
Tax benefit of stock options										10,266			10,266
Net Loss												(194,628)	(194,628)	$(194,628)

Total comprehensive loss														$(194,628)

BALANCE, DECEMBER 31, 2000	170,180,549	$1,701	8,095,005	$81	2,267,813	$23	(144,597)	$(4,340)		$3,174,622		$(295,057)	$2,877,030

2.25% convertible notes exchanged for common stock	3,962,537	40								86,403			86,443
Issuance of common Stock— January offering	10,000,000	100								360,687			360,787
Issuance of common stock, options, and warrants—mergers	377,394	4								8,454			8,458
Issuance of common stock—June offering	100,000	1								2,463			2,464
Issuance of common stock—Employee
Stock Purchase Plan	231,257	2								2,750			2,752
Issuance of note to executive officer (secured by class A common stock)									$(6,720)				(6,720)
Exercise of options	217,658	2								3,130			3,132
Share Class Exchanges	93,236	1	(93,236)	(1)
Net change in fair value of cash flow hedges, net of tax											$(17,506)		(17,506)	$(17,506)
Reclassification adjustment for realized losses on derivative instruments, net of tax											9,405		9,405	9,405
Cumulative effect adjustment recorded upon adoption of SFAS No. 133, net of tax											(7,852)		(7,852)	(7,852)
Foreign currency translation adjustment											(104)		(104)	(104)
Tax benefit of stock options										1,001			1,001
Net loss												(450,094)	(450,094)	(450,094)

Total comprehensive loss														$(466,151)

BALANCE, DECEMBER 31, 2001	185,162,631	$1,851	8,001,769	$80	2,267,813	$23	(144,597)	$(4,340)	$(6,720)	$3,639,510	$(16,057)	$(745,151)	$2,869,196

Issuance of common stock—Employee Stock Purchase Plan and other	396,295	4								2,509			2,513
Share Class Exchanges	84,699	1	(84,699)	(1)
Net change in fair value of cash flow hedges, net of tax											(9,138)		(9,138)	$(9,138)
Reclassification adjustment for realized losses on derivative instruments, net of tax											19,527		19,527	19,527
Foreign currency translation adjustment											104		104	104
Net loss												(1,141,879)	(1,141,879)	(1,141,879)

Total comprehensive loss														$(1,131,386)

BALANCE, DECEMBER 31, 2002	185,643,625	$1,856	7,917,070	$79	2,267,813	$23	(144,597)	$(4,340)	$(6,720)	$3,642,019	$(5,564)	$(1,887,030)	$1,740,323

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001, and 2000

(In thousands)

	2002	2001	2000
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net loss	$(1,141,879)	$(450,094)	$(194,628)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Cumulative effect of change in accounting principle, net	562,618
Depreciation and amortization	316,876	346,020	241,211
Non-cash items reported in discontinued operations (primarily depreciation, asset impairments and net losses on dispositions)	256,005	79,585	57,479
Minority interest in net earnings of subsidiaries	2,118	318	202
Note conversion expense		26,336	16,968
Loss on investments	20,286	36,784	2,538
Impairments and net loss on sale of long-lived assets	90,734	74,260
Loss on term loan cancellation	7,231
Amortization of deferred financing costs	11,972	11,959	6,945
Provision for losses on accounts receivable	15,675	15,057	7,648
Extraordinary losses, net	1,065		4,338
Amortization of debt and note receivable discount	6,194	7,286	8,712
Deferred income taxes	(67,781)	(103,499)	(67,117)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	23,621	(11,132)	(108,473)
Inventories	11,347	788	(18,643)
Prepaid and other assets	(1,494)	(48,110)	(31,017)
Costs and earnings in excess of billings on uncompleted contracts and unbilled receivables	19,136	(2,801)	(26,153)
Accounts payable and accrued expenses	(26,124)	1,793	23,637
Accrued interest	4,647	27,784	24,631
Billings in excess of costs and earnings on uncompleted contracts and unearned revenue	(5,684)	(3,291)	9,135
Other long-term liabilities	(1,414)	17,027	5,413

Cash provided by (used for) operating activities	105,149	26,070	(37,174)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(180,497)	(568,158)	(541,347)
Payments for acquisitions, net of cash acquired	(56,361)	(812,782)	(1,368,024)
Proceeds from (advances of) notes receivable, net	5,068	(3,824)	(65,867)
Proceeds from sales of businesses and other long-term assets	109,353	1,680
Distributions to minority interest	(488)	(763)	(667)
Deposits, investments and other long-term assets	7,668	(61,456)	(23,309)

Cash used for investing activities	(115,257)	(1,445,303)	(1,999,214)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under notes payable and credit facilities	160,000	181,500	1,777,000
Proceeds from issuance of debt securities		1,000,000	450,000
Repayment of notes payable, credit facilities and capital leases	(148,270)	(81,133)	(584,155)
Net proceeds from equity offerings, stock options and employee stock purchase plan	1,305	366,671	535,435
Restricted cash	94,071	(48,035)	(46,036)
Deferred financing costs and other financing activities	(5,664)	(45,850)	(39,030)

Cash provided by financing activities	101,442	1,373,153	2,093,214

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	91,334	(46,080)	56,826
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	35,958	82,038	25,212

CASH AND CASH EQUIVALENTS, END OF YEAR	$127,292	$35,958	$82,038

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—American Tower Corporation and subsidiaries (collectively, ATC or the Company), is an independent owner, operator and developer of wireless and broadcast communications sites in the United States, Mexico and Brazil. The Company’s primary business, as discussed in note 16, is the leasing of antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies. The Company also provides network development services to wireless service providers and broadcasters.

In December 2002, the Company committed to a plan to dispose of (by sale) its wholly owned subsidiary, Verestar, Inc., (Verestar) within the next twelve months. Verestar provides satellite and fiber network access services (SFNA) to telecommunications companies, internet service providers, governmental organizations, broadcasters and maritime customers worldwide. The operations of Verestar previously comprised the Company’s entire satellite and fiber network access services segment, which is no longer reported as a separate segment, as it is included in discontinued operations. During 2002, the Company also sold or committed to sell additional non-core businesses which are also reported as discontinued operations. (See note 2).

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company consolidates those entities in which it owns greater than fifty percent of the entity’s voting stock.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying consolidated financial statements. The significant estimates in the accompanying consolidated financial statements include revenue recognition under the percentage of completion method, impairment of cost and equity investments, impairment of long-lived assets (including goodwill) and valuation allowances related to deferred tax assets.

Revenue Recognition—Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned. Escalation clauses, excluding those tied to the Consumer Price Index (CPI), and other incentives present in lease agreements with the Company’s customers are recognized on a straight-line basis over the term of the lease. Amounts billed or received prior to being earned are deferred until such time as the earnings process is complete.

Network development service revenues are derived under contracts or arrangements with customers that provide for billings on a time and materials, cost plus profit or fixed price basis. Revenues are recognized as services are performed with respect to the time and materials and cost plus profit contracts. Revenues are recognized using the percentage-of-completion method for fixed price contracts. Under the percentage-of-completion methodology, revenues are recognized in accordance with the percentage of contract costs incurred to date compared to estimated total contract costs. Costs and earnings in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed. Billings in excess of costs and earnings on uncompleted contracts represent billings in excess of revenues recognized. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Development Expense—Development expense consists of uncapitalized acquisition costs, costs to integrate acquisitions, costs associated with new business initiatives, abandoned acquisition costs and costs associated with tower site inspections and related data gathering. Such costs are expensed as incurred.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate General and Administrative Expense—Corporate general and administrative expense consists of corporate overhead costs not specifically allocable to any of the Company’s individual business segments.

Note Conversion Expense—Note conversion expense represents the fair value of incremental stock issued to induce convertible noteholders to convert their holdings prior to the first scheduled redemption date. Such amounts were expensed as incurred in accordance with Statement of Financial Accounting Standard (SFAS) No. 84 “Induced Conversions of Convertible Debt.” (See note 7).

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, notes receivable, trade receivables and derivative instruments. The Company mitigates its risk with respect to cash and cash equivalents and derivative instruments by maintaining its deposits and contracts at high quality financial institutions and monitoring the credit ratings of those institutions.

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables by actively monitoring the credit worthiness of its borrowers and customers. Accounts receivable are reported net of allowances for doubtful accounts of $17,437,000, $23,804,000 and $19,809,000 as of December 31, 2002, 2001 and 2000, respectively. Net amounts charged against the allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 approximated $18,299,000, $7,137,000 and $1,697,000, respectively. Bad debt recoveries for the years ended December 31, 2002, 2001 and 2000 are $1,097,000, $978,000 and $1,238,000, respectively. The effect of discontinued operations on the allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 approximated $(4,840,000), $(4,903,000) and $9,234,000, respectively

Discount on Convertible Notes—The Company amortizes the discount on its convertible notes using the effective interest method over the term of the obligation. Such amortization is recorded as interest expense in the accompanying consolidated statements of operations.

Derivative Financial Instruments—On January 1, 2001, the Company adopted the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement establishes accounting and reporting standards for derivative instruments. Specifically, it requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair market value of a derivative (that is unrealized gains or losses) is recorded as a component of an entity’s net income or other comprehensive income, depending upon designation and qualification as part of a hedging relationship. The cumulative effect of adopting this statement resulted in a charge to other comprehensive loss of $7.9 million (net of a tax benefit of $4.2 million) as of January 1, 2001. The 2002 and 2001 consolidated financial statements were prepared in accordance with the provisions of SFAS No. 133 and the 2000 consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time.

The Company is exposed to interest rate risk relating to variable interest rates on its credit facilities. As part of its overall strategy to manage the level of exposure to the risk of interest rate fluctuations under its variable rate credit facilities, the Company uses interest rate swaps, caps and collars, which qualify and are designated as cash flow hedges. In 2001, the Company also used swaptions to manage interest rate risk, which were not designated as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of other comprehensive loss and subsequently reclassified into the statement of operations when the hedged transaction affects operations. The ineffective portion of the gain or loss on the derivative instrument is immediately recognized in the statement of operations. For derivative instruments not designated as hedging instruments, the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gain or loss is recognized in the statement of operations in the period of change. The Company does not hold derivative financial instruments for trading purposes. (See note 8).

Foreign Currency Translation—The Company’s foreign subsidiaries in Mexico and Brazil have designated the U.S. dollar as their functional currency. Monetary assets and liabilities related to the Company’s Mexican and Brazilian operations are remeasured from the local currency into U.S. dollars at the rate of currency exchange at the end of the applicable fiscal period. Non-monetary assets and liabilities are remeasured at historical exchange rates. Revenues and expenses are remeasured at average monthly exchange rates. All remeasurement gains and losses are included in the Company’s consolidated statement of operations within the caption loss on investments and other expense. The remeasurement loss (gain) for the years ended December 31, 2002, 2001 and 2000 approximated $3,713,000, $(207,000) and $11,000, respectively.

The Company’s Verestar subsidiary, classified within discontinued operations, maintains a teleport business in Switzerland and has designated the Swiss franc as its functional currency. Accordingly, assets and liabilities are translated from the Swiss franc into U.S. dollars at the end of period exchange rate, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded in stockholders’ equity and reflected as a component of other comprehensive loss.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, demand deposits and short-term investments with remaining maturities (when purchased) of three months or less.

Restricted Cash—As of December 31, 2001, restricted cash represented amounts required to be held in escrow under the Company’s credit facilities to pay interest on its convertible and senior note obligations. The restrictions related to these funds expired in August 2002.

Inventories—Inventories, which consist primarily of finished goods and raw material component parts, are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) basis. The components of inventories as of December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Finished goods	$4,928	$11,300
Raw materials	4,073	37,387
Work in process	91	645

Total	$9,092	$49,332

Property and Equipment—Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties). Cost for self-constructed towers includes direct materials and labor, indirect costs associated with construction and capitalized interest. Approximately $5,835,000, $15,321,000 and $11,365,000 of interest was capitalized for the years ended December 31, 2002, 2001 and 2000, respectively.

Depreciation is provided using the straight-line method over the assets’ estimated useful lives. Property and equipment acquired through capitalized leases are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Asset useful lives are as follows:

Equipment	3-15 years
Towers	15 years
Buildings	32 years
Building and land improvements	15-32 years

Expenditures for repairs and maintenance are expensed as incurred. Betterments and improvements that extend an asset’s useful life or enhance capacity are capitalized.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets—In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations. SFAS No. 141 also includes enhanced criteria for identifying intangible assets separately from goodwill. The requirements of SFAS No. 141 were effective for any business combination consummated by the Company subsequent to June 30, 2001. The Company did not consummate any transactions subsequent to June 30, 2001 that gave rise to goodwill. As of January 1, 2002, the Company adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are deemed to have a definite life will continue to be amortized over their useful lives. The adoption of this statement reduced the Company’s amortization expense (including that related to discontinued operations) by approximately $96.0 million for the year ended December 31, 2002. (See note 5).

Income Taxes—The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. (See note 12).

Loss Per Common Share—Basic and diluted net loss per common share has been computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2002, 2001 and 2000, potential common shares, including options, warrants and shares issuable upon conversion of the Company’s convertible notes, have been excluded from the computation of diluted loss per common share, as their effect is anti-dilutive. Potential common shares excluded from the calculation of net loss per share were approximately 50.6 million, 46.4 million and 52.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Impairments and Net Loss on Sale of Long-Lived Assets—The Company reviews long-lived assets, including intangibles with definite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by determining whether the net book value of the related assets will be recovered through projected undiscounted future cash flows. If the Company determines that the carrying value on an asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows or estimated sale proceeds to be provided from the asset as compared to its carrying value. The Company records impairment losses in the period in which it identifies such impairment.

During the years ended December 31, 2002 and 2001, the Company recorded impairments and net loss on sale of long-lived assets within its rental and management segment of $90.7 million and $74.3 million, respectively. The significant components of these charges and net losses include the following:

Non-Core Tower Asset Impairment Charges—During the year ended December 31, 2002, the Company sold approximately 720 non-core towers and recorded impairment charges to write-down certain other non-core towers. As a result, the Company recorded impairment charges and net losses of approximately $46.8 million for the year ended December 31, 2002.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2001, the Company recorded impairment charges of approximately $11.7 million to write-down certain non-core towers.

Construction-In-Progress Impairment Charges—In September 2002, the Company reduced the scope of its new tower construction and build plans for the remainder of 2002 and for 2003 by implementing more stringent construction criteria than was previously in place. As a result, the Company wrote off approximately $40.2 million of construction-in-progress costs associated with approximately 800 sites that it no longer plans to build.

In November 2001, the Company announced certain initiatives that included a reduction in the scope of its tower development activities. This resulted in a significant decrease in new tower construction and more stringent criteria for evaluating tower construction and acquisitions. As a result, in the fourth quarter of 2001, the Company wrote off approximately $62.6 million of construction-in-progress costs associated with sites that it no longer intended to build.

Investments—Investments in those entities where the Company owns less than twenty percent of the voting stock of the individual entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in entities where the Company owns less than twenty percent but has the ability to exercise significant influence over operating and financial policies of the entity or where the Company owns more than twenty percent of the voting stock of the individual entity, but not in excess of fifty percent, are accounted for using the equity method. As of December 31, 2002 and 2001, the Company’s investments were in companies that are not publicly traded, and, therefore, no established market for their securities exists. The Company has a policy in place to review the fair value of its investments on a regular basis to evaluate the carrying value of the investments in these companies. If the Company believes that the carrying value of an investment is in excess of fair market value, it is the Company’s policy to record an impairment charge to adjust the carrying value to fair market value.

During the years ended December 31, 2002 and 2001, the Company recorded impairment charges on its cost and equity investments of approximately $11.3 million and $27.7 million, respectively. In addition, during the years ended December 31, 2002, 2001 and 2000, the Company recorded losses on equity method investments of approximately $9.0 million, $9.1 million and $2.5 million, respectively. Losses on equity method investments are recorded in accordance with Emerging Issues Task Force No. 99-10 “Percentage Used to Determine the Amount of Equity Method Losses.”

As of December 31, 2002 and 2001, the Company had cost and equity investments included in deposits, investments and other long-term assets of $32.0 million and $41.8 million, respectively.

Stock-Based Compensation—Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company applies the recognition and measurement principles of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” to its equity grants and awards to employees officers and directors. The Company’s stock option plans are more fully described in note 13.

In accordance with APB No. 25, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. To date, the Company has not issued any stock options that would result in compensation expense under the provisions of APB No. 25. Accordingly, there is no recognition of compensation expense related to option grants reflected in the accompanying consolidated statements of operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model (in thousands, except per share amounts):

	2002	2001	2000
Net loss as reported	$(1,141,879)	$(450,094)	$(194,628)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(38,126)	(50,540)	(51,186)

Pro-forma net loss	$(1,180,005)	$(500,634)	$(245,814)

Basic and diluted net loss per share—as reported	$(5.84)	$(2.35)	$(1.15)
Basic and diluted net loss per share—pro-forma	$(6.04)	$(2.61)	$(1.46)

Fair Value of Financial Instruments—As of December 31, 2002, the carrying amounts of the Company’s 5.0% convertible notes, the 2.25% convertible notes, the 6.25% convertible notes and the senior notes were approximately $450.0 million, $210.9 million, $212.7 million and $1.0 billion, respectively, and the fair values of such notes were $291.4 million, $187.2 million, $144.4 million and $780.0 million, respectively. As of December 31, 2001, the carrying amount of the Company’s 5.0% convertible notes, the 2.25% convertible notes, the 6.25% convertible notes and the senior notes were approximately $450.0 million, $204.1 million, $212.8 million and $1.0 billion, respectively, and the fair values of such notes were $268.3 million, $173.1 million, $158.2 million and $805.0 million, respectively. Fair values were determined based on quoted market prices. The carrying values of all other financial instruments reasonably approximate the related fair values as of December 31, 2002 and 2001.

Retirement Plan—The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. Under the plan, the Company matches 35% of participants’ contributions up to a maximum 5% of a participant’s compensation. The Company contributed approximately $979,000, $1,540,000 and $1,593,000 to the plan for the years ended December 31, 2002, 2001 and 2000, respectively.

Recent Accounting Pronouncements—In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement establishes accounting standards for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets and the related asset retirement costs. The requirements of SFAS No. 143 are effective for the Company as of January 1, 2003. The Company will adopt this statement in the first quarter of 2003 and does not expect the impact of adopting this statement to have a material impact on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” but retains many of its fundamental provisions. SFAS No. 144 also clarifies certain measurement and classification issues from SFAS No. 121. In addition, SFAS No. 144 supersedes the accounting and reporting provisions for the disposal of a business segment as found in APB  No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. However, SFAS No. 144 retains the requirement in APB No. 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS No. 144 excludes goodwill and other intangible assets that are not to be amortized, as the accounting for such items is prescribed by SFAS No. 142. The Company implemented SFAS No. 144 on January 1, 2002. Accordingly, all relevant impairment assessments and decisions concerning discontinued operations have been made under this standard in 2002.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Upon adoption of SFAS No. 145, gains and losses from extinguishment of debt will no longer be classified as extraordinary items, but rather will be classified as part of other income (expense) on the Company’s consolidated statement of operations. Any such gains or losses classified as extraordinary items in prior periods will be reclassified in future financial statement presentations upon the adoption of SFAS No. 145. The Company will adopt the provisions of SFAS No. 145 for all reporting periods subsequent to January 1, 2003.

In July 2002, the FASB issued SFAS No. 146 “Accounting For Costs Associated with Exit or Disposal Activities.” The statement requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The requirements of SFAS  No. 146 are effective for exit or disposal activities initiated after January 1, 2003. The Company will apply the provisions of this statement to all restructuring activity initiated after January 1, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—an amendment of SFAS No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, the Company does not expect this standard to have a material impact on its consolidated financial position or results of operations. The Company has adopted the disclosure-only provisions of SFAS No. 148 as of December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation for Variable Interest Entities, an Interpretation of ARB No. 51” which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of beneficial interests, but not the majority. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this interpretation is not expected to be material to the Company’s consolidated financial position or results of operations.

Reclassifications—Certain reclassifications have been made to the 2001 and 2000 financial statements to conform with the 2002 presentation.

2.    DISCONTINUED OPERATIONS

In 2002, in connection with the Company’s plan to focus on its core tower business, the Company sold or committed to sell several non-core businesses. In accordance with SFAS No. 144, the Company classified the operating results of these businesses as discontinued operations in the accompanying statements of operations. In addition, the assets and liabilities of the discontinued operations not disposed of as of December 31, 2002 have been reflected as assets held for sale and liabilities held for sale in the accompanying consolidated balance sheet as of December 31, 2002. The effect of suspending depreciation and amortization for the long-lived assets held for sale was not material for the year ended December 31, 2002.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following businesses have been reflected as discontinued operations in the accompanying statements of operations for all periods presented.

In July 2002, the Company consummated the sale of MTS Components (previously included in the network development services segment) and incurred a loss on disposal of approximately $16.0 million (net of an income tax benefit of $8.6 million). Proceeds from the sale were approximately $32.0 million and consisted of approximately $20.0 million in cash and $12.0 million of notes receivable. The notes are comprised of a $5.6 million, secured by the working capital of the sold operations payable through January 2003; and a $6.4 million unsecured note guaranteed by certain stockholders of the purchaser, which bears interest at a rate of 10% and is due in July 2003. As of December 31, 2002, approximately $0.5 million remains outstanding under the secured note and the entire amount remains outstanding under the unsecured note.

In December 2002, the Company consummated the sale of the building where it maintained its corporate headquarters for approximately $68.0 million and recognized a gain on disposal of approximately $5.7 million (net of an income tax provision of $2.9 million). Proceeds from the sale were approximately $68.0 million in cash. Approximately $38.5 million of these proceeds were used to retire the building’s existing mortgage. As the Company maintains its corporate offices within the building, it also entered into a lease agreement for approximately 11.5% of the building’s total office space. The lease has been classified as an operating lease and approximately $5.9 million of additional gain has been deferred in accordance with SFAS No. 13, “Accounting for Leases,” as amended.

In December 2002, the Company committed to a plan to sell an office building. In January 2003, the Company entered in to a purchase and sale agreement to sell the office building for approximately $10.6 million in cash. As of December 31, 2002, the Company recorded an estimated loss on disposal of $3.2 million (net of an income tax benefit of $1.8 million) based on the estimated net proceeds expected to be received upon disposition.

Both office buildings were held as rental property and previously reported in the rental and management segment.

In fourth quarter of 2002, the Company committed to sell Flash Technologies, Inc., its remaining components business (previously reported in the network development services segment). In January 2003, the Company consummated the sale for approximately $41.1 million in cash, subject to a post-closing working capital adjustment. The estimated sale proceeds approximated the carrying value of the business.

In December 2002, the Company committed to a plan to sell Verestar. In February 2003, the Company consummated the sale of Maritime Telecommunications Network (MTN), a subsidiary of Verestar, for approximately $26.8 million in cash, subject to a post-closing working capital adjustment. The estimated sale proceeds approximated the carrying value of the business. The Company expects to sell the remaining portion of Verestar by December 31, 2003.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary operating results of the discontinued operations are as follows (in thousands):

	2002	2001	2000
Revenue	$298,715	$349,041	$225,361

(Loss) income from discontinued operations	(275,458)	(77,128)	28
Income tax benefit (provision) on loss from discontinued operations	25,541	16,912	(6,241)
Net loss on disposal of discontinued operations, net of tax benefit of $7,566	(13,510)

Loss from discontinued operations, net	$(263,427)	$(60,216)	$(6,213)

As of December 31, 2002, the Company had assets held for sale of approximately $234.7 million and liabilities held for sale of approximately $165.0 million. These amounts are comprised of the assets and liabilities of Verestar, Flash Technologies and an office building. The assets held for sale primarily represent: accounts receivable, net of $21.8 million, inventory of $7.2 million, prepaid and other current assets of $6.3 million, property and equipment, net of $178.8 million and intangible assets and other long term assets of $20.6 million. The liabilities held for sale primarily represent: $116.9 million of capital lease obligations, $9.7 million of accounts payable, $26.7 million of accrued expenses, $3.5 million of unearned revenue and $8.2 million of other long-term liabilities.

3. COSTS	AND EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS AND UNBILLED RECEIVABLES

The Company derives a portion of its network development services revenue from customer contracts that either provide for billing only after certain milestones within contracts have been achieved or provide for progress billings as the Company fulfills its obligations under the related contracts. As the Company recognizes revenue on these contracts using the percentage-of-completion, cost plus profit and time and materials methodologies, such contracts may give rise to revenue which has been earned, but, as of a certain point in time, remains unbilled. Such amounts (along with unbilled rental revenue) are included in costs and earnings in excess of billings on uncompleted contracts and unbilled receivables in the accompanying consolidated balance sheets. These contracts may also give rise to billings that are in excess of amounts actually earned as of a certain point in time. The excess of amounts billed over the amount earned on these contracts is reflected (along with customer rent received in advance) in billings in excess of costs and earnings on uncompleted contracts and unearned revenue in the accompanying consolidated balance sheets.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are the components of costs and earnings in excess of billings on uncompleted contracts and unbilled receivables and billings in excess of costs and earnings on uncompleted contracts and unearned revenue as of December 31, (in thousands):

	2002	2001
Costs incurred on uncompleted contracts	$291,898	$275,663
Estimated earnings	47,279	82,112
Unbilled receivables	21,823	7,311
Billings to date	(384,035)	(374,731)

	$(23,035)	$(9,645)

Included in the accompanying consolidated balance sheets:
Costs and earnings in excess of billings on uncompleted contracts and unbilled receivables	$24,088	$46,453
Billings in excess of costs on uncompleted contracts and unearned revenue	(47,123)	(56,098)

	$(23,035)	$(9,645)

4.    PROPERTY AND EQUIPMENT

Property and equipment (including assets held under capital leases) consist of the following as of December 31, (in thousands):

	2002	2001
Towers	$2,706,005	$2,588,616
Equipment	140,786	459,369
Buildings and improvements	194,962	287,732
Land and improvements	178,466	182,260
Construction-in-progress	63,844	180,042

Total	3,284,063	3,698,019
Less accumulated depreciation and amortization	(549,178)	(410,446)

Property and equipment, net	$2,734,885	$3,287,573

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

As of January 1, 2002, the Company adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are deemed to have a definite life will continue to be amortized over their useful lives. SFAS No. 142 also required that, as of January 1, 2002, the Company assess whether its goodwill was impaired by performing a transitional impairment test. This impairment test was comprised of two steps. The initial step (required to be completed within six months of adopting this standard) was designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeded fair value, a second step was performed, which compared the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company completed its transitional impairment testing in the second quarter of 2002 and concluded that all of the goodwill related to its satellite and fiber network access services (SFNA) segment and the majority of the goodwill in the network development services segment was impaired. As a result, the Company recognized a $562.6 million non-cash charge (net of a tax benefit of $14.4 million) related to the write-down of goodwill to its fair value. In accordance with the provisions of SFAS No. 142, the charge is included in the results of operations for the year ended December 31, 2002 as the cumulative effect of a change in accounting principle.

A description of the Company’s reporting units (by segment) and the results of the related transitional impairment testing are as follows:

SFNA—SFNA was a single segment and reporting unit until December 2002, when the Company committed to a plan to dispose of Verestar, which comprised the entire SFNA segment. The Company recorded an impairment charge of $189.3 million relating to the impairment of goodwill in this reporting unit. The fair value of this reporting unit was determined based on an independent third party appraisal.

Network Development Services (Services)—As of January 1, 2002, the reporting units in the Company’s network development services segment included Kline Iron & Steel (Kline), Specialty Constructors, Galaxy Engineering, MTS Components and Flash Technologies. The Company estimated the fair value of these reporting units utilizing future discounted cash flows and market information as to the value of each reporting unit on January 1, 2002. The Company recorded an impairment charge of $387.8 million related to the impairment of goodwill within these reporting units. Such charge included full impairment for all of the goodwill within the reporting units except Kline, for which only a partial impairment was recorded. As discussed in note 2, the assets of the MTS Components reporting unit were sold in July 2002 and the Flash Technologies reporting unit was reclassified to discontinued operations effective December 2002 and sold in January 2003.

Rental and Management (RM)—The Company obtained an independent third party appraisal of the rental and management reporting unit that contains goodwill and determined that goodwill was not impaired.

With the adoption of SFAS No. 142, the Company also reassessed the useful lives and residual values of all acquired intangible assets. Based on those assessments, no adjustments were made to the amortization periods or residual values of the Company’s remaining intangible assets.

The Company has selected December 1st as the date to perform its annual impairment test. In December 2002, the Company completed its annual impairment testing under the provisions of SFAS No. 142 with respect to its rental and management reporting unit that contains goodwill and its Kline reporting unit (the only services business with remaining goodwill). In performing its testing, the Company obtained an independent third party appraisal of its rental and management reporting unit that contains goodwill and concluded that an impairment of the goodwill related to that unit was not required. In addition, the Company utilized market information to value its Kline reporting unit and determined that the remaining goodwill related to Kline was not impaired.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the net carrying amounts of goodwill by segment for the year ended December 31, 2002 are as follows (in thousands):

	RM	Services	SFNA		Total
Balance as of January 1, 2002	$580,823	$394,264		$185,306	$1,160,393
Reclassifications (primarily acquired workforce)	11,860	3,799		3,997	19,656
Transitional impairment charge		(387,753)		(189,303)	(577,056)

Balance as of December 31, 2002	$592,683	$10,310	$		$602,993

Prior to the adoption of SFAS No. 142, the Company had approximately $1.2 billion of net goodwill that was amortized on a straight-line basis over a fifteen-year period. Had the Company not amortized goodwill in accordance with SFAS No. 142 in prior periods, net loss and net loss per share for the years ended December 31, 2002, 2001 and 2000 would have been as follows (in thousands):

	2002	2001	2000
Reported net loss	$(1,141,879)	$(450,094)	$(194,628)
Add back: Extraordinary losses	(1,065)		(4,338)

Adjusted net loss before extraordinary losses	(1,140,814)	(450,094)	(190,290)
Add back: Goodwill amortization and acquired workforce amortization		87,829	72,139

Adjusted net loss before extraordinary losses	(1,140,814)	(362,265)	(118,151)
Extraordinary losses	(1,065)		(4,338)

Adjusted net loss	$(1,141,879)	$(362,265)	$(122,489)

Basic and diluted per share amounts:
Reported net loss per share	$(5.84)	$(2.35)	$(1.15)
Add back: Extraordinary losses	(0.01)		(0.02)

Adjusted net loss per share before extraordinary losses	(5.83)	(2.35)	(1.13)
Add back: Goodwill amortization and acquired workforce amortization		0.46	0.43

Adjusted net loss per share before extraordinary losses	(5.83)	(1.89)	(0.70)
Extraordinary losses	(0.01)		(0.02)

Adjusted net loss per share	$(5.84)	$(1.89)	$(0.72)

The Company’s other intangible assets subject to amortization consist of the following as of December 31, (in thousands):

	2002	2001
Acquired customer base and network location intangibles	$1,316,059	$1,421,008
Deferred financing costs	100,408	104,957
Acquired licenses and other intangibles	43,054	65,914
Acquired workforce		13,056

Total	1,459,521	1,604,935
Less accumulated amortization	(317,010)	(257,417)

Other intangible assets, net	$1,142,511	$1,347,518

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s network location intangible represents the excess of purchase price over tangible and identifiable intangible assets related to asset acquisitions. The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization of intangible assets for the years ended December 31, 2002 and 2001 aggregated approximately $88.1 million and $90.2 million, respectively. The Company expects to record amortization expense of approximately $90.3 million for the year ended December 31, 2003 and $89.7 million for the years ended December 31, 2004, 2005 and 2006, respectively, and $87.3 million for the year ended December 31, 2007.

6.    NOTES RECEIVABLE

In 2000, the Company loaned TV Azteca S.A. de C.V., the owner of a major national television network in Mexico, $119.8 million. The loan, which bears interest at 12.87%, payable quarterly, was discounted by the Company, as the fair value interest rate at the date of the loan was determined to be 14.25%. As of December 31, 2002, approximately $119.8 million undiscounted ($108.2 million discounted) under the loan was outstanding. The term of the loan is seventy years; however, the loan may be prepaid by TV Azteca without penalty during the last fifty years of the agreement. The discount on the loan is being amortized to interest income — TV Azteca, net using the effective interest method over the seventy-year term of the loan.

Simultaneous with the signing of the loan agreement, the Company also entered into a seventy year Economic Rights Agreement with TV Azteca regarding space not used by TV Azteca on approximately 190 of its broadcast towers. In exchange for the issuance of the below market interest rate loan discussed above and the annual payment of $1.5 million to TV Azteca (under the Economic Rights Agreement), the Company has the right to market and lease the unused tower space on the broadcast towers (the Economic Rights). TV Azteca retains title to these towers and is responsible for their operation and maintenance. The Company is entitled to 100% of the revenues generated from leases with tenants on the unused space and is responsible for any incremental operating expenses associated with those tenants.

The term of the Economic Rights Agreement is seventy years; however, TV Azteca has the right to purchase, at fair market value, the Economic Rights from the Company at any time during the last fifty years of the agreement. Should TV Azteca elect to purchase the Economic Rights (in whole or in part), it would also be obligated to repay a proportional amount of the loan discussed above at the time of such election. The Company’s obligation to pay TV Azteca $1.5 million annually would also be reduced proportionally.

The Company has accounted for the annual payment of $1.5 million as a capital lease (initially recording an asset and a corresponding liability of approximately $18.6 million). The capital lease asset and the discount on the note, which aggregate approximately $30.2 million, represent the cost to acquire the Economic Rights and are being amortized over the seventy-year life of the Economic Rights agreement.

On a quarterly basis, the Company assesses the recoverability of its note receivable from TV Azteca. As of December 31, 2002, the Company has assessed the recoverability of the note receivable from TV Azteca and concluded that no adjustment to its carrying value is required.

An executive officer and director of the Company became a director of TV Azteca in December 1999.

As of December 31, 2002 and 2001, the Company also had several other current and long-term notes receivable outstanding of approximately $9.3 million and $6.8 million, respectively. These notes bear interest at rates ranging from 9% to 11% and mature in periods through 2011.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    FINANCING ARRANGEMENTS

Outstanding amounts under the Company’s long-term financing arrangements consisted of the following as of December 31, (in thousands):

	2002	2001
Credit facilities	$1,510,000	$1,445,000
Senior notes	1,000,000	1,000,000
Convertible notes, net of discount	873,640	866,852
Notes payable and capital leases	81,039	250,108

Total	3,464,679	3,561,960

Less:
Convertible notes, net of discount—2.25%	(210,899)
Current portion of other long-term obligations	(59,243)	(12,585)

Long-term debt	$3,194,537	$3,549,375

The following is a description of the Company’s outstanding debt as of December 31, 2002:

Credit Facilities—The Company’s credit facilities (prior to the February 2003 amendment discussed in note 19) provided for a borrowing capacity of up to $2.0 billion (after giving effect to the amendment—$1.575 billion). The Company’s principal operating subsidiaries (other than Verestar) are the borrowers under the credit facilities. Borrowers under the credit facilities are subject to compliance with certain financial ratios.

•	a $650.0 million (as amended—$425.0 million) revolving credit facility, of which $160.0 million was drawn on December 31, 2002, maturing on June 30, 2007;

•	an $850.0 million (as amended—$725.0 million) multi-draw term loan A, which was fully drawn on December 31, 2002, maturing on June 30, 2007; and

•	a $500.0 million (as amended—$425.0 million) term loan B, which was fully drawn on December 31, 2002, maturing on December 31, 2007.

The credit facilities are scheduled to amortize quarterly commencing on March 31, 2003 through their maturity dates based on defined percentages of outstanding commitment and principal balances. The Company may also be required to make additional principal payments should operating cash flows exceed certain amounts. Any amounts repaid under the term loan A and the term loan B will reduce future borrowing capacity under these facilities to the extent of the amount repaid.

In January 2002, the Company terminated a $250.0 million multi-draw term loan C facility, none of which facility had been drawn. As a result of this termination, the Company recorded a charge of $7.2 million to loss on term loan cancellation in the accompanying 2002 consolidated statement of operations related to the write-off of certain deferred financing fees associated with this facility.

In February 2001, the Company’s Mexican subsidiary, American Tower Corporation de Mexico, S. de R.L. de C.V. (ATC Mexico) and two of its subsidiaries consummated a loan agreement with a group of banks providing a credit facility of an initial aggregate amount of $95.0 million (the Mexican Credit Facility). As of December 31, 2001, an aggregate of $95.0 million was outstanding under this loan agreement. In February 2002, the Company repaid all loans outstanding under the Mexican Credit Facility with borrowings under the credit facilities and substantially all of the Mexican subsidiaries became restricted subsidiaries under the credit facilities. As a result of such repayment,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company recognized an extraordinary loss on extinguishment of debt of approximately $1.1 million (net of an income tax benefit of $0.6 million).

Interest rates for the revolving credit facility and the term loan A are determined at the option of the Company (at a margin based on leverage) at either 2.0% to 3.25% above the LIBOR Rate or 1.0% to 2.25% above the defined Base Rate. Notwithstanding the foregoing, the applicable margin with respect to the revolving credit facility and the term loan A from January 1, 2003 through September 30, 2003 shall not be less than 1.5% with respect to Base Rate advances and 2.5% with respect to LIBOR advances. Interest rates for the term loan B are determined (at a margin based on leverage) at 3.5% above LIBOR or 2.5% above the defined Base Rate. The Company is required to pay quarterly commitment fees on the undrawn portion of the facility, ranging from 0.5% to 1.0% per annum, depending on the level of facility usage. In addition, the credit facilities require compliance with financial coverage ratios that measure operating cash flow against total debt, operating cash flow against senior debt, interest coverage, pro forma debt service and fixed charges, as defined in the credit facilities. The credit facilities also contain financial and operational covenants and other restrictions which the Company, the borrowers and their restricted subsidiaries must comply with, whether or not there are borrowings outstanding. Such covenants and restrictions include restrictions on certain types of acquisitions, indebtedness, investments, liens, capital expenditures, and the ability of the borrowers to pay dividends and make other distributions. The borrowers under the credit facilities include the Company’s principal domestic operating subsidiaries (other than Verestar). The Company and the restricted subsidiaries (as defined in the credit facilities) and Verestar and its subsidiaries have guaranteed all of the loans under the credit facilities. These loans are secured by liens on substantially all assets of the Company, the borrowers, the restricted subsidiaries and Verestar and its subsidiaries. The credit facilities also restrict the borrowers’, the restricted subsidiaries’ and Verestar’s and its subsidiaries’ ability to transfer funds to the Company. As of December 31, 2002 substantially all assets of the Company are held by the borrowers and the restricted subsidiaries.

Availability at December 31, 2002 under the revolving credit facilities was $470.8 million, net of $19.2 million of outstanding letters of credit. The availability was reduced to $245.8 million, giving effect to the February 2003 amendment. (See note 19).

Prior to entering into of the credit facilities described above, the Company maintained credit facilities that provided for total capacity of $925.0 million. All amounts outstanding under the prior credit facilities were repaid in January 2000 with proceeds from the new credit facilities. In connection with the repayment of borrowings under the Company’s prior credit facilities, the Company recognized an extraordinary loss on extinguishment of debt of approximately $3.0 million (net of a tax benefit of $2.0 million), in January 2000.

Additionally, in February 2000, the Company repaid certain debt assumed in connection with an acquisition. Such debt repayment was at a premium of the outstanding principal balance. Accordingly, the Company recognized an extraordinary loss of $1.3 million (net of an income tax benefit of $0.9 million) from the extinguishment of this debt in 2000.

For the years ended December 31, 2002, 2001 and 2000, the combined weighted average interest rate related to the Company’s credit facilities was 4.41%, 7.26% and 9.56% respectively. Commitment fees incurred by the Company related to the credit facilities aggregated approximately $5,454,000, $7,478,000 and $9,777,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

9 3/8% Senior Notes—In January 2001, the Company completed a private notes placement of $1.0 billion 9 3/8% senior notes (senior notes), issued at 100% of their face amount. The senior notes mature on February 1, 2009.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest on the senior notes is payable semiannually on February 1 and August 1. The indenture governing the senior notes contains certain restrictive covenants including restrictions on the Company’s ability to incur more debt, guarantee debt, pay dividends and make certain investments. Proceeds from the senior notes placement were used to finance construction of towers, fund acquisitions and for general corporate purposes. The senior notes rank equally with the Company’s 5%, 6.25% and 2.25% convertible notes, described below, and are structurally and effectively junior to indebtedness outstanding under the Credit Facilities.

As of December 31, 2002 and 2001, the Company has $1.0 billion outstanding under the senior notes.

5% Convertible Notes—In February 2000, the Company completed a private placement of $450.0 million 5% Convertible Notes (5% Notes), issued at 100% of their face amount. The 5% Notes mature on February 15, 2010. Interest on the 5% Notes is payable semiannually on February 15 and August 15 of each year. The indenture governing the 5% Notes does not contain any restrictive covenants. The credit facilities restrict the Company’s ability to repurchase the convertible notes for cash from the proceeds of borrowings under the credit facilities or from internally generated funds from any of the Company’s restricted subsidiaries (under its credit facilities).

The 5% Notes are convertible at any time into shares of the Company’s Class A common stock at a conversion price of $51.50 per share, subject to adjustment in certain cases. The Company cannot redeem the 5% Notes prior to February 20, 2003. The initial redemption price on the 5% Notes is 102.5% of the principal amount, subject to ratable declines immediately after February 15 of the following year to 100% of the principal amount in 2006. The holders have the option of requiring the Company to repurchase all or any of the 5% Notes on February 20, 2007 at their principal amount, together with accrued and unpaid interest. The Company may, subject to certain conditions in the applicable indenture (including the condition that the Company’s Class A common stock trade on a national securities exchange or Nasdaq), elect to pay the repurchase price in cash or shares of Class A common stock, or any combination thereof. The 5% Notes rank equally with the 6.25% and 2.25% Notes described below and the senior notes and are structurally and effectively junior to indebtedness outstanding under the Credit Facilities and the 12.25% senior subordinated discount notes described in note 19.

As of December 31, 2002 and 2001, the Company had $450.0 million outstanding under the 5% Notes.

2.25% and 6.25% Convertible Notes—In October 1999, the Company completed a private placement of $300.0 million 6.25% Convertible Notes (6.25% Notes), issued at 100% of their face amount and $425.5 million 2.25% Convertible Notes (2.25% Notes), issued at 70.52% of their face amount (collectively, the “Notes”). The yield to maturity on the 2.25% Notes is 6.25%, giving effect to the original discount. The Notes mature on October 15, 2009. Interest on the Notes is payable semiannually on April 15 and October 15 of each year.

The 6.25% Notes and 2.25% Notes are convertible at any time, at the option of the holder, into the Company’s Class A common stock at a conversion price of $24.40 per share and $24.00 per share, respectively, subject to adjustment in certain events. The Company may redeem the Notes at any time on or after October 22, 2002. The initial redemption price on the 6.25% Notes is 103.125% of the principal amount, subject to ratable declines immediately after October 15 of each following year to 100% of the principal amount in 2005. The 2.25% Notes are redeemable incrementally at increasing prices designed to reflect the accrued original issue discount. The holders have the option of requiring the Company to repurchase all or a portion of the 6.25% Notes on October 22, 2006 at their principal amount, together with accrued and unpaid interest, and all or a portion of the 2.25% Notes on October 22, 2003 at $802.93 per note (accreted through October 22, 2003), plus accrued and unpaid interest. The Company may, subject to certain conditions in the applicable indenture (including the condition that the Company’s Class A common stock trade on a national securities exchange or Nasdaq), elect to pay the repurchase price on the Notes in cash or shares of Class A common stock or any combination thereof. The credit facilities restrict the Company’s ability to repurchase the convertible notes for cash from the proceeds of borrowings under the credit facilities or from internally generated funds from any of the Company’s restricted

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries (under its credit facilities). The 6.25% Notes and 2.25% Notes rank equally with one another, the 5% Notes and the senior notes and are structurally and effectively junior to indebtedness outstanding under the credit facilities and the 12.25% senior subordinated discount notes described in note 19.

Based on the principal amount of the 2.25% notes outstanding as of December 31, 2002, the Company may be required to repurchase up to $216.7 million (accreted through October 22, 2003) principal amount of its 2.25% convertible notes on October 22, 2003, if all of the holders exercise their put right. Based on the above, the $210.9 million outstanding on the 2.25% notes has been classified as a current liability in the accompanying 2002 consolidated balance sheet. (See note 19).

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

As of December 31, 2002 and 2001, the Company had $210.9 million and $204.2 million outstanding, respectively, under the 2.25% Notes. Further, as of December 31, 2002 and 2001, the Company had $212.7 million outstanding under the 6.25% Notes.

Notes Payable—Notes payable approximated $33.8 million and $73.1 million as of December 31, 2002 and 2001, respectively. These obligations bear interest at rates ranging from 7.0% to 12.0% and mature in periods ranging from less than one year to approximately five years.

Capital Lease Obligations—The Company’s capital lease obligations, which approximate $47.2 million and $177.0 million as of December 31, 2002 and 2001, respectively, expire in periods ranging from less than one year to approximately seventy years. As of December 31, 2002, approximately $116.9 million of aggregate principal payments for Verestar capital leases are included in liabilities held for sale in the accompanying consolidated balance sheet.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities—As of December 31, 2002, aggregate principal payments of long-term debt, including capital leases, (excluding the effects of the credit facilities amendment disclosed in note 19) for the next five years and thereafter are estimated to be (in thousands):

Year Ending December 31,
2003	$270,142
2004	195,086
2005	244,722
2006	565,794
2007	1,147,512
Thereafter	1,041,423

Total	$3,464,679

The holders of the Company’s convertible notes have the right to require the Company to repurchase their notes on specified dates prior to their maturity dates in 2009 and 2010, but we may pay the purchase price by issuing shares of Class A common stock, subject to certain conditions. Obligations with respect to the right of the holders to put the 2.25% notes, 6.25% notes and 5% notes have been included in the table above as if such notes mature at the date of their put rights in 2003, 2006 and 2007, respectively.

8.    DERIVATIVE FINANCIAL INSTRUMENTS

Under the terms of the Company’s Credit Facilities, the Company is required to enter into interest rate protection agreements on at least 50% of its variable rate debt. Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. Such exposure is limited to the current value of the contract at the time the counterparty fails to perform. The Company believes its contracts as of December 31, 2002 are with credit worthy institutions. As of December 31, 2002, the Company had interest rate protection agreements outstanding as follows (in thousands):

Derivative	Notional Amount	Interest Range	Term	Fair Value
Interest rate swaps	$400,000	4.09%-7.00%	Expiring 2003	$(10,383)
Interest rate collars	$232,500	4.00%-9.00%	Expiring 2003	(5,307)
Interest rate caps	$500,000	5.00%	Expiring 2004	150

Total				$(15,540)

As of December 31, 2002 and 2001, liabilities related to derivative financial instruments of $15.5 million and $35.2 million, respectively, are reflected in other long-term liabilities in the accompanying consolidated balance sheet.

During the year ended December 31, 2002, the Company recorded an unrealized loss of approximately  $9.1 million (net of a tax benefit of approximately $4.9 million) in other comprehensive loss for the change in fair value of cash flow hedges and reclassified $19.5 million (net of a tax benefit of approximately $10.5 million) into results of operations. During the year ended December 31, 2001, the Company recorded an unrealized loss, excluding the charge for the cumulative effect of adopting SFAS No. 133, of approximately $17.5 million (net of a tax benefit of approximately $9.4 million) in other comprehensive loss for the change in fair value of cash flow hedges and reclassified $9.4 million (net of a tax benefit of approximately $5.1 million) into results of operations. Hedge ineffectiveness resulted in a gain of approximately $1.0 million and a loss of approximately $2.2 million

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the years ended December 31, 2002 and 2001, respectively, and is recorded in loss on investments and other expense in the accompanying consolidated statements of operations. The Company records the changes in fair value of its derivative instruments that are not accounted for as hedges in loss on investments and other expense. The Company estimates that approximately $5.6 million of derivative losses (net of tax benefit) included in other comprehensive loss will be reclassified into the statement of operations within the next twelve months.

9.    COMMITMENTS AND CONTINGENCIES

Lease Obligations—The Company leases certain land, office and tower space under operating leases that expire over various terms. Many of the leases contain renewal options with specified increases in lease payments upon exercise of the renewal option. Escalation clauses present in operating leases, excluding those tied to CPI, are straight-lined over the term of the lease.

Future minimum rental payments under non-cancelable operating leases in effect at December 31, 2002 are as follows (in thousands):

Year Ending December 31,
2003	$81,487
2004	72,091
2005	61,875
2006	52,159
2007	46,214
Thereafter	445,976

Total	$759,802

Aggregate rent expense in loss from continuing operations under operating leases for the years ended  December 31, 2002, 2001 and 2000 approximated $97,457,000, $86,854,000 and $56,298,000, respectively.

Future minimum payments under capital leases (see note 7) in effect at December 31, 2002 are as follows (in thousands):

Year Ending December 31,
2003	$5,990
2004	5,792
2005	4,195
2006	3,404
2007	3,274
Thereafter	223,088

Total minimum lease payments	245,743
Less amounts representing interest	(198,523)

Present value of capital lease obligations	$47,220

Commitments under operating and capital leases associated with discontinued operations have been excluded from the above tables. Minimum rental commitments under non-cancelable operating leases associated with discontinued operations held for sale at December 31, 2002 are: 2003–$69,908,000, 2004–$49,567,000, 2005–$31,247,000, 2006–$20,261,000, 2007–$8,392,000 and thereafter–$10,111,000. At December 31, 2002, the present value of capital lease obligations associated with discontinued operations was $116.9 million and is included in liabilities held for sale in the accompanying December 31, 2002 consolidated balance sheet.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer Leases—The Company’s lease agreements with its customers vary depending upon the industry. Television and radio broadcasters prefer long-term leases, while wireless communications providers favor leases in the range of five to ten years. Most leases contain renewal options. Escalation clauses present in operating leases, excluding those tied to CPI, are straight-lined over the term of the lease.

Future minimum rental receipts expected from customers under noncancelable operating lease agreements in effect at December 31, 2002 are as follows (in thousands):

Year Ending December 31,
2003	$459,188
2004	439,959
2005	409,670
2006	363,010
2007	303,085
Thereafter	1,102,597

Total	$3,077,509

Acquisition Commitments—As of December 31, 2002, the Company was party to an agreement relating to the acquisition of tower assets from a third party for an estimated aggregate purchase price of approximately $74.0 million. The Company may pursue the acquisitions of other properties and businesses in new and existing locations, although there are no definitive material agreements with respect thereto.

Build-to-Suit Agreements—As of December 31, 2002, the Company was party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. Under the terms of the agreements, the Company is obligated to construct up to 1,000 towers over a five year period which includes 650 towers in Mexico and 350 towers in Brazil over the next three years. The Company is in the process of renegotiating several of these agreements to reduce its overall commitment; however, there can be no assurance that it will be successful in doing so.

ATC Separation—The Company was a wholly owned subsidiary of American Radio Systems Corporation (American Radio) until consummation of the spin-off of the Company from American Radio on June 4, 1998 (the ATC Separation). On June 4, 1998, the merger of American Radio and a subsidiary of CBS Corporation (CBS) was consummated. As a result of the merger, all of the outstanding shares of the Company’s common stock owned by American Radio were distributed or reserved for distribution to American Radio stockholders, and the Company ceased to be a subsidiary of, or to be otherwise affiliated with, American Radio. Furthermore, from that day forward the Company began operating as an independent publicly traded company.

In connection with the ATC Separation, the Company agreed to reimburse CBS for any tax liabilities incurred by American Radio as a result of the transaction. Upon completion of the final American Radio tax returns, the amount of these tax liabilities was determined and paid by the Company. The Company continues to be obligated under a tax indemnification agreement with CBS, however, until June 30, 2003, subject to the extension of federal and applicable state statutes of limitations.

The Company is currently aware that the Internal Revenue Service (IRS) is in the process of auditing certain tax returns filed by CBS and its predecessors, including those that relate to American Radio and the ATC Separation transaction. In the event that the IRS imposes additional tax liabilities on American Radio relating to the ATC Separation, the Company would be obligated to reimburse CBS for such liabilities. The Company cannot currently anticipate or estimate the potential additional tax liabilities, if any, that may be imposed by the IRS, however, such amounts could be material to the Company’s consolidated financial position and results of operations. The Company is not aware of any material obligations relating to this tax indemnity as of December 31, 2002. Accordingly, no amounts have been provided for in the consolidated financial statements relating to this indemnification.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company’s consolidated financial position, the results of its operations or liquidity.

10.    RELATED PARTY TRANSACTIONS

JP Morgan Chase Bank (Chase) is a lender under the Company’s credit facilities and had participation percentages ranging from 1.68% to 6.67% during 2002, 2001 and 2000. Chase is an affiliate of J.P. Morgan Partners, LLC (JPMP), which indirectly controls J.P. Morgan Partners (BHCA), L.P. (JPLP) and J.P. Morgan Partners (23ASBIC), LLC (JPSBIC), stockholders of the Company. A director of the Company is an Executive Partner of JPMP. At December 31, 2002, 2001 and 2000, the aggregate principal amount outstanding under the credit facilities was approximately $1.5 billion, $1.4 billion and $1.4 billion, respectively. Chase’s participation in the credit facilities at December 31, 2002 was 2.22%. Chase’s approximate share of interest and fees paid by the Company pursuant to its various credit arrangements was approximately $0.9 million, $1.5 million and  $3.2 million in 2002, 2001 and 2000, respectively.

In March 2001, the Company purchased 78,432 shares of Class B Common Stock, par value $0.01 per share, of America Connect, Inc., a Delaware corporation, from JPSBIC for 100,000 shares of the Company’s Class A common stock.

During 2002, 2001 and 2000, the Company made demand loans to five executive officers. As of December 31, 2002, all amounts have been repaid with the exception of $0.2 million outstanding from two executive officers and a $0.7 million note outstanding from a former employee and executive officer (which has repayment terms under the former executive’s severance agreement). As of December 31, 2001 and 2000, amounts outstanding under the loans approximated $1.0 million.

In October 2001, the Company consummated the sale of 8.7% of its Mexican subsidiary, ATC Mexico Holding Corp. (ATC Mexico Holding), to J. Michael Gearon, Jr., an executive officer and director, for $8.4 million.  Mr. Gearon paid $1.7 million in cash and delivered a 7% secured note due 2010 in the principal amount of  $6.7 million. The note, which accrues interest and is payable quarterly, is secured by certain shares of the Company’s Class A common stock owned by Mr. Gearon and his interest in ATC Mexico Holding. The purchase price represented the fair market value of an 8.7% interest in ATC Mexico Holding on the date of the sale as determined with the assistance of an independent appraiser. Mr. Gearon may require the Company to purchase his interest in ATC Mexico Holding, for its then fair market value, any time after the soonest to occur of July 1, 2004, a change in control (as defined in the stockholder agreement relating to Mr. Gearon’s investment) of the Company or ATC Mexico Holding, or Mr. Gearon’s death or disability. The Company has the right to purchase Mr. Gearon’s interest in ATC Mexico Holding for its then fair market value after the soonest to occur of July 1, 2005, Mr. Gearon’s death or disability or on either a Gearon Termination Event or a Forfeiture Event (each as defined in a stockholder agreement). Interest income (paid quarterly) on the 7% secured note approximated $470,000 and $104,000 for the years ended December 31, 2002 and 2001, respectively.

In January 2003, as a result of the occurrence of a change in control (as defined in the stockholder agreement), Mr. Gearon’s right to require the Company to purchase his interest in ATC Mexico Holding for its fair market value was accelerated and is currently exercisable.

During the years ended December 31, 2002, 2001 and 2000, the Company retained several wholly-owned subsidiaries of Nordblom Co. Inc. to provide various real estate services in connection with its acquisition, financing, ownership and leasing of several properties. Services rendered by those companies included advice in connection with the acquisition and arranging mortgage financing of the Company’s corporate headquarters building in Boston (which was sold in December 2002) and two other office buildings in which it has regional

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offices; the management of those buildings; and the leasing of certain of them. The Company paid the Nordblom companies, including Nordic Properties, an affiliate of Nordblom, an aggregate of $574,000, $772,000 and $474,000 in 2002, 2001 and 2000, respectively. Two brothers and the father of the Company’s Chairman and Chief Executive Officer’s (Mr. Dodge) wife own the controlling interest of Nordblom Co. Inc. and Nordic Properties. Mr. Dodge’s wife has no interest in Nordblom Co. Inc. or Nordic Properties and Mr. Dodge was not involved in the negotiation of any of the arrangements. The Company believes that all of the arrangements with the Nordblom companies are on terms and conditions that are customary in the industry and at least as favorable to it as could be obtained from an unrelated real estate management company.

In December 2002, in connection with a potential financing transaction between the Company and SPO Partners II, LP (SPO), the Company entered into a letter agreement with SPO, which at the time was a holder of more than 5% of its Class A common stock. The agreement provided for a $2.0 million break-up fee (plus expenses) payable to SPO in the event that the Company consummated an alternative financing transaction. As a result of the discount notes offering described in note 19, the Company expects to pay this $2.0 million break-up fee and reimburse certain expenses to SPO in the first quarter of 2003.

11.    RESTRUCTURING

In November 2001, the Company announced a restructuring of the organization and implemented an initiative to consolidate operations in each of its business segments. During the year ended December 31, 2001, the Company incurred employee separation costs associated with the termination of approximately 525 employees (primarily tower development and administrative employees) and facility closing costs associated with the shut-down of approximately 20 field office locations aggregating $5.2 million. As a result of these continuing initiatives, in 2002, the Company incurred employee separation costs associated with the termination of approximately 460 employees (primarily development and administration) as well as costs associated with the termination of lease obligations and other incremental facility closing costs aggregating $10.6 million. These costs are reflected as restructuring expense in the accompanying 2002 and 2001 consolidated statements of operations.

The following table displays activity with respect to the accrued restructuring liability related to continuing operations for the years ended December 31, 2001 and 2002 (in thousands). The accrued restructuring liability related to continuing operations is reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2001 and 2002.

	2001	2001	Liability as of	2002	2002	Liability as of
	Restructuring Expense	Cash Payments	December 31, 2001	Restructuring Expense	Cash Payments	December 31, 2002
Restructuring costs
Employee separations	$2,482	$(1,945)	$537	$6,501	$(5,399)	$1,639
Lease terminations and other facility closing costs	2,754	(445)	2,309	4,137	(4,453)	1,993

Total	$5,236	$(2,390)	$2,846	$10,638	$(9,852)	$3,632

Additionally, in connection with businesses reported as discontinued operations in 2002, the Company incurred employee separation costs associated with the termination of approximately 150 employees (primarily operational and administrative) as well as costs associated with the termination of lease obligations and other incremental facility closing costs aggregating $12.4 million. In addition, in 2001, the Company incurred

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.4 million of employee separation costs and facility closing costs related to businesses reported as discontinued operations. These costs are included within loss from discontinued operations, net in the accompanying consolidated statement of operations for the years ended December 31, 2002 and 2001, respectively. The accrued restructuring liability of $6.7 million related to discontinued operations is reflected in liabilities held for sale in the accompanying December 31, 2002 consolidated balance sheet.

There were no material changes in estimates related to the accrued restructuring liabilities during the years ended December 31, 2001 or 2002. The Company expects to pay the balance of the employee separation liabilities related to continuing operations in the first quarter of 2003. Additionally, the Company is in the process of negotiating certain lease terminations associated with both continuing and discontinued operations. As of December 31, 2002, the Company has completed its restructuring initiatives to consolidate operations and does not anticipate future charges associated with this restructuring.

12.    INCOME TAXES

The income tax benefit (provision) from continuing operations was comprised of the following for the years ended December 31, (in thousands):

	2002	2001	2000
Current:
Foreign	$(3,147)	$(3,624)	$(1,220)
Deferred:
Federal	117,929	138,142	74,029
State	15,435	18,081	9,338
Foreign	(2,170)	(4,475)
Less:
Benefit from disposition of stock options recorded to additional paid-in capital		(1,001)	(10,263)
Valuation allowance	(63,413)	(47,248)	(5,987)

Income tax benefit	$64,634	$99,875	$65,897

A reconciliation between the U.S. statutory rate from continuing operations and the effective rate was as follows for the years ended December 31,

	2002	2001	2000
Statutory tax rate	35%	35%	35%
State taxes, net of federal benefit	5	4	4
Non-deductible intangible amortization and note conversion expense		(6)	(10)
Foreign taxes	(4)	(2)	1
Other (primarily valuation allowance)	(19)	(11)	(4)

Effective tax rate	17%	20%	26%

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax asset and related valuation allowance are as follows (in thousands):

	2002	2001
Current assets:
Allowances, accruals and other items not currently deductible	$13,111	$24,136

Long-term items:
Assets:
Basis step-up from corporate restructuring	97,219	108,030
Net operating loss carryforwards	447,682	328,085
Items not currently deductible and other	78,949	33,280
Liabilities:
Depreciation and amortization	(97,038)	(159,906)
Other	(24,741)	(8,008)

Subtotal	$502,071	$301,481
Less: Valuation allowance	(118,640)	(56,266)

Net long-term deferred tax assets	$383,431	$245,215

Basis step-up from corporate restructuring represents the tax effects of increasing the basis for tax purposes of certain of the Company’s assets in conjunction with its spin-off from American Radio.

At December 31, 2002, the Company had net federal and state operating loss carryforwards available to reduce future taxable income of approximately $1.1 billion and $1.3 billion, respectively. If not utilized, the Company’s net operating loss carryforwards expire as follows (in thousands):

Years ended December 31,	Federal	State
2003 to 2007		$528,098
2008 to 2012	$13,685	61,766
2013 to 2017		123,618
2018 to 2022	1,092,493	572,287

Total	$1,106,178	$1,285,769

SFAS No. 109, “Accounting for Income Taxes,” requires that companies record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” During the year ended December 31, 2002, the Company recorded a valuation allowance of $27.5 million in connection with a plan to implement a tax planning strategy to accelerate the utilization of certain federal net operating losses. The valuation allowance represents the estimate net tax benefit and costs in connection with implementing this strategy. At December 31, 2002, the Company has provided a valuation allowance of approximately $118.6 million, primarily related to state net operating loss carryforwards, capital loss carryforwards and the lost tax benefit and costs associated with implementing our tax planning strategy. The Company has not provided a valuation allowance for the remaining net deferred tax assets, primarily its federal net operating loss carryforwards, as management believes the Company will have sufficient time to realize these assets during the twenty-year carryforward period.

The Company intends to recover a portion of its deferred tax asset from its tax planning strategy to accelerate the utilization of certain federal net operating losses. The recoverability of its remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on its current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of its assets being fully depreciated during the first fifteen years of the carryforward

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period and debt repayments reducing interest expense. Accordingly, the recoverability of the net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on its current outlook of future taxable income during the carryforward period, management believes that the net deferred tax asset will be realized. The realization of the Company’s deferred tax assets will be dependent upon its ability to generate approximately $800.0 million in taxable income from January 1, 2003 to December 31, 2022. If the Company is unable to generate sufficient taxable income in the future, or implement its tax planning strategy, it will be required to reduce its net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

13.    STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2002 the Company was authorized to issue up to 20.0 million shares of $.01 par value preferred stock. As of December 31, 2002 and 2001 there were no preferred shares issued or outstanding.

Common Stock

As of December 31, 2002 the Company was authorized to issue up to 500.0 million shares of its $.01 par value per share Class A common stock, 50.0 million shares of its $.01 par value per share Class B common stock and 10.0 million shares of its $.01 par value per share Class C common stock. The Class A and B common stockholders are entitled to one and ten votes per share, respectively. The Class C common stock is non-voting. In addition, holders of Class B and C common stock may exchange their shares on a one-to-one basis for shares of Class A common stock. During the years ended December 31, 2002, 2001 and 2000, holders of Class B and Class C common stock exchanged 84,699, 93,236 and 613,286 of their shares, respectively, for shares of Class A common stock.

Warrants

As of December 31, 2002, the Company had warrants outstanding to purchase approximately 2.7 million shares of its Class A common stock at an exercise price of $22.00 per share. These vested warrants expire through 2005. (See note 14).

Principal Equity Transactions

The following is a summary of the Company’s principal equity transactions during the years ended  December 31, 2001 and 2000. There were no principal equity transactions during the year ended December 31, 2002.

2001

In January 2001, the Company completed a public offering of 10,000,000 shares of its Class A common stock, at $36.50 per share. The Company’s net proceeds of the offering (after deduction of the offering expenses) were approximately $360.8 million. The Company used the proceeds to finance acquisitions and the construction of towers, as well as for general working capital purposes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000

In June 2000, the Company completed a public offering of 12,500,000 shares of its Class A common stock at $41.125 per share. The Company’s net proceeds of the offering (after deduction of the offering expenses) were approximately $513.9 million. The Company used the proceeds to reduce borrowings under the Credit Facilities and to finance acquisitions and the construction of towers, as well as for general working capital purposes.

Stock Issued for Acquisitions—See note 14 of the consolidated financial statements for issuances of warrants, options and common stock in connection with the Company’s acquisitions.

Stock Option Plans—The Company maintains a stock option plan for directors, officers and employees (the Plan), which provides for non qualified and incentive stock options. Exercise prices in the case of incentive stock options are not less than the fair market value of the underlying common stock on the date of grant. Exercise prices in the case of non-qualified stock options are set at the discretion of the Company’s Board of Directors (which to date has not been less than the fair market value on the date of grant).

The option pool under the Plan consists of an aggregate of 27,000,000 shares of common stock. In addition to the shares authorized under the Plan, options to purchase approximately 2,042,000 shares of common stock were outstanding as of December 31, 2002 outside of the Plan. Options outside the Plan are the result of the exchange of certain American Radio options that occurred pursuant to the ATC Separation and the assumption of certain options that occurred pursuant to certain mergers.

Option grants generally vest ratably over various periods, generally three to five years, commencing one year from the date of grant. Option grants generally expire ten years from the date of grant.

The following table summarizes the Company’s option activity for the periods presented:

	Options	Weighted Average Exercise Price	Options Exercisable
Outstanding as of January 1, 2000	16,717,242	$16.23	4,132,562

Granted	7,092,350	32.77
Exercised	(1,583,950)	15.45
Cancelled	(627,503)	27.72

Outstanding as of December 31, 2000	21,598,139	21.35	5,781,018

Granted	2,482,100	14.66
Exercised	(217,658)	14.20
Cancelled	(5,914,028)	29.72

Outstanding as of December 31, 2001	17,948,553	17.77	8,620,691

Granted	8,835,624	3.08
Cancelled	(4,669,201)	18.13

Outstanding as of December 31, 2002	22,114,976	$11.60	10,190,819

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth information regarding options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable
Outstanding Number of Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
25,000	$0.75—$0.75	$0.75	9.81
2,457,300	1.07—1.55	1.51	9.86
1,994,603	1.62—3.04	2.83	6.99	852,303	$2.61
2,212,600	3.08—3.15	3.15	9.43
2,770,763	3.18—5.91	4.41	7.88	619,432	4.31
1,307,481	5.98—8.77	7.12	6.29	825,906	7.76
3,060,190	9.09—10.00	9.88	4.87	2,520,890	9.85
3,415,244	10.83—21.13	17.56	6.07	2,336,910	17.76
3,038,771	21.20—23.81	23.43	6.43	2,099,716	23.47
1,833,024	24.25—48.88	31.18	7.69	935,662	31.03

22,114,976	$ 0.75—$48.88	$11.60	7.17	10,190,819	$15.30

Pro Forma Disclosure—As described in note 1, the Company uses APB No. 25 to account for equity grants and awards to employees. Accordingly, there is no compensation expense related to option grants reflected in the accompanying consolidated financial statements. The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, and has presented such disclosure in note 1. The “fair value” of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the Company’s options granted during 2002, 2001 and 2000 were $2.23, $9.04 and $18.19 per share, respectively. Key assumptions used to apply this pricing model are as follows:

	2002	2001	2000
Approximate risk-free interest rate (the Company, ATC Mexico and ATC Teleports plans)	4.53%	4.97%	5.95%
Expected life of option grants (all plans)	5 years	5 years	5 years
Expected volatility of underlying stock (the Company plan)	92.3%	77.9%	68.0%
Expected volatility of underlying stock (ATC Mexico and ATC Teleports plans)	N/A	N/A	N/A
Expected dividends (the Company, ATC Mexico and ATC Teleports plans)	N/A	N/A	N/A

Voluntary Option Exchange—As a result of a voluntary option exchange program, the Company accepted for surrender and cancelled options to purchase 3,471,211 shares of its Class A common stock on October 26, 2001 and issued 2,027,612 options in May 2002 to eligible employees with an exercise price equal to the fair market value of the Class A common stock on the date of grant of $3.84 per share. The program, which was offered to both full and part-time employees, excluding most of the Company’s executive officers, called for the grant (at least six months and one day from the surrender date to employees still employed on that date) of new options exercisable for two shares of Class A common stock for every three shares of Class A common stock issuable upon exercise of a surrendered option. No options were granted to any employees who participated in the exchange offer between the cancellation date and the new grant date.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ATC Teleports Stock Option Plan—During 1999, Verestar’s Board of Directors approved the formation of the ATC Teleports Stock Option Plan (ATC Teleports Plan) that provided for the issuance of options to officers, employees, directors and consultants of Verestar. As approved in 1999, the ATC Teleports Plan limited the number of shares of common stock which could be granted to an aggregate of 1,000,000 shares. Provisions of the original ATC Teleports Plan specified that options granted would vest at the discretion of Verestar’s Board of Directors and expire ten years from the date of grant.

During 2000, Verestar granted 809,400 options to purchase shares of Verestar common stock to officers, directors and employees under the ATC Teleports Plan. Such options were issued at one time with an exercise price of $7.75 per share. The exercise price per share was at fair market value based on an independent appraisal performed at the Company’s request. The fair value of ATC Teleports Plan options granted during 2000 were $1.97 per share as determined by using the Black-Scholes option pricing model. During 2002 and 2001, no options were granted and 142,000 and 340,800 options were terminated under the ATC Teleports Plan. In addition, no options under the ATC Teleports Plan were exercised during 2002, 2001 or 2000, and 150,520 of the 486,600 options outstanding as of December 31, 2001 were exercisable. No options were exercisable as of December 31, 2000.

On November 1, 2002, Verestar’s Board of Directors approved a resolution that called for a reverse split of all Verestar’s issued and outstanding common stock at the rate of 5,000 to one. This resolution further stated that all options issued by Verestar that were outstanding as of November 1, 2002 should be accordingly reduced and that the exercise price per share should be increased to give effect to the reverse split. As a result, the new exercise price per share for the outstanding options under the ATC Teleports Plan became $38,750. As of December 31, 2002, 65 options were outstanding under the ATC Teleports Plan, of which 13 were exercisable.

ATC Mexico Stock Option Plan—During 2001, ATC Mexico Holding’s Board of Directors approved the formation of the ATC Mexico Stock Option Plan (ATC Mexico Plan) that provides for the issuance of options to officers, employees, directors and consultants of ATC Mexico. The ATC Mexico Plan limits the number of shares of common stock which may be granted to an aggregate of 360 shares, subject to adjustment based on changes in ATC Mexico’s capital structure. During 2002, ATC Mexico granted 330 options to purchase shares of ATC Mexico common stock to officers and employees. Such options were issued at one time with an exercise price of $10,000 per share. The exercise price per share was at fair market value based on an independent appraisal performed at the Company’s request. The fair value of ATC Mexico Plan options granted during 2002 were $3,611 per share as determined by using the Black-Scholes option pricing model. Options granted vest upon the earlier to occur of (a) the exercise by or on behalf of J. Michael Gearon, Jr. of his right to sell his interest in ATC Mexico Holding to the Company, (b) the exercise by the Company of its right to acquire Mr. Gearon’s interest in ATC Mexico Holding, or (c) a change of control of the Company (as defined in the ATC Mexico Plan), and expire ten years from the date of grant. (See note 10). No options under the ATC Mexico Plan were exercised or cancelled in 2002 and no options were exercisable as of December 31, 2002.

Employee Stock Purchase Plan—During 2000, the Company established an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each offering period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period and may not purchase more than $25,000 worth of stock in a calendar year (based on market values at the beginning of each offering period). During 2002, 2001 and 2000, employees purchased 396,295, 231,257 and 33,794 shares, respectively, at weighted average prices per share of $3.24, $11.90 and $25.61, respectively. At December 31, 2002, 4,338,654 shares remain reserved for future issuance under the plan.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    ACQUISITIONS

General—The acquisitions consummated during 2002, 2001 and 2000 have been accounted for under the purchase method of accounting. The purchase prices have been allocated to the net assets acquired (principally tangible and intangible assets) and the liabilities assumed based on their estimated fair values at the date of acquisition. The Company has recorded the excess of purchase price over the estimated fair value of the net assets acquired as goodwill and other intangible assets. For certain acquisitions, the consolidated financial statements reflect preliminary allocations of purchase price, as appraisals of the net assets acquired have not been finalized. The Company does not expect any changes in depreciation and amortization from the finalization of these appraisals to be material to its consolidated results of operations.

During the years ended December 31, 2002, 2001 and 2000, the Company primarily acquired its tower assets from third parties in one of three ways:

–	the purchase of assets,

–	the purchase of a business; or

–	a capital lease.

The structure of the transaction affects the way the Company allocates purchase price within the consolidated financial statements. Specifically, in the case of an asset purchase, the Company allocates a portion of the purchase price to property and equipment for the appraised value of the tower (replacement cost), intangible assets for existing customer base and any other identifiable intangibles (if applicable). Any remaining purchase price is then recorded within intangible assets as a “network/location intangible.”

In the case of tower assets acquired through the purchase of a business, the allocation is similar to the above except that the remaining purchase price after valuing all assets (including towers and identifiable intangibles) and liabilities is recorded in accordance with SFAS No. 141, “Business Combinations,” as goodwill. For tower assets acquired through capital lease, which as of December 31, 2002, represented only the ALLTEL transaction (as discussed below), the entire asset value is recorded as a capital lease and is reflected in property and equipment in the accompanying consolidated financial statements.

Property and equipment, network/location intangibles and assets held under capital lease related to tower acquisitions are all amortized over a fifteen-year period.

2002 Acquisitions—During the year ended December 31, 2002, the Company’s acquisitions were limited to transactions involving the acquisition of various communications sites for an aggregate purchase price of approximately $55.7 million in cash. The principal transaction was as follows:

NII transaction—In December 2002, the Company entered into an agreement to acquire up to 540 communications sites from NII Holdings, Inc. (NII), predominantly in Mexico. The NII transaction is expected to occur through several closings for a total purchase price of $100.0 million in cash. In December 2002, the first of these closings occurred, through which the Company acquired 140 towers for approximately $26.2 million in cash.

2001 Acquisitions—During the year ended December 31, 2001, the Company consummated more than 30 transactions involving the acquisition of various communications sites and related businesses and satellite and fiber network access services assets for a purchase price of approximately of $ 827.2 million. This purchase price includes approximately $809.6 million in cash, the issuance of approximately 0.4 million shares of Class A

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock valued at approximately $8.5 million and the assumption of certain liabilities. Total purchase price allocated to goodwill was approximately $30.7 million. The principal transaction was as follows:

ALLTEL transaction—In December 2000, the Company entered into an agreement to acquire the rights from ALLTEL to up to 2,193 communications towers through a fifteen-year sublease agreement. Under the agreement, the Company subleased these towers for cash consideration of up to $657.9 million. The Company has the option under the agreement to purchase the towers at the end of the fifteen-year term. The purchase price per tower will be $27,500 plus interest accrued at 3% per annum or 769 shares of the Company’s Class A common stock at ALLTEL’s option.

As of December 31, 2001, the Company subleased 1,748 towers and paid ALLTEL approximately $524.4 million in cash. In the first quarter of 2002, the Company closed on an additional 28 towers and paid ALLTEL approximately $8.4 million in cash. The Company will not close on the remaining 417 towers under the sublease agreement, as permitted by the agreement. The Company has accounted for the ALLTEL transaction as a capital lease.

2000 Acquisitions—During the year ended December 31, 2000, the Company consummated more than 60 transactions involving the acquisition of various communications sites and related businesses and several satellite and fiber network access services businesses for a purchase price of approximately of $1.8 billion. This purchase price includes approximately $1.4 billion in cash, the issuance of approximately 4.5 million shares of Class A common stock and options valued at approximately $164.0 million, warrants to purchase approximately  2.7 million shares of Class A common stock valued at $64.7 million and the assumption of $59.2 million of debt. Total purchase price allocated to goodwill was approximately $426.8 million. The principal transactions were as follows:

AirTouch transaction—In August 1999, the Company agreed to lease on a long-term basis (99 years) up to 2,100 towers located throughout the United States from AirTouch Communications, Inc. (now part of Verizon Wireless Inc.) (AirTouch). The Company’s cumulative lease payments, based on 2,100 towers, aggregate $800.0 million in cash payable in part upon each closing and the issuance of five-year warrants to purchase up to 3.0 million shares of Class A common stock at $22.00 per share. At various closings in 2000, the Company leased 1,801 towers, paid AirTouch approximately $686.1 million in cash and issued warrants to purchase approximately 2.7 million shares of its Class A common stock. In 2001, the Company leased 61 towers and paid AirTouch approximately $23.3 million in cash. The Company did not close on the balance of the towers included in the initial agreement. The Company has accounted for the AirTouch transaction as a purchase of assets.

AT&T transaction—In September 1999, the Company agreed to purchase up to 1,942 towers from AT&T. These towers are located throughout the United States and were constructed by AT&T for its microwave operations. The purchase price was $260.0 million in cash, subject to adjustment if all towers were not purchased. At various closings in 2000, the Company acquired 1,929 towers and paid AT&T $258.1 million. In 2001, the Company acquired two towers and paid AT&T approximately $0.1 million. The Company did not close on the balance of the towers included in the agreement.

During 2000, the Company had recorded a liability of approximately $2.0 million related primarily to contractual obligations assumed in its acquisition of towers from AT&T. During the years ended December 31, 2001 and 2000, the Company recorded charges of approximately $0.6 million and $0.8 million, respectively, against this liability. The Company reversed the remaining $0.6 million against other intangible assets as of December 31, 2001.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNISite merger—In January 2000, the Company consummated its merger with UNISite, Inc. (UNISite). The purchase price was approximately $196.4 million, which included payment of $147.7 million in cash and the assumption of $48.7 million of debt. In February 2000, the Company repaid the debt assumed in connection with the UNISite transaction. (See note 7).

Discontinued Operations—During the year ended December 31, 2000, the Company consummated four transactions involving the acquisition of satellite and fiber network access services businesses for a purchase price of approximately $196.9 million. This purchase price includes approximately $97.9 million in cash and the issuance of approximately 2.6 million shares of Class A common stock and vested options to purchase 0.4 million shares of Class A common stock valued in aggregate at approximately $99.0 million.

In connection with one of these acquisitions, the Company recorded a liability of approximately $7.4 million related to contractual obligations assumed. During the years ended December 31, 2002 and 2001, the Company recorded charges against this liability of approximately $0.9 million and $0.8 million, respectively. In 2001, as a result of finalizing its purchase price allocation, the Company reversed approximately $3.8 million related to this liability against goodwill. In 2002, the Company reversed approximately $1.6 million related to this liability to loss from discontinued operations, net, in the accompanying consolidated statement of operations.The remaining balance related to this liability of $0.3 million as of December 31, 2002 is included in liabilities held for sale in the accompanying consolidated balance sheet.

Unaudited Pro Forma Operating Results—The unaudited pro forma results of operations for the years ended December 31, 2002 and 2001 are not presented due to the insignificant impact of the 2002 acquisitions (described above) on the Company’s consolidated results of operations.

15.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and non-cash investing and financing activities are as follows (in thousands):

	2002	2001	2000
Supplemental cash flow information:
Cash paid during the period for interest (including amounts capitalized)	$251,705	$243,856	$140,251
Cash paid during the period for income taxes (net of refunds)	1,640	3,349	4,335
Non-cash investing and and financing activities:
Issuance of common stock, options and warrants and assumption of options for acquisitions	1,208	8,458	227,507
Treasury stock			2,812
Conversion of convertible notes (excluding note conversion expense)		60,107	136,399
Capital leases	453	47,426	77,427
Note receivable from sale of 8.7% of Mexican subsidiary		6,720
Notes receivable and investments	16,581
Issuance of common stock for equity investment		2,464
(Decrease) increase in fair value of cash flow hedges (net of a tax provision of $5,594 and a tax benefit of $8,590, respectively)	(10,389)	15,953

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    BUSINESS SEGMENTS

As of December 31, 2002, the Company operates in two business segments: rental and management (RM) and network development services (Services). The RM segment provides for the leasing and subleasing of antennae sites on multi-tenant towers and other properties for a diverse range of customers primarily in the wireless communication and broadcast industries. The Services segment offers a broad range of services, including antenna and line installation, maintenance, construction, site acquisition, zoning, radio frequency engineering, network design, tower monitoring and steel fabrication.

The accounting policies applied in compiling segment information below are similar to those described in note 1. In evaluating financial performance, management focuses on operating profit (loss), excluding depreciation and amortization, corporate general and administrative expense, restructuring expense, development expense and impairments and net loss on sale of long-lived assets. This measure of operating profit (loss) is also before interest income, interest expense, loss on investments and other expense, loss on term loan cancellation, note conversion expense, minority interest in net earnings of subsidiaries, income taxes, discontinued operations, extraordinary losses and cumulative effect of change in accounting principle. For reporting purposes the RM segment includes interest income, TV Azteca, net.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments as of and for the years ended December 31, 2002, 2001 and 2000 is shown in the following tables. The “Other expenses” disclosure below represents amounts excluded from specific segments, such as depreciation and amortization, corporate and general administrative expense, restructuring expense, development expense, impairments and net loss on sale of long-lived assets, interest income, interest expense, loss on investments and other expense, loss on term loan cancellation, note conversion expense and minority interest in net earnings of subsidiaries. The total operating profit (loss) represents the Company’s loss from continuing operations before income taxes.

Revenue and operating profit (loss) by operating segment is as follows:

	December 31,
	2002	2001	2000
	(In thousands)
Rental and Management:
Revenues	$548,923	$435,302	$270,298
Operating profit	334,342	237,868	146,677
Network Development Services:
Revenues	239,497	349,848	239,616
Operating profit	21,807	36,922	29,303
Other:
Other expenses	(735,552)	(764,543)	(425,954)
Continuing Operations:
Revenues	$788,420	$785,150	$509,914
Loss from continuing operations before income taxes	$(379,403)	$(489,753)	$(249,974)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information relating to the Company’s operating segments is as follows:

	Depreciation and Amortization			Capital Expenditures
	2002	2001	2000	2002	2001	2000
	(In thousands)
Rental and Management	$296,089	$300,833	$210,816	$147,883	$464,258	$483,699
Network Development Services	11,597	37,115	26,559	6,006	31,703	7,893
Other	9,190	8,072	3,836	7,061	34,383	12,686

Continuing Operations	$316,876	$346,020	$241,211	$160,950	$530,344	$504,278

Discontinued Operations				$19,547	$37,814	$37,069

					Total Assets
					2002	2001
					(In thousands)
Rental and Management					$4,552,788	$4,813,374
Network Development Services					237,894	761,347
Other					871,521	1,255,002

					$5,662,203	$6,829,723

The Other line item above includes corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts which have not been allocated to specific segments, as well as assets held for sale. In 2001, the Other line item above also includes the assets of the former satellite and fiber network access segment.

Summarized geographical information related to the Company’s operating revenues and long-lived assets as of and for the years ended December 31 is as follows (in thousands):

	2002	2001	2000
Operating Revenues:
United States	$723,423	$744,486	$503,800
International (primarily Mexico)	64,997	40,664	6,114

Total operating revenues	$788,420	$785,150	$509,914

Long-Lived Assets:
United States	$4,173,875	$5,535,918	$4,685,754
International (primarily Mexico)	306,514	259,566	116,597

Total long-lived assets	$4,480,389	$5,795,484	$4,802,351

No single customer accounted for more than 10% of consolidated operating revenues for the years ended December 31, 2002, 2001 and 2000.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    INFORMATION PRESENTED PURSUANT TO THE INDENTURE FOR THE 9 3/8% SENIOR  NOTES (UNAUDITED)

The following table sets forth information that is presented solely to address certain reporting requirements contained in the indenture for our senior notes. This information presents certain financial data of the Company on a consolidated basis and on a restricted group basis, as defined in the indenture governing the senior notes. All of the Company’s subsidiaries are part of the restricted group, except its wholly owned subsidiary Verestar. In December 2002, the Company committed to a plan to dispose of Verestar by sale within the next twelve months. As a result of that plan, the results of operations related to Verestar have been included in loss from discontinued operations, net of tax in our consolidated statements of operations and the assets and liabilities of Verestar are included in assets held for sale and liabilities held for sale, respectively, within the consolidated balance sheet as of December 31, 2002.

	Consolidated		Restricted Group
	Year Ended December 31,		Year Ended December 31,
	2002	2001	2002	2001
	(In thousands)
Statement of Operations Data:
Operating revenues	$788,420	$785,150	$788,420	$785,150

Operating expenses:
Rental and management	228,519	211,811	228,519	211,811
Network development services	217,690	312,926	217,690	312,926
Depreciation and amortization	316,876	346,020	316,876	346,020
Corporate general and administrative expense	24,349	26,478	24,349	26,478
Restructuring expense	10,638	5,236	10,638	5,236
Development expense	5,896	7,895	5,896	7,895
Impairments and net loss on sale of long-lived assets	90,734	74,260	90,734	74,260

Total operating expenses	894,702	984,626	894,702	984,626

Operating loss from continuing operations	(106,282)	(199,476)	(106,282)	(199,476)
Interest income, TV Azteca, net	13,938	14,377	13,938	14,377
Interest income	3,514	28,622	3,514	28,622
Interest expense	(255,645)	(267,825)	(255,645)	(267,825)
Loss on investments and other expense	(25,579)	(38,797)	(25,579)	(38,797)
Loss on term loan cancellation	(7,231)		(7,231)
Note conversion expense		(26,336)		(26,336)
Minority interest in net earnings of subsidiaries	(2,118)	(318)	(2,118)	(318)

Loss from continuing operations before income taxes	(379,403)	(489,753)	(379,403)	(489,753)
Income tax benefit	64,634	99,875	64,634	99,875

Loss from continuing operations before extraordinary losses and cumulative effect of change in accounting principle	(314,769)	(389,878)	(314,769)	(389,878)
Loss from discontinued operations, net of tax	(263,427)	(60,216)	(21,852)	(9,251)

Loss before extraordinary losses and cumulative effect of change in accounting principle	$(578,196)	$(450,094)	$(336,621)	$(399,129)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2002
	Consolidated	Restricted Group
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$127,292	$127,292
Assets held for sale	234,724	39,026
Property and equipment, net	2,734,885	2,734,885
Total assets	5,662,203	5,466,505
Long-term obligations, including current portion	3,464,679	3,464,679
Liabilities held for sale	165,006	2,525
Total stockholders’ equity	1,740,323	1,740,323

18.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The information presented below reflects certain businesses as discontinued operations. As a result, the quarterly data presented herein does not agree to previously issued quarterly statements. Selected quarterly financial data for the years ended December 31, 2002 and 2001 is as follows:

	Three Months Ended				Year Ended
	March 31, (1)	June 30,	September 30, (2)	December 31, (3)	December 31,
	(In thousands, except per share data)
2002:
Operating revenues	$187,751	$191,311	$201,308	$208,050	$788,420
Operating loss from continuing operations	(7,844)	(13,374)	(84,326)	(738)	(106,282)
Loss before extraordinary losses and cumulative effect of a change in accounting principle	(70,706)	(101,169)	(353,877)	(52,444)	(578,196)
Net loss	(634,389)	(101,169)	(353,877)	(52,444)	(1,141,879)
Basic and diluted loss per common share amounts:
Loss before extraordinary losses and cumulative effect of a change in accounting principle	$(0.36)	$(0.52)	$(1.80)	$(0.27)	$(2.96)
Net loss	$(3.25)	$(0.52)	$(1.80)	$(0.27)	$(5.84)

2001:
Operating revenues	$173,644	$181,185	$206,313	$224,008	$785,150
Operating loss from continuing operations	(28,832)	(27,648)	(35,436)	(107,560)	(199,476)
Net loss	(71,507)	(103,940)	(124,938)	(149,709)	(450,094)
Basic and diluted loss per common share amounts:
Net loss	$(0.38)	$(0.54)	$(0.66)	$(0.77)	$(2.35)

(1)	Effective January 1, 2002, the Company recognized a $562.6 million non-cash charge (net of a tax benefit of $14.4 million) as the cumulative effect of change in accounting principle related to the write-down of goodwill to its fair value. In accordance with SFAS No. 142, this charge is reflected in the quarter ended March 31, 2002.
(2)	During the third quarter 2002, the Company recognized a $84.6 million non-cash charge related to the write-down and sale of certain non-core towers and the write-off of construction-in-progress costs associated with approximately 800 towers that it no longer plans to build. The Company also recognized a $187.8 million non-cash charge related to the write-down of certain long-lived assets of Verestar, which is included in loss from discontinued operations, net.
(3)	During the fourth quarter 2001, the Company recognized a $62.6 million non-cash charge to write-off certain construction-in-progress costs associated with the abandonment of tower sites that the Company no longer intended to build.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    SUBSEQUENT EVENTS

12.25% Senior Subordinated Discount Notes and Warrants Offering—In January 2003, the Company issued 808,000 units, each consisting of (1) $1,000 principal amount at maturity of the 12.25% senior subordinated discount notes due 2008 of a wholly owned subsidiary of the Company (ATI Notes) and (2) a warrant to purchase 14.0953 shares of Class A common stock of the Company, for gross proceeds of $420.0 million. The gross offering proceeds were allocated between the ATI Notes ($367.4 million) and the fair value of the warrants ($52.6 million). Net proceeds from the offering aggregated approximately $397.0 million and were or will be used for the purposes described below under Amended and Restated Loan Agreement.

The ATI Notes accrue no cash interest. Instead, the accreted value of each ATI Note will increase between the date of original issuance and maturity (August 1, 2008) at a rate of 12.25% per annum. The 808,000 warrants that were issued together with the ATI Notes each represent the right to purchase 14.0953 shares of Class A common stock at $0.01 per share. The warrants are exercisable at any time on or after January 29, 2006 and will expire on August 1, 2008. As of the issuance date, the warrants represented approximately 5.5% of the Company’s outstanding common stock (assuming exercise of all warrants).

The indenture governing the ATI Notes contains covenants that, among other things, limit the ability of the issuer subsidiary and its guarantors to incur or guarantee additional indebtedness, create liens, pay dividends or make other equity distributions, enter into agreements restricting the restricted subsidiaries’ ability to pay dividends, purchase or redeem capital stock, make investments and sell assets or consolidate or merge with or into other companies. The ATI Notes rank junior in right of payment to all existing and future senior indebtedness, including all indebtedness outstanding under the credit facilities, and are structurally senior in right of payment to all existing and future indebtedness of the Company.

Amended and Restated Loan Agreement—On February 21, 2003, the Company completed an amendment to its credit facilities. The amendment provides for the following:

•	Prepayment of a Portion of Outstanding Term Loans. The Company agreed to prepay an aggregate of $200.0 million of the term loans outstanding under the credit facilities from a portion of the net proceeds of the ATI Notes offering completed in January 2003. This prepayment consisted of a $125.0 million prepayment of the term loan A and a $75.0 million prepayment of the term loan B, each to be applied to reduce future scheduled principal payments.

Giving effect to the prepayment of $200.0 million of term loans under the credit facility and the issuance of the ATI Notes as discussed above as well as the paydown of debt from net proceeds of the sale of MTN ($24.5 million in February 2003), the Company’s aggregate principal payments of long-term debt, including capital leases, for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,
2003	$268,496
2004	131,262
2005	195,082
2006	538,479
2007	1,065,437
Thereafter	1,408,783

Total	$3,607,539

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Reduction to Revolving Loan Commitments. The Company reduced its revolving credit facility by $225.0 million for a total commitment of $425.0 million.

•	Consent for Restricted Payments to Prepay or Repurchase the 2.25% Notes. The lenders under the credit facilities have agreed to permit the Company to make payments of up to $217.0 million, consisting of the balance of the net proceeds of the ATI Notes offering after prepayments of the term loans and cash on hand, to prepay or repurchase its 2.25% Notes. To the extent that the $217.0 million is not used or required to prepay or repurchase any of the 2.25% Notes, the Company may use any remaining proceeds through June 30, 2004 to prepay or repurchase any indebtedness of the Company. Pending these payments, the $217.0 million will be held in a restricted account that is pledged to the lenders and, to the extent the Company does not use the funds in the account for such payments by June 30, 2004, the Company must use the remaining funds to prepay a portion of the term loans outstanding under the credit facilities.

•	Leverage Ratio. The leverage ratio was amended to take into account the issuance of the ATI Notes and a new senior leverage ratio has been added.

•	Revolving Credit Facility Drawdowns. A provision has been added limiting future revolving credit facility drawdowns based on the Company’s cash on hand.

The primary condition for the release of the net proceeds of the ATI Notes, which have been maintained in an escrow account since the closing on the ATI Notes, has now been satisfied as a result of entering into the amendment described above. Such release will occur in the first quarter of 2003.

20.    SUBSIDIARY GUARANTEES

The Company’s payment obligations under the ATI Notes are fully and unconditionally guaranteed on joint and several bases by the Company’s parent and substantially all of the parent’s and ATI’s wholly owned domestic subsidiaries (collectively Restricted Guarantors). The ATI Notes and the subsidiary guarantees under the notes are subordinated to all indebtedness under the Company’s credit facilities.

The following condensed consolidating financial data illustrates the composition of the Company’s parent, the issuer of the ATI Notes (ATI), the combined guarantor subsidiaries under the ATI Notes and non-guarantor subsidiaries. These statements have been prepared in accordance with the rules and requirements of the Securities and Exchange Commission and the requirements contained in the ATI Notes indenture. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the guarantors. No single guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the subsidiary guarantee other than its subordination to the Company’s credit facilities described above.

Investments in subsidiaries are accounted for by the parent under the equity method for purposes of the supplemental consolidating presentation. In addition, ATI and the guarantor subsidiaries account for their subsidiaries that are not guarantors under the equity method. (Earnings) losses of subsidiaries accounted for under the equity method are therefore reflected in their parents’ investment accounts. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2002

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$107,600	$756	$18,936		$127,292
Accounts receivable, net		59,848	14,720	8,609		83,177
Prepaid expenses and other current assets	$6,026	54,245	5,346	12,332		77,949
Deferred income taxes	13,111					13,111
Assets held for sale		39,026		195,698		234,724

Total current assets	19,137	260,719	20,822	235,575		536,253

PROPERTY AND EQUIPMENT, NET		2,399,937	35,864	299,084		2,734,885
INTANGIBLE ASSETS, NET	42,877	1,617,351	20,094	65,182		1,745,504
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	3,221,521	36,635	393,036		$(3,651,192)
OTHER LONG-TERM ASSETS	394,251	142,255	101	108,954		645,561

TOTAL	$3,677,786	$4,456,897	$469,917	$708,795	$(3,651,192)	$5,662,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$210,899	$58,589		$654		$270,142
Accounts payable and accrued expenses	51,539	113,944	$9,662	12,878		188,023
Other current liabilities		38,529	8,315	279		47,123
Liabilities held for sale		2,525		162,481		165,006

Total current liabilities	262,438	213,587	17,977	176,292		670,294

LONG-TERM OBLIGATIONS	1,662,741	1,480,297		51,499		3,194,537
OTHER LONG-TERM LIABILITIES		41,379		103		41,482

Total liabilities	1,925,179	1,735,263	17,977	227,894		3,906,313

MINORITY INTEREST IN SUBSIDIARIES		225		15,342		15,567

STOCKHOLDERS’ EQUITY
Common Stock	1,958					1,958
Additional paid-in capital	3,642,019	3,729,817	414,037	911,202	$(5,055,056)	3,642,019
Accumulated (deficit) earnings	(1,887,030)	(1,002,844)	37,903	(438,923)	1,403,864	(1,887,030)
Accumulated other comprehensive loss		(5,564)				(5,564)
Note receivable				(6,720)		(6,720)
Treasury stock	(4,340)					(4,340)

Total stockholders’ equity	1,752,607	2,721,409	451,940	465,559	(3,651,192)	1,740,323

TOTAL	$3,677,786	$4,456,897	$469,917	$708,795	$(3,651,192)	$5,662,203

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$611,390	$97,557	$79,473		$788,420
Operating expenses		740,856	89,053	64,793		894,702

Operating (loss) income from continuing operations		(129,466)	8,504	14,680		(106,282)
Other income (expense):
Interest income, TV Azteca, net of interest expense				13,938		13,938
Interest income		3,376		138		3,514
Interest expense	$(149,123)	(102,407)		(4,115)		(255,645)
Other expense	(18,891)	(10,205)	(20)	(3,694)		(32,810)
Minority interest in losses (earnings) of subsidiaries		8		(2,126)		(2,118)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(1,001,560)	2,489	14,260		$984,811

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,169,574)	(236,205)	22,744	18,821	984,811	(379,403)
INCOME TAX BENEFIT (PROVISION)	27,695	39,344	(1,398)	(1,007)		64,634

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,141,879)	(196,861)	21,346	17,814	984,811	(314,769)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(26,660)		(236,767)		(263,427)
EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT, NET OF INCOME TAX BENEFIT				(1,065)		(1,065)

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,141,879)	(223,521)	21,346	(220,018)	984,811	(579,261)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT		(368,431)	(4,884)	(189,303)		(562,618)

NET (LOSS) INCOME	$(1,141,879)	$(591,952)	$16,462	$(409,321)	$984,811	$(1,141,879)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2002

(In thousands)

	Parent		ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES		$(134,540)	$188,339	$7,897	$43,453	$105,149

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities			(135,252)	(1,675)	(43,570)	(180,497)
Payments for acquisitions, net of cash acquired			(17,424)		(38,937)	(56,361)
Proceeds from sale of businesses and other long-term assets			43,253		66,100	109,353
Deposits, investments, and other long-term assets		2,000	(3,771)	2	14,017	12,248

Cash provided by (used for) investing activities		2,000	(113,194)	(1,673)	(2,390)	(115,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable and credit facilities			160,000			160,000
Repayment of notes payable, credit facilities and capital leases			(7,358)		(140,912)	(148,270)
Net proceeds from stock options and employee stock purchase plan		1,305				1,305
Deferred financing costs, restricted cash and other		94,071	(5,664)			88,407
Investments in and advances from (to) subsidiaries		37,164	(140,435)	(8,465)	111,736

Cash provided by (used for) financing activities		132,540	6,543	(8,465)	(29,176)	101,442

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS			81,688	(2,241)	11,887	91,334
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR			25,912	2,997	7,049	35,958

CASH AND CASH EQUIVALENTS, END OF YEAR	$		$107,600	$756	$18,936	$127,292

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2001

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$25,912	$2,997	$7,049		$35,958
Restricted cash	$94,071					94,071
Accounts receivable, net		110,034	22,837	49,741		182,612
Prepaid expenses and other current assets	7,104	115,587	7,808	54,931		185,430
Deferred income taxes	23,021			1,115		24,136

Total current assets	124,196	251,533	33,642	112,836		522,207

PROPERTY AND EQUIPMENT, NET		2,623,514	37,699	626,360		3,287,573
INTANGIBLE ASSETS, NET	49,590	2,120,727	21,597	315,997		2,507,911
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	4,355,653	37,881	261,795		$(4,655,329)
OTHER LONG-TERM ASSETS	280,921	111,186	103	119,822		512,032

TOTAL	$4,810,360	$5,144,841	$354,836	$1,175,015	$(4,655,329)	$6,829,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations		$3,970		$8,615		$12,585
Accounts payable and accrued expenses	$51,535	143,991	$14,695	63,810		274,031
Other current liabilities		34,408	18,136	3,554		56,098

Total current liabilities	51,535	182,369	32,831	75,979		342,714

LONG-TERM OBLIGATIONS	1,866,852	1,384,042		298,481		3,549,375
OTHER LONG-TERM LIABILITIES		48,786		5,715		54,501

Total liabilities	1,918,387	1,615,197	32,831	380,175		3,946,590

MINORITY INTEREST IN SUBSIDIARIES		233		13,704		13,937

STOCKHOLDERS’ EQUITY
Common Stock	1,954					1,954
Additional paid-in capital	3,639,510	3,956,360	300,564	817,458	$(5,074,382)	3,639,510
Accumulated (deficit) earnings	(745,151)	(410,892)	21,441	(29,602)	419,053	(745,151)
Accumulated other comprehensive loss		(16,057)				(16,057)
Note receivable				(6,720)		(6,720)
Treasury stock	(4,340)					(4,340)

Total stockholders’ equity	2,891,973	3,529,411	322,005	781,136	(4,655,329)	2,869,196

TOTAL	$4,810,360	$5,144,841	$354,836	$1,175,015	$(4,655,329)	$6,829,723

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2001

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$632,039	$98,783	$54,328		$785,150
Operating expenses		850,656	94,092	39,878		984,626

Operating (loss) income from continuing operations		(218,617)	4,691	14,450		(199,476)
Other income (expense):
Interest income, TV Azteca, net of interest expense				14,377		14,377
Interest income		28,122	132	368		28,622
Interest expense	$(143,160)	(114,911)	(6)	(9,748)		(267,825)
Other expense	(32,479)	(6,411)	(3)	96		(38,797)
Note conversion expense	(26,336)					(26,336)
Minority interest in losses (earnings) of subsidiaries		31	46	(395)		(318)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(298,869)	2,483	8,827		$287,559

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(500,844)	(309,303)	13,687	19,148	287,559	(489,753)
INCOME TAX BENEFIT (PROVISION)	50,750	57,992	(1,029)	(7,838)		99,875

(LOSS) INCOME FROM CONTINUING OPERATIONS	(450,094)	(251,311)	12,658	11,310	287,559	(389,878)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(9,503)		(50,713)		(60,216)

NET (LOSS) INCOME	$(450,094)	$(260,814)	$12,658	$(39,403)	$287,559	$(450,094)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2001

(In thousands)

	Parent		ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES		$(92,343)	$96,194	$14,378	$7,841	$26,070

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities			(450,559)	(3,759)	(113,840)	(568,158)
Payments for acquisitions, net of cash acquired			(723,394)	(24,090)	(65,298)	(812,782)
Proceeds from sale of businesses and other long-term assets			1,680			1,680
Deposits, investments, and other long-term assets		(20,130)	(18,788)	(151)	(26,974)	(66,043)

Cash used for investing activities		(20,130)	(1,191,061)	(28,000)	(206,112)	(1,445,303)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under notes payable and credit facilities			70,000		111,500	181,500
Proceeds from issuance of debt securities		1,000,000				1,000,000
Repayment of notes payable, credit facilities and capital leases			(73,986)		(7,147)	(81,133)
Net proceeds from equity offerings, stock options, and employee stock purchase plan		366,671				366,671
Deferred financing costs, restricted cash and other		(84,441)	(9,444)			(93,885)
Investments in and advances (to) from subsidiaries		(1,169,757)	1,080,429	14,293	75,035

Cash provided by financing activities		112,473	1,066,999	14,293	179,388	1,373,153

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS			(27,868)	671	(18,883)	(46,080)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR			53,780	2,326	25,932	82,038

CASH AND CASH EQUIVALENTS, END OF YEAR	$		$25,912	$2,997	$7,049	$35,958

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2000

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$450,246	$47,536	$12,132		$509,914
Operating expenses		556,644	47,071	13,500		617,215

Operating (loss) income from continuing operations		(106,398)	465	(1,368)		(107,301)
Other income (expense):
Interest income, TV Azteca, net of interest expense				12,679		12,679
Interest income		15,896		58		15,954
Interest expense	$(54,421)	(96,265)		(1,016)		(151,702)
Other expense	(2,000)	(490)	56			(2,434)
Note conversion expense	(16,968)					(16,968)
Minority interest in (earnings) losses of subsidiaries		(122)	225	(305)		(202)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(140,213)	312	8,407		$131,494

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES	(213,602)	(187,067)	9,153	10,048	131,494	(249,974)
INCOME TAX BENEFIT (PROVISION)	18,974	48,444	(192)	(1,329)		65,897

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY LOSSES	(194,628)	(138,623)	8,961	8,719	131,494	(184,077)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (PROVISION)		(8,437)		2,224		(6,213)
EXTRAORDINARY LOSSES ON EXTINGUISHMENT OF DEBT, NET OF INCOME TAX BENEFIT		(4,338)				(4,338)

NET (LOSS) INCOME	$(194,628)	$(151,398)	$8,961	$10,943	$131,494	$(194,628)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2000

(In thousands)

	Parent		ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES		$(41,649)	$(36,132)	$396	$40,211	$(37,174)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities			(424,168)	(1,765)	(115,414)	(541,347)
Payments for acquisitions, net of cash acquired			(1,212,956)	(4,701)	(150,367)	(1,368,024)
Deposits, investments, and other long-term assets		(44,984)	88,553	(372)	(133,040)	(89,843)

Cash used for investing activities		(44,984)	(1,548,571)	(6,838)	(398,821)	(1,999,214)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under notes payable and credit facilities			1,777,000			1,777,000
Proceeds from issuance of debt securities		450,000				450,000
Repayment of notes payable, credit facilities and capital leases			(583,572)		(583)	(584,155)
Net proceeds from equity offerings, stock options, and employee stock purchase plan		535,435				535,435
Deferred financing costs, restricted cash and other		(46,036)	(39,030)			(85,066)
Investments in and advances (to) from subsidiaries		(852,766)	465,730	8,592	378,444

Cash provided by financing activities		86,633	1,620,128	8,592	377,861	2,093,214

INCREASE IN CASH AND CASH EQUIVALENTS			35,425	2,150	19,251	56,826
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR			18,355	176	6,681	25,212

CASH AND CASH EQUIVALENTS, END OF YEAR	$		$53,780	$2,326	$25,932	$82,038

EXHIBIT INDEX

The exhibits below are included, either by being filed herewith or by incorporation by reference, as part of this Annual Report on Form 10-K. Exhibits are identified according to the number assigned to them in Item 601 of Regulation S-K. Documents that are incorporated by reference are identified by their Exhibit number as set forth in the filing from which they are incorporated by reference. The filings of the Registrant from which various exhibits are incorporated by reference into this Annual Report are indicated by parenthetical numbering which corresponds to the following key:

(1)	Quarterly Report Form 10-Q (File No. 001-14195) filed on August 16, 1999;

(2)	Registration Statement on Form S-3 (File No. 333-89345) filed on October 20, 1999;

(3)	Current Report on Form 8-K (File No. 001-14195) filed on February 24, 2000;

(4)	Annual Report on Form 10-K (File No. 001-14195) filed on March 29, 2000;

(5)	Annual Report on Form 10-K (File No. 001-14195) filed on April 2, 2001;

(6)	Quarterly Report on Form 10-Q (File No. 001-14195) filed August 14, 2001;

(7)	Annual Report on Form 10-K (File No. 001-14195) filed on April 1, 2002; and

(8)	Current Report on Form 8-K (File No. 001-14195) filed February 25, 2003.

Exhibit No.	Description of Document	Exhibit File No.
3.1	Restated Certificate of Incorporation, as amended, of the Company as filed with the Secretary of State of the State of Delaware on June 4, 1999	3(i) (1)

3.2	By-Laws, as amended as of February 26, 2003, of the Company	Filed herewith as Exhibit 3.2

4.1	Indenture, by and between the Company and The Bank of New York as Trustee, for the 6.25% Convertibles Notes due 2009, dated as of October 4, 1999, including form of 6.25% Note	4.1 (2)

4.2	Indenture by and between the Company and The Bank of New York as Trustee, for the 2.25% Convertibles Notes due 2009, dated as of October 4, 1999, including the form of 2.25% Note	4.2 (2)
4.3	Indenture, by and between the Company and The Bank of New York as Trustee, for the 5.0% Convertibles Notes due 2010, dated as of February 15, 2000, including form of 5.0% Note	4.1 (3)

4.4	Indenture, by and between the Company and The Bank of New York as Trustee, for the 9 3/8% Senior Notes due 2009, dated January 31, 2001, including the form of 9 3/8% Senior Note	4.9 (5)

4.5

Indenture by and between ATI (as successor by merger to American Tower Escrow Corporation) and The Bank of New York as Trustee, for the 12.25% Senior Subordinated Discount Notes due 2008, dated January 29, 2003, including the form of 12.25% Senior Subordinated Discount Note

Filed herewith as Exhibit 4.5

4.6	Warrant Agreement by and among the Company and the Bank of New York, as warrant agent named therein, dated as of January 29, 2003	Filed herewith as Exhibit 4.6

1

Exhibit No.	Description of Document	Exhibit File No.

4.7	Form of Warrant to purchase an aggregate of 11,389,012 shares of Class A Common Stock	Filed herewith as Exhibit 4.7

10.1	Amended and Restated American Tower Systems Corporation 1997 Stock Option Plan, as amended May 17, 2001	10.1 (6)*

10.2	American Tower Corporation 2000 Employee Stock Purchase Plan	10.18 (4)*

10.3	ATC Mexico Holding Corporation 2001 Stock Option Plan	Filed herewith as Exhibit 10.3*

10.4	Letter of Agreement, dated as of August 22, 2001, by and between the Company and James D. Taiclet, Jr.	Filed herewith as Exhibit 10.4 *

10.5	Amended and Restated Registration Rights Agreement, dated as of February 25, 1999, by and among the Company and each of the parties named therein	10.2 (5)

10.6

Second Amended and Restated Loan Agreement, dated as of February 21, 2003, among American Tower, L.P., American Towers, Inc., American Tower International, Inc., Towersites Monitoring, Inc., and American Tower LLC, as Borrowers and Toronto Dominion (Texas) Inc., as Administrative Agent, and the financial institutions thereto

99.1 (8)

10.7

Stockholder/Optionee Agreement, dated as of October 11, 2001, by and among ATC Mexico Holding Corp., the Company, American Tower International, Inc., J. Michael Gearon, Jr., and the Persons who from time to time execute a counterpart of the Agreement

10.28 (7)

10.8	Non-Competition and Confidentiality Agreement, dated as of October 11, 2001, by and between the Company and J. Michael Gearon, Jr.	10.29 (7)

10.9	Pledge Agreement, dated as of October 11, 2001, by and among J. Michael Gearon, Jr. and ATC Mexico Holding Corp.	10.30 (7)

10.10	Secured Note, dated October 11, 2001, by and among J. Michael Gearon, Jr. and ATC Mexico Holding Corp.	10.31 (7)

10.11

Registration Rights Agreement, dated as of January 29, 2003, by and between ATI, the Guarantors named therein, and the Initial Purchasers named therein with respect to the 12.25% Senior Subordinated Discount Note due 2008

Filed herewith as Exhibit 10.11

10.12

Warrant Registration Rights Agreement, dated as of January 29, 2003, by and between the Company and the Initial Purchasers named therein with respect to Warrants to purchase shares of Class A Common Stock of the Company

Filed herewith as Exhibit 10.12

12	Statement Regarding Computation of Earnings to Fixed Charges	Filed herewith as Exhibit 12

21	Subsidiaries of the Company	Filed herewith as Exhibit 21

23	Independent Auditors’ Consent—Deloitte & Touche LLP	Filed herewith as Exhibit 23

99	Certifications pursuant to 18 U.S.C. Section 1350	Filed herewith as Exhibit 99(a) and 99(b)

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(c).

2