Form 10-Q
period 2003-03-31
AMERICAN TOWER CORP /MA/
filed 2003-05-12
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

American Tower Corporation

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

Class of Common Stock	Outstanding at May 1, 2003
Class A Common Stock	192,676,848
Class B Common Stock	7,916,070
Class C Common Stock	2,267,813

Total	202,860,731

AMERICAN TOWER CORPORATION

PART 1.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(In Thousands, Except Per Share Data)

	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,411	$127,292
Restricted cash and investments	217,188
Accounts receivable, net of allowance for doubtful accounts of $15,569 and $17,437, respectively	78,778	83,177
Prepaid and other current assets	40,678	44,769
Inventories	9,267	9,092
Costs and earnings in excess of billings on uncompleted contracts and unbilled receivables	14,841	24,088
Deferred income taxes	13,049	13,111
Assets held for sale	185,158	234,724

Total current assets	660,370	536,253

PROPERTY AND EQUIPMENT, net	2,695,440	2,734,885
OTHER INTANGIBLE ASSETS, net	1,121,516	1,142,511
GOODWILL, net	602,993	602,993
DEFERRED INCOME TAXES	393,880	383,431
DEPOSITS, INVESTMENTS AND OTHER LONG-TERM ASSETS	139,284	152,716
NOTES RECEIVABLE	109,414	109,414

TOTAL	$5,722,897	$5,662,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$112,866	$124,412
Accrued interest	36,048	63,611
Current portion of other long-term obligations	75,774	59,243
Billings in excess of costs on uncompleted contracts and unearned revenue	45,347	47,123
Convertible notes, net–2.25%	209,501	210,899
Liabilities held for sale	183,087	165,006

Total current liabilities	662,623	670,294

LONG-TERM OBLIGATIONS	3,300,637	3,194,537
OTHER LONG-TERM LIABILITIES	33,478	41,482

Total liabilities	3,996,738	3,906,313

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES	16,018	15,567

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 500,000,000 shares authorized; 186,250,020 and 185,643,625 shares issued, 186,104,799 and and 185,499,028 shares outstanding, respectively	1,863	1,856
Class B Common Stock: $.01 par value; 50,000,000 shares authorized; 7,916,070 and 7,917,070 shares issued and outstanding, respectively	79	79
Class C Common Stock: $.01 par value; 10,000,000 shares authorized; 2,267,813 shares issued and outstanding	23	23
Additional paid-in capital	3,700,292	3,642,019
Accumulated deficit	(1,978,653)	(1,887,030)
Accumulated other comprehensive loss	(2,377)	(5,564)
Note receivable	(6,720)	(6,720)
Treasury stock (145,221 and 144,597 shares at cost, respectively)	(4,366)	(4,340)

Total stockholders’ equity	1,710,141	1,740,323

TOTAL	$5,722,897	$5,662,203

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2003	2002
REVENUES:
Rental and management	$146,462	$126,601
Network development services	30,699	60,015

Total operating revenues	177,161	186,616

OPERATING EXPENSES:
Rental and management	54,696	56,951
Network development services	29,632	54,568
Depreciation and amortization	80,840	75,083
Corporate general and administrative expense	6,035	6,829
Restructuring expense		2,822
Development expense	613	2,449
Impairments and net loss (gain) on sale of long-lived assets	3,696	(3,706)

Total operating expenses	175,512	194,996

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	1,649	(8,380)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $376 and $373, respectively	3,502	3,429
Interest income	926	1,037
Interest expense	(71,742)	(63,770)
Loss on investments and other expense	(25,214)	(1,547)
Loss from write-off of deferred financing fees and extinguishment of debt	(5,841)	(8,869)
Note conversion expense	(2,650)
Minority interest in net earnings of subsidiaries	(570)	(243)

Total other expense	(101,589)	(69,963)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(99,940)	(78,343)
INCOME TAX BENEFIT	19,508	22,214

LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(80,432)	(56,129)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $2,614 AND $8,374, RESPECTIVELY	(11,191)	(15,642)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(91,623)	(71,771)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $14,438		(562,618)

NET LOSS	$(91,623)	$(634,389)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.41)	$(0.29)
Loss from discontinued operations	(0.06)	(0.08)
Cumulative effect of change in accounting principle		(2.88)

NET LOSS PER COMMON SHARE	$(0.47)	$(3.25)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	195,703	195,288

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(In Thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net loss	$(91,623)	$(634,389)
Cumulative effect of change in accounting principle, net		562,618
Other non-cash items reflected in statements of operations	112,283	85,655
Decrease in assets	14,874	23,182
Decrease in liabilities	(28,475)	(45,069)

Cash provided by (used for) operating activities	7,059	(8,003)

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(18,821)	(83,251)
Payments for acquisitions, net of cash acquired	(30,521)	(15,514)
Proceeds from sales of businesses and other long-term assets	72,154	17,568
Deposits, investments and other long-term assets	1,205	(9,652)

Cash provided by (used for) investing activities	24,017	(90,849)

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facilities		145,000
Proceeds from senior subordinated notes and warrants offering	419,884
Repayment of credit facilities and other long-term obligations	(240,595)	(99,114)
Restricted cash and investments	(217,059)	46,572
Deferred financing costs and other	(19,187)

Cash (used for) provided by financing activities	(56,957)	92,458

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,881)	(6,394)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	127,292	35,958

CASH AND CASH EQUIVALENTS, END OF YEAR	$101,411	$29,564

CASH PAID FOR INCOME TAXES	$276	$744

CASH PAID FOR INTEREST	$91,572	$88,529

NON-CASH TRANSACTIONS:
Change in fair value of cash flow hedges (net of tax)	$3,058	$4,117
2.25% note conversions (excluding note conversion expense)	3,152
Capital leases		435
Notes receivable converted to investment		9,300

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.    Basis of Presentation and Accounting Policies

The accompanying condensed consolidated financial statements have been prepared by American Tower Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.

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

Restricted Cash and Investments—As of March 31, 2003, restricted cash and investments represented amounts required to be held in escrow to pay, repurchase, redeem or retire the Company’s 2.25% convertible notes (see note 5).

Investments—During the three months ended March 31, 2003, the Company recorded a loss of approximately $19.3 million related to an investment accounted for under the equity method. The charge was a result of the investee changing its business strategy which led to the impairment of certain investee long-lived assets. The loss is included in loss on investments and other expense in the condensed consolidated statement of operations for the three months ended March 31, 2003.

Inventories— Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) basis. The components of inventories are as follows (in thousands):

	March 31, 2003	December 31, 2002
Finished goods	$5,225	$4,928
Raw materials	3,829	4,073
Work in process	213	91

Total	$9,267	$9,092

Loss Per Common Share—Basic and diluted loss per common share has been computed by dividing the Company’s loss by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2003 and 2002, potential common shares, including options, warrants and shares issuable upon conversion of the Company’s convertible notes, have been excluded from the computation of diluted loss per common share, as the effect is anti-dilutive. Potential common shares excluded from the calculation of loss per share were approximately 61.4 million and 46.1 million for the three months ended March 31, 2003 and 2002, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Stock-Based Compensation—In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net loss as reported	$(91,623)	$(634,389)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(7,300)	(9,997)

Pro-forma net loss	$(98,923)	$(644,386)

Basic and diluted net loss per share—as reported	$(0.47)	$(3.25)
Basic and diluted net loss per share pro-forma	$(0.51)	$(3.30)

Recent Accounting Pronouncements—In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement establishes accounting standards for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets and the related asset retirement costs. The requirements of SFAS No. 143 are effective for the Company as of January 1, 2003. The Company adopted this statement in the first quarter of 2003 and the adoption did not have a material impact on its consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Upon adoption of SFAS No. 145, gains and losses from extinguishment of debt will no longer be classified as extraordinary items, but rather will be classified as part of other income (expense) in the Company’s consolidated statement of operations. Any such gains or losses classified as extraordinary items in prior periods will be reclassified in future financial statement presentations upon the adoption of SFAS No. 145. The Company adopted the provisions of SFAS No. 145 on January 1, 2003. Accordingly, for the three months ended March 31, 2002, the Company reclassified a loss from extinguishment of debt originally recorded as an extraordinary item, net of tax, to loss from write-off of deferred financing fees and extinguishment of debt in the accompanying condensed consolidated statement of operations.

In July 2002, the FASB issued SFAS No. 146 “Accounting For Costs Associated with Exit or Disposal Activities.” The statement requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The requirements of SFAS No. 146 are effective for exit or disposal activities initiated after January 1, 2003. The Company has not initiated any new restructuring activity subsequent to January 1, 2003 and will apply the provisions of this statement to any future restructuring initiatives.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation for Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46) which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

the VIE. In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of beneficial interests, but not the majority. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this interpretation is not expected to be material to the Company’s consolidated financial position or results of operations.

Reclassifications—Certain reclassifications have been made to the 2002 condensed consolidated financial statements and related notes to conform to the 2003 presentation.

2.     Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

3.     Discontinued Operations

In the first quarter of 2003 and the year ended December 31, 2002, in connection with the Company’s plan to focus on its core tower business, the Company sold or committed to sell several non-core businesses. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the operating results of these businesses as discontinued operations in the accompanying condensed consolidated statements of operations. In addition, the assets and liabilities of the discontinued operations not disposed of as of March 31, 2003 and December 31, 2002 have been reflected as assets held for sale and liabilities held for sale in the accompanying condensed consolidated balance sheets. The effect of suspending depreciation and amortization for the long-lived assets held for sale was not material for the three months ended March 31, 2003.

The following businesses have been reflected as discontinued operations in the accompanying statements of operations for the three months ended March 31, 2003 and 2002:

Consummated Transactions—In January 2003, the Company consummated the sale of Flash Technologies, Inc., its remaining components business (previously included in the network development services segment) for approximately $35.5 million in cash, and recognized a gain on disposal of approximately $0.1 million (net of an income tax provision of $0.1 million).

In February 2003, the Company consummated the sale of Maritime Telecommunications Network (MTN), a subsidiary of Verestar, for net proceeds of approximately $25.5 million in cash, subject to a final post-closing working capital adjustment. The Company did not recognize a gain or loss on its sale of MTN.

In March 2003, the Company consummated the sale of an office building in Schaumburg, Illinois (previously held primarily as rental property and reported in its rental and management segment) for net proceeds of approximately $10.3 million in cash and incurred a loss on disposal in the first quarter of 2003 of $0.4 million, net of an income tax benefit.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

In December 2002, the Company consummated the sale of a building in Boston, Massachusetts where it maintains its corporate headquarters (previously held primarily as rental property and included in its rental and management segment) and recognized a gain on disposal in 2002 of approximately $5.7 million (net of an income tax provision of $2.9 million). In addition, in July 2002, the Company consummated the sale of MTS Components (previously included in the network development services segment) and incurred a loss on disposal in 2002 of approximately $16.0 million (net of and income tax benefit of $8.6 million).

Pending Transactions—In the first quarter of 2003, the Company entered into an agreement to sell an office building in Westwood, Massachusetts for a purchase price of approximately $18.5 million, including $2.4 million of cash proceeds and the buyer’s assumption of $16.1 million of related mortgage notes. As of March 31, 2003, the Company recorded an estimated loss on disposal of $3.8 million (net of an income tax benefit of $2.0 million) based on the estimated net proceeds expected to be received upon disposition. The transaction is subject to certain closing conditions and is expected to close in the second quarter of 2003. This office building was held primarily as rental property and previously reported in the rental and management segment.

In December 2002, the Company committed to a plan to sell Verestar by December 31, 2003.

Summary operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Revenue	$46,120	$83,731

Loss from discontinued operations	(7,603)	(24,016)
Income tax benefit on loss from discontinued operations	463	8,374
Net loss on disposal of discontinued operations, net of tax benefit of $2,151	(4,051)

Loss from discontinued operations, net	$(11,191)	$(15,642)

As of March 31, 2003 and December 31, 2002, the Company had assets held for sale and liabilities held for sale comprised of the following (in thousands):

	March 31, 2003	December 31, 2002
Accounts receivable, net	$15,418	$21,780
Prepaids and other current assets	4,071	13,491
Property and equipment, net	157,070	178,785
Other long term assets	8,599	20,668

Assets held for sale	$185,158	$234,724

Capital lease obligations	$115,037	$116,901
Accounts payable, accrued expenses and other current liabilities	43,622	39,902
Notes payable	16,075
Other long-term liabilities	8,353	8,203

Liabilities held for sale	$183,087	$165,006

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

4.     Goodwill and Other Intangible Assets

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

The Company completed its transitional impairment test in the second quarter of 2002 and concluded that all of the goodwill related to the satellite and fiber network access services segment and the majority of the goodwill in the network development services (Services) segment was impaired. As a result, the Company recognized a $562.6 million non-cash charge (net of a tax benefit of $14.4 million) as the cumulative effect of a change in accounting principle related to the write-down of goodwill to its fair value. The Company originally recorded this charge (effective January 1, 2002) in its results of operations for the six months ended June 30, 2002. In accordance with the provisions of SFAS No. 142, this charge is now reflected in the results of operations for the three months ended March 31, 2002.

The Company’s net carrying amount of goodwill in total and by segment is as follows (in thousands):

	As of March 31, 2003	As of December 31, 2002
Rental and management	$592,683	$592,683
Network development services	10,310	10,310

Total	$602,993	$602,993

Summarized information about the Company’s acquired intangible assets subject to amortization is as follows (in thousands):

	As of March 31, 2003	As of December 31, 2002
Acquired customer base and network location intangibles	$1,304,338	$1,316,059
Deferred financing costs	110,526	100,408
Acquired licenses and other intangibles	43,139	43,054

Total	1,458,003	1,459,521
Less accumulated amortization	(336,487)	(317,010)

Other intangible assets, net	$1,121,516	$1,142,511

The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization of intangible assets for the three months ended March 31, 2003 was approximately $23.1 million. The Company expects to record estimated amortization expense of $89.9 million on its intangible assets for the twelve months ended December 31, 2003, $89.0 million for the year ended December 31, 2004, $88.9 million for the years ended December 31, 2005 and 2006 and $86.5 million for the years ended December 31, 2007 and 2008.

5.     Financing Transactions

12.25% Senior Subordinated Discount Notes and Warrants Offering—In January 2003, the Company issued 808,000 units, each consisting of (1) $1,000 principal amount at maturity of the 12.25% senior subordinated discount notes due 2008 of American Towers, Inc. (ATI), a wholly owned subsidiary of the Company (ATI Notes), and (2) a warrant to purchase 14.0953 shares of Class A common stock of the Company, for gross

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

proceeds of approximately $420.0 million. Net proceeds from the offering aggregated approximately $397.0 million and were or will be used for the purposes described below under the Company’s Amended and Restated Loan Agreement.

The gross offering proceeds of approximately $420.0 million were allocated between the ATI Notes ($367.4 million) and the warrants ($52.6 million) based on their respective fair values. The value ascribed to the warrants is reflected as a discount to the ATI Notes in the accompanying March 31, 2003 balance sheet and will be accreted to interest expense utilizing the effective interest method over the term of the notes. As of March 31, 2003, the accreted value outstanding under the ATI Notes (net of the allocated fair value of the warrants) was $377.4 million.

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

The Company’s payment obligations under the ATI Notes are fully and unconditionally guaranteed on joint and several bases by the Company’s parent and substantially all of the parent’s and ATI’s wholly owned domestic subsidiaries. The indenture governing the ATI Notes contains covenants that, among other things, limit the ability of ATI, the guarantors of the ATI Notes (other than the Company) and its subsidiaries to incur or guarantee additional indebtedness, create liens, pay dividends or make other equity distributions, enter into agreements restricting the restricted subsidiaries’ ability to pay dividends, purchase or redeem capital stock, make investments and sell assets or consolidate or merge with or into other companies. The ATI Notes rank junior in right of payment to all existing and future senior indebtedness, including all indebtedness outstanding under the credit facilities, and are structurally senior in right of payment to all other existing and future indebtedness of the Company (other than its guaranty of indebtedness outstanding under the credit facilities).

Amended and Restated Loan Agreement—In February 2003, the Company completed an amendment to its credit facilities. The amendment provides for the following:

•	Prepayment of a Portion of Outstanding Term Loans. The Company prepaid an aggregate of $200.0 million of the term loans outstanding under the credit facilities from a portion of the net proceeds of the units offering completed in January 2003. This prepayment consisted of a $125.0 million prepayment of the term loan A and a $75.0 million prepayment of the term loan B, each to be applied to reduce future scheduled principal payments.

•	Reduction to Revolving Loan Commitments. The Company reduced its revolving credit facility by $225.0 million to a total commitment of $422.1 million.

•	Consent for Restricted Payments to Prepay or Repurchase the 2.25% Notes. The lenders under the credit facilities agreed to permit the Company to make payments of up to $217.0 million (consisting of the balance of the net proceeds of the units offering after prepayments of the term loans and cash on hand) to purchase its 2.25% convertible notes. To the extent that the $217.0 million is not used or required to purchase any of the 2.25% convertible notes, the Company may use any remaining proceeds through June 30, 2004 to purchase any indebtedness of the Company. Pending these payments, the $217.0 million is being held in a restricted account that is pledged to the lenders and, to the extent the Company does not use the funds in the account for such payments by June 30, 2004, the Company must use the remaining funds to prepay a portion of the term loans outstanding under the credit facilities.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

•	Leverage Ratio. The leverage ratio was amended to take into account the issuance of the ATI Notes and a new senior leverage ratio has been added.

•	Revolving Credit Facility Drawdowns. A provision has been added limiting future revolving credit facility drawdowns based on the Company’s cash on hand.

Loss from Write-off of Deferred Financing Fees and Existinguishment of Debt—In February 2003, in connection with the amendment described above, the Company recorded a $5.8 million loss from the write-off of deferred financing fees associated with the reduction in the Company’s overall borrowing capacity.

2.25% Note Conversions—In March 2003, the Company repurchased an aggregate of $4.0 million face amount ($3.2 million accreted value) of its 2.25% convertible notes for an aggregate of 600,242 shares of Class A common stock. These shares included an aggregate of 482,710 shares of Class A common stock to the holder in addition to the amounts issuable upon conversion of those notes as provided in the applicable indenture. The Company made this exchange pursuant to a negotiated transaction with this note holder. As a consequence of this exchange, the Company recorded note conversion expense of approximately $2.7 million for the three months ended March 31, 2003, which represents the fair market value of the shares of stock issued to the note holder in excess of the number of shares originally issuable upon conversion of the notes (see note 13).

6.    Restructuring

During the three months ended March 31, 2003, the Company made payments against its accrued restructuring liability related to continuing operations, which is reflected in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. Such payments were as follows, in thousands:

	Liability as of January 1, 2003	Cash Payments	Liability as of March 31, 2003
Employee separations	$1,639	$(619)	$1,020
Lease terminations and other facility closing costs	1,993	(131)	1,862

Total	$3,632	$(750)	$2,882

There were no material changes in estimates related to the Company’s accrued restructuring liability during the three months ended March 31, 2003. The Company expects to pay the balance of the employee separation liabilities related to continuing operations in the second and third quarters of 2003. Additionally, the Company continues to negotiate certain lease terminations associated with its restructuring liability from continuing operations.

7.     Derivative Financial Instruments

During the three months ended March 31, 2003, the Company recorded an unrealized loss of approximately $0.3 million (net of a tax benefit of approximately $0.2 million) in other comprehensive loss for the change in fair value of cash flow hedges and reclassified $3.4 million (net of a tax benefit of $1.8 million) into results of operations. During the three months ended March 31, 2002, the Company recorded an unrealized loss in other comprehensive loss of approximately $1.4 million (net of a tax benefit of $0.7 million) and reclassified $5.5 million (net of tax benefit of $2.9 million) into results of operations. Hedge ineffectiveness resulted in no gain or loss for the three months ended March 31, 2003 and a gain of approximately $0.5 million for the three months ended March 31, 2002, which is recorded in loss on investments and other expense in the accompanying condensed consolidated statement of operations. The Company also records the changes in fair value of its derivative instruments that are not accounted for as hedges in loss on investments and other expense. The Company estimates that approximately $2.5 million of derivative losses (net of tax benefit) included in other comprehensive loss will be reclassified into its statement of operations within the next twelve months.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

8.     Comprehensive Loss

Other comprehensive loss consists primarily of foreign currency translation adjustments and derivative instruments accounted for as cash flow hedges (as discussed in note 7). The components of the Company’s comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss	$(91,623)	$(634,389)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	129	(464)

Derivative instruments:
Net change in fair value of cash flow hedges	(341)	(1,357)
Amounts reclassified into results of operations	3,399	5,474

Comprehensive loss	$(88,436)	$(630,736)

9.    Business Segments

The Company operates in two business segments: rental and management (RM) and Services. The RM segment provides for the leasing and subleasing of antennae sites on multi-tenant towers and other properties for a diverse range of customers primarily in the wireless communication and broadcast industries. The Services segment offers a broad range of services, including antenna and line installation, maintenance, construction, site acquisition, zoning, radio frequency engineering, network design and steel fabrication.

The accounting policies applied in compiling segment information below are similar to those described in the Company’s 2002 Annual Report on Form 10-K. In evaluating financial performance, management focuses on operating profit (loss), excluding depreciation and amortization, corporate general and administrative expense, restructuring expense, development expense and impairments and net loss (gain) on sale of long-lived assets. This measure of operating profit (loss) is also before interest income, interest expense, loss on investments and other expense, loss from write-off of deferred financing fees and extinguishment of debt, note conversion expense, minority interest in net earnings of subsidiaries, income taxes, discontinued operations and cumulative effect of change in accounting principle. For reporting purposes the RM segment includes interest income, TV Azteca, net.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments as of and for the three months ended March 31, 2003 and 2002 is shown in the following table. The Other column below represents amounts excluded from specific segments, such as depreciation and amortization, corporate general and administrative expense, restructuring expense, development expense, impairments and net loss (gain) on sale of long-lived assets, interest income, interest expense, loss on investments and other expense, loss from write-off of deferred financing fees and extinguishment of debt, note conversion expense and minority interest in net earnings of subsidiaries. In addition, the Other column also includes corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts that have not been allocated to specific segments, as well as assets held for sale.

Three months ended March 31, (in thousands)	RM	Services	Other	Total
2003
Revenues	$146,462	$30,699		$177,161
Operating profit (loss)	95,268	1,067	$(196,275)	(99,940)
Assets	4,484,445	199,139	1,039,313	5,722,897
2002
Revenues	$126,601	$60,015		$186,616
Operating profit (loss)	73,079	5,447	$(156,869)	(78,343)
Assets	4,811,581	347,292	1,011,986	6,170,859

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

10.     Information Presented Pursuant to the Indenture for the 9 3/8% Senior Notes

The following table sets forth information that is presented solely to address certain reporting requirements contained in the indenture for the senior notes. This information presents certain financial data of the Company on a consolidated basis and on a restricted group basis, as defined in the indenture governing the senior notes. All of the Company’s subsidiaries are part of the restricted group, except its wholly owned subsidiary Verestar. In December 2002, the Company committed to a plan to dispose of Verestar by sale within the next twelve months. As a result of that plan, the results of operations related to Verestar have been included in loss from discontinued operations, net, in the accompanying condensed consolidated statements of operations and the assets and liabilities of Verestar are included in assets held for sale and liabilities held for sale, respectively, within the accompanying condensed consolidated balance sheets.

	Three Months Ended March 31, 2003
	Consolidated	Restricted Group
	(In thousands)
Statement of Operations Data:
Operating revenues	$177,161	$177,161

Operating expenses:
Rental and management	54,696	54,696
Network development services	29,632	29,632
Depreciation and amortization	80,840	80,840
Corporate general and administrative expense	6,035	6,035
Development expense	613	613
Impairments and net loss on sale of long-lived assets	3,696	3,696

Total operating expenses	175,512	175,512

Operating income from continuing operations	1,649	1,649

Interest income, TV Azteca, net	3,502	3,502
Interest income	926	926
Interest expense	(71,742)	(71,742)
Loss on investments and other expense	(25,214)	(25,214)
Loss from write-off of deferred financing fees and extinguishment of debt	(5,841)	(5,841)
Note conversion expense	(2,650)	(2,650)
Minority interest in net earnings of subsidiaries	(570)	(570)

Loss from continuing operations before income taxes	(99,940)	(99,940)
Income tax benefit	19,508	19,508

Loss from continuing operations	(80,432)	(80,432)
Loss from discontinued operations, net of tax	(11,191)	(4,775)

Net loss	$(91,623)	$(85,207)

	March 31, 2003
	Consolidated	Restricted Group
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$101,411	$101,411
Assets held for sale	185,158	18,474
Property and equipment, net	2,695,440	2,695,440
Total assets	5,722,897	5,556,213
Long-term obligations, including current portion	3,585,912	3,585,912
Liabilities held for sale	183,087	16,394
Total stockholders’ equity	1,710,141	1,710,141

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

11.     Acquisitions

During the three months ended March 31, 2003, the Company acquired 180 communication sites from NII Holdings, Inc. (NII) for an aggregate preliminary purchase price of approximately $30.3 million, bringing the total towers closed under its agreement with NII to 320 and the total cash paid to approximately $56.5 million. The Company has accounted for the acquisition of these towers under the purchase method of accounting.

Unaudited Pro Forma Operating Results—The unaudited pro forma results of operations for the three months ended March 31, 2003 and 2002 are not presented for comparative purposes due to the insignificant impact of the 2003 acquisitions (as described above) on the Company’s consolidated results of operations.

12.     Commitments and Contingencies

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company’s consolidated financial position, the results of its operations or liquidity.

Acquisition Commitments—As of March 31, 2003, the Company was party to an agreement relating to the acquisition of tower assets from NII for an aggregate remaining purchase price of approximately $43.5 million. The Company may pursue the acquisitions of other properties and businesses in new and existing locations, although there are no definitive material agreements with respect thereto.

Build-to-Suit Agreements—As of March 31, 2003, the Company was party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. Under the terms of the agreements, the Company is obligated to construct up to 1,000 towers over a three year period which includes 650 towers in Mexico and 350 towers in Brazil. During the three months ended March 31, 2003, the Company constructed five towers in Mexico and none in Brazil. The Company is in the process of renegotiating several of these agreements to reduce its overall commitment; however, there can be no assurance that it will be successful in doing so.

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

In connection with the ATC Separation, the Company agreed to reimburse CBS for any tax liabilities incurred by American Radio as a result of the transaction. Upon completion of the final American Radio tax returns, the amount of these tax liabilities was determined and paid by the Company; however, the Company continues to be obligated under a tax indemnification agreement with CBS until June 30, 2003, subject to the extension of federal and applicable state statutes of limitations.

The Internal Revenue Service (IRS) recently completed the process of auditing the tax return filed by CBS and its predecessors that relates to American Radio and the ATC Separation transaction. Although the audit is complete, the obligation under the tax indemnification agreement remains outstanding, as described above. In the event that additional federal or state tax liabilities are imposed on American Radio relating to the ATC Separation, the Company would be obligated to reimburse CBS for such liabilities. The Company does not believe that any material additional federal or state tax liabilities will be imposed. Accordingly, no amounts have been provided for in the condensed consolidated financial statements relating to this indemnification. There can be no assurance, however, that additional tax liabilities will not be imposed.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

13.     Subsequent Events

2.25% Note Conversions—From April 1, 2003 to May 9, 2003, the Company repurchased an aggregate of $70.5 million face amount ($55.7 million accreted value as of March 31, 2003) of its 2.25% convertible notes for an aggregate of 6,572,049 shares of Class A common stock and $20.9 million in cash. These shares included an aggregate of 5,272,514 shares of Class A common stock to such holders in addition to the amounts issuable upon conversion of those notes as provided in the applicable indentures. The Company made these exchanges pursuant to negotiated transactions with a limited number of note holders. As a consequence of those exchanges, the Company expects to record note conversion expense of approximately $29.1 million in the second quarter of 2003, which represents the fair market value of the shares of stock issued to the note holders in excess of the number of shares originally issuable upon conversion of the notes.

14.    Subsidiary Guarantees

The Company’s payment obligations under the ATI Notes are fully and unconditionally guaranteed on joint and several bases by the Company’s parent and substantially all of the parent’s and ATI’s wholly owned domestic subsidiaries (collectively Restricted Guarantors). The ATI Notes and the subsidiary guarantees under the ATI Notes are subordinated to all indebtedness under the Company’s credit facilities.

The following condensed consolidating financial data illustrates the composition of the Company’s parent, ATI (the issuer of the ATI Notes), the combined guarantor subsidiaries under the ATI Notes and the non-guarantor subsidiaries. These statements have been prepared in accordance with the rules and requirements of the SEC and the requirements contained in the ATI Notes indenture. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information that would be useful in assessing the financial composition of the guarantors. No single guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the subsidiary guarantee other than its subordination to the Company’s credit facilities described above.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2003

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$81,321	$2,654	$17,436		$101,411
Restricted cash and investments		217,188				217,188
Accounts receivable, net		52,546	14,932	11,300		78,778
Prepaid expenses and other current assets	$6,231	44,028	4,938	9,589		64,786
Deferred income taxes	13,111			(62)		13,049
Assets held for sale				185,158		185,158

Total current assets	19,342	395,083	22,524	223,421		660,370

PROPERTY AND EQUIPMENT, NET		2,357,039	35,054	303,347		2,695,440
INTANGIBLE ASSETS, NET	41,198	1,598,776	20,220	64,315		1,724,509
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	3,163,512	30,408	422,055		$(3,615,975)
OTHER LONG-TERM ASSETS	394,706	138,919	100	108,853		642,578

TOTAL	$3,618,758	$4,520,225	$499,953	$699,936	$(3,615,975)	$5,722,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$209,501	$75,362		$412		$285,275
Accounts payable and accrued expenses	27,277	103,494	$6,500	11,643		148,914
Other current liabilities		38,041	7,379	(73)		45,347
Liabilities held for sale				183,087		183,087

Total current liabilities	236,778	216,897	13,879	195,069		662,623

LONG-TERM OBLIGATIONS	1,662,742	1,602,342		35,553		3,300,637
OTHER LONG-TERM LIABILITIES		33,478				33,478

Total liabilities	1,899,520	1,852,717	13,879	230,622		3,996,738

MINORITY INTEREST IN SUBSIDIARIES		226		15,792		16,018

STOCKHOLDERS’ EQUITY
Common Stock	1,965					1,965
Additional paid-in capital	3,700,292	3,723,385	442,271	903,382	$(5,069,038)	3,700,292
Accumulated (deficit) earnings	(1,978,653)	(1,053,726)	43,803	(443,140)	1,453,063	(1,978,653)
Accumulated other comprehensive loss		(2,377)				(2,377)
Note receivable				(6,720)		(6,720)
Treasury stock	(4,366)					(4,366)

Total stockholders’ equity	1,719,238	2,667,282	486,074	453,522	(3,615,975)	1,710,141

TOTAL	$3,618,758	$4,520,225	$499,953	$699,936	$(3,615,975)	$5,722,897

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$142,368	$15,615	$19,178		$177,161
Operating expenses		146,346	14,946	14,220		175,512

Operating (loss) income from continuing operations		(3,978)	669	4,958		1,649

Other income (expense):
Interest income, TV Azteca, net				3,502		3,502
Interest income		893	(17)	50		926
Interest expense	$(37,337)	(33,945)		(460)		(71,742)
Other expense	(12,644)	(20,919)		(142)		(33,705)
Minority interest in earnings of subsidiaries				(570)		(570)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(51,398)	(3,176)	5,375		$49,199

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(101,379)	(61,125)	6,027	7,338	49,199	(99,940)
INCOME TAX BENEFIT (PROVISION)	9,756	11,311	(127)	(1,432)		19,508

(LOSS) INCOME FROM CONTINUING OPERATIONS	(91,623)	(49,814)	5,900	5,906	49,199	(80,432)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(1,068)		(10,123)		(11,191)

NET (LOSS) INCOME	$(91,623)	$(50,882)	$5,900	$(4,217)	$49,199	$(91,623)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2003

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(58,370)	$51,071	$(2,299)	$16,657	$7,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(13,499)	(137)	(5,185)	(18,821)
Payments for acquisitions, net of cash acquired			(129)	(30,392)	(30,521)
Proceeds from sale of businesses and other long term assets		46,672		25,482	72,154
Deposits, investments, and other long-term assets		83		1,122	1,205

Cash provided by (used for) investing activities		33,256	(266)	(8,973)	24,017

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior subordinated notes and warrants offering		419,884			419,884
Repayment of notes payable, credit facilities and capital leases		(238,619)		(1,976)	(240,595)
Deferred financing costs, restricted cash and other		(236,246)			(236,246)
Investments in and advances from (to) subsidiaries	58,370	(55,625)	4,463	(7,208)

Cash provided by (used for) financing activities	58,370	(110,606)	4,463	(9,184)	(56,957)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(26,279)	1,898	(1,500)	(25,881)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		107,600	756	18,936	127,292

CASH AND CASH EQUIVALENTS, END OF YEAR		$81,321	$2,654	$17,436	$101,411

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2002

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$107,600	$756	$18,936		$127,292
Accounts receivable, net		59,848	14,720	8,609		83,177
Prepaid expenses and other current assets	$6,026	54,245	5,346	12,332		77,949
Deferred income taxes	13,111					13,111
Assets held for sale		39,026		195,698		234,724

Total current assets	19,137	260,719	20,822	235,575		536,253

PROPERTY AND EQUIPMENT, NET		2,399,937	35,864	299,084		2,734,885
INTANGIBLE ASSETS, NET	42,877	1,617,351	20,094	65,182		1,745,504
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	3,221,521	36,635	393,036		$(3,651,192)
OTHER LONG-TERM ASSETS	394,251	142,255	101	108,954		645,561

TOTAL	$3,677,786	$4,456,897	$469,917	$708,795	$(3,651,192)	$5,662,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$210,899	$58,589		$654		$270,142
Accounts payable and accrued expenses	51,539	113,944	$9,662	12,878		188,023
Other current liabilities		38,529	8,315	279		47,123
Liabilities held for sale		2,525		162,481		165,006

Total current liabilities	262,438	213,587	17,977	176,292		670,294

LONG-TERM OBLIGATIONS	1,662,741	1,480,297		51,499		3,194,537
OTHER LONG-TERM LIABILITIES		41,379		103		41,482

Total liabilities	1,925,179	1,735,263	17,977	227,894		3,906,313

MINORITY INTEREST IN SUBSIDIARIES		225		15,342		15,567

STOCKHOLDERS’ EQUITY
Common Stock	1,958					1,958
Additional paid-in capital	3,642,019	3,729,817	414,037	911,202	(5,055,056)	3,642,019
Accumulated (deficit) earnings	(1,887,030)	(1,002,844)	37,903	(438,923)	1,403,864	(1,887,030)
Accumulated other comprehensive loss		(5,564)				(5,564)
Note receivable				(6,720)		(6,720)
Treasury stock	(4,340)					(4,340)

Total stockholders’ equity	1,752,607	2,721,409	451,940	465,559	(3,651,192)	1,740,323

TOTAL	$3,677,786	$4,456,897	$469,917	$708,795	$(3,651,192)	$5,662,203

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$140,952	$27,710	$17,954		$186,616
Operating expenses		153,909	25,777	15,310		194,996

Operating (loss) income from continuing operations		(12,957)	1,933	2,644		(8,380)

Other income (expense):
Interest income, TV Azteca, net				3,429		3,429
Interest income		1,007		30		1,037
Interest expense	$(37,233)	(24,910)		(1,627)		(63,770)
Other expense	(1,640)	(7,238)		(1,538)		(10,416)
Minority interest in losses (earnings) of subsidiaries		1		(244)		(243)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(605,915)	455	2,911		$602,549

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(644,788)	(43,642)	4,844	2,694	602,549	(78,343)
INCOME TAX BENEFIT (PROVISION)	10,399	11,796	(517)	536		22,214

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(634,389)	(31,846)	4,327	3,230	602,549	(56,129)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(1,896)		(13,746)		(15,642)

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(634,389)	(33,742)	4,327	(10,516)	602,549	(71,771)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT		(368,431)	(4,884)	(189,303)		(562,618)

NET (LOSS) INCOME	$(634,389)	$(402,173)	$(557)	$(199,819)	$602,549	$(634,389)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2002

(In Thousands)

	Parent		ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES		$(58,061)	$44,284	$4,890	$884	$(8,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities			(70,811)	(540)	(11,900)	(83,251)
Payments for acquisitions, net of cash acquired			(15,514)			(15,514)
Proceeds from sale of businesses and other long term assets			17,568			17,568
Deposits, investments, and other long-term assets			(4,431)		(5,221)	(9,652)

Cash used for investing activities			(73,188)	(540)	(17,121)	(90,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities			145,000			145,000
Repayment of notes payable, credit facilities and capital leases			(2,288)		(96,826)	(99,114)
Restricted cash		46,572				46,572
Investments in and advances from (to) subsidiaries		11,489	(130,675)	(4,174)	123,360

Cash provided by (used for) financing activities		58,061	12,037	(4,174)	26,534	92,458

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS			(16,867)	176	10,297	(6,394)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR			25,912	2,997	7,049	35,958

CASH AND CASH EQUIVALENTS, END OF YEAR	$		$9,045	$3,173	$17,346	$29,564

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto, our 2002 Form 10-K and the information set forth under the heading “Critical Accounting Policies” in our 2002 Form 10-K.

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment profit (loss) as a means to measure operating performance in these business segments. We define segment operating profit (loss) as segment revenues less segment operating expenses excluding depreciation and amortization, corporate general and administrative expense, restructuring expense, development expense and impairments and net loss (gain) on sale of long-lived assets. Segment profit (loss) for the rental and management segment also includes interest income, TV Azteca, net.

The condensed consolidated statements of operations herein have been adjusted for all periods presented to reflect the results of operations for our discontinued operations (see note 3 to the accompanying condensed consolidated financial statements).

Results of Operations

Three Months Ended March 31, 2003 and 2002 (dollars in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2003	2002
REVENUES:
Rental and management	$146,462	$126,601	$19,861	16%
Network development services	30,699	60,015	(29,316)	(49)

Total revenues	177,161	186,616	(9,455)	(5)

OPERATING EXPENSES:
Rental and management	54,696	56,951	(2,255)	(4)
Network development services	29,632	54,568	(24,936)	(46)
Depreciation and amortization	80,840	75,083	5,757	8
Corporate general and administrative expense	6,035	6,829	(794)	(12)
Restructuring expense		2,822	(2,822)	N/A
Development expense	613	2,449	(1,836)	(75)
Impairments and net loss (gain) on sale of long-lived assets	3,696	(3,706)	7,402	200

Total operating expenses	175,512	194,996	(19,484)	(10)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $376 and $373, respectively	3,502	3,429	73	2
Interest income	926	1,037	(111)	(11)
Interest expense	(71,742)	(63,770)	7,972	13
Loss on investments and other expense	(25,214)	(1,547)	23,667	1,530
Loss from write-off of deferred financing fees and extinguishment of debt	(5,841)	(8,869)	(3,028)	(34)
Note conversion expense	(2,650)		2,650	N/A
Minority interest in net earnings of subsidiaries	(570)	(243)	327	135
Income tax benefit	19,508	22,214	(2,706)	(12)
Loss from discontinued operations, net	(11,191)	(15,642)	(4,451)	(28)
Cumulative effect of change in accounting principle, net		(562,618)	(562,618)	N/A

Net loss	$(91,623)	$(634,389)	$(542,766)	(86)%

Total Revenues

Total revenues for the three months ended March 31, 2003 were $177.2 million, a decrease of $9.5 million from the three months ended March 31, 2002. The decrease resulted from a decrease in network development services revenues of $29.3 million, offset by an increase in rental and management revenue of $19.9 million.

Rental and Management Revenue

Rental and management revenue for the the three months ended March 31, 2003 was $146.5 million, an increase of $19.9 million from the three months ended March 31, 2002. The increase resulted primarily from leasing activity on towers that existed as of January 1, 2002 and, to a lesser extent, increased revenue on the approximately 800 towers acquired and constructed subsequent to January 1, 2002. The increased depth and strength of our national and international portfolio provided us with a much larger base of tower revenue for three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

We continue to believe that our leasing revenue, which drives our core business, is likely to grow more rapidly than revenue from our network development services segment due to our expected increase in utilization of existing tower capacity. In addition, we believe that the majority of our leasing activity will continue to come from broadband type customers.

Network Development Services Revenue

Network development services revenue for the three months ended March 31, 2003 was $30.7 million, a decrease of $29.3 million from the three months ended March 31, 2002. The significant decline in revenue during the first quarter 2003 resulted primarily from decreases in revenue related to construction management, antennae installation, tower maintenance services, steel fabrication and radio frequency engineering services, resulting from a continued decline in construction activity in the wireless telecommunications industry.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2003 were $175.5 million, a decrease of $19.5 million from the three months ended March 31, 2002. The principal component of the decrease was attributable to expense decreases in our network development services segment of $24.9 million. The remaining components of the decrease were attributable to expense decreases in rental and management segment of $2.3 million, as well as decreases in corporate general and administrative expense of $0.8 million, restructuring expense of $2.8 million and development expense of $1.8 million. These decreases were offset by increases in depreciation and amortization expense of $5.8 million and impairments and net loss on sale of long-lived assets of $7.4 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the three months ended March 31, 2003 was $54.7 million, a decrease of $2.3 million from the three months ended March 31, 2002. The decrease primarily resulted from cost reduction efforts in administrative and operational functions, driven primarily by our restructuring initiatives.

Rental and management segment profit for the three months ended March 31, 2003 was $95.3 million, an increase of $22.2 million from the three months ended March 31, 2002. The increase resulted primarily from incremental revenues and operating profit from both newly acquired and constructed towers and existing towers, coupled with cost reduction efforts in administrative and operational functions discussed above.

Network Development Services Expense/Segment Profit

Network development services expense for the three months ended March 31, 2003 was $29.6 million, a decrease of $24.9 million from the three months ended March 31, 2002. The majority of the decrease was due to an overall decline in demand for the services performed by this segment, as discussed above, coupled with decreases in overhead and related infrastructure costs.

Network development services segment profit for the three months ended March 31, 2003 was $1.1 million, a decrease of $4.4 million from the three months ended March 31, 2002. The decrease resulted primarily from a decline in revenue, as discussed above, partially offset by a reduction in personnel, overhead and infrastructure costs.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2003 was $80.8 million, an increase of $5.8 million from the three months ended March 31, 2002. The increase resulted primarily from an increase in depreciation expense related to our acquisition/construction of approximately $187.4 million of property and equipment from the period April 1, 2002 to March 31, 2003.

Corporate General and Administrative Expense

Corporate general and administrative expense for the three months ended March 31, 2003 was $6.0 million, a decrease of $0.8 million from the three months ended March 31, 2002. The majority of the decrease is a result of cost reduction efforts in personnel and information technology.

Restructuring Expense

In November 2001, we announced a restructuring of our organization to include a reduction in the scope of our tower development and acquisition activities and the centralization of certain operational and administrative functions. During the first quarter of 2002, we committed to and implemented additional restructuring initiatives related to the consolidation of operations. As a result of these initiatives, during the three months ended March 31, 2002, we incurred employee separation costs associated with the termination of approximately 185 employees (primarily development and administrative), as well as costs associated with the termination of lease obligations and other incremental facility closing costs aggregating $2.8 million. As of December 31, 2002, we completed our restructuring initiatives to consolidate operations and do not expect future charges associated with this restructuring. As a result, there were no similar charges in the three months ended March 31, 2003.

Development Expense

Development expense for the three months ended March 31, 2003 was $0.6 million, a decrease of $1.8 million from the three months ended March 31, 2002. This decrease resulted primarily from reduced expenses related to tower site inspections and related data gathering and costs to integrate tower acquisitions as a result of our curtailed acquisition and development related activities.

Impairments and Net Loss/(Gain) on Sale of Long-Lived Assets

Impairments and net loss on sale of long-lived assets for the three months ended March 31, 2003 was $3.7 million, an increase of $7.4 million from impairments and net gain on sale of long-lived assets of $3.7 million for the three months ended March 31, 2002. The increase was attributable to impairment charges and incurred losses on sales of certain of our non-core assets for the three months ended March 31, 2003.

Interest Expense

Interest expense for the three months ended March 31, 2003 was $71.7 million, an increase of $8.0 million from the three months ended March 31, 2002. The majority of the increase resulted from interest expense on our ATI Notes, which we issued in January 2003. The increase was partially offset by a net decrease in interest expense on our credit facilities as a result of lower interest rates.

Loss on Investments and Other Expense

Loss on investments and other expense for the three months ended March 31, 2003 was $25.2 million, an increase of $23.7 million from the three months ended March 31, 2002. The increase resulted primarily from increased impairment and equity losses on our investments of $17.4 million, coupled with fees and expenses incurred in connection with a financing transaction that we did not consummate as a result of our ATI Notes offering.

Loss from Write-Off of Deferred Financing Fees and Extinguishment of Debts

In February 2003, we amended our credit facilities which provided for the prepayment of $200.0 million of our term loans from a portion of the net proceeds from our ATI Notes offering and reduced the borrowing capacity of our revolving loan commitment by $225.0 million. As a result, for the three months ended March 31, 2003, we recorded a $5.8 million loss from the write-off of deferred financing fees associated with the reduction in our overall borrowing capacity.

In February 2002, we repaid $95.0 million outstanding under our Mexican credit facility with borrowings under our credit facilities. As a result of such repayment, for the three months ended March 31, 2002, we expensed approximately $1.7 million of deferred financing fees. In addition, in January 2002, we terminated the $250.0 million multi-draw term loan C component of our credit facilities and recorded a non-cash charge of approximately $7.2 million related to the write-off of the related deferred financing fees. The total of these charges, $8.9 million, represents our loss from write-off of deferred financing fees and extinguishment of debt for the three months ended March 31, 2002.

Note Conversion Expense

During the three months ended March 31, 2003, we repurchased an aggregate of $4.0 million face amount ($3.2 million accreted value) of our 2.25% convertible notes in exchange for an aggregate of 600,242 shares of our Class A common stock. As a consequence of this negotiated exchange with one of our note holders, we recorded a non-cash charge of $2.7 million. This charge represents the fair value of shares of stock issued to the note holder in excess of the number of shares originally issuable upon conversion of the notes. We incurred no similar charge for the three months ended March 31, 2002.

Income Tax Benefit

The income tax benefit for the three months ended March 31, 2003 was $19.5 million, a decrease of $2.7 million from the three months ended March 31, 2002. The effective tax rate was 19.5% for the three months ended March 31, 2003, as compared to 28.3% for the three months ended March 31, 2002. The primary reason for the decrease in the effective tax rate is a result of the increase in the valuation allowance for capital losses. The effective tax rate on loss from continuing operations for the three months ended March 31, 2003 and 2002 differs from the statutory rate due primarily to valuation allowances related to our state net operating losses, capital losses, tax planning strategy and foreign items.

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2003, we have provided a valuation allowance primarily related to state net operating loss carryforwards, capital loss carryforwards and the lost tax benefit and costs associated with implementing our tax planning strategy. We have not provided a valuation allowance for the remaining deferred tax assets, primarily federal net operating loss carryforwards, as management believes that we will have sufficient time to realize these assets during the carryforward period.

We intend to recover a portion of our deferred tax asset from our tax planning strategy to accelerate the utilization of certain federal net operating losses. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets as of March 31, 2003 will be dependent upon our ability to generate approximately $860.0 million in taxable income from April 1, 2003 to March 31, 2023. If we are unable to generate sufficient taxable income in the future, or accelerate the utilization of losses as contemplated in our tax planning strategy, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Loss from Discontinued Operations, Net

In December 2002, we committed to a plan to sell Verestar within the next twelve months. Pursuant to that plan we sold MTN, a subsidiary of Verestar, in February 2003. In the first quarter of 2003, we also sold Flash Technologies, an office building in Schaumburg, Illinois and committed to sell an office building in Westwood, Massachusetts. In December 2002, we also consummated the sale of the building in Boston, Massachusetts where we maintain our corporate headquarters. In July 2002, we consummated the sale of MTS Components. Accordingly, we have presented the results of these operations, $(7.1) million and $(15.6) million, net of tax, as loss from discontinued operations, net, in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002, respectively. The net loss from discontinued operations for the three months ended March 31, 2003 also includes (a) an estimated net loss on the disposal of the office building in Westwood, Massachusetts, (b) a gain on the sale of Flash Technologies and (c) immaterial adjustments to estimated losses that we had recorded as of December 31, 2002 aggregating approximately $4.1 million, net of a tax benefit.

We expect to sell the remaining portion of Verestar by December 31, 2003 and the office building in Westwood, Massachusetts in the second quarter of 2003.

Cumulative Effective of Change in Accounting Principle, Net

As of January 1, 2002, we adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” As a result, we recognized a $562.6 million non-cash charge (net of a tax benefit of $14.4 million) as the cumulative effect of change in accounting principle related to the write-down of goodwill to its fair value. The non-cash charge was comprised of goodwill within our satellite and fiber network access services segment ($189.3 million) and network development services segment ($387.8 million). In accordance with the provisions of SFAS No. 142, the charge is reflected as of January 1, 2002 and included in our results of operations for the three months ended March 31, 2002.

Liquidity and Capital Resources

Liquidity Overview

Our primary sources of liquidity have been internally generated funds from operations, borrowings under our credit facilities, proceeds from equity and debt offerings, proceeds from the sale of non-core assets and cash on hand. We have used those funds to meet our operating and capital requirements, which consist primarily of operational needs, debt service and capital expenditures for tower maintenance, construction and acquisitions.

In January 2003, we completed an offering of approximately $420.0 million, consisting of 12.25% senior subordinated discount notes due 2008 of ATI and warrants to purchase 11.4 million shares of our Class A common stock. In connection with the financing, we obtained an amendment of our credit facilities (credit agreement amendment). Pursuant to the credit agreement amendment, we repaid $200.0 million of term loans outstanding under our credit facilities and reduced our revolving loan commitments by $225.0 million to $425.0 million. That amendment also gives us the right to use $217.0 million, which we placed in escrow for that purpose, to purchase our 2.25% convertible notes on or prior to October 22, 2003, at which time the holders have the right to put those notes to us. We may elect to satisfy all or a portion of our obligations with respect to the 2.25% convertible notes through the issuance of shares of our Class A common stock (subject to certain restrictions) on October 22, 2003 pursuant to the put right or, prior to that time, pursuant to a limited number of privately negotiated transactions. We may also use any escrowed funds not used to purchase 2.25% convertible notes to purchase our other convertible notes and our senior notes. We are required to use any funds remaining in escrow on June 30, 2004 to reduce our term loans under the credit facilities.

From January 1, 2003 through May 9, 2003, we repurchased an aggregate of approximately $74.5 million face amount (approximately $58.8 million accreted value as of March 31, 2003) of the 2.25% convertible notes in exchange for an aggregate of 7,172,291 shares of our Class A common stock and approximately $20.9 million in cash from the escrowed funds described above. Giving effect to these repurchases, the outstanding principal amount of the 2.25% convertible notes as of March 31, 2003, was $195.3 million (approximately $153.8 million accreted value).

Uses of Liquidity

Our principal uses of liquidity, in addition to funding operations, are debt service and capital expenditures for tower maintenance, construction and acquisitions.

Debt Service.    As of March 31, 2003, we had outstanding debt of approximately $3.6 billion, consisting of the following:

•	Credit facilities – $1.3 billion;

•	Senior notes – $1.0 billion;

•	Convertible notes, net of discount – $872.2 million;

•	ATI Notes, net – $377.4 million; and

•	Other – $64.3 million (primarily capital leases and notes payable).

Certain of our debt instruments require us to make current interest payments and all of our debt instruments require us to make significant principal payments at their respective maturities. In addition, in the case of our credit facilities, we must make scheduled amortization payments in increasing amounts designed to repay the loans at maturity. During 2003, we will be required to repay approximately $13.6 million of the amended term loans each quarter.

Prior to maturity, there are no mandatory redemption provisions for cash in the senior notes, the convertible notes or the ATI Notes. The holders of the convertible notes, however, have the right to require us to repurchase their notes on specified dates prior to maturity, but we may at our election pay the repurchase price in cash or by issuing shares of our Class A common stock, subject to certain conditions in the applicable indenture. Our credit facilities restrict our ability to repurchase convertible notes for cash, except that we now have the right to use up to $217.0 million to prepay or repurchase the 2.25% convertible notes and, to the extent we do not and are not otherwise required to do so, to prepay or repurchase prior to June 30, 2004, any of our other convertible notes or our senior notes. As noted above, as of May 9, 2003, we had repurchased an aggregate of approximately $74.5 million face amount (approximately $58.8 million accreted value as of March 31, 2003) of the 2.25% convertible notes.

Tower Construction, Improvements and Acquisition Needs. We have significantly reduced our planned level of tower construction, improvements and acquisitions for 2003 from prior years. As a result, we anticipate that our liquidity needs for new tower development and acquisitions during 2003 will be significantly less than in previous periods.

•	Construction and Improvements. In 2003, we expect to build between 100 and 150 towers and expect total capital expenditures for construction and improvements to be between $50.0 million and $65.0 million.

•	Acquisitions. As of March 31, 2003, we are committed to make expenditures of approximately $43.5 million for the NII Holdings transaction.

Sources of Liquidity

Cash on Hand.    As of March 31, 2003, we had approximately $101.4 million in cash on hand and $217.2 million of resticted cash and investments. As explained above, while we have the right to use up to $217.0 million of the escrowed funds to purchase the 2.25% convertible notes, we may elect to satisfy all or a portion of our obligations with respect to those notes through the issuance of shares of our Class A common stock.

Cash Generated by Operations.    We expect our cash flow needs by segment for 2003 to be as follows (excluding cash requirements to fund debt service, as interest expense is not allocated to our segments). Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2003 in excess of their cash needs for operations and capital expenditures. We expect to use the excess cash generated from these segments principally to service our debt. Effective December 31, 2002, we committed to a plan to dispose of our satellite and fiber network access services segment. Accordingly, these operations are reflected as discontinued operations in our consolidated financial statements. We believe the businesses in our former satellite and fiber network access services segment can be funded out of its existing cash on hand until final disposition, although there can be no assurance that additional sources of liquidity to fund operations will not be needed. In addition, we currently provide financial guarantees of approximately  $10.5 million for certain Verestar contractual obligations. Depending on the terms of any disposition, we may continue to be obligated with respect to those guarantees.

Divestiture Proceeds.    We are continuing to pursue strategic divestitures of non-core assets in an effort to enhance efficiency and increase our focus on our core tower operations. From January 1, 2003 through March 31, 2003, we completed approximately $72.2 million in non-core asset sales related to (a) a Verestar subsidiary, (b) Flash Technologies, (c) an office building in Schaumburg, Illinois, and (d) non-core towers. Proceeds from those and any future transactions have and will be used, to the extent permitted under our credit facilities and mortgages, to fund capital expenditures for tower construction and acquisitions. We anticipate approximately $50.0 million of proceeds from additional sales of non-core assets during the remainder of 2003, including $18.5 million from the sale of an office building in Westwood, Massachusetts.

Credit Facilities.    As of March 31, 2003, we had drawn $157.1 million of the $422.1 million revolving line of credit under our credit facilities (the only component of our credit facilities which is not fully drawn). We also had outstanding letters of credit of $27.1 million as of March 31, 2003. Availability under our revolving line of credit as of March 31, 2003, was, therefore, $237.9 million.

Cash Flows Summary

For the three months ended March 31, 2003, cash flows provided by operating activities were $7.0 million, as compared to $8.0 million of cash used for operating activities for the three months ended March 31, 2002. The increase is primarily due to an increase in cash flow generated from our rental and management segment, coupled with a decrease in our overall investment in working capital.

For the three months ended March 31, 2003, cash flows provided by investing activities were $24.0 million, as compared to $90.8 million used for investing activities for the three months ended March 31, 2002. The increase is primarily due to a decrease in cash expended for acquisitions, property and equipment and construction activities, coupled with an increase in proceeds received from the sale of non-core businesses and assets.

For the three months ended March 31, 2003, cash flows used for financing activities were $57.0 million, as compared to $92.5 million of cash provided by financing activities for the three months ended March 31, 2002. The decrease is primarily related to an increase in repayments under the credit facilities and funding of restricted cash and investments, offset by an increase in proceeds from the issuance of debt and equity securities.

Certain Contractual Commitments

Below is a summary of our credit facilities, ATI Notes, warrants, senior notes, convertible notes and certain other contractual obligations. It is qualified in its entirety by the terms of the actual agreements which are summarized. For more information about our obligations, commitments and contingencies, see our condensed consolidated financial statements herein and the accompanying notes thereto, as well as our Form 10-K for the year ended December 31, 2002 and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for principal payments and contractual maturity dates as of March 31, 2003.

Credit Facilities. Our credit facilities provide us with a borrowing capacity of up to $1.537 billion. Our principal operating subsidiaries are the borrowers under our credit facilities. Borrowings under the credit facilities are subject to compliance with certain financial ratios as described below. Our credit facilities currently include:

•	a $422.1 million revolving credit facility, of which $157.1 million was drawn and against which $27.1 million of undrawn letters of credit were oustanding on March 31, 2003, maturing on June 30, 2007;

•	a $698.9 million multi-draw term loan A, which was fully drawn on March 31, 2003, maturing on June 30, 2007; and

•	a $416.0 million term loan B, which was fully drawn on March 31, 2003, maturing on December 31, 2007.

We are required under our credit facilities to make scheduled amortization payments in increasing amounts designed to repay the loans at maturity. During 2003, we will be required to repay approximately $13.6 million of the term loans each quarter.

We and our restricted subsidiaries, as well as Verestar and its subsidiaries, have guaranteed all of the loans under our credit facilities. We have secured the loans with liens on substantially all assets of the borrowers and the restricted subsidiaries, as well as Verestar and its subsidiaries, and substantially all outstanding capital stock and other debt and equity interests of all of our direct and indirect subsidiaries.

The amended credit facilities permit us to use up to $217.0 million to repurchase the 2.25% convertible notes. We may use any escrowed funds not used to purchase 2.25% convertible notes to purchase, prior to June 30, 2004, our other convertible notes and our senior notes. We are required to use any escrowed funds remaining at June 30, 2004 to reduce our term loans under the credit facilities.

ATI Notes and Warrants.    In January 2003, ATI, our principal operating subsidiary, issued 12.25% senior subordinated discount notes due 2008 with a principal amount at maturity of $808.0 million. The ATI Notes will mature on August 1, 2008. No cash interest is payable on the ATI Notes. Instead, the accreted value of each note increases between the date of original issuance and the maturity date at a rate of 12.25% per annum.

The ATI Notes rank junior in right of payment to all existing and future senior indebtedness of ATI, the sister guarantors (as defined in the indenture relating to the ATI Notes) and their domestic subsidiaries and structurally senior in right of payment to all of our existing and future indebtedness (other than our guaranty of credit facility indebtedness) . The ATI Notes are jointly and severally guaranteed on a senior subordinated basis by us and all of our wholly owned domestic subsidiaries, other than Verestar and its subsidiaries.

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

As of March 31, 2003, we had outstanding an aggregate accreted value amount of $377.4 million of the ATI Notes, net of the allocated fair value of the warrants.

9 3/8% Senior Notes.    As of March 31, 2003, we had outstanding an aggregate principal amount of $1.0 billion of 9 3/8% senior notes. The senior notes mature on February 1, 2009. Interest on the senior notes is payable semiannually on February 1 and August 1. The senior note indenture does not contain any sinking fund or mandatory redemption requirement for the senior notes prior to maturity.

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

The amended credit facilities permit us to use up to $217.0 million of escrowed cash to purchase the 2.25% convertible notes, whether pursuant to the holders’ put rights on October 22, 2003, in privately negotiated transactions, or otherwise. Notwithstanding this right, we will continue to evaluate financing opportunities with respect to our convertible notes generally and, in particular, with respect to the put right of the 2.25% convertible notes. We may seek, from time to time, to reduce our indebtedness through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. If the put option of the holders of the 2.25% convertible notes is satisfied by other means or if it is not exercised in full by the holders, we may use any remaining escrowed funds to pay, prior to June 30, 2004, any of our other convertible notes or our senior notes.

As of March 31, 2003, the total accreted amounts outstanding under the 2.25% and 6.25% convertible notes were $209.5 million and $212.7 million, respectively. Giving effect to the repurchases of our 2.25% convertible notes occurring through May 9, 2003, the total accreted amount outstanding under the 2.25% convertible notes was approximately $153.8 million.

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

The total amount outstanding under the 5.0% convertible notes as of March 31, 2003 was $450.0 million.

Other Long-Term Debt.    As of March 31, 2003, we had approximately $64.3 million of other long-term debt, including $46.7 million of capital lease obligations and $17.6 million of mortgage indebtedness and other notes payable.

Tower Construction and Acquisition.    As of March 31, 2003, we were party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. In addition, as of March 31, 2003, we were committed to acquire communications sites for approximately $43.5 million related to the NII Holdings transaction.

ATC Separation.    In connection with the ATC Separation, we agreed to reimburse CBS for any tax liabilities incurred by American Radio as a result of the transaction. Upon completion of the final American Radio tax returns, the amount of these tax liabilities was determined and paid by us; however, we continue to be obligated under a tax indemnification agreement with CBS until June 30, 2003, subject to the extension of federal and applicable state statutes of limitations.

The Internal Revenue Service (IRS) recently completed the process of auditing the tax return filed by CBS and its predecessors that relates to American Radio and the ATC Separation transaction. Although the audit is complete, the obligation under the tax indemnification agreement remains outstanding as described above. In the event that additional federal or state tax liabilities are imposed on American Radio relating to the ATC Separation, we would be obligated to reimburse CBS for such liabilities. We do not believe that any material additional federal or state tax liabilities will be imposed. Accordingly, no amounts have been provided for in the condensed consolidated financial statements relating to this indemnification. There can be no assurance, however, that additional tax liabilities will not be imposed.

Liquidity Table For Contractual Obligations.    See the Company’s Form 10-K for the year ended December 31, 2002 for a table reflecting long-term obligations as of December 31, 2002.

Factors Affecting Sources of Liquidity

Internally Generated Funds.    The key factors affecting our internally generated funds are the demand for antennae space on wireless and broadcast communications towers and for related services, our ability to maximize the utilization of our existing towers and our ability to minimize costs and fully achieve our operating efficiencies.

Credit Facilities.    Our credit facilities, as amended in February 2003, contain certain financial ratios and operational covenants and other restrictions (including limitations on additional debt, guarantees, dividends and other distributions, investments and liens) with which our borrower subsidiaries and restricted subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from being able to borrow additional funds under our revolving line of credit, but would also constitute a default. These covenants also restrict our ability, as the parent, to incur any debt other than that presently outstanding and refinancings of that debt. Our credit facilities, as amended, contain five financial tests:

•	a leverage ratio (Total Debt to Annualized Operating Cash Flow). As of March 31, 2003, we were required to maintain a ratio of not greater than 6.25 to 1.00, decreasing to 6.00 to 1.00 at July 1, 2003, to 5.75 to 1.00 at October 1, 2003, to 5.50 to 1.00 at January 1, 2004, to 5.25 to 1.00 at April 1, 2004, to 5.00 to 1.00 at July 1, 2004, to 4.75 to 1.00 at October 1, 2004, to 4.50 to 1.00 at January 1, 2005, to 4.25 to 1.00 at April 1, 2005 and to 4.00 to 1.00 at July 1, 2005 and thereafter;

•	a senior leverage ratio (Senior Debt to Annualized Operating Cash Flow). As of March 31, 2003, we were required to maintain a ratio of not greater than 4.90 to 1.00, decreasing to 4.75 to 1.00 at April 1, 2003, to 4.50 to 1.00 at July 1, 2003, to 4.25 to 1.00 at October 1, 2003, to 4.00 to 1.00 at January 1, 2004, to 3.75 to 1.00 at April 1, 2004, to 3.50 to 1.00 at July 1, 2004, to 3.25 to 1.00 at October 1, 2004 and to 3.00 to 1.00 at January 1, 2005 and thereafter;

•	a pro forma debt service test (Annualized Operating Cash Flow to Pro Forma Debt Service). As of March 31, 2003, we were required to maintain a ratio of not less than 1.00 to 1.00;

•	an interest coverage test (Annualized Operating Cash Flow to Interest Expense). As of March 31, 2003, we were required to maintain a ratio of not less than 2.50 to 1.00, increasing by 0.50 on January 1, 2004; and

•	a fixed charge coverage test (Annualized Operating Cash Flow to Fixed Charges). As of December 31, 2003, we will be required to maintain a ratio of not less than 1.0 to 1.0.

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

We were in compliance with the borrowing ratio covenants in effect as of March 31, 2003.

9 3/8% Senior Note Indenture.    The senior note indenture contains certain restrictive covenants with which we and our restricted subsidiaries (which includes all of our subsidiaries other than Verestar and its subsidiaries) must comply. These include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions, make certain investments and, as in the credit facilities, use the proceeds from asset sales. Any failure to comply with these covenants would constitute a default. Specifically, the senior note indenture restricts us from incurring additional debt or issuing certain types of preferred stock unless our consolidated debt (which excludes debt of Verestar and its subsidiaries but includes the liquidation value of certain preferred stock) is not greater than 7.5 times our adjusted consolidated cash flow. However, we are permitted, even if we are not in compliance with the ratio, to incur debt under our credit facilities (which for these purposes includes the ATI Notes), or renewals, refundings, replacements or refinancings of them, up to $2.65 billion. Even if not in compliance with the ratio, we are also permitted to, among other things, have certain types of capital leases and to refund or refinance our convertible notes, subject to certain requirements. Adjusted consolidated cash flow is substantially similar to the definition of annualized operating cash flow, as defined in the credit facilities, except it applies to us and our subsidiaries (other than Verestar and its subsidiaries).

ATI Notes.    The ATI Notes indenture contains certain restrictive covenants with which ATI, the sister guarantors and its and their subsidiaries must comply. These include restrictions on the ability to incur additional debt, guarantee debt, pay dividends and make other distributions, make certain investments and, as in the credit facilities, use the proceeds from asset sales. Any failure to comply with these covenants would constitute a default. Specifically, the discount note indenture restricts ATI, each of the sister guarantors and its and their restricted subsidiaries from incurring additional debt or issuing certain types of preferred stock. However, ATI, the sister guarantors and its and their subsidiaries are permitted to incur debt under our credit facilities, or renewals, refundings, replacements or refinancings of them, up to $1.6 billion. They are also permitted, among other things, to have certain types of capital leases and to refund or refinance existing indebtedness, subject to certain requirements.

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

Critical Accounting Policies

In the Company’s Form 10-K for the year ended December 31, 2002, the Company’s most critical accounting policies and estimates upon which our consolidated financial statements were prepared were identified as those relating to revenue recognition, income taxes, impairment of assets and investment impairment charges. We reviewed our policies and determined that they remain our most critical accounting policies for the quarter ended March 31, 2003. We did not make any changes to those policies during the quarter.

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

We have a substantial amount of indebtedness. As of March 31, 2003 we had approximately $3.6 billion of consolidated debt.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due in respect of our indebtedness. A significant portion of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase. We may also obtain additional long term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage. Our substantial leverage could have significant negative consequences, including:

•	impairing our ability to meet one or more of the financial ratios contained in our debt agreements or to generate cash sufficient to pay interest or principal, including periodic principal amortization payments, which events could result in an acceleration of some or all of our outstanding debt as a result of cross-default provisions;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional debt or equity financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures;

•	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

Restrictive covenants in our credit facilities, senior notes and senior subordinated discount notes could adversely affect our business by limiting flexibility.

The indentures for our senior notes, our senior subordinated discount notes issued in January 2003, and our credit facilities contain restrictive covenants and, in the case of the credit facilities, requirements that we comply with certain leverage and other financial tests. These limit our ability to take various actions, including the incurrence of additional debt, guaranteeing indebtedness and issuing preferred stock, engaging in various types of transactions, including mergers and sales of assets, and paying dividends and making distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, merger and acquisition or other opportunities.

Our participation or inability to participate in tower industry consolidation could involve certain risks.

Any merger or acquisition transaction would involve several risks to our business, including demands on managerial personnel that could divert their attention from other aspects of our core leasing business, increased operating risks due to the integration of major national networks into our operational system, and potential antitrust constraints, either in local markets or on a regional basis, that could require selective divestitures at unfavorable prices. Any completed transaction may have an adverse effect on our operating results, particularly in the fiscal quarters immediately following its completion while we integrate the operations of the other business. In addition, once integrated, combined operations may not necessarily achieve the levels of revenues, profitability or productivity anticipated. There also may be limitations on our ability to consummate a merger or acquisition transaction. For example, any transaction would have to comply with the terms of our loan agreement and note indentures, or a consent of lenders under those instruments might be required which might not be obtainable on acceptable terms. In addition, regulatory constraints might impede or prevent business combinations. Our inability to consummate a merger or acquisition for these or other reasons could result in our failure to participate in the expected benefits of industry consolidation and may have an adverse effect on our ability to compete effectively.

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

Our expansion in Mexico and Brazil, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. We have loaned $119.8 million (undiscounted) to a Mexican company, own or have the economic rights to over 1,700 towers in Mexico, including approximately 200 broadcast towers (giving effect to pending transactions), and, subject to certain rejection rights, are contractually committed to construct up to approximately 650 additional towers in that country over the next three years. Giving effect to pending transactions, we also own or have acquired the rights to approximately 275 communications towers in Brazil and are, subject to certain rejection rights, contractually committed to construct up to 350 additional towers in that country over the next three years. The actual number of sites constructed will vary depending on the build out plans of the applicable carrier. In December 2002, we agreed to acquire approximately 540 communications sites from NII Holdings, predominantly in Mexico, for an aggregate purchase price of $100.0 million in cash. We may, should economic and capital market conditions improve, also engage in comparable transactions in other countries in the future. Among the risks of foreign operations are governmental expropriation and regulation, inability to repatriate earnings or other funds, currency fluctuations, difficulty in recruiting trained personnel, and language and cultural differences, all of which could adversely affect our operations.

New technologies could make our tower antenna leasing services less desirable to potential tenants and result in decreasing revenues.

The development and implementation of new technologies designed to enhance the efficiency of wireless networks could reduce the use and need for tower-based wireless services transmission and reception and have the effect of decreasing demand for our antenna space. Examples of such technologies include signal combining technologies, which permit one antenna to service two different transmission frequencies and, thereby, two customers, and technologies that enhance spectral capacity, such as beam forming or “smart antennas,” which can increase the capacity at existing sites and reduce the number of additional sites a given carrier needs to serve any given subscriber base. In addition, the emergence of new technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of video services by direct broadcast satellites could adversely affect demand for our antenna space. The development and implementation of any of these and similar technologies to any significant degree could have an adverse effect on our operations.

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

We are subject to federal, state, local and foreign regulation of our business, including regulation by the Federal Aviation Administration (FAA), Federal Communication Commission (FCC), Environmental Protection Agency, Department of Transportation and Occupational Safety and Health Administration. Both the FCC and the FAA regulate towers used for wireless communications and radio and television antennae and the FCC separately regulates transmitting devices operating on towers. Similar regulations exist in Mexico, Brazil and other foreign countries regarding wireless communications and the operation of communications towers. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, collocations or site upgrade projects, thereby limiting our ability to respond to customer demand. Existing regulatory policies may adversely affect the timing or cost of new tower construction and locations and additional regulations may be adopted which increase delays or result in additional costs to us or which prevent or restrict new tower construction in certain locations. These factors could adversely affect our operations.

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

We may lose our rights to use the real property underlying our tower sites.

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

Public perception of possible health risks associated with cellular and other wireless communications media could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks could slow the market acceptance of wireless communications services and increase opposition to the development and expansion of tower sites. The potential connection between radio frequency emissions and certain negative health effects has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive.

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

Holders of our three series of convertible notes, totaling $872.2 million outstanding at March 31, 2003, may require us to repurchase all or any of their convertible notes on dates and for the prices indicated in the discussion contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Certain Contractual Commitments.” Our credit facilities restrict our ability to repurchase convertible notes for cash, except that we now have the right to use up to $217.0 million to prepay or repurchase the 2.25% convertible notes and, to the extent we do not and are not required to do so, to prepay or repurchase prior to June 30, 2004, any of our other convertible notes or our senior notes. We may, subject to certain conditions in the applicable indentures (including the condition that our Class A common stock trade on a national securities exchange or Nasdaq), elect to pay the repurchase price in shares of Class A common stock. Exercising this election or seeking to reduce the amount of outstanding convertible notes prior to these dates may involve the issuance of a significant number of shares of our Class A common stock, or securities convertible into or exercisable for these shares, which could cause the trading price of our Class A common stock to decline. In addition, we will incur non-cash charges in connection with negotiated conversions in which we issue shares in excess of the number issuable based on the stated conversion prices. These non-cash charges would be reflected in our financial statements as note conversion expense and would be based on the then-fair market value of our Class A common stock and the number of excess shares issued.

There will be dilution of the value of our Class A common stock when outstanding warrants become exercisable.

In January 2003, we issued warrants to purchase approximately 11.4 million shares of our Class A common stock in connection with our ATI Notes offering. The shares underlying the warrants represented approximately 5.5% of our total outstanding common stock as of December 31, 2002 (assuming all the warrants are exercised). These warrants will become exercisable on or after January 29, 2006 at an exercise price of $0.01 per share. The issuance of these shares will have a dilutive effect on the value of our Class A common stock when these warrants are exercised.

If we are unable to sell our Verestar subsidiary, we may incur additional costs if we have to wind down and liquidate this business.

In December 2002, we committed to a plan to sell Verestar, which previously comprised our satellite and fiber network access services segment, within the next twelve months. With the exception of guarantees of approximately $10.5 million of Verestar’s contractual obligations, we will have nominal, if any, obligations to fund Verestar’s business through the divestiture process. If we are unable to sell Verestar prior to December 31, 2003, however, we may be forced to discontinue its operations and liquidate its assets. If this were to occur, we could incur additional costs in connection with the winding down and liquidation of Verestar’s businesses, and our management could be distracted from the operations of our core leasing business during this process.

Information Presented Pursuant to the Indenture of Our 9 3/8% Senior Notes

The following table sets forth information that is presented solely to address certain reporting requirements contained in the indenture for our senior notes. This information presents certain of our financial data on a consolidated basis and on a restricted group basis, as defined in the indenture governing the senior notes. All of our subsidiaries are part of the restricted group, except our wholly owned subsidiary Verestar. In December 2002, we committed to a plan to dispose of Verestar by sale within the next twelve months. Pursuant to that plan, the results of the operations related to Verestar are included in loss from discontinued operations, net, in our accompanying condensed consolidated statements of operations and the assets and liabilities of Verestar are included in assets held for sale and liabilities held for sale, respectively, within the accompanying condensed consolidated balance sheets.

	Three Months Ended March 31, 2003
	Consolidated	Restricted Group
	(In thousands)
Statement of Operations Data:
Operating revenues	$177,161	$177,161

Operating expenses:
Rental and management	54,696	54,696
Network development services	29,632	29,632
Depreciation and amortization	80,840	80,840
Corporate general and administrative expense	6,035	6,035
Development expense	613	613
Impairments and net loss on sale of long-lived assets	3,696	3,696

Total operating expenses	175,512	175,512

Operating income from continuing operations	1,649	1,649

Interest income, TV Azteca, net	3,502	3,502
Interest income	926	926
Interest expense	(71,742)	(71,742)
Loss on investments and other expense	(25,214)	(25,214)
Loss from write-off of deferred financing fees and extinguishment of debt	(5,841)	(5,841)
Note conversion expense	(2,650)	(2,650)
Minority interest in net earnings of subsidiaries	(570)	(570)

Loss from continuing operations before income taxes	(99,940)	(99,940)
Income tax benefit	19,508	19,508

Loss from continuing operations	(80,432)	(80,432)
Loss from discontinued operations, net of tax	(11,191)	(4,775)

Net loss	$(91,623)	$(85,207)

	March 31, 2003
	Consolidated	Restricted Group
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$101,411	$101,411
Assets held for sale	185,158	18,474
Property and equipment, net	2,695,440	2,695,440
Total assets	5,722,897	5,556,213
Long-term obligations, including current portion	3,585,912	3,585,912
Liabilities held for sale	183,087	16,394
Total stockholders equity	1,710,141	1,710,141

Information Presented Pursuant to the Indentures of Our 9 3/8% Senior Notes and Our 12.25% Senior Subordinated Discount Notes

The following information (as such capitalized terms are defined in the Indentures) is presented solely as a requirement of the Indentures; such information is not intended as an alternative measure of financial position, operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, our measure of the following information may not be comparable to similarly titled measures of other companies. The information contained in note 14 to our condensed consolidated financial statements is also presented to address certain reporting requirements contained in the indenture for our 12.25% discount notes.

Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in our senior note and discount note indentures are as follows (in thousands):

	Senior Notes	Discount Notes
Tower Cash Flow, for the three months ended March 31, 2003	$95,268	$93,790

Consolidated Cash Flow, for the twelve months ended March 31, 2003	$343,702	$337,485
Less: Tower Cash Flow, for the twelve months ended March 31, 2003	(354,247)	(348,059)
Plus: Four times Tower Cash Flow, for the three months ended March 31, 2003	381,072	375,160

Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2003	$370,527	$364,586

Non-Tower Cash Flow, for the twelve months ended March 31, 2003	$(10,761)	$(15,490)

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate caps, swaps, and collars pursuant to our policies. All derivative financial instruments are for purposes other than trading. During the three months ended March 31, 2003, we repaid $224.5 million of outstanding borrowings under our credit facilities and made principal payments under the term loans of $13.6 million. In addition, we issued $420.0 million of 12.25% senior subordinated discount notes due 2008 with a principal at maturity of $808.0 million. We also had two swaps expire with aggregate notional amounts totaling $215.0 million.

The following tables provide information as of March 31, 2003 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps, swaps and collars, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

Twelve month period ended March 31, 2003

Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In thousands)

Long-Term Debt	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$212,466	$2,791	$17,421	$662,911	$14	$1,418,397	$2,314,000	$2,080,273
Average Interest Rate(a)	9.08%	9.08%	9.09%	10.82%	10.82%	10.82%
Variable Rate Debt(a)	$72,809	$144,473	$202,747	$345,055	$506,828		$1,271,912	$1,227,274
Average Interest Rate(a)

Aggregate Notional Amounts Associated with Interest Rate Caps, Swaps and Collars in Place

As of March 31, 2003 and Interest Rate Detail by Contractual Maturity Dates (In thousands)

Interest Rate CAPS	2004	2005		2006	2007	2008	Thereafter	Total	Fair Value
Notional Amount	$500,000	$500,000	(c)
Cap Rate	5.00%	5.00%

Interest Rate SWAPS

Notional Amount	$185,000 (d)								$(4,007)
Weighted-Average Fixed Rate Payable(b)	4.09%

Interest Rate COLLARS

Notional Amount	$232,500 (e)								$(2,738)
Weighted-Average Below Floor Rate Payable, Above Cap Rate Receivable(b)	5.96%, 8.18%

(a)	As of March 31, 2003 variable rate debt consists of our credit facilities ($1.3 billion) and fixed rate debt consists of the 2.25% convertible notes ($209.5 million), the 6.25% convertible notes ($212.7 million), the 5.0% convertible notes ($450.0 million), the 9 3/8% senior notes ($1.0 billion), the 12.25% discount notes ($377.4 million) and other debt of $64.3 million. Interest on the credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the Base Rate plus margin (as defined). The average interest rate in effect at March 31, 2003 for the credit facilities was 4.20%. For the three months ended March 31, 2003, the weighted average interest rate under the credit facilities was 4.41%. The 2.25% and 6.25% convertible notes each bear interest (after giving effect to the accretion of the original discount on the 2.25% convertible notes) at 6.25% per annum, which is payable semiannually on April 15 and October 15 of each year. The 5.0% convertible notes bear interest at 5.0% per annum, which is payable semiannually on February 15 and August 15 of each year. The 9 3/8% senior notes bear interest at 9 3/8% per annum, which is payable semiannually on February 1 and August 1 of each year. The 12.25% discount notes bear interest (after giving effect to the accretion of the original discount and the accretion of the warrants) at 14.86% per annum, payable upon maturity. Other debt consists of notes payable, capital leases and other obligations bearing interest at rates ranging from 7.93% to 12.00%, payable monthly.
(b)	Represents the weighted-average fixed rate or range of interest based on contract notional amount as a percentage of total notional amounts in a given year.
(c)	Includes notional amounts of $125,000, $250,000 and $125,000 that will expire in May, June and July 2004, respectively.
(d)	Includes notional amount of $185,000 that will expire in November 2003.
(e)	Includes notional amounts of $185,000 and $47,500 that will expire in May and June 2003, respectively.

We maintain a portion of our cash and cash equivalents and restricted cash and investments in short-term financial instruments that are subject to interest rate risks. Due to the relatively short duration of such instruments, we believe fluctuations in interest rates with respect to those investments will not materially affect our financial condition or results of operations.

Our foreign operations (reflected in our rental and management segment) primarily include Mexico and Brazil. The remeasurement loss for the three months ended March 31, 2003 approximated $0.5 million.

ITEM 4.     CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2003, we sold in an institutional private placement 808,000 units, each consisting of (1) $1,000 principal amount at maturity of the 12.25% senior subordinated discount notes due 2008 of ATI, a wholly owned subsidiary of the Company, and (2) a warrant to purchase 14.0953 shares of Class A common stock of the Company, for gross proceeds of $420.0 million. We issued all of these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. As a basis for doing so, we relied on the following facts: (1) we offered the securities to a limited number of offerees without any general solicitation, (2) we obtained representations from the purchasers that they satisfied the definition of “qualified institutional buyer” (“QIB”) under Rule 144A and (3) we issued all of the securities with restrictive CUSIPs limiting resales to QIBs.

During the first quarter of 2003, we entered into an exchange agreement with a holder of our 2.25% convertible notes. Pursuant to this exchange agreement, we issued an aggregate of 600,242 shares of Class A common stock in exchange for conversion of approximately $4.0 million of principal amount (approximately $3.2 million accreted value as of March 31, 2003) of the 2.25% convertible notes in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

The exhibits listed on the Exhibit Index are filed herewith in response to this Item.

(b)  Reports on Form 8-K.

During the quarter ended March 31, 2003, the Registrant filed with the Commission the following Current Reports on Form 8-K:

1.	Form 8-K (Items 5 and 7) filed on January 28, 2003.
2.	Form 8-K (Items 5, 7 and 9) filed on February 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: May 12, 2003	By:	/s/ BRADLEY E. SINGER
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

Date: May 12, 2003	/s/ STEVEN B. DODGE
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

Date: May 12, 2003	/s/ BRADLEY E. SINGER
Bradley E. Singer Chief Financial Officer and Treasurer

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.2	By-Laws, as amended as of February 26, 2003, of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed March 24, 2003)

4.1

Indenture by and between American Towers, Inc. (as successor by merger to American Tower Escrow Corporation) and The Bank of New York, as Trustee, for the 12.25% Senior Subordinated Discount Notes due 2008, dated January 29, 2003, including the form of 12.25% Senior Subordinated Discount Note (incorporated by reference from Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed March 24, 2003)

4.2

Warrant Agreement by and among the Company and the Bank of New York, as warrant agent named therein, dated as of January 29, 2003(incorporated by reference from Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed March 24, 2003)

4.3

Form of Warrant to purchase an aggregate of 11,389,012 shares of Class A common stock of the Company (incorporated by reference from Exhibit 4.7 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed March 24, 2003)

10.1

Registration Rights Agreement, dated as of January 29, 2003, by and between ATI, the Guarantors named therein, and the Initial Purchasers named therein with respect to the 12.25% Senior Subordinated Discount Note due 2008 (incorporated by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed March 24, 2003)

10.2

Warrant Registration Rights Agreement, dated as of January 29, 2003, by and between the Company and the Initial Purchasers named therein with respect to Warrants to purchase shares of Class A Common Stock of the Company (incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed March 24, 2003)

10.3

Second Amended and Restated Loan Agreement, dated as of February 21, 2003, among American Tower, L.P., American Towers, Inc., American Tower International, Inc., Towersites Monitoring, Inc., and American Tower LLC, as Borrowers and Toronto Dominion (Texas) Inc., as Administrative Agent, and the financial institutions thereto (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-14195) filed February 25, 2003)

99	Certifications pursuant to 18 U.S.C. Section 1350