Form 10-Q
period 2003-06-30
AMERICAN TOWER CORP /MA/
filed 2003-08-14
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

American Tower Corporation

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

Class of Common Stock	Outstanding at August 8, 2003
Class A Common Stock	209,211,350
Class B Common Stock	7,426,282
Class C Common Stock	2,267,813

Total	218,905,445

AMERICAN TOWER CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(In Thousands, Except Share Data)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,597	$127,292
Restricted cash and investments	192,885
Accounts receivable, net of allowance for doubtful accounts of $16,667 and $17,395, respectively	57,904	68,421
Prepaid and other current assets	42,154	49,417
Costs and earnings in excess of billings on uncompleted contracts and unbilled receivables	18,036	23,169
Deferred income taxes	13,047	13,111
Assets held for sale	153,521	303,702

Total current assets	585,144	585,112

PROPERTY AND EQUIPMENT, net	2,634,575	2,696,985
OTHER INTANGIBLE ASSETS, net	1,096,229	1,141,996
GOODWILL, net	592,683	592,683
DEFERRED INCOME TAXES	411,920	383,431
DEPOSITS, INVESTMENTS AND OTHER LONG-TERM ASSETS	146,452	152,582
NOTES RECEIVABLE	109,249	109,414

TOTAL	$5,576,252	$5,662,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$92,422	$113,832
Accrued interest	59,479	63,611
Convertible notes, net—2.25%	140,123	210,899
Current portion of long-term obligations	94,123	58,982
Billings in excess of costs on uncompleted contracts and unearned revenue	36,663	38,739
Liabilities held for sale	138,508	200,215

Total current liabilities	561,318	686,278

LONG-TERM OBLIGATIONS	3,282,589	3,178,656
OTHER LONG-TERM LIABILITIES	29,822	41,379

Total liabilities	3,873,729	3,906,313

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES	16,717	15,567

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 500,000,000 shares authorized; 194,744,050 and 185,643,625 shares issued, 194,598,829 and 185,499,028 shares outstanding, respectively	1,947	1,856
Class B Common Stock: $.01 par value; 50,000,000 shares authorized; 7,699,070 and 7,917,070 shares issued and outstanding, respectively	77	79
Class C Common Stock: $.01 par value; 10,000,000 shares authorized; 2,267,813 shares issued and outstanding	23	23
Additional paid-in capital	3,782,193	3,642,019
Accumulated deficit	(2,086,368)	(1,887,030)
Accumulated other comprehensive loss	(980)	(5,564)
Note receivable	(6,720)	(6,720)
Treasury stock (145,221 and 144,597 shares at cost)	(4,366)	(4,340)

Total stockholders’ equity	1,685,806	1,740,323

TOTAL	$5,576,252	$5,662,203

See notes to condensed consolidated financial statements

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES:
Rental and management	$151,916	$132,017	$298,378	$258,618
Network development services	26,306	33,820	44,769	70,805

Total operating revenues	178,222	165,837	343,147	329,423

OPERATING EXPENSES:
Rental and management	54,205	57,062	108,901	114,013
Network development services	24,421	28,921	42,542	62,337
Depreciation and amortization	80,770	79,804	161,150	154,439
Corporate general and administrative expense	5,962	6,474	11,997	13,303
Restructuring expense		2,952		5,774
Development expense	1,003	1,027	1,616	3,467
Impairments and net loss on sale of long-lived assets	8,036	5,017	11,732	1,311

Total operating expenses	174,397	181,257	337,938	354,644

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	3,825	(15,420)	5,209	(25,221)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $371, $373, $747 and $746, respectively	3,528	3,471	7,030	6,900
Interest income	1,930	774	2,856	1,811
Interest expense	(71,201)	(65,537)	(142,943)	(129,307)
Loss on investments and other expense	(402)	(17,808)	(25,599)	(19,355)
Loss from write-off of deferred financing fees and extinguishment of debt			(5,841)	(8,869)
Note conversion expense	(35,832)		(38,482)
Minority interest in net earnings of subsidiaries	(793)	(491)	(1,363)	(734)

Total other expense	(102,770)	(79,591)	(204,342)	(149,554)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(98,945)	(95,011)	(199,133)	(174,775)
INCOME TAX BENEFIT	17,985	27,312	37,493	50,027

LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(80,960)	(67,699)	(161,640)	(124,748)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $958, $17,848, $3,572 AND $25,721, RESPECTIVELY	(26,755)	(33,469)	(37,698)	(48,192)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(107,715)	(101,168)	(199,338)	(172,940)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $14,438				(562,618)

NET LOSS	$(107,715)	$(101,168)	$(199,338)	$(735,558)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.40)	$(0.35)	$(0.81)	$(0.64)
Loss from discontinued operations	(0.13)	(0.17)	(0.19)	(0.25)
Cumulative effect of change in accounting principle				(2.88)

NET LOSS PER COMMON SHARE	$(0.53)	$(0.52)	$(1.00)	$(3.77)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	202,913	195,361	199,328	195,322

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW—Unaudited

(In Thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(199,338)	$(735,558)
Cumulative effect of change in accounting principle, net		562,618
Other non-cash items reflected in statements of operations	265,104	187,771
Decrease in assets	7,558	27,467
Decrease in liabilities	(22,737)	(9,826)

Cash provided by operating activities	50,587	32,472

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(32,691)	(131,265)
Payments for acquisitions	(41,096)	(21,651)
Proceeds from sales of businesses and other long-term assets	77,317	20,029
Deposits, investments and other long-term assets	635	(10,735)

Cash provided by (used for) investing activities	4,165	(143,622)

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facilities		160,000
Proceeds from 12.25% senior subordinated notes offering	419,884
Repayment of notes payable, credit facilities and capital leases	(281,799)	(102,848)
Restricted cash and investments	(192,885)	46,601
Deferred financing costs and other	(19,647)	910

Cash (used for) provided by financing activities	(74,447)	104,663

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,695)	(6,487)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	127,292	35,958

CASH AND CASH EQUIVALENTS, END OF PERIOD	$107,597	$29,471

CASH PAID FOR INCOME TAXES	$1,158	$425

CASH PAID FOR INTEREST	$118,267	$126,118

NON-CASH TRANSACTIONS:
Change in fair value of cash flow hedges (net of tax)	$4,584	$4,117
2.25% note conversions (excluding note conversion expense)	47,647
Notes receivable converted to investment		9,300
Capital leases		435

See notes to condensed consolidated financial statements

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.    Basis of Presentation and Accounting Policies

The accompanying condensed consolidated financial statements have been prepared by American Tower Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K and Current Report on Form 8-K dated July 28, 2003, which conforms the presentation of information in the Company’s 2002 Form 10-K with the presentation reported in its March 31, 2003 Form 10-Q, reflecting an office building in Westwood, Massachusetts as a discontinued operation.

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

Restricted Cash and Investments—As of June 30, 2003, restricted cash and investments represented amounts required to be held in escrow to pay, repurchase, redeem or retire any of the Company’s 2.25% convertible notes. To the extent that the balance is not used or required to repurchase any of the 2.25% convertible notes, the Company may use such balance through June 30, 2004 to repurchase any of its indebtedness. Thereafter, such funds must be applied to prepay borrowings under the credit facilities (see notes 5 and 13).

Investments—During the six months ended June 30, 2003, the Company recorded a loss of approximately $19.3 million related to an investment accounted for under the equity method. The charge was a result of the investee changing its business strategy which led to the impairment of certain investee long-lived assets. The loss is included in loss on investments and other expense in the condensed consolidated statement of operations for the six months ended June 30, 2003.

Inventories—Inventories, which consist entirely of finished goods, are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) basis. As of June 30, 2003 and December 31, 2002, inventories were approximately $5.4 million and $4.9 million, respectively, and are included in prepaid and other current assets in the accompanying condensed consolidated balance sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss as reported	$(107,715)	$(101,168)	$(199,338)	$(735,558)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(6,435)	(10,945)	(13,735)	(20,942)

Pro-forma net loss	$(114,150)	$(112,113)	$(213,073)	$(756,500)

Basic and diluted net loss per share as reported	$(0.53)	$(0.52)	$(1.00)	$(3.77)
Basic and diluted net loss per share pro-forma	$(0.56)	$(0.57)	$(1.07)	$(3.87)

Loss Per Common Share—Basic and diluted loss per common share has been computed by dividing the Company’s loss by the weighted average common shares outstanding during the period. For the three and six months ended June 30, 2003 and 2002, potential common shares, including options, warrants and shares issuable upon conversion of the Company’s convertible notes, have been excluded from the computation of diluted loss per common share, as their effect is anti-dilutive. Potential common shares excluded from the calculation of loss per share were approximately 57.8 million and 46.1 million as of June 30, 2003 and 2002, respectively.

Recent Accounting Pronouncements—In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement establishes accounting standards for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets and the related asset retirement costs. The requirements of SFAS No. 143 are effective for the Company as of January 1, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations. Accordingly, the Company has reflected the cumulative effect of adopting this statement of $1.3 million in loss on investments and other expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2003.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” The Company adopted the provisions of SFAS No. 145 on January 1, 2003. Accordingly, for the six months ended June 30, 2002, the Company reclassified a loss from extinguishment of debt originally recorded as an extraordinary item of $1.7 million to loss from write-off of deferred financing fees and extinguishment of debt in the accompanying condensed consolidated statement of operations.

In July 2002, the FASB issued SFAS No. 146 “Accounting For Costs Associated with Exit or Disposal Activities.” This statement requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The requirements of SFAS No. 146 are effective for exit or disposal activities initiated after January 1, 2003. The Company will apply the provisions of this statement to any future exit or disposal activities.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation for Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46) which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of beneficial interests, but not the majority. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003, of which there were none. For VIEs created or acquired prior to February 1, 2003, of which there were none, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company will apply the provisions of this statement in the third quarter of 2003 and the adoption will not be material to its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires issuers to classify certain financial instruments as liabilities, many of which were previously classified as equity. This statement does not, however, affect the classification of convertible bonds, puttable stock or other outstanding shares that are conditionally redeemable; nor does it change the accounting treatment of conversion features, conditional redemption features, or other features embedded in financial instruments that are not derivatives in their entirety. The requirements of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, of which there were none, and otherwise effective for the Company for the first interim period beginning after June 15, 2003. The Company will apply the provisions of this statement in the third quarter of 2003 and does not expect it to be material to its consolidated financial position or results of operations.

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

3.    Discontinued Operations

During the six months ended June 30, 2003 and the year ended December 31, 2002, in connection with the Company’s plan to focus on its core tower business, the Company sold or committed to sell several non-core businesses. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the operating results of these businesses as discontinued operations in the accompanying condensed consolidated statements of operations. In addition, the assets and liabilities of the discontinued operations not disposed of as of June 30, 2003 and December 31, 2002 have been reflected as assets held for sale and liabilities held for sale in the accompanying condensed consolidated balance sheets. The effect of suspending depreciation and amortization for the long-lived assets held for sale was not material for the three and six months ended June 30, 2003.

The following businesses have been reflected as discontinued operations in the accompanying statements of operations for the three and six months ended June 30, 2003:

Consummated Transactions— In May 2003, the Company consummated the sale of an office building in Westwood, Massachusetts (previously held primarily as rental property and reported in its rental and management segment) for a purchase price of approximately $18.5 million, including $2.4 million of cash proceeds and the buyer’s assumption of $16.1 million of related mortgage notes. Pursuant to this transaction, the Company has recorded a net loss on disposal of approximately $4.0 million for the six months ended June 30, 2003.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

In March 2003, the Company consummated the sale of an office building in Schaumburg, Illinois (previously held primarily as rental property and reported in its rental and management segment) for net proceeds of approximately $10.3 million in cash and has recognized a net loss on disposal of $0.1 million for the six months ended June 30, 2003.

In February 2003, the Company consummated the sale of Maritime Telecommunications Network (MTN), a subsidiary of Verestar, for net proceeds of approximately $25.5 million in cash. The Company did not recognize a gain or loss on its sale of MTN.

In January 2003, the Company consummated the sale of Flash Technologies, Inc., its remaining components business (previously included in the network development services segment) for approximately $35.5 million in cash and has recognized a net gain on disposal of approximately $0.5 million for the six months ended June 30, 2003.

Pending Transactions—In June 2003, the Company committed to sell its steel fabrication and tall tower construction service subsidiary (previously included in its network development services segment), Kline Iron & Steel Co., Inc. (Kline) by June 30, 2004. Accordingly, the results of operations related to Kline are included in loss from discontinued operations, net, in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002. Additionally, in the second quarter of 2003, the Company recognized a non-cash charge of approximately $12.9 million related to the impairment of Kline’s net assets to reduce their carrying value to the estimated proceeds expected upon disposal. This charge is reflected in loss from discontinued operations, net, in the acccompanying condensed consolidated statements of operations for the three and six months ended June 30, 2003.

In December 2002, the Company committed to a plan to sell Verestar by December 31, 2003. In the second quarter of 2003, the Company recognized a non-cash charge of approximately $12.0 million related to an additional impairment of Verestar’s remaining net assets to reduce their carrying value to zero, as the estimated proceeds expected upon disposal of the remaining net assets will be minimal. This charge is reflected in loss from discontinued operations, net, in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2003.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Summary results of the discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002(1)	2003	2002(1)
Revenue	$48,661	$110,851	$107,016	$217,612

Loss from discontinued operations	(2,233)	(26,819)	(9,588)	(49,415)
Income tax benefit on loss from discontinued operations	91	9,260	554	17,133
Loss on disposal of discontinued operations, net of tax benefit of $867, $8,588, $3,018 and $8,588, respectively	(24,613)	(15,910)	(28,664)	(15,910)

Loss from discontinued operations, net	$(26,755)	$(33,469)	$(37,698)	$(48,192)

(1)	In addition to the businesses described above, the summary results shown above reflect the building where the Company maintained its corporate headquarters in Boston, Massachusetts, which was sold in December 2002 and MTS Components, which was sold in July 2002, as discontinued operations for the three and six months ended June 30, 2002. The net loss on disposal of discontinued operations for the three and six months ended June 30, 2002 represents the estimated loss on the disposal of MTS Components.

The Company had assets held for sale and liabilities held for sale comprised of the following (in thousands):

	June 30, 2003	December 31, 2002
Accounts receivable, net	$26,901	$36,537
Prepaids and other current assets	14,233	18,853
Property and equipment, net	103,555	216,685
Other long-term assets	8,832	31,627

Assets held for sale	$153,521	$303,702

Capital lease obligations	$54,149	$116,901
Accounts payable, accrued expenses and other current liabilities	45,900	58,866
Notes payable		16,142
Other long-term liabilities	38,459	8,306

Liabilities held for sale	$138,508	$200,215

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

As discussed in note 3, in the second quarter of 2003, the Company recognized a non-cash charge related to the impairment of Kline’s net assets to reduce its carrying value to the estimated proceeds expected upon disposal. As part of that charge, the Company wrote-off approximately $10.3 million of goodwill which

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

comprised the remaining goodwill related to its network development services segment. Pursuant to this write-off and the reclassification of Kline’s assets to assets held for sale, the Company’s carrying amount of goodwill was approximately $592.7 million as of June 30, 2003 and December 31, 2002, all of which related to its rental and management segment.

Summarized information about the Company’s acquired intangible assets subject to amortization is as follows (in thousands):

	June 30, 2003	December 31, 2002
Acquired customer base and network location intangibles	$1,304,903	$1,316,059
Deferred financing costs	110,123	100,091
Acquired licenses and other intangibles	42,587	42,778

Subtotal	1,457,613	1,458,928
Less accumulated amortization	(361,384)	(316,932)

Other intangible assets, net	$1,096,229	$1,141,996

The Company amortizes its intangible assets over periods ranging from two to fifteen years. Amortization of intangible assets for the three and six months ended June 30, 2003 was approximately $22.4 million and $45.5 million, respectively. The Company expects to record estimated amortization expense of $89.9 million on its intangible assets for the year ended December 31, 2003, $89.0 million for the year ended December 31, 2004, $88.9 million for the years ended December 31, 2005 and 2006 and $86.5 million for the years ended December 31, 2007 and 2008.

5.    Financing Transactions

12.25% Senior Subordinated Discount Notes and Warrants Offering—In January 2003, the Company issued 808,000 units, each consisting of (1) $1,000 principal amount at maturity of the 12.25% senior subordinated discount notes due 2008 of American Towers, Inc. (ATI), a wholly owned subsidiary of the Company (ATI Notes), and (2) a warrant to purchase 14.0953 shares of Class A common stock of the Company, for gross proceeds of approximately $420.0 million. Net proceeds from the offering aggregated approximately $397.0 million and were or will be used for the purposes described below under the Company’s Amended and Restated Loan Agreement.

The gross offering proceeds of approximately $420.0 million were allocated between the ATI Notes ($367.4 million) and the warrants ($52.6 million) based on their respective fair values. The value ascribed to the warrants is reflected as a discount to the ATI Notes in the accompanying June 30, 2003 balance sheet and will be accreted to interest expense utilizing the effective interest method over the term of the notes. As of June 30, 2003, the accreted value outstanding under the ATI Notes (net of the allocated fair value of the warrants) was $392.6 million.

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

The Company’s payment obligations under the ATI Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and substantially all of the Company’s and ATI’s wholly owned domestic

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

subsidiaries. The indenture governing the ATI Notes contains covenants that, among other things, limit the ability of ATI, the guarantors of the ATI Notes (other than the Company) and its subsidiaries to incur or guarantee additional indebtedness, create liens, pay dividends or make other equity distributions, enter into agreements restricting the restricted subsidiaries’ ability to pay dividends, purchase or redeem capital stock, make investments and sell assets or consolidate or merge with or into other companies. The ATI Notes rank junior in right of payment to all existing and future senior indebtedness, including all indebtedness outstanding under the credit facilities, and are structurally senior in right of payment to all other existing and future indebtedness of the Company (other than its guaranty of indebtedness outstanding under the credit facilities).

Amended and Restated Loan Agreement—In February 2003, the Company completed an amendment to its credit facilities. The Company also completed a subsequent amendment in July 2003 (see note 13). The February amendment provides for the following:

•	Prepayment of a Portion of Outstanding Term Loans. The Company prepaid an aggregate of $200.0 million of the term loans outstanding under the credit facilities from a portion of the net proceeds of the units offering completed in January 2003. This prepayment consisted of a $125.0 million prepayment of the term loan A and a $75.0 million prepayment of the term loan B, each to be applied to reduce future scheduled principal payments.

•	Reduction to Revolving Loan Commitments. The Company reduced its revolving credit facility by $225.0 million to a total commitment of $422.1 million.

•	Consent for Restricted Payments to Prepay or Repurchase the 2.25% Notes. The lenders under the credit facilities agreed to permit the Company to make payments of up to $217.0 million (consisting of the balance of the net proceeds of the units offering after prepayments of the term loans and cash on hand) to purchase its 2.25% convertible notes. To the extent that the $217.0 million is not used or required to purchase any of the 2.25% convertible notes, the Company may use any remaining proceeds through June 30, 2004 to purchase any indebtedness of the Company. Pending these payments, the $217.0 million is being held in a restricted account that is pledged to the lenders and, to the extent the Company does not use the funds in the account for such payments by June 30, 2004, the Company must use the remaining funds to prepay a portion of the term loans outstanding under the credit facilities. Taking into account the repurchases described below, the balance remaining in the restricted account was approximately $192.9 million as of June 30, 2003.

•	Leverage Ratio. The leverage ratio was amended to take into account the issuance of the ATI Notes and a new senior leverage ratio has been added.

•	Revolving Credit Facility Drawdowns. A provision has been added limiting future revolving credit facility drawdowns based on the Company’s cash on hand.

Loss from Write-off of Deferred Financing Fees and Existinguishment of Debt—In February 2003, in connection with the amendment described above, the Company recorded a $5.8 million loss from the write-off of deferred financing fees associated with the reduction in the Company’s overall borrowing capacity. Such loss is included in loss from write-off of deferred financing fees and extinguishment of debt in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2003.

2.25% Convertible Note Exchanges—During the six months ended June 30, 2003, the Company exchanged an aggregate of $73.9 million accreted value ($93.5 million face value) of its 2.25% convertible notes in exchange for an aggregate of 8,415,984 shares of Class A common stock and $24.8 million in restricted cash. These shares included an aggregate of 6,440,636 shares of Class A common stock issued to such holders in addition to the amounts issuable upon conversion of those notes as provided in the applicable indentures. The Company made these exchanges pursuant to negotiated transactions with a limited number of note holders.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

As a consequence of these exchanges, the Company recorded note conversion expense of approximately $35.8 million and $38.5 million in the three and six months ended June 30, 2003, respectively, which represents the fair market value of the shares of stock issued to the note holders in excess of the number of shares originally issuable upon conversion of the notes. As of June 30, 2003, the accreted value of the 2.25% convertible notes was approximately $140.1 million ($176.3 million face value).

6.    Restructuring

During the six months ended June 30, 2003, the Company made cash payments of approximately $1.3 million against its accrued restructuring liability. Such payments were as follows (in thousands):

	Liability as of January 1, 2003	Cash Payments	Liability as of June 30, 2003
Employee separations	$1,639	$801	$838
Lease terminations and other facility closing costs	1,993	546	1,447

Total	$3,632	$1,347	$2,285

There were no material changes in estimates related to the Company’s accrued restructuring liability during the six months ended June 30, 2003. The Company expects to pay the balance of the employee separation liabilities over the remainder of 2003. Additionally, the Company continues to negotiate certain lease terminations associated with its restructuring liability. Such liability is reflected in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

7.    Derivative Financial Instruments

During the six months ended June 30, 2003, the Company recorded an unrealized loss of approximately $0.3 million (net of a tax benefit of approximately $0.2 million) in other comprehensive loss for the change in fair value of cash flow hedges and reclassified $4.9 million (net of a tax benefit of $2.7 million) into results of operations. During the six months ended June 30, 2002, the Company recorded an unrealized loss in other comprehensive loss of approximately $5.3 million (net of a tax benefit of $2.8 million) and reclassified $10.4 million into results of operations (net of a tax benefit of $5.6 million). Hedge ineffectiveness resulted in no gain or loss for the six months ended June 30, 2003 and a loss of approximately $0.4 million for the six months ended June 30, 2002, which is recorded in loss on investments and other expense in the accompanying condensed consolidated statements of operations. The Company records the changes in fair value of its derivative instruments that are not accounted for as hedges in loss on investments and other expense. At June 30, 2003 and December 31, 2002, the fair value of the Company’s derivative instruments represented a liability of approximately $2.7 million and $15.5 million, respectively, and is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company estimates that approximately $1.0 million of derivative losses (net of tax benefit) included in other comprehensive loss will be reclassified into its statement of operations within the next twelve months.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

8.    Comprehensive Loss

Other comprehensive loss consists of derivative instruments accounted for as cash flow hedges (as discussed in note 7). The components of the Company’s comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(107,715)	$(101,168)	$(199,338)	$(735,558)
Other comprehensive loss, net of tax:
Derivative instruments:
Net change in fair value of cash flow hedges	(133)	(3,911)	(345)	(5,268)
Amounts reclassified into results of operations	1,530	4,930	4,929	10,404

Comprehensive loss	$(106,318)	$(100,149)	$(194,754)	$(730,422)

9.    Business Segments

The Company operates in two business segments: rental and management (RM) and network development services (Services). The RM segment provides for the leasing and subleasing of antennae sites on multi-tenant towers and other properties for a diverse range of customers primarily in the wireless communication and broadcast industries. The Services segment offers a broad range of services, including antenna and line installation, maintenance, construction, site acquisition, zoning, radio frequency engineering and network design.

The accounting policies applied in compiling segment information below are similar to those described in the Company’s 2002 Annual Report on Form 10-K. In evaluating financial performance, management focuses on operating profit (loss) which is defined as operating income (loss) from continuing operations, excluding depreciation and amortization, corporate general and administrative expense, restructuring expense, development expense and impairments and net loss on sale of long-lived assets. For reporting purposes the RM segment includes interest income, TV Azteca, net.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments as of and for the three and six months ended June 30, 2003 and 2002 is shown in the following table. The Other column below represents amounts excluded from specific segments, such as depreciation and amortization, corporate general and administrative expense, restructuring expense, development expense, impairments and net loss on sale of long-lived assets, interest income, interest expense, loss on investments and other expense, loss from write-off of deferred financing fees and extinguishment of debt, note conversion expense and minority interest in net earnings of subsidiaries. In addition, the Other column also includes corporate assets such as cash and cash equivalents, restricted cash and investments and certain tangible and intangible assets and income tax accounts that have not been allocated to specific segments, as well as assets held for sale.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Three Months Ended June 30, (in thousands)	RM	Services	Other	Total
2003
Revenues	$151,916	$26,306		$178,222
Operating profit (loss)	101,239	1,885	$(202,069)	(98,945)
Assets	4,403,441	134,740	1,038,071	5,576,252
2002
Revenues	$132,017	$33,820		$165,837
Operating profit (loss)	78,426	4,899	$(178,336)	(95,011)
Assets	4,726,633	132,922	1,250,755	6,110,310

Six Months Ended June 30, (in thousands)	RM	Services	Other	Total
2003
Revenues	$298,378	$44,769		$343,147
Operating profit (loss)	196,507	2,227	$(397,867)	(199,133)
Assets	4,403,441	134,740	1,038,071	5,576,252
2002
Revenues	$258,618	$70,805		$329,423
Operating profit (loss)	151,505	8,468	$(334,748)	(174,775)
Assets	4,726,633	132,922	1,250,755	6,110,310

10.    Information Presented Pursuant to the Indenture for the 9 3/8% Senior Notes

The following table sets forth information that is presented solely to address certain reporting requirements contained in the indenture for the Company’s 9 3/8% senior notes (senior notes). This information presents certain financial data of the Company on a consolidated basis and on a restricted group basis, as defined in the indenture governing the senior notes. All of the Company’s subsidiaries are part of the restricted group, except its wholly owned subsidiary Verestar. In December 2002, the Company committed to a plan to dispose of Verestar by sale by December 31, 2003. As a result of that plan, the results of operations related to Verestar have been included in loss from discontinued operations, net, in the accompanying condensed consolidated statements of operations and the assets and liabilities of Verestar are included in assets held for sale and liabilities held for sale, respectively, within the accompanying condensed consolidated balance sheets.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	Consolidated	Restricted Group	Consolidated	Restricted Group
	(In thousands)		(In thousands)
Statement of Operations Data:
Operating revenues	$178,222	$178,222	$343,147	$343,147

Operating expenses:
Rental and management	54,205	54,205	108,901	108,901
Network development services	24,421	24,421	42,542	42,542
Depreciation and amortization	80,770	80,770	161,150	161,150
Corporate general and administrative expense	5,962	5,962	11,997	11,997
Development expense	1,003	1,003	1,616	1,616
Impairments and net loss on sale of long-lived assets	8,036	8,036	11,732	11,732

Total operating expenses	174,397	174,397	337,938	337,938

Operating income from continuing operations	3,825	3,825	5,209	5,209

Interest income, TV Azteca, net	3,528	3,528	7,030	7,030
Interest income	1,930	1,930	2,856	2,856
Interest expense	(71,201)	(71,201)	(142,943)	(142,943)
Loss on investments and other expense	(402)	(402)	(25,599)	(25,599)
Loss from write-off of deferred financing fees and extinguishment of debt			(5,841)	(5,841)
Note conversion expense	(35,832)	(35,832)	(38,482)	(38,482)
Minority interest in net earnings of subsidiaries	(793)	(793)	(1,363)	(1,363)

Loss from continuing operations before income taxes	(98,945)	(98,945)	(199,133)	(199,133)
Income tax benefit	17,985	17,985	37,493	37,493

Loss from continuing operations	(80,960)	(80,960)	(161,640)	(161,640)
Loss from discontinued operations, net of tax	(26,755)	(12,783)	(37,698)	(17,310)

Net loss	$(107,715)	$(93,743)	$(199,338)	$(178,950)

	June 30, 2003
	Consolidated	Restricted Group
Balance Sheet Data:
Cash and cash equivalents (including restricted cash and investments)	$300,482	$300,482
Assets held for sale	153,521	28,291
Property and equipment, net	2,634,575	2,634,575
Total assets	5,576,252	5,451,022
Long-term obligations, including current portion	3,516,835	3,516,835
Liabilities held for sale	138,508	11,876
Total stockholders’ equity	1,685,806	1,685,806

11.    Acquisitions

During the six months ended June 30, 2003, the Company acquired 241 communication sites from NII Holdings, Inc. (NII) for an aggregate preliminary purchase price of approximately $40.9 million, bringing the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

total towers closed under its agreement with NII to 381 and the total cash paid to approximately $67.1 million. The Company has accounted for the acquisition of these towers under the purchase method of accounting.

Unaudited Pro Forma Operating Results—The unaudited pro forma results of operations for the three and six months ended June 30, 2003 and 2002 are not presented for comparative purposes due to the insignificant impact of the 2003 acquisitions (as described above) on the Company’s consolidated results of operations.

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

Acquisition Commitments—As of June 30, 2003, the Company was party to an agreement relating to the acquisition of tower assets from NII for an aggregate remaining purchase price of approximately $32.9 million.

Build-to-Suit Agreements—As of June 30, 2003, the Company was party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. Under the terms of the agreements, the Company is obligated to construct up to 1,000 towers over a three year period which includes 650 towers in Mexico and 350 towers in Brazil. During the six months ended June 30, 2003, the Company constructed six towers in Mexico. The Company is in the process of renegotiating several of these agreements to reduce its overall commitment; however, there can be no assurance that it will be successful in doing so.

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

In connection with the ATC Separation, the Company agreed to reimburse CBS for any tax liabilities incurred by American Radio as a result of the transaction. Upon completion of the final American Radio tax returns, the amount of these tax liabilities was determined and paid by the Company; however, the Company was obligated under a tax indemnification agreement with CBS to pay additional taxes that may occur. As of June 30, 2003, the federal statute of limitations has expired and the Company no longer has an obligation to indemnify CBS for federal taxes resulting from the transaction. Although not all of the state statutes of limitations have expired, the Company does not believe that any material state tax liabilities will be imposed. Accordingly, no amounts have been provided for in the condensed consolidated financial statements relating to this indemnification.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

13.    Subsequent Events

Amended Credit Facilities—In July 2003, the Company completed an amendment to the credit facilities primarily to facilitate the convertible notes offering and concurrent equity offering described below. The amendment permitted the Company to issue additional indebtedness so long as (i) 50% of the net proceeds of the first $200.0 million of such indebtedness is applied to prepay obligations under the credit facilities; and (ii) the remaining net proceeds (and 100% of the net proceeds from indebtedness in excess of $200.0 million, if any) are deposited into a restricted account (in which the lenders under the credit facilities have a security interest) for the purpose of refinancing outstanding indebtedness or further prepaying obligations under the credit facilities. Any net proceeds remaining in the restricted account no later than sixty days following the issuance of such indebtedness must be used to prepay obligations under the credit facilities. The repayment of the credit facilities provide for a reduction of the term loans and the revolving credit facility and result in a permanent reduction in revolving loan commitments to the extent the revolving loans are repaid. The amendment also permitted the Company to retain the net proceeds from the equity offering, provided that, to the extent not contributed as equity to the borrower subsidiaries under the credit facilities, such proceeds must be deposited in a restricted account (in which the lenders under the credit facilities have a security interest) to be applied by the Company to repurchase the outstanding indebtedness. Any balance remaining in the account twelve months after the closing of the offering must be contributed as equity to the borrower subsidiaries under the credit facilities.

3.25% Convertible Notes Offering—In August 2003, the Company completed a private placement of $175.0 million principal amount of 3.25% convertible notes (3.25% Notes), issued at 100% of their face amount. The Company also granted the initial purchasers a 30-day option to purchase an additional $35.0 million principal amount of the notes. The initial purchasers have exercised the additional purchase option in full, and the Company expects to receive the additional net proceeds of $33.9 million on August 18, 2003. The 3.25% Notes mature on August 1, 2010. Interest is payable semi-annually in arrears on February 1 and August 1 each year. The net proceeds of the 3.25% Notes offering, excluding amounts to be received from the initial purchasers’ additional purchase option, were approximately $168.8 million. The Company utilized $84.4 million of the net proceeds to refinance a portion of its outstanding indebtedness under its credit facilities and the remaining  $84.4 million was placed in a restricted account to fund repurchases of the Company’s 2.25% convertible notes and 5.0% convertible notes. As of August 11, 2003, all of the proceeds within this restricted account have been used to repurchase a portion of the Company’s convertible notes. See 2.25% convertible note and 5.0% convertible note repurchases below.

The Company expects to receive approximately $33.9 million from the exercise of the additional purchase option relating to the 3.25% Notes. Accordingly, $15.6 million will be applied to reduce indebtedness under the credit facilities, and the remaining $18.3 million will be held in a restricted account to fund additional purchases of other debt securities of its parent company, or to reduce further indebtedness under the credit facilities.

The 3.25% Notes are convertible at any time into shares of the Company’s Class A common stock at a conversion price of $12.22 per share, subject to certain adjustments. The Company may redeem the 3.25% Notes after August 6, 2008. The initial redemption price on the 3.25% Notes is 100.9% of the principal amount, subject to a ratable decline after August 1 of the following year to 100% of the principal amount in 2010. The 3.25% Notes rank equally with the 5.0% convertible notes, the 6.25% convertible notes, the 2.25% convertible notes and the 9 3/8% senior notes and are structurally and effectively junior to indebtedness outstanding under the credit facilities and the 12.25% senior subordinated discount notes.

Equity Offering—In August 2003, the Company completed a public equity offering of 14,260,000 shares of its Class A common stock, at $8.89 per share, including the underwriters’ exercise in full of an over-allotment

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

option to purchase 1,860,000 shares. The Company’s net proceeds of the offering were approximately $120.4 million, after deducting the underwriters’ discount and commissions and other expenses related to the offering. The Company placed the net proceeds in a restricted account, from which it will repurchase its outstanding debt securities or make equity contributions to the borrower subsidiaries as described above. In connection with this offering and the 3.25% convertible notes offering described above, the Company signed a lock-up agreement prohibiting it prior to November 4, 2003 from issuing shares of Class A common stock, except in limited circumstances, without the consent of the underwriters and initial purchasers.

2.25% Convertible Note and 5.0% Convertible Note Repurchases—From August 4, 2003 to August 11, 2003, the Company repurchased an aggregate of $37.0 million accreted value ($46.4 million face value) of its 2.25% convertible notes for approximately $37.3 million in restricted cash. In addition, the Company repurchased an aggregate of $68.3 million face amount of its 5.0% convertible notes for approximately $61.0 million in restricted cash. The Company repurchased these notes with the $84.4 million of proceeds from the 3.25% Notes offering and $13.9 million of restricted cash held at June 30, 2003. Giving effect to these repurchases, through August 11, 2003, the total accreted value outstanding under the 2.25% convertible notes was approximately $103.1 million ($129.9 million face value) and the total principal amount outstanding under the 5.0% convertible notes was approximately $381.7 million.

Voluntary Option Exchange Program—In August 2003, pursuant to an option exchange program, the Company accepted for surrender certain options to purchase an aggregate of 1,831,981 shares of its Class A common stock and agreed to issue options to purchase 1,221,321 shares of its Class A common stock in the first quarter of 2004, with an exercise price equal to the fair market value of its Class A common stock on the date of grant. The Company initiated this option exchange program in June 2003 (after receiving stockholder approval) and offered participation to both full and part-time employees of the Company and the Company’s eligible subsidiaries, excluding the Company’s executive officers and directors. This option exchange program calls for the grant (at least six months and one day from the surrender date) of new options to purchase two shares Class A common stock for every option to purchase three shares that is surrendered. No portion of any new options granted for surrendered options will be exercisable for an additional six months after the new grant date. At that time, the new options will become exercisable to the same extent that the options they replace would have been vested on that date had they not been exchanged.

14.    Subsidiary Guarantees

The Company’s payment obligations under the ATI Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and substantially all of the Company’s and ATI’s wholly owned domestic subsidiaries (collectively Restricted Guarantors). The ATI Notes and the subsidiary guarantees under the ATI Notes are subordinated to all indebtedness under the Company’s credit facilities.

The following condensed consolidating financial data illustrates the composition of ATI’s parent, ATI (the issuer of the ATI Notes), the combined guarantor subsidiaries under the ATI Notes and the non-guarantor subsidiaries. These statements have been prepared in accordance with the rules and requirements of the SEC and the requirements contained in the ATI Notes indenture. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information that would be useful in assessing the financial composition of the guarantors. No single guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the subsidiary guarantee other than its subordination to the Company’s credit facilities described above.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2003

(In Thousands)

			Guarantor	Non-Guarantor		Consolidated
	Parent	ATI	Subsidiaries	Subsidiaries	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$80,487	$1,860	$25,250		$107,597
Restricted cash and investments		192,885				192,885
Accounts receivable, net		49,174	317	8,413		57,904
Prepaid and other current assets	$7,556	47,481	92	5,061		60,190
Deferred income taxes	13,111			(64)		13,047
Assets held for sale			28,291	125,230		153,521

Total current assets	20,667	370,027	30,560	163,890		585,144

PROPERTY AND EQUIPMENT, NET		2,304,488	20,969	309,118		2,634,575
INTANGIBLE ASSETS, NET	38,175	1,576,487	9,513	64,737		1,688,912
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	3,075,883	30,163	431,604		$(3,537,650)
OTHER LONG-TERM ASSETS	412,746	145,687		109,188		667,621

TOTAL	$3,547,471	$4,426,852	$492,646	$646,933	$(3,537,650)	$5,576,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$140,123	$93,712		$411		$234,246
Accounts payable and accrued expenses	51,100	93,770	$(793)	7,824		151,901
Other current liabilities		36,663				36,663
Liabilities held for sale			11,876	126,632		138,508

Total current liabilities	191,223	224,145	11,083	134,867		561,318

LONG-TERM OBLIGATIONS	1,662,742	1,584,341		35,506		3,282,589
OTHER LONG-TERM LIABILITIES		29,822				29,822

Total liabilities	1,853,965	1,838,308	11,083	170,373		3,873,729

MINORITY INTEREST IN SUBSIDIARIES		226		16,491		16,717
STOCKHOLDERS’ EQUITY:
Common Stock	2,047					2,047
Additional paid-in capital	3,782,193	3,663,323	448,539	919,833	$(5,031,695)	3,782,193
Accumulated (deficit) earnings	(2,086,368)	(1,074,025)	33,024	(453,044)	1,494,045	(2,086,368)
Accumulated other comprehensive loss		(980)				(980)
Note receivable				(6,720)		(6,720)
Treasury stock	(4,366)					(4,366)

Total stockholders’ equity	1,693,506	2,588,318	481,563	460,069	(3,537,650)	1,685,806

TOTAL	$3,547,471	$4,426,852	$492,646	$646,933	$(3,537,650)	$5,576,252

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003

(In Thousands)

			Guarantor	Non-Guarantor		Consolidated
	Parent	ATI	Subsidiaries	Subsidiaries	Eliminations	Totals
Operating revenues		$154,449	$1,013	$22,760		$178,222
Operating expenses		155,941	767	17,689		174,397

Operating (loss) income from continuing operations		(1,492)	246	5,071		3,825

Other income (expense):
Interest income, TV Azteca, net				3,528		3,528
Interest income		1,861		69		1,930
Interest expense	$(36,502)	(34,274)		(425)		(71,201)
Other expense	(35,832)	(149)		(253)		(36,234)
Minority interest in earnings of subsidiaries				(793)		(793)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(45,074)	250	4,330		$40,494

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(117,408)	(33,804)	4,576	7,197	40,494	(98,945)
INCOME TAX BENEFIT (PROVISION)	9,693	10,706	(76)	(2,338)		17,985

(LOSS) INCOME FROM CONTINUING OPERATIONS	(107,715)	(23,098)	4,500	4,859	40,494	(80,960)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		533	(13,037)	(14,251)		(26,755)

NET (LOSS) INCOME	$(107,715)	$(22,565)	$(8,537)	$(9,392)	$40,494	$(107,715)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003

(In Thousands)

			Guarantor	Non-Guarantor		Consolidated
	Parent	ATI	Subsidiaries	Subsidiaries	Eliminations	Totals
Operating revenues		$299,214	$1,995	$41,938		$343,147
Operating expenses		304,466	1,563	31,909		337,938

Operating (loss) income from continuing operations		(5,252)	432	10,029		5,209

Other income (expense):
Interest income, TV Azteca, net				7,030		7,030
Interest income		2,737		119		2,856
Interest expense	$(73,839)	(68,219)		(885)		(142,943)
Other expense	(48,476)	(21,051)		(395)		(69,922)
Minority interest in earnings of subsidiaries				(1,363)		(1,363)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(96,448)	(2,926)	9,705		$89,669

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(218,763)	(94,711)	10,137	14,535	89,669	(199,133)
INCOME TAX BENEFIT (PROVISION)	19,425	21,950	(112)	(3,770)		37,493

(LOSS) INCOME FROM CONTINUING OPERATIONS	(199,338)	(72,761)	10,025	10,765	89,669	(161,640)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(534)	(12,790)	(24,374)		(37,698)

NET (LOSS) INCOME	$(199,338)	$(73,295)	$(2,765)	$(13,609)	$89,669	$(199,338)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2003

(In Thousands)

			Guarantor	Non-Guarantor	Consolidated
	Parent	ATI	Subsidiaries	Subsidiaries	Totals
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(69,388)	$100,284	$(3,071)	$22,762	$50,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(22,504)	(221)	(9,966)	(32,691)
Payments for acquisitions			(129)	(40,967)	(41,096)
Proceeds from sale of businesses and other long-term assets		49,148		28,169	77,317
Deposits, investments, and other long-term assets		(545)		1,180	635

Cash provided by (used for) investing activities		26,099	(350)	(21,584)	4,165

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 12.25% senior subordinated notes offering		419,884			419,884
Repayment of notes payable, credit facilities and capital leases	(24,846)	(253,389)		(3,564)	(281,799)
Deferred financing costs, restricted cash and other		(212,532)			(212,532)
Investments in and advances from (to) subsidiaries	94,234	(107,459)	4,525	8,700

Cash provided by (used for) financing activities	69,388	(153,496)	4,525	5,136	(74,447)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(27,113)	1,104	6,314	(19,695)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		107,600	756	18,936	127,292

CASH AND CASH EQUIVALENTS, END OF PERIOD		$80,487	$1,860	$25,250	$107,597

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2002

(In Thousands)

			Guarantor	Non-Guarantor		Consolidated
	Parent	ATI	Subsidiaries	Subsidiaries	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$107,600	$756	$18,936		$127,292
Accounts receivable, net		59,848		8,573		68,421
Prepaid and other current assets	$6,026	54,245	112	12,203		72,586
Deferred income taxes	13,111					13,111
Assets held for sale		39,026	44,601	220,075		303,702

Total current assets	19,137	260,719	45,469	259,787		585,112

PROPERTY AND EQUIPMENT, NET		2,399,937	21,894	275,154		2,696,985
INTANGIBLE ASSETS, NET	42,877	1,617,351	9,518	64,933		1,734,679
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	3,221,521	36,635	393,036		$(3,651,192)
OTHER LONG-TERM ASSETS	394,251	142,255		108,921		645,427

TOTAL	$3,677,786	$4,456,897	$469,917	$708,795	$(3,651,192)	$5,662,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$210,899	$58,589		$393		$269,881
Accounts payable and accrued expenses	51,539	113,944	$(794)	12,754		177,443
Other current liabilities		38,529		210		38,739
Liabilities held for sale		2,525	18,771	178,919		200,215

Total current liabilities	262,438	213,587	17,977	192,276		686,278

LONG-TERM OBLIGATIONS	1,662,741	1,480,297		35,618		3,178,656
OTHER LONG-TERM LIABILITIES		41,379				41,379

Total liabilities	1,925,179	1,735,263	17,977	227,894		3,906,313

MINORITY INTEREST IN SUBSIDIARIES		225		15,342		15,567
STOCKHOLDERS’ EQUITY
Common Stock	1,958					1,958
Additional paid-in capital	3,642,019	3,727,703	416,151	911,714	$(5,055,568)	3,642,019
Accumulated (deficit) earnings	(1,887,030)	(1,000,730)	35,789	(439,435)	1,404,376	(1,887,030)
Accumulated other comprehensive loss		(5,564)				(5,564)
Note receivable				(6,720)		(6,720)
Treasury stock	(4,340)					(4,340)

Total stockholders’ equity	1,752,607	2,721,409	451,940	465,559	(3,651,192)	1,740,323

TOTAL	$3,677,786	$4,456,897	$469,917	$708,795	$(3,651,192)	$5,662,203

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002

(In Thousands)

			Guarantor	Non-Guarantor		Consolidated
	Parent	ATI	Subsidiaries	Subsidiaries	Eliminations	Totals
Operating revenues		$148,319	$915	$16,603		$165,837
Operating expenses		167,393	907	12,957		181,257

Operating (loss) income from continuing operations		(19,074)	8	3,646		(15,420)

Other income (expense):
Interest income, TV Azteca, net				3,471		3,471
Interest income		748		26		774
Interest expense	$(37,276)	(27,625)		(636)		(65,537)
Other expense	(11,652)	(2,786)		(3,370)		(17,808)
Minority interest in earnings of subsidiaries				(491)		(491)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(65,987)	382	2,248		$63,357

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(114,915)	(48,355)	2,256	2,646	63,357	(95,011)
INCOME TAX BENEFIT (PROVISION)	13,747	13,694	(2)	(127)		27,312

(LOSS) INCOME FROM CONTINUING OPERATIONS	(101,168)	(34,661)	2,254	2,519	63,357	(67,699)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(18,049)	1,021	(16,441)		(33,469)

NET (LOSS) INCOME	$(101,168)	$(52,710)	$3,275	$(13,922)	$63,357	$(101,168)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002

(In Thousands)

			Guarantor	Non-Guarantor		Consolidated
	Parent	ATI	Subsidiaries	Subsidiaries	Eliminations	Totals
Operating revenues		$293,117	$1,749	$34,557		$329,423
Operating expenses		324,585	1,792	28,267		354,644

Operating (loss) income from continuing operations		(31,468)	(43)	6,290		(25,221)

Other income (expense):
Interest income, TV Azteca, net				6,900		6,900
Interest income		1,755		56		1,811
Interest expense	$(74,509)	(52,535)		(2,263)		(129,307)
Other expense	(13,292)	(10,024)		(4,908)		(28,224)
Minority interest in losses (earnings) of subsidiaries		1		(735)		(734)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(671,958)	837	5,159		$665,962

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(759,759)	(91,434)	5,116	5,340	665,962	(174,775)
INCOME TAX BENEFIT	24,201	25,405	12	409		50,027

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(735,558)	(66,029)	5,128	5,749	665,962	(124,748)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(19,946)	1,941	(30,187)		(48,192)

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(735,558)	(85,975)	7,069	(24,438)	665,962	(172,940)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT		(368,431)	(4,884)	(189,303)		(562,618)

NET (LOSS) INCOME	$(735,558)	$(454,406)	$2,185	$(213,741)	$665,962	$(735,558)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2002

(In Thousands)

			Guarantor	Non-Guarantor	Consolidated
	Parent	ATI	Subsidiaries	Subsidiaries	Totals
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(67,344)	$89,168	$3,166	$7,482	$32,472

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(103,221)	(823)	(27,221)	(131,265)
Payments for acquisitions		(17,901)		(3,750)	(21,651)
Proceeds from sale of businesses and other long term assets		20,029			20,029
Deposits, investments, and other long-term assets		(4,382)		(6,353)	(10,735)

Cash used for investing activities		(105,475)	(823)	(37,324)	(143,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities		160,000			160,000
Repayment of notes payable, credit facilities and capital leases		(3,539)		(99,309)	(102,848)
Deferred financing costs, restricted cash and other	47,511				47,511
Investments in and advances from (to) subsidiaries	19,833	(151,959)	(4,058)	136,184

Cash provided by (used for) financing activities	67,344	4,502	(4,058)	36,875	104,663

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(11,805)	(1,715)	7,033	(6,487)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		25,912	2,997	7,049	33,958

CASH AND CASH EQUIVALENTS, END OF PERIOD		$14,107	$1,282	$14,082	$29,471

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto, and the information set forth under the heading “Critical Accounting Policies” in our 2002 Form 10-K and our Current Report on Form 8-K dated July 28, 2003 (which conforms the presentation of information in our 2002 Form 10-K with the presentation reported in our March 31, 2003 Form 10-Q, reflecting our office building in Westwood, Massachusetts as a discontinued operation).

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

Results of Operations

Three Months Ended June 30, 2003 and 2002

	Three Months Ended		Amount of Increase (Decrease)	Percent Increase (Decrease)
	June 30,
	2003	2002
	(In thousands)
REVENUES:
Rental and management	$151,916	$132,017	$19,899	15%
Network development services	26,306	33,820	(7,514)	(22)

Total revenues	178,222	165,837	12,385	7

OPERATING EXPENSES:
Rental and management	54,205	57,062	(2,857)	(5)
Network development services	24,421	28,921	(4,500)	(16)
Depreciation and amortization	80,770	79,804	966	1
Corporate general and administrative expense	5,962	6,474	(512)	(8)
Restructuring expense		2,952	(2,952)	N/A
Development expense	1,003	1,027	(24)	(2)
Impairments and net loss on sale of long-lived assets	8,036	5,017	3,019	60

Total operating expenses	174,397	181,257	(6,860)	(4)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $371 and $373, respectively	3,528	3,471	57	2
Interest income	1,930	774	1,156	149
Interest expense	(71,201)	(65,537)	5,664	9
Loss on investments and other expense	(402)	(17,808)	(17,406)	(98)
Note conversion expense	(35,832)		35,832	N/A
Minority interest in net earnings of subsidiaries	(793)	(491)	302	62
Income tax benefit	17,985	27,312	(9,327)	(34)
Loss from discontinued operations, net	(26,755)	(33,469)	(6,714)	(20)

Net loss	$(107,715)	$(101,168)	$6,547	6%

Total Revenues

Total revenues for the three months ended June 30, 2003 were $178.2 million, an increase of $12.4 million from the three months ended June 30, 2002. The increase resulted from an increase in rental and management revenues of $19.9 million, offset by a decrease in network development services revenue of $7.5 million.

Rental and Management Revenue

Rental and management revenue for the three months ended June 30, 2003 was $151.9 million, an increase of $19.9 million from the three months ended June 30, 2002. The increase resulted primarily from adding additional broadband tenants to towers that existed as of July 1, 2002 and, to a lesser extent, from revenue generated on the approximately 570 towers acquired and constructed subsequent to July 1, 2002.

We continue to believe that our leasing revenue, which drives our core business, is likely to grow more rapidly than revenue from our network development services segment due to our expected increase in utilization of existing tower capacity. In addition, we believe that the majority of our leasing activity will continue to come from broadband type customers.

Network Development Services Revenue

Network development services revenue for the three months ended June 30, 2003 was $26.3 million, a decrease of $7.5 million from the three months ended June 30, 2002. The decline in revenue during the second quarter 2003 resulted primarily from decreases in revenue related to construction management, antennae installation, tower maintenance services and radio frequency engineering services, resulting from lower levels of construction activity and reduced demand for related services in the wireless telecommunications industry.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2003 were $174.4 million, a decrease of $6.9 million from the three months ended June 30, 2002. The decrease was attributable to decreased expenses in our network development services segment of $4.5 million, decreased expenses in our rental and management segment of $2.9 million and decreases in restructuring and corporate general and administrative expenses of $3.0 million and $0.5 million, respectively. These decreases were offset by increases in depreciation and amortization expense of $1.0 million and impairments and net loss on sale of long-lived assets of $3.0 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the three months ended June 30, 2003 was $54.2 million, a decrease of $2.9 million from the three months ended June 30, 2002. The decrease primarily resulted from cost reduction efforts in administrative and operational functions, driven by the restructuring initiatives that we completed in 2002.

Rental and management segment profit for the three months ended June 30, 2003 was $101.2 million, an increase of $22.8 million from the three months ended June 30, 2002. The increase resulted primarily from incremental revenues and operating profit from existing towers and newly acquired and constructed towers, coupled with the cost reduction efforts in administrative and operational functions discussed above.

Network Development Services Expense/Segment Profit

Network development services expense for the three months ended June 30, 2003 was $24.4 million, a decrease of $4.5 million from the three months ended June 30, 2002. The majority of the decrease was due to an overall decline in demand for the services performed by this segment, as discussed above, coupled with decreases in overhead and related infrastructure costs.

Network development services segment profit for the three months ended June 30, 2003 was $1.9 million, a decrease of $3.0 million from the three months ended June 30, 2002. The decrease resulted primarily from a decline in revenue, as discussed above, partially offset by a reduction in personnel, overhead and infrastructure costs.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2003 was $80.8 million, an increase of $1.0 million from the three months ended June 30, 2002. The increase resulted primarily from an increase in depreciation expense related to our acquisition/construction of approximately $157.7 million of property and equipment from July 1, 2002 to June 30, 2003.

Corporate General and Administrative Expense

Corporate general and administrative expense for the three months ended June 30, 2003 was $6.0 million, a decrease of $0.5 million from the three months ended June 30, 2002. The majority of the decrease is a result of cost reduction efforts in our personnel and information technology functions.

Restructuring Expense

In November 2001, we announced a restructuring of our organization to include a reduction in the scope of our tower development and acquisition activities and the centralization of certain operational and administrative functions. During the first quarter of 2002, we committed to and implemented additional restructuring initiatives related to the consolidation of operations. As a result of these initiatives, during the three months ended June 30, 2002, we incurred employee separation costs associated with the termination of approximately 185 employees (primarily development and administrative), as well as costs associated with the termination of lease obligations and other incremental facility closing costs aggregating $3.0 million. As of December 31, 2002, we completed our restructuring initiatives to consolidate operations and do not expect future charges associated with this restructuring. As a result, there were no similar charges in the three months ended June 30, 2003.

Impairments and Net Loss on Sale of Long-Lived Assets

Impairments and net loss on sale of long-lived assets for the three months ended June 30, 2003 was $8.0 million, an increase of $3.0 million from the three months ended June 30, 2002. The increase was attributable to both impairment charges and incurred losses with respect to sales of certain of our non-core tower and other assets for the three months ended June 30, 2003.

Interest Income

Interest income for the three months ended June 30, 2003 was $1.9 million, an increase of $1.2 million from the three months ended June 30, 2002. The increase is primarily related to interest earned on restricted cash and investments and, to a lesser extent, cash on-hand.

Interest Expense

Interest expense for the three months ended June 30, 2003 was $71.2 million, an increase of $5.7 million from the three months ended June 30, 2002. The majority of the increase resulted from interest expense on our ATI Notes, which we issued in January 2003, partially offset by a net decrease in interest expense on our credit facilities, which resulted primarily from repayments.

Loss on Investments and Other Expense

Loss on investments and other expense for the three months ended June 30, 2003 was $0.4 million, a decrease of $17.4 million from the three months ended June 30, 2002. The decrease resulted primarily from decreased impairment and equity losses on our investments of $12.7 million, coupled with a net decrease in foreign currency transaction losses.

Note Conversion Expense

During the three months ended June 30, 2003, we exchanged an aggregate of $70.7 million accreted value ($89.5 million face value) of our 2.25% convertible notes in exchange for an aggregate of 7,815,742 shares of our Class A common stock and $24.8 million in restricted cash. As a consequence of these negotiated exchanges with our note holders, we recorded a non-cash charge of $35.8 million. This charge primarily represents the fair value of shares issued to the note holders in excess of the number of shares originally issuable upon conversion of the notes. We incurred no similar charge for the three months ended June 30, 2002.

Income Tax Benefit

The income tax benefit for the three months ended June 30, 2003 was $18.0 million, a decrease of $9.3 million from the three months ended June 30, 2002. The effective tax rate was 18.2% for the three months ended June 30, 2003, as compared to 28.7% for the three months ended June 30, 2002. The primary reason for the decrease in the effective tax rate is a result of non-deductible note conversion expense. The effective tax rate on loss from continuing operations for the three months ended June 30, 2003 and 2002 differs from the statutory rate due primarily to valuation allowances related to our state net operating losses, capital losses, foreign items and non-deductible note conversion expense.

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At June 30, 2003, we have provided a valuation allowance primarily related to state net operating loss carryforwards, capital loss carryforwards and the lost tax benefit and costs associated with implementing our tax planning strategy. We have not provided a valuation allowance for the remaining deferred tax assets, primarily federal net operating loss carryforwards, as management believes that we will have sufficient time to realize these assets during the carryforward period.

We intend to recover a portion of our deferred tax asset from our tax planning strategy to accelerate the utilization of certain federal net operating losses. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets as of June 30, 2003 will be dependent upon our ability to generate approximately $900.0 million in taxable income from July 1, 2003 to June 30, 2023. If we are unable to generate sufficient taxable income in the future, or accelerate the utilization of losses as contemplated in our tax planning strategy, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

In June 2003, we filed an income tax refund claim with the IRS relating to net operating losses that we generated in 1998, 1999 and 2001. We plan to file a similar claim in September 2003 with respect to net operating losses generated in 2002. We anticipate receiving a refund of approximately $90.0 million as a result of these claims, which will monetize a portion of our deferred tax asset. We estimate recovery of these amounts within one to three years of the dates the claims are filed with the IRS. There can be no assurances, however, with respect to the specific amount and timing of the refund.

Loss from Discontinued Operations, Net

In June 2003, we committed to a plan to sell Kline by June 30, 2004. In May 2003, we consummated the sale of an office building in Westwood, Massachusetts. In February, 2003, pursuant to our plan to sell Verestar, we sold MTN, a subsidiary of Verestar. In January 2003, we sold Flash Technologies. In December 2002, we consummated the sale of the building in Boston, Massachusetts where we maintain our corporate headquarters. Finally, in July 2002, we consummated the sale of MTS Components. Accordingly, we have presented the results of these operations, $(2.1 million) and $(17.6 million), net of tax, within loss from discontinued operations, net, in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2003 and 2002, respectively.

In addition to the above, the net loss on disposal of discontinued operations for the three months ended June 30, 2003 also includes: (a) a non-cash charge of $12.9 million (net of a tax benefit) to impair Kline’s net assets to the estimated proceeds expected upon disposal; and (b) a non-cash charge of approximately $12.0 million to reduce the carrying value of Verestar’s remaining net assets to zero, as estimated proceeds upon disposal of the remaining net assets are expected to be minimal. The net loss on disposal of discontinued operations for the three months ended June 30, 2002 represents the estimated loss on the disposition of MTS Components of approximately $15.9 million, net of a tax benefit.

As of June 30, 2003, we have two businesses, Verestar and Kline, whose disposals are still pending transactions. We expect to sell the remaining portion of Verestar by December 31, 2003 and Kline by June 30, 2004.

Six Months Ended June 30, 2003 and 2002

	Six Months Ended		Amount of Increase (Decrease)	Percent Increase (Decrease)
	June 30,
	2003	2002
	(In thousands)
REVENUES:
Rental and management	$298,378	$258,618	$39,760	15%
Network development services	44,769	70,805	(26,036)	(37)

Total revenues	343,147	329,423	13,724	4

OPERATING EXPENSES:
Rental and management	108,901	114,013	(5,112)	(4)
Network development services	42,542	62,337	(19,795)	(32)
Depreciation and amortization	161,150	154,439	6,711	4
Corporate general and administrative expense	11,997	13,303	(1,306)	(10)
Restructuring expense		5,774	(5,774)	N/A
Development expense	1,616	3,467	(1,851)	(53)
Impairments and net loss on sale of long-lived assets	11,732	1,311	10,421	795

Total operating expenses	337,938	354,644	(16,706)	(5)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $747 and $746, respectively	7,030	6,900	130	2
Interest income	2,856	1,811	1,045	58
Interest expense	(142,943)	(129,307)	13,636	11
Loss on investments and other expense	(25,599)	(19,355)	6,244	32
Loss from write-off of deferred financing and extinguishment of debt	(5,841)	(8,869)	(3,028)	(34)
Note conversion expense	(38,482)		38,482	N/A
Minority interest in net earnings of subsidiaries	(1,363)	(734)	629	86
Income tax benefit	37,493	50,027	(12,534)	(25)
Loss from discontinued operations, net	(37,698)	(48,192)	(10,494)	(22)
Cumulative effect of change in accounting principle, net		(562,618)	(562,618)	N/A

Net loss	$(199,338)	$(735,558)	$(536,220)	(73)%

Total Revenues

Total revenues for the six months ended June 30, 2003 were $343.1 million, an increase of $13.7 million from the six months ended June 30, 2002. The increase resulted from an increase in rental and management revenue of $39.8 million, offset by a decrease in network development services revenues of $26.0 million.

Rental and Management Revenue

Rental and management revenue for the the six months ended June 30, 2003 was $298.4 million, an increase of $39.8 million from the six months ended June 30, 2002. The increase resulted primarily from adding additional broadband tenants to towers that existed as of July 1, 2002 and, to a lesser extent, from revenue generated on the approximately 570 towers acquired and constructed subsequent to July 1, 2002.

We continue to believe that our leasing revenue, which drives our core business, is likely to grow more rapidly than revenue from our network development services segment due to our expected increase in utilization of existing tower capacity. In addition, we believe that the majority of our leasing activity will continue to come from broadband type customers.

Network Development Services Revenue

Network development services revenue for the six months ended June 30, 2003 was $44.8 million, a decrease of $26.0 million from the six months ended June 30, 2002. The significant decline in revenue during the first half of 2003 resulted primarily from decreases in revenue related to construction management, antennae installation, tower maintenance services and radio frequency engineering services, resulting from lower levels of construction activity and reduced demand for related services in the wireless telecommunications industry.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2003 were $337.9 million, a decrease of $16.7 million from the six months ended June 30, 2002. The principal component of the decrease was attributable to expense decreases in our network development services segment of $19.8 million. The remaining components of the decrease were attributable to expense decreases in rental and management segment of $5.1 million, as well as decreases in corporate general and administrative expense of $1.3 million, restructuring expense of $5.8 million and development expense of $1.9 million. These decreases were offset by increases in depreciation and amortization expense of $6.7 million and impairments and net loss on sale of long-lived assets of $10.4 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the six months ended June 30, 2003 was $108.9 million, a decrease of $5.1 million from the six months ended June 30, 2002. The decrease primarily resulted from cost reduction efforts in administrative and operational functions, driven primarily by the restructuring initiatives that we completed in 2002.

Rental and management segment profit for the six months ended June 30, 2003 was $196.5 million, an increase of $45.0 million from the six months ended June 30, 2002. The increase resulted primarily from incremental revenues and operating profit from existing towers and newly acquired and constructed towers, coupled with cost reduction efforts in administrative and operational functions discussed above.

Network Development Services Expense/Segment Profit

Network development services expense for the six months ended June 30, 2003 was $42.5 million, a decrease of $19.8 million from the six months ended June 30, 2002. The majority of the decrease was due to an overall decline in demand for the services performed by this segment, as discussed above, coupled with decreases in overhead and related infrastructure costs.

Network development services segment profit for the six months ended June 30, 2003 was $2.2 million, a decrease of $6.2 million from the six months ended June 30, 2002. The decrease resulted primarily from a decline in revenue, as discussed above, partially offset by a reduction in personnel, overhead and infrastructure costs.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2003 was $161.2 million, an increase of $6.7 million from the six months ended June 30, 2002. The increase resulted primarily from an increase in depreciation expense related to our acquisition/construction of approximately $157.7 million of property and equipment from July 1, 2002 to June 30, 2003.

Corporate General and Administrative Expense

Corporate general and administrative expense for the six months ended June 30, 2003 was $12.0 million, a decrease of $1.3 million from the six months ended June 30, 2002. The majority of the decrease is a result of cost reduction efforts in personnel and information technology.

Restructuring Expense

In November 2001, we announced a restructuring of our organization to include a reduction in the scope of our tower development and acquisition activities and the centralization of certain operational and administrative functions. During the six months ended June 30, 2002, we committed to and implemented additional restructuring initiatives related to the consolidation of operations. As a result of these initiatives, during the six months ended June 30, 2002, we incurred employee separation costs associated with the termination of approximately 370 employees (primarily development and administrative), as well as costs associated with the termination of lease obligations and other incremental facility closing costs aggregating $5.8 million. As of December 31, 2002, we completed our restructuring initiatives to consolidate operations and do not expect future charges associated with those initiatives. As a result, we recorded no similar charges in the six months ended June 30, 2003.

Development Expense

Development expense for the six months ended June 30, 2003 was $1.6 million, a decrease of $1.9 million from the six months ended June 30, 2002. This decrease resulted primarily from reduced expenses related to tower site inspections and related data gathering and costs to integrate tower acquisitions as a result of our curtailed acquisition and development related activities.

Impairments and Net Loss on Sale of Long-Lived Assets

Impairments and net loss on sale of long-lived assets for the six months ended June 30, 2003 was $11.7 million, an increase of $10.4 million from the six months ended June 30, 2002. The increase was attributable to both impairment charges and incurred losses on sales with respect to certain of our non-core tower and other assets for the six months ended June 30, 2003.

Interest Income

Interest income for the six months ended June 30, 2003 was $2.9 million, an increase of $1.0 million from the six months ended June 30, 2002. The increase is primarily related to the interest earned on restricted cash and investments and, to a lesser extent, cash on hand.

Interest Expense

Interest expense for the six months ended June 30, 2003 was $142.9 million, an increase of $13.6 million from the six months ended June 30, 2002. The majority of the increase, approximately $25.2 million, resulted from interest expense on our ATI Notes, which we issued in January 2003, partially offset by a net decrease in interest expense on our credit facilities as a result of repayments.

Loss on Investments and Other Expense

Loss on investments and other expense for the six months ended June 30, 2003 was $25.6 million, an increase of $6.2 million from the six months ended June 30, 2002. The increase resulted primarily from increased impairment and equity losses on our investments of $4.6 million, coupled with fees and expenses incurred in connection with a financing transaction that we did not consummate as a result of our ATI Notes offering. These increases were partially offset by decreased foreign currency transaction losses.

Loss from Write-Off of Deferred Financing Fees and Extinguishment of Debt

In February 2003, we amended our credit facilities which provided for the prepayment of $200.0 million of our term loans from a portion of the net proceeds from our ATI Notes offering and reduced the borrowing capacity of our revolving loan commitment under our credit facilities by $225.0 million. As a result, for the six months ended June 30, 2003, we recorded a $5.8 million loss from write-off of deferred financing fees associated with the reduction in our overall borrowing capacity.

In February 2002, we repaid $95.0 million outstanding under our Mexican credit facility with borrowings under our credit facilities. As a result of such repayment, for the six months ended June 30, 2002, we expensed approximately $1.7 million of deferred financing fees. In addition, in January 2002, we terminated the $250.0 million multi-draw term loan C component of our credit facilities and recorded a non-cash charge of approximately $7.2 million related to the write-off of the related deferred financing fees. The total of these charges, $8.9 million, represents our loss from write-off of deferred financing fees and extinguishment of debt for the six months ended June 30, 2002.

Note Conversion Expense

During the six months ended June 30, 2003, we exchanged an aggregate of $73.9 million accreted value ($93.5 million face value) of our 2.25% convertible notes in exchange for an aggregate of 8,415,984 shares of our Class A common stock and $24.8 million in restricted cash. As a consequence of these negotiated exchanges with our note holders, we recorded a non-cash charge of $38.5 million. This charge primarily represents the fair value of shares issued to the note holder in excess of the number of shares originally issuable upon conversion of the notes. We incurred no similar charge for the six months ended June 30, 2002.

Income Tax Benefit

The income tax benefit for the six months ended June 30, 2003 was $37.5 million, a decrease of $12.5 million from the six months ended June 30, 2002. The effective tax rate was 18.8% for the six months ended June 30, 2003, as compared to 28.6% for the six months ended June 30, 2002. The primary reason for the decrease in the effective tax rate is a result of the increase in the valuation allowance for capital losses incurred in the first quarter of 2003, and non-deductible note conversion expense. The effective tax rate on loss from continuing operations for the six months ended June 30, 2003 and 2002 differs from the statutory rate due primarily to valuation allowances related to our state net operating losses, capital losses, foreign items and non-deductible note conversion expense.

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At June 30, 2003, we have provided a valuation allowance primarily related to state net operating loss carryforwards, capital loss carryforwards and the lost tax benefit and costs associated with implementing our tax planning strategy. We have not provided a valuation allowance for the remaining deferred tax assets, primarily federal net operating loss carryforwards, as management believes that we will have sufficient time to realize these assets during the carryforward period.

We intend to recover a portion of our deferred tax asset from our tax planning strategy to accelerate the utilization of certain federal net operating losses. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets as of June 30, 2003 will be dependent upon our ability to generate approximately $900.0 million in taxable income from July 1, 2003 to June 30, 2023. If we are unable to generate sufficient taxable income in the future, or accelerate the utilization of losses as contemplated in our tax planning strategy, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

In June 2003, we filed an income tax refund claim with the IRS relating to net operating losses that we generated in 1998, 1999 and 2001. We plan to file a similar claim in September 2003, with respect to net operating losses generated in 2002. We anticipate receiving a refund of approximately $90.0 million as a result of these claims, which will monetize a portion of our deferred tax asset. We estimate recovery of these amounts within one to three years of the dates the claims are filed with the IRS. There can be no assurances, however, with respect to the specific amount and timing of the refund.

Loss from Discontinued Operations, Net

In June 2003, we committed to a plan to sell Kline by June 30, 2004. In May 2003, we consummated the sale of an office building in Westwood, Massachusetts. In February, 2003, pursuant to our plan to sell Verestar, we sold MTN, a subsidiary of Verestar. In January 2003, we sold Flash Technologies. In December 2002, we consummated the sale of the building in Boston, Massachusetts where we maintain our corporate headquarters. Finally, in July 2002, we consummated the sale of MTS Components. Accordingly, we have presented the results of these operations $(9.0 million) and $(32.3 million), net of tax, as loss from discontinued operations, net, in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2003 and 2002, respectively.

In addition to the above, the net loss on disposal of discontinued operations for the six months ended June 30, 2003 also includes: (a) a non-cash charge of $12.9 million (net of a tax benefit) to impair Kline’s net assets to the estimated proceeds expected upon disposal; (b) a non-cash charge of approximately $12.0 million to reduce the carrying value of Verestar’s remaining net assets to zero, as estimated proceeds upon disposal of the remaining net assets are expected to be minimal; (c) a $4.0 million net loss on the disposal of the office building in Westwood, Massachusetts; and (d) a $0.5 million gain on the sale of Flash Technologies. The net loss on disposal of discontinued operations for the six months ended June 30, 2002 represents the estimated loss on the disposition of MTS Components of approximately $15.9 million, net of a tax benefit.

As of June 30, 2003, we have two businesses, Verestar and Kline, whose disposals are still pending transactions. We expect to sell the remaining portion of Verestar by December 31, 2003 and Kline by June 30, 2004.

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

Liquidity and Capital Resources

Liquidity Overview

Our primary sources of liquidity have been internally generated funds from operations, borrowings under our credit facilities, proceeds from equity and debt offerings, cash on hand and, to a lesser extent, proceeds from the sale of non-core assets. We have used those funds to meet our operating, financing and capital requirements, which consist primarily of operational needs, debt service and capital expenditures for tower maintenance, construction and acquisitions.

In August 2003, we raised net proceeds of approximately $289.2 million through a private placement of $175.0 million principal amount of our 3.25% convertible notes due 2010 and a public equity offering of approximately 14.3 million shares of our Class A common stock (including the exercise in full of the underwriters’ over-allotment option for approximately 1.9 million shares). We also granted the initial purchasers’ of the 3.25% convertible notes offering a 30-day option to purchase an additional $35.0 million in principal amount of the notes, which, if exercised in full, would result in additional net proceeds to us of approximately

$33.9 million. The initial purchasers have exercised the additional purchase option in full, and we expect to receive the additional net proceeds on August 18, 2003. In connection with these offerings, we signed a lock-up agreement prohibiting us prior to November 4, 2003 from issuing shares of Class A common stock, except in limited circumstances, without the consent of the underwriters and initial purchasers.

Of the total net proceeds raised in these offerings, we have applied $84.4 million of the 3.25% convertible notes proceeds to reduce indebtedness under the credit facilities, applied the remaining $84.4 million of the 3.25% convertible notes proceeds to repurchase a portion of our 2.25% convertible notes and 5.0% convertible notes and placed the $120.4 million of equity proceeds in a restricted account. With respect to the approximately $33.9 million of additional net proceeds we expect to receive from the exercise of the additional purchase option relating to the 3.25% convertible notes, $15.6 million will be applied to reduce indebtedness under the credit facilities, and the remaining $18.3 million will be held in another restricted account to fund additional purchases of other debt securities of our parent company, or to reduce further indebtedness under the credit facilities.

From August 4, 2003 to August 11, 2003, we utilized the remaining $84.4 million of the proceeds from the 3.25% convertible notes offering and $13.9 million of restricted cash held at June 30, 2003 to repurchase  $37.0 million accreted value of our 2.25% convertible notes ($46.4 million face value) for approximately  $37.3 million and $68.3 million face value of our 5.0% convertible notes for approximately $61.0 million. We expect to use the net proceeds of our equity offering of approximately $120.4 million to fund additional repurchases of other debt securities of our parent company, or we may contribute as equity the remaining proceeds to our borrower subsidiaries under the credit facilities. Pursuant to an amendment to the credit facilities in July 2003, these funds are held in a restricted account for these purposes.

Uses of Liquidity

Our principal uses of liquidity, in addition to funding operations, are debt service and capital expenditures for tower maintenance, construction and acquisitions.

Debt Service.    As of June 30, 2003, we had outstanding debt of approximately $3.5 billion, consisting of the following:

•	Credit facilities – $1.3 billion;

•	Senior notes – $1.0 billion;

•	Convertible notes, net of discount – $802.9 million;

•	ATI Notes, net of discount – $392.6 million; and

•	Other – $63.1 million (primarily capital leases and notes payable)

After giving effect to the $175.0 million 3.25% convertible notes offering, the repayment of $84.4 million of borrowings under our credit facilities and repurchases of our 2.25% convertible notes and 5.0% convertible notes from proceeds of the 3.25% convertible notes offering in August 2003, approximately $1.2 billion would be outstanding under our credit facilities and $3.5 billion of total consolidated debt would be outstanding as of June 30, 2003.

Certain of our debt instruments require us to make current interest payments and all of our debt instruments require us to make significant principal payments at their respective maturities. In addition, in the case of our credit facilities, we must make scheduled amortization payments in increasing amounts designed to repay the loans at maturity. During 2003, we are required to repay approximately $52.4 million of the amended term loans and have paid approximately $27.2 million during the six months ended June 30, 2003.

Prior to maturity, there are no mandatory redemption provisions for cash in the senior notes, the convertible notes or the ATI Notes. With the exception of the 3.25% convertible notes, the holders of the convertible notes, however, have the right to require us to repurchase their notes on specified dates prior to maturity, but we may at our election pay the repurchase price in cash or by issuing shares of our Class A common stock, subject to certain conditions in the applicable indenture and the terms of the lock-up agreement relating to our August 2003 offerings. Our credit facilities restrict our ability to repurchase convertible notes for cash, except that we may repurchase convertible notes using the remaining funds in the restricted account relating to the 12.25% senior subordinated discount notes offering and the restricted account relating to the Class A common stock offering in August 2003. If, on June 30, 2004, any balance exists in the restricted account relating to the 12.25% senior subordinated discount notes offering, we must apply such balance to reduce the terms loans outstanding under the credit facilities. If, on August 4, 2004, any balance exists in the restricted account relating to the Class A common stock offering, we must contribute as equity such balance to our borrower subsidiaries under the credit facilities.

Summary of Debt Repurchases. From January 1, 2003 through August 11, 2003, we repurchased an aggregate of $110.9 million accreted value ($140.0 million face value) of our 2.25% convertible notes in exchange for 8,415,984 shares of our Class A common stock and approximately $62.1 million in cash from the restricted accounts described above. From August 4, 2003 to August 11, 2003 we repurchased $68.3 million face value of our 5.0% convertible notes for approximately $61.0 million in cash from the restricted accounts described above.

Tower Construction, Improvements and Acquisition Needs.    We have significantly reduced our planned level of tower construction, improvements and acquisitions for 2003 from prior years. As a result, we anticipate that our liquidity needs for new tower development and acquisitions during 2003 will be significantly less than in previous periods.

•	Construction and Improvements. In 2003, we expect to build approximately 100 communications towers and expect total capital expenditures for construction and improvements to be between $48.0 million and $56.0 million.

•	Acquisitions. As of June 30, 2003 we had closed approximately $67.1 million of the $100.0 million NII Holdings Inc. tower acquisition, including approximately $10.6 million in the second quarter of 2003. We expect to close the remaining $32.9 million of the NII Holdings Inc. acquisition in stages throughout the remainder of 2003.

Sources of Liquidity

Cash on Hand.    As of June 30, 2003, we had approximately $107.6 million in cash on hand and $192.9 million of restricted cash and investments. Giving effect to the August 2003 offerings and the convertible note repurchases occurring through August 11, 2003, the balances in the restricted cash accounts relating to the 12.25% senior subordinated discount notes offering and the August 2003 equity offering were $179.0 million and $120.4 million, respectively.

Credit Facilities.    As of June 30, 2003, we had drawn $157.1 million of the $422.1 million revolving line of credit under our credit facilities (the only component of our credit facilities which is not fully drawn). We also had outstanding letters of credit of $27.2 million as of June 30, 2003. Availability under our revolving credit facility as of June 30, 2003, was, therefore, $237.8 million. After giving effect to the repayment of $84.4 million from proceeds from the 3.25% convertible notes offering and the related permanent reduction of revolving loan commitments, approximately $125.1 million would be outstanding under the revolving credit facility and total availability under our revolving credit facility would remain at $237.8 million as of June 30, 2003.

Cash Generated by Operations.    We expect our cash flow needs by segment for 2003 to be as follows (excluding cash requirements to fund debt service, as interest expense is not allocated to our segments). Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2003 in excess of their cash needs for operations and capital expenditures. We expect to use the excess cash generated from these segments principally to service our debt. Effective December 31, 2002, we committed to a plan to dispose of our satellite and fiber network access services segment. Accordingly, these operations are reflected as discontinued operations in our consolidated financial statements. We believe the businesses in our former satellite and fiber network access services segment will be funded out of its existing cash on hand, working capital and a limited amount of funds from the Company. In addition, we currently provide financial guarantees of approximately $10.0 million for certain Verestar contractual obligations. Depending on the terms of any disposition, we may continue to be obligated with respect to those guarantees.

Offerings.     In August 2003, we completed a public offering of approximately 14.3 million shares of Class A common stock (including the exercise in full of the underwriters’ over-allotment option to purchase approximately 1.9 million shares) at $8.89 per share for net proceeds of approximately $120.4 million, after deducting underwriters’ discounts and commissions and other expenses related to the offering. Concurrently, we also completed a separate private placement of $175.0 million principal amount of our 3.25% convertible notes due 2010 for net proceeds of approximately $168.8 million, after deducting initial purchasers’ discounts and commissions and other expenses related to the offering. We also granted the initial purchasers a 30-day option from the closing date (August 4, 2003) to purchase an additional $35.0 million in principal amount of the notes, which if exercised in full would result in additional net proceeds to us of approximately $33.9 million. The initial purchasers have exercised the additional purchase option in full, and we expect to receive the additional net proceeds on August 18, 2003.

Divestiture Proceeds.    We are continuing to pursue strategic divestitures of non-core assets in an effort to enhance efficiency and increase our focus on our core tower operations. From January 1, 2003 through June 30, 2003, we received cash proceeds of approximately $77.3 million in non-core asset sales related to (a) a Verestar subsidiary, (b) Flash Technologies, (c) office buildings in Schaumburg, Illinois and Westwood, Massachusetts and (d) non-core towers and related assets. Proceeds from those and any future transactions have and will be used, to the extent permitted under our credit facilities and mortgages, to fund capital expenditures for tower construction and acquisitions. We anticipate receiving approximately $30.0 million of proceeds from additional sales of non-core assets during the remainder of 2003.

Cash Flows Summary

For the six months ended June 30, 2003, cash flows provided by operating activities were $50.6 million, as compared to $32.5 million for the six months ended June 30, 2002. The increase is primarily due to an increase in cash flow generated from our rental and management segment.

For the six months ended June 30, 2003, cash flows provided by investing activities were $4.2 million, as compared to $143.6 million used for investing activities for the six months ended June 30, 2002. This change is primarily due to a decrease in cash expended for purchases of property and equipment and construction activities, coupled with an increase in proceeds received from the sale of non-core businesses and other non-core long-lived assets.

For the six months ended June 30, 2003, cash flows used for financing activities were $74.4 million, as compared to $104.7 million of cash provided by financing activities for the six months ended June 30, 2002. The decrease is primarily related to an increase in repayments under the credit facilities, the funding of restricted cash and investments and a decrease in borrowings under our credit facilities.

Certain Contractual Commitments

Below is a summary of our credit facilities, ATI Notes, warrants, senior notes, convertible notes and certain other contractual obligations. It is qualified in its entirety by the terms of the actual agreements which are summarized. For more information about our obligations, commitments and contingencies, see our condensed consolidated financial statements herein and the accompanying notes thereto, as well as our Form 10-K for the year ended December 31, 2002, Form 8-K dated July 28, 2003 and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for principal payments and contractual maturity dates as of June 30, 2003.

Credit Facilities. As of June 30, 2003, our credit facilities provide us with a borrowing capacity of up to $1.523 billion. Our principal operating subsidiaries are the borrowers under our credit facilities. Borrowings under the credit facilities are subject to compliance with certain financial ratios as described below. As of June 30, 2003, our credit facilities include:

•	a $422.1 million revolving credit facility, of which $157.1 million was drawn and against which $27.2 million of undrawn letters of credit were outstanding on June 30, 2003, maturing on June 30, 2007;

•	a $686.3 million multi-draw term loan A, which was fully drawn on June 30, 2003, maturing on June 30, 2007; and

•	a $414.9 million term loan B, which was fully drawn on June 30, 2003, maturing on December 31, 2007.

In August 2003, we utilized a portion of the net proceeds from the 3.25% convertible notes offering to repay $84.4 million of indebtedness under the credit facilities, consisting of the repayment of $52.1 million of the term loan A, $0.3 million of the term loan B and $32.0 million of revolving loans (which resulted in the permanent reduction of the revolving loan commitments by the amount the revolving loan was repaid). After giving effect to this repayment, as of June 30, 2003, total borrowing capacity under the credit facilities would be approximately $1.4 billion, our borrowing availability would remain at $237.8 million and approximately $1.2 billion would be outstanding under the credit facilities. Accordingly, our credit facilities include:

•	$390.1 million revolving credit facility, of which $125.1 million was drawn;

•	$634.2 million multi-draw fully drawn term loan A; and

•	$414.6 million fully drawn term loan B.

We are required under our credit facilities to make scheduled amortization payments in increasing amounts designed to repay the loans at maturity. During 2003, we are required to repay approximately $52.4 million of the term loans and have paid approximately $27.2 million during the six months ended June 30, 2003.

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

In July 2003, we entered into an amendment to the credit facilities primarily to facilitate the 3.25% convertible notes offering and our public equity offering. The amendment permits us, among other things, to retain the net proceeds from the equity offering provided that such proceeds are deposited in a restricted account (in which the lenders under the credit facilities have a security interest) to be applied by us to repurchase our outstanding convertible notes and 9 3/8% senior notes and that any balance remaining in the account twelve months after the closing of the offering must be contributed as equity to the borrower subsidiaries under the credit facilities. The amendment also permits us, prior to June 30, 2004, to use the funds in the restricted account relating to the 12.25% senior subordinated discount notes offering to repurchase, in addition to our 2.25% convertible notes, any of our other convertible notes and 9 3/8% senior notes, subject to certain conditions.

3.25% Convertible Notes.    In August 2003, we completed a private placement of $175.0 million principal amount of 3.25% convertible notes ($210.0 million including the initial purchasers’ additional purchase option, which they have exercised and is expected to close on August 18, 2003). The 3.25% Notes mature on August 1, 2010 and interest is payable semi-annually in arrears on February 1 and August 1 each year. The 3.25% Notes are convertible at any time into shares of our Class A common stock at a conversion price of $12.22 per share, subject to certain adjustments. We may redeem the 3.25% Notes after August 6, 2008. The initial redemption price on the 3.25% Notes is 100.9% of the principal amount, subject to a ratable decline after August 1 of the following year to 100% of the principal amount in 2010. The 3.25% Notes rank equally with the 5.0% convertible notes, the 6.25% convertible notes, the 2.25% convertible notes and the 9 3/8% senior notes and are structurally and effectively junior to indebtedness outstanding under the credit facilities and the 12.25% senior subordinated discount notes.

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

The ATI Notes rank junior in right of payment to all existing and future senior indebtedness of ATI, the sister guarantors (as defined in the indenture relating to the ATI Notes) and their domestic subsidiaries and structurally senior in right of payment to all of our existing and future indebtedness (other than our guaranty of credit facility indebtedness). The ATI Notes are jointly and severally guaranteed on a senior subordinated basis by us and all of our wholly owned domestic subsidiaries, other than Verestar and its subsidiaries.

As part of the ATI Notes offering, we issued warrants to purchase an aggregate of 11.4 million shares of our Class A common stock at a price of $0.01 per share. The warrants and the discount notes were originally issued together as 808,000 units, each unit consisting of (1) one discount note having a principal value of $1,000 at maturity, and (2) one warrant to purchase 14.0953 shares of our Class A common stock at $0.01 per share. The warrants are exercisable at any time on or after January 29, 2006 and will expire on August 1, 2008.

As of June 30, 2003, we had outstanding an aggregate accreted value amount of $392.6 million of the ATI Notes, net of the allocated fair value of the warrants.

9 3/8% Senior Notes.    As of June 30, 2003, we had outstanding an aggregate principal amount of $1.0 billion of 9 3/8% senior notes. The senior notes mature on February 1, 2009. Interest on the senior notes is payable semiannually on February 1 and August 1. The senior note indenture does not contain any sinking fund or mandatory redemption requirement for the senior notes prior to maturity.

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

We may elect to pay the repurchase price of each series of convertible notes in cash or shares of our Class A common stock, or any combination thereof, subject to certain conditions in the applicable indenture and the terms of the lock-up agreement related to our August 2003 offerings.

The amended credit facilities permit us to use, subject to certain conditions, restricted cash to purchase our 2.25% convertible notes, whether pursuant to the holders’ put rights on October 22, 2003, in privately negotiated transactions, or otherwise. See “Uses of Liquidity.” Notwithstanding this right, we will continue to evaluate financing opportunities with respect to our convertible notes generally and, in particular, with respect to the put right of the 2.25% convertible notes. We may seek, from time to time, to reduce our indebtedness through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

As of June 30, 2003, the total accreted amounts outstanding under the 2.25% and 6.25% convertible notes were $140.1 million and $212.7 million, respectively. Giving effect to the repurchases of our 2.25% convertible notes occurring through August 11, 2003, the total accreted amount outstanding under the 2.25% convertible notes was approximately $103.1 million.

February 2000 Convertible Notes.    In February 2000, we issued 5.0% convertible notes due 2010 in an aggregate principal amount of $450.0 million. The 5.0% convertible notes are convertible into shares of our Class A common stock at a conversion price of $51.50 per share. The indenture under which the 5.0% convertible notes are outstanding does not contain any sinking fund or mandatory redemption requirement for the convertible notes prior to maturity. However, holders may require us to repurchase all or any of the 5.0% convertible notes on February 20, 2007 at their principal amount, together with accrued and unpaid interest. We may elect to pay the repurchase price in cash or shares of Class A common stock or any combination thereof, subject to certain conditions in the indenture and the terms of the lock-up agreement related to our August 2003 offerings. The amended credit facilities permit us to use, subject to certain conditions, the restricted cash, to repurchase our 5.0% convertible notes. See “Uses of Liquidity.”

The total amount outstanding under the 5.0% convertible notes as of June 30, 2003 was $450.0 million. Giving effect to the repurchases of our 5.0% convertible notes occurring through August 11, 2003, the total principal amount outstanding under the 5.0% convertible notes was approximately $381.7 million.

Other Long-Term Debt.    As of June 30, 2003, we had approximately $63.1 million of other long-term debt, including $45.6 million of capital lease obligations and $17.5 million of mortgage indebtedness and other notes payable.

Tower Construction and Acquisition.    As of June 30, 2003, we were party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. In addition, as of June 30, 2003, we were committed to acquire communications sites for approximately $32.9 million related to the NII Holdings transaction.

ATC Separation.    In connection with the ATC Separation, we agreed to reimburse CBS for any tax liabilities incurred by American Radio as a result of the transaction. Upon completion of the final American Radio tax returns, the amount of these tax liabilities was determined and paid by us; however, we were obligated under a tax indemnification agreement with CBS to pay additional taxes that may occur. As of June 30, 2003, the federal statute of limitations has expired and we no longer have an obligation to indemnify CBS for federal taxes resulting from the transaction. Although not all of the state statutes of limitations have expired, we do not believe that any material state tax liabilities will be imposed. Accordingly, no amounts have been provided for in the condensed consolidated financial statements relating to this indemnification.

Liquidity Table For Contractual Obligations.    See the Company’s Current Report on Form 8-K, dated July 28, 2003, for a table reflecting long-term obligations as of December 31, 2002.

Factors Affecting Sources of Liquidity

Internally Generated Funds.    The key factors affecting our internally generated funds are the demand for antennae space on wireless and broadcast communications towers and for related services, our ability to maximize the utilization of our existing towers and our ability to minimize costs and fully achieve our operating efficiencies.

Credit Facilities.    The credit facilities with our borrower subsidiaries contain certain financial ratios and operational covenants and other restrictions (including limitations on additional debt, guarantees, dividends and other distributions, investments and liens) with which our borrower subsidiaries and restricted subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from being able to borrow additional funds under our revolving line of credit, but would also constitute a default. These covenants also restrict our ability, as the parent, to incur any debt other than that presently outstanding and refinancings of that debt. Our credit facilities, as amended, contain five financial tests:

•	a leverage ratio (Total Debt to Annualized Operating Cash Flow). As of June 30, 2003, we were required to maintain a ratio of not greater than 6.25 to 1.00, decreasing to 6.00 to 1.00 at July 1, 2003, to 5.75 to 1.00 at October 1, 2003, to 5.50 to 1.00 at January 1, 2004, to 5.25 to 1.00 at April 1, 2004, to 5.00 to 1.00 at July 1, 2004, to 4.75 to 1.00 at October 1, 2004, to 4.50 to 1.00 at January 1, 2005, to 4.25 to 1.00 at April 1, 2005 and to 4.00 to 1.00 at July 1, 2005 and thereafter;

•	a senior leverage ratio (Senior Debt to Annualized Operating Cash Flow). As of June 30, 2003, we were required to maintain a ratio of not greater than 4.75 to 1.00, decreasing to 4.50 to 1.00 at July 1, 2003, to 4.25 to 1.00 at October 1, 2003, to 4.00 to 1.00 at January 1, 2004, to 3.75 to 1.00 at April 1, 2004, to 3.50 to 1.00 at July 1, 2004, to 3.25 to 1.00 at October 1, 2004 and to 3.00 to 1.00 at January 1, 2005 and thereafter;

•	a pro forma debt service test (Annualized Operating Cash Flow to Pro Forma Debt Service). As of June 30, 2003, we were required to maintain a ratio of not less than 1.00 to 1.00;

•	an interest coverage test (Annualized Operating Cash Flow to Interest Expense). As of June 30, 2003, we were required to maintain a ratio of not less than 2.50 to 1.00, increasing to 3.00 to 1.00 at January 1, 2004; and

•	a fixed charge coverage test (Annualized Operating Cash Flow to Fixed Charges ). As of December 31, 2003, we will be required to maintain a ratio of not less than 1.00 to 1.00.

The credit facilities also limit our revolving loan drawdowns based on our cash on hand.

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

We were in compliance with the borrowing ratio covenants in effect as of June 30, 2003.

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

Critical Accounting Policies

In our Form 10-K for the year ended December 31, 2002, we identified our most critical accounting policies and estimates upon which our consolidated financial statements were prepared as those relating to revenue recognition, income taxes, impairment of assets and investment impairment charges. We reviewed our policies and determined that they remain our most critical accounting policies for the quarter ended June 30, 2003. We did not make any changes to those policies during the quarter.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation for Variable Interest Entities, an Interpretation of ARB No. 51” which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of beneficial interests, but not the majority. FIN 46 is effective for all VIE’s created or acquired after January 31, 2003, of which there were none. For VIE’s created or acquired prior to February 1, 2003, of which there were none, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We will apply the provisions of this statement in the third quarter of 2003 and the adoption will not be material to our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires issuers to classify certain financial instruments as liabilities, many of which were previously classified as equity. This statement does not, however, affect the classification of convertible bonds, puttable stock or other outstanding shares that are conditionaly redeemable; nor does it change the accounting treatment of conversion features, conditional redemption features, or other features embedded in financial instruments that are not derivatives in their entirety. The requirements of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, of which there were none, and otherwise effective for us for the first interim period beginning after June 15, 2003. We will apply the provisions of this statement in the third quarter of 2003 and do not expect it to be material to our consolidated financial position or results of operations.

Factors That May Affect Future Results

Decrease in demand for tower space would materially and adversely affect our operating results and we cannot control that demand.

Many of the factors affecting the demand for wireless communications tower space, and to a lesser extent our network development services business, could materially affect our operating results. Those factors include:

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

The demand for broadcast antenna space is dependent, to a significantly lesser extent, on the needs of television and radio broadcasters. Among other things, technological advances, including the development of satellite-delivered radio, may reduce the need for tower-based broadcast transmission. We could also be affected adversely should the development of digital television be further delayed or impaired, or if demand for it were less than anticipated because of delays, disappointing technical performance or cost to the consumer.

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

We have a substantial amount of indebtedness. As of June 30, 2003 we had approximately $3.5 billion of consolidated debt.

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

The indentures for our 9 3/8% senior notes, the 12.25% senior subordinated discount notes, and our credit facilities contain restrictive covenants and, in the case of the credit facilities, requirements that we comply with certain leverage and other financial tests. These limit our ability to take various actions, including the incurrence of additional debt, guaranteeing indebtedness, issuing preferred stock, engaging in various types of transactions, including mergers and sales of assets, and paying dividends and making distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, merger and acquisition or other opportunities.

Our participation or inability to participate in tower industry consolidation could involve certain risks.

We believe there is compelling rationale for consolidation among tower companies, and have in the past and may in the future explore merger or acquisition transactions with one or more companies in our industry. Any merger or acquisition transaction would involve several risks to our business, including demands on managerial personnel that could divert their attention from other aspects of our core leasing business, increased operating risks due to the integration of major national networks into our operational system, and potential antitrust constraints, either in local markets or on a regional basis, that could require selective divestitures at unfavorable prices. Any completed transaction may have an adverse effect on our operating results, particularly in the fiscal quarters immediately following its completion while we integrate the operations of the other business. In addition, once integrated, combined operations may not necessarily achieve the levels of revenues, profitability or productivity anticipated. There also may be limitations on our ability to consummate a merger or acquisition transaction. For example, any transaction would have to comply with the terms of the credit facilities and note indentures, or a consent of lenders under those instruments might be required which might not be obtainable on acceptable terms. In addition, regulatory constraints might impede or prevent business combinations. Our inability to consummate a merger or acquisition for these or other reasons could result in our failure to participate in the expected benefits of industry consolidation and may have an adverse effect on our ability to compete effectively.

If our wireless service provider customers consolidate or merge with each other to a significant degree, our growth, our revenue and our ability to generate positive cash flows could be adversely affected.

Significant consolidation among our wireless service provider customers may result in reduced capital expenditures in the aggregate because the existing networks of many wireless carriers overlap, as do their expansion plans. Similar consequences might occur if wireless service providers engage in extensive sharing or roaming or resale arrangements as an alternative to leasing our antennae space. In January 2003, the spectrum cap, which previously prohibited wireless carriers from owning more than 45 MHz of spectrum in any given geographical area, was allowed to expire. The Federal Communications Commission (“FCC”) also eliminated the cross-interest rule for metropolitan areas, which limited an entity’s ability to own interests in both of the cellular licenses of an overlapping geographical service area. Also, in May 2003, the FCC adopted new rules authorizing wireless radio services holding exclusive licenses to freely lease unused spectrum. Some wireless carriers may be encouraged to consolidate with each other as a result of these regulatory changes as a means to strengthen their financial condition. Consolidation among wireless carriers would also increase our risk that the loss of one or more of our major customers could materially decrease revenues and cash flows.

Due to the long-term expectations of revenue from tenant leases, the tower industry is sensitive to the creditworthiness of its tenants.

Due to the long-term nature of our tenant leases, we, like others in the tower industry, are dependent on the continued financial strength of our tenants. During the past two years, several of our customers have filed for bankruptcy, although to date these bankruptcies have not had a material adverse effect on our business or revenues. Many wireless service providers operate with substantial leverage. If one or more of our major customers experience financial difficulties, it could result in uncollectible accounts receivable and our loss of significant customers and anticipated lease revenues.

Our foreign operations are subject to expropriation risk, governmental regulation, funds inaccessibility, foreign exchange exposure and management problems.

Our expansion in Mexico and Brazil, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. We have loaned $119.8 million (undiscounted) to a Mexican company, own or have the economic rights to over 1,700 towers in Mexico, including approximately 200 broadcast towers (after giving effect to pending transactions) and, subject to certain rejection rights, are contractually committed to construct up to approximately 650 additional towers in that country over the next three years. After giving effect to pending transactions, we also own or have acquired the rights to approximately 350 communications towers in Brazil and are, subject to certain rejection rights, contractually committed to construct up to 350 additional towers in that country over the next three years. The actual number of sites constructed will vary depending on the build out plans of the applicable carrier. In December 2002, we agreed to acquire approximately 540 communications sites from NII Holdings, predominantly in Mexico, for an aggregate purchase price of $100.0 million in cash, $67.1 million of which had been paid as of June 30, 2003. We may, if economic and capital market conditions improve, also engage in comparable transactions in other countries in the future. Among the risks of foreign operations are governmental expropriation and regulation, the credit quality of our customers, inability to repatriate earnings or other funds, currency fluctuations, difficulty in recruiting trained personnel, and language and cultural differences, all of which could adversely affect our operations.

New technologies could make our tower antenna leasing services less desirable to potential tenants and result in decreasing revenues.

The development and implementation of new technologies designated to enhance the efficiency of wireless networks could reduce the use and need for tower-based wireless services transmission and reception and have the effect of decreasing demand for antenna space. Examples of such technologies include signal combining technologies, which permit one antenna to service two different transmission frequencies and, thereby, two customers, and technologies that enhance spectral capacity, such as beam forming or “smart antennas,” which can increase the capacity at existing sites and reduce the number of additional sites a given carrier needs to serve any given subscriber base. In addition, the emergence of new technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of video services by direct broadcast satellites could adversely affect demand for our antenna space. The development and implementation of any of these and similar technologies to any significant degree could have an adverse effect on our operations.

We could have liability under environmental laws.

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state and local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials, and wastes. As owner, lessee or operator of approximately 15,000 real estate sites, we may be liable for substantial costs of remediating soil and groundwater contaminated by hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of or were responsible for the contamination. In addition, we cannot assure you that we are at all times in complete compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The current cost of complying with those laws is not material to our financial condition or results of operations. However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to government regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

We are subject to federal, state, local and foreign regulation of our business, including regulation by the Federal Aviation Administration (FAA), the FCC, the Environmental Protection Agency, the Department of Transportation and the Occupational Safety and Health Administration. Both the FCC and the FAA regulate towers used for wirelesscommunications and radio and television antennae and the FCC separately regulates transmitting devices operating on towers. Similar regulations exist in Mexico, Brazil and other foreign countries regarding wireless communications and the operation of communications towers. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, collocations or site upgrade projects, thereby limiting our ability to respond to customer demand. Existing regulatory policies may adversely affect the timing or cost of new tower construction and locations and additional regulations may be adopted that increase delays or result in additional costs to us or that prevent or restrict new tower construction in certain locations. These factors could adversely affect our operations.

Increasing competition in the tower industry may create pricing pressures that may adversely affect us.

Our industry is highly competitive, and our customers have numerous alternatives for leasing antenna space. Some of our competitors are larger and have greater financial resources than we do, while other competitors are in weak financial condition or may have lower return on investment criteria than we do. Competitive pricing pressures for tenants on towers from these competitors could adversely affect our lease rates and service income. In addition, if we lose customers due to pricing, we may not be able to find new customers, leading to an accompanying adverse effect on our profitability. Increasing competition could also make the acquisition of high quality tower assets more costly.

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

In December 2002, we committed to a plan to sell Verestar, which previously comprised our satellite and fiber network access services segment, by December 31, 2003. With the exception of guarantees of approximately $10.0 million of Verestar’s contractual obligations, we have nominal contractual obligations to fund Verestar’s business through the divestiture process. If we are unable to sell Verestar, however, we may be forced to discontinue its operations and liquidate its assets or pursue a formal reorganization under the federal bankruptcy laws. If this were to occur, we could incur additional costs in connection with the winding down and liquidation or reorganization of Verestar’s businesses, and our management could be distracted from the operations of our core leasing business during this process.

The market for the Class A common stock may be volatile.

The market price of the Class A common stock could be subject to wide fluctuations. These fluctuations could be caused by:

•	quarterly variations in our results of operations;

•	earnings estimates by analysts;

•	changes in conditions in our markets; or

•	general market or economic conditions.

In addition, in recent years the stock market has experienced price and volume fluctuations. These fluctuations have had a substantial effect on the market prices of many companies, often unrelated to the operating performance of the specific companies. These market fluctuations could adversely affect the price of our Class A common stock.

There will be dilution of the value of our Class A common stock when outstanding warrants become exercisable.

In January 2003, we issued warrants to purchase approximately 11.4 million shares of our Class A common stock in connection with the 12.25% senior subordinated discount notes offering. The shares underlying the warrants represented approximately 5.3% of our outstanding common stock as of June 30, 2003 (assuming all the warrants are exercised). These warrants will become exercisable on or after January 29, 2006 at an exercise price of $0.01 per share. The issuance of these shares will have a dilutive effect on the value of our Class A common stock when these warrants are exercised.

Information Presented Pursuant to the Indenture of Our 9 3/8% Senior Notes

The following table sets forth information that is presented solely to address certain reporting requirements contained in the indenture for our senior notes. This information presents certain of our financial data on a consolidated basis and on a restricted group basis, as defined in the indenture governing the senior notes. All of our subsidiaries are part of the restricted group, except our wholly owned subsidiary Verestar. In December 2002, we committed to a plan to dispose of Verestar by sale by December 31, 2003. Pursuant to that plan, the results of the operations related to Verestar are included in loss from discontinued operations, net, in our accompanying condensed consolidated statements of operations and the assets and liabilities of Verestar are included in assets held for sale and liabilities held for sale, respectively, within the accompanying condensed consolidated balance sheets.

	Three Months Ended		Six Months Ended
	June 30, 2003		June 30, 2003
		Restricted		Restricted
	Consolidated	Group	Consolidated	Group
	(In thousands)		(In thousands)
Statement of Operations Data:
Operating revenues	$178,222	$178,222	$343,147	$343,147

Operating expenses:
Rental and management	54,205	54,205	108,901	108,901
Network development services	24,421	24,421	42,542	42,542
Depreciation and amortization	80,770	80,770	161,150	161,150
Corporate general and administrative expense	5,962	5,962	11,997	11,997
Development expense	1,003	1,003	1,616	1,616
Impairments and net loss on sale of long-lived assets	8,036	8,036	11,732	11,732

Total operating expenses	174,397	174,397	337,938	337,938

Operating income from continuing operations	3,825	3,825	5,209	5,209

Interest income, TV Azteca, net	3,528	3,528	7,030	7,030
Interest income	1,930	1,930	2,856	2,856
Interest expense	(71,201)	(71,201)	(142,943)	(142,943)
Loss on investments and other expense	(402)	(402)	(25,599)	(25,599)
Loss from write-off of deferred financing fees and extinguishment of debt			(5,841)	(5,841)
Note conversion expense	(35,832)	(35,832)	(38,482)	(38,482)
Minority interest in net earnings of subsidiaries	(793)	(793)	(1,363)	(1,363)

Loss from continuing operations before income taxes	(98,945)	(98,945)	(199,133)	(199,133)
Income tax benefit	17,985	17,985	37,493	37,493

Loss from continuing operations	(80,960)	(80,960)	(161,640)	(161,640)
Loss from discontinued operations, net of tax	(26,755)	(12,783)	(37,698)	(17,310)

Net loss	$(107,715)	$(93,743)	$(199,338)	$(178,950)

	June 30, 2003
	Consolidated	Restricted Group
Balance Sheet Data:
Cash and cash equivalents (including restricted cash and investments)	$300,482	$300,482
Assets held for sale	153,521	28,291
Property and equipment, net	2,634,575	2,634,575
Total assets	5,576,252	5,451,022
Long-term obligations, including current portion	3,516,835	3,516,835
Liabilities held for sale	138,508	11,876
Total stockholders’ equity	1,685,806	1,685,806

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

Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in our senior note and discount note indentures are as follows (in thousands):

	Senior Notes	Discount Notes
Tower Cash Flow, for the three months ended June 30, 2003	$101,239	$99,609

Consolidated Cash Flow, for the twelve months ended June 30, 2003	$360,491	$354,154
Less: Tower Cash Flow, for the twelve months ended June 30, 2003	(377,060)	(370,753)
Plus: Four times Tower Cash Flow, for the three months ended June 30, 2003	404,956	398,436

Adjusted Consolidated Cash Flow, for the twelve months ended June 30, 2003	$388,387	$381,837

Non-tower Cash Flow, for the twelve months ended June 30, 2003	$(12,885)	$(16,158)

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate caps, swaps, and collars pursuant to our policies. All derivative financial instruments are for purposes other than trading. During the six months ended June 30, 2003, we repaid $224.5 million of outstanding borrowings under our credit facilities and made scheduled principal payments under the term loans of $27.2 million. In addition, we issued $420.0 million of 12.25% senior subordinated discount notes due 2008 with a principal at maturity of $808.0 million. We also had two swaps and two collars expire with aggregate notional amounts totaling $215.0 million and $232.5 million, respectively.

The following tables provide information as of June 30, 2003 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps and swaps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

Twelve month period ended June 30, 2003

Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In thousands)

Long-Term Debt	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$142,981	$2,851	$17,236	$662,911	$14	$1,432,519	$2,258,512	$2,310,546
Average Interest Rate(a)	9.13%	9.13%	9.13%	10.86%	10.86%	10.86%
Variable Rate Debt(a)	$91,265	$160,769	$212,133	$395,924	$398,232		$1,258,323	$1,252,505

Aggregate Notional Amounts Associated with Interest Rate Caps and Swaps in Place As of June 30, 2003 and Interest Rate Detail by Contractual Maturity Dates (In thousands)
Long-Term Debt	2004	2005						Fair Value

Interest Rate CAPS
Notional Amount	$500,000 (c)	$125,000 (d)
Cap Rate	5.0%	5.0%

Interest Rate SWAPS
Notional Amount	$185,000 (e)							$(2,708)
Weighted-Average Fixed Rate Payable(b)	4.09%

(a)	As of June 30, 2003 variable rate debt consists of our credit facilities ($1.3 billion) and fixed rate debt consists of the 2.25% convertible notes ($140.1 million), the 6.25% convertible notes ($212.7 million), the 5.0% convertible notes ($450.0 million), the 9 3/8% senior notes ($1.0 billion), the 12.25% discount notes ($392.6 million, net of the allocated fair value of the related warrants) and other debt of $63.1 million. Interest on the credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the Base Rate plus margin (as defined). The average interest rate in effect at June 30, 2003 for the credit facilities was 4.12%. For the six months ended June 30, 2003, the weighted average interest rate under the credit facilities was 4.36%. The 2.25% and 6.25% convertible notes each bear interest (after giving effect to the accretion of the original discount on the 2.25% convertible notes) at 6.25% per annum; interest is payable semiannually on April 15 and October 15 of each year. The 5.0% convertible notes bear interest at 5.0% per annum, which is payable semiannually on February 15 and August 15 of each year. The 9 3/8% senior notes bear interest at 9 3/8% per annum, which is payable semiannually on February 1 and August 1 of each year. The 12.25% discount notes bear interest (after giving effect to the accretion of the original discount and the accretion of the warrants) at 14.7% per annum, payable upon maturity. Other debt consists of notes payable, capital leases and other obligations bearing interest at rates ranging from 7.93% to 12.00%, payable monthly.
(b)	Represents the weighted-average fixed range of interest based on contract notional amount as a percentage of total notional amounts in a given year.
(c)	Includes notional amounts of $125,000 and $250,000 that will expire in May and June 2004, respectively.
(d)	Includes notional amount of $125,000 that will expire in July 2004.
(e)	Includes notional amount of $185,000 that will expire in November 2003.

We maintain a portion of our cash and cash equivalents and restricted cash and investments in short-term financial instruments that are subject to interest rate risks. Due to the relatively short duration of such instruments, we believe fluctuations in interest rates with respect to those investments will not materially affect our financial condition or results of operations.

Our foreign operations (reflected in our rental and management segment) primarily include Mexico and Brazil. The remeasurement loss for the six months ended June 30, 2003 approximated $0.5 million.

ITEM 4.    CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

(a) Evaluation of disclosure controls and procedures.    Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in internal controls.    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter of 2003, we entered into exchange agreements with certain holders of our 2.25% convertible notes. Pursuant to these exchange agreements, we issued an aggregate of 7,815,742 shares of Class A common stock and $24.8 million in restricted cash in exchange for conversion of approximately $70.7 million accreted value (approximately $89.5 million face value) of the 2.25% convertible notes in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of Stockholders was held on Thursday, May 22, 2003, to consider and act upon the following matters, all of which were approved and adopted. The results of the stockholder voting were as follows:

1.	To elect six (6) directors including two “Class A” directors to be elected by the holders of Class A common stock, voting separately as a class, for the ensuing year or until their successors are elected and qualified.

	Vote Cast For	Votes Withheld
Steven B. Dodge	226,658,452	4,649,603
Arnold L. Chavkin	203,371,247	27,936,808
Fred R. Lummis*	157,064,500	1,231,365
Raymond P. Dolan	230,055,305	1,252,750
Pamela D.A. Reeve	230,049,168	1,258,887
Mary Agnes Wilderotter*	157,011,556	1,284,309

*	In accordance with the Company’s Restated Certificate of Incorporation, the holders of Class A common stock, exclusive of all other stockholders, are entitled to elect two of the Company’s directors. Mr. Lummis and Ms. Wilderotter were nominated as the Class A directors and elected by the holders of the Class A common stock.

2.	To approve an offer to exchange eligible options outstanding under the Company’s Amended and Restated 1997 Stock Option Plan for a fewer number of new options to be granted at least six months and one day from the cancellation of the tendered options.

Votes Cast for	Votes Against	Votes Abstained
207,359,347	20,543,193	3,405,514

3.	To ratify the selection of Deloitte & Touche LLP as the Company’s independent auditors for 2003.

Votes Cast for	Votes Against	Votes Abstained
226,806,558	4,071,209	430,288

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2    Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32       Certifications pursuant to 18 U.S.C. Section 1350.

The exhibits listed on the Exhibit Index are filed herewith in response to this Item.

(b)	Reports on Form 8-K.

During the quarter ended June 30, 2003, the Registrant filed or furnished with the Commission the following Current Reports on Form 8-K:

1.	Form 8-K (Items 7 and 9) filed on April 30, 2003.*

*	Information furnished under Item 9 or Item 12 of Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: August 13, 2003

By:                /s/    BRADLEY E. SINGER

Bradley E. Singer

Chief Financial Officer and Treasurer

(Duly Authorized Officer and Principal

Financial Officer)

EXHIBIT INDEX

Exhibit No.	Item

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.