Form 10-Q
period 2003-09-30
AMERICAN TOWER CORP /MA/
filed 2003-11-14
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One):

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the

      quarterly period ended September 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

Class of Common Stock	Outstanding at November 7, 2003
Class A Common Stock	210,712,203
Class B Common Stock	7,316,315
Class C Common Stock	1,514,152

Total	219,542,670

AMERICAN TOWER CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(In Thousands, Except Share Data)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,131	$127,292
Restricted cash and investments	283,722
Accounts receivable, net of allowance for doubtful accounts of $18,838 and $16,041, respectively	52,623	64,889
Prepaid and other current assets	34,551	49,324
Costs and earnings in excess of billings on uncompleted contracts and unbilled receivables	19,812	21,955
Deferred income taxes	13,051	13,111
Assets held for sale	138,264	314,205

Total current assets	608,154	590,776

PROPERTY AND EQUIPMENT, net	2,617,408	2,694,999
OTHER INTANGIBLE ASSETS, net	1,069,912	1,138,318
GOODWILL, net	592,683	592,683
DEFERRED INCOME TAXES	428,151	383,431
DEPOSITS, INVESTMENTS AND OTHER LONG-TERM ASSETS	152,147	140,252
NOTES RECEIVABLE	121,852	121,744

TOTAL	$5,590,307	$5,662,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$92,034	$113,380
Accrued interest	34,166	63,611
Current portion of other long-term obligations	101,643	58,959
Convertible notes, net—2.25%	84,089	210,899
Billings in excess of costs on uncompleted contracts and unearned revenue	39,359	38,733
Liabilities held for sale	130,977	200,696

Total current liabilities	482,268	686,278

LONG-TERM OBLIGATIONS	3,304,866	3,178,656
OTHER LONG-TERM LIABILITIES	28,471	41,379

Total liabilities	3,815,605	3,906,313

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES	17,529	15,567
STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 500,000,000 shares authorized; 210,726,083 and 185,643,625 shares issued, 210,580,862 and 185,499,028 shares outstanding, respectively	2,107	1,856
Class B Common Stock: $.01 par value; 50,000,000 shares authorized; 7,320,015 and 7,917,070 shares issued and outstanding, respectively	73	79
Class C Common Stock: $.01 par value; 10,000,000 shares authorized; 1,514,152 and 2,267,813 shares issued and outstanding, respectively	15	23
Additional paid-in capital	3,905,666	3,642,019
Accumulated deficit	(2,139,230)	(1,887,030)
Accumulated other comprehensive loss	(372)	(5,564)
Note receivable	(6,720)	(6,720)
Treasury stock (145,221 and 144,597 shares at cost)	(4,366)	(4,340)

Total stockholders’ equity	1,757,173	1,740,323

TOTAL	$5,590,307	$5,662,203

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
REVENUES:
Rental and management	$158,193	$138,160	$456,571	$396,778
Network development services	28,681	36,786	67,052	100,879

Total operating revenues	186,874	174,946	523,623	497,657

OPERATING EXPENSES:
Rental and management	56,758	56,605	165,659	170,618
Network development services	26,274	35,060	62,486	90,312
Depreciation and amortization	77,687	78,699	236,965	232,342
Corporate general, administrative and development expense	6,493	6,822	20,106	23,592
Restructuring expense		1,190		6,964
Impairments and net loss on sale of long-lived assets	7,646	83,202	19,344	84,513

Total operating expenses	174,858	261,578	504,560	608,341

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	12,016	(86,632)	19,063	(110,684)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $374, $374, $1,121 and $1,120, respectively	3,523	3,514	10,553	10,414
Interest income	1,177	755	4,033	2,552
Interest expense	(68,906)	(62,718)	(211,849)	(192,025)
Loss on investments and other expense	(1,449)	(5,302)	(27,050)	(24,670)
Gain (loss) on retirement of long-term obligations	3,255		(41,068)	(8,869)
Minority interest in net earnings of subsidiaries	(907)	(639)	(2,270)	(1,373)

Total other expense	(63,307)	(64,390)	(267,651)	(213,971)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(51,291)	(151,022)	(248,588)	(324,655)
INCOME TAX BENEFIT	13,593	3,168	50,453	52,891

LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(37,698)	(147,854)	(198,135)	(271,764)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (PROVISION) OF $1,199, $(1,363), $5,404 AND $24,663, RESPECTIVELY	(15,164)	(206,023)	(54,065)	(255,053)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(52,862)	(353,877)	(252,200)	(526,817)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $14,438				(562,618)

NET LOSS	$(52,862)	$(353,877)	$(252,200)	$(1,089,435)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.18)	$(0.76)	$(0.97)	$(1.39)
Loss from discontinued operations	(0.07)	(1.05)	(0.27)	(1.31)
Cumulative effect of change in accounting principle				(2.88)

NET LOSS PER COMMON SHARE	$(0.25)	$(1.81)	$(1.24)	$(5.58)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	213,788	195,565	204,201	195,404

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW—Unaudited

(In Thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(252,200)	$(1,089,435)
Cumulative effect of change in accounting principle, net		562,618
Other non-cash items reflected in statements of operations	368,255	551,301
Decrease in assets	12,546	54,589
Decrease in liabilities	(48,576)	(43,934)

Cash provided by operating activities	80,025	35,139

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(45,934)	(155,856)
Payments for acquisitions	(75,990)	(21,651)
Proceeds from sale of businesses and other long-term assets	74,296	39,726
Deposits, investments and other long-term assets	(10,048)	(16,765)

Cash used for investing activities	(57,676)	(154,546)

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Borrowings under credit facilities		160,000
Proceeds from issuance of debt securities and notes payable	632,384
Net proceeds from equity offering, stock options and employee stock purchase plan	125,205	910
Repayment of long-term obligations	(528,745)	(106,672)
Restricted cash and investments	(283,722)	94,071
Deferred financing costs and other	(28,632)

Cash (used for) provided by financing activities	(83,510)	148,309

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(61,161)	28,902
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	127,292	35,958

CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,131	$64,860

CASH PAID FOR INCOME TAXES	$1,613	$896

CASH PAID FOR INTEREST	$168,729	$215,373

NON-CASH TRANSACTIONS:
Convertible note repurchases (excluding gain (loss) on retirements)	$52,356
Change in fair value of cash flow hedges (net of tax)	5,192	$7,413
Capital leases		2,028
Notes receivable converted to investment		9,300
Notes receivable from sale of components division		12,006
Issuance of common stock, warrants and options for acquisition		1,214

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.    Basis of Presentation and Accounting Policies

The accompanying condensed consolidated financial statements have been prepared by American Tower Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K, excluding Items 6, 7, 8 and 15 which are incorporated from the Current Report on Form 8-K filed on October 3, 2003 and Item 7A which is incorporated from the Current Report on Form 8-K filed on July 29, 2003. These Current Reports conform the presentation of information in the Company’s 2002 Form 10-K with the presentation reported in its March 31, 2003 Form 10-Q and June 30, 2003 Form 10-Q reflecting certain discontinued operations.

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

Restricted Cash and Investments—As of September 30, 2003, restricted cash and investments represented amounts required to be held in escrow to pay, repurchase, redeem or retire any of the Company’s outstanding debt. As of September 30, 2003, the balances in these restricted accounts related to the net proceeds of the January 2003 12.25% senior subordinated discount notes offering by American Towers, Inc. (ATI) and the August 2003 equity offering by the Company were approximately $163.1 million and $120.6 million, respectively. Any balance remaining on June 30, 2004 from the January 2003 12.25% senior subordinated discount notes (ATI 12.25% Notes) offering must be used to prepay a portion of the term loans under the Company’s credit facilities and any balance remaining from the August 2003 equity offering on August 4, 2004 must be contributed as equity to the borrower subsidiaries under the credit facilities.

Investments—During the nine months ended September 30, 2003, the Company recorded a loss of approximately $19.8 million related to investments accounted for under the equity method. The majority of the charge was a result of an investee changing its business strategy which led to the impairment of certain investee long-lived assets. The loss is included in loss on investments and other expense in the condensed consolidated statement of operations for the nine months ended September 30, 2003.

Inventories—Inventories, which consist entirely of finished goods, are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) basis. As of September 30, 2003 and December 31, 2002, inventories were approximately $5.0 million and $4.9 million, respectively, and are included in prepaid and other current assets in the accompanying condensed consolidated balance sheets.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Stock-Based Compensation—In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. The Company continues to use Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for equity grants and awards to employees, officers and directors and has adopted the disclosure-only provisions of SFAS No. 148. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (as amended) to stock-based compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss as reported	$(52,862)	$(353,877)	$(252,200)	$(1,089,435)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(7,878)	(7,728)	(21,613)	(28,670)

Pro-forma net loss	$(60,740)	$(361,605)	$(273,813)	$(1,118,105)

Basic and diluted net loss per share as reported	$(0.25)	$(1.81)	$(1.24)	$(5.58)
Basic and diluted net loss per share pro-forma	$(0.28)	$(1.85)	$(1.34)	$(5.72)

Loss Per Common Share—Basic and diluted loss per common share has been computed by dividing the Company’s loss by the weighted average common shares outstanding during the period. For the three and nine months ended September 30, 2003 and 2002, potential common shares, including options, warrants and shares issuable upon conversion of the Company’s convertible notes, have been excluded from the computation of diluted loss per common share, as their effect is anti-dilutive. Potential common shares excluded from the calculation of loss per share were approximately 68.3 million and 48.6 million as of September 30, 2003 and 2002, respectively.

Recent Accounting Pronouncements—In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement establishes accounting standards for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets and the related asset retirement costs. The requirements of SFAS No. 143 are effective for the Company as of January 1, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations. Accordingly, the Company has reflected the cumulative effect of adopting this statement of $1.3 million in loss on investments and other expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2003.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” The Company adopted the provisions of SFAS No. 145 on January 1, 2003. Accordingly, for the nine months ended September 30, 2002, the Company reclassified a loss from extinguishment of debt originally recorded as an extraordinary item of $1.7 million to gain (loss) on retirement of long-term obligations in the accompanying condensed consolidated statement of operations.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation for Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46) which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of beneficial interests, but not the majority. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003, of which there were none. For VIEs created or acquired prior to February 1, 2003, of which there were none, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company will apply the provisions of this statement in the fourth quarter of 2003 and the adoption is not expected to be material to its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires issuers to classify certain financial instruments as liabilities, many of which were previously classified as equity. This statement does not, however, affect the classification of convertible bonds, puttable stock or other outstanding shares that are conditionally redeemable; nor does it change the accounting treatment of conversion features, conditional redemption features, or other features embedded in financial instruments that are not derivatives in their entirety. The requirements of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, of which there were none, and otherwise effective for the Company for the first interim period beginning after June 15, 2003. The Company applied the provisions of this statement in the third quarter of 2003 and the adoption was not material to its consolidated financial position or results of operations.

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

3.    Discontinued Operations

During the nine months ended September 30, 2003 and the year ended December 31, 2002, in connection with the Company’s plan to focus on its core tower business, the Company sold or committed to sell several non-core businesses. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the operating results of these businesses as discontinued operations in the accompanying condensed consolidated statements of operations. In addition, the assets and liabilities of the discontinued operations not disposed of as of September 30, 2003 and December 31, 2002 have been reflected as assets held for sale and liabilities held for sale in the accompanying condensed consolidated balance sheets.

The following businesses have been reflected as discontinued operations in the accompanying statements of operations:

Consummated Transactions—In August 2003, the Company consummated the sale of Galaxy Engineering (Galaxy), a radio frequency engineering, network design and tower-related consulting business previously included in its network development services segment. The purchase price of approximately $3.5 million included $2.0 million in cash, which the Company received at closing, and an additional $1.5 million

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

payable on January 15, 2008, or at an earlier date based on the future revenues of Galaxy. Pursuant to this transaction, the Company has recorded a net loss on disposal of approximately $1.2 million for the three and nine months ended September 30, 2003.

In May 2003, the Company consummated the sale of an office building in Westwood, Massachusetts (previously held primarily as rental property and reported in its rental and management segment) for a purchase price of approximately $18.5 million, including $2.4 million of cash proceeds and the buyer’s assumption of $16.1 million of related mortgage notes. Pursuant to this transaction, the Company has recorded a net loss on disposal of approximately $4.0 million for the nine months ended September 30, 2003.

In March 2003, the Company consummated the sale of an office building in Schaumburg, Illinois (previously held primarily as rental property and reported in its rental and management segment) for net proceeds of approximately $10.3 million in cash and has recognized a net loss on disposal of $0.1 million for the nine months ended September 30, 2003.

In February 2003, the Company consummated the sale of Maritime Telecommunications Network (MTN), a subsidiary of Verestar, Inc. (Verestar) for net proceeds of approximately $25.5 million in cash. The Company did not recognize a gain or loss on its sale of MTN.

In January 2003, the Company consummated the sale of Flash Technologies, Inc., its remaining components business (previously included in the network development services segment) for approximately $35.5 million in cash and has recognized a net gain on disposal of approximately $0.4 million for the nine months ended September 30, 2003.

Pending Transactions—In June 2003, the Company committed to sell its steel fabrication and tall tower construction service subsidiary (previously included in its network development services segment), Kline Iron & Steel Co., Inc. (Kline) by June 30, 2004. Accordingly, the results of operations related to Kline are included in loss from discontinued operations, net, in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002. Additionally, in the second quarter of 2003, the Company recognized a non-cash charge of approximately $12.9 million related to the impairment of Kline’s net assets to reduce their carrying value to the estimated proceeds expected upon disposal. This charge is reflected in loss from discontinued operations, net, in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2003.

In December 2002, the Company committed to a plan to sell Verestar by December 31, 2003. In August 2003, the Company entered into an agreement to sell a 67% interest (on a fully diluted basis) in its Verestar subsidiary, and it expects this transaction to close by December 31, 2003. If the transaction closes, the Company is obligated to make a $2.0 million capital contribution to Verestar and, subject to Verestar’s compliance with certain operating covenants, to advance up to $4.0 million of secured indebtedness to Verestar on or after closing. This debt will be secured by all of Verestar’s assets and be pari passu with the $2.5 million loan made to Verestar by the buyer upon signing the Verestar sale agreement and up to $7.0 of additional loans the buyer, subject to Verestar’s compliance with certain operating covenants, will be obligated to make on or after closing. In addition, in the event Verestar is unable to sell certain of its assets prior to the later of (i) December 31, 2003, or (ii) the date on which the advances described above by the Company and the buyer are fully funded, the Company will be obligated to advance up to an additional $5.0 million to Verestar, which additional funding also would be on a senior secured basis.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The closing of the transaction is subject to Verestar achieving certain concessions from its satellite and terrestrial vendors, approval by the Federal Communications Commission and other customary closing conditions, and there could be an extended delay in the closing of the Verestar sale or termination of the pending sale transaction. If the Company is unable to sell Verestar, the Company may elect to cease Verestar’s operations and liquidate its assets or pursue a formal reorganization under the federal bankruptcy laws. If this were to occur, the Company could incur additional costs in connection with the winding down and liquidation or reorganization of Verestar’s businesses and would continue to be obligated under certain guarantees of Verestar’s contractual obligations and other commitments aggregating approximately $10.0 million.

During 2003, the Company recognized charges of approximately $11.6 million and $23.6 million for the three and nine months ended September 30, 2003, respectively, related to additional impairments of Verestar’s remaining net assets to reduce their carrying value to the estimated fair value upon disposition. These charges are reflected in loss from discontinued operations, net, in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2003.

Summary results of the discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002(1)	2003	2002(1)
Revenues	$45,761	$97,678	$159,174	$322,001

Loss from discontinued operations	(2,219)	(204,660)	(13,609)	(255,218)
Income tax benefit (provision) on loss from discontinued operations	455	(1,363)	1,642	16,075
Net loss on disposal of discontinued operations, net of tax benefit of $744, $0, $3,762 and $8,588, respectively	(13,400)		(42,098)	(15,910)

Loss from discontinued operations, net	$(15,164)	$(206,023)	$(54,065)	$(255,053)

(1)	In addition to the businesses described above, for the three and nine months ended September 30, 2002, the building where the Company maintains its corporate headquarters in Boston, Massachusetts, which was sold in December 2002 and MTS Components, which was sold in July 2002 are also reflected as discontinued operations. The net loss on disposal of discontinued operations for the nine months ended September 30, 2002 represents the loss on the disposal of MTS Components.

The Company had assets held for sale and liabilities held for sale comprised of the following (in thousands):

	September 30, 2003	December 31, 2002
Cash and cash equivalents	$7,147
Accounts receivable, net	21,052	$40,069
Prepaids and other current assets	11,933	20,161
Property and equipment, net	89,510	218,670
Other long-term assets	8,622	35,305

Assets held for sale	$138,264	$314,205

Capital lease obligations and other long-term liabilities	$90,281	$125,230
Accounts payable, accrued expenses and other current liabilities	40,696	59,324
Notes payable		16,142

Liabilities held for sale	$130,977	$200,696

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

As discussed in note 3, in the second quarter of 2003, the Company recognized a non-cash charge related to the impairment of Kline’s net assets to reduce its carrying value to the estimated proceeds expected upon disposal. As part of that charge, the Company wrote-off approximately $10.3 million of goodwill which comprised the remaining goodwill related to its network development services segment. Pursuant to this write-off and the reclassification of Kline’s assets to assets held for sale, the Company’s carrying amount of goodwill was approximately $592.7 million as of September 30, 2003 and December 31, 2002, all of which related to its rental and management segment.

Summarized information about the Company’s acquired intangible assets subject to amortization is as follows (in thousands):

	September 30, 2003	December 31, 2002
Acquired customer base and network location intangibles	$1,294,608	$1,306,863
Deferred financing costs	111,934	100,091
Acquired license and other intangibles	42,898	42,788

Subtotal	1,449,440	1,449,742
Less accumulated amortization	(379,528)	(311,424)

Other intangible assets, net	$1,069,912	$1,138,318

The Company amortizes its intangible assets over periods ranging from two to fifteen years. Amortization of intangible assets for the three and nine months ended September 30, 2003 was approximately $21.5 million and $66.1 million, respectively, (excluding the amortization of deferred financing costs which is included in interest expense). The Company expects to record estimated amortization expense of $88.2 million on its intangible assets for the year ended December 31, 2003, $89.0 million for the year ended December 31, 2004, $88.9 million for the years ended December 31, 2005 and 2006 and $86.5 million for the years ended December 31, 2007 and 2008.

5.    Financing Transactions

3.25% Convertible Notes Offering—In August 2003, the Company completed a private placement of $210.0 million principal amount of 3.25% convertible notes (3.25% Notes), issued at 100% of their face amount. The 3.25% Notes mature on August 1, 2010. Interest is payable semi-annually in arrears on February 1 and August 1 each year. The net proceeds of the 3.25% Notes offering were approximately $202.8 million (after deducting the initial purchasers’ discounts and commissions and other expenses related to the offering), of which the Company utilized $100.0 million to prepay a portion of its outstanding indebtedness under the credit facilities

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(pursuant to the July 2003 amendment discussed below) and placed the remaining $102.8 million in a restricted account, which the Company subsequently utilized to fund repurchases of its 2.25% convertible notes and 5.0% convertible notes.

The 3.25% Notes are convertible at any time into shares of the Company’s Class A common stock at a conversion price of $12.22 per share, subject to certain adjustments. The Company may redeem the 3.25% Notes on or after August 6, 2008. The initial redemption price on the 3.25% Notes is 100.9% of the principal amount, subject to a ratable decline after August 1 of each following year to 100% of the principal amount in 2010. The 3.25% Notes rank equally with the 5.0% convertible notes, the 6.25% convertible notes, the 2.25% convertible notes and the 9 3/8% senior notes and are structurally and effectively junior to indebtedness outstanding under the credit facilities, the ATI 12.25% Notes and the ATI 7.25% senior subordinated notes. (See note 14).

Equity Offering—In August 2003, the Company completed a public equity offering of 14,260,000 shares of its Class A common stock, at $8.89 per share. The net proceeds of the offering were approximately $120.4 million, after deducting the underwriters’ discount and commissions and other expenses related to the offering. As required by the July 2003 credit facilities amendment described below, the Company placed the net proceeds in a restricted account, from which it will repurchase its outstanding debt securities or make equity contributions to the borrower subsidiaries. Any balance remaining in this restricted account on August 4, 2004 must be contributed as equity to the borrower subsidiaries under the credit facilities.

In July 2003, the Company completed an amendment to its credit facilities in order to facilitate the 3.25% Notes offering and the concurrent equity offering. This amendment permitted the Company to issue additional indebtedness so long as 50% of the net proceeds of the first $200.0 million of such indebtedness were applied to prepay obligations under the credit facilities and such prepayments provided for a permanent reduction in the revolving loan commitments. In addition, the amendment also permitted the equity offering, subject to certain restrictions, and the use of the net proceeds described above. In connection with this amendment and the resulting $100.0 million prepayment under its credit facilities, the Company recorded a non-cash charge of approximately $1.3 million related to the write-off of deferred financing fees associated with the overall reduction in borrowing capacity under the credit facilities. This charge is reflected in gain (loss) on retirement of long-term obligations in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2003.

12.25% Senior Subordinated Discount Notes and Warrants Offering—In January 2003, the Company issued 808,000 units, each consisting of (1) $1,000 principal amount at maturity of the ATI 12.25% Notes and (2) a warrant to purchase 14.0953 shares of Class A common stock of the Company, for gross proceeds of approximately $420.0 million. Net proceeds from the offering aggregated approximately $397.0 million and were or will be used for the purposes described below.

The gross offering proceeds of approximately $420.0 million were allocated between the ATI 12.25% Notes ($367.4 million) and the warrants ($52.6 million) based on their respective fair values. The value ascribed to the warrants is reflected as a discount to the ATI 12.25% Notes in the accompanying September 30, 2003 balance sheet and is accreted to interest expense utilizing the effective interest method over the term of the notes. As of September 30, 2003, the outstanding debt under the ATI 12.25% Notes was $408.2 million accreted value, net of the allocated fair value of the warrants of $46.5 million.

The ATI 12.25% Notes accrue no cash interest. Instead, the accreted value of each ATI 12.25% Note will increase between the date of original issuance and maturity (August 1, 2008) at a rate of 12.25% per annum. The warrants are exercisable at any time on or after January 29, 2006 and will expire on August 1, 2008.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company’s payment obligations under the ATI 12.25% Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and substantially all of the Company’s and ATI’s wholly owned domestic subsidiaries. The ATI 12.25% Notes rank junior in right of payment to all existing and future senior indebtedness of ATI, the sister guarantors (as defined in the indenture relating to the notes) and their domestic subsidiaries, including all indebtedness outstanding under the credit facilities, and are structurally senior in right of payment to all other existing and future indebtedness of the Company. (See note 14).

In February 2003, the Company completed an amendment to its credit facilities in connection with the offering of the ATI 12.25% Notes. As required by the amendment, the Company utilized a portion of the proceeds of the offering to prepay an aggregate of $200.0 million of term loans outstanding under the credit facilities consisting of a $125.0 million prepayment of the term loan A and a $75.0 million prepayment of the term loan B, which were applied to reduce future scheduled principal payments. The Company also reduced its revolving credit facility by $225.0 million to a total commitment of $422.1 million. The Company was also permitted to make payments of up to $217.0 million from a restricted account pledged to the lenders (consisting of the balance of the net proceeds of the offering after prepayments of the term loans and cash on hand) to purchase its 2.25% convertible notes and its other convertible notes and senior notes. To the extent the Company does not use the funds in the account for such payments by June 30, 2004, the Company must use the remaining funds to prepay a portion of the term loans outstanding under the credit facilities. Taking into account the note repurchases described below, the balance remaining in this restricted account was approximately $163.1 million as of September 30, 2003.

In connection with this amendment, the Company recorded a $5.8 million non-cash charge related to the write-off of deferred financing fees associated with the overall reduction in its borrowing capacity under the credit facilities of $225.0 million. This charge is reflected in gain (loss) on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2003.

2.25% Convertible Note Repurchases—During the nine months ended September 30, 2003, the Company repurchased an aggregate of $130.8 million accreted value ($165.0 million face value) of its 2.25% convertible notes in exchange for an aggregate of 8,415,984 shares of Class A common stock and $82.2 million in restricted cash. These shares included an aggregate of 6,440,636 shares of Class A common stock issued to such holders in addition to the amounts issuable upon conversion of those notes as provided in the applicable indentures. The Company made these repurchases pursuant to negotiated transactions with a limited number of note holders.

As a consequence of these exchanges, the Company recorded charges of approximately $1.4 million and $39.9 million in the three and nine months ended September 30, 2003, respectively, which primarily represent the fair market value of the shares of stock issued to the note holders in excess of the number of shares originally issuable upon conversion of the notes, as well as cash paid in excess of the related debt retired. These charges are included in gain (loss) on retirement of long-term obligations in the accompanying condensed consolidated statements of operations. As of September 30, 2003, the accreted value of the 2.25% convertible notes was approximately $84.1 million ($104.9 million face value). (See note 14).

5.0% Convertible Note Repurchases—During the three and nine months ended September 30, 2003, the Company repurchased an aggregate of $69.1 million principal value of its 5.0% convertible notes for approximately $61.7 million. As a consequence of these repurchases, the Company recorded a net gain of approximately $6.1 million which is reflected in gain (loss) on retirement of long-term obligations in the accompanying 2003 condensed consolidated statements of operations. As of September 30, 2003, the total principal value outstanding under the 5.0% convertible notes was approximately $380.9 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Credit Facilities—As of September 30, 2003, taking into account the prepayments described herein as well as scheduled and unscheduled principal payments, outstanding indebtedness under the Company’s credit facilities consists of the following: $119.2 million under the revolving credit facility; $604.9 million under the multi-draw term loan A; and $407.9 million under the term loan B.

6.    Restructuring

During the nine months ended September 30, 2003, the Company made cash payments of approximately $1.7 million against its accrued restructuring liability. Such payments were as follows (in thousands):

	Liability as of January 1, 2003	Cash Payments	Liability as of September 30, 2003
Employee separations	$1,639	$(936)	$703
Lease terminations and other facility closing costs	1,993	(798)	1,195

Total	$3,632	$(1,734)	$1,898

There were no material changes in estimates related to the Company’s accrued restructuring liability during the nine months ended September 30, 2003. The Company expects to pay substantially all of the employee separation liabilities over the remainder of 2003. Additionally, the Company continues to negotiate certain lease terminations associated with its restructuring liability. Such liability is reflected in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

7.    Derivative Financial Instruments

During the nine months ended September 30, 2003, the Company recorded an unrealized loss of approximately $0.3 million (net of a tax benefit of approximately $0.2 million) in other comprehensive loss for the change in fair value of cash flow hedges and reclassified $5.5 million (net of a tax benefit of $3.0 million) into results of operations. During the nine months ended September 30, 2002, the Company recorded an unrealized loss in other comprehensive loss of approximately $8.4 million (net of a tax benefit of $4.5 million) and reclassified $15.8 million into results of operations (net of a tax benefit of $8.5 million). Hedge ineffectiveness resulted in no gain or loss for the nine months ended September 30, 2003 and a gain of approximately $0.7 million for the nine months ended September 30, 2002, which is recorded in loss on investments and other expense in the accompanying condensed consolidated statements of operations. The Company records the changes in fair value of its derivative instruments that are not accounted for as hedges in loss on investments and other expense. As of September 30, 2003 and December 31, 2002, the fair value of the Company’s derivative instruments represented a liability of approximately $1.4 million and $15.5 million, respectively, and is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company estimates that approximately $0.4 million of derivative losses (net of tax benefit) included in other comprehensive loss will be reclassified into its statement of operations within the next twelve months.

8.    Comprehensive Loss

Other comprehensive loss consists of derivative instruments accounted for as cash flow hedges (as discussed in note 7). The components of the Company’s comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(52,862)	$(353,877)	$(252,200)	$(1,089,435)
Other comprehensive loss, net of tax:
Derivative instruments:
Net change in fair value of cash flow hedges	14	(3,148)	(331)	(8,416)
Amounts reclassified into results of operations	594	5,425	5,523	15,829

Comprehensive loss	$(52,254)	$(351,600)	$(247,008)	$(1,082,022)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

9.    Business Segments

The Company operates in two business segments: rental and management (RM) and network development services (Services). The RM segment provides for the leasing and subleasing of antennae sites on multi-tenant towers and other properties for a diverse range of customers primarily in the wireless communication and broadcast industries. The Services segment offers a broad range of services, including antenna and line installation, maintenance, construction, site acquisition and zoning.

The accounting policies applied in compiling segment information below are similar to those described in the Company’s 2002 Annual Report on Form 10-K. In evaluating financial performance, management focuses on operating profit (loss) which is defined as operating income (loss) from continuing operations, excluding depreciation and amortization, corporate general, administrative and development expense, restructuring expense and impairments and net loss on sale of long-lived assets. For reporting purposes the RM segment includes interest income, TV Azteca, net.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments as of and for the three and nine months ended September 30, 2003 and 2002 is shown in the following table. The Other column below represents amounts excluded from specific segments, such as depreciation and amortization, corporate general, administrative and development expense, restructuring expense, impairments and net loss on sale of long-lived assets, interest income, interest expense, loss on investments and other expense, gain (loss) on retirement of long-term obligations and minority interest in net earnings of subsidiaries. In addition, the Other column also includes corporate assets such as cash and cash equivalents, restricted cash and investments and certain tangible and intangible assets and income tax accounts that have not been allocated to specific segments, as well as assets held for sale.

Three Months Ended September 30, (in thousands)	RM	Services	Other	Total
2003
Revenues	$158,193	$28,681		$186,874
Operating profit (loss)	104,958	2,407	$(158,656)	(51,291)
Assets	4,453,345	158,884	978,078	5,590,307
2002
Revenues	$138,160	$36,786		$174,946
Operating profit (loss)	85,069	1,726	$(237,817)	(151,022)
Assets	4,660,873	162,366	907,360	5,730,599

Nine Months Ended September 30, (in thousands)	RM	Services	Other	Total
2003
Revenues	$456,571	$67,052		$523,623
Operating profit (loss)	301,465	4,566	$(554,619)	(248,588)
Assets	4,453,345	158,884	978,078	5,590,307
2002
Revenues	$396,778	$100,879		$497,657
Operating profit (loss)	236,574	10,567	$(571,796)	(324,655)
Assets	4,660,873	162,366	907,360	5,730,599

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

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	Consolidated	Restricted Group	Consolidated	Restricted Group
	(In thousands)
Statement of Operations Data:
Operating revenues	$186,874	$186,874	$523,623	$523,623

Operating expenses:
Rental and management	56,758	56,758	165,659	165,659
Network development services	26,274	26,274	62,486	62,486
Depreciation and amortization	77,687	77,687	236,965	236,965
Corporate general, administrative and development expense	6,493	6,493	20,106	20,106
Impairments and net loss on sale of long-lived assets	7,646	7,646	19,344	19,344

Total operating expenses	174,858	174,858	504,560	504,560

Operating income from continuing operations	12,016	12,016	19,063	19,063

Interest income, TV Azteca, net	3,523	3,523	10,553	10,553
Interest income	1,177	1,177	4,033	4,033
Interest expense	(68,906)	(68,906)	(211,849)	(211,849)
Loss on investments and other expense	(1,449)	(1,449)	(27,050)	(27,050)
Gain (loss) on retirement of long-term obligations	3,255	3,255	(41,068)	(41,068)
Minority interest in net earnings of subsidiaries	(907)	(907)	(2,270)	(2,270)

Loss from continuing operations before income taxes	(51,291)	(51,291)	(248,588)	(248,588)
Income tax benefit	13,593	13,593	50,453	50,453

Loss from continuing operations	(37,698)	(37,698)	(198,135)	(198,135)
Loss from discontinued operations, net of tax	(15,164)	(3,024)	(54,065)	(21,536)

Net loss	$(52,862)	$(40,722)	$(252,200)	$(219,671)

	September 30, 2003
	Consolidated	Restricted Group
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash and investments)	$349,853	$349,853
Assets held for sale	138,264	23,672
Property and equipment, net	2,617,408	2,617,408
Total assets	5,590,307	5,475,715
Long-term obligations, including current portion	3,490,598	3,490,598
Liabilities held for sale	130,977	11,156
Total stockholders’ equity	1,757,173	1,757,173

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

11.    Acquisitions

During the nine months ended September 30, 2003, the Company acquired 456 communication sites from NII Holdings, Inc. (NII) for an aggregate preliminary purchase price of approximately $75.6 million, bringing the total towers closed under its agreement with NII to 596 and the total cash paid to approximately $101.8 million. The Company has accounted for the acquisition of these towers under the purchase method of accounting.

Unaudited Pro Forma Operating Results—The unaudited pro forma results of operations for the three and nine months ended September 30, 2003 and 2002 are not presented for comparative purposes due to the insignificant impact of the 2003 acquisitions (as described above) on the Company’s consolidated results of operations.

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

Acquisition Commitments—As of September 30, 2003, the Company has satisfied its minimum obligations under an agreement relating to the acquisition of tower assets from NII. The Company expects to close on an additional $12.5 million of NII tower assets in stages through the second quarter of 2004.

Build-to-Suit Agreements—As of September 30, 2003, the Company was party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. Under the terms of the agreements, the Company is obligated to construct up to 1,000 towers over a three year period which includes approximately 650 towers in Mexico and 350 towers in Brazil. The Company is in the process of renegotiating several of these agreements to reduce its overall commitment; however, there can be no assurance that it will be successful in doing so.

13.    Voluntary Option Exchange Program

In August 2003, pursuant to an option exchange program, the Company accepted for surrender certain options (having an exercise price of $10.25 or greater) to purchase an aggregate of 1,831,981 shares of its Class A common stock and agreed to issue options to purchase 1,221,321 shares of its Class A common stock in the first quarter of 2004, with an exercise price equal to the fair market value of its Class A common stock on the date of grant. The Company initiated this option exchange program in June 2003 (after receiving stockholder approval) and offered participation to both full and part-time employees of the Company and the Company’s eligible subsidiaries, excluding the Company’s executive officers and directors. This option exchange program calls for the grant (at least six months and one day from the surrender date) of new options to purchase two shares of Class A common stock for every option to purchase three shares that is surrendered. No portion of any new options granted for surrendered options will be exercisable for an additional six months after the new grant date. At that time, the new options will become exercisable to the same extent that the options they replace would have been vested on that date had they not been exchanged.

14.    Subsequent Events

ATI 7.25% Senior Subordinated Notes—In November 2003, the Company’s principal operating subsidiary, ATI, agreed to sell $400.0 million principal amount of 7.25% senior subordinated notes due 2011 (ATI 7.25% Notes) through an institutional private placement. The closing is expected to occur on or about November 18,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

2003 and is subject to customary closing conditions. The net proceeds of the ATI 7.25% Notes offering will be approximately $389.3 million (after deducting the initial purchasers’ discounts and commissions and other expenses related to the offering) and will be used to prepay indebtedness under the Company’s credit facilities. In connection with such prepayments, the Company expects to record a non-cash charge of approximately $4.7 million in the fourth quarter of 2003 related to the write-off of deferred financing fees associated with the reduction of the Company’s overall borrowing capacity under the credit facilities.

The ATI 7.25% Notes mature on December 1, 2011 and interest is payable semi-annually in arrears on June 1 and December 1 each year beginning June 1, 2004. The Company may redeem the notes after December 1, 2007. The initial redemption price on the notes is 103.625% of the principal amount, subject to a ratable decline after December 1 of each following year to 100% of the principal amount in 2009 and thereafter. The Company may also redeem up to 35% of the notes any time prior to December 1, 2006 (at a price equal to 107.25% of the principal amount of the notes plus accrued and unpaid interest, if any), with the net cash proceeds of certain public equity offerings within sixty days after the closing of any such offering. The notes rank junior in right of payment to all existing and future senior indebtedness of ATI, the sister guarantors (as defined in the indenture relating to the notes) and their domestic subsidiaries, structurally senior in right of payment to all of the Company’s existing and future indebtedness and pari passu with the ATI 12.25% Notes. The notes are jointly and severally guaranteed on a senior subordinated basis by the Company and substantially all of its wholly owned domestic subsidiaries, other than Verestar and its subsidiaries.

Amended Credit Facilities—In November 2003, the Company entered into an amendment to its credit facilities primarily to facilitate the ATI 7.25% Notes offering described above. The amendment permits the Company, among other things, to complete the offering, provided that the net proceeds are used to prepay obligations under the credit facilities. The prepayment of the credit facilities provides for a reduction in the term loans and revolving loan and results in a permanent reduction in the revolving loan commitments to the extent the revolving loan is repaid. Upon the closing of the ATI 7.25% Notes offering, the Company expects to utilize the net proceeds of $389.3 million to prepay indebtedness under the credit facilities. Such prepayments will consist of: approximately $208.0 million of the term loan A, approximately $140.3 million of the term loan B and approximately $41.0 million of the revolving loan. After giving effect to these prepayments, as of September 30, 2003, total borrowing capacity would be approximately $1.0 billion and approximately $742.8 million would be outstanding under the credit facilities. The amendment also allows the Company to incur additional debt under the loan agreement solely for the purpose of refinancing existing debt thereunder, subject to obtaining commitments from the lenders and satisfying other conditions, and it extends the effective date of the requirement to prepay indebtedness using excess cash flow, as defined, from April 2004 to April 2005.

2.25% Convertible Note Cash Tender Offer—Pursuant to the indenture for the 2.25% convertible notes, each holder of the notes had the right to require the Company to repurchase on October 22, 2003 all or any part of such holders’ notes at a price equal to the issue price plus the accreted original issue discount, plus accrued and unpaid interest, if any, up to but excluding October 22, 2003. Under the terms of the notes, the Company had the option to pay for the notes with cash, Class A common stock, or a combination of cash and stock. As a result, in October 2003, the Company completed a cash tender offer for its 2.25% convertible notes pursuant to which $84.2 million accreted value ($104.9 million face value) of the 2.25% convertible notes were repurchased for approximately $84.2 million. The Company expects to record a non-cash charge in the fourth quarter of 2003 of approximately $1.4 million related to the write-off of deferred financing fees associated with the repurchase of the 2.25% convertible notes. As of September 30, 2003, after giving effect to the tender offer, approximately $0.1 million in accreted value remained outstanding under the 2.25% convertible notes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

15.    Subsidiary Guarantees

The Company’s payment obligations under the ATI 12.25% Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and substantially all of the Company’s and ATI’s wholly owned domestic subsidiaries, other than Verestar and its subsidiaries, (collectively Guarantor Subsidiaries). The ATI 12.25% Notes and the subsidiary guarantees under the ATI 12.25% Notes are subordinated to all indebtedness under the Company’s credit facilities.

The following condensed consolidating financial data illustrates the composition of ATI’s parent, ATI (the issuer of the ATI 12.25% Notes), the combined guarantor subsidiaries under the ATI 12.25% Notes and the non-guarantor subsidiaries. These statements have been prepared in accordance with the rules and requirements of the SEC and the requirements contained in the ATI 12.25% Notes indenture. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information that would be useful in assessing the financial composition of the guarantors. No single guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the subsidiary guarantee other than its subordination to the Company’s credit facilities described above.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2003

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$43,933	$2,593	$19,605		$66,131
Restricted cash and investments	$120,574	163,148				283,722
Accounts receivable, net		44,691	326	7,606		52,623
Prepaid and other current assets	6,240	41,761	78	6,284		54,363
Deferred income taxes	13,111			(60)		13,051
Assets held for sale			23,672	114,592		138,264

Total current assets	139,925	293,533	26,669	148,027		608,154

PROPERTY AND EQUIPMENT, NET		2,257,510	20,502	339,396		2,617,408
INTANGIBLE ASSETS, NET	41,404	1,547,505	9,511	64,175		1,662,595
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	3,067,969	28,863	454,443		$(3,551,275)
OTHER LONG-TERM ASSETS	428,977	163,597		109,576		702,150

TOTAL	$3,678,275	$4,291,008	$511,125	$661,174	$(3,551,275)	$5,590,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$84,089	$101,381		$262		$185,732
Accounts payable and accrued expenses	26,266	89,693	$(764)	11,005		126,200
Other current liabilities		39,376		(17)		39,359
Liabilities held for sale			11,156	119,821		130,977

Total current liabilities	110,355	230,450	10,392	131,071		482,268

LONG-TERM OBLIGATIONS	1,803,655	1,466,485	3	34,723		3,304,866
OTHER LONG-TERM LIABILITIES		28,471				28,471

Total liabilities	1,914,010	1,725,406	10,395	165,794		3,815,605

MINORITY INTEREST IN SUBSIDIARIES		226		17,303		17,529
STOCKHOLDERS’ EQUITY:
Common Stock	2,195					2,195
Additional paid-in capital	3,905,666	3,663,446	461,259	943,100	$(5,067,805)	3,905,666
Accumulated (deficit) earnings	(2,139,230)	(1,097,698)	39,471	(458,303)	1,516,530	(2,139,230)
Accumulated other comprehensive loss		(372)				(372)
Note receivable				(6,720)		(6,720)
Treasury stock	(4,366)					(4,366)

Total stockholders’ equity	1,764,265	2,565,376	500,730	478,077	(3,551,275)	1,757,173

TOTAL	$3,678,275	$4,291,008	$511,125	$661,174	$(3,551,275)	$5,590,307

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$160,678	$1,073	$25,123		$186,874
Operating expenses		156,874	790	17,194		174,858

Operating income from continuing operations		3,804	283	7,929		12,016

Other income (expense):
Interest income, TV Azteca, net of interest expense				3,523		3,523
Interest income		1,150		27		1,177
Interest expense	$(36,375)	(32,225)	(2)	(304)		(68,906)
Other income (expense)	4,709	(1,961)		(942)		1,806
Minority interest in earnings of subsidiaries				(907)		(907)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(29,366)	341	6,540		$22,485

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(61,032)	(28,891)	6,821	9,326	22,485	(51,291)
INCOME TAX BENEFIT (PROVISION)	8,170	7,963	(74)	(2,466)		13,593

(LOSS) INCOME FROM CONTINUING OPERATIONS	(52,862)	(20,928)	6,747	6,860	22,485	(37,698)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(2,759)	(286)	(12,119)		(15,164)

NET (LOSS) INCOME	$(52,862)	$(23,687)	$6,461	$(5,259)	$22,485	$(52,862)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$453,494	$3,068	$67,061		$523,623
Operating expenses		453,104	2,353	49,103		504,560

Operating income from continuing operations		390	715	17,958		19,063

Other income (expense):
Interest income, TV Azteca, net of interest expense				10,553		10,553
Interest income		3,887		146		4,033
Interest expense	$(110,214)	(100,444)	(2)	(1,189)		(211,849)
Other expense	(43,767)	(23,014)		(1,337)		(68,118)
Minority interest in earnings of subsidiaries				(2,270)		(2,270)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(125,814)	(2,585)	16,245		$112,154

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(279,795)	(121,766)	16,958	23,861	112,154	(248,588)
INCOME TAX BENEFIT (PROVISION)	27,595	29,280	(186)	(6,236)		50,453

(LOSS) INCOME FROM CONTINUING OPERATIONS	(252,200)	(92,486)	16,772	17,625	112,154	(198,135)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(4,496)	(13,076)	(36,493)		(54,065)

NET (LOSS) INCOME	$(252,200)	$(96,982)	$3,696	$(18,868)	$112,154	$(252,200)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003

(In thousands)

	Parent		ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES		$(126,621)	$159,278	$1,173	$46,195	$80,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities			(33,544)	(254)	(12,136)	(45,934)
Payments for acquisitions				(129)	(75,861)	(75,990)
Proceeds from sale of businesses and other long term assets			53,564		20,732	74,296
Deposits, investments, and other long-term assets			(7,649)	50	(2,449)	(10,048)

Cash provided by (used for) investing activities			12,371	(333)	(69,714)	(57,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt securities and notes payable		210,000	419,884		2,500	632,384
Net proceeds from equity offering, stock options and employee stock purchase plan		125,205				125,205
Repayment of long-term obligations		(143,924)	(379,229)		(5,592)	(528,745)
Deferred financing costs, restricted cash and other		(127,797)	(184,557)			(312,354)
Investments in and advances from (to) subsidiaries		63,137	(91,414)	997	27,280

Cash provided by (used for) financing activities		126,621	(235,316)	997	24,188	(83,510)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS			(63,667)	1,837	669	(61,161)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR			107,600	756	18,936	127,292

CASH AND CASH EQUIVALENTS, END OF PERIOD	$		$43,933	$2,593	$19,605	$66,131

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2002

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$107,600	$756	$18,936		$127,292
Accounts receivable, net		56,316		8,573		64,889
Prepaid and other current assets	$6,026	52,938	112	12,203		71,279
Deferred income taxes	13,111					13,111
Assets held for sale		49,529	44,601	220,075		314,205

Total current assets	19,137	266,383	45,469	259,787		590,776

PROPERTY AND EQUIPMENT, NET		2,397,951	21,894	275,154		2,694,999
INTANGIBLE ASSETS, NET	42,877	1,613,673	9,518	64,933		1,731,001
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	3,221,521	36,635	393,036		$(3,651,192)
OTHER LONG-TERM ASSETS	394,251	142,255		108,921		645,427

TOTAL	$3,677,786	$4,456,897	$469,917	$708,795	$(3,651,192)	$5,662,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$210,899	$58,566		$393		$269,858
Accounts payable and accrued expenses	51,539	113,492	$(794)	12,754		176,991
Other current liabilities		38,523		210		38,733
Liabilities held for sale		3,006	18,771	178,919		200,696

Total current liabilities	262,438	213,587	17,977	192,276		686,278

LONG-TERM OBLIGATIONS	1,662,741	1,480,297		35,618		3,178,656
OTHER LONG-TERM LIABILITIES		41,379				41,379

Total liabilities	1,925,179	1,735,263	17,977	227,894		3,906,313

MINORITY INTEREST IN SUBSIDIARIES		225		15,342		15,567
STOCKHOLDERS’ EQUITY
Common Stock	1,958					1,958
Additional paid-in capital	3,642,019	3,727,689	416,165	911,714	$(5,055,568)	3,642,019
Accumulated (deficit) earnings	(1,887,030)	(1,000,716)	35,775	(439,435)	1,404,376	(1,887,030)
Accumulated other comprehensive loss		(5,564)				(5,564)
Note receivable				(6,720)		(6,720)
Treasury stock	(4,340)					(4,340)

Total stockholders’ equity	1,752,607	2,721,409	451,940	465,559	(3,651,192)	1,740,323

TOTAL	$3,677,786	$4,456,897	$469,917	$708,795	$(3,651,192)	$5,662,203

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$156,989	$924	$17,033		$ 174,946
Operating expenses		248,393	405	12,780		261,578

Operating (loss) income from continuing operations		(91,404)	519	4,253		(86,632)
Other income (expense):
Interest income, TV Azteca, net of interest expense				3,514		3,514
Interest income		740		15		755
Interest expense	$ (37,284)	(25,025)		(409)		(62,718)
Other expense	(3,407)	(803)		(1,092)		(5,302)
Minority interest in losses (earnings) of subsidiaries		3		(642)		(639)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(314,072)	935	4,518		$308,619

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(354,763)	(115,554)	5,037	5,639	308,619	(151,022)
INCOME TAX BENEFIT (PROVISION)	886	2,539	(11)	(246)		3,168

(LOSS) INCOME FROM CONTINUING OPERATIONS	(353,877)	(113,015)	5,026	5,393	308,619	(147,854)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(566)	916	(206,373)		(206,023)

NET (LOSS) INCOME	$(353,877)	$(113,581)	$5,942	$(200,980)	$308,619	$(353,877)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2002 (In thousands)
	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$443,394	$2,673	$51,590		$497,657
Operating expenses		565,097	2,197	41,047		608,341

Operating (loss) income from continuing operations		(121,703)	476	10,543		(110,684)
Other income (expense):
Interest income, TV Azteca, net of interest expense				10,414		10,414
Interest income		2,481		71		2,552
Interest expense	$(111,793)	(77,560)		(2,672)		(192,025)
Other expense	(16,699)	(10,840)		(6,000)		(33,539)
Minority interest in losses (earnings) of subsidiaries		4		(1,377)		(1,373)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(986,027)	1,772	9,677		$974,578

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,114,519)	(205,846)	10,153	10,979	974,578	(324,655)
INCOME TAX BENEFIT	25,084	27,643	1	163		52,891

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,089,435)	(178,203)	10,154	11,142	974,578	(271,764)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(21,350)	2,857	(236,560)		(255,053)

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,089,435)	(199,553)	13,011	(225,418)	974,578	(526,817)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT		(368,431)	(4,884)	(189,303)		(562,618)

NET (LOSS) INCOME	$(1,089,435)	$(567,984)	$8,127	$(414,721)	$974,578	$(1,089,435)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2002

(In thousands)

	Parent		ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES		$(131,803)	$129,769	$8,320	$28,853	$35,139

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities			(126,088)	(848)	(28,920)	(155,856)
Payments for acquisitions			(17,901)		(3,750)	(21,651)
Proceeds from sale of businesses and other long-term assets			39,726			39,726
Deposits, investments, and other long-term assets			(7,672)	2	(9,095)	(16,765)

Cash used for investing activities			(111,935)	(846)	(41,765)	(154,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities			160,000			160,000
Net proceeds from stock options and employee stock purchase plan		910				910
Repayment of long-term obligations			(5,047)		(101,625)	(106,672)
Restricted cash		94,071				94,071
Investments in and advances from (to) subsidiaries		36,822	(155,102)	(8,534)	126,814

Cash provided by (used for) financing activities		131,803	(149)	(8,534)	25,189	148,309

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS			17,685	(1,060)	12,277	28,902
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR			25,912	2,997	7,049	35,958

CASH AND CASH EQUIVALENTS, END OF PERIOD	$		$43,597	$1,937	$19,326	$64,860

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

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto, and the information set forth under the heading “Critical Accounting Policies” in our 2002 Form 10-K, and our Current Report on Form 8-K filed on October 3, 2003. This Current Report conforms the presentation of information in our 2002 Form 10-K with the presentation reported in our March 31, 2003 Form 10-Q and June 30, 2003 Form 10-Q, reflecting certain discontinued operations.

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment profit (loss) as a means to measure operating performance in these business segments. We define segment operating profit (loss) as segment revenues less segment operating expenses excluding depreciation and amortization, corporate general, administrative and development expense, restructuring expense and impairments and net loss on sale of long-lived assets. Segment profit (loss) for the rental and management segment includes interest income, TV Azteca, net.

The condensed consolidated statements of operations herein have been adjusted for all periods presented to reflect the results of operations for our discontinued operations (see note 3 to the accompanying condensed consolidated financial statements).

Results of Operations

Three Months Ended September 30, 2003 and 2002

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2003	2002
	(In thousands)
REVENUES:
Rental and management	$158,193	$138,160	$20,033	14%
Network development services	28,681	36,786	(8,105)	(22)

Total operating revenues	186,874	174,946	11,928	7

OPERATING EXPENSES:
Rental and management	56,758	56,605	153	N/A
Network development services	26,274	35,060	(8,786)	(25)
Depreciation and amortization	77,687	78,699	(1,012)	(1)
Corporate general, administrative and development expense	6,493	6,822	(329)	(5)
Restructuring expense		1,190	(1,190)	N/A
Impairments and net loss on sale of long-lived assets	7,646	83,202	(75,556)	(91)

Total operating expenses	174,858	261,578	(86,720)	(33)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net	3,523	3,514	9	N/A
Interest income	1,177	755	422	56
Interest expense	(68,906)	(62,718)	6,188	10
Loss on investments and other expense	(1,449)	(5,302)	(3,853)	(73)
Gain on retirement of long-term obligations	3,255		3,255	N/A
Minority interest in net earnings of subsidiaries	(907)	(639)	268	42
Income tax benefit	13,593	3,168	10,425	329
Loss from discontinued operations, net	(15,164)	(206,023)	(190,859)	(93)

Net loss	$(52,862)	$(353,877)	$(301,015)	(85)%

Total Operating Revenues

Total operating revenues for the three months ended September 30, 2003 were $186.9 million, an increase of $11.9 million from the three months ended September 30, 2002. The increase resulted from an increase in rental and management revenue of $20.0 million, offset by a decrease in network development services revenue of $8.1 million.

Rental and Management Revenue

Rental and management revenue for the three months ended September 30, 2003 was $158.2 million, an increase of $20.0 million from the three months ended September 30, 2002. The increase resulted primarily from adding additional broadband tenants to towers that existed as of July 1, 2002 and, to a lesser extent, from revenue generated on the approximately 800 towers acquired and/or constructed subsequent to July 1, 2002.

We continue to believe that our leasing revenue, which drives our core business, is likely to grow more rapidly than revenue from our network development services segment due to our expected increase in utilization of existing tower capacity. In addition, we believe that the majority of our leasing activity will continue to come from broadband type customers.

Network Development Services Revenue

Network development services revenue for the three months ended September 30, 2003 was $28.7 million, a decrease of $8.1 million from the three months ended September 30, 2002. The decline in revenue during the third quarter of 2003 resulted primarily from decreases in revenue related to construction management, antennae installation and tower maintenance services, resulting from lower levels of construction activity and reduced demand for related services in the wireless telecommunications industry.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2003 were $174.9 million, a decrease of $86.7 million from the three months ended September 30, 2002. The decrease was primarily attributable to a decrease in impairments and net loss on sale of long-lived assets of $75.6 million and a decrease in network development services expense of $8.8 million, and, to a lesser extent, decreases in restructuring expense of $1.2 million and corporate general, administrative and development expense of $0.3 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the three months ended September 30, 2003 was $56.8 million, an increase of $0.2 million from the three months ended September 30, 2002. The increase primarily resulted from incremental expenses related to the approximately 800 towers acquired and/or constructed since July 1, 2002, offset by a decrease in certain rental and management segment overhead costs.

Rental and management segment profit for the three months ended September 30, 2003 was $105.0 million, an increase of $19.9 million from the three months ended September 30, 2002. The increase resulted primarily from incremental revenues and operating profit from adding additional broadband tenants to existing towers and newly acquired and/or constructed towers, coupled with a reduction in certain overhead costs, as discussed above.

Network Development Services Expense/Segment Profit

Network development services expense for the three months ended September 30, 2003 was $26.3 million, a decrease of $8.8 million from the three months ended September 30, 2002. The majority of the decrease was due to an overall decline in demand for the services performed by this segment, as discussed above, coupled with decreases in overhead and related infrastructure costs.

Network development services segment profit for the three months ended September 30, 2003 was $2.4 million, an increase of $0.7 million from the three months ended September 30, 2002. The increase resulted primarily from reductions in personnel, overhead and infrastructure costs.

Corporate General, Administrative and Development Expense

Corporate general, administrative and development expense for the three months ended September 30, 2003 was $6.5 million, a decrease of $0.3 million from the three months ended September 30, 2002. The decrease resulted primarily from a decrease in development expense as a result of our curtailed acquisition and development related activities.

Restructuring Expense

In the latter stages of 2001 and the first quarter of 2002, we announced a restructuring of our organization to include a reduction in the scope of our tower development and acquisition activities and the centralization of certain operational and administrative functions. As a result of these initiatives, during the three months ended September 30, 2002, we incurred employee separation costs associated with the termination of approximately 100 employees (primarily development and administrative), as well as costs associated with the termination of lease obligations and other incremental facility closing costs, aggregating approximately $1.2 million. As of December 31, 2002, we had completed our restructuring initiatives to consolidate operations and do not expect future charges associated with this restructuring. As a result, there were no similar charges in the three months ended September 30, 2003.

Impairments and Net Loss on Sale of Long-Lived Assets

Impairments and net loss on sale of long-lived assets for the three months ended September 30, 2003 was $7.6 million, a decrease of $75.6 million from the three months ended September 30, 2002. The decrease was primarily attributable to approximately $40.3 million of impairment charges that we incurred in the third quarter of 2002 related to the write-off of construction-in-progress costs on non-core tower sites that we no longer planned to build, coupled with a decrease of approximately $30.2 million in impairment charges related to the write-down of certain non-core tower sites that we are marketing for sale.

Interest Expense

Interest expense for the three months ended September 30, 2003 was $68.9 million, an increase of $6.2 million from the three months ended September 30, 2002. The majority of the increase resulted from interest expense on our ATI 12.25% Notes, coupled with interest expense on our 3.25% convertible notes; partially offset by a net decrease in interest expense on our credit facilities as a result of repayments that occurred during 2003.

Loss on Investments and Other Expense

Loss on investments and other expense for the three months ended September 30, 2003 was $1.5 million, a decrease of $3.9 million from the three months ended September 30, 2002. The decrease resulted primarily from decreased impairment and equity losses on our investments.

Gain on Retirement of Long-Term Obligations

During the three months ended September 30, 2003, we repurchased an aggregate of $57.0 million accreted value ($71.4 million face value) of our 2.25% convertible notes for approximately $57.4 million. As a consequence of these repurchases, we recorded a charge of $1.4 million, which represents the cash paid in excess of the related debt retired and the write-off of deferred financing fees. In addition, during the three months ended September 30, 2003, we repurchased an aggregate of $69.1 million of our 5.0% convertible notes for approximately $61.7 million. As a consequence of these repurchases, we recorded a net gain of $6.1 million. In August and September 2003, in connection with the $100.0 million repayment under our credit facilities from the net proceeds of our 3.25% convertible notes offering and a $14.0 million unscheduled principal payment on our term loans, we recorded an aggregate non-cash charge of $1.5 million related to the write-off of deferred financing fees associated with the reduction in our overall borrowing capacity under our credit facilities.

The aggregate effect of these transactions resulted in a net gain on retirement of long-term obligations of approximately $3.3 million for the three months ended September 30, 2003. We incurred no similar charges or gains for the three months ended September 30, 2002.

Income Tax Benefit

The income tax benefit for the three months ended September 30, 2003 was $13.6 million, an increase of $10.4 million from the three months ended September 30, 2002. The effective tax rate was 26.5% for the three months ended September 30, 2003, as compared to 2.1% for the three months ended September 30, 2002. The primary reason for the increase in the effective tax rate is a result of certain items that reduced our tax benefit for the third quarter of 2002 (as follows):

•	During the third quarter of 2002, we recorded a $24.0 million valuation allowance in connection with our plan to implement a tax planning strategy to accelerate the recovery of approximately $350.0 million of federal net operating losses generated prior to 2002. The valuation allowance represents the estimated lost tax benefit in connection with implementing this strategy.

•	We reduced our estimated annual tax rate primarily to reflect the estimated lost tax benefit related to accelerating the recovery of certain federal net operating losses generated in 2002.

The effective tax rate on loss from continuing operations for the three months ended September 30, 2003 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses and foreign items. The effective tax rate on loss from continuing operations for the three months ended September 30, 2002 differs from the federal statutory rate due to the items impacting the rate for the nine months September 30, 2003 and valuation allowances recorded in connection with our tax planning strategy discussed above.

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At September 30, 2003, we have provided a valuation allowance primarily related to state net operating loss carryforwards, capital loss carryforwards and the lost tax benefit and costs associated with implementing our tax planning strategy. We have not provided a valuation allowance for the remaining deferred tax assets, primarily federal net operating loss carryforwards, as management believes that we will have sufficient time to realize these assets during the carryforward period.

We intend to recover a portion of our deferred tax asset from our tax planning strategy to accelerate the utilization of certain federal net operating losses. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets as of  September 30, 2003 will be dependent upon our ability to generate approximately $950.0 million in taxable income from October 1, 2003 to September 30, 2023. If we are unable to generate sufficient taxable income in the future, or accelerate the utilization of losses as contemplated in our tax planning strategy, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

In June 2003, we filed an income tax refund claim with the IRS relating to net operating losses that we generated in 1998, 1999 and 2001. We filed a similar claim in October 2003 with respect to net operating losses generated in 2002. We anticipate receiving a refund of approximately $90.0 million as a result of these claims, which will monetize a portion of our deferred tax asset. We estimate recovery of these amounts within one to three years of the dates the claims were filed with the IRS. There can be no assurances, however, with respect to the specific amount and timing of the refund.

Loss from Discontinued Operations, Net

In August 2003, we consummated the sale of Galaxy and entered into an agreement to sell a 67% interest (on a fully diluted basis) in Verestar. In June 2003, we committed to a plan to sell Kline by June 30, 2004. In May 2003, we consummated the sale of an office building in Westwood, Massachusetts. In February 2003, pursuant to our plan to sell Verestar, we sold MTN, a subsidiary of Verestar. In January 2003, we sold Flash Technologies. In December 2002, we consummated the sale of the building in Boston, Massachusetts where we maintain our corporate headquarters. Finally, in July 2002, we consummated the sale of MTS Components. Accordingly, we have presented the results of these operations, approximately $(1.8) million and $(206.0) million, net of tax, within loss from discontinued operations, net, in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2003 and 2002, respectively.

In addition to the above, the net loss on disposal of discontinued operations for the three months ended September 30, 2003 primarily includes: (a) a charge of approximately $11.6 million to reduce Verestar’s remaining net assets to the estimated fair value upon disposition and (b) a $1.2 million net loss on the disposal of Galaxy.

As of September 30, 2003, we have two businesses, Verestar and Kline, whose disposals are still pending transactions. We expect to close our Verestar and Kline transactions by December 31, 2003 and June 30, 2004, respectively.

Nine Months Ended September 30, 2003 and 2002

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2003	2002
	(In thousands)
REVENUES:
Rental and management	$456,571	$396,778	$59,793	15%
Network development services	67,052	100,879	(33,827)	(34)

Total operating revenues	523,623	497,657	25,966	5

OPERATING EXPENSES:
Rental and management	165,659	170,618	(4,959)	(3)
Network development services	62,486	90,312	(27,826)	(31)
Depreciation and amortization	236,965	232,342	4,623	2
Corporate general, administrative and development expense	20,106	23,592	(3,486)	(15)
Restructuring expense		6,964	(6,964)	N/A
Impairments and net loss on sale of long-lived assets	19,344	84,513	(65,169)	(77)

Total operating expenses	504,560	608,341	(103,781)	(17)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net	10,553	10,414	139	1
Interest income	4,033	2,552	1,481	58
Interest expense	(211,849)	(192,025)	19,824	10
Loss on investments and other expense	(27,050)	(24,670)	2,380	10
Loss on retirement of long-term obligations	(41,068)	(8,869)	32,199	363
Minority interest in net earnings of subsidiaries	(2,270)	(1,373)	897	65
Income tax benefit	50,453	52,891	(2,438)	(5)
Loss from discontinued operations, net	(54,065)	(255,053)	(200,988)	(79)
Cumulative effect of change in accounting principle, net		(562,618)	(562,618)	N/A

Net loss	$(252,200)	$(1,089,435)	$(837,235)	(77)%

Total Operating Revenues

Total operating revenues for the nine months ended September 30, 2003 were $523.6 million, an increase of $26.0 million from the nine months ended September 30, 2002. The increase resulted from an increase in rental and management revenue of $59.8 million, offset by a decrease in network development services revenue of $33.8 million.

Rental and Management Revenue

Rental and management revenue for the nine months ended September 30, 2003 was $456.6 million, an increase of $59.8 million from the nine months ended September 30, 2002. The increase resulted primarily from adding additional broadband tenants to towers that existed as of January 1, 2002 and, to a lesser extent, from revenue generated on the approximately 1,075 towers acquired and/or constructed subsequent to January 1, 2002.

We continue to believe that our leasing revenue, which drives our core business, is likely to grow more rapidly than revenue from our network development services segment due to our expected increase in utilization of existing tower capacity. In addition, we believe that the majority of our leasing activity will continue to come from broadband type customers.

Network Development Services Revenue

Network development services revenue for the nine months ended September 30, 2003 was $67.1 million, a decrease of $33.8 million from the nine months ended September 30, 2002. The significant decline in revenue during the nine months ended September 30, 2003 resulted primarily from decreases in revenue related to construction management, antennae installation and tower maintenance services, resulting from lower levels of construction activity and reduced demand for related services in the wireless telecommunications industry.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2003 were $504.6 million, a decrease of $103.8 million from the nine months ended September 30, 2002. The decrease was attributable to decreased expenses in our network development services segment and rental and management segment of $27.8 million and $5.0 million, respectively, as well as decreases in: impairments and net loss on sale of long-lived assets ($65.2 million); restructuring expense ($7.0 million); and corporate general, administrative and development expense ($3.5 million). These decreases were offset by an increase in depreciation and amortization expense of $4.6 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the nine months ended September 30, 2003 was $165.7 million, a decrease of $5.0 million from the nine months ended September 30, 2002. The decrease resulted primarily from reductions in our rental and management segment overhead costs, partially offset by incremental expenses related to the approximately 1,075 towers acquired and/or constructed subsequent to January 1, 2002.

Rental and management segment profit for the nine months ended September 30, 2003 was $301.5 million, an increase of $64.9 million from the nine months ended September 30, 2002. The increase resulted primarily from incremental revenues and operating profit from adding additional broadband tenants to existing towers and newly acquired and/or constructed towers, coupled with a reduction in certain overhead costs (as discussed above).

Network Development Services Expense/Segment Profit

Network development services expense for the nine months ended September 30, 2003 was $62.5 million, a decrease of $27.8 million from the nine months ended September 30, 2002. The majority of the decrease was due to an overall decline in demand for the services performed by this segment, as discussed above, coupled with decreases in overhead and related infrastructure costs.

Network development services segment profit for the nine months ended September 30, 2003 was $4.6 million, a decrease of $6.0 million from the nine months ended September 30, 2002. The decrease resulted primarily from a decline in revenue, as discussed above, partially offset by a reduction in personnel, overhead and infrastructure costs.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2003 was $237.0 million, an increase of $4.6 million from the nine months ended September 30, 2002. The increase resulted primarily from an increase in depreciation expense related to our acquisition/construction of approximately $70.6 million of property and equipment from October 1, 2002 to September 30, 2003.

Corporate General, Administrative and Development Expense

Corporate general, administrative and development expense for the nine months ended September 30, 2003 was $20.1 million, a decrease of $3.5 million from the nine months ended September 30, 2002. The decrease resulted primarily from a decrease in development expense as a result of our curtailed acquisition and development related activities.

Restructuring Expense

In the latter stages of 2001 and the first quarter of 2002, we announced a restructuring of our organization to include a reduction in the scope of our tower development and acquisition activities and the centralization of certain operational and administrative functions. As a result of these initiatives, during the nine months ended September 30, 2002, we incurred employee separation costs associated with the termination of approximately 365 employees (primarily development and administrative), as well as costs associated with the termination of lease obligations and other incremental facility closing costs, aggregating approximately $7.0 million. As of December 31, 2002, we had completed our restructuring initiatives to consolidate operations and do not expect future charges associated with those initiatives. As a result, we recorded no similar charges in the nine months ended September 30, 2003.

Impairments and Net Loss on Sale of Long-Lived Assets

Impairments and net loss on sale of long-lived assets for the nine months ended September 30, 2003 was $19.3 million, a decrease of $65.2 million from the nine months ended September 30, 2002. The decrease was primarily attributable to approximately $40.3 million of impairment charges that we incurred in the third quarter of 2002 related to the write-off of construction-in-progress on non-core tower sites that we no longer planned to build, coupled with a decrease of approximately $24.9 million in impairment charges related to the write-down of certain non-core tower sites that we are marketing for sale.

Interest Expense

Interest expense for the nine months ended September 30, 2003 was $211.8 million, an increase of $19.8 million from the nine months ended September 30, 2002. The majority of the increase resulted from interest expense on our ATI 12.25% Notes, which we issued in January 2003, partially offset by a net decrease in interest expense on our credit facilities as a result of repayments made during 2003.

Loss on Investments and Other Expense

Loss on investments and other expense for the nine months ended September 30, 2003 was $27.1 million, an increase of $2.4 million from the nine months ended September 30, 2002. The increase resulted primarily from increased impairment and equity losses on our investments and fees and expenses incurred in connection with a financing transaction that we did not consummate as a result of our ATI 12.25% Notes offering. These increases were partially offset by decreased foreign currency transaction losses.

Loss on Retirement of Long-Term Obligations

In February 2003, we amended our credit facilities, which provided for the prepayment of $200.0 million of our term loans from a portion of the net proceeds from our ATI 12.25% Notes offering and reduced the borrowing capacity of our revolving loan commitment under our credit facilities by $225.0 million. As a result, we recorded a $5.8 million non-cash charge related to the write-off of deferred financing fees associated with the reduction in our overall borrowing capacity under the credit facilities. In August and September 2003, in connection with the $100.0 million prepayment under our credit facilities from the net proceeds of our 3.25% convertible notes offering and a $14.0 million unscheduled principal payment on our term loans, we recorded an aggregate non-cash charge of $1.5 million related to the write-off of deferred financing fees associated with the reduction in our overall borrowing capacity under the credit facilities.

During the nine months ended September 30, 2003, we repurchased an aggregate of $130.8 million accreted value ($165.0 million face value) of our 2.25% convertible notes in exchange for an aggregate of 8,415,984 shares of our Class A common stock and approximately $82.2 million in restricted cash. These shares included an aggregate of 6,440,636 shares of Class A common stock issued to the note holders in addition to the amounts issuable upon conversion of those notes as provided in the applicable indentures. As a consequence of these repurchases, we recorded a charge of $39.9 million, which primarily represented the fair market value of the shares of stock issued to the note holders in excess of the number of shares originally issuable upon converson of the notes. In addition, during the nine months ended September 30, 2003, we repurchased an aggregate of $69.1 million of our 5.0% convertible notes for approximately $61.7 million. As a consequence of these repurchases, we recorded a net gain of $6.1 million.

These charges and the net gain described above resulted in an aggregate loss of $41.1 million, which represents our loss on retirement of long-term obligations for the nine months ended September 30, 2003.

In February 2002, we repaid $95.0 million outstanding under our Mexican credit facility with borrowings under our credit facilities. As a result of such repayment, for the nine months ended September 30, 2002, we expensed approximately $1.7 million of deferred financing fees. In addition, in January 2002, we terminated the $250.0 million multi-draw term loan C component of our credit facilities and recorded a non-cash charge of approximately $7.2 million related to the write-off of the related deferred financing fees. The total of these charges, $8.9 million, represents our loss on retirement of long-term obligations for the nine months ended September 30, 2002.

Income Tax Benefit

The income tax benefit for the nine months ended September 30, 2003 was $50.5 million, a decrease of $2.4 million from the nine months ended September 30, 2002. The effective tax rate was 20.3% for the nine months ended September 30, 2003, as compared to 16.3% for the nine months ended September 30, 2002. The primary reason for the increase in the effective tax rate is a result of certain items that reduced our tax benefit for the nine months ended September 30, 2002 (as follows):

•	During the third quarter of 2002, we recorded a $24.0 million valuation allowance in connection with our plan to implement a tax planning strategy to accelerate the recovery of approximately $350.0 million of federal net operating losses generated prior to 2002. The valuation allowance represents the estimated lost tax benefit in connection with implementing this strategy.

•	We reduced our estimated annual tax rate primarily to reflect the estimated lost tax benefit related to accelerating the recovery of certain federal net operating losses generated in 2002.

This increase was offset in part by an increase in the valuation allowance for capital losses incurred in the first quarter of 2003 and non-deductible losses on retirements of our convertible notes (primarily incurred in the second quarter of 2003).

The effective tax rate on loss from continuing operations for the nine months ended September 30, 2003 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses, foreign items and non-deductible losses on retirements of our convertible notes. The effective tax rate on loss from continuing operations for the nine months ended September 30, 2002 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses, foreign items and the valuation allowance recorded in connection with our tax planning strategy discussed above.

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At September 30, 2003, we have provided a valuation allowance primarily related to state net operating loss carryforwards, capital loss carryforwards and the lost tax benefit and costs associated with implementing our tax planning strategy. We have not provided a valuation allowance for the remaining deferred tax assets, primarily federal net operating loss carryforwards, as management believes that we will have sufficient time to realize these assets during the carryforward period.

We intend to recover a portion of our deferred tax asset from our tax planning strategy to accelerate the utilization of certain federal net operating losses. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets as of September 30, 2003 will be dependent upon our ability to generate approximately $950.0 million in taxable income from October 1, 2003 to September 30, 2023. If we are unable to generate sufficient taxable income in the future, or accelerate the utilization of losses as contemplated in our tax planning strategy, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

In June 2003, we filed an income tax refund claim with the IRS relating to net operating losses that we generated in 1998, 1999 and 2001. We filed a similar claim in October 2003, with respect to net operating losses generated in 2002. We anticipate receiving a refund of approximately $90.0 million as a result of these claims, which will monetize a portion of our deferred tax asset. We estimate recovery of these amounts within one to three years of the dates the claims were filed with the IRS. There can be no assurances, however, with respect to the specific amount and timing of the refund.

Loss from Discontinued Operations, Net

In August 2003, we consummated the sale of Galaxy and entered into an agreement to sell a 67% interest (on a fully diluted basis) in Verestar. In June 2003, we committed to a plan to sell Kline by June 30, 2004. In May 2003, we consummated the sale of an office building in Westwood, Massachusetts. In February 2003, pursuant to our plan to sell Verestar, we sold MTN, a subsidiary of Verestar. In January 2003, we sold Flash Technologies. In December 2002, we consummated the sale of the building in Boston, Massachusetts where we maintain our corporate headquarters. Finally, in July 2002, we consummated the sale of MTS Components. Accordingly, we have presented the results of these operations, approximately $(12.0) million and $(239.1) million, net of tax, as loss from discontinued operations, net, in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2003 and 2002, respectively.

In addition to the above, the net loss on disposal of discontinued operations for the nine months ended September 30, 2003 primarily includes: (a) a $1.2 million net loss on the disposal of Galaxy; (b) a non-cash charge of $12.9 million (net of a tax benefit) to impair Kline’s net assets to the estimated proceeds expected upon disposal; (c) a charge of approximately $23.6 million to reduce the carrying value of Verestar’s remaining net assets to the estimated fair value upon disposition; (d) a $4.0 million net loss on the disposal of the office building in Westwood, Massachusetts; and (e) a $0.4 million gain on the sale of Flash Technologies. The net loss on disposal of discontinued operations for the nine months ended September 30, 2002 represents the loss on the disposition of MTS Components of approximately $15.9 million, net of a tax benefit.

As of September 30, 2003, we have two businesses, Verestar and Kline, whose disposals are still pending transactions. We expect to close our Verestar and Kline transactions by December 31, 2003 and June 30, 2004, respectively.

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

Liquidity and Capital Resources

Our principal uses of liquidity, in addition to funding operations, are debt service and capital expenditures for tower maintenance, construction and acquisitions. Our primary sources of liquidity have been cash on hand, borrowings under our credit facilities, internally generated funds from operations, proceeds from debt and equity offerings, and, to a lesser extent, proceeds from the sale of non-core assets.

Uses of Liquidity

Debt Service.    As of September 30, 2003, we had outstanding debt of approximately $3.5 billion, consisting of the following:

•	Credit facilities – $1.1 billion;

•	Senior notes – $1.0 billion;

•	Convertible notes, net of discount – $887.7 million;

•	ATI 12.25% Notes, net of discount – $408.2 million in accreted value, net of the allocated fair value of the warrants of $46.5 million; and

•	Other – $62.6 million (primarily capital leases and notes payable)

Certain of our debt instruments require us to make current interest payments and all of our debt instruments require us to make significant principal payments at their respective maturities. In addition, in the case of our credit facilities, we must make scheduled amortization payments in increasing amounts designed to repay the loans at maturity. During 2003, we are required to repay approximately $51.8 million of the term loans under the credit facilities and have paid approximately $39.5 million during the nine months ended September 30, 2003.

Prior to maturity, there are no mandatory redemption provisions for cash in the senior notes, the convertible notes or the ATI notes. With the exception of the 3.25% convertible notes, the holders of the convertible notes, however, have the right to require us to repurchase their notes on specified dates prior to maturity, but we may at our election pay the repurchase price in cash or by issuing shares of our Class A common stock, subject to certain conditions in the applicable indenture. Our credit facilities restrict our ability to repurchase convertible notes for cash, except that we may repurchase convertible notes using the remaining funds in the restricted account relating to the ATI 12.25% Notes offering and the restricted account relating to the August 2003 equity offering.

If, on June 30, 2004, any balance exists in the restricted account relating to the ATI 12.25% Notes offering, we must apply such balance to reduce the terms loans outstanding under the credit facilities. If, on August 4, 2004, any balance exists in the restricted account relating to the August 2003 equity offering, we must contribute as equity such balance to our borrower subsidiaries under the credit facilities. As of September 30, 2003, our restricted cash and investments balance was approximately $283.7 million.

Summary of Debt Repurchases and Credit Facilities Prepayments.    From January 1, 2003 through October 31, 2003, we repurchased an aggregate of $215.0 million accreted value ($269.8 million face value) of our 2.25% convertible notes in exchange for 8,415,984 shares of our Class A common stock and approximately $166.4 million in cash (including the $84.2 million accreted value ($104.9 million face value) of notes repurchased in our cash tender offer that expired on October 22, 2003). From August 4, 2003 to September 30, 2003 we also repurchased $69.1 million face value of our 5.0% convertible notes for approximately $61.7 million in cash. In addition, during the nine months ended September 30, 2003, we prepaid approximately $338.5 million of outstanding borrowings under our credit facilities. Such prepayments were made from proceeds of the sale of MTN, a Verestar subsidiary, the ATI 12.25% Notes offering and the 3.25% convertible notes offering.

Tower Construction, Improvements and Acquisition Needs.    We have significantly reduced our planned level of tower construction, improvements and acquisitions for 2003 from prior years. As a result, our future liquidity needs for new tower development and acquisitions will be significantly less than in previous periods.

•	Construction and Improvements. In 2003, we expect to build between 50 and 70 communications towers and expect total incurred capital expenditures for construction and improvements to be between $46.0 million and $48.0 million, including approximately $33.1 million that was incurred for the nine months ended September 30, 2003.

•	Acquisitions. As of September 30, 2003 we had closed approximately $101.8 million of tower assets under the NII Holdings Inc. tower acquisition, including approximately $75.6 million for the nine months ended September 30, 2003. Although we have satisfied our minimum obligations under the NII agreement, we expect to close on an additional $12.5 million of NII tower assets in stages through the second quarter of 2004.

Sources of Liquidity

Cash on Hand.    As of September 30, 2003, we had approximately $66.1 million in cash on hand and $283.7 million of restricted cash and investments. The balances in the restricted cash accounts relating to the ATI 12.25% Notes offering and the August 2003 equity offering were $163.1 million and $120.6 million, respectively.

Credit Facilities.    As of September 30, 2003, we had drawn $119.2 million of the $384.2 million revolving line of credit under our credit facilities (the only component of our credit facilities which is not fully drawn). We also had outstanding letters of credit of $27.2 million as of September 30, 2003. Availability under our revolving credit facility as of September 30, 2003, was, therefore, $237.8 million.

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

Debt and Equity Offerings.    In November 2003, we agreed to sell $400.0 million principal amount of our 7.25% ATI Notes due 2011 through an institutional private placement and expect to receive net proceeds of approximately $389.3 million, after deducting the initial purchasers’ discounts and commissions and other expenses related to the offering. The closing is expected to occur on or about November 18, 2003, and is subject to customary closing conditions.

In August 2003, we raised net proceeds of approximately $323.2 million through a private placement of $210.0 million principal amount of our 3.25% convertible notes due 2010 and a public equity offering of approximately 14.3 million shares of our Class A common stock. Of the total net proceeds raised in these offerings, we applied $100.0 million of the 3.25% convertible notes proceeds to reduce indebtedness under the credit facilities and applied the remaining $102.8 million of the 3.25% convertible notes proceeds to repurchase a portion of our 2.25% convertible notes and 5.0% convertible notes. We placed the $120.4 million of equity proceeds in a restricted account (pursuant to our July 2003 amendment to the credit facilities) and expect to use the net proceeds to fund additional repurchases of other debt securities of our parent company. If we do not use them for that purpose by August 4, 2004, we must contribute the remaining proceeds to our borrower subsidiaries under the credit facilities.

Divestiture Proceeds.    From January 1, 2003 through September 30, 2003, we received cash proceeds of approximately $74.3 million in non-core asset sales related to (a) MTN, a Verestar subsidiary; (b) Flash Technologies; (c) office buildings in Schaumburg, Illinois, Westwood, Massachusetts and Waterbury, Connecticut; (d) Galaxy Engineering; and (e) non-core towers and related assets. Proceeds from these and any future transactions have and will be used, to the extent permitted under our credit facilities and mortgages, to fund capital expenditures for tower construction and acquisitions. We anticipate receiving approximately $30.0 million of proceeds from additional sales of non-core assets during the remainder of 2003 approximately $22.0 million of which we received on October 31, 2003.

Cash Flows Summary

For the nine months ended September 30, 2003, cash flows provided by operating activities were $80.0 million, as compared to $35.1 million for the nine months ended September 30, 2002. The increase is primarily due to an increase in cash flow generated from our rental and management segment.

For the nine months ended September 30, 2003, cash flows used for investing activities were $57.7 million, as compared to $154.5 million for the nine months ended September 30, 2002. This change is primarily due to a decrease in cash expended for purchases of property and equipment and construction activities, coupled with an increase in proceeds received from the sale of non-core businesses and assets.

For the nine months ended September 30, 2003, cash flows used for financing activities were $83.5 million, as compared to cash provided by financing activities of $148.3 million for the nine months ended September 30, 2002. The decrease is primarily related to an increase in the funding of restricted cash and investments, offset by an increase in net proceeds from debt and equity offerings (after repayments made on our credit facilities).

Certain Contractual Commitments

Below is a summary of our credit facilities, ATI notes, warrants, senior notes, convertible notes and certain other contractual obligations. It is qualified in its entirety by the terms of the actual agreements which are summarized. For more information about our obligations, commitments and contingencies, see our condensed consolidated financial statements herein and the accompanying notes thereto; Item 3. “Quantitative and Qualitative Disclosures About Market Risk” (for principal payments and contractual maturity dates as of September 30, 2003); and our Form 10-K for the year ended December 31, 2002, our Form 8-K filed on July 29, 2003 and our Form 8-K filed on October 3, 2003.

Credit Facilities.    As of September 30, 2003, our credit facilities provide us with a borrowing capacity of approximately $1.4 billion. Our principal operating subsidiaries are the borrowers under our credit facilities. Borrowings under the credit facilities are subject to compliance with certain financial ratios as described below. As of September 30, 2003, our credit facilities include:

•	a $384.2 million revolving credit facility, of which approximately $119.2 million was drawn and against which $27.2 million of undrawn letters of credit were outstanding on September 30, 2003, maturing on June 30, 2007;

•	a $604.9 million multi-draw term loan A, which was fully drawn on September 30, 2003, maturing on June 30, 2007; and

•	a $407.9 million term loan B, which was fully drawn on September 30, 2003, maturing on December 31, 2007.

In November 2003, upon the closing of the ATI 7.25% Notes offering, we expect to utilize the net proceeds to prepay approximately $389.3 million of indebtedness under our credit facilities. Such prepayments will consist of: approximately $208.0 million of the term loan A, approximately $140.3 million of the term loan B and approximately $41.0 million of the revolving loan (which will result in a permanent reduction of the revolving loan commitments). After giving effect to these prepayments, as of September 30, 2003, total borrowing capacity under the credit facilities would be approximately $1.0 billion, our borrowing availability would remain at $237.8 million and approximately $742.8 million would be outstanding under the credit facilities. Accordingly, our credit facilities would include:

•	a $343.2 million revolving credit facility, of which approximately $78.2 million was drawn;

•	a $396.9 million multi-draw term loan A, which was fully drawn; and

•	a $267.7 million term loan B, which was fully drawn.

We are required under our credit facilities to make scheduled amortization payments in increasing amounts designed to repay the loans at maturity. During 2003, we are required to repay approximately $47.5 million of the amended term loans and have paid approximately $39.5 million during the nine months ended September 30, 2003.

We and our restricted subsidiaries have guaranteed all of the loans under our credit facilities. We have secured the loans with liens on substantially all assets of the borrowers and the restricted subsidiaries, and substantially all outstanding capital stock and other debt and equity interests of all of our direct and indirect subsidiaries.

In November 2003, we entered into an amendment to our credit facilities primarily to facilitate the ATI 7.25% Notes offering described above. The amendment permits us, among other things, to complete the offering, provided that the net proceeds are used to prepay obligations under the credit facilities as described above. The amendment also allows us to incur additional debt under the loan agreement solely for the purpose of refinancing the existing debt thereunder, subject to obtaining commitments from the lenders and satisfying other conditions, and it extends the effective date of the requirement to prepay indebtedness using excess cash flow, as defined, from April 2004 to April 2005. In July 2003, we entered into an amendment to the credit facilities primarily to facilitate the 3.25% convertible notes offering and our public equity offering as described in “Sources of Liquidity.”

ATI 7.25% Senior Subordinated Notes. In November 2003, ATI, our principal operating subsidiary, agreed to sell $400.0 million principal amount of 7.25% senior subordinated notes due 2011 through an institutional private placement. The notes will mature on December 1, 2011 and interest will be payable semi-annually in arrears on June 1 and December 1 each year beginning June 1, 2004. We may redeem the notes after December 1, 2007. The initial redemption price on the notes is 103.625% of the principal amount, subject to a ratable decline after December 1 of each following year to 100% of the principal amount in 2009 and thereafter. We may also redeem up to 35% of the notes any time prior to December 1, 2006 at a price equal to 107.25% of the principal amount of the notes plus accrued and unpaid interest, if any, with the net cash proceeds of certain public equity offerings within sixty days after the closing of any such offering. The notes rank junior in right of payment to all existing and future senior indebtedness of ATI, the sister guarantors (as defined in the indenture relating to the notes) and their domestic subsidiaries, structurally senior in right of payment to all of our existing and future indebtedness and pari passu with the ATI 12.25% Notes. The notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our wholly owned domestic subsidiaries, other than Verestar and its subsidiaries.

3.25% Convertible Notes.    In August 2003, we completed a private placement of $210.0 million principal amount of 3.25% convertible notes. The 3.25% Notes mature on August 1, 2010 and interest is payable semi-annually in arrears on February 1 and August 1 each year. The 3.25% Notes are convertible at any time into shares of our Class A common stock at a conversion price of $12.22 per share, subject to certain adjustments. We may redeem the 3.25% Notes after August 6, 2008. The initial redemption price on the 3.25% Notes is 100.9% of the principal amount, subject to a ratable decline after August 1 of the following year to 100% of the principal amount in 2010. The 3.25% Notes rank equally with the 5.0% convertible notes, the 6.25% convertible notes, the 2.25% convertible notes and the 9 3/8% senior notes and are structurally and effectively junior to indebtedness outstanding under the credit facilities, the ATI 12.25% Notes and the ATI 7.25% Notes.

The total amount outstanding under the 3.25% convertible notes as of September 30, 2003 was $210.0 million.

ATI 12.25% Notes and Warrants.    In January 2003, ATI, our principal operating subsidiary, issued 12.25% senior subordinated discount notes due 2008 with a principal amount at maturity of $808.0 million. The ATI 12.25% Notes will mature on August 1, 2008. No cash interest is payable on the ATI 12.25% Notes. Instead, the accreted value of each note increases between the date of original issuance and the maturity date at a rate of 12.25% per annum.

The ATI 12.25% Notes rank junior in right of payment to all existing and future senior indebtedness of ATI, the sister guarantors (as defined in the indenture relating to the ATI 12.25% Notes) and their domestic subsidiaries, structurally senior in right of payment to all of our existing and future indebtedness and pari passu with the ATI 7.25% Notes. The ATI 12.25% Notes are jointly and severally guaranteed on a senior subordinated basis by us and substantially all of our wholly owned domestic subsidiaries, other than Verestar and its subsidiaries.

As of September 30, 2003, we had outstanding debt under the ATI 12.25% Notes of $408.2 million in accreted value, net of the allocated fair value of the warrants of $46.5 million.

9 3/8% Senior Notes.    Our senior notes mature on February 1, 2009. Interest on the senior notes is payable semiannually on February 1 and August 1. The senior note indenture does not contain any sinking fund or mandatory redemption requirement for the senior notes prior to maturity. As of September 30, 2003, we had outstanding an aggregate principal amount of $1.0 billion of 9 3/8% senior notes.

6.25% and 2.25% Convertible Notes.    In October 1999, we issued 6.25% convertible notes due 2009 in an aggregate principal amount of $300.0 million and 2.25% convertible notes due 2009 at an issue price of $300.1 million, representing 70.52% of their principal amount at maturity of $425.5 million. The difference between the issue price and the principal amount at maturity of the 2.25% convertible notes will be accreted each year at the rate of 6.25% per annum as interest expense in our consolidated financial statements. The 6.25% convertible notes are convertible into shares of our Class A common stock at a conversion price of $24.40 per share. The 2.25% convertible notes are convertible into shares of Class A common stock at a conversion price of $24.00 per share.

The indentures under which the convertible notes were issued do not contain any sinking fund or mandatory redemption requirement for the convertible notes prior to maturity. However, holders may require us to repurchase all or any of their 6.25% convertible notes on October 22, 2006 at their principal amount, together with accrued and unpaid interest. We may elect to pay the repurchase price in cash or shares of our Class A common stock, or any combination thereof, subject to certain conditions. In connection with a similar right held by the holders of the 2.25% convertible notes, we repurchased $84.2 million accreted value of the 2.25% convertible notes in a cash tender offer expiring on October 22, 2003. See “Uses of Liquidity.”

The amended credit facilities permit us to use, subject to certain conditions, restricted cash to purchase our convertible notes, whether pursuant to the holders’ put rights, in privately negotiated transactions, or otherwise. See “Uses of Liquidity.” Notwithstanding this right, we will continue to evaluate financing opportunities with respect to our convertible notes. We may seek, from time to time, to reduce our indebtedness through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

As of September 30, 2003, the total accreted amounts outstanding under the 2.25% and 6.25% convertible notes were $84.1 million and $212.7 million, respectively. Giving effect to the tender offer of our 2.25% convertible notes occurring on October 22, 2003, the total accreted amount outstanding under the 2.25% convertible notes would have been approximately $0.1 million.

5.0% Convertible Notes.    In February 2000, we issued 5.0% convertible notes due 2010 in an aggregate principal amount of $450.0 million. The 5.0% convertible notes are convertible into shares of our Class A common stock at a conversion price of $51.50 per share. The indenture under which the 5.0% convertible notes are outstanding does not contain any sinking fund or mandatory redemption requirement for the convertible notes prior to maturity. However, holders may require us to repurchase all or any of the 5.0% convertible notes on February 20, 2007 at their principal amount, together with accrued and unpaid interest. We may elect to pay the repurchase price in cash or shares of Class A common stock or any combination thereof, subject to certain conditions in the indenture. The amended credit facilities permit us to use, subject to certain conditions, the restricted cash, to repurchase our 5.0% convertible notes. See “Uses of Liquidity.”

The total amount outstanding under the 5.0% convertible notes as of September 30, 2003 was $380.9 million.

Other Long-Term Debt.    As of September 30, 2003, we had approximately $62.6 million of other long-term debt, including $45.2 million of capital lease obligations and $17.4 million of mortgage indebtedness and other notes payable.

Tower Construction and Acquisition.    As of September 30, 2003, we were party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. In addition, as of September 30, 2003, we have satisfied our minimum obligations under an agreement relating to the acquisition of tower assets from NII, although we expect to close on an additional $12.5 million of NII tower assets in stages through the second quarter of 2004.

Verestar Agreement.    In August 2003, we entered into an agreement to sell a 67% interest (on a fully diluted basis) in our Verestar subsidiary, and we expect this transaction to close by the end of 2003. If the Verestar transaction closes, we are obligated to make a $2.0 million capital contribution to Verestar prior to closing and, subject to Verestar’s compliance with certain operating covenants, to advance up to $4.0 million of senior secured indebtedness to Verestar on or after closing. This debt will be secured by all of Verestar’s assets and be pari passu with the $2.5 million loan made to Verestar by the buyer upon signing the Verestar sale agreement and up to $7.0 of additional loans the buyer, subject to Verestar’s compliance with certain operating covenants, will be obligated to make on or after closing. In addition, in the event Verestar is unable to sell certain of its assets prior to the later of (i) December 31, 2003, or (ii) the date on which the advances described above by us and the buyer are fully funded, we will be obligated to advance up to an additional $5.0 million to Verestar, which additional funding also would be on a senior secured basis. The Verestar transaction is subject to several closing conditions, including the buyer obtaining certain concessions from Verestar’s vendors, and there is no assurance that the sale will close. See “Factors That May Affect Future Results – If we are unable to sell our Verestar subsidiary, we may incur additional costs if we have to wind down and liquidate this business.”

Liquidity Table for Contractual Obligations.    See the Company’s Current Report on Form 8-K filed on October 3, 2003 for a table reflecting long-term obligations as of December 31, 2002 and our quarterly reports in 2003 for information regarding liquidity after December 31, 2002.

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

Credit Facilities.    The credit facilities with our borrower subsidiaries contain certain financial ratios and operational covenants and other restrictions (including limitations on additional debt, guarantees, dividends and other distributions, investments and liens) with which our borrower subsidiaries and restricted subsidiaries must comply. Any failure to comply with these covenants would not only prevent us from being able to borrow additional funds under our revolving line of credit, but would also constitute a default. These covenants also restrict our ability, as the parent, to incur any debt other than that presently outstanding and refinancings of that debt. Our credit facilities, as amended, contain five financial tests:

•	a leverage ratio (Total Debt to Annualized Operating Cash Flow). As of September 30, 2003, we were required to maintain a ratio of not greater than 6.00 to 1.00, decreasing to 5.75 to 1.00 at October 1, 2003, to 5.50 to 1.00 at January 1, 2004, to 5.25 to 1.00 at April 1, 2004, to 5.00 to 1.00 at July 1, 2004, to 4.75 to 1.00 at October 1, 2004, to 4.50 to 1.00 at January 1, 2005, to 4.25 to 1.00 at April 1, 2005 and to 4.00 to 1.00 at July 1, 2005 and thereafter;

•	a senior leverage ratio (Senior Debt to Annualized Operating Cash Flow). As of September 30, 2003, we were required to maintain a ratio of not greater than 4.50 to 1.00, decreasing to 4.25 to 1.00 at October 1, 2003, to 4.00 to 1.00 at January 1, 2004, to 3.75 to 1.00 at April 1, 2004, to 3.50 to 1.00 at July 1, 2004, to 3.25 to 1.00 at October 1, 2004 and to 3.00 to 1.00 at January 1, 2005 and thereafter;

•	a pro forma debt service test (Annualized Operating Cash Flow to Pro Forma Debt Service). As of September 30, 2003, we were required to maintain a ratio of not less than 1.00 to 1.00;

•	an interest coverage test (Annualized Operating Cash Flow to Interest Expense). As of September 30, 2003, we were required to maintain a ratio of not less than 2.50 to 1.00, increasing to 3.00 to 1.00 at January 1, 2004; and

•	a fixed charge coverage test (Annualized Operating Cash Flow to Fixed Charges ). As of December 31, 2003, we will be required to maintain a ratio of not less than 1.00 to 1.00.

The credit facilities also limit our revolving loan drawdowns based on our cash on hand.

Because the credit facilities are with certain of our subsidiaries, including ATI, our senior notes and convertible notes are not included in the computations of any of the tests, except in the case of the pro forma debt service and fixed charge coverage tests in which case interest includes the amount of funds that we need our subsidiaries to distribute to us so we can pay interest on our senior notes and our convertible notes. Annualized operating cash flow is based, among other things, on four times the operating cash flow for the most recent quarter of our tower rental and management business and trailing 12 months for our other businesses and for corporate general and administrative expenses. In the case of the leverage ratio, we may include the operating cash flow from Brazil and Mexico only to the extent of 10% of annualized operating cash flow (15% effective January 1, 2004 as amended), and we receive credit for only 75% of annualized operating cash flow from our services businesses.

We were in compliance with the borrowing ratio covenants in effect as of September 30, 2003.

9 3/8% Senior Notes.    The 9 3/8% senior note indenture contains certain restrictive covenants with which we and our restricted subsidiaries (which includes all of our subsidiaries other than Verestar and its subsidiaries) must comply. These include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions, make certain investments and, as in the credit facilities, use the proceeds from asset sales. Any failure to comply with these covenants would constitute a default. Specifically, the senior note indenture restricts us from incurring additional debt or issuing certain types of preferred stock unless our consolidated debt (which excludes debt of Verestar and its subsidiaries but includes the liquidation value of certain preferred stock) is not greater than 7.5 times our adjusted consolidated cash flow. However, we are permitted, even if we are not in compliance with the ratio, to incur debt under our credit facilities (which for these purposes includes indebtedness under the credit facilities of our borrower subsidiaries, the ATI 12.25% Notes, the ATI 7.25% Notes and the 3.25% Notes), or renewals, refundings, replacements or refinancings of them, up to $2.65 billion. Even if not in compliance with the ratio, we are also permitted to, among other things, have certain types of capital leases and to refund or refinance our convertible notes, subject to certain requirements. Adjusted consolidated cash flow is substantially similar to the definition of annualized operating cash flow, as defined in the credit facilities, except it applies to us and our subsidiaries (other than Verestar and its subsidiaries).

ATI 12.25% Notes.    The ATI 12.25% Notes indenture contains certain restrictive covenants with which ATI, the sister guarantors and its and their subsidiaries must comply. These include restrictions on the ability to incur additional debt, guarantee debt, pay dividends and make other distributions, make certain investments and, as in the credit facilities, use the proceeds from asset sales. Any failure to comply with these covenants would constitute a default. Specifically, the discount note indenture restricts ATI, each of the sister guarantors and its and their restricted subsidiaries from incurring additional debt or issuing certain types of preferred stock. However, ATI, the sister guarantors and its and their subsidiaries are permitted to incur debt under our credit facilities, or renewals, refundings, replacements or refinancings of them, up to $1.6 billion. They are also permitted, among other things, to have certain types of capital leases and to refund or refinance existing indebtedness, subject to certain requirements.

ATI 7.25% Notes.    The ATI 7.25% Notes indenture contains certain restrictive covenants with which ATI, the sister guarantors and its and their subsidiaries must comply. These include restrictions on the ability to incur additional debt, guarantee debt, create liens, pay dividends and make other equity distributions, purchase or redeem capital stock, make certain investments and, as in the credit facilities, use the proceeds from asset sales. Any failure to comply with these covenants would constitute a default. Specifically, the note indenture restricts ATI, each of the sister guarantors and its and their restricted subsidiaries from incurring additional debt or issuing certain types of preferred stock. However, ATI, the sister guarantors and its and their subsidiaries are permitted to incur debt under our credit facilities, or renewals, refundings, replacements or refinancings of them, up to $1.6 billion. They are also permitted, among other things, to have certain types of capital leases and to refund or refinance existing indebtedness, subject to certain requirements.

Convertible Notes.    The indentures under which our convertible notes are outstanding do not contain any restrictions on, among other things, the payment of dividends or the making of other distributions, the incurrence of debt, or liens or the repurchase of our equity securities, or any financial covenants.

Capital Markets.    Our ability to raise additional funds in the capital markets depends on, among other things, general economic conditions, conditions of the wireless industry, our financial performance and the state of the capital markets.

Critical Accounting Policies

In our Form 10-K for the year ended December 31, 2002, we identified our most critical accounting policies and estimates upon which our consolidated financial statements were prepared as those relating to revenue recognition, income taxes, impairment of assets and investment impairment charges. We reviewed our policies and determined that they remain our most critical accounting policies for the quarter ended September 30, 2003. We did not make any changes to those policies during the quarter.

Recent Accounting Pronouncement

In January 2003, the FASB issued Interpretation No. 46, “Consolidation for Variable Interest Entities, an Interpretation of ARB No. 51” which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of beneficial interests, but not the majority. FIN 46 is effective for all VIE’s created or acquired after January 31, 2003, of which there were none. For VIE’s created or acquired prior to February 1, 2003, of which there were none, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. We will apply the provisions of this statement in the fourth quarter of 2003 and the adoption is not expected to be material to our consolidated financial position or results of operations.

Factors That May Affect Future Results

Decrease in demand for tower space would materially and adversely affect our operating results and we cannot control that demand.

Many of the factors affecting the demand for wireless communications tower space, and to a lesser extent our network development services business, could materially and adversely affect our operating results. Those factors include:

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

Continuation of the recent U.S. economic slowdown could materially and adversely affect our business.

The recent slowdown in the U.S. economy has negatively impacted the factors, described under the prior heading, affecting the demand for tower space and tower related services. For example, the slowdown, coupled with the deterioration of the capital markets, has caused certain wireless service providers to delay and, in certain cases, abandon expansion and upgrading of wireless networks, implementation of new systems, or introduction of new technologies. As a result, demand has also decreased for many of our network development services. The economic slowdown has also harmed, and may continue to harm, the financial condition of some wireless service providers. Many wireless service providers operate with substantial leverage and some wireless service providers, including customers of ours, have filed for bankruptcy.

Substantial leverage and debt service obligations may adversely affect us.

We have a substantial amount of indebtedness. As of September 30, 2003, after giving effect to our 2.25% convertible notes cash tender offer, the issuance of the ATI 7.25% Notes and use of the net proceeds from that issuance to repay indebtedness under our credit facilities, approximately $742.8 million would have been outstanding under our credit facilities and $3.4 billion of total consolidated debt would have been outstanding.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due in respect of our indebtedness. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage. A material portion of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase. In addition, we are permitted under the indentures for the notes to enter into swap agreements or similar transactions that increase our floating rate obligations. Consequently, changes in interest rates could increase our interest payment obligations on our floating rate indebtedness or our payment obligations under any such swap agreements or similar transactions.

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

Restrictive covenants in our credit facilities and indentures could adversely affect our business by limiting flexibility.

Our credit facilities and the indentures for our 9 3/8% senior notes, the ATI 12.25% Notes and the ATI 7.25% Notes contain restrictive covenants and, in the case of the credit facilities, requirements that we comply with certain leverage and other financial tests. These limit our ability to take various actions, including the incurrence of additional debt, guaranteeing indebtedness, issuing preferred stock, engaging in various types of transactions, including mergers and sales of assets, and paying dividends and making distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, merger and acquisition or other opportunities.

Our participation or inability to participate in tower industry consolidation could involve certain risks.

We believe there is compelling rationale for consolidation among tower companies, and have in the past and may in the future explore merger or acquisition transactions with one or more other companies in our industry. Any merger or acquisition transaction would involve several risks to our business, including demands on managerial personnel that could divert their attention from other aspects of our core leasing business, increased operating risks due to the integration of major national networks into our operational system, and potential antitrust constraints, either in local markets or on a regional basis, that could require selective divestitures at unfavorable prices. Any completed transaction may have an adverse effect on our operating results, particularly in the fiscal quarters immediately following its completion while we integrate the operations of the other business. In addition, once integrated, combined operations may not necessarily achieve the levels of revenues, profitability or productivity anticipated. There also may be limitations on our ability to consummate a merger or acquisition transaction. For example, any transaction would have to comply with the terms of the credit facilities and note indentures, or a consent of lenders under those instruments might be required that might not be obtainable on acceptable terms. In addition, regulatory constraints might impede or prevent business combinations. Our inability to consummate a merger or acquisition for these or other reasons could result in our failure to participate in the expected benefits of industry consolidation and may have an adverse effect on our ability to compete effectively.

If our wireless service provider customers consolidate or merge with each other to a significant degree, our growth, our revenue and our ability to generate positive cash flows could be adversely affected.

Significant consolidation among our wireless service provider customers may result in reduced capital expenditures in the aggregate because the existing networks of many wireless carriers overlap, as do their expansion plans. Similar consequences might occur if wireless service providers engage in extensive sharing or roaming or resale arrangements as an alternative to leasing our antennae space. In January 2003, the Federal Communication Commission’s spectrum cap, which prohibited wireless carriers from owning more than 45 MHz of spectrum in any given geographical area, expired. The Federal Communications Commission, which we refer to as the FCC, has also eliminated the cross-interest rule for metropolitan areas, which limited an entity’s ability to own interests in both of the cellular licenses of an overlapping geographical service area. Also, in May 2003, the FCC adopted new rules authorizing wireless radio services holding exclusive licenses to freely lease unused spectrum. Some wireless carriers may be encouraged to consolidate with each other as a result of these regulatory changes as a means to strengthen their financial condition. Consolidation among wireless carriers would also increase our risk that the loss of one or more of our major customers could materially decrease revenues and cash flows.

Due to the long-term expectations of revenue from tenant leases, the tower industry is sensitive to the creditworthiness of its tenants.

Due to the long-term nature of our tenant leases, we, like others in the tower industry, are dependent on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. During the past two years, several of our customers have filed for bankruptcy, although to date these bankruptcies have not had a material adverse effect on our business or revenues. In addition, Iusacell, which is our largest customer in Mexico and accounted for approximately 3.7% of our total revenues for the year ended December 31, 2002 and approximately 4.5% for the nine months ended September 30, 2003, is currently in default under its debt obligations. If one or more of our major customers experience financial difficulties or if Iusacell files for bankruptcy, it could result in uncollectible accounts receivable and our loss of significant customers and anticipated lease revenues.

Our foreign operations are subject to expropriation risk, governmental regulation, funds inaccessibility and foreign exchange exposure.

Our expansion in Mexico and Brazil, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. We have loaned $119.8 million (undiscounted) to a Mexican company, own or have the economic rights to over 1,700 towers in Mexico, including approximately 200 broadcast towers (after giving effect to pending transactions) and, subject to certain rejection rights, are contractually committed to construct up to approximately 650 additional towers in that country over the next three years. After giving effect to pending transactions, we also own or have acquired the rights to approximately 375 communications towers in Brazil and are, subject to certain rejection rights, contractually committed to construct up to 350 additional towers in that country over the next three years. The actual number of sites constructed will vary depending on the build out plans of the applicable carrier. In December 2002, we agreed to acquire approximately 540 communications sites from NII Holdings, predominantly in Mexico. As of September 30, 2003, we had satisfied our minimum obligations under this tower acquisition agreement for approximately $101.8 million. We expect to close on an additional $12.5 million of NII Holdings assets in stages through the second quarter of 2004. We may, if economic and capital market conditions improve, also engage in comparable transactions in other countries in the future. Among the risks of foreign operations are governmental expropriation and regulation, the credit quality of our customers, inability to repatriate earnings or other funds, currency fluctuations, difficulty in recruiting trained personnel, and language and cultural differences, all of which could adversely affect our operations.

A substantial portion of our revenues is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. After giving effect to the reclassification of the operating results from businesses designated as discontinued operations in 2002 and the first three quarters of 2003, approximately 59% of our revenues for the year ended December 31, 2002 and approximately 62% of our revenues for the nine months ended September 30, 2003, were derived from eight customers. Our largest domestic customer is Verizon Wireless, which represented approximately 12% and 13% of our total revenues for the year ended December 31, 2002 and the nine months ended September 30, 2003, respectively. Our largest international customer is a group of companies affiliated with Azteca Holdings, S.A de C.V., including TV Azteca, Unefon and, due to the recent acquisition of Iusacell by Movil Access, an affiliate of Azteca Holdings, Iusacell. Iusacell, Unefon and their affiliates collectively represented approximately 7% of our total revenues for the year ended December 31, 2002 and nine months ended September 30, 2003. In addition, we received $13.9 million and $10.6 million in interest income, net for the year ended December 31, 2002 and the nine months ended September 30, 2003, respectively, from TV Azteca. If any of these customers were unwilling or unable to perform their obligations under our agreements with them, our revenues, results of operations, and financial condition could be adversely affected.

In the ordinary course of our business, we also sometimes experience disputes with our customers, generally regarding the interpretation of terms in our agreements. Although historically we have resolved most of these disputes in a manner that did not have a material adverse effect on our company or our customer relationships, these disputes could lead to a termination of our agreements with customers or a material modification of the terms of those agreements, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable customer could be terminated or damaged, which could lead to decreased revenues or increased costs, resulting in a corresponding adverse effect on our operating results.

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

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state and local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As owner, lessee or operator of approximately 15,000 real estate sites, we may be liable for substantial costs of remediating soil and groundwater contaminated by hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of or were responsible for the contamination. In addition, we cannot assure you that we are at all times in complete compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The current cost of complying with these laws is not material to our financial condition or results of operations. However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to government regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

We are subject to federal, state, local and foreign regulation of our business, including regulation by the Federal Aviation Administration, which we refer to as the FAA, the FCC, the Environmental Protection Agency, the Department of Transportation and the Occupational Safety and Health Administration. Both the FCC and the FAA regulate towers used for wireless communications and radio and television antennae and the FCC separately regulates transmitting devices operating on towers. Similar regulations exist in Mexico, Brazil and other foreign  countries regarding wireless communications and the operation of communications towers. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, collocations or site upgrade projects, thereby limiting our ability to respond to customer demand. Existing regulatory policies may adversely affect the timing or cost of new tower construction and locations and additional regulations may be adopted that increase delays or result in additional costs to us or that prevent or restrict new tower construction in certain locations. These factors could adversely affect our operations.

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

In December 2002, we committed to a plan to sell Verestar, which previously comprised our satellite and fiber network access services segment, by December 2003. With the exception of guarantees of Verestar’s contractual obligations and other commitments relating to Verestar aggregating approximately $10.0 million, we have nominal contractual obligations to fund Verestar’s future business if we do not sell Verestar. In August 2003 we entered into an agreement to sell a 67% interest (on a fully diluted basis) in Verestar and we expect the sale to close by the end of 2003. The sale is subject to general closing conditions and the buyer obtaining certain concessions from Verestar’s vendors, however, and we cannot assure you that the sale will close. Verestar is currently in default under its agreements with several of its vendors, and one of these vendors has issued a notice of termination to Verestar. In addition, another vendor has filed a petition to deny Verestar’s request to transfer control of its FCC licenses in connection with the proposed sale. These and similar actions that may be taken by other Verestar vendors could result in an extended delay in the closing of the Verestar sale or termination of the pending sale transaction. If we are unable to close the Verestar sale transaction, we may elect to cease its operations and liquidate its assets or pursue a formal reorganization under the federal bankruptcy laws. If this were to occur, we could incur additional costs in connection with the winding down and liquidation or reorganization of Verestar’s businesses, and our management could be distracted from the operations of our core leasing business during this process. Additionally, if we are unable to close the Verestar sale transaction or have to liquidate its assets, we may be required to cease reporting the remaining portion of Verestar as a discontinued operation and report its operations as part of our continuing operations for financial statement purposes until such time as Verestar’s operations cease or are fully disposed of.

The market for the Class A common stock may be volatile.

The market price of the Class A common stock could be subject to wide fluctuations. These fluctuations could be caused by:

•	quarterly variations in our results of operations;

•	changes in earnings estimates by analysts;

•	conditions in our markets or our industry; or

•	general market or economic conditions.

In addition, in recent years the stock market has experienced price and volume fluctuations. These fluctuations have had a substantial effect on the market prices of securities of many companies, often unrelated to the operating performance of the specific companies. These market fluctuations could adversely affect the price of our Class A common stock.

There will be dilution of the value of our Class A common stock when outstanding warrants become exercisable.

In January 2003, we issued warrants to purchase approximately 11.4 million shares of our Class A common stock in connection with the ATI 12.25% Notes offering. The shares underlying the warrants represented approximately 5.2% of our outstanding common stock as of September 30, 2003 (assuming all the warrants are exercised). These warrants will become exercisable on or after January 29, 2006 at an exercise price of $0.01 per share. The issuance of these shares will have a dilutive effect on the value of our Class A common stock when these warrants are exercised.

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

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	Consolidated	Restricted Group	Consolidated	Restricted Group
	(In thousands)
Statement of Operations Data:
Operating revenues	$186,874	$186,874	$523,623	$523,623

Operating expenses:
Rental and management	56,758	56,758	165,659	165,659
Network development services	26,274	26,274	62,486	62,486
Depreciation and amortization	77,687	77,687	236,965	236,965
Corporate general, administrative and development expense	6,493	6,493	20,106	20,106
Impairments and net loss on sale of long-lived assets	7,646	7,646	19,344	19,344

Total operating expenses	174,858	174,858	504,560	504,560

Operating income from continuing operations	12,016	12,016	19,063	19,063

Interest income, TV Azteca, net	3,523	3,523	10,553	10,553
Interest income	1,177	1,177	4,033	4,033
Interest expense	(68,906)	(68,906)	(211,849)	(211,849)
Loss on investments and other expense	(1,449)	(1,449)	(27,050)	(27,050)
Gain (loss) on retirement of long-term obligations	3,255	3,255	(41,068)	(41,068)
Minority interest in net earnings of subsidiaries	(907)	(907)	(2,270)	(2,270)

Loss from continuing operations before income taxes	(51,291)	(51,291)	(248,588)	(248,588)
Income tax benefit	13,593	13,593	50,453	50,453

Loss from continuing operations	(37,698)	(37,698)	(198,135)	(198,135)
Loss from discontinued operations, net of tax	(15,164)	(3,024)	(54,065)	(21,536)

Net loss	$(52,862)	$(40,722)	$(252,200)	$(219,671)

			September 30, 2003
			Consolidated	Restricted Group
			(In thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash and investments)			$349,853	$349,853
Assets held for sale			138,264	23,672
Property and equipment, net			2,617,408	2,617,408
Total assets			5,590,307	5,475,715
Long-term obligations, including current portion			3,490,598	3,490,598
Liabilities held for sale			130,977	11,156
Total stockholders’ equity			1,757,173	1,757,173

Information Presented Pursuant to the Indentures of Our 9 3/8% Senior Notes and ATI 12.25% Notes

The following information (as such capitalized terms are defined in the indentures) is presented solely as a requirement of the indentures; such information is not intended as an alternative measure of financial position, operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, our measure of the following information may not be comparable to similarly titled measures of other companies. The information contained in note 15 to our condensed consolidated financial statements is also presented to address certain reporting requirements contained in the indenture for the ATI 12.25% Notes.

Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in our senior note and ATI 12.25% Note indentures are as follows (in thousands):

	Senior Notes	ATI 12.25% Notes
Tower Cash Flow, for the three months ended September 30, 2003	$104,958	$103,505

Consolidated Cash Flow, for the twelve months ended September 30, 2003	$380,397	$374,167
Less: Tower Cash Flow, for the twelve months ended September 30, 2003	(396,949)	(390,750)
Plus: Four times Tower Cash Flow, for the three months ended September 30, 2003	419,832	414,020

Adjusted Consolidated Cash Flow, for the twelve months ended September 30, 2003	$403,280	$397,437

Non-tower Cash Flow, for the twelve months ended September 30, 2003	$(16,335)	$(18,246)

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate caps, swaps, and collars pursuant to our policies. All derivative financial instruments are for purposes other than trading. During the nine months ended September 30, 2003, we prepaid $338.5 million of outstanding borrowings under our credit facilities and made scheduled principal payments under the term loans of $39.5 million. In addition, we issued $420.0 million of ATI 12.25% Notes with a principal at maturity of $808.0 million and $210.0 million of 3.25% Notes. We also had two swaps and two collars expire with aggregate notional amounts totaling $215.0 million and $232.5 million, respectively.

The following tables provide information as of September 30, 2003 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps and swaps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

Twelve-month Period Ended September 30

Scheduled Amortization and Interest Rate Detail by Contractual Maturity Dates (In thousands)

Long-Term Debt	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$86,851	$18,656	$1,340	$593,822	$408,231	$1,249,667	$2,358,567	$2,475,861
Average Interest Rate(a)	8.75%	8.75%	8.75%	9.94%	8.33%	8.33%
Variable Rate Debt(a)	$98,881	$177,975	$257,722	$401,197	$196,256		$1,132,031	$1,127,746

Aggregate Notional Amounts Associated with Interest Rate Caps and Swaps in Place As of September 30, 2003 and Interest Rate Detail by Contractual Maturity Dates (In thousands)
Long-Term Debt	2004							Fair Value

Interest Rate CAPS
Notional Amount	$500,000 (c)
Cap Rate	5.0%

Interest Rate SWAPS
Notional Amount	$185,000 (d)							$(1,387)
Weighted-Average Fixed Rate Payable(b)	4.09%

(a)	As of September 30, 2003 variable rate debt consists of our credit facilities ($1.1 billion) and fixed rate debt consists of the 2.25% convertible notes ($84.1 million accreted value), the 6.25% convertible notes ($212.7 million), the 5.0% convertible notes ($380.9 million), the 3.25% convertible notes ($210.0 million), the 9 3/8% senior notes ($1.0 billion), the ATI 12.25% Notes ($408.2 million accreted value, net of the allocated fair value of the related warrants) and other debt of $62.6 million. Interest on the credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the Base Rate plus margin (as defined). The weighted average interest rate in effect at September 30, 2003 for the credit facilities was 4.00%. For the nine months ended September 30, 2003, the weighted average interest rate under the credit facilities was 4.32%. The 2.25% and 6.25% convertible notes each bear interest (after giving effect to the accretion of the original discount on the 2.25% convertible notes) at 6.25% per annum; interest is payable semiannually on April 15 and October 15 of each year. The 5.0% convertible notes bear interest at 5.0% per annum, which is payable semiannually on February 15 and August 15 of each year. The 3.25% Notes bear interest at 3.25% per annum, which is payable semiannually on February 1 and August 1 of each year. The 9 3/8% senior notes bear interest at 9 3/8% per annum, which is payable semiannually on February 1 and August 1 of each year. The ATI 12.25% Notes bear interest (after giving effect to the accretion of the original discount and the accretion of the warrants) at 14.7% per annum, payable upon maturity. Other debt consists of notes payable, capital leases and other obligations bearing interest at rates ranging from 7.93% to 12.00%, payable monthly.
(b)	Represents the weighted-average fixed range of interest based on contract notional amount as a percentage of total notional amounts in a given year.
(c)	Includes notional amounts of $125,000, $250,000 and $125,000 that will expire in May, June and July 2004, respectively.
(d)	Includes notional amount of $185,000 that will expire in November 2003.

We maintain a portion of our cash and cash equivalents and restricted cash and investments in short-term financial instruments that are subject to interest rate risks. Due to the relatively short duration of such instruments, we believe fluctuations in interest rates with respect to those investments will not materially affect our financial condition or results of operations.

Our foreign operations (reflected in our rental and management segment) primarily include Mexico and Brazil. The remeasurement loss for the nine months ended September 30, 2003 approximated $1.5 million.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In August 2003, we sold in an institutional private placement $210.0 million principal amount of 3.25% convertible notes due 2010 for net proceeds of approximately $202.8 million. We issued the 3.25% convertible notes in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. As a basis for doing so, we relied on the following facts: (1) we offered the securities to a limited number of offerees without any general solicitation, (2) we obtained representations from the purchasers that they satisfied the definition of “qualified institutional buyer” (QIB) under Rule 144A and (3) we issued all of the securities with restrictive CUSIPs limiting resales to QIBs.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

4	Indenture, dated as of August 4, 2003, by and between the Company and The Bank of New York, as trustee, for the 3.25% Convertible Notes due 2010, including the form of 3.25% Convertible Note due 2010 (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-109489) filed on October 3, 2003).

10.1	Consent and First Amendment to Second Amended and Restated Loan Agreement, dated as of July 18, 2003 (incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 001-14195) filed on July 29, 2003).

10.2	Registration Rights Agreement, dated as of August 4, 2003, by and between the Company and the Initial Purchasers named therein (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-109489) filed on October 3, 2003).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

The exhibits listed on the Exhibit Index are filed herewith in response to this Item.

(b)	Reports on Form 8-K.

During the quarter ended September 30, 2003, the Registrant filed or furnished with the Commission the following Current Reports on Form 8-K:

1.	Form 8-K (Items 5, 7 and 9) filed on July 24, 2003.*

2.	Form 8-K (Items 5 and 7) filed on July 29, 2003.

3.	Form 8-K (Items 5 and 7) filed on August 1, 2003.

4.	Form 8-K (Items 5 and 7) filed on September 22, 2003.

*	Information furnished under Item 9 or Item 12 of Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: November 14, 2003

By:	/S/ BRADLEY E. SINGER
Bradley E. Singer
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal
Financial Officer)

EXHIBIT INDEX

Exhibit No.	Item

4

Indenture, dated as of August 4, 2003, by and between the Company and The Bank of New York, as trustee, for the 3.25% Convertible Notes due 2010, including the form of 3.25% Convertible Note due 2010 (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File. No. 333-109489) filed on October 3, 2003).

10.1

Consent and First Amendment to Second Amended and Restated Loan Agreement, dated as of July 18, 2003 (incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 001-14195) filed on July 29, 2003).

10.2

Registration Rights Agreement, dated as of August 4, 2003, by and between the Company and the Initial Purchasers named therein (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File. No. 333-109489) filed on October 3, 2003).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.