Form 10-K
period 2003-12-31
AMERICAN TOWER CORP /MA/
filed 2004-03-12
CIK 1053507

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2003

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

(Title of Class)

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes   ☒     No  ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $1,671,008,644, based on the closing price of the registrant’s Class A Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.

As of March 5, 2004, 220,396,852 shares of Class A Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

FORM 10-K ANNUAL REPORT FISCAL YEAR ENDED DECEMBER 31, 2003

-i-

-ii-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words in this document such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future prospects of growth in the wireless communications and broadcast infrastructure markets, the level of future expenditures by companies in those markets and other trends in those markets, our ability to maintain or increase our market share, our future operating results, our future capital expenditure levels, and our plans to fund our future liquidity needs. These forward-looking statements may be found under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this annual report generally.

You should keep in mind that any forward-looking statement made by us in this annual report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Business—Factors That May Affect Future Results.” We have no duty to, and do not intend to, update or revise the forward-looking statements in this annual report after the date of this annual report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the future events or circumstances described in any forward-looking statement made in this annual report or elsewhere might not occur.

PART I

ITEM 1.    BUSINESS

Overview

We are a leading wireless and broadcast communications infrastructure company with a portfolio of approximately 15,000 towers. Our primary business is leasing antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies. We operate the largest independent portfolio of wireless communications and broadcast towers in North America, based on number of towers and revenue.

Our tower portfolio provides us with a recurring base of leasing revenues from our existing customers and growth potential due to the capacity to add more tenants and equipment to these towers. Our broad network of towers enables us to address the needs of wireless service providers on a national basis. We also offer select tower related services, such as antennae and line installation and site acquisition and zoning services, which are strategic to our core leasing business. We intend to capitalize on the continuing increase in the use of wireless communication services by actively marketing space available for leasing on our existing towers and selectively developing or acquiring new towers that meet our return on investment criteria.

Our core leasing business, which we refer to as our rental and management segment, accounted for approximately 98.4% and 96.6% of our segment operating profit for the years ended December 31, 2003 and December 31, 2002, respectively. In 2004, we expect that our rental and management segment will contribute approximately 98% of our segment operating profit, which we define as segment revenue less direct segment expense (rental and management segment operating profit includes interest income, TV Azteca, net – see note 16 to the consolidated financial statements).

An element of our strategy is to continue to focus our operations on our rental and management segment by divesting non-core assets and businesses, using the proceeds to purchase high quality tower assets, and reducing outstanding indebtedness. Between January 1, 2003 and March 5, 2004, we completed approximately $123.9 million of non-core asset sales and have or will use the net proceeds to acquire new tower assets and to repay outstanding indebtedness. We expect that we will generate approximately $10.0 million of additional net proceeds in 2004 from the sale of other non-core assets, and intend to reinvest these proceeds in tower assets.

The sales proceeds described above include proceeds from the disposition of our remaining non-core services businesses, including Flash Technologies, Galaxy Engineering and Kline Iron & Steel Co., Inc. (Kline). With the divestiture of Kline in March 2004, we have completed the transformation of our business to a focused tower leasing business with only limited services activities that directly support our core rental and management operations and the addition of new tenants on our towers.

We believe that our strategy of focusing operations on our rental and management segment will make our consolidated operating cash flows more stable, provide us with continuing growth, and enhance our returns on invested capital because of the following characteristics of our core leasing business:

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

Strategy

Our strategy is to capitalize on the continued increase in the use of wireless communication services and the infrastructure requirements necessary to deploy current and future generations of wireless communication technologies. Between December 2001 and June 2003, the number of wireless phone subscribers in the United States increased from 128.4 million to 148.1 million, representing an increase of approximately 15% and market penetration of approximately 51% at June 30, 2003. From December 2001 through June 2003, the number of cell sites (i.e., the number of antennae and related equipment in commercial operation, not the number of towers on which that equipment is located) also increased from 127,500 to 147,700. With respect to Mexico, the number of wireless phone subscribers increased from approximately 21.5 million at the end of 2001, to approximately 30.4 million at the end of 2003, representing an increase of approximately 41% and market penetration of approximately 30% at December 31, 2003. We expect that the continued growth of subscribers for wireless personal communications and phone services will require wireless carriers to add a significant number of additional cell sites to maintain the performance of their networks in the areas they currently cover and to extend service to areas where coverage does not yet exist. In addition, we believe that as data wireless services, such as email, internet access and video, are deployed on a widespread basis, the deployment of these technologies will require wireless carriers to further increase the cell density of their existing networks, may require an overlay of new technology equipment, and may increase the demand for geographic expansion of their network coverage. To meet this demand, we believe wireless carriers will continue to outsource their tower infrastructure needs as a means of improving existing service coverage, implementing new technology, accelerating access to their markets and preserving capital, rather than constructing and operating their own towers and maintaining their own tower service and development capabilities.

We believe that our existing portfolio of towers, our tower related services and network development capabilities and our management team position us to benefit from these communication trends and to play an increasing role in addressing the needs of wireless service providers and broadcasters. The key elements of our strategy include:

•	Maximize Use of Our Tower Capacity. We believe that our highest returns will be achieved by leasing additional space on our existing towers. Annual rental and management revenue and segment operating profit growth during 2003 was approximately 14% and 24%, respectively. We anticipate that our revenues and segment operating profit will continue to grow because many of our towers are attractively located for wireless service providers and have capacity available for additional antenna space rental that we can offer to customers at low incremental costs to us. Because the costs of operating a tower are largely fixed, increasing utilization significantly improves operating margins. We will continue to target our sales and marketing activities to increase utilization of, and investment return on, our existing towers.

•	Actively Manage Our Tower Portfolio. We are actively managing our portfolio of towers by selling non-core towers and reinvesting a portion of the proceeds in high quality tower assets. In 2003, we sold over 300 non-core towers and redeployed a portion of the proceeds from these sales to the acquisition of 525 towers from NII Holdings in Mexico and Brazil. We also plan to pursue exchanges and sales of towers or tower clusters with tower operators and other entities. Our goal is to enhance operating efficiencies either by acquiring towers in regions where we have insufficient coverage or by disposing or exchanging towers in areas where we do not have operating economies of scale. If we are successful in disposing of certain tower assets, we may reinvest a portion of the proceeds received in tower assets that are expected to provide a greater return.

•

Employ Selective Criteria for New Tower Construction and Acquisitions. While our first priority is leasing capacity on our existing towers, we continue to construct and acquire new towers when our strict initial and long-term return on investment criteria can be met. These criteria include securing leases from customers in advance of construction, ensuring reasonable estimated construction costs and obtaining the land on which to build the tower, whether by purchase or ground lease, on reasonable terms.

•	Continue Our Focus on Customer Service and Processes. Because speed to market and reliable network performance are critical components to the success of wireless service providers, our ability to assist our customers in meeting their goals will ultimately define our success. To that end, we intend to continue to focus on customer service by, for example, reducing cycle time for key functions, such as lease processing and antennae and line installations. Accordingly, we have established a team dedicated to exploring and leveraging customer-driven process improvement capabilities. This establishes another connection point with our customers, sharing operational processes and outcomes, and provides us valuable input and relationship enhancing opportunities. We believe that this effort should enable us to improve revenue generation through improved speed, accuracy and quality.

•	Build On Our Strong Relationships with Major Wireless Carriers. Our understanding of the network needs of our wireless carrier customers and our ability to convey effectively how we can satisfy those needs are key to our efforts to add new antennae leases, cross-sell our services and identify desirable new tower development projects. We are building on our strong relationships with our customers to gain more familiarity with their evolving network plans so we can identify opportunities where our nationwide portfolio of towers, extensive service offerings and experienced construction personnel can be used to satisfy their needs. We believe that we are well positioned to be a preferred partner to major wireless carriers in leasing tower space and new tower development projects because of the location of our towers, our proven operating and construction experience and the national scope of our tower portfolio and services.

•	Participation in Industry Consolidation. We believe there are benefits to consolidation among tower companies. More extensive networks will be better positioned to provide more comprehensive service to customers and to support the infrastructure requirements of future generations of wireless communication technologies. Combining with one or more other tower companies also should result in improvements in cost structure efficiencies, with a corresponding positive impact on operating results. These benefits should, in turn, enhance access to capital and accelerate the de-levering process. Accordingly, we continue to be interested in participating in the consolidation of our industry on terms that are consistent with these perceived benefits and that create long-term value for our stockholders.

Products and Services

We operate in two business segments: rental and management and network development services. For more information about our business segments, as well as financial information about the geographic areas in which we operate, see note 16 to our consolidated financial statements included in this annual report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Our primary business is our leasing business, which we refer to as our rental and management segment, and which accounted for approximately 98.4% of our segment operating profit for the year ended December 31, 2003. We also offer tower related services through our network development services segment that are strategic to our rental and management segment.

Prior to December 2002, we also operated a satellite and fiber network access services segment through our Verestar, Inc., subsidiary (Verestar). In December 2002, we committed to a plan to dispose of this business, and in December 2003, Verestar and its affiliates filed for protection under Chapter 11 of the federal bankruptcy laws. Accordingly, we have accounted for Verestar as a discontinued operation through the date of the bankruptcy filing and we ceased to consolidate Verestar’s financial results as of that date. See “– Factors That May Affect Future Results – The bankruptcy proceeding of our Verestar subsidiary exposes us to risks and uncertainties.”

Rental and Management

Leasing of Antennae Sites. Our primary business is leasing antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies. We operate a tower network of approximately 15,000 multi-user sites in the United States, Mexico and Brazil, including more than 300 broadcast tower sites. Our networks in the United States and Mexico are national in scope. Our U.S. network spans 49 states and the District of Columbia. In addition, 85% of our U.S. network provides coverage in the top 100 markets or core areas such as high traffic interstate corridors. Giving effect to pending transactions, our Mexican network includes more than 1,800 sites in highly populated areas, including Mexico City, Monterrey, Guadalajara and Acapulco. Our Brazilian network consists of approximately 425 towers, which are primarily located in Sao Paulo, Rio de Janeiro and Curitiba.

We lease antenna space on our towers to tenants in a diverse range of wireless communications and broadcast industries. Wireless industries we serve primarily include: personal communications services, cellular, enhanced specialized mobile radio, paging and fixed microwave. Our major domestic customers include ALLTEL, AT&T Wireless Services, Cingular Wireless, Nextel, Sprint PCS, T-Mobile USA and Verizon Wireless, and their respective affiliates. Our major international customers include Iusacell Celular, Nextel Mexico, Telefonica Moviles and Unefon in Mexico, and Nextel Brazil, Telecom Americas and Telecom Italia Mobile in Brazil. Our largest customer is Verizon Wireless, which represented approximately 12% of our revenues for the year ended December 31, 2003. No other customer accounted for greater than 10% of our revenues for the year ended December 31, 2003. Approximately 62% of our revenues for the year ended December 31, 2003 were derived from eight customers. See “–Factors That May Affect Future Results – A substantial portion of our revenues is derived from a small number of customers” and “Due to the long-term expectations of revenue from tenant leases, the tower industry is sensitive to the credit worthiness of its tenants.”

The number of antennae that our towers can accommodate varies depending on the tower’s location, height, and the structural capacity at certain wind speeds. An antenna’s height on a tower and the tower’s location determine the line-of-sight of the antenna with the horizon and, consequently, the distance a signal can be transmitted. Some of our customers, such as personal communications services, enhanced specialized mobile radio providers and cellular companies in metropolitan areas, typically do not place their equipment at the highest tower point. Other customers, including paging companies and specialized mobile radio providers in rural areas, prefer higher elevations for broader coverage. We believe that a significant majority of our towers have the capacity to add additional tenants.

Lease Terms. Our leases, like most of those in the tower industry, generally vary depending upon the region and the industry user. Initial terms for television and radio broadcast leases typically range between fifteen and twenty years, while leases for wireless communications providers generally have initial terms of five to ten years. In both cases, the leases often have multiple renewal terms at the option of the tenant. Both wireless carriers and broadcasters generally renew their leases with us. Repositioning an antenna in a wireless carrier’s network is expensive and often requires reconfiguring several other antennae in the carrier’s network and may require the carrier to obtain other governmental permits.

Most of our leases have provisions that periodically increase the rent due under the lease. These automatic increases are typically annual and are based on a fixed percentage, inflation or a fixed percentage plus inflation.

Annual rental payments vary considerably depending upon:

•	the location of the tower;

•	number and weight of the antennae on the tower and the size of the transmission line;

•	ground space necessary to store equipment related to the antennae;

•	existing capacity of the tower;

•	the placement of the customer’s antenna on the tower; and

•	range or number of carrier’s frequency spectrum.

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

Network Development Services

We provide the following tower-related services that are strategic to our rental and management segment.

Antennae and Line Installation and Construction Services. We are one of the leading providers of construction services for wireless communication and broadcast towers. We provide construction services for our own account and for sites owned by third parties. As part of our network development services, we provide antennae and line installation and maintenance services for wireless communication towers and broadcast towers. These services use not only our construction-related skills, but also our technical expertise to ensure that new installations do not cause interference with other tenants. We believe that our antennae and line installation services and maintenance capabilities provide us with a significant opportunity to capture incremental revenue on existing and newly built sites.

Site Acquisition and Zoning Services. We engage in site acquisition services for our own account, in connection with tower development projects and other proprietary construction, as well as for third parties. We typically work with our customers’ network design engineers to determine the geographic areas where the applicable customer needs a tower site to address its coverage objectives. Once a site is identified, we acquire the rights to the land or structure on which the site will be constructed, and manage the permitting process to ensure all necessary approvals are obtained to construct and operate the communications site under applicable law.

Other Services and Infrastructure. At the beginning of 2003, part of our network development services segment included network engineering services through our Galaxy Engineering division and steel fabrication and tall tower design and construction services through our Kline subsidiary. In August 2003, we sold our Galaxy Engineering division and in June 2003 we committed to a plan to sell Kline, which was sold in March 2004. Accordingly, the results of operations of these businesses are accounted for as discontinued operations and are not included in our network development services segment.

Recent Transactions

Acquisitions

NII Holdings, Inc. In December 2002, we agreed to acquire over 500 communications sites from NII Holdings (NII), predominantly in Mexico, for an aggregate purchase price of $100.0 million in cash. As of December 31, 2003, we had satisfied our minimum purchase obligation under the agreement and had acquired an aggregate of 665 towers in Mexico and Brazil from NII for a total purchase price of $112.4 million. We have the option to purchase additional tower sites from NII in Mexico and Brazil through 2007, and currently plan to acquire an additional 24 sites in Mexico in the second quarter of 2004 for approximately $4.4 million. We expect to fund any additional closings using funds from operations and proceeds from asset dispositions.

Iusacell Celular. In December 2003, we agreed to acquire up to 143 communications sites from Iusacell Celular in Mexico for up to $31.4 million. We acquired 34 of these towers in December for approximately $8.5 million, and as of March 5, 2004, we had acquired an additional 36 towers for approximately $7.6 million. We expect to acquire the remaining towers by the end of the third quarter of 2004. We expect to fund any additional closings out of funds from operations and proceeds from asset dispositions.

Dispositions

From January 1, 2003 through March 5, 2004, we completed approximately $123.9 million of non-core asset sales. Significant dispositions included the following:

Non-Core Towers. We sold over 300 non-core tower assets, previously included in our rental and management segment, for approximately $37.0 million. These dispositions are part of our program to actively manage our portfolio of tower assets by selling non-core towers and reinvesting a portion of the total proceeds in high quality tower assets.

Flash Technologies. In January 2003, we sold Flash Technologies, our lighting systems business, previously included in our network development services segment, for net cash proceeds of approximately $35.5 million.

MTN. In February 2003, Verestar sold its subsidiary, Maritime Telecommunications Network (MTN), for approximately $25.5 million in cash. The net proceeds from the sale were used by Verestar to repay loans as required under the credit facilities.

Office Buildings. In March 2003, we sold an office building for approximately $10.3 million. In May 2003, we sold an office building for approximately $18.5 million, including $2.4 million in cash proceeds and the buyer’s assumption of $16.1 million of related mortgage notes. These buildings were held primarily as rental property in our rental and management segment.

Galaxy Engineering. In August 2003, we sold Galaxy Engineering, a radio frequency engineering, network design and tower-related consulting business previously included in our network development services segment. We received approximately $2.0 million in cash at closing and will receive an additional $1.5 million payable on or before January 15, 2008.

Kline Iron & Steel. In March 2004, we sold substantially all the net assets of Kline for approximately $4.0 million in cash, subject to a post closing working capital adjustment, and we may receive up to an additional $2.0 million in cash payable in 2006 based on the revenues generated by Kline in 2005. Kline was previously included in our network development services segment. We expect to sell the remaining assets of Kline, which primarily include an office building, manufacturing facility and related real estate, by June 30, 2004.

ATC Mexico Holding Corp.

In January 2004, J. Michael Gearon, Jr., one of our executive officers, exercised his previously disclosed right to require us to purchase his 8.7% interest in ATC Mexico Holding Corp. (ATC Mexico). We currently own an 88% interest in ATC Mexico, which is the subsidiary through which we conduct our Mexico operations. The purchase price for Mr. Gearon’s interest in ATC Mexico is subject to review by an independent financial advisor, and is payable in cash or shares of our Class A common stock, at our option. We intend to pay the purchase price in shares of our Class A common stock, and the closing is expected to occur in the second quarter of 2004. In addition, we expect that payment of a portion of the purchase price will be contingent upon ATC Mexico meeting certain performance criteria.

The remaining 3.3% interest in ATC Mexico was reserved for issuance upon exercise of options granted to certain employees under the ATC Mexico Holding Stock Option Plan. These options became exercisable upon the exercise of Mr. Gearon’s put right, and were exercised in January 2004. The employees holding these shares also may require us to purchase their interest in ATC Mexico six months following their issuance, which date will occur in July 2004. William H. Hess, one of our executive officers, owns a 1.4% interest in ATC Mexico as a result of his exercise of options granted to him under the ATC Mexico Holding Stock Option Plan.

Management Organization

Our corporate headquarters is in Boston, Massachusetts. In 2003, we streamlined our United States rental and management organization from three regions and ten areas to centralized management over seven areas. Each of our United States tower and services divisions are now led by a vice president who reports to our President, US Tower Division who, in turn, reports to our Chief Executive Officer. Our United States tower and services divisions are now centrally located in Boston and Atlanta, respectively, and are further subdivided into seven area operations centers that are staffed with skilled engineering, construction management and marketing personnel. Our centralized lease processing for the rental and management segment is based in Woburn, Massachusetts and our related accounting operations are based in Atlanta, Georgia. Our international regional centers are based in Mexico City, Mexico and Sao Paulo, Brazil. We believe our United States and international regional and area operations centers are capable of responding effectively to the opportunities and customer needs of their defined geographic areas.

Regulatory Matters

Towers and Licenses. Both the Federal Communications Commission (“FCC”) and the Federal Aviation Administration (“FAA”) regulate towers used for wireless communications and radio and television broadcasting. These regulations govern the siting, lighting, marking and maintenance of towers. Depending on factors such as tower height and proximity to public airfields, the construction of new towers or modifications to existing towers must be reviewed by the FAA prior to initiation to ensure that the tower will not present a hazard to aircraft navigation. After the FAA issues a “No Hazard” determination, the tower owner must register the tower with the FCC and paint and light the tower in accordance with the FAA determination. The FAA review and the FCC registration processes are prerequisites to FCC authorization of communications devices placed on the tower. Tower owners bear the responsibility for notifying the FAA of any tower lighting failures and for the repair of those lighting failures. Tower owners also must notify the FCC when ownership of a tower changes. We generally indemnify our customers against any failure to comply with applicable standards. Failure to comply with applicable tower-related requirements may lead to monetary penalties.

The FCC separately regulates and licenses wireless communications devices and radio and television stations transmitting from the towers. We hold, through various subsidiaries, certain private microwave licenses granted by the FCC. We are required to obtain the FCC’s approval prior to assigning these licenses or transferring control of any entity of ours which holds FCC licenses.

In January 2001, the FCC concluded investigations of several operators of communications towers, including us. The FCC sent us a Notice of Apparent Liability for Forfeiture (“NAL”) preliminarily determining that we had failed to file certain informational forms, had failed to properly post certain information at various tower sites, and on one occasion had failed to properly light a tower. The FCC also ordered an additional review of our overall procedures for and degree of compliance with the FCC’s regulations. We reached a settlement with the FCC regarding the compliance issues arising out of the NAL in the form of a Consent Decree. As part of the Consent Decree, the FCC rescinded the NAL and terminated the further investigation ordered in the NAL. In September 2001 we made a voluntary contribution of $0.3 million to the U.S. Treasury and agreed to maintain an active compliance plan. Failure to comply with the Consent Decree may lead to additional monetary penalties and loss of the right to hold our various registrations and licenses. The Consent Decree expires in August 2004.

The FCC considers the construction of a new tower or collocation of an antenna on an existing antenna structure (including building rooftops and watertanks) to be a federal undertaking subject to prior environmental review and approval under the National Environmental Policy Act of 1969 (“NEPA”), which obligates federal agencies to evaluate the environmental impacts of undertakings to determine whether they may significantly affect the environment. The FCC has issued regulations implementing NEPA as well as the National Historic Preservation Act, and the Endangered Species Act (“ESA”). These regulations place responsibility on each FCC applicant or licensee to investigate potential environmental and other effects of operations and to disclose any significant impacts in an environmental assessment prior to constructing a tower or collocating an antenna. If a tower or collocation may have a significant impact on the environment, FCC approval of the tower or collocation could be significantly delayed.

In August 2002, certain environmental groups asked the FCC to review the tower registrations of more than 5,000 towers in the gulf coast region to assess compliance with the ESA and Migratory Bird Treaty Act and to require the filing of new or revised environmental assessments under NEPA for all towers in the region. We own a number of the towers identified in the pleading. However, because the pleading was not served on us, we have not been asked by the FCC to respond. PCIA, a trade association representing the tower industry, has asked the FCC to dismiss the pleading based on numerous grounds. The matter is pending. In February 2003, the same environmental groups filed suit against the FCC in a federal appeals court, asking the court to force the FCC to address the groups’ pending requests and appeals, and asked the court to force the FCC to adopt more stringent environmental rules. Depending on how the court rules, we could be subject to increased compliance obligations. In addition, a ruling in the federal appeals court could affect the groups’ pending cases with the FCC.

The Telecommunications Act of 1996 amended the Communications Act of 1934 by limiting state and local zoning authorities’ jurisdiction over the construction, modification and placement of wireless communications towers. The law preserves local zoning authority but prohibits any action that would discriminate between different providers of wireless services or ban altogether the construction, modification or placement of communications towers. It also prohibits state or local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations. The Telecommunications Act of 1996 also requires the federal government to help licensees of wireless communications services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for towers

We are also subject to local and county zoning restrictions and restrictive covenants imposed by local authorities or community developers. These regulations vary greatly, but typically require tower owners and/or licensees to obtain approval from local officials or community standards organizations prior to tower construction or collocations on existing towers. Local zoning authorities often are in opposition to construction in their communities and these regulations can delay or prevent new tower construction, collocations or site upgrade projects, thereby limiting our ability to respond to customer demand. In addition, those regulations increase costs associated with new tower construction and collocation. Existing regulatory policies may adversely affect the timing or cost of new tower construction and collocations, and additional regulations may be adopted which increase delays or result in additional costs to us. These factors could adversely affect our construction program and operations.

Our tower operations in Mexico and Brazil are also subject to regulation. If we pursue additional international opportunities, we will be subject to regulations in additional foreign jurisdictions. In addition, our customers, both domestic and foreign, also may be subject to new regulatory policies that may adversely affect the demand for communications sites.

Satellite and Fiber Network Access Services (Discontinued Operations). Our Verestar subsidiary is required to obtain licenses and other authorizations from the FCC for its use of radio frequencies to provide satellite and wireless services in the United States. Verestar also is required to obtain authorizations from foreign regulatory agencies in connection with its provision of these services abroad. Verestar also holds a number of point-to-point microwave radio licenses that are used to provide telecommunications services. Additionally, Verestar holds a number of satellite earth station licenses in connection with its operation of satellite-based networks. We and Verestar are required to obtain consent from the FCC prior to assigning these licenses or transferring control of any of our companies holding an FCC license.

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

We, and our customers, also may be required to obtain permits, obey regulatory requirements, and make certain informational filings related to hazardous substances used at our sites by our customers. Violations of these types of regulations could subject us to fines and/or criminal sanctions. In October 2001, we paid $150,000 in civil penalties and entered into a settlement agreement that expires in 2006 related to certain alleged environmental permitting and filing violations in the County of Santa Clara in California.

Health, Safety and Transportation. As an FCC licensee, we are subject to regulations and guidelines imposing certain operational obligations relating to radio frequency emissions. As an employer, we are subject to the Occupational Safety and Health Act and similar guidelines regarding employee protection from radio frequency exposure. Our construction teams are subject to regulation by the Occupational Safety and Health Administration and equivalent state agencies concerning health and safety matters. Our heavy vehicles and their drivers are subject to regulation by the Department of Transportation (“DOT”). Our DOT compliance program is currently rated “Satisfactory,” the highest rating assigned by the DOT.

Competition

Rental and Management Segment

We compete for antennae site customers with other national tower companies (such as Crown Castle International Corp., SpectraSite, Inc., and SBA Communications Corp.), wireless carriers that own and operate their own tower networks and lease tower space to other carriers, numerous independent tower owners and the owners of non-tower sites, including rooftops, water towers and other alternative structures. We believe that tower location and capacity, price and quality of service historically have been and will continue to be the most significant competitive factors affecting owners, operators and managers of communications sites.

The emergence or growth of new technologies also may make it possible for wireless carriers to expand their use of existing infrastructure, which could reduce customer demand for our communications sites. The increased use of capacity enhancing technologies, such as lower-rate vocoders, and more spectrally efficient air-link standards, which potentially can relieve some network capacity problems, could reduce the demand for tower-based antenna space.

Any increase in the use of network sharing or roaming or resale arrangements by wireless service providers also could adversely affect the demand for tower space. These arrangements, which are essentially extensions of traditional roaming agreements, enable a provider to serve customers outside its license area, to give licensed providers the right to enter into arrangements to serve overlapping license areas, and to permit non-licensed providers to enter the wireless marketplace. Consolidation among wireless carriers, such as the recently announced transaction between Cingular Wireless and AT&T Wireless, could have a similar impact on customer demand for our tower sites because the existing networks of many wireless carriers overlap. Although we do not expect the Cingular/AT&T Wireless transaction to have a material adverse effect on our results of operations, significant consolidation among wireless carriers may adversely affect demand for our tower sites and, accordingly, our revenues and cash flows.

Network Development Services Segment Competition. Our network development services compete with a variety of companies offering individual, or combinations of, competing services. The field of competitors includes site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors, and our customers’ internal staffs. We believe that our customers base their decisions on network development services on various criteria, including a company’s experience, track record, local reputation, price, and time for completion of a project.

We believe that we compete favorably as to the key competitive factors relating to our rental and management and network development services segments.

Construction, Manufacturing and Raw Materials

We build, maintain and install land-based wireless communications and broadcast transmitting and receiving facilities by obtaining steel and other raw material parts and components from a variety of vendors. We also engage third party contract manufacturers to construct certain of these facilities. We have historically obtained the majority of our raw material parts and components from a limited number of suppliers. However, substantially all of these items are available from numerous other suppliers. We have not, to date, experienced any significant difficulties in obtaining the needed quantities of materials from suppliers in a timely manner.

Employees

As of December 31, 2003, we employed approximately 1,400 full-time individuals, including approximately 250 employees in our deconsolidated Verestar subsidiary and approximately 80 employees in our discontinued Kline subsidiary, and consider our employee relations to be satisfactory.

Available Information

Our Internet website address is www.americantower.com. Information contained in our website is not incorporated by reference into this annual report, and you should not consider information contained in our website as part of this annual report. You may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Investors portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

We have adopted a written code of conduct that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The code of conduct, our corporate governance guidelines, and the charters of our audit, compensation, and nominating and corporate governance committees, are available at the Investors portion of our website. In the event we amend, or provide any waivers from, the provisions of this code of conduct, we intend to disclose these events on our website as required by law.

In addition, paper copies of these documents may be obtained free of charge by writing us at the following address: 116 Huntington Avenue, Boston, Massachusetts 02116, Attention: Vice President of Finance, Investor Relations; or by calling us at (617) 375-7500.

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

We have a substantial amount of indebtedness. As of December 31, 2003, we had approximately $3.4 billion of consolidated debt.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. Approximately 21% of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase.

Our substantial leverage could have significant negative consequences on our financial condition and results of operations, including:

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

Our credit facilities and the indentures governing the terms of our other debt securities contain restrictive covenants and, in the case of the credit facilities, requirements that we comply with certain leverage and other financial tests. These limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness, issuing preferred stock, engaging in various types of transactions, including mergers and sales of assets, and paying dividends and making distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, merger and acquisition or other opportunities.

Our participation or inability to participate in tower industry consolidation could involve certain risks.

We believe there are benefits to consolidation among tower companies, and have in the past and may in the future explore merger or acquisition transactions with one or more other companies in our industry. Any merger or acquisition transaction would involve several risks to our business, including demands on managerial personnel that could divert their attention from other aspects of our core leasing business, increased operating risks due to the integration of major national networks into our operational system, and potential antitrust constraints, either in local markets or on a regional basis, that could require selective divestitures at unfavorable prices. Any completed transaction may have an adverse effect on our operating results, particularly in the fiscal quarters immediately following its completion while we integrate the operations of the other business. In addition, once integrated, combined operations may not necessarily achieve the levels of revenues, profitability or productivity anticipated. There also may be limitations on our ability to consummate a merger or acquisition transaction. For example, any transaction would have to comply with the terms of our credit facilities and note indentures, or may require the consent of lenders under those instruments that might be required that might not be obtainable on acceptable terms. In addition, regulatory constraints might impede or prevent business combinations. Our inability to consummate a merger or acquisition for these or other reasons could result in our failure to participate in the expected benefits of industry consolidation and may have an adverse effect on our ability to compete effectively.

If our wireless service provider customers consolidate or merge with each other to a significant degree, our growth, revenue and ability to generate positive cash flows could be adversely affected.

Significant consolidation among our wireless service provider customers, such as the recently announced transaction between Cingular Wireless and AT&T Wireless, may result in reduced capital expenditures in the aggregate because the existing networks of many wireless carriers overlap, as do their expansion plans. Similar consequences might occur if wireless service providers engage in extensive sharing, roaming or resale arrangements as an alternative to leasing our antennae space. In January 2003, the Federal Communications Commission (FCC) eliminated its spectrum cap, which prohibited wireless carriers from owning more than 45 MHz of spectrum in any given geographical area, expired. The FCC has also eliminated the cross-interest rule for metropolitan areas, which limited an entity’s ability to own interests in multiple cellular licenses in an overlapping geographical service area. Also, in May 2003, the FCC adopted new rules authorizing wireless radio services holding exclusive licenses to freely lease unused spectrum. Some wireless carriers may be encouraged to consolidate with each other as a result of these regulatory changes as a means to strengthen their financial condition. Consolidation among wireless carriers would also increase our risk that the loss of one or more of our major customers could materially decrease revenues and cash flows.

Due to the long-term expectations of revenue from tenant leases, the tower industry is sensitive to the creditworthiness of its tenants.

Due to the long-term nature of our tenant leases, we, like others in the tower industry, are dependent on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. During the past two years, several of our customers have filed for bankruptcy, although to date these bankruptcies have not had a material adverse effect on our business or revenues. In addition, Iusacell Celular, which is our largest customer in Mexico and accounted for approximately 4.7% of our total revenues for the year ended December 31, 2003 and approximately 3.7% for the year ended December 31, 2002, is currently in default under its debt obligations. If one or more of our major customers experience financial difficulties or if Iusacell files for bankruptcy, it could result in uncollectible accounts receivable and our loss of significant customers and anticipated lease revenues.

Our foreign operations are subject to expropriation risk, governmental regulation, funds inaccessibility and foreign exchange exposure.

Our expansion in Mexico and Brazil, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. We have loaned $119.8 million (undiscounted) to a Mexican company, own or have the economic rights to over 1,800 towers in Mexico, including approximately 200 broadcast towers (after giving effect to pending transactions) and, subject to certain rejection rights, are contractually committed to construct up to approximately 400 additional towers in that country over the next three years. We also own or have acquired the rights to approximately 425 communications towers in Brazil and are, subject to certain rejection rights, contractually committed to construct up to 350 additional towers in that country over the next three years. The actual number of sites constructed will vary depending on the build out plans of the applicable carrier. We may, if economic and capital market conditions permit, also engage in comparable transactions in other countries in the future. Among the risks of foreign operations are governmental expropriation and regulation, the credit quality of our customers, inability to repatriate earnings or other funds, currency fluctuations, difficulty in recruiting trained personnel, and language and cultural differences, all of which could adversely affect our operations.

A substantial portion of our revenues is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. Approximately 61.5% of our revenues for the year ended December 31, 2003 were derived from eight customers. Our largest domestic customer is Verizon Wireless, which represented approximately 12.3% of our total revenues for the year ended December 31, 2003. If the recently announced transaction between Cingular Wireless and AT&T Wireless had occurred as of January 1, 2003, however, the combined revenues would have represented approximately 15.0% of our total revenues for the year ended December 31, 2003. Our largest international customer is a group of companies affiliated with Azteca Holdings, S.A. de C.V., including TV Azteca, Unefon and, due to its acquisition in 2003 by Movil Access, an affiliate of Azteca Holdings, Iusacell Celular. Iusacell Celular, Unefon and their affiliates collectively represented approximately 7.5% of our total revenues for the year ended December 31, 2003. In addition, we received $14.2 million in interest income, net, for the year ended December 31, 2003, from TV Azteca. If any of these customers were unwilling or unable to perform their obligations under our agreements with them, our revenues, results of operations, and financial condition could be adversely affected.

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

The development and implementation of new technologies designed to enhance the efficiency of wireless networks could reduce the use and need for tower-based wireless services transmission and reception and have the effect of decreasing demand for antenna space. Examples of such technologies include technologies that enhance spectral capacity, such as lower-rate vocoders, which can increase the capacity at existing sites and reduce the number of additional sites a given carrier needs to serve any given subscriber base. In addition, the emergence of new technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of video services by direct broadcast satellites could adversely affect demand for our antenna space. The development and implementation of any of these and similar technologies to any significant degree could have an adverse effect on our operations.

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

Our industry is highly competitive, and our customers have numerous alternatives for leasing antenna space. Some of our competitors are larger and have greater financial resources than we do, while other competitors are in weak financial condition or may have lower return on investment criteria than we do. Competitive pricing pressures for tenants on towers from these competitors could adversely affect our lease rates and services income.

In addition, if we lose customers due to pricing, we may not be able to replace these customers, leading to an accompanying adverse effect on our profitability. Increasing competition could also make the acquisition of high quality tower assets more costly.

Our competition includes:

•	national tower companies;

•	wireless carriers that own towers and lease antenna space to other carriers;

•	site development companies that purchase antenna space on existing towers for wireless carriers and manage new tower construction; and

•	alternative site structures (e.g., building rooftops, billboards and utility poles).

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

The bankruptcy proceeding of our Verestar subsidiary exposes us to risks and uncertainties.

Our wholly owned subsidiary, Verestar, Inc., filed for protection under Chapter 11 of the federal bankruptcy laws on December 22, 2003. Verestar was reported as a discontinued operation in December 2002 for financial statement purposes and, as of the date of the bankruptcy filing, was deconsolidated for financial statement purposes.

If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against us for breaches by Verestar of those contracts as to which we are primarily or secondarily liable as a guarantor, which we do not expect will exceed $10.0 million. In addition, Verestar’s bankruptcy estate may bring certain claims against us or seek to hold us liable for certain transfers made by Verestar to us and/or for Verestar’s obligations to creditors under various equitable theories recognized under bankruptcy law. The outcome of complex litigation (including those claims which may be asserted against us by Verestar’s bankruptcy estate) cannot be predicted with certainty and is dependent upon many factors beyond our control. Finally, we will incur additional costs in connection with our involvement in the reorganization or liquidation of Verestar’s business.

ITEM 2.    PROPERTIES

Our principal offices are located in Boston, Southborough and Woburn, Massachusetts; Atlanta, Georgia; Mexico City, Mexico; and Sao Paulo, Brazil. Details of each of these offices are provided below:

Location	Function	Size (square feet)	Property Interest
Boston	Corporate Headquarters; US Tower Division	30,000(1)	Leased

Southborough	Data Center	13,900	Leased

Woburn	Lease Administration	34,000	Owned

Atlanta	US Tower and Services Division; Accounting	17,900 (Rental) 4,800 (Services)	Leased

Mexico City	Mexico Headquarters	12,300	Leased

Sao Paulo	Brazil Headquarters	3,200	Leased

(1)	Of the total 30,000 square feet in our current leasehold, we are consolidating our operations into 20,000 square feet during 2004 and are currently offering the remaining 10,000 square feet for re-lease or sub-lease.

We have seven additional area offices in the United States through which our tower leasing and services businesses are operated on a local basis. These offices are located in Ontario, California; Marietta, Georgia; Crest Hill, Illinois; Worcester, Massachusetts; New Hudson, Michigan; Mount Pleasant, South Carolina; and Kent, Washington. In addition, we maintain smaller field offices within each of the areas at locations as needed from time to time.

Our interests in individual communications sites are comprised of a variety of fee and leasehold interests in land and/or buildings (rooftops). Of the approximately 15,000 towers comprising our portfolio, approximately 16% are located on parcels of land that we own and approximately 84% are either located on parcels of land that have leasehold interests created by long-term lease agreements, private easements and easements, licenses or rights-of-way granted by government entities, or are sites that we manage for third parties. In rural areas, a wireless communications site typically consists of a 10,000 square foot tract, which supports towers, equipment shelters and guy wires to stabilize the structure, whereas a broadcast tower site typically consists of a tract of land of up to twenty-acres. Less than 2,500 square feet are required for a monopole or self-supporting tower structure of the kind typically used in metropolitan areas for wireless communication tower sites. Land leases generally have an initial term of five years with three or four additional automatic renewal periods of five years, for a total of twenty to twenty-five years.

Pursuant to our credit facilities, our lenders have liens on, among other things, all towers, leasehold interests, tenant leases and contracts relating to the management of towers for others.

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

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

The following table presents reported high and low sale prices of our Class A common stock on the Composite Tape of the New York Stock Exchange (NYSE) for the years 2003 and 2002.

2003	High	Low
Quarter ended March 31	$5.94	$3.55
Quarter ended June 30	9.90	5.41
Quarter ended September 30	11.74	8.73
Quarter ended December 31	12.00	9.59

2002
Quarter ended March 31	10.40	3.50
Quarter ended June 30	5.65	2.70
Quarter ended September 30	3.55	1.10
Quarter ended December 31	4.29	0.60

On March 5, 2004, the closing price of our Class A common stock was $11.79 as reported on the NYSE.

The outstanding shares of common stock and number of registered holders as of December 31, 2003 were as follows:

	Class
	A	B	C
Outstanding shares	211,710,437	6,969,529	1,224,914
Registered holders	805	49	1

In February 2004, all outstanding shares of Class B common stock were converted into shares of Class A common stock on a one-for-one basis pursuant to the occurrence of the “Dodge Conversion Event” as defined in our charter. Our charter prohibits the future issuance of shares of Class B common stock. Also in February 2004, all outstanding shares of Class C common stock were converted into shares of Class A common stock on a one-for-one basis. Our charter permits the issuance of shares of Class C common stock in the future.

The information under “Securities Authorized for Issuance Under Equity Compensation Plans” from the Definitive Proxy Statement is hereby incorporated by reference into Item 12 of this annual report.

Dividends

We have never paid a dividend on any class of our common stock. We anticipate that we will retain future earnings, if any, to service our debt and to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends on shares of our common stock in the foreseeable future. Our borrower subsidiaries are prohibited under the terms of their credit facilities from paying cash dividends or making other distributions on, or making redemptions, purchases or other acquisitions of, their capital stock or other equity interests, including preferred stock, except that, beginning on April 15, 2004, if no default exists or would be created thereby under the credit facilities, our borrower subsidiaries may pay cash dividends or make other distributions to the extent that restricted payments, as defined in the credit facilities, do not exceed 50% of excess cash flow, as defined in the credit facilities, for the preceding calendar year. The 12.25% senior subordinated discount notes due 2008 and the 7.25% senior subordinated notes due 2011 of American Towers, Inc. (ATI), our principal operating subsidiary, impose similar limitations on the ability of ATI and certain of our subsidiaries that have guaranteed these notes (sister guarantors) to pay dividends and make other distributions. The indentures for our 9 3/8% senior notes due 2009 and our 7.50% notes due 2012 also impose significant limitations on the payment of dividends by us to our stockholders.

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

Our continuing operations are reported in two segments, rental and management and network development services. In accordance with generally accepted accounting principles, the consolidated statements of operations for all periods presented in this “Selected Financial Data” have been adjusted to reflect certain businesses as discontinued operations (see note 2 to our consolidated financial statements).

Year-to-year comparisons are significantly affected by our acquisitions, dispositions and, to a lesser extent, construction of towers. Our principal acquisitions and dispositions are described in “Business—Recent Transactions” and in the notes to our consolidated financial statements.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Rental and management	$619,697	$544,906	$431,051	$269,282	$131,245
Network development services	95,447	130,176	223,926	158,201	67,039

Total operating revenues	715,144	675,082	654,977	427,483	198,284

Operating expenses:
Rental and management	222,724	226,786	209,923	135,891	60,915
Network development services	88,943	118,591	199,568	140,758	55,217
Depreciation and amortization (1)	313,465	312,866	334,917	236,334	116,242
Corporate general, administrative and development expense	26,867	30,229	34,310	29,378	10,542
Impairments, net loss on sale of long-lived assets and restructuring expense	31,656	101,372	79,496

Total operating expenses	683,655	789,844	858,214	542,361	242,916

Operating income (loss) from continuing operations	31,489	(114,762)	(203,237)	(114,878)	(44,632)
Interest income, TV Azteca, net	14,222	13,938	14,377	12,679	1,856
Interest income	5,255	3,496	28,372	15,948	17,850
Interest expense	(279,875)	(254,446)	(267,199)	(151,702)	(27,274)
Loss on retirement of long-term obligations	(46,197)	(8,869)	(26,336)	(24,198)
(Loss) income on investments and other expense	(29,819)	(25,559)	(38,795)	(2,465)	74
Minority interest in net earnings of subsidiaries	(3,703)	(2,118)	(318)	(202)	(142)

Loss from continuing operations before income taxes	(308,628)	(388,320)	(493,136)	(264,818)	(52,268)
Income tax benefit	66,137	67,783	102,032	72,795	4,479

Loss from continuing operations before cumulative effect of change in accounting principle	$(242,491)	$(320,537)	$(391,104)	$(192,023)	$(47,789)

Basic and diluted loss per common share from continuing operations before cumulative effect of change in accounting principle (2)	$(1.17)	$(1.64)	$(2.04)	$(1.14)	$(0.32)

Weighted average common shares outstanding (2)	208,098	195,454	191,586	168,715	149,749

Other Operating Data:
Ratio of earnings to fixed charges (3)	—	—	—	—	—

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash and investments) (4)	$275,501	$127,292	$130,029	$128,074	$25,212
Property and equipment, net	2,546,525	2,694,999	3,287,573	2,296,670	1,092,346
Total assets	5,332,488	5,662,203	6,829,723	5,660,679	3,018,866
Long-term obligations, including current portion	3,361,225	3,448,514	3,561,960	2,468,223	740,822
Total stockholders’ equity	1,711,547	1,740,323	2,869,196	2,877,030	2,145,083

(1)	As of January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). Accordingly, we ceased amortizing goodwill on January 1, 2002. The statements of operations for all periods presented except for the years ended December 31, 2003 and 2002 include goodwill amortization. The adoption of SFAS No. 142 reduced amortization expense in continuing operations by approximately $67.6 million for the years ended December 31, 2003 and 2002.
(2)	We computed basic and diluted loss per common share from continuing operations before cumulative effect of change in accounting principle using the weighted average number of shares outstanding during each period presented. We have excluded shares issuable upon exercise of options and other common stock equivalents from the computations, as their effect is anti-dilutive.
(3)	For purposes of calculating this ratio, “earnings” consists of loss from continuing operations before income taxes, fixed charges (excluding interest capitalized), minority interest in net earnings of subsidiaries, losses from equity investments and amortization of interest capitalized. “Fixed charges” consist of interest expensed and capitalized, amortization of debt discount and related issuance costs and the component of rental expense associated with operating leases believed by management to be representative of the interest factor thereon. We had a deficiency in earnings to fixed charges in each period as follows (in thousands): 2003–$301,202; 2002–$380,745; 2001–$497,488; 2000–$272,783; and 1999–$55,299.
(4)	Includes, as of December 31, 2003, approximately $170.0 million of restricted funds to be held in escrow to pay, repurchase, redeem or retire certain of our outstanding debt. Any balance remaining on June 30, 2004 from the January 2003 12.25% senior subordinated discount notes offering must be used to prepay a portion of the term loans under our credit facilities. Includes, as of December 31, 2001 and 2000, approximately $94.1 million and $46.0 million, respectively, of restricted funds required under our credit facilities to be held in escrow through August 2002 to fund scheduled interest payments on our outstanding senior and convertible notes.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosures in our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and the information set forth under the heading “Critical Accounting Policies and Estimates” on page 38.

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment profit (loss) as a means to measure operating performance in these business segments. We define segment operating profit (loss) as segment revenues less segment operating expenses excluding depreciation and amortization; corporate general, administrative and development expense; and impairments, net loss on sale of long-lived assets and restructuring expense. Segment profit (loss) for the rental and management segment includes interest income, TV Azteca, net (see note 16 to our consolidated financial statements). In accordance with generally accepted accounting principles, the consolidated statements of operations for periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been adjusted to reflect certain businesses as discontinued operations (see note 2 to our consolidated financial statements).

Executive Overview

Our principal operating segment is our rental and management segment, which accounted for approximately 86.7% and 80.7% of our total revenues and approximately 98.4% and 96.6% of our segment operating profit for the years ending December 31, 2003 and 2002, respectively. The primary factors affecting the stability and growth of our revenues and cash flows for this segment are our recurring revenues from existing tenant leases and the contractual escalators in those leases, leasing additional space on our existing towers, and acquiring and building additional tower sites. We continue to believe that our leasing revenue is likely to grow more rapidly than revenue from our network development services segment due to our strategic focus on our rental and management segment, the continuing growth in the use of wireless communications services and our ability to utilize existing tower capacity. In addition, we believe the majority of our leasing activity will continue to come from broadband-services customers.

The majority of our tenant leases with wireless carriers are for an initial term of five to ten years (fifteen to twenty for broadcast tenants). Accordingly, a significant majority of the revenue generated by our rental and management segment as of the end of December 2003 is recurring revenue that we should continue to receive in future periods. In addition, most of our leases have provisions that periodically increase the rent due under the lease. These contractual escalators are typically annual and are based on a fixed percentage (generally three to five percent), inflation, or a fixed percentage plus inflation. Rate increases based on fixed escalation clauses are recognized on a straight-line basis over the terms of the applicable agreement.

The primary factor affecting our ability to lease additional space on our existing towers is the rate at which wireless carriers choose to deploy capital to improve and expand their networks. This rate, in turn, is influenced by the growth of wireless communications services and the infrastructure needed to support these services, the financial performance of our customers and their access to capital, and general economic conditions. In 2003, our revenue growth on towers that existed during the entire period beginning January 1, 2002 and ending December 31, 2003, was approximately $50.0 million. Based on our understanding of our customers’ capital spending and network development plans, we do not expect these trends will change materially in 2004.

In 2002 and 2003, we acquired or constructed 580 and 618 towers, respectively. Because of the nature of our recurring revenues described above, our results of operations only reflect revenues generated by the acquired and newly constructed tower sites following their respective dates of acquisition or construction, which affects year-to-year comparisons. For the year ending December 31, 2003, approximately $28.0 million of our revenue was attributable to towers that we acquired or constructed in 2002, and approximately $16.0 million of our revenue was attributable to towers that we acquired or constructed in 2003.

Our rental and management segment operating expenses are comprised of two major categories: direct tower level expenses and allocable selling, general and administrative expenses. Our direct tower level expenses consist primarily of ground rent, maintenance, taxes and utilities. Because our operating expenses generally do not increase significantly when we add additional customers on a tower site, leasing space to new customers on our existing sites provides significant incremental cash flow. Our profit margin growth is, therefore, directly related to the number of new tenants added to our existing tower sites and the related rental revenue generated in a particular period.

Our selling, general and administrative expenses have two major components. The first component consists of expenses necessary to support our site leasing and network development services such as sales and property management functions. The second component consists of expenses incurred to support all of our operations, such as legal, accounting, human resources and other administrative support. In connection with organizational initiatives in 2002 and 2003 to manage our operations more efficiently, these expenses have decreased over these periods, and we expect them to be relatively stable in 2004.

Results of Operations

Years Ended December 31, 2003 and 2002

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2003	2002
	(In thousands)
REVENUES:
Rental and management	$619,697	$544,906	$74,791	14%
Network development services	95,447	130,176	(34,729)	(27)

Total revenues	715,144	675,082	40,062	6

OPERATING EXPENSES:
Rental and management	222,724	226,786	(4,062)	(2)
Network development services	88,943	118,591	(29,648)	(25)
Depreciation and amortization	313,465	312,866	599	—
Corporate general, administrative and development expense	26,867	30,229	(3,362)	(11)
Impairments, net loss on sale of long-lived assets and restructuring expense	31,656	101,372	(69,716)	(69)

Total operating expenses	683,655	789,844	(106,189)	(13)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net	14,222	13,938	284	2
Interest income	5,255	3,496	1,759	50
Interest expense	(279,875)	(254,446)	25,429	10
Loss on retirement of long-term obligations	(46,197)	(8,869)	37,328	421
Loss on investments and other expense	(29,819)	(25,559)	4,260	17
Minority interest in net earnings of subsidiaries	(3,703)	(2,118)	1,585	75
Income tax benefit	66,137	67,783	(1,646)	(2)
Loss from discontinued operations, net	(60,926)	(258,724)	(197,798)	(76)
Cumulative effect of change in accounting principle, net		(562,618)	(562,618)	N/A

Net loss	$(303,417)	$(1,141,879)	$(838,462)	(73)%

Total Revenues

Total revenues for the year ended December 31, 2003 were $715.1 million, an increase of $40.1 million from the year ended December 31, 2002. The increase resulted from an increase in rental and management revenues of $74.8 million, offset by a decrease in network development services revenue of $34.7 million.

Rental and Management Revenue

Rental and management revenue for the year ended December 31, 2003 was $619.7 million, an increase of $74.8 million from the year ended December 31, 2002. The increase resulted primarily from adding additional broadband tenants to towers that existed as of January 1, 2002 and, to a lesser extent, from revenue generated on the approximately 1,200 towers acquired and/or constructed subsequent to January 1, 2002.

We continue to believe that our leasing revenue, which drives our core business, is likely to grow more rapidly than revenue from our network development services segment due to our expected increase in utilization of existing tower capacity. In addition, we believe that the majority of our leasing activity will continue to come from broadband type customers.

Network Development Services Revenue

Network development services revenue for the year ended December 31, 2003 was $95.4 million, a decrease of $34.7 million from the year ended December 31, 2002. The decline in revenues during 2003 resulted primarily from decreases in revenue related to construction management, installation and tower maintenance services, resulting from lower levels of construction activity and reduced demand for related services in the wireless telecommunications industry.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2003 were $683.7 million, a decrease of $106.2 million from the year ended December 31, 2002. The principal components of the decrease were attributable to expense decreases in our network development services segment of $29.6 million and a decrease in impairments, net loss on sale of long-lived assets and restructuring expense of $69.7 million. The remaining components of the decrease were attributable to decreases in expenses within our rental and management segment of $4.1 million and a decrease in corporate general, administrative and development expense of $3.4 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the year ended December 31, 2003 was $222.7 million, a decrease of $4.1 million from the year ended December 31, 2002. The decrease resulted primarily from a decrease in certain rental and management segment overhead costs, partially offset by an increase in tower expenses related to the 1,200 towers we have acquired/constructed since January 1, 2002 due to their inclusion in our results for a full year in 2003.

Rental and management segment profit for the year ended December 31, 2003 was $411.2 million, an increase of $79.1 million from the year ended December 31, 2002. The increase resulted primarily from incremental revenues and operating profit from adding additional broadband tenants to existing towers and newly acquired and/or constructed towers, coupled with a net reduction in tower expenses, as discussed above.

Network Development Services Expense/Segment Profit

Network development services expense for the year ended December 31, 2003 was $88.9 million, a decrease of $29.6 million from the year ended December 31, 2002. The majority of the decrease was due to an overall decline in demand for the services performed by this segment, as discussed above, partially offset by decreases in overhead and related infrastructure costs.

Network development services segment profit for the year ended December 31, 2003 was $6.5 million, a decrease of $5.1 million from the year ended December 31, 2002. The decrease resulted primarily from a decline in revenue, as discussed above, partially offset by expense reductions, as discussed above.

Corporate General, Administrative and Development Expense

Corporate general, administrative and development expense for the year ended December 31, 2003 was $26.9 million, a decrease of $3.4 million from the year ended December 31, 2002. The decrease resulted primarily from a decrease in development expense as a result of our curtailed acquisition and development related activities.

Impairments, Net Loss on Sale of Long-Lived Assets and Restructuring Expense

Impairments, net loss on sale of long-lived assets and restructuring expense was $31.7 million for the year ended December 31, 2003. During the year ended December 31, 2003, we sold approximately 300 non-core towers and certain other non-core assets and recorded impairment charges to write-down certain other non-core towers and assets. As a result, we recorded impairment charges and net loss on sale of long-lived assets of approximately $19.1 million. We also wrote-off approximately $9.2 million of construction-in-progress costs, primarily associated with sites we no longer planned to build. Lastly, we incurred employee separation costs (primarily associated with the reorganization of certain functions in our rental and management segment) and facility closing costs aggregating $3.4 million.

Impairments, net loss on sale of long-lived assets and restructuring expense was $101.4 million for the year ended December 31, 2002. During the year-ended December 31, 2002, we sold approximately 720 non-core towers and recorded impairment charges to write-down certain other non-core towers, which resulted in aggregate impairment charges and net losses of approximately $46.8 million. In September 2002, we reduced the scope of our new tower construction and build plans for the remainder of 2002 and 2003 and, as a result, we wrote-off approximately $40.2 million of construction-in-progress costs for the year ended December 31, 2002 associated with sites we no longer planned to build. Additionally, in the latter stages of 2001 and the first quarter of 2002, we announced a restructuring of our organization to include the centralization of certain operational and administrative functions. As a result of these initiatives, during the year ended December 31, 2002, we incurred employee separation costs associated with the termination of approximately 460 employees (primarily development and administrative), as well as costs associated with the termination of lease obligations and other incremental facility closing costs, aggregating $10.6 million.

Interest Income

Interest income for the year ended December 31, 2003 was $5.3 million, an increase of $1.8 million from the year ended December 31, 2002. The increase resulted primarily from an increase in interest earned on restricted cash and investments, resulting principally from our 12.25% senior subordinated discount notes offering in January 2003 and, to a lesser extent, our August 2003 equity offering.

Interest Expense

Interest expense for the year ended December 31, 2003 was $279.9 million, an increase of $25.4 million from the year ended December 31, 2002. The increase resulted primarily from the following: interest expense on our 12.25% senior subordinated discount notes, issued in January 2003; our 3.25% convertible notes, issued in August 2003; the ATI 7.25% senior subordinated notes, issued in November 2003. The increase was partially offset by a net decrease in interest expense on our credit facilities as a result of repayments made during 2003 and, to a lesser extent, lower interest rates. The increase was also partially offset by a decrease in interest expense on our 2.25% and 5.0% convertible notes as a result of repurchases made during 2003 (as discussed below).

Loss on Retirement of Long-Term Obligations

During the year ended December 31, 2003, we amended our credit facilities and made certain prepayments and unscheduled principal payments on the term loans thereunder, which collectively reduced the borrowing capacity under our credit facilities. As a result, we recorded an aggregate charge of approximately $11.9 million related to the write-off of deferred financing fees associated with the reduction in our overall borrowing capacity. We also repurchased certain of our 2.25% convertible and 5.0% convertible notes (inclusive of the cash tender offer for our 2.25% convertible notes that expired on October 22, 2003) throughout the year. As a result, we incurred an aggregate charge of approximately $34.3 million, which primarily represented the fair market value of the shares of stock issued to our 2.25% convertible note holders in excess of the shares originally issuable upon conversion of the notes, offset by a net gain on the repurchases of our 5.0% convertible notes. The total of these charges, $46.2 million, represents our loss on retirement of long-term obligations for the year ended December 31, 2003.

In February 2002, we repaid $95.0 million outstanding under our Mexican credit facility with borrowings under our credit facilities. As a result of such repayment, for the year ended December 31, 2002, we expensed approximately $1.7 million of deferred financing fees. In addition, in January 2002, we terminated the $250.0 million multi-draw term loan C component of our credit facilities and recorded a non-cash charge of approximately $7.2 million related to the write-off of related deferred financing fees. The total of these charges, $8.9 million, represents our loss on retirement of long-term obligations for the year ended December 31, 2002.

Loss on Investments and Other Expense

Loss on investments and other expense for the year ended December 31, 2003 was $29.8 million, an increase of $4.3 million from the year ended December 31, 2002. The increase resulted primarily from fees and expenses incurred in connection with a financing transaction that we did not consummate as a result of the ATI 12.25% senior subordinated discount notes offering. This increase was primarily offset by decreased foreign currency transaction losses. We recorded impairment charges on our cost and equity investments, as well as losses on our equity method investments, aggregating $21.2 million and $20.3 million for the years ended December 31, 2003 and 2002, respectively.

Income Tax Benefit

The income tax benefit for the year ended December 31, 2003 was $66.1 million, a decrease of $1.6 million from the year ended December 31, 2002. The effective tax rate was 21.4% for the year ended December 31, 2003, as compared to 17.5% for the year ended December 31, 2002. The primary reason for the increase in the effective tax rate is a result of a $27.5 million valuation allowance that we recorded in 2002 in connection with our tax planning strategy to carry back approximately $380.0 million of federal net operating losses generated prior to 2003. This strategy resulted in the filing of tax refund claims with the IRS in 2003. In June 2003, we filed an income tax refund claim with the IRS relating to carrying back net operating losses that we generated in 1998, 1999 and 2001. We filed a similar claim in October 2003, with respect to net operating losses generated in 2002. We anticipate receiving a refund of approximately $90.0 million as a result of these claims, which will monetize a portion of our deferred tax asset. We estimate recovery of these amounts within one to three years of the dates the claims were filed with the IRS. There can be no assurances, however, with respect to the specific amount and timing of the refund. The valuation allowance represents the estimated lost tax benefit and costs incurred in connection with implementing this strategy. This increase was offset in part by an increase in the valuation allowance in 2003 for capital losses and non-deductible losses on retirements of our convertible notes.

The effective tax rate on loss from continuing operations for the year ended December 31, 2003 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses, foreign items and non-deductible losses on retirements of our convertible notes. The effective tax rate on loss from continuing operations for the year ended December 31, 2002 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses, foreign items and the valuation allowance recorded in connection with our tax planning strategy discussed above.

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2003, we have provided a valuation allowance of approximately $156.7 million primarily related to net state deferred tax assets, capital loss carryforwards and the lost tax benefit and costs associated with the tax refund claims. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims and our federal net operating loss carryforwards, as management believes that we will be successful with our tax refund claims and will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

We intend to recover a portion of our deferred tax asset through our tax refund claims discussed above. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets as of December 31, 2003 will be dependent upon our ability to generate approximately $1.0 billion in taxable income from January 1, 2004 to December 31, 2023. If we are unable to generate sufficient taxable income in the future, or carry back losses, as described below, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Loss from Discontinued Operations, Net

In December 2002, we committed to a plan to sell Verestar by December 31, 2003. In December 2003, Verestar filed for bankruptcy protection and ceased to be included in the accompanying consolidated financial statements. In August 2003, we consummated the sale of Galaxy. In June 2003, we committed to a plan to sell Kline by June 30, 2004. In May 2003, we consummated the sale of an office building in Westwood, Massachusetts. In February 2003, pursuant to our original plan to sell Verestar, we sold MTN, a subsidiary of Verestar. In January 2003, we sold Flash Technologies. In March 2003, we consummated the sale of an office building in Schaumburg, Illinois. In December 2002, we consummated the sale of the building in Boston, Massachusetts where we maintain our corporate headquarters. Finally, in July 2002, we consummated the sale of MTS Components. Accordingly, we have presented the results of these operations (including those of Verestar through the date of the bankruptcy filing), approximately $(12.5) million and $(245.2) million, net of tax, in loss from discontinued operations, net, in the accompanying consolidated statements of operations for the years ended December 31, 2003 and 2002, respectively.

In addition to the above, loss from discontinued operations, net, for the year ended December 31, 2003 includes the following: (a) an aggregate impairment charge of $26.5 million to reduce the carrying amount of our investment in Verestar to zero and to record our estimate of costs that we may incur under certain of Verestar’s contracts for which we are primarily or secondarily liable as a guarantor as of December 31, 2003; (b) an aggregate non-cash impairment charge of $14.6 million to reduce the carrying value of Kline’s net assets to the estimated proceeds expected upon disposal; (c) a $2.4 million net loss on the disposal of Galaxy; (d) a $3.6 million net loss on the disposal of the office building in Westwood, Massachusetts; (e) a $0.1 million net gain on the sale of Flash Technologies; and (f) a $0.1 million net loss on the sale of the office building in Schaumberg, Illinois. Loss from discontinued operations, net, for the year ended December 31, 2002 includes an aggregate net loss on our disposition of MTS Components and two office buildings of approximately $13.5 million.

As of December 31, 2003, the disposal of our Kline business was still a pending transaction. In March 2004, we sold substantially all the net assets of Kline and expect to sell the remaining assets by June 30, 2004.

Cumulative Effective of Change in Accounting Principle, Net

As of January 1, 2002, we adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” As a result, we recognized a $562.6 million non-cash charge (net of a tax benefit of $14.4 million) as the cumulative effect of change in accounting principle related to the write-down of goodwill to its fair value. The non-cash charge was comprised of goodwill within our former satellite and fiber network access services segment ($189.3 million) and network development services segment ($387.8 million). In accordance with the provisions of SFAS No. 142, the charge is reflected as of January 1, 2002 and included in our results of operations for the year ended December 31, 2002.

Years Ended December 31, 2002 and 2001

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2002	2001
	(In thousands)
REVENUES:
Rental and management	$544,906	$431,051	$113,855	26%
Network development services	130,176	223,926	(93,750)	(42)

Total revenues	675,082	654,977	20,105	3

OPERATING EXPENSES:
Rental and management	226,786	209,923	16,863	8
Network development services	118,591	199,568	(80,977)	(41)
Depreciation and amortization	312,866	334,917	(22,051)	(7)
Corporate general, administrative and development expense	30,229	34,310	(4,081)	(12)
Impairments, net loss on sale of long-lived assets and restructuring expense	101,372	79,496	21,876	28

Total operating expenses	789,844	858,214	(68,370)	(8)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net	13,938	14,377	(439)	(3)
Interest income	3,496	28,372	(24,876)	(88)
Interest expense	(254,446)	(267,199)	(12,753)	(5)
Loss on investments and other expense	(25,559)	(38,795)	(13,236)	(34)
Loss on retirement of long-term obligations	(8,869)	(26,336)	(17,467)	(66)
Minority interest in net earnings of subsidiaries	(2,118)	(318)	1,800	566
Income tax benefit	67,783	102,032	(34,249)	(34)
Loss from discontinued operations, net	(258,724)	(58,990)	199,734	339
Cumulative effect of change in accounting principle, net	(562,618)		562,618	N/A

Net loss	$(1,141,879)	$(450,094)	$691,785	154%

Total Revenues

Total revenues for the year ended December 31, 2002 were $675.1 million, an increase of $20.1 million from the year ended December 31, 2001. The increase resulted from an increase in rental and management revenues of $113.9 million, offset by a decrease in network development services revenue of $93.8 million.

Rental and Management Revenue

Rental and management revenue for the year ended December 31, 2002 was $544.9 million, an increase of $113.9 million from the year ended December 31, 2001. The increase resulted primarily from leasing activity on towers acquired and constructed subsequent to January 1, 2001 and, to a lesser extent, increased revenue on towers that existed as of January 1, 2001. The 4,270 towers that we have acquired and constructed since January 1, 2001 have significantly increased our revenues. The increased depth and strength of our national and international portfolio provided us with a much larger base of tower revenue for a full year in 2002 as compared to the year ended December 31, 2001. The remaining component of the increase is attributable to an increase in same tower revenue related to towers included in our portfolio as of January 1, 2001. This increase was driven by our ability to market and add additional tenants to those towers.

Network Development Services Revenue

Network development services revenue for the year ended December 31, 2002 was $130.2 million, a decrease of $93.8 million from the year ended December 31, 2001. The significant decline in revenues during 2002 resulted primarily from decreases in revenue related to construction management, installation and tower maintenance services, resulting from a corresponding decrease in the growth of the wireless telecommunications industry.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2002 were $789.8 million, a decrease of $68.4 million from the year ended December 31, 2001. The principal component of the decrease was attributable to expense decreases in our network development services segment of $81.0 million. The remaining components of the decrease were attributable to a decrease in depreciation and amortization expense of $22.1 million and a decrease in corporate general, administrative and development expense of $4.1 million. These decreases were offset by increases in expenses within our rental and management segment of $16.9 million, coupled with an increase in impairments, net loss on sale of long-lived assets and restructuring expense of $21.9 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the year ended December 31, 2002 was $226.8 million, an increase of $16.9 million from the year ended December 31, 2001. The majority of the increase resulted from incremental operating expenses incurred in 2002 for the more than 3,700 towers that were acquired or constructed during 2001 (due to a full year of inclusion in our results of operations in 2002). The balance of the increase reflects operating expenses incurred in 2002 for the more than 570 towers acquired/constructed in 2002. These increases were partially offset by cost reduction efforts in administrative and operational functions.

Rental and management segment profit for the year ended December 31, 2002 was $332.1 million, an increase of $96.6 million from the year ended December 31, 2001. The increase resulted primarily from incremental revenues and operating profit from both newly acquired and constructed towers and existing towers.

Network Development Services Expense/Segment Profit

Network development services expense for the year ended December 31, 2002 was $118.6 million, a decrease of $81.0 million from the year ended December 31, 2001. The majority of the decrease was due to an overall decline in demand for the services performed by this segment, as discussed above, coupled with decreases in overhead and related infrastructure costs.

Network development services segment profit for the year ended December 31, 2002 was $11.6 million, a decrease of $12.8 million from the year ended December 31, 2001. The decrease resulted primarily from a decline in revenue, as discussed above, partially offset by a reduction in personnel, overhead and infrastructure costs as a result of restructuring initiatives that were implemented in 2002 and 2001.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2002 was $312.9 million, a decrease of $22.1 million from the year ended December 31, 2001. The decrease reflects the adoption of SFAS No. 142, which reduced amortization expense by approximately $67.6 million. This decrease was partially offset by an increase in depreciation expense related to acquisitions and capital expenditures of approximately $236.9 million in 2002 and a full year of depreciation on the $1.4 billion of property and equipment acquired in 2001.

Corporate General, Administrative and Development Expense

Corporate general, administrative and development expense for the year ended December 31, 2002 was $30.2 million, a decrease of $4.1 million from the year ended December 31, 2001. The decrease is attributable to cost reduction efforts in administrative and information technology functions related to our restructuring initiatives, as well as a reduction in development expense as a result of our curtailed acquisition and development related activities.

Impairments, Net Loss on Sale of Long-Lived Assets and Restructuring Expense

Impairments, net loss on sale of long-lived assets and restructuring expense was $101.4 million for the year ended December 31, 2002. During the year ended December 31, 2002, we sold approximately 720 non-core towers and recorded impairment charges to write-down certain other non-core towers, which resulted in aggregate impairment charges and net losses of approximately $46.8 million. In September 2002, we reduced the scope of our new tower construction and build plans for the remainder of 2002 and 2003 and, as a result, we wrote-off approximately $40.2 million of construction-in-progress costs for the year ended December 31, 2002 associated with sites we no longer planned to build. Lastly, during the year ended December 31, 2002, we incurred employee separation costs associated with the termination of approximately 460 employees (primarily development and administrative), as well as costs associated with the termination of lease obligations and other incremental facility closing costs aggregating $10.6 million.

Impairments, net loss on sale of long-lived assets and restructuring expense was $79.5 million for the year ended December 31, 2001. In November 2001, we announced a restructuring of our organization to include a reduction in the scope of our tower development and acquisition activities and the centralization of certain operational and administrative functions. This resulted in a significant decrease in new tower construction and more stringent criteria for evaluating tower construction and acquisitions. As a result, we wrote-off approximately $62.6 million of construction-in-progress costs for the year ended December 31, 2001 associated with sites we no longer planned to build. We also incurred impairment charges to write-down certain non-core towers of approximately $11.7 million during the year ended December 31, 2001. Lastly, we incurred employee separation costs associated with the termination of approximately 525 employees (primarily tower development and administrative), as well as facility closing costs, aggregating $5.2 million.

Interest Income

Interest income for the year ended December 31, 2002 was $3.5 million, a decrease of $24.9 million from the year ended December 31, 2001. The decrease resulted primarily from a decrease in interest earned on invested cash primarily attributable to a decrease in cash on hand during 2002, coupled with lower interest rates.

Interest Expense

Interest expense for the year ended December 31, 2002 was $254.4 million, a decrease of $12.8 million from the year ended December 31, 2001. The majority of the decrease, $26.6 million, resulted primarily from a reduction in the interest rates under our credit facilities. The decrease was partially offset by an increase of $7.6 million related to a full year of interest incurred on our 9 3/8% senior notes (issued in January 2001) and a reduction in capitalized interest as a result of our reduced capital expenditures in 2002.

Loss on Investments and Other Expense

Loss on investments and other expense for the year ended December 31, 2002 was $25.6 million, a decrease of $13.2 million from the year ended December 31, 2001. The decrease resulted primarily from decreased impairment and equity losses on our cost and equity investments, offset by increased losses on foreign currency exchange related to our Mexican subsidiary.

Loss from Retirement of Long-Term Obligations

In February 2002, we repaid all amounts outstanding under our Mexican credit facility with borrowings under our credit facility. As a result of such repayment, we expensed approximately $1.7 million of deferred financing fees. In addition, in January 2002, we terminated the $250.0 million multi-draw term loan C component of our credit facilities and recorded a non-cash charge of approximately $7.2 million related to the write-off of the related deferred financing fees. The aggregate of these charges, $8.9 million, represents our loss on retirement of long-term obligations for the year ended December 31, 2002.

During the year ended December 31, 2001, we acquired a portion of our 2.25% convertible notes in exchange for shares of our Class A common stock. As a consequence of those negotiated exchanges with certain of our noteholders, we recorded a loss on retirement of long-term obligations of $26.3 million for the year ended December 31, 2001. This non-cash charge represents the fair value of incremental stock issued to note holders to induce them to convert their holdings prior to the first scheduled redemption date.

Income Tax Benefit

The income tax benefit for the year ended December 31, 2002 was $67.8 million, a decrease of $34.2 million from the year ended December 31, 2001. The effective tax rate was 17.5% for the year ended December 31, 2002, as compared to 20.7% for the year ended December 31, 2001. The decrease in the effective tax rate was primarily attributable to a valuation allowance of $27.5 million that we recorded in 2002 in connection with our tax planning strategy to carry back certain federal net operating losses. The valuation allowance represents the estimated lost tax benefit and costs associated with implementing such strategy. This decrease is offset by the impact of our ceasing to amortize goodwill (the majority of which is non-deductible for tax purposes) in 2002 in connection with the adoption of SFAS No. 142.

The effective tax rate on loss from continuing operations in 2002 differs from the federal statutory rate primarily due to valuation allowances related to our capital losses, tax planning strategy (as discussed above) and foreign items. The effective tax rate in 2001 differs from the federal statutory rate due to valuation allowances related to capital losses and other non-deductible items consisting principally of goodwill amortization, and to a lesser extent, note conversion expense.

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2002, we have provided a valuation allowance primarily related to state net operating loss carryforwards, capital loss carryforwards and the lost tax benefit and costs associated with our tax refund claims. We have not provided a valuation allowance for the remaining deferred tax assets, primarily federal net operating loss carryforwards, as management believes that we will have sufficient time to realize these assets during the twenty-year tax carryforward period.

We intend to recover a portion of our deferred tax asset through our tax planning strategy, which carries back certain federal net operating losses. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets as of December 31, 2002 will be dependent upon our ability to generate approximately $800.0 million in taxable income from January 1, 2003 to December 31, 2022. If we are unable to generate sufficient taxable income in the future, or carry back losses as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Loss from Discontinued Operations, Net

In December 2002, we committed to a plan to dispose of our wholly owned subsidiary Verestar by sale by December 31, 2003. In the fourth quarter of 2002, we also committed to a plan to sell Flash Technologies and two office buildings held primarily as rental property. In July 2002, we consummated the sale of our MTS Components operations. In the first quarter of 2003, we committed to a plan to sell an office building in Westwood, Massachusetts held primarily as rental property. In the second quarter of 2003, we committed to a plan to sell Kline by June 30, 2004. In August 2003, we consummated the sale of Galaxy. Accordingly, we presented the results of these operations, approximately $(245.2) million and $(59.0) million, net of tax, in loss from discontinued operations, net, in the accompanying statements of operations for the years ended December 31, 2002 and 2001, respectively. Loss from discontinued operations, net, for the year ended December 31, 2002 also includes a net loss on our disposition of MTS Components and two office buildings of approximately $13.5 million, net of a tax benefit.

Cumulative Effective of Change in Accounting Principle, Net

As of January 1, 2002, we adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” As a result, we recognized a $562.6 million non-cash charge (net of a tax benefit of $14.4 million) as the cumulative effect of change in accounting principle related to the write-down of goodwill to its fair value. The non-cash charge was comprised of goodwill within our former satellite and fiber network access services segment ($189.3 million) and network development services segment ($387.8 million). In accordance with the provisions of SFAS No. 142, the charge is reflected as of January 1, 2002 and included in our results of operations for the year ended December 31, 2002.

Liquidity and Capital Resources

Overview

In 2003, we generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations. We believe cash flow from operations for the year ending December 31, 2004 also will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for 2004. For information about our outstanding indebtedness, see “—Contractual Obligations” below.

We expect our 2004 cash needs to consist primarily of the following: debt service, including cash interest of approximately $195.0 million, the repayment of approximately $75.8 million of term loans under our credit facilities and capital lease payments and other notes payable of $5.5 million; capital expenditures of between $50.0 and $65.0 million, principally related to new tower construction and improvements to existing towers; and tower acquisitions of approximately $31.4 million. We expect to meet these cash needs through a combination of cash on hand, cash generated by operations and proceeds from sales of non-core assets. Due to the risk factors outlined in “Business—Factors That May Affect Future Results,” however, there can be no assurance that we will be able to meet our cash needs without additional borrowings under our credit facilities.

As of December 31, 2003, we had total outstanding indebtedness of approximately $3.4 billion. We incurred substantially all of this indebtedness prior to 2002 in order to fund the acquisition of communications sites and services businesses (expenditures for such acquisitions for the years ended December 31, 2000 and 2001 were $1.4 billion and $812.8 million, respectively), and capital expenditures related to the construction of new communications sites (capital expenditures for the years ended December 31, 2000 and 2001 were $541.3 million and $568.2 million, respectively).

Beginning in 2002, we significantly reduced our acquisitions and new tower construction activities, and began to focus on reducing our overall indebtedness. In 2003, we continued this trend by reducing our net total indebtedness (the combined decrease in outstanding indebtedness and the increase in cash and cash equivalents and restricted cash and investments) by approximately $235.5 million. We also improved our financial flexibility by opportunistically refinancing approximately $1.0 billion of our indebtedness to extend maturity dates. We plan to continue to reduce our overall indebtedness in 2004 and beyond with cash flow from operations, and may opportunistically further reduce indebtedness and interest expense through future capital market or strategic transactions.

Uses of Cash

Tower Construction, Improvement and Acquisition. Historically, we have used available cash and proceeds from non-core asset sales, including cash obtained from our credit facilities and proceeds from the sale of our debt and equity securities, to fund the construction, improvement and acquisition of tower assets. In 2002, we began to reduce our capital expenditures on new tower development. As a result, we significantly reduced our capital expenditures on new tower development in 2003 from historical levels (for example, our capital expenditures, excluding acquisitions, were $61.6 million in 2003 as compared to $180.5 million and $568.2 million in 2002 and 2001, respectively), and we expect this trend to continue. Accordingly, we expect that our cash needs in 2004 for tower development, improvement and acquisition will be funded out of cash from operations and proceeds from asset dispositions.

•	Construction and Improvements. Capital expenditures, excluding acquisitions, were approximately $61.6 million for the year ended December 31, 2003. We anticipate that we will build between 120 and 160 new towers through the end of 2004, and expect our 2004 total capital expenditures for construction and improvements to be between approximately $44.0 million and $58.0 million. In addition, we expect to incur approximately $6.0 to $7.0 million in capital expenditures relating to our services division and corporate infrastructure.

•	Acquisitions. During the year ended December 31, 2003, we acquired approximately $95.1 million in tower assets. As of December 31, 2003, we were obligated to make capital expenditures to acquire up to approximately $31.4 million of tower assets, of which approximately $10.3 million had been acquired as of March 5, 2004.

We plan to continue to allocate our available capital among investment alternatives that can provide the highest potential returns in light of existing market conditions. Accordingly, we may continue to acquire tower sites, build new tower sites and redevelop or improve existing tower sites when the expected returns on such investments meet our investment criteria.

Debt Service. As of December 31, 2003, we had outstanding debt of approximately $3.4 billion. For the year ending December 31, 2004, we are obligated to make a total of approximately $276.0 million in cash interest and principal payments on outstanding debt (this amount excludes approximately $82.0 million of non-cash interest expense relating to the accretion of our ATI 12.25% Notes and warrants and the amortization of deferred financing costs). Our cash debt service obligations as of December 31, 2003 are summarized under “—Contractual Obligations” below.

Contractual Obligations.

The following table sets forth information relating to our contractual obligations payable in cash as of December 31, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total
Credit facility term loan A (1)	$73,056	$111,459	$133,578	$71,448			$389,541
Credit facility term loan B (1)(2)	2,697	2,697	2,697	258,895			266,986
Credit facility revolver (1)				48,189			48,189
9 3/8% senior notes						$1,000,000	1,000,000
12.25% senior subordinated discount notes (3)					$808,000		808,000
7.25% senior subordinated notes						400,000	400,000
5.0% convertible notes (4)(5)				349,413			349,413
6.25% convertible notes (4)(5)			212,742				212,742
3.25% convertible notes						210,000	210,000
2.25% convertible notes	44						44

Long-term obligations, excluding capital leases and other notes payable	75,797	114,156	349,017	727,945	808,000	1,610,000	3,684,915

Cash interest expense (1)(2)(3)(5)	195,000	184,000	172,000	136,000	130,000	103,000	920,000
Capital lease payments (including interest) and other notes payable	5,548	4,635	19,233	3,355	3,215	208,645	244,631
Operating lease payments	87,905	75,104	62,075	52,234	42,591	289,857	609,766
Purchase obligations for acquisitions	31,400						31,400
Other long-term liabilities (6)	1,069	322	329	337	345	3,551	5,953

Total	$396,719	$378,217	$602,654	$919,871	$984,151	$2,215,053	$5,496,665

A description of our contractual debt obligations is included in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” as well as in note 7 to our consolidated financial statements.

(1)	Interest on our credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option, either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at December 31, 2003 for the credit facilities was 4.25%. For projections of our cash interest expense related to the credit facilities, we have assumed the LIBOR rate, before the margin as defined in our credit facility agreements, is 1.5% through December 31, 2007.
(2)	In January 2004, we refinanced our $267.0 million term loan B with a new term loan C due December 31, 2007. The new term loan C has substantially the same terms as term loan B, except that the interest rate spreads for the LIBOR and base rate loans were reduced from 3.5% above LIBOR to 2.25% and from 2.5% above the base rate to 1.25%, respectively.

(3)	The 12.25% senior subordinated discount notes accrue no cash interest. Instead, the accreted value of each note increases between the date of original issuance and maturity (August 1, 2008) at a rate of 12.25% per annum, with principal due at maturity of $808.0 million. As of December 31, 2003, the outstanding debt under the 12.25% senior subordinated discount notes was $424.2 million accreted value, net of the allocated fair value of $44.2 million relating to warrants issued in conjunction with these notes.
(4)	The holders of our 6.25% and 5.0% convertible notes have the right to require us to repurchase their notes on specified dates prior to their maturity dates in 2009 and 2010, but we may pay the purchase price by issuing shares of our Class A common stock, subject to certain conditions. The obligations with respect to the right of the holders to put the 6.25% convertible notes and 5.0% convertible notes on October 22, 2006 and February 20, 2007, respectively, have been classified as cash obligations in those respective periods.
(5)	In February 2004, we sold $225.0 million principal amount of 7.50% senior notes due 2012 through an institutional private placement. The net proceeds of the offering were used to redeem all of our outstanding 6.25% convertible notes and to repurchase $4.5 million of our 5.0% convertible notes.
(6)	Liabilities that are not payable in cash, primarily our unearned revenue and deferred rent liability, are not included.

The above table does not include certain commitments relating to the construction of tower sites under existing build to suit agreements as of December 31, 2003, as we cannot currently estimate the timing and amounts of such payments. (See note 9 to our consolidated financial statements.)

Sources of Cash

Total Liquidity at December 31, 2003. As of December 31, 2003, we had approximately $544.8 million of total liquidity, which is comprised of approximately $275.5 million in cash and cash equivalents and the ability to draw approximately $269.3 million of the revolving loan under our credit facilities. Of the approximately $275.5 million in cash and cash equivalents, approximately $170.0 million is held in restrictive accounts and approximately $49.1 million of this amount must be used to repay existing indebtedness.

Cash Generated by Operations. For the years ended December 31, 2003, 2002 and 2001, our cash provided by operating activities was $156.4 million, $105.1 million and $26.1 million, respectively. Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2004 in excess of their cash needs for operations and capital expenditures for tower construction, improvements and acquisitions. We expect to use the excess cash generated from these segments principally to service our debt.

Credit Facilities. As of December 31, 2003, we had approximately $269.3 million of unused capacity under our revolving credit facility, the only loan under our credit facilities that is not fully drawn. We have not borrowed any amounts under our credit facilities since April 2002, and we do not anticipate borrowing any amounts under the revolving credit facility during 2004. In February 2004, we made a $21.0 million voluntary prepayment of term loan A under our credit facilities.

Proceeds from the Sale of Debt and Equity Securities. During 2003, we raised approximately $1.1 billion in net proceeds from the sale of debt and equity securities as follows:

Date	Transaction	Approximate Net Proceeds
January 2003	ATI 12.25% Senior Subordinated Discount Notes due 2008	$397.0 million

August 2003	$210.0 million 3.25% Convertible Notes due 2010 14,260,000 Shares of Class A common stock	$202.8 million $120.3 million

November 2003	$400.0 million ATI 7.25% Senior Subordinated Notes due 2011	$389.3 million

The net proceeds from these offerings were used to repay approximately $961.3 million of existing indebtedness, and approximately $170.0 million remains in restricted cash and investments at December 31, 2003. In addition, during 2003 we issued 8,415,984 shares of our Class A common stock in exchange for an aggregate amount of approximately $53.1 million accreted value ($67.2 million face value) of our 2.25% convertible notes. These exchanges were effected in privately negotiated transactions pursuant to Section 3(a)(9) under the Securities Act of 1933.

In February 2004, we raised an additional approximately $221.7 million of net proceeds through an institutional private placement of our 7.50% senior notes due 2012. Approximately $217.1 million of the net proceeds from this offering were used to redeem all of our outstanding 6.25% convertible notes due 2009, and $4.5 million of those proceeds were used to repurchase our 5.0% convertible notes. (See note 19 to our consolidated financial statements.)

Divestiture Proceeds. During 2003, we continued to execute our strategy of divesting non-core assets and reinvesting the proceeds of such divestitures in higher return tower assets. From January 1, 2003 to March 5, 2004, we received net proceeds of approximately $123.9 million from non-core asset sales related to the sale of our remaining components business, two office buildings, a Verestar subsidiary, Galaxy, Kline, and non-core towers and related assets. Proceeds from these and any future transactions have and will be used, to the extent permitted under our credit facilities and mortgages, to acquire additional tower assets and to service debt. We anticipate receiving approximately $10.0 million of proceeds from additional sales of non-core assets during 2004.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting our ability to generate sufficient funds from operations are the demand for antennae space on wireless and broadcast communications towers and for related services, our ability to maximize the utilization of our existing towers and our ability to minimize costs and fully achieve our operating efficiencies.

Restrictions Under Credit Facilities and Other Debt Securities. The credit facilities with our borrower subsidiaries contain certain financial ratios and operating covenants and other restrictions (including limitations on additional debt, guarantees, use of proceeds from asset sales, dividends and other distributions, investments and liens) with which our borrower subsidiaries and restricted subsidiaries must comply.

The credit facilities contain five financial tests with which we must comply:

•	a leverage ratio (Total Debt to Annualized Operating Cash Flow). As of December 31, 2003, we were required to maintain a ratio of not greater than 5.75 to 1.00, decreasing to 5.50 to 1.00 at January 1, 2004, to 5.25 to 1.00 at April 1, 2004, to 5.00 to 1.00 at July 1, 2004, to 4.75 to 1.00 at October 1, 2004, to 4.50 to 1.00 at January 1, 2005, to 4.25 to 1.00 at April 1, 2005 and to 4.00 to 1.00 at July 1, 2005 and thereafter;

•	a senior leverage ratio (Senior Debt to Annualized Operating Cash Flow). As of December 31, 2003, we were required to maintain a ratio of not greater than 4.25 to 1.00, decreasing to 4.00 to 1.00 at January 1, 2004, to 3.75 to 1.00 at April 1, 2004, to 3.50 to 1.00 at July 1, 2004, to 3.25 to 1.00 at October 1, 2004 and to 3.00 to 1.00 at January 1, 2005 and thereafter;

•	a pro forma debt service test (Annualized Operating Cash Flow to Pro Forma Debt Service). As of December 31, 2003, we were required to maintain a ratio of not less than 1.00 to 1.00;

•	an interest coverage test (Annualized Operating Cash Flow to Interest Expense). As of December 31, 2003, we were required to maintain a ratio of not less than 2.50 to 1.00, increasing to 3.00 to 1.00 at January 1, 2004; and

•	a fixed charge coverage test (Annualized Operating Cash Flow to Fixed Charges ). As of December 31, 2003, we were required to maintain a ratio of not less than 1.00 to 1.00.

Any failure to comply with these covenants would not only prevent us from being able to borrow additional funds under our revolving line of credit, but would also constitute a default. These covenants also restrict our ability, as the parent company, to incur any debt other than that currently outstanding and refinancings of that debt. The credit facilities also limit our revolving loan drawdowns based on our cash on hand.

In addition to the credit facilities, the indentures governing the terms of the ATI 12.25% Notes and the ATI 7.25% Notes contain certain restrictive covenants with which ATI, the sister guarantors and its and their subsidiaries must comply. These include restrictions on their ability to incur additional debt, guarantee debt, pay dividends and make other distributions, make certain investments and, as in the credit facilities, use the proceeds from asset sales. Any failure to comply with these covenants would constitute a default. Specifically, the indentures restrict ATI, each of the sister guarantors and its and their restricted subsidiaries from incurring additional debt or issuing certain types of preferred stock. ATI, the sister guarantors and its and their subsidiaries are permitted, however, to incur debt under our credit facilities, or renewals, refundings, replacements or refinancings of them, up to $1.6 billion.

The indentures governing the terms of our 9 3/8% senior notes and our 7.50% senior notes (issued in February 2004) also contain certain restrictive covenants with which we and our restricted subsidiaries must comply. These include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions, make certain investments and, as in the credit facilities, use the proceeds from asset sales. Any failure to comply with these covenants would constitute a default. Specifically, the senior note indentures restrict us from incurring additional debt or issuing certain types of preferred stock unless our consolidated debt is not greater than 7.5 times our adjusted consolidated cash flow. We are permitted, however, to incur debt under our credit facilities (which for these purposes includes indebtedness under the credit facilities of our borrower subsidiaries, the ATI 12.25% Notes, the ATI 7.25% Notes and a portion of our 3.25% convertible notes) even if we are not in compliance with this ratio, or renewals, refundings, replacements or refinancings of our credit facilities.

If a default occurred under our credit facilities or any of our other debt securities, the maturity dates for our outstanding debt could be accelerated, and we likely would be prohibited from making additional borrowings under the credit facilities until we cured the default. If this were to occur, we would not have sufficient cash on hand to repay such indebtedness. The key factors affecting our ability to comply with the debt covenants described above are our financial performance relative to the financial ratios defined in the various agreements and our ability to fund our debt service obligations. Based upon our current expectations, we believe our operating results will be sufficient to comply with these covenants. However, due to the risk factors outlined above in “Business—Factors That May Affect Future Results,” there can be no assurance that our financial performance will not deteriorate to a point that would result in a default.

As outlined above, as of December 31, 2003, our annual consolidated cash debt service obligations (principal and interest) for each of the next five years and thereafter are approximately: $276.0 million, $303.0 million, $540.0 million (which does not reflect the repurchase of our 6.25% convertible notes in February 2004),

$867.0 million, $941.0 million and $1.9 billion, respectively. If we are unable to refinance our subsidiary debt or renegotiate the terms of such debt, we may not be able to meet our debt service requirements in the future. In addition, as a holding company, we depend on distributions or dividends from our subsidiaries, or funds raised through debt and equity offerings, to fund our debt obligations. Although the agreements governing the terms of our credit facilities and senior subordinated notes permit our subsidiaries to make distributions to us to permit us to meet our debt service obligations, such terms also significantly limit their ability to distribute cash to us under certain circumstances. Accordingly, if we do not receive sufficient funds from our subsidiaries to meet our debt service obligations, we may be required to refinance or renegotiate the terms of our debt, and there is no assurance we will succeed in such efforts.

Our ability to make scheduled payments of principal and interest on our debt obligations, and our ability to refinance such debt obligations, will depend on our future financial performance, which is subject to many factors beyond our control, as outlined above under “Business – Factors That May Affect Future Results.” In addition, our ability to refinance any of our debt in the future may depend on our credit ratings from commercial rating agencies, which are dependent on our expected financial performance, the liquidity factors discussed above, and the rating agencies’ outlook for our industry. We expect that we will need to refinance a substantial portion or our debt on or prior to its scheduled maturity in the future. There can be no assurance that we will be able to secure such refinancings or, if such refinancings are obtained, that the terms will be commercially reasonable.

Capital Markets. Our ability to raise additional funds in the capital markets depends on, among other things, general economic conditions, conditions of the wireless industry, our financial performance and the state of the capital markets. In December 2003, we filed a “universal” shelf registration statement for possible future offerings of an aggregate of up to $1.0 billion of debt and/or equity securities, including the offering of Class A common stock pursuant to a direct stock purchase plan with respect to which our Board of Directors currently has approved a $150.0 million offering. This registration statement is not yet effective.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to income taxes, impairment of assets, allowances for accounts receivable, investment impairment charges and revenue recognition. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to our business operations and the understanding of our results of operations. This is not a comprehensive list of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For a discussion of our other accounting policies, see note 1 to the consolidated financial statements in this annual report on Form 10-K, beginning on page F-7.

•

Income Taxes.    We record a valuation allowance to reduce our net deferred tax asset to the amount that management believes is more likely than not to be realized. At December 31, 2003, we provided a valuation allowance of approximately $156.7 million primarily related to our net state deferred tax assets and capital loss carryforwards. In addition, we also recorded a valuation allowance in 2002 related to a tax planning strategy related to the carry back of certain federal net operating losses. The valuation allowance represents the estimated lost tax benefit and costs associated with such strategy. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims and our federal net operating loss carryforwards, as management believes that we will be successful with our tax refund claims and have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

We intend to recover a portion of our net deferred tax asset through our tax refund claims related to certain federal net operating losses, filed during 2003 as part of a tax planning strategy implemented in 2002. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets will be dependent upon our ability to generate approximately $1.0 billion in taxable income from January 1, 2004 to December 31, 2023. If we are unable to generate sufficient taxable income in the future or carry back losses as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders equity.

Depending on the resolution of the Verestar bankruptcy proceedings described in note 2 to the consolidated financial statements, we may be entitled to a worthless stock or bad debt deduction for our investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

•	Impairment of Assets.

Assets subject to amortization and non-core assets held for sale:  We review long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess recoverability by determining whether the net book value of the related assets will be recovered through projected undiscounted cash flows. If we determine that the carrying value of an asset may not be recoverable, we will measure any impairment based on the projected future discounted cash flows to be provided from the asset or available market information relative to the asset’s fair market value as compared to its carrying value. We record any related impairment losses in the period in which we identify such impairment. We also review the carrying value of assets held for sale for impairment based on management’s best estimate of the anticipated net proceeds expected to be received upon final disposition. We record any impairment charges or estimated losses on disposal in the period in which we identify such impairment or loss.

Goodwill—Assets not subject to amortization:  As of January 1, 2002, we adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. SFAS No. 142 also requires that we assess whether goodwill is impaired by performing a transitional impairment test. These tests compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill to measure the amount of goodwill impairment, if any. We completed our transitional impairment testing in the second quarter of 2002 and concluded that all of the goodwill related to Verestar was impaired and that the majority of the goodwill in the services segment was impaired. As a result, we recognized a $562.6 million non-cash charge (net of a tax benefit of $14.4 million) related to the write-down of goodwill to its fair value. In accordance with the provisions of SFAS No. 142, the charge is reflected as of January 1, 2002 and included in the results of operations for the year ended December 31, 2002 as the cumulative effect of a change in accounting principle. Fair value estimates were determined based on independent third party appraisals for the rental and management segment and Verestar and future discounted cash flows and market information in the services segment.

In December 2003 and 2002, we completed our annual impairment testing related to the goodwill of the rental and management reporting unit (incorporating an independent third party appraisal) that contains goodwill and, in both cases, determined that goodwill was not impaired. Fair value estimates are based on our historical and projected operating results and market information, changes to which could affect those fair value estimates. Our December 2002 annual impairment testing also included the remaining goodwill of Kline (the only services business with remaining goodwill) and, based on available market information, we determined that goodwill was not impaired. In June 2003, we committed to a plan to sell Kline, reclassified its net assets to assets held for sale and recorded an impairment charge (inclusive of Kline’s remaining $10.3 million of goodwill) that reduced Kline’s net assets to the estimated fair value expected upon disposal.

We will perform our annual goodwill impairment test on December 1st of each year and when events or circumstances indicate that the asset might be impaired.

•	Allowances for Accounts Receivable. We maintain allowances for accounts receivable for estimated losses resulting from the inability of our customers to make contractually obligated payments that totals approximately $17.4 million as of December 31, 2003. When evaluating the adequacy of the allowances for accounts receivable, we specifically analyze accounts receivable and historical bad debts, customer concentrations, current economic trends, changes in our customers’ payment terms and the age of the receivables. If the basis for our estimates and financial condition of our customers were to change, adjustments to the allowances may be required.

•	Investment Impairment Charges. Investments in those entities where we own less than twenty percent of the voting stock of the individual entity and do not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in entities where we own less than twenty percent but have the ability to exercise significant influence over operating and financial policies of the entity or where we own more than twenty percent of the voting stock of the individual entity, but not in excess of fifty percent, are accounted for using the equity method. Our investments are in companies that are not publicly traded, and, therefore, no established market for these securities exists. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies. If we believe that the carrying value of an investment is carried at an amount in excess of fair value, it is our policy to record an impairment charge to adjust the carrying value to the market value.

•	Revenue Recognition. A portion of our network development services revenue is derived under contracts or arrangements with customers that provide for billings on a fixed price basis. Revenues under these contracts are recognized using the percentage-of-completion methodology. Under the percentage-of-completion methodology, revenues are recognized in accordance with the percentage of contract costs incurred to date compared to the estimated total contract costs. Due to uncertainties and estimates inherent within percentage-of-completion accounting it is possible that estimates will be revised as project work progresses. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Recent Accounting Pronouncements

In January 2003 and December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R addresses the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special purpose entities for periods ending after December 15, 2003, of which we had none. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. We have applied the provisions of FIN 46 and the adoption was not material to our consolidated financial position and results of operations. We continue to evaluate our investments to determine which, if any, will be impacted by the adoption of FIN 46-R. The adoption of FIN 46-R is not expected to have a material impact on our consolidated financial position or results of operations.

Information Presented Pursuant to the Indenture of Our 9 3/8% Notes

The following table sets forth information that is presented solely to address certain reporting requirements contained in the indenture for our 9 3/8% Notes. This information presents certain of our financial data on a consolidated basis and on a restricted group basis, as defined in the indenture governing the senior notes. All of our subsidiaries are part of the restricted group, except our wholly owned subsidiary Verestar. In December 2002, we committed to a plan to dispose of Verestar by sale by December 31, 2003. In December 2003, Verestar filed for protection under the federal bankruptcy laws and ceased to be included in the accompanying consolidated financial statements from the filing date forward. Accordingly, the results of operations related to Verestar have been included in loss from discontinued operations in our accompanying consolidated statements of operations through the date of the bankruptcy filing in December 2003.

	Consolidated		Restricted Group
	Year Ended December 31,		Year Ended December 31,
	2003	2002	2003	2002
	(In thousands)
Operating revenues	$715,144	$675,082	$715,144	$675,082

Total operating expenses	683,655	789,844	683,655	789,844
Total other expense	340,117	273,558	340,117	273,558

Loss from continuing operations before income taxes	(308,628)	(388,320)	(308,628)	(388,320)
Income tax benefit	66,137	67,783	66,137	67,783

Loss from continuing operations before cumulative effect of change in accounting principle	(242,491)	(320,537)	(242,491)	(320,537)
Loss from discontinued operations, net of tax	(60,926)	(258,724)	(26,464)	(17,149)

Loss before cumulative effect of change in accounting principle	$(303,417)	$(579,261)	$(268,955)	$(337,686)

Information Presented Pursuant to the Indentures of Our 9 3/8% Notes, ATI 12.25% Notes and ATI 7.25% Notes

The following table sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our 9 3/8% Notes and our ATI 12.25% Notes and ATI 7.25% Notes. The information contained in note 20 to our consolidated financial statements is also presented to address certain reporting requirements contained in the indentures for our ATI 12.25% Notes and ATI 7.25% Notes.

Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for our 9 3/8% Notes, ATI 12.25% Notes and ATI 7.25% Notes, are as follows (in thousands):

	9 3/8% Notes	ATI 12.25% Notes and ATI 7.25% Notes
Tower Cash Flow, for the three months ended December 31, 2003	$109,730	$108,255

Consolidated Cash Flow, for the twelve months ended December 31, 2003	$396,459	$390,401
Less: Tower Cash Flow, for the twelve months ended December 31, 2003	(411,195)	(405,159)
Plus: four times Tower Cash Flow, for the three months ended December 31, 2003	438,920	433,020

Adjusted Consolidated Cash Flow, for the twelve months ended December 31, 2003	$424,184	$418,262

Non-Tower Cash Flow, for the twelve months ended December 31, 2003	$(17,757)	$(18,499)

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate caps, swaps, and collars pursuant to our policies. All derivative financial instruments are for purposes other than trading. For the year ended December 31, 2003, we prepaid $757.8 million of outstanding borrowings under our credit facilities and made scheduled principal payments under the term loans of $47.5 million. In addition, we issued $420.0 million of ATI 12.25% Notes with a principal at maturity of $808.0 million, $210.0 million of 3.25% Notes and $400.0 million of ATI 7.25% Notes. We also had two swaps and two collars expire with aggregate notional amounts totaling $400.0 million and $232.5 million, respectively.

The following tables provide information as of December 31, 2003 and 2002 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps, swaps and collars, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

As of December 31, 2003

Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In thousands)

Long-Term Debt	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$1,869	$1,288	$228,776	$349,621	$808,043	$1,650,760	$3,040,357	$2,885,194
Average Interest Rate (a)	8.69%	8.85%	9.07%	9.99%	9.54%	6.68%
Variable Rate Debt (a)	$75,753	$114,156	$136,275	$378,532			$704,716	$703,781
Average Interest Rate (a)

Aggregate Notional Amounts Associated with Interest Rate Caps in Place

As of December 31, 2003 and Interest Rate Detail by Contractual Maturity Dates (In thousands)

Interest Rate CAPS	2004		2005	2006	2007	2008	Thereafter	Total	Fair Value
Notional Amount	$500,000	(c)
Cap Rate (b)	5.00%

As of December 31, 2002

Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In thousands)

Long-Term Debt	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$213,858	$2,791	$1,405	$229,025	$450,012	$1,041,423	$1,938,514	$1,467,892
Average Interest Rate (a)	7.82%	7.82%	7.82%	8.04%	9.35%	9.35%
Variable Rate Debt (a)	$56,000	$192,000	$243,000	$321,500	$697,500		$1,510,000	$1,510,000
Average Interest Rate (a)

Aggregate Notional Amounts Associated with Interest Rate Caps, Swaps and Collars in Place

As of December 31, 2002 and Interest Rate Detail by Contractual Maturity Dates (In thousands)

	2003	2004		2005	2006	2007	Thereafter	Total	Fair Value
Interest Rate CAPS
Notional Amount	$500,000	$500,000	(c)						$150
Cap Rate (b)	5.00%	5.00%
Interest Rate SWAPS
Notional Amount	$400,000 (d)								$(10,383)
Weighted-Average Fixed Rate Payable (b)	5.59%
Interest Rate COLLARS
Notional Amount	$232,500 (e)								$(5,307)
Weighted-Average Below Floor Rate Payable, Above Cap Rate Receivable (b)	5.96%, 8.18%

(a)	As of December 31, 2003, variable rate debt consists of our credit facilities ($704.7 million) and fixed rate debt consists of: the 2.25% Notes ($0.1 million); the 6.25% Notes ($212.7 million); the 5.0% Notes ($349.4 million); the 3.25% Notes ($210.0 million); the ATI 7.25% Notes ($400.0 million); the ATI 12.25% Notes ($808.0 million principal amount due at maturity; the balance as of December 31, 2003 is $424.2 million accreted value, net of the allocated fair value of the related warrants of $44.2 million); the 9 3/8% Notes ($1.0 billion); and other debt of $60.2 million. Interest on the credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at December 31, 2003 for the credit facilities was 4.25%. For the year ended December 31, 2003, the weighted average interest rate under the credit facilities was 3.85%. The 2.25% and 6.25% Notes each bear interest (after giving effect to the accretion of the original discount on the 2.25% Notes) at 6.25% per annum, which is payable semiannually on April 15 and October 15 of each year. The 5.0% Notes bear interest at 5.0% per annum, which is payable semiannually on February 15 and August 15 of each year. The ATI 12.25% Notes bear interest (after giving effect to the accretion of the original discount and the accretion of the warrants) at 14.7% per annum, payable upon maturity. The 9 3/8% Notes bear interest at 9 3/8% per annum, which is payable semiannually on February 1 and August 1 of each year. The 3.25% Notes bear interest at 3.25% per annum, which is payable semiannually on February 1 and August 1 of each year. The ATI 7.25% Notes bear interest at 7.25% per annum, which is payable semiannually on June 1 and December 1 of each year. Other debt consists of notes payable, capital leases and other obligations bearing interest at rates ranging from 7.9% to 12.0%, payable monthly. In January 2004, we refinanced our $267.0 million term loan B under our credit facilities, with a new term loan C due December 31, 2007. The new term loan C has substantially the same terms as term loan B, except that the interest rate spreads for the LIBOR and base rate loans were reduced from 3.5% above LIBOR to 2.25% and from 2.5% above the base rate to 1.25%, respectively. In February 2004, we sold $225.0 million principal amount of 7.50% senior notes due 2012 through an institutional private placement. The net proceeds of the offering were approximately $221.7 million and were used to redeem all of our outstanding 6.25% Notes and to repurchase $4.5 million of our outstanding 5.0% Notes.

As of December 31, 2002 variable rate debt consists of our credit facilities ($1.51 billion) and fixed rate debt consists of the 2.25% Notes ($210.9 million), the 6.25% Notes ($212.7 million), the 5.0% Notes ($450.0 million), the 9 3/8% Notes ($1.0 billion) and other debt of $64.9 million. Interest on the credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The average interest rate in effect at December 31, 2002 for the credit facilities was 4.48%. For the year ended December 31, 2002, the weighted average interest rate under the credit facilities was 4.41%. The 2.25% and 6.25% Notes each bear interest (after giving effect to the accretion of the original discount on the 2.25% Notes) at 6.25% per annum, which is payable semiannually on April 15 and October 15 of each year. The 5.0% Notes bear interest at 5.0% per annum, which is payable semiannually on February 15 and August 15 of each year. The 9 3/8% Notes bear interest at 9 3/8% per annum, which is payable semiannually on February 1 and August 1 of each year beginning August 1, 2001. Other debt consists of notes payable, capital leases and other obligations bearing interest at rates ranging from 7.1% to 12.0%, payable monthly.

(b)	Represents the weighted-average fixed rate or range of interest based on contract notional amount as a percentage of total notional amounts in a given year.
(c)	Includes notional amounts of $125,000, $250,000 and $125,000 that will expire in May, June and July 2004, respectively.
(d)	Includes notional amounts of $215,000 and $185,000 that expired in February and November 2003, respectively.
(e)	Includes notional amounts of $185,000 and $47,500 that expired in May and June 2003, respectively.

We maintain a portion of our cash and cash equivalents and restricted cash and investments in short-term financial instruments that are subject to interest rate risks. Due to the relatively short duration of such instruments, we believe fluctuations in interest rates with respect to those investments will not materially affect our financial condition or results of operations.

Our foreign operations include rental and management segment divisions in Mexico and Brazil. The remeasurement loss (gain) for the years ended December 31, 2003, 2002 and 2001 approximated $1,142,000 $3,713,000 and $(207,000), respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                      FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their respective ages and positions as of March 5, 2004 are set forth below:

James D. Taiclet, Jr.	43	Chairman, President and Chief Executive Officer

J. Michael Gearon, Jr.	38	Vice Chairman and President, American Tower International

Bradley E. Singer	37	Chief Financial Officer and Treasurer

Steven J. Moskowitz	40	Executive Vice President and President, U.S. Tower Division

William H. Hess	40	Executive Vice President and General Counsel

Timothy F. Allen	35	Vice President of Finance and Corporate Controller

James D. Taiclet, Jr. is our Chairman, President and Chief Executive Officer. Mr. Taiclet joined us in September 2001 as President and Chief Operating Officer, was named our Chief Executive Officer in October 2003, was elected as a director in November 2003, and was named our Chairman in February 2004. Prior to joining us, Mr. Taiclet had been President of Honeywell Aerospace Services, a part of Honeywell International, since March 1999. Mr. Taiclet was with United Technologies from March 1996 until March 1999, serving as Vice President, Pratt & Whitney Engine Services. Mr. Taiclet received a Masters in Public Affairs from Princeton University, where he was a Wilson Fellow, and is a graduate of the United States Air Force Academy.

J. Michael Gearon, Jr. is our Vice Chairman and President, American Tower International, and was a director from the time of our acquisition of Gearon Communications in January 1998 until May 2003. From January 1998 until January 2002, Mr. Gearon served as an Executive Vice President. Prior to joining us, Mr. Gearon had been the founder and Chief Executive Officer of Gearon Communications since September 1991. Mr. Gearon currently serves as a director of TV Azteca, S.A. de C.V. Mr. Gearon is a graduate of Georgia State University.

Bradley E. Singer is our Chief Financial Officer and Treasurer. Mr. Singer joined us in September 2000 as Executive Vice President, Strategy, and was appointed Vice President and General Manager of the Southeast Region in November 2000, positions he held until July 2001. He was appointed Executive Vice President, Finance in July 2001, and appointed to his current position in December 2001. Prior to joining us, Mr. Singer was an investment banker focusing on the telecommunications industry with Goldman, Sachs & Co., which he joined in 1997. Mr. Singer received an M.B.A. degree from Harvard University, and is a graduate of the University of Virginia.

Steven J. Moskowitz is our Executive Vice President and President, U.S. Tower Division. Mr. Moskowitz joined us in January 1998, initially as a Vice President and General Manager of our Northeast Region, and was appointed Executive Vice President, Marketing, and Vice President and General Manager of our Northeast Region in March 1999. He was named Executive Vice President, U.S. Tower Division in January 2002 and named President of the U.S. Tower Division in October 2003. Prior to joining us, Mr. Moskowitz had served as a Vice President of The Katz Media Group, the largest broadcast media representation firm in the United States, since 1989. Mr. Moskowitz received his undergraduate degree from Temple University.

William H. Hess is our Executive Vice President and General Counsel. Mr. Hess joined us in 2001 as Chief Financial Officer of American Tower International, and was appointed Executive Vice President in May 2001. Mr. Hess was appointed to his current position in September 2002. Prior to joining us, Mr. Hess had been a partner with the law firm of King & Spalding, LLP, which he joined in 1990. Mr. Hess received a J.D. degree from Vanderbilt University Law School, and is a graduate of Harding University.

Timothy F. Allen is our Vice President of Finance and Corporate Controller. Mr. Allen joined us in February 1999 as Manager of Financial Reporting and was appointed Vice President of Finance in February 2002. Mr. Allen was appointed to his current position in April 2003. Prior to joining us, Mr. Allen was a senior manager with the accounting firm of KPMG LLP. Mr. Allen is a graduate of Providence College.

The information under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” from the Definitive Proxy Statement is hereby incorporated by reference herein. Information required by this item pursuant to Item 401(h) and 401(i) of Regulation S-K relating to our audit committee financial experts and identification of the audit committee of our board of directors is contained in the Definitive Proxy Statement under “Corporate Governance” and is incorporated herein by reference.

Information regarding our code of ethics applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this report. See “Business—Available Information.”

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under “Independent Auditor Fees and Other Matters” from the Definitive Proxy Statement is hereby incorporated by reference herein.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules.    See Index to Consolidated Financial Statements, which appears on page F-1 hereof. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this annual report on Form 10-K.

(b)  Reports on Form 8-K.

Form 8-K (Items 5 and 7) filed on October 3, 2003.

Form 8-K (Items 5 and 7) filed on October 10, 2003.

Form 8-K (Items 5 and 7) filed on October 23, 2003.

Form 8-K (Items 5, 7 and 12) filed on October 30, 2003.

Form 8-K (Items 5 and 7) filed on November 4, 2003.

Form 8-K (Items 5 and 7) filed on December 18, 2003.

Form 8-K (Items 5 and 7) filed on December 23, 2003.

(c)  Exhibits.    The exhibits listed on the Exhibit Index hereof are filed herewith in response to this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March 2004.

AMERICAN TOWER CORPORATION

By:	/s/ JAMES D. TAICLET, Jr.
James D. Taiclet, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES D. TAICLET, Jr. James D. Taiclet, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ BRADLEY E. SINGER Bradley E. Singer	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2004

/s/ TIMOTHY F. ALLEN Timothy F. Allen	Vice President of Finance and Corporate Controller (Principal Accounting Officer)	March 12, 2004

/s/ RAYMOND P. DOLAN Raymond P. Dolan	Director	March 12, 2004

/s/ CAROLYN F. KATZ Carolyn F. Katz	Director	March 12, 2004

/s/ FRED R. LUMMIS Fred R. Lummis	Director	March 12, 2004

/s/ PAMELA D.A. REEVE Pamela D. A. Reeve	Director	March 12, 2004

/s/ MARY AGNES WILDEROTTER Mary Agnes Wilderotter	Director	March 12, 2004

AMERICAN TOWER CORPORATION

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

American Tower Corporation:

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

/s/    DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 12, 2004

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(In thousands, except share data)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,465	$127,292
Restricted cash and investments	170,036
Accounts receivable, net of allowance for doubtful accounts	57,735	64,889
Prepaid and other current assets	34,105	49,324
Costs and earnings in excess of billings on uncompleted contracts and unbilled receivables	19,933	21,955
Deferred income taxes	14,122	13,111
Assets held for sale	10,119	314,205

Total current assets	411,515	590,776

PROPERTY AND EQUIPMENT, net	2,546,525	2,694,999
OTHER INTANGIBLE ASSETS, net	1,057,077	1,138,318
GOODWILL, net	592,683	592,683
DEFERRED INCOME TAXES	449,180	383,431
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	275,508	261,996

TOTAL	$5,332,488	$5,662,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$107,557	$113,380
Accrued interest	59,734	63,611
Current portion of long-term obligations	77,622	269,858
Billings in excess of costs on uncompleted contracts and unearned revenue	41,449	38,733
Liabilities held for sale	8,416	200,696

Total current liabilities	294,778	686,278

LONG-TERM OBLIGATIONS	3,283,603	3,178,656
OTHER LONG-TERM LIABILITIES	23,961	41,379

Total liabilities	3,602,342	3,906,313

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES	18,599	15,567

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 500,000,000 shares authorized; 211,855,658 and 185,643,625 shares issued, 211,710,437 and 185,499,028 shares outstanding, respectively	2,119	1,856
Class B Common Stock: $.01 par value; 50,000,000 shares authorized; 6,969,529 and 7,917,070 shares issued and outstanding, respectively	70	79
Class C Common Stock: $.01 par value; 10,000,000 shares authorized; 1,224,914 and 2,267,813 shares issued and outstanding, respectively	12	23
Additional paid-in capital	3,910,879	3,642,019
Accumulated deficit	(2,190,447)	(1,887,030)
Accumulated other comprehensive loss		(5,564)
Note receivable	(6,720)	(6,720)
Treasury stock (145,221 and 144,597 shares at cost)	(4,366)	(4,340)

Total stockholders’ equity	1,711,547	1,740,323

TOTAL	$5,332,488	$5,662,203

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003, 2002, and 2001

(In thousands, except per share data)

	2003	2002	2001
REVENUES:
Rental and management	$619,697	$544,906	$431,051
Network development services	95,447	130,176	223,926

Total operating revenues	715,144	675,082	654,977

OPERATING EXPENSES:
Rental and management	222,724	226,786	209,923
Network development services	88,943	118,591	199,568
Depreciation and amortization	313,465	312,866	334,917
Corporate general, administrative and development expense	26,867	30,229	34,310
Impairments, net loss on sale of long-lived assets and restructuring expense	31,656	101,372	79,496

Total operating expenses	683,655	789,844	858,214

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	31,489	(114,762)	(203,237)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $1,496, $1,494 and $1,160, respectively	14,222	13,938	14,377
Interest income	5,255	3,496	28,372
Interest expense	(279,875)	(254,446)	(267,199)
Loss on retirement of long-term obligations	(46,197)	(8,869)	(26,336)
Loss on investments and other expense	(29,819)	(25,559)	(38,795)
Minority interest in net earnings of subsidiaries	(3,703)	(2,118)	(318)

Total other expense	(340,117)	(273,558)	(289,899)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(308,628)	(388,320)	(493,136)
INCOME TAX BENEFIT	66,137	67,783	102,032

LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(242,491)	(320,537)	(391,104)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $12,034, $30,531 AND $14,755, RESPECTIVELY	(60,926)	(258,724)	(58,990)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(303,417)	(579,261)	(450,094)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $14,438		(562,618)

NET LOSS	$(303,417)	$(1,141,879)	$(450,094)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations before cumulative effect of change in accounting principle	$(1.17)	$(1.64)	$(2.04)
Loss from discontinued operations	(0.29)	(1.32)	(0.31)
Cumulative effect of change in accounting principle		(2.88)

NET LOSS PER COMMON SHARE	$(1.46)	$(5.84)	$(2.35)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	208,098	195,454	191,586

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002, and 2001

(In thousands, except share data)

	Common Stock		Common Stock		Common Stock				Note Receivable	Additional Paid-in Capital	Accumulated Other Compre hensive Loss		Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Loss
	Class A		Class B		Class C		Treasury Stock
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2001	170,180,549	$1,701	8,095,005	$81	2,267,813	$23	(144,597)	$(4,340)		$3,174,622			$(295,057)	$2,877,030

2.25% convertible notes exchanged for common stock	3,962,537	40								86,403				86,443
Issuance of common stock - January offering and March transaction	10,100,000	101								363,150				363,251
Issuance of common stock, options, and warrants - mergers	377,394	4								8,454				8,458
Issuance of common stock - Employee Stock Purchase Plan	231,257	2								2,750				2,752
Issuance of note to executive officer (secured by class A common stock)									$(6,720)					(6,720)
Stock option activity	217,658	2								3,130				3,132
Share class exchanges	93,236	1	(93,236)	(1)
Net change in fair value of cash flow hedges, net of tax												$(17,506)		(17,506)	$(17,506)
Reclassification adjustment for realized losses on derivative instruments, net of tax												9,405		9,405	9,405
Cumulative effect adjustment recorded upon adoption of SFAS No. 133, net of tax												(7,852)		(7,852)	(7,852)
Foreign currency translation adjustment												(104)		(104)	(104)
Tax benefit of stock options										1,001				1,001
Net loss													(450,094)	(450,094)	(450,094)

Total comprehensive loss															$(466,151)

BALANCE, DECEMBER 31, 2001	185,162,631	$1,851	8,001,769	$80	2,267,813	$23	(144,597)	$(4,340)	$(6,720)	$3,639,510		$(16,057)	$(745,151)	$2,869,196

Issuance of common stock - Employee Stock Purchase Plan	396,295	4								2,509				2,513
Share class exchanges	84,699	1	(84,699)	(1)
Net change in fair value of cash flow hedges, net of tax												(9,138)		(9,138)	(9,138)
Reclassification adjustment for realized losses on derivative instruments, net of tax												19,527		19,527	19,527
Foreign currency translation adjustment												104		104	104
Net loss													(1,141,879)	(1,141,879)	(1,141,879)

Total comprehensive loss															$(1,131,386)

BALANCE, DECEMBER 31, 2002	185,643,625	$1,856	7,917,070	$79	2,267,813	$23	(144,597)	$(4,340)	$(6,720)	$3,642,019		$(5,564)	$(1,887,030)	$1,740,323

Issuance of common stock - August offering	14,260,000	143								120,200				120,343
2.25% convertible notes exchanged for common stock	8,415,984	84								86,045				86,129
12.25% senior subordinated discount notes - Warrants										52,525				52,525
Issuance of common stock - Employee Stock Purchase Plan	200,287	2								959				961
Share class exchanges	1,990,440	20	(947,541)	(9)	(1,042,899)	(11)
Stock option activity	1,345,322	14								7,859				7,873
Treasury stock transaction							(624)	(26)						(26)
Net change in fair value of cash flow hedges, net of tax												(329)		(329)	(329)
Reclassification adjustment for realized losses on derivative instruments, net of tax												5,893		5,893	5,893
Tax benefit of stock options										1,272				1,272
Net loss													(303,417)	(303,417)	(303,417)

Total comprehensive loss															$(297,853)

BALANCE, DECEMBER 31, 2003	211,855,658	$2,119	6,969,529	$70	1,224,914	$12	(145,221)	$(4,366)	$(6,720)	$3,910,879	$		$(2,190,447)	$1,711,547

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002, and 2001

(In thousands)

	2003	2002	2001
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(303,417)	$(1,141,879)	$(450,094)
Adjustments to reconcile net loss to cash provided by operating activities:
Cumulative effect of change in accounting principle, net		562,618
Depreciation and amortization	313,465	312,866	334,917
Minority interest in net earnings of subsidiaries	3,703	2,118	318
Loss on investments and other non-cash expense	20,525	20,286	36,784
Impairments, net loss on sale of long-lived assets and non-cash restructuring expense	29,400	90,734	74,260
Loss on retirement of long-term obligations	46,197	8,869	26,336
Amortization of deferred financing costs	14,608	11,972	11,959
Provision for losses on accounts receivable	21,940	15,654	15,057
Amortization of debt and note receivable discount	60,987	6,194	7,286
Deferred income taxes	(66,137)	(70,930)	(105,656)
Non-cash items reported in discontinued operations (primarily depreciation, asset impairments and net losses on dispositions)	50,385	262,612	92,845
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(3,649)	23,621	(11,132)
Prepaid and other current assets	(17,503)	9,853	(47,322)
Costs and earnings in excess of billings on uncompleted contracts and unbilled receivables	5,595	19,136	(2,801)
Accounts payable and accrued expenses	312	(26,124)	1,793
Accrued interest	(4,363)	4,647	27,784
Billings in excess of costs and earnings on uncompleted contracts and unearned revenue	(3,139)	(5,684)	(3,291)
Other long-term liabilities	(12,523)	(1,414)	17,027

Cash provided by operating activities	156,386	105,149	26,070

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(61,608)	(180,497)	(568,158)
Payments for acquisitions, net of cash acquired	(95,077)	(56,361)	(812,782)
Proceeds from (advances of) notes receivable, net	6,946	5,068	(3,824)
Proceeds from sales of businesses and other long-term assets	110,753	109,353	1,680
Distributions to minority interest	(671)	(488)	(763)
Deposits, investments and other long-term assets	(16,353)	7,668	(61,456)

Cash used for investing activities	(56,010)	(115,257)	(1,445,303)

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of debt securities and notes payable	1,032,384		1,000,000
Net proceeds from equity offerings, stock options and employee stock purchase plan	126,847	1,305	366,671
Borrowings under credit facilities		160,000	181,500
Repayment of notes payable, credit facilities and capital leases	(1,071,956)	(148,270)	(81,133)
Restricted cash and investments	(170,036)	94,071	(48,035)
Deferred financing costs and other financing activities	(39,442)	(5,664)	(45,850)

Cash (used for) provided by financing activities	(122,203)	101,442	1,373,153

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,827)	91,334	(46,080)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	127,292	35,958	82,038

CASH AND CASH EQUIVALENTS, END OF YEAR	$105,465	$127,292	$35,958

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—American Tower Corporation and subsidiaries (collectively, ATC or the Company), is an independent owner, operator and developer of wireless and broadcast communications sites in the United States, Mexico and Brazil. The Company’s primary business, as discussed in note 16, is the leasing of antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies. The Company also provides network development services to wireless service providers and broadcasters. During 2003 and 2002, the Company sold or committed to sell certain non-core businesses, which have been reported as discontinued operations. (See note 2.)

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company consolidates those entities in which it owns greater than fifty percent of the entity’s voting stock, with the exception of its wholly owned subsidiary, Verestar, Inc. (Verestar), as discussed in note 2.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying consolidated financial statements. The significant estimates in the accompanying consolidated financial statements include revenue recognition under the percentage of completion method, impairment of cost and equity investments, impairment of long-lived assets (including goodwill), allowances for accounts receivable and valuation allowances related to deferred tax assets.

Revenue Recognition—Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned. Fixed escalation clauses present in non-cancelable lease agreements, excluding those tied to the Consumer Price Index (CPI), and other incentives present in lease agreements with the Company’s customers are recognized on a straight-line basis over the terms of the applicable leases. Straight-line revenues for the years ended December 31, 2003, 2002 and 2001 approximated $22,944,000, $25,725,000 and $22,653,000, respectively. Amounts billed up-front for certain services provided in connection with the execution of lease agreements are initially deferred and recognized as revenue over the terms of the applicable leases. Amounts billed or received prior to being earned are deferred and reflected in unearned revenue in the accompanying consolidated balance sheets until such time as the earnings process is complete.

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

Corporate General, Administrative and Development Expense—Corporate general and administrative expense consists of corporate overhead costs not specifically allocable to any of the Company’s individual business segments. Development expense consists of uncapitalized acquisition costs, costs to integrate acquisitions, costs associated with new business initiatives, abandoned acquisition costs and costs associated with tower site inspections and related data gathering.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss on Retirement of Long-Term Obligations—Loss on retirement of long-term obligations primarily includes non-cash charges related to the write-off of deferred financing fees as well as non-cash charges related to the fair value of incremental stock issued to induce convertible noteholders to convert their holdings prior to the scheduled redemption date. Such amounts are expensed as incurred in accordance with Statement of Financial Accounting Standard (SFAS) No. 84 “Induced Conversions of Convertible Debt.” (See note 7.) Loss on retirement of long-term obligations also includes gains from repurchasing certain of the Company’s debt obligations.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and investments, notes receivable, trade receivables and derivative instruments. The Company mitigates its risk with respect to cash and cash equivalents, restricted cash and investments and derivative instruments by maintaining its deposits and contracts at high quality financial institutions and monitoring the credit ratings of those institutions.

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables by actively monitoring the credit worthiness of its borrowers and customers. Accounts receivable are reported net of allowances of $17,445,000, $16,041,000 and $23,804,000 as of December 31, 2003, 2002 and 2001, respectively. Net amounts charged against allowances, net of recoveries, for the years ended December 31, 2003, 2002 and 2001 approximated $20,536,000, $17,111,000 and $6,159,000, respectively. The effect of reclassifications to discontinued operations impacted the comparability of the allowances for the year ended December 31, 2002 and 2001 by $(6,306,000) and $(4,903,000), respectively.

Discount on Convertible and Senior Subordinated Discount Notes—The Company amortizes the discount on its convertible and senior subordinated discount notes (including the allocated fair value of the related warrants) using the effective interest method over the term of the obligation. Such amortization is recorded as interest expense in the accompanying consolidated statements of operations. (See note 7.)

Derivative Financial Instruments—On January 1, 2001, the Company adopted the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended. The cumulative effect of adopting this statement resulted in a charge to other comprehensive loss of $7.9 million (net of a tax benefit of $4.2 million) as of January 1, 2001.

The Company is exposed to interest rate risk relating to variable interest rates on its credit facilities. During the years ended December 31, 2003, 2002 and 2001, as part of its overall strategy to manage the level of exposure to the risk of interest rate fluctuations under its variable rate credit facilities, the Company used interest rate swaps, caps and collars, which qualify and are designated as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of other comprehensive loss and subsequently reclassified into the statement of operations when the hedged transaction affects operations. The ineffective portion of the gain or loss on the derivative instrument is immediately recognized in the statement of operations. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the statement of operations in the period of change. The Company does not hold derivative financial instruments for trading purposes. As of December 31, 2003, the Company did not have any derivative instruments designated as cash flow hedges and managed its interest rate risk solely with interest rate caps (See note 8.)

Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries in Mexico and Brazil is the U.S. dollar. Monetary assets and liabilities related to the Company’s Mexican and Brazilian operations are remeasured from the local currency into U.S. dollars at the rate of currency exchange at the end of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the applicable fiscal period. Non-monetary assets and liabilities are remeasured at historical exchange rates. Revenues and expenses are remeasured at average monthly exchange rates. All remeasurement gains and losses are included in the Company’s consolidated statement of operations within the caption loss on investments and other expense. The remeasurement loss (gain) for the years ended December 31, 2003, 2002 and 2001 approximated $1,142,000, $3,713,000 and $(207,000), respectively.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, demand deposits and short-term investments with remaining maturities (when purchased) of three months or less.

Restricted Cash and Investments—As of December 31, 2003, restricted cash and investments represented amounts required to be held in escrow to pay, repurchase, redeem or retire certain of the Company’s outstanding debt. The amounts in these restricted accounts include $49.1 million of remaining net proceeds from the January 2003 12.25% senior subordinated discount notes (ATI 12.25% Notes) offering and $120.9 million of net proceeds from the Company’s August 2003 equity offering. Any amounts remaining on June 30, 2004 from the ATI 12.25% Notes must be used to prepay a portion of the term loans under the Company’s credit facilities. Prior to January 2004, the Company’s credit facilities required that any amounts remaining from the August 2003 equity offering be contributed to the borrower subsidiaries under the credit facilities. In January 2004, the Company amended the credit facilities to permit these proceeds to remain in this restricted account indefinitely. (See note 19.)

Inventories—Inventories, which consist of finished goods parts to be utilized in the Company’s services business, are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) basis. As of December 31, 2003 and 2002, inventories were approximately $3.2 million and $4.9 million, respectively, and are included in prepaid and other current assets in the accompanying consolidated balance sheets.

Property and Equipment—Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties). Cost for self-constructed towers includes direct materials and labor, indirect costs associated with construction and capitalized interest. Approximately $672,000, $5,835,000 and $15,321,000 of interest was capitalized for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Goodwill and Other Intangible Assets—In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are deemed to have a definite life continue to be amortized over their useful lives. The cumulative effect of adopting this statement resulted in a non-cash charge of $562.6 million (net of a tax benefit of $14.4 million), which is included in the results of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations for the year ended December 31, 2002 as the cumulative effect of a change in accounting principle. The adoption of this statement reduced the Company’s amortization expense in continuing operations by approximately $67.6 million for the years ended December 31, 2003 and 2002. (See note 5.)

Income Taxes—The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. (See note 12.)

Loss per Common Share—Basic and diluted net loss per common share has been computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2003, 2002 and 2001, potential common shares, including options, warrants and shares issuable upon conversion of the Company’s convertible notes, have been excluded from the computation of diluted loss per common share, as their effect is anti-dilutive. Potential common shares excluded from the calculation of net loss per share were approximately 65.6 million, 50.6 million and 46.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Impairments and Net Loss on Sale of Long-Lived Assets—The Company reviews long-lived assets, including intangibles with definite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by determining whether the net book value of the related assets will be recovered, either through projected undiscounted future cash flows (with respect to operating assets), or anticipated proceeds from sales (with respect to non-core assets that are designated for sale). If the Company determines that the carrying value of an asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows to be provided from the asset or the estimated sale proceeds, as compared to the asset’s carrying value. The Company records impairment losses in the period in which it identifies such impairments. (See note 11.)

Notes Receivable and Other Long-Term Assets—Other long-term assets primarily represent the Company’s notes receivable described in note 6, deferred rent asset associated with the straight-lining of non-cancelable leases that contain fixed escalation clauses over the terms of the applicable leases, as well as certain cost and equity investments and long-term deposits.

Investments in those entities where the Company owns less than twenty percent of the voting stock of the individual entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in entities where the Company owns less than twenty percent but has the ability to exercise significant influence over operating and financial policies of the entity or where the Company owns more than twenty percent of the voting stock of the individual entity, but not in excess of fifty percent, are accounted for using the equity method. As of December 31, 2003 and 2002, the Company’s investments were in companies that are not publicly traded, and, therefore, no established market for their securities exists. The Company has a policy in place to review the fair value of its investments on a regular basis to evaluate the carrying value of the investments in these companies. If the Company believes that the carrying value of an investment is in excess of fair market value, it is the Company’s policy to record an impairment charge to adjust the carrying value to fair market value.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2003, 2002 and 2001, the Company recorded impairment charges on its cost and equity investments of approximately $19.3 million, $11.3 million and $27.7 million, respectively. In addition, during the years ended December 31, 2003, 2002 and 2001, the Company recorded losses on equity method investments of approximately $1.9 million, $9.0 million and $9.1 million, respectively. Losses on equity method investments are recorded in accordance with Emerging Issues Task Force No. 99-10 “Percentage Used to Determine the Amount of Equity Method Losses.”

Stock-Based Compensation—In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. The Company continues to use Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” to account for equity grants and awards to employees, officers and directors and has adopted the disclosure-only provisions of SFAS No. 148. In accordance with APB No. 25, the Company recognizes compensation expense in income based on the excess, if any, of the quoted stock price at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The Company’s stock option plans are more fully described in note 13.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (as amended) to stock-based compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model (in thousands, except per share amounts):

	2003	2002	2001
Net loss as reported	$(303,417)	$(1,141,879)	$(450,094)
Add: Stock-based employee compensation expense, net of related tax effect, included in net loss as reported	2,077
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(31,156)	(38,126)	(50,540)

Pro-forma net loss	$(332,496)	$(1,180,005)	$(500,634)

Basic and diluted net loss per share as reported	$(1.46)	$(5.84)	$(2.35)
Basic and diluted net loss per share Pro-forma	$(1.60)	$(6.04)	$(2.61)

Fair Value of Financial Instruments—The carrying values of the Company’s financial instruments, with the exception of long-term obligations, including current portion, reasonably approximate the related fair values as of December 31, 2003 and 2002. As of December 31, 2003, the carrying amount and fair value of long-term obligations, including current portion, were $3.4 billion and $3.6 billion, respectively. As of December 31, 2002, the carrying amount and fair value of long-term obligations, including current portion, were $3.4 billion and $3.0 billion, respectively. Fair values are based primarily on quoted market prices for those or similar instruments.

Retirement Plan—The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. Under the plan, the Company matches 35% of participants’ contributions up to a maximum 5% of a participant’s contributions. The Company contributed approximately $825,000, $979,000 and $1,540,000 to the plan for the years ended December 31, 2003, 2002 and 2001, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements—In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The fair value of a liability for asset retirement obligations is to be recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are to be capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of liabilities for asset retirement obligations will generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is to be recorded as an operating expense. The provisions of SFAS No. 143 were effective for the Company as of January 1, 2003. The Company recognized the cumulative effect of adopting SFAS No. 143 of $1.3 million in loss on investments and other expense in its consolidated statement of operations for the year ended December 31, 2003. The Company has also recorded accretion expense of $0.2 million in depreciation and amortization expense in the accompanying consolidated statement of operations for the year ended December 31, 2003.

The Company has certain legal obligations related to tower assets which fall within the scope of SFAS No. 143. These include obligations to remediate leased land on which the Company’s tower assets are located. The significant assumptions used in estimating the Company’s aggregate asset retirement obligation, which, as of December 31, 2003, approximates $4.1 million and is included in other long-term liabilities in the accompanying consolidated balance sheet, were: timing and number of tower removals; expected inflation rates that are consistent with historical inflation rates; and credit-adjusted risk-free rates that approximate the Company’s incremental borrowing rate. The Company did not settle any material liabilities related to this obligation during the year ended December 31, 2003.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144), which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” but retains many of its fundamental provisions. The Company adopted SFAS No. 144 on January 1, 2002. Accordingly, all relevant impairment assessments and decisions concerning discontinued operations have been made under this standard in 2003 and 2002. (See note 2.)

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Upon the adoption of SFAS No. 145, gains and losses from extinguishment of debt are no longer classified as extraordinary items, but rather classified as part of other income (expense) in the Company’s consolidated statement of operations. Any such gains or losses classified as extraordinary items in prior periods were reclassified upon the adoption of SFAS No. 145. The Company adopted the provisions of this SFAS No. 145 on January 1, 2003. Accordingly, the Company reclassified a loss from extinguishment of debt originally recorded as an extraordinary item of $1.7 million to loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2002.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The statement requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The requirements of SFAS No. 146 are effective for exit or disposal activities initiated after January 1, 2003. The Company has applied the provisions of this statement to exit or disposal activities initiated after January 1, 2003. (See note 11.)

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” This interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

undertaken by issuing the guarantee. This interpretation also requires additional disclosures to be made by a guarantor in its annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The Company applied the initial liability recognition and measurement provisions of this interpretation in 2003 and recorded a liability for its estimate of costs that it may incur under certain indemnifications related to sold businesses, of $0.6 million, which is reflected in loss on discontinued operations, net in the accompanying consolidated financial statement of operations for the year ended December 31, 2003. (See note 9.)

In January 2003 and December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R addresses the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special purpose entities for periods ending after December 15, 2003, of which the Company had none. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has applied the provisions of FIN 46 and the adoption was not material to its consolidated financial position and results of operations. The Company is continuing to evaluate its investments to determine which, if any, will be impacted by the adoption of FIN 46-R. The adoption of FIN 46-R is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Reclassifications—Certain reclassifications have been made to the 2002 and 2001 financial statements to conform with the 2003 presentation.

2.    DISCONTINUED OPERATIONS

In 2003 and 2002, in connection with the Company’s plan to focus on its core tower business, the Company sold or committed to sell several non-core businesses. In accordance with SFAS No. 144, the Company classified the operating results of these businesses as discontinued operations in the accompanying consolidated statements of operations. In addition, the assets and liabilities of the discontinued operations not disposed of as of December 31, 2003 and 2002 have been reflected as assets held for sale and liabilities held for sale in the accompanying consolidated balance sheets.

The following businesses have been reflected as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Impairment charges and gains/losses are presented net of taxes.

Verestar—In December 2002, the Company committed to a plan to sell Verestar by December 31, 2003. Pursuant to that plan, in February 2003, the Company consummated the sale of Maritime

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Telecommunications Network (MTN), a subsidiary of Verestar, for approximately $25.5 million. In December 2003, Verestar filed for protection under Chapter 11 of the federal bankruptcy laws. Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. Accordingly, due to the bankruptcy filing, the Company ceased to consolidate Verestar’s financial results beginning December 22, 2003. The operations of Verestar are included in loss from discontinued operations, net in the accompanying consolidated statements of operations through the date of the bankruptcy filing.

The Company recognized aggregate impairment charges related to its investment in Verestar of approximately $26.5 million and $187.8 million for the years ended December 31, 2003 and 2002, respectively. These charges reduced the carrying value of the Company’s investment in Verestar to zero as of December 31, 2003. These charges are included in loss from discontinued operations, net in the accompanying consolidated statements of operations for the years ended December 31, 2003 and 2002.

The Company is primarily and secondarily liable as a guarantor for up to $10.0 million of certain contractual obligations associated with Verestar. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against the Company for breaches by Verestar on those contracts. The Company has recorded a liability for its estimate of costs that it may incur under these contracts, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2003. (See note 9.)

Kline—In June 2003, the Company committed to sell its steel fabrication and tall tower construction service subsidiary, Kline Iron & Steel Co., Inc. (Kline) by June 30, 2004, which was previously included in the network development services segment. During 2003, the Company recognized an aggregate non-cash charge of approximately $14.6 million (including $10.3 million of goodwill) related to the impairment of Kline’s net assets to reduce their carrying value to the estimated proceeds expected upon disposal. This charge is reflected in loss from discontinued operations, net, in the accompanying consolidated statement of operations for the year ended December 31, 2003. The Company sold substantially all the net assets of Kline on March 1, 2004. (See note 19.)

Consummated Transactions—In August 2003, the Company consummated the sale of Galaxy Engineering (Galaxy), a radio frequency engineering, network design and tower-related consulting business previously included in the network development services segment. The purchase price of approximately $3.5 million included $2.0 million in cash, which the Company received at closing, and an additional $1.5 million payable on January 15, 2008, or at an earlier date based on the future revenues of Galaxy. Pursuant to this transaction, the Company recorded a net loss on disposal of approximately $2.4 million in the accompanying consolidated statement of operations for the year ended December 31, 2003.

In May 2003, the Company consummated the sale of an office building in Westwood, Massachusetts (previously held primarily as rental property and reported in the rental and management segment) for a purchase price of approximately $18.5 million, including $2.4 million of cash proceeds and the buyer’s assumption of $16.1 million of related mortgage notes. Pursuant to this transaction, the Company recorded a net loss on disposal of approximately $3.6 million in the accompanying consolidated statement of operations for the year ended December 31, 2003.

In January 2003, the Company consummated the sale of Flash Technologies, its remaining components business (previously included in the network development services segment) for approximately

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$35.5 million in cash and has recorded a net gain on disposal of approximately $0.1 million in the accompanying consolidated statement of operations for the year ended December 31, 2003.

In December 2002, the Company committed to a plan to sell an office building in Schaumburg, Illinois (previously held primarily as rental property and reported in the rental and management segment) and recorded an estimated net loss on disposal of $3.2 million in the accompanying consolidated statement of operations for the year ended December 31, 2002. In March 2003, the Company consummated the sale of this building for net proceeds of approximately $10.3 million in cash and has recorded a net loss on disposal of $0.1 million in the accompanying consolidated statement of operations for the year ended December 31, 2003.

In December 2002, the Company consummated the sale of the building where it maintained its corporate headquarters (previously held primarily as rental property and reported in the rental and management segment) for approximately $68.0 million and recorded a net gain on disposal of approximately $5.7 million for the year ended December 31, 2002. Approximately $38.5 million of the net proceeds were used to retire the building’s existing mortgage. As the Company maintains its corporate offices within the building, it also entered into a lease agreement for approximately 11.5% of the building’s total office space. The lease has been classified as an operating lease and approximately $5.9 million of additional gain was deferred in accordance with SFAS No. 13, “Accounting for Leases,” as amended.

In July 2002, the Company consummated the sale of MTS Components (previously included in the network development services segment) and incurred a net loss on disposal of approximately $16.0 million for the year ended December 31, 2002. Proceeds from the sale were approximately $32.0 million and consisted of approximately $20.0 million in cash and $12.0 million of notes receivable, which were repaid during 2002 and 2003.

Summary operating results of the discontinued operations are as follows (in thousands):

	2003	2002	2001
Revenue	$200,473	$412,053	$479,214

Loss from discontinued operations	(14,342)	(268,179)	(73,745)
Income tax benefit on loss from discontinued operations	1,874	22,965	14,755
Net loss on disposal of discontinued operations, net of tax benefit of $10,160 and $7,566, respectively	(48,458)	(13,510)

Loss from discontinued operations, net	$(60,926)	$(258,724)	$(58,990)

The Company had assets held for sale and liabilities held for sale comprised of the following as of December 31, (in thousands):

	2003	2002
Accounts receivable, net	$2,982	$40,069
Prepaids and other current assets	1,554	20,161
Property and equipment, net	5,532	218,670
Other long-term assets	51	35,305

Assets held for sale	$10,119	$314,205

Accounts payable, accrued expenses and other current liabilities	$8,416	$59,324
Capital lease obligations		125,230
Notes payable		16,142

Liabilities held for sale	$8,416	$200,696

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	COSTS AND EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS AND UNBILLED RECEIVABLES

The Company derives a portion of its network development services revenue from customer contracts that either provide for billing only after certain milestones within contracts have been achieved, or provide for progress billings as the Company fulfills its obligations under the related contracts. As the Company recognizes revenue on these contracts using the percentage-of-completion, cost plus profit and time and materials methodologies, such contracts may give rise to revenue which has been earned, but, as of a certain point in time, remains unbilled. Such amounts are included in costs and earnings in excess of billings on uncompleted contracts and unbilled receivables in the accompanying consolidated balance sheets. These contracts may also give rise to billings that are in excess of amounts actually earned as of a certain point in time. The excess of amounts billed over the amount earned on these contracts is reflected in billings in excess of costs on uncompleted contracts and unearned revenue in the accompanying consolidated balance sheets.

The following are the components of costs and earnings in excess of billings on uncompleted contracts and billings in excess of costs and earnings on uncompleted contracts as of December 31, (in thousands):

	2003	2002
Costs incurred on uncompleted contracts	$34,748	$30,659
Estimated earnings	9,960	10,519
Unbilled receivables	8,863	19,844
Billings to date	(39,469)	(45,168)

	$14,102	$15,854

Included in the accompanying consolidated balance sheets:
Costs and earnings in excess of billings on uncompleted contracts and unbilled receivables	$18,894	$19,976
Billings in excess of costs on uncompleted contracts	(4,792)	(4,122)

	$14,102	$15,854

In addition, the Company had unbilled receivables related to its rental and management segment of $1.0 million and $2.0 million as of December 31, 2003 and 2002, respectively. The Company also had unearned revenues of $36.7 million and $34.6 million as of December 31, 2003 and 2002, respectively, consisting mainly of customer rents received in advance.

4.    PROPERTY AND EQUIPMENT

Property and equipment (including assets held under capital leases) consist of the following as of December 31, (in thousands):

	2003	2002
Towers	$2,784,564	$2,706,005
Equipment	121,780	121,238
Buildings and improvements	166,068	168,445
Land and improvements	173,619	176,990
Construction-in-progress	38,683	63,755

Total	3,284,714	3,236,433
Less accumulated depreciation and amortization	(738,189)	(541,434)

Property and equipment, net	$2,546,525	$2,694,999

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

As of January 1, 2002, the Company adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are deemed to have a definite life will continue to be amortized over their useful lives. SFAS No. 142 also required that, as of January 1, 2002, the Company assess whether its goodwill was impaired by performing a transitional impairment test. This impairment test was comprised of two steps. The initial step was designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeded fair value, a second step was performed, which compared the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any.

The Company completed its transitional impairment testing in the second quarter of 2002 and concluded that all of the goodwill related to Verestar and the majority of the goodwill in the network development services segment was impaired. As a result, the Company recognized a $562.6 million non-cash charge, net of tax, related to the write-down of goodwill to its fair value. In accordance with the provisions of SFAS No. 142, the charge is included in the results of operations for the year ended December 31, 2002 as the cumulative effect of a change in accounting principle.

A description of the Company’s reporting units (by segment) and the results of the related transitional impairment testing are as follows:

Verestar—Verestar was a single segment and reporting unit until December 2002, when the Company committed to a plan to dispose of Verestar. The Company recorded an impairment charge of $189.3 million relating to the impairment of goodwill in this reporting unit. The fair value of this reporting unit was determined based on an independent third party appraisal.

Network Development Services (Services)—As of January 1, 2002, the reporting units in the Company’s network development services segment included Kline, Specialty Constructors, Galaxy, MTS Components and Flash Technologies. The Company estimated the fair value of these reporting units utilizing future discounted cash flows and market information as to the value of each reporting unit on January 1, 2002. The Company recorded an impairment charge of $387.8 million for the year ended December 31, 2002 related to the impairment of goodwill within these reporting units. Such charge included full impairment for all of the goodwill within the reporting units except Kline, for which only a partial impairment was recorded. As discussed in note 2, the assets of all of these reporting units were sold as of December 31, 2003, except for those of Kline. (See note 19.)

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

The Company has selected December 1st as the date to perform its annual impairment test. In December 2003 and 2002, the Company completed its annual impairment testing. In performing its testing, the Company obtained an independent third party appraisal of its rental and management reporting unit that contains goodwill and concluded that an impairment was not required. The Company’s annual impairment testing at December 1, 2002 also included the remaining goodwill of Kline, and based on available market information, the Company

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined that goodwill was not impaired. As described in note 2, the Company committed to a plan to sell Kline in June 2003, reclassified its net assets to assets held for sale and recorded an impairment charge that included the remaining $10.3 million of Kline’s goodwill.

The changes in the net carrying amounts of goodwill by segment for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	RM	Services		Verestar		Total
Balance as of January 1, 2002	$580,823		$394,264		$185,306	$1,160,393
Reclassifications (primarily acquired workforce)	11,860		3,799		3,997	19,656
Kline reclassification to assets held for sale			(10,310)			(10,310)
Transitional impairment charge (pre-tax)			(387,753)		(189,303)	(577,056)

Balance as of December 31, 2003 and 2002	$592,683	$		$		$592,683

Prior to the adoption of SFAS No. 142, the Company had approximately $1.2 billion of net goodwill that was amortized on a straight-line basis over a fifteen-year period. Had the Company not amortized goodwill in prior periods in accordance with SFAS No. 142, amortization expense would have decreased by $87.8 million for the year ended December 31, 2001 and net loss and net loss per share for the year ended December 31, 2001 would have been approximately $(362.3) million and $(1.89), respectively.

The Company’s other intangible assets subject to amortization consist of the following as of December 31, (in thousands):

	2003	2002
Acquired customer base and network location intangibles	$1,299,708	$1,306,863
Deferred financing costs	111,484	100,091
Other intangibles	43,125	42,788

Total	1,454,317	1,449,742
Less accumulated amortization	(397,240)	(311,424)

Other intangible assets, net	$1,057,077	$1,138,318

The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization of intangible assets for the years ended December 31, 2003 and 2002 aggregated approximately $88.9 million and $87.7 million, respectively. The Company expects to record amortization expense of approximately $89.1 million for the years ended December 31, 2004, 2005 and 2006, respectively, and $86.7 million for the years ended December 31, 2007 and 2008, respectively.

6.    NOTES RECEIVABLE

In 2000, the Company loaned TV Azteca, S.A. de C.V. (TV Azteca), the owner of a major national television network in Mexico, $119.8 million. The loan, which initially bore interest at 12.87%, payable quarterly, was discounted by the Company, as the fair value interest rate at the date of the loan was determined to be 14.25%. The loan was amended effective January 1, 2003 to increase the original interest rate to 13.11%. As of December 31, 2003, and 2002, approximately $119.8 million undiscounted ($108.2 million discounted) under the loan was outstanding and included in notes receivable and other long-term assets in the accompanying consolidated balance sheets. The term of the loan is seventy years; however, the loan may be prepaid by TV Azteca without penalty during the last fifty years of the agreement. The discount on the loan is being amortized to interest income—TV Azteca, net, using the effective interest method over the seventy-year term of the loan.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On a quarterly basis, the Company assesses the recoverability of its note receivable from TV Azteca. As of December 31, 2003, the Company has assessed the recoverability of the note receivable from TV Azteca and concluded that no adjustment to its carrying value is required.

An executive officer and former director of the Company became a director of TV Azteca in December 1999.

As of December 31, 2003 and 2002, the Company also had other long-term notes receivable outstanding of approximately $13.4 million and $13.5 million, respectively.

7.    FINANCING ARRANGEMENTS

Outstanding amounts under the Company’s long-term financing arrangements consisted of the following as of December 31, (in thousands):

	2003	2002
Credit facilities	$704,716	$1,510,000
Senior subordinated notes	400,000
Senior subordinated discount notes, net of discount and warrant valuation	424,152
Senior notes	1,000,000	1,000,000
Convertible notes, net of discount	772,199	873,640
Notes payable and capital leases	60,158	64,874

Total	3,361,225	3,448,514

Less:
Current portion of other long-term obligations	(77,622)	(269,858)

Long-term debt	$3,283,603	$3,178,656

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a description of the Company’s outstanding debt as of December 31, 2003:

Credit Facilities—The Company’s credit facilities provide for a borrowing capacity of up to $999.7 million. The Company’s principal operating subsidiaries are the borrowers under the credit facilities and are subject to compliance with certain financial ratios. As of December 31, 2003, the credit facilities include:

•	a $343.2 million revolving credit facility, of which $48.2 million was drawn, and against which $25.7 million of outstanding letters of credit were outstanding, maturing on June 30, 2007 (availability was therefore $269.3 million);

•	a $389.5 million multi-draw term loan A, which was fully drawn, maturing on June 30, 2007; and

•	a $267.0 million term loan B, which was fully drawn, maturing on December 31, 2007.

Principal payments under the credit facilities amortize quarterly through their maturity dates based on defined percentages of outstanding commitment and principal balances. The Company may also be required to make additional principal payments should operating cash flows exceed certain amounts. Any amounts repaid under the term loan A and the term loan B will reduce future borrowing capacity under these facilities to the extent of the amount repaid.

As of December 31, 2002, the Company’s credit facilities provided for a borrowing capacity of up to $2.0 billion. During 2003, the Company reduced the borrowing capacity under its credit facilities through certain amendments and related prepayments of $938.8 million, scheduled principal payments of $47.5 million and unscheduled principal payments of $14.0 million. The Company amended its credit facilities in February, July and November 2003, primarily to facilitate the notes offerings described below and the August 2003 equity offering described in note 13.

The November 2003 amendment facilitated the 7.25% senior subordinated notes offering; and the Company utilized the net proceeds of $389.3 million to prepay $208.0 million of term loan A, $140.3 million of term loan B and $41.0 million of the revolving loan, resulting in a permanent reduction of the term loans and revolving loan commitment. The July 2003 amendment facilitated the 3.25% convertible notes offering and concurrent equity offering; and the Company utilized $100.0 million of the net proceeds to prepay $61.7 million of term loan A, $0.4 million of term loan B and $37.9 million of the revolving loan, resulting in a permanent reduction of the term loans and revolving loan commitment. The remaining net proceeds from the equity offering are held in a restricted account to be used for purposes described in notes 1 and 19. The February 2003 amendment facilitated the ATI 12.25% Notes offering and the Company utilized $200.0 million of the net proceeds to prepay and reduce scheduled principal payments of $125.0 million of term loan A and $75.0 million of term loan B. The February amendment also reduced the revolving credit facility by $225.0 million and the overall borrowing capacity under the credit facilities was reduced by a required prepayment of $24.5 million from the proceeds of the sale of MTN. The remaining net proceeds from the ATI 12.25% Notes offering are held in a restricted account to be used for purposes described in note 1. As described in note 19, the Company also amended its credit facilities in January 2004.

In connection with each amendment, the Company recorded non-cash charges related to the write-off of deferred financing fees associated with the reduction in the borrowing capacity under the credit facilities of approximately $4.6 million, $1.5 million and $5.8 million for the November, July and February amendments, respectively. These charges are reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2003.

In January 2002, the Company terminated a $250.0 million multi-draw term loan C facility, none of which facility had been drawn. In February 2001, the Company’s Mexican subsidiary, American Tower Corporation de Mexico, S. de R.L. de C.V. (ATC Mexico) and two of its subsidiaries consummated a loan agreement with a group of banks providing a credit facility of an initial aggregate amount of $95.0 million. In February 2002, the Company repaid all loans outstanding under the ATC Mexico facility with borrowings under its credit facilities,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and substantially all of the Mexican subsidiaries became restricted subsidiaries under the Company’s credit facilities. As a result, the Company recorded charges of $7.2 million and $1.7 million related to the write-off of certain deferred financing fees, which are reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2002.

Interest rates for the revolving credit facility and the term loan A are determined at the option of the Company (at a margin based on leverage) at either 2.0% to 3.25% above the LIBOR rate or 1.0% to 2.25% above the defined base rate. Prior to the January 2004 amendment described in note 19, interest rates for the term loan B were determined (at a margin based on leverage) at 3.5% above LIBOR or 2.5% above the defined base rate. The Company is required to pay quarterly commitment fees on the undrawn portion of the facility, ranging from 0.5% to 1.0% per annum, depending on the level of facility usage. In addition, the credit facilities require compliance with financial coverage ratios that measure operating cash flow against total debt, operating cash flow against senior debt, interest coverage, pro forma debt service and fixed charges, as defined in the credit facilities. The credit facilities also contain financial and operational covenants and other restrictions which the Company, the borrowers and their restricted subsidiaries must comply with, whether or not there are borrowings outstanding. Such covenants and restrictions include restrictions on certain types of acquisitions, indebtedness, investments, liens, capital expenditures, and the ability of the borrowers to pay dividends and make other distributions. The borrowers under the credit facilities include the Company’s principal domestic operating subsidiaries. The Company and the restricted subsidiaries (as defined in the credit facilities) have guaranteed all of the loans under the credit facilities. These loans are secured by liens on substantially all assets of the Company, the borrowers and the restricted subsidiaries. The credit facilities also restrict the borrowers’ and the restricted subsidiaries’ abilities to transfer funds to the Company. As of December 31, 2003, substantially all assets of the Company, with the exception of approximately $120.9 million of restricted cash and investments and its deferred tax assets, are held by the borrowers and the restricted subsidiaries. (See note 19.)

For the years ended December 31, 2003, 2002 and 2001, the combined weighted average interest rate related to the Company’s credit facilities was 3.85%, 4.41% and 7.26% respectively. Commitment fees incurred by the Company related to the credit facilities aggregated approximately $2,376,000, $5,454,000 and $7,478,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

ATI 7.25% Senior Subordinated Notes—In November 2003, the Company’s principal operating subsidiary, ATI, completed a private placement of $400.0 million principal amount of 7.25% senior subordinated notes due 2011 (ATI 7.25% Notes). The net proceeds of the ATI 7.25% Notes offering were approximately $389.3 million (after deducting the initial purchasers’ discounts and commissions and other expenses related to the offering) and were used to prepay indebtedness under the Company’s credit facilities.

The ATI 7.25% Notes mature on December 1, 2011 and interest is payable semi-annually in arrears on June 1 and December 1 each year beginning June 1, 2004. The Company may redeem the notes after December 1, 2007. The initial redemption price on the notes is 103.625% of the principal amount, subject to a ratable decline after December 1 of the following year to 100% of the principal amount in 2009 and thereafter. The Company may also redeem up to 35% of the notes any time prior to December 1, 2006 (at a price equal to 107.25% of the principal amount of the notes plus accrued and unpaid interest, if any), with the net cash proceeds of certain public equity offerings within sixty days after the closing of any such offering. The indenture governing the ATI 7.25% Notes contains certain restrictive covenants, including restrictions on the Company’s ability to incur more debt, pay dividends and make certain investments. The notes rank junior in right of payment to all existing and future senior indebtedness of ATI, the sister guarantors (as defined in the indenture relating to the notes) and their domestic subsidiaries, including all indebtedness outstanding under the credit facilities, are structurally senior in right of payment to all of the Company’s existing and future indebtedness and are pari passu with the ATI 12.25% Notes. The ATI 7.25% Notes are jointly and severally guaranteed on a senior subordinated basis by the Company and substantially all of its wholly owned domestic subsidiaries.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, the Company has $400.0 million outstanding under the ATI 7.25% Notes.

3.25% Convertible Notes—In August 2003, the Company completed a private placement of $210.0 million principal amount of 3.25% convertible notes (3.25% Notes). The 3.25% Notes mature on August 1, 2010. Interest is payable semi-annually in arrears on February 1 and August 1 each year. The net proceeds of the 3.25% Notes offering were approximately $202.8 million (after deducting the initial purchasers’ discounts and commissions and other expenses related to the offering), of which the Company utilized $100.0 million to prepay a portion of its outstanding indebtedness under the credit facility (pursuant to the July 2003 amendment discussed above) and placed the remaining $102.8 million in a restricted account, which the Company subsequently utilized to fund repurchases of its 2.25% convertible notes and 5.0% convertible notes.

The 3.25% Notes are convertible at any time into shares of the Company’s Class A common stock at a conversion price of $12.22 per share, subject to certain adjustments. The Company may redeem the 3.25% Notes on or after August 6, 2008. The initial redemption price on the 3.25% Notes is 100.929% of the principal amount, subject to a ratable decline after August 1 of the following year to 100% of the principal amount in 2010. The 3.25% Notes rank equally with the Company’s other convertible notes and the 9 3/8% senior notes and are structurally and effectively junior to indebtedness outstanding under the credit facilities, the ATI 12.25% Notes and the ATI 7.25% Notes.

As of December 31, 2003, the Company has $210.0 million outstanding under the 3.25% Notes.

12.25% Senior Subordinated Discount Notes and Warrants—In January 2003, the Company issued 808,000 units, each consisting of (1) $1,000 principal amount at maturity of ATI 12.25% senior subordinated discount notes (ATI 12.25% Notes) and (2) a warrant to purchase 14.0953 shares of Class A common stock of the Company, for gross proceeds of approximately $420.0 million. Net proceeds from the offering aggregated approximately $397.0 million (after deducting the initial purchasers’ discounts and commissions and other expenses related to the offering) and were primarily used to prepay $200.0 million of term loans under the credit facilities and to repurchase other outstanding debt, with the remaining balance as of December 31, 2003 of approximately $49.1 million held in restricted cash and investments as described in note 1.

The gross offering proceeds of approximately $420.0 million were allocated between the ATI 12.25% Notes ($367.4 million) and the warrants ($52.6 million) based on their respective fair values. The value ascribed to the warrants is reflected as a discount to the ATI 12.25% Notes in the accompanying December 31, 2003 balance sheet and is being accreted to interest expense utilizing the effective interest method over the applicable term.

The ATI 12.25% Notes accrue no cash interest. Instead, the accreted value of each ATI 12.25% Note will increase between the date of original issuance and maturity (August 1, 2008) at a rate of 12.25% per annum. The warrants are exercisable at any time on or after January 29, 2006 and will expire on August 1, 2008. The Company may redeem the ATI 12.25% Notes on or after February 1, 2006. The initial redemption price of the ATI 12.25% Notes is 106.125% of the principal amount, subject to a ratable decline the following year to 100% of the principal amount in 2008 and thereafter. The indenture governing the ATI 12.25% Notes contains certain restrictive covenants, including restrictions on the Company’s ability to incur more debt, pay dividends and make certain investments.

The Company’s payment obligations under the ATI 12.25% Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and substantially all of the Company’s and ATI’s wholly owned domestic subsidiaries. The ATI 12.25% Notes rank junior in right of payment to all existing and future senior indebtedness of ATI, the sister guarantors (as defined in the indenture relating to the notes) and their domestic subsidiaries, including all indebtedness outstanding under the credit facilities, are structurally senior in right of payment to all other existing and future indebtedness of the Company and are pari passu with the ATI 7.25% Notes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, the outstanding debt under the ATI 12.25% Notes was $424.2 million accreted value, net of the allocated fair value of the warrants of $44.2 million.

9 3/8% Senior Notes—In January 2001, the Company completed a private placement of $1.0 billion principal amount of 9 3/8% senior notes (9 3/8% Notes), which mature on February 1, 2009. Interest on the 9 3/8% Notes is payable semiannually on February 1 and August 1. The Company may redeem the 9 3/8% Notes before February 1, 2005 at 100% of the principal amount plus an applicable make-whole premium. The Company may also redeem the 9 3/8% Notes on or after February 1, 2005 at the initial redemption price of 104.688% of the principal amount, subject to a ratable decline in each of the following years to 100% of the principal amount in 2008 and thereafter. The indenture governing the 9 3/8% Notes contains certain restrictive covenants including restrictions on the Company’s ability to incur more debt, guarantee debt, pay dividends and make certain investments. Proceeds from the 9 3/8% Notes offering were used to finance construction of towers, fund acquisitions and for general corporate purposes. The 9 3/8% Notes rank equally with all of the convertible notes and are structurally and effectively junior to indebtedness outstanding under the credit facilities, the ATI 12.25% Notes and the ATI 7.25% Notes.

As of December 31, 2003 and 2002, the Company had $1.0 billion outstanding under the 9 3/8% Notes.

5.0% Convertible Notes—In February 2000, the Company completed a private placement of $450.0 million principal amount of 5.0% convertible notes (5.0% Notes). The 5.0% Notes mature on February 15, 2010. Interest on the 5.0% Notes is payable semiannually on February 15 and August 15 of each year. The indenture governing the 5.0% Notes does not contain any restrictive covenants. The credit facilities restrict the Company’s ability to repurchase the convertible notes for cash from the proceeds of borrowings under the credit facilities or from internally generated funds from any of the Company’s restricted subsidiaries (under its credit facilities).

The 5.0% Notes are convertible at any time into shares of the Company’s Class A common stock at a conversion price of $51.50 per share, subject to adjustment in certain cases. The Company may redeem the 5.0% Notes at any time after February 20, 2003. The initial redemption price on the 5.0% Notes is 102.5% of the principal amount, subject to ratable declines immediately after February 15 of the following year to 100% of the principal amount in 2006 and thereafter. The holders have the option of requiring the Company to repurchase all or any of the 5.0% Notes on February 20, 2007 at their principal amount, together with accrued and unpaid interest. The Company may, subject to certain conditions in the applicable indenture (including the condition that the Company’s Class A common stock trade on a national securities exchange or Nasdaq), elect to pay the repurchase price in cash or shares of Class A common stock, or any combination thereof. The 5.0% Notes rank equally with the Company’s other convertible notes and the 9 3/8% Notes and are structurally and effectively junior to indebtedness outstanding under the credit facilities, the ATI 12.25% Notes and the ATI 7.25% Notes.

During the year ended December 31, 2003, the Company repurchased an aggregate of $100.6 million principal value of its 5.0% Notes for approximately $91.7 million in cash. As a consequence of these repurchases, the Company recorded a net gain of approximately $7.1 million, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2003.

As of December 31, 2003 and 2002, the Company had $349.4 million and $450.0 million outstanding under the 5.0% Notes, respectively.

2.25% and 6.25% Convertible Notes—In October 1999, the Company completed a private placement of $300.0 million principal amount of 6.25% convertible notes (6.25% Notes), issued at 100% of their face amount, and $425.5 million principal amount of 2.25% convertible notes (2.25% Notes), issued at 70.52% of their face amount (collectively, the “Notes”). The yield to maturity on the 2.25% Notes is 6.25%, giving effect to the original discount. The Notes mature on October 15, 2009. Interest on the Notes is payable semiannually on April 15 and October 15 of each year.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the indenture for the 2.25% Notes, the note holders had the right to require the Company to repurchase all or any part of their notes on October 22, 2003 (using cash, Class A common stock, or a combination thereof, at the Company’s option) at $802.93 per note plus accrued and unpaid interest, if any. Accordingly, the 2.25% Notes were included in current portion of long-term debt in the accompanying consolidated balance sheet as of December 31, 2002.

During the year ended December 31, 2003, the Company repurchased an aggregate of $215.0 million accreted value ($269.8 million face value) of its 2.25% Notes in exchange for an aggregate of 8,415,984 shares of Class A common stock and $166.4 million in cash, including $84.2 million accreted value ($104.9 million face amount) of 2.25% Notes repurchased in the Company’s cash tender offer in October 2003. These shares included an aggregate of 6,440,636 shares of Class A common stock issued to such holders in addition to the amounts issuable upon conversion of those notes as provided in the applicable indentures. The Company made these repurchases pursuant to negotiated transactions with a limited number of note holders.

As a consequence of these transactions, the Company recorded charges of approximately $41.4 million during the year ended December 31, 2003, which primarily represent the fair market value of the shares of stock issued to the note holders in excess of the number of shares originally issuable upon conversion of the notes, as well as cash paid in excess of the related debt retired. These charges are included in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2003.

During the year ended December 31, 2001, the Company repurchased a portion of its 2.25% Notes in exchange for shares of its Class A common stock. As a consequence of those negotiated exchanges with certain note holders, the Company recorded a loss on retirement of long-term obligations of $26.3 million in the accompanying consolidated statement of operations for the year ended December 31, 2001, which primarily represented the fair value of the shares issued to the note holders to induce them to convert their holdings prior to the first scheduled redemption date.

As of December 31, 2003 and 2002, the Company had $0.1 million and $210.9 million accreted value, respectively, outstanding under the 2.25% Notes. As of December 31, 2003 and 2002, the Company had $212.7 million outstanding under the 6.25% Notes.

In February 2004, the Company redeemed all of its outstanding 6.25% Notes. (See note 19.)

Capital Lease Obligations and Notes Payable—The Company’s capital lease obligations and notes payable approximated $60.2 million and $64.9 million as of December 31, 2003 and 2002, respectively. These obligations bear interest at rates ranging from 7.9% to 12.0% and mature in periods ranging from less than one year to approximately seventy years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities—As of December 31, 2003, aggregate principal payments of long-term debt, including capital leases, for the next five years and thereafter are estimated to be (in thousands):

Year Ending December 31,
2004	$77,622
2005	115,444
2006	365,051
2007	728,153
2008	808,043
Thereafter	1,650,760

Total cash obligations	3,745,073
Accreted value of original issue discount of the ATI 12.25% Notes	(339,601)
Accreted value of the related warrants	(44,247)

Balance as of December 31, 2003	$3,361,225

The holders of the Company’s convertible notes have the right to require the Company to repurchase their notes on specified dates prior to their maturity dates in 2009 and 2010, but the Company may pay the purchase price by issuing shares of Class A common stock, subject to certain conditions. Obligations with respect to the right of the holders to put the 6.25% Notes and 5.0% Notes have been included in the table above as if such notes mature on the date of their put rights in 2006 and 2007, respectively. (See note 19.)

8.    DERIVATIVE FINANCIAL INSTRUMENTS

Under the terms of the credit facilities, the Company is required to enter into interest rate protection agreements on at least 50% of its variable rate debt. Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. Such exposure is limited to the current value of the contract at the time the counterparty fails to perform. The Company believes its contracts as of December 31, 2003 are with credit worthy institutions. As of December 31, 2003, the Company had three interest rate caps outstanding that include an aggregate notional amount of $500.0 million (each at an interest rate of 5%) and expire in 2004. As of December 31, 2003 and 2002, liabilities related to derivative financial instruments of $0.0 million and $15.5 million are reflected in other long-term liabilities in the accompanying consolidated balance sheet.

During the year ended December 31, 2003, the Company recorded an unrealized loss of approximately $0.3 million (net of a tax benefit of approximately $0.2 million) in other comprehensive loss for the change in fair value of cash flow hedges and reclassified $5.9 million (net of a tax benefit of approximately $3.2 million) into results of operations. During the year ended December 31, 2002, the Company recorded an unrealized loss of approximately $9.1 million (net of a tax benefit of approximately $4.9 million) in other comprehensive loss for the change in fair value of cash flow hedges and reclassified $19.5 million (net of a tax benefit of approximately $10.5 million) into results of operations. Hedge ineffectiveness resulted in a gain of approximately $1.0 million and a loss of approximately $2.2 million for the years ended December 31, 2002 and 2001, respectively, which are recorded in loss on investments and other expense in the accompanying consolidated statements of operations for those periods. The Company records the changes in fair value of its derivative instruments that are not accounted for as hedges in loss on investments and other expense. The Company does not anticipate reclassifying any derivative losses into its statement of operations within the next twelve months, as there are no amounts included in other comprehensive loss as of December 31, 2003.

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

Future minimum rental payments under non-cancelable operating leases in effect at December 31, 2003 are as follows (in thousands):

Year Ending December 31,
2004	$87,905
2005	75,104
2006	62,075
2007	52,234
2008	42,591
Thereafter	289,857

Total	$609,766

Aggregate rent expense under operating leases for the years ended December 31, 2003, 2002 and 2001 approximated $102,972,000, $96,445,000 and $84,593,000, respectively.

Future minimum payments under capital leases (see note 7) in effect at December 31, 2003 are as follows (in thousands):

Year Ending December 31,
2004	$5,046
2005	4,075
2006	3,326
2007	3,160
2008	3,184
Thereafter	208,645

Total minimum lease payments	227,436
Less amounts representing interest	(184,473)

Present value of capital lease obligations	$42,963

Customer Leases—The Company’s lease agreements with its customers vary depending upon the industry. Television and radio broadcasters prefer long-term leases, while wireless communications providers favor leases in the range of five to ten years. Most leases contain renewal options.

Future minimum rental receipts expected from customers under non-cancelable operating lease agreements in effect at December 31, 2003 are as follows (in thousands):

Year Ending December 31,
2004	$553,610
2005	519,212
2006	474,391
2007	420,123
2008	373,027
Thereafter	1,273,274

Total	$3,613,637

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Verestar—As discussed in note 2, Verestar filed for protection under chapter 11 of the federal bankruptcy laws on December 22, 2003. The Company is primarily or secondarily liable as a guarantor for up to $10.0 million of contractual obligations associated with Verestar, if Verestar fails to honor these obligations. The Company has accrued its estimate of costs to settle these obligations as of December 31, 2003. In addition, Verestar’s bankruptcy estate may bring certain claims (no claims have been made to date) against the Company or seek to hold the Company liable for certain transfers made by Verestar to the Company and/or for Verestar’s obligations to creditors under various equitable theories recognized under bankruptcy law. In the opinion of management, the resolution of any claims that may be made against the Company by Verestar’s bankruptcy estate will not have a material impact on the company’s consolidated financial position, results of operations or liquidity. Finally, the Company will incur additional costs in connection with its involvement in the reorganization or liquidation of Verestar’s business. Such costs will be expensed as incurred.

Acquisitions—As of December 31, 2003, the Company was party to agreements relating to the acquisition of tower assets from third parties for an estimated aggregate purchase price of $31.4 million. The Company may pursue the acquisition of other assets and businesses in new and existing locations, although there are no definitive material agreements with respect thereto. (See note 14.)

Build-to-Suit Agreements—As of December 31, 2003, the Company was party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. Under the terms of the agreements, the Company is obligated to construct up to 750 towers, which includes up to 400 towers in Mexico and 350 towers in Brazil over the next three years. The Company is in the process of renegotiating several of these agreements to reduce its overall commitment; however, there can be no assurance that it will be successful in doing so. During the year ended December 31, 2003, the Company built 15 towers under these arrangements.

Guarantees and Indemnifications—As described in note 1, the Company applied the initial liability and measurement provisions of FIN 45 during 2003. The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements, but do not guaranty future performance. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in duration and/or amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2003, is not aware of any agreements that could result in a material payment.

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company’s consolidated financial position, the results of its operations or liquidity.

10.    RELATED PARTY TRANSACTIONS

In October 2003, Steven B. Dodge (Mr. Dodge), the Company’s Chairman and Chief Executive Officer until such date, announced his retirement as Chief Executive Officer and the Company agreed to pay Mr. Dodge

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.4 million pursuant to the terms of his retirement agreement. This expense is reflected in impairments, net loss on sale of assets and restructuring expense in the accompanying statement of operations for the year ended December 31, 2003. In January 2004, the Company also entered into an employment agreement with Mr. Dodge, pursuant to which Mr. Dodge will perform certain duties for the Company on a part-time basis, as specified by the terms of such agreement. In February 2004, Mr. Dodge retired from the board of directors and his position as Chairman. (See note 19.)

JP Morgan Chase Bank (Chase) is a lender under the Company’s credit facilities and had participation percentages ranging from 0.88% to 2.22% during 2003, 2002 and 2001. Chase is an affiliate of J.P. Morgan Partners, LLC (JPMP), which indirectly controls J.P. Morgan Partners (BHCA), L.P. (JPLP) and J.P. Morgan Partners (23ASBIC), LLC (JPSBIC), stockholders of the Company. As of December 31, 2003, a director of the Company (who resigned in January 2004) is an Executive Partner of JPMP. At December 31, 2003, 2002 and 2001, the aggregate principal amount outstanding under the credit facilities was approximately $704.7 million, $1.5 billion and $1.4 billion, respectively. Chase’s participation in the credit facilities at December 31, 2003 was 1.77%. Chase’s approximate share of interest and fees paid by the Company pursuant to its various credit arrangements was approximately $0.7 million, $0.9 million and $1.5 million in 2003, 2002 and 2001, respectively.

In March 2001, the Company purchased 78,432 shares of Class B Common Stock, par value $0.01 per share, of America Connect, Inc., a Delaware corporation, from JPSBIC for 100,000 shares of the Company’s Class A common stock.

As of December 31, 2003 and 2002, amounts outstanding under demand loans to certain executive officers approximated $0.1 million and $0.2 million, respectively. These loans were made prior to July 30, 2002.

In October 2001, the Company consummated the sale of 8.7% of its Mexican subsidiary, ATC Mexico Holding Corp. (ATC Mexico Holding), to J. Michael Gearon, Jr. (Mr. Gearon), currently an executive officer and a director through May 2003, for $8.4 million. Mr. Gearon paid $1.7 million in cash and paid the remaining portion of the purchase price with a 7% secured note due 2010 in the principal amount of $6.7 million. The note, which accrues interest and is payable quarterly, is secured by certain shares of the Company’s Class A common stock owned by Mr. Gearon and his interest in ATC Mexico Holding. Interest income (paid quarterly) on the 7% secured note approximated $470,000 for the years ended December 31, 2003 and 2002 and $104,000 for the year ended December 31, 2001. The purchase price represented the fair market value of an 8.7% interest in ATC Mexico Holding on the date of the sale as determined with the assistance of an independent appraiser. Pursuant to the terms of the stockholder agreement, Mr. Gearon may require the Company to purchase his interest in ATC Mexico Holding, for its then fair market value, any time after the soonest to occur of July 1, 2004, a change in control (as defined in the stockholder agreement relating to Mr. Gearon’s investment) of the Company or ATC Mexico Holding, or Mr. Gearon’s death or disability. In January 2003, as a result of the occurrence of a change in control, Mr. Gearon’s right to require the Company to purchase his interest in ATC Mexico Holding was accelerated and became exercisable. (See note 19.)

During the years ended December 31, 2003, 2002 and 2001, the Company retained several wholly owned subsidiaries of Nordblom Co. Inc. to provide various real estate services in connection with its acquisition, financing, ownership and leasing of several properties. Services rendered by those companies included the following: advice in connection with the acquisition and mortgage financing of the Company’s corporate headquarters building in Boston (which was sold in December 2002) and two other office buildings in which it has regional offices (one of which was sold in May 2003); the management of those buildings; and the leasing of certain of them. The Company paid the Nordblom companies, including Nordic Properties, an affiliate of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nordblom, an aggregate of $151,000, $574,000 and $772,000 in 2003, 2002 and 2001, respectively. Two brothers and the father of Mr. Dodge’s wife own the controlling interest of Nordblom Co. Inc. and Nordic Properties. Mr. Dodge’s wife has no interest in Nordblom Co. Inc. or Nordic Properties and Mr. Dodge was not involved in the negotiation of any of the arrangements. The Company believes that all of the arrangements with the Nordblom companies are on terms and conditions that are customary in the industry and at least as favorable to the Company as could be obtained from an unrelated real estate management company.

In December 2002, in connection with a potential financing transaction between the Company and SPO Partners II, LP (SPO), the Company entered into a letter agreement with SPO, which at the time was a holder of more than 5% of its Class A common stock. The agreement provided for a $2.0 million break-up fee (plus expenses) payable to SPO in the event that the Company consummated an alternative financing transaction. As a result of the ATI 12.25% Notes offering described in note 7, the Company paid this $2.0 million break-up fee and recorded these expenses in loss on investments and other expense in the accompanying statement of operations for the year ended December 31, 2003.

11.	IMPAIRMENTS, NET LOSS ON SALE OF LONG-LIVED ASSETS AND RESTRUCTURING EXPENSE

Impairments and Net Loss on Sale of Long-Lived Assets

During the years ended December 31, 2003, 2002 and 2001, the Company recorded impairments and net loss on sale of long-lived assets (primarily related to its rental and management segment) of $28.3 million, $90.7 million and $74.3 million, respectively. The significant components (reflected in impairments, net loss on sale of long-lived assets and restructuring expense in the accompanying consolidated statements of operations) include the following:

Non-Core Asset Impairment Charges—During the year ended December 31, 2003, the Company sold approximately 300 non-core towers and certain other non-core assets and recorded impairment charges to write-down certain other non-core towers and assets. As a result, the Company recorded impairment charges and net loss on sale of long-lived assets of approximately $19.1 million for the year ended December 31, 2003.

During the year ended December 31, 2002, the Company sold approximately 720 non-core towers and recorded impairment charges to write-down certain other non-core towers. As a result, the Company recorded impairment charges and net losses of approximately $46.8 million for the year ended December 31, 2002.

During the year ended December 31, 2001, the Company recorded impairment charges of approximately $11.7 million to write-down certain non-core towers.

Construction-In-Progress Impairment Charges—For the year ended December 31, 2003, the Company wrote-off approximately $9.2 million of construction-in-progress costs, primarily associated with sites that it no longer planned to build.

In September 2002, the Company reduced the scope of its new tower construction and build plans for the remainder of 2002 and for 2003 by implementing more stringent construction criteria than was previously in place. As a result, the Company wrote-off approximately $40.2 million of construction in progress costs for the year ended December 31, 2002 associated with sites that it no longer planned to build.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2001, the Company announced certain initiatives that included a reduction in the scope of its tower development activities. This resulted in a significant decrease in new tower construction and more stringent criteria for evaluating tower construction and acquisitions. As a result, the Company wrote off approximately $62.6 million of construction-in-progress costs for the year ended December 31, 2001 associated with sites that it no longer planned to build.

Restructuring Expense

In November 2001, the Company announced a restructuring of the organization and implemented an initiative to consolidate operations in each of its business segments. During the year ended December 31, 2001, the Company incurred employee separation costs associated with the termination of approximately 525 employees (primarily tower development and administrative employees) and facility closing costs associated with the shut-down of approximately 20 field office locations aggregating $5.2 million. As a result of these continuing initiatives, in 2002, the Company incurred employee separation costs associated with the termination of approximately 460 employees (primarily development and administration) as well as costs associated with the termination of lease obligations and other incremental facility closing costs aggregating $10.6 million. These costs are reflected in impairments, net loss on sale of long-lived assets and restructuring expense in the accompanying consolidated statements of operations for the years ended December 31, 2002 and 2001.

During the year ended December 31, 2003, the Company incurred employee separation costs primarily associated with a reorganization of certain functions within its rental and management segment and increased its accrued restructuring liability by $2.3 million. This charge is reflected in impairments, net loss on sale of long-lived assets and restructuring expense in the accompanying consolidated statement of operations for the year ended December 31, 2003.

The following table displays activity with respect to the accrued restructuring liability for the years ended December 31, 2001, 2002 and 2003 (in thousands). The accrued restructuring liability is reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2003, 2002 and 2001.

	2001 Restructuring Expense	2001 Cash Payments	Liability as of December 31, 2001	2002 Restructuring Expense	2002 Cash Payments	Liability as of December 31, 2002	2003 Restructuring Expense	2003 Cash Payments	Liability as of December 31, 2003
Restructuring costs
Employee separations	$2,482	$(1,945)	$537	$6,501	$(5,399)	$1,639	$1,919	$(1,319)	$2,239
Lease terminations and other facility closing costs	2,754	(445)	2,309	4,137	(4,453)	1,993	347	(890)	1,450

Total	$5,236	$(2,390)	$2,846	$10,638	$(9,852)	$3,632	$2,266	$(2,209)	$3,689

There were no material changes in estimates related to the Company’s accrued restructuring liabilities during the years ended December 31, 2003 and 2002. The Company expects to pay substantially all of the employee separation liabilities in 2004. Additionally, the Company continues to negotiate certain lease terminations associated with its restructuring liability.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    INCOME TAXES

The income tax benefit (provision) from continuing operations was comprised of the following for the years ended December 31, (in thousands):

	2003	2002	2001
Current:
Foreign		$(3,147)	$(3,624)
Deferred:
Federal	$93,566	121,114	140,299
State	15,709	15,887	18,389
Foreign	(6,695)	(2,170)	(4,475)
Less:
Benefit from disposition of stock options recorded to additional paid-in capital	(894)		(1,001)
Valuation allowance	(35,549)	(63,901)	(47,556)

Income tax benefit	$66,137	$67,783	$102,032

The domestic and international components of (loss) income from continuing operations before income taxes were as follows for the years ended December 31, (in thousands):

	2003	2002	2001
United States	$(346,581)	$(403,950)	$(508,180)
International	37,953	15,630	15,044

Total	$(308,628)	$(388,320)	$(493,136)

A reconciliation between the U.S. statutory rate from continuing operations and the effective rate was as follows for the years ended December 31,

	2003	2002	2001
Statutory tax rate	35%	35%	35%
State taxes, net of federal benefit	5	5	4
Non-deductible intangible amortization and losses on retirement of long term obligations	(4)		(6)
Foreign taxes	(3)	(4)	(2)
Other (primarily valuation allowance)	(12)	(18)	(10)

Effective tax rate	21%	18%	21%

The components of the net deferred tax asset and related valuation allowance are as follows (in thousands):

	2003	2002
Current assets:
Allowances, accruals and other items not currently deductible	$14,122	$13,111

Long-term items:
Assets:
Net operating loss carryforwards	406,482	447,682
Refund receivable from net operating loss carryback	132,710
Basis step-up from corporate restructuring and tax planning strategies	87,500	97,219
Items not currently deductible and other	86,946	78,949
Liabilities:
Depreciation and amortization	(64,691)	(97,038)
Other	(43,066)	(24,741)

Subtotal	605,881	502,071
Less: Valuation allowance	(156,701)	(118,640)

Net long-term deferred tax assets	$449,180	$383,431

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis step-up from corporate restructuring represents the tax effects of increasing the basis for tax purposes of certain of the Company’s assets in conjunction with its spin-off from American Radio Systems Corporation, its former parent company.

At December 31, 2003, the Company had net federal and state operating loss carryforwards available to reduce future taxable income of approximately $0.9 billion and $1.5 billion, respectively. If not utilized, the Company’s net operating loss carryforwards expire as follows (in thousands):

Years ended December 31,	Federal	State
2004 to 2008	$1,451	$483,578
2009 to 2013	12,234	66,666
2014 to 2018	10,191	235,589
2019 to 2023	903,010	728,139

Total	$926,886	$1,513,972

SFAS No. 109, “Accounting for Income Taxes,” requires that companies record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2003, the Company has provided a valuation allowance of approximately $156.7 million, primarily related to net state deferred tax assets, capital loss carryforwards and the lost tax benefit and costs associated with our tax refund claims. The Company has not provided a valuation allowance for the remaining net deferred tax assets, primarily its tax refund claims and federal net operating loss carryforwards, as management believes the Company will be successful with its tax refund claims and have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

The Company intends to recover a portion of its deferred tax asset through its tax refund claims, related to certain federal net operating losses, filed during 2003 as part of a tax planning strategy implemented in 2002. The recoverability of its remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on its current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of its assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of the net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on its current outlook of future taxable income during the carryforward period, management believes that the net deferred tax asset will be realized.

The realization of the Company’s deferred tax assets will be dependent upon its ability to generate approximately $1.0 billion in taxable income from January 1, 2004 to December 31, 2023. If the Company is unable to generate sufficient taxable income in the future, or carry back losses as described above, it will be required to reduce its net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Depending on the resolution of the Verestar bankruptcy proceedings described in note 2, the Company may be entitled to a worthless stock or bad debt deduction for its investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

13.     STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2003 the Company was authorized to issue up to 20.0 million shares of $.01 par value preferred stock. As of December 31, 2003 and 2002 there were no preferred shares issued or outstanding.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

As of December 31, 2003 the Company was authorized to issue up to 500.0 million shares of its $.01 par value per share Class A common stock, 50.0 million shares of its $.01 par value per share Class B common stock and 10.0 million shares of its $.01 par value per share Class C common stock. The Class A and B common stockholders are entitled to one and ten votes per share, respectively. The Class C common stock is non-voting. In addition, holders of Class B and C common stock may exchange their shares on a one-to-one basis for shares of Class A common stock. During the years ended December 31, 2003, 2002 and 2001, holders of Class B and Class C common stock exchanged 1,990,440; 84,699 and 93,236 of their shares, respectively, for shares of Class A common stock. (See note 19.)

Warrants

In January 2003, the Company issued warrants to purchase approximately 11.4 million shares of its Class A common stock in connection with the ATI 12.25% Notes offering. These warrants will be exercisable on or after January 29, 2006 at an exercise price of $0.01 per share and will expire on August 1, 2008. (See note 7.)

In addition, as of December 31, 2003 and 2002, the Company had warrants outstanding to purchase approximately 2.7 million shares of its Class A common stock at an exercise price of $22.00 per share. These vested warrants expire through 2005.

Principal Equity Transactions

The following is a summary of the Company’s principal equity transactions during the years ended December 31, 2003 and 2001. There were no equity offerings during the year ended December 31, 2002.

In August 2003, the Company completed a public equity offering of 14,260,000 shares of its Class A common stock, at $8.89 per share. The net proceeds of the offering were approximately $120.3 million, after deducting the underwriters’ discount and commissions and other expenses related to the offering. As required by the July 2003 credit facilities amendment described in note 7, the Company placed the net proceeds in a restricted account, from which it may repurchase its outstanding debt securities. Prior to January 2004, the Company’s credit facilities required that any amounts remaining in the restricted account from this offering on August 4, 2004, be contributed to the borrower subsidiaries under the credit facilities. In January 2004, the Company amended the credit facilities to permit these proceeds to remain in this restricted account indefinitely. (See note 19.)

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

As of December 31, 2003, the option pool under the Plan consists of 31,891,563 shares of common stock. In addition to the shares authorized under the Plan, options to purchase approximately 1,658,000 shares of common stock were outstanding as of December 31, 2003 outside of the Plan.

Option grants generally vest ratably over various periods, generally three to five years, commencing one year from the date of grant. Option grants generally expire ten years from the date of grant.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s option activity for the periods presented:

	Options	Weighted Average Exercise Price	Options Exercisable
Outstanding as of January 1, 2001	21,598,139	$21.35	5,781,018

Granted	2,482,100	14.66
Exercised	(217,658)	14.20
Cancelled	(5,914,028)	29.72

Outstanding as of December 31, 2001	17,948,553	17.77	8,620,691

Granted	8,835,624	3.08
Cancelled	(4,669,201)	18.13

Outstanding as of December 31, 2002	22,114,976	11.60	10,190,819

Granted	1,724,300	10.23
Exercised	(1,345,322)	4.97
Cancelled	(4,068,233)	18.74

Outstanding as of December 31, 2003	18,425,721	$10.24	10,934,485

The following table sets forth information regarding options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Outstanding Number of Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
25,000	$0.75—$0.75	$0.75	8.81	6,250	$0.75
2,124,554	1.07—1.55	1.51	8.86	419,580	1.49
1,917,395	1.62—3.04	2.86	6.07	1,082,795	2.74
2,762,304	3.08—3.84	3.42	7.78	689,166	3.54
2,368,683	3.85—9.09	6.69	5.86	1,445,118	7.16
2,522,052	9.25—10.00	10.00	4.04	2,493,152	10.00
2,478,420	10.50—13.00	11.19	8.12	1,100,620	12.00
2,472,663	13.40—23.75	21.48	4.86	2,378,274	21.59
1,753,450	23.81—46.38	27.67	6.33	1,318,810	27.45
1,200	48.88—48.88	48.88	6.16	720	48.88

18,425,721	$0.75—$48.88	$10.24	6.49	10,934,485	$13.00

Pro Forma Disclosure—The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, and has presented such disclosure in note 1. The “fair value” of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the Company’s options granted during 2003, 2002 and 2001 were $6.32, $2.23 and $9.04 per share, respectively. Key assumptions used to apply this pricing model are as follows:

	2003	2002	2001
Approximate risk-free interest rate (the Company and ATC Mexico Plans)	4.00%	4.53%	4.97%
Expected life of option grants (the Company and ATC Mexico Plans)	4 years	5 years	5 years
Expected volatility of underlying stock (the Company Plan)	86.6%	92.3%	77.9%
Expected volatility of underlying stock (ATC Mexico Plan)	N/A	N/A	N/A
Expected dividends (the Company and ATC Mexico Plans)	N/A	N/A	N/A

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Voluntary Option Exchanges—In August 2003, pursuant to a voluntary option exchange program, the Company accepted for surrender and cancelled options (having an exercise price of $10.25 or greater) to purchase 1,831,981 shares of its Class A common stock. In February 2004, the Company issued 1,032,717 options to eligible employees with an exercise price equal to the fair market value of the Class A common stock on the date of grant of $11.19 per share. The program, which was offered to both full and part-time employees, excluding the Company’s executive officers and its directors, called for the grant (at least six months and one day from the surrender date to employees still employed on that date) of new options exercisable for two shares of Class A common stock for every three shares of Class A common stock issuable upon exercise of a surrendered option. No options were granted to any employees who participated in the exchange offer between the cancellation date and the new grant date.

In October 2001, pursuant to a voluntary option exchange program, the Company accepted for surrender and cancelled options to purchase 3,471,211 shares of its Class A common stock. In May 2002, the Company issued 2,027,612 options to eligible employees with an exercise price equal to the fair market value of the Class A common stock on the date of grant of $3.84 per share. The program, which was offered to both full and part-time employees, excluding most of the Company’s executive officers, called for the grant (at least six months and one day from the surrender date to employees still employed on that date) of new options exercisable for two shares of Class A common stock for every three shares of Class A common stock issuable upon exercise of a surrendered option. No options were granted to any employees who participated in the exchange offer between the cancellation date and the new grant date.

ATC Mexico Holding Stock Option Plan—During 2001, ATC Mexico Holding’s Board of Directors approved the formation of the ATC Mexico Holding Stock Option Plan (ATC Mexico Plan) that provides for the issuance of options to officers, employees, directors and consultants of ATC Mexico. The ATC Mexico Plan limits the number of shares of common stock which may be granted to an aggregate of 360 shares, subject to adjustment based on changes in ATC Mexico’s capital structure. During 2002, ATC Mexico granted 318 options to purchase shares of ATC Mexico common stock to officers and employees. Such options were issued at one time with an exercise price of $10,000 per share. The exercise price per share was at fair market value based on an independent appraisal performed at the Company’s request. The fair value of ATC Mexico Plan options granted during 2002 were $3,611 per share as determined by using the Black-Scholes option pricing model. Options granted vest upon the earlier to occur of (a) the exercise by or on behalf of J. Michael Gearon, Jr. of his right to sell his interest in ATC Mexico Holding to the Company, (b) the exercise by the Company of its right to acquire Mr. Gearon’s interest in ATC Mexico Holding, or (c) a change of control of the Company (as defined in the ATC Mexico Plan), and expire ten years from the date of grant. No options under the ATC Mexico Plan were granted in 2003; exercised or cancelled in 2003 or 2002; and no options were exercisable as of December 31, 2003 or 2002. (See note 19.)

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each offering period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period and may not purchase more than $25,000 worth of stock in a calendar year (based on market values at the beginning of each offering period). During 2003, 2002 and 2001, employees purchased 200,287, 396,295 and 231,257 shares, respectively, at weighted average prices per share of $4.80, $3.24 and $11.90, respectively. At December 31, 2003, 4,138,367 shares remain reserved for future issuance under the plan.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    ACQUISITIONS

General—The acquisitions consummated during 2003, 2002 and 2001 have been accounted for under the purchase method of accounting. The purchase prices have been allocated to the net assets acquired (principally tangible and intangible assets) and the liabilities assumed based on their estimated fair values at the date of acquisition, as further discussed below.

During the years ended December 31, 2003, 2002 and 2001, the Company primarily acquired its tower assets from third parties in one of three types of transactions: the purchase of assets, the purchase of a business, or a capital lease. The structure of each transaction affects the way the Company allocates purchase price within the consolidated financial statements. In the case of an asset purchase, the Company first allocates purchase price to property and equipment for the appraised value of the tower (replacement cost) and to identifiable intangible assets (primarily customer base). The Company then records any remaining purchase price within intangible assets as a “network/location intangible.” In the case of tower assets acquired through the purchase of a business, the Company allocates purchase price similarly, except that it records the remaining purchase price after valuing all assets (including towers and identifiable intangibles) and liabilities as goodwill in accordance with SFAS No. 141, “Business Combinations.” For tower assets acquired through capital lease, which, as of December 31, 2003, represented only the ALLTEL transaction (as discussed below), the Company records the entire purchase price as a capital lease and reflects that value in property and equipment. Property and equipment, network/location intangibles and assets held under capital lease related to tower acquisitions are all amortized over a fifteen-year period.

The Company’s accompanying consolidated financial statements reflect preliminary allocations of purchase price for certain of its acquisitions, as appraisals of the net assets acquired have not been finalized. The Company does not expect any changes in depreciation and amortization from the finalization of these appraisals to be material to its consolidated results of operations.

2003 and 2002 Acquisitions—During the years ended December 31, 2003 and 2002, the Company’s acquisitions were limited to transactions involving the acquisition of various communications sites for aggregate purchase prices of approximately $95.1 million and $55.7 million, respectively. The principal transaction (in both years) was as follows:

NII transaction—In December 2002, the Company entered into an agreement to acquire over 500 communications sites from NII Holdings, Inc. (NII), predominantly in Mexico, for an aggregate purchase price of $100.0 million in cash. The first of these closings occurred in December 2002, through which the Company acquired 140 towers for approximately $26.2 million in cash. During the year ended December 31, 2003, the Company satisfied its minimum commitment under its agreement with NII, bringing the total towers acquired from NII to 665 for an aggregate purchase price of approximately $112.4 million in cash. Although the Company has satisfied its minimum obligations under its agreement with NII, it has the option to continue to acquire additional tower assets from NII through 2007. (See note 9.)

In the fourth quarter of 2003, the Company entered into an agreement to acquire up to 143 communications sites in Mexico from Iusacell Celular (Iusacell) for a total purchase price of approximately $31.4 million in cash. The first of the closings under this agreement occurred in December 2003, through which the Company acquired 34 towers for approximately $8.5 million in cash. The Company expects to close on the remaining towers under this agreement in stages through the third quarter of 2004. (See note 9.)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001 Acquisitions—During the year ended December 31, 2001, the Company consummated more than 30 transactions primarily involving the acquisition of various communications sites and related businesses for a purchase price of approximately of $827.2 million. This purchase price includes approximately $809.6 million in cash, the issuance of approximately 0.4 million shares of Class A common stock valued at approximately $8.5 million and the assumption of certain liabilities. Total purchase price allocated to goodwill was approximately $30.7 million. The principal transaction was as follows:

ALLTEL transaction—In December 2000, the Company entered into an agreement to acquire the rights from ALLTEL to up to 2,193 communications towers through a fifteen-year sublease agreement. Under the agreement, the Company subleased 1,776 towers for aggregate cash consideration of $532.8 million. The Company did not close on the remaining 417 towers under the sublease agreement. The Company has the option under the agreement to purchase the towers at the end of the fifteen-year term for a purchase price per tower of $27,500 plus interest accrued at 3% per annum or 769 shares of the Company’s Class A common stock (at ALLTEL’s option). The Company has accounted for the ALLTEL transaction as a capital lease.

Unaudited Pro Forma Operating Results—The unaudited pro forma results of operations for the years ended December 31, 2003 and 2002 are not presented due to the insignificant impact of the 2003 acquisitions (described above) on the Company’s consolidated results of operations.

15.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and non-cash investing and financing activities are as follows (in thousands):

	2003	2002	2001
Supplemental cash flow information:
Cash paid during the period for interest (including amounts capitalized)	$223,263	$251,705	$243,856
Cash paid during the period for income taxes (net of refunds)	2,609	1,640	3,349
Non-cash investing and financing activities:
Issuance of common stock, options and warrants and assumption of options for acquisitions		1,208	8,458
Conversion of convertible notes (excluding note conversion expense)	86,129		60,107
Capital leases		453	47,426
Note receivable from sale of 8.7% of Mexican subsidiary			6,720
Notes receivable and investments		16,581
Issuance of common stock for equity investment			2,464
(Decrease) increase in fair value of cash flow hedges (net of a tax provision of $2,996 and $5,594 and a tax benefit of $8,590, respectively)	(5,564)	(10,389)	15,953

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    BUSINESS SEGMENTS

As of December 31, 2003, the Company operates in two business segments: rental and management (RM) and network development services (Services). The RM segment provides for the leasing and subleasing of antennae sites on multi-tenant towers and other properties for a diverse range of customers primarily in the wireless communication and broadcast industries. The Services segment offers a broad range of services, including antenna and line installation, maintenance, construction, site acquisition and zoning.

The accounting policies applied in compiling segment information below are similar to those described in note 1. In evaluating financial performance, management focuses on operating profit (loss), excluding depreciation and amortization; corporate general, administrative and development expense; and impairments, net loss on sale of long-lived assets and restructuring expense. This measure of operating profit (loss) is also before interest income, interest expense, loss on investments and other expense, loss on retirement of long-term obligations, minority interest in net earnings of subsidiaries, income taxes, discontinued operations and cumulative effect of change in accounting principle. For reporting purposes, the RM segment includes interest income, TV Azteca, net.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments as of and for the years ended December 31, 2003, 2002 and 2001 is shown in the following tables. The “Other expenses” disclosure below represents amounts excluded from specific segments, such as depreciation and amortization; corporate general, administrative and development expense; impairments, net loss on sale of long-lived assets and restructuring expense; interest income; interest expense; loss on investments and other expense; loss on retirement of long-term obligations and minority interest in net earnings of subsidiaries.

Revenue and operating profit (loss) by operating segment is as follows:

	December 31,
	2003	2002	2001
	(In thousands)
Rental and Management:
Revenues	$619,697	$544,906	$431,051
Operating profit	411,195	332,058	235,505
Network Development Services:
Revenues	95,447	130,176	223,926
Operating profit	6,504	11,585	24,358
Other:
Other expenses	(726,327)	(731,963)	(752,999)
Continuing Operations:
Revenues	$715,144	$675,082	$654,977
Loss from continuing operations before income taxes	$(308,628)	$(388,320)	$(493,136)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information relating to the Company’s operating segments is as follows:

	Depreciation and Amortization			Capital Expenditures
	2003	2002	2001	2003	2002	2001
	(In thousands)
Rental and Management	$295,142	$295,485	$300,368	$50,336	$147,883	$464,258
Network Development Services	5,865	8,421	26,477	741	5,025	27,599
Other	12,458	8,960	8,072	4,915	7,061	34,383

Continuing Operations	$313,465	$312,866	$334,917	$55,992	$159,969	$526,240

Discontinued Operations				$5,616	$20,528	$41,918

					Total Assets
					2003	2002
					(In thousands)
Rental and Management					$4,299,909	$4,528,411
Network Development Services					151,154	147,045
Other					881,425	986,747

Total					$5,332,488	$5,662,203

The Other line item above includes corporate assets such as cash and cash equivalents, restricted cash and investments, certain tangible and intangible assets and income tax accounts which have not been allocated to specific segments, as well as assets held for sale.

Summarized geographical information related to the Company’s operating revenues and long-lived assets as of and for the years ended December 31 is as follows (in thousands):

	2003	2002	2001
Operating Revenues:
United States	$627,049	$610,085	$614,313
International:
Mexico	76,325	59,996	37,770
Brazil	11,770	5,001	2,894

Total International	88,095	64,997	40,664

Total operating revenues	$715,144	$675,082	$654,977

Long-Lived Assets:
United States	$3,826,723	$4,134,287
International:
Mexico	308,704	259,938
Brazil	60,858	31,775

Total International	369,562	291,713

Total long-lived assets	$4,196,285	$4,426,000

For the years ended December 31, 2003 and 2002, one customer within the RM and Services segments accounted for approximately 12% of the Company’s consolidated operating revenues. No single customer accounted for more than 10% of consolidated operating revenues for the year ended December 31, 2001.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	INFORMATION PRESENTED PURSUANT TO THE INDENTURE FOR THE 9 3/8% NOTES (UNAUDITED)

The following table sets forth information that is presented solely to address certain reporting requirements contained in the indenture for our 9 3/8% Notes. This information presents certain financial data of the Company on a consolidated basis and on a restricted group basis, as defined in the indenture governing the senior notes. All of the Company’s subsidiaries are part of the restricted group, except its wholly owned subsidiary Verestar. In December 2002, the Company committed to a plan to dispose of Verestar by sale within the next twelve months. In December 2003, Verestar filed for protection under the federal bankruptcy laws and ceased to be included in of the accompanying consolidated financial statements from the filing date forward. Accordingly, the results of operations related to Verestar have been included in loss from discontinued operations in the Company’s accompanying consolidated statements of operations data through the date of the bankruptcy filing in December 2003.

	Consolidated		Restricted Group
	Year Ended December 31,		Year Ended December 31,
	2003	2002	2003	2002
	(In thousands)
Operating revenues	$715,144	$675,082	$715,144	$675,082

Total operating expenses	683,655	789,844	683,655	789,844
Total other expense	340,117	273,558	340,117	273,558

Loss from continuing operations before income taxes	(308,628)	(388,320)	(308,628)	(388,320)
Income tax benefit	66,137	67,783	66,137	67,783

Loss from continuing operations before cumulative effect of change in accounting principle	(242,491)	(320,537)	(242,491)	(320,537)
Loss from discontinued operations, net of tax	(60,926)	(258,724)	(26,464)	(17,149)

Loss before cumulative effect of change in accounting principle	$(303,417)	$(579,261)	$(268,955)	$(337,686)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The information presented below reflects certain businesses as discontinued operations described in note 2. As a result, the quarterly data presented herein does not agree to previously issued quarterly statements. Selected quarterly financial data for the years ended December 31, 2003 and 2002 is as follows:

	Three Months Ended				Year Ended
	March 31, (1)	June 30,	September 30, (2)	December 31,	December 31,
	(In thousands, except per share data)
2003:
Operating revenues	$161,467	$175,282	$186,874	$191,521	$715,144
Operating income from continuing operations	2,061	4,986	12,016	12,426	31,489
Net loss	(91,623)	(107,715)	(52,862)	(51,217)	(303,417)
Basic and diluted loss per common share amounts:
Net loss	$(0.47)	$(0.53)	$(0.25)	$(0.23)	$(1.46)

2002:
Operating revenues	$161,157	$161,554	$174,946	$177,425	$675,082
Operating loss from continuing operations	(8,300)	(15,752)	(86,632)	(4,078)	(114,762)
Loss before cumulative effect of a change in accounting principle	(71,771)	(101,168)	(353,877)	(52,444)	(579,261)
Net loss	(634,389)	(101,168)	(353,877)	(52,444)	(1,141,879)
Basic and diluted loss per common share amounts:
Loss before cumulative effect of a change in accounting principle	$(0.37)	$(0.52)	$(1.81)	$(0.27)	$(2.96)
Net loss	$(3.25)	$(0.52)	$(1.81)	$(0.27)	$(5.84)

(1)	Effective January 1, 2002, the Company recognized a $562.6 million non-cash charge (net of a tax benefit of $14.4 million) as the cumulative effect of change in accounting principle related to the write-down of goodwill to its fair value. In accordance with SFAS No. 142, this charge is reflected in the quarter ended March 31, 2002.
(2)	During the quarter ended September 30, 2002, the Company recognized an $84.6 million non-cash charge related to the write-down and sale of certain non-core towers and the write-off of construction-in-progress costs associated with approximately 800 towers that it no longer planned to build. The Company also recognized a $187.8 million non-cash charge related to the write-down of certain long-lived assets of Verestar, which is included in loss from discontinued operations, net, for the quarter ended September 30, 2002.

19.    SUBSEQUENT EVENTS

Credit Facilities Amendment—In January 2004, the Company amended its credit facilities primarily to facilitate the 7.50% senior notes offering described below. The amendment permits the Company, among other things, to complete the offering provided that the net proceeds are used to prepay obligations under its convertible notes. The Company also refinanced its $267.0 million term loan B under its credit facilities with a new term loan C due December 31, 2007. The new term loan C has substantially the same terms as term loan B, except that the interest rate spreads for the LIBOR and base rate loans were reduced from 3.5% above LIBOR to 2.25% and from 2.5% above the base rate to 1.25%, respectively. The amendment also removed the requirement that any remaining proceeds from the August 2003 equity offering held as restricted cash and investments on August 4, 2004 be contributed to the borrower subsidiaries.

7.50% Senior Notes Offering—In February 2004, the Company sold $225.0 million principal amount of 7.50% senior notes due 2012 (7.50% Notes) through an institutional private placement. The net proceeds of the offering were approximately $221.7 million (after deducting the initial purchasers’ discounts and commissions and other expenses related to the offering) and were used to redeem all of the Company’s outstanding 6.25% Notes and a portion of the Company’s outstanding 5.0% Notes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 7.50% Notes mature on May 1, 2012 and interest is payable semi-annually in arrears on May 1 and November 1 each year beginning May 1, 2004. The Company may redeem the 7.50% Notes after May 1, 2008. The initial redemption price on the 7.50% Notes is 103.750% of the principal amount, subject to a ratable decline after May 1 of the following year to 100% of the principal amount in 2010 and thereafter. The Company may also redeem up to 35% of the 7.50% Notes any time prior to February 1, 2007 (at a price equal to 107.50% of the principal amount of the notes plus accrued and unpaid interest, if any), with the net cash proceeds of certain public equity offerings within sixty days after the closing of any such offering. The 7.50% Notes rank equally with the 5.0% convertible notes and its 9 3/8% Notes and are structurally and effectively junior to indebtedness outstanding under the credit facilities, the ATI 12.25% Notes and the ATI 7.25% Notes. The indenture for the 7.50% Notes contains certain covenants that restrict the Company’s ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions.

6.25% Notes Redemption—In February 2004, the Company completed the redemption of all of its outstanding $212.7 million principal amount of 6.25% Notes. The 6.25% Notes were redeemed pursuant to the terms of the indenture at 102.083% of the principal amount plus unpaid and accrued interest. The total aggregate redemption price was $221.9 million, including $4.8 million in accrued interest. The Company will record a charge of $7.1 million in the first quarter of 2004 from the loss on redemption and write-off of deferred financing fees.

Other Debt Repurchases—From January 1, 2004 to March 11, 2004, the Company repurchased $36.2 million principal amount of its 5.0% Notes for approximately $36.1 million in cash and made a $21.0 million voluntary prepayment of term loan A under its credit facilities.

Giving effect to the issuance of the 7.50% Notes and the use of the net proceeds to redeem all of the outstanding 6.25% Notes; repurchases of $36.2 million principal amount of the 5.0% Notes; and a voluntary prepayment of $21.0 million of the term A loan under the credit facilities; the Company’s aggregate principal payments of long-term debt, including capital leases, for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,
2004	$73,684
2005	109,435
2006	145,107
2007	688,077
2008	808,043
Thereafter	1,875,760

Total cash obligations	3,700,106
Accreted value of original issue discount of the ATI 12.25% Notes	(339,601)
Accreted value of the related warrants	(44,247)

Total	$3,316,258

ATC Mexico Holding—In January 2004, Mr. Gearon exercised his previously disclosed right to require the Company to purchase his 8.7% interest in ATC Mexico. Giving effect to the January 2004 exercise of options described below, the Company owns an 88% interest in ATC Mexico, which is the subsidiary through which the Company conducts its Mexico operations. The purchase price for Mr. Gearon’s interest in ATC Mexico is subject to review by an independent financial advisor, and is payable in cash or shares of the Company’s Class A common stock, at the Company’s option. The Company intends to pay the purchase price in shares of its Class A common stock, and closing is expected to occur in the second quarter of 2004. In addition, the Company expects that payment of a portion of the purchase price will be contingent upon ATC Mexico meeting certain performance objectives.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remaining 3.3% interest in ATC Mexico was reserved for issuance upon exercise of options granted to certain employees under the ATC Mexico Plan. These options became exercisable upon the exercise of Mr. Gearon’s put right, and were exercised in January 2004. The employees holding these shares also may require the Company to purchase their interests in ATC Mexico six months following their issuance, which date will occur in July 2004. William H. Hess, an executive officer of the Company, owns a 1.4% interest in ATC Mexico as a result of his exercise of options granted to him under the ATC Mexico Plan.

Common Stock Conversions—In February 2004, Mr. Dodge retired from our Board of Directors and elected to effect the Dodge Conversion Event as defined in the Company’s charter. Accordingly, all outstanding shares of Class B common stock were converted into shares of Class A common stock on a one-for-one basis. Giving effect to the conversion, as of December 31, 2003, Mr. Dodge and his affiliates would control less than 5% of the voting power represented thereby. In addition, subsequent to December 31, 2003, all shares of Class C common stock were converted into shares of Class A common stock on a one-for-one basis. The Company’s charter prohibits the future issuance of shares of Class B common stock, but permits the future issuance of shares of Class C common stock.

Kline Disposition—On March 1, 2004, the Company sold substantially all the net assets of Kline for approximately $4.0 million in cash, subject to a post closing working capital adjustment, and up to an additional $2.0 million in cash payable in 2006 based on the revenues generated by Kline in 2005. The Company expects to sell the remaining assets of Kline, which primarily include an office building, manufacturing facility and related real estate, by June 30, 2004.

ATC South America—As disclosed in the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders, in 2001 the Company negotiated an arrangement with Mr. Gearon pursuant to which he would purchase an equity interest in certain of the Company’s international subsidiaries, including ATC South American Holding Corp. (ATC South America), the subsidiary through which the Company conducts its Brazilian operations. In the first quarter of 2004, the Company entered into an agreement to sell Mr. Gearon a 1.68% interest in ATC South America pursuant to this arrangement for approximately $1.0 million in cash. The purchase price represented the fair market value of a 1.68% interest in ATC South America on the date of the sale, as determined by an independent appraiser. Mr. Gearon may require the Company to purchase his interest in ATC South America, for its then fair market value, at any time after the earliest to occur of December 31, 2004 or Mr. Gearon’s death or disability, and the Company has the right to purchase Mr. Gearon’s interest in ATC South America, for its then fair market value, at any time after the earliest to occur of December 31, 2005, Mr. Gearon’s death or disability, or the occurrence of either a Gearon Termination Event or a Forfeiture Event (each as defined in the stockholder agreement).

As part of Mr. Gearon’s investment, ATC South America’s Board of Directors also approved the formation of the ATC South America Stock Option Plan that provides for the issuance of options to officers, employees, directors and consultants of ATC South America, including Mr. Gearon, to purchase up to an aggregate 10.32% interest in ATC South America. In the first quarter of 2004, ATC South America granted 6,027 options to purchase shares of ATC South America common stock to officers and employees, including Messrs. Gearon and Hess, who received options to purchase shares representing a 6.72% and 1.6% interest, respectively. The exercise price per share is $1,000, which was the fair market value per share based on an independent appraisal performed at the Company’s request. Options granted vest upon the earliest to occur of the exercise by or on behalf of Mr. Gearon of his right to require the Company to purchase his interest in ATC South America, or the exercise by the Company of its right to acquire Mr. Gearon’s interest in ATC South America, and expire ten years from the date of grant.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    SUBSIDIARY GUARANTEES

The Company’s payment obligations under the ATI 12.25% Notes and the ATI 7.25% Notes (collectively, the ATI Notes) are fully and unconditionally guaranteed on joint and several bases by the Company’s parent and substantially all of the parent’s and ATI’s wholly owned domestic subsidiaries (collectively Restricted Guarantors). The ATI Notes and the subsidiary guarantees under the notes are subordinated to all indebtedness under the Company’s credit facilities.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2003

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$75,726	$836	$28,903		$105,465
Restricted cash and investments	$120,915	49,121				170,036
Accounts receivable, net		49,957	317	7,461		57,735
Prepaid and other current assets	3,621	42,582	3,717	4,118		54,038
Deferred income taxes	14,122					14,122
Assets held for sale			10,119			10,119

Total current assets	138,658	217,386	14,989	40,482		411,515

PROPERTY AND EQUIPMENT, NET		2,191,674	19,199	335,652		2,546,525
INTANGIBLE ASSETS, NET	37,679	1,520,212	9,508	82,361		1,649,760
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	2,909,875	26,822	463,723		$(3,400,420)
OTHER LONG-TERM ASSETS	465,429	158,668		100,591		724,688

TOTAL	$3,551,641	$4,114,762	$507,419	$559,086	$(3,400,420)	$5,332,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$61,175	$91,938		$14,178		$167,291
Current portion of long-term obligations	44	77,166		412		77,622
Other current liabilities		41,449				41,449
Liabilities held for sale			$8,416			8,416

Total current liabilities	61,219	210,553	8,416	14,590		294,778

LONG-TERM OBLIGATIONS	1,772,155	1,476,096		35,352		3,283,603
OTHER LONG-TERM LIABILITIES		23,961				23,961

Total liabilities	1,833,374	1,710,610	8,416	49,942		3,602,342

MINORITY INTEREST IN SUBSIDIARIES				18,599		18,599
STOCKHOLDERS’ EQUITY:
Common Stock	2,201					2,201
Additional paid-in capital	3,910,879	3,532,477	453,013	946,328	$(4,931,818)	3,910,879
Accumulated (deficit) earnings	(2,190,447)	(1,128,325)	45,990	(449,063)	1,531,398	(2,190,447)
Note receivable				(6,720)		(6,720)
Treasury stock	(4,366)					(4,366)

Total stockholders’ equity	1,718,267	2,404,152	499,003	490,545	(3,400,420)	1,711,547

TOTAL	$3,551,641	$4,114,762	$507,419	$559,086	$(3,400,420)	$5,332,488

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$612,709	$4,131	$98,304		$715,144
Operating expenses		613,003	3,797	66,855		683,655

Operating (loss) income from continuing operations		(294)	334	31,449		31,489
Other income (expense):
Interest income, TV Azteca, net of interest expense				14,222		14,222
Interest income	$523	4,535		197		5,255
Interest expense	(145,395)	(132,908)	(5)	(1,567)		(279,875)
Other expense	(44,279)	(30,629)		(1,108)		(76,016)
Minority interest in earnings of subsidiaries				(3,703)		(3,703)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(151,856)	(2,008)	26,842		$127,022

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(341,007)	(161,304)	27,171	39,490	127,022	(308,628)
INCOME TAX BENEFIT (PROVISION)	37,590	39,729	(82)	(11,100)		66,137

(LOSS) INCOME FROM CONTINUING OPERATIONS	(303,417)	(121,575)	27,089	28,390	127,022	(242,491)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(6,774)	(16,134)	(38,018)		(60,926)

NET (LOSS) INCOME	$(303,417)	$(128,349)	$10,955	$(9,628)	$127,022	$(303,417)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

(In thousands)

	Parent		ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES		$(121,884)	$200,737	$3,731	$73,802	$156,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities			(40,483)	(428)	(20,697)	(61,608)
Payments for acquisitions			(202)	(129)	(94,746)	(95,077)
Proceeds from sale of businesses and other long term assets			90,328	1,618	18,807	110,753
Deposits, investments and other long-term assets			(571)	50	(9,557)	(10,078)

Cash provided by (used for) investing activities			49,072	1,111	(106,193)	(56,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt securities and notes payable		210,000	819,884		2,500	1,032,384
Net proceeds from equity offering, stock options and employee stock purchase plan		126,847				126,847
Repayment of long-term obligations		(258,096)	(808,085)		(5,775)	(1,071,956)
Deferred financing costs, restricted cash and other		(128,165)	(81,313)			(209,478)
Investments in and advances from (to) subsidiaries		171,298	(212,169)	(4,762)	45,633

Cash provided by (used for) financing activities		121,884	(281,683)	(4,762)	42,358	(122,203)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS			(31,874)	80	9,967	(21,827)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR			107,600	756	18,936	127,292

CASH AND CASH EQUIVALENTS, END OF YEAR	$		$75,726	$836	$28,903	$105,465

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2002

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$107,600	$756	$18,936		$127,292
Accounts receivable, net		56,316		8,573		64,889
Prepaid and other current assets	$6,026	52,938	112	12,203		71,279
Deferred income taxes	13,111					13,111
Assets held for sale		49,529	44,601	220,075		314,205

Total current assets	19,137	266,383	45,469	259,787		590,776

PROPERTY AND EQUIPMENT, NET		2,397,951	21,894	275,154		2,694,999
INTANGIBLE ASSETS, NET	42,877	1,613,673	9,518	64,933		1,731,001
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	3,221,521	36,635	393,036		$(3,651,192)
OTHER LONG-TERM ASSETS	394,251	142,255		108,921		645,427

TOTAL	$3,677,786	$4,456,897	$469,917	$708,795	$(3,651,192)	$5,662,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$210,899	$58,566		$393		$269,858
Accounts payable and accrued expenses	51,539	113,492	$(794)	12,754		176,991
Other current liabilities		38,523		210		38,733
Liabilities held for sale		3,006	18,771	178,919		200,696

Total current liabilities	262,438	213,587	17,977	192,276		686,278

LONG-TERM OBLIGATIONS	1,662,741	1,480,297		35,618		3,178,656
OTHER LONG-TERM LIABILITIES		41,379				41,379

Total liabilities	1,925,179	1,735,263	17,977	227,894		3,906,313

MINORITY INTEREST IN SUBSIDIARIES		225		15,342		15,567

STOCKHOLDERS’ EQUITY:
Common Stock	1,958					1,958
Additional paid-in capital	3,642,019	3,726,949	416,905	911,714	$(5,055,568)	3,642,019
Accumulated (deficit) earnings	(1,887,030)	(999,976)	35,035	(439,435)	1,404,376	(1,887,030)
Accumulated other comprehensive loss		(5,564)				(5,564)
Note receivable				(6,720)		(6,720)
Treasury stock	(4,340)					(4,340)

Total stockholders’ equity	1,752,607	2,721,409	451,940	465,559	(3,651,192)	1,740,323

TOTAL	$3,677,786	$4,456,897	$469,917	$708,795	$(3,651,192)	$5,662,203

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$595,153	$4,565	$75,364		$675,082
Operating expenses		724,353	3,035	62,456		789,844

Operating (loss) income from continuing operations		(129,200)	1,530	12,908		(114,762)
Other income (expense):
Interest income, TV Azteca, net of interest expense				13,938		13,938
Interest income		3,362		134		3,496
Interest expense	$(149,123)	(102,407)		(2,916)		(254,446)
Other expense	(18,891)	(10,205)		(5,332)		(34,428)
Minority interest in losses (earnings) of subsidiaries		8		(2,126)		(2,118)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(1,001,560)	2,322	14,260		$984,978

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,169,574)	(236,120)	15,790	16,606	984,978	(388,320)
INCOME TAX BENEFIT (PROVISION)	27,695	40,679	(252)	(339)		67,783

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,141,879)	(195,441)	15,538	16,267	984,978	(320,537)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (PROVISION)		(26,778)	4,506	(236,452)		(258,724)

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,141,879)	(222,219)	20,044	(220,185)	984,978	(579,261)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT		(368,431)	(4,884)	(189,303)		(562,618)

NET (LOSS) INCOME	$(1,141,879)	$(590,650)	$15,160	$(409,488)	$984,978	$(1,141,879)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2001

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$602,024	$2,968	$49,985		$654,977
Operating expenses		817,213	3,444	37,557		858,214

Operating (loss) income from continuing operations		(215,189)	(476)	12,428		(203,237)
Other income (expense):
Interest income, TV Azteca, net of interest expense				14,377		14,377
Interest income		28,046		326		28,372
Interest expense	$(143,160)	(114,911)	(6)	(9,122)		(267,199)
Other expense	(58,815)	(6,412)		96		(65,131)
Minority interest in losses (earnings) of subsidiaries		31	46	(395)		(318)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(298,869)	2,204	8,827		$287,838

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(500,844)	(306,231)	8,391	17,710	287,838	(493,136)
INCOME TAX BENEFIT (PROVISION)	50,750	58,724	92	(7,534)		102,032

(LOSS) INCOME FROM CONTINUING OPERATIONS	(450,094)	(247,507)	8,483	10,176	287,838	(391,104)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (PROVISION)		(12,189)	3,057	(49,858)		(58,990)

NET (LOSS) INCOME	$(450,094)	$(259,696)	$11,540	$(39,682)	$287,838	$(450,094)

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

EXHIBIT INDEX

The exhibits below are included, either by being filed herewith or by incorporation by reference, as part of this Annual Report on Form 10-K. Exhibits are identified according to the number assigned to them in Item 601 of Regulation S-K. Documents that are incorporated by reference are identified by their Exhibit number as set forth in the filing from which they are incorporated by reference. The filings of the Registrant from which various exhibits are incorporated by reference into this Annual Report are indicated by parenthetical numbering which corresponds to the following key:

(1)	Quarterly Report Form 10-Q (File No. 001-14195) filed on August 16, 1999;

(2)	Registration Statement on Form S-3 (File No. 333-89345) filed on October 20, 1999;

(3)	Current Report on Form 8-K (File No. 001-14195) filed on February 24, 2000;

(4)	Annual Report on Form 10-K (File No. 001-14195) filed on March 29, 2000;

(5)	Annual Report on Form 10-K (File No. 001-14195) filed on April 2, 2001;

(6)	Quarterly Report on Form 10-Q (File No. 001-14195) filed August 14, 2001;

(7)	Annual Report on Form 10-K (File No. 001-14195) filed on April 1, 2002;

(8)	Current Report on Form 8-K (File No. 001-14195) filed February 25, 2003;

(9)	Annual Report on Form 10-K (File No. 001-14195) filed on March 24, 2003;

(10)	Current Report on Form 8-K (File No. 001-14195) filed on July 29, 2003;

(11)	Registration Statement on Form S-3 (File No. 333-109489) filed on October 3, 2003; and

(12)	Registration Statement on Form S-4 (File No. 333-111952) filed on January 15, 2004.

Exhibit No.	Description of Document	Exhibit File No.

3.1	Restated Certificate of Incorporation, as amended, of the Company as filed with the Secretary of State of the State of Delaware on June 4, 1999	3(i) (1)

3.2	By-Laws, as amended November 13, 2003, of the Company	Filed herewith as Exhibit 3.2

4.2	Indenture, dated as of October 4, 1999, by and between the Company and The Bank of New York, as Trustee, for the 2.25% Convertible Notes due 2009, including the form of 2.25% Convertible Note	4.2(2)

4.3	Indenture, dated as of February 15, 2000, by and between the Company and The Bank of New York, as Trustee, for the 5.0% Convertible Notes due 2010, including the form of 5.0% Convertible Note	4.1(3)

4.4	Indenture, dated as of January 31, 2001, by and between the Company and The Bank of New York, as Trustee, for the 9 3/8% Senior Notes due 2009, including the form of 9 3/8% Senior Note	4.9(5)

4.5	Indenture, dated as of January 29, 2003, by and among ATI (as successor by merger to American Tower Escrow Corporation), the Guarantors named therein and The Bank of New York, as Trustee, for the 12.25% Senior Subordinated Discount Notes due 2008 including the form of 12.25% Senior Subordinated Discount Note	4.5(9)

4.6	Indenture, dated as of August 4, 2003 by and between the Company and The Bank of New York, as Trustee, for the 3.25% Convertible Notes due 2010, including the form of 3.25% Convertible Note	4.3(11)

1

Exhibit No.	Description of Document	Exhibit File No.

4.7	Indenture, dated as of November 18, 2003, by and among ATI, the Guarantors named therein and The Bank of New York, as Trustee, for the 7.25% Senior Subordinated Notes due 2011, including the form of 7.25% Senior Subordinated Note	4.6(12)

4.8	Indenture, dated as of February 4, 2004, by and between the Company and The Bank of New York, as Trustee, for the 7.50% Senior Notes due 2012, including the form of 7.50% Senior Note	Filed herewith as Exhibit 4.8

4.9	Warrant Agreement, dated as of January 29, 2003, by and among the Company and the Bank of New York, as warrant agent	4.6(9)

4.10	Form of Warrant to purchase an aggregate of 11,389,012 shares of Class A Common Stock	4.7(9)

10.1	Amended and Restated American Tower Systems Corporation 1997 Stock Option Plan, as amended May 17, 2001	10.1 (6)*

10.2	American Tower Corporation 2000 Employee Stock Purchase Plan	10.18 (4)*

10.3	First Amendment to American Tower Corporation 2000 Employee Stock Purchase Plan, dated as of November 13, 2003	Filed herewith as Exhibit 10.3*

10.4	ATC Mexico Holding Corporation 2001 Stock Option Plan	10.3 (9)*

10.5	Letter Agreement, dated as of August 22, 2001, by and between the Company and James D. Taiclet, Jr.	10.4 (9)*

10.6	Stockholder/Optionee Agreement, dated as of October 11, 2001, by and among ATC Mexico Holding Corp., the Company, American Tower International, Inc., J. Michael Gearon, Jr., and the Persons who from time to time execute a counterpart of the Agreement	10.28(7)

10.7	Non-Competition and Confidentiality Agreement, dated as of October 11, 2001, by and between the Company and J. Michael Gearon, Jr.	10.29(7)

10.8	Pledge Agreement, dated as of October 11, 2001, by and among J. Michael Gearon, Jr. and ATC Mexico Holding Corp.	10.30(7)

10.9	Secured Note, dated October 11, 2001, by and among J. Michael Gearon, Jr. and ATC Mexico Holding Corp.	10.31(7)

10.10	Letter Agreement, dated as of November 7, 2003, by and between the Company and Steven J. Moskowitz	Filed herewith as Exhibit 10.10*

10.11	Letter Agreement, dated as of November 7, 2003, by and between the Company and William H. Hess	Filed herewith as Exhibit 10.11*

10.12	Letter Agreement, dated as of November 7, 2003, by and between the Company and Bradley E. Singer	Filed herewith as Exhibit 10.12*

10.13	American Tower Retirement Plan for Steven B. Dodge, dated as of December 31, 2003, by and between the Company and Steven B. Dodge	Filed herewith as Exhibit 10.13*

10.14	Employment Agreement, dated as of January 24, 2004, by and between the Company and Steven B. Dodge	Filed herewith as Exhibit 10.14*

10.15	Amended and Restated Registration Rights Agreement, dated as of February 25, 1999, by and among the Company and each of the parties named therein	10.2(5)

2

Exhibit No.	Description of Document	Exhibit File No.

10.16	Second Amended and Restated Loan Agreement, dated as of February 21, 2003, among American Tower, L.P., American Towers, Inc., American Tower International, Inc., Towersites Monitoring, Inc., and American Tower LLC, as Borrowers and Toronto Dominion (Texas) Inc., as Administrative Agent, and the financial institutions thereto	99.1(8)

10.17	Consent and First Amendment to Second Amended and Restated Loan Agreement, dated as of July 18, 2003	10(10)

10.18	Second Amendment to Second Amended and Restated Loan Agreement, dated as of November 18, 2003	Filed herewith as Exhibit 10.18

10.19	Third Amendment to Second Amended and Restated Loan Agreement, dated as of January 28, 2004	Filed herewith as Exhibit 10.19

10.20	Notice of Incremental Facility Commitment, dated as of January 28, 2004	Filed herewith as Exhibit 10.20

10.21	Warrant Registration Rights Agreement, dated as of January 29, 2003, by and among the Company and the Initial Purchasers named therein with respect to Warrants to purchase shares of Class A Common Stock of the Company	10.12(9)

10.22	Registration Rights Agreement, dated as of August 4, 2003, by and among the Company and the Initial Purchasers named therein with respect to the 3.25% Convertible Notes due 2010	4.4(11)

10.23	Registration Rights Agreement, dated as of November 18, 2003, by and among ATI, the Guarantors named therein and the Purchasers named therein with respect to the 7.25% Senior Subordinated Notes due 2011	Filed herewith as Exhibit 10.23

10.24	Registration Rights Agreement, dated as of February 4, 2004, by and among the Company and the Purchasers named therein with respect to the 7.50% Senior Notes due 2012	Filed herewith as Exhibit 10.24

10.25	Letter Agreement, dated as of February 12, 2004, by and between the Company and J. Michael Gearon, Jr.	Filed herewith as Exhibit 10.25*

12	Statement Regarding Computation of Earnings to Fixed Charges	Filed herewith as Exhibit 12

21	Subsidiaries of the Company	Filed herewith as Exhibit 21

23	Independent Auditors’ Consent—Deloitte & Touche LLP	Filed herewith as Exhibit 23

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certifications pursuant to 18 U.S.C. Section 1350	Filed herewith as Exhibit 32

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(c).

3