Form 10-Q
period 2004-03-31
AMERICAN TOWER CORP /MA/
filed 2004-05-10
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2004.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

American Tower Corporation

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of May 6, 2004, 223,464,927 shares of Class A Common Stock were outstanding.

AMERICAN TOWER CORPORATION

PART 1.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(In Thousands, Except Share Data)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,698	$105,465
Restricted cash and investments	119,137	170,036
Accounts receivable, net of allowances of $15,106 and $17,445, respectively	46,310	57,735
Prepaid and other current assets	37,287	34,105
Costs and earnings in excess of billings on uncompleted contracts and unbilled receivables	15,381	19,933
Deferred income taxes	14,122	14,122
Assets held for sale	3,439	10,119

Total current assets	334,374	411,515

PROPERTY AND EQUIPMENT, net	2,483,604	2,546,525
OTHER INTANGIBLE ASSETS, net	1,043,866	1,057,077
GOODWILL, net	592,683	592,683
DEFERRED INCOME TAXES	460,831	449,180
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	282,552	275,508

TOTAL	$5,197,910	$5,332,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$100,877	$107,557
Accrued interest	33,525	59,734
Current portion of long-term obligations	82,619	77,622
Billings in excess of costs on uncompleted contracts and unearned revenue	37,371	41,449
Liabilities held for sale		8,416

Total current liabilities	254,392	294,778

LONG-TERM OBLIGATIONS	3,216,627	3,283,603
OTHER LONG-TERM LIABILITIES	29,034	23,961

Total liabilities	3,500,053	3,602,342

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES	25,806	18,599

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 500,000,000 shares authorized; 221,239,313 and 211,855,658 shares issued, 221,094,092 and 211,710,437 shares outstanding, respectively	2,212	2,119
Class B Common Stock: $.01 par value; 50,000,000 shares authorized; 0 and 6,969,529 shares issued and outstanding, respectively		70
Class C Common Stock: $.01 par value; 10,000,000 shares authorized; 0 and 1,224,914 shares issued and outstanding, respectively		12
Additional paid-in capital	3,914,252	3,910,879
Accumulated deficit	(2,233,327)	(2,190,447)
Note receivable	(6,720)	(6,720)
Treasury stock (145,221 shares at cost)	(4,366)	(4,366)

Total stockholders’ equity	1,672,051	1,711,547

TOTAL	$5,197,910	$5,332,488

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2004	2003
REVENUES:
Rental and management	$164,576	$146,462
Network development services	21,603	15,005

Total operating revenues	186,179	161,467

OPERATING EXPENSES:
Rental and management	55,666	54,696
Network development services	20,814	14,712
Depreciation and amortization	77,134	79,654
Corporate general, administrative and development expense	6,879	6,648
Impairments and net loss on sale of long-lived assets	3,914	3,696

Total operating expenses	164,407	159,406

OPERATING INCOME FROM CONTINUING OPERATIONS	21,772	2,061

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $376 and $376, respectively	3,540	3,502
Interest income	1,114	926
Interest expense	(69,172)	(71,742)
Loss on retirement of long-term obligations	(8,053)	(8,491)
Loss on investments and other expense	(822)	(25,199)
Minority interest in net earnings of subsidiaries	(1,423)	(570)

Total other expense	(74,816)	(101,574)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(53,044)	(99,513)
INCOME TAX BENEFIT	10,450	19,275

LOSS FROM CONTINUING OPERATIONS	(42,594)	(80,238)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX
BENEFIT OF $155 AND $2,847, RESPECTIVELY	(286)	(11,385)

NET LOSS	$(42,880)	$(91,623)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.19)	$(0.41)
Loss from discontinued operations		(0.06)

NET LOSS PER COMMON SHARE	$(0.19)	$(0.47)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	220,408	195,703

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(In Thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,880)	$(91,623)
Other non-cash items reflected in statements of operations	100,572	112,283
Decrease in assets	10,829	14,874
Decrease in liabilities	(36,805)	(28,475)

Cash provided by operating activities	31,716	7,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(10,832)	(18,821)
Payments for acquisitions	(13,373)	(30,521)
Proceeds from sale of businesses and other long-term assets	20,818	72,154
Deposits, investments and other long-term assets	(2,586)	1,205

Cash (used for) provided by investing activities	(5,973)	24,017

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt securities	225,000	419,884
Net proceeds from stock options	4,271
Restricted cash and investments	50,899	(217,059)
Repayment of notes payable, credit facilities and capital leases	(307,704)	(240,595)
Deferred financing costs and other financing activities	(4,976)	(19,187)

Cash used for financing activities	(32,510)	(56,957)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,767)	(25,881)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	105,465	127,292

CASH AND CASH EQUIVALENTS, END OF PERIOD	$98,698	$101,411

CASH PAID FOR INCOME TAXES	$279	$276

CASH PAID FOR INTEREST	$75,149	$91,572

NON-CASH TRANSACTIONS:
Change in fair value of cash flow hedges (net of tax)		$3,058
2.25% note conversions (excluding note conversion expense)		3,152

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.    Basis of Presentation and Accounting Policies

The accompanying condensed consolidated financial statements have been prepared by American Tower Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K.

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

Inventories—Inventories, which consist entirely of finished goods, are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) basis. As of March 31, 2004 and December 31, 2003, inventories were approximately $3.2 million and are included in prepaid and other current assets in the accompanying condensed consolidated balance sheets.

Loss Per Common Share—Basic and diluted loss per common share have been computed by dividing the Company’s loss by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2004 and 2003, potential common shares, including options, warrants and shares issuable upon conversion of the Company’s convertible notes, have been excluded from the computation of diluted loss per common share, as their effect is anti-dilutive. Potential common shares excluded from the calculation of loss per share were approximately 59.0 million and 61.4 million for the three months ended March 31, 2004 and 2003, respectively.

Sales of Subsidiary Stock—As described in note 10, during the three months ended March 31, 2004, certain option holders exercised options to purchase a 3.3% interest in the subsidiary that conducts the Company’s Mexico operations. As a result, the Company adopted the provisions of SEC Staff Accounting Bulletin (SAB) No. 51, “Accounting for Sales of Stock by a Subsidiary,” and recorded the difference between the Company’s carrying value of the interest in the subsidiary’s equity that was sold over the proceeds received for that interest to additional paid-in-capital. The Company will record any gains or losses resulting from the future sale of stock by a subsidiary as a component of stockholders’ equity.

Stock-Based Compensation—The Company continues to use Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for equity grants and awards to employees, officers and directors and has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.”

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (as amended) to stock-based compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(42,880)	$(91,623)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(5,903)	(7,300)

Pro-forma net loss	$(48,783)	$(98,923)

Basic and diluted net loss per share—as reported	$(0.19)	$(0.47)
Basic and diluted net loss per share—pro-forma	$(0.22)	$(0.51)

Recent Accounting Pronouncements—In December 2003, the FASB issued Interpretation (FIN) No. 46-R, a revision of FIN 46, “Consolidation of Variable Interest Entities.” FIN 46-R addresses the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46-R was applicable for financial statements of public entities that have interests in variable interest entities (VIEs) or potential VIEs referred to as special purpose entities for periods ending after December 15, 2003, of which the Company had none. Application by public entities for all other types of entities was required in financial statements for periods ending after March 15, 2004. The Company adopted the remaining provisions of FIN 46-R in the first quarter of 2004 and such adoption was not material to the Company’s consolidated financial position and results of operations.

Reclassifications—Certain reclassifications have been made to the accompanying 2003 condensed consolidated financial statements and related notes to conform to the 2004 presentation.

2.    Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

3.    Discontinued Operations

In the first quarter of 2004 and during the year ended December 31, 2003, in connection with the Company’s plan to focus on its core tower business, the Company sold or committed to sell several non-core businesses. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the operating results of these businesses as discontinued operations in the accompanying condensed consolidated statements of operations. In addition, the assets and liabilities of the discontinued operations not disposed of as of March 31, 2004 and December 31, 2003 have been reflected as assets held for sale and liabilities held for sale in the accompanying condensed consolidated balance sheets.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following businesses have been reflected as discontinued operations in the accompanying condensed consolidated statements of operations:

Verestar—In December 2002, the Company committed to a plan to sell Verestar, Inc., a wholly owned subsidiary, by December 31, 2003. On December 22, 2003, Verestar filed for protection under Chapter 11 of the federal bankruptcy laws. Verestar was reported as a discontinued operation through the date of the bankruptcy filing, and, as of that date, the Company ceased to consolidate Verestar’s financial results. (See note 9.)

Kline—In June 2003, the Company committed to a plan to sell Kline Iron & Steel Co., Inc. (Kline). In March 2004, the Company sold substantially all the assets of Kline for approximately $4.0 million in cash and up to an additional $2.0 million in cash payable in 2006 based on future revenues generated by Kline. Kline was previously included in the Company’s network development services segment. The Company expects to sell the remaining assets of Kline, primarily real estate, by June 30, 2004.

Summary operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003(1)
Revenue	$3,637	$61,813

Loss from discontinued operations	(104)	(8,030)
Income tax benefit on loss from discontinued operations	37	696
Net loss on disposal of discontinued operations, net of tax benefit of $118 and $2,151, respectively	(219)	(4,051)

Loss from discontinued operations, net	$(286)	$(11,385)

(1)	In addition to the businesses described above, loss from discontinued operations, net for the three months ended March 31, 2003 includes the results of operations of the following: Flash Technologies, sold in January 2003; Maritime Telecommunications Network, sold in February 2003; an office building in Schaumburg, Illinois, sold in March 2003; an office building in Westwood, Massachusetts, sold in May 2003; and Galaxy Engineering, sold in August 2003. Loss from discontinued operations, net for the three months ended March 31, 2003 also includes an estimated net loss on the disposal of an office building in Westwood, Massachusetts of $3.8 million.

As of March 31, 2004 and December 31, 2003, the Company had assets held for sale and liabilities held for sale comprised of the following (in thousands):

	March 31, 2004	December 31, 2003
Accounts receivable, net		$2,982
Prepaid and other current assets		1,554
Property and equipment, net	$3,439	5,532
Other long-term assets		51

Assets held for sale	$3,439	$10,119

Accounts payable, accrued expenses and other current liabilities	$—	$8,416

Liabilities held for sale	$—	$8,416

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

4.    Goodwill and Other Intangible Assets

The Company’s net carrying amount of goodwill was approximately $592.7 million as of March 31, 2004 and December 31, 2003, all of which related to its rental and management segment.

Summarized information about the Company’s acquired intangible assets subject to amortization is as follows (in thousands):

	March 31, 2004	December 31, 2003
Acquired customer base and network location intangibles	$1,310,978	$1,299,708
Deferred financing costs	109,726	111,484
Other intangibles	43,279	43,125

Total	1,463,983	1,454,317
Less accumulated amortization	(420,117)	(397,240)

Other intangible assets, net	$1,043,866	$1,057,077

The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization of intangible assets for the three months ended March 31, 2004 was approximately $22.9 million (excluding amortization of deferred financing costs, which is included in interest expense). The Company expects to record estimated amortization expense of $90.3 million for the year ended December 31, 2004, $89.9 million for the years ended December 31, 2005 and 2006, and $87.5 million for the years ended December 31, 2007, 2008 and 2009.

5.    Financing Transactions

Credit Facilities Amendment and Prepayment—In January 2004, the Company amended its credit facilities primarily to facilitate the 7.50% senior notes offering described below. The amendment permitted the Company, among other things, to complete the offering provided that the net proceeds were used to prepay obligations under its convertible notes. The Company also refinanced its $267.0 million term loan B under its credit facilities with a new term loan C due December 31, 2007. The new term loan C has substantially the same terms as term loan B, except that the interest rate spreads for the LIBOR and base rate loans were reduced from 3.5% above LIBOR to 2.25% and from 2.5% above the base rate to 1.25%, respectively. The amendment also removed the requirement that any remaining proceeds from the August 2003 equity offering held as restricted cash and investments on August 4, 2004 be contributed to the borrower subsidiaries.

In February 2004, the Company made a $21.0 million voluntary prepayment of term loan A under its credit facilities. As a result, for the three months ended March 31, 2004, the Company recorded a charge of $0.2 million related to the write-off of deferred financing fees associated with this repayment and the reduction in overall borrowing capacity.

7.50% Senior Notes Offering—In February 2004, the Company sold $225.0 million principal amount of 7.50% senior notes due 2012 (7.50% Notes) through an institutional private placement. The net proceeds of the offering were approximately $221.7 million (after deducting the initial purchasers’ discounts and commissions and other expenses related to the offering) and were used to redeem all of the Company’s outstanding 6.25% convertible notes (6.25% Notes) and a portion of the Company’s outstanding 5.0% convertible notes (5.0% Notes).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The 7.50% Notes mature on May 1, 2012 and interest is payable semiannually in arrears on May 1 and November 1 beginning May 1, 2004. The Company may redeem the 7.50% Notes after May 1, 2008. The initial redemption price on the 7.50% Notes is 103.750% of the principal amount, subject to a ratable decline after May 1 of the following year to 100% of the principal amount in 2010 and thereafter. The 7.50% Notes rank equally with the 5.0% Notes, the 3.25% convertible notes and the 9 3/8% senior notes and are structurally and effectively junior to indebtedness outstanding under the credit facilities, the 12.25% senior subordinated discount notes issued by American Towers, Inc. (ATI), a wholly owned subsidiary of the Company, (ATI 12.25% Notes) and the 7.25% senior subordinated notes issued by ATI (ATI 7.25% Notes). The indenture for the 7.50% Notes contains certain covenants that restrict the Company’s ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions.

6.25% Notes Redemption—In February 2004, the Company completed the redemption of all of its outstanding $212.7 million principal amount of 6.25% Notes. The 6.25% Notes were redeemed pursuant to the terms of the indenture at 102.083% of the principal amount plus unpaid and accrued interest. The total aggregate redemption price was $221.9 million, including $4.8 million in accrued interest. As a result, for the three months ended March 31, 2004, the Company recorded a charge of $7.2 million related to the loss on redemption and write-off of deferred financing fees associated with the 6.25% Notes.

5.0% Notes Repurchases—During the three months ended March 31, 2004, the Company repurchased $51.2 million principal amount of its 5.0% Notes for approximately $51.0 million in cash. As a result of these transactions, for the three months ended March 31, 2004, the Company recorded a net charge of $0.7 million primarily related to the write-off of deferred financing fees associated with the 5.0% Notes.

6.    Restructuring

During the three months ended March 31, 2004, the Company made cash payments against its accrued restructuring liability. Such payments were as follows (in thousands):

	Liability as of January 1, 2004	Cash Payments	Liability as of March 31, 2004
Employee separations	$2,239	$(1,683)	$556
Lease terminations and other facility closing costs	1,450	(21)	1,429

Total	$3,689	$(1,704)	$1,985

There were no material changes in estimates related to the Company’s accrued restructuring liability during the three months ended March 31, 2004. The Company expects to pay the balance of the employee separation liabilities during the remainder of 2004. Additionally, the Company continues to negotiate certain lease terminations associated with its restructuring liability. Such liability is reflected in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The accounting policies applied in compiling segment information below are similar to those described in the Company’s 2003 Annual Report on Form 10-K. In evaluating financial performance, management focuses on operating profit (loss), excluding depreciation and amortization; corporate general, administrative and development expense; and impairments and net loss on sale of long-lived assets. This measure of operating profit (loss) is also before interest income, interest expense, loss on investments and other expense, loss on retirement of long-term obligations, minority interest in net earnings of subsidiaries, income taxes and discontinued operations. For reporting purposes, the RM segment includes interest income, TV Azteca, net.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments as of and for the three months ended March 31, 2004 and 2003 is shown in the following table. The Other column below represents amounts excluded from specific segments, such as depreciation and amortization; corporate general, administrative and development expense; impairments and net loss on sale of long-lived assets; interest income; interest expense; loss on investments and other expense; loss on retirement of long-term obligations; and minority interest in net earnings of subsidiaries. In addition, the Other column also includes corporate assets such as cash and cash equivalents, restricted cash and investments, certain tangible and intangible assets and income tax accounts that have not been allocated to specific segments, as well as assets held for sale.

Three months ended March 31, (in thousands)	RM	Services	Other	Total
2004
Revenues	$164,576	$21,603		$186,179
Operating profit (loss)	112,450	789	$(166,283)	(53,044)
Assets	4,237,517	125,495	834,898	5,197,910
2003
Revenues	$146,462	$15,005		$161,467
Operating profit (loss)	95,268	293	$(195,074)	(99,513)
Assets	4,484,445	132,811	1,105,641	5,722,897

8.    Acquisitions

During the three months ended March 31, 2004, the Company acquired 100 communications sites for an aggregate preliminary purchase price of approximately $13.4 million in cash. The Company has accounted for the acquisition of these towers under the purchase method of accounting.

Unaudited Pro Forma Operating Results—The unaudited pro forma results of operations for the three months ended March 31, 2004 and 2003 are not presented for comparative purposes due to the insignificant impact of the 2004 acquisitions (as described above) on the Company’s condensed consolidated results of operations.

9.    Commitments and Contingencies

Verestar—As discussed in note 3, Verestar filed for protection under Chapter 11 of the federal bankruptcy laws on December 22, 2003. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against the Company for breaches by Verestar of those contracts as to which the Company is primarily or secondarily liable as a guarantor. The Company accrued its estimate of costs to settle these obligations as of December 31, 2003 and there were no material changes to this estimate during the three months ended March 31, 2004. In addition, Verestar’s bankruptcy estate may bring

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

certain claims (no claims have been made to date) against the Company or seek to hold the Company liable for certain transfers made by Verestar to the Company and/or for Verestar’s obligations to creditors under various equitable theories recognized under bankruptcy law. In the opinion of management, the resolution of any claims that may be made against the Company by Verestar’s bankruptcy estate will not have a material impact on the Company’s consolidated financial position, results of operations or liquidity. Finally, the Company will incur additional costs in connection with its involvement in the reorganization or liquidation of Verestar’s business. Such costs have and will be expensed as incurred.

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company’s consolidated financial position, the results of its operations or liquidity.

Acquisition Commitments—As of March 31, 2004, the Company was party to agreements relating to the acquisition of tower assets for an aggregate remaining purchase price of approximately $17.6 million. However, certain creditors of Iusacell Cellular (Iusacell), from which the Company is committed to acquire 63 towers for $13.7 million, are seeking to enjoin Iusacell from transferring certain of its assets, including the additional towers the Company expects to acquire. Although the Company is not party to this litigation nor does the Company expect it to have a material adverse effect on its operating results or financial condition, it could delay the acquisition of those additional tower assets. The Company may pursue the acquisitions of other properties and businesses in new and existing locations, although there are no definitive material agreements with respect thereto.

Build-to-Suit Agreements—As of March 31, 2004, the Company was party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. Under the terms of the agreements, the Company is obligated to construct up to 750 towers over a three-year period which includes 400 towers in Mexico and 350 towers in Brazil. During the three months ended March 31, 2004, the Company constructed six towers in Mexico. The Company is in the process of renegotiating several of these agreements to reduce its overall commitment; however, there can be no assurance that it will be successful in doing so.

10.    ATC International Transactions

ATC Mexico Holding—In January 2004, J. Michael Gearon, Jr., (Mr. Gearon) an executive officer of the Company, exercised his previously disclosed put right to require the Company to purchase his 8.7% interest in ATC Mexico Holding Corp., the subsidiary through which the Company conducts its Mexico operations (ATC Mexico). In March 2004, the Company’s board of directors approved the determination of the fair market value of Mr. Gearon’s interest with the assistance of an independent financial advisor. Based on this valuation, the net aggregate consideration to be paid for Mr. Gearon’s 8.7% interest was $35.9 million (after the repayment of Mr. Gearon’s $6.7 million loan from the Company, inclusive of the related accrued interest). In April 2004, the Company issued 2,203,968 shares of its Class A common stock valued at $11.30 per share and paid Mr. Gearon $3.7 million in cash in satisfaction of 80% of the net consideration due to him. Payment of the remaining 20% of the purchase price of $7.3 million is contingent upon ATC Mexico satisfying certain performance criteria and will be paid in cash, if at all, in January 2005.

In addition, 318 options held by ATC Mexico employees and an executive officer of the Company under the ATC Mexico Stock Option Plan became exercisable upon the exercise of Mr. Gearon’s put right and were exercised in the first quarter of 2004. As a result of the issuance of the shares underlying these options, the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Company’s ownership interest in ATC Mexico decreased from 91.3% to 88.0% as of March 31, 2004 (and increased to 96.7% in April 2004 upon the purchase of Mr. Gearon’s 8.7% interest). In connection with the issuance of these shares, the Company adopted the provisions of SEC SAB No. 51 and recorded a $1.8 million reduction to stockholders’ equity in the accompanying condensed consolidated balance sheet as of March 31, 2004. Such adjustment reflects the difference in the Company’s carrying value of the interest in ATC Mexico’s equity that was sold over the proceeds received for that interest. (See note 1.)

The employees holding these shares also may require the Company to purchase their interests in ATC Mexico six months following their issuance at the then fair market value, which date will occur in the third quarter of 2004. William H. Hess, an executive officer of the Company, owns a 1.4% interest in ATC Mexico as a result of his exercise of options granted to him under the ATC Mexico Stock Option Plan.

ATC South America—During the three months ended March 31, 2004, the Company consummated a previously disclosed arrangement with Mr. Gearon pursuant to which he would purchase an equity interest in certain of the Company’s international subsidiaries, including ATC South American Holding Corp., the subsidiary through which the Company conducts its Brazilian operations (ATC South America). On March 31, 2004, ATC South America issued Mr. Gearon stock representing a 1.68% interest for approximately $1.0 million in cash. The Company’s carrying value of the equity interest that was sold approximated the fair value. Accordingly, the Company recorded no gain or loss in accordance with SEC SAB No. 51. The purchase price represented the fair market value of a 1.68% interest in ATC South America on the date of the sale, as determined by an independent appraiser. Mr. Gearon may require the Company to purchase his interest in ATC South America, for its then fair market value, at any time after the earliest to occur of December 31, 2004 or Mr. Gearon’s death or disability, and the Company has the right to purchase Mr. Gearon’s interest in ATC South America, for its then fair market value, at any time after the earliest to occur of December 31, 2005, Mr. Gearon’s death or disability, or the occurrence of either a Gearon Termination Event or a Forfeiture Event (each as defined in the Company’s stockholder agreement with Mr. Gearon).

As part of Mr. Gearon’s investment, ATC South America’s Board of Directors also approved the formation of the ATC South America Stock Option Plan that provides for the issuance of options to officers, employees, directors and consultants of ATC South America, including Mr. Gearon, to purchase up to an aggregate 10.32% interest in ATC South America. During the three months ended March 31, 2004, ATC South America granted 6,027 options to purchase shares of ATC South America common stock to officers and employees, including Messrs. Gearon and Hess, who received options to purchase shares representing a 6.72% and 1.6% interest, respectively. The exercise price per share is $1,000, which was the fair market value per share on the date of grant based on an independent appraisal performed at the Company’s request. Options granted vest upon the earlier to occur of: the exercise by or on behalf of Mr. Gearon of his right to require the Company to purchase his interest in ATC South America; the exercise by the Company of its right to acquire Mr. Gearon’s interest in ATC South America; or July 1, 2006. These options expire ten years from the date of grant. The employees holding these options may also require the Company to purchase their interests in ATC South America six months following the exercise of their options at the then fair market value.

11.    Common Stock Conversions

In February 2004, Steven B. Dodge, our former Chairman and Chief Executive Officer, retired from the Company’s Board of Directors and elected to convert all of his shares of the Company’s Class B common stock, which triggered the Dodge Conversion Event as defined in the Company’s charter. Accordingly, all outstanding shares of Class B common stock were converted into shares of Class A common stock on a one-for-one basis. In addition, in February 2004, all outstanding shares of the Company’s Class C common stock were converted into

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

shares of its Class A common stock on a one-for-one basis. The Company’s charter prohibits the future issuance of shares of Class B common stock, but permits the future issuance of shares of Class C common stock.

12.    Subsequent Events

In April 2004, the Company announced that its principal operating subsidiaries are seeking to refinance the Company’s existing $960.8 million senior secured credit facilities with $1.1 billion of new senior secured facilities, consisting of a $400.0 million revolving credit facility, a $300.0 million term loan A and a $400.0 million term loan B. The new senior secured credit facilities would be guaranteed by the Company and its subsidiaries and would be secured by a pledge of substantially all the Company’s assets. The Company has received commitments from a group of lenders for the full amount of the new facilities, in advance of its efforts to syndicate the facilities to a larger group of financial institutions. These commitments are subject to negotiation, execution and delivery of definitive loan documentation and other customary closing conditions.

Borrowings under the new facilities will be used to repay the Company’s existing senior secured credit facilities, which have outstanding borrowings of $665.8 million as of March 31, 2004, and for general corporate purposes, including refinancing other existing indebtedness. Upon the closing of this refinancing, the Company may be required to write-off deferred financing fees of $12.2 million associated with its existing credit facilities.

13.    Subsidiary Guarantees

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2004

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$78,312		$20,386		$98,698
Restricted cash and investments	$119,075	62				119,137
Accounts receivable, net		42,983	$416	2,911		46,310
Prepaid and other current assets	3,623	43,897	71	5,077		52,668
Deferred income taxes	14,122					14,122
Assets held for sale			3,439			3,439

Total current assets	136,820	165,254	3,926	28,374		334,374

PROPERTY AND EQUIPMENT, NET		2,134,211	19,911	329,482		2,483,604
INTANGIBLE ASSETS, NET	35,735	1,498,494	9,505	92,815		1,636,549
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	2,801,008	26,397	458,709		$(3,286,114)
OTHER LONG-TERM ASSETS	468,000	164,968		110,415		743,383

TOTAL	$3,441,563	$3,989,324	$492,051	$561,086	$(3,286,114)	$5,197,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$29,559	$90,153	$35	$14,655		$134,402
Current portion of long-term obligations	45	82,122		452		82,619
Other current liabilities		37,369		2		37,371

Total current liabilities	29,604	209,644	35	15,109		254,392

LONG-TERM OBLIGATIONS	1,733,188	1,448,374		35,065		3,216,627
OTHER LONG-TERM LIABILITIES		29,034				29,034

Total liabilities	1,762,792	1,687,052	35	50,174		3,500,053

MINORITY INTEREST IN SUBSIDIARIES				25,806		25,806
STOCKHOLDERS’ EQUITY:
Common stock	2,212					2,212
Additional paid-in capital	3,914,252	3,447,587	439,927	934,522	$(4,822,036)	3,914,252
Accumulated (deficit) earnings	(2,233,327)	(1,145,315)	52,089	(442,696)	1,535,922	(2,233,327)
Note receivable				(6,720)		(6,720)
Treasury stock	(4,366)					(4,366)

Total stockholders’ equity	1,678,771	2,302,272	492,016	485,106	(3,286,114)	1,672,051

TOTAL	$3,441,563	$3,989,324	$492,051	$561,086	$(3,286,114)	$5,197,910

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$154,688	$1,120	$30,371		$186,179
Operating expenses		144,524	761	19,122		164,407

Operating income from continuing operations		10,164	359	11,249		21,772
Other income (expense):
Interest income, TV Azteca, net				3,540		3,540
Interest income	$296	753		65		1,114
Interest expense	(35,728)	(33,150)		(294)		(69,172)
Other expense	(7,819)	(856)		(200)		(8,875)
Minority interest in net earnings of subsidiaries				(1,423)		(1,423)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(10,891)	430	5,937		$4,524

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(54,142)	(22,659)	6,296	12,937	4,524	(53,044)
INCOME TAX BENEFIT (PROVISION)	11,262	5,851	(93)	(6,570)		10,450

(LOSS) INCOME FROM CONTINUING OPERATIONS	(42,880)	(16,808)	6,203	6,367	4,524	(42,594)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(182)	(104)			(286)

NET (LOSS) INCOME	$(42,880)	$(16,990)	$6,099	$6,367	$4,524	$(42,880)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004

(In Thousands)

	Parent		ATI	Guarantor Subsidiaries		Non-guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES		$(65,358)	$70,145		$(1,226)	$28,155	$31,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities			(7,906)		(1,171)	(1,755)	(10,832)
Payments for acquisitions			(2,810)			(10,563)	(13,373)
Proceeds from sales of businesses and other long-term assets			12,974		3,683	4,161	20,818
Deposits, investments and other long-term assets			(42)		50	(2,594)	(2,586)

Cash provided by (used for) investing activities			2,216		2,562	(10,751)	(5,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt securities		225,000					225,000
Net proceeds from stock options		4,271					4,271
Repayment of notes payable, credit facilities and capital leases		(268,181)	(39,276)			(247)	(307,704)
Restricted cash and investments		1,840	49,059				50,899
Deferred financing costs and other financing activities		(3,391)	(1,585)				(4,976)
Investments in and advances from (to) subsidiaries		105,819	(77,973)		(2,172)	(25,674)

Cash provided by (used for) financing activities		65,358	(69,775)		(2,172)	(25,921)	(32,510)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS			2,586		(836)	(8,517)	(6,767)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR			75,726		836	28,903	105,465

CASH AND CASH EQUIVALENTS, END OF PERIOD	$		$78,312	$		$20,386	$98,698

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$141,307	$982	$19,178		$161,467
Operating expenses		144,390	796	14,220		159,406

Operating (loss) income from continuing operations		(3,083)	186	4,958		2,061

Other income (expense):
Interest income, TV Azteca, net				3,502		3,502
Interest income		876		50		926
Interest expense	$(37,337)	(33,945)		(460)		(71,742)
Other expense	(12,644)	(20,904)		(142)		(33,690)
Minority interest in net earnings of subsidiaries				(570)		(570)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(51,374)	(3,176)	5,375		$49,175

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(101,355)	(60,232)	5,561	7,338	49,175	(99,513)
INCOME TAX BENEFIT (PROVISION)	9,732	11,011	(36)	(1,432)		19,275

(LOSS) INCOME FROM CONTINUING OPERATIONS	(91,623)	(49,221)	5,525	5,906	49,175	(80,238)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(1,509)	247	(10,123)		(11,385)

NET (LOSS) INCOME	$(91,623)	$(50,730)	$5,772	$(4,217)	$49,175	$(91,623)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2003

(In Thousands)

	Parent		ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES		$(58,370)	$51,071	$(2,299)	$16,657	$7,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities			(13,499)	(137)	(5,185)	(18,821)
Payments for acquisitions				(129)	(30,392)	(30,521)
Proceeds from sales of businesses and other long-term assets			46,672		25,482	72,154
Deposits, investments and other long-term assets			83		1,122	1,205

Cash provided by (used for) investing activities			33,256	(266)	(8,973)	24,017

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt securities			419,884			419,884
Repayment of notes payable, credit facilities and capital leases			(238,619)		(1,976)	(240,595)
Deferred financing costs, restricted cash and other financing activities			(236,246)			(236,246)
Investments in and advances from (to) subsidiaries		58,370	(55,625)	4,463	(7,208)

Cash provided by (used for) financing activities		58,370	(110,606)	4,463	(9,184)	(56,957)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS			(26,279)	1,898	(1,500)	(25,881)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR			107,600	756	18,936	127,292

CASH AND CASH EQUIVALENTS, END OF PERIOD	$		$81,321	$2,654	$17,436	$101,411

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our 2003 Form 10-K, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment profit (loss) as a means to measure operating performance in these business segments. We define segment operating profit (loss) as segment revenues less segment operating expenses excluding depreciation and amortization; corporate general, administrative and development expense; and impairments and net loss on sale of long-lived assets. Segment profit (loss) for the rental and management segment also includes interest income, TV Azteca, net (see note 7 to our condensed consolidated financial statements). In accordance with generally accepted accounting principles, our accompanying condensed consolidated statements of operations for periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been adjusted to reflect certain businesses as discontinued operations (see note 3 to our accompanying condensed consolidated financial statements).

Results of Operations

Three Months Ended March 31, 2004 and 2003 (dollars in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2004	2003
REVENUES:
Rental and management	$164,576	$146,462	$18,114	12%
Network development services	21,603	15,005	6,598	44

Total revenues	186,179	161,467	24,712	15

OPERATING EXPENSES:
Rental and management	55,666	54,696	970	2
Network development services	20,814	14,712	6,102	41
Depreciation and amortization	77,134	79,654	(2,520)	(3)
Corporate general, administrative and development expense	6,879	6,648	231	3
Impairments and net loss on sale of long-lived assets	3,914	3,696	218	6

Total operating expenses	164,407	159,406	5,001	3

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net	3,540	3,502	38	1
Interest income	1,114	926	188	20
Interest expense	(69,172)	(71,742)	(2,570)	(4)
Loss on retirement of long-term obligations	(8,053)	(8,491)	(438)	(5)
Loss on investments and other expense	(822)	(25,199)	(24,377)	(97)
Minority interest in net earnings of subsidiaries	(1,423)	(570)	853	150
Income tax benefit	10,450	19,275	(8,825)	(46)
Loss from discontinued operations, net	(286)	(11,385)	(11,099)	(97)

Net loss	$(42,880)	$(91,623)	$(48,743)	(53)%

Total Revenues

Total revenues for the three months ended March 31, 2004 were $186.2 million, an increase of $24.7 million from the three months ended March 31, 2003. The increase resulted from an increase in rental and management revenues of $18.1 million coupled with an increase in network development services revenue of $6.6 million.

Rental and Management Revenue

Rental and management revenue for the three months ended March 31, 2004 was $164.6 million, an increase of $18.1 million from the three months ended March 31, 2003. The increase resulted primarily from adding additional wireless and broadcast tenants to towers that existed as of January 1, 2003 and, to a lesser extent, from revenue generated on the approximately 730 towers acquired and/or constructed subsequent to January 1, 2003. Specifically, during the three months ended March 31, 2004, same tower revenue for the more than 13,200 towers owned from January 1, 2003 to March 31, 2004 increased by approximately $12.0 million. The remaining increase was due to revenues generated by the 730 towers that we have acquired or constructed since January 1, 2003. For the three months ended March 31, 2004, over 90% of our rental and management revenue originated from leases with wireless and broadcast service providers.

We continue to believe that our leasing revenue, which drives our core business, is likely to grow more rapidly than revenue from our network development services segment due to our expected increase in utilization of existing tower capacity. In addition, we believe that the majority of our new leasing activity in 2004 will continue to come from wireless and broadcast service providers.

Network Development Services Revenue

Network development services revenue for the three months ended March 31, 2004 was $21.6 million, an increase of $6.6 million from the three months ended March 31, 2003. The increase in revenue during the first quarter of 2004 was primarily a result of year over year improvement across each of the core service areas in which we participate, which include site acquisition and zoning, construction, and engineering services.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2004 were $164.4 million, an increase of $5.0 million from the three months ended March 31, 2003. The principal components of the increase were attributable to increases in expenses within our network development services segment of $6.1 million and within our rental and management segment of $1.0 million. These increases were primarily offset by a decrease in depreciation and amortization expense of $2.5 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the three months ended March 31, 2004 was $55.7 million, an increase of $1.0 million from the three months ended March 31, 2003. The increase resulted primarily from an increase in tower expenses related to the approximately 730 towers we have acquired/constructed since January 1, 2003, due to their inclusion in our results for a full quarter in 2004. This increase was partially offset by a reduction in expenses related to our existing towers resulting from overhead efficiencies.

Rental and management segment profit for the three months ended March 31, 2004 was $112.5 million, an increase of $17.2 million from the three months ended March 31, 2003. The increase resulted primarily from incremental revenues and operating profit from adding additional tenants to existing towers and newly acquired and/or constructed towers, partially offset by an increase in tower expenses, as discussed above.

Network Development Services Expense

Network development services expense for the three months ended March 31, 2004 was $20.8 million, an increase of $6.1 million from the three months ended March 31, 2003. The majority of the increase correlates directly to the revenue expansion noted above.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2004 was $77.1 million, a decrease of $2.5 million from the three months ended March 31, 2003. This decrease is primarily attributable to a reduction in depreciation due to certain long-lived assets becoming fully depreciated.

Interest Expense

Interest expense for the three months ended March 31, 2004 was $69.2 million, a decrease of $2.6 million from the three months ended March 31, 2003. The decrease resulted primarily from the following: a net decrease in interest expense on our credit facilities as a result of repayments made during 2003 and, to a lesser extent, a decrease in interest expense on our 2.25% convertible notes and 5.0% convertible notes as a result of repurchases made in 2003. These decreases were primarily offset by increases in interest expense related to our 12.25% senior subordinated discount notes and 7.25% senior subordinated notes due to their inclusion in our results for a full quarter in 2004.

Loss on Retirement of Long-Term Obligations

During the three months ended March 31, 2004, we redeemed our 6.25% convertible notes and recorded a charge of $7.2 million, which resulted from the loss on redemption and the write-off of the related deferred financing fees. In addition, during the three months ended March 31, 2004, we made a $21.0 million voluntary prepayment on our credit facilities, which reduced the borrowing capacity thereunder, and repurchased a portion of our 5.0% convertible notes. These transactions resulted in an aggregate charge of approximately $0.9 million, primarily associated with the write-off of the related deferred financing fees.

During the three months ended March 31, 2003, we amended our credit facilities, which allowed us to prepay a portion of our term loans from the net proceeds of our 12.25% senior subordinated discount notes offering and reduced the borrowing capacity of our revolving loan commitment. As a result, we recorded an aggregate charge of approximately $5.8 million related to the write-off of deferred financing fees associated with the reduction in our overall borrowing capacity. Additionally, during the three months ended March 31, 2003, we repurchased a portion of our 2.25% convertible notes in exchange for shares of our Class A common stock and incurred a charge of approximately $2.7 million, which primarily represented the fair market value of the shares of stock issued to our 2.25% convertible note holders in excess of the shares originally issuable upon conversion of the notes.

Loss on Investments and Other Expense

Loss on investments and other expense for the three months ended March 31, 2004 was $0.8 million, a decrease of $24.4 million from the three months ended March 31, 2003. The decrease resulted primarily from a decrease in impairment charges on our cost and equity investments, as well as a decrease in losses on our equity method investments.

Income Tax Benefit

The income tax benefit for the three months ended March 31, 2004 was $10.5 million, a decrease of $8.8 million from the three months ended March 31, 2003. The effective tax rate was 19.7% for the three months ended March 31, 2004, as compared to 19.4% for the three months ended March 31, 2003. The effective tax rate on loss from continuing operations for the three months ended March 31, 2004 and 2003 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses and foreign items.

In June 2003, we filed an income tax refund claim with the IRS related to carrying back net operating losses that we generated in 1998, 1999 and 2001. We filed a similar claim in October 2003 with respect to net operating losses generated in 2002. We anticipate receiving a refund of approximately $90.0 million as a result of these claims, which will monetize a portion of our deferred tax asset. We estimate recovery of these amounts within one to three years of the dates the claims were filed with the IRS. There can be no assurances, however, with respect to the specific amount and timing of the refund.

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2004, we have provided a valuation allowance of approximately $159.4 million primarily related to net state deferred tax assets, capital loss carryforwards and the lost tax benefit and costs associated with the tax refund claims (recorded in 2002). We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims and our federal net operating loss carryforwards, as management believes that we will be successful with our tax refund claims and will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

We intend to recover a portion of our deferred tax asset through our tax refund claims discussed above. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets as of March 31, 2004 will be dependent upon our ability to generate approximately $1.0 billion in taxable income from April 1, 2004 to December 31, 2024. If we are unable to generate sufficient taxable income in the future, or carry back losses, as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Depending on the resolution of the Verestar bankruptcy proceedings described in notes 3 and 9 to our accompanying condensed consolidated financial statements, we may be entitled to a worthless stock or bad debt deduction for our investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

Loss from Discontinued Operations, Net

Our loss from discontinued operations, net for the three months ended March 31, 2004 includes the results of operations of Kline Iron and Steel Co., Inc. (Kline), which were $(0.1) million, net of tax. We sold substantially all of the assets of Kline in March 2004. Our loss from discontinued operations, net, for the three months ended March 31, 2003 includes the aggregate results of operations, $(7.3) million, net of tax, of the following: Kline; Flash Technologies, which we sold in January 2003; Verestar and one of its subsidiaries, Maritime Telecommunications Network, which we sold in February 2003; an office building in Schaumburg, Illinois, which we sold in March 2003; an office building in Westwood, Massachusetts, which we sold in May 2003; and Galaxy Engineering, which we sold in August 2003.

In addition to the above, loss from discontinued operations, net for the three months ended March 31, 2003 includes an estimated net loss on the disposal of an office building in Westwood, Massachusetts of $3.8 million.

We expect to sell the remaining assets of Kline, primarily real estate, by June 30, 2004.

Liquidity and Capital Resources

The information in this section updates as of March 31, 2004, the “Liquidity and Capital Resources” section of our 2003 Annual Report on Form 10-K and should be read in conjunction with that report.

We continue to expect that our cash flows from operations and our cash on hand will be sufficient to fund our capital expenditures, acquisitions and debt service for 2004.

Uses of Cash

Tower Acquisitions, Construction and Improvements.

•	Acquisitions. During the first quarter 2004, we acquired a total of 100 towers for approximately $13.4 million, including 4 towers in Brazil from NII Holdings for $0.6 million, 46 towers in Mexico from Iusacell Celular for $9.7 million, and 50 towers in the United States from various sellers for $3.1 million. We continue to expect to acquire an additional 26 towers from NII Holdings for approximately $3.9 million and 63 towers from Iusacell Celular for approximately $13.7 million during the remainder of 2004. Our acquisition of additional towers from Iusacell could be delayed due to recent litigation. See “Factors That May Affect Future Results – Status of Iusacell Celular’s financial restructuring exposes us to certain risks and uncertainties.”

•	Construction and Improvements. Payments for purchases of property and equipment and construction activities during the first quarter 2004 totaled $10.8 million, including capital expenditures incurred in connection with the construction of 13 towers. We expect to construct an additional 107 to 137 new towers during the remainder of 2004, and expect our 2004 total capital expenditures for construction and improvements, including the $10.8 million incurred in the first quarter, to be between approximately $50.0 and $63.0 million (including approximately $6.0 to $7.0 million in capital expenditures relating to our services division and corporate infrastructure).

Debt Service.    As of March 31, 2004, we had outstanding debt of approximately $3.3 billion. For the first quarter 2004, we paid approximately $382.9 million in cash interest and principal on our outstanding debt, including a $21.0 million prepayment of term loan A under our credit facilities and $221.9 million related to the redemption of our 6.25% convertible notes. For more information about debt reductions and refinancings, see “Financing Activities.”

Contractual Obligations.    See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and note 5 to our accompanying condensed consolidated financial statements included herein for the impact of our financing activities described below on the maturities of our contractual obligations.

Sources of Cash

Total Liquidity at March 31, 2004.    As of March 31, 2004, we had approximately $485.7 million of total liquidity, comprised of approximately $217.8 million in cash and cash equivalents and the ability to draw approximately $267.9 million of the revolving loan under our credit facilities. Of the $217.8 million in cash and cash equivalents, approximately $119.1 million was held in restrictive accounts.

Cash Generated by Operations.    For the quarter ended March 31, 2004, our cash provided by operating activities was $31.7 million, compared to $7.1 million for the same period in 2003. Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2004 in excess of their cash needs for operations and expenditures for construction, improvements and acquisitions. We expect to use the excess cash generated from these segments principally to service our debt. See “Results of Operations.”

Proceeds from the Sale of Debt Securities.    In February 2004, we raised approximately $221.7 million of net proceeds through an institutional private placement of our 7.50% senior notes due 2012 (7.50% Notes). See “Financing Activities.”

Divestiture Proceeds.    During the first quarter of 2004, we completed certain transactions that generated approximately $20.8 million in cash. Specifically, we sold approximately $11.5 million of non-core assets within our rental and management segment, including 47 non-strategic towers and one building. In March 2004, we received approximately $4.0 million for substantially all the assets of Kline. During the remainder of 2004, we anticipate receiving approximately $10.0 million of proceeds from additional sales of non-core assets and we may receive up to an additional $2.0 million in cash payable in 2006 based on future revenues generated by Kline.

Sales of Subsidiary Stock.    As described more fully in note 10 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q, we entered into certain transactions during the quarter involving the purchase and sale of shares of our Mexican and Brazilian subsidiaries to certain employees. We do not believe these transactions had or will have a material impact on our results of operations or financial condition, nor do we expect to enter into similar transactions in future periods.

Financing Activities

During the first quarter of 2004, we took several actions to increase our financial flexibility and extend the maturities of our indebtedness.

Term Loan B Refinancing.    In January 2004, we refinanced our $267.0 million term loan B under our credit facilities with a new term loan C due December 31, 2007. The new term loan C has substantially the same terms as term loan B, except that the interest rate spreads for LIBOR and base rate loans were reduced from 3.5% to 2.25% above LIBOR and from 2.5% to 1.25% above the base rate. The amendment also removed the requirement that any remaining proceeds from our August 2003 equity offering held as restricted cash and investments on August 4, 2004 be contributed to the borrower subsidiaries.

7.50% Notes Offering.    In February 2004, we sold $225.0 million principal amount of 7.50% Notes through an institutional private placement. The net proceeds of the offering were approximately $221.7 million (after deducting the initial purchasers’ discounts and commissions and other expenses related to the offering) and were used to redeem all of our outstanding 6.25% convertible notes due 2009 and a portion of our outstanding 5.0% convertible notes due 2010.

The 7.50% Notes mature on May 1, 2012 and interest is payable semiannually in arrears on May 1 and November 1 each year beginning May 1, 2004. We may redeem the 7.50% Notes after May 1, 2008. The initial redemption price is 103.750% of the principal amount, subject to a ratable decline after May 1 of the following year to 100% of the principal amount in 2010 and thereafter. The 7.50% Notes rank equally with our 5.0% convertible notes, our 3.25% convertible notes and our 9 3/8% senior notes and are structurally and effectively junior to indebtedness outstanding under our credit facilities, our 12.25% senior subordinated discount notes and our 7.25% senior subordinated notes. The indenture for the 7.50% Notes contains certain covenants that restrict our ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions.

6.25% Convertible Notes Redemption.    In February 2004, we completed the redemption of all of our outstanding $212.7 million principal amount of 6.25% convertible notes. The 6.25% convertible notes were redeemed pursuant to the terms of the indenture at 102.083% of the principal amount plus accrued and unpaid interest. The total aggregate redemption price was $221.9 million, including $4.8 million in accrued interest. As a result, we recorded a charge of $7.2 million in the first quarter of 2004 related to the loss on redemption and write-off of deferred financing fees associated with the 6.25% convertible notes.

Other Debt Repurchases.    During the first quarter 2004 we repurchased $51.2 million principal amount of our 5.0% convertible notes in privately negotiated transactions for approximately $51.0 million in cash.

Capital Markets.    In April 2004, the SEC declared effective our “universal” shelf registration statement for possible future offerings of an aggregate of up to $1.0 billion of debt and/or equity securities, including the offering of shares of our Class A common stock pursuant to a direct stock purchase plan, with respect to which our Board of Directors currently has approved offerings of up to an aggregate of $150.0 million.

Proposed New Credit Facilities.    We are seeking to refinance our existing $960.8 million senior secured credit facilities with $1.1 billion of new senior secured credit facilities, consisting of an unfunded $400.0 million revolving credit facility, a $300.0 million term loan A and a $400.0 million term loan B. The new senior secured credit facilities would be guaranteed by us and our subsidiaries and would be secured by a pledge of substantially all of our assets. We have received commitments from a group of lenders for the full amount of the new facilities in advance of their efforts to syndicate the facilities to a larger group of financial institutions. Funding of these commitments, however, is subject to negotiation, execution and delivery of definitive loan documentation and other customary closing conditions.

Borrowings under the new credit facilities would be used to repay our existing senior secured credit facilities, which currently have outstanding borrowings of approximately $665.8 million, and for general corporate purposes, including refinancing other existing indebtedness. We are seeking to have the proposed credit facilities in place during the second quarter and expect that they will provide us with greater liquidity and improve our operating and financial flexibility. Upon closing the refinancing, we may be required to write-off deferred financing fees associated with our existing credit facilities of approximately $12.2 million.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to income taxes, impairment of assets, allowances for accounts receivable, investment impairment charges and revenue recognition. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In our Form 10-K for the year ended December 31, 2003, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to income taxes, impairment of assets, allowances for accounts receivable, investment impairment charges and revenue recognition. We have reviewed our policies and determined that these remain our most critical accounting policies for the quarter ended March 31, 2004. We did not make any changes to those policies during the quarter.

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

We have a substantial amount of indebtedness. As of March 31, 2004, we had approximately $3.3 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. Approximately 20% of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase.

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

Significant consolidation among our wireless service provider customers, such as the recently announced transaction between Cingular Wireless and AT&T Wireless, may result in reduced capital expenditures in the aggregate because the existing networks of many wireless carriers overlap, as do their expansion plans. Similar consequences might occur if wireless service providers engage in extensive sharing, roaming or resale arrangements as an alternative to leasing our antennae space. In January 2003, the Federal Communications

Commission (FCC) eliminated its spectrum cap, which prohibited wireless carriers from owning more than 45 MHz of spectrum in any given geographical area. The FCC has also eliminated the cross-interest rule for metropolitan areas, which limited an entity’s ability to own interests in multiple cellular licenses in an overlapping geographical service area. Also, in May 2003, the FCC adopted new rules authorizing wireless radio services holding exclusive licenses to freely lease unused spectrum. Some wireless carriers may be encouraged to consolidate with each other as a result of these regulatory changes as a means to strengthen their financial condition. Consolidation among wireless carriers would also increase our risk that the loss of one or more of our major customers could materially decrease revenues and cash flows.

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

Our expansion in Mexico and Brazil, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. We have loaned $119.8 million (undiscounted) to a Mexican company, own or have the economic rights to over 1,850 towers in Mexico, including approximately 200 broadcast towers (after giving effect to pending transactions) and, subject to certain rejection rights, are contractually committed to construct up to approximately 400 additional towers in that country over the next three years. We also own or have acquired the rights to approximately 425 communications towers in Brazil and are, subject to certain rejection rights, contractually committed to construct up to 350 additional towers in that country over the next three years. The actual number of sites constructed will vary depending on the build out plans of the applicable carrier. We may, if economic and capital market conditions permit, also engage in comparable transactions in other countries in the future. Among the risks of foreign operations are governmental expropriation and regulation, the credit quality of our customers, inability to repatriate earnings or other funds, currency fluctuations, difficulty in recruiting trained personnel, and language and cultural differences, all of which could adversely affect our operations.

A substantial portion of our revenues is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. Approximately 64.2% of our revenues for the three months ended March 31, 2004 and approximately 61.5% of our revenues for the year ended December 31, 2003 were derived from eight customers. Our largest domestic customer is Verizon Wireless, which represented 12.0% of our total revenues for the three months ended March 31, 2004 and 12.3% of our revenues for the year ended December 31, 2003. If the recently announced transaction between Cingular Wireless and AT&T Wireless had occurred as of January 1, 2003, the combined revenues would have represented 16.3% of our revenues for the three months ended March 31, 2004 and 15.0% of our revenues for the year ended December 31, 2003. Our largest international customer is Iusacell Celular, which is an affiliate of TV Azteca. Iusacell Celular accounted for approximately 4.4% and 4.7% of our total revenues for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. TV Azteca also owns a minority interest in Unefon, which is our second largest customer in Mexico and accounted for approximately 2.9% and 2.8% of our total revenues for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. In addition, we received $3.5 million and $14.2 million in interest income, net, from TV Azteca for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. If any of these customers were unwilling or unable to perform their obligations under our agreements with them, our revenues, results of operations, and financial condition could be adversely affected.

In the ordinary course of our business, we also sometimes experience disputes with our customers, generally regarding the interpretation of terms in our agreements. Although historically we have resolved these disputes in a manner that did not have a material adverse effect on our company or our customer relationships, these disputes could lead to a termination of our agreements with customers or a material modification of the terms of those agreements, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable customer could be terminated or damaged, which could lead to decreased revenues or increased costs, resulting in a corresponding adverse effect on our operating results.

Status of Iusacell Celular’s financial restructuring exposes us to certain risks and uncertainties.

Iusacell Celular is our largest customer in Mexico and accounted for approximately 4.4% of our total revenues for the quarter ended March 31, 2004 and approximately 4.7% of our total revenues for the year ended December 31, 2003. In addition, in December 2003 we agreed to acquire up to 143 tower sites from Iusacell for up to an aggregate of $31.4 million, and had acquired 80 tower sites for approximately $18.2 million as of March 31, 2004. Iusacell currently is in default under certain of its debt obligations and is involved in litigation with certain of its creditors. As part of this litigation, Iusacell’s creditors are seeking to enjoin Iusacell from transferring its assets, including the additional tower sites we have agreed to acquire. Although we are not a party to this litigation, it could delay our acquisition of additional tower sites from Iusacell.

If Iusacell files for bankruptcy, or if the creditor litigation has an adverse impact on Iusacell’s overall liquidity, it could interfere with Iusacell’s ability to meet its operating obligations, including rental payments under our leases with them.

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

Our wholly owned subsidiary, Verestar, Inc., filed for protection under Chapter 11 of the federal bankruptcy laws on December 22, 2003. Verestar was reported as a discontinued operation through the date of the bankruptcy filing in 2003 for financial statement purposes and, as of the date of the bankruptcy filing, was deconsolidated for financial statement purposes.

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

Information Presented Pursuant to the Indentures of Our 9 3/8% Notes, 7.50% Notes, ATI 12.25% Notes and ATI 7.25% Notes

The following table sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our 9 3/8% Notes, 7.50% Notes, ATI 12.25% Notes and ATI 7.25% Notes (the Notes). The information contained in note 13 to our condensed consolidated financial statements is also presented to address certain reporting requirements contained in the indentures for our ATI 12.25% Notes and ATI 7.25% Notes.

Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the Notes, are as follows (in thousands):

	9 3/8% Notes	ATI 12.25% Notes, ATI 7.25% Notes, and 7.50% Notes
Tower Cash Flow, for the three months ended March 31, 2004	$112,450	$110,918

Consolidated Cash Flow, for the twelve months ended March 31, 2004	$413,481	$407,375
Less: Tower Cash Flow, for the twelve months ended March 31, 2004	(428,377)	(422,287)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2004	449,800	443,672

Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2004	$434,904	$428,760

Non-Tower Cash Flow, for the twelve months ended March 31, 2004	$(16,825)	$(17,022)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate caps pursuant to our policies. All derivative financial instruments are for purposes other than trading. During the three months ended March 31, 2004, we prepaid $21.0 million of outstanding borrowings under our credit facilities and made principal payments under the term loans of $17.9 million.

The following tables provide information as of March 31, 2004 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

Twelve month period ended March 31, 2004

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$1,748	$16,947	$298,500	$181	$1,808,013	$875,425	$3,000,814	$2,863,108
Average Interest Rate(a)	8.89%	9.06%	9.27%	9.92%	8.80%	6.90%
Variable Rate Debt(a)	$80,871	$113,351	$137,528	$334,019			$665,769	$668,308
Average Interest Rate(a)
Aggregate Notional Amounts Associated with Interest Rate Caps in Place As of March 31, 2004 and Interest Rate Detail by Contractual Maturity Dates (In thousands, except percentages)
Interest Rate CAPS	2005
Notional Amount	$500,000 (b)
Cap Rate	5.00%

(a)	As of March 31, 2004, variable rate debt consists of our credit facilities ($665.8 million) and fixed rate debt consists of: the 2.25% Notes ($0.1 million); the 5.0% Notes ($298.2 million); the 3.25% Notes ($210.0 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($400.0 million); the ATI 12.25% Notes ($808.0 million principal amount due at maturity; the balance as of March 31, 2004 is $440.7 million accreted value, net of the allocated fair value of the related warrants of $42.0 million); the 9 3/8% Notes ($1.0 billion); and other debt of $59.6 million. Interest on the credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at March 31, 2004 for the credit facilities was 3.39%. For the three months ended March 31, 2004, the weighted average interest rate under the credit facilities was 3.67%. The 2.25% Notes bear interest (after giving effect to the accretion of the original discount on the 2.25% Notes) at 6.25% per annum, which is payable semiannually on April 15 and October 15 of each year. The 5.0% Notes bear interest at 5.0% per annum, which is payable semiannually on February 15 and August 15 of each year. The ATI 12.25% Notes bear interest (after giving effect to the accretion of the original discount and the accretion of the warrants) at 14.7% per annum, payable upon maturity. The 9 3/8% Notes bear interest at 9 3/8% per annum, which is payable semiannually on February 1 and August 1 of each year. The 3.25% Notes bear interest at 3.25% per annum, which is payable semiannually on February 1 and August 1 of each year. The ATI 7.25% Notes bear interest at 7.25% per annum, which is payable semiannually on June 1 and December 1 of each year. The 7.50% Notes bear interest at 7.50% per annum, which is payable semiannually on May 1 and November 1 of each year. Other debt consists of notes payable, capital leases and other obligations bearing interest at rates ranging from 7.9% to 12.0%, payable monthly.
(b)	Includes notional amounts of $125,000, $250,000 and $125,000 that will expire in May, June and July 2004, respectively.

We maintain a portion of our cash and cash equivalents and restricted cash and investments in short-term financial instruments that are subject to interest rate risks. Due to the relatively short duration of such instruments, we believe fluctuations in interest rates with respect to those investments will not materially affect our financial condition or results of operations.

Our foreign operations include rental and management segment divisions in Mexico and Brazil. The remeasurement loss for the three months ended March 31, 2004 and 2003 approximated $0.2 million and $0.5 million, respectively.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 2004, Steven B. Dodge retired from our Board of Directors and elected to convert all of his shares of our Class B common stock, which triggered the Dodge Conversion Event as defined in our charter. Accordingly, all 7.0 million outstanding shares of our Class B common stock were converted into shares of our Class A common stock on a one-for-one basis in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933. In addition, in the first quarter of 2004, all 1,224,914 shares of our Class C common stock were converted into shares of our Class A common stock on a one-for-one basis in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

4	Indenture, dated as of February 4, 2004, by and between the Company and The Bank of New York, as Trustee, for the 7.50% Senior Notes due 2012, including the form of 7.50% Senior Note (incorporated by reference from Exhibit 4.8 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004).

10.1	Employment Agreement dated as of January 24, 2004, by and between the Company and Steven B. Dodge (incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004).

10.2	Third Amendment to Second Amended and Restated Loan Agreement, dated as of January 28, 2004 (incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004).

10.3	Notice of Incremental Facility Commitment, dated as of January 28, 2004 (incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004).

10.4	Registration Rights Agreement, dated as of February 4, 2004, by and among the Company and the Purchasers named therein with respect to the 7.50% Senior Notes due 2012 (incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004).

10.5	Letter Agreement, dated as of February 12, 2004, by and between the Company and J. Michael Gearon, Jr. (incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

The exhibits listed on the Exhibit Index are filed herewith in response to this Item.

(b)	Reports on Form 8-K.

During the quarter ended March 31, 2004, the Registrant filed or furnished with the Commission the following Current Reports on Form 8-K:

1.	Form 8-K (Items 5 and 7) filed on January 20, 2004.

2.	Form 8-K (Items 5 and 7) filed on January 27, 2004.

3.	Form 8-K (Items 7 and 12) filed on February 18, 2004.*

4.	Form 8-K (Item 5) filed on February 23, 2004.

*	Information furnished under Item 9 or Item 12 of Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange At of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: May 10, 2004	By:	/s/ BRADLEY E. SINGER
Bradley E. Singer Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Item

4	Indenture, dated as of February 4, 2004, by and between the Company and The Bank of New York, as Trustee, for the 7.50% Senior Notes due 2012, including the form of 7.50% Senior Note (incorporated by reference from Exhibit 4.8 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004).

10.1	Employment Agreement dated as of January 24, 2004, by and between the Company and Steven B. Dodge (incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004).

10.2	Third Amendment to Second Amended and Restated Loan Agreement, dated as of January 28, 2004 (incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004).

10.3	Notice of Incremental Facility Commitment, dated as of January 28, 2004 (incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004).

10.4	Registration Rights Agreement, dated as of February 4, 2004, by and among the Company and the Purchasers named therein with respect to the 7.50% Senior Notes due 2012 (incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004).

10.5	Letter Agreement, dated as of February 12, 2004, by and between the Company and J. Michael Gearon, Jr. (incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

1