Form 10-Q
period 2004-06-30
AMERICAN TOWER CORP /MA/
filed 2004-08-09
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2004.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

American Tower Corporation

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of August 5, 2004, 224,416,228 shares of Class A Common Stock were outstanding.

AMERICAN TOWER CORPORATION

PART 1.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(In Thousands, Except Share Data)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$197,856	$105,465
Restricted cash and investments		170,036
Accounts receivable, net of allowances of $13,677 and $17,445, respectively	44,193	57,735
Prepaid and other current assets	38,045	34,105
Costs and earnings in excess of billings on uncompleted contracts and unbilled receivables	16,065	19,933
Deferred income taxes	14,122	14,122
Assets held for sale	3,389	10,119

Total current assets	313,670	411,515

PROPERTY AND EQUIPMENT, net	2,450,921	2,546,525
OTHER INTANGIBLE ASSETS, net	1,043,706	1,057,077
GOODWILL, net	592,683	592,683
DEFERRED INCOME TAXES	479,469	449,180
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	285,821	275,508

TOTAL	$5,166,270	$5,332,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$104,285	$107,557
Accrued interest	52,639	59,734
Current portion of long-term obligations	6,495	77,622
Billings in excess of costs on uncompleted contracts and unearned revenue	34,445	41,449
Liabilities held for sale		8,416

Total current liabilities	197,864	294,778

LONG-TERM OBLIGATIONS	3,260,322	3,283,603
OTHER LONG-TERM LIABILITIES	46,228	23,961

Total liabilities	3,504,414	3,602,342

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES	11,697	18,599

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 500,000,000 shares authorized; 224,287,636 and 211,855,658 shares issued, 224,142,415 and 211,710,437 shares outstanding, respectively	2,243	2,119
Class B Common Stock: $.01 par value; 50,000,000 shares authorized; 0 and 6,969,529 shares issued and outstanding, respectively		70
Class C Common Stock: $.01 par value; 10,000,000 shares authorized; 0 and 1,224,914 shares issued and outstanding, respectively		12
Additional paid-in capital	3,946,144	3,910,879
Accumulated deficit	(2,293,862)	(2,190,447)
Note receivable		(6,720)
Treasury stock (145,221 shares at cost)	(4,366)	(4,366)

Total stockholders’ equity	1,650,159	1,711,547

TOTAL	$5,166,270	$5,332,488

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Rental and management	$167,587	$151,916	$332,163	$298,378
Network development services	25,385	23,366	46,988	38,371

Total operating revenues	192,972	175,282	379,151	336,749

OPERATING EXPENSES:
Rental and management	55,551	54,205	111,217	108,901
Network development services	24,183	21,500	44,997	36,212
Depreciation, amortization and accretion	81,925	79,624	159,059	159,278
Corporate general, administrative and development expense	6,651	6,965	13,530	13,613
Impairments, net loss on sale of long-lived assets and restructuring expense	5,373	8,002	9,287	11,698

Total operating expenses	173,683	170,296	338,090	329,702

OPERATING INCOME FROM CONTINUING OPERATIONS	19,289	4,986	41,061	7,047

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $375, $371, $751 and $747, respectively	3,652	3,528	7,192	7,030
Interest income	1,122	1,930	2,236	2,856
Interest expense	(68,045)	(71,201)	(137,217)	(142,943)
Loss on retirement of long-term obligations	(31,388)	(35,832)	(39,441)	(44,323)
Loss on investments and other expense	(1,277)	(402)	(2,099)	(25,601)
Minority interest in net earnings of subsidiaries	(490)	(793)	(1,913)	(1,363)

Total other expense	(96,426)	(102,770)	(171,242)	(204,344)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(77,137)	(97,784)	(130,181)	(197,297)
INCOME TAX BENEFIT	17,194	17,585	27,644	36,860

LOSS FROM CONTINUING OPERATIONS	(59,943)	(80,199)	(102,537)	(160,437)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $318, $1,358, $473 AND $4,205, RESPECTIVELY	(592)	(27,516)	(878)	(38,901)

NET LOSS	$(60,535)	$(107,715)	$(103,415)	$(199,338)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.27)	$(0.40)	$(0.46)	$(0.80)
Loss from discontinued operations	(0.00)	(0.13)	(0.01)	(0.20)

NET LOSS PER COMMON SHARE	$(0.27)	$(0.53)	$(0.47)	$(1.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	223,578	202,913	221,993	199,328

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(In Thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(103,415)	$(199,338)
Other non-cash items reflected in statements of operations	224,028	265,104
Decrease in assets	2,934	7,558
Decrease in liabilities	(18,157)	(22,737)

Cash provided by operating activities	105,390	50,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(18,666)	(32,691)
Payments for acquisitions	(18,353)	(41,096)
Payment for acquisition of Mexico minority interest	(3,947)
Proceeds from sale of businesses and other long-term assets	21,288	77,317
Deposits, investments and other long-term assets	548	635

Cash (used for) provided by investing activities	(19,130)	4,165

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt securities	225,000	419,884
Net proceeds from stock options and other	8,780	1,584
Repayment of notes payable, credit facility and capital leases	(1,076,978)	(281,799)
Borrowings under credit facility	700,000
Restricted cash and investments	170,036	(192,885)
Deferred financing costs	(20,707)	(21,231)

Cash provided by (used for) financing activities	6,131	(74,447)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	92,391	(19,695)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	105,465	127,292

CASH AND CASH EQUIVALENTS, END OF PERIOD	$197,856	$107,597

CASH PAID FOR INCOME TAXES	$989	$1,158

CASH PAID FOR INTEREST	$103,979	$122,399

NON-CASH TRANSACTIONS
Issuance of common stock in exchange for acquisition of Mexico minority interest	$24,773
Capital leases	2,996
Change in fair value of cash flow hedges (net of tax)		$4,584
2.25% note conversions (excluding note conversion expense)		47,647

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

Inventories—Inventories, which consist entirely of finished goods, are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) basis. As of June 30, 2004 and December 31, 2003, inventories were approximately $3.5 million and $3.2 million, respectively, and are included in prepaid and other current assets in the accompanying condensed consolidated balance sheets.

Loss Per Common Share—Basic and diluted loss per common share have been computed by dividing the Company’s loss by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2004 and 2003, potential common shares, including options, warrants and shares issuable upon conversion of the Company’s convertible notes, have been excluded from the computation of diluted loss per common share, as their effect is anti-dilutive. Potential common shares excluded from the calculation of loss per share were approximately 57.9 million and 57.8 million for the six months ended June 30, 2004 and 2003, respectively.

Sales of Subsidiary Stock—As described in note 10, during the six months ended June 30, 2004, certain option holders exercised options to purchase a 3.2% interest in the subsidiary that conducts the Company’s Mexico operations. As a result, the Company adopted the provisions of SEC Staff Accounting Bulletin (SAB) No. 51, “Accounting for Sales of Stock by a Subsidiary,” and recorded the difference between the Company’s carrying value of the interest in the subsidiary’s equity that was sold over the proceeds received for that interest to additional paid-in-capital. The Company will record any gains or losses resulting from the future sale of stock by a subsidiary as a component of stockholders’ equity.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (as amended) to stock-based compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(60,535)	$(107,715)	$(103,415)	$(199,338)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(6,937)	(6,435)	(12,840)	(13,735)

Pro-forma net loss	$(67,472)	$(114,150)	$(116,255)	$(213,073)

Basic and diluted net loss per share—as reported	$(0.27)	$(0.53)	$(0.47)	$(1.00)
Basic and diluted net loss per share pro-forma	$(0.30)	$(0.56)	$(0.52)	$(1.07)

Asset Retirement Obligations—The Company adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” during 2003. During the three months ended June 30, 2004, the Company revised certain assumptions used in estimating its aggregate retirement obligation. The impact of these revisions resulted in an increase in depreciation, amortization and accretion expense of $4.5 million, an increase in tower assets of $12.0 million, and an increase in other long-term liabilities of approximately $16.0 million.

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

3.    Discontinued Operations

During the six months ended June 30, 2004 and the year ended December 31, 2003, in connection with the Company’s plan to focus on its core tower business, the Company sold or committed to sell several non-core businesses. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the operating results of these businesses as discontinued operations in the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

accompanying condensed consolidated statements of operations. In addition, the assets and liabilities of the discontinued operations not disposed of as of June 30, 2004 and December 31, 2003 have been reflected as assets held for sale and liabilities held for sale in the accompanying condensed consolidated balance sheets.

The following businesses have been reflected as discontinued operations in the accompanying condensed consolidated statements of operations:

Verestar—In December 2002, the Company committed to a plan to sell Verestar, Inc., a wholly owned subsidiary, by December 31, 2003. On December 22, 2003, Verestar and its subsidiaries (collectively, Verestar) filed for protection under Chapter 11 of the federal bankruptcy laws. Verestar was reported as a discontinued operation through the date of the bankruptcy filing, and, as of that date, the Company ceased to consolidate Verestar’s financial results. (See note 9.)

Kline—In June 2003, the Company committed to a plan to sell Kline Iron & Steel Co., Inc. (Kline). During 2004, the Company sold substantially all the assets of Kline for approximately $4.0 million in cash and up to an additional $2.0 million in cash payable in 2006 based on future revenues generated by Kline. Kline was previously included in the Company’s network development services segment.

Summary operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003(1)	2004	2003(1)
Revenue	$220	$51,601	$3,857	$113,414

Loss from discontinued operations	$(910)	$(3,360)	$(1,014)	$(11,390)
Income tax benefit on loss from discontinued operations	318	486	355	1,182
Net loss on disposal of discontinued operations, net of tax benefit of $0, $872, $118, and $3,023, respectively	—	(24,642)	(219)	(28,693)

Loss from discontinued operations, net	$(592)	$(27,516)	$(878)	$(38,901)

(1)	In addition to the businesses described above, loss from discontinued operations, net for the periods ended June 30, 2003 includes the results of operations of the following: Flash Technologies, sold in January 2003; Maritime Telecommunications Network, sold in February 2003; an office building in Schaumburg, Illinois, sold in March 2003; an office building in Westwood, Massachusetts, sold in May 2003; and Galaxy Engineering, sold in August 2003. Loss from discontinued operations, net for the six months ended June 30, 2003 also includes estimated net losses on the disposal of Verestar and Kline and a net loss on the disposal of an office building in Westwood, Massachusetts.

As of June 30, 2004 and December 31, 2003, the Company had assets held for sale and liabilities held for sale comprised of the following (in thousands):

	June 30, 2004	December 31, 2003
Accounts receivable, net		$2,982
Prepaid and other current assets		1,554
Property and equipment, net	$3,389	5,532
Other long-term assets		51

Assets held for sale	$3,389	$10,119

Accounts payable, accrued expenses and other current liabilities	$—	$8,416

Liabilities held for sale	$—	$8,416

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

4.    Goodwill and Other Intangible Assets

The Company’s net carrying amount of goodwill as of June 30, 2004 and December 31, 2003 was approximately $592.7 million, all of which related to its rental and management segment.

Summarized information about the Company’s acquired intangible assets subject to amortization is as follows (in thousands):

	June 30, 2004	December 31, 2003
Acquired customer base and network location intangibles	$1,335,546	$1,299,708
Deferred financing costs	99,968	111,484
Acquired licenses and other intangibles	43,326	43,125

Subtotal	1,478,840	1,454,317
Less accumulated amortization	(435,134)	(397,240)

Other intangible assets, net	$1,043,706	$1,057,077

The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization of intangible assets for the three and six months ended June 30, 2004 was approximately $22.9 million and $45.7 million (excluding amortization of deferred financing costs, which is included in interest expense). The Company expects to record estimated amortization expense of $91.5 million for the year ended December 31, 2004, $91.5 million for the years ended December 31, 2005 and 2006, and $89.1 million for the years ended December 31, 2007, 2008 and 2009.

5.    Financing Transactions

New Credit Facility—In May 2004, the Company refinanced its previous credit facility with a new $1.1 billion senior secured credit facility. At closing, the Company received $685.5 million of net proceeds from the borrowings under the new facility, after deducting related expenses and fees. Approximately $670.0 million of the net proceeds were used to repay principal of $665.8 million and interest of $4.2 million on the previous credit facility. The Company used the remaining net proceeds of $15.5 million for general corporate purposes, including the repurchase of other outstanding debt securities. The Company recorded a charge of $11.7 million related to the write-off of deferred financing fees associated with its previous credit facility which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2004.

The new credit facility consists of the following:

•	$400.0 million in undrawn revolving loan commitments, against which approximately $26.7 million of undrawn letters of credit were outstanding at June 30, 2004, maturing on February 28, 2011;

•	a $300.0 million term loan A, which is fully drawn, maturing on February 28, 2011; and

•	a $400.0 million term loan B, which is fully drawn, maturing on August 31, 2011.

The new credit facility extends the previous credit facility maturity dates from 2007 to 2011 for a majority of the borrowings outstanding under the new credit facility, subject to certain conditions described below, and permits the Company to use borrowings under the new credit facility and internally generated funds to repurchase other indebtedness without additional lender approval. The new credit facility is guaranteed by the Company and its subsidiaries and secured by a pledge of substantially all of the Company’s assets. The new credit facility also

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

contains certain financial ratios and operating covenants and other restrictions similar to the previous credit facility (including limitations on additional debt, guarantees, use of proceeds from asset sales, dividends and distributions, investments and liens) with which the Company’s borrower and restricted subsidiaries must comply.

The maturity date for term loan A and any outstanding revolving loans will be accelerated to August 15, 2008 and the maturity date for term loan B will be accelerated to October 31, 2008 if (1) on or prior to August 1, 2008, the Company’s 9 3/8% senior notes have not been (a) refinanced with parent company indebtedness having a maturity date of February 28, 2012 or later or with loans under the new credit facility, or (b) repaid, prepaid, redeemed, repurchased or otherwise retired; and (2) the Company’s consolidated leverage ratio (total parent company debt to annualized operating cash flow) at June 30, 2008 exceeds 4.50 to 1.00. If this were to occur, the payments due in 2008 for term loan A and term loan B would be $225.0 million and $386.0 million, respectively.

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

The 7.50% Notes mature on May 1, 2012 and interest is payable semiannually in arrears on May 1 and November 1 beginning May 1, 2004. The Company may redeem the 7.50% Notes after May 1, 2008. The initial redemption price on the 7.50% Notes is 103.750% of the principal amount, subject to a ratable decline after May 1 of the following year to 100% of the principal amount in 2010 and thereafter. The 7.50% Notes rank equally with the 5.0% Notes, the 3.25% convertible notes and the 9 3/8% senior notes and are structurally and effectively junior to indebtedness outstanding under the credit facility, the 12.25% senior subordinated discount notes issued by American Towers, Inc. (ATI), a wholly owned subsidiary of the Company (ATI 12.25% Notes), and the 7.25% senior subordinated notes issued by ATI (ATI 7.25% Notes). The indenture for the 7.50% Notes contains certain covenants that restrict the Company’s ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions.

ATI 12.25% Notes Repurchases—During the six months ended June 30, 2004, the Company repurchased an aggregate of $100.1 million face amount ($56.3 million accreted value, net of $5.0 million fair value discount allocated to warrants) of its ATI 12.25% Notes for approximately $73.6 million in cash. As a result of these transactions, the Company recorded a charge of $19.0 million related to the write-off of deferred financing fees and amounts paid in excess of accreted value. Such loss is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2004.

9 3/8% Senior Notes Repurchases—During the six months ended June 30, 2004, the Company repurchased $6.6 million principal amount of its 9 3/8% senior notes for approximately $7.0 million in cash. As a result of these transactions, the Company recorded a charge of $0.5 million related to the write-off of deferred financing fees and amounts paid in excess of the principal amount. Such loss is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2004.

5.0% Notes Repurchases—During the six months ended June 30, 2004, the Company repurchased $73.7 million principal amount of its 5.0% Notes for approximately $73.3 million in cash. As a result of these transactions, the Company recorded a charge of $0.7 million related to the write-off of deferred financing fees. Such loss is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2004.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

6.25% Notes Redemption—In February 2004, the Company completed the redemption of its 6.25% Notes. The 6.25% Notes were redeemed pursuant to the terms of the indenture at 102.083% of the principal amount plus unpaid and accrued interest. The total aggregate redemption price was $221.9 million, including $4.8 million in accrued interest. As a result, the Company recorded a charge of $7.2 million related to the loss on redemption and write-off of deferred financing fees. Such loss is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2004.

6.    Restructuring

During the six months ended June 30, 2004, the Company made cash payments against its accrued restructuring liability. Such payments were as follows (in thousands):

	Liability as of January 1, 2004	Cash Payments	Liability as of June 30, 2004
Employee separations	$2,239	$(1,812)	$427
Lease terminations and other facility closing costs	1,450	(197)	1,253

Total	$3,689	$(2,009)	$1,680

There were no material changes in estimates related to the Company’s accrued restructuring liability during the six months ended June 30, 2004. The Company expects to pay the balance of the employee separation liabilities during the remainder of 2004. Additionally, the Company continues to negotiate certain lease terminations associated with its restructuring liability. Such liability is reflected in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

The accounting policies applied in compiling segment information below are similar to those described in the Company’s 2003 Annual Report on Form 10-K. In evaluating financial performance, management focuses on operating profit (loss), excluding depreciation, amortization and accretion; corporate general, administrative and development expense; and impairments, net loss on sale of long-lived assets and restructuring expense. This measure of operating profit (loss) is also before interest income, interest expense, loss on investments and other expense, loss on retirement of long-term obligations, minority interest in net earnings of subsidiaries, income taxes and discontinued operations. For reporting purposes, the RM segment includes interest income, TV Azteca, net.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments as of and for the three and six months ended June 30, 2004 and 2003 is shown in the following table. The Other column below represents amounts excluded from specific segments, such as depreciation, amortization and accretion; corporate general, administrative and development expense; impairments, net loss on sale of long-lived assets and restructuring expense; interest income; interest expense; loss on investments and other expense; loss on retirement of long-

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

term obligations; and minority interest in net earnings of subsidiaries. In addition, the Other column also includes corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts that have not been allocated to specific segments, as well as assets held for sale.

Three months ended June 30, (in thousands)	RM	Services	Other	Total
2004
Revenues	$167,587	$25,385		$192,972
Operating profit (loss)	115,688	1,202	$(194,027)	(77,137)
Assets	4,274,899	72,730	818,641	5,166,270
2003
Revenues	$151,916	$23,366		$175,282
Operating profit (loss)	101,239	1,866	$(200,889)	(97,784)
Assets	4,458,383	72,399	1,045,470	5,576,252

Six months ended June 30, (in thousands)
2004
Revenues	$332,163	$46,988		$379,151
Operating profit (loss)	228,138	1,991	$(360,310)	$(130,181)
Assets	4,274,899	72,730	818,641	5,166,270
2003
Revenues	$298,378	$38,371		$336,749
Operating profit (loss)	196,507	2,159	$(395,963)	(197,297)
Assets	4,458,383	72,399	1,045,470	5,576,252

8.    Acquisitions

During the six months ended June 30, 2004, the Company acquired 138 communications sites for an aggregate preliminary purchase price of approximately $18.4 million in cash. The Company has accounted for the acquisition of these towers under the purchase method of accounting.

Unaudited Pro Forma Operating Results—The unaudited pro forma results of operations for the three and six months ended June 30, 2004 and 2003 are not presented for comparative purposes due to the insignificant impact of the 2004 acquisitions (as described above) on the Company’s condensed consolidated results of operations.

9.    Commitments and Contingencies

Verestar—As discussed in note 3, Verestar filed for protection under Chapter 11 of the federal bankruptcy laws on December 22, 2003. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against the Company for breaches by Verestar of those contracts as to which the Company is primarily or secondarily liable as a guarantor. The Company accrued its estimate of costs to settle these obligations as of December 31, 2003 and there were no material changes to this estimate during the six months ended June 30, 2004. In addition, Verestar’s bankruptcy estate may bring certain claims against the Company or seek to hold the Company liable for certain transfers made by Verestar to the Company and/or for Verestar’s obligations to creditors under various equitable theories recognized under bankruptcy law. The Official Committee of Unsecured Creditors appointed in the Verestar bankruptcy proceeding (the Committee) has requested, and the Company has agreed to produce, certain documents in connection with a subpoena for Rule 2004 Examination (as defined under federal bankruptcy laws) issued by the Committee. The Bankruptcy Court also entered an order approving a stipulation between Verestar and the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Committee that permits the Committee to file claims against the Company and/or its affiliates on behalf of Verestar. The Committee has not filed any claims against the Company or its affiliates. In the opinion of management, the resolution of any claims that may be made against the Company by Verestar’s bankruptcy estate will not have a material impact on the Company’s consolidated financial position, results of operations or liquidity. Finally, the Company will incur additional costs in connection with its involvement in the reorganization or liquidation of Verestar’s business.

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company’s consolidated financial position, the results of its operations or liquidity.

Acquisition Commitments—As of June 30, 2004, the Company was party to agreements relating to the acquisition of 63 tower assets from Iusacell Celular (Iusacell) for an aggregate remaining purchase price of approximately $13.2 million. The Company may pursue the acquisitions of other properties and businesses in new and existing locations, although there are no definitive material agreements with respect thereto.

Build-to-Suit Agreements—As of June 30, 2004, the Company was party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. Under the terms of the agreements, the Company may be obligated to construct up to 750 towers (400 towers in Mexico and 350 towers in Brazil) over a three-year period. During the six months ended June 30, 2004, the Company constructed 16 towers in Mexico and no towers in Brazil.

10.    ATC International Transactions

ATC Mexico Holding— In April 2004, the Company repurchased an 8.8% interest in ATC Mexico Holding Corp., the subsidiary through which the Company conducts its Mexico operations (ATC Mexico) from J. Michael Gearon, Jr. (Mr. Gearon), an executive officer of the Company. Mr. Gearon had exercised his previously disclosed put right in January 2004 requiring the Company to purchase his interest in ATC Mexico. The net aggregate consideration paid for Mr. Gearon’s interest was $35.9 million (after the repayment of Mr. Gearon’s $6.7 million loan from the Company, inclusive of the related accrued interest). The Company issued Mr. Gearon 2,203,968 shares of its Class A common stock valued at $24.8 million and paid $3.9 million in cash in satisfaction of 80% of the net consideration due to him. Payment of the remaining 20% of the purchase price of $7.3 million is contingent upon ATC Mexico satisfying certain performance criteria and will be paid in cash, if at all, in January 2005. The Company’s board of directors approved the determination of the fair market value of Mr. Gearon’s interest with the assistance of an independent financial advisor.

In accordance with FASB No. 141 “Business Combinations” the acquisition has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the net assets acquired (principally intangible assets). The allocation is preliminary as an appraisal of the net assets acquired has not been finalized. The Company does not expect changes in depreciation and amortization from the finalization of the purchase price allocation to be material to its consolidated results of operations.

As of June 30, 2004, the Company owns a 96.8% interest in ATC Mexico. The remaining 3.2% minority interest in ATC Mexico is held by ATC Mexico employees and an executive officer of the Company. In the first quarter of 2004, 318 options held by ATC Mexico employees and an executive officer of the Company under the ATC Mexico Stock Option Plan were exercised. In connection with the issuance of these shares, the Company adopted the provisions of SEC SAB No. 51 and recorded a $1.8 million reduction to stockholders’ equity in the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

accompanying condensed consolidated balance sheet as of June 30, 2004. Such adjustment reflected the difference in the Company’s carrying value of the interest in ATC Mexico’s equity that was sold over the proceeds received for that interest. (See note 1.) The employees holding these shares also may require the Company to purchase their interests in ATC Mexico six months following their issuance at the then fair market value, which date will occur in the third quarter of 2004. William H. Hess, an executive officer of the Company, owns a 1.4% interest in ATC Mexico as a result of his exercise of options granted to him under the ATC Mexico Stock Option Plan.

ATC South America—During the six months ended June 30, 2004, the Company consummated a previously disclosed arrangement with Mr. Gearon pursuant to which he would purchase an equity interest in certain of the Company’s international subsidiaries, including ATC South America Holding Corp., the subsidiary through which the Company conducts its Brazilian operations (ATC South America). On March 31, 2004, ATC South America issued Mr. Gearon stock representing a 1.68% interest for approximately $1.0 million in cash. The Company’s carrying value of the equity interest that was sold approximated the fair value. Accordingly, the Company recorded no gain or loss in accordance with SEC SAB No. 51. The purchase price represented the fair market value of a 1.68% interest in ATC South America on the date of the sale, as determined by an independent appraiser. Mr. Gearon may require the Company to purchase his interest in ATC South America, for its then fair market value, at any time after the earliest to occur of December 31, 2004 or Mr. Gearon’s death or disability, and the Company has the right to purchase Mr. Gearon’s interest in ATC South America, for its then fair market value, at any time after the earliest to occur of December 31, 2005, Mr. Gearon’s death or disability, or the occurrence of either a Gearon Termination Event or a Forfeiture Event (each as defined in the Company’s stockholder agreement with Mr. Gearon).

As part of Mr. Gearon’s investment, ATC South America’s Board of Directors also approved the formation of the ATC South America Stock Option Plan that provides for the issuance of options to officers, employees, directors and consultants of ATC South America, including Mr. Gearon, to purchase up to an aggregate 10.32% interest in ATC South America. During the six months ended June 30, 2004, ATC South America granted 6,027 options to purchase shares of ATC South America common stock to officers and employees, including Messrs. Gearon and Hess, who received options to purchase shares representing a 6.72% and 1.6% interest, respectively. The exercise price per share is $1,000, which was the fair market value per share on the date of grant based on an independent appraisal performed at the Company’s request. Options granted vest upon the earlier to occur of: the exercise by or on behalf of Mr. Gearon of his right to require the Company to purchase his interest in ATC South America; the exercise by the Company of its right to acquire Mr. Gearon’s interest in ATC South America; or July 1, 2006. These options expire ten years from the date of grant. The employees holding these options may also require the Company to purchase their interests in ATC South America six months following the exercise of their options at the then fair market value.

11.    Common Stock Conversions

In February 2004, Steven B. Dodge, our former Chairman and Chief Executive Officer, retired from the Company’s Board of Directors and elected to convert all of his shares of the Company’s Class B common stock, which triggered the Dodge Conversion Event as defined in the Company’s charter. Accordingly, all outstanding shares of Class B common stock were converted into shares of Class A common stock on a one-for-one basis. In addition, in February 2004, all outstanding shares of the Company’s Class C common stock were converted into shares of its Class A common stock on a one-for-one basis. The Company’s charter prohibits the future issuance of shares of Class B common stock, but permits the future issuance of shares of Class C common stock.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

12.    Subsequent Events

In August 2004, the Company announced that it is considering strategic alternatives for its construction services group, including a potential sale of all of its construction service capabilities. The construction services group is currently included in the network development services segment and had revenues of $21.2 million and $22.6 million for the three months ended June 30, 2004 and 2003, respectively, and $39.2 million and $36.2 million for the six months ended June 30, 2004 and 2003, respectively. The construction services group had essentially no segment operating profit for the three months ended June 30, 2004 and segment operating profit of $2.3 million for the three months ended June 30, 2003, and it had segment operating profit of $0.3 million and $2.0 million for the six months ended June 30, 2004 and 2003, respectively. Regardless of the alternative chosen with respect to the construction services group, the Company’s network development services segment will continue to provide complementary non-construction services to our rental and management segment such as site acquisition, zoning, permitting and structural analysis.

ATI 12.25% Notes Repurchases—From July 1, 2004 to August 5, 2004, the Company repurchased an aggregate of $52.6 million face amount ($29.9 million accreted value, net of $2.6 million fair value discount allocated to warrants) of its ATI 12.25% Notes for approximately $39.0 million in cash. As a result of these transactions, the Company expects to record a charge of $10.1 million related to the write-off of deferred financing fees and amounts paid in excess of accreted value, which will be reflected in loss on retirement of long-term obligations in its condensed consolidated statement of operations for the third quarter of 2004.

9 3/8% Senior Notes Repurchases—From July 1, 2004 to August 5, 2004, the Company repurchased $20.3 million principal amount of its 9 3/8% Senior Notes for approximately $21.8 million in cash. As a result of these transactions, the Company expects to record a charge of $1.8 million related to the write-off of deferred financing fees and amounts paid in excess of the principal amount, which will be reflected in loss on retirement of long-term obligations in its condensed consolidated statement of operations for the third quarter of 2004.

13.    Subsidiary Guarantees

ATI’s payment obligations under the ATI 12.25% Notes and the ATI 7.25% Notes (collectively, the ATI Notes) are fully and unconditionally guaranteed on joint and several bases by the Company (ATI’s parent) and substantially all of the Company’s and ATI’s wholly owned domestic subsidiaries. The ATI Notes and the subsidiary guarantees under the ATI Notes are subordinated to all indebtedness under the credit facility.

The following condensed consolidating financial data illustrates the composition of the Company, ATI, the combined guarantor subsidiaries under the ATI Notes and non-guarantor subsidiaries. These statements have been prepared in accordance with the rules and requirements of the Securities and Exchange Commission and the requirements contained in the ATI Notes indenture. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the guarantors. No single guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the subsidiary guarantee other than its subordination to the credit facility described above.

Investments in subsidiaries are accounted for by the Company under the equity method for purposes of the supplemental consolidating presentation. In addition, ATI and the guarantor subsidiaries account for their subsidiaries that are not guarantors under the equity method. (Earnings) losses of subsidiaries accounted for under the equity method are therefore reflected in their parents’ investment accounts. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2004

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$105,854	$63,394	$211	$28,397		$197,856
Accounts receivable, net		38,934	436	4,823		44,193
Prepaid & other current assets	4,435	37,012	5,070	7,593		54,110
Deferred income taxes	14,122					14,122
Assets held for sale			3,389			3,389

Total current assets	124,411	139,340	9,106	40,813		313,670

PROPERTY AND EQUIPMENT, NET		2,107,841	19,443	323,637		2,450,921
INTANGIBLE ASSETS, NET	34,006	1,476,375	9,503	116,505		1,636,389
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	2,766,428	26,282	501,365		$(3,294,075)
OTHER LONG-TERM ASSETS	486,636	167,823	25	110,806		765,290

TOTAL	$3,411,481	$3,917,661	$539,442	$591,761	$(3,294,075)	$5,166,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$57,173	$80,204	$3,634	$15,913		$156,924
Current portion of long-term obligations	45	5,994		456		6,495
Other current liabilities		33,888	577	(20)		34,445

Total current liabilities	57,218	120,086	4,211	16,349		197,864

LONG-TERM OBLIGATIONS	1,704,104	1,521,275	4	34,939		3,260,322
OTHER LONG-TERM LIABILITIES		45,001	98	1,129		46,228

Total liabilities	1,761,322	1,686,362	4,313	52,417		3,504,414

MINORITY INTEREST IN SUBSIDIARIES				11,697		11,697
STOCKHOLDERS’ EQUITY
Common stock	2,243					2,243
Additional paid-in capital	3,946,144	3,419,799	470,464	956,635	$(4,846,898)	3,946,144
Accumulated (deficit) earnings	(2,293,862)	(1,188,500)	64,665	(428,988)	1,552,823	(2,293,862)
Note receivable
Treasury stock	(4,366)					(4,366)

Total stockholders’ equity	1,650,159	2,231,299	535,129	527,647	(3,294,075)	1,650,159

TOTAL	$3,411,481	$3,917,661	$539,442	$591,761	$(3,294,075)	$5,166,270

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$158,964	$3,636	$30,372		$192,972
Operating expenses		149,196	3,641	20,846		173,683

Operating income (loss) from continuing operations		9,768	(5)	9,526		19,289

Other income (expense):
Interest income, TV Azteca, net				3,652		3,652
Interest income	$262	544		316		1,122
Interest expense	(34,647)	(32,887)	(2)	(509)		(68,045)
Other expense	(622)	(31,404)	(2)	(637)		(32,665)
Minority interest in net earnings of subsidiaries				(490)		(490)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(30,609)	490	13,218		$16,901

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(65,616)	(53,489)	13,209	11,858	16,901	(77,137)
INCOME TAX BENEFIT	5,081	10,243	20	1,850		17,194

(LOSS) INCOME FROM CONTINUING OPERATIONS	(60,535)	(43,246)	13,229	13,708	16,901	(59,943)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX (PROVISION) BENEFIT		61	(653)			(592)

NET (LOSS) INCOME	$(60,535)	$(43,185)	$12,576	$13,708	$16,901	$(60,535)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$313,652	$4,756	$60,743		$379,151
Operating expenses		293,720	4,402	39,968		338,090

Operating income from continuing operations		19,932	354	20,775		41,061

Other income (expense):
Interest income, TV Azteca, net				7,192		7,192
Interest income	$558	1,297		381		2,236
Interest expense	(70,375)	(66,037)	(2)	(803)		(137,217)
Other expense	(8,441)	(32,260)	(2)	(837)		(41,540)
Minority interest in net earnings of subsidiaries				(1,913)		(1,913)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(41,500)	920	19,155		$21,425

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(119,758)	(76,148)	19,505	24,795	21,425	(130,181)
INCOME TAX BENEFIT (PROVISION)	16,343	16,094	(73)	(4,720)		27,644

(LOSS) INCOME FROM CONTINUING OPERATIONS	(103,415)	(60,054)	19,432	20,075	21,425	(102,537)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(121)	(757)			(878)

NET (LOSS) INCOME	$(103,415)	$(60,175)	$18,675	$20,075	$21,425	$(103,415)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(71,376)	$132,597	$(1,283)	$45,452	$105,390

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(12,352)	(1,171)	(5,143)	(18,666)
Payments for acquisitions		(4,511)		(17,789)	(22,300)
Proceeds from sale of businesses and other long-term assets		13,444	3,683	4,161	21,288
Deposits, investments and other long-term assets		857	25	(334)	548

Cash (used for) provided by investing activities		(2,562)	2,537	(19,105)	(19,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt securities	225,000				225,000
Borrowings under credit facility		700,000			700,000
Repayment of notes payable, credit facility and capital leases	(297,441)	(779,168)		(369)	(1,076,978)
Deferred financing costs, restricted cash and other	125,911	32,198			158,109
Investments in and advances from (to) subsidiaries	109,843	(81,480)	(1,879)	(26,484)

Cash provided by (used for) financing activities	163,313	(128,450)	(1,879)	(26,853)	6,131

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	91,937	1,585	(625)	(506)	92,391
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,917	61,809	836	28,903	105,465

CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,854	$63,394	$211	$28,397	$197,856

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2003

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,917	$61,809	$836	$28,903		$105,465
Restricted cash and investments	120,915	49,121				170,036
Accounts receivable, net		49,957	317	7,461		57,735
Prepaid and other current assets	3,621	42,582	3,717	4,118		54,038
Deferred income taxes	14,122					14,122
Assets held for sale			10,119			10,119

Total current assets	152,575	203,469	14,989	40,482		411,515

PROPERTY AND EQUIPMENT, NET		2,191,674	19,199	335,652		2,546,525
INTANGIBLE ASSETS, NET	37,679	1,520,212	9,508	82,361		1,649,760
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	2,895,958	26,822	463,723		$(3,386,503)
OTHER LONG-TERM ASSETS	465,429	158,668		100,591		724,688

TOTAL	$3,551,641	$4,100,845	$507,419	$559,086	$(3,386,503)	$5,332,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$61,175	$91,938		$14,178		$167,291
Current portion of long-term obligations	44	77,166		412		77,622
Other current liabilities		41,449				41,449
Liabilities held for sale			$8,416			8,416

Total current liabilities	61,219	210,553	8,416	14,590		294,778

LONG-TERM OBLIGATIONS	1,772,155	1,476,096		35,352		3,283,603
OTHER LONG-TERM LIABILITIES		23,961				23,961

Total liabilities	1,833,374	1,710,610	8,416	49,942		3,602,342

MINORITY INTEREST IN SUBSIDIARIES				18,599		18,599
STOCKHOLDERS’ EQUITY:
Common stock	2,201					2,201
Additional paid-in capital	3,910,879	3,518,560	453,013	946,328	$(4,917,901)	3,910,879
Accumulated (deficit) earnings	(2,190,447)	(1,128,325)	45,990	(449,063)	1,531,398	(2,190,447)
Note receivable				(6,720)		(6,720)
Treasury stock	(4,366)					(4,366)

Total stockholders’ equity	1,718,267	2,390,235	499,003	490,545	(3,386,503)	1,711,547

TOTAL	$3,551,641	$4,100,845	$507,419	$559,086	$(3,386,503)	$5,332,488

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$151,509	$1,013	$22,760		$175,282
Operating expenses		151,840	767	17,689		170,296

Operating (loss) income from continuing operations		(331)	246	5,071		4,986

Other income (expense):
Interest income, TV Azteca, net				3,528		3,528
Interest income		1,861		69		1,930
Interest expense	$(36,502)	(34,274)		(425)		(71,201)
Other expense	(35,832)	(149)		(253)		(36,234)
Minority interest in net earnings of subsidiaries				(793)		(793)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(45,074)	250	4,330		$40,494

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(117,408)	(32,643)	4,576	7,197	40,494	(97,784)
INCOME TAX BENEFIT (PROVISION)	9,693	10,306	(76)	(2,338)		17,585

(LOSS) INCOME FROM CONTINUING OPERATIONS	(107,715)	(22,337)	4,500	4,859	40,494	(80,199)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(228)	(13,037)	(14,251)		(27,516)

NET (LOSS) INCOME	$(107,715)	$(22,565)	$(8,537)	$(9,392)	$40,494	$(107,715)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$292,816	$1,995	$41,938		$336,749
Operating expenses		296,230	1,563	31,909		329,702

Operating (loss) income from continuing operations		(3,414)	432	10,029		7,047

Other income (expense):
Interest income, TV Azteca, net				7,030		7,030
Interest income		2,737		119		2,856
Interest expense	$(73,839)	(68,219)		(885)		(142,943)
Other expense	(48,476)	(21,053)		(395)		(69,924)
Minority interest in net earnings of subsidiaries				(1,363)		(1,363)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(96,448)	(2,926)	9,705		$89,669

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(218,763)	(92,875)	10,137	14,535	89,669	(197,297)
INCOME TAX BENEFIT (PROVISION)	19,425	21,317	(112)	(3,770)		36,860

(LOSS) INCOME FROM CONTINUING OPERATIONS	(199,338)	(71,558)	10,025	10,765	89,669	(160,437)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(1,737)	(12,790)	(24,374)		(38,901)

NET (LOSS) INCOME	$(199,338)	$(73,295)	$(2,765)	$(13,609)	$89,669	$(199,338)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2003

(In Thousands)

	Parent		ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES		$(69,388)	$100,284	$(3,071)	$22,762	$50,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities			(22,504)	(221)	(9,966)	(32,691)
Payments for acquisitions				(129)	(40,967)	(41,096)
Proceeds from sale of businesses and other long-term assets			49,148		28,169	77,317
Deposits, investments and other long-term assets			(545)		1,180	635

Cash provided by (used for) investing activities			26,099	(350)	(21,584)	4,165

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt securities			419,884			419,884
Repayment of notes payable, credit facility and capital leases		(24,846)	(253,389)		(3,564)	(281,799)
Deferred financing costs, restricted cash and other			(212,532)			(212,532)
Investments in and advances from (to) subsidiaries		94,234	(107,459)	4,525	8,700

Cash provided by (used for) financing activities		69,388	(153,496)	4,525	5,136	(74,447)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS			(27,113)	1,104	6,314	(19,695)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR			107,600	756	18,936	127,292

CASH AND CASH EQUIVALENTS, END OF PERIOD	$		$80,487	$1,860	$25,250	$107,597

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment profit (loss) as a means to measure operating performance in these business segments. We define segment operating profit (loss) as segment revenues less segment operating expenses excluding depreciation, amortization and accretion; corporate general, administrative and development expense; and impairments, net loss on sale of long-lived assets and restructuring expense. Segment profit (loss) for the rental and management segment also includes interest income, TV Azteca, net (see note 7 to our accompanying condensed consolidated financial statements). In accordance with generally accepted accounting principles, our accompanying condensed consolidated statements of operations for periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been adjusted to reflect certain businesses as discontinued operations (see note 3 to our accompanying condensed consolidated financial statements).

Results of Operations

Three Months Ended June 30, 2004 and 2003 (dollars in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2004	2003
REVENUES:
Rental and management	$167,587	$151,916	$15,671	10%
Network development services	25,385	23,366	2,019	9

Total revenues	192,972	175,282	17,690	10

OPERATING EXPENSES:
Rental and management	55,551	54,205	1,346	2
Network development services	24,183	21,500	2,683	12
Depreciation, amortization and accretion	81,925	79,624	2,301	3
Corporate general, administrative and development expense	6,651	6,965	(314)	(5)
Impairments, net loss on sale of long-lived assets and restructuring expense	5,373	8,002	(2,629)	(33)

Total operating expenses	173,683	170,296	3,387	2

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $375 and $371	3,652	3,528	124	4
Interest income	1,122	1,930	(808)	(42)
Interest expense	(68,045)	(71,201)	(3,156)	(4)
Loss on retirement of long-term obligations	(31,388)	(35,832)	(4,444)	(12)
Loss on investments and other expense	(1,277)	(402)	875	218
Minority interest in net earnings of subsidiaries	(490)	(793)	(303)	(38)
Income tax benefit	17,194	17,585	(391)	(2)
Loss from discontinued operations, net	(592)	(27,516)	(26,924)	(98)

Net loss	$(60,535)	$(107,715)	$(47,180)	(44)%

Total Revenues

Total revenues for the three months ended June 30, 2004 were $193.0 million, an increase of $17.7 million from the three months ended June 30, 2003. The increase resulted from an increase in rental and management revenues of $15.7 million, coupled with an increase in network development services revenue of $2.0 million.

Rental and Management Revenue

Rental and management revenue for the three months ended June 30, 2004 was $167.6 million, an increase of $15.7 million from the three months ended June 30, 2003. The increase resulted primarily from adding additional wireless and broadcast tenants subsequent to April 1, 2003 to towers that existed as of April 1, 2003 and, to a lesser extent, from revenue generated on the approximately 580 towers acquired and/or constructed subsequent to April 1, 2003. This increase was partially offset by a reduction in revenue on the approximately 350 owned towers sold or disposed of subsequent to April 1, 2003.

We continue to believe that our leasing revenue, which drives our core business, is likely to grow more rapidly than revenue from our network development services segment due to our expected increase in utilization of existing tower capacity. In addition, we believe that the majority of our new leasing activity in 2004 will continue to come from wireless and broadcast service providers.

Network Development Services Revenue

Network development services revenue for the three months ended June 30, 2004 was $25.4 million, an increase of $2.0 million from the three months ended June 30, 2003. The increase in revenue was primarily a result of year over year volume improvement in construction and structural analysis services.

In August 2004, we announced that we are considering strategic alternatives for our construction services group, which is currently included in our network development services segment, including a potential sale of all of our construction service capabilities. Our construction services group had revenues of $21.2 million and $22.6 million for the three months ended June 30, 2004 and 2003, respectively, and essentially no segment operating profit for the three months ended June 30, 2004 and segment operating profit of $2.3 million for the three months ended June 30, 2003. Regardless of the alternative chosen, our network development services segment will continue to provide complementary non-construction services to our rental and management segment such as site acquisition, zoning, permitting and structural analysis.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2004 were $173.7 million, an increase of $3.4 million from the three months ended June 30, 2003. The principal components of the increase were attributable to increases in expenses within our network development services segment of $2.7 million; an increase in depreciation, amortization and accretion expense of $2.3 million; and an increase in expenses within our rental and management segment of $1.3 million. These increases were primarily offset by a decrease in impairments, net loss on sale of long-lived assets and restructuring expense of $2.6 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the three months ended June 30, 2004 was $55.6 million, an increase of $1.3 million from the three months ended June 30, 2003. The increase resulted primarily from an increase in tower expenses related to approximately 580 towers we have acquired/constructed since April 1, 2003. This increase was partially offset by a reduction in expenses related to our existing towers resulting from overhead efficiencies and by a reduction in expenses on the approximately 350 owned towers sold or disposed of subsequent to April 1, 2003.

Rental and management segment profit for the three months ended June 30, 2004 was $115.7 million, an increase of $14.5 million from the three months ended June 30, 2003. The increase resulted primarily from incremental revenues and operating profit from adding additional tenants to existing towers and newly acquired and/or constructed towers, partially offset by towers sold and an increase in tower expenses, as discussed above.

Network Development Services Expense

Network development services expense for the three months ended June 30, 2004 was $24.2 million, an increase of $2.7 million from the three months ended June 30, 2003. The majority of the increase correlates directly to the revenue expansion noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion for the three months ended June 30, 2004 was $81.9 million, an increase of $2.3 million from the three months ended June 30, 2003. This increase is primarily attributable to revisions in assumptions used in estimating our asset retirement obligation under SFAS No. 143, as described more fully in note 1 of the accompanying condensed consolidated financial statements, which resulted in an increase in depreciation, amortization and accretion expense of $4.5 million during the three months ended June 30, 2004. This increase was offset primarily by a decrease in depreciation expense due to certain long-lived assets becoming fully depreciated.

Impairments, Net Loss on Sale of Long-lived Assets and Restructuring Expense

Impairments, net loss on sale of long-lived assets and restructuring expense for the three months ended June 30, 2004 was $5.4 million, a decrease of $2.6 million from the three months ended June 30, 2003. The decrease resulted primarily from decreased losses on sales of long-lived tower and other non-core assets, partially offset by an increase in impairment charges for such long-lived assets.

Interest Expense

Interest expense for the three months ended June 30, 2004 was $68.0 million, a decrease of $3.2 million from the three months ended June 30, 2003. The decrease resulted primarily from the following: a net decrease in interest expense on our credit facility as a result of repayments made during 2003; and, to a lesser extent, a decrease in interest expense on our 2.25% convertible notes and our 6.25% convertible notes as a result of retirements made in 2003 and 2004 and a decrease in interest expense on our 5.0% convertible notes as a result of repurchases made during 2004. These decreases were primarily offset by increases in interest expense related to our 7.25% senior subordinated notes issued in November 2003 and our 7.50% senior notes issued in February 2004.

Loss on Retirement of Long-Term Obligations

During the three months ended June 30, 2004, we refinanced our previous credit facility and recorded a charge of $11.7 million related to the write-off of deferred financing fees. We also repurchased a total of $129.2 million of face value of debt securities consisting of: $22.5 million of our 5.0% convertible notes; $100.1 million face amount ($56.3 million accreted value, net of $5.0 million fair value discount allocated to warrants) of our ATI 12.25% senior subordinated discount notes; and $6.6 million of our 9 3/8% senior notes; all for an aggregate of $102.8 million in cash. As a result of these repurchases, we recorded a $19.7 million charge related to the write-off of deferred financing fees and amounts paid in excess of the carrying value of the notes.

During the three months ended June 30, 2003, we repurchased an aggregate of $70.7 million accreted value ($89.5 million face amount) of our 2.25% convertible notes in exchange for an aggregate of 7,815,742 shares of our Class A common stock. As a result, we incurred a charge of approximately $35.8 million, which primarily represented the fair market value of the shares of stock issued to our 2.25% convertible note holders in excess of the shares originally issuable upon conversion of the notes.

Income Tax Benefit

The income tax benefit for the three months ended June 30, 2004 was $17.2 million, a decrease of $0.4 million from the three months ended June 30, 2003. The effective tax rate was 22.3% for the three months ended June 30, 2004, as compared to 18.0% for the three months ended June 30, 2003. The primary reason for the increase in the effective rate is a result of non-deductible note conversion expense in the three months ended June 30, 2003. The effective tax rate on loss from continuing operations for the three months ended June 30, 2004 and 2003 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses, foreign items and non-deductible note conversion expense.

In June 2003, we filed an income tax refund claim with the IRS related to carrying back net operating losses that we generated in 1998, 1999 and 2001. We filed a similar claim in October 2003 with respect to net operating losses generated in 2002. We anticipate receiving a refund of approximately $90.0 million as a result of these claims, which will monetize a portion of our deferred tax asset. We estimate recovery of these amounts within two to three years of the dates the claims were filed with the IRS. There can be no assurances, however, with respect to the specific amount and timing of the refund.

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At June 30, 2004, we have provided a valuation allowance of approximately $163.1 million primarily related to net state deferred tax assets, capital loss carryforwards and the lost tax benefit and costs associated with the tax refund claims described above (recorded in 2002). We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims and our federal net operating loss carryforwards, as we believe that we will be successful with our tax refund claims and will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

We intend to recover a portion of our deferred tax asset through our tax refund claims discussed above. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, we believe that our net deferred tax asset will be realized. The realization of our deferred tax assets as of June 30, 2004 will be dependent upon our ability to generate approximately $1.1 billion in taxable income from July 1, 2004 to December 31, 2024. If we are unable to generate sufficient taxable income in the future, or carry back losses, as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Depending on the resolution of the Verestar bankruptcy proceedings described in notes 3 and 9 to our accompanying condensed consolidated financial statements, we may be entitled to a worthless stock or bad debt deduction for our investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

Loss from Discontinued Operations, Net

Loss from discontinued operations, net for the three months ended June 30, 2004 was $0.6 million, a decrease of $26.9 million from the three months ended June 30, 2003. The decrease is primarily a result of our disposal of substantially all of our discontinued operations prior to April 1, 2004.

Six Months Ended June 30, 2004 and 2003 (dollars in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2004	2003
REVENUES:
Rental and management	$332,163	$298,378	$33,785	11%
Network development services	46,988	38,371	8,617	22

Total revenues	379,151	336,749	42,402	13

OPERATING EXPENSES:
Rental and management	111,217	108,901	2,316	2
Network development services	44,997	36,212	8,785	24
Depreciation, amortization and accretion	159,059	159,278	(219)	(0)
Corporate general, administrative and development expense	13,530	13,613	(83)	(1)
Impairments, net loss on sale of long-lived assets and restructuring expense	9,287	11,698	(2,411)	(21)

Total operating expenses	338,090	329,702	8,388	3

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $751 and $747	7,192	7,030	162	2
Interest income	2,236	2,856	(620)	(22)
Interest expense	(137,217)	(142,943)	(5,726)	(4)
Loss on retirement of long-term obligations	(39,441)	(44,323)	(4,882)	(11)
Loss on investments and other expense	(2,099)	(25,601)	(23,502)	(92)
Minority interest in net earnings of subsidiaries	(1,913)	(1,363)	550	40
Income tax benefit	27,644	36,860	(9,216)	(25)
Loss from discontinued operations, net	(878)	(38,901)	(38,023)	(98)

Net loss	$(103,415)	$(199,338)	$(95,923)	(48)%

Total Revenues

Total revenues for the six months ended June 30, 2004 were $379.2 million, an increase of $42.4 million from the six months ended June 30, 2003. The increase resulted from an increase in rental and management revenues of $33.8 million coupled with an increase in network development services revenue of $8.6 million.

Rental and Management Revenue

Rental and management revenue for the six months ended June 30, 2004 was $332.2 million, an increase of $33.8 million from the six months ended June 30, 2003. The increase resulted primarily from adding additional wireless and broadcast tenants to towers that existed as of January 1, 2003 and, to a lesser extent, from revenue generated on the approximately 780 towers acquired and/or constructed subsequent to January 1, 2003. This increase was partially offset by a reduction in revenue on the approximately 380 owned towers sold or disposed of subsequent to January 1, 2003.

We continue to believe that our leasing revenue, which drives our core business, is likely to grow more rapidly than revenue from our network development services segment due to our expected increase in utilization of existing tower capacity. In addition, we believe that the majority of our new leasing activity in 2004 will continue to come from wireless and broadcast service providers.

Network Development Services Revenue

Network development services revenue for the six months ended June 30, 2004 was $47.0 million, an increase of $8.6 million from the six months ended June 30, 2003. The increase in revenue during the first quarter of 2004 was primarily a result of year over year volume improvement in construction and structural analysis services.

In August 2004, we announced that we are considering strategic alternatives for our construction services group, which is currently included in our network development services segment, including a potential sale of all of our construction service capabilities. Our construction services group had revenues of $39.2 million and $36.2 million for the six months ended June 30, 2004 and 2003, respectively, and segment operating profit of $0.3 million and $2.0 million for the six months ended June 30, 2004 and 2003, respectively. Regardless of the alternative chosen with respect to our construction services group, our network development services segment will continue to provide complementary non-construction services to our rental and management segment such as site acquisition, zoning, permitting and structural analysis.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2004 were $338.1 million, an increase of $8.4 million from the six months ended June 30, 2003. The increase was primarily due to increases in expenses within our network development services segment of $8.8 million and within our rental and management segment of $2.3 million. These increases were primarily offset by a decrease in impairments, net loss on sale of long-lived assets and restructuring expense of $2.4 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the six months ended June 30, 2004 was $111.2 million, an increase of $2.3 million from the six months ended June 30, 2003. The increase resulted primarily from an increase in tower expenses related to the approximately 780 towers we have acquired/constructed since January 1, 2003. This increase was partially offset by a reduction in expenses related to our existing towers resulting from overhead efficiencies and by a reduction in expenses on the approximately 380 owned towers sold or disposed of subsequent to January 1, 2003.

Rental and management segment profit for the six months ended June 30, 2004 was $228.1 million, an increase of $31.6 million from the six months ended June 30, 2003. The increase resulted primarily from incremental revenues and operating profit from adding additional tenants to existing towers and newly acquired and/or constructed towers, partially offset by an increase in tower expenses, as discussed above.

Network Development Services Expense

Network development services expense for the six months ended June 30, 2004 was $45.0 million, an increase of $8.8 million from the six months ended June 30, 2003. The majority of the increase correlates directly to the revenue expansion noted above.

Impairments, Net Loss on Sale of Long-lived Assets and Restructuring Expense

Impairments, net loss on sale of long-lived assets and restructuring expense for the six months ended June 30, 2004 was $9.3 million, a decrease of $2.4 million from the six months ended June 30, 2003. The majority of the decrease resulted from decreased losses on sales of long-lived tower and other non-core assets, primarily offset by an increase in impairment charges for such long-lived assets.

Interest Expense

Interest expense for the six months ended June 30, 2004 was $137.2 million, a decrease of $5.7 million from the six months ended June 30, 2003. The decrease resulted primarily from the following: a net decrease in interest expense on our credit facility as a result of repayments made during 2003; a decrease in interest expense on our 2.25% convertible notes and our 6.25% convertible notes as a result of retirements made in 2003 and 2004; and, to a lesser extent, a decrease in interest expense on our 5.0% convertible notes as a result of repurchases made during 2004. These decreases were primarily offset by increases in interest expense related to our 12.25% senior subordinated discount notes issued in January 2003, our 7.25% senior subordinated notes issued in November 2003 and our 7.50% senior notes issued in February 2004.

Loss on Retirement of Long-Term Obligations

During the six months ended June 30, 2004, we refinanced our previous credit facility and recorded a charge of $11.7 million related to the write-off of deferred financing fees. We also repurchased a total of $180.4 million of face amount of debt securities, redeemed all of our 6.25% convertible notes for $221.9 million in cash (including $4.8 million in accrued interest) and made a voluntary repayment of $21.0 million of term loans under our previous credit facility. The debt repurchases consisted of: $73.7 million of our 5.0% convertible notes; $100.1 million face amount ($56.3 million accreted value, net of $5.0 million fair value discount allocated to warrants) of our ATI 12.25% senior subordinated discount notes; and $6.6 million of our 9 3/8% senior notes; all for an aggregate of $153.8 million in cash. As a result of these transactions, we recorded an aggregate charge of $27.7 million.

During the six months ended June 30, 2003, we amended our previous credit facility, which allowed us to prepay a portion of our term loans from the net proceeds of our 12.25% senior subordinated discount notes offering and reduced the borrowing capacity of our revolving loan commitment. As a result, we recorded an aggregate charge of approximately $5.8 million related to the write-off of deferred financing fees associated with the reduction in our overall borrowing capacity. Additionally, during the six months ended June 30, 2003, we repurchased an aggregate of $73.9 million accreted value ($93.5 million face amount) of our 2.25% convertible notes in exchange for an aggregate of 8,415,984 shares of our Class A common stock and $24.8 million in cash. As a result, we incurred a charge of approximately $38.5 million, which primarily represented the fair market value of the shares of stock issued to our 2.25% convertible note holders in excess of the shares originally issuable upon conversion of the notes.

Loss on Investments and Other Expense

Loss on investments and other expense for the six months ended June 30, 2004 was $2.1 million, a decrease of $23.5 million from the six months ended June 30, 2003. The decrease resulted primarily from a decrease in impairment charges on our cost and equity investments, as well as a decrease in losses on our equity method investments. In addition, during the six months ended June 30, 2003, we incurred fees and expenses in connection with a financing transaction that we did not consummate. We incurred no such charges during the six months ended June 30, 2004.

Income Tax Benefit

The income tax benefit for the six months ended June 30, 2004 was $27.6 million, a decrease of $9.2 million from the six months ended June 30, 2003. The effective tax rate was 21.2% for the six months ended June 30, 2004, as compared to 18.7% for the six months ended June 30, 2003. The primary reason for the increase in the effective rate is a decrease in capital losses and non-deductible note conversion expense compared to 2003. The effective tax rate on loss from continuing operations for the six months ended June 30, 2004 and 2003 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses, foreign items and non-deductible note conversion expense.

In June 2003, we filed an income tax refund claim with the IRS related to carrying back net operating losses that we generated in 1998, 1999 and 2001. We filed a similar claim in October 2003 with respect to net operating losses generated in 2002. We anticipate receiving a refund of approximately $90.0 million as a result of these claims, which will monetize a portion of our deferred tax asset. We estimate recovery of these amounts within two to three years of the dates the claims were filed with the IRS. There can be no assurances, however, with respect to the specific amount and timing of the refund.

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At June 30, 2004, we have provided a valuation allowance of approximately $163.1 million primarily related to net state deferred tax assets, capital loss carryforwards and the lost tax benefit and costs associated with the tax refund claims (recorded in 2002). We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims and our federal net operating loss carryforwards, as we believe that we will be successful with our tax refund claims and will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

We intend to recover a portion of our deferred tax asset through our tax refund claims discussed above. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, we believe that our net deferred tax asset will be realized. The realization of our deferred tax assets as of June 30, 2004 will be dependent upon our ability to generate approximately $1.1 billion in taxable income from July 1, 2004 to December 31, 2024. If we are unable to generate sufficient taxable income in the future, or carry back losses, as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Depending on the resolution of the Verestar bankruptcy proceedings described in notes 3 and 9 to our accompanying condensed consolidated financial statements, we may be entitled to a worthless stock or bad debt deduction for our investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

Loss from Discontinued Operations, Net

Loss from discontinued operations, net for the six months ended June 30, 2004 was $0.9 million, a decrease of $38.0 from the six months ended June 30, 2003. The decrease is primarily a result of our disposal of substantially all of our discontinued operations prior to January 1, 2004.

Liquidity and Capital Resources

The information in this section updates, as of June 30, 2004, certain portions of the “Liquidity and Capital Resources” section of our 2003 Annual Report on Form 10-K and should be read in conjunction with that report.

We continue to expect that our cash flows from operations and our cash on hand will be sufficient to fund our capital expenditures, acquisitions and debt service for 2004.

Uses of Cash

Tower Acquisitions, Construction and Improvements.

•	Acquisitions. During the six months ended June 30, 2004, we acquired a total of 138 towers for approximately $18.4 million, including 11 towers in Brazil and 12 towers in Mexico from NII Holdings for $3.7 million, 46 towers in Mexico from Iusacell Celular for $9.7 million, and 69 towers in the United States from various sellers for $3.7 million. We expect to acquire an additional 63 towers from Iusacell Celular for approximately $13.2 million during the remainder of 2004.

•	Construction and Improvements. Payments for purchases of property and equipment and construction activities during the six months ended June 30, 2004 totaled $18.7 million, including capital expenditures incurred in connection with the construction of 26 towers. We expect to construct an additional 64 to 84 new towers during the remainder of 2004, and expect our 2004 total capital expenditures for construction and improvements, services and corporate, including the $18.7 million incurred through June 30, 2004, to be between approximately $44.0 million and $51.0 million.

Debt Service.     As of June 30, 2004, we had outstanding debt of approximately $3.3 billion. During the six months ended June 30, 2004, we paid approximately $104.0 million in cash interest and repaid or refinanced

$1.1 billion of principal on our outstanding debt, including the refinancing of our previous credit facility of $665.8 million, a $21.0 million prepayment of term loan A under our previous credit facility, $212.7 million related to the redemption of our 6.25% convertible notes and $180.4 million face amount of repurchases of our other debt securities. For more information about debt reductions and refinancings, see “Financing Activities.”

Contractual Obligations.    The following table updates certain information provided under the section entitled “Liquidity and Capital Resources—Uses of Cash—Contractual Obligations” in our 2003 Annual Report on Form 10-K to reflect the impact, as of June 30, 2004, of (i) the issuance of $225.0 million principal amount of our 7.50% senior notes in February 2004, (ii) the redemption of all of our outstanding 6.25% convertible notes in February 2004, (iii) the refinancing of our credit facility in May 2004 with a new credit facility comprised of a $300.0 million term loan A, a $400.0 million term loan B, and an undrawn $400.0 million revolving loan (against which approximately $26.7 million of undrawn letters of credit were outstanding at June 30, 2004), and (iv) the repurchase during the six months ended June 30, 2004 of $73.7 million principal amount of our 5.0% convertible notes, $6.6 million principal amount of our 9 3/8% senior notes and $100.1 million face amount ($56.3 million accreted value, net of $5.0 million fair value discount allocated to warrants) of our 12.25% senior subordinated discount notes.

	Payments Due by Period
Contractual Obligations (in thousands)	Remainder of 2004	2005	2006	2007	2008	Thereafter	Total
Credit facility term loan A (1)(2)			$22,500	$52,500	$60,000	$165,000	$300,000
Credit facility term loan B (1)(2)	$2,000	$4,000	4,000	4,000	4,000	382,000	400,000
Credit facility revolving loan (1)(2)
9 3/8% senior notes						993,416	993,416
12.25% senior subordinated discount notes (3)					707,895		707,895
7.25% senior subordinated notes						400,000	400,000
7.50% senior notes						225,000	225,000
5.0% convertible notes (4)				275,688			275,688
3.25% convertible notes						210,000	210,000
2.25% convertible notes	45						45

Total long-term obligations, excluding capital leases and other notes payable	2,045	4,000	26,500	332,188	771,895	2,375,416	3,512,044

Cash interest expense (2)(3)(4)	94,000	189,000	188,000	175,000	171,000	212,000	1,029,000

Total	$96,045	$193,000	$214,500	$507,188	$942,895	$2,587,416	$4,541,044

See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and note 5 to our accompanying condensed consolidated financial statements included herein for the impact of our financing activities described below on the maturities of our contractual obligations.

(1)	The maturity date for our term loan A and any outstanding revolving loans will be accelerated to August 15, 2008, and the maturity date for our term loan B will be accelerated to October 31, 2008, if (1) on or prior to August 1, 2008, our 9 3/8% senior notes have not been (a) refinanced with parent company indebtedness having a maturity date of February 28, 2012 or later or with loans under the new credit facility, or (b) repaid, prepaid, redeemed, repurchased or otherwise retired; and (2) our consolidated leverage ratio (total parent company debt to annualized operating cash flow) at June 30, 2008 exceeds 4.50 to 1.00. If this were to occur, the payments due in 2008 for term loan A and term loan B would be $225.0 million and $386.0 million, respectively. See “Financing Activities.”
(2)	Interest under our credit facility is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option, either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at June 30, 2004 for the credit facility was 3.55%. For projections of our cash interest expense related to the credit facility, we have assumed the LIBOR rate before the margin as defined in our credit facility agreement, is 1.6% through August 31, 2011.
(3)	The 12.25% senior subordinated discount notes accrue no cash interest. Instead, the accreted value of each note increases between the date of original issuance and maturity (August 1, 2008) at a rate of 12.25% per annum, with principal due at maturity of $707.9 million. As of June 30, 2004, the outstanding debt under the 12.25% senior subordinated discount notes was $400.8 million accreted value, net of the allocated fair value of $34.7 million relating to warrants issued in conjunction with these notes.
(4)	The holders of our 5.0% convertible notes have the right to require us to repurchase their notes on specified dates prior to the stated maturity date of 2010, but we may pay the purchase price by issuing shares of our Class A common stock, subject to certain conditions. The obligations with respect to the right of the holders to put the 5.0% convertible notes to us on February 20, 2007 have been reflected as cash obligations due in 2007.

Sources of Cash

Total Liquidity at June 30, 2004.    As of June 30, 2004, we had approximately $571.2 million of total liquidity, comprised of approximately $197.9 million in cash and cash equivalents and the ability to draw approximately $373.3 million of the revolving loan under our credit facility.

Cash Generated by Operations.    For the six months ended June 30, 2004, our cash provided by operating activities was $105.4 million, compared to $50.6 million for the same period in 2003. Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2004 in excess of their cash needs for expenditures for construction, improvements and acquisitions. We expect to use the excess cash generated from these segments principally to service our debt. See “Results of Operations.”

Proceeds from the Sale of Debt Securities.    In February 2004, we raised approximately $221.7 million of net proceeds through an institutional private placement of our 7.50% senior notes due 2012. See “Financing Activities.”

Divestiture Proceeds.    During the six months ended June 30, 2004, we completed certain transactions that generated approximately $21.3 million in cash. Significant transactions included the sale of approximately $13.4 million of non-core assets, including 48 non-strategic towers and one building. Additionally, in March 2004, we received approximately $4.0 million for substantially all the assets of Kline. We anticipate receiving approximately $10.0 million of proceeds from additional sales of non-core assets and we may receive up to an additional $2.0 million in cash payable in 2006 based on future revenues generated by Kline.

Sales of Subsidiary Stock.    As described more fully in note 10 of our condensed consolidated financial statements included in this quarterly report on Form 10-Q, we entered into certain transactions during the six months ended June 30, 2004 involving the purchase and sale of shares of our Mexican and Brazilian subsidiaries to certain employees. We do not believe these transactions had or will have a material impact on our results of operations or financial condition, nor do we expect to enter into similar transactions in future periods.

Financing Activities

During the six months ended June 30, 2004, we took several actions to increase our financial flexibility and extend the maturities of our indebtedness.

New Credit Facility.    In May 2004, we refinanced our previous credit facility with a new $1.1 billion senior secured credit facility. At closing, we received $685.5 million of net proceeds from the borrowings under the new facility, after deducting related expenses and fees, approximately $670.0 million of which we used to repay principal of $665.8 million and interest of $4.2 million under the previous credit facility. We used the remaining net proceeds of $15.5 million for general corporate purposes, including the repurchase of other outstanding debt securities.

The new credit facility consists of the following:

•	$400.0 million in undrawn revolving loan commitments, against which approximately $26.7 million of undrawn letters of credit were outstanding at June 30, 2004, maturing on February 28, 2011;

•	a $300.0 million term loan A, which is fully drawn, maturing on February 28, 2011; and

•	a $400.0 million term loan B, which is fully drawn, maturing on August 31, 2011.

The new credit facility extends the previous credit facility maturity dates from 2007 to 2011 for a majority of the borrowings outstanding under the new credit facility, subject to earlier maturity upon the occurrence of certain events described below, and allows us to use credit facility borrowings and internally generated funds to repurchase other indebtedness without additional lender approval. The new credit facility is guaranteed by us and is secured by a pledge of substantially all of our assets.

The maturity date for term loan A and any outstanding revolving loans will be accelerated to August 15, 2008, and the maturity date for term loan B will be accelerated to October 31, 2008, if (1) on or prior to August 1, 2008, our 9 3/8% senior notes have not been (a) refinanced with parent company indebtedness having a maturity date of February 28, 2012 or later or with loans under the new credit facility, or (b) repaid, prepaid, redeemed, repurchased or otherwise retired, and (2) our consolidated leverage ratio (total parent company debt to annualized operating cash flow) at June 30, 2008 exceeds 4.50 to 1.00. If this were to occur, the payments due in 2008 for term loan A and term loan B would be $225.0 million and $386.0 million, respectively.

7.50% Notes Offering.    In February 2004, we sold $225.0 million principal amount of our 7.50% senior notes due 2012 through an institutional private placement. The net proceeds of the offering were approximately $221.7 million (after deducting the initial purchasers’ discounts and commissions and other expenses related to the offering) and were used to redeem all of our outstanding 6.25% convertible notes and to repurchase a portion of our outstanding 5.0% convertible notes.

The 7.50% notes mature on May 1, 2012 and interest is payable semiannually in arrears on May 1 and November 1 each year beginning May 1, 2004. We may redeem the 7.50% notes after May 1, 2008. The initial redemption price is 103.750% of the principal amount, subject to a ratable decline after May 1 of the following year to 100% of the principal amount in 2010 and thereafter. The 7.50% notes rank equally with our 5.0% convertible notes, our 3.25% convertible notes and our 9 3/8% senior notes and are structurally and effectively junior to indebtedness outstanding under our credit facility, our 12.25% senior subordinated discount notes and our 7.25% senior subordinated notes. The indenture for the 7.50% notes contains certain covenants that restrict our ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions.

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

Other Debt Repurchases.    From January 1, 2004 to June 30, 2004 we repurchased a total of $180.4 million face amount of our debt securities and we repurchased an additional $72.9 million face amount between July 1, 2004 and August 5, 2004. These repurchases consisted of $73.7 million of our 5.0% convertible notes, $152.7 million face amount ($86.2 million accreted value, net of $7.5 million fair value discount allocated to warrants) of our 12.25% senior subordinated discount notes and $26.9 million of our 9 3/8% senior notes in privately negotiated transactions for an aggregate of approximately $214.6 million in cash.

Capital Markets.    In April 2004, the SEC declared effective our “universal” shelf registration statement for possible future public offerings of an aggregate of up to $1.0 billion of debt and/or equity securities, including the offering of shares of our Class A common stock pursuant to a direct stock purchase plan, with respect to which our Board of Directors currently has approved offerings of up to an aggregate of $150.0 million.

Factors Affecting Sources of Liquidity

Restrictions Under New Credit Facility.    The new credit facility with our borrower subsidiaries contains certain financial ratios and operating covenants and other restrictions (including limitations on additional debt, guarantees, use of proceeds from asset sales, dividends and other distributions, investments and liens) with which our borrower subsidiaries and restricted subsidiaries must comply.

The credit facility contains four financial tests with which we must comply:

•	a total borrower leverage ratio (Total Debt to Annualized Operating Cash Flow). As of June 30, 2004, we were required to maintain a ratio of not greater than 5.50 to 1.00, decreasing to 5.25 to 1.00 at July 1, 2005, to 5.00 to 1.00 at January 1, 2006, to 4.75 to 1.00 at April 1, 2006, to 4.50 to 1.00 at July 1, 2006, and to 4.00 to 1.00 at January 1, 2007 and thereafter;

•	a senior leverage ratio (Senior Debt to Annualized Operating Cash Flow). As of June 30, 2004, we were required to maintain a ratio of not greater than 4.00 to 1.00, decreasing to 3.75 to 1.00 at January 1, 2006, to 3.50 to 1.00 at July 1, 2006, and to 3.00 to 1.00 at January 1, 2007 and thereafter;

•	an interest coverage ratio (Annualized Operating Cash Flow to Interest Expense). As of June 30, 2004, we were required to maintain a ratio of not less than 2.50 to 1.00; and

•	a fixed charge coverage ratio (Annualized Operating Cash Flow to Fixed Charges). As of June 30, 2004, we were required to maintain a ratio of not less than 1.00 to 1.00.

Any failure to comply with these covenants would not only prevent us from being able to borrow additional funds under our revolving loan, but would also constitute a default. These covenants also restrict our ability, as the parent company, to incur any debt other than that currently outstanding and refinancings of that debt. The credit facility also limits our revolving loan drawdowns based on our cash on hand.

If a default occurred under our credit facility or any of our other debt securities, the maturity dates for our outstanding debt could be accelerated, and we likely would be prohibited from making additional borrowings under the credit facility until we cured the default. If this were to occur, we would not have sufficient cash on hand to repay such indebtedness. The key factors affecting our ability to comply with the debt covenants described above are our financial performance relative to the financial ratios defined in the credit facility agreement and our ability to fund our debt service obligations. Based upon our current expectations, we believe our operating results will be sufficient to comply with these covenants. However, due to the risk factors outlined below under “Factors That May Affect Future Results,” there can be no assurance that our financial performance will not deteriorate to a point that would result in a default.

As outlined above, as of June 30, 2004, our annual consolidated cash debt service obligations (principal and interest) for the remainder of 2004 and for each of the next four years and thereafter are approximately: $96.0 million, $193.0 million, $214.5 million, $507.2 million, $942.9 million and $2.6 billion, respectively. If we are unable to refinance our subsidiary debt or renegotiate the terms of such debt, we may not be able to meet our debt service requirements in the future. In addition, as a holding company, we depend on distributions or dividends from our subsidiaries, or funds raised through debt and equity offerings, to fund our debt obligations. Although the agreements governing the terms of our credit facility and senior subordinated notes permit our subsidiaries to make distributions to us to permit us to meet our debt service obligations, such terms also significantly limit their ability to distribute cash to us under certain circumstances. Accordingly, if we do not receive sufficient funds from our subsidiaries to meet our debt service obligations, we may be required to refinance or renegotiate the terms of our debt, and there is no assurance we will succeed in such efforts.

Our ability to make scheduled payments of principal and interest on our debt obligations, and our ability to refinance such debt obligations, will depend on our future financial performance, which is subject to many factors beyond our control, as outlined below under “Factors That May Affect Future Results.” In addition, our ability to refinance any of our debt in the future may depend on our credit ratings from commercial rating agencies, which are dependent on our expected financial performance, the liquidity factors discussed above, and the rating agencies’ outlook for our industry. We expect that we will need to refinance a substantial portion of our debt on or prior to its scheduled maturity in the future. There can be no assurance that we will be able to secure such refinancings or, if such refinancings are obtained, that the terms will be commercially reasonable.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to income taxes, impairment of assets, allowances for accounts receivable, investment impairment charges and revenue recognition. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In our Form 10-K for the year ended December 31, 2003, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to income taxes, impairment of assets, allowances for accounts receivable, investment impairment charges and revenue recognition. We have reviewed our policies and determined that these remain our most critical accounting policies for the quarter ended June 30, 2004. We did not make any changes to these policies during the quarter.

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

We have a substantial amount of indebtedness. As of June 30, 2004, we had approximately $3.3 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. Approximately 21% of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase. In addition, we are permitted under the indenture for our 7.50% senior notes due 2012 to enter into swap agreements or similar transactions that increase our floating rate obligations. Consequently, changes in interest rates could increase our interest payment obligations on our floating rate indebtedness or our payment obligations under any such swap agreements or similar transactions. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

Restrictive covenants in our credit facility and indentures could adversely affect our business by limiting flexibility.

Our credit facility and the indentures governing the terms of our other debt securities contain restrictive covenants and, in the case of the credit facility, requirements that we comply with certain leverage and other financial tests. These limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness, issuing preferred stock, engaging in various types of transactions, including mergers and sales of assets, and paying dividends and making distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, merger and acquisition or other opportunities.

Our participation or inability to participate in tower industry consolidation could involve certain risks.

We believe there are benefits to consolidation among tower companies, and have in the past and may in the future explore merger or acquisition transactions with one or more other companies in our industry. Any merger or acquisition transaction would involve several risks to our business, including demands on managerial personnel that could divert their attention from other aspects of our core leasing business, increased operating risks due to the integration of major national networks into our operational system, and potential antitrust constraints, either in local markets or on a regional basis, that could require selective divestitures at unfavorable prices. Any completed transaction may have an adverse effect on our operating results, particularly in the fiscal quarters immediately following its completion while we integrate the operations of the other business. In addition, once integrated, combined operations may not necessarily achieve the levels of revenues, profitability or productivity anticipated. There also may be limitations on our ability to consummate a merger or acquisition transaction. For example, any transaction would have to comply with the terms of the credit facility and note indentures, or may require the consent of lenders under those instruments that might be required that might not be obtainable on acceptable terms. In addition, regulatory constraints might impede or prevent business combinations. Our inability to consummate a merger or acquisition for these or other reasons could result in our failure to participate in the expected benefits of industry consolidation and may have an adverse effect on our ability to compete effectively.

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

A substantial portion of our total operating revenues is derived from a small number of customers. Approximately 60.9% of our revenues for the six months ended June 30, 2004 and approximately 61.5% of our revenues for the year ended December 31, 2003 were derived from nine customers. Our largest domestic customer is Verizon Wireless, which represented 11.3% of our total revenues for the six months ended June 30, 2004 and 12.3% of our revenues for the year ended December 31, 2003. If the recently announced transaction between Cingular Wireless and AT&T Wireless had occurred as of January 1, 2003, the combined revenues would have represented 13.6% of our revenues for the six months ended June 30, 2004 and 13.2% of our revenues for the year ended December 31, 2003. Our largest international customer is Iusacell Celular, which is an affiliate of TV Azteca. Iusacell Celular accounted for approximately 4.2% and 4.7% of our total revenues for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. TV Azteca also owns a minority interest in Unefon, which is our second largest customer in Mexico and accounted for approximately 2.9% and 2.8% of our total revenues for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. In addition, we received $7.2 million and $14.2 million in interest income, net, from TV Azteca for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. If any of these customers were unwilling or unable to perform their obligations under our agreements with them, our revenues, results of operations, and financial condition could be adversely affected.

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

Iusacell Celular is our largest customer in Mexico and accounted for approximately 4.2% of our total revenues for the six months ended June 30, 2004 and approximately 4.7% of our total revenues for the year ended December 31, 2003. In addition, in December 2003 we agreed to acquire up to 143 tower sites from Iusacell for up to an aggregate of $31.4 million, and had acquired 80 tower sites for approximately $18.2 million as of June 30, 2004. Iusacell currently is in default under certain of its debt obligations and is involved in litigation with certain of its creditors. If Iusacell files for bankruptcy, or if the creditor litigation has an adverse impact on Iusacell’s overall liquidity, it could interfere with Iusacell’s ability to meet its operating obligations, including rental payments under our leases with them.

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

If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against us for breaches by Verestar of those contracts as to which we are primarily or secondarily liable as a guarantor, which we do not expect will exceed $10.0 million. In addition, Verestar’s bankruptcy estate may bring certain claims against us or seek to hold us liable for certain transfers made by Verestar to us and/or for Verestar’s obligations to creditors under various equitable theories recognized under bankruptcy law. The Official Committee of Unsecured Creditors appointed in the Verestar bankruptcy proceeding (the “Committee”) has requested, and we have agreed to produce, certain documents in connection with a subpoena for Rule 2004 Examination (as defined under federal bankruptcy laws) issued by the Committee. The Bankruptcy Court also has entered an order approving a stipulation between Verestar and the Committee that permits the Committee to file claims against us and/or our affiliates on behalf of Verestar. As of the date of this filing, the Committee has not filed any claims against us or our affiliates on behalf of Verestar. The outcome of complex litigation (including claims which may be asserted against us by Verestar’s bankruptcy estate) cannot be predicted with certainty and is dependent upon many factors beyond our control; however, any such claims, if successful, could have a material adverse impact on our financial condition. Finally, we will incur additional costs in connection with our involvement in the reorganization or liquidation of Verestar’s business.

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

Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the Notes, are as follows (in thousands):

	9 3/8% Notes	ATI 12.25% Notes, ATI 7.25% Notes, and 7.50% Notes
Tower Cash Flow, for the three months ended June 30, 2004	$115,688	$114,150

Consolidated Cash Flow, for the twelve months ended June 30, 2004	$425,282	$419,263
Less: Tower Cash Flow, for the twelve months ended June 30, 2004	(442,826)	(436,828)
Plus: four times Tower Cash Flow, for the three months ended June 30, 2004	462,752	456,600

Adjusted Consolidated Cash Flow, for the twelve months ended June 30, 2004	$445,208	$439,035

Non-Tower Cash Flow, for the twelve months ended June 30, 2004	$(20,819)	$(20,855)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate caps pursuant to our policies. All derivative financial instruments are for purposes other than trading. During the six months ended June 30, 2004, we repaid or refinanced approximately $1.1 billion of principal on our outstanding debt, including the refinancing of our previous credit facility of $665.8 million with a new $1.1 billion senior secured credit facility; we made a $21.0 million prepayment of term loan A under our previous credit facility; we repaid $212.7 million related to the redemption of our 6.25% convertible notes; and we repurchased $180.4 million face amount of our other debt securities. In February 2004, we issued $225.0 million principal amount of 7.50% senior notes due May 1, 2012. In June 2004, we also entered into a cap agreement with an aggregate notional amount of $250.0 million and, during the three months ended June 30, 2004, we had three caps expire with aggregate notional amounts totaling $375.0 million.

The following tables provide information as of June 30, 2004 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

Twelve month period ended June 30, 2004

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$2,495	$17,046	$276,276	$132	$1,701,322	$876,654	$2,873,925	$2,832,423
Average Interest Rate (a)	8.83%	8.98%	9.29%	9.78%	7.89%	6.91%
Variable Rate Debt (a)	$4,000	$11,500	$41,500	$64,000	$64,000	$515,000	$700,000	$707,001
Average Interest Rate (a)
Aggregate Notional Amounts Associated with Interest Rate Caps in Place As of June 30, 2004 and Interest Rate Detail by Contractual Maturity Dates (In thousands, except percentages)
Interest Rate CAPS (d)	2005	2006
Notional Amount	$125,000 (b)	$250,000 (c)
Cap Rate	5.00%	6.00%

(a)	As of June 30, 2004, variable rate debt consists of our credit facility ($700.0 million) and fixed rate debt consists of: the 2.25% Notes ($0.1 million); the 5.0% Notes ($275.7 million); the 3.25% Notes ($210.0 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($400.0 million); the ATI 12.25% Notes ($707.9 million principal amount due at maturity; the balance as of June 30, 2004 is $400.8 million accreted value, net of the allocated fair value of the related warrants of $34.7 million); the 9 3/8% Notes ($993.4 million); and other debt of $61.9 million. Interest on the credit facility is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at June 30, 2004 for the credit facility was 3.55%. For the six months ended June 30, 2004, the weighted average interest rate under the credit facility was 3.58%. The 2.25% Notes bear interest (after giving effect to the accretion of the original discount on the 2.25% Notes) at 6.25% per annum, which is payable semiannually on April 15 and October 15 of each year. The 5.0% Notes bear interest at 5.0% per annum, which is payable semiannually on February 15 and August 15 of each year. The ATI 12.25% Notes bear interest (after giving effect to the accretion of the original discount and the accretion of the fair value of the warrants) at 14.7% per annum, payable upon maturity. The 9 3/8% Notes bear interest at 9 3/8% per annum, which is payable semiannually on February 1 and August 1 of each year. The 3.25% Notes bear interest at 3.25% per annum, which is payable semiannually on February 1 and August 1 of each year. The ATI 7.25% Notes bear interest at 7.25% per annum, which is payable semiannually on June 1 and December 1 of each year. The 7.50% Notes bear interest at 7.50% per annum, which is payable semiannually on May 1 and November 1 of each year. Other debt consists of notes payable, capital leases and other obligations bearing interest at rates ranging from 7.9% to 12.0%, payable monthly.
(b)	Includes notional amount of $125,000 that expired in July 2004.
(c)	Includes notional amount of $250,000 that will expire in June 2006.
(d)	Subsequent to June 30, 2004, we entered into a 6.00% cap agreement with a notional amount of $100,000 that will expire in July 2006.

We maintain a portion of our cash and cash equivalents in short-term financial instruments that are subject to interest rate risks. Due to the relatively short duration of such instruments, we believe fluctuations in interest rates with respect to those investments will not materially affect our financial condition or results of operations.

Our foreign operations include rental and management segment divisions in Mexico and Brazil. The remeasurement loss for the three and six months ended June 30, 2004 approximated $0.5 million and $0.7 million, respectively. The remeasurement loss for the three and six months ended June 30, 2003 approximated $0.2 million and $0.5 million, respectively.

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

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In April 2004, we issued 2,203,968 shares of our Class A common stock to J. Michael Gearon, Jr., President of American Tower International, as partial consideration for his interest in ATC Mexico Holding Corp., the subsidiary through which we conduct our Mexico operations (ATC Mexico). As discussed more fully in note 10 of the accompanying condensed consolidated financial statements, the shares were valued at $24.8 million and, together with $3.9 million in cash, represented 80% of the net consideration due to Mr. Gearon for his interest in ATC Mexico (payment of the remaining 20% is contingent upon ATC Mexico satisfying certain performance criteria and will be paid in cash, if at all, in January 2005). The shares were issued to Mr. Gearon in reliance upon the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, based upon, among other things, the following factors: (i) the issuance was made in a private offering and Mr. Gearon was the only offeree; (ii) Mr. Gearon is an accredited investor, as defined in Rule 501 under the Securities Act; and (iii) the shares issued to Mr. Gearon cannot be resold without registration under the Securities Act or an exemption therefrom.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Stockholders was held on May 6, 2004, to consider and act upon the following matters, all of which were approved and adopted. The results of the stockholder voting were as follows:

1.	Election of the following directors for the ensuing year or until their successors are elected and qualified.

	Vote Cast For	Votes Withheld
Raymond P. Dolan	190,823,828	2,001,494
Carolyn F. Katz	191,288,872	1,536,450
Fred R. Lummis	171,621,807	21,203,515
Pamela D.A. Reeve	189,682,614	3,142,708
James D. Taiclet, Jr.	185,398,188	7,427,134

2.	Ratification of the selection of Deloitte & Touche LLP as the Company’s independent auditors for 2004.

Votes Cast for	Votes Against	Votes Abstained
191,026,879	1,732,662	65,781

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1	Loan Agreement dated as of May 24, 2004 among American Tower, L.P., American Towers, Inc., American Tower International, Inc., American Tower, LLC, as borrowers, Toronto Dominion Bank, New York Branch, a Issuing Bank, Toronto Dominion (Texas), Inc., as Administrative Agent, and the several lead-arrangers and joint bookrunners, co-arrangers and co-documentation agents, the syndication agent and the several lenders that are parties thereto (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-14195) filed on May 25, 2004).

10.2	ATC South America Holding Corp. 2004 Stock Option Plan.

10.3	Stockholder/Optionee Agreement dated as of January 1, 2004 among ATC South America Holding Corp., American Tower Corporation, American Tower International, Inc., J. Michael Gearon, Jr. and the Persons who from time to time may execute a counterpart thereto.

10.4	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and J. Michael Gearon, Jr.

10.5	Letter Agreement dated April 2, 2004 among American Tower Corporation, J. Michael Gearon, Jr. and the other Stockholders identified therein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

The exhibits listed on the Exhibit Index are filed herewith in response to this Item.

(b)	Reports on Form 8-K.

During the quarter ended June 30, 2004, the Registrant filed or furnished with the Commission the following Current Reports on Form 8-K:

1.	Form 8-K (Items 7 and 12) filed on April 27, 2004. *

2.	Form 8-K (Items 5 and 7) filed on May 25, 2004.

*	Information furnished under Item 9 or 12 of Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: August 9, 2004	By:	/s/ BRADLEY E. SINGER
Bradley E. Singer Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Item
10.1	Loan Agreement dated as of May 24, 2004 among American Tower, L.P., American Towers, Inc., American Tower International, Inc., American Tower, LLC, as borrowers, Toronto Dominion Bank, New York Branch, a Issuing Bank, Toronto Dominion (Texas), Inc., as Administrative Agent, and the several lead-arrangers and joint bookrunners, co-arrangers and co-documentation agents, the syndication agent and the several lenders that are parties thereto (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-14195) filed on May 25, 2004).
10.2	ATC South America Holding Corp. 2004 Stock Option Plan.
10.3	Stockholder/Optionee Agreement dated as of January 1, 2004 among ATC South America Holding Corp., American Tower Corporation, American Tower International, Inc., J. Michael Gearon, Jr. and the Persons who from time to time may execute a counterpart thereto.
10.4	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and J. Michael Gearon, Jr.
10.5	Letter Agreement dated April 2, 2004 among American Tower Corporation, J. Michael Gearon, Jr. and the other Stockholders identified therein.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications pursuant to 18 U.S.C. Section 1350.

1