Form 10-Q
period 2004-09-30
AMERICAN TOWER CORP /MA/
filed 2004-11-09
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004.

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

As of November 4, 2004, there were 228,321,493 shares of Class A Common Stock outstanding.

AMERICAN TOWER CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS–Unaudited

(In Thousands, Except Share Data)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$126,833	$105,465
Restricted cash and investments		170,036
Accounts receivable, net of allowances of $13,189 and $17,445, respectively	41,704	57,735
Prepaid and other current assets	42,529	34,105
Costs and earnings in excess of billings on uncompleted contracts and unbilled receivables	16,552	19,933
Deferred income taxes	14,122	14,122
Assets held for sale	3,389	10,119

Total current assets	245,129	411,515

PROPERTY AND EQUIPMENT, net	2,391,203	2,546,525
OTHER INTANGIBLE ASSETS, net	1,034,823	1,057,077
GOODWILL, net	592,683	592,683
DEFERRED INCOME TAXES	516,060	449,180
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	288,536	275,508

TOTAL	$5,068,434	$5,332,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$104,833	$107,557
Accrued interest	31,162	59,734
Current portion of long-term obligations	6,722	77,622
Billings in excess of costs on uncompleted contracts and unearned revenue	33,154	41,449
Liabilities held for sale		8,416

Total current liabilities	175,871	294,778

LONG-TERM OBLIGATIONS	3,211,635	3,283,603
OTHER LONG-TERM LIABILITIES	47,037	23,961

Total liabilities	3,434,543	3,602,342

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN SUBSIDIARIES	11,863	18,599
STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 500,000,000 shares authorized; 226,741,565 and 211,855,658 shares issued, 226,596,344 and 211,710,437 shares outstanding, respectively	2,267	2,119
Class B Common Stock: $.01 par value; 50,000,000 shares authorized; 0 and 6,969,529 shares issued and outstanding, respectively		70
Class C Common Stock: $.01 par value; 10,000,000 shares authorized; 0 and 1,224,914 shares issued and outstanding, respectively		12
Additional paid-in capital	3,973,893	3,910,879
Accumulated deficit	(2,349,766)	(2,190,447)
Note receivable		(6,720)
Treasury stock (145,221 shares at cost)	(4,366)	(4,366)

Total stockholders’ equity	1,622,028	1,711,547

TOTAL	$5,068,434	$5,332,488

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS–Unaudited

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES:
Rental and management	$174,946	$158,193	$507,109	$456,571
Network development services	24,242	28,681	71,230	67,052

Total operating revenues	199,188	186,874	578,339	523,623

OPERATING EXPENSES:
Rental and management	56,969	56,758	168,186	165,659
Network development services	23,216	26,274	68,213	62,486
Depreciation, amortization and accretion	78,695	77,687	237,754	236,965
Corporate general, administrative and development expense	6,861	6,493	20,391	20,106
Impairments, net loss on sale of long-lived assets and restructuring expense	8,815	7,646	18,102	19,344

Total operating expenses	174,556	174,858	512,646	504,560

OPERATING INCOME FROM CONTINUING OPERATIONS	24,632	12,016	65,693	19,063

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $373, $374, $1,124 and $1,121, respectively	3,584	3,523	10,776	10,553
Interest income	1,166	1,177	3,402	4,033
Interest expense	(65,653)	(68,906)	(202,870)	(211,849)
(Loss) gain on retirement of long-term obligations	(47,951)	3,255	(87,392)	(41,068)
Loss on investments and other expense	(1,787)	(1,449)	(3,886)	(27,050)
Minority interest in net earnings of subsidiaries	(271)	(907)	(2,184)	(2,270)

Total other expense	(110,912)	(63,307)	(282,154)	(267,651)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(86,280)	(51,291)	(216,461)	(248,588)
INCOME TAX BENEFIT	29,076	13,593	56,720	50,453

LOSS FROM CONTINUING OPERATIONS	(57,204)	(37,698)	(159,741)	(198,135)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX (PROVISION) BENEFIT OF $(700), $1,199, $(227) AND $5,404 RESPECTIVELY	1,300	(15,164)	422	(54,065)

NET LOSS	$(55,904)	$(52,862)	$(159,319)	$(252,200)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.25)	$(0.18)	$(0.72)	$(0.97)
Income (loss) from discontinued operations		(0.07)	0.01	(0.27)

NET LOSS PER COMMON SHARE	$(0.25)	$(0.25)	$(0.71)	$(1.24)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	224,839	213,788	222,948	204,201

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS–Unaudited

(In Thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(159,319)	$(252,200)
Non-cash items reflected in statements of operations	350,853	368,255
(Increase) decrease in assets	(132)	12,546
Decrease in liabilities	(42,239)	(48,576)

Cash provided by operating activities	149,163	80,025

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(28,612)	(45,934)
Payments for acquisitions	(27,843)	(75,990)
Payments for acquisition of Mexico minority interest	(3,947)
Proceeds from sale of businesses and other long-term assets	23,499	74,296
Deposits, investments and other long-term assets	325	(10,048)

Cash used for investing activities	(36,578)	(57,676)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from issuance of debt securities and notes payable	570,000	632,384
Net proceeds from equity offering, stock options and other	23,460	125,205
Repayment of notes payable, credit facility and capital leases	(1,523,835)	(528,745)
Borrowings under credit facility	700,000
Restricted cash and investments	170,036	(283,722)
Deferred financing costs	(30,878)	(28,632)

Cash used for financing activities	(91,217)	(83,510)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,368	(61,161)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	105,465	127,292

CASH AND CASH EQUIVALENTS, END OF PERIOD	$126,833	$66,131

CASH PAID FOR INCOME TAXES	$1,902	$1,613

CASH PAID FOR INTEREST	$173,718	$198,658

NON-CASH TRANSACTIONS
Issuance of common stock in exchange for acquisition of Mexico minority interest	$24,773
Capital leases	2,996
Change in fair value of cash flow hedges (net of tax)		$5,192
Convertible note repurchases (excluding gain (loss) on retirements)		52,356

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited

1.	Basis of Presentation and Accounting Policies

The accompanying condensed consolidated financial statements have been prepared by American Tower Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Inventories—Inventories, which consist entirely of finished goods, are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) basis. As of September 30, 2004 and December 31, 2003, inventories were approximately $3.6 million and $3.2 million, respectively, and are included in prepaid and other current assets in the accompanying condensed consolidated balance sheets.

Loss Per Common Share—Basic and diluted loss per common share have been computed by dividing the Company’s loss by the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2004 and 2003, potential common shares, including options, warrants and shares issuable upon conversion of the Company’s convertible notes, have been excluded from the computation of diluted loss per common share, as their effect is anti-dilutive. Potential common shares excluded from the calculation of loss per share were approximately 71.8 million and 68.3 million as of September 30, 2004 and 2003, respectively.

Sales of Subsidiary Stock—As described in note 11, during the nine months ended September 30, 2004, certain option holders exercised options to purchase a 3.2% interest in the subsidiary that conducts the Company’s Mexico operations. As a result, the Company adopted the provisions of SEC Staff Accounting Bulletin (SAB) No. 51, “Accounting for Sales of Stock by a Subsidiary,” and recorded the difference between the Company’s carrying value of the interest in the subsidiary’s equity that was sold over the proceeds received for that interest to additional paid-in-capital. The Company will record any gains or losses resulting from the future sale of stock by a subsidiary as a component of stockholders’ equity.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (as amended) to stock-based compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(55,904)	$(52,862)	$(159,319)	$(252,200)
Add: Stock-based employee compensation expense, net of related tax effect, included in net loss as reported	376		376
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(3,983)	(7,878)	(16,823)	(21,613)

Pro-forma net loss	$(59,511)	$(60,740)	$(175,766)	$(273,813)

Basic and diluted net loss per share - as reported	$(0.25)	$(0.25)	$(0.71)	$(1.24)
Basic and diluted net loss per share pro-forma	$(0.26)	$(0.28)	$(0.79)	$(1.34)

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

During the three months ended September 30, 2004, the Company revised its annual effective tax rate from 21.2% for the six months ended June 30, 2004 to 26.2% for the nine months ended September 30, 2004. Such revision was attributable to an increase in the Company’s estimated annual net loss, and a change in projected taxable income related to its foreign subsidiaries.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

3.	Pending Sale of Tower Construction Services Unit

In August 2004, the Company announced that it was considering strategic alternatives for its tower construction services unit, including a potential sale of all of its tower construction service capabilities. In October 2004, the Company entered into an agreement to sell its tower construction services unit for total consideration of approximately $10.0 million, consisting of cash and the assumption of certain capital lease obligations by the purchaser. As a result of the anticipated disposal, the Company recorded an impairment charge of approximately $2.3 million in the third quarter of 2004 to reduce the carrying value of the net assets of its tower construction services unit to the estimated proceeds expected upon disposal. The Company will report its tower construction services unit as a discontinued operation commencing in the fourth quarter of 2004. The sale is expected to close during the fourth quarter of 2004, subject to satisfaction of customary closing conditions. After the sale, the Company’s network development services segment will continue to provide complementary non-construction services to the rental and management segment including site acquisition, zoning and permitting, and structural analysis.

As of September 30, 2004, the tower construction services unit was included in the network development services segment and had revenues of $18.3 million and $25.3 million for the three months ended September 30, 2004 and 2003, respectively, and $56.4 million and $57.3 million for the nine months ended September 30, 2004 and 2003, respectively. The tower construction services unit had pre-tax (loss) income of $(1.0) million and $0.6 million for the three months ended September 30, 2004 and 2003 and $(4.2) million and $(2.5) million for the nine months ended September 30, 2004 and 2003, respectively.

4.	Discontinued Operations

During the nine months ended September 30, 2004 and the year ended December 31, 2003, in connection with the Company’s plan to focus on its core tower business, the Company sold or committed to sell several non-core businesses. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the operating results of these businesses as discontinued operations in the accompanying condensed consolidated statements of operations. In addition, the assets and liabilities of the discontinued operations not disposed of as of September 30, 2004 and December 31, 2003 have been reflected as assets held for sale and liabilities held for sale in the accompanying condensed consolidated balance sheets.

The following businesses have been reflected as discontinued operations in the accompanying condensed consolidated statements of operations:

Verestar—In December 2002, the Company committed to a plan to sell Verestar, Inc., a wholly owned subsidiary, by December 31, 2003. On December 22, 2003, Verestar and its subsidiaries (collectively, Verestar) filed for protection under Chapter 11 of the federal bankruptcy laws. Verestar was reported as a discontinued operation through the date of the bankruptcy filing, and, as of that date forward, the Company ceased to consolidate Verestar’s financial results. (See note 10.)

Kline—In June 2003, the Company committed to a plan to sell Kline Iron & Steel Co., Inc. (Kline). During 2004, the Company sold substantially all the assets of Kline for approximately $4.0 million in cash and up to an additional $2.0 million in cash payable in 2006 based on future revenues generated by Kline. Kline was previously included in the Company’s network development services segment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

The following table presents summary operating results of the Company’s discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003(1)	2004	2003(1)
Revenue		$45,761	$3,857	$159,174

Loss from discontinued operations		(2,219)	(1,014)	(13,609)
Income tax benefit on loss from discontinued operations		455	355	1,642
Net income (loss) on disposal of discontinued operations, net of tax (provision) benefit of $(700), $744, $(582) and $3,762 respectively	1,300	(13,400)	1,081	(42,098)

Income (loss) from discontinued operations, net	$1,300	$(15,164)	$422	$(54,065)

(1)	In addition to the businesses described above, loss from discontinued operations, net for the periods ended September 30, 2003 includes the results of operations of the following: Flash Technologies, sold in January 2003; Maritime Telecommunications Network, sold in February 2003; an office building in Schaumburg, Illinois, sold in March 2003; an office building in Westwood, Massachusetts, sold in May 2003; and Galaxy Engineering, sold in August 2003. Loss from discontinued operations, net for the nine months ended September 30, 2003 primarily includes estimated net losses on the disposal of Verestar, Kline, Galaxy and a net loss on the disposal of an office building in Westwood, Massachusetts.

As of September 30, 2004 and December 31, 2003, the Company held for sale the following assets and liabilities (in thousands):

	September 30, 2004	December 31, 2003
Accounts receivable, net		$2,982
Prepaid and other current assets		1,554
Property and equipment, net	$3,389	5,532
Other long-term assets		51

Assets held for sale	$3,389	$10,119

Accounts payable, accrued expenses and other current liabilities		$8,416

Liabilities held for sale		$8,416

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

5.	Goodwill and Other Intangible Assets

The Company’s net carrying amount of goodwill as of September 30, 2004 and December 31, 2003 was approximately $592.7 million, all of which related to its rental and management segment.

The following table presents summary information about the Company’s acquired intangible assets subject to amortization (in thousands):

	September 30, 2004	December 31, 2003
Acquired customer base and network location intangibles	$1,351,682	$1,299,708
Deferred financing costs	95,266	111,484
Acquired licenses and other intangibles	43,326	43,125

Subtotal	1,490,274	1,454,317
Less accumulated amortization	(455,451)	(397,240)

Other intangible assets, net	$1,034,823	$1,057,077

The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization of intangible assets for the three and nine months ended September 30, 2004 was approximately $23.6 million and $69.3 million, respectively (excluding amortization of deferred financing costs, which is included in interest expense). The Company expects to record estimated amortization expense of $92.4 million for the year ended December 31, 2004, $92.6 million for the years ended December 31, 2005 and 2006, and $90.2 million for the years ended December 31, 2007, 2008 and 2009.

6.	Financing Transactions

3.00% Convertible Notes Offering—In August 2004, the Company sold $345.0 million principal amount of 3.00% convertible notes due August 15, 2012 (3.00% Notes) through an institutional private placement. The net proceeds were approximately $335.9 million, after deducting the commissions payable to the initial purchaser and other expenses related to the offering. The net proceeds were used to redeem a portion of the Company’s 9 3/8% senior notes due 2009 (9 3/8% Notes), as described below.

The 3.00% Notes mature on August 15, 2012 and interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2005. The Company may redeem the 3.00% notes after August 20, 2009 at an initial redemption price of 101.125% of the principal amount, subject to a ratable decline after August 15 of the following year to 100% of the principal amount in 2012. The 3.00% Notes rank equally with the Company’s other convertible notes, the 7.50% senior notes due 2012 (7.50% Notes) and the 9 3/8% Notes and are structurally and effectively junior to indebtedness outstanding under the credit facility, the 12.25% senior subordinated discount notes due 2008 issued by American Towers, Inc. (ATI), a wholly owned subsidiary of the Company (ATI 12.25% Notes), and the 7.25% senior subordinated notes due 2011 issued by ATI (ATI 7.25% Notes). The 3.00% Notes also rank equally with the Company’s 7.125% senior notes due 2012 (7.125% Notes), issued in October 2004. (See note 13.)

The 3.00% Notes are convertible at any time prior to maturity, subject to their prior redemption or repurchase, into shares of the Company’s Class A common stock at a conversion price of approximately $20.50 per share, subject to adjustment in certain events. Upon a fundamental change of control as defined in the notes indenture, the holders of the 3.00% Notes may require the Company to repurchase all or part of the 3.00% Notes for a cash purchase price equal to 100% of the principal amount. In addition, upon a fundamental change in control, the holders may elect to convert their notes based on a conversion rate adjustment that entitles the holders to receive additional shares of the Company’s Class A common stock upon conversion depending on the terms and timing of the change of control.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

New Credit Facility—In May 2004, the Company refinanced its previous credit facility with a new $1.1 billion senior secured credit facility. At closing, the Company received $685.5 million of net proceeds from the borrowings under the new facility, after deducting related expenses and fees. Approximately $670.0 million of the net proceeds were used to repay principal and interest on the previous credit facility. The Company used the remaining net proceeds of $15.5 million for general corporate purposes, including the repurchase of other outstanding debt securities. The Company recorded a charge of $11.7 million related to the write-off of deferred financing fees associated with its previous credit facility, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2004.

As of September 30, 2004, the new credit facility consists of the following:

•	$400.0 million in undrawn revolving loan commitments, against which approximately $26.7 million of undrawn letters of credit were outstanding at September 30, 2004, maturing on February 28, 2011;

•	a $300.0 million term loan A, which is fully drawn, maturing on February 28, 2011; and

•	a $399.0 million term loan B, which is fully drawn, maturing on August 31, 2011.

The new credit facility extends the previous credit facility maturity dates from 2007 to 2011 for a majority of the borrowings outstanding under the new credit facility, subject to certain conditions described below, and permits the Company to use borrowings under the new credit facility and internally generated funds to repurchase other indebtedness without additional lender approval. The new credit facility is guaranteed by the Company and its subsidiaries and secured by a pledge of substantially all of the Company’s assets. The new credit facility also contains certain financial ratios and operating covenants and other restrictions similar to the previous credit facility (including limitations on additional debt, guarantees, use of proceeds from asset sales, dividends and distributions, investments and liens) with which the Company’s borrower and restricted subsidiaries must comply.

The maturity date for term loan A and any outstanding revolving loans will be accelerated to August 15, 2008 and the maturity date for term loan B will be accelerated to October 31, 2008 if (1) on or prior to August 1, 2008, the Company’s 9 3/8% Notes have not been (a) refinanced with parent company indebtedness having a maturity date of February 28, 2012 or later or with loans under the new credit facility, or (b) repaid, prepaid, redeemed, repurchased or otherwise retired; and (2) the Company’s consolidated leverage ratio (total parent company debt to annualized operating cash flow) at June 30, 2008 exceeds 4.50 to 1.00. If this were to occur, the payments due in 2008 for term loan A and term loan B would be $225.0 million and $386.0 million, respectively.

7.50% Senior Notes Offering—In February 2004, the Company sold $225.0 million principal amount of 7.50% senior notes due 2012 (7.50% Notes) through an institutional private placement. The net proceeds of the offering were approximately $221.7 million, after deducting the commissions payable to the initial purchasers and other expenses related to the offering. The net proceeds were used to redeem all of the Company’s outstanding 6.25% convertible notes due 2009 (6.25% Notes) and repurchase a portion of the Company’s outstanding 5.0% convertible notes due 2010 (5.0% Notes), as discussed below.

The 7.50% Notes mature on May 1, 2012 and interest is payable semiannually in arrears on May 1 and November 1 beginning May 1, 2004. The Company may redeem the 7.50% Notes after May 1, 2008. The initial redemption price on the 7.50% Notes is 103.750% of the principal amount, subject to a ratable decline after May 1 of the following year to 100% of the principal amount in 2010 and thereafter. The 7.50% Notes rank equally with the Company’s convertible notes and the 9 3/8% Notes and are structurally and effectively junior to indebtedness outstanding under the credit facility, the ATI 12.25% Notes, and the ATI 7.25% Notes. The 7.50% Notes also rank equally with the Company’s 7.125% Notes, issued in October 2004. (See note 13.) The indenture

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

for the 7.50% Notes contains certain covenants that restrict the Company’s ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions.

6.25% Convertible Notes Redemption—In February 2004, the Company redeemed all of its outstanding $212.7 million principal amount of 6.25% Notes pursuant to the terms of the indenture at a purchase price equal to 102.083% of the principal amount, plus accrued interest. The total aggregate redemption price was $221.9 million, including $4.8 million in accrued interest. As a result of the redemption, the Company recorded a charge of $7.2 million. Such charge is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2004.

9 3/8% Senior Notes Redemption—In September 2004, the Company redeemed $337.0 million principal amount of its 9 3/8% Notes pursuant to the terms of the indenture at a purchase price equal to 107.07% of the principal amount, plus accrued interest. The Company used the $335.9 million in net proceeds from the 3.00% Notes offering and $29.2 million in cash on hand to pay the aggregate redemption price of $365.1 million, including $4.3 million in accrued interest. As a result of the redemption, the Company recorded a charge of $30.2 million. Such charge is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2004. In November 2004, the Company redeemed an additional $276.0 million principal amount of its 9 3/8% Notes. (See note 13.)

Other Debt Repurchases—During the nine months ended September 30, 2004, in addition to the redemptions discussed above, the Company repurchased in privately negotiated transactions an aggregate of $184.2 million face amount of its ATI 12.25% Notes ($104.6 million accreted value, net of $9.0 million fair value discount allocated to warrants) for approximately $136.2 million in cash; repurchased $26.9 million principal amount of its 9 3/8% Notes for $28.8 million in cash; and repurchased $73.7 million principal amount of its 5.0% Notes for approximately $73.3 million in cash. As a result of these transactions, the Company recorded an aggregate charge of $38.1 million related to the write-off of deferred financing fees and amounts paid in excess of or below carrying value. Such loss is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2004.

7.	Restructuring

During the nine months ended September 30, 2004, the Company incurred certain employee separation costs and made cash payments against its accrued restructuring liability. The following table presents the activity for the accrued restructuring liability for the nine months ended September 30, 2004 (in thousands):

	Liability as of January 1, 2004	Restructuring Expense	Cash Payments	Liability as of September 30, 2004
Employee separations	$2,239	$340	$(2,109)	$470
Lease terminations and other facility closing costs	1,450	(95)	(478)	877

Total	$3,689	$245	$(2,587)	$1,347

There were no material changes in estimates related to the Company’s accrued restructuring liability during the nine months ended September 30, 2004. The Company expects to pay the balance of the employee separation liabilities during the remainder of 2004 or first quarter of 2005. Additionally, the Company continues to negotiate certain lease terminations associated with its restructuring liability. Such liability is reflected in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

8.	Business Segments

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

The accounting policies applied in compiling segment information below are similar to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In evaluating financial performance, management focuses on operating profit (loss), excluding depreciation, amortization and accretion; corporate general, administrative and development expense; and impairments, net loss on sale of long-lived assets and restructuring expense. This measure of operating profit (loss) is also before interest income, interest expense, (loss) gain on retirement of long-term obligations, loss on investments and other expense, minority interest in net earnings of subsidiaries, income taxes and discontinued operations. For reporting purposes, the RM segment includes interest income, TV Azteca, net.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments as of and for the three and nine months ended September 30, 2004 and 2003 is shown in the following table. The Other column below represents amounts excluded from specific segments, such as depreciation, amortization and accretion; corporate general, administrative and development expense; impairments, net loss on sale of long-lived assets and restructuring expense; interest income; interest expense; (loss) gain on retirement of long-term obligations; loss on investments and other expense; and minority interest in net earnings of subsidiaries. In addition, the Other column also includes corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts that have not been allocated to specific segments, as well as assets held for sale.

Three months ended September 30, (in thousands)	RM	Services	Other	Total
2004
Revenues	$174,946	$24,242		$199,188
Operating profit (loss)	121,561	1,026	$(208,867)	(86,280)
Assets	4,219,361	63,527	785,546	5,068,434
2003
Revenues	$158,193	$28,681		$186,874
Operating profit (loss)	104,958	2,407	$(158,656)	(51,291)
Assets	4,510,864	101,365	978,078	5,590,307

Nine months ended September 30, (in thousands)
2004
Revenues	$507,109	$71,230		$578,339
Operating profit (loss)	349,699	3,017	$(569,177)	$(216,461)
Assets	4,219,361	63,527	785,546	5,068,434
2003
Revenues	$456,571	$67,052		$523,623
Operating profit (loss)	301,465	4,566	$(554,619)	(248,588)
Assets	4,510,864	101,365	978,078	5,590,307

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

9.	Acquisitions

During the three and nine months ended September 30, 2004, the Company acquired 49 and 187 communications sites for approximately $9.4 million and $27.8 million in cash. The Company has accounted for the acquisition of these towers under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired (principally tangible assets). The allocation is preliminary as an appraisal of the assets acquired has not been finalized. The Company does not expect changes in depreciation and amortization from the finalization of the purchase price allocation to be material to its consolidated results of operations.

Unaudited Pro Forma Operating Results—The unaudited pro forma results of operations for the three and nine months ended September 30, 2004 and 2003 are not presented for comparative purposes due to the insignificant impact of the communications sites acquired in 2004 (as described above) on the Company’s condensed consolidated results of operations.

10.	Commitments and Contingencies

Verestar—As discussed in note 4, Verestar filed for protection under Chapter 11 of the federal bankruptcy laws on December 22, 2003. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against the Company for breaches by Verestar of those contracts as to which the Company is primarily or secondarily liable as a guarantor. The Company accrued its estimate of costs to settle these obligations as of December 31, 2003 and adjusted such estimate to reflect actual payments made during the nine months ended September 30, 2004. In addition, Verestar’s bankruptcy estate may bring certain claims against the Company or seek to hold the Company liable for certain transfers made by Verestar to the Company and/or for Verestar’s obligations to creditors under various equitable theories recognized under bankruptcy law. The Official Committee of Unsecured Creditors appointed in the Verestar bankruptcy proceeding (the Committee) has requested, and the Company has agreed to produce, certain documents in connection with a subpoena for Rule 2004 Examination (as defined under federal bankruptcy laws) issued by the Committee. The Bankruptcy Court also entered an order approving a stipulation between Verestar and the Committee that permits the Committee to file claims against the Company and/or its affiliates on behalf of Verestar. The Committee has not filed any claims against the Company or its affiliates. In the opinion of management, the resolution of any claims that may be made against the Company by Verestar’s bankruptcy estate will not have a material impact on the Company’s consolidated financial position, results of operations or liquidity. Finally, the Company will incur additional costs in connection with its involvement in the reorganization or liquidation of Verestar’s business.

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company’s consolidated financial position, the results of its operations or liquidity.

Acquisition Commitments—As of September 30, 2004, the Company was party to agreements relating to the acquisition of 33 tower assets from Iusacell Celular (Iusacell) for an aggregate remaining purchase price of approximately $6.9 million. The Company may pursue the acquisitions of other properties and businesses in new and existing locations, although there are no definitive material agreements with respect thereto.

Build-to-Suit Agreements—As of September 30, 2004, the Company was party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. Under the terms of the agreements, the Company may be obligated to construct up to 750 towers (400 towers in Mexico and 350 towers in Brazil) over a three-year period. During the nine months ended September 30, 2004, the Company constructed 29 towers in Mexico and 0 towers in Brazil.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

11.	ATC International Transactions

ATC Mexico Holding—In April 2004, the Company repurchased an 8.8% interest in ATC Mexico Holding Corp., the subsidiary through which the Company conducts its Mexico operations (ATC Mexico) from J. Michael Gearon, Jr. (Mr. Gearon), an executive officer of the Company. Mr. Gearon had exercised his previously disclosed put right in January 2004 requiring the Company to purchase his interest in ATC Mexico. The net aggregate consideration paid for Mr. Gearon’s interest was $35.9 million. The Company issued Mr. Gearon 2,203,968 shares of its Class A common stock valued at $24.8 million and paid $3.9 million in cash in satisfaction of 80% of the net consideration due to him. Payment of the remaining 20% of the purchase price of $7.3 million is contingent upon ATC Mexico satisfying certain performance criteria and will be paid in cash, if at all, in January 2005. The Company’s board of directors approved the determination of the fair market value of Mr. Gearon’s interest with the assistance of an independent financial advisor.

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

As of September 30, 2004, the Company owned a 96.8% interest in ATC Mexico. The remaining 3.2% minority interest in ATC Mexico was held by ATC Mexico employees and an executive officer of the Company. In the first quarter of 2004, 318 options held by ATC Mexico employees and an executive officer of the Company under the ATC Mexico Stock Option Plan were exercised. In connection with the issuance of these shares, the Company adopted the provisions of SEC SAB No. 51 and recorded a $1.8 million reduction to stockholders’ equity in the accompanying condensed consolidated balance sheet. Such adjustment reflected the difference in the Company’s carrying value of the interest in ATC Mexico’s equity that was sold over the proceeds received for that interest. (See note 1.) The employees holding these shares had the right to require the Company to purchase their interests in ATC Mexico six months following their issuance at the then fair market value, which date occurred in the fourth quarter of 2004. The employees exercised this put right in October 2004. (See note 13.) As of September 30, 2004, William H. Hess, an executive officer of the Company, owned a 1.4% interest in ATC Mexico as a result of his exercise of options granted to him under the ATC Mexico Stock Option Plan. Mr. Hess exercised his put right with respect to such shares in October 2004, and as of such exercise, no longer owned an interest in ATC Mexico. (See note 13.)

ATC South America—During the nine months ended September 30, 2004, the Company consummated a previously disclosed arrangement with Mr. Gearon pursuant to which he would purchase an equity interest in certain of the Company’s international subsidiaries, including ATC South America Holding Corp., the subsidiary through which the Company conducts its Brazilian operations (ATC South America). On March 31, 2004, ATC South America issued to Mr. Gearon stock representing a 1.68% interest for approximately $1.0 million in cash. The Company’s carrying value of the equity interest that was sold approximated the fair value. Accordingly, the Company recorded no gain or loss in accordance with SEC SAB No. 51. The purchase price represented the fair market value of a 1.68% interest in ATC South America on the date of the sale, as determined by an independent appraiser. Mr. Gearon may require the Company to purchase his interest in ATC South America, for its then fair market value, at any time after the earliest to occur of December 31, 2004 or Mr. Gearon’s death or disability, and the Company has the right to purchase Mr. Gearon’s interest in ATC South America, for its then fair market value, at any time after the earliest to occur of December 31, 2005, Mr. Gearon’s death or disability, or the occurrence of either a Gearon Termination Event or a Forfeiture Event (each as defined in the Company’s stockholder agreement with Mr. Gearon).

As part of Mr. Gearon’s investment, ATC South America’s Board of Directors also approved the formation of the ATC South America Stock Option Plan that provides for the issuance of options to officers, employees,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

directors and consultants of ATC South America, including Mr. Gearon, to purchase up to an aggregate 10.32% interest in ATC South America. During the nine months ended September 30, 2004, ATC South America granted 6,027 options to purchase shares of ATC South America common stock to officers and employees, including Messrs. Gearon and Hess, who received options to purchase shares representing a 6.72% and 1.6% interest, respectively. The exercise price is $1,000 per share, which was the fair market value per share on the date of grant based on an independent appraisal performed at the Company’s request. Options granted vest upon the earlier to occur of: the exercise by or on behalf of Mr. Gearon of his right to require the Company to purchase his interest in ATC South America; the exercise by the Company of its right to acquire Mr. Gearon’s interest in ATC South America; or July 1, 2006. These options expire ten years from the date of grant. The employees holding these options may also require the Company to purchase their interests in ATC South America six months following the exercise of their options at the then fair market value.

12.	Common Stock Conversions

In February 2004, Steven B. Dodge, the Company’s former Chairman and Chief Executive Officer, retired from the Company’s Board of Directors and elected to convert all of his shares of the Company’s Class B common stock, which triggered the Dodge Conversion Event as defined in the Company’s charter. Accordingly, all outstanding shares of Class B common stock were converted into shares of Class A common stock on a one-for-one basis. In addition, in February 2004, all outstanding shares of the Company’s Class C common stock were converted into shares of its Class A common stock on a one-for-one basis. The Company’s charter prohibits the future issuance of shares of Class B common stock, but permits the future issuance of shares of Class C common stock.

13.	Subsequent Events

7.125% Senior Notes Offering—In October 2004, the Company sold $300.0 million principal amount of 7.125% senior notes due 2012 (7.125% Notes) through an institutional private placement. The net proceeds were approximately $292.8 million, after deducting the commissions payable to the initial purchasers and other expenses related to the offering. The net proceeds were used to redeem a portion of the Company’s 9 3/8% Notes, as described below.

The 7.125% Notes mature on October 15, 2012 and interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning April 15, 2005. The Company may redeem up to 35% of the 7.125% Notes prior to October 15, 2007 at a price equal to 107.125% of the principal amount of the notes, plus accrued and unpaid interest thereon (and additional interest, if any), with the net cash proceeds of certain public equity offerings within 60 days, as applicable, after the closing of any such offering. The Company may redeem the 7.125% notes at 100% of the applicable premium prior to October 15, 2008 and after October 15, 2008, at an initial redemption price of 103.563% of the principal amount, subject to a ratable decline after October 15 of the following year to 100% of the principal amount in 2010 and thereafter. Upon a change of control as defined in the notes indenture, the Company may be required to repurchase the 7.125% Notes equal to 101% of the principal amount. The 7.125% Notes rank equally with the Company’s convertible notes, the 7.50% Notes and the 9 3/8% Notes and are structurally and effectively junior to indebtedness outstanding under the credit facility, the ATI 12.25% Notes and the ATI 7.25% Notes. The indenture for the 7.125% Notes contains certain covenants that restrict the Company’s ability to incur more debt; guarantee indebtedness; issue preferred stock; create liens; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions.

9 3/8% Senior Notes Redemption—In November 2004, the Company redeemed $276.0 million principal amount of its 9 3/8% Notes pursuant to the terms of the indenture at a purchase price equal to 106.23% of the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

principal amount, plus accrued interest. The Company used the $292.8 million in net proceeds from the 7.125% Notes offering and $7.1 million in cash on hand to pay the aggregate redemption price of $299.9 million, including $6.7 million in accrued interest. As a result, the Company expects to record a pre-tax loss on retirement of long-term obligations in the fourth quarter of 2004 of approximately $21.9 million related to cash paid in excess of carrying value and the write-off of related deferred financing fees.

Other Debt Repurchases—From October 1, 2004 to November 5, 2004, the Company repurchased in privately negotiated transactions an aggregate of $72.6 million face amount of its ATI 12.25% Notes ($43.0 million accreted value, net of $3.3 million fair value discount allocated to warrants) for approximately $54.7 million in cash. As a result of these repurchases, the Company expects to record a pre-tax loss on retirement of long-term obligations in the fourth quarter of 2004 of approximately $13.0 million, related to the cash paid in excess of carrying value and write-off of related deferred financing fees.

Exercise of ATC Mexico Put Rights—In October 2004, certain stockholders of ATC Mexico and an executive officer of the Company exercised their previously disclosed put rights to require the Company to purchase their collective 3.2% interest in ATC Mexico for aggregate consideration of $15.5 million. (See note 11.) The Company issued 1,155,678 shares of Class A common stock valued at $13.0 million in satisfaction of 80% of the net consideration (i.e., net of exercise price paid for the shares) due to these stockholders in October 2004. Payment of the remaining 20% of the net purchase price is contingent upon ATC Mexico satisfying certain performance criteria and will be paid by the issuance of 218,566 shares of Class A common stock, if at all, in January 2005. The Company owns 100% of ATC Mexico as a result of these repurchases.

14.	Subsidiary Guarantees

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

The following condensed consolidating financial data illustrates the composition of the Company, ATI, the combined guarantor subsidiaries under the ATI Notes and non-guarantor subsidiaries. These statements have been prepared in accordance with the rules and requirements of the SEC and the requirements contained in the ATI Notes indentures. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the guarantors. No single guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the subsidiary guarantee other than its subordination to the credit facility described above.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2004

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$69,276	$33,215	$578	$23,764		$126,833
Accounts receivable, net		35,149	446	6,109		41,704
Prepaid & other current assets	10,349	36,207	5,206	7,319		59,081
Deferred income taxes	14,122					14,122
Assets held for sale			3,389			3,389

Total current assets	93,747	104,571	9,619	37,192		245,129

PROPERTY AND EQUIPMENT, NET		2,059,991	18,910	312,302		2,391,203
INTANGIBLE ASSETS, NET	34,702	1,451,720	9,858	131,226		1,627,506
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	2,687,038	25,225	500,438		$(3,212,701)
OTHER LONG-TERM ASSETS	523,229	170,100	25	111,242		804,596

TOTAL	$3,338,716	$3,811,607	$538,850	$591,962	$(3,212,701)	$5,068,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$24,851	$89,271	$4,160	$17,713		$135,995
Current portion of long-term obligations	46	6,217		459		6,722
Other current liabilities		32,791	368	(5)		33,154

Total current liabilities	24,897	128,279	4,528	18,167		175,871

LONG-TERM OBLIGATIONS	1,691,080	1,485,755	2	34,798		3,211,635
OTHER LONG-TERM LIABILITIES	711	44,757	98	1,471		47,037

Total liabilities	1,716,688	1,658,791	4,628	54,436		3,434,543

MINORITY INTEREST IN SUBSIDIARIES				11,863		11,863

STOCKHOLDERS’ EQUITY
Common Stock	2,267					2,267
Additional paid-in capital	3,973,893	3,366,288	454,614	939,534	$(4,760,436)	3,973,893
Accumulated (deficit) earnings	(2,349,766)	(1,213,472)	79,608	(413,871)	1,547,735	(2,349,766)
Treasury stock	(4,366)					(4,366)

Total stockholders’ equity	1,622,028	2,152,816	534,222	525,663	(3,212,701)	1,622,028

TOTAL	$3,338,716	$3,811,607	$538,850	$591,962	$(3,212,701)	$5,068,434

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$161,724	$4,390	$33,074		$199,188
Operating expenses		149,137	4,045	21,374		174,556

Operating income from continuing operations		12,587	345	11,700		24,632

Other income (expense):
Interest income, TV Azteca, net				3,584		3,584
Interest income	$838	162		166		1,166
Interest expense	(34,175)	(31,210)	(1)	(267)		(65,653)
Other (expense) income	(32,060)	(18,205)	(4)	531		(49,738)
Minority interest in net earnings of subsidiaries				(271)		(271)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(10,029)	421	14,696		$(5,088)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(75,426)	(36,245)	15,036	15,443	(5,088)	(86,280)
INCOME TAX BENEFIT (PROVISION)	18,222	11,273	(93)	(326)		29,076

(LOSS) INCOME FROM CONTINUING OPERATIONS	(57,204)	(24,972)	14,943	15,117	(5,088)	(57,204)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION	1,300					1,300

NET (LOSS) INCOME	$(55,904)	$(24,972)	$14,943	$15,117	$(5,088)	$(55,904)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$475,376	$9,146	$93,817		$578,339
Operating expenses		442,857	8,447	61,342		512,646

Operating income from continuing operations		32,519	699	32,475		65,693

Other income (expense):
Interest income, TV Azteca, net				10,776		10,776
Interest income	$1,396	1,459		547		3,402
Interest expense	(104,550)	(97,247)	(3)	(1,070)		(202,870)
Other expense	(40,501)	(50,465)	(6)	(306)		(91,278)
Minority interest in net earnings of subsidiaries				(2,184)		(2,184)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(51,529)	1,341	33,851		$16,337

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(195,184)	(112,393)	34,541	40,238	16,337	(216,461)
INCOME TAX BENEFIT (PROVISION)	34,565	27,367	(166)	(5,046)		56,720

(LOSS) INCOME FROM CONTINUING OPERATIONS	(160,619)	(85,026)	34,375	35,192	16,337	(159,741)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	1,300	(121)	(757)			422

NET (LOSS) INCOME	$(159,319)	$(85,147)	$33,618	$35,192	$16,337	$(159,319)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(134,895)	$212,873	$(297)	$71,482	$149,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(18,586)	(1,171)	(8,855)	(28,612)
Payments for acquisitions		(4,794)		(26,996)	(31,790)
Proceeds from sale of businesses and other long-term assets		15,655	3,683	4,161	23,499
Deposits, investments and other long-term assets		813	25	(513)	325

Cash (used for) provided by investing activities		(6,912)	2,537	(32,203)	(36,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt securities	570,000				570,000
Borrowings under credit facilities		700,000			700,000
Repayment of notes payable, credit facilities and capital leases	(680,054)	(843,274)		(507)	(1,523,835)
Deferred financing costs, restricted cash and other	116,718	45,900			162,618
Investment in and advances from (to) subsidiaries	183,590	(137,181)	(2,498)	(43,911)

Cash provided by (used for) financing activities	190,254	(234,555)	(2,498)	(44,418)	(91,217)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,359	(28,594)	(258)	(5,139)	21,368
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,917	61,809	836	28,903	105,465

CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,276	$33,215	$578	$23,764	$126,833

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$160,678	$1,073	$25,123		$186,874
Operating expenses		156,874	790	17,194		174,858

Operating income from continuing operations		3,804	283	7,929		12,016

Other income (expense):
Interest income, TV Azteca, net				3,523		3,523
Interest income		1,150		27		1,177
Interest expense	$(36,375)	(32,225)	(2)	(304)		(68,906)
Other income (expense)	4,709	(1,961)		(942)		1,806
Minority interest in earnings of subsidiaries				(907)		(907)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(29,366)	341	6,540		$22,485

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(61,032)	(28,891)	6,821	9,326	22,485	(51,291)
INCOME TAX BENEFIT (PROVISION)	8,170	7,963	(74)	(2,466)		13,593

(LOSS) INCOME FROM CONTINUING OPERATIONS	(52,862)	(20,928)	6,747	6,860	22,485	(37,698)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(2,759)	(286)	(12,119)		(15,164)

NET (LOSS) INCOME	$(52,862)	$(23,687)	$6,461	$(5,259)	$22,485	$(52,862)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$453,494	$3,068	$67,061		$523,623
Operating expenses		453,104	2,353	49,103		504,560

Operating income from continuing operations		390	715	17,958		19,063

Other income (expense):
Interest income, TV Azteca, net				10,553		10,553
Interest income		3,887		146		4,033
Interest expense	$(110,214)	(100,444)	(2)	(1,189)		(211,849)
Other expense	(43,767)	(23,014)		(1,337)		(68,118)
Minority interest in earnings of subsidiaries				(2,270)		(2,270)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(125,814)	(2,585)	16,245		$112,154

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(279,795)	(121,766)	16,958	23,861	112,154	(248,588)
INCOME TAX BENEFIT (PROVISION)	27,595	29,280	(186)	(6,236)		50,453

(LOSS) INCOME FROM CONTINUING OPERATIONS	(252,200)	(92,486)	16,772	17,625	112,154	(198,135)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(4,496)	(13,076)	(36,493)		(54,065)

NET (LOSS) INCOME	$(252,200)	$(96,982)	$3,696	$(18,868)	$112,154	$(252,200)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(126,621)	$159,278	$1,173	$46,195	$80,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(33,544)	(254)	(12,136)	(45,934)
Payments for acquisitions			(129)	(75,861)	(75,990)
Proceeds from sale of businesses and other long-term assets		53,564		20,732	74,296
Deposits, investments and other long-term assets		(7,649)	50	(2,449)	(10,048)

Cash provided by (used for) investing activities		12,371	(333)	(69,714)	(57,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt securities and notes payable	210,000	419,884		2,500	632,384
Net proceeds from equity offering, stock options and employee stock purchase plan	125,205				125,205
Repayment of long-term obligations	(143,924)	(379,229)		(5,592)	(528,745)
Deferred financing costs, restricted cash and other	(127,797)	(184,557)			(312,354)
Investment in and advances from (to) subsidiaries	63,137	(91,414)	997	27,280

Cash provided by (used for) financing activities	126,621	(235,316)	997	24,188	(83,510)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(63,667)	1,837	669	(61,161)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		107,600	756	18,936	127,292

CASH AND CASH EQUIVALENTS, END OF PERIOD		$43,933	$2,593	$19,605	$66,131

ITEM 2.	MANAGEM ENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our annual report on Form 10-K for the year ended December 31, 2003, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment profit (loss) as a means to measure operating performance in these business segments. We define segment operating profit (loss) as segment revenues less segment operating expenses excluding depreciation, amortization and accretion; corporate general, administrative and development expense; and impairments, net loss on sale of long-lived assets and restructuring expense. Segment profit (loss) for the rental and management segment also includes interest income, TV Azteca, net (see note 8 to our accompanying condensed consolidated financial statements). In accordance with generally accepted accounting principles, our accompanying condensed consolidated statements of operations for periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been adjusted to reflect certain businesses as discontinued operations (see note 4 to our accompanying condensed consolidated financial statements).

Results of Operations

Three Months Ended September 30, 2004 and 2003 (dollars in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2004	2003
REVENUES:
Rental and management	$174,946	$158,193	$16,753	11%
Network development services	24,242	28,681	(4,439)	(15)

Total revenues	199,188	186,874	12,314	7

OPERATING EXPENSES:
Rental and management	56,969	56,758	211	N/A
Network development services	23,216	26,274	(3,058)	(12)
Depreciation, amortization and accretion	78,695	77,687	1,008	1
Corporate general, administrative and development expense	6,861	6,493	368	6
Impairments, net loss on sale of long-lived assets and restructuring expense	8,815	7,646	1,169	15

Total operating expenses	174,556	174,858	(302)	N/A

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $373 and $374, respectively	3,584	3,523	61	2
Interest income	1,166	1,177	(11)	(1)
Interest expense	(65,653)	(68,906)	(3,253)	(5)
(Loss) gain on retirement of long-term obligations	(47,951)	3,255	51,206	(1,573)
Loss on investments and other expense	(1,787)	(1,449)	338	23
Minority interest in net earnings of subsidiaries	(271)	(907)	(636)	(70)
Income tax benefit	29,076	13,593	15,483	114
Income (loss) from discontinued operations, net	1,300	(15,164)	(16,464)	(109)

Net loss	$(55,904)	$(52,862)	$3,042	6%

Total Revenues

Total revenues for the three months ended September 30, 2004 were $199.2 million, an increase of $12.3 million from the three months ended September 30, 2003. The increase resulted from an increase in rental and management revenues of $16.8 million, offset by a decrease in network development services revenue of $4.4 million.

Rental and Management Revenue

Rental and management revenue for the three months ended September 30, 2004 was $174.9 million, an increase of $16.8 million from the three months ended September 30, 2003. The increase resulted primarily from adding additional wireless and broadcast tenants subsequent to July 1, 2003 to towers that existed as of July 1, 2003 and, to a lesser extent, from revenue generated on the approximately 570 towers acquired and/or constructed subsequent to July 1, 2003, and approximately $2.0 million of net, non-recurring positive items. This increase was partially offset by a reduction in revenue on the approximately 330 owned towers sold or disposed of subsequent to July 1, 2003. We believe that our rental and management revenue will continue to grow as we utilize existing tower capacity. We anticipate that the majority of our new leasing activity in the remainder of 2004 will continue to come from wireless and broadcast service providers.

Network Development Services Revenue

Network development services revenue for the three months ended September 30, 2004 was $24.2 million, a decrease of $4.4 million from the three months ended September 30, 2003. The decrease in revenue was a result of year over year volume decline in construction services.

In October 2004, we entered into an agreement to sell our tower construction services unit. Commencing with the fourth quarter of 2004, we will report our tower construction services unit as a discontinued operation. The sale is expected to close during the fourth quarter of 2004, subject to satisfaction of customary closing conditions. Our tower construction services unit had revenues of $18.3 million and $25.3 million for the three months ended September 30, 2004 and 2003, respectively, and segment operating profit of $0.2 million and $1.8 million for the three months ended September 30, 2004 and 2003, respectively. After the sale, our network development services segment will continue to provide complementary non-construction services to the rental and management segment, including site acquisition, zoning and permitting, and structural analysis.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2004 were $174.6 million, a decrease of $0.3 million from the three months ended September 30, 2003. The principal components of the decrease were attributable to decreases in expenses within our network development services segment of $3.1 million, offset by minor increases in depreciation, amortization and accretion expense, rental and management expense and impairments, net loss on sale of long-lived assets and restructuring expense.

Rental and Management Expense/Segment Profit

Rental and management expense for the three months ended September 30, 2004 was $57.0 million, an increase of $0.2 million from the three months ended September 30, 2003. The increase resulted primarily from an increase in tower expenses related to approximately 570 towers we have acquired/constructed since July 1, 2003. This increase was partially offset by a reduction in expenses related to our existing towers resulting from overhead efficiencies and by a reduction in expenses on the approximately 330 owned towers sold or disposed of subsequent to July 1, 2003.

Rental and management segment profit for the three months ended September 30, 2004 was $121.6 million, an increase of $16.6 million from the three months ended September 30, 2003. The increase resulted primarily from incremental revenues and operating profit from adding additional tenants to existing towers and newly acquired and/or constructed towers, and approximately $2.0 million of net non-recurring positive items, partially offset by towers sold and an increase in tower expenses, as discussed above.

Network Development Services Expense

Network development services expense for the three months ended September 30, 2004 was $23.2 million, a decrease of $3.1 million from the three months ended September 30, 2003. The majority of the decrease correlates directly to the revenue decline noted above.

Impairments, Net Loss on Sale of Long-lived Assets and Restructuring Expense

Impairments, net loss on sale of long-lived assets and restructuring expense for the three months ended September 30, 2004 was $8.8 million, an increase of $1.2 million from the three months ended September 30, 2003. The increase resulted primarily from an increase in impairment charges for certain non-core tower assets and an impairment charge of $2.3 million associated with the pending sale of the tower construction services unit.

Interest Expense

Interest expense for the three months ended September 30, 2004 was $65.7 million, a decrease of $3.3 million from the three months ended September 30, 2003. The decrease resulted primarily from a net decrease in interest expense as a result of refinancing our credit facility in the second quarter of 2004 and other debt repurchases and refinancings during 2003 and 2004. These decreases were primarily offset by increases in interest expense related to our ATI 7.25% senior subordinated notes issued in November 2003, our 7.50% senior notes issued in February 2004 and, to a lesser extent, our 3.00% convertible notes issued in August 2004.

(Loss) Gain on Retirement of Long-Term Obligations

During the three months ended September 30, 2004, we repurchased or redeemed a total of $441.4 million of debt securities, consisting of $84.1 million face amount of our ATI 12.25% senior subordinated discount notes ($48.2 million accreted value, net of $4.0 million fair value discount allocated to warrants) for $62.6 million in cash and $357.3 million principal amount of our 9 3/8% senior notes for $382.6 million in cash. As a result of these repurchases and redemptions, we recorded a $48.0 million charge related to the write-off of deferred financing fees and amounts paid in excess of the carrying value of the notes.

During the three months ended September 30, 2003, we repurchased $71.4 million face amount of our 2.25% convertible notes ($57.0 million accreted value) for $57.4 million in cash and $69.1 million principal amount of our 5.0% convertible notes for $61.7 million in cash. We also made a $100.0 million repayment of the revolving loans under our previous credit facility from the net proceeds of our 3.25% convertible notes offering and a $14.0 million unscheduled principal payment on the term loan A under our credit facility. As a result of these transactions, we recorded an aggregate net gain of $3.3 million related to amounts paid in excess of or below carrying value and the write-off of deferred financing fees.

Income Tax Benefit

The income tax benefit for the three months ended September 30, 2004 was $29.1 million, an increase of $15.5 million from the three months ended September 30, 2003. The effective tax rate was 33.7% for the three months ended September 30, 2004, as compared to 26.5% for the three months ended September 30, 2003. The primary reason for the increase in the effective rate is a result of a revision in the third quarter of 2004 to reflect an increase in our estimated annual net loss for 2004, coupled with a change in taxable income in 2004 related to our foreign subsidiaries. The effective tax rate on loss from continuing operations for the three months ended September 30, 2004 and 2003 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses, foreign items and non-deductible losses on the retirement of debt.

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

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At September 30, 2004, we have provided a valuation allowance of approximately $168.5 million primarily related to net state deferred tax assets, capital loss carryforwards and the lost tax benefit and costs associated with the tax refund claims described above (recorded in 2002). We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims and our federal net operating loss carryforwards, as we believe that we will be successful with our tax refund claims and will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

We intend to recover a portion of our deferred tax asset through our tax refund claims discussed above. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, we believe that our net deferred tax asset will be realized. The realization of our deferred tax assets as of September 30, 2004 will be dependent upon our ability to generate approximately $1.2 billion in taxable income from October 1, 2004 to December 31, 2024. If we are unable to generate sufficient taxable income in the future, or carry back losses, as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Depending on the resolution of the Verestar bankruptcy proceedings described in notes 4 and 10 to our accompanying condensed consolidated financial statements, we may be entitled to a worthless stock or bad debt deduction for our investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

Income from Discontinued Operations, Net

Income from discontinued operations, net for the three months ended September 30, 2004 was $1.3 million, as compared to a loss from discontinued operations of $15.2 million for the three months ended September 30, 2003. The change is primarily a result of our disposal of substantially all of our discontinued operations prior to April 1, 2004 and the settlement during the three months ended September 30, 2004 of a Verestar related contractual obligation for less than its original estimate.

Nine Months Ended September 30, 2004 and 2003 (dollars in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2004	2003
REVENUES:
Rental and management	$507,109	$456,571	$50,538	11%
Network development services	71,230	67,052	4,178	6

Total revenues	578,339	523,623	54,716	10

OPERATING EXPENSES:
Rental and management	168,186	165,659	2,527	2
Network development services	68,213	62,486	5,727	9
Depreciation, amortization and accretion	237,754	236,965	789	N/A
Corporate general, administrative and development expense	20,391	20,106	285	1
Impairments, net loss on sale of long-lived assets and restructuring expense	18,102	19,344	(1,242)	(6)

Total operating expenses	512,646	504,560	8,086	2

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $1,124 and $1,121, respectively	10,776	10,553	223	2
Interest income	3,402	4,033	(631)	(16)
Interest expense	(202,870)	(211,849)	(8,979)	(4)
Loss on retirement of long-term obligations	(87,392)	(41,068)	46,324	113
Loss on investments and other expense	(3,886)	(27,050)	(23,164)	(86)
Minority interest in net earnings of subsidiaries	(2,184)	(2,270)	(86)	(4)
Income tax benefit	56,720	50,453	6,267	12
Income (loss) from discontinued operations, net	422	(54,065)	(54,487)	(101)

Net loss	$(159,319)	$(252,200)	$(92,881)	(37)%

Total Revenues

Total revenues for the nine months ended September 30, 2004 were $578.3 million, an increase of $54.7 million from the nine months ended September 30, 2003. The increase resulted from an increase in rental and management revenues of $50.5 million, coupled with an increase in network development services revenue of $4.2 million.

Rental and Management Revenue

Rental and management revenue for the nine months ended September 30, 2004 was $507.1 million, an increase of $50.5 million from the nine months ended September 30, 2003. The increase resulted primarily from adding additional wireless and broadcast tenants to towers that existed as of January 1, 2003 and, to a lesser extent, from revenue generated on the approximately 840 towers acquired and/or constructed subsequent to January 1, 2003. This increase was partially offset by a reduction in revenue on the approximately 400 owned towers sold or disposed of subsequent to January 1, 2003. We believe that our rental and management revenue will continue to grow as we utilize existing tower capacity. We anticipate that the majority of our new leasing activity in the remainder of 2004 will continue to come from wireless and broadcast service providers.

Network Development Services Revenue

Network development services revenue for the nine months ended September 30, 2004 was $71.2 million, an increase of $4.2 million from the nine months ended September 30, 2003. The increase in revenue was driven by year over year volume improvement in construction and engineering services. The tower construction services revenue increase for the nine months ended September 30, 2004 occurred within the first six months of 2004.

In August 2004, we announced our intention to consider strategic alternatives related to our tower construction services unit, and in October 2004, we entered into an agreement to sell our tower construction services unit. Commencing with the fourth quarter of 2004, we will report our tower construction services unit as a discontinued operation. The sale is expected to close during the fourth quarter of 2004, subject to satisfaction of customary closing conditions. Our tower construction services group had revenues of $56.4 million and $57.3 million for the nine months ended September 30, 2004 and 2003, respectively, and segment operating profit of $0.2 million and $2.3 million for the nine months ended September 30, 2004 and 2003, respectively. After the sale, our network development services segment will continue to provide complementary non-construction services to the rental and management segment, including site acquisition, zoning and permitting, and structural analysis.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2004 were $512.6 million, an increase of $8.1 million from the nine months ended September 30, 2003. The increase was primarily due to increases in expenses within our network development services segment of $5.7 million and within our rental and management segment of $2.5 million, coupled with minor increases in depreciation, amortization and accretion and corporate general and administrative expense. These increases were primarily offset by a decrease in impairments, net loss on sale of long-lived assets and restructuring expense of $1.2 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the nine months ended September 30, 2004 was $168.2 million, an increase of $2.5 million from the nine months ended September 30, 2003. The increase resulted primarily from an increase in tower expenses related to the approximately 840 towers we have acquired/constructed since January 1, 2003. This increase was partially offset by a reduction in expenses related to our existing towers resulting from overhead efficiencies and by a reduction in expenses on the approximately 400 owned towers sold or disposed of subsequent to January 1, 2003.

Rental and management segment profit for the nine months ended September 30, 2004 was $349.7 million, an increase of $48.2 million from the nine months ended September 30, 2003. The increase resulted primarily from incremental revenues and operating profit from adding additional tenants to existing towers and newly acquired and/or constructed towers, partially offset by an increase in tower expenses, as discussed above.

Network Development Services Expense

Network development services expense for the nine months ended September 30, 2004 was $68.2 million, an increase of $5.7 million from the nine months ended September 30, 2003. The majority of the increase correlates directly to the revenue increase noted above.

Impairments, Net Loss on Sale of Long-lived Assets and Restructuring Expense

Impairments, net loss on sale of long-lived assets and restructuring expense for the nine months ended September 30, 2004 was $18.1 million, a decrease of $1.2 million from the nine months ended September 30, 2003. The majority of the decrease resulted from decreased losses on sales of long-lived tower and other non-core assets, primarily offset by an impairment charge of $2.3 million associated with the pending sale of the tower construction services unit.

Interest Expense

Interest expense for the nine months ended September 30, 2004 was $202.9 million, a decrease of $9.0 million from the nine months ended September 30, 2003. The decrease resulted primarily from a net decrease in interest expense as a result of refinancing our credit facility in the second quarter of 2004 and other debt repurchases and refinancings during 2003 and 2004. These decreases were primarily offset by increases in interest expense related to our ATI 7.25% senior subordinated notes issued in November 2003, our 7.50% senior notes issued in February 2004 and, to a lesser extent, our 3.00% convertible notes issued in August 2004.

Loss on Retirement of Long-Term Obligations

During the nine months ended September 30, 2004, we refinanced our previous credit facility and recorded a charge of $11.7 million related to the write-off of deferred financing fees. We also repurchased or redeemed a total of $834.6 million of debt securities, consisting of $212.7 million principal amount of our 6.25% convertible notes for $217.2 million in cash, $73.7 million principal amount of our 5.0% convertible notes for $73.3 million in cash, $363.9 million principal amount of our 9 3/8% senior notes for $389.6 million in cash, and $184.2 million face amount of our ATI 12.25% senior subordinated discount notes ($104.6 million accreted value, net of $9.0 million fair value discount allocated to warrants) for $136.2 million in cash. In addition, we made a voluntary repayment of $21.0 million of term loans under our previous credit facility. As a result of the debt repurchases and redemptions, and the voluntary repayment of term loans, we also recorded an aggregate charge of $75.7 million related to amounts paid in excess of or below carrying value and the write-off of deferred financing fees.

During the nine months ended September 30, 2003, we repurchased an aggregate of $165.0 million face amount of our 2.25% convertible notes ($130.8 million accreted value) in exchange for an aggregate of 8,415,984 shares of our Class A common stock and approximately $82.2 million in restricted cash. These shares included an aggregate of 6,440,636 shares of Class A common stock issued to the note holders in addition to the amounts issuable upon conversion of those notes as provided in the indenture. As a consequence of these repurchases, we recorded a charge of $39.9 million, which primarily represented the fair market value of the shares of stock issued to the note holders in excess of the number of shares originally issuable upon conversion of the notes. In addition, we repurchased an aggregate of $69.1 million principal amount of our 5.0% convertible notes for approximately $61.7 million in cash. We also made a $200.0 million repayment under our credit facility from the proceeds of our ATI 12.25% senior subordinated discount notes offering, a $100.0 million repayment under our credit facility from the proceeds of our 3.25% convertible notes offering and a $14.0 million unscheduled principal payment reducing our overall borrowing capacity under our credit facility. As a result of these transactions, we also recorded an aggregate net loss of $1.2 million related to amounts paid in excess of or below carrying value and the write-off of deferred financing fees.

Loss on Investments and Other Expense

Loss on investments and other expense for the nine months ended September 30, 2004 was $3.9 million, a decrease of $23.2 million from the nine months ended September 30, 2003. The decrease resulted primarily from a decrease in impairment charges on our cost and equity investments, as well as a decrease in losses on our equity method investments. In addition, during the nine months ended September 30, 2003, we incurred fees and expenses in connection with a financing transaction that we did not consummate. We incurred no such charges during the nine months ended September 30, 2004.

Income Tax Benefit

The income tax benefit for the nine months ended September 30, 2004 was $56.7 million, an increase of $6.3 million from the nine months ended September 30, 2003. The effective tax rate was 26.2% for the nine months ended September 30, 2004, as compared to 20.3% for the nine months ended September 30, 2003. The primary reason for the increase in the effective rate in 2004 is a decrease in capital losses and non-deductible losses on the retirement of debt as compared to 2003. The effective tax rate on loss from continuing operations for the nine months ended September 30, 2004 and 2003 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses, foreign items and non-deductible losses on the retirement of debt.

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

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At September 30, 2004, we have provided a valuation allowance of approximately $168.5 million primarily related to net state deferred tax assets, capital loss carryforwards and the lost tax benefit and costs associated with the tax refund claims (recorded in 2002). We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims and our federal net operating loss carryforwards, as we believe that we will be successful with our tax refund claims and will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

We intend to recover a portion of our deferred tax asset through our tax refund claims discussed above. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, we believe that our net deferred tax asset will be realized. The realization of our deferred tax assets as of September 30, 2004 will be dependent upon our ability to generate approximately $1.2 billion in taxable income from October 1, 2004 to December 31, 2024. If we are unable to generate sufficient taxable income in the future, or carry back losses, as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Depending on the resolution of the Verestar bankruptcy proceedings described in notes 4 and 10 to our accompanying condensed consolidated financial statements, we may be entitled to a worthless stock or bad debt deduction for our investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

Income (Loss) from Discontinued Operations, Net

Income from discontinued operations, net for the nine months ended September 30, 2004 was $0.4 million, as compared to a loss from discontinued operations, net of $54.1 million for the nine months ended September 30, 2003. The change is primarily a result of our disposal of substantially all of our discontinued operations prior to January 1, 2004.

Liquidity and Capital Resources

The information in this section updates, as of September 30, 2004, certain portions of the “Liquidity and Capital Resources” section of our annual report on Form 10-K for the year ended December 31, 2003 and should be read in conjunction with that report.

Our primary sources of liquidity have been internally generated funds from operations, borrowings under our credit facility, proceeds from equity and debt offerings, and proceeds from the sale of non-core assets. We have used those funds to meet our operating and capital requirements, which consist primarily of operating expenses, debt service and capital expenditures for tower maintenance, construction and acquisitions. We expect that our cash flows from operations and our cash on hand will be sufficient to fund our operating and capital requirements through 2005.

Uses of Cash

Tower Acquisitions, Construction and Improvements.

•	Acquisitions. During the nine months ended September 30, 2004, we acquired a total of 187 towers for approximately $27.8 million, including 20 towers in Brazil and 18 towers in Mexico from NII Holdings for $5.8 million, 76 towers in Mexico from Iusacell Celular for $16.0 million, and 73 towers in the United States from various sellers for $4.0 million. We expect to acquire an additional 33 towers from Iusacell Celular for approximately $6.9 million during the remainder of 2004.

•	Construction and Improvements. Payments for purchases of property and equipment and construction activities during the nine months ended September 30, 2004 totaled $28.6 million, including capital expenditures incurred in connection with the construction of 40 towers. We expect to construct an additional 20 to 30 new towers during the remainder of 2004, and expect our 2004 total capital expenditures for construction and improvements, services and corporate to be between approximately $39.0 million and $44.0 million.

Debt Service. As of September 30, 2004, we had outstanding debt of approximately $3.2 billion. During the nine months ended September 30, 2004, we paid approximately $173.7 million in cash interest and repaid or refinanced $1.5 billion of principal on our outstanding debt, including the refinancing of our previous credit facility of $665.8 million, a $21.0 million prepayment of term loan A under our previous credit facility, the redemption of $212.7 million principal amount of our 6.25% convertible notes, the partial redemption and repurchase of $363.9 million principal amount of our 9 3/8% senior notes and the repurchase of $258.0 million face amount of our other debt securities. For more information about debt reductions and refinancings, see “Financing Activities.”

Contractual Obligations. Our contractual obligations relate primarily to borrowings under our credit facility and our outstanding notes. We included a table of our contractual obligations in our annual report on Form 10-K for the year ended December 31, 2003, which we most recently updated in our quarterly report on Form 10-Q for the quarter ended June 30, 2004. Since June 30, 2004, we refinanced and repurchased a portion of our outstanding debt, as discussed below under “Financing Activities.”

Sources of Cash

Total Liquidity at September 30, 2004. As of September 30, 2004, we had approximately $500.1 million of total liquidity, comprised of approximately $126.8 million in cash and cash equivalents and the ability to draw approximately $373.3 million of the revolving loan under our credit facility.

Cash Generated by Operations. For the nine months ended September 30, 2004, our cash provided by operating activities was $149.2 million, compared to $80.0 million for the same period in 2003. Our rental and management segment and network development services segments are expected to generate cash flows from operations during 2004 in excess of their cash needs for expenditures for construction, improvements and acquisitions and debt service. See “Results of Operations.”

Proceeds from the New Credit Facility and Sales of Debt Securities. In May 2004, we refinanced our previous credit facility with a new $1.1 billion senior secured credit facility. See “Financing Activities.” In February 2004, August 2004 and October 2004, we raised approximately $221.7 million, $335.9 million and $292.8 million, respectively, of net proceeds through institutional private placements of our 7.50% senior notes due 2012, 3.00% convertible notes due August 15, 2012 and 7.125% senior notes due 2012. See “Financing Activities.”

Divestiture Proceeds. During the nine months ended September 30, 2004, we completed certain transactions that generated approximately $23.5 million in cash. Significant transactions included the sale of approximately $15.7 million of non-core assets, including 48 non-strategic towers and two buildings. Additionally, in March 2004, we received approximately $4.0 million for substantially all the assets of Kline and we may receive up to an additional $2.0 million in cash payable in 2006 based on future revenues generated by Kline. In October 2004, we announced the pending sale of our tower construction services unit, which is expected to close during the fourth quarter of 2004. The total purchase consideration is expected to be approximately $10.0 million, consisting of cash and the assumption of certain capital lease obligations by the purchaser.

Financing Activities

During the nine months ended September 30, 2004, we took several actions to increase our financial flexibility and extend the maturities of our indebtedness.

New Credit Facility. In May 2004, we refinanced our previous credit facility with a new $1.1 billion senior secured credit facility. At closing, we received $685.5 million of net proceeds from the borrowings under the new facility, after deducting related expenses and fees, approximately $670.0 million of which we used to repay principal and interest under the previous credit facility. We used the remaining net proceeds of $15.5 million for general corporate purposes, including the repurchase of other outstanding debt securities. A description of the credit facility can be found in the “Liquidity and Capital Resources” section of our quarterly report on Form 10-Q for the quarter ended June 30, 2004 and in note 6 to our accompanying condensed consolidated financial statements.

Notes Offerings

•	7.50% Senior Notes Offering. In February 2004, we sold $225.0 million principal amount of our 7.50% senior notes due 2012 through an institutional private placement. The net proceeds of the offering were approximately $221.7 million, after deducting the commissions payable to the initial purchasers and other expenses related to the offering. The net proceeds were used to redeem all of our outstanding 6.25% convertible notes and to repurchase a portion of our outstanding 5.0% convertible notes, discussed below. A description of our 7.50% senior notes can be found in the “Liquidity and Capital Resources” section of our quarterly report on Form 10-Q for the quarter ended June 30, 2004 and in note 6 to our accompanying condensed consolidated financial statements.

•	3.00% Convertible Notes Offering. In August 2004, we sold $345.0 million principal amount of 3.00% convertible notes due August 15, 2012 through an institutional private placement. The net proceeds of the offering were approximately $335.9 million, after deducting the commissions payable to the initial purchaser and other expenses related to the offering, and were used to redeem a portion of our 9 3/8% senior notes, discussed below.

The 3.00% convertible notes mature on August 15, 2012 and interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2005. The 3.00% convertible notes are convertible at any time prior to maturity, subject to their prior redemption or repurchase, into shares of our Class A common stock at a conversion price of approximately $20.50 per share, subject to certain adjustments. We may redeem the 3.00% convertible notes on or after August 20, 2009 at an initial redemption price of 101.125% of the principal amount, subject to a ratable decline after August 15 of the following year to 100% of the principal amount in 2012. The 3.00% convertible notes rank equally with our other convertible notes, our 7.125% senior notes, our 7.50% senior notes and our 9 3/8% senior notes and are structurally and effectively junior to indebtedness outstanding under our credit facility, our ATI 12.25% senior subordinated discount notes and our ATI 7.25% senior subordinated notes.

•	7.125% Senior Notes Offering. In October 2004, we sold $300.0 million principal amount of 7.125% senior notes due 2012 through an institutional private placement. The net proceeds of the offering were approximately $292.8 million, after deducting the commissions payable to the initial purchasers and other expenses related to the offering. The net proceeds were used to redeem a portion of our 9 3/8% senior notes, discussed below.

The 7.125% senior notes mature on October 15, 2012 and interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning April 15, 2005. We may redeem the 7.125% senior notes on or after October 15, 2008 at an initial redemption price of 103.563% of the principal amount, subject to a ratable decline after October 15 of the following year to 100% of the principal amount in 2010 and thereafter. We may redeem up to 35% of the 7.125% senior notes prior to October 15, 2007 at a price equal to 107.125% of the principal amount of the notes plus accrued and unpaid interest thereon and additional interest, if any, with the net cash proceeds of certain public equity offerings within 60 days, as applicable, after the closing of any such offering. The 7.125% senior notes rank equally with our convertible notes, our 7.50% senior notes and our 9 3/8% senior notes and are structurally and effectively junior to indebtedness outstanding under our credit facility, our ATI 12.25% senior subordinated discount notes and our ATI 7.25% senior subordinated notes. The indenture for the 7.125% senior notes contains certain covenants that restrict our ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions.

Redemptions and Debt Repurchases

•	6.25% Convertible Notes Redemption. In February 2004, we completed the redemption of all of our outstanding $212.7 million principal amount of 6.25% convertible notes. We redeemed these notes pursuant to the terms of the indenture at a purchase price equal to 102.083% of the principal amount, plus accrued and unpaid interest. The total aggregate redemption price was $221.9 million, including $4.8 million in accrued interest.

•	9 3/8% Senior Notes Redemptions. In September and November 2004, we completed the redemption of an aggregate of $613.0 million principal amount of our outstanding 9 3/8% senior notes due 2009. On September 20, 2004, we redeemed $337.0 million principal amount of our outstanding 9 3/8% senior notes using $335.9 million in net proceeds from our 3.00% convertible notes offering, plus an additional $29.2 million in cash on hand. We redeemed these notes pursuant to the terms of the indenture at a purchase price equal to 107.07% of the principal amount, for an aggregate redemption price of $365.1 million, including $4.3 million in accrued interest. On November 4, 2004, we redeemed an additional $276.0 million principal amount of our outstanding 9 3/8% senior notes using $292.8 million in net proceeds from our 7.125% senior notes offering, plus an additional $7.1 million in cash on hand. We redeemed these notes pursuant to the terms of the indenture at a purchase price equal to 106.23% of the principal amount, for an aggregate redemption price of $299.9 million, including $6.7 million in accrued interest.

•	Other Debt Repurchases. During the nine months ended September 30, 2004, in addition to the redemptions discussed above, we repurchased in privately negotiated transactions an aggregate of $184.2 million face amount of our ATI 12.25% senior subordinated discount notes ($104.6 million accreted value, net of $9.0 million fair value discount allocated to warrants) for approximately $136.2 million in cash; repurchased $26.9 million principal amount of our 9 3/8% senior notes for $28.8 million in cash; and repurchased $73.7 million principal amount of our 5.0% convertible notes for approximately $73.3 million in cash. From October 1, 2004 to November 5, 2004, we repurchased an aggregate of $72.6 million face amount of our ATI 12.25% senior subordinated discount notes ($43.0 million accreted value, net of $3.3 million fair value discount allocated to warrants) for approximately $54.7 million in cash.

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

The credit facility contains four financial tests with which we must comply:

•	a total borrower leverage ratio (Total Debt to Annualized Operating Cash Flow). We are required to maintain a ratio of not greater than 5.50 to 1.00, decreasing to 5.25 to 1.00 at July 1, 2005, to 5.00 to 1.00 at January 1, 2006, to 4.75 to 1.00 at April 1, 2006, to 4.50 to 1.00 at July 1, 2006, and to 4.00 to 1.00 at January 1, 2007 and thereafter;

•	a senior leverage ratio (Senior Debt to Annualized Operating Cash Flow). We are required to maintain a ratio of not greater than 4.00 to 1.00, decreasing to 3.75 to 1.00 at January 1, 2006, to 3.50 to 1.00 at July 1, 2006, and to 3.00 to 1.00 at January 1, 2007 and thereafter;

•	an interest coverage ratio (Annualized Operating Cash Flow to Interest Expense). We are required to maintain a ratio of not less than 2.50 to 1.00; and

•	a fixed charge coverage ratio (Annualized Operating Cash Flow to Fixed Charges). We are required to maintain a ratio of not less than 1.00 to 1.00.

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

In our annual report on Form 10-K for the year ended December 31, 2003, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to income taxes, impairment of assets, allowances for accounts receivable, investment impairment charges and revenue recognition. We have reviewed our policies and determined that these remain our most critical accounting policies for the quarter ended September 30, 2004. We did not make any changes to these policies during the quarter.

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

We have a substantial amount of indebtedness. As of September 30, 2004, we had approximately $3.2 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. Approximately 22% of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase. In addition, we are permitted under certain of our senior note indentures to enter into swap agreements or similar transactions that increase our floating rate obligations. Consequently, changes in interest rates could increase our interest payment obligations on our floating rate indebtedness or our payment obligations under any such swap agreements or similar transactions. Subject to certain restrictions, we may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

We believe there are benefits to consolidation among tower companies, and have in the past and may in the future explore merger or acquisition transactions with one or more other companies in our industry. Any merger or acquisition transaction would involve several risks to our business, including demands on managerial personnel that could divert their attention from other aspects of our core leasing business, increased operating risks due to the integration of major national networks into our operational system, and potential antitrust constraints, either in local markets or on a regional basis, that could require selective divestitures at unfavorable prices. Any completed transaction may have an adverse effect on our operating results, particularly in the fiscal quarters immediately following its completion while we integrate the operations of the other business. In addition, once integrated, combined operations may not necessarily achieve the levels of revenues, profitability or productivity anticipated. There also may be limitations on our ability to consummate a merger or acquisition transaction. For example, any transaction would have to comply with the terms of the credit facility and our note indentures, or may require the consent of lenders under those instruments that might not be obtainable on acceptable terms. In addition, regulatory constraints might impede or prevent business combinations. Our inability to consummate a merger or acquisition for these or other reasons could result in our failure to participate in the expected benefits of industry consolidation and may have an adverse effect on our ability to compete effectively.

If our wireless service provider customers consolidate or merge with each other to a significant degree, our growth, revenue and ability to generate positive cash flows could be adversely affected.

Significant consolidation among our wireless service provider customers, such as the recently completed transaction between Cingular Wireless and AT&T Wireless, may result in reduced capital expenditures in the aggregate because the existing networks of many wireless carriers overlap, as do their expansion plans. Similar consequences might occur if wireless service providers engage in extensive sharing, roaming or resale arrangements as an alternative to leasing our antennae space. In January 2003, the Federal Communications Commission (FCC) eliminated its spectrum cap, which prohibited wireless carriers from owning more than 45 MHz of spectrum in any given geographical area. The FCC has also eliminated the cross-interest rule for metropolitan areas, which limited an entity’s ability to own interests in multiple cellular licenses in an overlapping geographical service area. Also, in May 2003, the FCC adopted new rules authorizing wireless radio services holding exclusive licenses to freely lease unused spectrum. Some wireless carriers may be encouraged to consolidate with each other as a result of these regulatory changes as a means to strengthen their financial condition. Consolidation among wireless carriers would also increase our risk that the loss of one or more of our major customers could materially decrease revenues and cash flows.

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

Our expansion in Mexico and Brazil, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. We have loaned $119.8 million (undiscounted) to a Mexican company, own or have the economic rights to over 1,850 towers in Mexico, including approximately 200 broadcast towers (after giving effect to pending transactions) and, subject to certain rejection rights, are contractually committed to construct up to approximately 400 additional towers in that country over the next three years. We also own or have acquired the rights to approximately 440 communications towers in Brazil and are, subject to certain rejection rights, contractually committed to construct up to 350 additional towers in that country over the next three years. The actual number of sites constructed will vary depending on the build out plans of the applicable carrier. We may, if economic and capital market conditions permit, also engage in comparable transactions in other countries in the future. Among the risks of foreign operations are governmental expropriation and regulation, the credit quality of our customers, inability to repatriate earnings or other funds, currency fluctuations, difficulty in recruiting trained personnel, and language and cultural differences, all of which could adversely affect our operations.

A substantial portion of our revenues is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. Approximately 62.8% of our revenues for the nine months ended September 30, 2004 and approximately 61.5% of our revenues for the year ended December 31, 2003 were derived from nine customers. Our largest domestic customer is Verizon Wireless, which represented 11.6% of our total revenues for the nine months ended September 30, 2004 and 12.3% of our revenues for the year ended December 31, 2003. If the recently completed transaction between Cingular Wireless and AT&T Wireless had occurred as of January 1, 2003, the combined revenues would have represented 14.0% of our revenues for the nine months ended September 30, 2004 and 13.2% of our revenues for the year ended December 31, 2003. Our largest international customer is Iusacell Celular, which is an affiliate of TV Azteca. Iusacell Celular accounted for approximately 3.8% and 4.7% of our total revenues for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. TV Azteca also owns a minority interest in Unefon, which is our second largest customer in Mexico and accounted for approximately 2.6% and 2.8% of our total revenues for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. In addition, we received $10.8 million and $14.2 million in interest income, net, from TV Azteca for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. If any of these customers were unwilling or unable to perform their obligations under our agreements with them, our revenues, results of operations, and financial condition could be adversely affected.

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

Iusacell Celular is our largest customer in Mexico and accounted for approximately 3.8% of our total revenues for the nine months ended September 30, 2004 and approximately 4.7% of our total revenues for the year ended December 31, 2003. In addition, in December 2003 we agreed to acquire up to 143 tower sites from Iusacell for up to an aggregate of $31.4 million, and had acquired 110 tower sites for approximately $24.5 million as of September 30, 2004. Iusacell currently is in default under certain of its debt obligations and is involved in litigation with certain of its creditors. If Iusacell files for bankruptcy, or if the creditor litigation has an adverse impact on Iusacell’s overall liquidity, it could interfere with Iusacell’s ability to meet its operating obligations, including rental payments under our leases with them.

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

If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against us for breaches by Verestar of those contracts as to which we are primarily or secondarily liable as a guarantor, which we do not expect will exceed $10.0 million. In addition, Verestar’s bankruptcy estate may bring certain claims against us or seek to hold us liable for certain transfers made by Verestar to us and/or for Verestar’s obligations to creditors under various equitable theories recognized under bankruptcy law. The Official Committee of Unsecured Creditors appointed in the Verestar bankruptcy proceeding (the “Committee”) has requested, and we have agreed to produce, certain documents in connection with the subpoena for Rule 2004 Examination (as defined under federal bankruptcy laws) issued by the Committee. The Bankruptcy Court also has entered an order approving a stipulation between Verestar and the Committee that permits the Committee to file claims against us and/or our affiliates on behalf of Verestar. As of the date of this filing, the Committee has not filed any claims against us or our affiliates on behalf of Verestar. The outcome of complex litigation (including claims which may be asserted against us by Verestar’s bankruptcy estate) cannot be predicted with certainty and is dependent upon many factors beyond our control; however, any such claims, if successful, could have a material adverse impact on our financial condition. Finally, we will incur additional costs in connection with our involvement in the reorganization or liquidation of Verestar’s business.

Information Presented Pursuant to the Indentures of Our 9 3/8% Notes, 7.50% Notes, ATI 12.25% Notes and ATI 7.25% Notes

The following table sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our 9 3/8% senior notes, 7.50% senior notes, ATI 12.25% senior subordinated discount notes and ATI 7.25% senior subordinated notes. The information contained in note 14 to our condensed consolidated financial statements is also presented to address certain reporting requirements contained in the indentures for our ATI 12.25% senior subordinated discount notes and ATI 7.25% senior subordinated notes.

The following table presents Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the notes (in thousands):

	9 3/8% Notes	ATI 12.25% Notes, ATI 7.25% Notes and 7.50% Notes
Tower Cash Flow, for the three months ended September 30, 2004	$121,561	$119,982

Consolidated Cash Flow, for the twelve months ended September 30, 2004	$439,712	$433,577
Less: Tower Cash Flow, for the twelve months ended September 30, 2004	(459,429)	(453,305)
Plus: four times Tower Cash Flow, for the three months ended September 30, 2004	486,244	479,928

Adjusted Consolidated Cash Flow, for the twelve months ended September 30, 2004	$466,527	$460,200

Non-Tower Cash Flow, for the twelve months ended September 30, 2004	$(21,728)	$(21,739)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate caps pursuant to our policies. All derivative financial instruments are for purposes other than trading. During the nine months ended September 30, 2004, we repaid or refinanced approximately $1.5 billion of principal on our outstanding debt, including the refinancing of our previous credit facility of $665.8 million with a new $1.1 billion senior secured credit facility; a $21.0 million prepayment of term loan A under our previous credit facility; the redemption of $212.7 million principal amount of our 6.25% convertible notes; the partial redemption and repurchase of $363.9 million principal amount of our 9 3/8% senior notes; and the repurchase of $258.0 million face amount of our other debt securities. In February 2004 and August 2004, we issued $225.0 million principal amount of 7.50% senior notes due May 1, 2012 and $345.0 million principal amount of 3.25% convertible notes due August 15, 2012. In June 2004 and July 2004, we entered into two cap agreements with an aggregate notional amount of $250.0 million and $100.0 million, respectively, and during the nine months ended September 30, 2004, we had four caps expire with aggregate notional amounts totaling $500.0 million.

The following tables provide information as of September 30, 2004 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

Twelve month period ended September 30, 2004

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$2,722	$16,826	$276,030	$650,858	$636,103	$1,221,690	$2,804,229	$2,797,670
Average Interest Rate (a)	7.94%	8.11%	8.50%	8.56%	6.04%	5.53%
Variable Rate Debt (a)	$4,000	$19,000	$49,000	$64,000	$64,000	$499,000	$699,000	$704,389
Average Interest Rate (a)
Aggregate Notional Amounts Associated with Interest Rate Caps in Place As of September 30, 2004 and Interest Rate Detail by Contractual Maturity Dates (In thousands, except percentages)
Interest Rate CAPS	2005	2006
Notional Amount (b)	$350,000	$350,000
Cap Rate	6.00%	6.00%

(a)

As of September 30, 2004, variable rate debt consists of our credit facility ($699.0 million) and fixed rate debt consists of: the 2.25% Notes ($0.1 million); the 5.0% Notes ($275.7 million); the 3.25% Notes ($210.0 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($400.0 million); the ATI 12.25% Notes ($650.8 million principal amount due at maturity; the balance as of September 30, 2004 is $366.6 million accreted value, net of the allocated fair value of the related warrants of $42.9 million); the 9 3/8% Notes ($636.1 million); the 3.00% Notes ($345.0 million principal amount due at maturity; the balance as of September 30, 2004 is $344.3 million accreted value) and other debt of $61.6 million. Interest on the credit facility is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at September 30, 2004 for the credit facility was 4.03%. For the nine months ended September 30, 2004, the weighted average interest rate under the credit facility was 3.66%. The 2.25% Notes bear interest (after giving effect to the accretion of the original discount on the 2.25% Notes) at 6.25% per annum, which is payable semiannually on April 15 and October 15 of each year. The 5.0% Notes bear interest at 5.0% per annum, which is payable semiannually on February 15 and August 15 of each year. The ATI 12.25% Notes bear interest (after giving effect to the accretion of the original discount and the accretion of the fair value of the warrants) at 14.7% per annum, payable upon maturity. The 9 3/8% Notes bear interest at 9 3/8%per annum, which is payable semiannually on February 1 and August 1 of each year. The 3.25% Notes bear interest at 3.25% per annum, which is payable semiannually on February 1 and August 1 of each year. The ATI 7.25% Notes bear interest at 7.25% per annum, which is payable semiannually on June 1 and December 1 of each year. The 7.50% Notes bear interest at 7.50% per annum, which is payable semiannually on May 1 and November 1 of each year. The 3.00% Notes bear interest at 3.00% per annum, which is payable semiannually on February 15 and August 15 of each year. Other debt consists of notes payable, capital leases and other obligations bearing interest at rates ranging from 7.9% to 12.0%, payable monthly.

(b)	Includes notional amounts of $250,000 and $100,000 that will expire in June and July 2006, respectively.

We maintain a portion of our cash and cash equivalents in short-term financial instruments that are subject to interest rate risks. Due to the relatively short duration of such instruments, we believe fluctuations in interest rates with respect to those investments will not materially affect our financial condition or results of operations.

Our foreign operations include rental and management segment divisions in Mexico and Brazil. The remeasurement gain (loss) for the three and nine months ended September 30, 2004 was approximately $0.6 million and $(0.1) million, respectively. The remeasurement loss for the three and nine months ended September 30, 2003 was approximately $(0.9) million and $(1.5) million, respectively.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on the Company’s consolidated financial position, the results of operations or liquidity.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

In August 2004, the Company sold in an institutional private placement $345.0 million principal amount of 3.00% convertible notes due August 15, 2012 for net proceeds of approximately $335.9 million. The Company issued the 3.00% convertible notes in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. As a basis for doing so, in each case the Company relied on the following facts: (1) the Company offered the securities to a limited number of offerees without any general solicitation, (2) the Company obtained representations from the purchasers that they satisfied the definition of “qualified institutional buyer” under Rule 144A and (3) the Company issued all of the securities with restrictive CUSIPs limiting resales to “qualified institutional buyers.”

ITEM 6.	EXHIBITS.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: November 8, 2004	By:	/s/ BRADLEY E. SINGER
Bradley E. Singer
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10	Asset Purchase Agreement dated as of October 18, 2004 between ATC Tower Services, Inc., and Andrew Corporation.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.