Form 10-K/A
period 2003-12-31
AMERICAN TOWER CORP /MA/
filed 2005-03-30
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

American Tower Corporation (the “Company”) is filing this amendment (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2003 (the “Original Filing”) to reflect the restatement of its consolidated financial statements as of December 31, 2003 and 2002 and for each of the years ended December 31, 2003, 2002 and 2001, and certain corresponding changes described below.

As disclosed in a Current Report on Form 8-K dated February 22, 2005, the Company undertook a review of its lease accounting practices as a result of changes in lease accounting announced by other public companies in January and February of 2005 and guidance provided by the Securities and Exchange Commission in its February 7, 2005 letter to the accounting industry. As a result of this review, the Company determined that it should change the periods used to calculate depreciation and amortization expense and straight-line rent expense relating to certain of its tower assets and underlying ground leases. The primary effect of this accounting correction is to accelerate to earlier periods non-cash rent expense and depreciation and amortization expense with respect to certain of the Company’s tower sites, resulting in an increase in non-cash expenses compared to what has previously been reported. A discussion of the restatement is set forth in note 2 to the consolidated financial statements included in this Amendment.

Changes also have been made to the following items in this Amendment as a result of the restatement:

Part I	—	Item 1. Business

Part II	—	Item 6. Selected Financial Data

	—	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	—	Item 8. Financial Statements and Supplementary Data

	—	Item 9A. Controls and Procedures

Part IV	—	Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

For ease of reference, this Amendment sets forth the Original Filing in its entirety. However, this Amendment does not reflect events that have occurred after the March 12, 2004 filing date of the Original Filing or modify or update the disclosures presented in the Original Filing, except to reflect the corrections described above. Other events occurring after the filing date of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004, which are being filed concurrently with the filing of this Form 10-K/A, and any reports filed subsequent to the date of this filing. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of the filing date of the Original Filing.

FORM 10-K/A AMENDMENT NO. 1 TO ANNUAL REPORT

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

Our core leasing business, which we refer to as our rental and management segment, accounted for approximately 98.4% and 96.5% of our segment operating profit for the years ended December 31, 2003 and December 31, 2002, respectively. In 2004, we expect that our rental and management segment will contribute approximately 98% of our segment operating profit, which we define as segment revenue less direct segment expense (rental and management segment operating profit includes interest income, TV Azteca, net – see note 17 to the consolidated financial statements).

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

We believe that our existing portfolio of towers, our tower related services and network development capabilities and our management team position us to benefit from these communication trends and to play an increasing role in addressing the needs of wireless service providers and broadcasters. The key elements of our strategy include:

•	Maximize Use of Our Tower Capacity. We believe that our highest returns will be achieved by leasing additional space on our existing towers. Annual rental and management revenue and segment operating profit growth during 2003 was approximately 14% and 26%, respectively. We anticipate that our revenues and segment operating profit will continue to grow because many of our towers are attractively located for wireless service providers and have capacity available for additional antenna space rental that we can offer to customers at low incremental costs to us. Because the costs of operating a tower are largely fixed, increasing utilization significantly improves operating margins. We will continue to target our sales and marketing activities to increase utilization of, and investment return on, our existing towers.

•	Actively Manage Our Tower Portfolio. We are actively managing our portfolio of towers by selling non-core towers and reinvesting a portion of the proceeds in high quality tower assets. In 2003, we sold over 300 non-core towers and redeployed a portion of the proceeds from these sales to the acquisition of 525 towers from NII Holdings in Mexico and Brazil. We also plan to pursue exchanges and sales of towers or tower clusters with tower operators and other entities. Our goal is to enhance operating efficiencies either by acquiring towers in regions where we have insufficient coverage or by disposing or exchanging towers in areas where we do not have operating economies of scale. If we are successful in disposing of certain tower assets, we may reinvest a portion of the proceeds received in tower assets that are expected to provide a greater return.

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

Products and Services

We operate in two business segments: rental and management and network development services. For more information about our business segments, as well as financial information about the geographic areas in which we operate, see note 17 to our consolidated financial statements included in this annual report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

ITEM 3.    LEGAL PROCEEDINGS

We periodically become involved in various claims and lawsuits (either asserted or unasserted) that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

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

ITEM 6.    SELECTED FINANCIAL DATA

We have restated our consolidated financial statements, as further discussed in the “Explanatory Note” in the forepart of this Form 10-K/A and in note 2 to the consolidated financial statements included herein, and the following selected financial data reflect this restatement. You should read the selected financial data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes to those consolidated financial statements included in this Form 10-K/A.

Our continuing operations are reported in two segments, rental and management and network development services. In accordance with generally accepted accounting principles, the consolidated statements of operations for all periods presented in this “Selected Financial Data” have been adjusted to reflect certain businesses as discontinued operations (see note 3 to our consolidated financial statements).

Year-to-year comparisons are significantly affected by our acquisitions, dispositions and, to a lesser extent, construction of towers. Our principal acquisitions and dispositions are described in “Business—Recent Transactions” and in the notes to our consolidated financial statements.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Rental and management	$619,697	$544,906	$431,051	$269,282	$131,245
Network development services	95,447	130,176	223,926	158,201	67,039

Total operating revenues	715,144	675,082	654,977	427,483	198,284

Operating expenses:
Rental and management	236,680	242,801	221,759	147,147	65,641
Network development services	88,943	118,591	199,568	140,758	55,217
Depreciation and amortization (1)	332,785	329,702	356,713	249,549	131,960
Corporate general, administrative and development expense	26,867	30,229	34,310	29,378	10,542
Impairments, net loss on sale of long-lived assets and restructuring expense	31,656	101,372	79,496

Total operating expenses	716,931	822,695	891,846	566,832	263,360

Operating loss from continuing operations	(1,787)	(147,613)	(236,869)	(139,349)	(65,076)
Interest income, TV Azteca, net	14,222	13,938	14,377	12,679	1,856
Interest income	5,255	3,496	28,372	15,948	17,850
Interest expense	(279,875)	(254,446)	(267,199)	(151,702)	(27,274)
Loss on retirement of long-term obligations	(46,197)	(8,869)	(26,336)	(24,198)	(2,286)
Other (expense) income	(8,598)	(7,004)	(27,838)	926	119

Loss from continuing operations before income taxes, minority interest and loss on equity method investments	(316,980)	(400,498)	(515,493)	(285,696)	(74,811)
Income tax benefit	77,509	78,973	113,721	81,358	12,548
Minority interest in net earnings of subsidiaries	(3,703)	(2,118)	(318)	(202)	(142)
Loss on equity method investments	(21,221)	(18,555)	(10,957)	(3,391)	(45)

Loss from continuing operations before cumulative effect of change in accounting principle	(264,395)	(342,198)	(413,047)	(207,931)	(62,450)

Basic and diluted loss per common share from continuing operations before cumulative effect of change in accounting principle (2)	$(1.27)	$(1.75)	$(2.16)	$(1.23)	$(0.42)

Weighted average common shares outstanding (2)	208,098	195,454	191,586	168,715	149,749

Other Operating Data:
Ratio of earnings to fixed charges (3)	—	—	—	—	—

	December 31,
	2003	2002	2001	2000	1999
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash and investments) (4)	$275,501	$127,292	$130,029	$128,074	$25,212
Property and equipment, net	2,488,350	2,650,490	3,254,905	2,278,940	1,080,224
Total assets	5,290,654	5,628,317	6,801,483	5,642,546	3,005,385
Long-term obligations, including current portion	3,361,225	3,448,514	3,561,960	2,468,223	740,822
Total stockholders’ equity	1,610,178	1,660,858	2,811,392	2,841,169	2,125,130

(1)	As of January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). Accordingly, we ceased amortizing goodwill on January 1, 2002. The statements of operations for all periods presented except for the years ended December 31, 2003 and 2002 include goodwill amortization. The adoption of SFAS No. 142 reduced amortization expense in continuing operations by approximately $67.6 million for the years ended December 31, 2003 and 2002.
(2)	We computed basic and diluted loss per common share from continuing operations before cumulative effect of change in accounting principle using the weighted average number of shares outstanding during each period presented. We have excluded shares issuable upon exercise of options and other common stock equivalents from the computations, as their effect is anti-dilutive.
(3)	For purposes of calculating this ratio, “earnings” consists of loss from continuing operations before income taxes, fixed charges (excluding interest capitalized), minority interest in net earnings of subsidiaries, losses from equity investments and amortization of interest capitalized. “Fixed charges” consist of interest expensed and capitalized, amortization of debt discount and related issuance costs and the component of rental expense associated with operating leases believed by management to be representative of the interest factor thereon. We had a deficiency in earnings to fixed charges in each period as follows (in thousands): 2003–$315,165; 2002–$404,041; 2001–$529,227; 2000–$296,363; and 1999–$77,984.
(4)	Includes, as of December 31, 2003, approximately $170.0 million of restricted funds to be held in escrow to pay, repurchase, redeem or retire certain of our outstanding debt. Any balance remaining on June 30, 2004 from the January 2003 12.25% senior subordinated discount notes offering must be used to prepay a portion of the term loans under our credit facilities. Includes, as of December 31, 2001 and 2000, approximately $94.1 million and $46.0 million, respectively, of restricted funds required under our credit facilities to be held in escrow through August 2002 to fund scheduled interest payments on our outstanding senior and convertible notes.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We have restated our consolidated financial statements, as further discussed in the “Explanatory Note” in the forepart of this Form 10-K/A and in note 2 to the consolidated financial statements included herein, and the following discussion and analysis of our financial condition and results of operations reflect this restatement.

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosures in our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and the information set forth under the heading “Critical Accounting Policies and Estimates” on page 38.

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment profit (loss) as a means to measure operating performance in these business segments. We define segment operating profit (loss) as segment revenues less segment operating expenses excluding depreciation and amortization; corporate general, administrative and development expense; and impairments, net loss on sale of long-lived assets and restructuring expense. Segment profit (loss) for the rental and management segment includes interest income, TV Azteca, net (see note 17 to our consolidated financial statements). In accordance with generally accepted accounting principles, the consolidated statements of operations for periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been adjusted to reflect certain businesses as discontinued operations (see note 3 to our consolidated financial statements).

Executive Overview

Our principal operating segment is our rental and management segment, which accounted for approximately 86.7% and 80.7% of our total revenues and approximately 98.4% and 96.5% of our segment operating profit for the years ending December 31, 2003 and 2002, respectively. The primary factors affecting the stability and growth of our revenues and cash flows for this segment are our recurring revenues from existing tenant leases and the contractual escalators in those leases, leasing additional space on our existing towers, and acquiring and building additional tower sites. We continue to believe that our leasing revenue is likely to grow more rapidly than revenue from our network development services segment due to our strategic focus on our rental and management segment, the continuing growth in the use of wireless communications services and our ability to utilize existing tower capacity. In addition, we believe the majority of our leasing activity will continue to come from broadband-services customers.

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

Results of Operations

Years Ended December 31, 2003 and 2002

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2003	2002
	(in thousands)
REVENUES:
Rental and management	$619,697	$544,906	$74,791	14%
Network development services	95,447	130,176	(34,729)	(27)

Total revenues	715,144	675,082	40,062	6

OPERATING EXPENSES:
Rental and management	236,680	242,801	(6,121)	(3)
Network development services	88,943	118,591	(29,648)	(25)
Depreciation and amortization	332,785	329,702	3,083	1
Corporate general, administrative and development expense	26,867	30,229	(3,362)	(11)
Impairments, net loss on sale of long-lived assets and restructuring expense	31,656	101,372	(69,716)	(69)

Total operating expenses	716,931	822,695	(105,764)	(13)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net	14,222	13,938	284	2
Interest income	5,255	3,496	1,759	50
Interest expense	(279,875)	(254,446)	25,429	10
Loss on retirement of long-term obligations	(46,197)	(8,869)	37,328	421
Other expense	(8,598)	(7,004)	1,594	23
Income tax benefit	77,509	78,973	(1,464)	(2)
Minority interest in net earnings of subsidiaries	(3,703)	(2,118)	1,585	75
Loss on equity method investments	(21,221)	(18,555)	2,666	14
Loss from discontinued operations, net	(60,926)	(258,724)	(197,798)	(76)
Cumulative effect of change in accounting principle, net		(562,618)	(562,618)	N/A

Net loss	$(325,321)	$(1,163,540)	$(838,219)	(72)%

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

Total Operating Expenses

Total operating expenses for the year ended December 31, 2003 were $716.9 million, a decrease of $105.8 million from the year ended December 31, 2002. The principal components of the decrease were attributable to expense decreases in our network development services segment of $29.6 million and a decrease in impairments, net loss on sale of long-lived assets and restructuring expense of $69.7 million. The remaining components of the decrease were attributable to decreases in expenses within our rental and management segment of $6.1 million and a decrease in corporate general, administrative and development expense of $3.4 million. These decreases were partially offset by an increase in depreciation and amortization of approximately $3.0 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the year ended December 31, 2003 was $236.7 million, a decrease of $6.1 million from the year ended December 31, 2002. The decrease resulted primarily from a decrease in certain rental and management segment overhead costs, partially offset by an increase in tower expenses related to the 1,200 towers we have acquired/constructed since January 1, 2002 due to their inclusion in our results for a full year in 2003.

Rental and management segment profit for the year ended December 31, 2003 was $397.2 million, an increase of $81.2 million from the year ended December 31, 2002. The increase resulted primarily from incremental revenues and operating profit from adding additional broadband tenants to existing towers and newly acquired and/or constructed towers, coupled with a net reduction in tower expenses, as discussed above.

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

Other Expense

Other expense for the year ended December 31, 2003 was $8.6 million, an increase of $1.6 million from the year ended December 31, 2002. The increase resulted primarily from fees and expenses incurred in 2003 in connection with a financing transaction that we did not consummate as a result of the ATI 12.25% senior subordinated discount notes offering. This increase was partially offset by decreased foreign currency transaction losses and impairments on cost investments.

Income Tax Benefit

The income tax benefit for the year ended December 31, 2003 was $77.5 million, a decrease of $1.5 million from the year ended December 31, 2002. The effective tax rate was 24.5% for the year ended December 31, 2003, as compared to 19.7% for the year ended December 31, 2002. The primary reason for the increase in the effective tax rate is a result of a $27.5 million valuation allowance that we recorded in 2002 in connection with our tax planning strategy to carry back approximately $380.0 million of federal net operating losses generated prior to 2003. This strategy resulted in the filing of tax refund claims with the IRS in 2003. In June 2003, we filed an income tax refund claim with the IRS relating to carrying back net operating losses that we generated in 1998, 1999 and 2001. We filed a similar claim in October 2003, with respect to net operating losses generated in 2002. We anticipate receiving a refund of approximately $90.0 million as a result of these claims, which will monetize a portion of our deferred tax asset. We estimate recovery of these amounts within one to three years of the dates the claims were filed with the IRS. There can be no assurances, however, with respect to the specific amount and timing of the refund. The valuation allowance represents the estimated lost tax benefit and costs incurred in connection with implementing this strategy. This increase was offset in part by an increase in the valuation allowance in 2003 for capital losses and non-deductible losses on retirements of our convertible notes.

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

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2003, we have provided a valuation allowance of approximately $162.8 million primarily related to net state deferred tax assets, capital loss carryforwards and the lost tax benefit and costs associated with the tax refund claims. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims and our federal net operating loss carryforwards, as management believes that we will be successful with our tax refund claims and will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

We intend to recover a portion of our deferred tax asset through our tax refund claims discussed above. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets as of December 31, 2003 will be dependent upon our ability to generate approximately $1.1 billion in taxable income from January 1, 2004 to December 31, 2023. If we are unable to generate sufficient taxable income in the future, or carry back losses, as described below, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Loss on Equity Method Investments

Loss on equity method investments for the year ended December 31, 2003 was $21.2 million, an increase of $2.7 million from the year ended December 31, 2002. This increase is related to an increase in impairment charges on our equity investments of $9.8 million, offset by a decrease in losses on our equity investments of $7.1 million.

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

Years Ended December 31, 2002 and 2001

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2002	2001
	(in thousands)
REVENUES:
Rental and management	$544,906	$431,051	$113,855	26%
Network development services	130,176	223,926	(93,750)	(42)

Total revenues	675,082	654,977	20,105	3

OPERATING EXPENSES:
Rental and management	242,801	221,759	21,042	9
Network development services	118,591	199,568	(80,977)	(41)
Depreciation and amortization	329,702	356,713	(27,011)	(8)
Corporate general, administrative and development expense	30,229	34,310	(4,081)	(12)
Impairments, net loss on sale of long-lived assets and restructuring expense	101,372	79,496	21,876	28

Total operating expenses	822,695	891,846	(69,151)	(8)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net	13,938	14,377	(439)	(3)
Interest income	3,496	28,372	(24,876)	(88)
Interest expense	(254,446)	(267,199)	(12,753)	(5)
Loss on retirement of long-term obligations	(8,869)	(26,336)	(17,467)	(66)
Other expense	(7,004)	(27,838)	(20,834)	(75)
Income tax benefit	78,973	113,721	(34,748)	(31)
Minority interest in net earnings of subsidiaries	(2,118)	(318)	1,800	566
Loss on equity method investments	(18,555)	(10,957)	7,598	69
Loss from discontinued operations, net	(258,724)	(58,990)	199,734	339
Cumulative effect of change in accounting principle, net	(562,618)		562,618	N/A

Net loss	$(1,163,540)	$(472,037)	$(691,503)	146%

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

Total Operating Expenses

Total operating expenses for the year ended December 31, 2002 were $822.7 million, a decrease of $69.2 million from the year ended December 31, 2001. The principal component of the decrease was attributable to expense decreases in our network development services segment of $81.0 million. The remaining components of the decrease were attributable to a decrease in depreciation and amortization expense of $27.0 million and a decrease in corporate general, administrative and development expense of $4.1 million. These decreases were offset by increases in expenses within our rental and management segment of $21.0 million, coupled with an increase in impairments, net loss on sale of long-lived assets and restructuring expense of $21.9 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the year ended December 31, 2002 was $242.8 million, an increase of $21.0 million from the year ended December 31, 2001. The majority of the increase resulted from incremental operating expenses incurred in 2002 for the more than 3,700 towers that were acquired or constructed during 2001 (due to a full year of inclusion in our results of operations in 2002). The balance of the increase reflects operating expenses incurred in 2002 for the more than 570 towers acquired/constructed in 2002. These increases were partially offset by cost reduction efforts in administrative and operational functions.

Rental and management segment profit for the year ended December 31, 2002 was $316.0 million, an increase of $92.4 million from the year ended December 31, 2001. The increase resulted primarily from incremental revenues and operating profit from both newly acquired and constructed towers and existing towers.

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

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2002 was $329.7 million, a decrease of $27.0 million from the year ended December 31, 2001. The decrease reflects the adoption of SFAS No. 142, which reduced amortization expense by approximately $67.6 million. This decrease was partially offset by an increase in depreciation expense related to acquisitions and capital expenditures of approximately $236.9 million in 2002 and a full year of depreciation on the $1.4 billion of property and equipment acquired in 2001.

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

Other Expense

Other expense for the year ended December 31, 2002 was $7.0 million, a decrease of $20.8 million from the year ended December 31, 2001. The decrease resulted primarily from decreased impairment charges on cost basis investments. Such decrease was partially offset by increased foreign currency losses related to our Mexican subsidiary.

Income Tax Benefit

The income tax benefit for the year ended December 31, 2002 was $79.0 million, a decrease of $34.7 million from the year ended December 31, 2001. The effective tax rate was 19.7% for the year ended December 31, 2002, as compared to 22.1% for the year ended December 31, 2001. The decrease in the effective tax rate was primarily attributable to a valuation allowance of $27.5 million that we recorded in 2002 in connection with our tax planning strategy to carry back certain federal net operating losses. The valuation allowance represents the estimated lost tax benefit and costs associated with implementing such strategy. This decrease is offset by the impact of our ceasing to amortize goodwill (the majority of which is non-deductible for tax purposes) in 2002 in connection with the adoption of SFAS No. 142.

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

We intend to recover a portion of our deferred tax asset through our tax planning strategy, which carries back certain federal net operating losses. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets as of December 31, 2002 will be dependent upon our ability to generate approximately $900.0 million in taxable income from January 1, 2003 to December 31, 2022. If we are unable to generate sufficient taxable income in the future, or carry back losses as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Loss on Equity Method Investments

Loss on equity method investments for the year ended December 31, 2002 was $18.6 million, an increase of $7.6 million from the year ended December 31, 2001. The increase is primarily related to increased impairment charges on our equity investments, coupled with increased losses on equity of those investments.

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

Contractual Obligations.

The following table sets forth information relating to our contractual obligations payable in cash as of December 31, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total
Credit facility term loan A (1)	$73,056	$111,459	$133,578	$71,448			$389,541
Credit facility term loan B (1)(2)	2,697	2,697	2,697	258,895			266,986
Credit facility revolver (1)				48,189			48,189
9 3/8% senior notes						$1,000,000	1,000,000
12.25% senior subordinated discount notes (3)					$808,000		808,000
7.25% senior subordinated notes						400,000	400,000
5.0% convertible notes (4)(5)				349,413			349,413
6.25% convertible notes (4)(5)			212,742				212,742
3.25% convertible notes						210,000	210,000
2.25% convertible notes	44						44

Long-term obligations, excluding capital leases and other notes payable	75,797	114,156	349,017	727,945	808,000	1,610,000	3,684,915

Cash interest expense (1)(2)(3)(5)	195,000	184,000	172,000	136,000	130,000	103,000	920,000
Capital lease payments (including interest) and other notes payable	5,548	4,635	19,233	3,355	3,215	208,645	244,631
Operating lease payments (6)	101,445	102,607	102,907	102,883	103,118	1,667,465	2,180,425
Purchase obligations for acquisitions	31,400						31,400
Other long-term liabilities (7)	1,069	322	329	337	345	3,551	5,953

Total	$410,259	$405,720	$643,486	$970,520	$1,044,678	$3,592,661	$7,067,324

A description of our contractual debt obligations is included in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” as well as in note 8 to our consolidated financial statements.

(1)	Interest on our credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option, either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at December 31, 2003 for the credit facilities was 4.25%. For projections of our cash interest expense related to the credit facilities, we have assumed the LIBOR rate, before the margin as defined in our credit facility agreements, is 1.5% through December 31, 2007.
(2)	In January 2004, we refinanced our $267.0 million term loan B with a new term loan C due December 31, 2007. The new term loan C has substantially the same terms as term loan B, except that the interest rate spreads for the LIBOR and base rate loans were reduced from 3.5% above LIBOR to 2.25% and from 2.5% above the base rate to 1.25%, respectively.

(3)	The 12.25% senior subordinated discount notes accrue no cash interest. Instead, the accreted value of each note increases between the date of original issuance and maturity (August 1, 2008) at a rate of 12.25% per annum, with principal due at maturity of $808.0 million. As of December 31, 2003, the outstanding debt under the 12.25% senior subordinated discount notes was $424.2 million accreted value, net of the allocated fair value of $44.2 million relating to warrants issued in conjunction with these notes.
(4)	The holders of our 6.25% and 5.0% convertible notes have the right to require us to repurchase their notes on specified dates prior to their maturity dates in 2009 and 2010, but we may pay the purchase price by issuing shares of our Class A common stock, subject to certain conditions. The obligations with respect to the right of the holders to put the 6.25% convertible notes and 5.0% convertible notes on October 22, 2006 and February 20, 2007, respectively, have been classified as cash obligations in those respective periods.
(5)	In February 2004, we sold $225.0 million principal amount of 7.50% senior notes due 2012 through an institutional private placement. The net proceeds of the offering were used to redeem all of our outstanding 6.25% convertible notes and to repurchase $4.5 million of our 5.0% convertible notes.
(6)	Operating lease payments include payments to be made under non-cancelable initial terms, as well as payments for certain renewal periods at our option because failure to renew could result in a loss of the applicable tower site and related revenues from tenant leases, thereby making it reasonably assured that we will renew the lease.
(7)	Liabilities that are not payable in cash, primarily our unearned revenue and deferred rent liability, are not included.

The above table does not include certain commitments relating to the construction of tower sites under existing build to suit agreements as of December 31, 2003, as we cannot currently estimate the timing and amounts of such payments. (See note 10 to our consolidated financial statements.)

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

In February 2004, we raised an additional approximately $221.7 million of net proceeds through an institutional private placement of our 7.50% senior notes due 2012. Approximately $217.1 million of the net proceeds from this offering were used to redeem all of our outstanding 6.25% convertible notes due 2009, and $4.5 million of those proceeds were used to repurchase our 5.0% convertible notes. (See note 20 to our consolidated financial statements.)

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

We have identified the following policies as critical to our business operations and the understanding of our results of operations. This is not a comprehensive list of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For a discussion of our other accounting policies, see note 1 to the consolidated financial statements in this annual report on Form 10-K/A, beginning on page F-7.

•

Income Taxes.    We record a valuation allowance to reduce our net deferred tax asset to the amount that management believes is more likely than not to be realized. At December 31, 2003, we provided a valuation allowance of approximately $162.8 million primarily related to our net state deferred tax assets and capital loss carryforwards. In addition, we also recorded a valuation allowance in 2002 related to a tax planning strategy related to the carry back of certain federal net operating losses. The valuation allowance represents the estimated lost tax benefit and costs associated with such strategy. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims and our federal net operating loss carryforwards, as management believes that we will be successful with our tax refund claims and have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

We intend to recover a portion of our net deferred tax asset through our tax refund claims related to certain federal net operating losses, filed during 2003 as part of a tax planning strategy implemented in 2002. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets will be dependent upon our ability to generate approximately $1.1 billion in taxable income from January 1, 2004 to December 31, 2023. If we are unable to generate sufficient taxable income in the future or carry back losses as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders equity.

Depending on the resolution of the Verestar bankruptcy proceedings described in note 3 to the consolidated financial statements, we may be entitled to a worthless stock or bad debt deduction for our investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

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

	Consolidated		Restricted Group
	Year Ended December 31,		Year Ended December 31,
	2003	2002	2003	2002
	(In thousands)
Operating revenues	$715,144	$675,082	$715,144	$675,082

Total operating expenses	716,931	822,695	716,931	822,695
Total other expense	315,193	252,885	315,193	252,885

Loss from continuing operations before income taxes, minority interest and loss on equity method investments	(316,980)	(400,498)	(316,980)	(400,498)
Income tax benefit	77,509	78,973	77,509	78,973
Minority interest in net earnings of subsidiaries	(3,703)	(2,118)	(3,703)	(2,118)
Loss on equity method investments	(21,221)	(18,555)	(21,221)	(18,555)

Loss from continuing operations before cumulative effect of change in accounting principle	(264,395)	(342,198)	(264,395)	(342,198)
Loss from discontinued operations, net of tax	(60,926)	(258,724)	(26,464)	(17,149)

Loss before cumulative effect of change in accounting principle	$(325,321)	$(600,922)	$(290,859)	$(359,347)

Information Presented Pursuant to the Indentures of Our 9 3/8% Notes, ATI 12.25% Notes and ATI 7.25% Notes

The following table sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our 9 3/8% Notes and our ATI 12.25% Notes and ATI 7.25% Notes. The information contained in note 21 to our consolidated financial statements is also presented to address certain reporting requirements contained in the indentures for our ATI 12.25% Notes and ATI 7.25% Notes.

Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for our 9 3/8% Notes, ATI 12.25% Notes and ATI 7.25% Notes, are as follows (in thousands):

	9 3/8% Notes	ATI 12.25% Notes and ATI 7.25% Notes
Tower Cash Flow, for the three months ended December 31, 2003	$106,542	$105,067

Consolidated Cash Flow, for the twelve months ended December 31, 2003	$382,503	$376,445
Less: Tower Cash Flow, for the twelve months ended December 31, 2003	(397,239)	(391,203)
Plus: four times Tower Cash Flow, for the three months ended December 31, 2003	426,168	420,268

Adjusted Consolidated Cash Flow, for the twelve months ended December 31, 2003	$411,432	$405,510

Non-Tower Cash Flow, for the twelve months ended December 31, 2003	$(17,757)	$(18,499)

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

We maintain a portion of our cash and cash equivalents and restricted cash and investments in short-term financial instruments that are subject to interest rate risks. Due to the relatively short duration of such instruments, we believe fluctuations in interest rates with respect to those investments will not materially affect our financial condition or results of operations. However, changes in interest rates can cause interest charges to fluctuate on our variable rate debt, comprised of $704.7 million under our credit facilities as of December 31, 2003. A 10% increase, or approximately 43 basis points, in current interest rates would cause an additional pre-tax charge to our net loss of $3.0 million for the year ended December 31, 2003. In addition, changes in interest rates can also cause our cash flows to fluctuate relative to interest payments on variable rate debt. As described above, an increase of 10%, or approximately 43 basis points, in current interest rates would cause our cash outflows to increase by $3.0 million for the year ended December 31, 2003.

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

In February 2005, subsequent to the period covered by this report, our management determined that our previously issued financial statements should be restated to correct our accounting practices for ground leases underlying our tower sites. We undertook a review of our lease accounting practices as a result of changes in lease accounting announced by other public companies in January and February of 2005 and guidance provided by the Securities and Exchange Commission in its February 7, 2005 letter to the accounting industry. As a result of this review, our management determined that we should change the periods used to calculate depreciation and amortization expense and straight-line rent expense relating to certain of our tower assets and underlying ground leases. Accordingly, we restated our consolidated financial statements as of December 31, 2003 and 2002 and for each of the years ended December 31, 2003, 2002 and 2001, included in this Form 10-K/A. The restatement is further discussed in the “Explanatory Note” in the forepart of this Form 10-K/A and in note 2 to our consolidated financial statements included herein.

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report in connection with the filing of our Form 10-K in March 2004. Based on that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

In connection with the restatement and the filing of this Form 10-K/A, our management, with the participation of our principal executive officer and principal financial officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, the end of the period covered by this Form 10-K/A. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, as of the end of the period covered by this Form 10-K/A, in ensuring that material information relating to American Tower Corporation, required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods. The evaluation did not reveal any fraud, intentional misconduct or concealment on the part of our personnel. We have remediated the ineffectiveness of our disclosure controls and procedures by conducting a review of our lease accounting practices and correcting our accounting practices for depreciation and amortization expense and straight-line rent expense relating to certain of our tower assets and underlying ground leases.

(b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Based on the definition of “material weakness” in the Public Company Accounting Oversight Board Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the Securities and Exchange Commission is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on this interpretation, our management concluded that a material weakness existed in our internal control over financial reporting relating to the selection, application and monitoring of our accounting practices for depreciation and amortization expense and straight-line rent expense relating to certain of our tower assets and underlying ground leases. Our management disclosed this to the Audit Committee and to our independent registered public accountants. We have remediated the material weakness in internal control over financial reporting by conducting a review of our lease accounting practices and correcting our accounting practices for depreciation and amortization expense and straight-line rent expense relating to certain of our tower assets and underlying ground leases.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules.    See Index to Consolidated Financial Statements, which appears on page F-1 hereof. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this annual report on Form 10-K/A.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2005.

AMERICAN TOWER CORPORATION

By:	/s/ JAMES D. TAICLET, Jr.
James D. Taiclet, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES D. TAICLET, Jr. James D. Taiclet, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2005

/s/ BRADLEY E. SINGER Bradley E. Singer	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 29, 2005

/s/ TIMOTHY F. ALLEN Timothy F. Allen	Vice President of Finance and Corporate Controller (Principal Accounting Officer)	March 29, 2005

/s/ RAYMOND P. DOLAN Raymond P. Dolan	Director	March 29, 2005

/s/ CAROLYN F. KATZ Carolyn F. Katz	Director	March 29, 2005

/s/ GUSTAVO LARA CANTU Gustavo Lara Cantu	Director	March 29, 2005

/s/ FRED R. LUMMIS Fred R. Lummis	Director	March 29, 2005

/s/ PAMELA D.A. REEVE Pamela D. A. Reeve	Director	March 29, 2005

AMERICAN TOWER CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in notes 1 and 9 to the consolidated financial statements, in 2001 the Company adopted the provisions of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Also, as discussed in notes 1 and 6 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

As described in note 2 to the consolidated financial statements, the financial statements for all periods presented have been restated to correct the Company’s accounting practices for ground leases underlying its tower sites.

/s/    DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 12, 2004

(March 29, 2005 as to the effects of note 2)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(in thousands, except share data)

	2003	2002
	(as restated, see note 2)	(as restated, see note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,465	$127,292
Restricted cash and investments	170,036
Accounts receivable, net of allowances	57,735	64,889
Prepaid and other current assets	34,105	49,324
Costs and earnings in excess of billings on uncompleted contracts and unbilled receivables	19,933	21,955
Deferred income taxes	14,122	13,111
Assets held for sale	10,119	314,205

Total current assets	411,515	590,776

PROPERTY AND EQUIPMENT, net	2,488,350	2,650,490
OTHER INTANGIBLE ASSETS, net	1,019,861	1,106,756
GOODWILL, net	592,683	592,683
DEFERRED INCOME TAXES	502,737	425,616
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	275,508	261,996

TOTAL	$5,290,654	$5,628,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$107,557	$113,380
Accrued interest	59,734	63,611
Current portion of long-term obligations	77,622	269,858
Billings in excess of costs on uncompleted contracts and unearned revenue	41,449	38,733
Liabilities held for sale	8,416	200,696

Total current liabilities	294,778	686,278

LONG-TERM OBLIGATIONS	3,283,603	3,178,656
OTHER LONG-TERM LIABILITIES	83,496	86,958

Total liabilities	3,661,877	3,951,892

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES	18,599	15,567
STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 500,000,000 shares authorized; 211,855,658 and 185,643,625 shares issued, 211,710,437 and 185,499,028 shares outstanding, respectively	2,119	1,856
Class B Common Stock: $.01 par value; 50,000,000 shares authorized; 6,969,529 and 7,917,070 shares issued and outstanding, respectively	70	79
Class C Common Stock: $.01 par value; 10,000,000 shares authorized; 1,224,914 and 2,267,813 shares issued and outstanding, respectively	12	23
Additional paid-in capital	3,910,879	3,642,019
Accumulated deficit	(2,291,816)	(1,966,495)
Accumulated other comprehensive loss		(5,564)
Note receivable	(6,720)	(6,720)
Treasury stock (145,221 and 144,597 shares at cost)	(4,366)	(4,340)

Total stockholders’ equity	1,610,178	1,660,858

TOTAL	$5,290,654	$5,628,317

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003, 2002, and 2001

(in thousands, except per share data)

	2003	2002	2001
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
REVENUES:
Rental and management	$619,697	$544,906	$431,051
Network development services	95,447	130,176	223,926

Total operating revenues	715,144	675,082	654,977

OPERATING EXPENSES:
Rental and management	236,680	242,801	221,759
Network development services	88,943	118,591	199,568
Depreciation and amortization	332,785	329,702	356,713
Corporate general, administrative and development expense	26,867	30,229	34,310
Impairments, net loss on sale of long-lived assets and restructuring expense	31,656	101,372	79,496

Total operating expenses	716,931	822,695	891,846

OPERATING LOSS FROM CONTINUING OPERATIONS	(1,787)	(147,613)	(236,869)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $1,496, $1,494 and $1,160, respectively	14,222	13,938	14,377
Interest income	5,255	3,496	28,372
Interest expense	(279,875)	(254,446)	(267,199)
Loss on retirement of long-term obligations	(46,197)	(8,869)	(26,336)
Other expense	(8,598)	(7,004)	(27,838)

Total other expense	(315,193)	(252,885)	(278,624)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(316,980)	(400,498)	(515,493)
Income tax benefit	77,509	78,973	113,721
Minority interest in net earnings of subsidiaries	(3,703)	(2,118)	(318)
Loss on equity method investments	(21,221)	(18,555)	(10,957)

LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(264,395)	(342,198)	(413,047)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $12,034, $30,531 AND $14,755, RESPECTIVELY	(60,926)	(258,724)	(58,990)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(325,321)	(600,922)	(472,037)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $14,438		(562,618)

NET LOSS	$(325,321)	$(1,163,540)	$(472,037)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations before cumulative effect of change in accounting principle	$(1.27)	$(1.75)	$(2.15)
Loss from discontinued operations	(0.29)	(1.32)	(0.31)
Cumulative effect of change in accounting principle		(2.88)

NET LOSS PER COMMON SHARE	$(1.56)	$(5.95)	$(2.46)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	208,098	195,454	191,586

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002, and 2001 (as restated, see note 2)

(in thousands, except share data)

	Common Stock		Common Stock		Common Stock				Note Receivable	Additional Paid-in Capital	Accumulated Other Compre hensive Loss		Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Loss
	Class A		Class B		Class C		Treasury Stock
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2001 (as previously reported)	170,180,549	$1,701	8,095,005	$81	2,267,813	$23	(144,597)	$(4,340)		$3,174,622			$(295,057)	$2,877,030
Prior years adjustment (see note 2)													(35,861)	(35,861)

BALANCE, JANUARY 1, 2001 (as restated, see note 2)	170,180,549	1,701	8,095,005	81	2,267,813	23	(144,597)	(4,340)		3,174,622			(330,918)	2,841,169

2.25% convertible notes exchanged for common stock	3,962,537	40								86,403				86,443
Issuance of common stock - January offering and March transaction	10,100,000	101								363,150				363,251
Issuance of common stock, options, and warrants - mergers	377,394	4								8,454				8,458
Issuance of common stock - Employee Stock Purchase Plan	231,257	2								2,750				2,752
Issuance of note to executive officer (secured by class A common stock)									$(6,720)					(6,720)
Stock option activity	217,658	2								3,130				3,132
Share class exchanges	93,236	1	(93,236)	(1)
Net change in fair value of cash flow hedges, net of tax												$(17,506)		(17,506)	$(17,506)
Reclassification adjustment for realized losses on derivative instruments, net of tax												9,405		9,405	9,405
Cumulative effect adjustment recorded upon adoption of SFAS No. 133, net of tax												(7,852)		(7,852)	(7,852)
Foreign currency translation adjustment												(104)		(104)	(104)
Tax benefit of stock options										1,001				1,001
Net loss (as restated, see note 2)													(472,037)	(472,037)	(472,037)

Total comprehensive loss (as restated, see note 2)															$(488,094)

BALANCE, DECEMBER 31, 2001 (as restated, see note 2)	185,162,631	$1,851	8,001,769	$80	2,267,813	$23	(144,597)	$(4,340)	$(6,720)	$3,639,510		$(16,057)	$(802,955)	$2,811,392

Issuance of common stock - Employee Stock Purchase Plan	396,295	4								2,509				2,513
Share class exchanges	84,699	1	(84,699)	(1)
Net change in fair value of cash flow hedges, net of tax												(9,138)		(9,138)	(9,138)
Reclassification adjustment for realized losses on derivative instruments, net of tax												19,527		19,527	19,527
Foreign currency translation adjustment												104		104	104
Net loss (as restated, see note 2)													(1,163,540)	(1,163,540)	(1,163,540)

Total comprehensive loss (as restated, see note 2)															$(1,153,047)

BALANCE, DECEMBER 31, 2002 (as restated, see note 2)	185,643,625	$1,856	7,917,070	$79	2,267,813	$23	(144,597)	$(4,340)	$(6,720)	$3,642,019		$(5,564)	$(1,966,495)	$1,660,858

Issuance of common stock - August offering	14,260,000	143								120,200				120,343
2.25% convertible notes exchanged for common stock	8,415,984	84								86,045				86,129
12.25% senior subordinated discount notes - Warrants										52,525				52,525
Issuance of common stock - Employee Stock Purchase Plan	200,287	2								959				961
Share class exchanges	1,990,440	20	(947,541)	(9)	(1,042,899)	(11)
Stock option activity	1,345,322	14								7,859				7,873
Treasury stock transaction							(624)	(26)						(26)
Net change in fair value of cash flow hedges, net of tax												(329)		(329)	(329)
Reclassification adjustment for realized losses on derivative instruments, net of tax												5,893		5,893	5,893
Tax benefit of stock options										1,272				1,272
Net loss (as restated, see note 2)													(325,321)	(325,321)	(325,321)

Total comprehensive loss (as restated, see note 2)															$(319,757)

BALANCE, DECEMBER 31, 2003 (as restated, see note 2)	211,855,658	$2,119	6,969,529	$70	1,224,914	$12	(145,221)	$(4,366)	$(6,720)	$3,910,879	$		$(2,291,816)	$1,610,178

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002, and 2001

(in thousands)

	2003	2002	2001
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(325,321)	$(1,163,540)	$(472,037)
Adjustments to reconcile net loss to cash provided by operating activities:
Cumulative effect of change in accounting principle, net		562,618
Depreciation and amortization	332,785	329,702	356,713
Minority interest in net earnings of subsidiaries	3,703	2,118	318
Loss on investments and other non-cash expense	20,525	20,286	36,784
Impairments, net loss on sale of long-lived assets and non-cash restructuring expense	29,400	90,734	74,260
Loss on retirement of long-term obligations	46,197	8,869	26,336
Amortization of deferred financing costs	14,608	11,972	11,959
Provision for losses on accounts receivable	21,940	15,654	15,057
Amortization of debt and note receivable discount	60,987	6,194	7,286
Deferred income taxes	(77,509)	(82,120)	(117,345)
Non-cash items reported in discontinued operations (primarily depreciation, asset impairments and net losses on dispositions)	50,385	262,612	92,845
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(3,649)	23,621	(11,132)
Prepaid and other current assets	(17,503)	9,853	(47,322)
Costs and earnings in excess of billings on uncompleted contracts and unbilled receivables	5,595	19,136	(2,801)
Accounts payable and accrued expenses	312	(26,124)	1,793
Accrued interest	(4,363)	4,647	27,784
Billings in excess of costs and earnings on uncompleted contracts and unearned revenue	(3,139)	(5,684)	(3,291)
Other long-term liabilities	1,433	14,601	28,863

Cash provided by operating activities	156,386	105,149	26,070

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(61,608)	(180,497)	(568,158)
Payments for acquisitions, net of cash acquired	(95,077)	(56,361)	(812,782)
Proceeds from (advances of) notes receivable, net	6,946	5,068	(3,824)
Proceeds from sales of businesses and other long-term assets	110,753	109,353	1,680
Distributions to minority interest	(671)	(488)	(763)
Deposits and investments	(16,353)	7,668	(61,456)

Cash used for investing activities	(56,010)	(115,257)	(1,445,303)

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of debt securities and notes payable	1,032,384		1,000,000
Net proceeds from equity offerings, stock options and employee stock purchase plan	126,847	1,305	366,671
Borrowings under credit facilities		160,000	181,500
Repayment of notes payable, credit facilities and capital leases	(1,071,956)	(148,270)	(81,133)
Restricted cash and investments	(170,036)	94,071	(48,035)
Deferred financing costs and other financing activities	(39,442)	(5,664)	(45,850)

Cash (used for) provided by financing activities	(122,203)	101,442	1,373,153

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,827)	91,334	(46,080)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	127,292	35,958	82,038

CASH AND CASH EQUIVALENTS, END OF YEAR	$105,465	$127,292	$35,958

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—American Tower Corporation and subsidiaries (collectively, ATC or the Company), is an independent owner, operator and developer of wireless and broadcast communications sites in the United States, Mexico and Brazil. The Company’s primary business, as discussed in note 17, is the leasing of antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies. The Company also provides network development services to wireless service providers and broadcasters. During 2003 and 2002, the Company sold or committed to sell certain non-core businesses, which have been reported as discontinued operations. (See note 3.)

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company consolidates those entities in which it owns greater than fifty percent of the entity’s voting stock, with the exception of its wholly owned subsidiary, Verestar, Inc. (Verestar), as discussed in note 3.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss on Retirement of Long-Term Obligations—Loss on retirement of long-term obligations primarily includes non-cash charges related to the write-off of deferred financing fees as well as non-cash charges related to the fair value of incremental stock issued to induce convertible noteholders to convert their holdings prior to the scheduled redemption date. Such amounts are expensed as incurred in accordance with Statement of Financial Accounting Standard (SFAS) No. 84 “Induced Conversions of Convertible Debt.” (See note 8.) Loss on retirement of long-term obligations also includes gains from repurchasing certain of the Company’s debt obligations.

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

Discount on Convertible and Senior Subordinated Discount Notes—The Company amortizes the discount on its convertible and senior subordinated discount notes (including the allocated fair value of the related warrants) using the effective interest method over the term of the obligation. Such amortization is recorded as interest expense in the accompanying consolidated statements of operations. (See note 8.)

Derivative Financial Instruments—On January 1, 2001, the Company adopted the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended. The cumulative effect of adopting this statement resulted in a charge to other comprehensive loss of $7.9 million (net of a tax benefit of $4.2 million) as of January 1, 2001.

The Company is exposed to interest rate risk relating to variable interest rates on its credit facilities. During the years ended December 31, 2003, 2002 and 2001, as part of its overall strategy to manage the level of exposure to the risk of interest rate fluctuations under its variable rate credit facilities, the Company used interest rate swaps, caps and collars, which qualify and are designated as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of other comprehensive loss and subsequently reclassified into the statement of operations when the hedged transaction affects operations. The ineffective portion of the gain or loss on the derivative instrument is immediately recognized in the statement of operations. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the statement of operations in the period of change. The Company does not hold derivative financial instruments for trading purposes. As of December 31, 2003, the Company did not have any derivative instruments designated as cash flow hedges and managed its interest rate risk solely with interest rate caps. (See note 9.)

Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries in Mexico and Brazil is the U.S. dollar. Monetary assets and liabilities related to the Company’s Mexican and Brazilian operations are remeasured from the local currency into U.S. dollars at the rate of currency exchange at the end of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the applicable fiscal period. Non-monetary assets and liabilities are remeasured at historical exchange rates. Revenues and expenses are remeasured at average monthly exchange rates. All remeasurement gains and losses are included in the Company’s consolidated statement of operations within the caption other expense. The remeasurement loss (gain) for the years ended December 31, 2003, 2002 and 2001 approximated $1,142,000, $3,713,000 and $(207,000), respectively.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, demand deposits and short-term investments with remaining maturities (when purchased) of three months or less.

Restricted Cash and Investments—As of December 31, 2003, restricted cash and investments represented amounts required to be held in escrow to pay, repurchase, redeem or retire certain of the Company’s outstanding debt. The amounts in these restricted accounts include $49.1 million of remaining net proceeds from the January 2003 12.25% senior subordinated discount notes (ATI 12.25% Notes) offering and $120.9 million of net proceeds from the Company’s August 2003 equity offering. Any amounts remaining on June 30, 2004 from the ATI 12.25% Notes must be used to prepay a portion of the term loans under the Company’s credit facilities. Prior to January 2004, the Company’s credit facilities required that any amounts remaining from the August 2003 equity offering be contributed to the borrower subsidiaries under the credit facilities. In January 2004, the Company amended the credit facilities to remove the requirement that any remaining proceeds from the August 2003 equity offering be contributed to the borrower subsidiaries. (See note 20.)

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

Depreciation is provided using the straight-line method over the assets’ estimated useful lives. Property and equipment acquired through capitalized leases are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Towers on leased land are depreciated over the shorter of the term of the ground lease (including renewal options) or the estimated useful life of the tower (15 years). Asset useful lives are as follows:

Equipment	3-15 years
Buildings	32 years
Building and land improvements	15-32 years
Towers	up to 15 years

Expenditures for repairs and maintenance are expensed as incurred. Betterments and improvements that extend an asset’s useful life or enhance capacity are capitalized.

Goodwill and Other Intangible Assets—In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. Intangible assets that are deemed to have a definite life continue to be amortized over their useful lives. The cumulative effect of adopting this statement resulted in a non-cash charge of $562.6 million (net of a tax benefit of $14.4 million), which is included in the results of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations for the year ended December 31, 2002 as the cumulative effect of a change in accounting principle. The adoption of this statement reduced the Company’s amortization expense in continuing operations by approximately $67.6 million for the years ended December 31, 2003 and 2002. (See note 6.)

Income Taxes—The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. (See note 13.)

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

Impairments and Net Loss on Sale of Long-Lived Assets—The Company reviews long-lived assets, including intangibles with definite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by determining whether the net book value of the related assets will be recovered, either through projected undiscounted future cash flows (with respect to operating assets), or anticipated proceeds from sales (with respect to non-core assets that are designated for sale). If the Company determines that the carrying value of an asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows to be provided from the asset or the estimated sale proceeds, as compared to the asset’s carrying value. The Company records impairment losses in the period in which it identifies such impairments. (See note 12.)

Notes Receivable and Other Long-Term Assets—Other long-term assets primarily represent the Company’s notes receivable described in note 7, deferred rent asset associated with the straight-lining of non-cancelable leases that contain fixed escalation clauses over the terms of the applicable leases, as well as certain cost and equity investments and long-term deposits.

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

Stock-Based Compensation—In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. The Company continues to use Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” to account for equity grants and awards to employees, officers and directors and has adopted the disclosure-only provisions of SFAS No. 148. In accordance with APB No. 25, the Company recognizes compensation expense in income based on the excess, if any, of the quoted stock price at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The Company’s stock option plans are more fully described in note 14.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (as amended) to stock-based compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model (in thousands, except per share amounts):

	2003	2002	2001
Net loss as reported	$(325,321)	$(1,163,540)	$(472,037)
Add: Stock-based employee compensation expense, net of related tax effect, included in net loss as reported	2,077
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(31,156)	(38,126)	(50,540)

Pro-forma net loss	$(354,400)	$(1,201,666)	$(522,577)

Basic and diluted net loss per share as reported	$(1.56)	$(5.95)	$(2.46)
Basic and diluted net loss per share Pro-forma	$(1.70)	$(6.15)	$(2.73)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements—In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The fair value of a liability for asset retirement obligations is to be recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are to be capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of liabilities for asset retirement obligations will generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is to be recorded as an operating expense. The provisions of SFAS No. 143 were effective for the Company as of January 1, 2003. The Company recognized the cumulative effect of adopting SFAS No. 143 of $1.3 million in other expense in its consolidated statement of operations for the year ended December 31, 2003. The Company has also recorded accretion expense of $0.2 million in depreciation and amortization expense in the accompanying consolidated statement of operations for the year ended December 31, 2003.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144), which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” but retained many of its fundamental provisions. The Company adopted SFAS No. 144 on January 1, 2002. Accordingly, all relevant impairment assessments and decisions concerning discontinued operations have been made under this standard in 2003 and 2002. (See note 3.)

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

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The statement requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The requirements of SFAS No. 146 are effective for exit or disposal activities initiated after January 1, 2003. The Company has applied the provisions of this statement to exit or disposal activities initiated after January 1, 2003. (See note 12.)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of

FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” This interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. This interpretation also requires additional disclosures to be made by a guarantor in its annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The Company applied the initial liability recognition and measurement provisions of this interpretation in 2003 and recorded a liability for its estimate of the value of indemnifications related to sold businesses, of $0.6 million, which is reflected in loss on discontinued operations, net in the accompanying consolidated financial statement of operations for the year ended December 31, 2003. (See note 10.)

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

2.    RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2003, Company management determined that its previously issued financial statements should be restated to correct the Company’s accounting practices for ground leases underlying its tower sites. The Company determined that previous periods used to calculate depreciation and amortization expense and straight-line rent expense relating to certain of its tower assets and underlying ground leases were not appropriate as they did not accurately match the expected life of the lease. Accordingly, the Company restated its beginning accumulated deficit as of January 1, 2001 and its consolidated financial statements as of December 31, 2003 and 2002 and for each of the fiscal years ended December 31, 2003, 2002 and 2001, included in this annual report on Form 10-K/A.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As set forth below, the primary effect of this accounting correction is to accelerate to earlier periods non-cash rent expense and depreciation and amortization expense with respect to certain of the Company’s tower sites, resulting in an increase in non-cash expenses compared to what has previously been reported.

Rent expense—Many of the leases underlying the Company’s tower sites have fixed rent escalators, which provide for periodic increases in the amount of ground rent payable by the Company over time. Historically, the Company has calculated straight-line ground rent expense for these leases using the initial term of the ground lease, excluding any potential renewal periods. The Company has determined that it should change the periods used to calculate its straight-line ground rent expense based on the term of the underlying ground lease, the applicable tower’s useful life, and the term of tenant leases on the applicable tower. Typically, the Company enters into tenant leases, which contain multiple renewal options, with its customers for antenna space on its towers. Certain of these tenant leases require the Company to exercise all available renewal options pursuant to the underlying ground lease if the tenant exercises its renewal option. For towers with these types of tenant leases at the inception of the ground lease, the Company will calculate its straight-line ground rent over the lesser of the remaining ground lease life (including all renewal options) or the life of the tenant lease (including all renewal options). In instances where the Company’s tenant leases do not require the Company to exercise all available renewal options pursuant to the underlying ground lease, the Company will calculate its straight-line ground rent over the lesser of the remaining ground lease life (including all renewal options) or a period equal to or greater than the 15-year period over which the Company depreciates its tower assets. This change does not impact the timing or amount of actual payments under these ground leases, but does impact the rent expense recorded by the Company as compared to what has previously been reported.

Straight-line ground rent expense approximated $14,687,000, $16,685,000 and $16,369,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company’s deferred rent liability of approximately $69.1 million and $54.4 million is included in other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2003 and 2002, respectively.

Depreciation and amortization—A number of the Company’s towers are located on leased land where the term of the underlying ground lease had been or is shorter than the useful life of the tower. Historically, the Company has used a consistent depreciable life, 15 years, for all of its towers, regardless of the remaining term of the ground lease underlying each tower. The Company has determined that it should depreciate each tower and tower related assets (customer base and network intangibles) using a 15-year period, or, if the term of the underlying ground lease is less than 15 years (including all renewal options), using a period equal to the term of the ground lease. The change will result in an increase in the amount of depreciation and amortization recorded by the Company as compared to what has previously been reported.

Reclassifications—Loss on equity method investments and minority interest in net earnings of subsidiaries historically had been included as a component of other expense in the consolidated statements of operations. The Company has reclassified loss on equity method investments and minority interest in net earnings of subsidiaries to below the income tax benefit line in the consolidated statements of operations for all periods presented.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedules reconcile the amounts as originally reported in the Company’s consolidated statements of operations for each year in the three year period ended December 31, 2003 and the consolidated balance sheets as of December 31, 2003 and 2002, to the corresponding restated amounts (in thousands):

	Consolidated Statements of Operations
	As previously reported	As restated
Year Ended December 31, 2003
Rental and management expense	$222,724	$236,680
Depreciation and amortization	313,465	332,785
Total operating expenses	683,655	716,931
Operating loss from continuing operations	31,489	(1,787)
Income tax benefit	66,137	77,509
Net loss	(303,417)	(325,321)
Net loss per common share	(1.46)	(1.56)

Year Ended December 31, 2002
Rental and management expense	$226,786	$242,801
Depreciation and amortization	312,866	329,702
Total operating expenses	789,844	822,695
Operating loss from continuing operations	(114,762)	(147,613)
Income tax benefit	67,783	78,973
Net loss	(1,141,879)	(1,163,540)
Net loss per common share	(5.84)	(5.95)

Year Ended December 31, 2001
Rental and management expense	$209,923	$221,759
Depreciation and amortization	334,917	356,713
Total operating expenses	858,214	891,846
Operating loss from continuing operations	(203,237)	(236,869)
Income tax benefit	102,032	113,721
Net loss	(450,094)	(472,037)
Net loss per common share	(2.35)	(2.46)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consolidated Balance Sheets
	As previously reported	As restated

December 31, 2003
Property and equipment, net	$2,546,525	$2,488,350
Other intangible assets, net	1,057,077	1,019,861
Deferred income taxes	449,180	502,737
Other long-term liabilities	23,961	83,496
Accumulated deficit	(2,190,447)	(2,291,816)
Total assets	5,332,488	5,290,654
Total liabilities	3,602,342	3,661,877
Total stockholders’ equity	1,711,547	1,610,178
Total liabilities and stockholders’ equity	5,332,488	5,290,654

December 31, 2002
Property and equipment, net	$2,694,999	$2,650,490
Other intangible assets, net	1,138,318	1,106,756
Deferred income taxes	383,431	425,616
Other long-term liabilities	41,379	86,958
Accumulated deficit	(1,887,030)	(1,966,495)
Total assets	5,662,203	5,628,317
Total liabilities	3,906,313	3,951,892
Total stockholders’ equity	1,740,323	1,660,858
Total liabilities and stockholders’ equity	5,662,203	5,628,317

3.    DISCONTINUED OPERATIONS

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

Verestar—In December 2002, the Company committed to a plan to sell Verestar by December 31, 2003. Pursuant to that plan, in February 2003, the Company consummated the sale of Maritime Telecommunications Network (MTN), a subsidiary of Verestar, for approximately $25.5 million. In December 2003, Verestar filed for protection under Chapter 11 of the federal bankruptcy laws. Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. Accordingly, due to the bankruptcy filing, the Company ceased to consolidate Verestar’s financial results beginning December 22, 2003. The operations of Verestar are included in loss from discontinued operations, net in the accompanying consolidated statements of operations through the date of the bankruptcy filing.

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

The Company is primarily and secondarily liable as a guarantor for up to $10.0 million of certain contractual obligations associated with Verestar. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against the Company for breaches by Verestar on those contracts. The Company has recorded a liability for its estimate of costs that it may incur under these contracts, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2003. (See note 10.)

Kline—In June 2003, the Company committed to sell its steel fabrication and tall tower construction service subsidiary, Kline Iron & Steel Co., Inc. (Kline) by June 30, 2004, which was previously included in the network development services segment. During 2003, the Company recognized an aggregate non-cash charge of approximately $14.6 million (including $10.3 million of goodwill) related to the impairment of Kline’s net assets to reduce their carrying value to the estimated proceeds expected upon disposal. This charge is reflected in loss from discontinued operations, net, in the accompanying consolidated statement of operations for the year ended December 31, 2003. The Company sold substantially all the net assets of Kline on March 1, 2004. (See note 20.)

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

In January 2003, the Company consummated the sale of Flash Technologies, its remaining components business (previously included in the network development services segment) for approximately $35.5 million in cash and has recorded a net gain on disposal of approximately $0.1 million in the accompanying consolidated statement of operations for the year ended December 31, 2003.

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

Summary operating results of the discontinued operations are as follows (in thousands):

	2003	2002	2001
Revenue	$200,473	$412,053	$479,214

Loss from discontinued operations	(14,342)	(268,179)	(73,745)
Income tax benefit on loss from discontinued operations	1,874	22,965	14,755
Net loss on disposal of discontinued operations, net of tax benefit of $10,160 and $7,566, respectively	(48,458)	(13,510)

Loss from discontinued operations, net	$(60,926)	$(258,724)	$(58,990)

The Company had assets held for sale and liabilities held for sale comprised of the following as of December 31, (in thousands):

	2003	2002
Accounts receivable, net	$2,982	$40,069
Prepaids and other current assets	1,554	20,161
Property and equipment, net	5,532	218,670
Other long-term assets	51	35,305

Assets held for sale	$10,119	$314,205

Accounts payable, accrued expenses and other current liabilities	$8,416	$59,324
Capital lease obligations		125,230
Notes payable		16,142

Liabilities held for sale	$8,416	$200,696

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	COSTS AND EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS AND UNBILLED RECEIVABLES

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

5.    PROPERTY AND EQUIPMENT

Property and equipment (including assets held under capital leases) consist of the following as of December 31, (in thousands):

	2003	2002
Towers	$2,784,564	$2,706,005
Equipment	121,780	121,238
Buildings and improvements	166,068	168,445
Land and improvements	173,619	176,990
Construction-in-progress	38,683	63,755

Total	3,284,714	3,236,433
Less accumulated depreciation and amortization	(796,364)	(585,943)

Property and equipment, net	$2,488,350	$2,650,490

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

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

Network Development Services (Services)—As of January 1, 2002, the reporting units in the Company’s network development services segment included Kline, Specialty Constructors, Galaxy, MTS Components and Flash Technologies. The Company estimated the fair value of these reporting units utilizing future discounted cash flows and market information as to the value of each reporting unit on January 1, 2002. The Company recorded an impairment charge of $387.8 million for the year ended December 31, 2002 related to the impairment of goodwill within these reporting units. Such charge included full impairment for all of the goodwill within the reporting units except Kline, for which only a partial impairment was recorded. As discussed in note 3, the assets of all of these reporting units were sold as of December 31, 2003, except for those of Kline. (See note 20.)

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

The Company has selected December 1st as the date to perform its annual impairment test. In December 2003 and 2002, the Company completed its annual impairment testing. In performing its testing, the Company obtained an independent third party appraisal of its rental and management reporting unit that contains goodwill and concluded that an impairment was not required. The Company’s annual impairment testing at December 1, 2002 also included the remaining goodwill of Kline, and based on available market information, the Company

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined that goodwill was not impaired. As described in note 3, the Company committed to a plan to sell Kline in June 2003, reclassified its net assets to assets held for sale and recorded an impairment charge that included the remaining $10.3 million of Kline’s goodwill.

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

Prior to the adoption of SFAS No. 142, the Company had approximately $1.2 billion of net goodwill that was amortized on a straight-line basis over a fifteen-year period. Had the Company not amortized goodwill in prior periods in accordance with SFAS No. 142, amortization expense would have decreased by $87.8 million for the year ended December 31, 2001 and net loss and net loss per share for the year ended December 31, 2001 would have been approximately $(384.2) million and $(2.01), respectively.

The Company’s other intangible assets subject to amortization consist of the following as of December 31, (in thousands):

	2003	2002
Acquired customer base and network location intangibles	$1,299,708	$1,306,863
Deferred financing costs	111,484	100,091
Other intangibles	43,125	42,788

Total	1,454,317	1,449,742
Less accumulated amortization	(434,456)	(342,986)

Other intangible assets, net	$1,019,861	$1,106,756

The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization of intangible assets for the years ended December 31, 2003 and 2002 aggregated approximately $94.6 million and $92.7 million, respectively (excluding amortization of deferred financing costs, which is included in interest expense). The Company expects to record amortization expense of approximately $94.5 million, $93.1 million, $91.3 million, $87.4 million and $85.9 million, respectively, for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

7.    NOTES RECEIVABLE

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

8.    FINANCING ARRANGEMENTS

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

As of December 31, 2002, the Company’s credit facilities provided for a borrowing capacity of up to $2.0 billion. During 2003, the Company reduced the borrowing capacity under its credit facilities through certain amendments and related prepayments of $938.8 million, scheduled principal payments of $47.5 million and unscheduled principal payments of $14.0 million. The Company amended its credit facilities in February, July and November 2003, primarily to facilitate the notes offerings described below and the August 2003 equity offering described in note 14.

The November 2003 amendment facilitated the 7.25% senior subordinated notes offering; and the Company utilized the net proceeds of $389.3 million to prepay $208.0 million of term loan A, $140.3 million of term loan B and $41.0 million of the revolving loan, resulting in a permanent reduction of the term loans and revolving loan commitment. The July 2003 amendment facilitated the 3.25% convertible notes offering and concurrent equity offering; and the Company utilized $100.0 million of the net proceeds to prepay $61.7 million of term loan A, $0.4 million of term loan B and $37.9 million of the revolving loan, resulting in a permanent reduction of the term loans and revolving loan commitment. The remaining net proceeds from the equity offering are held in a restricted account to be used for purposes described in notes 1 and 20. The February 2003 amendment facilitated the ATI 12.25% Notes offering and the Company utilized $200.0 million of the net proceeds to prepay and reduce scheduled principal payments of $125.0 million of term loan A and $75.0 million of term loan B. The February amendment also reduced the revolving credit facility by $225.0 million and the overall borrowing capacity under the credit facilities was reduced by a required prepayment of $24.5 million from the proceeds of the sale of MTN. The remaining net proceeds from the ATI 12.25% Notes offering are held in a restricted account to be used for purposes described in note 1. As described in note 20, the Company also amended its credit facilities in January 2004.

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

Interest rates for the revolving credit facility and the term loan A are determined at the option of the Company (at a margin based on leverage) at either 2.0% to 3.25% above the LIBOR rate or 1.0% to 2.25% above the defined base rate. Prior to the January 2004 amendment described in note 20, interest rates for the term loan B were determined (at a margin based on leverage) at 3.5% above LIBOR or 2.5% above the defined base rate. The Company is required to pay quarterly commitment fees on the undrawn portion of the facility, ranging from 0.5% to 1.0% per annum, depending on the level of facility usage. In addition, the credit facilities require compliance with financial coverage ratios that measure operating cash flow against total debt, operating cash flow against senior debt, interest coverage, pro forma debt service and fixed charges, as defined in the credit facilities. The credit facilities also contain financial and operational covenants and other restrictions which the Company, the borrowers and their restricted subsidiaries must comply with, whether or not there are borrowings outstanding. Such covenants and restrictions include restrictions on certain types of acquisitions, indebtedness, investments, liens, capital expenditures, and the ability of the borrowers to pay dividends and make other distributions. The borrowers under the credit facilities include the Company’s principal domestic operating subsidiaries. The Company and the restricted subsidiaries (as defined in the credit facilities) have guaranteed all of the loans under the credit facilities. These loans are secured by liens on substantially all assets of the Company, the borrowers and the restricted subsidiaries. The credit facilities also restrict the borrowers’ and the restricted subsidiaries’ abilities to transfer funds to the Company. As of December 31, 2003, substantially all assets of the Company, with the exception of approximately $120.9 million of restricted cash and investments and its deferred tax assets, are held by the borrowers and the restricted subsidiaries. (See note 20.)

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

The ATI 12.25% Notes accrue no cash interest. Instead, the accreted value of each ATI 12.25% Note will increase between the date of original issuance and maturity (August 1, 2008) at a rate of 12.25% per annum. The effective interest rate on the ATI 12.25% Notes (after giving effect to the accretion of the original discount and the accretion of the warrants) is 14.7% per annum. The warrants are exercisable at any time on or after January 29, 2006 and will expire on August 1, 2008. The Company may redeem the ATI 12.25% Notes on or after February 1, 2006. The initial redemption price of the ATI 12.25% Notes is 106.125% of the principal amount, subject to a ratable decline the following year to 100% of the principal amount in 2008 and thereafter. The indenture governing the ATI 12.25% Notes contains certain restrictive covenants, including restrictions on the Company’s ability to incur more debt, pay dividends and make certain investments.

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

In February 2004, the Company redeemed all of its outstanding 6.25% Notes. (See note 20.)

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

The holders of the Company’s convertible notes have the right to require the Company to repurchase their notes on specified dates prior to their maturity dates in 2009 and 2010, but the Company may pay the purchase price by issuing shares of Class A common stock, subject to certain conditions. Obligations with respect to the right of the holders to put the 6.25% Notes and 5.0% Notes have been included in the table above as if such notes mature on the date of their put rights in 2006 and 2007, respectively. (See note 20.)

9.    DERIVATIVE FINANCIAL INSTRUMENTS

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

During the year ended December 31, 2003, the Company recorded an unrealized loss of approximately $0.3 million (net of a tax benefit of approximately $0.2 million) in other comprehensive loss for the change in fair value of cash flow hedges and reclassified $5.9 million (net of a tax benefit of approximately $3.2 million) into results of operations. During the year ended December 31, 2002, the Company recorded an unrealized loss of approximately $9.1 million (net of a tax benefit of approximately $4.9 million) in other comprehensive loss for the change in fair value of cash flow hedges and reclassified $19.5 million (net of a tax benefit of approximately $10.5 million) into results of operations. Hedge ineffectiveness resulted in a gain of approximately $1.0 million and a loss of approximately $2.2 million for the years ended December 31, 2002 and 2001, respectively, which are recorded in other expense in the accompanying consolidated statements of operations for those periods. The Company records the changes in fair value of its derivative instruments that are not accounted for as hedges in other expense. The Company does not anticipate reclassifying any derivative losses into its statement of operations within the next twelve months, as there are no amounts included in other comprehensive loss as of December 31, 2003.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    COMMITMENTS AND CONTINGENCIES

Lease Obligations—The Company leases certain land, office and tower space under operating leases that expire over various terms. Many of the leases contain renewal options with specified increases in lease payments upon exercise of the renewal option. Escalation clauses present in operating leases, excluding those tied to CPI, are straight-lined over the term of the lease. (See note 1.)

Future minimum rental payments under non-cancelable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable tower site and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the lease. Such payments in effect at December 31, 2003 are as follows (in thousands):

Year Ending December 31,
2004	$101,445
2005	102,607
2006	102,907
2007	102,883
2008	103,118
Thereafter	1,667,465

Total	$2,180,425

Aggregate rent expense (including the effect of straight-line rent expense) under operating leases for the years ended December 31, 2003, 2002 and 2001 approximated $116,928,000, $112,460,000 and $96,429,000, respectively.

Future minimum payments under capital leases (see note 8) in effect at December 31, 2003 are as follows (in thousands):

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

Acquisitions—As of December 31, 2003, the Company was party to agreements relating to the acquisition of tower assets from third parties for an estimated aggregate purchase price of $31.4 million. The Company may pursue the acquisition of other assets and businesses in new and existing locations, although there are no definitive material agreements with respect thereto. (See note 15.)

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

11.    RELATED PARTY TRANSACTIONS

In October 2003, Steven B. Dodge (Mr. Dodge), the Company’s Chairman and Chief Executive Officer until such date, announced his retirement as Chief Executive Officer and the Company agreed to pay Mr. Dodge

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.4 million pursuant to the terms of his retirement agreement. This expense is reflected in impairments, net loss on sale of assets and restructuring expense in the accompanying statement of operations for the year ended December 31, 2003. In January 2004, the Company also entered into an employment agreement with Mr. Dodge, pursuant to which Mr. Dodge will perform certain duties for the Company on a part-time basis, as specified by the terms of such agreement. In February 2004, Mr. Dodge retired from the board of directors and his position as Chairman. (See note 20.)

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

In October 2001, the Company consummated the sale of 8.7% of its Mexican subsidiary, ATC Mexico Holding Corp. (ATC Mexico Holding), to J. Michael Gearon, Jr. (Mr. Gearon), currently an executive officer and a director through May 2003, for $8.4 million. Mr. Gearon paid $1.7 million in cash and paid the remaining portion of the purchase price with a 7% secured note due 2010 in the principal amount of $6.7 million. The note, which accrues interest and is payable quarterly, is secured by certain shares of the Company’s Class A common stock owned by Mr. Gearon and his interest in ATC Mexico Holding. Interest income (paid quarterly) on the 7% secured note approximated $470,000 for the years ended December 31, 2003 and 2002 and $104,000 for the year ended December 31, 2001. The purchase price of $8.4 million represented the fair market value of an 8.7% interest in ATC Mexico Holding on the date of the sale as determined with the assistance of an independent appraiser. Pursuant to the terms of the stockholder agreement, Mr. Gearon may require the Company to purchase his interest in ATC Mexico Holding, for its then fair market value, any time after the soonest to occur of July 1, 2004, a change in control (as defined in the stockholder agreement relating to Mr. Gearon’s investment) of the Company or ATC Mexico Holding, or Mr. Gearon’s death or disability. In January 2003, as a result of the occurrence of a change in control, Mr. Gearon’s right to require the Company to purchase his interest in ATC Mexico Holding was accelerated and became exercisable. (See note 20.)

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

In December 2002, in connection with a potential financing transaction between the Company and SPO Partners II, LP (SPO), the Company entered into a letter agreement with SPO, which at the time was a holder of more than 5% of its Class A common stock. The agreement provided for a $2.0 million break-up fee (plus expenses) payable to SPO in the event that the Company consummated an alternative financing transaction. As a result of the ATI 12.25% Notes offering described in note 8, the Company paid this $2.0 million break-up fee and recorded these expenses in other expense in the accompanying statement of operations for the year ended December 31, 2003.

12.	IMPAIRMENTS, NET LOSS ON SALE OF LONG-LIVED ASSETS AND RESTRUCTURING EXPENSE

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    INCOME TAXES

The income tax benefit (provision) from continuing operations was comprised of the following for the years ended December 31, (in thousands):

	2003	2002	2001
Current:
Foreign		$(3,147)	$(3,624)
Deferred:
Federal	$100,699	129,555	148,605
State	16,728	17,093	19,576
Foreign	(2,456)	579	(1,092)
Less:
Benefit from disposition of stock options recorded to additional paid-in capital	(894)		(1,001)
Valuation allowance	(36,568)	(65,107)	(48,743)

Income tax benefit	$77,509	$78,973	$113,721

The domestic and international components of (loss) income from continuing operations before income taxes, minority interest and loss on equity method investments were as follows for the years ended December 31, (in thousands):

	2003	2002	2001
United States	$(342,039)	$(407,388)	$(520,637)
International	25,059	6,890	5,144

Total	$(316,980)	$(400,498)	$(515,493)

A reconciliation between the U.S. statutory rate from continuing operations and the effective rate was as follows for the years ended December 31,

	2003	2002	2001
Statutory tax rate	35%	35%	35%
State taxes, net of federal benefit	5	5	4
Non-deductible intangible amortization and losses on retirement of long term obligations	(4)		(6)
Foreign taxes	(3)	(4)	(1)
Other (primarily valuation allowance)	(8)	(16)	(10)

Effective tax rate	25%	20%	22%

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax asset and related valuation allowance are as follows (in thousands):

	2003	2002
Current assets:
Allowances, accruals and other items not currently deductible	$14,122	$13,111

Long-term items:
Assets:
Net operating loss carryforwards	406,482	447,682
Refund receivable from net operating loss carryback	132,710
Basis step-up from corporate restructuring and tax planning strategies	87,500	97,219
Items not currently deductible and other	110,610	97,068
Liabilities:
Depreciation and amortization	(28,658)	(67,850)
Other	(43,066)	(24,741)

Subtotal	665,578	549,378
Less: Valuation allowance	(162,841)	(123,762)

Net long-term deferred tax assets	$502,737	$425,616

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

SFAS No. 109, “Accounting for Income Taxes,” requires that companies record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2003, the Company has provided a valuation allowance of approximately $162.8 million, primarily related to net state deferred tax assets, capital loss carryforwards and the lost tax benefit and costs associated with our tax refund claims. The Company has not provided a valuation allowance for the remaining net deferred tax assets, primarily its tax refund claims and federal net operating loss carryforwards, as management believes the Company will be successful with its tax refund claims and have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The realization of the Company’s deferred tax assets will be dependent upon its ability to generate approximately $1.1 billion in taxable income from January 1, 2004 to December 31, 2023. If the Company is unable to generate sufficient taxable income in the future, or carry back losses as described above, it will be required to reduce its net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Depending on the resolution of the Verestar bankruptcy proceedings described in note 3, the Company may be entitled to a worthless stock or bad debt deduction for its investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

14.     STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2003 the Company was authorized to issue up to 20.0 million shares of $.01 par value preferred stock. As of December 31, 2003 and 2002 there were no preferred shares issued or outstanding.

Common Stock

As of December 31, 2003 the Company was authorized to issue up to 500.0 million shares of its $.01 par value per share Class A common stock, 50.0 million shares of its $.01 par value per share Class B common stock and 10.0 million shares of its $.01 par value per share Class C common stock. The Class A and B common stockholders are entitled to one and ten votes per share, respectively. The Class C common stock is non-voting. In addition, holders of Class B and C common stock may exchange their shares on a one-to-one basis for shares of Class A common stock. During the years ended December 31, 2003, 2002 and 2001, holders of Class B and Class C common stock exchanged 1,990,440; 84,699 and 93,236 of their shares, respectively, for shares of Class A common stock. (See note 20.)

Warrants

In January 2003, the Company issued warrants to purchase approximately 11.4 million shares of its Class A common stock in connection with the ATI 12.25% Notes offering. These warrants will be exercisable on or after January 29, 2006 at an exercise price of $0.01 per share and will expire on August 1, 2008. (See note 8.)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2003, the Company completed a public equity offering of 14,260,000 shares of its Class A common stock, at $8.89 per share. The net proceeds of the offering were approximately $120.3 million, after deducting the underwriters’ discount and commissions and other expenses related to the offering. As required by the July 2003 credit facilities amendment described in note 8, the Company placed the net proceeds in a restricted account, from which it may repurchase its outstanding debt securities. Prior to January 2004, the Company’s credit facilities required that any amounts remaining in the restricted account from this offering on August 4, 2004, be contributed to the borrower subsidiaries under the credit facilities. In January 2004, the Company amended the credit facilities to remove the requirement that any remaining proceeds from the August 2003 equity offering be contributed to the borrower subsidiaries.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Class A common stock for every three shares of Class A common stock issuable upon exercise of a surrendered option. No options were granted to any employees who participated in the exchange offer between the cancellation date and the new grant date.

ATC Mexico Holding Stock Option Plan—During 2001, ATC Mexico Holding’s Board of Directors approved the formation of the ATC Mexico Holding Stock Option Plan (ATC Mexico Plan) that provides for the issuance of options to officers, employees, directors and consultants of ATC Mexico. The ATC Mexico Plan limits the number of shares of common stock which may be granted to an aggregate of 360 shares, subject to adjustment based on changes in ATC Mexico’s capital structure. During 2002, ATC Mexico granted 318 options to purchase shares of ATC Mexico common stock to officers and employees. Such options were issued at one time with an exercise price of $10,000 per share. The exercise price per share was at fair market value based on an independent appraisal performed at the Company’s request. The fair value of ATC Mexico Plan options granted during 2002 were $3,611 per share as determined by using the Black-Scholes option pricing model. Options granted vest upon the earlier to occur of (a) the exercise by or on behalf of J. Michael Gearon, Jr. of his right to sell his interest in ATC Mexico Holding to the Company, (b) the exercise by the Company of its right to acquire Mr. Gearon’s interest in ATC Mexico Holding, or (c) a change of control of the Company (as defined in the ATC Mexico Plan), and expire ten years from the date of grant. No options under the ATC Mexico Plan were granted in 2003; exercised or cancelled in 2003 or 2002; and no options were exercisable as of December 31, 2003 or 2002. (See note 20.)

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

15.    ACQUISITIONS

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NII transaction—In December 2002, the Company entered into an agreement to acquire over 500 communications sites from NII Holdings, Inc. (NII), predominantly in Mexico, for an aggregate purchase price of $100.0 million in cash. The first of these closings occurred in December 2002, through which the Company acquired 140 towers for approximately $26.2 million in cash. During the year ended December 31, 2003, the Company satisfied its minimum commitment under its agreement with NII, bringing the total towers acquired from NII to 665 for an aggregate purchase price of approximately $112.4 million in cash. Although the Company has satisfied its minimum obligations under its agreement with NII, it has the option to continue to acquire additional tower assets from NII through 2007. (See note 10.)

In the fourth quarter of 2003, the Company entered into an agreement to acquire up to 143 communications sites in Mexico from Iusacell Celular (Iusacell) for a total purchase price of approximately $31.4 million in cash. The first of the closings under this agreement occurred in December 2003, through which the Company acquired 34 towers for approximately $8.5 million in cash. The Company expects to close on the remaining towers under this agreement in stages through the third quarter of 2004. (See note 10.)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    SUPPLEMENTAL CASH FLOW INFORMATION

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

17.    BUSINESS SEGMENTS

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

The accounting policies applied in compiling segment information below are similar to those described in note 1. In evaluating financial performance, management focuses on operating profit (loss), excluding depreciation and amortization; corporate general, administrative and development expense; and impairments, net loss on sale of long-lived assets and restructuring expense. This measure of operating profit (loss) is also before interest income, interest expense, other expense, loss on retirement of long-term obligations, minority interest in net earnings of subsidiaries, loss on equity method investments, income taxes, discontinued operations and cumulative effect of change in accounting principle. For reporting purposes, the RM segment includes interest income, TV Azteca, net.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments as of and for the years ended December 31, 2003, 2002 and 2001 is shown in the following tables. The “Other expenses” disclosure below represents amounts excluded from specific segments, such as depreciation and amortization; corporate general, administrative and development expense; impairments, net loss on sale of long-lived assets and restructuring expense; interest income; interest expense; loss on retirement of long-term obligations and other expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and operating profit (loss) by operating segment is as follows:

	December 31,
	2003	2002	2001
	(in thousands)
Rental and Management:
Revenues	$619,697	$544,906	$431,051
Operating profit	397,239	316,043	223,669
Network Development Services:
Revenues	95,447	130,176	223,926
Operating profit	6,504	11,585	24,358
Other:
Other expenses	(720,723)	(728,126)	(763,520)
Continuing Operations:
Revenues	$715,144	$675,082	$654,977
Loss from continuing operations before income taxes, minority interest and loss on equity method investments	$(316,980)	$(400,498)	$(515,493)

Additional information relating to the Company’s operating segments is as follows:

	Depreciation and Amortization			Capital Expenditures
	2003	2002	2001	2003	2002	2001
	(in thousands)
Rental and Management	$314,462	$312,321	$322,164	$50,336	$147,883	$464,258
Network Development Services	5,865	8,421	26,477	741	5,025	27,599
Other	12,458	8,960	8,072	4,915	7,061	34,383

Continuing Operations	$332,785	$329,702	$356,713	$55,992	$159,969	$526,240

Discontinued Operations				$5,616	$20,528	$41,918

					Total Assets
					2003	2002
					(in thousands)
Rental and Management					$4,204,518	$4,452,340
Network Development Services					151,154	147,045
Other					934,982	1,028,932

Total					$5,290,654	$5,628,317

The Other line item above includes corporate assets such as cash and cash equivalents, restricted cash and investments, certain tangible and intangible assets and income tax accounts which have not been allocated to specific segments, as well as assets held for sale.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized geographical information related to the Company’s operating revenues and long-lived assets as of and for the years ended December 31 is as follows (in thousands):

	2003	2002	2001
Operating Revenues:
United States	$627,049	$610,085	$614,313
International:
Mexico	76,325	59,996	37,770
Brazil	11,770	5,001	2,894

Total International	88,095	64,997	40,664

Total operating revenues	$715,144	$675,082	$654,977

Long-Lived Assets:
United States	$3,761,575	$4,076,036
International:
Mexico	295,775	252,790
Brazil	43,544	21,103

Total International	339,319	273,893

Total long-lived assets	$4,100,894	$4,349,929

For the years ended December 31, 2003 and 2002, one customer within the RM and Services segments accounted for approximately 12% of the Company’s consolidated operating revenues. No single customer accounted for more than 10% of consolidated operating revenues for the year ended December 31, 2001.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	INFORMATION PRESENTED PURSUANT TO THE INDENTURE FOR THE 9 3/8% NOTES (UNAUDITED)

The following table sets forth information that is presented solely to address certain reporting requirements contained in the indenture for our 9 3/8% Notes. The information contained in the table is derived from the Company’s consolidated financial statements, which have been restated. (See note 2.) This information presents certain financial data of the Company on a consolidated basis and on a restricted group basis, as defined in the indenture governing the senior notes. All of the Company’s subsidiaries are part of the restricted group, except its wholly owned subsidiary Verestar. In December 2002, the Company committed to a plan to dispose of Verestar by sale within the next twelve months. In December 2003, Verestar filed for protection under the federal bankruptcy laws and ceased to be included in of the accompanying consolidated financial statements from the filing date forward. Accordingly, the results of operations related to Verestar have been included in loss from discontinued operations in the Company’s accompanying consolidated statements of operations data through the date of the bankruptcy filing in December 2003.

	Consolidated		Restricted Group
	Year Ended December 31,		Year Ended December 31,
	2003	2002	2003	2002
	(in thousands)
Operating revenues	$715,144	$675,082	$715,144	$675,082

Total operating expenses	716,931	822,695	716,931	822,695
Total other expense	315,193	252,885	315,193	252,885

Loss from continuing operations before income taxes, minority interest and loss on equity investments	(316,980)	(400,498)	(316,980)	(400,498)
Income tax benefit	77,509	78,973	77,509	78,973
Minority interest in net earnings of subsidiaries	(3,703)	(2,118)	(3,703)	(2,118)
Loss on equity method investments	(21,221)	(18,555)	(21,221)	(18,555)

Loss from continuing operations before cumulative effect of change in accounting principle	(264,395)	(342,198)	(264,395)	(342,198)
Loss from discontinued operations, net of tax	(60,926)	(258,724)	(26,464)	(17,149)

Loss before cumulative effect of change in accounting principle	$(325,321)	$(600,922)	$(290,859)	$(359,347)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The unaudited quarterly results presented below have been restated to reflect the correction of the Company’s accounting practice for ground leases. (See note 2.) The information presented below also reflects certain businesses as discontinued operations described in note 3. As a result, the quarterly data presented herein does not agree to previously issued quarterly statements. Selected quarterly financial data for the years ended December 31, 2003 and 2002 is as follows:

	Three Months Ended				Year Ended
	March 31, (1)	June 30,	September 30, (2)	December 31,	December 31,
	(in thousands, except per share data)
2003:
Operating revenues	$161,467	$175,282	$186,874	$191,521	$715,144
Operating income from continuing operations, as previously reported	2,061	4,986	12,016	12,426	31,489
Operating (loss) income from continuing operations, as restated (see note 2)	(6,128)	(3,251)	3,776	3,816	(1,787)
Net loss, as previously reported	(91,623)	(107,715)	(52,862)	(51,217)	(303,417)
Net loss, as restated (see note 2)	(97,007)	(113,131)	(58,291)	(56,892)	(325,321)
Basic and diluted loss per common share amounts:
Net loss per share, as previously reported	$(0.47)	$(0.53)	$(0.25)	$(0.23)	$(1.46)
Net loss per share, as restated (see note 2)	$(0.50)	$(0.56)	$(0.27)	$(0.26)	$(1.56)

2002:
Operating revenues	$161,157	$161,554	$174,946	$177,425	$675,082
Operating loss from continuing operations, as previously reported	(8,300)	(15,752)	(86,632)	(4,078)	(114,762)
Operating loss from continuing operations, as restated (see note 2)	(16,796)	(24,221)	(94,823)	(11,773)	(147,613)
Loss before cumulative effect of a change in accounting principle, as previously reported	(71,771)	(101,168)	(353,877)	(52,445)	(579,261)
Loss before cumulative effect of a change in accounting principle, as restated (see note 2)	(77,461)	(106,722)	(359,247)	(57,492)	(600,922)
Net loss, as previously reported	(634,389)	(101,168)	(353,877)	(52,445)	(1,141,879)
Net loss, as restated (see note 2)	(640,079)	(106,722)	(359,247)	(57,492)	(1,163,540)
Basic and diluted loss per common share amounts:
Loss before cumulative effect of a change in accounting principle, as previously reported	$(0.37)	$(0.52)	$(1.81)	$(0.27)	$(2.96)
Loss before cumulative effect of a change in accounting principle, as restated (see note 2)	$(0.40)	$(0.55)	$(1.84)	$(0.29)	$(3.07)
Net loss per share, as previously reported	$(3.25)	$(0.52)	$(1.81)	$(0.27)	$(5.84)
Net loss per share, as restated (see note 2)	$(3.28)	$(0.55)	$(1.84)	$(0.29)	$(5.95)

(1)	Effective January 1, 2002, the Company recognized a $562.6 million non-cash charge (net of a tax benefit of $14.4 million) as the cumulative effect of change in accounting principle related to the write-down of goodwill to its fair value. In accordance with SFAS No. 142, this charge is reflected in the quarter ended March 31, 2002.
(2)	During the quarter ended September 30, 2002, the Company recognized an $84.6 million non-cash charge related to the write-down and sale of certain non-core towers and the write-off of construction-in-progress costs associated with approximately 800 towers that it no longer planned to build. The Company also recognized a $187.8 million non-cash charge related to the write-down of certain long-lived assets of Verestar, which is included in loss from discontinued operations, net, for the quarter ended September 30, 2002.

20.    SUBSEQUENT EVENTS

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ATC South America—As disclosed in the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders, in 2001 the Company negotiated an arrangement with Mr. Gearon pursuant to which he would purchase an equity interest in certain of the Company’s international subsidiaries, including ATC South American Holding Corp. (ATC South America), the subsidiary through which the Company conducts its Brazilian operations. In the first quarter of 2004, the Company entered into an agreement to sell Mr. Gearon an approximate 1.6% interest in ATC South America pursuant to this arrangement for approximately $1.2 million in cash. The purchase price represented the fair market value of the interest in ATC South America on the date of the sale, as determined by the Company’s board of directors with the assistance of an independent appraisal. Mr. Gearon may require the Company to purchase his interest in ATC South America, for its then fair market value, at any time after the earliest to occur of December 31, 2004 or Mr. Gearon’s death or disability, and the Company has the right to purchase Mr. Gearon’s interest in ATC South America, for its then fair market value, at any time after the earliest to occur of December 31, 2005, Mr. Gearon’s death or disability, or the occurrence of either a Gearon Termination Event or a Forfeiture Event (each as defined in the stockholder agreement).

As part of Mr. Gearon’s investment, ATC South America’s Board of Directors also approved the formation of the ATC South America Stock Option Plan that provides for the issuance of options to officers, employees, directors and consultants of ATC South America, including Mr. Gearon, to purchase up to an aggregate approximate 10.3% interest in ATC South America. In the first quarter of 2004, ATC South America granted

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6,024 options to purchase shares of ATC South America common stock to officers and employees, including Messrs. Gearon and Hess, who received options to purchase shares representing an approximate 6.7% and 1.6% interest, respectively. The exercise price per share is $1,349, which was the fair market value per share as determined by the board of directors with the assistance of an independent appraisal performed at the Company’s request. Options granted vest upon the earliest to occur of the exercise by or on behalf of Mr. Gearon of his right to require the Company to purchase his interest in ATC South America, or the exercise by the Company of its right to acquire Mr. Gearon’s interest in ATC South America, and expire ten years from the date of grant.

21.    SUBSIDIARY GUARANTEES

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2003

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,917	$61,809	$836	$28,903		$105,465
Restricted cash and investments	120,915	49,121				170,036
Accounts receivable, net		49,957	317	7,461		57,735
Prepaid and other current assets	3,621	42,582	3,717	4,118		54,038
Deferred income taxes	14,122					14,122
Assets held for sale			10,119			10,119

Total current assets	152,575	203,469	14,989	40,482		411,515

PROPERTY AND EQUIPMENT, NET		2,159,828	19,199	309,323		2,488,350
INTANGIBLE ASSETS, NET	37,679	1,486,910	9,508	78,447		1,612,544
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	2,751,607	26,822	442,179		$(3,220,608)
OTHER LONG-TERM ASSETS	508,411	158,668		111,166		778,245

TOTAL	$3,450,272	$4,035,697	$485,875	$539,418	$(3,220,608)	$5,290,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$61,175	$91,938		$14,178		$167,291
Current portion of long-term obligations	44	77,166		412		77,622
Other current liabilities		41,449				41,449
Liabilities held for sale			$8,416			8,416

Total current liabilities	61,219	210,553	8,416	14,590		294,778

LONG-TERM OBLIGATIONS	1,772,155	1,476,096		35,352		3,283,603
OTHER LONG-TERM LIABILITIES		81,620		1,876		83,496

Total liabilities	1,833,374	1,768,269	8,416	51,818		3,661,877

MINORITY INTEREST IN SUBSIDIARIES				18,599		18,599
STOCKHOLDERS’ EQUITY:
Common Stock	2,201					2,201
Additional paid-in capital	3,910,879	3,475,578	453,013	946,328	$(4,874,919)	3,910,879
Accumulated (deficit) earnings	(2,291,816)	(1,208,150)	24,446	(470,607)	1,654,311	(2,291,816)
Note receivable				(6,720)		(6,720)
Treasury stock	(4,366)					(4,366)

Total stockholders’ equity	1,616,898	2,267,428	477,459	469,001	(3,220,608)	1,610,178

TOTAL	$3,450,272	$4,035,697	$485,875	$539,418	$(3,220,608)	$5,290,654

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Operating revenues		$612,709	$4,131	$98,304		$715,144
Operating expenses		633,385	3,797	79,749		716,931

Operating (loss) income from continuing operations		(20,676)	334	18,555		(1,787)
Other income (expense):
Interest income, TV Azteca, net of interest expense				14,222		14,222
Interest income	$523	4,535		197		5,255
Interest expense	(145,395)	(132,908)	(5)	(1,567)		(279,875)
Other expense	(34,285)	(19,402)		(1,108)		(54,795)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(173,760)	(2,008)	18,188		$157,580

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(352,917)	(170,459)	18,517	30,299	157,580	(316,980)
Income tax benefit (provision)	37,590	46,861	(82)	(6,860)		77,509
Minority interest in net earnings of subsidiaries				(3,703)		(3,703)
Loss on equity method investments	(9,994)	(11,227)				(21,221)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(325,321)	(134,825)	18,435	19,736	157,580	(264,395)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(6,774)	(16,134)	(38,018)		(60,926)

NET (LOSS) INCOME	$(325,321)	$(141,599)	$2,301	$(18,282)	$157,580	$(325,321)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(121,884)	$200,737	$3,731	$73,802	$156,386

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(40,483)	(428)	(20,697)	(61,608)
Payments for acquisitions		(202)	(129)	(94,746)	(95,077)
Proceeds from sale of businesses and other long term assets		90,328	1,618	18,807	110,753
Deposits, investments and other		(571)	50	(9,557)	(10,078)

Cash provided by (used for) investing activities		49,072	1,111	(106,193)	(56,010)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of debt securities and notes payable	210,000	819,884		2,500	1,032,384
Net proceeds from equity offering, stock options and employee stock purchase plan	126,847				126,847
Repayment of long-term obligations	(258,096)	(808,085)		(5,775)	(1,071,956)
Deferred financing costs, restricted cash and other	(128,165)	(81,313)			(209,478)
Investments in and advances from (to) subsidiaries	185,215	(226,086)	(4,762)	45,633

Cash provided by (used for) financing activities	135,801	(295,600)	(4,762)	42,358	(122,203)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,917	(45,791)	80	9,967	(21,827)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		107,600	756	18,936	127,292

CASH AND CASH EQUIVALENTS, END OF YEAR	$13,917	$61,809	$836	$28,903	$105,465

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2002

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$107,600	$756	$18,936		$127,292
Accounts receivable, net		56,316		8,573		64,889
Prepaid and other current assets	$6,026	52,938	112	12,203		71,279
Deferred income taxes	13,111					13,111
Assets held for sale		49,529	44,601	220,075		314,205

Total current assets	19,137	266,383	45,469	259,787		590,776

PROPERTY AND EQUIPMENT, NET		2,369,579	21,894	259,017		2,650,490
INTANGIBLE ASSETS, NET	42,877	1,583,794	9,518	63,250		1,699,439
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	3,106,206	36,635	380,146		$(3,522,987)
OTHER LONG-TERM ASSETS	430,101	142,255		115,256		687,612

TOTAL	$3,598,321	$4,398,646	$457,027	$697,310	$(3,522,987)	$5,628,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$210,899	$58,566		$393		$269,858
Accounts payable and accrued expenses	51,539	113,492	$(794)	12,754		176,991
Other current liabilities		38,523		210		38,733
Liabilities held for sale		3,006	18,771	178,919		200,696

Total current liabilities	262,438	213,587	17,977	192,276		686,278

LONG-TERM OBLIGATIONS	1,662,741	1,480,297		35,618		3,178,656
OTHER LONG-TERM LIABILITIES		85,553		1,405		86,958

Total liabilities	1,925,179	1,779,437	17,977	229,299		3,951,892

MINORITY INTEREST IN SUBSIDIARIES		225		15,342		15,567

STOCKHOLDERS’ EQUITY:
Common Stock	1,958					1,958
Additional paid-in capital	3,642,019	3,691,099	416,905	911,714	$(5,019,718)	3,642,019
Accumulated (deficit) earnings	(1,966,495)	(1,066,551)	22,145	(452,325)	1,496,731	(1,966,495)
Accumulated other comprehensive loss		(5,564)				(5,564)
Note receivable				(6,720)		(6,720)
Treasury stock	(4,340)					(4,340)

Total stockholders’ equity	1,673,142	2,618,984	439,050	452,669	(3,522,987)	1,660,858

TOTAL	$3,598,321	$4,398,646	$457,027	$697,310	$(3,522,987)	$5,628,317

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Operating revenues		$595,153	$4,565	$75,364		$675,082
Operating expenses		748,464	3,035	71,196		822,695

Operating (loss) income from continuing operations		(153,311)	1,530	4,168		(147,613)
Other income (expense):
Interest income, TV Azteca, net of interest expense				13,938		13,938
Interest income		3,362		134		3,496
Interest expense	$(149,123)	(102,407)		(2,916)		(254,446)
Other expense	(1,731)	(8,810)		(5,332)		(15,873)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(1,023,221)	2,322	8,268		$1,012,631

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(1,174,075)	(258,844)	9,798	9,992	1,012,631	(400,498)
Income tax benefit (provision)	27,695	49,121	(252)	2,409		78,973
Minority interest in net loss (earnings) of subsidiaries		8		(2,126)		(2,118)
Loss on equity method investments	(17,160)	(1,395)				(18,555)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,163,540)	(211,110)	9,546	10,275	1,012,631	(342,198)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (PROVISION)		(26,778)	4,506	(236,452)		(258,724)

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,163,540)	(237,888)	14,052	(226,177)	1,012,631	(600,922)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT		(368,431)	(4,884)	(189,303)		(562,618)

NET (LOSS) INCOME	$(1,163,540)	$(606,319)	$9,168	$(415,480)	$1,012,631	$(1,163,540)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2002

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(134,540)	$188,339	$7,897	$43,453	$105,149

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(135,252)	(1,675)	(43,570)	(180,497)
Payments for acquisitions, net of cash acquired		(17,424)		(38,937)	(56,361)
Proceeds from sale of businesses and other long-term assets		43,253		66,100	109,353
Deposits, investments and other	2,000	(3,771)	2	14,017	12,248

Cash provided by (used for) investing activities	2,000	(113,194)	(1,673)	(2,390)	(115,257)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Borrowings under notes payable and credit facilities		160,000			160,000
Repayment of notes payable, credit facilities and capital leases		(7,358)		(140,912)	(148,270)
Net proceeds from stock options and employee stock purchase plan	1,305				1,305
Deferred financing costs, restricted cash and other	94,071	(5,664)			88,407
Investments in and advances from (to) subsidiaries	37,164	(140,435)	(8,465)	111,736

Cash provided by (used for) financing activities	132,540	6,543	(8,465)	(29,176)	101,442

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		81,688	(2,241)	11,887	91,334
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		25,912	2,997	7,049	35,958

CASH AND CASH EQUIVALENTS, END OF YEAR		$107,600	$756	$18,936	$127,292

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2001

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Operating revenues		$602,024	$2,968	$49,985		$654,977
Operating expenses		840,945	3,444	47,457		891,846

Operating (loss) income from continuing operations		(238,921)	(476)	2,528		(236,869)
Other income (expense):
Interest income, TV Azteca, net of interest expense				14,377		14,377
Interest income		28,046		326		28,372
Interest expense	$(143,160)	(114,911)	(6)	(9,122)		(267,199)
Other expense	(52,153)	(2,117)		96		(54,174)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(320,812)	2,204	2,309		$316,299

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(516,125)	(325,699)	1,827	8,205	316,299	(515,493)
Income tax benefit (provision)	50,750	67,031	92	(4,152)		113,721
Minority interest in net loss (earnings) of subsidiaries		31	46	(395)		(318)
Loss on equity method investments	(6,662)	(4,295)				(10,957)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(472,037)	(262,932)	1,965	3,658	316,299	(413,047)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (PROVISION)		(12,189)	3,057	(49,858)		(58,990)

NET (LOSS) INCOME	$(472,037)	$(275,121)	$5,022	$(46,200)	$316,299	$(472,037)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2001

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(92,343)	$96,194	$14,378	$7,841	$26,070

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(450,559)	(3,759)	(113,840)	(568,158)
Payments for acquisitions, net of cash acquired		(723,394)	(24,090)	(65,298)	(812,782)
Proceeds from sale of businesses and other long-term assets		1,680			1,680
Deposits, investments and other	(20,130)	(18,788)	(151)	(26,974)	(66,043)

Cash used for investing activities	(20,130)	(1,191,061)	(28,000)	(206,112)	(1,445,303)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings under notes payable and credit facilities		70,000		111,500	181,500
Proceeds from issuance of debt securities	1,000,000				1,000,000
Repayment of notes payable, credit facilities and capital leases		(73,986)		(7,147)	(81,133)
Net proceeds from equity offerings, stock options, and employee stock purchase plan	366,671				366,671
Deferred financing costs, restricted cash and other	(84,441)	(9,444)			(93,885)
Investments in and advances (to) from subsidiaries	(1,169,757)	1,080,429	14,293	75,035

Cash provided by financing activities	112,473	1,066,999	14,293	179,388	1,373,153

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(27,868)	671	(18,883)	(46,080)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		53,780	2,326	25,932	82,038

CASH AND CASH EQUIVALENTS, END OF YEAR		$25,912	$2,997	$7,049	$35,958

EXHIBIT INDEX

The exhibits below are included, either by being filed herewith or by incorporation by reference, as part of this Annual Report on Form 10-K/A. Exhibits are identified according to the number assigned to them in Item 601 of Regulation S-K. Documents that are incorporated by reference are identified by their Exhibit number as set forth in the filing from which they are incorporated by reference. The filings of the Registrant from which various exhibits are incorporated by reference into this Annual Report are indicated by parenthetical numbering which corresponds to the following key:

(1)	Quarterly Report Form 10-Q (File No. 001-14195) filed on August 16, 1999;

(2)	Registration Statement on Form S-3 (File No. 333-89345) filed on October 20, 1999;

(3)	Current Report on Form 8-K (File No. 001-14195) filed on February 24, 2000;

(4)	Annual Report on Form 10-K (File No. 001-14195) filed on March 29, 2000;

(5)	Annual Report on Form 10-K (File No. 001-14195) filed on April 2, 2001;

(6)	Quarterly Report on Form 10-Q (File No. 001-14195) filed August 14, 2001;

(7)	Annual Report on Form 10-K (File No. 001-14195) filed on April 1, 2002;

(8)	Current Report on Form 8-K (File No. 001-14195) filed February 25, 2003;

(9)	Annual Report on Form 10-K (File No. 001-14195) filed on March 24, 2003;

(10)	Current Report on Form 8-K (File No. 001-14195) filed on July 29, 2003;

(11)	Registration Statement on Form S-3 (File No. 333-109489) filed on October 3, 2003; and

(12)	Registration Statement on Form S-4 (File No. 333-111952) filed on January 15, 2004.

Exhibit No.	Description of Document	Exhibit File No.

3.1	Restated Certificate of Incorporation, as amended, of the Company as filed with the Secretary of State of the State of Delaware on June 4, 1999	3(i) (1)

3.2	By-Laws, as amended November 13, 2003, of the Company	Previously filed as Exhibit 3.2

4.2	Indenture, dated as of October 4, 1999, by and between the Company and The Bank of New York, as Trustee, for the 2.25% Convertible Notes due 2009, including the form of 2.25% Convertible Note	4.2(2)

4.3	Indenture, dated as of February 15, 2000, by and between the Company and The Bank of New York, as Trustee, for the 5.0% Convertible Notes due 2010, including the form of 5.0% Convertible Note	4.1(3)

4.4	Indenture, dated as of January 31, 2001, by and between the Company and The Bank of New York, as Trustee, for the 9 3/8% Senior Notes due 2009, including the form of 9 3/8% Senior Note	4.9(5)

4.5	Indenture, dated as of January 29, 2003, by and among ATI (as successor by merger to American Tower Escrow Corporation), the Guarantors named therein and The Bank of New York, as Trustee, for the 12.25% Senior Subordinated Discount Notes due 2008 including the form of 12.25% Senior Subordinated Discount Note	4.5(9)

4.6	Indenture, dated as of August 4, 2003 by and between the Company and The Bank of New York, as Trustee, for the 3.25% Convertible Notes due 2010, including the form of 3.25% Convertible Note	4.3(11)

1

Exhibit No.	Description of Document	Exhibit File No.

4.7	Indenture, dated as of November 18, 2003, by and among ATI, the Guarantors named therein and The Bank of New York, as Trustee, for the 7.25% Senior Subordinated Notes due 2011, including the form of 7.25% Senior Subordinated Note	4.6(12)

4.8	Indenture, dated as of February 4, 2004, by and between the Company and The Bank of New York, as Trustee, for the 7.50% Senior Notes due 2012, including the form of 7.50% Senior Note	Previously filed as Exhibit 4.8

4.9	Warrant Agreement, dated as of January 29, 2003, by and among the Company and the Bank of New York, as warrant agent	4.6(9)

4.10	Form of Warrant to purchase an aggregate of 11,389,012 shares of Class A Common Stock	4.7(9)

10.1	Amended and Restated American Tower Systems Corporation 1997 Stock Option Plan, as amended May 17, 2001	10.1 (6)*

10.2	American Tower Corporation 2000 Employee Stock Purchase Plan	10.18 (4)*

10.3	First Amendment to American Tower Corporation 2000 Employee Stock Purchase Plan, dated as of November 13, 2003	Previously filed as Exhibit 10.3*

10.4	ATC Mexico Holding Corporation 2001 Stock Option Plan	10.3 (9)*

10.5	Letter Agreement, dated as of August 22, 2001, by and between the Company and James D. Taiclet, Jr.	10.4 (9)*

10.6	Stockholder/Optionee Agreement, dated as of October 11, 2001, by and among ATC Mexico Holding Corp., the Company, American Tower International, Inc., J. Michael Gearon, Jr., and the Persons who from time to time execute a counterpart of the Agreement	10.28(7)

10.7	Non-Competition and Confidentiality Agreement, dated as of October 11, 2001, by and between the Company and J. Michael Gearon, Jr.	10.29(7)

10.8	Pledge Agreement, dated as of October 11, 2001, by and among J. Michael Gearon, Jr. and ATC Mexico Holding Corp.	10.30(7)

10.9	Secured Note, dated October 11, 2001, by and among J. Michael Gearon, Jr. and ATC Mexico Holding Corp.	10.31(7)

10.10	Letter Agreement, dated as of November 7, 2003, by and between the Company and Steven J. Moskowitz	Previously filed as Exhibit 10.10*

10.11	Letter Agreement, dated as of November 7, 2003, by and between the Company and William H. Hess	Previously filed as Exhibit 10.11*

10.12	Letter Agreement, dated as of November 7, 2003, by and between the Company and Bradley E. Singer	Previously filed as Exhibit 10.12*

10.13	American Tower Retirement Plan for Steven B. Dodge, dated as of December 31, 2003, by and between the Company and Steven B. Dodge	Previously filed as Exhibit 10.13*

10.14	Employment Agreement, dated as of January 24, 2004, by and between the Company and Steven B. Dodge	Previously filed as Exhibit 10.14*

10.15	Amended and Restated Registration Rights Agreement, dated as of February 25, 1999, by and among the Company and each of the parties named therein	10.2(5)

2

Exhibit No.	Description of Document	Exhibit File No.

10.16	Second Amended and Restated Loan Agreement, dated as of February 21, 2003, among American Tower, L.P., American Towers, Inc., American Tower International, Inc., Towersites Monitoring, Inc., and American Tower LLC, as Borrowers and Toronto Dominion (Texas) Inc., as Administrative Agent, and the financial institutions thereto	99.1(8)

10.17	Consent and First Amendment to Second Amended and Restated Loan Agreement, dated as of July 18, 2003	10(10)

10.18	Second Amendment to Second Amended and Restated Loan Agreement, dated as of November 18, 2003	Previously filed as Exhibit 10.18

10.19	Third Amendment to Second Amended and Restated Loan Agreement, dated as of January 28, 2004	Previously filed as Exhibit 10.19

10.20	Notice of Incremental Facility Commitment, dated as of January 28, 2004	Previously filed as Exhibit 10.20

10.21	Warrant Registration Rights Agreement, dated as of January 29, 2003, by and among the Company and the Initial Purchasers named therein with respect to Warrants to purchase shares of Class A Common Stock of the Company	10.12(9)

10.22	Registration Rights Agreement, dated as of August 4, 2003, by and among the Company and the Initial Purchasers named therein with respect to the 3.25% Convertible Notes due 2010	4.4(11)

10.23	Registration Rights Agreement, dated as of November 18, 2003, by and among ATI, the Guarantors named therein and the Purchasers named therein with respect to the 7.25% Senior Subordinated Notes due 2011	Previously filed as Exhibit 10.23

10.24	Registration Rights Agreement, dated as of February 4, 2004, by and among the Company and the Purchasers named therein with respect to the 7.50% Senior Notes due 2012	Previously filed as Exhibit 10.24

10.25	Letter Agreement, dated as of February 12, 2004, by and between the Company and J. Michael Gearon, Jr.	Previously filed as Exhibit 10.25*

12	Statement Regarding Computation of Earnings to Fixed Charges	Filed herewith as Exhibit 12

21	Subsidiaries of the Company	Previously filed as Exhibit 21

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certifications pursuant to 18 U.S.C. Section 1350	Filed herewith as Exhibit 32

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(c).

3