Form 10-Q/A
period 2004-03-31
AMERICAN TOWER CORP /MA/
filed 2005-03-30
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

American Tower Corporation (the “Company”) is filing this amendment (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the “Original Filing”) to reflect the restatement of its condensed consolidated financial statements as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003, and certain corresponding changes described below.

As disclosed in a Current Report on Form 8-K dated February 22, 2005, the Company undertook a review of its lease accounting practices as a result of changes in lease accounting announced by other public companies in January and February of 2005 and guidance provided by the Securities and Exchange Commission in its February 7, 2005 letter to the accounting industry. As a result of this review, the Company determined that it should change the periods used to calculate depreciation and amortization expense and straight-line rent expense relating to certain of its tower assets and underlying ground leases. The primary effect of this accounting correction is to accelerate to earlier periods non-cash rent expense and depreciation and amortization expense with respect to certain of the Company’s tower sites, resulting in an increase in non-cash expenses compared to what has previously been reported. A discussion of the restatement is set forth in note 2 to the condensed consolidated financial statements included in this Amendment.

Changes also have been made to the following items in this Amendment as a result of the restatement:

Part I	- Item 1. Unaudited Condensed Consolidated Financial Statements

- Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

- Item 4. Controls and Procedures

Part II	- Item 6. Exhibits

For ease of reference, this Amendment sets forth the Original Filing in its entirety. However, this Amendment does not reflect events that have occurred after the May 10, 2004 filing date of the Original Filing or modify or update the disclosures presented in the Original Filing, except to reflect the corrections described above. Information with respect to those events has been or will be set forth, as appropriate, in the Company’s subsequent periodic filings. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of the filing date of the Original Filing. Concurrently with the filing of this Quarterly Report on Form 10-Q/A, the Company is also filing a Quarterly Report on Form 10-Q/A for the quarterly periods ended June 30, 2004 and September 30, 2004 and an Annual Report on Form 10-K/A for the year ended December 31, 2003 to restate its consolidated financial statements included therein.

AMERICAN TOWER CORPORATION

INDEX

FORM 10-Q/A AMENDMENT NO. 1 TO QUARTERLY REPORT

QUARTER ENDED MARCH 31, 2004

PART 1.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	March 31, 2004	December 31, 2003
	(as restated, see note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,698	$105,465
Restricted cash and investments	119,137	170,036
Accounts receivable, net of allowances of $15,106 and $17,445, respectively	46,310	57,735
Prepaid and other current assets	37,287	34,105
Costs and earnings in excess of billings on uncompleted contracts and unbilled receivables	15,381	19,933
Deferred income taxes	14,122	14,122
Assets held for sale	3,439	10,119

Total current assets	334,374	411,515

PROPERTY AND EQUIPMENT, net	2,422,001	2,488,350
OTHER INTANGIBLE ASSETS, net	1,005,154	1,019,861
GOODWILL, net	592,683	592,683
DEFERRED INCOME TAXES	517,164	502,737
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	282,552	275,508

TOTAL	$5,153,928	$5,290,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$100,877	$107,557
Accrued interest	33,525	59,734
Current portion of long-term obligations	82,619	77,622
Billings in excess of costs on uncompleted contracts and unearned revenue	37,371	41,449
Liabilities held for sale		8,416

Total current liabilities	254,392	294,778

LONG-TERM OBLIGATIONS	3,216,627	3,283,603
OTHER LONG-TERM LIABILITIES	91,779	83,496

Total liabilities	3,562,798	3,661,877

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES	25,806	18,599

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 500,000,000 shares authorized; 221,239,313 and 211,855,658 shares issued, 221,094,092 and 211,710,437 shares outstanding, respectively	2,212	2,119
Class B Common Stock: $.01 par value; 50,000,000 shares authorized; 0 and 6,969,529 shares issued and outstanding, respectively		70
Class C Common Stock: $.01 par value; 10,000,000 shares authorized; 0 and 1,224,914 shares issued and outstanding, respectively		12
Additional paid-in capital	3,914,252	3,910,879
Accumulated deficit	(2,340,054)	(2,291,816)
Note receivable	(6,720)	(6,720)
Treasury stock (145,221 shares at cost)	(4,366)	(4,366)

Total stockholders’ equity	1,565,324	1,610,178

TOTAL	$5,153,928	$5,290,654

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
	(as restated, see note 2)	(as restated, see note 2)
REVENUES:
Rental and management	$164,576	$146,462
Network development services	21,603	15,005

Total operating revenues	186,179	161,467

OPERATING EXPENSES:
Rental and management	58,876	58,476
Network development services	20,814	14,712
Depreciation and amortization	82,058	84,063
Corporate general, administrative and development expense	6,879	6,648
Impairments and net loss on sale of long-lived assets	3,914	3,696

Total operating expenses	172,541	167,595

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	13,638	(6,128)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $376 and $376, respectively	3,540	3,502
Interest income	1,114	926
Interest expense	(69,172)	(71,742)
Loss on retirement of long-term obligations	(8,053)	(8,491)
Other expense	(204)	(5,886)

Total other expense	(72,775)	(81,691)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(59,137)	(87,819)
Income tax benefit	13,226	22,080
Minority interest in net earnings of subsidiaries	(1,423)	(570)
Loss on equity method investments	(618)	(19,313)

LOSS FROM CONTINUING OPERATIONS	(47,952)	(85,622)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $155 AND $2,847, RESPECTIVELY	(286)	(11,385)

NET LOSS	$(48,238)	$(97,007)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.22)	$(0.44)
Loss from discontinued operations		(0.06)

NET LOSS PER COMMON SHARE	$(0.22)	$(0.50)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	220,408	195,703

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Three Months Ended March 31,
	2004	2003
	(as restated, see note 2)	(as restated, see note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,238)	$(97,007)
Other non-cash items reflected in statements of operations	102,720	113,887
Decrease in assets	10,829	14,874
Decrease in liabilities	(33,595)	(24,695)

Cash provided by operating activities	31,716	7,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(10,832)	(18,821)
Payments for acquisitions	(13,373)	(30,521)
Proceeds from sale of businesses and other long-term assets	20,818	72,154
Deposits and investments	(2,586)	1,205

Cash (used for) provided by investing activities	(5,973)	24,017

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt securities	225,000	419,884
Net proceeds from stock options	4,271
Restricted cash and investments	50,899	(217,059)
Repayment of notes payable, credit facilities and capital leases	(307,704)	(240,595)
Deferred financing costs and other financing activities	(4,976)	(19,187)

Cash used for financing activities	(32,510)	(56,957)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,767)	(25,881)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	105,465	127,292

CASH AND CASH EQUIVALENTS, END OF PERIOD	$98,698	$101,411

CASH PAID FOR INCOME TAXES	$279	$276

CASH PAID FOR INTEREST	$75,149	$91,572

NON-CASH TRANSACTIONS:
Change in fair value of cash flow hedges (net of tax)		$3,058
2.25% note conversions (excluding note conversion expense)		3,152

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.    Basis of Presentation and Accounting Policies

The accompanying condensed consolidated financial statements have been prepared by American Tower Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K/A (Amendment No. 1).

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

Sales of Subsidiary Stock—As described in note 11, during the three months ended March 31, 2004, certain option holders exercised options to purchase a 3.3% interest in the subsidiary that conducts the Company’s Mexico operations. As a result, the Company adopted the provisions of SEC Staff Accounting Bulletin (SAB) No. 51, “Accounting for Sales of Stock by a Subsidiary,” and recorded the difference between the Company’s carrying value of the interest in the subsidiary’s equity that was sold over the proceeds received for that interest to additional paid-in-capital. The Company will record any gains or losses resulting from the future sale of stock by a subsidiary as a component of stockholders’ equity.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (as amended) to stock-based compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(48,238)	$(97,007)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(5,903)	(7,300)

Pro-forma net loss	$(54,141)	$(104,307)

Basic and diluted net loss per share—as reported	$(0.22)	$(0.50)
Basic and diluted net loss per share—pro-forma	$(0.25)	$(0.53)

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

2.    RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the condensed consolidated financial statements for the quarter ended March 31, 2004, Company management determined that its previously issued financial statements should be restated to correct the Company’s accounting practices for ground leases underlying its tower sites. The Company determined that previous periods used to calculate depreciation and amortization expense and straight-line rent expense relating to certain of its tower assets and underlying ground leases were not appropriate as they did not accurately match the expected life of the lease. Accordingly, the Company restated its condensed consolidated financial statements as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003, included in this Quarterly Report on Form 10-Q/A.

As set forth below, the primary effect of this accounting correction is to accelerate to earlier periods non-cash rent expense and depreciation and amortization expense with respect to certain of the Company’s tower sites, resulting in an increase in non-cash expenses compared to what has previously been reported.

Rent expense—Many of the leases underlying the Company’s tower sites have fixed rent escalators, which provide for periodic increases in the amount of ground rent payable by the Company over time. Historically, the Company has calculated straight-line ground rent expense for these leases using the initial term of the ground lease, excluding any potential renewal periods. The Company has determined that it should change the periods used to calculate its straight-line ground rent expense based upon the term of the underlying ground lease, the applicable tower’s useful life, and the term of tenant leases on the applicable tower. Typically, the Company

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

enters into tenant leases, which contain multiple renewal options, with its customers for antenna space on its towers. Certain of these tenant leases require the Company to exercise all available renewal options pursuant to the underlying ground lease if the tenant exercises its renewal option. For towers with these types of tenant leases at the inception of the ground lease, the Company will calculate its straight-line ground rent over the lesser of the remaining ground lease life (including all renewal options) or the life of the tenant lease (including all renewal options). In instances where the Company’s tenant leases do not require the Company to exercise all available renewal options pursuant to the underlying ground lease, the Company will calculate its straight-line ground rent over the lesser of the remaining ground lease life (including all renewal options) or a period equal to or greater than the 15-year period over which the Company depreciates its tower assets. This change does not impact the timing or amount of actual payments under these ground leases, but does impact the rent expense recorded by the Company as compared to what has previously been reported.

Depreciation and amortization—A number of the Company’s towers are located on leased land where the term of the underlying ground lease had been or is shorter than the useful life of the tower. Historically, the Company has used a consistent depreciable life, 15 years, for all of its towers, regardless of the remaining term of the ground lease underlying each tower. The Company has determined that it should depreciate each tower and tower related assets (customer base and network intangibles) using a 15-year period, or, if the term of the underlying ground lease is less than 15 years (including all renewal options), using a period equal to the term of the ground lease. This change will result in an increase in the amount of depreciation and amortization recorded by the Company as compared to what has previously been reported.

Reclassifications—Loss on equity method investments and minority interest in net earnings of subsidiaries historically had been included as a component of other expense in the condensed consolidated statements of operations. The Company has reclassified loss on equity method investments and minority interest in net earnings of subsidiaries to below the income tax benefit line in the condensed consolidated statements of operations for all periods presented.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following schedules reconcile the amounts as originally reported in the Company’s condensed consolidated statements of operations for each of the fiscal quarters ended March 31, 2004 and 2003, and the condensed consolidated balance sheet as of March 31, 2004, to the corresponding restated amounts (in thousands):

	Condensed Consolidated Statements of Operations
	As previously reported	As restated
Three Months Ended March 31, 2004
Rental and management expense	$55,666	$58,876
Depreciation and amortization	77,134	82,058
Total operating expenses	164,407	172,541
Operating income from continuing operations	21,772	13,638
Income tax benefit	10,450	13,226
Net loss	(42,880)	(48,238)
Net loss per common share	(0.19)	(0.22)

Three Months Ended March 31, 2003
Rental and management expense	$54,696	$58,476
Depreciation and amortization	79,654	84,063
Total operating expenses	159,406	167,595
Operating income (loss) from continuing operations	2,061	(6,128)
Income tax benefit	19,275	22,080
Net loss	(91,623)	(97,007)
Net loss per common share	(0.47)	(0.50)

	Condensed Consolidated Balance Sheet
	As previously reported	As restated
March 31, 2004
Property and equipment, net	$2,483,604	$2,422,001
Other intangible assets, net	1,043,866	1,005,154
Deferred income taxes	460,831	517,164
Other long-term liabilities	29,034	91,779
Accumulated deficit	(2,233,327)	(2,340,054)
Total assets	5,197,910	5,153,928
Total liabilities	3,500,053	3,562,798
Total stockholders’ equity	1,672,051	1,565,324
Total liabilities and stockholders’ equity	5,197,910	5,153,928

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

3.    Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

4.    Discontinued Operations

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

Summarized information about the Company’s acquired intangible assets subject to amortization is as follows (in thousands):

	March 31, 2004	December 31, 2003
Acquired customer base and network location intangibles	$1,310,978	$1,299,708
Deferred financing costs	109,726	111,484
Other intangibles	43,279	43,125

Total	1,463,983	1,454,317
Less accumulated amortization	(458,829)	(434,456)

Other intangible assets, net	$1,005,154	$1,019,861

The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization of intangible assets for the three months ended March 31, 2004 was approximately $24.4 million (excluding amortization of deferred financing costs, which is included in interest expense). The Company expects to record estimated amortization expense of $95.7 million for the year ended December 31, 2004, and $93.9 million, $92.0 million, $88.1 million, $86.6 million and $84.9 million, respectively, for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

6.    Financing Transactions

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

7.    Restructuring

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

The accounting policies applied in compiling segment information below are similar to those described in the Company’s 2003 Annual Report on Form 10-K/A. In evaluating financial performance, management focuses on operating profit (loss), excluding depreciation and amortization; corporate general, administrative and development expense; and impairments and net loss on sale of long-lived assets. This measure of operating profit (loss) is also before interest income, interest expense, other expense, loss on retirement of long-term obligations, minority interest in net earnings of subsidiaries, loss on equity method investments, income taxes and discontinued operations. For reporting purposes, the RM segment includes interest income, TV Azteca, net.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments as of and for the three months ended March 31, 2004 and 2003 is shown in the following table. The Other column below represents amounts excluded from specific segments, such as depreciation and amortization; corporate general, administrative and development expense; impairments and net loss on sale of long-lived assets; interest income; interest expense; other expense; and loss on retirement of long-term obligations. In addition, the Other column also includes corporate assets such as cash and cash equivalents, restricted cash and investments, certain tangible and intangible assets and income tax accounts that have not been allocated to specific segments, as well as assets held for sale.

Three months ended March 31, (in thousands)	RM	Services	Other	Total
2004
Revenues	$164,576	$21,603		$186,179
Operating profit (loss)	109,240	789	$(169,166)	(59,137)
Assets	4,137,202	125,495	891,231	5,153,928
2003
Revenues	$146,462	$15,005		$161,467
Operating profit (loss)	91,488	293	$(179,600)	(87,819)
Assets	4,403,965	132,811	1,150,631	5,687,407

9.    Acquisitions

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

Litigation—The Company periodically becomes involved in various claims and lawsuits (either asserted or unasserted) that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company’s consolidated financial position, the results of its operations or liquidity.

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

11.    ATC International Transactions

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

the purchase price of $7.3 million is contingent upon ATC Mexico satisfying certain performance criteria and will be paid in cash, if at all, in January 2005.

In addition, 318 options held by ATC Mexico employees and an executive officer of the Company under the ATC Mexico Stock Option Plan became exercisable upon the exercise of Mr. Gearon’s put right and were exercised in the first quarter of 2004. As a result of the issuance of the shares underlying these options, the Company’s ownership interest in ATC Mexico decreased from 91.3% to 88.0% as of March 31, 2004 (and increased to 96.7% in April 2004 upon the purchase of Mr. Gearon’s 8.7% interest). In connection with the issuance of these shares, the Company adopted the provisions of SEC SAB No. 51 and recorded a $1.8 million reduction to stockholders’ equity in the accompanying condensed consolidated balance sheet as of March 31, 2004. Such adjustment reflects the difference in the Company’s carrying value of the interest in ATC Mexico’s equity that was sold over the proceeds received for that interest. (See note 1.)

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

ATC South America—During the three months ended March 31, 2004, the Company consummated a previously disclosed arrangement with Mr. Gearon pursuant to which he would purchase an equity interest in certain of the Company’s international subsidiaries, including ATC South American Holding Corp., the subsidiary through which the Company conducts its Brazilian operations (ATC South America). On March 31, 2004, ATC South America issued Mr. Gearon stock representing an approximate 1.6% interest for approximately $1.2 million in cash. The Company’s carrying value of the equity interest that was sold approximated the fair value. The purchase price represented the fair market value of the interest in ATC South America on the date of the sale, as determined by the Company’s board of directors with the assistance of an independent appraisal. Mr. Gearon may require the Company to purchase his interest in ATC South America, for its then fair market value, at any time after the earliest to occur of December 31, 2004 or Mr. Gearon’s death or disability, and the Company has the right to purchase Mr. Gearon’s interest in ATC South America, for its then fair market value, at any time after the earliest to occur of December 31, 2005, Mr. Gearon’s death or disability, or the occurrence of either a Gearon Termination Event or a Forfeiture Event (each as defined in the Company’s stockholder agreement with Mr. Gearon).

As part of Mr. Gearon’s investment, ATC South America’s Board of Directors also approved the formation of the ATC South America Stock Option Plan that provides for the issuance of options to officers, employees, directors and consultants of ATC South America, including Mr. Gearon, to purchase up to an aggregate approximate 10.3% interest in ATC South America. During the three months ended March 31, 2004, ATC South America granted 6,024 options to purchase shares of ATC South America common stock to officers and employees, including Messrs. Gearon and Hess, who received options to purchase shares representing an approximate 6.7% and 1.6% interest, respectively. The exercise price per share is $1,349, which was the fair market value per share on the date of grant as determined by the board of directors with the assistance of an independent appraisal performed at the Company’s request. Options granted vest upon the earlier to occur of: the exercise by or on behalf of Mr. Gearon of his right to require the Company to purchase his interest in ATC South America; the exercise by the Company of its right to acquire Mr. Gearon’s interest in ATC South America; or July 1, 2006. These options expire ten years from the date of grant. The employees holding these options may also require the Company to purchase their interests in ATC South America six months following the exercise of their options at the then fair market value.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

12.    Common Stock Conversions

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

14.    Subsidiary Guarantees

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2004

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,706	$61,606		$20,386		$98,698
Restricted cash and investments	119,075	62				119,137
Accounts receivable, net		42,983	$416	2,911		46,310
Prepaid and other current assets	3,623	43,897	71	5,077		52,668
Deferred income taxes	14,122					14,122
Assets held for sale			3,439			3,439

Total current assets	153,526	148,548	3,926	28,374		334,374

PROPERTY AND EQUIPMENT, NET		2,101,024	19,911	301,066		2,422,001
INTANGIBLE ASSETS, NET	35,735	1,464,463	9,505	88,134		1,597,837
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	2,632,778	26,397	435,183		$(3,094,358)
OTHER LONG-TERM ASSETS	512,797	164,968		121,951		799,716

TOTAL	$3,334,836	$3,905,400	$468,525	$539,525	$(3,094,358)	$5,153,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$29,559	$90,153	$35	$14,655		$134,402
Current portion of long-term obligations	45	82,122		452		82,619
Other current liabilities		37,369		2		37,371

Total current liabilities	29,604	209,644	35	15,109		254,392

LONG-TERM OBLIGATIONS	1,733,188	1,448,374		35,065		3,216,627
OTHER LONG-TERM LIABILITIES		89,814		1,965		91,779

Total liabilities	1,762,792	1,747,832	35	52,139		3,562,798

MINORITY INTEREST IN SUBSIDIARIES				25,806		25,806
STOCKHOLDERS’ EQUITY:
Common stock	2,212					2,212
Additional paid-in capital	3,914,252	3,386,084	439,927	934,522	$(4,760,533)	3,914,252
Accumulated (deficit) earnings	(2,340,054)	(1,228,516)	28,563	(466,222)	1,666,175	(2,340,054)
Note receivable				(6,720)		(6,720)
Treasury stock	(4,366)					(4,366)

Total stockholders’ equity	1,572,044	2,157,568	468,490	461,580	(3,094,358)	1,565,324

TOTAL	$3,334,836	$3,905,400	$468,525	$539,525	$(3,094,358)	$5,153,928

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Operating revenues		$154,688	$1,120	$30,371		$186,179
Operating expenses		149,715	761	22,065		172,541

Operating income from continuing operations		4,973	359	8,306		13,638
Other income (expense):
Interest income, TV Azteca, net				3,540		3,540
Interest income	$296	753		65		1,114
Interest expense	(35,728)	(33,150)		(294)		(69,172)
Other expense	(7,819)	(238)		(200)		(8,257)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(16,249)	430	3,955		$11,864

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(59,500)	(27,232)	4,314	11,417	11,864	(59,137)
Income tax benefit (provision)	11,262	7,666	(93)	(5,609)		13,226
Minority interest in net earnings of subsidiaries				(1,423)		(1,423)
Loss on equity method investments		(618)				(618)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(48,238)	(20,184)	4,221	4,385	11,864	(47,952)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(182)	(104)			(286)

NET (LOSS) INCOME	$(48,238)	$(20,366)	$4,117	$4,385	$11,864	$(48,238)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(65,358)	$70,145	$(1,226)	$28,155	$31,716

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(7,906)	(1,171)	(1,755)	(10,832)
Payments for acquisitions		(2,810)		(10,563)	(13,373)
Proceeds from sales of businesses and other long-term assets		12,974	3,683	4,161	20,818
Deposits, investments and other long-term assets		(42)	50	(2,594)	(2,586)

Cash provided by (used for) investing activities		2,216	2,562	(10,751)	(5,973)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of debt securities	225,000				225,000
Net proceeds from stock options	4,271				4,271
Repayment of notes payable, credit facilities and capital leases	(268,181)	(39,276)		(247)	(307,704)
Restricted cash and investments	1,840	49,059			50,899
Deferred financing costs and other financing activities	(3,391)	(1,585)			(4,976)
Investments in and advances from (to) subsidiaries	108,608	(80,762)	(2,172)	(25,674)

Cash provided by (used for) financing activities	68,147	(72,564)	(2,172)	(25,921)	(32,510)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,789	(203)	(836)	(8,517)	(6,767)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,917	61,809	836	28,903	105,465

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,706	$61,606		$20,386	$98,698

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Operating revenues		$141,307	$982	$19,178		$161,467
Operating expenses		149,845	796	16,954		167,595

Operating (loss) income from continuing operations		(8,538)	186	2,224		(6,128)

Other income (expense):
Interest income, TV Azteca, net				3,502		3,502
Interest income		876		50		926
Interest expense	$(37,337)	(33,945)		(460)		(71,742)
Other expense	(2,650)	(11,585)		(142)		(14,377)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(56,758)	(3,176)	3,537		$56,397

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(96,745)	(56,368)	3,723	5,174	56,397	(87,819)
Income tax benefit (provision)	9,732	12,920	(36)	(536)		22,080
Minority interest in net earnings of subsidiaries				(570)		(570)
Loss on equity method investments	(9,994)	(9,319)				(19,313)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(97,007)	(52,767)	3,687	4,068	56,397	(85,622)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(1,509)	247	(10,123)		(11,385)

NET (LOSS) INCOME	$(97,007)	$(54,276)	$3,934	$(6,055)	$56,397	$(97,007)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2003

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(58,370)	$51,071	$(2,299)	$16,657	$7,059

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(13,499)	(137)	(5,185)	(18,821)
Payments for acquisitions			(129)	(30,392)	(30,521)
Proceeds from sales of businesses and other long-term assets		46,672		25,482	72,154
Deposits, investments and other long-term assets		83		1,122	1,205

Cash provided by (used for) investing activities		33,256	(266)	(8,973)	24,017

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of debt securities		419,884			419,884
Repayment of notes payable, credit facilities and capital leases		(238,619)		(1,976)	(240,595)
Deferred financing costs, restricted cash and other financing activities		(236,246)			(236,246)
Investments in and advances from (to) subsidiaries	58,370	(55,625)	4,463	(7,208)

Cash provided by (used for) financing activities	58,370	(110,606)	4,463	(9,184)	(56,957)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(26,279)	1,898	(1,500)	(25,881)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		107,600	756	18,936	127,292

CASH AND CASH EQUIVALENTS, END OF PERIOD		$81,321	$2,654	$17,436	$101,411

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q/A contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “should,” “would,” “could” or “may,” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth below under the caption “Factors That May Affect Future Results.” Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We have restated our condensed consolidated financial statements, as further discussed in the “Explanatory Note” in the forepart of this Form 10-Q/A and in note 2 to the condensed consolidated financial statements included herein, and the following discussion and analysis of our financial condition and results of operations reflect this restatement.

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our 2003 Form 10-K/A, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment profit (loss) as a means to measure operating performance in these business segments. We define segment operating profit (loss) as segment revenues less segment operating expenses excluding depreciation and amortization; corporate general, administrative and development expense; and impairments and net loss on sale of long-lived assets. Segment profit (loss) for the rental and management segment also includes interest income, TV Azteca, net (see note 8 to our condensed consolidated financial statements). In accordance with generally accepted accounting principles, our accompanying condensed consolidated statements of operations for periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been adjusted to reflect certain businesses as discontinued operations (see note 4 to our accompanying condensed consolidated financial statements).

Results of Operations

Three Months Ended March 31, 2004 and 2003 (dollars in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2004	2003
REVENUES:
Rental and management	$164,576	$146,462	$18,114	12%
Network development services	21,603	15,005	6,598	44

Total revenues	186,179	161,467	24,712	15

OPERATING EXPENSES:
Rental and management	58,876	58,476	400	1
Network development services	20,814	14,712	6,102	41
Depreciation and amortization	82,058	84,063	(2,005)	(2)
Corporate general, administrative and development expense	6,879	6,648	231	3
Impairments and net loss on sale of long-lived assets	3,914	3,696	218	6

Total operating expenses	172,541	167,595	4,946	3

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net	3,540	3,502	38	1
Interest income	1,114	926	188	20
Interest expense	(69,172)	(71,742)	(2,570)	(4)
Loss on retirement of long-term obligations	(8,053)	(8,491)	(438)	(5)
Other expense	(204)	(5,886)	(5,682)	(97)
Income tax benefit	13,226	22,080	(8,854)	(40)
Minority interest in net earnings of subsidiaries	(1,423)	(570)	853	150
Loss on equity method investments	(618)	(19,313)	(18,695)	(97)
Loss from discontinued operations, net	(286)	(11,385)	(11,099)	(97)

Net loss	$(48,238)	$(97,007)	$(48,769)	(50)%

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

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2004 were $172.5 million, an increase of $4.9 million from the three months ended March 31, 2003. The principal components of the increase were attributable to increases in expenses within our network development services segment of $6.1 million and within our rental and management segment of $0.4 million. These increases were partially offset by a decrease in depreciation and amortization expense of $2.0 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the three months ended March 31, 2004 was $58.9 million, an increase of $0.4 million from the three months ended March 31, 2003. The increase resulted primarily from an increase in tower expenses related to the approximately 730 towers we have acquired/constructed since January 1, 2003, due to their inclusion in our results for a full quarter in 2004. This increase was partially offset by a reduction in expenses related to our existing towers resulting from overhead efficiencies.

Rental and management segment profit for the three months ended March 31, 2004 was $109.2 million, an increase of $17.8 million from the three months ended March 31, 2003. The increase resulted primarily from incremental revenues and operating profit from adding additional tenants to existing towers and newly acquired and/or constructed towers, partially offset by an increase in tower expenses, as discussed above.

Network Development Services Expense

Network development services expense for the three months ended March 31, 2004 was $20.8 million, an increase of $6.1 million from the three months ended March 31, 2003. The majority of the increase correlates directly to the revenue expansion noted above.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2004 was $82.1 million, a decrease of $2.0 million from the three months ended March 31, 2003. This decrease is primarily attributable to a reduction in depreciation due to certain long-lived assets becoming fully depreciated.

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

Other Expense

Other expense for the three months ended March 31, 2004 was $0.2 million, a decrease of $5.7 million from the three months ended March 31, 2003. The decrease resulted primarily from fees and expenses incurred in 2003 in connection with a financing transaction that we did not consummate. We incurred no such charges in the first quarter of 2004.

Income Tax Benefit

The income tax benefit for the three months ended March 31, 2004 was $13.2 million, a decrease of $8.9 million from the three months ended March 31, 2003. The effective tax rate was 22.4% for the three months ended March 31, 2004, as compared to 25.1% for the three months ended March 31, 2003. The effective tax rate on loss from continuing operations for the three months ended March 31, 2004 and 2003 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses and foreign items.

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

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2004, we have provided a valuation allowance of approximately $165.8 million primarily related to net state deferred tax assets, capital loss carryforwards and the lost tax benefit and costs associated with the tax refund claims (recorded in 2002). We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims and our federal net operating loss carryforwards, as management believes that we will be successful with our tax refund claims and will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

We intend to recover a portion of our deferred tax asset through our tax refund claims discussed above. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets as of March 31, 2004 will be dependent upon our ability to generate approximately $1.1 billion in taxable income from April 1, 2004 to December 31, 2024. If we are unable to generate sufficient taxable income in the future, or carry back losses, as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Depending on the resolution of the Verestar bankruptcy proceedings described in notes 4 and 10 to our accompanying condensed consolidated financial statements, we may be entitled to a worthless stock or bad debt deduction for our investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

Loss on Equity Method Investments

Loss on equity method investments for the three months ended March 31, 2004 was $0.6 million, a decrease of $18.7 million from the three months ended March 31, 2003. The decrease is primarily related to a decrease in impairment charges on our equity method investments.

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

Liquidity and Capital Resources

The information in this section updates as of March 31, 2004, the “Liquidity and Capital Resources” section of our 2003 Annual Report on Form 10-K/A and should be read in conjunction with that report.

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

Contractual Obligations.    See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and note 6 to our accompanying condensed consolidated financial statements included herein for the impact of our financing activities described below on the maturities of our contractual obligations.

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

Sales of Subsidiary Stock.    As described more fully in note 11 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q/A, we entered into certain transactions during the quarter involving the purchase and sale of shares of our Mexican and Brazilian subsidiaries to certain employees. We do not believe these transactions had or will have a material impact on our results of operations or financial condition, nor do we expect to enter into similar transactions in future periods.

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

In our Form 10-K/A for the year ended December 31, 2003, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to income taxes, impairment of assets, allowances for accounts receivable, investment impairment charges and revenue recognition. We have reviewed our policies and determined that these remain our most critical accounting policies for the quarter ended March 31, 2004. We did not make any changes to those policies during the quarter.

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

Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the Notes, are as follows (in thousands):

	9 3/8% Notes	ATI 12.25% Notes, ATI 7.25% Notes, and 7.50% Notes
Tower Cash Flow, for the three months ended March 31, 2004	$109,240	$107,708

Consolidated Cash Flow, for the twelve months ended March 31, 2004	$400,095	$393,989
Less: Tower Cash Flow, for the twelve months ended March 31, 2004	(414,991)	(408,901)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2004	436,960	430,832

Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2004	$422,064	$415,920

Non-Tower Cash Flow, for the twelve months ended March 31, 2004	$(16,825)	$(17,022)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In February 2005, subsequent to the period covered by this report, our management determined that our previously issued financial statements should be restated to correct our accounting practices for ground leases underlying our tower sites. We undertook a review of our lease accounting practices as a result of changes in lease accounting announced by other public companies in January and February of 2005 and guidance provided by the Securities and Exchange Commission in its February 7, 2005 letter to the accounting industry. As a result of this review, our management determined that we should change the periods used to calculate depreciation and amortization expense and straight-line rent expense relating to certain of our tower assets and underlying ground leases. Accordingly, we restated our condensed consolidated financial statements as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003, included in this Form 10-Q/A. The restatement is further discussed in the “Explanatory Note” in the forepart of this Form 10-Q/A and in note 2 to our condensed consolidated financial statements included herein.

(a) Evaluation of disclosure controls and procedures.    Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report in the connection with the filing of our Form 10-Q in May 2004. Based on that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

In connection with the restatement and the filing of this Form 10-Q/A, our management, with the participation of our principal executive officer and principal financial officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, the end of the period covered by this Form 10-Q/A. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, as of the end of the period covered by this Form 10-Q/A, in ensuring that material information relating to American Tower Corporation, required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods. The evaluation did not reveal any fraud, intentional misconduct or concealment on the part of our personnel. We have remediated the ineffectiveness of our disclosure controls and procedures by conducting a review of our lease accounting practices and correcting our accounting practices for depreciation and amortization expense and straight-line rent expense relating to certain of our tower assets and underlying ground leases.

(b) Changes in internal controls.    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company periodically becomes involved in various claims and lawsuits (either asserted or unasserted) that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on the Company’s consolidated financial position, the results of operations or liquidity.

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

AMERICAN TOWER CORPORATION

Date: March 29, 2005	By:	/s/ BRADLEY E. SINGER
Bradley E. Singer Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this quarterly report on Form 10-Q/A:

Exhibit No.	Item

4	Indenture, dated as of February 4, 2004, by and between the Company and The Bank of New York, as Trustee, for the 7.50% Senior Notes due 2012, including the form of 7.50% Senior Note (incorporated by reference from Exhibit 4.8 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004).

10.1	Employment Agreement dated as of January 24, 2004, by and between the Company and Steven B. Dodge (incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004).

10.2	Third Amendment to Second Amended and Restated Loan Agreement, dated as of January 28, 2004 (incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004).

10.3	Notice of Incremental Facility Commitment, dated as of January 28, 2004 (incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004).

10.4	Registration Rights Agreement, dated as of February 4, 2004, by and among the Company and the Purchasers named therein with respect to the 7.50% Senior Notes due 2012 (incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004).

10.5	Letter Agreement, dated as of February 12, 2004, by and between the Company and J. Michael Gearon, Jr. (incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

1