Form 10-Q/A
period 2004-06-30
AMERICAN TOWER CORP /MA/
filed 2005-03-30
CIK 1053507

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

EXPLANATORY NOTE

American Tower Corporation (the “Company”) is filing this amendment (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “Original Filing”) to reflect the restatement of its condensed consolidated financial statements as of June 30, 2004 and for each of the three and six month periods ended June 30, 2004 and 2003, and certain corresponding changes described below.

As previously disclosed in a Current Report on Form 8-K dated February 22, 2005, the Company undertook a review of its lease accounting practices as a result of changes in lease accounting announced by other public companies in January and February of 2005 and guidance provided by the Securities and Exchange Commission in its February 7, 2005 letter to the accounting industry. As a result of this review, the Company determined that it should change the periods used to calculate depreciation and amortization expense and straight-line rent expense relating to certain of its tower assets and underlying ground leases. The primary effect of this accounting correction is to accelerate to earlier periods non-cash rent expense and depreciation and amortization expense with respect to certain of the Company’s tower sites, resulting in an increase in non-cash expenses compared to what has previously been reported. A discussion of the restatement is set forth in note 2 to the condensed consolidated financial statements included in this Amendment.

Changes also have been made to the following items in this Amendment as a result of the restatement:

Part I - Item 1. Unaudited Condensed Consolidated Financial Statements

          - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          - Item 4. Controls and Procedures

Part II - Item 6. Exhibits

For ease of reference, this Amendment sets forth the Original Filing in its entirety. However, this Amendment does not reflect events that have occurred after the August 9, 2004 filing date of the Original Filing or modify or update the disclosures presented in the Original Filing, except to reflect the corrections described above. Information with respect to those events has been or will be set forth, as appropriate, in the Company’s subsequent periodic filings. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of the filing date of the Original Filing. Concurrently with the filing of this Quarterly Report on Form 10-Q/A, the Company is also filing a Quarterly Report on Form 10-Q/A for the quarterly periods ended March 31, 2004 and September 30, 2004 and an Annual Report on Form 10-K/A for the year ended December 31, 2003 to restate its consolidated financial statements included therein.

AMERICAN TOWER CORPORATION

INDEX

FORM 10-Q/A AMENDMENT NO. 1 TO QUARTERLY REPORT

QUARTER ENDED JUNE 30, 2004

PART 1.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	June 30, 2004	December 31, 2003
	(as restated, see note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$197,856	$105,465
Restricted cash and investments		170,036
Accounts receivable, net of allowances of $13,677 and $17,445, respectively	44,193	57,735
Prepaid and other current assets	38,045	34,105
Costs and earnings in excess of billings on uncompleted contracts and unbilled receivables	16,065	19,933
Deferred income taxes	14,122	14,122
Assets held for sale	3,389	10,119

Total current assets	313,670	411,515

PROPERTY AND EQUIPMENT, net	2,386,460	2,488,350
OTHER INTANGIBLE ASSETS, net	1,003,555	1,019,861
GOODWILL, net	592,683	592,683
DEFERRED INCOME TAXES	538,206	502,737
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	285,821	275,508

TOTAL	$5,120,395	$5,290,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$104,285	$107,557
Accrued interest	52,639	59,734
Current portion of long-term obligations	6,495	77,622
Billings in excess of costs on uncompleted contracts and unearned revenue	34,445	41,449
Liabilities held for sale		8,416

Total current liabilities	197,864	294,778

LONG-TERM OBLIGATIONS	3,260,322	3,283,603
OTHER LONG-TERM LIABILITIES	111,742	83,496

Total liabilities	3,569,928	3,661,877

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES	11,697	18,599

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 500,000,000 shares authorized; 224,287,636 and 211,855,658 shares issued, 224,142,415 and 211,710,437 shares outstanding, respectively	2,243	2,119
Class B Common Stock: $.01 par value; 50,000,000 shares authorized; 0 and 6,969,529 shares issued and outstanding, respectively		70
Class C Common Stock: $.01 par value; 10,000,000 shares authorized; 0 and 1,224,914 shares issued and outstanding, respectively		12
Additional paid-in capital	3,946,144	3,910,879
Accumulated deficit	(2,405,251)	(2,291,816)
Note receivable		(6,720)
Treasury stock (145,221 shares at cost)	(4,366)	(4,366)

Total stockholders’ equity	1,538,770	1,610,178

TOTAL	$5,120,395	$5,290,654

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
REVENUES:
Rental and management	$167,587	$151,916	$332,163	$298,378
Network development services	25,385	23,366	46,988	38,371

Total operating revenues	192,972	175,282	379,151	336,749

OPERATING EXPENSES:
Rental and management	58,320	57,885	117,196	116,361
Network development services	24,183	21,500	44,997	36,212
Depreciation, amortization and accretion	86,222	84,181	168,280	168,244
Corporate general, administrative and development expense	6,651	6,965	13,530	13,613
Impairments, net loss on sale of long-lived assets and restructuring expense	5,373	8,002	9,287	11,698

Total operating expenses	180,749	178,533	353,290	346,128

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	12,223	(3,251)	25,861	(9,379)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $375, $371, $751 and $747, respectively	3,652	3,528	7,192	7,030
Interest income	1,122	1,930	2,236	2,856
Interest expense	(68,045)	(71,201)	(137,217)	(142,943)
Loss on retirement of long-term obligations	(31,388)	(35,832)	(39,441)	(44,323)
Other expense	(655)	(402)	(859)	(6,288)

Total other expense	(95,314)	(101,977)	(168,089)	(183,668)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(83,091)	(105,228)	(142,228)	(193,047)
Income tax benefit	19,598	20,406	32,824	42,486
Minority interest in net earnings of subsidiaries	(490)	(793)	(1,913)	(1,363)
Loss on equity method investments	(622)		(1,240)	(19,313)

LOSS FROM CONTINUING OPERATIONS	(64,605)	(85,615)	(112,557)	(171,237)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $318, $1,358, $473 AND $4,205, RESPECTIVELY	(592)	(27,516)	(878)	(38,901)

NET LOSS	$(65,197)	$(113,131)	$(113,435)	$(210,138)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.29)	$(0.42)	$(0.51)	$(0.86)
Loss from discontinued operations		(0.14)		(0.19)

NET LOSS PER COMMON SHARE	$(0.29)	$(0.56)	$(0.51)	$(1.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	223,578	202,913	221,993	199,328

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Six Months Ended June 30,
	2004	2003
	(as restated, see note 2)	(as restated, see note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(113,435)	$(210,138)
Other non-cash items reflected in statements of operations	228,069	268,444
Decrease in assets	2,934	7,558
Decrease in liabilities	(12,178)	(15,277)

Cash provided by operating activities	105,390	50,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(18,666)	(32,691)
Payments for acquisitions	(18,353)	(41,096)
Payment for acquisition of Mexico minority interest	(3,947)
Proceeds from sale of businesses and other long-term assets	21,288	77,317
Deposits and investments	548	635

Cash (used for) provided by investing activities	(19,130)	4,165

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt securities	225,000	419,884
Net proceeds from stock options and other	8,780	1,584
Repayment of notes payable, credit facility and capital leases	(1,076,978)	(281,799)
Borrowings under credit facility	700,000
Restricted cash and investments	170,036	(192,885)
Deferred financing costs	(20,707)	(21,231)

Cash provided by (used for) financing activities	6,131	(74,447)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	92,391	(19,695)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	105,465	127,292

CASH AND CASH EQUIVALENTS, END OF PERIOD	$197,856	$107,597

CASH PAID FOR INCOME TAXES	$989	$1,158

CASH PAID FOR INTEREST	$103,979	$122,399

NON-CASH TRANSACTIONS
Issuance of common stock in exchange for acquisition of Mexico minority interest	$24,773
Capital leases	2,996
Change in fair value of cash flow hedges (net of tax)		$4,584
2.25% note conversions (excluding note conversion expense)		47,647

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

Sales of Subsidiary Stock—As described in note 11, during the six months ended June 30, 2004, certain option holders exercised options to purchase a 3.2% interest in the subsidiary that conducts the Company’s Mexico operations. As a result, the Company adopted the provisions of SEC Staff Accounting Bulletin (SAB) No. 51, “Accounting for Sales of Stock by a Subsidiary,” and recorded the difference between the Company’s carrying value of the interest in the subsidiary’s equity that was sold over the proceeds received for that interest to additional paid-in-capital. The Company will record any gains or losses resulting from the future sale of stock by a subsidiary as a component of stockholders’ equity.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (as amended) to stock-based compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(65,197)	$(113,131)	$(113,435)	$(210,138)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(6,937)	(6,435)	(12,840)	(13,735)

Pro-forma net loss	$(72,134)	$(119,566)	$(126,275)	$(223,873)

Basic and diluted net loss per share—as reported	$(0.29)	$(0.56)	$(0.51)	$(1.05)
Basic and diluted net loss per share pro-forma	$(0.32)	$(0.59)	$(0.57)	$(1.12)

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

2.    RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the condensed consolidated financial statements for the quarter ended June 30, 2004, Company management determined that its previously issued financial statements should be restated to correct the Company’s accounting practices for ground leases underlying its tower sites. The Company determined that previous periods used to calculate depreciation and amortization expense and straight-line rent expense relating to certain of its tower assets and underlying ground leases were not appropriate as they did not accurately match the expected life of the lease. Accordingly, the Company restated its condensed consolidated financial statements as of June 30, 2004 and for each of the three and six month periods ended June 30, 2004 and 2003, included in this Quarterly Report on Form 10-Q/A.

As set forth below, the primary effect of this accounting correction is to accelerate to earlier periods non-cash rent expense and depreciation and amortization expense with respect to certain of the Company’s tower sites, resulting in an increase in non-cash expenses compared to what has previously been reported.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following schedules reconcile the amounts as originally reported in the Company’s condensed consolidated statements of operations for the three and six month periods ending June 30, 2004 and 2003, and the condensed consolidated balance sheet as of June 30, 2004, to the corresponding restated amounts (in thousands):

	Condensed Consolidated Statements of Operations
	As previously reported	As restated
Three Months Ended June 30, 2004
Rental and management expense	$55,551	$58,320
Depreciation, amortization and accretion	81,925	86,222
Total operating expenses	173,683	180,749
Operating income from continuing operations	19,289	12,223
Income tax benefit	17,194	19,598
Net loss	(60,535)	(65,197)
Net loss per common share	(0.27)	(0.29)

Three Months Ended June 30, 2003
Rental and management expense	$54,205	$57,885
Depreciation, amortization and accretion	79,624	84,181
Total operating expenses	170,296	178,533
Operating income (loss) from continuing operations	4,986	(3,251)
Income tax benefit	17,585	20,406
Net loss	(107,715)	(113,131)
Net loss per common share	(0.53)	(0.56)

Six Months Ended June 30, 2004
Rental and management expense	$111,217	$117,196
Depreciation, amortization and accretion	159,059	168,280
Total operating expenses	338,090	353,290
Operating income from continuing operations	41,061	25,861
Income tax benefit	27,644	32,824
Net loss	(103,415)	(113,435)
Net loss per common share	(0.47)	(0.51)

Six Months Ended June 30, 2003
Rental and management expense	$108,901	$116,361
Depreciation, amortization and accretion	159,278	168,244
Total operating expenses	329,702	346,128
Operating income (loss) from continuing operations	7,047	(9,379)
Income tax benefit	36,860	42,486
Net loss	(199,338)	(210,138)
Net loss per common share	(1.00)	(1.05)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

	Condensed Consolidated Balance Sheet
	As previously reported	As restated
June 30, 2004
Property and equipment, net	$2,450,921	$2,386,460
Other intangible assets, net	1,043,706	1,003,555
Deferred income taxes	479,469	538,206
Other long-term liabilities	46,228	111,742
Accumulated deficit	(2,293,862)	(2,405,251)
Total assets	5,166,270	5,120,395
Total liabilities	3,504,414	3,569,928
Total stockholders’ equity	1,650,159	1,538,770
Total liabilities and stockholders’ equity	5,166,270	5,120,395

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Summary operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003(1)	2004	2003(1)
Revenue	$220	$51,601	$3,857	$113,414

Loss from discontinued operations	$(910)	$(3,360)	$(1,014)	$(11,390)
Income tax benefit on loss from discontinued operations	318	486	355	1,182
Net loss on disposal of discontinued operations, net of tax benefit of $0, $872, $118, and $3,023, respectively		(24,642)	(219)	(28,693)

Loss from discontinued operations, net	$(592)	$(27,516)	$(878)	$(38,901)

(1)	In addition to the businesses described above, loss from discontinued operations, net for the periods ended June 30, 2003 includes the results of operations of the following: Flash Technologies, sold in January 2003; Maritime Telecommunications Network, sold in February 2003; an office building in Schaumburg, Illinois, sold in March 2003; an office building in Westwood, Massachusetts, sold in May 2003; and Galaxy Engineering, sold in August 2003. Loss from discontinued operations, net for the six months ended June 30, 2003 also includes estimated net losses on the disposal of Verestar and Kline and a net loss on the disposal of an office building in Westwood, Massachusetts.

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

Summarized information about the Company’s acquired intangible assets subject to amortization is as follows (in thousands):

	June 30, 2004	December 31, 2003
Acquired customer base and network location intangibles	$1,335,546	$1,299,708
Deferred financing costs	99,968	111,484
Acquired licenses and other intangibles	43,326	43,125

Subtotal	1,478,840	1,454,317
Less accumulated amortization	(475,285)	(434,456)

Other intangible assets, net	$1,003,555	$1,019,861

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization of intangible assets for the three and six months ended June 30, 2004 was approximately $24.3 million and $48.7 million (excluding amortization of deferred financing costs, which is included in interest expense). The Company expects to record estimated amortization expense of $96.9 million for the year ended December 31, 2004, and $95.5 million, $93.7 million, $89.8 million, $88.2 million and $86.5 million, respectively, for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

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

7.    Restructuring

During the six months ended June 30, 2004, the Company made cash payments against its accrued restructuring liability. Such payments were as follows (in thousands):

	Liability as of January 1, 2004	Cash Payments	Liability as of June 30, 2004
Employee separations	$2,239	$(1,812)	$427
Lease terminations and other facility closing costs	1,450	(197)	1,253

Total	$3,689	$(2,009)	$1,680

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

Three months ended June 30, (in thousands)	RM	Services	Other	Total
2004
Revenues	$167,587	$25,385		$192,972
Operating profit (loss)	112,919	1,202	$(197,212)	(83,091)
Assets	4,170,287	72,730	877,378	5,120,395
2003
Revenues	$151,916	$23,366		$175,282
Operating profit (loss)	97,559	1,866	$(204,653)	(105,228)
Assets	4,373,346	72,399	1,093,281	5,539,026

Six months ended June 30, (in thousands)
2004
Revenues	$332,163	$46,988		$379,151
Operating profit (loss)	222,159	1,991	$(366,378)	(142,228)
Assets	4,170,287	72,730	877,378	5,120,395
2003
Revenues	$298,378	$38,371		$336,749
Operating profit (loss)	189,047	2,159	$(384,253)	(193,047)
Assets	4,373,346	72,399	1,093,281	5,539,026

9.    Acquisitions

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

11.    ATC International Transactions

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

As of June 30, 2004, the Company owns a 96.8% interest in ATC Mexico. The remaining 3.2% minority interest in ATC Mexico is held by ATC Mexico employees and an executive officer of the Company. In the first quarter of 2004, 318 options held by ATC Mexico employees and an executive officer of the Company under the ATC Mexico Stock Option Plan were exercised. In connection with the issuance of these shares, the Company adopted the provisions of SEC SAB No. 51 and recorded a $1.8 million reduction to stockholders’ equity in the accompanying condensed consolidated balance sheet as of June 30, 2004. Such adjustment reflected the difference in the Company’s carrying value of the interest in ATC Mexico’s equity that was sold over the proceeds received for that interest. (See note 1.) The employees holding these shares also may require the Company to purchase their interests in ATC Mexico six months following their issuance at the then fair market value, which date will occur in the third quarter of 2004. William H. Hess, an executive officer of the Company, owns a 1.4% interest in ATC Mexico as a result of his exercise of options granted to him under the ATC Mexico Stock Option Plan.

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

As part of Mr. Gearon’s investment, ATC South America’s Board of Directors also approved the formation of the ATC South America Stock Option Plan that provides for the issuance of options to officers, employees, directors and consultants of ATC South America, including Mr. Gearon, to purchase up to an aggregate approximate 10.3% interest in ATC South America. During the six months ended June 30, 2004, ATC South America granted 6,024 options to purchase shares of ATC South America common stock to officers and employees, including Messrs. Gearon and Hess, who received options to purchase shares representing an approximate 6.7% and 1.6% interest, respectively. The exercise price per share is $1,349, which was the fair market value per share on the date of grant as determined by the board of directors with the assistance of an independent appraisal performed at the Company’s request. Options granted vest upon the earlier to occur of: the exercise by or on behalf of Mr. Gearon of his right to require the Company to purchase his interest in ATC South America; the exercise by the Company of its right to acquire Mr. Gearon’s interest in ATC South America; or July 1, 2006. These options expire ten years from the date of grant. The employees holding these options may also require the Company to purchase their interests in ATC South America six months following the exercise of their options at the then fair market value.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2004

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$105,854	$63,394	$211	$28,397		$197,856
Accounts receivable, net		38,934	436	4,823		44,193
Prepaid & other current assets	4,435	37,012	5,070	7,593		54,110
Deferred income taxes	14,122					14,122
Assets held for sale			3,389			3,389

Total current assets	124,411	139,340	9,106	40,813		313,670

PROPERTY AND EQUIPMENT, NET		2,073,845	19,443	293,172		2,386,460
INTANGIBLE ASSETS, NET	34,006	1,441,661	9,503	111,068		1,596,238
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	2,608,777	26,282	475,894		$(3,110,953)
OTHER LONG-TERM ASSETS	532,898	167,823	25	123,281		824,027

TOTAL	$3,300,092	$3,848,951	$513,971	$568,334	$(3,110,953)	$5,120,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$57,173	$80,204	$3,634	$15,913		$156,924
Current portion of long-term obligations	45	5,994		456		6,495
Other current liabilities		33,888	577	(20)		34,445

Total current liabilities	57,218	120,086	4,211	16,349		197,864

LONG-TERM OBLIGATIONS	1,704,104	1,521,275	4	34,939		3,260,322
OTHER LONG-TERM LIABILITIES		108,471	98	3,173		111,742

Total liabilities	1,761,322	1,749,832	4,313	54,461		3,569,928

MINORITY INTEREST IN SUBSIDIARIES				11,697		11,697
STOCKHOLDERS’ EQUITY
Common stock	2,243					2,243
Additional paid-in capital	3,946,144	3,373,537	470,464	956,635	$(4,800,636)	3,946,144
Accumulated (deficit) earnings	(2,405,251)	(1,274,418)	39,194	(454,459)	1,689,683	(2,405,251)
Note receivable
Treasury stock	(4,366)					(4,366)

Total stockholders’ equity	1,538,770	2,099,119	509,658	502,176	(3,110,953)	1,538,770

TOTAL	$3,300,092	$3,848,951	$513,971	$568,334	$(3,110,953)	$5,120,395

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Operating revenues		$158,964	$3,636	$30,372		$192,972
Operating expenses		153,378	3,641	23,730		180,749

Operating income (loss) from continuing operations		5,586	(5)	6,642		12,223

Other income (expense):
Interest income, TV Azteca, net				3,652		3,652
Interest income	$262	544		316		1,122
Interest expense	(34,647)	(32,887)	(2)	(509)		(68,045)
Other expense	(622)	(30,782)	(2)	(637)		(32,043)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(35,271)	490	11,273		$23,508

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(70,278)	(57,049)	11,264	9,464	23,508	(83,091)
Income tax benefit	5,081	11,708	20	2,789		19,598
Minority interest in net earnings of subsidiaries				(490)		(490)
Loss on equity method investments		(622)				(622)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(65,197)	(45,963)	11,284	11,763	23,508	(64,605)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (PROVISION)		61	(653)			(592)

NET (LOSS) INCOME	$(65,197)	$(45,902)	$10,631	$11,763	$23,508	$(65,197)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Operating revenues		$313,652	$4,756	$60,743		$379,151
Operating expenses		303,093	4,402	45,795		353,290

Operating income from continuing operations		10,559	354	14,948		25,861

Other income (expense):
Interest income, TV Azteca, net				7,192		7,192
Interest income	$558	1,297		381		2,236
Interest expense	(70,375)	(66,037)	(2)	(803)		(137,217)
Other expense	(8,441)	(31,020)	(2)	(837)		(40,300)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(51,520)	920	15,228		$35,372

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(129,778)	(84,281)	15,578	20,881	35,372	(142,228)
Income tax benefit (provision)	16,343	19,374	(73)	(2,820)		32,824
Minority interest in net earnings of subsidiaries				(1,913)		(1,913)
Loss on equity method investments		(1,240)				(1,240)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(113,435)	(66,147)	15,505	16,148	35,372	(112,557)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(121)	(757)			(878)

NET (LOSS) INCOME	$(113,435)	$(66,268)	$14,748	$16,148	$35,372	$(113,435)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(71,376)	$132,597	$(1,283)	$45,452	$105,390

CASH FLOWS (USED FOR) PROVIDED BY INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(12,352)	(1,171)	(5,143)	(18,666)
Payments for acquisitions		(4,511)		(17,789)	(22,300)
Proceeds from sale of businesses and other long-term assets		13,444	3,683	4,161	21,288
Deposits, investments and other		857	25	(334)	548

Cash (used for) provided by investing activities		(2,562)	2,537	(19,105)	(19,130)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of debt securities	225,000				225,000
Borrowings under credit facility		700,000			700,000
Repayment of notes payable, credit facility and capital leases	(297,441)	(779,168)		(369)	(1,076,978)
Deferred financing costs, restricted cash and other	125,911	32,198			158,109
Investments in and advances from (to) subsidiaries	109,843	(81,480)	(1,879)	(26,484)

Cash provided by (used for) financing activities	163,313	(128,450)	(1,879)	(26,853)	6,131

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	91,937	1,585	(625)	(506)	92,391
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,917	61,809	836	28,903	105,465

CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,854	$63,394	$211	$28,397	$197,856

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Operating revenues		$151,509	$1,013	$22,760		$175,282
Operating expenses		157,188	767	20,578		178,533

Operating (loss) income from continuing operations		(5,679)	246	2,182		(3,251)

Other income (expense):
Interest income, TV Azteca, net				3,528		3,528
Interest income		1,861		69		1,930
Interest expense	$(36,502)	(34,274)		(425)		(71,201)
Other expense	(35,832)	(149)		(253)		(36,234)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(50,490)	250	2,390		$47,850

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(122,824)	(37,991)	2,636	5,101	47,850	(105,228)
Income tax benefit (provision)	9,693	12,178	(76)	(1,389)		20,406
Minority interest in net earnings of subsidiaries				(793)		(793)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(113,131)	(25,813)	2,560	2,919	47,850	(85,615)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(228)	(13,037)	(14,251)		(27,516)

NET (LOSS) INCOME	$(113,131)	$(26,041)	$(10,477)	$(11,332)	$47,850	$(113,131)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Operating revenues		$292,816	$1,995	$41,938		$336,749
Operating expenses		307,033	1,563	37,532		346,128

Operating (loss) income from continuing operations		(14,217)	432	4,406		(9,379)

Other income (expense):
Interest income, TV Azteca, net				7,030		7,030
Interest income		2,737		119		2,856
Interest expense	$(73,839)	(68,219)		(885)		(142,943)
Other expense	(38,482)	(11,734)		(395)		(50,611)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(107,248)	(2,926)	5,927		$104,247

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(219,569)	(94,359)	6,359	10,275	104,247	(193,047)
Income tax benefit (provision)	19,425	25,098	(112)	(1,925)		42,486
Minority interest in net earnings of subsidiaries				(1,363)		(1,363)
Loss on equity method investments	(9,994)	(9,319)				(19,313)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(210,138)	(78,580)	6,247	6,987	104,247	(171,237)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(1,737)	(12,790)	(24,374)		(38,901)

NET (LOSS) INCOME	$(210,138)	$(80,317)	$(6,543)	$(17,387)	$104,247	$(210,138)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2003

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(69,388)	$100,284	$(3,071)	$22,762	$50,587

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(22,504)	(221)	(9,966)	(32,691)
Payments for acquisitions			(129)	(40,967)	(41,096)
Proceeds from sale of businesses and other long-term assets		49,148		28,169	77,317
Deposits, investments and other		(545)		1,180	635

Cash provided by (used for) investing activities		26,099	(350)	(21,584)	4,165

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of debt securities		419,884			419,884
Repayment of notes payable, credit facility and capital leases	(24,846)	(253,389)		(3,564)	(281,799)
Deferred financing costs, restricted cash and other		(212,532)			(212,532)
Investments in and advances from (to) subsidiaries	94,234	(107,459)	4,525	8,700

Cash provided by (used for) financing activities	69,388	(153,496)	4,525	5,136	(74,447)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(27,113)	1,104	6,314	(19,695)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		107,600	756	18,936	127,292

CASH AND CASH EQUIVALENTS, END OF PERIOD		$80,487	$1,860	$25,250	$107,597

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three Months Ended June 30, 2004 and 2003 (dollars in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2004	2003
REVENUES:
Rental and management	$167,587	$151,916	$15,671	10%
Network development services	25,385	23,366	2,019	9

Total revenues	192,972	175,282	17,690	10

OPERATING EXPENSES:
Rental and management	58,320	57,885	435	1
Network development services	24,183	21,500	2,683	12
Depreciation, amortization and accretion	86,222	84,181	2,041	2
Corporate general, administrative and development expense	6,651	6,965	(314)	(5)
Impairments, net loss on sale of long-lived assets and restructuring expense	5,373	8,002	(2,629)	(33)

Total operating expenses	180,749	178,533	2,216	1

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $375 and $371	3,652	3,528	124	4
Interest income	1,122	1,930	(808)	(42)
Interest expense	(68,045)	(71,201)	(3,156)	(4)
Loss on retirement of long-term obligations	(31,388)	(35,832)	(4,444)	(12)
Other expense	(655)	(402)	253	63
Income tax benefit	19,598	20,406	(808)	(4)
Minority interest in net earnings of subsidiaries	(490)	(793)	(303)	(38)
Loss on equity method investments	(622)		622	N/A
Loss from discontinued operations, net	(592)	(27,516)	(26,924)	(98)

Net loss	$(65,197)	$(113,131)	$(47,934)	(42)%

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

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2004 were $180.7 million, an increase of $2.2 million from the three months ended June 30, 2003. The principal components of the increase were attributable to increases in expenses within our network development services segment of $2.7 million; an increase in depreciation, amortization and accretion expense of $2.0 million; and an increase in expenses within our rental and management segment of $0.4 million. These increases were primarily offset by a decrease in impairments, net loss on sale of long-lived assets and restructuring expense of $2.6 million and corporate general, administrative and development expense of $0.3 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the three months ended June 30, 2004 was $58.3 million, an increase of $0.4 million from the three months ended June 30, 2003. The increase resulted primarily from an increase in tower expenses related to approximately 580 towers we have acquired/constructed since April 1, 2003. This increase was partially offset by a reduction in expenses related to our existing towers resulting from overhead efficiencies and by a reduction in expenses on the approximately 350 owned towers sold or disposed of subsequent to April 1, 2003.

Rental and management segment profit for the three months ended June 30, 2004 was $112.9 million, an increase of $15.4 million from the three months ended June 30, 2003. The increase resulted primarily from incremental revenues and operating profit from adding additional tenants to existing towers and newly acquired and/or constructed towers, partially offset by towers sold and an increase in tower expenses, as discussed above.

Network Development Services Expense

Network development services expense for the three months ended June 30, 2004 was $24.2 million, an increase of $2.7 million from the three months ended June 30, 2003. The majority of the increase correlates directly to the revenue expansion noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion for the three months ended June 30, 2004 was $86.2 million, an increase of $2.0 million from the three months ended June 30, 2003. This increase is primarily attributable to revisions in assumptions used in estimating our asset retirement obligation under SFAS No. 143, as described more fully in note 1 of the accompanying condensed consolidated financial statements, which resulted in an increase in depreciation, amortization and accretion expense of $4.5 million during the three months ended June 30, 2004. This increase was offset primarily by a decrease in depreciation expense due to certain long-lived assets becoming fully depreciated.

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

Income Tax Benefit

The income tax benefit for the three months ended June 30, 2004 was $19.6 million, a decrease of $0.8 million from the three months ended June 30, 2003. The effective tax rate was 23.6% for the three months ended June 30, 2004, as compared to 19.4% for the three months ended June 30, 2003. The primary reason for the increase in the effective rate is a result of non-deductible note conversion expense in the three months ended June 30, 2003. The effective tax rate on loss from continuing operations for the three months ended June 30, 2004 and 2003 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses, foreign items and non-deductible note conversion expense.

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

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At June 30, 2004, we have provided a valuation allowance of approximately $169.7 million primarily related to net state deferred tax assets, capital loss carryforwards and the lost tax benefit and costs associated with the tax refund claims described above (recorded in 2002). We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims and our federal net operating loss carryforwards, as we believe that we will be successful with our tax refund claims and will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

We intend to recover a portion of our deferred tax asset through our tax refund claims discussed above. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, we believe that our net deferred tax asset will be realized. The realization of our deferred tax assets as of June 30, 2004 will be dependent upon our ability to generate approximately $1.2 billion in taxable income from July 1, 2004 to December 31, 2024. If we are unable to generate sufficient taxable income in the future, or carry back losses, as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

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

Six Months Ended June 30, 2004 and 2003 (dollars in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2004	2003
REVENUES:
Rental and management	$332,163	$298,378	$33,785	11%
Network development services	46,988	38,371	8,617	22

Total revenues	379,151	336,749	42,402	13

OPERATING EXPENSES:
Rental and management	117,196	116,361	835	1
Network development services	44,997	36,212	8,785	24
Depreciation, amortization and accretion	168,280	168,244	36	N/A
Corporate general, administrative and development expense	13,530	13,613	(83)	(1)
Impairments, net loss on sale of long-lived assets and restructuring expense	9,287	11,698	(2,411)	(21)

Total operating expenses	353,290	346,128	7,162	2

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $751 and $747	7,192	7,030	162	2
Interest income	2,236	2,856	(620)	(22)
Interest expense	(137,217)	(142,943)	(5,726)	(4)
Loss on retirement of long-term obligations	(39,441)	(44,323)	(4,882)	(11)
Other expense	(859)	(6,288)	(5,429)	(86)
Income tax benefit	32,824	42,486	(9,662)	(23)
Minority interest in net earnings of subsidiaries	(1,913)	(1,363)	550	40
Loss on equity method investments	(1,240)	(19,313)	(18,073)	(94)
Loss from discontinued operations, net	(878)	(38,901)	(38,023)	(98)

Net loss	$(113,435)	$(210,138)	$(96,703)	(46)%

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

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2004 were $353.3 million, an increase of $7.2 million from the six months ended June 30, 2003. The increase was primarily due to increases in expenses within our network development services segment of $8.8 million and within our rental and management segment of $0.8 million. These increases were partially offset by a decrease in impairments, net loss on sale of long-lived assets and restructuring expense of $2.4 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the six months ended June 30, 2004 was $117.2 million, an increase of $0.8 million from the six months ended June 30, 2003. The increase resulted primarily from an increase in tower expenses related to the approximately 780 towers we have acquired/constructed since January 1, 2003. This increase was partially offset by a reduction in expenses related to our existing towers resulting from overhead efficiencies and by a reduction in expenses on the approximately 380 owned towers sold or disposed of subsequent to January 1, 2003.

Rental and management segment profit for the six months ended June 30, 2004 was $222.2 million, an increase of $33.1 million from the six months ended June 30, 2003. The increase resulted primarily from incremental revenues and operating profit from adding additional tenants to existing towers and newly acquired and/or constructed towers, partially offset by an increase in tower expenses, as discussed above.

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

Other Expense

Other expense for the six months ended June 30, 2004 was $0.9 million, a decrease of $5.4 million from the six months ended June 30, 2003. The decrease resulted primarily from fees and expenses incurred in 2003 in connection with a financing transaction that we did not consummate. We incurred no such charges during the six months ended June 30, 2004.

Income Tax Benefit

The income tax benefit for the six months ended June 30, 2004 was $32.8 million, a decrease of $9.7 million from the six months ended June 30, 2003. The effective tax rate was 23.1% for the six months ended June 30, 2004, as compared to 22.0% for the six months ended June 30, 2003. The primary reason for the increase in the effective rate is a decrease in capital losses and non-deductible note conversion expense compared to 2003. The effective tax rate on loss from continuing operations for the six months ended June 30, 2004 and 2003 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses, foreign items and non-deductible note conversion expense.

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

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At June 30, 2004, we have provided a valuation allowance of approximately $169.7 million primarily related to net state deferred tax assets, capital loss carryforwards and the lost tax benefit and costs associated with the tax refund claims (recorded in 2002). We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims and our federal net operating loss carryforwards, as we believe that we will be successful with our tax refund claims and will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

We intend to recover a portion of our deferred tax asset through our tax refund claims discussed above. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, we believe that our net deferred tax asset will be realized. The realization of our deferred tax assets as of June 30, 2004 will be dependent upon our ability to generate approximately $1.2 billion in taxable income from July 1, 2004 to December 31, 2024. If we are unable to generate sufficient taxable income in the future, or carry back losses, as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Depending on the resolution of the Verestar bankruptcy proceedings described in notes 4 and 10 to our accompanying condensed consolidated financial statements, we may be entitled to a worthless stock or bad debt deduction for our investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

Loss on Equity Method Investments

Loss on equity method investments for the six months ended June 30, 2004 was $1.2 million, a decrease of $18.1 million from the six months ended June 30, 2003. The decrease is primarily related to a decrease in impairment charges on our equity method investments.

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

Contractual Obligations.    The following table updates certain information provided under the section entitled “Liquidity and Capital Resources—Uses of Cash—Contractual Obligations” in our 2003 Annual Report on Form 10-K/A to reflect the impact, as of June 30, 2004, of (i) the issuance of $225.0 million principal amount of our 7.50% senior notes in February 2004, (ii) the redemption of all of our outstanding 6.25% convertible notes in February 2004, (iii) the refinancing of our credit facility in May 2004 with a new credit facility comprised of a $300.0 million term loan A, a $400.0 million term loan B, and an undrawn $400.0 million revolving loan (against which approximately $26.7 million of undrawn letters of credit were outstanding at June 30, 2004), and (iv) the repurchase during the six months ended June 30, 2004 of $73.7 million principal amount of our 5.0% convertible notes, $6.6 million principal amount of our 9 3/8% senior notes and $100.1 million face amount ($56.3 million accreted value, net of $5.0 million fair value discount allocated to warrants) of our 12.25% senior subordinated discount notes.

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

Sales of Subsidiary Stock.    As described more fully in note 11 of our condensed consolidated financial statements included in this quarterly report on Form 10-Q/A, we entered into certain transactions during the six months ended June 30, 2004 involving the purchase and sale of shares of our Mexican and Brazilian subsidiaries to certain employees. We do not believe these transactions had or will have a material impact on our results of operations or financial condition, nor do we expect to enter into similar transactions in future periods.

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

Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the Notes, are as follows (in thousands):

	9 3/8% Notes	ATI 12.25% Notes, ATI 7.25% Notes, and 7.50% Notes
Tower Cash Flow, for the three months ended June 30, 2004	$112,919	$111,381

Consolidated Cash Flow, for the twelve months ended June 30, 2004	$412,807	$406,788
Less: Tower Cash Flow, for the twelve months ended June 30, 2004	(430,351)	(424,353)
Plus: four times Tower Cash Flow, for the three months ended June 30, 2004	451,676	445,524

Adjusted Consolidated Cash Flow, for the twelve months ended June 30, 2004	$434,132	$427,959

Non-Tower Cash Flow, for the twelve months ended June 30, 2004	$(20,819)	$(20,855)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In February 2005, subsequent to the period covered by this report, our management determined that our previously issued financial statements should be restated to correct our accounting practices for ground leases underlying our tower sites. We undertook a review of our lease accounting practices as a result of changes in lease accounting announced by other public companies in January and February of 2005 and guidance provided by the Securities and Exchange Commission in its February 7, 2005 letter to the accounting industry. As a result of this review, our management determined that we should change the periods used to calculate depreciation and amortization expense and straight-line rent expense relating to certain of our tower assets and underlying ground leases. Accordingly, we restated our condensed consolidated financial statements as of June 30, 2004 and for each of the three and six month periods ended June 30, 2004 and 2003, included in this Form 10-Q/A. The restatement is further discussed in the “Explanatory Note” in the forepart of this Form 10-Q/A and in note 2 to our condensed consolidated financial statements included herein.

(a) Evaluation of disclosure controls and procedures.    Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report in connection with the filing of our Form 10-Q in August 2004. Based on that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

In connection with the restatement and the filing of this Form 10-Q/A, our management, with the participation of our principal executive officer and principal financial officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, the end of the period covered by this Form 10-Q/A. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, as of the end of the period covered by this Form 10-Q/A, in ensuring that material information relating to American Tower Corporation, required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods. The evaluation did not reveal any fraud, intentional misconduct or concealment on the part of our personnel. We have remediated the ineffectiveness of our disclosure controls and procedures by conducting a review of our lease accounting practices and correcting our accounting practices for depreciation and amortization expense and straight-line expense relating to certain of our tower assets and underlying ground leases.

(b) Changes in internal controls.    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the Securities and Exchange Commission is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on this interpretation, our management concluded that a material weakness existed in our internal control over financial reporting relating to the selection, application and monitoring of our accounting practices for depreciation and amortization expense and straight-line rent expense relating to certain of our tower assets and underlying ground leases. Our management disclosed this to the Audit Committee and to our independent registered public accountants. We have remediated the material weakness in internal control over financial reporting by conducting a review of our lease accounting practices and correcting our accounting practices for depreciation and amortization expense and straight-line rent expense relating to certain of our tower assets and underlying ground leases.

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

The 2004 Annual Meeting of Stockholders was held on May 6, 2004, to consider and act upon the following matters, all of which were approved and adopted. The results of the stockholder voting were as follows:

1.	Election of the following directors for the ensuing year or until their successors are elected and qualified.

	Vote Cast For	Votes Withheld
Raymond P. Dolan	190,823,828	2,001,494
Carolyn F. Katz	191,288,872	1,536,450
Fred R. Lummis	171,621,807	21,203,515
Pamela D.A. Reeve	189,682,614	3,142,708
James D. Taiclet, Jr.	185,398,188	7,427,134

2.	Ratification of the selection of Deloitte & Touche LLP as the Company’s independent auditors for 2004.

Votes Cast for	Votes Against	Votes Abstained
191,026,879	1,732,662	65,781

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1		Loan Agreement dated as of May 24, 2004 among American Tower, L.P., American Towers, Inc., American Tower International, Inc., American Tower, LLC, as borrowers, Toronto Dominion Bank, New York Branch, a Issuing Bank, Toronto Dominion (Texas), Inc., as Administrative Agent, and the several lead-arrangers and joint bookrunners, co-arrangers and co-documentation agents, the syndication agent and the several lenders that are parties thereto (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-14195) filed on May 25, 2004).

10.2	†	ATC South America Holding Corp. 2004 Stock Option Plan.

10.3	†	Stockholder/Optionee Agreement dated as of January 1, 2004 among ATC South America Holding Corp., American Tower Corporation, American Tower International, Inc., J. Michael Gearon, Jr. and the Persons who from time to time may execute a counterpart thereto.

10.4	†	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and J. Michael Gearon, Jr.

10.5	†	Letter Agreement dated April 2, 2004 among American Tower Corporation, J. Michael Gearon, Jr. and the other Stockholders identified therein.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications pursuant to 18 U.S.C. Section 1350.

The exhibits listed on the Exhibit Index are filed herewith in response to this Item.

(b)	Reports on Form 8-K.

During the quarter ended June 30, 2004, the Registrant filed or furnished with the Commission the following Current Reports on Form 8-K:

1.	Form 8-K (Items 7 and 12) filed on April 27, 2004. *

2.	Form 8-K (Items 5 and 7) filed on May 25, 2004.

†	Previously filed.
*	Information furnished under Item 9 or 12 of Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: March 29, 2005	By:	/s/ BRADLEY E. SINGER
Bradley E. Singer Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this quarterly report on Form 10-Q/A:

Exhibit No.	Item
10.1	Loan Agreement dated as of May 24, 2004 among American Tower, L.P., American Towers, Inc., American Tower International, Inc., American Tower, LLC, as borrowers, Toronto Dominion Bank, New York Branch, a Issuing Bank, Toronto Dominion (Texas), Inc., as Administrative Agent, and the several lead-arrangers and joint bookrunners, co-arrangers and co-documentation agents, the syndication agent and the several lenders that are parties thereto (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-14195) filed on May 25, 2004).
10.2†	ATC South America Holding Corp. 2004 Stock Option Plan.
10.3†	Stockholder/Optionee Agreement dated as of January 1, 2004 among ATC South America Holding Corp., American Tower Corporation, American Tower International, Inc., J. Michael Gearon, Jr. and the Persons who from time to time may execute a counterpart thereto.
10.4†	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and J. Michael Gearon, Jr.
10.5†	Letter Agreement dated April 2, 2004 among American Tower Corporation, J. Michael Gearon, Jr. and the other Stockholders identified therein.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications pursuant to 18 U.S.C. Section 1350.

†	Previously filed.

1