Form 10-Q/A
period 2004-09-30
AMERICAN TOWER CORP /MA/
filed 2005-03-30
CIK 1053507

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

EXPLANATORY NOTE

American Tower Corporation (the “Company”) is filing this amendment (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the “Original Filing”) to reflect the restatement of its condensed consolidated financial statements as of September 30, 2004 and for each of the three and nine month periods ended September 30, 2004 and 2003, and certain corresponding changes described below.

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

For ease of reference, this Amendment sets forth the Original Filing in its entirety. However, this Amendment does not reflect events that have occurred after the November 9, 2004 filing date of the Original Filing or modify or update the disclosures presented in the Original Filing, except to reflect the corrections described above. Information with respect to those events has been or will be set forth, as appropriate, in the Company’s subsequent periodic filings. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of the filing date of the Original Filing. Concurrently with the filing of this Quarterly Report on Form 10-Q/A, the Company is also filing a Quarterly Report on Form 10-Q/A for the quarterly periods ended March 31, 2004 and June 30, 2004 and an Annual Report on Form 10-K/A for the year ended December 31, 2003 to restate its consolidated financial statements included therein.

AMERICAN TOWER CORPORATION

INDEX

FORM 10-Q/A AMENDMENT NO. 1 TO QUARTERLY REPORT

QUARTER ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS–Unaudited

(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(as restated, see note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$126,833	$105,465
Restricted cash and investments		170,036
Accounts receivable, net of allowances of $13,189 and $17,445, respectively	41,704	57,735
Prepaid and other current assets	42,529	34,105
Costs and earnings in excess of billings on uncompleted contracts and unbilled receivables	16,552	19,933
Deferred income taxes	14,122	14,122
Assets held for sale	3,389	10,119

Total current assets	245,129	411,515

PROPERTY AND EQUIPMENT, net	2,324,343	2,488,350
OTHER INTANGIBLE ASSETS, net	993,384	1,019,861
GOODWILL, net	592,683	592,683
DEFERRED INCOME TAXES	577,135	502,737
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	288,536	275,508

TOTAL	$5,021,210	$5,290,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$104,833	$107,557
Accrued interest	31,162	59,734
Current portion of long-term obligations	6,722	77,622
Billings in excess of costs on uncompleted contracts and unearned revenue	33,154	41,449
Liabilities held for sale		8,416

Total current liabilities	175,871	294,778

LONG-TERM OBLIGATIONS	3,211,635	3,283,603
OTHER LONG-TERM LIABILITIES	115,420	83,496

Total liabilities	3,502,926	3,661,877

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN SUBSIDIARIES	11,863	18,599
STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 500,000,000 shares authorized; 226,741,565 and 211,855,658 shares issued, 226,596,344 and 211,710,437 shares outstanding, respectively	2,267	2,119
Class B Common Stock: $.01 par value; 50,000,000 shares authorized; 0 and 6,969,529 shares issued and outstanding, respectively		70
Class C Common Stock: $.01 par value; 10,000,000 shares authorized; 0 and 1,224,914 shares issued and outstanding, respectively		12
Additional paid-in capital	3,973,893	3,910,879
Accumulated deficit	(2,465,373)	(2,291,816)
Note receivable		(6,720)
Treasury stock (145,221 shares at cost)	(4,366)	(4,366)

Total stockholders’ equity	1,506,421	1,610,178

TOTAL	$5,021,210	$5,290,654

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS–Unaudited

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
REVENUES:
Rental and management	$174,946	$158,193	$507,109	$456,571
Network development services	24,242	28,681	71,230	67,052

Total operating revenues	199,188	186,874	578,339	523,623

OPERATING EXPENSES:
Rental and management	59,838	60,066	177,034	176,427
Network development services	23,216	26,274	68,213	62,486
Depreciation, amortization and accretion	82,382	82,619	250,662	250,863
Corporate general, administrative and development expense	6,861	6,493	20,391	20,106
Impairments, net loss on sale of long-lived assets and restructuring expense	8,815	7,646	18,102	19,344

Total operating expenses	181,112	183,098	534,402	529,226

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	18,076	3,776	43,937	(5,603)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $373, $374, $1,124 and $1,121, respectively	3,584	3,523	10,776	10,553
Interest income	1,166	1,177	3,402	4,033
Interest expense	(65,653)	(68,906)	(202,870)	(211,849)
(Loss) gain on retirement of long-term obligations	(47,951)	3,255	(87,392)	(41,068)
Other expense	(1,176)	(928)	(2,035)	(7,216)

Total other expense	(110,030)	(61,879)	(278,119)	(245,547)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(91,954)	(58,103)	(234,182)	(251,150)
Income tax benefit	31,414	16,404	64,238	58,890
Minority interest in net earnings of subsidiaries	(271)	(907)	(2,184)	(2,270)
Loss on equity method investments	(611)	(521)	(1,851)	(19,834)

LOSS FROM CONTINUING OPERATIONS	(61,422)	(43,127)	(173,979)	(214,364)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX (PROVISION) BENEFIT OF $(700), $1,199, $(227) AND $5,404 RESPECTIVELY	1,300	(15,164)	422	(54,065)

NET LOSS	$(60,122)	$(58,291)	$(173,557)	$(268,429)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.27)	$(0.20)	$(0.78)	$(1.05)
Loss from discontinued operations		(0.07)		(0.26)

NET LOSS PER COMMON SHARE	$(0.27)	$(0.27)	$(0.78)	$(1.31)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	224,839	213,788	222,948	204,201

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS–Unaudited

(in thousands)

	Nine Months Ended September 30,
	2004	2003
	(as restated, see note 2)	(as restated, see note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(173,557)	$(268,429)
Non-cash items reflected in statements of operations	356,243	373,716
(Increase) decrease in assets	(132)	12,546
Decrease in liabilities	(33,391)	(37,808)

Cash provided by operating activities	149,163	80,025

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(28,612)	(45,934)
Payments for acquisitions	(27,843)	(75,990)
Payments for acquisition of Mexico minority interest	(3,947)
Proceeds from sale of businesses and other long-term assets	23,499	74,296
Deposits and investments	325	(10,048)

Cash used for investing activities	(36,578)	(57,676)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from issuance of debt securities and notes payable	570,000	632,384
Net proceeds from equity offering, stock options and other	23,460	125,205
Repayment of notes payable, credit facility and capital leases	(1,523,835)	(528,745)
Borrowings under credit facility	700,000
Restricted cash and investments	170,036	(283,722)
Deferred financing costs	(30,878)	(28,632)

Cash used for financing activities	(91,217)	(83,510)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,368	(61,161)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	105,465	127,292

CASH AND CASH EQUIVALENTS, END OF PERIOD	$126,833	$66,131

CASH PAID FOR INCOME TAXES	$1,902	$1,613

CASH PAID FOR INTEREST	$173,718	$198,658

NON-CASH TRANSACTIONS
Issuance of common stock in exchange for acquisition of Mexico minority interest	$24,773
Capital leases	2,996
Change in fair value of cash flow hedges (net of tax)		$5,192
Convertible note repurchases (excluding gain (loss) on retirements)		52,356

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

Sales of Subsidiary Stock—As described in note 12, during the nine months ended September 30, 2004, certain option holders exercised options to purchase a 3.2% interest in the subsidiary that conducts the Company’s Mexico operations. As a result, the Company adopted the provisions of SEC Staff Accounting Bulletin (SAB) No. 51, “Accounting for Sales of Stock by a Subsidiary,” and recorded the difference between the Company’s carrying value of the interest in the subsidiary’s equity that was sold over the proceeds received for that interest to additional paid-in-capital. The Company will record any gains or losses resulting from the future sale of stock by a subsidiary as a component of stockholders’ equity.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (as amended) to stock-based compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(60,122)	$(58,291)	$(173,557)	$(268,429)
Add: Stock-based employee compensation expense, net of related tax effect, included in net loss as reported	376		376
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(3,983)	(7,878)	(16,823)	(21,613)

Pro-forma net loss	$(63,729)	$(66,169)	$(190,004)	$(290,042)

Basic and diluted net loss per share - as reported	$(0.27)	$(0.27)	$(0.78)	$(1.31)
Basic and diluted net loss per share pro-forma	$(0.28)	$(0.31)	$(0.85)	$(1.42)

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

2.	Restatement of Consolidated Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements for the quarter ended September 30, 2004, Company management determined that its previously issued financial statements should be restated to correct the Company’s accounting practices for ground leases underlying its tower sites. The Company determined that previous periods used to calculate depreciation and amortization expense and straight-line rent expense relating to certain of its tower assets and underlying ground leases were not appropriate as they did not accurately match the expected life of the lease. Accordingly, the Company restated its condensed consolidated financial statements as of September 30, 2004 and for each of the three and nine month periods ended September 30, 2004 and 2003, included in this Quarterly Report on Form 10-Q/A.

As set forth below, the primary effect of this accounting correction is to accelerate to earlier periods non-cash rent expense and depreciation and amortization expense with respect to certain of the Company’s tower sites, resulting in an increase in non-cash expenses compared to what has previously been reported.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

The following schedules reconcile the amounts as originally reported in the Company’s condensed consolidated statements of operations for each of the three and nine month periods ended September 30, 2004 and 2003, and the condensed consolidated balance sheet as of September 30, 2004, to the corresponding restated amounts (in thousands):

	Condensed Consolidated Statements of Operations
	As previously reported	As restated
Three Months Ended September 30, 2004
Rental and management expense	$56,969	$59,838
Depreciation, amortization and accretion	78,695	82,382
Total operating expenses	174,556	181,112
Operating income from continuing operations	24,632	18,076
Income tax benefit	29,076	31,414
Net loss	(55,904)	(60,122)
Net loss per common share	(0.25)	(0.27)

Three Months Ended September 30, 2003
Rental and management expense	$56,758	$60,066
Depreciation, amortization and accretion	77,687	82,619
Total operating expenses	174,858	183,098
Operating income from continuing operations	12,016	3,776
Income tax benefit	13,593	16,404
Net loss	(52,862)	(58,291)
Net loss per common share	(0.25)	(0.27)

Nine Months Ended September 30, 2004
Rental and management expense	$168,186	$177,034
Depreciation, amortization and accretion	237,754	250,662
Total operating expenses	512,646	534,402
Operating income from continuing operations	65,693	43,937
Income tax benefit	56,720	64,238
Net loss	(159,319)	(173,557)
Net loss per common share	(0.71)	(0.78)

Nine Months Ended September 30, 2003
Rental and management expense	$165,659	$176,427
Depreciation, amortization and accretion	236,965	250,863
Total operating expenses	504,560	529,226
Operating income (loss) from continuing operations	19,063	(5,603)
Income tax benefit	50,453	58,890
Net loss	(252,200)	(268,429)
Net loss per common share	(1.24)	(1.31)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

	Condensed Consolidated Balance Sheet
	As previously reported	As restated
September 30, 2004
Property and equipment, net	$2,391,203	$2,324,343
Other intangible assets, net	1,034,823	993,384
Deferred income taxes	516,060	577,135
Other long-term liabilities	47,037	115,420
Accumulated deficit	(2,349,766)	(2,465,373)
Total assets	5,068,434	5,021,210
Total liabilities	3,434,543	3,502,926
Total stockholders’ equity	1,622,028	1,506,421
Total liabilities and stockholders’ equity	5,068,434	5,021,210

3.	Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

During the three months ended September 30, 2004, the Company revised its annual effective tax rate from 23.1% for the six months ended June 30, 2004 to 27.4% for the nine months ended September 30, 2004. Such revision was attributable to an increase in the Company’s estimated annual net loss, and a change in projected taxable income related to its foreign subsidiaries.

4.	Pending Sale of Tower Construction Services Unit

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

5.	Discontinued Operations

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

The following businesses have been reflected as discontinued operations in the accompanying condensed consolidated statements of operations:

Verestar—In December 2002, the Company committed to a plan to sell Verestar, Inc., a wholly owned subsidiary, by December 31, 2003. On December 22, 2003, Verestar and its subsidiaries (collectively, Verestar) filed for protection under Chapter 11 of the federal bankruptcy laws. Verestar was reported as a discontinued operation through the date of the bankruptcy filing, and, as of that date forward, the Company ceased to consolidate Verestar’s financial results. (See note 11.)

Kline—In June 2003, the Company committed to a plan to sell Kline Iron & Steel Co., Inc. (Kline). During 2004, the Company sold substantially all the assets of Kline for approximately $4.0 million in cash and up to an additional $2.0 million in cash payable in 2006 based on future revenues generated by Kline. Kline was previously included in the Company’s network development services segment.

The following table presents summary operating results of the Company’s discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003(1)	2004	2003(1)
Revenue		$45,761	$3,857	$159,174

Loss from discontinued operations		(2,219)	(1,014)	(13,609)
Income tax benefit on loss from discontinued operations		455	355	1,642
Net income (loss) on disposal of discontinued operations, net of tax (provision) benefit of $(700), $744, $(582) and $3,762 respectively	$1,300	(13,400)	1,081	(42,098)

Income (loss) from discontinued operations, net	$1,300	$(15,164)	$422	$(54,065)

(1)	In addition to the businesses described above, loss from discontinued operations, net for the periods ended September 30, 2003 includes the results of operations of the following: Flash Technologies, sold in January 2003; Maritime Telecommunications Network, sold in February 2003; an office building in Schaumburg, Illinois, sold in March 2003; an office building in Westwood, Massachusetts, sold in May 2003; and Galaxy Engineering, sold in August 2003. Loss from discontinued operations, net for the nine months ended September 30, 2003 primarily includes estimated net losses on the disposal of Verestar, Kline, Galaxy and a net loss on the disposal of an office building in Westwood, Massachusetts.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

As of September 30, 2004 and December 31, 2003, the Company held for sale the following assets and liabilities (in thousands):

	September 30, 2004	December 31, 2003
Accounts receivable, net		$2,982
Prepaid and other current assets		1,554
Property and equipment, net	$3,389	5,532
Other long-term assets		51

Assets held for sale	$3,389	$10,119

Accounts payable, accrued expenses and other current liabilities	$—	$8,416

Liabilities held for sale	$—	$8,416

6.	Goodwill and Other Intangible Assets

The Company’s net carrying amount of goodwill as of September 30, 2004 and December 31, 2003 was approximately $592.7 million, all of which related to its rental and management segment.

The following table presents summary information about the Company’s acquired intangible assets subject to amortization (in thousands):

	September 30, 2004	December 31, 2003
Acquired customer base and network location intangibles	$1,351,682	$1,299,708
Deferred financing costs	95,266	111,484
Acquired licenses and other intangibles	43,326	43,125

Subtotal	1,490,274	1,454,317
Less accumulated amortization	(496,890)	(434,456)

Other intangible assets, net	$993,384	$1,019,861

The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization of intangible assets for the three and nine months ended September 30, 2004 was approximately $24.8 million and $73.5 million, respectively (excluding amortization of deferred financing costs, which is included in interest expense). The Company expects to record estimated amortization expense of $97.9 million for the year ended December 31, 2004, and $96.6 million, $94.7 million, $90.8 million, $89.3 million and $87.6 million, respectively, for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

7.	Financing Transactions

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

The 3.00% Notes mature on August 15, 2012 and interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2005. The Company may redeem the 3.00% notes after

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

August 20, 2009 at an initial redemption price of 101.125% of the principal amount, subject to a ratable decline after August 15 of the following year to 100% of the principal amount in 2012. The 3.00% Notes rank equally with the Company’s other convertible notes, the 7.50% senior notes due 2012 (7.50% Notes) and the 9 3/8% Notes and are structurally and effectively junior to indebtedness outstanding under the credit facility, the 12.25% senior subordinated discount notes due 2008 issued by American Towers, Inc. (ATI), a wholly owned subsidiary of the Company (ATI 12.25% Notes), and the 7.25% senior subordinated notes due 2011 issued by ATI (ATI 7.25% Notes). The 3.00% Notes also rank equally with the Company’s 7.125% senior notes due 2012 (7.125% Notes), issued in October 2004. (See note 14.)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

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

The 7.50% Notes mature on May 1, 2012 and interest is payable semiannually in arrears on May 1 and November 1 beginning May 1, 2004. The Company may redeem the 7.50% Notes after May 1, 2008. The initial redemption price on the 7.50% Notes is 103.750% of the principal amount, subject to a ratable decline after May 1 of the following year to 100% of the principal amount in 2010 and thereafter. The 7.50% Notes rank equally with the Company’s convertible notes and the 9 3/8% Notes and are structurally and effectively junior to indebtedness outstanding under the credit facility, the ATI 12.25% Notes, and the ATI 7.25% Notes. The 7.50% Notes also rank equally with the Company’s 7.125% Notes, issued in October 2004. (See note 14.) The indenture for the 7.50% Notes contains certain covenants that restrict the Company’s ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions.

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

9 3/8% Senior Notes Redemption—In September 2004, the Company redeemed $337.0 million principal amount of its 9 3/8% Notes pursuant to the terms of the indenture at a purchase price equal to 107.07% of the principal amount, plus accrued interest. The Company used the $335.9 million in net proceeds from the 3.00% Notes offering and $29.2 million in cash on hand to pay the aggregate redemption price of $365.1 million, including $4.3 million in accrued interest. As a result of the redemption, the Company recorded a charge of $30.2 million. Such charge is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2004. In November 2004, the Company redeemed an additional $276.0 million principal amount of its 9 3/8% Notes. (See note 14.)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

8.	Restructuring

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

During the nine months ended September 30, 2004, the Company reduced its lease terminations and other facility closing costs liability by $95,000. The Company expects to pay the balance of the employee separation liabilities during the remainder of 2004 or first quarter of 2005. Additionally, the Company continues to negotiate certain lease terminations associated with its restructuring liability. Such liability is reflected in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

The accounting policies applied in compiling segment information below are similar to those described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. In evaluating financial performance, management focuses on operating profit (loss), excluding depreciation, amortization and accretion; corporate general, administrative and development expense; and impairments, net loss on sale of long-lived assets and restructuring expense. This measure of operating profit (loss) is also before interest income, interest expense, (loss) gain on retirement of long-term obligations, other expense, minority interest in net earnings of subsidiaries, loss on equity method investments, income taxes and discontinued operations. For reporting purposes, the RM segment includes interest income, TV Azteca, net.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments as of and for the three and nine months ended September 30, 2004 and 2003 is shown in the following table. The Other column below represents amounts excluded from specific segments, such as depreciation, amortization and accretion; corporate general, administrative and development expense; impairments, net loss on sale of long-lived assets and restructuring expense; interest income; interest expense; (loss) gain on retirement of long-term obligations; and other expense. In addition, the Other column also includes corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts that have not been allocated to specific segments, as well as assets held for sale.

Three months ended September 30, (in thousands)	RM	Services	Other	Total
2004
Revenues	$174,946	$24,242		$199,188
Operating profit (loss)	118,692	1,026	$(211,672)	(91,954)
Assets	4,111,062	63,527	846,621	5,021,210
2003
Revenues	$158,193	$28,681		$186,874
Operating profit (loss)	101,650	2,407	$(162,160)	(58,103)
Assets	4,420,895	101,365	1,028,700	5,550,960

Nine months ended September 30, (in thousands)
2004
Revenues	$507,109	$71,230		$578,339
Operating profit (loss)	340,851	3,017	$(578,050)	(234,182)
Assets	4,111,062	63,527	846,621	5,021,210
2003
Revenues	$456,571	$67,052		$523,623
Operating profit (loss)	290,697	4,566	$(546,413)	(251,150)
Assets	4,420,895	101,365	1,028,700	5,550,960

10.	Acquisitions

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

11.	Commitments and Contingencies

Verestar—As discussed in note 5, Verestar filed for protection under Chapter 11 of the federal bankruptcy laws on December 22, 2003. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against the Company for breaches by Verestar of those contracts as to which the Company is primarily or secondarily liable as a guarantor. The Company accrued its estimate of costs to settle these obligations as of December 31, 2003 and adjusted such estimate to reflect actual payments made during the nine months ended September 30, 2004. In addition, Verestar’s bankruptcy estate may bring certain claims against the Company or seek to hold the Company liable for certain transfers made by Verestar to the Company and/or for Verestar’s obligations to creditors under various equitable theories recognized under bankruptcy law. The Official Committee of Unsecured Creditors appointed in the Verestar bankruptcy proceeding (the Committee) has requested, and the Company has agreed to produce, certain documents in connection with a subpoena for Rule 2004 Examination (as defined under federal bankruptcy laws) issued by the Committee. The Bankruptcy Court also entered an order approving a stipulation between Verestar and the Committee that permits the Committee to file claims against the Company and/or its affiliates on behalf of Verestar. The Committee has not filed any claims against the Company or its affiliates. In the opinion of management, the resolution of any claims that may be made against the Company by Verestar’s bankruptcy estate will not have a material impact on the Company’s consolidated financial position, results of operations or liquidity. Finally, the Company will incur additional costs in connection with its involvement in the reorganization or liquidation of Verestar’s business.

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

12.	ATC International Transactions

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

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

As of September 30, 2004, the Company owned a 96.8% interest in ATC Mexico. The remaining 3.2% minority interest in ATC Mexico was held by ATC Mexico employees and an executive officer of the Company. In the first quarter of 2004, 318 options held by ATC Mexico employees and an executive officer of the Company under the ATC Mexico Stock Option Plan were exercised. In connection with the issuance of these shares, the Company adopted the provisions of SEC SAB No. 51 and recorded a $1.8 million reduction to stockholders’ equity in the accompanying condensed consolidated balance sheet. Such adjustment reflected the difference in the Company’s carrying value of the interest in ATC Mexico’s equity that was sold over the proceeds received for that interest. (See note 1.) The employees holding these shares had the right to require the Company to purchase their interests in ATC Mexico six months following their issuance at the then fair market value, which date occurred in the fourth quarter of 2004. The employees exercised this put right in October 2004. (See note 14.) As of September 30, 2004, William H. Hess (Mr. Hess), an executive officer of the Company, owned a 1.4% interest in ATC Mexico as a result of his exercise of options granted to him under the ATC Mexico Stock Option Plan. Mr. Hess exercised his put right with respect to such shares in October 2004, and as of such exercise, no longer owned an interest in ATC Mexico. (See note 14.)

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

As part of Mr. Gearon’s investment, ATC South America’s Board of Directors also approved the formation of the ATC South America Stock Option Plan that provides for the issuance of options to officers, employees, directors and consultants of ATC South America, including Mr. Gearon, to purchase up to an aggregate approximate 10.3% interest in ATC South America. During the nine months ended September 30, 2004, ATC South America granted 6,024 options to purchase shares of ATC South America common stock to officers and employees, including Messrs. Gearon and Hess, who received options to purchase shares representing an approximate 6.7% and 1.6% interest, respectively. The exercise price is $1,349 per share, which was the fair market value per share on the date of grant as determined by the board of directors with the assistance of an independent appraisal performed at the Company’s request. Options granted vest upon the earlier to occur of: the exercise by or on behalf of Mr. Gearon of his right to require the Company to purchase his interest in ATC South America; the exercise by the Company of its right to acquire Mr. Gearon’s interest in ATC South America; or July 1, 2006. These options expire ten years from the date of grant. The employees holding these options may

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

also require the Company to purchase their interests in ATC South America six months following the exercise of their options at the then fair market value.

13.	Common Stock Conversions

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

14.	Subsequent Events

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

9 3/8% Senior Notes Redemption—In November 2004, the Company redeemed $276.0 million principal amount of its 9 3/8% Notes pursuant to the terms of the indenture at a purchase price equal to 106.23% of the principal amount, plus accrued interest. The Company used the $292.8 million in net proceeds from the 7.125% Notes offering and $7.1 million in cash on hand to pay the aggregate redemption price of $299.9 million, including $6.7 million in accrued interest. As a result, the Company expects to record a pre-tax loss on retirement of long-term obligations in the fourth quarter of 2004 of approximately $21.9 million related to cash paid in excess of carrying value and the write-off of related deferred financing fees.

Other Debt Repurchases—From October 1, 2004 to November 5, 2004, the Company repurchased in privately negotiated transactions an aggregate of $72.6 million face amount of its ATI 12.25% Notes ($43.0

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

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

Exercise of ATC Mexico Put Rights—In October 2004, certain employees, including Mr. Hess, exercised their previously disclosed put rights to require the Company to purchase their collective 3.2% interest in ATC Mexico. (See note 12.) In consideration for their interests in ATC Mexico, the Company issued to these stockholders an aggregate of 1,155,678 shares of Class A common stock, representing 80% of the aggregate purchase price for their collective interests. The 1,155,678 shares issued to these stockholders had an aggregate market value on the date of issuance of $18.5 million. Payment of the remaining 20% of the purchase price is contingent upon ATC Mexico satisfying certain performance criteria and will be paid by the issuance of 218,566 shares of Class A common stock, if at all, in January 2005. The Company owns 100% of ATC Mexico as a result of these repurchases.

15.	Subsidiary Guarantees

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2004

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$69,276	$33,215	$578	$23,764		$126,833
Accounts receivable, net		35,149	446	6,109		41,704
Prepaid & other current assets	10,349	36,207	5,206	7,319		59,081
Deferred income taxes	14,122					14,122
Assets held for sale			3,389			3,389

Total current assets	93,747	104,571	9,619	37,192		245,129

PROPERTY AND EQUIPMENT, NET		2,025,424	18,910	280,009		2,324,343
INTANGIBLE ASSETS, NET	34,702	1,416,373	9,858	125,134		1,586,067
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	2,523,661	25,225	473,245		$(3,022,131)
OTHER LONG-TERM ASSETS	570,999	170,100	25	124,547		865,671

TOTAL	$3,223,109	$3,741,693	$511,657	$566,882	$(3,022,131)	$5,021,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$24,851	$89,271	$4,160	$17,713		$135,995
Current portion of long-term obligations	46	6,217		459		6,722
Other current liabilities		32,791	368	(5)		33,154

Total current liabilities	24,897	128,279	4,528	18,167		175,871

LONG-TERM OBLIGATIONS	1,691,080	1,485,755	2	34,798		3,211,635
OTHER LONG-TERM LIABILITIES	711	111,027	98	3,584		115,420

Total liabilities	1,716,688	1,725,061	4,628	56,549		3,502,926

MINORITY INTEREST IN SUBSIDIARIES				11,863		11,863

STOCKHOLDERS’ EQUITY
Common Stock	2,267					2,267
Additional paid-in capital	3,973,893	3,318,518	454,614	939,534	$(4,712,666)	3,973,893
Accumulated (deficit) earnings	(2,465,373)	(1,301,886)	52,415	(441,064)	1,690,535	(2,465,373)
Treasury stock	(4,366)					(4,366)

Total stockholders’ equity	1,506,421	2,016,632	507,029	498,470	(3,022,131)	1,506,421

TOTAL	$3,223,109	$3,741,693	$511,657	$566,882	$(3,022,131)	$5,021,210

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Operating revenues		$161,724	$4,390	$33,074		$199,188
Operating expenses		153,141	4,045	23,926		181,112

Operating income from continuing operations		8,583	345	9,148		18,076
Other income (expense):
Interest income, TV Azteca, net				3,584		3,584
Interest income	$838	162		166		1,166
Interest expense	(34,175)	(31,210)	(1)	(267)		(65,653)
Other (expense) income	(32,060)	(17,594)	(4)	531		(49,127)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(14,247)	421	12,974		$852

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(79,644)	(39,638)	13,314	13,162	852	(91,954)
Income tax benefit (provision)	18,222	12,781	(93)	504		31,414
Minority interest in net earnings of subsidiaries				(271)		(271)
Loss on equity method investments		(611)				(611)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(61,422)	(27,468)	13,221	13,395	852	(61,422)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION	1,300					1,300

NET (LOSS) INCOME	$(60,122)	$(27,468)	$13,221	$13,395	$852	$(60,122)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Operating revenues		$475,376	$9,146	$93,817		$578,339
Operating expenses		456,234	8,447	69,721		534,402

Operating income from continuing operations		19,142	699	24,096		43,937
Other income (expense):
Interest income, TV Azteca, net				10,776		10,776
Interest income	$1,396	1,459		547		3,402
Interest expense	(104,550)	(97,247)	(3)	(1,070)		(202,870)
Other expense	(40,501)	(48,614)	(6)	(306)		(89,427)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(65,767)	1,341	28,202		$36,224

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(209,422)	(123,919)	28,892	34,043	36,224	(234,182)
Income tax benefit (provision)	34,565	32,155	(166)	(2,316)		64,238
Minority interest in net earnings of subsidiaries				(2,184)		(2,184)
Loss on equity method investments		(1,851)				(1,851)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(174,857)	(93,615)	28,726	29,543	36,224	(173,979)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	1,300	(121)	(757)			422

NET (LOSS) INCOME	$(173,557)	$(93,736)	$27,969	$29,543	$36,224	$(173,557)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(134,895)	$212,873	$(297)	$71,482	$149,163

CASH FLOWS (USED FOR) PROVIDED BY INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(18,586)	(1,171)	(8,855)	(28,612)
Payments for acquisitions		(4,794)		(26,996)	(31,790)
Proceeds from sale of businesses and other long-term assets		15,655	3,683	4,161	23,499
Deposits, investments and other		813	25	(513)	325

Cash (used for) provided by investing activities		(6,912)	2,537	(32,203)	(36,578)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of debt securities	570,000				570,000
Borrowings under credit facilities		700,000			700,000
Repayment of notes payable, credit facilities and capital leases	(680,054)	(843,274)		(507)	(1,523,835)
Deferred financing costs, restricted cash and other	116,718	45,900			162,618
Investment in and advances from (to) subsidiaries	183,590	(137,181)	(2,498)	(43,911)

Cash provided by (used for) financing activities	190,254	(234,555)	(2,498)	(44,418)	(91,217)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,359	(28,594)	(258)	(5,139)	21,368
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,917	61,809	836	28,903	105,465

CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,276	$33,215	$578	$23,764	$126,833

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Operating revenues		$160,678	$1,073	$25,123		$186,874
Operating expenses		161,641	790	20,667		183,098

Operating (loss) income from continuing operations		(963)	283	4,456		3,776
Other income (expense):
Interest income, TV Azteca, net				3,523		3,523
Interest income		1,150		27		1,177
Interest expense	$(36,375)	(32,225)	(2)	(304)		(68,906)
Other income (expense)	4,709	(1,440)		(942)		2,327
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(34,795)	341	4,210		$30,244

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(66,461)	(33,137)	4,491	6,760	30,244	(58,103)
Income tax benefit (provision)	8,170	9,631	(74)	(1,323)		16,404
Minority interest in net earnings of subsidiaries				(907)		(907)
Loss on equity method investments		(521)				(521)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(58,291)	(24,027)	4,417	4,530	30,244	(43,127)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(2,759)	(286)	(12,119)		(15,164)

NET (LOSS) INCOME	$(58,291)	$(26,786)	$4,131	$(7,589)	$30,244	$(58,291)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
Operating revenues		$453,494	$3,068	$67,061		$523,623
Operating expenses		468,674	2,353	58,199		529,226

Operating (loss) income from continuing operations		(15,180)	715	8,862		(5,603)
Other income (expense):
Interest income, TV Azteca, net				10,553		10,553
Interest income		3,887		146		4,033
Interest expense	$(110,214)	(100,444)	(2)	(1,189)		(211,849)
Other expense	(33,773)	(13,174)		(1,337)		(48,284)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(142,043)	(2,585)	10,137		$134,491

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(286,030)	(127,496)	10,850	17,035	134,491	(251,150)
Income tax benefit (provision)	27,595	34,729	(186)	(3,248)		58,890
Minority interest in net earnings of subsidiaries				(2,270)		(2,270)
Loss on equity method investments	(9,994)	(9,840)				(19,834)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(268,429)	(102,607)	10,664	11,517	134,491	(214,364)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(4,496)	(13,076)	(36,493)		(54,065)

NET (LOSS) INCOME	$(268,429)	$(107,103)	$(2,412)	$(24,976)	$134,491	$(268,429)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–Unaudited–(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Totals
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(126,621)	$159,278	$1,173	$46,195	$80,025

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(33,544)	(254)	(12,136)	(45,934)
Payments for acquisitions			(129)	(75,861)	(75,990)
Proceeds from sale of businesses and other long-term assets		53,564		20,732	74,296
Deposits, investments and other		(7,649)	50	(2,449)	(10,048)

Cash provided by (used for) investing activities		12,371	(333)	(69,714)	(57,676)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of debt securities and notes payable	210,000	419,884		2,500	632,384
Net proceeds from equity offering, stock options and employee stock purchase plan	125,205				125,205
Repayment of long-term obligations	(143,924)	(379,229)		(5,592)	(528,745)
Deferred financing costs, restricted cash and other	(127,797)	(184,557)			(312,354)
Investment in and advances from (to) subsidiaries	63,137	(91,414)	997	27,280

Cash provided by (used for) financing activities	126,621	(235,316)	997	24,188	(83,510)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(63,667)	1,837	669	(61,161)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		107,600	756	18,936	127,292

CASH AND CASH EQUIVALENTS, END OF PERIOD		$43,933	$2,593	$19,605	$66,131

ITEM 2.	MANAGEM ENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our annual report on Form 10-K/A for the year ended December 31, 2003, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment profit (loss) as a means to measure operating performance in these business segments. We define segment operating profit (loss) as segment revenues less segment operating expenses excluding depreciation, amortization and accretion; corporate general, administrative and development expense; and impairments, net loss on sale of long-lived assets and restructuring expense. Segment profit (loss) for the rental and management segment also includes interest income, TV Azteca, net (see note 9 to our accompanying condensed consolidated financial statements). In accordance with generally accepted accounting principles, our accompanying condensed consolidated statements of operations for periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been adjusted to reflect certain businesses as discontinued operations (see note 5 to our accompanying condensed consolidated financial statements).

Results of Operations

Three Months Ended September 30, 2004 and 2003 (dollars in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2004	2003
REVENUES:
Rental and management	$174,946	$158,193	$16,753	11%
Network development services	24,242	28,681	(4,439)	(15)

Total revenues	199,188	186,874	12,314	7

OPERATING EXPENSES:
Rental and management	59,838	60,066	(228)	N/A
Network development services	23,216	26,274	(3,058)	(12)
Depreciation, amortization and accretion	82,382	82,619	(237)	N/A
Corporate general, administrative and development expense	6,861	6,493	368	6
Impairments, net loss on sale of long-lived assets and restructuring expense	8,815	7,646	1,169	15

Total operating expenses	181,112	183,098	(1,986)	(1)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $373 and $374, respectively	3,584	3,523	61	2
Interest income	1,166	1,177	(11)	(1)
Interest expense	(65,653)	(68,906)	(3,253)	(5)
(Loss) gain on retirement of long-term obligations	(47,951)	3,255	51,206	(1,573)
Other expense	(1,176)	(928)	248	27
Income tax benefit	31,414	16,404	15,010	92
Minority interest in net earnings of subsidiaries	(271)	(907)	(636)	(70)
Loss on equity method investments	(611)	(521)	90	17
Income (loss) from discontinued operations, net	1,300	(15,164)	(16,464)	(109)

Net loss	$(60,122)	$(58,291)	$1,831	3%

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

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2004 were $181.1 million, a decrease of $2.0 million from the three months ended September 30, 2003. The principal components of the decrease were attributable to decreases in expenses within our network development services segment of $3.1 million and minor reductions in rental and management expense and depreciation, amortization and accretion, offset by minor increases in corporate general, administrative and development expense and impairments, net loss on sale of long-lived assets and restructuring expense.

Rental and Management Expense/Segment Profit

Rental and management expense for the three months ended September 30, 2004 was $59.8 million, a decrease of $0.2 million from the three months ended September 30, 2003. This decrease resulted primarily from a reduction in expenses related to our existing towers resulting from overhead efficiencies and by a reduction in expenses on the approximately 330 owned towers sold or disposed of subsequent to July 1, 2003. The decrease was partially offset by an increase in tower expenses related to approximately 570 towers we have acquired/constructed since July 1, 2003.

Rental and management segment profit for the three months ended September 30, 2004 was $118.7 million, an increase of $17.0 million from the three months ended September 30, 2003. The increase resulted primarily from incremental revenues and operating profit from adding additional tenants to existing towers and newly acquired and/or constructed towers, and approximately $2.0 million of net non-recurring positive items, partially offset by towers sold, as discussed above.

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

Income Tax Benefit

The income tax benefit for the three months ended September 30, 2004 was $31.4 million, an increase of $15.0 million from the three months ended September 30, 2003. The effective tax rate was 34.2% for the three months ended September 30, 2004, as compared to 28.2% for the three months ended September 30, 2003. The primary reason for the increase in the effective rate is a result of a revision in the third quarter of 2004 to reflect an increase in our estimated annual net loss for 2004, coupled with a change in taxable income in 2004 related to our foreign subsidiaries. The effective tax rate on loss from continuing operations for the three months ended September 30, 2004 and 2003 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses, foreign items and non-deductible losses on the retirement of debt.

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

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At September 30, 2004, we have provided a valuation allowance of approximately $175.2 million primarily related to net state deferred tax assets, capital loss carryforwards and the lost tax benefit and costs associated with the tax refund claims described above (recorded in 2002). We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims and our federal net operating loss carryforwards, as we believe that we will be successful with our tax refund claims and will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

We intend to recover a portion of our deferred tax asset through our tax refund claims discussed above. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, we believe that our net deferred tax asset will be realized. The realization of our deferred tax assets as of September 30, 2004 will be dependent upon our ability to generate approximately $1.3 billion in taxable income from October 1, 2004 to December 31, 2024. If we are unable to generate sufficient taxable income in the future, or carry back losses, as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Depending on the resolution of the Verestar bankruptcy proceedings described in notes 5 and 11 to our accompanying condensed consolidated financial statements, we may be entitled to a worthless stock or bad debt deduction for our investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

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

Nine Months Ended September 30, 2004 and 2003 (dollars in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2004	2003
REVENUES:
Rental and management	$507,109	$456,571	$50,538	11%
Network development services	71,230	67,052	4,178	6

Total revenues	578,339	523,623	54,716	10

OPERATING EXPENSES:
Rental and management	177,034	176,427	607	N/A
Network development services	68,213	62,486	5,727	9
Depreciation, amortization and accretion	250,662	250,863	(201)	N/A
Corporate general, administrative and development expense	20,391	20,106	285	1
Impairments, net loss on sale of long-lived assets and restructuring expense	18,102	19,344	(1,242)	(6)

Total operating expenses	534,402	529,226	5,176	1

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $1,124 and $1,121, respectively	10,776	10,553	223	2
Interest income	3,402	4,033	(631)	(16)
Interest expense	(202,870)	(211,849)	(8,979)	(4)
Loss on retirement of long-term obligations	(87,392)	(41,068)	46,324	113
Other expense	(2,035)	(7,216)	(5,181)	(72)
Income tax benefit	64,238	58,890	5,348	9
Minority interest in net earnings of subsidiaries	(2,184)	(2,270)	(86)	(4)
Loss on equity method investments	(1,851)	(19,834)	(17,983)	(91)
Income (loss) from discontinued operations, net	422	(54,065)	(54,487)	(101)

Net loss	$(173,557)	$(268,429)	$(94,872)	(35)%

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

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2004 were $534.4 million, an increase of $5.2 million from the nine months ended September 30, 2003. The increase was primarily due to increases in expenses within our network development services segment of $5.7 million and within our rental and management segment of $0.6 million, coupled with a minor increase in corporate general, administrative and development expense. These increases were partially offset by a decrease in impairments, net loss on sale of long-lived assets and restructuring expense and depreciation, amortization and accretion.

Rental and Management Expense/Segment Profit

Rental and management expense for the nine months ended September 30, 2004 was $177.0 million, an increase of $0.6 million from the nine months ended September 30, 2003. The increase resulted primarily from an increase in tower expenses related to the approximately 840 towers we have acquired/constructed since January 1, 2003. This increase was partially offset by a reduction in expenses related to our existing towers resulting from overhead efficiencies and by a reduction in expenses on the approximately 400 owned towers sold or disposed of subsequent to January 1, 2003.

Rental and management segment profit for the nine months ended September 30, 2004 was $340.9 million, an increase of $50.2 million from the nine months ended September 30, 2003. The increase resulted primarily from incremental revenues and operating profit from adding additional tenants to existing towers and newly acquired and/or constructed towers, partially offset by an increase in tower expenses, as discussed above.

Network Development Services Expense

Network development services expense for the nine months ended September 30, 2004 was $68.2 million, an increase of $5.7 million from the nine months ended September 30, 2003. The majority of the increase correlates directly to the revenue increase noted above.

Impairments, Net Loss on Sale of Long-lived Assets and Restructuring Expense

Impairments, net loss on sale of long-lived assets and restructuring expense for the nine months ended September 30, 2004 was $18.1 million, a decrease of $1.2 million from the nine months ended September 30, 2003. The majority of the decrease resulted from decreased losses on sales of long-lived tower and other non-core assets, partially offset by an impairment charge of $2.3 million associated with the pending sale of the tower construction services unit.

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

Other Expense

Other expense for the nine months ended September 30, 2004 was $2.0 million, a decrease of $5.2 million from the nine months ended September 30, 2003. The decrease resulted primarily from fees and expenses incurred in 2003 in connection with a financing transaction that we did not consummate. We incurred no such charges during the nine months ended September 30, 2004.

Income Tax Benefit

The income tax benefit for the nine months ended September 30, 2004 was $64.2 million, an increase of $5.3 million from the nine months ended September 30, 2003. The effective tax rate was 27.4% for the nine months ended September 30, 2004, as compared to 23.4% for the nine months ended September 30, 2003. The primary reason for the increase in the effective rate in 2004 is a decrease in capital losses and non-deductible losses on the retirement of debt as compared to 2003. The effective tax rate on loss from continuing operations for the nine months ended September 30, 2004 and 2003 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses, foreign items and non-deductible losses on the retirement of debt.

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

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At September 30, 2004, we have provided a valuation allowance of approximately $175.2 million primarily related to net state deferred tax assets, capital loss carryforwards and the lost tax benefit and costs associated with the tax refund claims (recorded in 2002). We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims and our federal net operating loss carryforwards, as we believe that we will be successful with our tax refund claims and will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

We intend to recover a portion of our deferred tax asset through our tax refund claims discussed above. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, we believe that our net deferred tax asset will be realized. The realization of our deferred tax assets as of September 30, 2004 will be dependent upon our ability to generate approximately $1.3 billion in taxable income from October 1, 2004 to December 31, 2024. If we are unable to generate sufficient taxable income in the future, or carry back losses, as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Depending on the resolution of the Verestar bankruptcy proceedings described in notes 5 and 11 to our accompanying condensed consolidated financial statements, we may be entitled to a worthless stock or bad debt deduction for our investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

Loss on Equity Method Investments

Loss on equity method investments for the nine months ended September 30, 2004 was $1.9 million, a decrease of $18.0 million from the nine months ended September 30, 2003. The decrease is primarily related to a decrease in impairment charges on our equity investments.

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

Liquidity and Capital Resources

The information in this section updates, as of September 30, 2004, certain portions of the “Liquidity and Capital Resources” section of our annual report on Form 10-K/A for the year ended December 31, 2003 and should be read in conjunction with that report.

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

Contractual Obligations. Our contractual obligations relate primarily to borrowings under our credit facility and our outstanding notes. We included a table of our contractual obligations in our annual report on Form 10-K/A for the year ended December 31, 2003, which we updated in our quarterly report on Form 10-Q/A for the quarter ended June 30, 2004. Since June 30, 2004, we refinanced and repurchased a portion of our outstanding debt, as discussed below under “Financing Activities.”

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

New Credit Facility. In May 2004, we refinanced our previous credit facility with a new $1.1 billion senior secured credit facility. At closing, we received $685.5 million of net proceeds from the borrowings under the new facility, after deducting related expenses and fees, approximately $670.0 million of which we used to repay principal and interest under the previous credit facility. We used the remaining net proceeds of $15.5 million for general corporate purposes, including the repurchase of other outstanding debt securities. A description of the credit facility can be found in the “Liquidity and Capital Resources” section of our quarterly report on Form 10-Q/A for the quarter ended June 30, 2004 and in note 7 to our accompanying condensed consolidated financial statements.

Notes Offerings

•	7.50% Senior Notes Offering. In February 2004, we sold $225.0 million principal amount of our 7.50% senior notes due 2012 through an institutional private placement. The net proceeds of the offering were approximately $221.7 million, after deducting the commissions payable to the initial purchasers and other expenses related to the offering. The net proceeds were used to redeem all of our outstanding 6.25% convertible notes and to repurchase a portion of our outstanding 5.0% convertible notes, discussed below. A description of our 7.50% senior notes can be found in the “Liquidity and Capital Resources” section of our quarterly report on Form 10-Q/A for the quarter ended June 30, 2004 and in note 6 to our accompanying condensed consolidated financial statements.

•	3.00% Convertible Notes Offering. In August 2004, we sold $345.0 million principal amount of 3.00% convertible notes due August 15, 2012 through an institutional private placement. The net proceeds of the offering were approximately $335.9 million, after deducting the commissions payable to the initial purchaser and other expenses related to the offering, and were used to redeem a portion of our 9 3/8% senior notes, discussed below.

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

In our annual report on Form 10-K/A for the year ended December 31, 2003, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to income taxes, impairment of assets, allowances for accounts receivable, investment impairment charges and revenue recognition. We have reviewed our policies and determined that these remain our most critical accounting policies for the quarter ended September 30, 2004. We did not make any changes to these policies during the quarter.

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

The following table presents Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the notes (in thousands):

	9 3/8% Notes	ATI 12.25% Notes, ATI 7.25% Notes and 7.50% Notes
Tower Cash Flow, for the three months ended September 30, 2004	$118,692	$117,113

Consolidated Cash Flow, for the twelve months ended September 30, 2004	$427,676	$421,541
Less: Tower Cash Flow, for the twelve months ended September 30, 2004	(447,393)	(441,269)
Plus: four times Tower Cash Flow, for the three months ended September 30, 2004	474,768	468,452

Adjusted Consolidated Cash Flow, for the twelve months ended September 30, 2004	$455,051	$448,724

Non-Tower Cash Flow, for the twelve months ended September 30, 2004	$(21,728)	$(21,739)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In February 2005, subsequent to the period covered by this report, our management determined that our previously issued financial statements should be restated to correct our accounting practices for ground leases underlying our tower sites. We undertook a review of our lease accounting practices as a result of changes in lease accounting announced by other public companies in January and February of 2005 and guidance provided by the Securities and Exchange Commission in its February 7, 2005 letter to the accounting industry. As a result of this review, our management determined that we should change the periods used to calculate depreciation and amortization expense and straight-line rent expense relating to certain of our tower assets and underlying ground leases. Accordingly, we restated our condensed consolidated financial statements as of September 30, 2004 and for each of the three and nine month periods ended September 30, 2004 and 2003, included in this Form 10-Q/A. The restatement is further discussed in the “Explanatory Note” in the forepart of this Form 10-Q/A and in note 2 to our condensed consolidated financial statements included herein.

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report in connection with the filing of our Form 10-Q in November 2004. Based on that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

In connection with the restatement and the filing of this Form 10-Q/A, our management, with the participation of our principal executive officer and principal financial officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004, the end of the period covered by this Form 10-Q/A. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, as of the end of the period covered by this Form 10-Q/A, in ensuring that material information relating to American Tower Corporation, required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods. The evaluation did not reveal any fraud, intentional misconduct or concealment on the part of our personnel. We have remediated the ineffectiveness of our disclosure controls and procedures by conducting a review of our lease accounting practices and correcting our accounting practices for depreciation and amortization expense and straight-line rent expense relating to certain of our tower assets and underlying ground leases.

(b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q/A, which Exhibit Index is incorporated by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: March 29, 2005	By:	/s/ BRADLEY E. SINGER
Bradley E. Singer
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10*	Asset Purchase Agreement dated as of October 18, 2004 between ATC Tower Services, Inc., and Andrew Corporation.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

*	Previously filed.