Form 10-K
period 2004-12-31
AMERICAN TOWER CORP /MA/
filed 2005-03-30
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $3,349,427,403, based on the closing price of the registrant’s Class A Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.

As of March 18, 2005, there were 230,604,932 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2004

i

AMERICAN TOWER CORPORATION

TABLE OF CONTENTS—(Continued)

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2004

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future prospects of growth in the wireless communications and broadcast infrastructure markets, the level of future expenditures by companies in those markets and other trends in those markets, our planned dispositions of non-core assets, our ability to maintain or increase our market share, our future operating results, our future capital expenditure levels, and our plans to fund our future liquidity needs. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this annual report generally.

You should keep in mind that any forward-looking statement made by us in this annual report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Business—Factors That May Affect Future Results.” We have no duty to, and do not intend to, update or revise the forward-looking statements made by us in this annual report after the date of this annual report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the future events or circumstances described in any forward-looking statement made by us in this annual report or elsewhere might not occur.

ii

PART I

ITEM 1.    BUSINESS

Overview

We are a leading wireless and broadcast communications infrastructure company with a portfolio of approximately 15,000 towers. Our primary business is leasing antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies. We own and operate towers throughout the United States and Mexico, as well as in selected markets in Brazil. We operate the largest independent portfolio of wireless communications and broadcast towers in the United States and Mexico, based on number of towers and revenue.

Our tower portfolio provides us with a recurring base of leasing revenues from our existing customers and growth potential due to the capacity to add more tenants and equipment to these towers. Our broad network of towers enables us to address the needs of wireless service providers on a national basis. With the sale of our tower construction services unit in November 2004, we substantially completed our strategic transition to a focused tower leasing business and now offer only limited services that directly support our rental and management operations and the addition of new tenants on our towers. We intend to capitalize on the continuing increase in the use of wireless communication services by actively marketing space available for leasing on our existing towers and selectively developing or acquiring new towers that meet our return on investment criteria.

Our core leasing business, which we also refer to as our rental and management segment, accounted for approximately 99.3% and 99.2% of our segment operating profit for the years ended December 31, 2004 and 2003, respectively. In 2005, we expect that our rental and management segment will continue to contribute approximately 99% of our segment operating profit, which we define as segment revenue less direct segment expense (rental and management segment operating profit includes interest income, TV Azteca, net).

An element of our strategy is to continue focusing our operations on our rental and management segment by divesting non-core assets, using the proceeds to purchase high quality tower assets, and reducing outstanding indebtedness. Between January 1, 2003 and December 31, 2004, we completed approximately $142.7 million of non-core asset sales and have used or will use the net proceeds to acquire new tower assets and to repay outstanding indebtedness. These sales include the disposition of certain non-core services businesses, including Flash Technologies (“Flash”), Galaxy Engineering (“Galaxy”), Kline Iron & Steel (“Kline”) and our tower construction services unit.

We believe that our strategy of focusing operations on our rental and management segment has made our consolidated operating cash flows more stable, will provide us with continuing growth and will enhance our returns on invested capital because of the following characteristics of our core leasing business:

•	Long-term tenant leases with contractual escalators. In general, a lease with a wireless carrier has an initial term of five-to-ten years with multiple five-year renewal terms thereafter, and lease payments typically increase 3% to 5% per year.

•	Tower operating expenses are largely fixed. Incremental operating costs associated with adding wireless tenants to a tower are minimal.

•	Low maintenance capital expenditures. On average, a wireless tower requires low annual capital investments to maintain.

•	High lease renewal rates. Wireless carriers tend to renew leases because repositioning a site in a carrier’s network is expensive and may adversely affect network quality, and because suitable alternative sites may not exist or be available.

Strategy

Our strategy is to capitalize on the continuing growth in the use of wireless communication services and the infrastructure requirements necessary to deploy current and future generations of wireless communication technologies. Between December 2001 and December 2004, the number of wireless service subscribers in the United States increased from 128.4 million to 180.5 million, representing an increase of approximately 41% and market penetration of approximately 61%. From December 2001 through December 2004, the number of cell sites (i.e., the number of antennae and related equipment in commercial operation, not the number of towers on which that equipment is located) increased approximately 38% from approximately 127,500 cell cites to approximately 175,700. In Mexico, the number of wireless service subscribers increased from approximately 21.8 million in December 2001, to approximately 38.5 million in December 2004, representing an increase of approximately 77% and market penetration of approximately 36%. In Brazil, the number of wireless service subscribers increased from approximately 28.7 million in December 2001, to approximately 65.6 million in December 2004, representing an increase of approximately 129% and market penetration of approximately 36%.

We believe the continuing growth in the number of wireless subscribers and the minutes of use per subscriber will require wireless carriers to add cell sites to maintain the performance of their networks in the areas they currently cover and to extend service to areas where coverage does not yet exist. As wireless carriers continue to add subscribers and seek to limit churn, we also anticipate they will focus on network quality as a competitive necessity and will invest in upgrades to their networks. In addition, we believe that as wireless data services, such as email, internet access and video, are deployed on a widespread basis, the deployment of these technologies will require wireless carriers to further increase the cell density of their existing networks, may require an overlay of new technology equipment, and may increase the demand for geographic expansion of their network coverage. To meet this demand, we believe wireless carriers will continue to outsource their tower infrastructure needs as a means of improving existing service coverage, implementing new technology, accelerating access to their markets and preserving capital, rather than constructing and operating their own towers and maintaining their own tower service and development capabilities.

We believe that our existing portfolio of towers, our tower related services offerings and our management team position us to benefit from these trends and to play an increasing role in addressing the needs of wireless service providers and broadcasters. The key elements of our strategy include:

•	Maximize Use of Our Tower Capacity. We believe that our highest returns will be achieved by leasing additional space on our existing towers. Annual rental and management revenue and segment operating profit grew by approximately 10% and 16%, respectively, during 2004. We anticipate that our revenues and segment operating profit will continue to grow because many of our towers are attractively located for wireless service providers and have capacity available for additional antenna space rental that we can offer to customers at low incremental costs to us. Because the costs of operating a tower are largely fixed, increasing utilization significantly improves operating margins. We will continue to target our sales and marketing activities to increase utilization of, and investment return on, our existing towers.

•	Actively Manage Our Tower Portfolio. We actively manage our portfolio of towers by selling non-core towers and reinvesting a portion of the proceeds in high quality tower assets. In 2004, we sold 52 non-core towers and used a portion of the proceeds from these sales and other funds to acquire 214 towers. Our goal is to enhance operating efficiencies either by acquiring towers with high growth potential or by disposing or exchanging towers in areas where we do not have operating economies of scale. If we are successful in disposing of certain tower assets, we may reinvest a portion of the proceeds in tower assets that are expected to provide a greater return.

•

Employ Selective Criteria for New Tower Construction and Acquisitions. We continue to construct, re-develop and acquire new towers when our initial and long-term return on investment criteria are met. These criteria include securing leases from customers in advance of construction, ensuring reasonable estimated construction costs and obtaining the land on which to build the tower, whether by purchase or ground lease, on reasonable terms.

•	Continue Our Focus on Customer Service and Processes. Because speed to market and reliable network performance are critical components to the success of wireless service providers, our ability to assist customers in meeting their goals will contribute to our success. We intend to continue to focus on customer service by, for example, reducing cycle time for key functions, such as lease processing. Accordingly, we have established a team dedicated to exploring and leveraging customer-driven process improvement capabilities. We believe that this effort should enable us to increase revenue generation through improved speed, accuracy and quality. In addition, sharing operational processes and outcomes establishes another connection point with our customers and provides us valuable input and relationship enhancing opportunities.

•	Build On Our Strong Relationships with Major Wireless Carriers. Our understanding of the network needs of our customers and our ability to convey effectively how we can satisfy those needs are key to our efforts to add new antenna leases, cross-sell our services and identify desirable new tower development projects. We are building on our strong relationships with our customers to gain more familiarity with their evolving network plans so we can identify opportunities where our nationwide portfolio of towers and experienced personnel can be used to satisfy their needs. We believe that we are well positioned to be a preferred partner to major wireless carriers and broadcasters in leasing tower space and new tower development projects because of the location of our towers, our proven operating experience and the national scope of our tower portfolio and services.

•	Participation in Industry Consolidation. We believe there are benefits to consolidation among tower companies. More extensive networks will be better positioned to provide more comprehensive service to customers and to support the infrastructure requirements of future generations of wireless communication technologies. Combining with one or more other tower companies also should result in improvements in cost structure efficiencies, with a corresponding positive impact on operating results. These benefits should, in turn, enhance access to capital and accelerate the de-levering process. Accordingly, we continue to be interested in participating in the consolidation of our industry on terms that are consistent with these perceived benefits and that create long-term value for our stockholders.

Products and Services

We operate in two business segments: rental and management and network development services. For more information about our business segments, as well as financial information about the geographic areas in which we operate, see note 16 to our consolidated financial statements included in this annual report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our primary business is our leasing business, which we refer to as our rental and management segment, and which accounted for approximately 99.3% and 99.2% of our segment operating profit for the years ended December 31, 2004 and 2003, respectively. We also offer tower related services through our network development services segment that are complementary to our rental and management segment. In December 2004, we sold our tower construction services unit, which constituted a significant component of our network development services segment. Since that sale, our remaining network development services segment has continued to provide non-construction services, including site acquisition, zoning, permitting and structural analysis.

Prior to December 2002, we also operated a satellite and fiber network access services segment through our Verestar, Inc., subsidiary (“Verestar”). In December 2002, we committed to a plan to dispose of this business, and in December 2003, Verestar and its affiliates filed for protection under Chapter 11 of the federal bankruptcy laws. Accordingly, we have accounted for Verestar as a discontinued operation through the date of the bankruptcy filing and we ceased to consolidate Verestar’s financial results as of that date. See “—Factors That May Affect Future Results—The bankruptcy proceeding of our Verestar subsidiary exposes us to risks and uncertainties.”

Rental and Management

Leasing of Antenna Sites. Our primary business is leasing antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies. We operate a tower network of approximately 15,000 multi-user sites in the United States, Mexico and Brazil, including more than 300 broadcast tower sites. Our networks in the United States and Mexico are national in scope. Our U.S. network spans 49 states and the District of Columbia. In addition, 85% of our U.S. network provides coverage in the top 100 markets or core areas such as high traffic interstate corridors. Our Mexican network includes approximately 1,900 sites, including approximately 190 broadcast tower sites, in highly populated areas, including Mexico City, Monterrey, Guadalajara and Acapulco. Our Brazilian network consists of approximately 450 towers, which are concentrated in southern Brazil in major metropolitan areas like Sao Paulo, Rio de Janeiro, Brasilia and Curitiba.

We lease antenna space on our towers to tenants in a diverse range of wireless communications and broadcast industries. Wireless industries we serve primarily include: personal communications services, cellular, enhanced specialized mobile radio, paging and fixed microwave. Our major domestic wireless customers include ALLTEL, Cingular Wireless, Nextel, Sprint PCS, T-Mobile USA and Verizon Wireless, and their respective affiliates. Our major international wireless customers include Iusacell Celular, Nextel Mexico, Telefonica Moviles and Unefon in Mexico, and Nextel Brazil, Telecom Americas and Telecom Italia Mobile in Brazil. Our largest customer is Cingular Wireless, which merged with AT&T Wireless in October 2004. The combined revenues of Cingular Wireless and AT&T Wireless represented approximately 14% of our total revenues for the year ended December 31, 2004. Verizon Wireless represented approximately 12% of our total revenues for the year ended December 31, 2004, and Sprint PCS and Nextel, which announced their merger plans in December 2004, had combined revenues that would have represented approximately 10% of our total revenues for the year ended December 31, 2004. No other customer accounted for greater than 10% of our total revenues for the year ended December 31, 2004. Approximately 64% of our total revenues for the year ended December 31, 2004 were derived from ten customers. See “—Factors That May Affect Future Results—A substantial portion of our revenues is derived from a small number of customers” and “Due to the long-term expectations of revenue from tenant leases, the tower industry is sensitive to the credit worthiness of its tenants.”

The number of antennae that our towers can accommodate varies depending on the tower’s location, height, and the structural capacity at certain wind speeds. An antenna’s height on a tower and the tower’s location determine the line-of-sight of the antenna with the horizon and, coupled with the specific band of radio frequency and technology used by the carrier, determine the distance a signal can be transmitted. Some of our customers, such as personal communications services, enhanced specialized mobile radio providers and cellular companies in metropolitan areas, typically do not place their equipment at the highest tower point. Other customers, including paging companies and specialized mobile radio providers in rural areas, prefer higher elevations for broader coverage. We believe that a significant majority of our towers have the capacity to add additional tenants.

Lease Terms. Our customer leases, which we refer to as tenant leases, generally vary depending upon the region and the industry of the tenant. In the United States, initial terms for television and radio broadcast leases typically range between ten and twenty years, while leases for wireless communications providers generally have initial terms of five-to-ten years. In Mexico and Brazil, our typical tenant lease has an initial term of 10 years. In most cases, our tenant leases have multiple renewal terms at the option of the tenant. Both wireless carriers and broadcasters generally renew their leases with us. Repositioning an antenna in an existing carrier’s network is expensive and often requires reconfiguring several other antennae in the carrier’s network, which may impact the quality of the carrier’s coverage and may require the carrier to obtain other governmental permits.

Most of our tenant leases have provisions that periodically increase the rent due under the lease. These automatic increases are typically annual and are based on a fixed percentage, inflation or a fixed percentage plus inflation.

Annual rental payments vary considerably depending upon:

•	the location of the tower;

•	number and weight of the antennae on the tower and the size of the transmission lines;

•	ground space necessary to store equipment related to the antennae;

•	existing capacity of the tower;

•	the placement of the customer’s antennae on the tower; and

•	range or number of carrier’s frequency spectrum.

Network Development Services

We historically offered extensive tower-related services to support our leasing business. As we continued to focus our operations on our rental and management segment, we divested the significant majority of businesses from our network development services segment that did not provide incremental value to our core leasing business. At the beginning of 2003, our network development services segment included network engineering services through Galaxy and steel fabrication and tall tower design and construction services through Kline. In August 2003, we sold Galaxy and in June 2003 we committed to a plan to sell Kline, which was sold in March 2004. In November 2004, we sold our tower construction services unit. Accordingly, the results of operations of these businesses are accounted for as discontinued operations and are not included in our network development services segment.

Our network development services segment continues to provide the following tower-related services that are complementary to our rental and management segment:

Site Acquisition, Zoning and Permitting Services. We engage in site acquisition services for our own account, in connection with tower development projects, as well as for third parties. We typically work with our customers’ network design engineers to determine the geographic areas where the applicable customer needs a tower site to address its coverage objectives. Once a site is identified, we acquire the rights to the land or structure on which the site will be constructed, and manage the permitting process to ensure all necessary approvals are obtained to construct and operate the communications site under applicable law.

Structural Analysis. We offer structural analysis services to wireless carriers with respect to collocating new equipment on towers. A structural analysis of a tower is often performed prior to a decision by a wireless carrier to collocate new equipment on a tower. Our team of engineers can evaluate whether a tower can support the additional burden of the new equipment or if augmentation is needed, which enables our customers to better assess potential tower sites before making a decision to collocate new equipment.

Recent Transactions

Acquisitions

NII Holdings, Inc. In December 2002, we agreed to acquire over 500 communications sites from NII Holdings (“NII”), predominantly in Mexico, for an aggregate purchase price of $100.0 million in cash. Although we have satisfied our minimum purchase obligation under the agreement, we have continued to purchase additional towers from NII. As of December 31, 2004, we had acquired an aggregate of 708 towers in Mexico and Brazil from NII for a total purchase price of $120.0 million. We have the option to purchase additional tower sites from NII in Mexico and Brazil through 2007. We expect to fund any additional acquisitions using funds from operations.

Iusacell Celular. In December 2003, we agreed to acquire up to 143 communications sites from Iusacell Celular (“Iusacell”) in Mexico for up to $31.4 million. As of December 31, 2004, we had acquired an aggregate of 131 towers in Mexico from Iusacell for a total purchase price of $29.3 million, and we expect to acquire the remaining towers in early 2005. We expect to fund any additional acquisitions out of funds from operations.

We seek out high-quality tower assets and opportunistically acquire towers that meet our return on investment criteria. In addition to the towers acquired from NII and Iusacell, from January 1, 2003 through December 31, 2004, we purchased 76 towers in the United States for a total purchase price of $4.5 million. We expect to fund any additional purchases out of funds from operations.

Dispositions

From January 1, 2003 through December 31, 2004, we completed approximately $142.7 million of non-core asset sales. Significant dispositions included the following:

Rental and Management

•	Non-Core Towers. We sold approximately 400 non-core tower assets for approximately $51.2 million. These dispositions are part of our program to actively manage our portfolio of tower assets by selling non-core towers and reinvesting a portion of the total proceeds in high quality tower assets.

•	Office Buildings. In 2003, we sold two office buildings for an aggregate of approximately $28.8 million, including the assumption by one of the buyers of $16.1 million of related mortgage indebtedness. These buildings were held primarily as rental property in our rental and management segment.

Network Development Services

•	Flash Technologies. In January 2003, we sold Flash, our lighting systems business, for net cash proceeds of approximately $35.5 million.

•	Galaxy Engineering. In August 2003, we sold Galaxy, our radio frequency engineering, network design and tower-related consulting business. We received approximately $2.0 million in cash at closing, $0.5 million in January 2005 and will receive an additional $1.0 million payable on or before January 15, 2008.

•	Kline Iron & Steel. In March 2004, we sold substantially all the net assets of Kline, our steel fabrication and tall tower design business, for approximately $4.0 million in cash, subject to a post closing working capital adjustment, and we may receive up to an additional $2.0 million in cash payable in 2006 based on the revenues generated by Kline in 2005.

•	Tower Construction Services Unit. In November 2004, we sold our tower construction services unit for total consideration of approximately $9.1 million, consisting of cash and the assumption of certain capital lease obligations by the purchaser.

Other

•	MTN. In February 2003, Verestar sold its subsidiary, Maritime Telecommunications Network (“MTN”), for approximately $25.5 million in cash. The net proceeds from the sale were used by Verestar to repay loans as required under the credit facility in place at the time of the sale.

ATC Mexico Holding Corp.

In the year ended December 31, 2004, we repurchased a 12.0% interest in ATC Mexico Holding Corp., the subsidiary through which we conduct our Mexico operations (“ATC Mexico”), from certain stockholders of ATC Mexico. We own 100% of ATC Mexico as a result of these repurchases.

In April 2004, we repurchased an 8.8% interest in ATC Mexico from J. Michael Gearon, Jr. (Mr. Gearon), one of our executive officers. In the first quarter of 2004, Mr. Gearon exercised his previously disclosed right to require the Company to purchase his interest in ATC Mexico. In consideration for his interest in ATC Mexico, we issued to Mr. Gearon 2,203,968 shares of our Class A common stock and paid $3.7 million in cash, representing 80% of the aggregate purchase price for Mr. Gearon’s interest. The 2,203,968 shares issued to Mr. Gearon had an aggregate market value on the date of issuance of $24.8 million. Payment of the remaining 20% of the purchase price of $7.3 million, plus interest, was contingent upon ATC Mexico satisfying certain performance criteria. In February 2005, our Board of Directors determined that the performance criteria had been satisfied, and we paid Mr. Gearon $7.7 million in cash. Our Board approved the determination of the fair market value of Mr. Gearon’s interest with the assistance of an independent financial advisor.

In October 2004, we repurchased a 3.2% interest in ATC Mexico from certain employees, including William H. Hess (Mr. Hess), one of our executive officers. In the first quarter of 2004, these employees exercised options to purchase an aggregate of 318 shares of ATC Mexico under the ATC Mexico Stock Option Plan. In October 2004, these employees exercised their previously disclosed rights to require the Company to purchase their collective 3.2% interest in ATC Mexico. In consideration for their interests in ATC Mexico, we issued to these employees an aggregate of 1,155,678 shares of our Class A common stock, representing 80% of the aggregate purchase price for their collective interests. The 1,155,678 shares issued to these employees had an aggregate market value on the date of issuance of $18.5 million. Payment of the remaining 20% of the purchase price of 218,566 shares of Class A common stock was contingent upon ATC Mexico satisfying certain performance criteria. In February 2005, our Board of Directors determined that the performance criteria had been satisfied, and we issued to these employees 159,836 shares of our Class A common stock, net of 58,730 shares of Class A common stock retained by the Company to satisfy tax withholding obligations. On the date of issuance, the aggregate market value of these 218,566 shares was $3.9 million. Our Board approved the determination of the fair market value of the interests held by these employees with the assistance of an independent financial advisor.

Management Organization

Our corporate headquarters is located in Boston, Massachusetts. Since 2003, we have streamlined our United States rental and management organization from three regions and ten areas to centralized management over six areas. In addition, with the sale of our tower construction services unit in November 2004, we consolidated our network development services organization with our US Tower Division. Each of our six United States tower areas is led by an area general manager and staffed with skilled operating and marketing personnel. The six area general managers report to a vice president, who reports to our President, US Tower Division who, in turn, reports to our Chief Executive Officer. Our international organization is divided into two regions, Mexico and Brazil, each of which is led by a vice president. The two vice presidents report to the President, American Tower International, who, in turn, reports to our Chief Executive Officer. Our US Tower Division is based in Boston. Our centralized lease processing for the US Tower Division is based in Woburn, Massachusetts and our related accounting operations are based in Atlanta, Georgia. Our international regional centers are based in Mexico City, Mexico and Sao Paulo, Brazil. We believe our United States and international regional and area operations centers are capable of responding effectively to the opportunities and customer needs of their defined geographic areas.

Regulatory Matters

Towers and Licenses. Both the Federal Communications Commission (“FCC”) and the Federal Aviation Administration (“FAA”) regulate towers used for wireless communications and radio and television broadcasting. These regulations govern the siting, lighting, marking and maintenance of towers. Depending on factors such as tower height and proximity to public airfields, the construction of new towers or modifications to existing towers must be pre-approved by the FAA. Towers requiring FAA approval must be registered with the FCC and must be painted and lighted in accordance with the FAA’s standards. The FAA review and the FCC registration processes are prerequisites to use of the tower by FCC licensees, as well as our other customers. Tower owners are responsible for notifying the FAA of any tower lighting outages or malfunctions and for timely repairing lighting outages or malfunctions. Tower owners also must notify the FCC when ownership of a tower changes. We generally indemnify our customers against non-compliance with applicable standards. Non-compliance with applicable tower-related requirements may lead to monetary penalties.

The FCC separately regulates and licenses wireless communications devices and radio and television stations transmitting from towers. We hold, through a subsidiary, certain common carrier microwave licenses granted by the FCC. We are required to obtain the FCC’s approval prior to assigning these licenses or transferring control of the entity which holds FCC licenses, or any of its parent companies.

In January 2001, the FCC sent us a Notice of Apparent Liability for Forfeiture (“NAL”) preliminarily determining that we had not filed certain informational forms, had not properly posted certain information at various tower sites, and on one occasion had not properly lit a tower. The FCC also ordered an additional review of our overall procedures for compliance with the FCC’s regulations. We reached a settlement with the FCC regarding the compliance issues arising out of the NAL in the form of a Consent Decree. As part of the Consent Decree, the FCC rescinded the NAL and terminated the further investigation ordered in the NAL. In September 2001 we made a voluntary contribution of $0.3 million to the U.S. Treasury and agreed to maintain an active compliance plan. The Consent Decree expired in August 2004.

The FCC considers the construction of a new tower or collocation of an antenna on an existing antenna structure (including building rooftops and watertanks) to be a federal undertaking subject to prior environmental review and approval under the National Environmental Policy Act of 1969 (“NEPA”), which obligates federal agencies to evaluate the environmental impacts of undertakings to determine whether they may significantly affect the environment. The FCC has issued regulations implementing NEPA as well as the National Historic Preservation Act, and the Endangered Species Act. These regulations obligate each FCC applicant or licensee to investigate potential environmental and other effects of operations and to disclose any significant impacts in an environmental assessment prior to constructing a tower or collocating an antenna. If a tower or collocation may have a significant impact on the environment, FCC approval of the tower or collocation could be significantly delayed.

The Telecommunications Act of 1996 amended the Communications Act of 1934 by limiting state and local zoning authorities’ jurisdiction over the construction, modification and placement of wireless communications towers. The law preserves local zoning authority but prohibits any action that would discriminate between different providers of wireless services or ban altogether the construction, modification or placement of communications towers. It also prohibits state or local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations. The Telecommunications Act of 1996 also requires the federal government to help licensees of wireless communications services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for towers.

We are subject to local and county zoning restrictions and restrictive covenants imposed by local authorities or community developers. These regulations vary greatly, but typically require tower owners and/or licensees to obtain approval from local officials or community standards organizations prior to tower construction or collocations on existing towers. Local zoning authorities and community residents often are opposed to construction in their communities, which can delay or prevent new tower construction, collocations or site upgrade projects, thereby limiting our ability to respond to customer demand. In addition, zoning regulations can increase costs associated with new tower construction and collocation. Existing regulatory policies may adversely affect the timing or cost of new tower construction and collocations, and additional regulations may be adopted which increase delays or result in additional costs to us. These factors could adversely affect our construction program and operations.

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

We, and our customers, also may be required to obtain permits, obey regulatory requirements, and make certain informational filings related to hazardous substances used at our sites. Violations of these types of regulations could subject us to fines and/or criminal sanctions. In October 2001, we paid $150,000 in civil penalties and entered into a settlement agreement that expires in 2006 related to certain alleged environmental permitting and filing violations in the County of Santa Clara in California.

We are finalizing an Audit Agreement with the United States Environmental Protection Agency (“EPA”) pursuant to the EPA’s voluntary audit and disclosure policy. Under the Audit Agreement, we have agreed to audit over a three-year period ending in August 2007 all of our tower sites for compliance with the notice and record-keeping requirements under the Emergency Protection and Community Right to Know Act (“EPCRA”), the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We will inform the EPA of any violations of the above-referenced statutes at a given tower site and take steps to cure the violations. The Audit Agreement provides for stipulated penalties for violations under EPCRA and, for violations under the remaining statutes, we will pay a penalty based on our economic benefit of non-compliance.

Health, Safety and Transportation. As an FCC licensee, we are subject to regulations and guidelines imposing certain operational obligations relating to radio frequency emissions. As an employer, we are subject to the Occupational Safety and Health Act and similar guidelines regarding employee protection from radio frequency exposure. Our field personnel are subject to regulation by the Occupational Safety and Health Administration and equivalent state agencies concerning health and safety matters.

Competition

Rental and Management

We compete for antenna site customers with other national tower companies (such as Crown Castle International Corp., Global Signal Inc., SpectraSite, Inc., and SBA Communications Corp.), wireless carriers and broadcasters that own and operate their own tower networks and lease tower space to third parties, numerous independent tower owners and the owners of non-tower sites, including rooftops, water towers and other alternative structures. We believe that tower location and capacity, price and quality of service historically have been and will continue to be the most significant competitive factors affecting owners, operators and managers of communications sites.

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

Consolidation among wireless carriers, such as the October 2004 merger between Cingular Wireless and AT&T Wireless and the announced merger between Sprint PCS and Nextel, could have a similar impact on customer demand for our tower sites because the existing networks of many wireless carriers overlap. Although we do not expect the Cingular/AT&T Wireless merger or the Sprint PCS/Nextel merger to have a material adverse effect on our results of operations, significant consolidation among wireless carriers may adversely affect demand for our tower sites and, accordingly, our revenues and cash flows.

Network Development Services

Our network development services segment competes with a variety of companies offering individual, or combinations of, competing services. The field of competitors includes site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, tower owners/managers, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors, and our customers’ internal staffs. We believe that our customers base their decisions on network development services on various criteria, including a company’s experience, track record, local reputation, price, and time for completion of a project.

We believe that we compete favorably as to the key competitive factors relating to our rental and management and network development services segments.

Employees

As of December 31, 2004, we employed 726 full-time individuals and consider our employee relations to be satisfactory.

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

We have adopted a written code of conduct that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The code of conduct, our corporate governance guidelines, and the charters of our audit, compensation, and nominating and corporate governance committees, are available at the Investors portion of our website. In the event we amend, or provide any waivers from, the provisions of this code of conduct, we intend to disclose these events on our website as required by the regulations of the New York Stock Exchange and applicable law.

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

Many of the factors affecting the demand for wireless communications tower space, and to a lesser extent our network development services business, could materially affect our operating results. Those factors include:

•	consumer demand for wireless services;

•	the financial condition of wireless service providers;

•	the ability and willingness of wireless service providers to maintain or increase their capital expenditures;

•	the growth rate of wireless communications or of a particular wireless segment;

•	governmental licensing of spectrum;

•	mergers or consolidations among wireless service providers;

•	increased use of network sharing arrangements or roaming and resale arrangements by wireless service providers;

•	delays or changes in the deployment of 3G or other technologies;

•	zoning, environmental, health and other government regulations; and

•	technological changes.

The demand for broadcast antenna space is dependent on the needs of television and radio broadcasters. Among other things, technological advances, including the development of satellite-delivered radio, may reduce the need for tower-based broadcast transmission. We could also be affected adversely should the development of digital television be further delayed or impaired, or if demand for it were less than anticipated because of delays, disappointing technical performance or cost to the consumer.

Substantial leverage and debt service obligations may adversely affect us.

We have a substantial amount of indebtedness. As of December 31, 2004, we had approximately $3.3 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. Approximately 21% of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase. Subject to certain restrictions under our existing indebtedness, we may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

Restrictive covenants in the credit facility and indentures could adversely affect our business by limiting flexibility.

The credit facility and the indentures governing the terms of our other debt securities contain restrictive covenants and, in the case of the credit facility, requirements that we comply with certain leverage and other financial tests. These limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness, issuing preferred stock, engaging in various types of transactions, including mergers and sales of assets, and paying dividends and making distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, merger and acquisition or other opportunities.

Our participation or inability to participate in tower industry consolidation could involve certain risks.

We believe there are benefits to consolidation among tower companies, and have in the past and may in the future explore merger or acquisition transactions with one or more other companies in our industry. Any merger or acquisition transaction would involve several risks to our business, including demands on managerial personnel that could divert their attention from other aspects of our core leasing business, increased operating risks due to the integration of major national networks into our operational system, and potential antitrust constraints, either in local markets or on a regional basis, that could require selective divestitures at unfavorable prices. Any completed transaction may have an adverse effect on our operating results, particularly in the fiscal quarters immediately following its completion while we integrate the operations of the other business. In addition, once integrated, combined operations may not necessarily achieve the levels of revenues, profitability or productivity anticipated. There also may be limitations on our ability to consummate a merger or acquisition transaction. For example, any transaction would have to comply with the terms of the credit facility and the indentures for our other indebtedness, or may require the consent of lenders under those instruments that might not be obtainable on acceptable terms. In addition, regulatory constraints might impede or prevent business combinations. Our inability to consummate a merger or acquisition for these or other reasons could result in our failure to participate in the expected benefits of industry consolidation and may have an adverse effect on our ability to compete effectively.

If our wireless service provider customers consolidate or merge with each other to a significant degree, our growth, revenue and ability to generate positive cash flows could be adversely affected.

Significant consolidation among our wireless service provider customers, such as the recently completed transaction between Cingular Wireless and AT&T Wireless and the recently announced transaction between Sprint PCS and Nextel, may result in reduced capital expenditures in the aggregate because the existing networks of many wireless carriers overlap, as do their expansion plans. Similar consequences might occur if wireless service providers engage in extensive sharing, roaming or resale arrangements as an alternative to leasing our antennae space. In January 2003, the Federal Communications Commission (FCC) eliminated its spectrum cap, which prohibited wireless carriers from owning more than 45 MHz of spectrum in any given geographical area. The FCC has also eliminated the cross-interest rule for metropolitan areas, which limited an entity’s ability to own interests in multiple cellular licenses in an overlapping geographical service area. Also, in May 2003, the FCC adopted new rules authorizing wireless radio services holding exclusive licenses to freely lease unused spectrum. Some wireless carriers may be encouraged to consolidate with each other as a result of these regulatory changes as a means to strengthen their financial condition. Consolidation among wireless carriers would also increase our risk that the loss of one or more of our major customers could materially decrease revenues and cash flows.

Due to the long-term expectations of revenue from tenant leases, the tower industry is sensitive to the creditworthiness of its tenants.

Due to the long-term nature of our tenant leases, we, like others in the tower industry, are dependent on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. During the past few years, several of our customers have filed for bankruptcy, although to date these bankruptcies have not had a material adverse effect on our business or revenues. If one or more of our major customers experience financial difficulties, it could result in uncollectible accounts receivable and our loss of significant customers and anticipated lease revenues.

Our foreign operations are subject to economic, political and other risks that could adversely affect our revenues or financial position.

Our business operations in Mexico and Brazil, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. For the year ended December 31, 2004, approximately 16.6% of our consolidated revenues were generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	laws and regulations that restrict repatriation of earnings or other funds;

•	difficulty in recruiting trained personnel; and

•	language and cultural differences.

In addition, we face risks associated with changes in foreign currency exchange rates. While many of the contracts for our international operations are denominated in the U.S. dollar, others are denominated in the Mexican Peso or the Brazilian Real. We have not historically engaged in significant hedging activities relating to our non-U.S. dollar operations, and we may suffer future losses as a result of changes in currency exchange rates.

A substantial portion of our revenues is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. Approximately 64% of our revenues for the year ended December 31, 2004 were derived from ten customers. Our largest domestic customer is Cingular Wireless, which merged with AT&T Wireless in October 2004. The combined revenues of Cingular Wireless and AT&T Wireless represented approximately 14% of our total revenues for the year ended December 31, 2004. Verizon Wireless represented approximately 12% of our revenues for the year ended December 31, 2004, and Sprint PCS and Nextel, which announced their merger plans in December 2004, had combined revenues that would have represented approximately 10% of our total revenues for the year ended December 31, 2004. Our largest international customer is Iusacell Celular, which is an affiliate of TV Azteca. Iusacell Celular accounted for approximately 5% of our total revenues for the year ended December 31, 2004. TV Azteca also owns a minority interest in Unefon, which is our second largest customer in Mexico and accounted for approximately 3% of our total revenues for the year ended December 31, 2004. In addition, we received $14.3 million in interest income, net, from TV Azteca for the year ended December 31, 2004. If any of these customers were unwilling or unable to perform their obligations under our agreements with them, our revenues, results of operations, and financial condition could be adversely affected.

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

Iusacell Celular is our largest customer in Mexico and accounted for approximately 5% of our total revenues for the year ended December 31, 2004. Iusacell currently is in default under certain of its debt obligations and is involved in litigation with certain of its creditors. If Iusacell files for bankruptcy, or if the creditor litigation has an adverse impact on Iusacell’s overall liquidity, it could interfere with Iusacell’s ability to meet its operating obligations, including rental payments under our leases with them.

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

We are subject to federal, state, local and foreign regulation of our business, including regulation by the FAA, the FCC, the EPA and the Occupational Safety and Health Administration. Both the FCC and the FAA regulate towers used for wireless communications and radio and television antennae and the FCC separately regulates transmitting devices operating on towers. Similar regulations exist in Mexico, Brazil and other foreign countries regarding wireless communications and the operation of communications towers. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, collocations or site upgrade projects, thereby limiting our ability to respond to customer demand. Existing regulatory policies may adversely affect the timing or cost of new tower construction and locations and additional regulations may be adopted that increase delays or result in additional costs to us or that prevent or restrict new tower construction in certain locations. These factors could adversely affect our operations.

Increasing competition in the tower industry may create pricing pressures that may adversely affect us.

Our industry is highly competitive, and our customers have numerous alternatives for leasing antenna space. Some of our competitors, such as national wireless carriers that allow collocation on their towers, are larger and have greater financial resources than we do, while other competitors are in weak financial condition or may have lower return on investment criteria than we do. Competitive pricing pressures for tenants on towers from these competitors could adversely affect our lease rates and services income.

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

If we are unable to protect our rights to the land under our towers, it could adversely affect on our business and operating results.

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to operate our towers and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of sites. Further, we may not be able to renew ground leases on commercially viable terms. Of the approximately 14,000 towers in our portfolio that we own or hold subject to long-term capital lease, approximately 80% are located on leased land. Approximately 13% of these sites are on land where our property interests in such land have a final expiration date of less than 10 years. Our inability to protect our rights to the land under our towers may have a material adverse affect on us.

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

Our wholly owned subsidiary, Verestar, Inc., filed for protection under Chapter 11 of the federal bankruptcy laws on December 22, 2003. Verestar was reported as a discontinued operation through the date of the bankruptcy filing in 2003 for financial statement purposes and, as of the date of the bankruptcy filing, was deconsolidated for financial statement purposes. In December 2004, substantially all of the remaining fixed assets of Verestar were sold. The bankruptcy proceeding will continue until such time as all claims against Verestar are settled and approved by the Bankruptcy Court.

If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against us for breaches by Verestar of those contracts as to which we are primarily or secondarily liable as a guarantor, which as of December 31, 2004, we do not expect will exceed $5.0 million. In addition, Verestar’s bankruptcy estate may bring certain claims against us or seek to hold us liable for certain transfers made by Verestar to us and/or for Verestar’s obligations to creditors under various equitable theories recognized under bankruptcy law. The Official Committee of Unsecured Creditors appointed in the Verestar bankruptcy proceeding (the “Committee”) has requested, and we have agreed to produce, certain documents in connection with the subpoena for Rule 2004 Examination (as defined under federal bankruptcy laws) issued by the Committee. The Bankruptcy Court also has entered an order approving a stipulation between Verestar and the Committee that permits the Committee to file claims against us and/or our affiliates on behalf of Verestar. Although as of March 25, 2005, the Committee had not filed any claims against the Company or any of its current or former officers or directors, in papers filed with the Bankruptcy Court and in oral statements to the Company’s counsel, counsel for the Committee has stated that the Committee may pursue claims against these parties. The outcome of complex litigation (including claims which may be asserted against us by the Committee) cannot be predicted with certainty and is dependent upon many factors beyond our control; however, any such claims, if successful, could have a material adverse impact on our financial condition. Finally, we will incur additional costs in connection with our involvement in the Verestar bankruptcy proceedings.

ITEM 2.    PROPERTIES

Our principal offices are located in Boston, Southborough and Woburn, Massachusetts; Atlanta, Georgia; Mexico City, Mexico; and Sao Paulo, Brazil. Details of each of these offices are provided below:

Location	Function	Size (square feet)	Property Interest
Boston, MA	Corporate Headquarters and US Tower Division Headquarters	19,600	Leased

Southborough, MA	Information Technology Data Center	13,900	Leased

Woburn, MA	US Tower Division, Lease Administration and Broadcast Division Headquarters	26,000	Owned	(1)

Atlanta, GA	US Tower and Services Division, Accounting Services Division	17,900 4,800	Leased Leased

Mexico City, Mexico	Mexico Headquarters	12,300	Leased

Sao Paulo, Brazil	Brazil Headquarters	3,200	Leased

(1)	The facility in Woburn contains a total of 162,000 square feet of space. Except for the 26,000 square feet of space occupied by our lease administration office and our broadcast division, the space in the facility is leased to unaffiliated tenants.

In addition, we maintain area offices in the United States through which we operate our tower leasing and services businesses on a local basis. We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.

Our interests in our tower sites are comprised of a variety of ownership interests, leases created by long-term lease agreements, easements, licenses or rights-of-way granted by government entities. Of the approximately 15,000 towers in our portfolio, we own or hold subject to long-term capital lease approximately 14,000 towers. Of these towers, approximately 80% are located on leased land. In rural areas, a wireless communications site typically consists of a 10,000 square foot tract, which supports towers, equipment shelters and guy wires to stabilize the structure. A broadcast tower site typically consists of a tract of land of up to twenty acres. Less than 2,500 square feet are required for a monopole or self-supporting tower structure of the kind typically used in metropolitan areas for wireless communication tower sites. Ground leases for land underlying our towers generally have an initial term of five years with three or four additional automatic renewal periods of five years, for a total of twenty to twenty-five years. Pursuant to our credit facilities, our lenders have liens on, among other things, all towers, leasehold interests, tenant leases and contracts relating to the management of towers for others.

ITEM 3.    LEGAL PROCEEDINGS

We periodically become involved in various claims and lawsuits that are incidental to our business. We believe, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents reported quarterly high and low per share sale prices of our Class A common stock on the New York Stock Exchange (NYSE) for the years 2004 and 2003.

2004	High	Low
Quarter ended March 31	$13.12	$9.89
Quarter ended June 30	16.00	11.13
Quarter ended September 30	15.85	13.10
Quarter ended December 31	18.75	15.19

2003	High	Low
Quarter ended March 31	$5.94	$3.55
Quarter ended June 30	9.90	5.41
Quarter ended September 30	11.74	8.73
Quarter ended December 31	12.00	9.59

On March 18, 2005, the closing price of our Class A common stock was $18.79 per share as reported on the NYSE.

As of March 18, 2005, we had 230,604,932 outstanding shares of Class A common stock and 743 registered holders.

In February 2004, all outstanding shares of our Class B common stock were converted into shares of our Class A common stock on a one-for-one basis pursuant to the occurrence of the “Dodge Conversion Event” as defined in our charter. Our charter prohibits the future issuance of shares of Class B common stock. Also in February 2004, all outstanding shares of Class C common stock were converted into shares of Class A common stock on a one-for-one basis. Our charter permits the issuance of shares of Class C common stock in the future.

The information under “Securities Authorized for Issuance Under Equity Compensation Plans” from the Definitive Proxy Statement is hereby incorporated by reference into Item 12 of this annual report.

Dividends

We have never paid a dividend on any class of common stock. We anticipate that we may retain future earnings, if any, to fund the development and growth of our business. The indentures governing our 9 3/8% senior notes due 2009, our 7.50% senior notes due 2012, and our 7.125% senior notes due 2012 prohibit us from paying dividends to our stockholders unless we satisfy certain financial covenants.

Our borrower subsidiaries are generally prohibited under the terms of the credit facility, subject to certain exceptions, from making to us any direct or indirect distribution, dividend or other payment on account of their limited liability company interests, partnership interests, capital stock or other equity interests, except that, if no default exists or would be created thereby under the credit facility, our borrower subsidiaries may pay cash dividends or make other distributions to us in accordance with the credit facility within certain specified amounts and, in addition, may pay cash dividends or make other distributions to us in respect of our outstanding indebtedness and permitted future indebtedness. The indentures governing the 12.25% senior subordinated discount notes due 2008 and the 7.25% senior subordinated notes due 2011 of American Towers, Inc. (ATI), our principal operating subsidiary, prohibit ATI and certain of our other subsidiaries that have guaranteed those notes (sister guarantors) from paying dividends and making other payments or distributions to us unless certain financial covenants are satisfied, except that our borrower subsidiaries may pay dividends or make other payments or distributions to us up to certain specified amounts in respect of certain of our outstanding indebtedness and permitted future indebtedness and, if no default exists or would be created thereby under the indentures governing such indebtedness and certain additional tests are met that could not currently be met, up to certain specified amounts.

Recent Sales of Unregistered Securities

In October 2004, we issued 1,155,678 shares of our Class A common stock in connection with our repurchase of a 3.2% interest in ATC Mexico. As discussed above, in October 2004, certain employees, including Mr. Hess, exercised their previously disclosed rights to require the Company to purchase their collective 3.2% interest in ATC Mexico. In consideration for their interests in ATC Mexico, we issued to these employees an aggregate of 1,155,678 shares of our Class A common stock, representing 80% of the aggregate purchase price for their collective interests. The 1,155,678 shares issued to these employees had an aggregate market value on the date of issuance of $18.5 million. Payment of the remaining 20% of the purchase price of 218,566 shares of Class A common stock was contingent upon ATC Mexico satisfying certain performance criteria. In February 2005, our Board determined that the performance criteria had been satisfied, and we issued to these employees 159,836 shares of our Class A common stock, net of 58,730 shares of Class A common stock retained by the Company to satisfy tax withholding obligations. The shares were issued in reliance upon the exemptions provided under Section 4(2) and Regulation S of the Securities Act of 1933, as amended. The shares issued in reliance on Section 4(2) were issued based upon, among other things, the following factors: (i) the shares were issued in a private offering; (ii) the individuals receiving the shares were accredited investors, as defined in Rule 501 under the Securities Act; and (iii) the shares issued cannot be resold without registration under the Securities Act or an exemption therefrom.

ITEM 6.    SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statements of Operations Data:
Revenues
Rental and management	$684,422	$619,697	$544,906	$431,051	$269,282
Network development services	22,238	12,796	32,888	85,063	41,430

Total operating revenues	706,660	632,493	577,794	516,114	310,712

Operating expenses:
Rental and management	237,312	236,680	242,801	221,759	147,147
Network development services	18,801	9,493	29,214	69,371	33,451
Depreciation, amortization and accretion(1)	329,449	330,414	327,665	354,298	248,249
Corporate general, administrative and development expense	27,468	26,867	30,229	34,310	29,378
Impairments, net loss on sale of long-lived assets and restructuring expense	23,876	31,656	101,372	79,496

Total operating expenses	636,906	635,110	731,281	759,234	458,225

Operating income (loss) from continuing operations	69,754	(2,617)	(153,487)	(243,120)	(147,513)
Interest income, TV Azteca, net	14,316	14,222	13,938	14,377	12,679
Interest income	4,844	5,255	3,496	28,372	15,948
Interest expense	(262,237)	(279,783)	(254,345)	(266,769)	(151,392)
Loss on retirement of long-term obligations	(138,016)	(46,197)	(8,869)	(26,336)	(24,198)
Other (expense) income	(2,798)	(8,598)	(7,004)	(27,838)	926

Loss from continuing operations before income taxes, minority interest and loss on equity method investments	(314,137)	(317,718)	(406,271)	(521,314)	(293,550)
Income tax benefit	80,176	77,796	81,141	115,841	84,107
Minority interest in net earnings of subsidiaries	(2,366)	(3,703)	(2,118)	(318)	(202)
Loss on equity method investments	(2,915)	(21,221)	(18,555)	(10,957)	(3,391)

Loss from continuing operations before cumulative effect of change in accounting principle	$(239,242)	$(264,846)	$(345,803)	$(416,748)	$(213,036)

Basic and diluted loss per common share from continuing operations before cumulative effect of change in accounting principle	$(1.07)	$(1.27)	$(1.77)	$(2.18)	$(1.26)

Weighted average common shares outstanding(2)	224,336	208,098	195,454	191,586	168,715

Other Operating Data:
Ratio of earnings to fixed charges(3)	—	—	—	—	—

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash and investments)(4)	$215,557	$275,501	$127,292	$130,029	$128,074
Property and equipment, net	2,273,356	2,483,324	2,650,490	3,254,905	2,278,940
Total assets	5,085,972	5,290,654	5,628,317	6,801,483	5,642,546
Long-term obligations, including current portion	3,293,614	3,359,731	3,448,514	3,561,960	2,468,223
Total stockholders’ equity	1,470,953	1,610,178	1,660,858	2,811,392	2,841,169

(1)	As of January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). Accordingly, we ceased amortizing goodwill on January 1, 2002. The statements of operations for all periods presented, except for the years ended December 31, 2001 and 2000 do not include goodwill amortization. The adoption of SFAS No. 142 reduced amortization expense in continuing operations by approximately $67.6 million per year.
(2)	We computed basic and diluted loss per common share from continuing operations before cumulative effect of change in accounting principle using the weighted average number of shares outstanding during each period presented. We have excluded shares issuable upon exercise of options and other common stock equivalents from these computations, as their effect is anti-dilutive.
(3)	For purposes of calculating this ratio, “earnings” consists of loss from continuing operations before income taxes, fixed charges (excluding interest capitalized), minority interest in net earnings of subsidiaries, losses from equity investments and amortization of interest capitalized. “Fixed charges” consist of interest expensed and capitalized, amortization of debt discount and related issuance costs and the component of rental expense associated with operating leases believed by management to be representative of the interest factor thereon. We had a deficiency in earnings to fixed charges in each period as follows (in thousands): 2004–$311,831; 2003–$315,903; 2002–$409,814; 2001–$535,048; 2000–$304,217.
(4)	As of December 31, 2004, no escrows are required under the terms of the credit facility. Includes, as of December 31, 2003, approximately $170.0 million of restricted funds that were held in escrow to pay, repurchase, redeem or retire certain of our outstanding debt through January 2004. Includes, as of December 31, 2001 and 2000, approximately $94.1 million and $46.0 million, respectively, of restricted funds required under the previous credit facility to be held in escrow.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosures in our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and the information set forth under the heading “Critical Accounting Policies and Estimates” on page 40.

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment profit (loss) as a means to measure operating performance in these business segments. We define segment operating profit (loss) as segment revenues less segment operating expenses excluding depreciation and amortization expense, corporate general, administrative and development expense, and impairments, net loss on sale of long-lived assets and restructuring expense. Segment profit (loss) for the rental and management segment includes interest income, TV Azteca, net (see note 16 to our consolidated financial statements). In accordance with generally accepted accounting principles, the consolidated statements of operations for periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been adjusted to reflect certain businesses as discontinued operations (see note 2 to our consolidated financial statements).

Executive Overview

Our principal operating segment is our rental and management segment, which accounted for approximately 96.9% and 98.0% of our total revenues and approximately 99.3% and 99.2% of our segment operating profit for the years ending December 31, 2004 and 2003, respectively. The primary factors affecting the stability and growth of our revenues and cash flows for this segment are our recurring revenues from existing tenant leases and the contractual escalators in those leases, leasing additional space on our existing towers, acquiring and building additional tower sites and the degree to which any of our existing customer leases are cancelled. We continue to believe that our leasing revenue is likely to grow more rapidly than revenue from our network development services segment due to our strategic focus on our rental and management segment, the continuing growth in the use of wireless communications services and our ability to utilize existing tower capacity. In addition, we believe the majority of our leasing activity will continue to come from wireless broadband-services customers.

The majority of our tenant leases with wireless carriers are for an initial term of five-to-ten years, with multiple five year renewal terms thereafter. Accordingly, a significant majority of the revenue generated by our rental and management segment as of the end of December 2004 is recurring revenue that we should continue to receive in future periods. In addition, most of our leases have provisions that periodically increase the rent due under the lease. These contractual escalators are typically annual and are based on a fixed percentage (generally three-to-five percent), inflation, or a fixed percentage plus inflation. Rate increases based on fixed escalation clauses are recognized on a straight-line basis over the initial non-cancelable term of the applicable agreement.

A significant majority of our revenue growth in 2004 was attributable to incremental revenue generated from leasing additional space on our existing towers. During 2004, incremental revenue attributable to towers that existed during the entire period between January 1, 2003 and December 31, 2004, was approximately $51 million. Our ability to lease additional space on our towers is a function of the rate at which wireless carriers deploy capital to improve and expand their wireless networks and, to a lesser extent, the location of and available capacity on our existing towers. This rate, in turn, is influenced by the growth of wireless communications services and related infrastructure, the financial performance of our customers and their access to capital, and general economic conditions. We believe leasing additional space on our existing towers will continue to contribute the substantial majority of our year-over-year revenue growth in 2005.

We also generate revenues by building and acquiring new towers. In 2004 and 2003, we constructed or acquired 275 and 618 towers, respectively. Because of the nature of our recurring revenues described above, our results of operations only reflect revenues generated on these towers following the respective dates of their construction or acquisition, which affects year-over-year comparisons.

The revenues generated by our rental and management segment also may be affected by cancellations of existing customer leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multi-year contracts, which typically may not be cancelled or, in some instances, may be cancelled in exchange for payment of a termination fee. Accordingly, lease cancellations historically have not had a material adverse impact on the revenues generated by our rental and management segment.

Our rental and management segment operating expenses are comprised of two major categories: direct tower level expenses and selling, general and administrative expenses. Our direct tower level expenses consist primarily of ground rent, maintenance, taxes and utilities. Our selling, general and administrative expenses consist of expenses to support our rental and management and network development services such as sales and property management functions and are included in our rental and management and network development services segment operating expenses. These expenses exclude corporate selling, general and administrative expenses, which are included in corporate general, administrative and development expense. As a result of organizational initiatives in 2002 and 2003 to manage our operations more efficiently, our segment operating expenses have decreased over these periods and were stable in 2004. Because our operating expenses generally do not increase significantly when we add additional customers on a tower site, leasing space to new customers on our existing sites provides significant incremental cash flow. Our profit margin growth is, therefore, directly related to the number of new tenants added to our existing tower sites and the related rental revenue generated in a particular period.

Our tower network consists of approximately 15,000 sites in the United States, Mexico and Brazil. As of December 31, 2004, approximately 12,500 tower sites were located in the United States, 1,900 tower sites were located in Mexico and approximately 450 tower sites were located in Brazil. For the year ended December 31, 2004, approximately 16.6% of our consolidated revenues were generated by our international operations. We anticipate that the revenues from our international operations as a percentage of our consolidated revenues may grow in the future.

Results of Operations

Years Ended December 31, 2004 and 2003

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2004	2003
	(In thousands)
REVENUES:
Rental and management	$684,422	$619,697	$64,725	10%
Network development services	22,238	12,796	9,442	74

Total revenues	706,660	632,493	74,167	12

OPERATING EXPENSES:
Rental and management	237,312	236,680	632	1
Network development services	18,801	9,493	9,308	98
Depreciation, amortization and accretion	329,449	330,414	(965)	(1)
Corporate general, administrative and development expense	27,468	26,867	601	2
Impairments, net loss on sale of long-lived assets and restructuring expense	23,876	31,656	(7,780)	(25)

Total operating expenses	636,906	635,110	1,796	1

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense $1,497 and $1,496	14,316	14,222	94	1
Interest income	4,844	5,255	(411)	(8)
Interest expense	(262,237)	(279,783)	(17,546)	(6)
Loss on retirement of long-term obligations	(138,016)	(46,197)	91,819	199
Other expense	(2,798)	(8,598)	(5,800)	(67)
Income tax benefit	80,176	77,796	2,380	3
Minority interest in net earnings of subsidiaries	(2,366)	(3,703)	(1,337)	(36)
Loss on equity method investments	(2,915)	(21,221)	(18,306)	(86)
Loss from discontinued operations, net	(8,345)	(60,475)	(52,130)	(86)

Net loss	$(247,587)	$(325,321)	$(77,734)	(24)%

Total Revenues

Total revenues for the year ended December 31, 2004 were $706.7 million, an increase of $74.2 million from the year ended December 31, 2003. The increase resulted from an increase in rental and management revenues of $64.7 million and an increase in network development services revenue of $9.4 million.

Rental and Management Revenue

Rental and management revenue for the year ended December 31, 2004 was $684.4 million, an increase of $64.7 million from the year ended December 31, 2003. The increase resulted primarily from adding additional wireless and broadband tenants to towers that existed as of January 1, 2003 and, to a lesser extent, from revenue generated on the approximately 900 towers acquired and/or constructed subsequent to January 1, 2003. This increase was partially offset by a reduction in revenue on the approximately 400 owned towers sold or disposed of subsequent to January 1, 2003. In 2004, our revenue growth on towers that existed during the entire period beginning January 1, 2003 and ending December 31, 2004, was approximately $51 million. We believe that our rental and management revenue will continue to grow as we utilize existing tower capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless and broadcast service providers.

Network Development Services Revenue

Network development services revenue for the year ended December 31, 2004 was $22.2 million, an increase of $9.4 million from the year ended December 31, 2003. The increase in revenues during 2004 resulted primarily from a long-term construction contract that we did not have in the prior year.

In October 2004, we entered into an agreement to sell our tower construction services unit. Commencing in the fourth quarter of 2004, we reported our tower construction services unit as a discontinued operation. The sale closed in November 2004. After the sale, our network development services segment is focused on providing complementary non-construction services to the rental and management segment, including site acquisition, zoning, permitting and structural analysis.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2004 were $636.9 million, an increase of $1.8 million from the year ended December 31, 2003. The principal components of the increase were attributable to expense increases in our network development services segment of $9.3 million, our rental and management segment of $0.6 million and corporate general, administrative and development expense of $0.6 million. These increases were partially offset by decreases in impairments, net loss on sale of long-lived assets and restructuring expense of $7.8 million and in depreciation, amortization and accretion of $1.0 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the year ended December 31, 2004 was $237.3 million, an increase of $0.6 million from the year ended December 31, 2003. The increase resulted primarily from our acquisition/construction of approximately 900 towers partially offset by a reduction in expenses related to the 400 towers that were sold or disposed of subsequent to January 2003, coupled with an overall decrease in rental and management segment expenses.

Rental and management segment profit for the year ended December 31, 2004 was $461.4 million, an increase of $64.2 million from the year ended December 31, 2003. The increase resulted primarily from incremental revenues and operating profit from adding additional broadband tenants to existing towers and newly acquired and/or constructed towers.

Network Development Services Expense

Network development services expense for the year ended December 31, 2004 was $18.8 million, an increase of $9.3 million from the year ended December 31, 2003. The increase in expenses during 2004 resulted primarily from expenses associated with a long-term construction contract that we did not have in the prior year.

Impairments, Net Loss on Sale of Long-Lived Assets and Restructuring Expense

Impairments, net loss on sale of long-lived assets and restructuring expense for the year ended December 31, 2004 was $23.9 million, a decrease of $7.8 million from the year ended December 31, 2003. The majority of the decrease resulted from decreased impairments and losses on sales of long-lived tower and other non-core assets.

Interest Expense

Interest expense for the year ended December 31, 2004 was $262.2 million, a decrease of $17.5 million from the year ended December 31, 2003. The decrease resulted primarily from the retirement of a portion of our 9 3/8% senior notes and 12.25% senior subordinated discount notes partially offset by additional interest incurred related to the issuance of our 3.00% convertible notes, 7.125% senior notes and 7.5% senior notes in 2004.

Loss on Retirement of Long-Term Obligations

During the year ended December 31, 2004, we retired all or a portion of our 6.25% convertible notes, 9 3/8% senior notes and ATI 12.25% senior subordinated discount notes. As a result, we incurred a charge of approximately $103.2 million, which represented the cash paid in excess of the carrying value of the debt at the time of retirement. In addition, we also incurred a charge of $34.8 million related to the write-off of deferred financing fees related to the retirements discussed above, the retirement of a portion of our 5.0% convertible notes and the refinancing of our credit facility. The total of these charges, $138.0 million, represents our loss on retirement of long-term obligations for the year ended December 31, 2004.

During the year ended December 31, 2003, we amended our credit facility and made certain prepayments and unscheduled principal payments on the term loans thereunder, which collectively reduced the borrowing capacity under our credit facility. As a result, we recorded an aggregate charge of approximately $11.9 million related to the write-off of deferred financing fees associated with the reduction in our overall borrowing capacity. We also repurchased a portion of our 2.25% convertible notes and 5.0% convertible notes (inclusive of the cash tender offer for our 2.25% convertible notes that expired on October 22, 2003) throughout the year. As a result, we incurred an aggregate charge of approximately $34.3 million, which primarily represented the fair market value of the shares of stock issued to our 2.25% convertible note holders in excess of the shares originally issuable upon conversion of the notes, offset by a net gain on the repurchases of our 5.0% convertible notes. The total of these charges, $46.2 million, represents our loss on retirement of long-term obligations for the year ended December 31, 2003.

Other Expense

Other expense for the year ended December 31, 2004 was $2.8 million, a decrease of $5.8 million from the year ended December 31, 2003. The decrease resulted primarily from fees and expenses incurred in 2003 in connection with a financing transaction that we did not consummate as a result of the ATI 12.25% senior subordinated discount notes offering.

Income Tax Benefit

The income tax benefit for the year ended December 31, 2004 was $80.2 million, an increase of $2.4 million from the year ended December 31, 2003. The effective tax rate was 25.5% for the year ended December 31, 2004, as compared to 24.5% for the year ended December 31, 2003. The primary reason for the increase in the effective tax rate is a result of non-deductible losses on retirements of our debt in 2003. The effective tax rate on loss from continuing operations for the year ended December 31, 2004 differs from the federal statutory rate due primarily to valuation allowances related to capital losses and foreign items. The effective tax rate on loss from continuing operations for the year ended December 31, 2003 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses, foreign items and non-deductible losses on retirement of our debt.

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2004, we have provided a valuation allowance of approximately $173.1 million primarily related to net state deferred tax assets, capital loss carryforwards, certain foreign items and the lost tax benefit and costs associated with our tax refund claims. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims as discussed below and our federal net operating loss carryforwards, as management believes that we will be successful with our tax refund claims and will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

In June 2003, we filed an income tax refund claim with the IRS relating to carrying back net operating losses that we generated in 1998, 1999 and 2001. We filed a similar claim in October 2003, with respect to net operating losses generated in 2002. In total, we carried back approximately $380.0 million of federal net operating losses generated prior to 2003. We anticipate receiving a refund of approximately $90.0 million as a result of these claims, which will monetize a portion of our deferred tax asset. We estimate recovery of these amounts within two to three years of the dates the claims were filed with the IRS. There can be no assurances, however, with respect to the specific amount and timing of the refund.

We intend to recover a portion of our deferred tax asset through our tax refund claims discussed above. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets as of December 31, 2004 will be dependent upon our ability to generate approximately $1.4 billion in taxable income from January 1, 2005 to December 31, 2024. If we are unable to generate sufficient taxable income in the future, or carry back losses, as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Loss on Equity Method Investments

Loss on equity method investments for the year ended December 31, 2004 was $2.9 million, a decrease of $18.3 million from the year ended December 31, 2003. The decrease is primarily due to an impairment charge recorded on one of our equity investments of $19.3 million in 2003.

Loss from Discontinued Operations, Net

Loss from discontinued operations, net for the year ended December 31, 2004 was $8.3 million, as compared to $60.5 million for the year ended December 31, 2003. In October 2004, we committed to a plan to sell our tower construction services unit, which was subsequently sold in November 2004. In addition, we sold Kline in March 2004. Accordingly, the loss from discontinued operations, net, for the year ended December 31, 2004 includes $7.7 million related to the results of these operations through the date of sale. In addition, the loss from discontinued operations, net, for the year ended December 31, 2004 includes a net loss on disposal of our tower construction services unit of $1.7 million and a $1.1 million net gain related to a contractual obligation that was settled for less than its original estimate.

During 2003, we disposed of two of our wholly owned subsidiaries, Galaxy and Flash, two office buildings and Verestar’s MTN subsidiary. Accordingly, the loss from discontinued operations, net, for the year ended December 31, 2003 includes $12.0 million related to the results of these operations, our tower construction services unit, Kline and the remaining operations of Verestar through the date of its bankruptcy filing in December 2003. In addition to the above, loss from discontinued operations, net, for the year ended December 31, 2003 includes the following net losses on disposal: (a) an impairment charge of $26.5 million to reduce the carrying amount of our investment in Verestar to zero and to record our estimate of costs that we may incur under certain contractual obligations; (b) an impairment charge of $14.6 million to reduce the carrying value of Kline’s net assets to the estimated proceeds expected upon disposal; (c) a $2.4 million net loss on the disposal of Galaxy; (d) a $3.7 million net loss on the disposal of the office buildings; and (e) a $0.1 million net gain on the sale of Flash.

Years Ended December 31, 2003 and 2002

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2003	2002
	(In thousands)
REVENUES:
Rental and management	$619,697	$544,906	$74,791	14%
Network development services	12,796	32,888	(20,092)	(61)

Total revenues	632,493	577,794	54,699	9

OPERATING EXPENSES:
Rental and management	236,680	242,801	(6,121)	(3)
Network development services	9,493	29,214	(19,721)	(68)
Depreciation, amortization and accretion	330,414	327,665	2,749	1
Corporate general, administrative and development expense	26,867	30,229	(3,362)	(11)
Impairments, net loss on sale of long-lived assets and restructuring expense	31,656	101,372	(69,716)	(69)

Total operating expenses	635,110	731,281	(96,171)	(13)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense $1,496 and $1,494	14,222	13,938	284	2
Interest income	5,255	3,496	1,759	50
Interest expense	(279,783)	(254,345)	25,438	10
Loss on retirement of long-term obligations	(46,197)	(8,869)	37,328	421
Other expense	(8,598)	(7,004)	1,594	23
Income tax benefit	77,796	81,141	(3,345)	(4)
Minority interest in net earnings of subsidiaries	(3,703)	(2,118)	1,585	75
Loss on equity method investments	(21,221)	(18,555)	2,666	14
Loss from discontinued operations, net	(60,475)	(255,119)	(194,644)	(76)
Cumulative effect of change in accounting principle, net		(562,618)	(562,618)	(100)

Net loss	$(325,321)	$(1,163,540)	$(838,219)	(72)%

Total Revenues

Total revenues for the year ended December 31, 2003 were $632.5 million, an increase of $54.7 million from the year ended December 31, 2002. The increase resulted from an increase in rental and management revenues of $74.8 million, offset by a decrease in network development services revenue of $20.1 million.

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

Network Development Services Revenue

Network development services revenue for the year ended December 31, 2003 was $12.8 million, a decrease of $20.1 million from the year ended December 31, 2002. The decline in revenues during 2003 resulted primarily from decreases in revenue related to the reduced demand for non-construction services in the wireless telecommunications industry.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2003 were $635.1 million, a decrease of $96.2 million from the year ended December 31, 2002. The principal component of the decrease was attributable to a decrease in impairments, net loss on sale of long-lived assets and restructuring expense of $69.7 million. The remaining components of the decrease were attributable to decreases in expenses within our network development services segment of $19.7 million, our rental and management segment of $6.1 million and a decrease in corporate general, administrative and development expense of $3.4 million. Such decreases were offset by an increase in depreciation, amortization and accretion of approximately $2.7 million.

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

Network Development Services Expense/Segment Profit

Network development services expense for the year ended December 31, 2003 was $9.5 million, a decrease of $19.7 million from the year ended December 31, 2002. The majority of the decrease was due to an overall decline in demand for the services performed by this segment, as discussed above, partially offset by decreases in overhead and related infrastructure costs.

Network development services segment profit for the year ended December 31, 2003 was $3.3 million, a decrease of $0.4 million from the year ended December 31, 2002. The decrease resulted primarily from a decline in revenue, as discussed above.

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

Interest Expense

Interest expense for the year ended December 31, 2003 was $279.8 million, an increase of $25.4 million from the year ended December 31, 2002. The increase resulted primarily from the following: interest expense on the ATI 12.25% senior subordinated discount notes, issued in January 2003; our 3.25% convertible notes, issued in August 2003; and the ATI 7.25% senior subordinated notes, issued in November 2003. The increase was partially offset by a net decrease in interest expense on our credit facilities as a result of repayments made during 2003 and, to a lesser extent, lower interest rates. The increase was also partially offset by a decrease in interest expense on our 2.25% and 5.0% convertible notes as a result of repurchases made during 2003 (as discussed below).

Loss on Retirement of Long-Term Obligations

During the year ended December 31, 2003, we amended our credit facility and made certain prepayments and unscheduled principal payments on the term loans thereunder, which collectively reduced the borrowing capacity under our credit facility. As a result, we recorded an aggregate charge of approximately $11.9 million related to the write-off of deferred financing fees associated with the reduction in our overall borrowing capacity.

We also repurchased a portion of our 2.25% convertible and 5.0% convertible notes (inclusive of the cash tender offer for our 2.25% convertible notes that expired in October 2003) throughout the year. As a result, we incurred an aggregate charge of approximately $34.3 million, which primarily represented the fair market value of the shares of stock issued to our 2.25% convertible note holders in excess of the shares originally issuable upon conversion of the notes, offset by a net gain on the repurchases of our 5.0% convertible notes. The total of these charges, $46.2 million, represents our loss on retirement of long-term obligations for the year ended December 31, 2003.

In February 2002, we repaid $95.0 million outstanding under our Mexican credit facility with borrowings under our credit facility. As a result of such repayment, for the year ended December 31, 2002, we recorded a charge of approximately $1.7 million related to the write-off of related deferred financing fees. In addition, in January 2002, we terminated the $250.0 million multi-draw term loan C component of our credit facility and recorded a non-cash charge of approximately $7.2 million related to the write-off of related deferred financing fees. The total of these charges, $8.9 million, represents our loss on retirement of long-term obligations for the year ended December 31, 2002.

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

Income Tax Benefit

The income tax benefit for the year ended December 31, 2003 was $77.8 million, a decrease of $3.3 million from the year ended December 31, 2002. The effective tax rate was 24.5% for the year ended December 31, 2003, as compared to 20.0% for the year ended December 31, 2002. The primary reason for the increase in the effective tax rate is a result of a $27.5 million valuation allowance that we recorded in 2002 in connection with our tax planning strategy to carry back approximately $380.0 million of federal net operating losses generated prior to 2003. This strategy resulted in the filing of tax refund claims with the IRS in 2003. In June 2003, we filed an income tax refund claim with the IRS relating to carrying back net operating losses that we generated in 1998, 1999 and 2001. We filed a similar claim in October 2003, with respect to net operating losses generated in 2002. We anticipate receiving a refund of approximately $90.0 million as a result of these claims, which will monetize a portion of our deferred tax asset. We estimate recovery of these amounts within two to three years of the dates the claims were filed with the IRS. There can be no assurances, however, with respect to the specific amount and timing of the refund. The valuation allowance represents the estimated lost tax benefit and costs incurred in connection with implementing this strategy. This increase was offset in part by an increase in the valuation allowance in 2003 for capital losses and non-deductible losses on retirements of our debt.

The effective tax rate on loss from continuing operations for the year ended December 31, 2003 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses, foreign items and non-deductible losses on retirement of our debt. The effective tax rate on loss from continuing operations for the year ended December 31, 2002 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses, foreign items and the valuation allowance recorded in connection with our tax planning strategy discussed above.

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

Loss on Equity Method Investments

Loss on equity method investments for the year ended December 31, 2003 was $21.2 million, an increase of $2.7 million from the year ended December 31, 2002. The increase is related to an increase in impairment charges on our equity investments of $9.8 million, offset by a decrease in losses on our equity investments of $7.1 million.

Loss from Discontinued Operations, Net

Loss from discontinued operations, net, for the year ended December 31, 2003 was $60.5 million, as compared to $255.1 million for the year ended December 31, 2002. During 2003, we consummated the sale of two of our wholly owned subsidiaries, Galaxy and Flash, two office buildings and Verestar’s MTN subsidiary. Accordingly, the loss from discontinued operations, net, for the year ended December 31, 2003 includes $12.0 million related to the results of these operations, our tower construction services unit, Kline and the remaining operations of Verestar through the date of its bankruptcy filing in December 2003. In addition to the above, loss from discontinued operations, net, for the year ended December 31, 2003 includes the following net losses on disposal: (a) an impairment charge of $26.5 million to reduce the carrying amount of our investment in Verestar to zero and to record our estimate of costs that we may incur under certain contractual obligations; (b) an impairment charge of $14.6 million to reduce the carrying value of Kline’s net assets to the estimated proceeds expected upon disposal; (c) a $2.4 million net loss on the disposal of Galaxy; (d) a $3.7 million net loss on the disposal of the office buildings; and (e) a $0.1 million net gain on the sale of Flash.

During 2002, we consummated the sale of our wholly owned subsidiary MTS Components and an office building. Accordingly, the loss from discontinued operations, net, for the year ended December 31, 2002 includes $241.6 million related to the results of these operations through the date of sale. In addition, 2002 also includes the results of operations of Galaxy, Flash, two other office buildings, our tower construction services unit, Kline and Verestar. In addition to the above, the loss from discontinued operations, net, for the year ended December 31, 2002 includes a net loss on our disposition of MTS Components of approximately $16.0 million, a net gain on our sale of the office building of $5.7 million and an impairment charge of $3.2 million related to another office building sold in 2003.

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

Liquidity and Capital Resources

Overview

During the year ended December 31, 2004, we took several actions to increase our financial flexibility, extend the maturity dates of our indebtedness and reduce interest expense. In May 2004, we entered into a new $1.1 billion senior secured credit facility. In 2004, we also completed four note offerings through institutional private placements in an aggregate principal amount of $1.1 billion. We used the net proceeds of the borrowings under the credit facility and the note offerings, as well as cash on hand, to refinance or repurchase approximately $2.0 billion of our outstanding debt. For information about our financing activities, see “—Financing Activities” below.

As of December 31, 2004, we had total outstanding indebtedness of approximately $3.3 billion. We incurred substantially all of this indebtedness to refinance indebtedness incurred prior to 2002 to fund the acquisition of communications sites and services businesses (expenditures for such acquisitions for the years ended December 31, 2000 and 2001 were $1.4 billion and $812.8 million, respectively), and capital expenditures related to the construction of new communications sites (capital expenditures for the years ended December 31, 2000 and 2001 were $541.3 million and $568.2 million, respectively).

Beginning in 2002, we significantly reduced our acquisitions and new tower construction activities, and began to focus on reducing our overall indebtedness. In 2003 and 2004, we continued this effort by reducing our net total indebtedness and improving our financial flexibility by refinancing indebtedness to extend maturity dates. We plan to continue to reduce our overall indebtedness in 2005 with cash flow from operations, and may opportunistically further reduce indebtedness and interest expense through future capital market or strategic transactions.

In 2004, we generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations. We believe our cash generated from operations for the year ending December 31, 2005 also will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for 2005. For information about our outstanding indebtedness, see “—Contractual Obligations” below.

We expect our 2005 cash needs to consist primarily of the following: debt service, including cash interest of approximately $173.0 million, the redemption of approximately $133.0 million of 9 3/8% senior notes, the repayment of approximately $4.0 million of term loans under the credit facility and capital lease payments and other notes payable of approximately $4.5 million; and capital expenditures of between $55.0 and $65.0 million, principally related to new tower construction and improvements to existing towers. We expect to meet these cash needs through a combination of cash on hand and cash generated by operations. Due to the risk factors outlined in “Business—Factors That May Affect Future Results,” however, there can be no assurance that we will be able to meet our cash needs without additional borrowings under our credit facility.

Uses of Cash

Tower Acquisitions, Construction and Improvements. Historically, we have used available cash, including cash obtained from our credit facility, proceeds from the sale of our debt and equity securities and proceeds from non-core asset sales, to fund the acquisition, construction and improvement of tower assets. In 2002, we began to reduce our capital expenditures on new tower development. As a result, our capital expenditures in 2003 and 2004 were $61.6 million and $42.2 million, respectively, significantly below historical levels.

•

Construction and Improvements. Payments for purchases of property and equipment and construction activities during the year ended December 31, 2004 totaled $42.2 million, including capital expenditures incurred in connection with the construction of 61 towers. We anticipate that we will build between 125 and 150 new towers through the end of 2005, and expect our 2005 total capital expenditures for construction, improvements and corporate purposes to be between approximately $55.0 million and $65.0 million.

•	Acquisitions. During the year ended December 31, 2004, we acquired a total of 214 towers for approximately $33.4 million, including 25 towers in Brazil and 18 towers in Mexico from NII Holdings for an aggregate of $7.6 million, 97 towers in Mexico from Iusacell Celular for an aggregate of $20.8 million, and 74 towers in the United States from various sellers for an aggregate of $4.3 million. As of December 31, 2004, we were obligated to acquire up to an additional $2.5 million of tower assets.

We plan to continue to allocate our available capital among investment alternatives that can provide the highest potential returns in light of existing market conditions. Accordingly, we may continue to acquire tower sites, build new tower sites and redevelop or improve existing tower sites when the expected returns on such investments meet our investment criteria.

Refinancing and Repurchases of Debt. In order to extend the maturity dates of our indebtedness and reduce interest expense, we use our cash to refinance and repurchase our outstanding debt securities. During 2004, we refinanced or repurchased approximately $2.0 billion of our outstanding debt. For more information about our financing activities, see “—Financing Activities” below.

Contractual Obligations. Our contractual obligations relate primarily to borrowings under the credit facility and our outstanding notes. The following table sets forth information relating to our contractual obligations payable in cash as of December 31, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total
Credit facility term loan A (1)(2)		$22,500	$52,500	$60,000	$60,000	$105,000	$300,000
Credit facility term loan B (1)(2)	$4,000	4,000	4,000	4,000	4,000	378,000	398,000
12.25% senior subordinated discount notes (3)				498,251			498,251
7.25% senior subordinated notes						400,000	400,000
9 3/8% senior notes (4)	133,000				141,884		274,884
7.50% senior notes						225,000	225,000
7.125% senior notes						500,000	500,000
5.0% convertible notes (5)			275,688				275,688
3.25% convertible notes						210,000	210,000
3.00% convertible notes						345,000	345,000
2.25% convertible notes	46						46

Long-term obligations, excluding capital leases and other notes payable	137,046	26,500	332,188	562,251	205,884	2,163,000	3,426,869

Cash interest expense (1)(2)(3)	173,000	171,000	158,000	153,000	125,000	275,000	1,055,000
Capital lease payments (including interest) and other notes payable	4,484	19,691	3,732	3,290	3,250	208,587	243,034
Operating lease payments (6)	106,116	106,319	106,095	106,191	106,214	1,570,111	2,101,046
Purchase obligations for acquisitions	2,500						2,500
Other long-term liabilities (7)	210	996	223	223	223	24,909	26,784

Total	$423,356	$324,506	$600,238	$824,955	$440,571	$4,241,607	$6,855,233

A description of our contractual debt obligations is included in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” as well as in note 6 to our consolidated financial statements.

(1)	The maturity date for our term loan A and any outstanding revolving loans will be accelerated to August 15, 2008, and the maturity date for our term loan B will be accelerated to October 31, 2008, if (1) on or prior to August 1, 2008, our 9 3/8% senior notes have not been (a) refinanced with parent company indebtedness having a maturity date of February 28, 2012 or later or with loans under the credit facility, or (b) repaid, prepaid, redeemed, repurchased or otherwise retired; and (2) our consolidated leverage ratio (total parent company debt to annualized operating cash flow) at June 30, 2008 exceeds 4.50 to 1.00. If this were to occur, the payments due in 2008 for term loan A and term loan B would be $225.0 million and $386.0 million, respectively.

(2)	Interest under our credit facility is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option, either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at December 31, 2004 for the credit facility was 4.35%. For projections of our cash interest expense related to the credit facility, we have assumed the LIBOR rate before the margin as defined in our credit facility agreement, is 2.6% through August 31, 2011.
(3)	The 12.25% senior subordinated discount notes were originally issued as part of an offering of 808,000 units, each unit consisting of one 12.25% senior subordinated discount note having a principal amount of $1,000 at maturity and one warrant to purchase 14.0953 shares of our Class A common stock at $0.01 per share. The 12.25% senior subordinated discount notes accrue no cash interest. Instead, the accreted value of each note increases between the date of original issuance and maturity (August 1, 2008) at a rate of 12.25% per annum. As of December 31, 2004, the remaining outstanding debt under the 12.25% senior subordinated discount notes was $325.4 million accreted value ($303.8 million, net of the allocated fair value of the warrants of $21.6 million).
(4)	On December 6, 2004, we issued a notice for the partial redemption on January 5, 2005 of $133.0 million principal amount of our 9 3/8% senior notes due 2009. Pursuant to the indenture for the 9 3/8% senior notes, once a notice to redeem is issued, notes called for redemption become irrevocably due and payable on the redemption date. Following this redemption, $141.9 million principal amount of 9 3/8% senior notes remained outstanding.
(5)	The holders of our 5.0% convertible notes have the right to require us to repurchase their notes on specified dates prior to their maturity date in 2010, but we may pay the purchase price by issuing shares of our Class A common stock, subject to certain conditions. The obligation with respect to the right of the holders to put the 5.0% convertible notes on February 20, 2007, has been classified as a cash obligation for 2007.
(6)	Operating lease payments include payments to be made under non-cancelable initial terms, as well as payments for certain renewal periods at our option because failure to renew could result in a loss of the applicable tower site and related revenues from tenant leases, thereby making it reasonably assured that we will renew the lease.
(7)	Excludes certain other long-term liabilities included in our consolidated balance sheet, primarily our deferred rent liability for which cash payments are included in operating lease payments and unearned revenue that is not payable in cash.

The above table does not include certain commitments relating to the construction of tower sites under existing build to suit agreements as of December 31, 2004, as we cannot currently estimate the timing and amounts of such payments. (See note 8 to our consolidated financial statements.)

Sources of Cash

Total Liquidity at December 31, 2004. As of December 31, 2004, we had approximately $596.3 million of total liquidity, comprised of approximately $215.6 million in cash and cash equivalents and the ability to draw approximately $380.7 million of the revolving loan under our credit facility. Of the approximately $215.6 million in cash and cash equivalents, we used approximately $145.1 million to redeem on January 5, 2005 a portion of our outstanding 9 3/8% senior notes.

Cash Generated by Operations. For the years ended December 31, 2004, 2003 and 2002, our cash provided by operating activities was $216.7 million, $156.4 million and $105.1 million, respectively. Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2005 in excess of their cash needs for operations and capital expenditures for tower construction, improvements and acquisitions. We expect to use the excess cash generated by operations principally to service our debt.

Credit Facility. As of December 31, 2004, we had approximately $380.7 million of unused capacity under our revolving loan commitments, the only loan under our credit facility that is not fully drawn. We have not borrowed any amounts under our credit facility since refinancing it in May 2004.

Proceeds from the New Credit Facility and Sales of Debt Securities. In May 2004, we refinanced our previous credit facility with a new $1.1 billion senior secured credit facility. In 2004, we also completed four note offerings in institutional private placements through which we raised aggregate net proceeds of approximately $1.1 billion. See “Financing Activities.”

Divestiture Proceeds. During 2004, we continued to execute our strategy of divesting non-core assets and reinvesting the proceeds of such divestitures in higher return tower assets. We received aggregate net proceeds of approximately $32.0 million related to the sale of Kline, our tower construction services unit, and non-core towers and related assets. Proceeds from these and any future transactions have and will be used, to the extent permitted under our credit facilities and mortgages, to acquire additional tower assets and to service debt.

Proceeds from the Sale of Equity Securities. From time to time, we raise funds through public offerings of our equity securities. In addition, we receive proceeds from sales of our equity securities pursuant to our stock option and stock purchase plans. For the year ended December 31, 2004, we received approximately $40.6 million in proceeds from sales of shares of our Class A common stock and the common stock of ATC Mexico pursuant to our stock option and stock purchase plans.

Financing Activities

During the year ended December 31, 2004, we took several actions to increase our financial flexibility and reduce our interest costs.

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

The new credit facility consists of the following:

•	$400.0 million in undrawn revolving loan commitments, against which approximately $19.3 million of undrawn letters of credit were outstanding at December 31, 2004, maturing on February 28, 2011;

•	a $300.0 million term loan A, which is fully drawn, maturing on February 28, 2011; and

•	a $398.0 million term loan B, which is fully drawn, maturing on August 31, 2011.

The new credit facility extends the previous credit facility maturity dates from 2007 to 2011 for a majority of the borrowings outstanding, subject to earlier maturity upon the occurrence of certain events described below, and allows us to use credit facility borrowings and internally generated funds to repurchase other indebtedness without additional lender approval. The new credit facility is guaranteed by us and is secured by a pledge of substantially all of our assets.

The maturity date for term loan A and any outstanding revolving loans will be accelerated to August 15, 2008, and the maturity date for term loan B will be accelerated to October 31, 2008, if (1) on or prior to August 1, 2008, our 9 3/8% senior notes have not been (a) refinanced with parent company indebtedness having a maturity date of February 28, 2012 or later or with loans under the new credit facility, or (b) repaid, prepaid, redeemed, repurchased or otherwise retired, and (2) our consolidated leverage ratio (total parent company debt to annualized operating cash flow) at June 30, 2008 is greater than 4.50 to 1.00. If this were to occur, the payments due in 2008 for term loan A and term loan B would be $225.0 million and $386.0 million, respectively.

Note Offerings. During 2004, we raised approximately $1.1 billion in net proceeds from the sale of debt securities through institutional private placements as follows (in millions):

Debt Security	Date of Offering	Principal Amount	Approximate Net Proceeds
7.50% Senior Notes due 2012	February 2004	$225.0	$221.7
3.00% Convertible Notes due August 15, 2012	August 2004	345.0	335.9
7.125% Senior Notes due 2012	October 2004	300.0	292.8
7.125% Senior Notes due 2012	December 2004	200.0	199.8

Total		$1,070.0	$1,050.2

•

7.50% Senior Notes Offering. In February 2004, we sold $225.0 million principal amount of our 7.50% senior notes due 2012 through an institutional private placement. The 7.50% senior notes mature on May 1, 2012, and interest is payable semiannually in arrears on May 1 and November 1 of each year.

We may redeem the 7.50% senior notes after May 1, 2008. The initial redemption price is 103.750% of the principal amount, subject to a ratable decline after May 1 of the following year to 100% of the principal amount in 2010 and thereafter. The 7.50% senior notes rank equally with our 5.0% convertible notes, our 3.00% convertible notes, our 3.25% convertible notes, our 7.125% senior notes and our 9 3/8% senior notes and are structurally and effectively junior to indebtedness outstanding under our credit facility, our 12.25% senior subordinated discount notes and our 7.25% senior subordinated notes. The indenture for the 7.50% senior notes contains certain covenants that restrict our ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions.

•	3.00% Convertible Notes Offering. In August 2004, we sold $345.0 million principal amount of 3.00% convertible notes due August 15, 2012 through an institutional private placement. The 3.00% convertible notes mature on August 15, 2012, and interest is payable semi-annually in arrears on February 15 and August 15 of each year. The 3.00% convertible notes are convertible at any time prior to maturity, subject to their prior redemption or repurchase, into shares of our Class A common stock at a conversion price of approximately $20.50 per share, subject to adjustment in certain events. Upon a fundamental change of control as defined in the notes indenture, the holders of the 3.00% convertible notes may require us to repurchase all or part of the 3.00% convertible notes for a cash purchase price equal to 100% of the principal amount. In addition, upon a fundamental change in control, the holders may elect to convert their notes based on a conversion rate adjustment that entitles the holders to receive additional shares of the Company’s Class A common stock upon conversion depending on the terms and timing of the change of control. We may redeem the 3.00% convertible notes on or after August 20, 2009 at an initial redemption price of 101.125% of the principal amount, subject to a ratable decline after August 15 of the following year to 100% of the principal amount in 2012. The 3.00% convertible notes rank equally with our other convertible notes, our 7.125% senior notes, our 7.50% senior notes and our 9 3/8% senior notes and are structurally and effectively junior to indebtedness outstanding under our credit facility, our ATI 12.25% senior subordinated discount notes and our ATI 7.25% senior subordinated notes.

•	7.125% Senior Notes Offerings. In October 2004, we sold $300.0 million principal amount of 7.125% senior notes due 2012 through an institutional private placement at a purchase price equal to 100% of face amount. In December 2004, we sold an additional $200.0 million principal amount of 7.125% senior notes due 2012 through an institutional private placement at a purchase price equal to 101.25% of face amount. The 7.125% senior notes mature on October 15, 2012, and interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning April 15, 2005. We may redeem the 7.125% senior notes on or after October 15, 2008 at an initial redemption price of 103.563% of the principal amount, subject to a ratable decline after October 15 of the following year to 100% of the principal amount in 2010 and thereafter. The 7.125% senior notes rank equally with our convertible notes, our 7.50% senior notes and our 9 3/8% senior notes and are structurally and effectively junior to indebtedness outstanding under our credit facility, our ATI 12.25% senior subordinated discount notes and our ATI 7.25% senior subordinated notes. The indenture for the 7.125% senior notes contains certain covenants that restrict our ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions.

Note Redemptions and Repurchases. During 2004, we repurchased and redeemed approximately $1.5 billion in debt securities as follows (in millions):

Debt Security	Date	Principal Amount	Aggregate Price
Redemptions
6.25% Convertible Notes due 2009	February 2004	$212.7	$217.2
9 3/8% Senior Notes due 2009	September 2004	337.0	360.8
9 3/8% Senior Notes due 2009	November 2004	276.0	293.2
9 3/8% Senior Notes due 2009 (1)	January 2005	133.0	139.8

Repurchases
ATI 12.25% Senior Subordinated Discount Notes due 2008 (2)		309.7	230.9
9 3/8% Senior Notes due 2009		112.1	118.9
5.0% Convertible Notes due 2010		73.7	73.3

Total		$1,454.2	$1,434.1

(1)	On December 6, 2004, we issued a notice for the partial redemption on January 5, 2005 of our 9 3/8% senior notes due 2009. Pursuant to the indenture for the 9 3/8% senior notes, once a notice to redeem is issued, notes called for redemption become irrevocably due and payable on the redemption date.
(2)	The repurchased amount of $309.7 million represents the face amount at maturity in 2008. On the date of repurchase, such amount had an accreted value of $179.4 million, net of $14.7 million fair value allocated to warrants.

•	6.25% Convertible Notes Redemption. In February 2004, we used a portion of the net proceeds from our 7.50% senior notes offering to redeem all of our outstanding $212.7 million principal amount of 6.25% convertible notes. We redeemed these notes pursuant to the terms of the indenture at a purchase price equal to 102.083% of the principal amount, plus accrued and unpaid interest. We redeemed these notes for $217.2 million, plus $4.8 million in accrued interest.

•	9 3/8% Senior Notes Redemptions. In September 2004, November 2004 and January 2005, we completed the redemption of an aggregate of $746.0 million principal amount of our outstanding 9 3/8% senior notes due 2009, as follows. On September 20, 2004, we redeemed $337.0 million principal amount of our outstanding 9 3/8% senior notes using the net proceeds from our 3.00% convertible notes offering, plus additional cash on hand. We redeemed these notes pursuant to the terms of the indenture at a purchase price equal to 107.07% of the principal amount, for $360.8 million, plus $4.3 million in accrued interest. On November 4, 2004, we redeemed $276.0 million principal amount of our outstanding 9 3/8% senior notes using the net proceeds from our October 2004 7.125% senior notes offering, plus additional cash on hand. We redeemed these notes pursuant to the terms of the indenture at a purchase price equal to 106.23% of the principal amount, for $293.2 million, plus $6.7 million in accrued interest. On January 5, 2005, we redeemed $133.0 million principal amount of our outstanding 9 3/8% senior notes using a portion of net proceeds from our December 2004 7.125% senior notes offering, plus additional cash on hand. We redeemed these notes pursuant to the terms of the indenture at a purchase price equal to 105.11% of the principal amount, for $139.8 million, plus $5.3 million in accrued interest.

•	Other Debt Repurchases. During the year ended December 31, 2004, in addition to the redemptions discussed above, we repurchased, in privately negotiated transactions, primarily using cash on hand (i) an aggregate of $309.7 million face amount of our ATI 12.25% senior subordinated discount notes ($179.4 million accreted value, net of $14.7 million fair value allocated to warrants) for approximately $230.9 million in cash; (ii) $112.1 million principal amount of our 9 3/8% senior notes for $118.9 million in cash; and (iii) $73.7 million principal amount of our 5.0% convertible notes for approximately $73.3 million in cash. From December 31, 2004 to March 25, 2005, we repurchased an aggregate of $37.0 million face amount of our ATI 12.25% senior subordinated discount notes ($22.6 million accreted value, net of $1.6 million fair value allocated to warrants) for approximately $27.9 million in cash.

Factors Affecting Sources of Liquidity

Internally Generated Funds. Because the majority of our tenant leases are multi-year contracts, a significant majority of the revenues generated by our rental and management segment as of the end of 2004 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it to operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities is dependent upon the demand for antenna space on wireless and broadcast communications towers and for related services and our ability to maximize the utilization of our existing towers.

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

As of December 31, 2004, we were in compliance with all of the foregoing financial tests.

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

In addition to the credit facility, the indentures governing the terms of the ATI 12.25% senior subordinated discount notes and the ATI 7.25% senior subordinated notes contain certain restrictive covenants with which ATI, the sister guarantors and its and their subsidiaries must comply. These include restrictions on their ability to incur additional debt, guarantee debt, pay dividends and make other distributions, make certain investments and, as in the credit facility, use the proceeds from asset sales. Any failure to comply with these covenants would constitute a default. Specifically, the indentures restrict ATI, each of the sister guarantors and its and their restricted subsidiaries from incurring additional debt or issuing certain types of preferred stock. ATI, the sister guarantors and its and their subsidiaries are permitted, however, to incur debt under our credit facility, or renewals, refundings, replacements or refinancings of them, up to $1.6 billion.

The indentures governing the terms of our 9 3/8% senior notes, 7.50% senior notes and 7.125% senior notes also contain certain restrictive covenants with which we and our restricted subsidiaries must comply. These include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions, make certain investments and, as in the credit facilities, use the proceeds from asset sales. Any failure to comply with these covenants would constitute a default. Specifically, the senior note indentures restrict us from incurring additional debt or issuing certain types of preferred stock unless our consolidated debt is not greater than 7.5 times our adjusted consolidated cash flow. We are permitted, however, to incur debt under our credit facility even if we are not in compliance with this ratio, or renewals, refundings, replacements or refinancings of our credit facility.

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

As outlined above, as of December 31, 2004, our annual consolidated cash debt service obligations (principal and interest) for each of the next five years and thereafter are approximately: $314.5 million, $217.2 million, $493.9 million, $718.5 million, $334.1 million and $2.6 billion, respectively. If we are unable to refinance our subsidiary debt or renegotiate the terms of such debt, we may not be able to meet our debt service requirements in the future. In addition, as a holding company, we depend on distributions or dividends from our subsidiaries, or funds raised through debt and equity offerings, to fund our debt obligations. Although the agreements governing the terms of our credit facility and senior subordinated notes permit our subsidiaries to make distributions to us to permit us to meet our debt service obligations, such terms also significantly limit their ability to distribute cash to us under certain circumstances. Accordingly, if we do not receive sufficient funds from our subsidiaries to meet our debt service obligations, we may be required to refinance or renegotiate the terms of our debt, and there is no assurance we will succeed in such efforts.

Our ability to make scheduled payments of principal and interest on our debt obligations, and our ability to refinance such debt obligations, will depend on our future financial performance, which is subject to many factors beyond our control, as outlined above under “Factors That May Affect Future Results.” In addition, our ability to refinance any of our debt in the future may depend on our credit ratings from commercial rating agencies, which are dependent on our expected financial performance, the liquidity factors discussed above, and the rating agencies’ outlook for our industry. We expect that we will need to refinance a substantial portion of our debt on or prior to its scheduled maturity in the future. There can be no assurance that we will be able to secure such refinancings or, if such refinancings are obtained, that the terms will be commercially reasonable.

Capital Markets. Our ability to raise additional funds in the capital markets depends on, among other things, general economic conditions, conditions of the wireless industry, our financial performance and the state of the capital markets. In April 2004, the SEC declared effective our “universal” shelf registration statement for possible future offerings of an aggregate of up to $1.0 billion of debt and/or equity securities, including the offering of shares of our Class A common stock pursuant to a direct stock purchase plan, with respect to which our Board of Directors has approved offerings of up to $150.0 million.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to income taxes, impairment of assets, allowances for accounts receivable, investment impairment charges and revenue recognition under the percentage of completion method. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For a discussion of our other accounting policies, see note 1 to the consolidated financial statements in this annual report on Form 10-K, beginning on page F-7.

•	Income Taxes. We record a valuation allowance to reduce our net deferred tax asset to the amount that management believes is more likely than not to be realized. At December 31, 2004, we provided a valuation allowance of approximately $173.1 million primarily related to our net state deferred tax assets and capital loss carryforwards. In addition, we also recorded a valuation allowance in 2002 related to a tax planning strategy related to the carry back of certain federal net operating losses. The valuation allowance represents the estimated lost tax benefit and costs associated with such strategy. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims and our federal net operating loss carryforwards, as we believe that we will be successful with our tax refund claims and have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

We intend to recover a portion of our net deferred tax asset through our tax refund claims related to certain federal net operating losses, filed during 2003 as part of a tax planning strategy implemented in 2002. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets will be dependent upon our ability to generate approximately $1.4 billion in taxable income from January 1, 2005 to December 31, 2024. If we are unable to generate sufficient taxable income in the future or carry back losses as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders equity.

Depending on the resolution of the Verestar bankruptcy proceedings described in notes 2 and 8 to the consolidated financial statements, we may be entitled to a worthless stock or bad debt deduction for our investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

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

Goodwill—Assets not subject to amortization: As of January 1, 2002, we adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually. SFAS No. 142 also requires that we assess whether goodwill is impaired by performing a transitional impairment test. These tests compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill to measure the amount of goodwill impairment, if any. We completed our transitional impairment testing in the second quarter of 2002 and concluded that all of the goodwill related to our Verestar subsidiary was impaired and that the majority of the goodwill in our network development services segment was impaired. As a result, we recognized a $562.6 million non-cash charge (net of a tax benefit of $14.4 million) related to the write-down of goodwill to its fair value. In accordance with the provisions of SFAS No. 142, the charge is reflected as of January 1, 2002 and included in the results of operations for the year ended December 31, 2002 as the cumulative effect of a change in accounting principle. Fair value estimates were determined based on independent third party appraisals for our rental and management segment and Verestar and future discounted cash flows and market information in our network development services segment.

In December 2004, 2003 and 2002, we completed our annual impairment testing related to the goodwill of our rental and management segment (incorporating an independent third party appraisal in 2003 and 2002) and, in all cases, determined that goodwill was not impaired. Fair value estimates are based on our historical and projected operating results and market information, changes to which could affect those fair value estimates. Our December 2002 annual impairment testing also included the remaining goodwill of our Kline subsidiary (the only services business with remaining goodwill) and, based on available market information, we determined that goodwill was not impaired. In June 2003, we committed to a plan to sell Kline, reclassified its net assets to assets held for sale and recorded an impairment charge (inclusive of Kline’s remaining $10.3 million of goodwill) that reduced Kline’s net assets to the estimated fair value expected upon disposal.

We perform our annual goodwill impairment test on December 1st of each year and when events or circumstances indicate that the asset might be impaired.

•	Allowances for Accounts Receivable. We maintain allowances for accounts receivable for estimated losses resulting from the inability to collect amounts billed to our customers. Such amounts approximated $14.0 million as of December 31, 2004. When evaluating the adequacy of the allowances for accounts receivable, we specifically analyze accounts receivable and historical bad debts, customer concentrations, current economic trends, changes in our customers’ payment terms, reasons why customer accounts remain unpaid and the age of the receivables. If the basis for our estimates and financial condition of our customers were to change, adjustments to the allowances may be required.

•	Investment Impairment Charges. Investments in those entities where we own less than twenty percent of the voting securities of the individual entity and do not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in entities where we own less than twenty percent but have the ability to exercise significant influence over operating and financial policies of the entity or where we own more than twenty percent of the voting securities of the individual entity, but not in excess of fifty percent, are accounted for using the equity method. Our investments are in companies that are not publicly traded, and, therefore, no established market for these securities exists. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies. If we believe that the carrying value of an investment is carried at an amount in excess of fair value, it is our policy to record an impairment charge to adjust the carrying value to the market value. As of December 31, 2004, our only investment was an equity investment with a carrying value of approximately $10.2 million.

•	Revenue Recognition. A portion of our network development services revenue is derived under contracts or arrangements with customers that provide for billings on a fixed price basis. Revenues under these contracts are recognized using the percentage-of-completion methodology. Under the percentage-of-completion methodology, revenues are recognized in accordance with the percentage of contract costs incurred to date compared to the estimated total contract costs. Due to uncertainties and estimates inherent within percentage-of-completion accounting it is possible that estimates will be revised as project work progresses. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. We are in the process of evaluating the two methods of adoption allowed by SFAS 123R; the modified-prospective transition method and the modified-retrospective transition method.

Information Presented Pursuant to the Indentures of Our 9 3/8% Notes, 7.50% Notes, 7.125% Notes, ATI 12.25% Notes and ATI 7.25% Notes

The following table sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our 9 3/8% senior notes, 7.50% senior notes and 7.125% senior notes, and our ATI 12.25% senior subordinated discount notes and ATI 7.25% senior subordinated notes. The information contained in note 19 to our consolidated financial statements is also presented to address certain reporting requirements contained in the indentures for our ATI 12.25% senior subordinated discount notes and ATI 7.25% senior subordinated notes.

The following table presents Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the applicable notes (in thousands):

	9 3/8% Notes	ATI 12.25% Notes, ATI 7.25% Notes, 7.50% Notes and 7.125% Notes
Tower Cash Flow, for the three months ended December 31, 2004	$120,575	$119,218

Consolidated Cash Flow, for the twelve months ended December 31, 2004	$441,547	$435,528
Less: Tower Cash Flow, for the twelve months ended December 31, 2004	(461,426)	(455,420)
Plus: four times Tower Cash Flow, for the three months ended December 31, 2004	482,300	476,872

Adjusted Consolidated Cash Flow, for the twelve months ended December 31, 2004	$462,421	$456,980

Non-Tower Cash Flow, for the twelve months ended December 31, 2004	$(26,279)	$(26,292)

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate caps. All derivative financial instruments are for purposes other than trading. For the year ended December 31, 2004, we repaid or refinanced approximately $2.0 billion of principal on our outstanding debt, including the refinancing of our previous credit facility of $665.8 million with a new $1.1 billion senior secured credit facility; $40.9 million of principal payments under our credit facility; the redemption of $212.7 million principal amount of our 6.25% convertible notes; the partial redemption and repurchase of $725.1 million principal amount of our 9  3/8% senior notes; and the repurchase of $383.4 million face amount of our other debt securities. In February 2004 and August 2004, we issued $225.0 million principal amount of 7.50% senior notes due May 1, 2012 and $345.0 million principal amount of 3.0% convertible notes due August 15, 2012. We also issued $500.0 million principal amount of 7.125% senior notes due October 15, 2012 in October and December 2004. In June 2004 and July 2004, we entered into two cap agreements with an aggregate notional amount of $250.0 million and $100.0 million, respectively, and during the year ended December 31, 2003, we had four caps expire with aggregate notional amounts totaling $500.0 million.

The following tables provide information as of December 31, 2004 and 2003 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

As of December 31, 2004

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$134,386	$15,999	$275,742	$497,849	$141,402	$1,723,477	$2,788,855	$2,907,189
Average Interest Rate(a)	7.23%	7.39%	7.78%	7.35%	5.92%	6.09%
Variable Rate Debt(a)	$4,000	$26,500	$56,500	$64,000	$64,000	$483,000	$698,000	$704,228
Average Interest Rate(a)

Aggregate Notional Amounts Associated with Interest Rate Caps in Place As of December 31, 2004 and Interest Rate Detail by Contractual Maturity Dates (In thousands, except percentages)

Interest Rate CAPS	2005	2006
Notional Amount(b)	$350,000	$350,000
Cap Rate(c)	6.00%	6.00%

As of December 31, 2003 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In thousands, except percentages)

Long-Term Debt	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$1,869	$1,288	$228,776	$349,621	$808,043	$1,650,760	$3,040,357	$2,885,194
Average Interest Rate(a)	8.69%	8.85%	9.07%	9.99%	9.54%	6.68%
Variable Rate Debt(a)	$75,753	$114,156	$136,275	$378,532			$704,716	$703,781
Average Interest Rate(a)

Aggregate Notional Amounts Associated with Interest Rate Caps in Place As of December 31, 2003 and Interest Rate Detail by Contractual Maturity Dates (In thousands, except percentages)

Interest Rate CAPS	2004
Notional Amount(d)	$500,000
Cap Rate(c)	5.00%

(a)	As of December 31, 2004, variable rate debt consists of our credit facility ($698.0 million) and fixed rate debt consists of: the 2.25% Notes ($0.1 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of December 31, 2004 is $501.9 million); the 5.0% Notes ($275.7 million); the 3.25% Notes ($210.0 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($400.0 million); the ATI 12.25% Notes ($498.3 million principal amount due at maturity; the balance as of December 31, 2004 is $303.8 million accreted value, net of the allocated fair value of the related warrants of $21.6 million); the 9 3/8% Notes ($274.9 million); the 3.00% Notes ($345.0 million principal amount due at maturity; the balance as of December 31, 2004 is $344.3 million accreted value) and other debt of $60.0 million. Interest on the credit facility is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at December 31, 2004 for the credit facility was 4.35%. For the year ended December 31, 2004, the weighted average interest rate under the credit facility was 3.81%. The 7.125% Notes bear interest at 7.125% per annum, which is payable semiannually on April 15 and October 15 of each year, beginning April 15, 2005. The 5.0% Notes bear interest at 5.0% per annum, which is payable semiannually on February 15 and August 15 of each year. The ATI 12.25% Notes bear interest (after giving effect to the accretion of the original discount and the accretion of the fair value of the warrants) at 14.7% per annum, payable upon maturity. The 2.25% Notes bear interest (after giving effect to the accretion of the original discount) at 6.25% per annum, which is payable semiannually on April 15 and October 15 of each year. The 9 3/8% Notes bear interest at 9 3/8% per annum, which is payable semiannually on February 1 and August 1 of each year. The 3.25% Notes bear interest at 3.25% per annum, which is payable semiannually on February 1 and August 1 of each year. The ATI 7.25% Notes bear interest at 7.25% per annum, which is payable semiannually on June 1 and December 1 of each year. The 7.50% Notes bear interest at 7.50% per annum, which is payable semiannually on May 1 and November 1 of each year. The 3.00% Notes bear interest at 3.00% per annum, which is payable semiannually on February 15 and August 15 of each year. Other debt consists of notes payable, capital leases and other obligations bearing interest at rates ranging from 7.9% to 12.0%, payable monthly.

As of December 31, 2003, variable rate debt consists of our credit facilities ($704.7 million) and fixed rate debt consists of: the 2.25% Notes ($0.1 million); the 6.25% Notes ($212.7 million); the 5.0% Notes ($349.4 million); the 3.25% Notes ($210.0 million); the ATI 7.25% Notes ($400.0 million); the ATI 12.25% Notes ($808.0 million principal amount due at maturity; the balance as of December 31, 2003 is $424.2 million accreted value, net of the allocated fair value of the related warrants of $44.2 million); the 9 3/8% Notes ($1.0 billion); and other debt of $58.7 million. Interest on the credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at December 31, 2003 for the credit facilities was 4.25%. For the year ended December 31, 2003, the weighted average interest rate under the credit facilities was 3.85%. The 2.25% and 6.25% Notes each bear interest (after giving effect to the accretion of the original discount on the 2.25% Notes) at 6.25% per annum, which is payable semiannually on April 15 and October 15 of each year. The 5.0% Notes bear interest at 5.0% per annum, which is payable semiannually on February 15 and August 15 of each year. The ATI 12.25% Notes bear interest (after giving effect to the accretion of the original discount and the accretion of the warrants) at 14.7% per annum, payable upon maturity. The 9 3/8% Notes bear interest at 9 3/8% per annum, which is payable semiannually on February 1 and August 1 of each year. The 3.25% Notes bear interest at 3.25% per annum, which is payable semiannually on February 1 and August 1 of each year. The ATI 7.25% Notes bear interest at 7.25% per annum, which is payable semiannually on June 1 and December 1 of each year. Other debt consists of notes payable, capital leases and other obligations bearing interest at rates ranging from 7.9% to 12.0%, payable monthly. In January 2004, we refinanced our $267.0 million term loan B under our credit facilities, with a new term loan C due December 31, 2007. The new term loan C has substantially the same terms as term loan B, except that the interest rate spreads for the LIBOR and base rate loans were reduced from 3.5% above LIBOR to 2.25% and from 2.5% above the base rate to 1.25%, respectively. In February 2004, we sold $225.0 million principal amount of 7.50% senior notes due 2012 through an institutional private placement. The net proceeds of the offering were approximately $221.7 million and were used to redeem all of our outstanding 6.25% Notes and to repurchase $4.5 million of our outstanding 5.0% Notes.

(b)	Includes notional amounts of $250,000 and $100,000 that will expire in June and July 2006, respectively.

(c)	Represents the weighted-average fixed rate or range of interest based on contract notional amount as a percentage of total notional amounts in a given year.

(d)	Includes notional amounts of $125,000, $250,000 and $125,000 that expired in May, June and July 2004, respectively.

Our foreign operations include rental and management segment divisions in Mexico and Brazil. The remeasurement losses for the years ended December 31, 2004, 2003, and 2002 approximated $146,000, $1,142,000, and $3,713,000, respectively.

We maintain a portion of our cash and cash equivalents in short-term financial instruments that are subject to interest rate risks. Due to the relatively short duration of such instruments, we believe fluctuations in interest rates with respect to those investments will not materially affect our financial condition or results of operations. However, changes in interest rates can cause interest charges to fluctuate on our variable rate debt, comprised of $698.0 million under our credit facility as of December 31, 2004. A 10% increase, or approximately 44 basis points, in current interest rates would cause an additional pre-tax charge to our net loss of $3.0 million for the year ended December 31, 2004. In addition, changes in interest rates can also cause our cash flows to fluctuate relative to interest payments on variable rate debt. As described above, an increase of 10%, or approximately 44 basis points, in current interest rates would cause our cash outflows to increase by $3.0 million for the year ended December 31, 2004.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

In February 2005, subsequent to the period covered by this report, our management determined that our previously issued financial statements for periods ending on or prior to September 30, 2004 should be restated to correct our accounting practices for ground leases underlying our tower sites. We undertook a review of our lease accounting practices as a result of changes in lease accounting announced by other public companies in January and February of 2005 and guidance provided by the Securities and Exchange Commission in its February 7, 2005 letter to the accounting industry. As a result of this review, our management determined that we should change the periods used to calculate depreciation and amortization expense and straight-line rent expense relating to certain of our tower assets and underlying ground leases. Accordingly, we restated our consolidated financial statements included in our annual report on Form 10-K/A for the fiscal year ended December 31, 2003 and in our quarterly reports on Form 10-Q/A for the first three fiscal quarters of 2004.

In connection with this determination, our management, with the participation of our principal executive officer and principal financial officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Form 10-K, in ensuring that material information relating to American Tower Corporation, required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the requisite time periods. The evaluation did not reveal any fraud, intentional misconduct or concealment on the part of our personnel. We have remediated the ineffectiveness of our disclosure controls and procedures by conducting a review of our lease accounting practices and correcting our accounting practices for depreciation and amortization expense and straight-line rent expense relating to certain of our tower assets and underlying ground leases.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. In performing this assessment and in response to the changes in lease accounting announced by other public companies in January and February of 2005 and guidance provided by the Securities and Exchange Commission in its February 7, 2005 letter to the accounting industry, our management undertook a review of our lease accounting practices, as discussed above, and determined that we should change the periods used to calculate depreciation and amortization expense and straight-line rent expense relating to certain of our tower assets and underlying ground leases. As a result, we restated our consolidated financial statements included in our annual report on Form 10-K/A for the fiscal year ended December 31, 2003 and in our quarterly reports on Form 10-Q/A for the first three fiscal quarters of 2004.

Our management evaluated the impact of this restatement on our assessment of our system of internal control over financial reporting. Based on the definition of “material weakness” in the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the Securities and Exchange Commission is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on this interpretation, our management concluded that a material weakness existed in our internal control over financial reporting relating to the selection, application and monitoring of our accounting practices for depreciation and amortization expense and straight-line rent expense relating to certain of our tower assets and underlying ground leases. Our management disclosed this to the Audit Committee of our Board and to our independent registered public accountants. As a result of this material weakness in our internal control over financial reporting, our management has concluded that, as of December 31, 2004, our internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework. To remediate this material weakness in our internal control over financial reporting, we conducted a review of our lease accounting practices and corrected our accounting practices for depreciation and amortization expense and straight-line rent expense relating to certain of our tower assets and underlying ground leases in the first quarter of 2005.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting. This attestation report is set forth below.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, identified in connection with the evaluation of our internal control performed during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as described above, in the first quarter of 2005 we conducted a review of our lease accounting practices and corrected our accounting practices for depreciation and amortization expense and straight-line rent expense relating to certain of our tower assets and underlying ground leases.

Attestation Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Tower Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that American Tower Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of December 31, 2004, management identified as a material weakness that the Company did not maintain effective controls relating to the selection, application and monitoring of its accounting practices for depreciation and amortization expense and straight-line rent expense relating to certain of its tower assets and underlying ground leases. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004, of the Company and our report dated March 29, 2005 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of Statement or Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets”.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 29, 2005

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their respective ages and positions as of March 20, 2005 are set forth below:

James D. Taiclet, Jr.	44	Chairman, President and Chief Executive Officer

J. Michael Gearon, Jr.	40	Vice Chairman and President, American Tower International

Bradley E. Singer	38	Chief Financial Officer and Treasurer

Steven J. Moskowitz	41	Executive Vice President and President, U.S. Tower Division

William H. Hess	42	Executive Vice President and General Counsel

Timothy F. Allen	36	Senior Vice President, Finance and Corporate Controller

James D. Taiclet, Jr. is our Chairman, President and Chief Executive Officer. Mr. Taiclet joined us in September 2001 as President and Chief Operating Officer, was named our Chief Executive Officer in October 2003, was elected as a director in November 2003, and was named our Chairman in February 2004. Prior to joining us, Mr. Taiclet had been President of Honeywell Aerospace Services, a part of Honeywell International, since March 1999. Mr. Taiclet was with United Technologies from March 1996 until March 1999, serving as Vice President, Pratt & Whitney Engine Services. Mr. Taiclet received a Masters in Public Affairs from Princeton University, where he was a Wilson Fellow, and is a distinguished graduate of the United States Air Force Academy.

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

William H. Hess is our Executive Vice President and General Counsel. Mr. Hess joined us in 2001 as Chief Financial Officer of American Tower International, and was appointed Executive Vice President in May 2001. Mr. Hess was appointed to his current position in September 2002. Prior to joining us, Mr. Hess had been a partner with the law firm of King & Spalding LLP, which he joined in 1990. Mr. Hess received a J.D. degree from Vanderbilt University Law School, and is a graduate of Harding University.

Timothy F. Allen is our Senior Vice President, Finance and Corporate Controller. Mr. Allen joined us in February 1999 as Manager of Financial Reporting and was appointed Vice President of Finance in February 2002. Mr. Allen became our corporate controller in April 2003, and was appointed Senior Vice President, Finance in May 2004. Prior to joining us, Mr. Allen was a senior manager with the accounting firm of KPMG LLP. Mr. Allen is a graduate of Providence College.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1. Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

2. Financial Statement Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this annual report on Form 10-K.

3. Exhibits. See Index to Exhibits. The exhibits listed in the Index to Exhibits immediately preceding the exhibits are filed herewith in response to this Item.

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

Signature	Title	Date

/s/ JAMES D. TAICLET, JR. James D. Taiclet, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2005

/s/ BRADLEY E. SINGER Bradley E. Singer	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 29, 2005

/s/ TIMOTHY F. ALLEN Timothy F. Allen	Senior Vice President, Finance and Controller (Principal Accounting Officer)	March 29, 2005

/s/ RAYMOND P. DOLAN Raymond P. Dolan	Director	March 29, 2005

/s/ CAROLYN F. KATZ Carolyn F. Katz	Director	March 29, 2005

/s/ GUSTAVO LARA CANTU Gustavo Lara Cantu	Director	March 29, 2005

/s/ FRED R. LUMMIS Fred R. Lummis	Director	March 29, 2005

/s/ PAMELA D. A. REEVE Pamela D. A. Reeve	Director	March 29, 2005

AMERICAN TOWER CORPORATION

REPORT OF INDEPENDENT REGISTERE D PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Tower Corporation

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Tower Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in notes 1 and 4 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 29, 2005

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(In thousands, except share data)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$215,557	$105,465
Restricted cash and investments		170,036
Accounts receivable, net of allowances	38,634	57,735
Prepaid and other current assets	45,367	51,644
Deferred income taxes	6,090	14,122
Assets held for sale	3,389	17,651

Total current assets	309,037	416,653

PROPERTY AND EQUIPMENT, net	2,273,356	2,483,324
OTHER INTANGIBLE ASSETS, net	985,303	1,019,749
GOODWILL	592,683	592,683
DEFERRED INCOME TAXES	633,814	502,737
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	291,779	275,508

TOTAL	$5,085,972	$5,290,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$121,672	$107,557
Accrued interest	39,466	59,734
Current portion of long-term obligations	138,386	76,627
Unearned revenue	32,681	41,449
Liabilities held for sale		9,910

Total current liabilities	332,205	295,277

LONG-TERM OBLIGATIONS	3,155,228	3,283,104
OTHER LONG-TERM LIABILITIES	121,505	83,496

Total liabilities	3,608,938	3,661,877

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES	6,081	18,599
STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 500,000,000 shares authorized; 229,745,116 and 211,855,658 shares issued, 229,599,895 and 211,710,437 shares outstanding, respectively	2,297	2,119
Class B Common Stock: $.01 par value; 0 and 50,000,000 shares authorized, respectively; 0 and 6,969,529 shares issued and outstanding, respectively		70
Class C Common Stock: $.01 par value; 10,000,000 shares authorized; 0 and 1,224,914 shares issued and outstanding, respectively		12
Additional paid-in capital	4,012,425	3,910,879
Accumulated deficit	(2,539,403)	(2,291,816)
Note receivable		(6,720)
Treasury stock (145,221 shares at cost)	(4,366)	(4,366)

Total stockholders’ equity	1,470,953	1,610,178

TOTAL	$5,085,972	$5,290,654

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2003, and 2002

(In thousands, except per share data)

	2004	2003	2002
REVENUES:
Rental and management	$684,422	$619,697	$544,906
Network development services	22,238	12,796	32,888

Total operating revenues	706,660	632,493	577,794

OPERATING EXPENSES:
Rental and management	237,312	236,680	242,801
Network development services	18,801	9,493	29,214
Depreciation, amortization and accretion	329,449	330,414	327,665
Corporate general, administrative and development expense	27,468	26,867	30,229
Impairments, net loss on sale of long-lived assets and restructuring expense	23,876	31,656	101,372

Total operating expenses	636,906	635,110	731,281

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	69,754	(2,617)	(153,487)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $1,497, $1,496 and $1,494, respectively	14,316	14,222	13,938
Interest income	4,844	5,255	3,496
Interest expense	(262,237)	(279,783)	(254,345)
Loss on retirement of long-term obligations	(138,016)	(46,197)	(8,869)
Other expense	(2,798)	(8,598)	(7,004)

Total other expense	(383,891)	(315,101)	(252,784)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(314,137)	(317,718)	(406,271)
Income tax benefit	80,176	77,796	81,141
Minority interest in net earnings of subsidiaries	(2,366)	(3,703)	(2,118)
Loss on equity method investments	(2,915)	(21,221)	(18,555)

LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(239,242)	(264,846)	(345,803)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $4,438, $11,747 AND $28,363, RESPECTIVELY	(8,345)	(60,475)	(255,119)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(247,587)	(325,321)	(600,922)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $14,438			(562,618)

NET LOSS	$(247,587)	$(325,321)	$(1,163,540)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations before cumulative effect of change in accounting principle	$(1.07)	$(1.27)	$(1.77)
Loss from discontinued operations	(0.03)	(0.29)	(1.30)
Cumulative effect of change in accounting principle			(2.88)

NET LOSS PER COMMON SHARE	$(1.10)	$(1.56)	$(5.95)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	224,336	208,098	195,454

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003, and 2002

(In thousands, except share data)

	Common Stock		Common Stock		Common Stock
	Class A		Class B		Class C		Treasury Stock		Note Receivable	Additional Paid-in Capital	Accumulated Other Compre- hensive Income	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Loss
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2002	185,162,631	$1,851	8,001,769	$80	2,267,813	$23	(144,597)	$(4,340)	$(6,720)	$3,639,510	$(16,057)	$(802,955)	$2,811,392
Issuance of common stock - Employee Stock Purchase Plan	396,295	4								2,509			2,513
Share Class Exchanges	84,699	1	(84,699)	(1)
Net change in fair value of cash flow hedges, net of tax											(9,138)		(9,138)	$(9,138)
Reclassification adjustment for realized losses on derivative instruments, net of tax											19,527		19,527	19,527
Foreign currency translation adjustment											104		104	104
Net loss												(1,163,540)	(1,163,540)	(1,163,540)

Total comprehensive loss														$(1,153,047)

BALANCE, DECEMBER 31, 2002	185,643,625	$1,856	7,917,070	$79	2,267,813	$23	(144,597)	$(4,340)	$(6,720)	$3,642,019	$(5,564)	$(1,966,495)	$1,660,858

Issuance of common stock - August offering	14,260,000	143								120,200			120,343
2.25% convertible notes exchanged for common stock	8,415,984	84								86,045			86,129
12.25% Senior Subordinated Notes - Warrants										52,525			52,525
Issuance of common stock - Employee Stock Purchase Plan	200,287	2								959			961
Share Class Exchanges	1,990,440	20	(947,541)	(9)	(1,042,899)	(11)
Stock option activity	1,345,322	14								7,859			7,873
Treasury stock transaction							(624)	(26)					(26)
Net change in fair value of cash flow hedges, net of tax											(329)		(329)	$(329)
Reclassification adjustment for realized losses on derivative instruments, net of tax											5,893		5,893	5,893
Tax benefit of stock options										1,272			1,272
Net loss												(325,321)	(325,321)	(325,321)
Total comprehensive loss														$(319,757)

BALANCE, DECEMBER 31, 2003	211,855,658	$2,119	6,969,529	$70	1,224,914	$12	(145,221)	$(4,366)	$(6,720)	$3,910,879		$(2,291,816)	$1,610,178

Share Class Exchanges	8,194,443	82	(6,969,529)	(70)	(1,224,914)	(12)
Stock option activity	6,249,324	62								43,004			43,066
Issuance of common stock - Stock Purchase Plans	86,045									854			854
ATC Mexico activity	3,359,646	34							6,720	41,421			48,175
ATC South America activity										67			67
Tax benefit of stock options										16,200			16,200
Net loss												(247,587)	(247,587)	(247,587)
Total comprehensive loss														$(247,587)

BALANCE, DECEMBER 31, 2004	229,745,116	$2,297					(145,221)	$(4,366)		$4,012,425		$(2,539,403)	$1,470,953

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003, and 2002

(In thousands)

	2004	2003	2002
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(247,587)	$(325,321)	$(1,163,540)
Adjustments to reconcile net loss to cash provided by operating activities:
Cumulative effect of change in accounting principle, net			562,618
Depreciation, amortization and accretion	329,449	330,414	327,665
Non-cash items reported in discontinued operations (primarily depreciation, asset impairments and net losses on dispositions)	3,725	53,043	266,817
Minority interest in net earnings of subsidiaries	2,366	3,703	2,118
Loss on investments and other non-cash expense	4,295	20,525	20,286
Impairments, net loss on sale of long-lived assets and non-cash restructuring expense	23,130	29,400	90,734
Loss on retirement of long-term obligations	138,016	46,197	8,869
Amortization of deferred financing costs, debt discounts and other non-cash interest	72,857	75,595	18,166
Provision for losses on accounts receivable	17,440	21,940	15,654
Deferred income taxes	(92,443)	(77,796)	(84,288)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1,335	(3,649)	23,621
Prepaid and other assets	(18,665)	(11,908)	28,989
Accounts payable and accrued expenses	(3,247)	312	(26,124)
Accrued interest	(20,268)	(4,363)	4,647
Unearned revenue	(10,990)	(3,139)	(5,684)
Other long-term liabilities	17,287	1,433	14,601

Cash provided by operating activities	216,700	156,386	105,149

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(42,181)	(61,608)	(180,497)
Payments for acquisitions, net of cash acquired	(33,403)	(95,077)	(56,361)
Payments for acquisition of Mexico minority interest	(3,947)
Proceeds from (advances of) notes receivable, net		6,946	5,068
Proceeds from sales of businesses and other long-term assets	31,987	110,753	109,353
Distributions to minority interest	(456)	(671)	(488)
Deposits and investments	2,784	(16,353)	7,668

Cash used for investing activities	(45,216)	(56,010)	(115,257)

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of debt securities and notes payable	1,072,500	1,032,384
Net proceeds from equity offerings, stock options and stock purchase plans	40,556	126,847	1,305
Borrowings under credit facility	700,000		160,000
Repayment of notes payable, credit facility and capital leases	(2,003,401)	(1,071,956)	(148,270)
Restricted cash	170,036	(170,036)	94,071
Deferred financing costs and other financing activities	(41,083)	(39,442)	(5,664)

Cash (used for) provided by financing activities	(61,392)	(122,203)	101,442

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	110,092	(21,827)	91,334
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	105,465	127,292	35,958

CASH AND CASH EQUIVALENTS, END OF YEAR	$215,557	$105,465	$127,292

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—American Tower Corporation and subsidiaries (collectively, ATC or the Company), is an independent owner, operator and developer of wireless and broadcast communications sites in the United States, Mexico and Brazil. The Company’s primary business, as discussed in note 16, is the leasing of antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies. The Company also provides limited network development services that support its rental and management operations and the addition of new tenants on its towers. During 2004 and 2003, the Company sold or committed to sell certain non-core businesses, which have been reported as discontinued operations. (See note 2.)

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company consolidates those entities in which it owns greater than fifty percent of the entity’s voting stock, with the exception of Verestar, Inc. (Verestar), as discussed in note 2.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying consolidated financial statements. The significant estimates in the accompanying consolidated financial statements include revenue recognition under the percentage completion method, impairment of cost and equity investments, impairment of long-lived assets (including goodwill), allowances for accounts receivable and valuation allowances related to deferred tax assets.

Revenue Recognition—Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned. Fixed escalation clauses present in non-cancelable lease agreements, excluding those tied to the Consumer Price Index (CPI) or other inflation-based indices, and other incentives present in lease agreements with the Company’s customers are recognized on a straight-line basis over the terms of the applicable leases. Straight-line revenues for the years ended December 31, 2004, 2003 and 2002 approximated $24,762,000, $22,944,000 and $25,725,000, respectively. Amounts billed up-front for certain services provided in connection with the execution of lease agreements are initially deferred and recognized as revenue over the terms of the applicable leases. Amounts billed or received prior to being earned are deferred and reflected in unearned revenue in the accompanying consolidated balance sheets until such time as the earnings process is complete.

Network development service revenues, the majority of which are included in discontinued operations, are derived under contracts or arrangements with customers that provide for billings on a time and materials, cost plus profit or fixed price basis. Revenues are recognized as services are performed with respect to the time and materials and cost plus profit contracts. Revenues are recognized using the percentage-of-completion method for fixed price contracts. Under the percentage-of-completion methodology, revenues are recognized in accordance with the percentage of contract costs incurred to date compared to estimated total contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. (See note 2.)

Rent Expense—Many of the leases underlying the Company’s tower sites have fixed rent escalators, which provide for periodic increases in the amount of ground rent payable by the Company over time. The Company calculates straight-line ground rent expense for these leases based on the term of the underlying ground lease, the applicable tower’s useful life, and the term of the tenant lease on the applicable tower. Typically, the Company enters into tenant leases, which contain multiple renewal options, with its customers for antenna space on its towers. Certain of these tenant leases require the Company to exercise all available renewal options pursuant to the underlying ground lease, if the tenant exercises its renewal option. For towers with these types of tenant

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

leases at the inception of the ground lease, the Company calculates its straight-line ground rent over the lesser of the remaining ground lease life (including all renewal options) or the life of the tenant lease (including all renewal options). In instances where the Company’s tenant leases do not require the Company to exercise all available renewal options pursuant to the underlying ground lease, the Company calculates its straight-line ground rent over the lesser of the ground lease life (including all renewal options) or a period equal to or greater than the 15-year period over which the Company depreciates its tower assets.

Straight-line ground rent expense approximated $12,101,000, $14,687,000 and $16,685,000, respectively, for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s deferred rent liability of approximately $81.2 million and $69.1 million is included in other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2004 and 2003, respectively.

Corporate General, Administrative and Development Expense—Corporate general and administrative expense consists of corporate overhead costs not specifically allocable to any of the Company’s individual business segments. Development expense consists of uncapitalized acquisition costs, costs to integrate acquisitions, costs associated with new business initiatives and abandoned acquisition costs.

Loss on Retirement of Long-Term Obligations—Loss on retirement of long-term obligations primarily includes cash paid to retire debt in excess of its carrying value and non-cash charges related to the write-off of deferred financing fees. In addition, it also includes non-cash charges related to the fair value of incremental stock issued to induce convertible noteholders to convert their holdings prior to the scheduled redemption date. Such amounts are expensed as incurred in accordance with Statement of Financial Accounting Standard (SFAS) No. 84 “Induced Conversions of Convertible Debt.” (See note 6.) Loss on retirement of long-term obligations also includes gains from repurchasing certain of the Company’s debt obligations.

Discount and Premium on Notes—The Company amortizes the discount on its convertible, senior and senior subordinated discount notes (including the allocated fair value of the related warrants) and the premium on its senior notes using the effective interest method over the term of the obligation. Such amortization is recorded as interest expense in the accompanying consolidated statements of operations. (See note 6.)

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

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables by actively monitoring the credit worthiness of its borrowers and customers. Accounts receivable are reported net of allowances of $13,968,000, $17,445,000 and $16,041,000 as of December 31, 2004, 2003 and 2002, respectively. Amounts charged against allowances, net of recoveries, for the years ended December 31, 2004, 2003 and 2002 approximated $20,917,000, $20,536,000, and $17,111,000, respectively. The effect of reclassifications to discontinued operations impacted the comparability of the allowances for the year ended December 31, 2002 by $(6,306,000).

Derivative Financial Instruments—The Company complies with the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended and is exposed to interest rate risk relating to variable interest rates on its credit facilities described in note 6. During the years ended December 31, 2004, 2003 and 2002, as part of its overall strategy to manage the level of exposure to the risk of interest rate fluctuations

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under its variable rate credit facilities, the Company used interest rate swaps, caps and collars. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of other comprehensive loss and subsequently reclassified into the statement of operations when the hedged transaction affects operations. The ineffective portion of the gain or loss on the derivative instrument is immediately recognized in the statement of operations. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the statement of operations in the period of change. The Company does not hold derivative financial instruments for trading purposes. As of December 31, 2004 and 2003, the Company did not have any derivative instruments designated as cash flow hedges and managed its interest rate risk solely with interest rate caps. (See note 7.)

Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries in Mexico and Brazil is the U.S. dollar. Monetary assets and liabilities related to the Company’s Mexican and Brazilian operations are remeasured from the local currency into U.S. dollars at the rate of currency exchange at the end of the applicable fiscal period. Non-monetary assets and liabilities are remeasured at historical exchange rates. Revenues and expenses are remeasured at average monthly exchange rates. All remeasurement gains and losses are included in the Company’s consolidated statement of operations within the caption other expense. The net remeasurement losses for the years ended December 31, 2004, 2003 and 2002 approximated $146,000, $1,142,000, and $3,713,000, respectively.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, demand deposits and short-term investments with remaining maturities (when purchased) of three months or less.

Restricted Cash and Investments—As of December 31, 2004, the Company was not required to hold any of its cash and investments in restricted accounts. As of December 31, 2003, restricted cash and investments represented amounts required to be held in escrow to pay, repurchase, redeem or retire certain of the Company’s outstanding debt or to be transferred to the borrower subsidiaries under the credit facilities. (See notes 6 and 13.)

Property and Equipment—Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties). Cost for self-constructed towers includes direct materials and labor, indirect costs associated with construction and capitalized interest. Approximately $226,000, $672,000, and $5,835,000 of interest was capitalized for the years ended December 31, 2004, 2003 and 2002, respectively.

Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Property and equipment acquired through capital leases are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Towers on leased land are depreciated over the shorter of the term of the ground lease (including renewal options) or the estimated useful life of the tower (15 years). Asset useful lives are as follows:

Equipment	3-15 years
Buildings	32 years
Building and land improvements	15-32 years
Towers	up to 15 years

Expenditures for repairs and maintenance are expensed as incurred. Betterments and improvements that extend an asset’s useful life or enhance capacity are capitalized.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets—The Company complies with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) which was adopted effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142. Intangible assets that are deemed to have a definite life continue to be amortized over their useful lives. (See note 4.)

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

Sales of Subsidiary Stock—During the year ended December 31, 2004, certain option holders exercised options to purchase a 3.2% interest in the subsidiary that conducts the Company’s Mexico operations and an executive officer purchased an approximate 1.6% interest in the subsidiary that conducts the Company’s Brazil operations. As a result, the Company adopted the provisions of SEC Staff Accounting Bulletin (SAB) No. 51, “Accounting for Sales of Stock by a Subsidiary” (SAB No. 51) and recorded the difference between the Company’s carrying value of the interest in the subsidiary’s equity that was sold over the proceeds received for that interest to additional paid-in-capital. The Company records any gains or losses resulting from the sale of stock by a subsidiary as a component of stockholders’ equity. (See note 10.)

Loss per Common Share—Basic and diluted net loss per common share has been computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2004, 2003 and 2002, potential common shares, including options, warrants and shares issuable upon conversion of the Company’s convertible notes, have been excluded from the computation of diluted loss per common share, as their effect is anti-dilutive. Potential common shares excluded from the calculation of net loss per share were approximately 68.8 million, 65.6 million, and 50.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Impairments, Net Loss on Sale of Long-Lived Asset and Discontinued Operations—The Company reviews long-lived assets, including intangibles with definite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by determining whether the net book value of the related assets will be recovered, either through projected undiscounted future cash flows (with respect to operating assets), or anticipated proceeds from sales (with respect to non-core assets that are designated for sale). If the Company determines that the carrying value of an asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows to be provided from the asset or the estimated sale proceeds, as compared to the asset’s carrying value. The Company also complies with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) regarding impairment assessments and decisions concerning discontinued operations. The Company records impairment losses in the period in which it identifies such impairments. (See notes 2 and 11.)

Notes Receivable and Other Long-Term Assets—Other long-term assets primarily represent the Company’s notes receivable described in note 5, deferred rent asset associated with the straight-lining of non-cancelable tenant

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

leases that contain fixed escalation clauses over the terms of the applicable leases, as well an equity investment and long-term deposits.

Investments in those entities where the Company owns less than twenty percent of the voting stock of the individual entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in entities where the Company owns less than twenty percent but has the ability to exercise significant influence over operating and financial policies of the entity, or where the Company owns more than twenty percent of the voting stock of the individual entity, but not in excess of fifty percent, are accounted for using the equity method. As of December 31, 2004 and 2003, the Company’s investments were in companies that are not publicly traded, and, therefore, no established market for their securities exists. The Company has a policy in place to review the fair value of its investments on a regular basis to evaluate the carrying value of the investments in these companies. If the Company believes that the carrying value of an investment is in excess of fair market value, it is the Company’s policy to record an impairment charge to adjust the carrying value to fair market value. The Company’s only investment was an equity investment with a carrying value of $10.2 million and $13.1 million as of December 31, 2004 and 2003, respectively.

During the years ended December 31, 2003 and 2002, the Company recorded impairment charges on its cost and equity investments of approximately $19.3 million, and $11.3 million, respectively. In addition, during the years ended December 31, 2004, 2003 and 2002, the Company recorded losses on equity method investments of approximately $2.9 million, $1.9 million, and $9.0 million, respectively. Losses on equity method investments are recorded in accordance with Emerging Issues Task Force No. 99-10 “Percentage Used to Determine the Amount of Equity Method Losses.”

Asset Retirement Obligations—The Company complies with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The fair value of a liability for asset retirement obligations is to be recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of liabilities for asset retirement obligations generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is recorded as an operating expense. The Company has certain legal obligations related to tower assets which fall within the scope of SFAS No. 143 and include obligations to remediate leased land on which the Company’s tower assets are located. The significant assumptions used in estimating the Company’s aggregate asset retirement obligation are: timing of tower removals; timing and number of land lease renewals; expected inflation rates that are consistent with historical inflation rates; and credit-adjusted risk-free rates that approximate the Company’s incremental borrowing rate.

The provisions of SFAS No. 143 were effective for the Company as of January 1, 2003. The Company recognized the cumulative effect of adopting SFAS No. 143 of $1.3 million in other expense in its consolidated statement of operations for the year ended December 31, 2003. During 2004, the Company revised certain assumptions used in estimating its aggregate retirement obligation, resulting in an increase in depreciation amortization and accretion expense of $4.5 million, an increase in tower assets of $12.0 million, and an increase in other long term liabilities of approximately $16.5 million. The Company’s accretion expense of $5.3 million and $0.2 million for the years ended December 31, 2004 and 2003, respectively, is recorded in depreciation, amortization and accretion expense in the accompanying consolidated statement of operations. The Company’s asset retirement obligation approximates $23.5 million and $4.1 million as of as of December 31, 2004 and 2003, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The Company did not settle any material liabilities related to this obligation during the years ended December 31, 2004 and 2003.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation—The Company complies with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. The Company continues to use Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” to account for equity grants and awards to employees, officers and directors and has adopted the disclosure-only provisions of SFAS No. 148. In accordance with APB No. 25, the Company recognizes compensation expense based on the excess, if any, of the quoted stock price at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The Company’s stock option plans are more fully described in note 13. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R), described below.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (as amended) to stock-based compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model (in thousands, except per share amounts):

	2004	2003	2002
Net loss as reported	$(247,587)	$(325,321)	$(1,163,540)
Add: Stock-based employee compensation expense associated with modifications, net of related tax effect, included in net loss as reported	2,297	2,077
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(23,906)	(31,156)	(38,126)

Pro-forma net loss	$(269,196)	$(354,400)	$(1,201,666)

Basic and diluted net loss per share—as reported	$(1.10)	$(1.56)	$(5.95)
Basic and diluted net loss per share pro-forma	$(1.20)	$(1.70)	$(6.15)

During the year ended December 31, 2004 and 2003, the Company modified certain option awards to accelerate vesting and recorded charges of $3.0 million and $2.3 million, respectively, and corresponding increases to additional paid in capital in the accompanying consolidated financial statements.

Fair Value of Financial Instruments—The carrying values of the Company’s financial instruments, with the exception of long-term obligations, including current portion, reasonably approximate the related fair values as of December 31, 2004 and 2003. As of December 31, 2004, the carrying amount and fair value of long-term obligations, including current portion, were $3.3 billion and $3.6 billion, respectively. As of December 31, 2003, the carrying amount and fair value of long-term obligations, including current portion, were $3.4 billion and $3.6 billion, respectively. Fair values are based primarily on quoted market prices for those or similar instruments.

Retirement Plan—The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. Under the plan, the Company matching contribution for periods prior to June 30, 2004 was 35% up to a maximum 5% of a participant’s contributions. Effective July 1, 2004, the plan was amended to increase the Company match to 50% up to a maximum 6% of a participant’s contributions. The Company contributed approximately $533,000, $825,000 and $979,000 to the plan for the years ended December 31, 2004, 2003 and 2002, respectively.

Recent Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, Accounting for

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company is in the process of evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.

Reclassifications—Certain reclassifications have been made to the 2003 and 2002 financial statements and related notes to conform with the 2004 presentation.

2.    DISCONTINUED OPERATIONS

In 2004, 2003 and 2002, in connection with the Company’s plan to focus on its core tower business, the Company sold or committed to sell several non-core businesses. In accordance with SFAS No. 144, the Company classified the operating results of these businesses as discontinued operations in the accompanying consolidated statements of operations. In addition, the assets and liabilities of the discontinued operations not disposed of as of December 31, 2004 and 2003 have been reflected as assets held for sale and liabilities held for sale in the accompanying consolidated balance sheets.

The following businesses have been reflected as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Impairment charges and gains/losses are presented net of taxes.

Tower Construction Services Unit—In August 2004, the Company announced that it was considering strategic alternatives for its tower construction services unit (previously included in the network development services segment), including a potential sale of all of its tower construction service capabilities. In October 2004, the Company committed to a plan of disposal by entering into an agreement to sell its tower construction services unit and reported this unit as a discontinued operation commencing in the fourth quarter of 2004. In November 2004, the Company consummated the sale of its tower construction services unit, including $3.9 million of inventory and $5.2 million of net property and equipment. Total consideration was approximately $9.1 million, including $6.8 million of cash proceeds, subject to adjustment, and the buyer’s assumption of $2.3 million of capital lease obligations. Pursuant to this transaction, the Company recorded a net loss on disposal of approximately $1.7 million, which is reflected in loss from discontinued operations, net, in the accompanying consolidated statement of operations for the year ended December 31, 2004.

The Company’s network development services segment will continue to provide complementary non-construction services to the rental and management segment including site acquisition, zoning, permitting and structural analysis.

Kline—In June 2003, the Company committed to a plan to sell its steel fabrication and tall tower construction service subsidiary, Kline Iron & Steel Co., Inc. (Kline), which was previously included in the Company’s network development services segment. During 2003, the Company recognized an aggregate non-cash charge of approximately $14.6 million (including $10.3 million of goodwill) related to the impairment of Kline’s net assets to reduce their carrying value to the estimated proceeds expected upon disposal. This charge is reflected in loss from discontinued operations, net, in the accompanying consolidated statement of operations for the year ended December 31, 2003. In March 2004, the Company

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sold substantially all the assets of Kline for approximately $4.0 million in cash and up to an additional $2.0 million in cash payable in 2006 based on future revenues generated by Kline. The Company expects to sell the remaining assets of Kline, primarily real estate, by September 30, 2005.

Verestar—In December 2002, the Company committed to a plan to sell Verestar by December 31, 2003. Pursuant to that plan, in February 2003, Verestar consummated the sale of Maritime Telecommunications Network (MTN), a subsidiary of Verestar, for approximately $25.5 million. In December 2003, Verestar filed for protection under Chapter 11 of the federal bankruptcy laws. Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. Accordingly, due to the bankruptcy filing, the Company ceased to consolidate Verestar’s financial results beginning December 22, 2003. The operations of Verestar are included in loss from discontinued operations, net, in the accompanying consolidated statements of operations through the date of the bankruptcy filing.

The Company recognized aggregate impairment charges related to its investment in Verestar of approximately $26.5 million and $187.8 million for the years ended December 31, 2003 and 2002, respectively. These charges reduced the carrying value of the Company’s investment in Verestar to zero as of December 31, 2003. These charges are included in loss from discontinued operations, net, in the accompanying consolidated statements of operations for the years ended December 31, 2003 and 2002.

The Company is primarily and secondarily liable as a guarantor for certain contractual obligations associated with Verestar. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against the Company for breaches by Verestar on those contracts. As of December 31, 2003, the Company recorded a $10.0 million liability for its estimate of costs that it may incur under these contracts and adjusted such estimate to reflect actual payments made and changes in estimates during 2004. The remaining liability of $3.2 million as of December 31, 2004 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. (See note 8.)

Other Transactions—In August 2003, the Company consummated the sale of Galaxy Engineering (Galaxy), a radio frequency engineering, network design and tower-related consulting business previously included in the network development services segment. The purchase price of approximately $3.5 million included $2.0 million in cash, which the Company received at closing, and an additional $1.5 million payable on January 15, 2008, or at an earlier date based on the future revenues of Galaxy. The Company received $0.5 million of this amount in January 2005. Pursuant to this transaction, the Company recorded a net loss on disposal of approximately $2.4 million in the accompanying consolidated statement of operations for the year ended December 31, 2003.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, the Company committed to a plan to sell an office building in Schaumburg, Illinois (previously held primarily as rental property and reported in the rental and management segment) and recorded an estimated net loss on disposal of $3.2 million in the accompanying consolidated statement of operations for the year ended December 31, 2002. In March 2003, the Company consummated the sale of this building for net proceeds of approximately $10.3 million in cash and recorded a net loss on disposal of $0.1 million in the accompanying consolidated statement of operations for the year ended December 31, 2003.

In December 2002, the Company consummated the sale of the building where it maintained its corporate headquarters (previously held primarily as rental property and reported in the rental and management segment) for approximately $68.0 million and recorded a net gain on disposal of approximately $5.7 million for the year ended December 31, 2002. Approximately $38.5 million of the net proceeds were used to retire the building’s existing mortgage. As the Company maintains its corporate offices within the building, it also entered into a lease agreement for a portion of the building’s total office space. The lease has been classified as an operating lease and approximately $5.9 million of additional gain was deferred in accordance with SFAS No. 13, “Accounting for Leases,” as amended.

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

The following table presents summary operating results of the discontinued operations (in thousands):

	2004	2003	2002
Revenue	$71,993	$283,124	$509,341

Loss from discontinued operations	(11,821)	(13,604)	(262,406)
Income tax benefit on loss from discontinued operations	4,101	1,587	20,797
Loss on disposal of discontinued operations, net of tax benefit of $337, $10,160 and $7,566 respectively	(625)	(48,458)	(13,510)

Loss from discontinued operations, net	$(8,345)	$(60,475)	$(255,119)

The Company had assets held for sale and liabilities held for sale comprised of the following as of December 31, (in thousands):

	2004	2003
Accounts receivable, net		$2,982
Prepaids and other current assets		3,948
Property and equipment, net	$3,389	10,558
Other long-term assets		163

Assets held for sale	$3,389	$17,651

Accounts payable, accrued expenses and other current liabilities		$8,416
Capital lease obligations		1,494

Liabilities held for sale		$9,910

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    PROPERTY AND EQUIPMENT

Property and equipment (including assets held under capital leases) consist of the following as of December 31, (in thousands):

	2004	2003
Towers	$2,788,162	$2,784,564
Equipment	115,244	108,296
Buildings and improvements	162,120	165,877
Land and improvements	176,937	173,619
Construction-in-progress	27,866	38,683

Total	3,270,329	3,271,039
Less accumulated depreciation and amortization	(996,973)	(787,715)

Property and equipment, net	$2,273,356	$2,483,324

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s net carrying amount of goodwill as of December 31, 2004 and 2003 was approximately $592.7 million, all of which related to its rental and management segment.

The Company has selected December 1st as the date to perform its annual impairment test. In performing its 2004 testing, the Company completed an internal appraisal and estimated the fair value of the rental and management reporting unit that contains goodwill utilizing future discounted cash flows and market information. The Company obtained an independent third party appraisal of its rental and management reporting unit that contains goodwill for 2003 and 2002. Based on the appraisals performed as of December 2004, 2003, and 2002, the Company determined that goodwill in its rental and management segment was not impaired. The Company’s annual impairment testing at December 1, 2002 also included the remaining goodwill of Kline. Based on the available market information, the Company determined that the Kline goodwill was not impaired. As described in note 2, the Company committed to a plan to sell Kline in June 2003, reclassified its net assets to assets held for sale and recorded an impairment charge that included the remaining $10.3 million of Kline’s goodwill.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A description of the Company’s reporting units and the results of the related transitional impairment testing are as follows:

Verestar—Verestar was a single segment and reporting unit until December 2002, when the Company committed to a plan to dispose of Verestar. The Company recorded an impairment charge of $189.3 million relating to the impairment of goodwill in this reporting unit. The fair value of this reporting unit was determined based on an independent third party appraisal.

Network Development Services—As of January 1, 2002, the reporting units in the Company’s network development services segment included Kline, Specialty Constructors, Galaxy, MTS Components and Flash Technologies. The Company estimated the fair value of these reporting units utilizing future discounted cash flows and market information as to the value of each reporting unit on January 1, 2002. The Company recorded an impairment charge of $387.8 million for the year ended December 31, 2002 related to the impairment of goodwill within these reporting units. Such charge included full impairment for all of the goodwill within the reporting units except Kline, for which only a partial impairment was recorded. As discussed in note 2, the assets of all of these reporting units were sold as of December 31, 2003, except for those of Kline and our tower construction services unit, which were sold in March and November 2004, respectively.

Rental and Management—The Company obtained an independent third party appraisal of the rental and management reporting unit that contains goodwill and determined that goodwill was not impaired.

The Company’s other intangible assets subject to amortization consist of the following as of December 31, (in thousands):

	2004	2003
Acquired customer base and network location intangibles	$1,369,607	$1,299,521
Deferred financing costs	89,736	111,484
Acquired licenses and other intangibles	43,404	43,125

Total	1,502,747	1,454,130
Less accumulated amortization	(517,444)	(434,381)

Other intangible assets, net	$985,303	$1,019,749

The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization of intangible assets for the years ended December 31, 2004 and 2003 aggregated approximately $97.8 million and $94.6 million, respectively (excluding amortization of deferred financing costs, which is included in interest expense). The Company expects to record amortization expense of approximately $97.8 million, $95.9 million, $92.0 million, $90.5 million and $88.8 million, respectively, for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

5.    NOTES RECEIVABLE

In 2000, the Company loaned TV Azteca, S.A. de C.V. (TV Azteca), the owner of a major national television network in Mexico, $119.8 million. The loan, which initially bore interest at 12.87%, payable quarterly, was discounted by the Company, as the fair value interest rate at the date of the loan was determined to be 14.25%. The loan was amended effective January 1, 2003 to increase the original interest rate to 13.11%. As of December 31, 2004, and 2003, approximately $119.8 million undiscounted ($108.2 million discounted) under the loan was outstanding and included in notes receivable and other long-term assets in the accompanying consolidated balance sheets. The term of the loan is seventy years; however, the loan may be prepaid by TV

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Azteca without penalty during the last fifty years of the agreement. The discount on the loan is being amortized to interest income—TV Azteca, net, using the effective interest method over the seventy-year term of the loan.

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

On a quarterly basis, the Company assesses the recoverability of its note receivable from TV Azteca. As of December 31, 2004, the Company has assessed the recoverability of the note receivable from TV Azteca and concluded that no adjustment to its carrying value is required.

An executive officer and former director of the Company became a director of TV Azteca in December 1999.

As of December 31, 2004 and 2003, the Company also had other long-term notes receivable outstanding of approximately $11.2 million and $13.4 million, respectively.

6.    FINANCING ARRANGEMENTS

Outstanding amounts under the Company’s long-term financing arrangements consisted of the following as of December 31, (in thousands):

	2004	2003
Credit facility	$698,000	$704,716
Senior subordinated notes	400,000	400,000
Senior subordinated discount notes, net of discount and warrant valuation	303,755	424,152
Senior notes, net	1,001,817	1,000,000
Convertible notes, net of discount	830,056	772,199
Notes payable and capital leases	59,986	58,664

Total	3,293,614	3,359,731

Less:
Current portion of other long-term obligations	(138,386)	(76,627)

Long-term debt	$3,155,228	$3,283,104

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a description of the Company’s outstanding debt as of December 31, 2004:

New Credit Facility—In May 2004, the Company refinanced its previous credit facility with a new $1.1 billion senior secured credit facility. At closing, the Company received $685.5 million of net proceeds from the borrowings under the new facility, after deducting related expenses and fees. Approximately $670.0 million of the net proceeds were used to repay principal and interest on the previous credit facility. The Company used the remaining net proceeds of $15.5 million for general corporate purposes, including the repurchase of other outstanding debt securities. The Company recorded a charge of $11.7 million related to the write-off of deferred financing fees associated with its previous credit facility, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the year ended December 31, 2004.

As of December 31, 2004, the new credit facility consists of the following:

•	$400.0 million in undrawn revolving loan commitments, against which approximately $19.3 million of undrawn letters of credit were outstanding at December 31, 2004, maturing on February 28, 2011;

•	a $300.0 million term loan A, which was fully drawn, maturing on February 28, 2011; and

•	a $398.0 million term loan B, which was fully drawn, maturing on August 31, 2011.

Principal payments under the credit facility amortize quarterly through their maturity dates based on defined percentages of outstanding commitment and principal balances. Any amounts repaid under the term loan A and the term loan B will reduce future borrowing capacity under these loans to the extent of the amount repaid. The new credit facility also permits the Company to use borrowings under the new credit facility and internally generated funds to repurchase other indebtedness without additional lender approval.

The maturity date for term loan A and any outstanding revolving loans will be accelerated to August 15, 2008 and the maturity date for term loan B will be accelerated to October 31, 2008 if (1) on or prior to August 1, 2008, the Company’s 9 3/8% senior notes have not been (a) refinanced with parent company indebtedness having a maturity date of February 28, 2012 or later or with loans under the new credit facility, or (b) repaid, prepaid, redeemed, repurchased or otherwise retired; and (2) the Company’s consolidated leverage ratio (total parent company debt to annualized operating cash flow) at June 30, 2008 is greater than 4.50 to 1.00. If this were to occur, the payments due in 2008 for term loan A and term loan B would be $225.0 million and $386.0 million, respectively.

Interest rates for the revolving credit facility and the term loan A are determined at the option of the Company (at a margin based on leverage) at either 1.50% to 2.50% above the LIBOR rate or 0.50% to 1.50% above the defined base rate. Interest rates for the term loan B are determined at the option of the Company (at a margin based on leverage) at either 2.00% to 2.25% above the LIBOR rate or 1.00% to 1.25% above the defined base rate. The Company is required to pay quarterly commitment fees on the undrawn portion of the facility, ranging from 0.50% to 0.75% per annum, depending on the level of facility usage. In addition, the credit facility requires compliance with financial ratios that measure annualized operating cash flow against total debt, senior debt, interest expense, and fixed charges as defined in the credit facility. In addition, the credit facility also contains financial and operational covenants and other restrictions which the Company, the borrowers and their restricted subsidiaries must comply with, whether or not there are borrowings outstanding. Such covenants and restrictions include restrictions on certain types of acquisitions, indebtedness, investments, liens, capital expenditures, and the ability of the borrowers to pay dividends and make other distributions. The borrowers under the credit facility include the Company’s principal domestic operating subsidiaries. The Company and the restricted subsidiaries (as defined in the credit facility) have guaranteed all of the loans under the credit facility. These loans are secured

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by liens on substantially all assets of the Company, the borrowers and the restricted subsidiaries. The credit facility also restricts the borrowers’ and the restricted subsidiaries’ abilities to transfer funds to the Company. As of December 31, 2004, substantially all assets of the Company, with the exception of its deferred tax assets, are held by the borrowers and the restricted subsidiaries.

Previous Credit Facility—In January 2004, the Company amended its previous credit facility primarily to facilitate the 7.50% senior notes offering described below. The amendment permitted the Company, among other things, to complete the offering provided that the net proceeds were used to prepay obligations under its convertible notes. The Company also refinanced its $267.0 million term loan B under its previous credit facility with a new term loan C due December 31, 2007. The new term loan C had substantially the same terms as the previous term loan B, except that the interest rate spreads for the LIBOR and base rate loans were reduced from 3.5% above LIBOR to 2.25% and from 2.5% above the base rate to 1.25%, respectively. The amendment also removed the requirement that any remaining proceeds from the August 2003 equity offering held as restricted cash and investments on August 4, 2004 be contributed to the borrower subsidiaries.

During 2003, the Company reduced the borrowing capacity under its previous credit facility through certain amendments and related prepayments of $938.8 million and principal payments of $61.5 million. The Company amended its previous credit facility in February, July and November 2003, primarily to facilitate the notes offerings described below and the August 2003 equity offering described in note 13. The November 2003 amendment facilitated the 7.25% senior subordinated notes offering and the Company utilized the net proceeds of $389.3 million to prepay $208.0 million of term loan A, $140.3 million of term loan B and $41.0 million of the revolving loan, resulting in a permanent reduction of the term loans and revolving loan commitment. The July 2003 amendment facilitated the 3.25% convertible notes offering and concurrent equity offering and the Company utilized $100.0 million of the net proceeds to prepay $61.7 million of term loan A, $0.4 million of term loan B and $37.9 million of the revolving loan, resulting in a permanent reduction of the term loans and revolving loan commitment. The remaining net proceeds from the equity offering were held in a restricted account to be used for purposes described in note 1. The February 2003 amendment facilitated the ATI 12.25% Notes offering and the Company utilized $200.0 million of the net proceeds to prepay and reduce scheduled principal payments of $125.0 million of term loan A and $75.0 million of term loan B. The February amendment also reduced the revolving credit facility by $225.0 million and the overall borrowing capacity under the credit facility was reduced by a required prepayment of $24.5 million from the proceeds of the sale of MTN.

In connection with each amendment, the Company recorded non-cash charges related to the write-off of deferred financing fees associated with the reduction in the borrowing capacity under the credit facility of approximately $4.6 million, $1.5 million and $5.8 million for the November, July and February amendments, respectively. These charges are reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2003.

In January 2002, the Company terminated a $250.0 million multi-draw term loan C, none of which had been drawn. In February 2002, the Company repaid all loans outstanding under an ATC Mexico credit facility with borrowings under its previous credit facility and substantially all the Mexican subsidiaries became restricted subsidiaries under the Company’s existing credit facility. As a result, the Company recorded charges of $7.2 million and $1.7 million related to the write-off of certain deferred financing fees, which are reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2002.

For the years ended December 31, 2004, 2003 and 2002, the combined weighted average interest rate related to the Company’s credit facility was 4.35%, 3.85%, and 4.41% respectively. Commitment fees incurred by the Company related to the credit facility aggregated approximately $2,761,000, $2,376,000, and $5,454,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004 and 2003, the Company had $698.0 million and $704.7 million outstanding under its credit facility, respectively.

ATI 7.25% Senior Subordinated Notes—In November 2003, the Company’s principal operating subsidiary, ATI, completed a private placement of $400.0 million principal amount of 7.25% senior subordinated notes due 2011 (ATI 7.25% Notes). The net proceeds of the ATI 7.25% Notes offering were approximately $389.3 million (after deducting the initial purchasers’ discounts and commissions and other expenses related to the offering) and were used to prepay indebtedness under the Company’s credit facility then in place.

The ATI 7.25% Notes mature on December 1, 2011 and interest is payable semi-annually in arrears on June 1 and December 1 of each year. The Company may redeem the notes after December 1, 2007. The initial redemption price on the notes is 103.625% of the principal amount, subject to a ratable decline after December 1 of the following year to 100% of the principal amount in 2009 and thereafter. The Company may also redeem up to 35% of the notes prior to December 1, 2006 at a price equal to 107.25% of the principal amount, plus accrued and unpaid interest using proceeds from certain types of equity offerings. The indenture governing the ATI 7.25% Notes contains certain restrictive covenants, including restrictions on the Company’s ability to incur more debt, pay dividends and make certain investments. The ATI 7.25% Notes are jointly and severally guaranteed on a senior subordinated basis by the Company and substantially all of the Company’s and ATI’s wholly owned domestic subsidiaries. The notes rank junior in right of payment to all existing and future senior indebtedness of ATI, the sister guarantors (as defined in the indenture relating to the notes) and their domestic subsidiaries, including all indebtedness outstanding under the credit facility, and are pari passu with the ATI 12.25% Notes. The ATI 7.25% Notes are structurally senior in right of payment to all other existing and future indebtedness of the Company, including the Company’s convertible notes and senior notes.

As of December 31, 2004 and 2003, the Company had $400.0 million outstanding under the ATI 7.25% Notes.

ATI 12.25% Senior Subordinated Discount Notes and Warrants—In January 2003, the Company issued 808,000 units, each consisting of (1) $1,000 principal amount at maturity of ATI 12.25% senior subordinated discount notes due 2008 (ATI 12.25% Notes) and (2) a warrant to purchase 14.0953 shares of Class A common stock of the Company, for gross proceeds of approximately $420.0 million. Net proceeds from the offering aggregated approximately $397.0 million (after deducting the initial purchasers’ discounts and commissions and other expenses related to the offering) and were primarily used to prepay $200.0 million of term loans under the previous credit facility and to repurchase other outstanding debt.

The gross offering proceeds of approximately $420.0 million were allocated between the ATI 12.25% Notes ($367.4 million) and the warrants ($52.6 million) based on their respective fair values. The value ascribed to the warrants is reflected as a discount to the ATI 12.25% Notes in the accompanying balance sheets and is being accreted to interest expense utilizing the effective interest method over the applicable term.

The ATI 12.25% Notes accrue no cash interest. Instead, the accreted value of each ATI 12.25% Note will increase between the date of original issuance and maturity (August 1, 2008) at a rate of 12.25% per annum. The effective interest rate on the ATI 12.25% Notes (after giving effect to the accretion of the original discount and the accretion of the warrants) is 14.7% per annum. The warrants are exercisable at any time on or after January 29, 2006 and will expire on August 1, 2008. The Company may redeem the ATI 12.25% Notes on or after February 1, 2006. The initial redemption price of the ATI 12.25% Notes is 106.125% of the principal amount, subject to a ratable decline the following year to 100% of the principal amount in 2008. The indenture governing the ATI 12.25% Notes contains certain restrictive covenants, including restrictions on the Company’s ability to incur more debt, pay dividends and make certain investments. The Company’s payment obligations under the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ATI 12.25% Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and substantially all of the Company’s and ATI’s wholly owned domestic subsidiaries. The ATI 12.25% Notes rank junior in right of payment to all existing and future senior indebtedness of ATI, the sister guarantors (as defined in the indenture relating to the notes) and their domestic subsidiaries, including all indebtedness outstanding under the credit facility, and are pari passu with the ATI 7.25% Notes. The ATI 12.25% Notes are structurally senior in right of payment to all other existing and future indebtedness of the Company, including the Company’s convertible notes and senior notes.

As of December 31, 2004 and 2003, the outstanding debt under the ATI 12.25% Notes was $303.8 million accreted value, net of allocated fair value of the warrants of $21.6 million, and $424.2 million accreted value, net of the allocated fair value of the warrants of $44.2 million, respectively.

7.125% Senior Notes—In October 2004 and December 2004, the Company sold $300.0 million and $200.0 million, respectively, principal amount of 7.125% senior notes due October 15, 2012 (7.125% Notes) through institutional private placements. The net proceeds were approximately $292.8 million in October 2004 and $199.8 million in December 2004, after deducting the commissions payable to the initial purchaser and other expenses related to the offering. The $200.0 million principal amount of 7.125% Notes issued in December 2004 were issued at 101.25% of face amount. All net proceeds were used to redeem a portion of the Company’s 9 3/8% senior notes due 2009 (9 3/8% Notes), as described below.

The 7.125% Notes mature on October 15, 2012, and interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning April 15, 2005. The Company may redeem up to 35% of the original principal amount of the 7.125% Notes prior to October 15, 2007 at a price equal to 107.125% of the principal amount plus accrued and unpaid interest using proceeds from certain types of equity offerings. The Company may redeem all or a partial amount of the original principal amount of the 7.125% Notes prior to October 15, 2008 at a price equal to 100% of the principal amount plus an applicable premium. The Company may redeem all or a partial amount of the original principal amount of the 7.125% Notes on or after October 15, 2008 at an initial redemption price of 103.563%, subject to a ratable decline in each of the following years to 100% of the principal amount in 2010 and thereafter. The indenture for the 7.125% Notes contains certain covenants that restrict the Company’s ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions. The 7.125% Notes rank equally with the Company’s other senior unsecured debt obligations, the Company’s convertible notes, the 7.50% senior notes due 2012 (7.50% Notes) and the 9 3/8% Notes and are structurally and effectively junior to indebtedness outstanding under the credit facility, the ATI 12.25% Notes and the ATI 7.25% Notes.

As of December 31, 2004, the Company had a total of $501.9 million, net ($500.0 million principal amount) outstanding under the 7.125% Notes, including a premium of $2.5 million, net of a discount of $0.6 million.

7.50% Senior Notes—In February 2004, the Company sold $225.0 million principal amount of 7.50% senior notes due 2012 (7.50% Notes) through an institutional private placement. The net proceeds of the offering were approximately $221.7 million, after deducting the commissions payable to the initial purchasers and other expenses related to the offering. The net proceeds were used to redeem all of the Company’s outstanding 6.25% convertible notes due 2009 (6.25% Notes) and repurchase a portion of the Company’s outstanding 5.0% convertible notes due 2010 (5.0% Notes), as discussed below.

The 7.50% Notes mature on May 1, 2012, and interest is payable semiannually in arrears on May 1 and November 1 of each year. The Company may redeem the 7.50% Notes after May 1, 2008. The initial redemption

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price on the 7.50% Notes is 103.750% of the principal amount, subject to a ratable decline after May 1 of the following year to 100% of the principal amount in 2010 and thereafter. The indenture for the 7.50% Notes contains certain covenants that restrict the Company’s ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions. The 7.50% Notes rank equally with the Company’s convertible notes, the 7.125% Notes and the 9 3/8% Notes and are structurally and effectively junior to indebtedness outstanding under the credit facility, the ATI 12.25% Notes, and the ATI 7.25% Notes.

As of December 31, 2004, the Company had a total of $225.0 million outstanding under the 7.50% Notes.

9 3/8% Senior Notes—In January 2001, the Company sold $1.0 billion principal amount of 9 3/8% senior notes due 2009 (9 3/8% Notes) through an institutional private placement. Proceeds from the 9 3/8% Notes offering were used to finance construction of towers, fund acquisitions and for general corporate purposes. The 9 3/8% Notes mature on February 1, 2009, and interest is payable semiannually on February 1 and August 1 of each year. The Company was permitted to redeem the 9 3/8% Notes before February 1, 2005 at 100% of the principal amount plus an applicable make-whole premium. The Company may redeem the 9 3/8% Notes on or after February 1, 2005 at the initial redemption price of 104.688% of the principal amount, subject to a ratable decline in each of the following years to 100% of the principal amount in 2008 and thereafter. The indenture for the 9 3/8% Notes contains certain covenants that restrict the Company’s ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge; consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions. The 9 3/8% Notes rank equally with the Company’s convertible notes, the 7.50% Notes, the 7.125% Notes and are structurally and effectively junior to indebtedness outstanding under the credit facility, the ATI 12.25% Notes and the ATI 7.25% Notes.

As of December 31, 2004 and 2003, the Company had $274.9 million and $1.0 billion outstanding under the 9 3/8% Notes, respectively.

3.00% Convertible Notes—In August 2004, the Company sold $345.0 million principal amount of 3.00% convertible notes due August 15, 2012 (3.00% Notes) through an institutional private placement. The net proceeds were approximately $335.9 million, after deducting the commissions payable to the initial purchaser and other expenses related to the offering. The net proceeds were used to redeem a portion of the 9 3/8% Notes, as described below.

The 3.00% Notes mature on August 15, 2012, and interest is payable semi-annually in arrears on February 15 and August 15 of each year. The 3.00% Notes are convertible at any time prior to maturity, subject to their prior redemption or repurchase, into shares of the Company’s Class A common stock at a conversion price of approximately $20.50 per share, subject to adjustment in certain events. Upon a fundamental change of control as defined in the notes indenture, the holders of the 3.00% Notes may require the Company to repurchase all or part of the 3.00% Notes for a cash purchase price equal to 100% of the principal amount. In addition, upon a fundamental change of control, the holders may elect to convert their notes based on a conversion rate adjustment that entitles the holders to receive additional shares of the Company’s Class A common stock upon conversion depending on the terms and timing of the change of control. The Company may redeem the 3.00% notes after August 20, 2009 at an initial redemption price of 101.125% of the principal amount, subject to a ratable decline after August 15 of the following year to 100% of the principal amount in 2012. The 3.00% Notes rank equally with the Company’s other convertible notes, the 7.50% Notes, the 7.125% Notes and the 9 3/8% Notes and are structurally and effectively junior to indebtedness outstanding under the credit facility, the ATI 12.25% Notes and the ATI 7.25% Notes.

As of December 31, 2004, the Company had a total of $344.3 million ($345.0 million principal amount) outstanding under the 3.00% Notes, net of the $0.7 million discount.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In certain instances upon a fundamental change of control, the holders of the 3.00% Notes may elect to convert their notes based on a conversion rate adjustment and receive additional shares of the Company’s Class A common stock, the acquiror’s common stock or, at the election of the acquiror, in certain instances, such feature may be settled in cash. This feature qualifies as an embedded derivative under SFAS No. 133. In addition, the Company’s 7.125% Notes contain a call provision that also represents an embedded derivative. The Company has recorded the fair value of these provisions, $1.3 million, as a discount under the 3.00% Notes and 7.125% Notes and as a liability in other long-term liabilities in the accompanying December 31, 2004 consolidated balance sheet. The Company will record any changes in fair value to the liability in future periods to other expense and will amortize the discount to interest expense within its consolidated statement of operations.

3.25% Convertible Notes—In August 2003, the Company sold $210.0 million principal amount of 3.25% convertible notes due August 1, 2010 (3.25% Notes) through an institutional private placement. The net proceeds were approximately $202.8 million, after deducting the initial purchasers’ discounts and commissions and other expenses related to the offering. The Company utilized $100.0 million of the net proceeds to prepay a portion of its outstanding indebtedness under the credit facility then in place (pursuant to the July 2003 amendment discussed above) and placed the remaining $102.8 million in a restricted account, which the Company subsequently utilized to fund repurchases of its 2.25% convertible notes due 2009 and 5.0% Notes.

The 3.25% Notes mature on August 1, 2010, and interest is payable semi-annually in arrears on February 1 and August 1 of each year. The 3.25% Notes are convertible at any time into shares of the Company’s Class A common stock at a conversion price of $12.22 per share, subject to certain adjustments. The Company may redeem the 3.25% Notes on or after August 6, 2008. The initial redemption price on the 3.25% Notes is 100.929% of the principal amount, subject to a ratable decline after August 1 of the following year to 100% of the principal amount in 2010. The 3.25% Notes rank equally with the Company’s other convertible notes, the 7.50% Notes, the 7.125% Notes and the 9 3/8% Notes and are structurally and effectively junior to indebtedness outstanding under the credit facilities, the ATI 12.25% Notes and the ATI 7.25% Notes.

As of December 31, 2004 and 2003, the Company had $210.0 million outstanding under the 3.25% Notes.

5.0% Convertible Notes—In February 2000, the Company sold $450.0 million principal amount of 5.0% convertible notes due 2010 (5.0% Notes) through an institutional private placement. The 5.0% Notes mature on February 15, 2010, and interest is payable semiannually on February 15 and August 15 of each year. The 5.0% Notes are convertible at any time into shares of the Company’s Class A common stock at a conversion price of $51.50 per share, subject to adjustment in certain cases. The Company may redeem the 5.0% Notes at any time after February 20, 2003. The initial redemption price on the 5.0% Notes is 102.5% of the principal amount, subject to ratable declines immediately after February 15 of the following year to 100% of the principal amount in 2006 and thereafter. The holders have the option of requiring the Company to repurchase all or any of the 5.0% Notes on February 20, 2007 at their principal amount, together with accrued and unpaid interest. The Company may, subject to certain conditions in the notes indenture (including the condition that the Company’s Class A common stock trade on a national securities exchange or Nasdaq), elect to pay the repurchase price in cash or shares of Class A common stock, or any combination thereof. The 5.0% Notes rank equally with the Company’s other convertible notes, the 7.50% Notes, the 7.125% Notes and the 9 3/8% Notes and are structurally and effectively junior to indebtedness outstanding under the credit facility, the ATI 12.25% Notes and the ATI 7.25% Notes.

As of December 31, 2004 and 2003, the Company had $275.7 million and $349.4 million outstanding under the 5.0% Notes, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.25% and 6.25% Convertible Notes—In October 1999, the Company completed a private placement of $300.0 million principal amount of 6.25% convertible notes due 2009 (6.25% Notes), issued at 100% of their face amount, and $425.5 million principal amount of 2.25% convertible notes due 2009 (2.25% Notes), issued at 70.52% of their face amount. The yield to maturity on the 2.25% Notes is 6.25%, giving effect to the original discount. The 6.25% Notes and the 2.25% Notes mature on October 15, 2009, and interest is payable semiannually on April 15 and October 15 of each year.

As of December 31, 2004 and 2003, the Company had $0.1 million accreted value outstanding under the 2.25% Notes. As of December 31, 2004 and 2003, the Company had $0.0 million and $212.7 million outstanding under the 6.25% Notes, respectively.

The following is a description of the Company’s debt redemptions and repurchases during the years ended December 31, 2004 and 2003:

9 3/8% Senior Notes Redemptions—In September 2004, the Company redeemed $337.0 million principal amount of its 9 3/8% Notes pursuant to the terms of the indenture at a purchase price equal to 107.07% of the principal amount, plus accrued interest. The total aggregate redemption price was $365.1 million, including $4.3 million in accrued interest. As a result of the redemption, the Company recorded a charge of $30.2 million. Such charge is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2004.

In November 2004, the Company redeemed $276.0 million principal amount of its 9 3/8% Notes pursuant to the terms of the indenture at a purchase price equal to 106.23% of the principal amount, plus accrued interest. The total aggregate redemption price was $299.9 million, including approximately $6.7 million in accrued interest. As a result of the redemption, the Company recorded a charge of $22.3 million. Such charge is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2004.

In December 2004, the Company issued a notice for the redemption of $133.0 million principal amount of 9 3/8% Notes utilizing the net proceeds from the December 2004 7.125% Notes offering described above. Pursuant to the indenture for the 9 3/8% Notes, once a notice of redemption is issued, notes called for redemption become irrevocably due and payable on the redemption date. Accordingly, such amount has been included in the current portion of long-term obligations in the accompanying consolidated balance sheet as of December 31, 2004. In January 2005, the Company redeemed $133.0 million principal amount of its 9 3/8% Notes pursuant to the terms of the indenture at a purchase price equal to 105.11% of the principal amount, plus accrued interest. The total aggregate redemption price was approximately $145.1 million, including approximately $5.3 million in accrued interest. Upon completion of this partial redemption, $141.9 million principal amount of the 9 3/8% Notes remained outstanding. The Company will record a charge of $9.2 million in the first quarter of 2005 from the loss on redemption and write-off of deferred financing fees. Such loss will be reflected in loss on retirement of long-term obligations in the consolidated statement of operations for the three months ended March 31, 2005.

6.25% Convertible Notes Redemption—In February 2004, the Company redeemed all of its outstanding $212.7 million principal amount of 6.25% Notes pursuant to the terms of the indenture at a purchase price equal to 102.083% of the principal amount, plus accrued interest. The total aggregate redemption price was $221.9 million, including $4.8 million in accrued interest. As a result of the redemption, the Company recorded a charge of $7.2 million. Such charge is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the year ended December 31, 2004.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Debt Repurchases—During the year ended December 31, 2004, in addition to the redemptions discussed above, the Company repurchased in privately negotiated transactions an aggregate of $309.7 million face amount of its ATI 12.25% Notes ($179.4 million accreted value, net of $14.7 million fair value allocated to warrants) for approximately $230.9 million in cash; repurchased $112.1 million principal amount of its 9 3/8% Notes for $118.9 million in cash; and repurchased $73.7 million principal amount of its 5.0% Notes for approximately $73.3 million in cash. As a consequence of these transactions, the Company recorded an aggregate charge of $66.4 million related to the write-off of deferred financing fees and amounts paid in excess of carrying value. Such loss is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the year ended December 31, 2004.

2.25% Convertible Notes Repurchases—During the year ended December 31, 2003, the Company repurchased an aggregate of $215.0 million accreted value ($269.8 million face value) of its 2.25% Notes in exchange for an aggregate of 8,415,984 shares of Class A common stock and $166.4 million in cash, including $84.2 million accreted value ($104.9 million face amount) of 2.25% Notes repurchased in the Company’s cash tender offer in October 2003. The shares issued to noteholders included an aggregate of 6,440,636 shares of Class A common stock issued to such holders in addition to the amounts issuable upon conversion of those notes as provided in the applicable indentures. The Company made these repurchases pursuant to negotiated transactions with a limited number of note holders. As a consequence of these transactions, the Company recorded charges of approximately $41.4 million during the year ended December 31, 2003, which primarily represent the fair market value of the shares of stock issued to the note holders in excess of the number of shares originally issuable upon conversion of the notes, as well as cash paid in excess of the related debt retired. These charges are included in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2003.

Capital Lease Obligations and Notes Payable—The Company’s capital lease obligations and notes payable approximated $60.0 million and $58.7 million as of December 31, 2004 and 2003, respectively. These obligations bear interest at rates ranging from 7.9% to 12.0% and mature in periods ranging from less than one year to approximately seventy years.

Maturities—As of December 31, 2004, aggregate principal payments of long-term debt, including capital leases, for the next five years and thereafter are estimated to be (in thousands):

Year Ending December 31,
2005	$138,386
2006	42,498
2007	332,241
2008	561,852
2009	205,402
Thereafter	2,206,476

Total cash obligations	3,486,855
Accreted value of original issue discount of the ATI 12.25% Notes	(172,909)
Accreted value of the related warrants	(21,588)
Accreted value of the discount and premium of 3.00% Notes and 7.125% Notes	1,256

Balance as of December 31, 2004	$3,293,614

The holders of the Company’s 5.0% Notes have the right to require the Company to repurchase their notes on specified dates prior to the maturity date in 2010, but the Company may pay the purchase price by issuing shares of Class A common stock, subject to certain conditions. Obligations with respect to the right of the holders to put the 5.0% Notes have been included in the table above as if such notes mature the date on which the put rights become exercisable in 2007.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    DERIVATIVE FINANCIAL INSTRUMENTS

Under the terms of the credit facility, the Company is required to enter into interest rate protection agreements on at least 50% of its variable rate debt. Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. Such exposure is limited to the current value of the contract at the time the counterparty fails to perform. The Company believes its contracts as of December 31, 2004 are with credit worthy institutions. As of December 31, 2004, the Company had two interest rate caps outstanding with an aggregate notional amount of $350.0 million (each at an interest rate of 6.0%) that expire in 2006. As of December 31, 2003, the Company had three interest rate caps outstanding with an aggregate notional amount of $500.0 million (each at a rate of 5.0%) that expired in 2004. As of December 31, 2004 and 2003, there was no fair value associated with any of these interest rate caps.

During the year ended December 31, 2003, the Company recorded an unrealized loss of approximately $0.3 million (net of a tax benefit of approximately $0.2 million) in other comprehensive loss for the change in fair value of cash flow hedges and reclassified $5.9 million (net of a tax benefit of approximately $3.2 million) into results of operations. During the year ended December 31, 2002, the Company recorded an unrealized loss of approximately $9.1 million (net of a tax benefit of approximately $4.9 million) in other comprehensive loss for the change in fair value of cash flow hedges and reclassified $19.5 million (net of a tax benefit of approximately $10.5 million) into results of operations. Hedge ineffectiveness resulted in a gain of approximately $1.0 million for the year ended December 31, 2002, which is recorded in other expense in the accompanying consolidated statement of operations. The Company records the changes in fair value of its derivative instruments that are not accounted for as hedges in other expense. The Company did not reclassify any derivative losses into its statement of operations for the year ended December 31, 2004 and does not anticipate reclassifying any derivative losses into its statement of operations within the next twelve months, as there are no amounts included in other comprehensive loss as of December 31, 2004.

8.    COMMITMENTS AND CONTINGENCIES

Lease Obligations—The Company leases certain land, office and tower space under operating leases that expire over various terms. Many of the leases contain renewal options with specified increases in lease payments upon exercise of the renewal option. Escalation clauses present in operating leases, excluding those tied to CPI or other inflation-based indices, are straight-lined over the term of the lease. (See note 1.)

Future minimum rental payments under non-cancelable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable tower site and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the lease. Such payments in effect at December 31, 2004 are as follows (in thousands):

Year Ending December 31,
2005	$106,116
2006	106,319
2007	106,095
2008	106,191
2009	106,214
Thereafter	1,570,111

Total	$2,101,046

Aggregate rent expense (including the effect of straight-line rent expense) under operating leases for the years ended December 31, 2004, 2003 and 2002 approximated $118,741,000, $113,956,000, and $109,644,000, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments under capital leases (see note 6) in effect at December 31, 2004 are as follows (in thousands):

Year Ending December 31,
2005	$3,949
2006	3,808
2007	3,538
2008	3,276
2009	3,250
Thereafter	208,587

Total minimum lease payments	226,408
Less amounts representing interest	(183,049)

Present value of capital lease obligations	$43,359

Customer Leases—The Company’s lease agreements with its customers vary depending upon the region and the industry of the customer. In the United States, initial terms for television and radio broadcast leases typically range between 10 to 20 years, while leases for wireless communications providers generally have initial terms of five to ten years. In Mexico and Brazil, the Company’s typical tenant lease has an initial term of 10 years. In most cases, the Company’s tenant leases have multiple renewal terms at the option of the customer.

Future minimum rental receipts expected from customers under non-cancelable operating lease agreements in effect at December 31, 2004 are as follows (in thousands):

Year Ending December 31,
2005	$606,491
2006	563,508
2007	514,601
2008	468,322
2009	432,339
Thereafter	1,183,695

Total	$3,768,956

Verestar—As discussed in note 2, Verestar filed for protection under Chapter 11 of the federal bankruptcy laws on December 22, 2003. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against the Company for breaches by Verestar of those contracts as to which the Company is primarily or secondarily liable as a guarantor. The Company accrued its estimate of costs to settle these obligations as of December 31, 2003 and adjusted such estimate to reflect actual payments made during 2004. The remaining liability of $3.2 million as of December 31, 2004 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. In addition, Verestar’s bankruptcy estate may bring certain claims against the Company or seek to hold the Company liable for certain transfers made by Verestar to the Company and/or for Verestar’s obligations to creditors under various equitable theories recognized under bankruptcy law. The Official Committee of Unsecured Creditors appointed in the Verestar bankruptcy proceeding (the Committee) has requested, and the Company has agreed to produce, certain documents in connection with the subpoena for Rule 2004 Examination (as defined under federal bankruptcy laws) issued by the Committee. The Bankruptcy Court also has entered an order approving a stipulation between Verestar and the Committee that permits the Committee to file claims against the Company and/or its affiliates on behalf of Verestar. Although as of March 25, 2005, the Committee had not filed any claims against the Company or any of its current or former officers or directors, in papers filed with the Bankruptcy Court and in

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

oral statements to the Company’s counsel, counsel for the Committee has stated that the Committee may pursue claims against these parties. In the opinion of management, the resolution of any claims that may be made against the Company by Verestar’s bankruptcy estate will not have a material impact on the Company’s consolidated financial position, results of operations or liquidity. Finally, the Company will incur additional costs in connection with its involvement in the Verestar bankruptcy proceedings.

Acquisitions—As of December 31, 2004, the Company was party to agreements relating to the acquisition of tower assets from third parties for an estimated aggregate purchase price of $2.5 million. The Company may pursue the acquisition of other assets and businesses in new and existing locations, although there are no definitive material agreements with respect thereto. (See note 14.)

Build-to-Suit Agreements—As of December 31, 2004, the Company was party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. Under the terms of the agreements, the Company is obligated to construct up to 750 towers, which includes up to 400 towers in Mexico and 350 towers in Brazil over the next three years. The Company is in the process of renegotiating certain of these agreements to reduce its overall commitment; however, there can be no assurance that it will be successful in doing so. During the year ended December 31, 2004, the Company built 45 towers in Mexico and no towers in Brazil under these arrangements.

Guarantees and Indemnifications—The Company complies with the liability and measurement provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements, but do not guaranty future performance. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in duration and/or amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2004, is not aware of any agreements that could result in a material payment. The Company has recorded its estimate of the fair value of the indemnification provisions included in these purchase and sale agreements as a liability of $0.7 million and $0.6 million as of December 31, 2004 and 2003, respectively, in other long-term liabilities in the accompanying consolidated balance sheets.

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of management, after consultation with counsel, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company’s consolidated financial position, the results of its operations or liquidity.

9.    RELATED PARTY TRANSACTIONS

In addition to the related party transactions described in notes 10 and 13, the Company had the following related party transactions during the years ended December 31, 2004, 2003 and 2002.

In the fourth quarter of 2004, the Company entered into a consulting agreement with the brother of J. Michael Gearon, Jr. (Mr. Gearon), an executive officer of the Company, for the provision of implementation, development and deployment services on the Company’s projects in Brazil. Under the terms of the agreement, the Company agreed to pay the individual a consulting fee of $5,000 per month, plus expenses.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2004, Steven B. Dodge (Mr. Dodge) the Company’s former Chairman and Chief Executive Officer, retired from the Company’s Board of Directors and as Chairman of the Company. The Company agreed to pay Mr. Dodge $1.4 million pursuant to the terms of his retirement agreement. The expense was reflected in impairments, net loss on sale of long-lived assets and restructuring expense in the accompanying statement of operations for the year ended December 31, 2003. Mr. Dodge also elected to convert all of his shares of the Company’s Class B common stock into shares of Class A common stock. (See note 13.)

During the years ended December 31, 2003 and 2002, a director of the Company (who resigned in January 2004) was a partner of J.P. Morgan Partners, LLC (JPMP). For the years ended December 31, 2003 and 2002, JP Morgan Chase Bank (Chase) was a lender under the Company’s credit facilities. Chase is an affiliate of JPMP, which indirectly controls J.P. Morgan Partners (BHCA), L.P. (JPLP) and J.P. Morgan Partners (23ASBIC), LLC (JPSBIC), stockholders of the Company. During 2003 and 2002, Chase had participation percentages under the Company’s credit facility ranging from 0.88% to 2.22%. At December 31, 2003 and 2002, the aggregate principal amount outstanding under the credit facility was approximately $704.7 million and $1.5 billion, respectively. Chase’s participation in the credit facility at December 31, 2003 was 1.77%. Chase’s approximate share of interest and fees paid by the Company pursuant to its various credit arrangements was approximately $0.7 million and $0.9 million in 2003 and 2002, respectively. In addition, J.P. Morgan Securities Inc., an affiliate of Chase, was an initial purchaser in certain of the Company’s note offerings during 2003 and received initial purchasers’ discounts and commissions in connection therewith.

As of December 31, 2004 and 2003, amounts outstanding under demand loans to certain executive officers approximated $0.1 and $0.2 million, respectively. These loans were made prior to July 30, 2002.

During the years ended December 31, 2004, 2003 and 2002, the Company retained several wholly owned subsidiaries of Nordblom Co. Inc. to provide various real estate services in connection with its acquisition, financing, ownership and leasing of several properties. Services rendered by those companies included the following: advice in connection with the acquisition and mortgage financing of the Company’s corporate headquarters building in Boston (which was sold in December 2002) and two other office buildings in which it has regional offices (one of which was sold in May 2003); the management of those buildings; and the leasing of space in certain of these buildings. The Company paid the Nordblom companies, including Nordic Properties, an affiliate of Nordblom, an aggregate of $143,000, $151,000, and $574,000 in 2004, 2003 and 2002, respectively. Two brothers and the father of Mr. Dodge’s wife own the controlling interest of Nordblom Co. Inc. and Nordic Properties. Mr. Dodge’s wife has no interest in Nordblom Co. Inc. or Nordic Properties and Mr. Dodge was not involved in the negotiation of any of the arrangements. The Company believes that all of the arrangements with the Nordblom companies are on terms and conditions that are customary in the industry and at least as favorable to the Company as could be obtained from an unrelated real estate management company.

In December 2002, in connection with a potential financing transaction between the Company and SPO Partners II, LP (SPO), the Company entered into a letter agreement with SPO, which at the time was a holder of more than 5% of its Class A common stock. The agreement provided for a $2.0 million break-up fee (plus expenses) payable to SPO in the event that the Company consummated an alternative financing transaction. As a result of the ATI 12.25% Notes offering described in note 6, the Company paid this $2.0 million break-up fee and recorded these expenses in other expense in the accompanying statement of operations for the year ended December 31, 2003.

10.    ATC INTERNATIONAL TRANSACTIONS

ATC Mexico Holding—During the year ended December 31, 2004, the Company repurchased a 12.0% interest in ATC Mexico Holding Corp. (ATC Mexico), the subsidiary through which the Company conducts its Mexico operations, from certain stockholders of ATC Mexico. The Company owned 100% and 91.2% of ATC Mexico as

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of December 31, 2004 and 2003, respectively. In accordance with FASB No. 141 “Business Combinations” the acquisitions have been accounted for under the purchase method of accounting. The purchase prices have been allocated to the net assets acquired (principally intangible assets) and liabilities assumed based on the estimated fair values at the date of acquisition.

In April 2004, the Company repurchased an 8.8% interest in ATC Mexico from J. Michael Gearon, Jr. (Mr. Gearon), an executive officer of the Company. Mr. Gearon had originally purchased this interest in ATC Mexico from the Company in October 2001 for $8.4 million ($1.7 million in cash and the remaining portion of the purchase price with a 7% secured note due 2010 in the principal amount of $6.7 million). In the first quarter of 2004, Mr. Gearon exercised his right to require the Company to purchase his interest in ATC Mexico. In consideration for his interest in ATC Mexico, the Company issued to Mr. Gearon 2,203,968 shares of its Class A common stock and paid $3.7 million in cash, representing 80% of the aggregate purchase price for Mr. Gearon’s interest. The 2,203,968 shares issued to Mr. Gearon had an aggregate market value on the date of issuance of $24.8 million. Payment of the remaining 20% of the purchase price of $7.3 million, plus interest, was contingent upon ATC Mexico satisfying certain performance criteria. In February 2005, the Company’s Board of Directors determined that the performance criteria had been satisfied, and the Company paid Mr. Gearon $7.7 million in cash. The Company’s Board of Directors approved the determination of the fair market value of Mr. Gearon’s interest with the assistance of an independent financial advisor. Interest income received by the Company from Mr. Gearon on the secured note approximated $196,000 for the year ended December 31, 2004 and $470,000 for the years ended December 31, 2003 and 2002.

In October 2004, the Company repurchased the remaining 3.2% minority interest in ATC Mexico held by certain employees, including William H. Hess (Mr. Hess), an executive officer of the Company. In the first quarter of 2004, these employees exercised options to purchase an aggregate of 318 shares of ATC Mexico under the ATC Mexico Stock Option Plan. In connection with the issuance of these shares, the Company recorded a $1.8 million reduction to stockholders’ equity in the accompanying consolidated balance sheet as of December 31, 2004. Such adjustment reflected the difference in the Company’s carrying value of the interest in ATC Mexico’s equity that was sold over the proceeds received for that interest. (See note 1.) The employees holding these shares had the right to require the Company to purchase their interests in ATC Mexico six months following their issuance at the then fair market value. In October 2004, these employees exercised these rights and required the Company to purchase their collective 3.2% interest in ATC Mexico. In consideration for their interests in ATC Mexico, the Company issued to these employees an aggregate of 1,155,678 shares of Class A common stock, representing 80% of the aggregate purchase price for their collective interests. The 1,155,678 shares issued to these employees had an aggregate market value on the date of issuance of $18.5 million. Payment of the remaining 20% of the net purchase price was contingent upon ATC Mexico satisfying certain performance criteria. In February 2005, the Company’s Board of Directors determined that the performance criteria had been satisfied, and the Company issued to these employees 159,836 shares of Class A common stock, net of 58,730 shares of Class A common stock retained by the Company to satisfy tax withholding obligations. On the date of issuance, these 218,566 shares had an aggregate market value of $3.9 million. The Company’s Board of Directors approved the determination of the fair market value of the interests held by these employees with the assistance of an independent financial advisor.

ATC South America—During the year ended December 31, 2004, the Company consummated a previously disclosed arrangement with Mr. Gearon pursuant to which he would purchase an equity interest in certain of the Company’s international subsidiaries, including ATC South America Holding Corp., the subsidiary through which the Company conducts its Brazilian operations (ATC South America). On March 31, 2004, ATC South America issued to Mr. Gearon stock representing an approximate 1.6% interest for approximately $1.2 million in cash. In connection with the issuance of these shares, the Company recorded a $0.1 million increase in stockholders’ equity in the accompanying consolidated balance sheet as of December 31, 2004. Such adjustment

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

represented the difference in the proceeds received for that interest over the Company’s carrying value of the interest in ATC South America’s equity. The purchase price represented the fair market value of the interest on the date of the sale, as determined by the Board of Directors with the assistance of an independent appraisal. Mr. Gearon may require the Company to purchase his interest in ATC South America, for its then fair market value, at any time after the earliest to occur of December 31, 2004 or Mr. Gearon’s death or disability, and the Company has the right to purchase Mr. Gearon’s interest in ATC South America, for its then fair market value, at any time after the earliest to occur of December 31, 2005, Mr. Gearon’s death or disability, or the occurrence of either a Gearon Termination Event or a Forfeiture Event (each as defined in the Company’s stockholder agreement with Mr. Gearon). As part of Mr. Gearon’s investment, ATC South America’s board of directors also approved the adoption of the ATC South America Stock Option Plan. (See note 13.)

11.	IMPAIRMENTS, NET LOSS ON SALE OF LONG-LIVED ASSETS AND RESTRUCTURING EXPENSE

Impairments and Net Loss on Sale of Long-Lived Assets

During the years ended December 31, 2004, 2003 and 2002, the Company recorded impairments and net loss on sale of long-lived assets (primarily related to its rental and management segment) of $22.3 million, $28.3 million and $90.7 million, respectively. The significant components (reflected in impairments, net loss on sale of long-lived assets and restructuring expense in the accompanying consolidated statements of operations) include the following:

Non-Core Asset Impairment Charges—During the year ended December 31, 2004, the Company sold a limited number of non-core towers and other non-core assets and recorded impairment charges to write-down these and other non-core assets to net realizable value. During the year ended December 31, 2003, the Company sold approximately 300 non-core towers and certain other non-core assets and recorded impairment charges to write-down these and other non-core assets to net realizable value. During the year ended December 31, 2002, the Company sold approximately 720 non-core towers and recorded impairment charges to write-down certain other non-core towers. As a result, the Company recorded impairment charges and net losses of approximately $17.7 million, $19.1 million and $46.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Construction-In-Progress Impairment Charges—For the year ended December 31, 2004 and 2003, the Company wrote-off approximately $4.6 million and $9.2 million of construction-in-progress costs, primarily associated with sites that it no longer planned to build. In September 2002, the Company reduced the scope of its new tower construction and build plans for the remainder of 2002 and for 2003 by implementing more stringent construction criteria than were previously in place. As a result, the Company wrote-off approximately $40.2 million of construction-in-progress costs for the year ended December 31, 2002 associated with sites that it no longer planned to build.

Restructuring Expense

During the year ended December 31, 2004, the Company incurred employee separation costs of $0.8 million and decreased its lease terminations and other facility closing costs liability by $0.1 million. During the year ended December 31, 2003, the Company incurred employee separation costs primarily associated with a reorganization of certain functions within its rental and management segment and increased its accrued restructuring liability by $2.3 million. During the year ended December 31, 2002, the Company incurred employee separation costs associated with the termination of approximately 460 employees (primarily development and administration) as well as costs associated with the termination of lease obligations and other incremental facility closing costs aggregating $10.6 million. Such charges are reflected in impairments, net loss on sale of long-lived assets and restructuring expense in the accompanying consolidated statement of operations for the years ended December 31, 2004, 2003 and 2002.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays activity with respect to the accrued restructuring liability for the years ended December 31, 2002, 2003 and 2004 (in thousands). The accrued restructuring liability is reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2004 and 2003.

	Liability as of January 1, 2002	2002 Restructuring Expense	2002 Cash Payments	Liability as of December 31, 2002	2003 Restructuring Expense	2003 Cash Payments	Liability as of December 31, 2003	2004 Restructuring Expense	2004 Cash Payments	Liability as of December 31, 2004
Restructuring costs
Employee separations	$537	$6,501	$(5,399)	$1,639	$1,919	$(1,319)	$2,239	$823	$(2,397)	$665
Lease terminations and other facility closing costs	2,309	4,137	(4,453)	1,993	347	(890)	1,450	(131)	(888)	431

Total	$2,846	$10,638	$(9,852)	$3,632	$2,266	$(2,209)	$3,689	$692	$(3,285)	$1,096

There were no material changes in estimates related to the Company’s accrued restructuring liabilities during the years ended December 31, 2004 and 2003. The Company expects to pay substantially all of the employee separation liabilities in the first half of 2005. Additionally, the Company continues to negotiate certain lease terminations associated with its restructuring liability.

12.    INCOME TAXES

The income tax benefit from continuing operations was comprised of the following for the years ended December 31, (in thousands):

	2004	2003	2002
Current:	$(12,267)		$(3,147)
Deferred:
Federal	117,664	$100,986	131,723
State	8,540	16,763	17,368
Foreign	(8,110)	(2,456)	579
Less:
Benefit from disposition of stock options recorded to additional paid-in capital	(16,200)	(894)
Valuation allowance	(9,451)	(36,603)	(65,382)

Income tax benefit	$80,176	$77,796	$81,141

The domestic and international components of (loss) income from continuing operations before income taxes, minority interest and loss on equity method investments were as follows for the years ended December 31, (in thousands):

	2004	2003	2002
United States	$(358,520)	$(342,777)	$(413,161)
International	44,383	25,059	6,890

Total	$(314,137)	$(317,718)	$(406,271)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation between the U.S. statutory rate from continuing operations and the effective rate was as follows for the years ended December 31,

	2004	2003	2002
Statutory tax rate	35%	35%	35%
State taxes, net of federal benefit	4	5	5
Non-deductible losses on retirement of long term obligations		(4)
Foreign taxes	(7)	(3)	(4)
Other (primarily valuation allowance)	(6)	(8)	(16)

Effective tax rate	26%	25%	20%

The components of the net deferred tax asset and related valuation allowance are as follows (in thousands):

	2004	2003
Current assets:
Allowances, accruals and other items not currently deductible	$6,090	$14,122
Long-term items:
Assets:
Net operating loss carryforwards	534,529	406,482
Refund receivable from net operating loss carryback	132,710	132,710
Basis step-up from corporate restructuring and tax planning strategies	78,296	87,500
Items not currently deductible and other	119,903	110,610
Depreciation and amortization	24,598
Liabilities:
Depreciation and amortization		(28,658)
Other	(83,145)	(43,066)

Subtotal	806,891	665,578
Less: Valuation allowance	(173,077)	(162,841)

Net long-term deferred tax assets	$633,814	$502,737

Basis step-up from corporate restructuring represents the tax effects of increasing the basis for tax purposes of certain of the Company’s assets in conjunction with its spin-off from American Radio Systems Corporation, its former parent company.

At December 31, 2004, the Company had net federal and state operating loss carryforwards available to reduce future taxable income of approximately $1.3 billion and $1.7 billion, respectively. If not utilized, the Company’s net operating loss carryforwards expire as follows (in thousands):

Years ended December 31,	Federal	State
2005 to 2009	$4,663	$497,122
2010 to 2014	9,022	81,245
2015 to 2019	22,744	299,780
2020 to 2024	1,225,724	782,318

Total	$1,262,153	$1,660,465

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 109, “Accounting for Income Taxes,” requires that companies record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2004, the Company has provided a valuation allowance of approximately $173.1 million, primarily related to net state deferred tax assets, capital loss carryforwards and the lost tax benefit and costs associated with the tax refund claims (recorded in 2002). The Company has not provided a valuation allowance for the remaining deferred tax assets, primarily its tax refund claims and federal net operating loss carryforwards, as management believes the Company will be successful with its tax refund claims and have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

The Company intends to recover a portion of its deferred tax asset through its tax refund claims, which related to certain federal net operating losses, filed during 2003 as part of our tax planning strategy implemented in 2002. The recoverability of the remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on its current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of its assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of the net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on its current outlook of future taxable income during the carryforward period, management believes that the net deferred tax asset will be realized.

The realization of the Company’s deferred tax assets as of December 31, 2004 will be dependent upon its ability to generate approximately $1.4 billion in taxable income from January 1, 2005 to December 31, 2024. If the Company is unable to generate sufficient taxable income in the future, or carry back losses, as described above, it will be required to reduce its net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Depending on the resolution of the Verestar bankruptcy proceedings described in note 2, the Company may be entitled to a worthless stock or bad debt deduction for its investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

From time to time the Company is subject to examination by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisidictions resulting from these examinations. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2004.

13.    STOCKHOLDERS’ EQUITY

Preferred Stock—As of December 31, 2004 the Company was authorized to issue up to 20.0 million shares of $.01 par value preferred stock. As of December 31, 2004 and 2003, there were no preferred shares issued or outstanding.

Common Stock—As of December 31, 2004 and 2003, the Company was authorized to issue up to 500.0 million shares of its $.01 par value per share Class A common stock and 10.0 million shares of its $0.1 par value per share Class C common stock. As of December 31, 2003, the Company was also authorized to issue 50.0 million shares of its $.01 par value per share Class B common stock. The Class A stockholders are entitled to one vote per share, the Class B stockholders were entitled to ten votes per share and the Class C common stock is non-voting. During the years ended December 31, 2004, 2003, and 2002, holders of Class B and Class C common stock exchanged a total of 8,194,443, 1,990,440 and 84,699 of their shares, respectively, for shares of Class A common stock.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2004, Mr. Dodge retired from the Company’s Board of Directors and elected to convert all of his shares of the Company’s Class B common stock, which triggered the Dodge Conversion Event as defined in the Company’s charter. Accordingly, all outstanding shares of Class B common stock were converted into shares of Class A common stock on a one-for-one basis. In addition, in February 2004, all outstanding shares of the Company’s Class C common stock were converted into shares of its Class A common stock on a one-for-one basis. The Company’s charter prohibits the future issuance of shares of Class B common stock, but permits the future issuance of shares of Class C common stock.

Warrants—In January 2003, the Company issued warrants to purchase approximately 11.4 million shares of its Class A common stock in connection with the ATI 12.25% Notes offering. These warrants will be exercisable on or after January 29, 2006 at an exercise price of $0.01 per share and will expire on August 1, 2008. (See note 6.)

In addition, as of December 31, 2004 and 2003, the Company had warrants outstanding to purchase approximately 2.7 million shares of its Class A common stock at an exercise price of $22.00 per share. These warrants expired in January 2005.

August 2003 Offering—In August 2003, the Company completed a public equity offering of 14,260,000 shares of its Class A common stock, at $8.89 per share. The net proceeds of the offering were approximately $120.3 million, after deducting the underwriters’ discount and commissions and other expenses related to the offering. As required by the credit facility then in place, the Company placed the net proceeds in a restricted account, from which it was permitted to repurchase its outstanding debt securities. Prior to January 2004, the Company’s credit facility required that any amounts from this offering remaining in the restricted account on August 4, 2004, be contributed to the borrower subsidiaries under the credit facility. In January 2004, the Company further amended the credit facility to remove the requirement that any remaining proceeds from the August 2003 equity offering be contributed to the borrower subsidiaries. (See note 6.)

Stock Option Plans—The Company maintains a stock option plan for directors, officers and employees (the Plan), which provides for non-qualified and incentive stock options. Exercise prices in the case of incentive stock options are not less than the fair market value of the underlying common stock on the date of grant. Exercise prices in the case of non-qualified stock options are set at the discretion of the Company’s Board of Directors (which to date has not been less than the fair market value on the date of grant). As of December 31, 2004, the option pool under the Plan consists of 33,017,819 shares of common stock. Option grants generally vest ratably over various periods, generally three to five years, commencing one year from the date of grant. Option grants generally expire ten years from the date of grant.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s option activity for the periods presented:

	Options	Weighted Average Exercise Price	Options Exercisable
Outstanding as of January 1, 2002	17,948,553	$17.77	8,620,691

Granted	8,835,624	3.08
Cancelled	(4,669,201)	18.13

Outstanding as of December 31, 2002	22,114,976	11.60	10,190,819

Granted	1,724,300	10.23
Exercised	(1,345,322)	4.97
Cancelled	(4,068,233)	18.74

Outstanding as of December 31, 2003	18,425,721	10.24	10,934,485

Granted	5,288,399	11.25
Exercised	(6,249,324)	6.41
Cancelled	(2,451,656)	13.36

Outstanding as of December 31, 2004	15,013,140	$11.54	7,884,626

The following table sets forth information regarding options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Outstanding Number of Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
2,016,349	$ 0.75—$ 3.04	$2.07	7.89	580,650	$2.17
1,613,447	3.08— 5.91	3.99	6.74	617,108	3.92
1,718,407	5.98— 10.00	8.69	4.26	1,568,557	8.93
4,138,483	10.50— 10.68	10.61	8.43	982,083	10.57
1,931,232	10.83— 12.11	11.73	7.66	739,304	11.24
1,595,902	13.00— 21.13	18.09	3.96	1,467,464	18.30
1,979,145	21.38— 30.63	26.02	4.89	1,911,460	25.88
20,175	30.69— 48.88	39.01	5.59	18,000	38.95

15,013,140	$ 0.75—$48.88	$11.54	6.65	7,884,626	$14.38

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Disclosure—The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, and has presented such disclosure in note 1. The “fair value” of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the Company’s options granted during 2004, 2003 and 2002 were $7.05, $6.32, and $2.23 per share, respectively. Key assumptions used to apply this pricing model are as follows:

	2004	2003	2002
Approximate risk-free interest rate	4.23%	4.00%	4.53%
Expected life of option grants	4 years	4 years	5 years
Expected volatility of underlying stock (the Company Plan)	80.6%	86.6%	92.3%
Expected volatility of underlying stock (ATC Mexico and ATC South America Plans)	N/A	N/A	N/A
Expected dividends	N/A	N/A	N/A

Voluntary Option Exchanges—In February 2004, the Company issued to eligible employees 1,032,717 options with an exercise price of $11.19 per share, the fair market value of the Class A common stock on the date of grant. These options were issued in connection with a voluntary option exchange program entered into by the Company in August 2003, where the Company accepted for surrender and cancelled options (having an exercise price of $10.25 or greater) to purchase 1,831,981 shares of its Class A common stock. The program, which was offered to both full and part-time employees, excluding the Company’s executive officers and its directors, called for the grant (at least six months and one day from the surrender date to employees still employed on that date) of new options exercisable for two shares of Class A common stock for every three shares of Class A common stock issuable upon exercise of a surrendered option. No options were granted to any employees who participated in the exchange offer between the cancellation date and the new grant date.

In May 2002, the Company issued to eligible employees 2,027,612 options with an exercise price of $3.84 per share, the fair market value of the Class A common stock on the date of grant. These options were issued in connection with a voluntary option exchange program entered into by the Company in October 2001, where the Company accepted for surrender and cancelled options to purchase 3,471,211 shares of its Class A common stock. The program, which was offered to both full and part-time employees, excluding most of the Company’s executive officers, called for the grant (at least six months and one day from the surrender date to employees still employed on that date) of new options exercisable for two shares of Class A common stock for every three shares of Class A common stock issuable upon exercise of a surrendered option. No options were granted to any employees who participated in the exchange offer between the cancellation date and the new grant date.

ATC Mexico Holding Stock Option Plan—The Company maintains a stock option plan in its ATC Mexico subsidiary (ATC Mexico Plan). The ATC Mexico Plan provides for the issuance of options to officers, employees, directors and consultants of ATC Mexico. The ATC Mexico Plan limits the number of shares of common stock which may be granted to an aggregate of 360 shares, subject to adjustment based on changes in ATC Mexico’s capital structure. During 2002, ATC Mexico granted options to purchase 318 shares of ATC Mexico common stock to officers and employees. Such options were issued at one time with an exercise price of $10,000 per share. The exercise price per share was at fair market value as determined by the Board of Directors with the assistance of an independent appraisal performed at the Company’s request. The fair value of ATC Mexico Plan options granted during 2002 were $3,611 per share as determined by using the Black-Scholes option pricing model. As described in note 10, all outstanding options were exercised in March 2004. No options under the ATC Mexico Plan were granted in 2004 or 2003, or exercised or cancelled in 2003 or 2002, and no options were exercisable as of December 31, 2003 or 2002. (See note 10.)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ATC South America Stock Option Plan—The Company maintains a stock option plan in its ATC South America subsidiary (ATC South America Plan). The ATC South America Plan provides for the issuance of options to officers, employees, directors and consultants of ATC South America. The ATC South America Plan limits the number of shares of common stock which may be granted to an aggregate of 6,144 shares, (an approximate 10.3% interest on a fully-diluted basis), subject to adjustment based on changes in ATC South America’s capital structure. During 2004, ATC South America granted options to purchase 6,024 shares of ATC South America common stock to officers and employees, including Messrs. Gearon and Hess, who received options to purchase an approximate 6.7% and 1.6% interest, respectively. Such options were issued at one time with an exercise price of $1,349 per share. The exercise price per share was at fair market value as determined by the Board of Directors with the assistance of an independent appraisal performed at the Company’s request. The fair value of ATC South America Plan options granted during 2004 were $79 per share as determined by using the Black-Scholes option pricing model. Options granted vest upon the earlier to occur of (a) the exercise by or on behalf of Mr. Gearon of his right to sell his interest in ATC South America to the Company, (b) the exercise by the Company of its right to acquire Mr. Gearon’s interest in ATC South America, or (c) July 1, 2006. These options expire ten years from the date of grant. No options under the ATC South America Plan were exercised or cancelled in 2004, and no options were exercisable as of December 31, 2004.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s Class A common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each offering period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period and may not purchase more than $25,000 worth of stock in a calendar year (based on market values at the beginning of each offering period). During 2004, 2003 and 2002, employees purchased 85,750, 200,287 and 396,295 shares, respectively, at weighted average prices per share of $10.64, $4.80 and $3.24 respectively. At December 31, 2004, 4,052,617 shares remain reserved for future issuance under the plan.

Direct Stock Purchase Plan—During 2004, the Company established a direct stock purchase plan for all eligible investors. Under the plan, shares of the Company’s Class A common stock may be purchased without payment of a brokerage fee, at a discount, by making an initial cash investment of at least $1,000 and up to $10,000. During the year ended December 31, 2004, 295 shares of Class A common stock were purchased at weighted average prices per share of $15.01. At December 31, 2004, 24,999,705 shares remained reserved for future issuance under the plan.

14.    ACQUISITIONS

General—The acquisitions consummated during 2004, 2003 and 2002 have been accounted for under the purchase method of accounting. The purchase prices have been allocated to the net assets acquired (principally tangible and intangible assets) and the liabilities assumed based on their estimated fair values at the date of acquisition, as further discussed below.

During the years ended December 31, 2004, 2003 and 2002, the Company primarily acquired its tower assets from third parties in one of three types of transactions: the purchase of assets, the purchase of a business, or a capital lease. The structure of each transaction affects the way the Company allocates purchase price within the consolidated financial statements. In the case of an asset purchase, the Company first allocates purchase price to property and equipment for the appraised value of the tower (replacement cost) and to identifiable intangible assets (primarily customer base). The Company then records any remaining purchase price within intangible assets as a “network/location intangible.” In the case of tower assets acquired through the purchase of a business, the Company allocates purchase price similarly, except that it records the remaining purchase price after valuing all assets (including towers and identifiable intangibles) and liabilities as goodwill in accordance with SFAS No.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

141, “Business Combinations.” For tower assets acquired through capital lease, the Company records the entire purchase price as a capital lease and reflects that value in property and equipment. Property and equipment, network/location intangibles and assets held under capital lease related to tower acquisitions are amortized over their useful lives for a period up to fifteen years. (See note 1.)

The Company’s accompanying consolidated financial statements reflect preliminary allocations of purchase price for certain of its acquisitions, as appraisals of the net assets acquired have not been finalized. The Company does not expect any changes in depreciation and amortization from the finalization of these appraisals to be material to its consolidated results of operations.

Acquisitions—During the years ended December 31, 2004, 2003 and 2002, the Company’s acquisitions were limited to transactions involving the acquisition of 214, 561 and 267 communications sites for aggregate purchase prices of approximately $33.4 million, $95.1 million and $56.4 million, respectively. The principal transactions included the following:

NII Holdings, Inc.—In December 2002, the Company entered into an agreement to acquire over 500 communications sites from NII Holdings, Inc. (NII), predominantly in Mexico, for an aggregate purchase price of $100.0 million in cash. The first of these closings occurred in December 2002, through which the Company acquired 140 towers for approximately $26.2 million in cash. During the year ended December 31, 2003, the Company satisfied its minimum commitment under its agreement with NII, bringing the total towers acquired from NII to 665 for an aggregate purchase price of approximately $112.4 million in cash. During the year ended December 31, 2004, the Company acquired an additional 43 towers for approximately $7.6 million. Although the Company has satisfied its minimum obligations under its agreement with NII, it has the option to continue to acquire additional tower assets from NII through 2007.

Iusacell Celular—In the fourth quarter of 2003, the Company entered into an agreement to acquire up to 143 communications sites in Mexico from Iusacell Celular (Iusacell) for a total purchase price of approximately $31.4 million in cash. The first of the closings under this agreement occurred in December 2003, through which the Company acquired 34 towers for approximately $8.5 million in cash. During 2004, the Company closed on 97 additional towers for a total purchase price of $20.8 million. (See note 8.)

Unaudited Pro Forma Operating Results—The unaudited pro forma results of operations for the years ended December 31, 2004 and 2003 are not presented due to the insignificant impact of the 2004 and 2003 acquisitions (described above) on the Company’s consolidated results of operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and non-cash investing and financing activities are as follows (in thousands):

	2004	2003	2002
Supplemental cash flow information:
Cash paid during the period for interest (including amounts capitalized)	$209,874	$223,263	$251,705
Cash paid during the period for income taxes (net of refunds)	4,257	2,609	1,640
Non-cash investing and financing activities:
Issuance of common stock, options and warrants and assumption of options for acquisitions			1,208
Conversion of convertible notes (excluding loss on retirement)		86,129
Capital leases	3,485		453
Notes receivable and investments			16,581
ATC Mexico transaction	48,175
Decrease in fair value of cash flow hedges (net of a tax provision of $2,996 and $5,594, respectively)		5,564	10,389

16.    BUSINESS SEGMENTS

As of December 31, 2004, the Company operates in two business segments: rental and management and network development services. The rental and management segment provides for the leasing and subleasing of antennae sites on multi-tenant towers and other properties for a diverse range of customers primarily in the wireless communication and broadcast industries. The network development services segment offers services activities that support the Company’s rental and management operations and the addition of new tenants on the Company’s towers, including site acquisition, zoning, permitting and structural analysis.

The accounting policies applied in compiling segment information below are similar to those described in note 1. In evaluating financial performance, management focuses on operating profit (loss), excluding depreciation, amortization and accretion; corporate general, administrative and development expense; and impairments, net loss on sale of long-lived assets and restructuring expense. This measure of operating profit (loss) is also before interest income, interest expense, other expense, loss on retirement of long-term obligations, minority interest in net earnings of subsidiaries, loss on equity method investments, income taxes, discontinued operations and cumulative effect of change in accounting principle. For reporting purposes, the rental and management segment includes interest income, TV Azteca, net.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments as of and for the years ended December 31, 2004, 2003 and 2002 is shown in the following tables. The “Other expenses” disclosure below represents amounts excluded from specific segments, such as depreciation, amortization and accretion; corporate general, administrative and development expense; impairments, net loss on sale of long-lived assets and restructuring expense; interest income; interest expense; loss on retirement of long-term obligations; and other expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and operating profit (loss) by operating segment is as follows (in thousands):

	December 31,
	2004	2003	2002
Rental and Management:
Revenues	$684,422	$619,697	$544,906
Operating profit	461,426	397,239	316,043
Network Development Services:
Revenues	22,238	12,796	32,888
Operating profit	3,437	3,303	3,674
Other:
Other expenses	(779,000)	(718,260)	(725,988)
Continuing Operations:
Revenues	$706,660	$632,493	$577,794
Loss from continuing operations before income taxes, minority interest and loss on equity method investments	$(314,137)	$(317,718)	$(406,271)

Additional information relating to the Company’s operating segments is as follows (in thousands):

	Depreciation, Amortization and Accretion			Capital Expenditures
	2004	2003	2002	2004	2003	2002
Rental and Management	$316,587	$314,462	$312,321	$37,453	$50,336	$147,883
Network Development Services	2,159	3,494	6,384	290	106	442
Other	10,703	12,458	8,960	3,768	4,915	7,061

Continuing Operations	$329,449	$330,414	$327,665	$41,511	$55,357	$155,386

Discontinued Operations				$670	$6,251	$25,111

	Total Assets
	2004	2003
Rental and Management	$4,050,703	$4,262,037
Network Development Services	55,294	86,103
Other	979,975	942,514

	$5,085,972	$5,290,654

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized geographical information related to the Company’s operating revenues and long-lived assets as of and for the years ended December 31 is as follows (in thousands):

	2004	2003	2002
Operating Revenues:
United States	$589,395	$544,398	$512,797
International:
Mexico	93,186	76,325	59,996
Brazil	24,079	11,770	5,001

Total International	117,265	88,095	64,997

Total operating revenues	$706,660	$632,493	$577,794

Long-Lived Assets:
United States	$3,479,823	$3,756,437
International:
Mexico	332,266	295,775
Brazil	39,253	43,544

Total International	371,519	339,319

Total long-lived assets	$3,851,342	$4,095,756

For the years ended December 31, 2004, 2003 and 2002, one customer within the rental and management and network development services segment, Verizon Wireless, accounted for approximately 12%, 13% and 13%, respectively of the Company’s consolidated operating revenues. In the fourth quarter of 2004, a merger transaction was completed between two customers within the rental and management segment, Cingular Wireless and AT&T Wireless. If the transaction had occurred as of January 1, 2004, the combined revenues of the customer would have accounted for approximately 14% of our consolidated operating revenues for the year ended December 31, 2004.

17.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The information presented below reflects certain businesses as discontinued operations as described in note 2. As a result, the quarterly data presented herein does not agree to previously issued quarterly statements. Selected quarterly financial data for the years ended December 31, 2004 and 2003 is as follows (in thousands, except per share data):

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2004:
Operating revenues	$168,791	$172,292	$180,881	$184,696	$706,660
Income from operations	14,216	13,139	20,962	21,437	69,754
Net loss	(48,238)	(65,197)	(60,122)	(74,030)	(247,587)
Basic and diluted net loss per common share	$(0.22)	$(0.29)	$(0.27)	$(0.32)	$(1.10)

2003:
Operating revenues	$149,084	$155,689	$161,573	$166,147	$632,493
(Loss) income from operations	(4,763)	(3,911)	2,618	3,439	(2,617)
Net loss	(97,007)	(113,131)	(58,291)	(56,892)	(325,321)
Basic and diluted net loss per common share	$(0.50)	$(0.56)	$(0.27)	$(0.26)	$(1.56)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    SUBSEQUENT EVENTS

Debt Repurchases—From January 1, 2005 to March 25, 2005, the Company repurchased in privately negotiated transactions an aggregate of $37.0 million face amount of its ATI 12.25% Notes ($22.6 million accreted value, net of $1.6 million fair value allocated to warrants) for approximately $27.9 million in cash. The Company will record a charge of $5.9 million in the first quarter of 2005 related to the write-off of deferred financing fees and amounts paid in excess of carrying value.

19.    SUBSIDIARY GUARANTEES

The Company’s payment obligations under the ATI 12.25% Notes and the ATI 7.25% Notes (collectively, the ATI Notes) are fully and unconditionally guaranteed on joint and several bases by the Company’s parent and substantially all of the parent’s and ATI’s wholly owned domestic subsidiaries (collectively, Restricted Guarantors). The ATI Notes and the subsidiary guarantees under the notes are subordinated to all indebtedness under the Company’s credit facility.

The following condensed consolidating financial data illustrates the composition of the Company’s parent, the issuer of the ATI Notes (ATI), the combined guarantor subsidiaries under the ATI Notes, and non-guarantor subsidiaries. These statements have been prepared in accordance with the rules and requirements of the Securities and Exchange Commission and the requirements contained in the ATI Notes indenture. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information that would be useful in assessing the financial composition of the guarantors. No single guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the subsidiary guarantee other than its subordination to the Company’s credit facility described above.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2004

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$193,483	$6,174	$307	$15,593		$215,557
Accounts receivable, net		33,880	471	4,283		38,634
Prepaid & other current assets	3,793	33,243	3,102	5,229		45,367
Deferred income taxes	6,090					6,090
Assets held for sale			3,389			3,389

Total current assets	203,366	73,297	7,269	25,105		309,037

PROPERTY AND EQUIPMENT, NET		1,977,603	18,466	277,287		2,273,356
INTANGIBLE ASSETS, NET	36,463	1,390,729	9,853	140,941		1,577,986
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	2,466,908	25,658	469,552		$(2,962,118)
OTHER LONG-TERM ASSETS	634,317	172,867	25	118,384		925,593

TOTAL	$3,341,054	$3,640,154	$505,165	$561,717	$(2,962,118)	$5,085,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$36,954	$99,874	$2,932	$21,378		$161,138
Current portion of long-term obligations	133,046	4,855		485		138,386
Other current liabilities		32,233	458	(10)		32,681

Total current liabilities	170,000	136,962	3,390	21,853		332,205

LONG-TERM OBLIGATIONS	1,698,827	1,421,768		34,633		3,155,228
OTHER LONG-TERM LIABILITIES	1,274	116,193	98	3,940		121,505

Total liabilities	1,870,101	1,674,923	3,488	60,426		3,608,938

MINORITY INTEREST IN SUBSIDIARIES				6,081		6,081

STOCKHOLDERS’ EQUITY
Common Stock	2,297					2,297
Additional paid-in capital	4,012,425	3,314,130	454,489	941,455	$(4,710,074)	4,012,425
Accumulated (deficit) earnings	(2,539,403)	(1,348,899)	47,188	(446,245)	1,747,956	(2,539,403)
Treasury stock	(4,366)					(4,366)

Total stockholders’ equity	1,470,953	1,965,231	501,677	495,210	(2,962,118)	1,470,953

TOTAL	$3,341,054	$3,640,154	$505,165	$561,717	$(2,962,118)	$5,085,972

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$564,022	$15,003	$127,635		$706,660
Operating expenses		529,631	13,991	93,284		636,906

Operating income from continuing operations		34,391	1,012	34,351		69,754
Other income (expense):
Interest income, TV Azteca, net				14,316		14,316
Interest income	$2,303	1,613		928		4,844
Interest expense	(134,414)	(126,352)	(5)	(1,466)		(262,237)
Other expense	(69,243)	(71,021)	(5)	(545)		(140,814)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(118,007)	1,674	22,688		$93,645

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(319,361)	(159,695)	23,690	47,584	93,645	(314,137)
Income tax benefit (provision)	70,474	30,749	(191)	(20,856)		80,176
Minority interest in net earnings of subsidiaries				(2,366)		(2,366)
Loss on equity method investments		(2,915)				(2,915)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(248,887)	(131,861)	23,499	24,362	93,645	(239,242)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (PROVISION)	1,300	(8,888)	(757)			(8,345)

NET (LOSS) INCOME	$(247,587)	$(140,749)	$22,742	$24,362	$93,645	$(247,587)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(149,729)	$266,558	$1,511	$98,360	$216,700
CASH FLOWS (USED FOR) PROVIDED BY INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(26,547)	(1,530)	(14,104)	(42,181)
Payments for acquisitions		(4,867)		(32,483)	(37,350)
Proceeds from sale of businesses and other long-term assets		23,965	3,683	4,339	31,987
Deposits, investments and other		2,885	25	(582)	2,328

Cash (used for) provided by investing activities		(4,564)	2,178	(42,830)	(45,216)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of debt securities	1,072,500				1,072,500
Borrowings under credit facility		700,000			700,000
Repayment of notes payable, credit facility and capital leases	(1,063,342)	(939,413)		(646)	(2,003,401)
Deferred financing costs, restricted cash and other	138,441	31,068			169,509
Investment in and advances to subsidiaries	181,696	(109,284)	(4,218)	(68,194)

Cash provided by (used for) financing activities	329,295	(317,629)	(4,218)	(68,840)	(61,392)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	179,566	(55,635)	(529)	(13,310)	110,092
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,917	61,809	836	28,903	105,465

CASH AND CASH EQUIVALENTS, END OF YEAR	$193,483	$6,174	$307	$15,593	$215,557

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2003

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,917	$61,809	$836	$28,903		$105,465
Restricted cash and investments	120,915	49,121				170,036
Accounts receivable, net		49,957	317	7,461		57,735
Prepaid and other current assets	3,621	40,188	3,717	4,118		51,644
Deferred income taxes	14,122					14,122
Assets held for sale		7,532	10,119			17,651

Total current assets	152,575	208,607	14,989	40,482		416,653

PROPERTY AND EQUIPMENT, NET		2,154,802	19,199	309,323		2,483,324
INTANGIBLE ASSETS, NET	37,679	1,486,798	9,508	78,447		1,612,432
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	2,751,607	26,822	442,179		$(3,220,608)
OTHER LONG-TERM ASSETS	508,411	158,668		111,166		778,245

TOTAL	$3,450,272	$4,035,697	$485,875	$539,418	$(3,220,608)	$5,290,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$61,175	$91,938		$14,178		$167,291
Current portion of long-term obligations	44	76,171		412		76,627
Other current liabilities		41,449				41,449
Liabilities held for sale		1,494	$8,416			9,910

Total current liabilities	61,219	211,052	8,416	14,590		295,277

LONG-TERM OBLIGATIONS	1,772,155	1,475,597		35,352		3,283,104
OTHER LONG-TERM LIABILITIES		81,620		1,876		83,496

Total liabilities	1,833,374	1,768,269	8,416	51,818		3,661,877

MINORITY INTEREST IN SUBSIDIARIES				18,599		18,599
STOCKHOLDERS’ EQUITY:
Common Stock	2,201					2,201
Additional paid-in capital	3,910,879	3,475,578	453,013	946,328	$(4,874,919)	3,910,879
Accumulated (deficit) earnings	(2,291,816)	(1,208,150)	24,446	(470,607)	1,654,311	(2,291,816)
Note receivable				(6,720)		(6,720)
Treasury stock	(4,366)					(4,366)

Total stockholders’ equity	1,616,898	2,267,428	477,459	469,001	(3,220,608)	1,610,178

TOTAL	$3,450,272	$4,035,697	$485,875	$539,418	$(3,220,608)	$5,290,654

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$530,058	$4,131	$98,304		$632,493
Operating expenses		551,564	3,797	79,749		635,110

Operating (loss) income from continuing operations		(21,506)	334	18,555		(2,617)
Other income (expense):
Interest income, TV Azteca, net				14,222		14,222
Interest income	$523	4,535		197		5,255
Interest expense	(145,395)	(132,816)	(5)	(1,567)		(279,783)
Other expense	(34,285)	(19,402)		(1,108)		(54,795)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(173,760)	(2,008)	18,188		$157,580

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(352,917)	(171,197)	18,517	30,299	157,580	(317,718)
Income tax benefit (provision)	37,590	47,148	(82)	(6,860)		77,796
Minority interest in net earnings of subsidiaries				(3,703)		(3,703)
Loss on equity method investments	(9,994)	(11,227)				(21,221)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(325,321)	(135,276)	18,435	19,736	157,580	(264,846)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(6,323)	(16,134)	(38,018)		(60,475)

NET (LOSS) INCOME	$(325,321)	$(141,599)	$2,301	$(18,282)	$157,580	$(325,321)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$497,865	$4,565	$75,364		$577,794
Operating expenses		657,050	3,035	71,196		731,281

Operating (loss) income from continuing operations		(159,185)	1,530	4,168		(153,487)
Other income (expense):
Interest income, TV Azteca, net				13,938		13,938
Interest income		3,362		134		3,496
Interest expense	$(149,123)	(102,306)		(2,916)		(254,345)
Other expense	(1,731)	(8,810)		(5,332)		(15,873)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(1,023,221)	2,322	8,268		$1,012,631

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(1,174,075)	(264,617)	9,798	9,992	1,012,631	(406,271)
Income tax benefit (provision)	27,695	51,289	(252)	2,409		81,141
Minority interest in net loss (earnings) of subsidiaries		8		(2,126)		(2,118)
Loss on equity method investments	(17,160)	(1,395)				(18,555)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,163,540)	(214,715)	9,546	10,275	1,012,631	(345,803)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (PROVISION)		(23,173)	4,506	(236,452)		(255,119)

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,163,540)	(237,888)	14,052	(226,177)	1,012,631	(600,922)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT		(368,431)	(4,884)	(189,303)		(562,618)

NET (LOSS) INCOME	$(1,163,540)	$(606,319)	$9,168	$(415,480)	$1,012,631	$(1,163,540)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2002

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(134,540)	$188,339	$7,897	$43,453	$105,149

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(135,252)	(1,675)	(43,570)	(180,497)
Payments for acquisitions, net of cash acquired		(17,424)		(38,937)	(56,361)
Proceeds from sale of businesses and other long-term assets		43,253		66,100	109,353
Deposits, investments and other	2,000	(3,771)	2	14,017	12,248

Cash provided by (used for) investing activities	2,000	(113,194)	(1,673)	(2,390)	(115,257)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Borrowings under notes payable and credit facility		160,000			160,000
Repayment of notes payable, credit facility and capital leases		(7,358)		(140,912)	(148,270)
Net proceeds from stock options and employee stock purchase plan	1,305				1,305
Deferred financing costs, restricted cash and other	94,071	(5,664)			88,407
Investments in and advances from (to) subsidiaries	37,164	(140,435)	(8,465)	111,736

Cash provided by (used for) financing activities	132,540	6,543	(8,465)	(29,176)	101,442

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		81,688	(2,241)	11,887	91,334
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		25,912	2,997	7,049	35,958

CASH AND CASH EQUIVALENTS, END OF YEAR		$107,600	$756	$18,936	$127,292

INDEX TO EXHIBITS

The exhibits below are included, either by being filed herewith or by incorporation by reference, as part of this annual report on Form 10-K. Exhibits are identified according to the number assigned to them in Item 601 of Regulation S-K. Documents that are incorporated by reference are identified by their Exhibit number as set forth in the filing from which they are incorporated by reference. The filings of the Registrant from which various exhibits are incorporated by reference into this annual report are indicated by parenthetical numbering which corresponds to the following key:

(1)	Quarterly Report Form 10-Q (File No. 001-14195) filed on August 16, 1999;

(2)	Registration Statement on Form S-3 (File No. 333-89345) filed on October 20, 1999;

(3)	Current Report on Form 8-K (File No. 001-14195) filed on February 24, 2000;

(4)	Annual Report on Form 10-K (File No. 001-14195) filed on March 29, 2000;

(5)	Annual Report on Form 10-K (File No. 001-14195) filed on April 2, 2001;

(6)	Quarterly Report on Form 10-Q (File No. 001-14195) filed August 14, 2001;

(7)	Annual Report on Form 10-K (File No. 001-14195) filed on April 1, 2002;

(8)	Current Report on Form 8-K (File No. 001-14195) filed February 25, 2003;

(9)	Annual Report on Form 10-K (File No. 001-14195) filed on March 24, 2003;

(10)	Current Report on Form 8-K (File No. 001-14195) filed on July 29, 2003;

(11)	Registration Statement on Form S-3 (File No. 333-109489) filed on October 3, 2003; and

(12)	Registration Statement on Form S-4 (File No. 333-111952) filed on January 15, 2004.

(13)	Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004.

(14)	Current Report on Form 8-K (File No. 001-14195) filed on May 25, 2004.

(15)	Quarterly Report on Form 10-Q (File No. 001-14195) filed August 9, 2004;

(16)	Registration Statement on Form S-3 (File No. 333-119162) filed on September 21, 2004.

(17)	Current Report on Form 8-K (File No. 001-14195) filed on October 5, 2004.

(18)	Quarterly Report on Form 10-Q (File No. 001-14195) filed November 9, 2004;

(19)	Current Report on Form 8-K (File No. 001-14195) filed on December 6, 2004.

Exhibit No.	Description of Document	Exhibit File No.

3.1	Restated Certificate of Incorporation, as amended, of the Company as filed with the Secretary of State of the State of Delaware on June 4, 1999	3(i)(1)

3.2	By-Laws, as amended November 13, 2003, of the Company	3.2(13)

4.2	Indenture, dated as of October 4, 1999, by and between the Company and The Bank of New York, as Trustee, for the 2.25% Convertible Notes due 2009, including the form of 2.25% Convertible Note	4.2(2)

4.3	Indenture, dated as of February 15, 2000, by and between the Company and The Bank of New York, as Trustee, for the 5.0% Convertible Notes due 2010, including the form of 5.0% Convertible Note	4.1(3)

4.4	Indenture, dated as of January 31, 2001, by and between the Company and The Bank of New York, as Trustee, for the 9 3/8% Senior Notes due 2009, including the form of 9 3/8% Senior Note	4.9(5)

Exhibit No.	Description of Document	Exhibit File No.

4.5	Indenture, dated as of January 29, 2003, by and among ATI (as successor by merger to American Tower Escrow Corporation), the Guarantors named therein and The Bank of New York, as Trustee, for the 12.25% Senior Subordinated Discount Notes due 2008 including the form of 12.25% Senior Subordinated Discount Note	4.5(9)

4.6	Indenture, dated as of August 4, 2003 by and between the Company and The Bank of New York, as Trustee, for the 3.25% Convertible Notes due 2010, including the form of 3.25% Convertible Note	4.3(11)

4.7	Indenture, dated as of November 18, 2003, by and among ATI, the Guarantors named therein and The Bank of New York, as Trustee, for the 7.25% Senior Subordinated Notes due 2011, including the form of 7.25% Senior Subordinated Note	4.6(12)

4.8	Indenture, dated as of February 4, 2004, by and between the Company and The Bank of New York, as Trustee, for the 7.50% Senior Notes due 2012, including the form of 7.50% Senior Note	4.8(13)

4.9	Indenture, dated as of August 20, 2004, by and between the Company and The Bank of New York, as Trustee, for the 3.00% Convertible Notes Due August 15, 2012, including the form of 3.00% Convertible Note	4.3(16)

4.10	Indenture, dated as of October 5, 2004, by and between the Company and The Bank of New York, as Trustee, for the 7.125% Senior Notes Due 2012, including the form of 7.125% Senior Note	4.1(17)

4.11	Supplemental Indenture No. 1, dated as of December 6, 2004, by and between the Company and The Bank of New York, as Trustee, supplementing the indenture for the 7.125% Senior Notes Due 2012, dated as of October 5, 2004	4.1(19)

4.12	Warrant Agreement, dated as of January 29, 2003, by and among the Company and the Bank of New York, as warrant agent	4.6(9)

4.13	Form of Warrant to purchase an aggregate of 11,389,012 shares of Class A Common Stock	4.7(9)

10.1	Amended and Restated American Tower Systems Corporation 1997 Stock Option Plan, as amended May 17, 2001	10.1 (6)*

10.2	American Tower Corporation 2000 Employee Stock Purchase Plan	10.18(4)*

10.3	First Amendment to American Tower Corporation 2000 Employee Stock Purchase Plan, dated as of November 13, 2003	10.3(13)*

10.4	ATC Mexico Holding Corporation 2001 Stock Option Plan	10.3 (9)*

10.5	ATC South America Holding Corp. 2004 Stock Option Plan.	10.2(15)*

10.6	Letter Agreement, dated as of August 22, 2001, by and between the Company and James D. Taiclet, Jr.	10.4 (9)*

10.7	Stockholder/Optionee Agreement, dated as of October 11, 2001, by and among ATC Mexico Holding Corp., the Company, American Tower International, Inc., J. Michael Gearon, Jr., and the Persons who from time to time execute a counterpart of the Agreement	10.28(7)

10.8	Letter Agreement dated April 2, 2004 among American Tower Corporation, J. Michael Gearon, Jr. and the other Stockholders identified therein	10.5(15)

Exhibit No.	Description of Document	Exhibit File No.

10.9	Stockholder/Optionee Agreement dated as of January 1, 2004 among ATC South America Holding Corp., American Tower Corporation, American Tower International, Inc., J. Michael Gearon, Jr. and the Persons who from time to time may execute a counterpart thereto.	10.3(15)

10.10	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and J. Michael Gearon, Jr.	10.4(15)

10.11	Pledge Agreement, dated as of October 11, 2001, by and among J. Michael Gearon, Jr. and ATC Mexico Holding Corp.	10.30(7)

10.12	Secured Note, dated October 11, 2001, by and among J. Michael Gearon, Jr. and ATC Mexico Holding Corp.	10.31(7)

10.13	Letter Agreement, dated as of November 7, 2003, by and between the Company and Steven J. Moskowitz	10.10(13)*

10.14	Letter Agreement, dated as of November 7, 2003, by and between the Company and William H. Hess	10.11(13)*

10.15	Letter Agreement, dated as of November 7, 2003, by and between the Company and Bradley E. Singer	10.12(13)*

10.16	American Tower Retirement Plan for Steven B. Dodge, dated as of December 31, 2003, by and between the Company and Steven B. Dodge	10.13(13)*

10.17	Employment Agreement, dated as of January 24, 2004, by and between the Company and Steven B. Dodge	10.14(13)*

10.18	Amended and Restated Registration Rights Agreement, dated as of February 25, 1999, by and among the Company and each of the parties named therein	10.2(5)

10.19	Loan Agreement dated as of May 24, 2004 among American Tower, L.P., American Towers, Inc., American Tower International, Inc., American Tower, LLC, as borrowers, Toronto Dominion Bank, New York Branch, a Issuing Bank, Toronto Dominion (Texas), Inc., as Administrative Agent, and the several lead-arrangers and joint bookrunners, co-arrangers and co-documentation agents, the syndication agent and the several lenders that are parties thereto.	99.2(14)

10.20	Notice of Incremental Facility Commitment, dated as of January 28, 2004	10.20(13)

10.21	Warrant Registration Rights Agreement, dated as of January 29, 2003, by and among the Company and the Initial Purchasers named therein with respect to Warrants to purchase shares of Class A Common Stock of the Company	10.12(9)

10.22	Registration Rights Agreement, dated as of August 4, 2003, by and among the Company and the Initial Purchasers named therein with respect to the 3.25% Convertible Notes due 2010	4.4(11)

10.23	Registration Rights Agreement, dated as of October 5, 2004, by and among the Company and Credit Suisse First Boston LLC, as Representative of the several Purchasers, with respect to the 7.125% Senior Notes due 2012	10.1(17)

Exhibit No.	Description of Document	Exhibit File No.

10.24	Amendment No. 1, dated as of December 6, 2004, between the Company and Credit Suisse First Boston LLC, amending the Registration Rights Agreement for the 7.125% Senior Notes due 2012, dated as of October 5, 2004	10.2(19)

10.25	Registration Rights Agreement, dated as of August 20, 2004, between the Company and Goldman, Sachs & Co., as Initial Purchaser, with respect to the 3.00% Convertible Notes due 2012	4.4(16)

10.26	Letter Agreement, dated as of February 12, 2004, by and between the Company and J. Michael Gearon, Jr.	10.25(13)*

10.27	Asset Purchase Agreement dated as of October 18, 2004 between ATC Tower Services, Inc., and Andrew Corporation	10(18)

12	Statement Regarding Computation of Earnings to Fixed Charges	Filed herewith as Exhibit 12

21	Subsidiaries of the Company	Filed herewith as Exhibit 21

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certifications pursuant to 18 U.S.C. Section 1350	Filed herewith as Exhibit 32

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(c).