Form 10-Q
period 2005-03-31
AMERICAN TOWER CORP /MA/
filed 2005-05-10
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

American Tower Corporation

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of May 4, 2005, there were 230,666,614 shares of Class A Common Stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

FORM 10-Q

QUARTER ENDED MARCH 31, 2005

PART 1.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(In Thousands, Except Share Data)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122,797	$215,557
Accounts receivable, net of allowances of $13,597 and $13,968, respectively	30,424	38,634
Prepaid and other current assets	35,820	45,367
Deferred income taxes	6,090	6,090
Assets held for sale	3,389	3,389

Total current assets	198,520	309,037

PROPERTY AND EQUIPMENT, net	2,231,278	2,273,356
OTHER INTANGIBLE ASSETS, net	967,229	985,303
GOODWILL	592,683	592,683
DEFERRED INCOME TAXES	642,145	633,814
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	293,045	291,779

TOTAL	$4,924,900	$5,085,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$120,666	$121,672
Accrued interest	43,586	39,466
Current portion of other long-term obligations	5,350	138,386
Unearned revenue	28,422	32,681

Total current liabilities	198,024	332,205

LONG-TERM OBLIGATIONS	3,141,835	3,155,228
OTHER LONG-TERM LIABILITIES	126,740	121,505

Total liabilities	3,466,599	3,608,938

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES	5,970	6,081

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 500,000,000 shares authorized; 230,761,701 and 229,745,116 shares issued, 230,616,480 and 229,599,895 shares outstanding, respectively	2,308	2,297
Additional paid-in capital	4,025,353	4,012,425
Accumulated deficit	(2,570,964)	(2,539,403)
Treasury stock (145,221 shares at cost)	(4,366)	(4,366)

Total stockholders’ equity	1,452,331	1,470,953

TOTAL	$4,924,900	$5,085,972

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Rental and management	$181,570	$164,576
Network development services	2,785	4,215

Total operating revenues	184,355	168,791

OPERATING EXPENSES:
Rental and management	60,180	58,876
Network development services	2,202	3,561
Depreciation, amortization and accretion	81,971	81,345
Corporate general, administrative and development expense	6,973	6,879
Impairments, net loss on sale of long-lived assets and restructuring expense	2,777	3,914

Total operating expenses	154,103	154,575

OPERATING INCOME FROM CONTINUING OPERATIONS	30,252	14,216

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $373 and $376, respectively	3,498	3,540
Interest income	699	1,114
Interest expense	(54,716)	(69,157)
Loss on retirement of long-term obligations	(15,042)	(8,053)
Other income (expense)	670	(204)

Total other expense	(64,891)	(72,760)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY METHOD INVESTMENTS	(34,639)	(58,544)
Income tax benefit	4,338	13,018
Minority interest in net earnings of subsidiaries	(55)	(1,423)
Loss on equity method investments	(1,098)	(618)

LOSS FROM CONTINUING OPERATIONS	(31,454)	(47,567)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $57 and $363, RESPECTIVELY	(107)	(671)

NET LOSS	$(31,561)	$(48,238)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.14)	$(0.22)
Loss from discontinued operations

NET LOSS PER COMMON SHARE	$(0.14)	$(0.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	230,158	220,408

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(In Thousands)

	Three Months Ended March 30,
	2005	2004
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(31,561)	$(48,238)
Other non-cash items reflected in statements of operations	109,829	102,720
Decrease in assets	13,606	10,829
Increase (decrease) in liabilities	681	(33,595)

Cash provided by operating activities	92,555	31,716

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(15,881)	(10,832)
Payments for acquisitions	(932)	(13,373)
Payments for acquisition of Mexico minority interest	(7,270)
Proceeds from sale of businesses and other long-term assets	910	20,818
Deposits, investments and other long-term assets	(310)	(2,586)

Cash used for investing activities	(23,483)	(5,973)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of notes payable, credit facility and capital leases	(169,086)	(307,704)
Proceeds from issuance of debt securities		225,000
Net proceeds from stock options	7,500	4,271
Restricted cash and investments		50,899
Deferred financing costs and other financing activities	(246)	(4,976)

Cash used for financing activities	(161,832)	(32,510)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(92,760)	(6,767)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	215,557	105,465

CASH AND CASH EQUIVALENTS, END OF PERIOD	$122,797	$98,698

CASH PAID FOR INCOME TAXES	$958	$279

CASH PAID FOR INTEREST	$37,255	$75,149

NON-CASH TRANSACTIONS
Issuance of common stock in connection with the acquisition of Mexico minority interest	$2,831

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.    Basis of Presentation and Accounting Policies

The accompanying condensed consolidated financial statements have been prepared by American Tower Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K.

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

Loss Per Common Share—Basic and diluted net loss per common share have been computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2005 and 2004, potential common shares, including options, warrants and shares issuable upon conversion of the Company’s convertible notes, have been excluded from the computation of diluted loss per common share, as their effect is anti-dilutive. Potential common shares excluded from the calculation of net loss per share were approximately 67.9 million and 59.0 million for the three months ended March 31, 2005 and 2004, respectively.

Stock-Based Compensation—The Company continues to use Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) to account for equity grants and awards to employees, officers and directors and has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.”

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (as amended) to stock-based compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(31,561)	$(48,238)
Add: Stock-based employee compensation expense associated with modifications, net of related tax effect, included in net loss as reported	133
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(4,320)	(5,903)

Pro-forma net loss	$(35,748)	$(54,141)

Basic and diluted net loss per share—as reported	$(0.14)	$(0.22)
Basic and diluted net loss per share pro-forma	$(0.16)	$(0.25)

Recent Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires entities to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). In April 2005, the SEC adopted a rule that deferred the required effective date for certain public companies, and SFAS 123R is now effective as of the beginning of the first fiscal year beginning after June 15, 2005. The Company is in the process of evaluating the two methods of adoption allowed by SFAS 123R; the modified-prospective transition method and modified-retrospective transition method. The Company will adopt SFAS No. 123R as of January 1, 2006.

Reclassifications—Certain reclassifications have been made to the accompanying 2004 condensed consolidated financial statements and related notes to conform to the 2005 presentation.

2.    Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

3.    Discontinued Operations

As described in note 2 to the Company’s 2004 Annual Report on Form 10-K, the Company sold its tower construction services unit in November 2004 and substantially all the assets of Kline Iron & Steel Co., Inc. (Kline) in March 2004. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the operating results of these businesses as discontinued operations in the accompanying condensed consolidated statements of operations.

The following table presents summary operating results of the Company’s discontinued operations (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenue		$21,025

Loss from discontinued operations		(697)
Income tax benefit on loss from discontinued operations		245
Net loss on disposal of discontinued operations, net of tax benefit of $57 and $118, respectively	$(107)	(219)

Loss from discontinued operations, net	$(107)	$(671)

4.    Goodwill and Other Intangible Assets

The Company’s net carrying amount of goodwill was approximately $592.7 million as of March 31, 2005 and December 31, 2004, all of which related to its rental and management segment.

The following table presents summary information about the Company’s acquired intangible assets subject to amortization (in thousands):

	March 31, 2005	December 31, 2004
Acquired customer base and network location intangibles	$1,381,443	$1,369,607
Deferred financing costs	84,445	89,736
Acquired licenses and other intangibles	43,404	43,404

Total	1,509,292	1,502,747
Less accumulated amortization	(542,063)	(517,444)

Other intangible assets, net	$967,229	$985,303

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization of intangible assets for the three months ended March 31, 2005 was approximately $24.3 million (excluding amortization of deferred financing costs, which is included in interest expense). The Company expects to record estimated amortization expense of $98.0 million for the year ended December 31, 2005, and $96.7 million, $92.8 million, $91.3 million, $89.6 million and $87.9 million, respectively, for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

5.    Financing Transactions

9 3/8% Notes Redemption—In January 2005, the Company completed the redemption of $133.0 million principal amount of its 9 3/8% senior notes due 2009 (9 3/8% Notes) in accordance with a notice of redemption issued in December 2004. The Company used a portion of the proceeds from its December 2004 offering of 7.125% senior notes due 2012, plus additional cash on hand, to redeem the 9 3/8% Notes pursuant to the terms of the indenture at a purchase price equal to 105.11% of the principal amount, plus accrued interest. The total aggregate redemption price was $139.8 million, plus approximately $5.3 million in accrued interest. Upon completion of this partial redemption and as of March 31, 2005, $141.9 million principal amount of the 9 3/8% Notes remained outstanding. The Company recorded a charge of $9.2 million related to amounts paid in excess of carrying value and write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2005.

ATI 12.25% Notes Repurchases—During the three months ended March 31, 2005, in addition to the redemption discussed above, the Company repurchased in privately negotiated transactions 12.25% senior subordinated discount notes due 2008 of American Towers, Inc. (ATI), the Company’s principal operating subsidiary (ATI 12.25% Notes). The Company repurchased an aggregate of $37.0 million face amount ($22.6 million accreted value, net of $1.6 million fair value allocated to warrants) of ATI 12.25% Notes for approximately $27.9 million in cash. The Company recorded a charge of $5.8 million related to the amounts paid in excess of carrying value and write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2005. As of March 31, 2005, the Company had $291.7 million accreted value of ATI 12.25% Notes outstanding (net of fair value allocated to warrants of $18.6 million).

6.    Restructuring

During the three months ended March 31, 2005, the Company incurred certain employee separation costs and made cash payments against its accrued restructuring liability. The following table displays activity with respect to the accrued restructuring liability for the three months ended March 31, 2005 (in thousands):

	Liability as of January 1, 2005	Restructuring Expense	Cash Payments	Liability as of March 31, 2005
Employee separations	$665	$45	$(291)	$419
Lease terminations and other facility closing costs	431		(91)	340

Total	$1,096	$45	$(382)	$759

There were no material changes in estimates related to the Company’s accrued restructuring liability during the three months ended March 31, 2005. The Company expects to pay the balance of the employee separation liabilities through the second half of 2005. Additionally, the Company continues to negotiate certain lease terminations associated with its restructuring liability. Such liability is reflected in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

The accounting policies applied in compiling segment information below are similar to those described in the Company’s 2004 Annual Report on Form 10-K. In evaluating financial performance, management focuses on operating profit (loss), excluding depreciation, amortization and accretion; corporate general, administrative and development expense; and impairments, net loss on sale of long-lived assets and restructuring expense. This measure of operating profit (loss) is also before interest income, interest expense, other expense, loss on retirement of long-term obligations, minority interest in net earnings of subsidiaries, loss on equity method investments, income taxes and discontinued operations. For reporting purposes, the rental and management segment includes interest income, TV Azteca, net.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2005 and 2004 is shown in the following tables. The Other column below represents amounts excluded from specific segments, such as depreciation, amortization and accretion expense; corporate general, administrative and development expense; impairments, net loss on sale of long-lived assets and restructuring expense; interest income; interest expense; loss on retirement of long-term obligations; and other expense. The Other column also includes corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts not allocated to specific segments, as well as assets held for sale.

Three months ended March 31, (in thousands)	RM	Services	Other	Total
2005
Revenues	$181,570	$2,785		$184,355
Operating profit (loss)	124,888	583	$(160,110)	(34,639)
Assets	4,000,964	41,056	882,880	4,924,900
2004
Revenues	$164,576	$4,215		$168,791
Operating profit (loss)	109,240	654	(168,438)	(58,544)
Assets	4,194,721	67,976	891,231	5,153,928

8.    Commitments and Contingencies

Verestar—Verestar, Inc., a subsidiary of the Company, filed for protection under Chapter 11 of the federal bankruptcy laws on December 22, 2003. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against the Company for breaches by Verestar of those contracts as to which the Company is primarily or secondarily liable as a guarantor. The Company accrued its estimate of costs to settle these obligations as of December 31, 2003 and has adjusted such estimate to reflect actual payments made through March 31, 2005. The liability of $2.6 million and $3.2 million as of March 31, 2005, and December 31, 2004, respectively, is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. In addition, Verestar’s bankruptcy estate may bring certain claims against the Company or seek to hold the Company liable for certain transfers made by Verestar to the Company and/or for Verestar’s obligations to creditors under various equitable theories recognized under

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

bankruptcy law. The Official Committee of Unsecured Creditors appointed in the Verestar bankruptcy proceeding (the Committee) has requested, and the Company has agreed to produce, certain documents in connection with the subpoena for Rule 2004 Examination (as defined under federal bankruptcy laws) issued by the Committee. The Bankruptcy Court also has entered an order approving a stipulation between Verestar and the Committee that permits the Committee to file claims against the Company and/or its affiliates on behalf of Verestar. In filings with the Bankruptcy Court and in oral statements to the Company’s counsel, counsel for the Committee has stated that the Committee may pursue claims against the Company and certain of its current or former officers or directors. No such claims had been filed as of May 4, 2005. In the opinion of management, the resolution of any claims that may be made against the Company by Verestar’s bankruptcy estate will not have a material impact on the Company’s consolidated financial position, results of operations or liquidity. Finally, the Company will incur additional costs in connection with its involvement in the Verestar bankruptcy proceedings. Such costs will be recorded as incurred and reflected within discontinued operations in the accompanying condensed consolidated financial statements.

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of Company management, after consultation with counsel, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

Acquisitions—As of March 31, 2005, the Company was party to an agreement relating to the acquisition of nine tower assets from Iusacell Celular (Iusacell) for an aggregate remaining purchase price of approximately $1.9 million. The Company may pursue acquisitions of other properties and businesses in new and existing locations, although there are no definitive material agreements with respect thereto, except as described in note 10.

Build-to-Suit Agreements—As of March 31, 2005, the Company was party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. Under the terms of the agreements, the Company is obligated over a three-year period to construct up to 750 towers, including 400 towers in Mexico and 350 towers in Brazil. During the three months ended March 31, 2005, the Company completed construction on 20 towers in Mexico pursuant to build-to-suit agreements.

9.    ATC International Transactions

ATC Mexico Holding—During 2004, the Company repurchased a 12.0% interest in ATC Mexico Holding Corp. (ATC Mexico), the subsidiary through which the Company conducts its Mexico operations, from certain stockholders of ATC Mexico, including J. Michael Gearon, Jr. (Mr. Gearon) and William H. Hess (Mr. Hess), executive officers of the Company. The Company paid 80% of the consideration for their interests in ATC Mexico in April 2004 (for Mr. Gearon) and October 2004 (for Mr. Hess and the other stockholders). Payment of the remaining 20% of the purchase price of $7.3 million, plus interest (for Mr. Gearon), and 218,566 shares of Class A common stock (for Mr. Hess and the other stockholders) was contingent upon ATC Mexico satisfying certain performance criteria. In February 2005, the Company’s Board of Directors determined that the performance criteria had been satisfied and the Company paid to these stockholders the remaining 20% of the purchase price. The Company paid Mr. Gearon $7.7 million in cash and issued to the other stockholders (including Mr. Hess) an aggregate of 159,836 shares of Class A common stock, net of 58,730 shares of Class A common stock retained by the Company to satisfy employee tax withholding obligations. The Company recorded the aggregate purchase price of these shares of $3.9 million in the accompanying condensed consolidated balance sheet as of March 31, 2005. In accordance with SFAS No. 141 “Business Combinations” the acquisitions have been accounted for under the purchase method of accounting. The purchase prices have been allocated to the net assets acquired (principally intangible assets) and liabilities assumed based on the estimated fair values at the date of acquisition.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

10.    Subsequent Events

Agreement to Merge with SpectraSite, Inc.—On May 4, 2005, the Company announced an agreement to merge with SpectraSite, Inc. (SpectraSite). Under the terms of the agreement, the Company and SpectraSite will merge in a stock for stock exchange, in which shareholders of SpectraSite will receive 3.575 shares of the Company’s Class A common stock for each common share of SpectraSite. The Company expects to issue approximately 181.0 million shares in the transaction. The Company expects the transaction, which is subject to approval by the Company’s and SpectraSite’s shareholders, as well as regulatory approvals and other customary closing conditions, to close in the second half of 2005.

ATI 12.25% Notes Repurchases—From April 1, 2005 to May 4, 2005, the Company repurchased in privately negotiated transactions an aggregate of $77.4 million face amount ($49.1 million accreted value, net of $3.1 million fair value allocated to warrants) of ATI 12.25% Notes for approximately $59.0 million in cash. The Company will record a charge of $11.1 million related to the amounts paid in excess of carrying value and write-off of deferred financing fees in the second quarter of 2005. As of May 4, 2005, the Company had $245.7 million accreted value of ATI 12.25% Notes outstanding (net of fair value allocated to warrants of $15.1 million).

11.    Subsidiary Guarantees

ATI’s payment obligations under the ATI 12.25% Notes and the ATI 7.25% senior subordinated notes due 2011 (the ATI 7.25% Notes, and collectively with the ATI 12.25% Notes, the ATI Notes) are fully and unconditionally guaranteed on joint and several bases by the Company (ATI’s parent) and substantially all of the Company’s and ATI’s wholly owned domestic subsidiaries (collectively Restricted Guarantors). The ATI Notes and the subsidiary guarantees under the ATI Notes are subordinated to all indebtedness under the Company’s credit facility.

The following condensed consolidating financial data illustrates the composition of the Company, ATI, the combined guarantor subsidiaries under the ATI Notes and non-guarantor subsidiaries. These statements have been prepared in accordance with the rules and requirements of the SEC and the requirements contained in the ATI Notes indentures. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the guarantors. No single guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the subsidiary guarantee other than its subordination to the Company’s credit facility.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2005

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS;
Cash & cash equivalents	$40,463	$64,401	$524	$17,409		$122,797
Accounts receivable, net		24,353	2,162	3,909		30,424
Prepaid & other current assets	3,948	26,421	333	5,118		35,820
Deferred income taxes	6,090					6,090
Assets held for sale			3,389			3,389

Total current assets	50,501	115,175	6,408	26,436		198,520

PROPERTY AND EQUIPMENT, NET		1,935,746	18,037	277,495		2,231,278
INTANGIBLE ASSETS, NET	32,979	1,367,355	9,847	149,731		1,559,912
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	2,459,605	23,357	479,228		$(2,962,190)
OTHER LONG-TERM ASSETS	642,648	173,652	25	118,865		935,190

TOTAL	$3,185,733	$3,615,285	$513,545	$572,527	$(2,962,190)	$4,924,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$33,275	$104,514	$1,620	$24,843		$164,252
Current portion of long-term obligations	46	4,821		483		5,350
Other current liabilities		27,993	396	33		28,422

Total current liabilities	33,321	137,328	2,016	25,359		198,024

LONG-TERM OBLIGATIONS	1,698,807	1,408,532	(2)	34,498		3,141,835
OTHER LONG-TERM LIABILITIES	1,274	121,253	98	4,115		126,740

Total liabilities	1,733,402	1,667,113	2,112	63,972		3,466,599

MINORITY INTEREST IN SUBSIDIARIES				5,970		5,970

STOCKHOLDERS’ EQUITY
Common Stock	2,308					2,308
Additional paid-in capital	4,025,353	3,318,629	451,789	936,376	$(4,706,794)	4,025,353
Accumulated (deficit) earnings	(2,570,964)	(1,370,457)	59,644	(433,791)	1,744,604	(2,570,964)
Treasury stock	(4,366)					(4,366)

Total stockholders’ equity	1,452,331	1,948,172	511,433	502,585	(2,962,190)	1,452,331

TOTAL	$3,185,733	$3,615,285	$513,545	$572,527	$(2,962,190)	$4,924,900

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$146,371	$1,718	$36,266		$184,355
Operating expenses		127,994	1,214	24,895		154,103

Operating income from continuing operations		18,377	504	11,371		30,252

Other income (expense):
Interest income, TV Azteca, net				3,498		3,498
Interest income	$250	317		132		699
Interest expense	(25,637)	(28,689)	(2)	(388)		(54,716)
Other expense	(9,166)	(5,351)		145		(14,372)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(9,102)	686	11,768		$(3,352)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(43,655)	(14,660)	12,270	14,758	(3,352)	(34,639)

Income tax benefit (provision)	12,094	(5,693)	186	(2,249)		4,338
Minority interest in net earnings of subsidiaries				(55)		(55)

Loss on equity method investments		(1,098)				(1,098)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(31,561)	(21,451)	12,456	12,454	(3,352)	(31,454)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(107)				(107)

NET (LOSS) INCOME	$(31,561)	$(21,558)	$12,456	$12,454	$(3,352)	$(31,561)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(29,445)	$93,457	$680	$27,863	$92,555
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(8,618)	(41)	(7,222)	(15,881)
Payments for acquisitions				(8,202)	(8,202)
Proceeds from sale of businesses and other long-term assets		910			910
Deposits, investments and other long-term assets		18		(328)	(310)

Cash used for investing activities		(7,690)	(41)	(15,752)	(23,483)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of notes payable, credit facility and capital leases	(139,799)	(29,150)		(137)	(169,086)
Net proceeds from stock options	7,500				7,500
Deferred financing costs and other financing activities	(211)	(35)			(246)
Investments in and advances from (to) subsidiaries	8,935	1,645	(422)	(10,158)

Cash used for financing activities	(123,575)	(27,540)	(422)	(10,295)	(161,832)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(153,020)	58,227	217	1,816	(92,760)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	193,483	6,174	307	15,593	215,557

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,463	$64,401	$524	$17,409	$122,797

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2004

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$193,483	$6,174	$307	$15,593		$215,557
Accounts receivable, net		33,880	471	4,283		38,634
Prepaid & other current assets	3,793	33,243	3,102	5,229		45,367
Deferred income taxes	6,090					6,090
Assets held for sale			3,389			3,389

Total current assets	203,366	73,297	7,269	25,105		309,037

PROPERTY AND EQUIPMENT, NET		1,977,603	18,466	277,287		2,273,356
INTANGIBLE ASSETS, NET	36,463	1,390,729	9,853	140,941		1,577,986
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	2,466,908	25,658	469,552		$(2,962,118)
OTHER LONG-TERM ASSETS	634,317	172,867	25	118,384		925,593

TOTAL	$3,341,054	3,640,154	$505,165	$561,717	$(2,962,118)	$5,085,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$36,954	99,874	$2,932	$21,378		$161,138
Current portion of long-term obligations	133,046	4,855		485		138,386
Other current liabilities		32,233	458	(10)		32,681

Total current liabilities	170,000	136,962	3,390	21,853		332,205

LONG-TERM OBLIGATIONS	1,698,827	1,421,768		34,633		3,155,228
OTHER LONG-TERM LIABILITIES	1,274	116,193	98	3,940		121,505

Total liabilities	1,870,101	1,674,923	3,488	60,426		3,608,938

MINORITY INTEREST IN SUBSIDIARIES				6,081		6,081

STOCKHOLDERS’ EQUITY
Common Stock	2,297					2,297
Additional paid-in capital	4,012,425	3,314,130	454,489	941,455	$(4,710,074)	4,012,425
Accumulated (deficit) earnings	(2,539,403)	(1,348,899)	47,188	(446,245)	1,747,956	(2,539,403)
Treasury stock	(4,366)					(4,366)

Total stockholders’ equity	1,470,953	1,965,231	501,677	495,210	(2,962,118)	1,470,953

TOTAL	$3,341,054	$3,640,154	$505,165	$561,717	$(2,962,118)	$5,085,972

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$137,300	$1,120	$30,371		$168,791
Operating expenses		131,749	761	22,065		154,575

Operating income from continuing operations		5,551	359	8,306		14,216

Other income (expense):
Interest income, TV Azteca, net				3,540		3,540
Interest income	$296	753		65		1,114
Interest expense	(35,728)	(33,135)		(294)		(69,157)
Other expense	(7,819)	(238)		(200)		(8,257)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(16,249)	430	3,955		$11,864

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(59,500)	(26,639)	4,314	11,417	11,864	(58,544)

Income tax benefit (provision)	11,262	7,458	(93)	(5,609)		13,018
Minority interest in net earnings of subsidiaries				(1,423)		(1,423)

Loss on equity method investments		(618)				(618)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(48,238)	(19,799)	4,221	4,385	11,864	(47,567)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(567)	(104)			(671)

NET (LOSS) INCOME	$(48,238)	$(20,366)	$4,117	$4,385	$11,864	$(48,238)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(65,358)	$70,145	$(1,226)	$28,155	$31,716

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(7,906)	(1,171)	(1,755)	(10,832)
Payments for acquisitions		(2,810)		(10,563)	(13,373)
Proceeds from sales of businesses and other long-term assets		12,974	3,683	4,161	20,818
Deposits, investments and other long-term assets		(42)	50	(2,594)	(2,586)

Cash provided by (used for) investing activities		2,216	2,562	(10,751)	(5,973)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Repayment of notes payable, credit facility and capital leases	(268,181)	(39,276)		(247)	(307,704)
Proceeds from issuance of debt securities	225,000				225,000
Net proceeds from stock options	4,271				4,271
Restricted cash and investments	1,840	49,059			50,899
Deferred financing costs and other financing activities	(3,391)	(1,585)			(4,976)
Investments in and advances from (to) subsidiaries	108,608	(80,762)	(2,172)	(25,674)

Cash provided by (used for) financing activities	68,147	(72,564)	(2,172)	(25,921)	(32,510)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,789	(203)	(836)	(8,517)	(6,767)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,917	61,809	836	28,903	105,465

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,706	$61,606		$20,386	$98,698

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our 2004 Annual Report on Form 10-K, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment profit (loss) as a means to measure operating performance in these business segments. We define segment operating profit (loss) as segment revenues less segment operating expenses excluding depreciation, amortization and accretion; corporate general, administrative and development expense; and impairments and net loss on sale of long-lived assets and restructuring expense. Segment profit (loss) for the rental and management segment also includes interest income, TV Azteca, net (see note 7 to our condensed consolidated financial statements). In accordance with generally accepted accounting principles, our accompanying condensed consolidated statements of operations for periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been adjusted to reflect certain businesses as discontinued operations (see note 3 to our condensed consolidated financial statements).

Recent Development

On May 4, 2005, we announced an agreement to merge with SpectraSite, Inc. (SpectraSite). Under the terms of the agreement, the Company and SpectraSite will merge in a stock for stock exchange, in which shareholders of SpectraSite will receive 3.575 shares of our Class A common stock for each common share of SpectraSite. We expect to issue approximately 181.0 million shares in the transaction. We expect the transaction, which is subject to approval by the Company’s and SpectraSite’s shareholders, as well as regulatory approvals and other customary closing conditions, to close in the second half of 2005.

Results of Operations

Three Months Ended March 31, 2005 and 2004 (dollars in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2005	2004
REVENUES:
Rental and management	$181,570	$164,576	$16,994	10%
Network development services	2,785	4,215	(1,430)	(34)

Total revenues	184,355	168,791	15,564	9

OPERATING EXPENSES:
Rental and management	60,180	58,876	1,304	2
Network development services	2,202	3,561	(1,359)	(38)
Depreciation, amortization and accretion	81,971	81,345	626	1
Corporate general, administrative and development expense	6,973	6,879	94	1
Impairments, net loss on sale of long-lived assets and restructuring expense	2,777	3,914	(1,137)	(29)

Total operating expenses	154,103	154,575	(472)	(1)

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	3,498	3,540	(42)	(1)
Interest income	699	1,114	(415)	(37)
Interest expense	(54,716)	(69,157)	(14,441)	(21)
Loss on retirement of long-term obligations	(15,042)	(8,053)	6,989	87
Other income (expense)	670	(204)	(874)	(428)
Income tax benefit	4,338	13,018	(8,680)	(67)
Minority interest in net earnings of subsidiaries	(55)	(1,423)	(1,368)	(96)
Loss on equity method investments	(1,098)	(618)	480	78
Loss from discontinued operations, net	(107)	(671)	(564)	(84)

Net loss	$(31,561)	$(48,238)	$(16,677)	(35)%

Total Revenues

Total revenues for the three months ended March 31, 2005 were $184.4 million, an increase of $15.6 million from the three months ended March 31, 2004. The increase resulted from an increase in rental and management revenues of $17.0 million, partially offset by a decrease in network development services revenue of $1.4 million.

Rental and Management Revenue

Rental and management revenue for the three months ended March 31, 2005 was $181.6 million, an increase of $17.0 million from the three months ended March 31, 2004. The increase resulted primarily from adding additional wireless and broadcast tenants to towers that existed as of January 1, 2004 and, to a lesser extent, from revenue generated on the approximately 340 towers acquired and/or constructed subsequent to January 1, 2004. This increase was partially offset by a reduction in revenue on the approximately 58 owned towers sold or disposed of subsequent to January 1, 2004. We believe that our rental and management revenue will grow as we continue to utilize existing tower capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless and broadcast service providers.

Network Development Services Revenue

Network development services revenue for the three months ended March 31, 2005 was $2.8 million, a decrease of $1.4 million from the three months ended March 31, 2004. The decrease in revenue was primarily a result of a decline in revenues on a long-term construction contract completed during the three months ended March 31, 2005 and site acquisition, zoning and permitting services.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2005 were $154.1 million, a decrease of $0.5 million from the three months ended March 31, 2004. The principal components of the decrease were attributable to decreases in expenses within our network development services segment of $1.4 million and a decrease in impairments, net loss on sale of long-lived assets and restructuring expense of $1.1 million. These decreases were partially offset by an increase in expenses within our rental and management segment of $1.3 million and an increase in depreciation, amortization and accretion expense of $0.6 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the three months ended March 31, 2005 was $60.2 million, an increase of $1.3 million from the three months ended March 31, 2004. The increase resulted primarily from an increase in tower expenses related to the approximately 340 towers we have acquired/constructed since January 1, 2004, due to their inclusion in our results for a full quarter in 2005. This increase was partially offset by a reduction in expenses related to our existing towers resulting from overhead efficiencies.

Rental and management segment profit for the three months ended March 31, 2005 was $124.9 million, an increase of $15.6 million from the three months ended March 31, 2004. The increase resulted primarily from additional revenue from adding tenants to towers that existed as of January 1, 2004 and revenue generated on the 340 towers acquired and constructed subsequent to January 1, 2004. This increase was partially offset by a reduction in revenue on the approximately 58 owned towers sold or disposed of subsequent to January 1, 2004, coupled with an increase in rental and management expenses.

Network Development Services Expense

Network development services expense for the three months ended March 31, 2005 was $2.2 million, a decrease of $1.4 million from the three months ended March 31, 2004. The majority of the decrease correlates directly to the decline in services performed as noted above.

Interest Expense

Interest expense for the three months ended March 31, 2005 was $54.7 million, a decrease of $14.4 million from the three months ended March 31, 2004. The decrease resulted primarily from the redemption of a portion of our 9 3/8% senior notes due 2009 (9 3/8% Notes) and repurchases of our ATI 12.25% senior subordinated discount notes due 2008 (ATI 12.25% Notes), partially offset by higher interest rates on our credit facility and additional interest incurred related to the issuance of our 3.00% convertible notes due August 15, 2012, 7.125% senior notes due 2012 (7.125% Notes) and 7.50% senior notes due 2012 (7.50% Notes) subsequent to March 31, 2004.

Loss on Retirement of Long-Term Obligations

During the three months ended March 31, 2005, we redeemed $133.0 million of our 9 3/8% Notes and recorded a charge of $9.2 million related to the loss on redemption and the write-off of the related deferred financing fees. In addition, we repurchased $37.0 million face amount of our ATI 12.25% Notes ($22.6 million accreted value, net of $1.6 million in fair value allocated to warrants) for approximately $27.9 million in cash and recorded a charge of $5.8 million related to the amounts paid in excess of carrying value and the write-off of the related deferred financing fees.

During the three months ended March 31, 2004, we redeemed the remaining balance of our 6.25% convertible notes due 2009 and recorded a charge of $7.2 million related to the loss on redemption and the write-off of the related deferred financing fees. We also repurchased $51.2 million principal amount of 5.0% convertible notes due 2010 for approximately $51.0 in cash and made a $21.0 million voluntary prepayment under our credit facility resulting in a net charge of $0.9 million related to the write-off of the related deferred financing fees.

Income Tax Benefit

The income tax benefit for the three months ended March 31, 2005 was $4.3 million, a decrease of $8.7 million from the three months ended March 31, 2004. The effective tax rate was 12.5% for the three months ended March 31, 2005, as compared to 22.2% for the three months ended March 31, 2004. The effective tax rate on loss from continuing operations for the three months ended March 31, 2005 and 2004 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses and foreign items. The decrease in the effective rate from 2005 to 2004 is attributed to an increase in foreign items and the decline in our projected annual net loss.

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2005, we have provided a valuation allowance of approximately $175.4 million primarily related to net state deferred tax assets, capital loss carryforwards, certain foreign items and the lost tax benefit and costs associated with our tax refund claims. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims as discussed below and our federal net operating loss carryforwards, as management believes that we will be successful with our tax refund claims and will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

In June 2003, we filed an income tax refund claim with the IRS related to carrying back net operating losses that we generated in 1998, 1999 and 2001. We filed a similar claim in October 2003 with respect to net operating losses generated in 2002. In total, we carried back $380.0 million in federal net operating losses generated prior to 2003. We anticipate receiving a refund of approximately $90.0 million as a result of these claims, which will monetize a portion of our deferred tax asset. We estimate recovery of these amounts within two to three years of the dates the claims were filed with the IRS. There can be no assurances, however, with respect to the specific amount and timing of the refund.

We intend to recover a portion of our deferred tax asset through our tax refund claims discussed above. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets as of March 31, 2005 will be dependent upon our ability to generate approximately $1.5 billion in taxable income from April 1, 2005 to December 31, 2024. If we are unable to generate sufficient taxable income in the future, or carry back losses, as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Depending on the resolution of the Verestar bankruptcy proceedings described in note 8 to our accompanying condensed consolidated financial statements, we may be entitled to a worthless stock or bad debt deduction for our investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

Liquidity and Capital Resources

The information in this section updates as of March 31, 2005, the “Liquidity and Capital Resources” section of our 2004 Annual Report on Form 10-K and should be read in conjunction with that report.

As of March 31, 2005, we had total outstanding indebtedness of approximately $3.1 billion. During the quarter ended March 31, 2005 and the year ended December 31, 2004, we generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations. We believe our cash generated from operations for the year ending December 31, 2005 will be sufficient to fund our obligations for capital expenditures and cash debt service, including interest and principal repayments, for 2005.

Uses of Cash

Tower Acquisitions, Construction and Improvements.    We use our available cash, including cash obtained from our credit facility, proceeds from the sale of our debt and equity securities and proceeds from non-core asset sales, to fund the acquisition, construction and improvement of tower assets when the expected returns on such investments meet our investment criteria. During the three months ended March 31, 2005, payments for purchases of property and equipment and construction activities totaled $15.9 million, including capital expenditures incurred in connection with the construction of 59 towers. We anticipate that we will build between 150 and 175 new towers through the end of 2005, and expect our 2005 total capital expenditures for construction, improvements and corporate purposes to be between approximately $60.0 million and $70.0 million.

Refinancing and Repurchases of Debt.    In order to extend the maturity dates of our indebtedness and reduce interest expense, from time to time we use our available cash to refinance and repurchase our outstanding debt securities. During the three months ended March 31, 2005, we refinanced or repurchased approximately $170.0 million face amount of our outstanding debt. For more information about our financing activities, see “—Financing Activities” below.

Contractual Obligations.    Our contractual obligations relate primarily to borrowings under our credit facility and our outstanding notes. We included a table of our contractual obligations in our 2004 Annual Report on Form 10-K. Since December 31, 2004, we refinanced and repurchased a portion of our outstanding debt, as discussed below under “Financing Activities.”

Sources of Cash

Total Liquidity at March 31, 2005.    As of March 31, 2005, we had approximately $504.5 million of total liquidity, comprised of approximately $122.8 million in cash and cash equivalents and the ability to draw approximately $381.7 million of the revolving loan under our credit facility.

Cash Generated by Operations.    For the three months ended March 31, 2005, our cash provided by operating activities was $92.6 million, compared to $31.7 million for the same period in 2004. Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2005 in excess of their cash needs for operations and expenditures for tower construction, improvements and acquisitions. See “Results of Operations.” We expect to use the excess cash generated by operations principally to service our debt.

Financing Activities

9 3/8% Senior Notes Redemption.    In January 2005, we redeemed $133.0 million principal amount of our outstanding 9 3/8% Notes using a portion of net proceeds from our December 2004 7.125% Notes offering, plus additional cash on hand. We redeemed these notes pursuant to the terms of the indenture at a purchase price equal to 105.11% of the principal amount, for $139.8 million, plus $5.3 million in accrued interest. As of March 31, 2005, $141.9 million face amount of 9 3/8% Notes remained outstanding.

ATI 12.25% Notes Repurchases.    During the three months ended March 31, 2005, in addition to the redemption discussed above, we repurchased, in privately negotiated transactions, primarily using cash on hand an aggregate of $37.0 million face amount of our ATI 12.25% Notes ($22.6 million accreted value, net of $1.6 million fair value allocated to warrants) for approximately $27.9 million in cash. In addition, from

April 1, 2005 to May 4, 2005, we repurchased in privately negotiated transactions an aggregate of $77.4 million face amount of our ATI 12.25% Notes ($49.1 million accreted value, net of $3.1 million fair value allocated to warrants) for approximately $59.0 million in cash. As of May 4, 2005, $245.7 million accreted value of our ATI 12.25% Notes remained outstanding, (net of fair value allocated to warrants of $15.1 million).

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

In our Form 10-K for the year ended December 31, 2004, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to income taxes, impairment of assets, allowances for accounts receivable, investment impairment charges and revenue recognition. We have reviewed our policies and determined that these remain our most critical accounting policies for the quarter ended March 31, 2005. We did not make any changes to those policies during the quarter.

Factors That May Affect Future Results

Our business and stock price could be adversely impacted by uncertainty related to the our proposed merger with SpectraSite, Inc.

On May 4, 2005, we announced our plans to merge with SpectraSite, Inc. Our business and stock price may be adversely affected if the merger with SpectraSite is not completed. Completion of the proposed merger is subject to the satisfaction of various conditions, including the receipt of approvals from our stockholders and stockholders of SpectraSite, and receipt of various regulatory approvals and authorizations. There is no assurance that all of the various conditions will be satisfied. If the proposed merger is not completed for any reason, we will be subject to several risks, including having incurred certain costs relating to the proposed merger that are payable whether or not the merger is completed, including legal, accounting and advisory fees, and having diverted the attention of management to the proposed merger and integration planning from our core leasing business and other opportunities that could have been beneficial to us.

The proposed merger involves risks to our business due to the uncertainty surrounding the integration of SpectraSite’s communication site portfolio into our operational system. A completed transaction may have an adverse effect on our operating results, particularly in the fiscal quarters immediately following its completion while we integrate the operations of the SpectraSite business. In addition, once integrated, combined operations may not necessarily achieve the levels of revenues, profitability or productivity anticipated.

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

We have a substantial amount of indebtedness. As of March 31, 2005, we had approximately $3.1 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. Approximately 22% of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase. Subject to certain restrictions under our existing indebtedness, we may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

Our business operations in Mexico and Brazil, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. For the three months ended March 31, 2005 and the year ended December 31, 2004, approximately 18.3% and 16.6%, respectively, of our consolidated revenues were generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

A substantial portion of our total operating revenues is derived from a small number of customers. Approximately 66% of our revenues for the three months ended March 31, 2005 and approximately 64% of our revenues for the year ended December 31, 2004 were derived from ten customers. Our largest domestic customer is Cingular Wireless, which merged with AT&T Wireless in October 2004. Cingular Wireless represented approximately 15% of our total revenues for the three months ended March 31, 2005, and the combined revenues of Cingular Wireless and AT&T Wireless represented approximately 14% of our total revenues for the year ended December 31, 2004. Verizon Wireless represented approximately 12% of our total revenues for the three months ended March 31, 2005 and for the year ended December 31, 2004. Sprint PCS and Nextel, which announced their merger plans in December 2004, had combined revenues that would have represented approximately 11% of our total revenues for the three months ended March 31, 2005 and 10% of our total revenues for the year ended December 31, 2004. Our largest international customer is Iusacell Celular, which is an affiliate of TV Azteca. Iusacell Celular accounted for approximately 5% of our total revenues for the three months ended March 31, 2005 and the year ended December 31, 2004. TV Azteca also owns a minority interest in Unefon, which is our second largest customer in Mexico and accounted for approximately 4% and 3% of our total revenues for the three months ended March 31, 2005 and the year ended December 31, 2004, respectively. In addition, we received $3.5 million and $14.3 million in interest income, net, from TV Azteca for the three months ended March 31, 2005 and the year ended December 31, 2004, respectively. If any of these customers were unwilling or unable to perform their obligations under our agreements with them, our revenues, results of operations, and financial condition could be adversely affected.

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

Iusacell Celular is our largest customer in Mexico and accounted for approximately 5% of our total revenues for the three months ended March 31, 2005 and the year ended December 31, 2004. Iusacell currently is in default under certain of its debt obligations and is involved in litigation with certain of its creditors. If Iusacell files for bankruptcy, or if the creditor litigation has an adverse impact on Iusacell’s overall liquidity, it could interfere with Iusacell’s ability to meet its operating obligations, including rental payments under our leases with them.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to operate our towers and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of sites. Further, we may not be able to renew ground leases on commercially viable terms. Of the approximately 14,000 towers in our portfolio that we own or hold subject to long-term capital lease, approximately 80% are located on leased land. Approximately 11% of these sites are on land where our property interests in such land have a final expiration date of less than 10 years. Our inability to protect our rights to the land under our towers may have a material adverse affect on us.

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

If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against us for breaches by Verestar of those contracts as to which we are primarily or secondarily liable as a guarantor, which as of March 31, 2005, we do not expect will exceed $5.0 million. In addition, Verestar’s bankruptcy estate may bring certain claims against us or seek to hold us liable for certain transfers made by Verestar to us and/or for Verestar’s obligations to creditors under various equitable theories recognized under bankruptcy law. The Official Committee of Unsecured Creditors appointed in the Verestar bankruptcy proceeding (the Committee) has requested, and we have agreed to produce, certain documents in connection with the subpoena for Rule 2004 Examination (as defined under federal bankruptcy laws) issued by the Committee. The Bankruptcy Court also has entered an order approving a stipulation between Verestar and the Committee that permits the Committee to file claims against us and/or our affiliates on behalf of Verestar. In filings with the Bankruptcy Court and in oral statements to the Company’s counsel, counsel for the Committee has stated that the Committee may pursue claims against the Company and certain of its current or former officers or directors. No such claims had been filed as of May 4, 2005. The outcome of complex litigation (including claims which may be asserted against us by the Committee) cannot be predicted with certainty and is dependent upon many factors beyond our control; however, any such claims, if successful, could have a material adverse impact on our financial condition. Finally, we will incur additional costs in connection with our involvement in the Verestar bankruptcy proceedings.

Information Presented Pursuant to the Indentures of Our 9 3/8% Notes, 7.50% Notes, 7.125% Notes, ATI 12.25% Notes and ATI 7.25% Notes

The following table sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our 9 3/8% Notes, 7.50% Notes, 7.125% Notes, ATI 12.25% Notes and ATI 7.25% senior subordinated notes due 2011 (ATI 7.25% Notes). The information contained in note 11 to our condensed consolidated financial statements is also presented to address certain reporting requirements contained in the indentures for our ATI 12.25% Notes and ATI 7.25% Notes.

Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the Notes, are as follows (in thousands):

	9 3/8% Notes	ATI 12.25% Notes, ATI 7.25% Notes, 7.50% Notes and 7.125% Notes
Tower Cash Flow, for the three months ended March 31, 2005	$124,888	$123,499

Consolidated Cash Flow, for the twelve months ended March 31, 2005	456,864	450,987
Less: Tower Cash Flow, for the twelve months ended March 31, 2005	(477,074)	(471,210)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2005	499,552	493,996

Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2005	479,342	473,773

Non-Tower Cash Flow, for the twelve months ended March 31, 2005	$(27,217)	$(27,230)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate caps pursuant to our policies. All derivative financial instruments are for purposes other than trading. During the three months ended March 31, 2005, we repaid or repurchased $171.8 million face amount of outstanding debt for $169.1 million in cash, including the redemption of $133.0 million of 9 3/8% Notes, $37.0 million face amount ($22.6 million accreted value) of ATI 12.25% Notes and a $1.0 million principal payment under our credit facility.

The following tables provide information as of March 31, 2005 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

Twelve month period ended March 31, 2005

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$1,350	$291,977	$369	$603,196	$12	$1,721,634	$2,618,538	$2,677,715
Average Interest Rate(a)	7.16%	7.35%	7.76%	6.79%	5.90%	6.12%
Variable Rate Debt(a)	$4,000	$34,000	$64,000	$64,000	$64,000	$467,000	$697,000	$705,461
Average Interest Rate(a)

Aggregate Notional Amounts Associated with Interest Rate Caps in Place

As of March 31, 2005 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate CAPS	2006
Notional Amount(b)	$350,000	(b)
Cap Rate	6.00%

(a)	As of March 31, 2005, variable rate debt consists of our credit facility ($697.0 million) and fixed rate debt consists of: the 2.25% Notes ($0.1 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of March 31, 2005 is $501.9 million); the 5.0% Notes ($275.7 million); the 3.25% Notes ($210.0 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($400.0 million); the ATI 12.25% Notes ($461.3 million principal amount due at maturity; the balance as of March 31, 2005 is $291.7 million accreted value, net of the allocated fair value of the related warrants of $18.6 million); the 9 3/8% Notes ($141.9 million); the 3.00% Notes ($345.0 million principal amount due at maturity; the balance as of March 31, 2005 is $344.3 million accreted value) and other debt of $59.6 million. Interest on the credit facility is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at March 31, 2005 for the credit facility was 5.01%. For the three months ended March 31, 2005, the weighted average interest rate under the credit facility was 5.30%. The 7.125% Notes bear interest at 7.125% per annum, which is payable semiannually on April 15 and October 15 of each year, beginning April 15, 2005. The 5.0% Notes bear interest at 5.0% per annum, which is payable semiannually on February 15 and August 15 of each year. The ATI 12.25% Notes bear interest (after giving effect to the accretion of the original discount and the accretion of the fair value of the warrants) at 14.7% per annum, payable upon maturity. The 2.25% Notes bear interest (after giving effect to the accretion of the original discount) at 6.25% per annum, which is payable semiannually on April 15 and October 15 of each year. The 9 3/8% Notes bear interest at 9 3/8% per annum, which is payable semiannually on February 1 and August 1 of each year. The 3.25% Notes bear interest at 3.25% per annum, which is payable semiannually on February 1 and August 1 of each year. The ATI 7.25% Notes bear interest at 7.25% per annum, which is payable semiannually on June 1 and December 1 of each year. The 7.50% Notes bear interest at 7.50% per annum, which is payable semiannually on May 1 and November 1 of each year. The 3.00% Notes bear interest at 3.00% per annum, which is payable semiannually on February 15 and August 15 of each year. Other debt consists of notes payable, capital leases and other obligations bearing interest at rates ranging from 7.9% to 12.0%, payable monthly.
(b)	Includes notional amounts of $250,000 and $100,000 that will expire in June and July 2006, respectively.

We maintain a portion of our cash and cash equivalents in short-term financial instruments that are subject to interest rate risks. Due to the relatively short duration of such instruments, we believe fluctuations in interest rates with respect to those investments will not materially affect our financial condition or results of operations.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our foreign operations, including our rental and management segment divisions in Mexico and Brazil. For the three months ended March 31, 2005 and 2004, the remeasurement gain (loss) on revenues from these operations approximated $0.3 million and $(0.2) million, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

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

In February 2005, our management determined that our previously issued financial statements for periods ending on or prior to September 30, 2004 should be restated to correct our accounting practices for ground leases underlying our tower sites. We undertook a review of our lease accounting practices as a result of changes in lease accounting announced by other public companies in January and February of 2005 and guidance provided by the SEC in its February 7, 2005 letter to the accounting industry. As a result of this review, our management determined that we should change the periods used to calculate depreciation and amortization expense and straight-line rent expense relating to certain of our tower assets and underlying ground leases. Accordingly, in March 2005, we restated our consolidated financial statements included in our annual report on Form 10-K/A for the fiscal year ended December 31, 2003 and in our quarterly reports on Form 10-Q/A for the first three fiscal quarters of 2004.

As further discussed in our Form 10-K for the year ended December 31, 2004, our management evaluated the impact of this restatement on our assessment of our system of internal control over financial reporting. Based on the definition of “material weakness” in the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on this interpretation, our management concluded that a material weakness existed in our internal control over financial reporting relating to the selection, application and monitoring of our accounting practices for depreciation and amortization expense and straight-line rent expense relating to certain of our tower assets and underlying ground leases. Our management disclosed this to the Audit Committee of our Board and to our independent registered public accountants. As a result of this material weakness, our management concluded that, as of December 31, 2004, our internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework. To remediate this material weakness, we conducted a review of our lease accounting practices and corrected our accounting practices for depreciation and amortization expense and straight-line rent expense relating to certain of our tower assets and underlying ground leases in the first quarter of 2005.

Except as set forth above, there have not been any changes in the our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February 2005, we issued 159,836 shares of our Class A common stock in connection with the Company’s repurchase of interests in ATC Mexico Holding Corp., the subsidiary through which we conduct our Mexico operations (ATC Mexico) from certain stockholders of ATC Mexico, including J. Michael Gearon, Jr. and William H. Hess, executive officers of the Company. See the discussion of this transaction set forth under note 9 to the Company’s condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report and incorporated herein by reference. The shares were issued in reliance upon the exemptions provided under Section 4(2) and Regulation S of the Securities Act of 1933, as amended. The shares issued in reliance on Section 4(2) were issued based upon, among other things, the following factors: (i) the shares were issued in a private offering; (ii) the individuals receiving the shares were accredited investors, as defined in Rule 501 under the Securities Act; and (iii) the shares issued cannot be resold without registration under the Securities Act or an exemption therefrom.

ITEM 6.    EXHIBITS.

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: May 9, 2005	By:	/s/ BRADLEY E. SINGER
Bradley E. Singer Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2	Agreement and Plan of Merger by and among American Tower Corporation, Asteroid Merger Sub, LLC and SpectraSite, Inc., dated as of May 3, 2005 (incorporated by reference from Exhibit 2 to the Company’s Current Report on Form 8-K (File No. 001-14195) filed on May 5, 2005).

10	2005 Base Salary and Cash Bonus Incentives with Named Executive Officers.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

EX-1