Form 10-Q
period 2005-06-30
AMERICAN TOWER CORP /MA/
filed 2005-08-08
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of August 4, 2005, there were 231,484,847 shares of Class A Common Stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

FORM 10-Q

QUARTER ENDED JUNE 30, 2005

PART 1.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(In Thousands, Except Share Data)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,622	$215,557
Accounts receivable, net of allowances of $14,035 and $13,968, respectively	23,118	38,634
Prepaid and other current assets	38,277	45,367
Deferred income taxes	6,090	6,090
Assets held for sale	3,389	3,389

Total current assets	156,496	309,037

PROPERTY AND EQUIPMENT, net	2,192,453	2,273,356
OTHER INTANGIBLE ASSETS, net	938,128	985,303
GOODWILL	592,683	592,683
DEFERRED INCOME TAXES	649,256	633,814
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	296,647	291,779

TOTAL	$4,825,663	$5,085,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$119,623	$121,672
Accrued interest	32,339	39,466
Current portion of other long-term obligations	87,955	138,386
Unearned revenue	32,281	32,681

Total current liabilities	272,198	332,205

LONG-TERM OBLIGATIONS	2,991,925	3,155,228
OTHER LONG-TERM LIABILITIES	129,446	121,505

Total liabilities	3,393,569	3,608,938

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES	5,905	6,081

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 500,000,000 shares authorized; 231,247,635 and 229,745,116 shares issued, 231,102,414 and 229,599,895 shares outstanding, respectively	2,312	2,297
Additional paid-in capital	4,031,025	4,012,425
Accumulated deficit	(2,602,782)	(2,539,403)
Treasury stock (145,221 shares at cost)	(4,366)	(4,366)

Total stockholders’ equity	1,426,189	1,470,953

TOTAL	$4,825,663	$5,085,972

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Rental and management	$184,609	$167,587	$366,179	$332,163
Network development services	3,451	4,705	6,236	8,920

Total operating revenues	188,060	172,292	372,415	341,083

OPERATING EXPENSES:
Rental and management	59,388	58,320	119,568	117,196
Network development services	3,331	3,345	5,533	6,906
Depreciation, amortization and accretion	84,784	85,464	166,755	166,809
Corporate general, administrative and development expense	6,443	6,651	13,416	13,530
Impairments, net loss on sale of long-lived assets and restructuring expense	1,473	5,373	4,250	9,287

Total operating expenses	155,419	159,153	309,522	313,728

OPERATING INCOME FROM CONTINUING OPERATIONS	32,641	13,139	62,893	27,355

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $373, $375, $746 and $751, respectively	3,584	3,652	7,082	7,192
Interest income	808	1,122	1,507	2,236
Interest expense	(53,043)	(68,021)	(107,759)	(137,178)
Loss on retirement of long-term obligations	(16,388)	(31,388)	(31,430)	(39,441)
Other expense	(1,160)	(655)	(490)	(859)

Total other expense	(66,199)	(95,290)	(131,090)	(168,050)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(33,558)	(82,151)	(68,197)	(140,695)
Income tax benefit	3,846	19,269	8,184	32,287
Minority interest in net earnings of subsidiaries	(56)	(490)	(111)	(1,913)
Loss on equity method investments	(952)	(622)	(2,050)	(1,240)

LOSS FROM CONTINUING OPERATIONS	(30,720)	(63,994)	(62,174)	(111,561)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $591, $647, $648 and $1,010, RESPECTIVELY	(1,098)	(1,203)	(1,205)	(1,874)

NET LOSS	$(31,818)	$(65,197)	$(63,379)	$(113,435)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.13)	$(0.29)	$(0.27)	$(0.50)
Loss from discontinued operations	(0.01)		(0.01)	(0.01)

NET LOSS PER COMMON SHARE	$(0.14)	$(0.29)	$(0.28)	$(0.51)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	230,793	223,578	230,477	221,993

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(In Thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(63,379)	$(113,435)
Non-cash items reflected in statements of operations	219,926	228,069
Decrease in assets	13,644	2,934
Decrease in liabilities	(5,182)	(12,178)

Cash provided by operating activities	165,009	105,390

CASH FLOWS (USED FOR) PROVIDED BY INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(36,526)	(18,666)
Payments for acquisitions	(4,184)	(18,353)
Payments for acquisition of Mexico minority interest	(7,270)	(3,947)
Proceeds from sale of businesses and other long-term assets	3,625	21,288
Deposits, investments and other long-term assets	(587)	548
Restricted cash and investments		170,036

Cash (used for) provided by investing activities	(44,942)	150,906

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of notes payable, credit facility and capital leases	(260,188)	(1,076,978)
Proceeds from issuance of debt securities		225,000
Net proceeds from stock options and other	10,767	8,780
Borrowings under credit facility		700,000
Deferred financing costs and other financing activities	(581)	(20,707)

Cash used for financing activities	(250,002)	(163,905)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(129,935)	92,391
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	215,557	105,465

CASH AND CASH EQUIVALENTS, END OF PERIOD	$85,622	$197,856

CASH PAID FOR INCOME TAXES	$9,453	$989

CASH PAID FOR INTEREST	$90,170	$103,979

NON-CASH TRANSACTIONS
Issuance of common stock in connection with the acquisition of Mexico minority interest	$2,831	$24,773
Capital leases		2,996

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

Loss Per Common Share—Basic and diluted net loss per common share have been computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. For the six months ended June 30, 2005 and 2004, potential common shares, including shares issuable upon exercise of options and warrants and conversion of the Company’s convertible notes, have been excluded from the computation of diluted loss per common share, as their effect is anti-dilutive. Potential common shares excluded from the calculation of net loss per share were approximately 68.6 million and 57.9 million for the six months ended June 30, 2005 and 2004, respectively.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (as amended) to stock-based compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(31,818)	$(65,197)	$(63,379)	$(113,435)
Add: Stock-based employee compensation expense associated with modifications, net of related tax effect, included in net loss as reported	527		660
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(5,617)	(6,937)	(9,937)	(12,840)

Pro-forma net loss	$(36,908)	$(72,134)	$(72,656)	$(126,275)

Basic and diluted net loss per share—as reported	$(0.14)	$(0.29)	$(0.28)	$(0.51)
Basic and diluted net loss per share—pro-forma	$(0.16)	$(0.32)	$(0.32)	$(0.57)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Recent Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). In April 2005, the SEC adopted a rule that deferred the required effective date for certain public companies, and SFAS No. 123R is now effective as of the beginning of the first fiscal year beginning after June 15, 2005. The Company is in the process of evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and modified-retrospective transition method. The Company will adopt SFAS No. 123R as of January 1, 2006.

Reclassifications—Certain reclassifications have been made to the accompanying 2004 condensed consolidated financial statements and related notes to conform to the 2005 presentation. The Company changed the classification of its changes in restricted cash and investment balances to present such changes as an investing activity in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2004. The Company had previously presented such changes as a financing activity. The change in classification resulted in an increase of $170.0 million in investing cash flows and a corresponding decrease in financing cash flows from the amounts previously reported.

2.    Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

3.    Discontinued Operations

As described in note 2 to the Company’s 2004 Annual Report on Form 10-K, the Company sold its tower construction services unit in November 2004 and substantially all the assets of Kline Iron & Steel Co., Inc. (Kline) in March 2004. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the operating results of these businesses as discontinued operations in the accompanying condensed consolidated statements of operations. As described in note 9, the Company has incurred costs in connection with its involvement in the bankruptcy proceedings of its Verestar, Inc. subsidiary, which are reflected within discontinued operations in the accompanying condensed consolidated statements of operations.

The following table presents summary operating results of the Company’s discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue		$20,900		$41,925

Loss from discontinued operations		(1,850)		(2,547)
Income tax benefit on loss from discontinued operations		647		892
Net loss on disposal of discontinued operations, net of tax benefit of $591, $0, $648 and $118, respectively	$(1,098)		$(1,205)	(219)

Loss from discontinued operations, net	$(1,098)	$(1,203)	$(1,205)	$(1,874)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

4.    Goodwill and Other Intangible Assets

The Company’s net carrying amount of goodwill was approximately $592.7 million as of June 30, 2005 and December 31, 2004, all of which related to its rental and management segment.

The following table presents summary information about the Company’s acquired intangible assets subject to amortization (in thousands):

	June 30, 2005	December 31, 2004
Acquired customer base and network location intangibles	$1,380,074	$1,369,607
Deferred financing costs	81,925	89,736
Acquired licenses and other intangibles	43,404	43,404

Total	1,505,403	1,502,747
Less accumulated amortization	(567,275)	(517,444)

Other intangible assets, net	$938,128	$985,303

The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization of intangible assets for the three and six months ended June 30, 2005 was approximately $26.4 million and $50.6 million (excluding amortization of deferred financing costs, which is included in interest expense). The Company expects to record estimated amortization expense of $99.5 million for the year ended December 31, 2005, and $96.4 million, $92.8 million, $91.3 million, $89.6 million and $87.9 million, respectively, for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

5.    Financing Transactions

Credit Facility Amendment—In May 2005, the Company amended its credit facility to replace its $397.0 million term loan B due August 31, 2011 with a new $397.0 million term loan C due August 31, 2011. The new term loan C has substantially the same terms as the previous term loan B, except that the interest rate spreads for the existing LIBOR and base rate loans were initially reduced from 2.00% to 1.75% and from 1.00% to 0.75%, respectively. Interest rates for the new term loan C are determined at the option of the Company at a margin based on leverage at either 1.50% to 1.75% above the LIBOR rate or 0.50% to 0.75% above the defined base rate. As of June 30, 2005, $396.0 million principal amount remains outstanding under the term loan C. In July 2005, as a result of external rating agency upgrades to the Company’s senior secured debt rating, the interest rate spreads on the Company’s new term loan C were further reduced to 1.50% above LIBOR or 0.50% above the defined base rate.

9 3/8% Notes Redemptions—In January 2005, the Company completed the redemption of $133.0 million principal amount of its 9 3/8% senior notes due 2009 (9 3/8% Notes) in accordance with a notice of redemption issued in December 2004. The Company used a portion of the proceeds from its December 2004 offering of 7.125% senior notes due 2012, plus additional cash on hand, to redeem the 9 3/8% Notes pursuant to the terms of the indenture at a purchase price equal to 105.11% of the principal amount, plus accrued interest. The total aggregate redemption price was $139.8 million, plus approximately $5.3 million in accrued interest. The Company recorded a charge of $9.2 million related to amounts paid in excess of carrying value and write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2005.

In June 2005, the Company issued a notice for the redemption of $75.0 million principal amount of 9 3/8% Notes. Pursuant to the indenture for the 9 3/8% Notes, once a notice of redemption is issued, notes called for

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

redemption become irrevocably due and payable on the redemption date. Accordingly, such amount has been included in the current portion of long-term obligations in the accompanying condensed consolidated balance sheet as of June 30, 2005. In July 2005, the Company completed the redemption pursuant to the terms of the indenture at a purchase price equal to 104.688% of the principal amount, plus accrued interest. The total aggregate redemption price was approximately $78.5 million, plus approximately $3.3 million in accrued interest. The Company financed the redemption through a combination of cash on hand, internally generated funds and $50.0 million in borrowings under the revolving loan of its credit facility. Upon completion of this partial redemption, $66.9 million principal amount of the 9 3/8% Notes remained outstanding. The Company will record a charge of $4.7 million in the third quarter of 2005 from the loss on redemption and write-off of deferred financing fees, which will be reflected in loss on retirement of long-term obligations in the condensed consolidated statement of operations.

ATI 12.25% Notes Repurchases—During the six months ended June 30, 2005, the Company repurchased a portion of the 12.25% senior subordinated discount notes due 2008 of American Towers, Inc. (ATI), the Company’s principal operating subsidiary (ATI 12.25% Notes) in privately negotiated transactions. The Company repurchased an aggregate of $154.4 million face amount ($97.7 million accreted value, net of $6.2 million fair value allocated to warrants) of ATI 12.25% Notes for approximately $117.7 million in cash. The Company recorded a charge of $22.2 million related to the amounts paid in excess of carrying value and write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2005. As of June 30, 2005, the Company had $225.4 million accreted value of ATI 12.25% Notes outstanding (net of fair value allocated to warrants of $12.9 million). Subsequent to the quarter ended June 30, 2005, the Company repurchased additional ATI 12.25% Notes, as described in note 11.

6.    Restructuring

During the six months ended June 30, 2005, the Company made cash payments against its accrued restructuring liability. The following table displays activity with respect to the accrued restructuring liability for the six months ended June 30, 2005 (in thousands):

	Liability as of January 1, 2005	Restructuring Expense	Cash Payments	Liability as of June 30, 2005
Employee separations	$665	$45	$(430)	$280
Lease terminations and other facility closing costs	431		(175)	256

Total	$1,096	$45	$(605)	$536

There were no material changes in estimates related to the Company’s accrued restructuring liability during the six months ended June 30, 2005. The Company expects to pay the balance of the employee separation liabilities through the second half of 2005. Additionally, the Company continues to negotiate certain lease terminations associated with its restructuring liability. Such liability is reflected in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

The accounting policies applied in compiling segment information below are similar to those described in the Company’s 2004 Annual Report on Form 10-K. In evaluating financial performance, management focuses on operating profit (loss), excluding depreciation, amortization and accretion; corporate general, administrative and development expense; and impairments, net loss on sale of long-lived assets and restructuring expense. This measure of operating profit (loss) is also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), income taxes, minority interest in net earnings of subsidiaries, loss on equity method investments and discontinued operations. For reporting purposes, the rental and management segment includes interest income, TV Azteca, net.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2005 and 2004 is shown in the following tables. The Other column below represents amounts excluded from specific segments, such as depreciation, amortization and accretion; corporate general, administrative and development expense; impairments, net loss on sale of long-lived assets and restructuring expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense).

Three months ended June 30, (in thousands)	RM	Services	Other	Total
2005
Revenues	$184,609	$3,451		$188,060
Operating profit (loss)	128,805	120	$(162,483)	(33,558)
2004
Revenues	$167,587	$4,705		$172,292
Operating profit (loss)	112,919	1,360	$(196,430)	(82,151)

Six months ended June 30, (in thousands)
2005
Revenues	$366,179	$6,236		$372,415
Operating profit (loss)	253,693	703	$(322,593)	(68,197)
2004
Revenues	$332,163	$8,920		$341,083
Operating profit (loss)	222,159	2,014	$(364,868)	(140,695)

8.    Acquisitions

Merger with SpectraSite, Inc.—In May 2005, the Company entered into an agreement and plan of merger with SpectraSite, Inc. (SpectraSite) providing for, among other things, the merger of SpectraSite with a wholly owned subsidiary of the Company. Under the terms of the merger agreement, each share of SpectraSite common stock will be converted into the right to receive 3.575 shares of the Company’s Class A common stock. SpectraSite owns and operates approximately 7,800 wireless and broadcast towers and in-building systems in the United States. In connection with the merger, the Company filed a registration statement on Form S-4 with the SEC containing a joint proxy statement/prospectus, which the SEC declared effective on June 16, 2005. The joint proxy statement/prospectus contains information regarding the merger and the separate special meetings of stockholders of the Company and SpectraSite, each of which was held on August 3, 2005. The Company’s special meeting was held to seek stockholder approval of proposals relating to the merger and a proposal to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

amend and restate the Company’s Restated Certificate of Incorporation, as described in the joint proxy statement/prospectus. At each of the special meetings, all of the proposals were approved by the Company’s and SpectraSite’s stockholders with the requisite vote. The Company completed the transaction on August 8, 2005. (See note 11.)

9.    Commitments and Contingencies

Verestar—Verestar, Inc., a subsidiary of the Company, filed for protection under Chapter 11 of the federal bankruptcy laws on December 22, 2003. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against the Company for breaches by Verestar of those contracts as to which the Company is primarily or secondarily liable as a guarantor. The Company accrued its estimate of costs to settle these obligations as of December 31, 2003 and has adjusted such estimate to reflect actual payments made through June 30, 2005. The liability of $3.2 million as of June 30, 2005 and December 31, 2004 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

In addition, on June 29, 2004, the Bankruptcy Court approved a stipulation between Verestar and the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) that permits the Committee to file claims against the Company and/or its affiliates on behalf of Verestar. In connection therewith, the Committee requested and received authorization from the Bankruptcy Court to take discovery of the Company and certain of Verestar’s officers and directors under Bankruptcy Rule 2004. The Company produced various documents and a limited number of depositions were conducted by the Committee. On July 8, 2005, the Committee filed a complaint in the U.S. District Court for the Southern District of New York against the Company and certain of its and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against the Company. The Company may be obligated or may agree to indemnify certain of these other defendants. The District Court complaint asserts various causes of action against the defendants, including breach of fiduciary duty, conversion, conspiracy, tortious interference with business relations, deepening insolvency, and avoidance and recovery of fraudulent transfers and preferential transfers. The complaint filed in the Bankruptcy Court includes an objection to the Company’s claims against Verestar and seeks to recharacterize and equitably subordinate such claims. In addition, the Committee is seeking substantive consolidation of the Company’s assets and liabilities with Verestar’s assets and liabilities. In connection with such claims, the Committee is seeking unspecified damages of not less than $150.0 million. The outcome of complex litigation (including claims that have been asserted against the Company by the Committee) cannot be predicted by the Company with certainty, is dependent upon many factors beyond the Company’s control, and could take several years to resolve. In the opinion of management, the resolution of the claims made against the Company by the Committee will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. Finally, the Company will incur additional costs in connection with its involvement in the Verestar bankruptcy proceedings. Such costs will be recorded as incurred and reflected within discontinued operations in the accompanying condensed consolidated financial statements.

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of Company management, after consultation with counsel, other than the litigation related to the Verestar bankruptcy discussed above, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

Acquisitions—As of June 30, 2005, the Company was party to an agreement relating to the acquisition of six tower assets from Iusacell Celular (Iusacell) for an aggregate purchase price of approximately $1.3 million. The Company may pursue acquisitions of other properties and businesses in new and existing locations, although there are no definitive material agreements with respect thereto, except as described in notes 8 and 11.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Build-to-Suit Agreements—As of June 30, 2005, the Company was party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. Under the terms of the agreements, the Company is obligated over a three-year period to construct up to 750 towers, including 400 towers in Mexico and 350 towers in Brazil. During the six months ended June 30, 2005, the Company completed construction on 56 towers in Mexico pursuant to build-to-suit agreements.

10.    ATC International Transactions

ATC Mexico Holding—During 2004, the Company repurchased a 12.0% interest in ATC Mexico Holding Corp. (ATC Mexico), the subsidiary through which the Company conducts its Mexico operations, from certain stockholders of ATC Mexico, including J. Michael Gearon, Jr. (Mr. Gearon) and William H. Hess (Mr. Hess), executive officers of the Company. The Company paid 80% of the consideration for their interests in ATC Mexico in April 2004 (for Mr. Gearon) and October 2004 (for Mr. Hess and the other stockholders). Payment of the remaining 20% of the purchase price of $7.3 million, plus interest (for Mr. Gearon), and 218,566 shares of Class A common stock (for Mr. Hess and the other stockholders) was contingent upon ATC Mexico satisfying certain performance criteria. In February 2005, the Company’s Board of Directors determined that the performance criteria had been satisfied and the Company paid to these stockholders the remaining 20% of the purchase price. The Company paid Mr. Gearon $7.7 million in cash and issued to the other stockholders (including Mr. Hess) an aggregate of 159,836 shares of Class A common stock, net of 58,730 shares of Class A common stock retained by the Company to satisfy employee tax withholding obligations. The Company recorded the aggregate purchase price of $3.9 million in the accompanying condensed consolidated balance sheet as of June 30, 2005. In accordance with SFAS No. 141 “Business Combinations” (SFAS No. 141) the acquisitions have been accounted for under the purchase method of accounting. The purchase prices have been allocated to the net assets acquired (principally intangible assets) and liabilities assumed based on the estimated fair values at the date of acquisition.

11.    Subsequent Events

Merger with SpectraSite, Inc.—As described in note 8, the stockholders of the Company and SpectraSite held separate special meetings on August 3, 2005 to seek approval of the merger. The Company completed the transaction on August 8, 2005. The Company issued approximately 169.5 million shares of its Class A common stock with respect to shares of SpectraSite common stock outstanding as of the closing of the merger and reserved for issuance up to approximately 17.0 million shares issuable pursuant to SpectraSite options and warrants outstanding as of the closing of the merger.

The Company will account for the merger in accordance with the purchase method of accounting as defined by SFAS No. 141. Under this method of accounting, the total purchase price will be allocated to the net assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The total estimated purchase price is approximately $3.2 billion, as determined using the average closing price of the Company’s Class A common stock for the two days prior to, including and the two days subsequent to the signing of the merger agreement and the public announcement of the merger. This total purchase price also includes the fair value of options and warrants to be issued at the closing date of the merger in exchange for similar securities of SpectraSite and the Company’s estimated transaction costs.

Amendment and Restatement of Restated Certificate of Incorporation—In connection with the merger with SpectraSite, the Company sought stockholder approval at the special meeting held on August 3, 2005 to amend and restate its Restated Certificate of Incorporation, subject to the consummation of the merger, to increase the authorized number of shares of the Company’s Class A common stock from 500.0 million to 1.0 billion, eliminate the Company’s Class B common stock and Class C common stock, lower the threshold to amend

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

certain provisions of the Company’s Restated Certificate of Incorporation to a majority, eliminate restrictions applicable to certain holders of the Company’s Class B common stock and make other conforming changes in connection with the foregoing. The Company’s stockholders approved the amendment and restatement of the Restated Certificate of Incorporation at the special meeting with the requisite vote. On August 8, 2005, the Company filed the Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware.

ATI 12.25% Notes Repurchases—From July 1, 2005 to August 5, 2005, the Company repurchased in privately negotiated transactions an aggregate of $15.0 million face amount ($9.9 million accreted value, net of $0.5 million fair value allocated to warrants) of ATI 12.25% Notes for approximately $11.6 million in cash. The Company will record a charge of $1.8 million related to the amounts paid in excess of carrying value and write-off of deferred financing fees in the third quarter of 2005. As of August 5, 2005, the Company had $218.1 million accreted value of ATI 12.25% Notes outstanding (net of fair value allocated to warrants of $12.0 million).

12.    Subsidiary Guarantees

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

Investments in subsidiaries are accounted for by the Company under the equity method for purposes of the supplemental consolidating presentation. In addition, ATI and the guarantor subsidiaries account for their subsidiaries that are not guarantors under the equity method. (Earnings) losses of subsidiaries accounted for under the equity method are therefore reflected in their parents’ investment accounts. In addition, for presentation purposes, the Company has reflected its net deferred tax asset in the Company’s parent column in the following condensed consolidating financial data. Intercompany receivables and payables related to deferred taxes are reflected in “investments in an advances to subsidiaries” in the following condensed consolidating financial data. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2005

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$43,533	$25,654	$150	$16,285		$85,622
Accounts receivable, net		19,045	1,369	2,704		23,118
Prepaid & other current assets	4,235	24,290	173	9,579		38,277
Deferred income taxes	6,090					6,090
Assets held for sale			3,389			3,389

Total current assets	53,858	68,989	5,081	28,568		156,496

PROPERTY AND EQUIPMENT, NET		1,895,088	17,495	279,870		2,192,453
INTANGIBLE ASSETS, NET	31,680	1,340,867	9,817	148,447		1,530,811
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	2,422,112	22,585	477,879		$(2,922,576)
OTHER LONG-TERM ASSETS	649,556	177,299		119,048		945,903

TOTAL	$3,157,206	$3,504,828	$510,272	$575,933	$(2,922,576)	$4,825,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$30,912	$90,326	$885	$29,839		$151,962
Current portion of long-term obligations	75,047	12,419		489		87,955
Other current liabilities		32,150	130	1		32,281

Total current liabilities	105,959	134,895	1,015	30,329		272,198

LONG-TERM OBLIGATIONS	1,623,784	1,333,719		34,422		2,991,925
OTHER LONG-TERM LIABILITIES	1,274	123,261	98	4,813		129,446

Total liabilities	1,731,017	1,591,875	1,113	69,564		3,393,569

MINORITY INTEREST IN SUBSIDIARIES				5,905		5,905

STOCKHOLDERS’ EQUITY
Common Stock	2,312					2,312
Additional paid-in capital	4,031,025	3,310,994	436,664	921,508	$(4,669,166)	4,031,025
Accumulated (deficit) earnings	(2,602,782)	(1,398,041)	72,495	(421,044)	1,746,590	(2,602,782)
Treasury stock	(4,366)					(4,366)

Total stockholders’ equity	1,426,189	1,912,953	509,159	500,464	(2,922,576)	1,426,189

TOTAL	$3,157,206	$3,504,828	$510,272	$575,933	$(2,922,576)	$4,825,663

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$148,922	$1,448	$37,690		$188,060
Operating expenses		129,312	877	25,230		155,419

Operating income from continuing operations		19,610	571	12,460		32,641

Other income (expense):
Interest income, TV Azteca, net				3,584		3,584
Interest income	$262	293		253		808
Interest expense	(25,637)	(27,017)	(1)	(388)		(53,043)
Other expense		(16,385)		(1,163)		(17,548)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(14,733)	524	12,223		$1,986

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(40,108)	(22,975)	12,793	14,746	1,986	(33,558)
Income tax benefit (provision)	8,881	(3,150)	58	(1,943)		3,846
Minority interest in net earnings of subsidiaries				(56)		(56)
Loss on equity method investments		(952)				(952)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(31,227)	(27,077)	12,851	12,747	1,986	(30,720)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT	(591)	(507)				(1,098)

NET (LOSS) INCOME	$(31,818)	$(27,584)	$12,851	$12,747	$1,986	$(31,818)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$295,293	$3,166	$73,956		$372,415
Operating expenses		257,306	2,091	50,125		309,522

Operating income from continuing operations		37,987	1,075	23,831		62,893
Other income (expense):
Interest income, TV Azteca, net				7,082		7,082
Interest income	$512	610		385		1,507
Interest expense	(51,274)	(55,706)	(3)	(776)		(107,759)
Other expense	(9,166)	(21,736)		(1,018)		(31,920)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(23,835)	1,210	23,991		$(1,366)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(83,763)	(37,635)	25,063	29,504	(1,366)	(68,197)
Income tax benefit (provision)	20,975	(8,843)	244	(4,192)		8,184
Minority interest in net earnings of subsidiaries				(111)		(111)
Loss on equity method investments		(2,050)				(2,050)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(62,788)	(48,528)	25,307	25,201	(1,366)	(62,174)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT	(591)	(614)				(1,205)

NET (LOSS) INCOME	$(63,379)	$(49,142)	$25,307	$25,201	$(1,366)	$(63,379)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(57,414)	$164,134	$1,172	$57,117	$165,009

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(17,058)	(41)	(19,427)	(36,526)
Payments for acquisitions		(2,100)		(9,354)	(11,454)
Proceeds from sale of businesses and other long-term assets		3,625			3,625
Deposits, investments and other long-term assets		(422)	25	(190)	(587)

Cash used for investing activities		(15,955)	(16)	(28,971)	(44,942)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of notes payable, credit facility and capital leases	(139,799)	(120,147)		(242)	(260,188)
Net proceeds from stock options and other	10,767				10,767
Deferred financing costs and other financing activities	(243)	(338)			(581)
Investments in and advances from (to) subsidiaries	36,739	(8,214)	(1,313)	(27,212)

Cash used for financing activities	(92,536)	(128,699)	(1,313)	(27,454)	(250,002)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(149,950)	19,480	(157)	692	(129,935)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	193,483	6,174	307	15,593	215,557

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,533	$25,654	$150	$16,285	$85,622

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$138,284	$3,636	$30,372		$172,292
Operating expenses		131,782	3,641	23,730		159,153

Operating income (loss) from continuing operations		6,502	(5)	6,642		13,139

Other income (expense):
Interest income, TV Azteca, net				3,652		3,652
Interest income	$262	544		316		1,122
Interest expense	(34,647)	(32,863)	(2)	(509)		(68,021)
Other expense	(622)	(30,782)	(2)	(637)		(32,043)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(35,271)	490	11,273		$23,508

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(70,278)	(56,109)	11,264	9,464	23,508	(82,151)
Income tax benefit	5,081	11,379	20	2,789		19,269
Minority interest in net earnings of subsidiaries				(490)		(490)
Loss on equity method investments		(622)				(622)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(65,197)	(45,352)	11,284	11,763	23,508	(63,994)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (PROVISION)		(550)	(653)			(1,203)

NET (LOSS) INCOME	$(65,197)	$(45,902)	$10,631	$11,763	$23,508	$(65,197)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$275,584	$4,756	$60,743		$341,083
Operating expenses		263,531	4,402	45,795		313,728

Operating income from continuing operations		12,053	354	14,948		27,355

Other income (expense):
Interest income, TV Azteca, net				7,192		7,192
Interest income	$558	1,297		381		2,236
Interest expense	(70,375)	(65,998)	(2)	(803)		(137,178)
Other expense	(8,441)	(31,020)	(2)	(837)		(40,300)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(51,520)	920	15,228		$35,372

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(129,778)	(82,748)	15,578	20,881	35,372	(140,695)
Income tax benefit (provision)	16,343	18,837	(73)	(2,820)		32,287
Minority interest in net earnings of subsidiaries				(1,913)		(1,913)
Loss on equity method investments		(1,240)				(1,240)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(113,435)	(65,151)	15,505	16,148	35,372	(111,561)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(1,117)	(757)			(1,874)

NET (LOSS) INCOME	$(113,435)	$(66,268)	$14,748	$16,148	$35,372	$(113,435)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(71,376)	$132,597	$(1,283)	$45,452	$105,390

CASH FLOWS (USED FOR) PROVIDED BY INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(12,352)	(1,171)	(5,143)	(18,666)
Payments for acquisitions		(4,511)		(17,789)	(22,300)
Proceeds from sale of businesses and other long-term assets		13,444	3,683	4,161	21,288
Deposits, investments and other		857	25	(334)	548
Restricted cash and investments	120,915	49,121			170,036

Cash (used for) provided by investing activities	120,915	46,559	2,537	(19,105)	150,906

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Repayment of notes payable, credit facility and capital leases	(297,441)	(779,168)		(369)	(1,076,978)
Proceeds from issuance of debt securities	225,000				225,000
Borrowings under credit facility		700,000			700,000
Deferred financing costs and other financing activities	4,996	(16,923)			(11,927)
Investments in and advances from (to) subsidiaries	109,843	(81,480)	(1,879)	(26,484)

Cash provided by (used for) financing activities	42,398	(177,571)	(1,879)	(26,853)	(163,905)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	91,937	1,585	(625)	(506)	92,391
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,917	61,809	836	28,903	105,465

CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,854	$63,394	$211	$28,397	$197,856

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

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment operating profit (loss) as a means to measure operating performance in these business segments. We define segment operating profit (loss) as segment revenues less segment operating expenses excluding depreciation, amortization and accretion; corporate general, administrative and development expense; and impairments and net loss on sale of long-lived assets and restructuring expense. Segment operating profit (loss) for the rental and management segment also includes interest income, TV Azteca, net (see note 7 to our condensed consolidated financial statements). In accordance with generally accepted accounting principles, our accompanying condensed consolidated statements of operations for periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been adjusted to reflect certain businesses as discontinued operations (see note 3 to our condensed consolidated financial statements).

Recent Developments

On May 3, 2005, we entered into an agreement and plan of merger with SpectraSite, Inc. providing for, among other things, the merger of SpectraSite with a wholly owned subsidiary of the Company. Under the terms of the merger agreement, each share of SpectraSite common stock will be converted into the right to receive 3.575 shares of our Class A common stock. SpectraSite owns and operates approximately 7,800 wireless and broadcast towers and in-building systems in the United States. In connection with the merger, we filed a registration statement on Form S-4 with the SEC containing a joint proxy statement/prospectus, which the SEC declared effective on June 16, 2005. The joint proxy statement/prospectus contains information regarding the merger and the separate special meetings of stockholders of American Tower and SpectraSite, each of which was held on August 3, 2005. We held our special meeting to seek stockholder approval of proposals relating to the merger and a proposal to amend and restate our Restated Certificate of Incorporation, as described in the joint proxy statement/prospectus. At each of the special meetings, all of the proposals were approved by our stockholders and SpectraSite’s stockholders with the requisite vote. The Company completed the transaction on August 8, 2005.

Results of Operations

Three Months Ended June 30, 2005 and 2004 (dollars in thousands)

	Three Months Ended		Amount of Increase (Decrease)	Percent Increase (Decrease)
	June 30,
	2005	2004
REVENUES:
Rental and management	$184,609	$167,587	$17,022	10%
Network development services	3,451	4,705	(1,254)	(27)

Total revenues	188,060	172,292	15,768	9

OPERATING EXPENSES:
Rental and management	59,388	58,320	1,068	2
Network development services	3,331	3,345	(14)	(1)
Depreciation, amortization and accretion	84,784	85,464	(680)	(1)
Corporate general, administrative and development expense	6,443	6,651	(208)	(3)
Impairments, net loss on sale of long-lived assets and restructuring expense	1,473	5,373	(3,900)	(73)

Total operating expenses	155,419	159,153	(3,734)	(2)

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	3,584	3,652	(68)	(2)
Interest income	808	1,122	(314)	(28)
Interest expense	(53,043)	(68,021)	(14,978)	(22)
Loss on retirement of long-term obligations	(16,388)	(31,388)	(15,000)	(48)
Other expense	(1,160)	(655)	505	77
Income tax benefit	3,846	19,269	(15,423)	(80)
Minority interest in net earnings of subsidiaries	(56)	(490)	(434)	(89)
Loss on equity method investments	(952)	(622)	330	53
Loss from discontinued operations, net	(1,098)	(1,203)	(105)	(9)

Net loss	$(31,818)	$(65,197)	$(33,379)	(51)%

Total Revenues

Total revenues for the three months ended June 30, 2005 were $188.1 million, an increase of $15.8 million from the three months ended June 30, 2004. The increase resulted from an increase in rental and management revenue of $17.0 million, partially offset by a decrease in network development services revenue of $1.3 million.

Rental and Management Revenue

Rental and management revenue for the three months ended June 30, 2005 was $184.6 million, an increase of $17.0 million from the three months ended June 30, 2004. The increase resulted primarily from adding additional wireless and broadcast tenants to towers that existed as of April 1, 2004 and, to a lesser extent, from revenue generated on the approximately 290 towers acquired and/or constructed subsequent to April 1, 2004 and the impact of favorable currency exchange rates. We believe that our rental and management revenue will grow as we continue to utilize existing tower capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless and broadcast service providers.

Network Development Services Revenue

Network development services revenue for the three months ended June 30, 2005 was $3.5 million, a decrease of $1.3 million from the three months ended June 30, 2004. The decrease in revenue was primarily a result of a decline in revenues on a long-term construction contract completed during the three months ended June 30, 2005 and a decline in revenues generated by site acquisition, zoning and permitting services.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2005 were $155.4 million, a decrease of $3.7 million from the three months ended June 30, 2004. The decrease was primarily attributable to a decrease in impairments, net loss on sale of long-lived assets and restructuring expense of $3.9 million and a decrease in depreciation, amortization and accretion expense of $0.7 million. This decrease was partially offset by an increase in expenses in our rental and management segment of $1.1 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the three months ended June 30, 2005 was $59.4 million, an increase of $1.1 million from the three months ended June 30, 2004. The increase resulted primarily from an increase in tower expenses related to the approximately 290 towers we have acquired/constructed since April 1, 2004, due to their inclusion in our results for a full quarter in 2005. This increase was partially offset by a reduction in expenses related to non-cash straight-line rent expense and overhead efficiencies.

Rental and management segment profit for the three months ended June 30, 2005 was $128.8 million, an increase of $15.9 million from the three months ended June 30, 2004. The increase resulted primarily from additional revenue from adding tenants to towers that existed as of April 1, 2004, revenue generated on the 290 towers acquired and constructed subsequent to April 1, 2004 and the impact of favorable currency exchange rates. This increase was partially offset by an increase in rental and management expenses.

Interest Expense

Interest expense for the three months ended June 30, 2005 was $53.0 million, a decrease of $15.0 million from the three months ended June 30, 2004. The decrease resulted primarily from the redemption of a portion of our 9 3/8% senior notes due 2009 (9 3/8% Notes) and repurchases of our ATI 12.25% senior subordinated discount notes due 2008 (ATI 12.25% Notes), partially offset by higher interest expense on our credit facility and additional interest incurred related to the issuance of our 3.00% convertible notes due August 15, 2012 (3.00% Notes) and 7.125% senior notes due 2012 (7.125% Notes) subsequent to June 30, 2004.

Loss on Retirement of Long-Term Obligations

During the three months ended June 30, 2005, we repurchased $117.4 million face amount of our ATI 12.25% Notes ($75.1 million accreted value, net of $4.6 million in fair value allocated to warrants) for approximately $89.8 million in cash and recorded a charge of $16.4 million related to the amounts paid in excess of carrying value and the write-off of the related deferred financing fees.

During the three months ended June 30, 2004, we refinanced our previous credit facility and recorded a charge of $11.7 million related to the write-off of deferred financing fees. We also repurchased a total of $129.2 million of face value of debt securities consisting of: $22.5 million of our 5.0% convertible notes due 2010 (5.0% Notes); $100.1 million face amount ($56.3 million accreted value, net of $5.0 million fair value allocated to warrants) of our ATI 12.25% Notes; and $6.6 million of our 9 3/8% Notes; all for an aggregate of $102.8 million in cash. As a result of these repurchases, we recorded a $19.7 million charge related to the write-off of deferred financing fees and amounts paid in excess of the carrying value of the notes.

Income Tax Benefit

The income tax benefit for the three months ended June 30, 2005 was $3.8 million, a decrease of $15.4 million from the three months ended June 30, 2004. The effective tax rate was 11.5% for the three months ended June 30, 2005, as compared to 23.5% for the three months ended June 30, 2004. The effective tax rate on loss from continuing operations for the three months ended June 30, 2005 and 2004 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses and foreign items. The decrease in the effective rate from 2005 to 2004 is attributed to an increase in foreign items and the decline in our projected annual net loss.

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At June 30, 2005, we have provided a valuation allowance of approximately $177.8 million primarily related to net state deferred tax assets, capital loss carryforwards, certain foreign items and the lost tax benefit and costs associated with our tax refund claims. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims as discussed below and our federal net operating loss carryforwards, as management believes that we will be successful with our tax refund claims and will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

In June 2003, we filed an income tax refund claim with the IRS related to carrying back net operating losses that we generated in 1998, 1999 and 2001. We filed a similar claim in October 2003 with respect to net operating losses generated in 2002. In total, we carried back $380.0 million in federal net operating losses generated prior to 2003. We anticipate receiving a refund of approximately $90.0 million as a result of these claims, which will monetize a portion of our deferred tax asset. We estimate recovery of these amounts within three years of the dates the claims were filed with the Internal Revenue Service (IRS). There can be no assurances, however, with respect to the specific amount and timing of the refund, as the refund claims are currently under examination by the IRS.

We intend to recover a portion of our deferred tax asset through our tax refund claims discussed above. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets as of June 30, 2005 will be dependent upon our ability to generate approximately $1.5 billion in taxable income from July 1, 2005 to December 31, 2024. If we are unable to generate sufficient taxable income in the future, or carry back losses, as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Depending on the resolution of the Verestar bankruptcy proceedings described in note 9 to our accompanying condensed consolidated financial statements, we may be entitled to a worthless stock or bad debt deduction for our investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

Six Months Ended June 30, 2005 and 2004 (dollars in thousands)

	Six Months Ended		Amount of Increase (Decrease)	Percent Increase (Decrease)
	June 30,
	2005	2004
REVENUES:
Rental and management	$366,179	$332,163	$34,016	10%
Network development services	6,236	8,920	(2,684)	(30)

Total revenues	372,415	341,083	31,332	9

OPERATING EXPENSES:
Rental and management	119,568	117,196	2,372	2
Network development services	5,533	6,906	(1,373)	(20)
Depreciation, amortization and accretion	166,755	166,809	(54)	(1)
Corporate general, administrative and development expense	13,416	13,530	(114)	(1)
Impairments, net loss on sale of long-lived assets and restructuring expense	4,250	9,287	(5,037)	(54)

Total operating expenses	309,522	313,728	(4,206)	(1)

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	7,082	7,192	(110)	(2)
Interest income	1,507	2,236	(729)	(33)
Interest expense	(107,759)	(137,178)	(29,419)	(21)
Loss on retirement of long-term obligations	(31,430)	(39,441)	(8,011)	(20)
Other expense	(490)	(859)	(369)	(43)
Income tax benefit	8,184	32,287	(24,103)	(75)
Minority interest in net earnings of subsidiaries	(111)	(1,913)	(1,802)	(94)
Loss on equity method investments	(2,050)	(1,240)	810	65
Loss from discontinued operations, net	(1,205)	(1,874)	(669)	(36)

Net loss	$(63,379)	$(113,435)	$(50,056)	(44)%

Total Revenues

Total revenues for the six months ended June 30, 2005 were $372.4 million, an increase of $31.3 million from the six months ended June 30, 2004. The increase resulted from an increase in rental and management revenues of $34.0 million, partially offset by a decrease in network development services revenue of $2.7 million.

Rental and Management Revenue

Rental and management revenue for the six months ended June 30, 2005 was $366.2 million, an increase of $34.0 million from the six months ended June 30, 2004. The increase resulted primarily from adding additional wireless and broadcast tenants to towers that existed as of January 1, 2004 and, to a lesser extent, from revenue generated on the approximately 410 towers acquired and/or constructed subsequent to January 1, 2004 and the impact of favorable currency exchange rates. This increase was partially offset by a reduction in revenue on the approximately 110 owned towers sold or disposed of subsequent to January 1, 2004. We believe that our rental and management revenue will grow as we continue to utilize existing tower capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless and broadcast service providers.

Network Development Services Revenue

Network development services revenue for the six months ended June 30, 2005 was $6.2 million, a decrease of $2.7 million from the six months ended June 30, 2004. The decrease in revenue was primarily a result of a decline in revenues on a long-term construction contract completed during the six months ended June 30, 2005 and a decline in revenues generated by site acquisition, zoning and permitting services.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2005 were $309.5 million, a decrease of $4.2 million from the six months ended June 30, 2004. The principal components of the decrease were attributable to decreases in expenses within our network development services segment of $1.4 million and a decrease in impairments, net loss on sale of long-lived assets and restructuring expense of $5.0 million. These decreases were partially offset by an increase in expenses within our rental and management segment of $2.4 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the six months ended June 30, 2005 was $119.6 million, an increase of $2.4 million from the six months ended June 30, 2004. The increase resulted primarily from an increase in tower expenses related to the approximately 410 towers we have acquired/constructed since January 1, 2004, due to their inclusion in our results for a full six months in 2005. The increase was partially offset by a reduction in expenses related non-cash straight-line rent expense and overhead efficiencies.

Rental and management segment profit for the six months ended June 30, 2005 was $253.7 million, an increase of $31.5 million from the six months ended June 30, 2004. The increase resulted primarily from additional revenue from adding tenants to towers that existed as of January 1, 2004 and revenue generated on the 410 towers acquired and constructed subsequent to January 1, 2004 and the impact of favorable currency exchange rates. This increase was partially offset by a reduction in revenue on the approximately 110 owned towers sold or disposed of subsequent to January 1, 2004, coupled with an increase in rental and management expenses.

Network Development Services Expense

Network development services expense for the six months ended June 30, 2005 was $5.5 million, a decrease of $1.4 million from the six months ended June 30, 2004. The majority of the decrease correlates directly to the decline in services performed as noted above.

Interest Expense

Interest expense for the six months ended June 30, 2005 was $107.8 million, a decrease of $29.4 million from the six months ended June 30, 2004. The decrease resulted primarily from the redemption of a portion of our 9 3/8% Notes, repurchases of our ATI 12.25% Notes, and to a lesser extent, the full redemption of our 6.25% convertible notes due 2009 (6.25% Notes) and repurchases of our 5.0% Notes. This decrease was partially offset by higher interest expense on our credit facility and our 7.50% senior notes due 2012 (7.50% Notes) issued in February 2004 and additional interest incurred related to the issuance of our 3.00% Notes and 7.125% Notes subsequent to June 30, 2004.

Loss on Retirement of Long-Term Obligations

During the six months ended June 30, 2005, we redeemed $133.0 million of our 9 3/8% Notes and recorded a charge of $9.2 million related to the loss on redemption and the write-off of the related deferred financing fees. In addition, we repurchased $154.4 million face amount of our ATI 12.25% Notes ($97.7 million accreted value, net of $6.2 million in fair value allocated to warrants) for approximately $117.7 million in cash and recorded a charge of $22.2 million related to the amounts paid in excess of carrying value and the write-off of the related deferred financing fees.

During the six months ended June 30, 2004, we refinanced our previous credit facility and recorded a charge of $11.7 million related to the write-off of deferred financing fees. We also repurchased a total of $180.4 million of face amount of debt securities, redeemed all of our 6.25% Notes for $221.9 million in cash (including $4.8 million in accrued interest) and made a voluntary repayment of $21.0 million of term loans under our previous credit facility. The debt repurchases consisted of: $73.7 million of our 5.0% Notes; $100.1 million face amount ($56.3 million accreted value, net of $5.0 million fair value discount allocated to warrants) of our ATI 12.25%

Notes; and $6.6 million of our 9 3/8% Notes; all for an aggregate of $153.8 million in cash. As a result of these transactions, we recorded an aggregate charge of $27.7 million.

Income Tax Benefit

The income tax benefit for the six months ended June 30, 2005 was $8.2 million, a decrease of $24.1 million from the six months ended June 30, 2004. The effective tax rate was 12.0% for the six months ended June 30, 2005, as compared to 23.0% for the six months ended June 30, 2004. The effective tax rate on loss from continuing operations for the six months ended June 30, 2005 and 2004 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses and foreign items. The decrease in the effective rate from 2005 to 2004 is attributed to an increase in foreign items and the decline in our projected annual net loss.

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At June 30, 2005, we have provided a valuation allowance of approximately $177.8 million primarily related to net state deferred tax assets, capital loss carryforwards, certain foreign items and the lost tax benefit and costs associated with our tax refund claims. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims as discussed below and our federal net operating loss carryforwards, as management believes that we will be successful with our tax refund claims and will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

In June 2003, we filed an income tax refund claim with the IRS related to carrying back net operating losses that we generated in 1998, 1999 and 2001. We filed a similar claim in October 2003 with respect to net operating losses generated in 2002. In total, we carried back $380.0 million in federal net operating losses generated prior to 2003. We anticipate receiving a refund of approximately $90.0 million as a result of these claims, which will monetize a portion of our deferred tax asset. We estimate recovery of these amounts within three years of the dates the claims were filed with the IRS. There can be no assurances, however, with respect to the specific amount and timing of the refund, as the refund claims are currently under examination by the IRS.

We intend to recover a portion of our deferred tax asset through our tax refund claims discussed above. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets as of June 30, 2005 will be dependent upon our ability to generate approximately $1.5 billion in taxable income from July 1, 2005 to December 31, 2024. If we are unable to generate sufficient taxable income in the future, or carry back losses, as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Depending on the resolution of the Verestar bankruptcy proceedings described in note 9 to our accompanying condensed consolidated financial statements, we may be entitled to a worthless stock or bad debt deduction for our investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

Minority Interest in Net Earnings of Subsidiaries

Minority interest in net earnings of subsidiaries for the six months ended June 30, 2005 was $0.1 million, a decrease of $1.8 million from the six months ended June 30, 2004. The decrease is a result of the Company’s repurchase of its 12.0% interest in ATC Mexico during 2004.

Liquidity and Capital Resources

The information in this section updates as of June 30, 2005, the “Liquidity and Capital Resources” section of our 2004 Annual Report on Form 10-K and should be read in conjunction with that report.

As of June 30, 2005, we had total outstanding indebtedness of approximately $3.1 billion. During the six months ended June 30, 2005 and the year ended December 31, 2004, we generated sufficient cash flows from operations to fund our capital expenditures and cash interest obligations. We believe our cash generated from operations for the year ending December 31, 2005 will be sufficient to fund our obligations for capital expenditures and cash debt service, including interest and principal repayments, for 2005.

In addition, SpectraSite, which became a wholly owned subsidiary of American Tower in connection with the merger, had total outstanding indebtedness of approximately $748.0 million as of June 30, 2005. Giving effect to our merger with SpectraSite, our pro forma indebtedness as of June 30, 2005 would have been approximately $3.8 billion.

Uses of Cash

Tower Acquisitions, Construction and Improvements.    During the six months ended June 30, 2005, payments for purchases of property and equipment and construction activities totaled $36.5 million, including capital expenditures incurred in connection with the construction of 115 towers. We anticipate that we will build between 225 and 250 total new towers through the end of 2005, and expect our 2005 total capital expenditures for construction, improvements and corporate purposes to be between approximately $75.0 million and $80.0 million.

Refinancing and Repurchases of Indebtedness.    During the six months ended June 30, 2005, we repurchased approximately $287.4 million face amount of our outstanding debt securities and refinanced our $397.0 million term loan B under our credit facility. For more information about our financing activities, see “—Financing Activities” below.

Contractual Obligations.    Our contractual obligations relate primarily to borrowings under our credit facility and our outstanding notes. We included a table of our contractual obligations in our 2004 Annual Report on Form 10-K. Since December 31, 2004, we refinanced and repurchased a portion of our outstanding indebtedness, as discussed below under “Financing Activities.” Following our merger with SpectraSite, our contractual obligations will also include borrowings under the SpectraSite credit facility. For more information about the SpectraSite credit facility, see “—Sources of Cash” below.

Sources of Cash

Total Liquidity at June 30, 2005.    As of June 30, 2005, we had approximately $467.3 million of total liquidity, comprised of approximately $85.6 million in cash and cash equivalents and the ability to draw approximately $381.7 million of the revolving loan under our credit facility.

Cash Generated by Operations.    For the six months ended June 30, 2005, our cash provided by operating activities was $165.0 million, compared to $105.4 million for the same period in 2004. Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2005 in excess of their cash needs for operations and expenditures for tower construction, improvements and acquisitions. See “Results of Operations.” We currently expect to use the excess cash generated by operations principally to service and repurchase our debt.

SpectraSite Credit Facility.    In addition to our credit facility, following our merger with SpectraSite we also have the ability to borrow pursuant to the SpectraSite $900.0 million senior secured credit facility. As of August 8, 2005, SpectraSite had $698.0 million outstanding and the ability to borrow approximately $195.4 million under its credit facility. As SpectraSite is designated as an unrestricted subsidiary for purposes of our credit facility, borrowings under the SpectraSite credit facility do not have an impact on our ability to borrow under our credit facility. Accordingly, the SpectraSite credit facility will provide us with additional borrowing capacity and additional liquidity.

Financing Activities

9 3/8% Senior Notes Redemption.    In January 2005, we redeemed $133.0 million principal amount of our outstanding 9 3/8% Notes using a portion of net proceeds from our December 2004 7.125% Notes offering, plus additional cash on hand. We redeemed these notes pursuant to the terms of the indenture at a purchase price equal to 105.11% of the principal amount, for $139.8 million, plus $5.3 million in accrued interest. In June 2005, we commenced a partial redemption of $75.0 million principal amount of our outstanding 9 3/8% Notes. On July 21, 2005, we redeemed these notes pursuant to the terms of the indenture at a purchase price equal to 104.688% of the principal amount, for $78.5 million, plus $3.3 million in accrued interest. We financed this redemption through a combination of internally generated funds and $50.0 million of borrowings under the revolving loan of our credit facility. Upon completion of this partial redemption, $66.9 million principal amount of 9 3/8% Notes remained outstanding.

ATI 12.25% Notes Repurchases—During the six months ended June 30, 2005, we repurchased an aggregate of $154.4 million face amount of our ATI 12.25% Notes ($97.7 million accreted value, net of $6.2 million fair value allocated to warrants) for approximately $117.7 million in cash, in privately negotiated transactions, primarily using cash on hand. In addition, from July 1, 2005 to August 5, 2005, we repurchased an aggregate of $15.0 million face amount of our ATI 12.25% Notes ($9.9 million accreted value, net of $0.5 million fair value allocated to warrants) for approximately $11.6 million in cash, in privately negotiated transactions. As of August 5, 2005, $218.1 million accreted value of our ATI 12.25% Notes remained outstanding (net of fair value allocated to warrants of $12.0 million).

Credit Facility Amendment—In May 2005, we amended our credit facility to replace our $397.0 million term loan B due August 31, 2011 with a new $397.0 million term loan C due August 31, 2011. The new term loan C has substantially the same terms as the previous term loan B, except that the interest rate spreads for the existing LIBOR and base rate loans were initially reduced from 2.00% to 1.75% and from 1.00% to 0.75%, respectively. Interest rates for the new term loan C are determined at the option of the Company at a margin based on leverage at either 1.50% to 1.75% above the LIBOR rate or 0.50% to 0.75% above the defined base rate. As of June 30, 2005, $396.0 million principal amount remains outstanding under the term loan C. In July 2005, as a result of external rating agency upgrades to our senior secured debt rating, the interest rate spreads on our new term loan C were further reduced to 1.50% above LIBOR or 0.50% above the defined base rate.

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

In our Form 10-K for the year ended December 31, 2004, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to income taxes, impairment of assets, allowances for accounts receivable, investment impairment charges and revenue recognition. We have reviewed our policies and determined that these remain our most critical accounting policies for the quarter ended June 30, 2005. We did not make any changes to those policies during the quarter.

Factors That May Affect Future Results

Risks Related to Our Business

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

We have a substantial amount of indebtedness. As of June 30, 2005, we had approximately $3.1 billion of consolidated debt. Giving effect to our merger with SpectraSite, our pro forma indebtedness as of June 30, 2005 would have been approximately $3.8 billion. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. As of June 30, 2005, approximately 23% of our outstanding indebtedness bore interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase. Subject to certain restrictions under our existing indebtedness, we may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

Restrictive covenants in our credit facility and indentures and the SpectraSite credit facility could adversely affect our business by limiting flexibility.

Our credit facility and the indentures governing the terms of our debt securities contain restrictive covenants and, in the case of our credit facility, requirements that we comply with certain leverage and other financial tests. In addition, the credit facility for SpectraSite, which became a wholly owned subsidiary of American Tower in connection with the merger, contains restrictive covenants and requirements that SpectraSite comply with certain leverage and other financial tests. These covenants and requirements limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness, issuing preferred stock, engaging in various types of transactions, including mergers and sales of assets, and paying dividends and making distributions or other restricted payments, including investments. These covenants could place us at a disadvantage compared to some of our competitors which may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, merger and acquisition or other opportunities.

If our wireless service provider customers consolidate or merge with each other to a significant degree, our growth, revenue and ability to generate positive cash flows could be adversely affected.

Significant consolidation among our wireless service provider customers, such as the recently completed transaction between Cingular Wireless and AT&T Wireless and the pending transaction between Sprint PCS and Nextel, may result in reduced capital expenditures in the aggregate because the existing networks of many wireless carriers overlap, as do their expansion plans. Similar consequences might occur if wireless service providers engage in extensive sharing, roaming or resale arrangements as an alternative to leasing our antennae space. In January 2003, the Federal Communications Commission (FCC) eliminated its spectrum cap, which prohibited wireless carriers from owning more than 45 MHz of spectrum in any given geographical area. The FCC has also eliminated the cross-interest rule for metropolitan areas, which limited an entity’s ability to own interests in multiple cellular licenses in an overlapping geographical service area. Also, in May 2003, the FCC adopted new rules authorizing wireless radio services holding exclusive licenses to freely lease unused spectrum. Some wireless carriers may be encouraged to consolidate with each other as a result of these regulatory changes as a means to strengthen their financial condition. Consolidation among wireless carriers would also increase our risk that the loss of one or more of our major customers could materially decrease revenues and cash flows.

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

Our business operations in Mexico and Brazil, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. For the six months ended June 30, 2005 and the year ended December 31, 2004, approximately 18.5% and 16.6%, respectively, of our consolidated revenues were generated by our international operations. Giving effect to our merger with SpectraSite, our international operations would have represented approximately 12.2% of the combined company’s revenues for the six months ended June 30, 2005. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

A substantial portion of our total operating revenues is derived from a small number of customers. Approximately 63% of our revenues for the six months ended June 30, 2005 and approximately 64% of our revenues for the year ended December 31, 2004 were derived from ten customers. Our largest domestic customer is Cingular Wireless, which merged with AT&T Wireless in October 2004. Cingular Wireless represented approximately 14% of our total revenues for the six months ended June 30, 2005, and the combined revenues of Cingular Wireless and AT&T Wireless represented approximately 14% of our total revenues for the year ended December 31, 2004. Verizon Wireless represented approximately 12% of our total revenues for the six months ended June 30, 2005 and for the year ended December 31, 2004. Sprint PCS and Nextel, which announced their merger plans in December 2004, had combined revenues that would have represented approximately 10% of our total revenues for the six months ended June 30, 2005 and for the year ended December 31, 2004. Our largest international customer is Iusacell Celular, which accounted for approximately 5% of our total revenues for the six months ended June 30, 2005 and the year ended December 31, 2004. Iusacell is an affiliate of TV Azteca, which owns a minority interest in Unefon, which is our second largest customer in Mexico and accounted for approximately 4% and 3% of our total revenues for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively. In addition, we received $7.1 million and $14.3 million in interest income, net, from TV Azteca for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively.

As a result of our merger with SpectraSite, our revenues are further dependent on a small number of customers. For the six months ended June 30, 2005, on a pro forma basis after giving effect to the merger:

•	Approximately 59% of the combined company’s revenues would be derived from six customers;

•	Approximately 20% of the combined company’s revenues would be derived from Cingular Wireless;

•	Approximately 17% of the combined company’s revenues would be derived from Sprint PCS and Nextel; and

•	Approximately 10% of the combined company’s revenues would be derived from Verizon Wireless.

If any of these customers were unwilling or unable to perform their obligations under our agreements with them, our revenues, results of operations, and financial condition could be adversely affected. In the ordinary course of our business, we also sometimes experience disputes with our customers, generally regarding the interpretation of terms in our agreements. Although historically we have resolved these disputes in a manner that did not have a material adverse effect on our company or our customer relationships, in the future these disputes could lead to a termination of our agreements with customers or a material modification of the terms of those agreements, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable customer could be terminated or damaged, which could lead to decreased revenues or increased costs, resulting in a corresponding adverse effect on our business, results of operations and financial condition.

Status of Iusacell Celular’s financial restructuring exposes us to certain risks and uncertainties.

Iusacell Celular is our largest customer in Mexico and accounted for approximately 5% of our total revenues for the six months ended June 30, 2005 and the year ended December 31, 2004. Giving effect to our merger with SpectraSite, Iusacell would have represented approximately 3% of the combined company’s revenues for the six months ended June 30, 2005. Iusacell currently is in default under certain of its debt obligations and is involved in litigation with certain of its creditors. If Iusacell files for bankruptcy, or if the creditor litigation has an adverse impact on Iusacell’s overall liquidity, it could interfere with Iusacell’s ability to meet its operating obligations, including rental payments under our leases with them.

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

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state and local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As owner, lessee or operator of many thousands of real estate sites underlying our towers, we may be liable for substantial costs of remediating soil and groundwater contaminated by hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of or were responsible for the contamination. In addition, we cannot assure you that we are at all times in complete compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The current cost of complying with these laws is not material to our financial condition or results of operations. However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to government regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

We are subject to federal, state, local and foreign regulation of our business, including regulation by the Federal Aviation Administration (FAA), the FCC, the Environmental Protection Agency and the Occupational

Safety and Health Administration. Both the FCC and the FAA regulate towers used for wireless communications and radio and television antennae and the FCC separately regulates transmitting devices operating on towers. Similar regulations exist in Mexico, Brazil and other foreign countries regarding wireless communications and the operation of communications towers. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, collocations or site upgrade projects, thereby limiting our ability to respond to customer demands and requirements. Existing regulatory policies may adversely affect the timing or cost of new tower construction and tower modifications and additional regulations may be adopted that increase delays or result in additional costs to us or that prevent or restrict new tower construction and tower modifications in certain locations. These factors could adversely affect our operations.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to operate our towers and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of sites. Further, we may not be able to renew ground leases on commercially viable terms. Approximately 80% of the towers in our portfolio as of June 30, 2005 are located on leased land. Approximately 89% of these sites are on land where our property interests in such land have a final expiration date of 2014 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse affect on us.

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

Our wholly owned subsidiary, Verestar, Inc., filed for protection under Chapter 11 of the federal bankruptcy laws on December 22, 2003. Verestar was reported as a discontinued operation through the date of the bankruptcy filing in 2003 for financial statement purposes and, as of the date of the bankruptcy filing, was deconsolidated for financial statement purposes. In December 2004, substantially all of the remaining fixed assets of Verestar were sold. The bankruptcy proceeding will continue, however, until such time as all claims against Verestar are settled and approved by the Bankruptcy Court.

If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against us for breaches by Verestar of those contracts as to which we are primarily or secondarily liable as a guarantor. As of June 30, 2005, we do not expect claims from these contractual obligations to exceed $5.0 million. In addition, on June 29, 2004, the Bankruptcy Court approved a stipulation between Verestar and the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) that permits the Committee to file claims against us and/or our affiliates on behalf of Verestar. In connection therewith, the Committee requested and received authorization from the Bankruptcy Court to take discovery of us and certain of Verestar’s officers and directors under Bankruptcy Rule 2004. We produced various documents and a limited number of depositions were conducted by the Committee. On July 8, 2005, the Committee filed a complaint in the U.S. District Court for the Southern District of New York against us and certain of our and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against us. We may be obligated or may agree to indemnify certain of these other defendants. The District Court complaint asserts various causes of action against the defendants, including breach of fiduciary duty, conversion, conspiracy, tortious interference with business relations, deepening insolvency, and avoidance and recovery of fraudulent transfers and preferential transfers. The complaint filed in the Bankruptcy Court includes an objection to our claims against Verestar and seeks to recharacterize and equitably subordinate such claims. In addition, the Committee is seeking substantive consolidation of our assets and liabilities with Verestar’s assets and liabilities. In connection with such claims, the Committee is seeking unspecified damages of not less than $150.0 million. The outcome of complex litigation (including claims that have been asserted against us by the Committee) cannot be predicted with certainty, is dependent upon many factors beyond our control, and could take several years to resolve. If any such claims are successful, however, they could have a material adverse impact on our financial position and results from operations. Finally, we will incur additional costs in connection with our involvement in the Verestar bankruptcy proceedings.

Risks Related to Our Merger with SpectraSite, Inc.

The merger is subject to challenge by the Antitrust Division of the Department of Justice, which could delay or reduce the anticipated benefits of the merger.

Prior to the closing of the merger, the Antitrust Division of the Department of Justice issued Civil Investigative Demands relating to the merger, seeking information and documents from both us and SpectraSite. This investigation is ongoing and we continue to cooperate with the Antitrust Division to provide the information and documents that have been requested. If the Antitrust Division believes that the merger violates the antitrust laws by substantially lessening competition in any relevant market, the Antitrust Division has the authority and may seek to require divestitures of assets by us, and also could seek to impose restrictions on our conduct of business following the merger to address alleged competitive concerns. We can give no assurance that the Antitrust Division will not take any such actions or, if such actions are taken, that they would not be successful. Any such actions by the Antitrust Division, if successful, could reduce the anticipated benefits of the merger.

We may not realize the intended benefits of the merger if we are unable to integrate SpectraSite’s operations, wireless communications tower portfolio, customers and personnel in a timely and efficient manner, which could adversely affect our business and the value of our Class A common stock.

Achieving the benefits of the merger depends in part on the integration of our operations, wireless communications tower portfolios and personnel with those of SpectraSite in a timely and efficient manner and the ability of the combined company to realize the anticipated synergies from this integration. Integration may be difficult and unpredictable for many reasons, including, among others, the size of SpectraSite’s wireless communications tower portfolio and because SpectraSite’s and our internal systems and processes were developed without regard to such integration. Our successful integration with SpectraSite requires coordination of different personnel, which may be difficult and unpredictable because of possible cultural conflicts and differences in policies, procedures and operations between the companies and the different geographical locations of the companies. Our successful integration also requires attention to and maintenance of our business relationships with current customers, which if compromised, would result in disruptions to our business. If we cannot successfully integrate SpectraSite’s operations, wireless communications tower portfolio, customers and personnel, we may not realize the expected benefits of the merger, which could adversely affect the combined company’s business and could adversely affect the value of our Class A common stock. In addition, the integration of our business with SpectraSite may place a significant burden on management and its internal resources. The diversion of management’s attention from ongoing business concerns and any difficulties encountered in the transition and integration process could harm our business and financial results of the combined company and the value of our Class A common stock.

We expect to incur substantial expenses related to the integration of SpectraSite.

We expect to incur substantial expenses in connection with the integration of the business, policies, procedures, operations and systems of SpectraSite. The failure of the combined company to meet the challenges involved in integrating the companies’ business and operations, or to do so in a timely basis, could cause substantial additional expenses and serious harm to the combined company. For example, there are a large number of systems that must be integrated, including management information, accounting and finance, sales, billing, payroll and benefits, lease administration systems and regulatory compliance. While we have assumed that a certain level of expenses would be incurred, there are a number of factors, some of which are beyond our control, that could affect the total amount or the timing of all of the expected integration expenses including:

•	employee redeployment, relocation or severance, as well as reorganization or closures of facilities;

•	consolidating and rationalizing information technology and administrative infrastructures;

•	consolidating operation and management of combined tower portfolio;

•	coordinating sales and marketing efforts to effectively communicate the capabilities of the combined company;

•	preserving our supply, marketing or other important relationships and those of SpectraSite, and resolving potential conflicts that may arise; and

•	minimizing the diversion of management’s attention from ongoing business concerns and successfully returning managers to regular business responsibilities from their integration planning activities.

These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses.

Resales of our Class A common stock and additional obligations to issue shares of our Class A common stock may cause the market price of our stock to fall.

The merger dilutes the ownership position of our present stockholders. As of August 8, 2005, we had approximately 231.5 million shares of Class A common stock outstanding, approximately 28.9 million shares of

Class A common stock subject to outstanding options and warrants, as well as outstanding convertible notes that, if converted, would represent approximately 39.4 million shares of Class A common stock and approximately 4.0 million shares of Class A common stock subject to our employee stock purchase plan. We issued approximately 169.5 million shares of Class A common stock with respect to shares of SpectraSite common stock outstanding as of the closing of the merger and reserved for issuance up to approximately 17.0 million shares issuable pursuant to SpectraSite options and warrants outstanding as of the closing of the merger. The issuance of these new shares and the sale of additional shares of our Class A common stock that may become eligible for sale in the public market from time to time upon exercise of options and warrants, including shares of our Class A common stock subject to SpectraSite stock options and warrants assumed by us in the merger, could have the effect of depressing the market price for our Class A common stock.

Information Presented Pursuant to the Indentures of Our 9 3/8% Notes, 7.50% Notes, 7.125% Notes, ATI 12.25% Notes and ATI 7.25% Notes

The following table sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our 9 3/8% Notes, 7.50% Notes, 7.125% Notes, ATI 12.25% Notes and ATI 7.25% senior subordinated notes due 2011 (ATI 7.25% Notes). The information contained in note 12 to our condensed consolidated financial statements is also presented to address certain reporting requirements contained in the indentures for our ATI 12.25% Notes and ATI 7.25% Notes.

Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for such notes, are as follows (in thousands):

	9 3/8% Notes	ATI 12.25% Notes, ATI 7.25% Notes, 7.50% Notes and 7.125% Notes
Tower Cash Flow, for the three months ended June 30, 2005	$128,805	$127,439

Consolidated Cash Flow, for the twelve months ended June 30, 2005	471,602	465,892
Less: Tower Cash Flow, for the twelve months ended June 30, 2005	(492,960)	(487,270)
Plus: four times Tower Cash Flow, for the three months ended June 30, 2005	515,220	509,756

Adjusted Consolidated Cash Flow, for the twelve months ended June 30, 2005	$493,862	$488,378

Non-Tower Cash Flow, for the twelve months ended June 30, 2005	$(29,416)	$(29,436)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate caps pursuant to our policies. All derivative financial instruments are for purposes other than trading. During the six months ended June 30, 2005, we repaid or repurchased $287.4 million face amount of outstanding debt for $257.5 million in cash, including the redemption of $133.0 million of 9 3/8% Notes, $154.4 million face amount ($97.7 million accreted value) of ATI 12.25% Notes and $2.0 million in principal payments under our credit facility.

The following tables provide information as of June 30, 2005 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

Twelve month period ended June 30, 2005

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$76,485	$291,872	$336	$410,787	$12	$1,721,640	$2,501,132	$2,698,905
Average Interest Rate(a)	6.92%	7.08%	7.45%	6.64%	6.03%	6.33%
Variable Rate Debt(a)	$11,470	$41,470	$63,970	$63,970	$71,470	$443,658	$696,008	$699,894
Average Interest Rate(a)

Aggregate Notional Amounts Associated with Interest Rate Caps in Place As of June 30, 2005 and Interest Rate Detail by Contractual Maturity Dates (In thousands, except percentages)

Interest Rate CAPS	2006
Notional Amount(b)	$350,000	(b)
Cap Rate	6.00%

(a)	As of June 30, 2005, variable rate debt consists of our credit facility ($696.0 million) and fixed rate debt consists of: the 2.25% convertible notes due 2009 (2.25% Notes) ($0.1 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of June 30, 2005 is $501.8 million); the 5.0% Notes ($275.7 million); the 3.25% convertible notes due August 1, 2010 (3.25% Notes) ($210.0 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($400.0 million); the ATI 12.25% Notes ($343.9 million principal amount due at maturity; the balance as of June 30, 2005 is $225.4 million accreted value, net of the allocated fair value of the related warrants of $12.9 million); the 9 3/8% Notes ($141.9 million); the 3.00% convertible notes due August 15, 2012 (3.00% Notes) ($345.0 million principal amount due at maturity; the balance as of June 30, 2005 is $344.4 million accreted value) and other debt of $59.6 million. Interest on our credit facility is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at June 30, 2005 for our credit facility was 5.11% For the six months ended June 30, 2005, the weighted average interest rate under our credit facility was 4.73% The 7.125% Notes bear interest at 7.125% per annum, which is payable semiannually on April 15 and October 15 of each year, beginning April 15, 2005. The 5.0% Notes bear interest at 5.0% per annum, which is payable semiannually on February 15 and August 15 of each year. The ATI 12.25% Notes bear interest (after giving effect to the accretion of the original discount and the accretion of the fair value of the warrants) at 14.7% per annum, payable upon maturity. The 2.25% Notes bear interest (after giving effect to the accretion of the original discount) at 6.25% per annum, which is payable semiannually on April 15 and October 15 of each year. The 9 3/8% Notes bear interest at 9 3/8% per annum, which is payable semiannually on February 1 and August 1 of each year. The 3.25% Notes bear interest at 3.25% per annum, which is payable semiannually on February 1 and August 1 of each year. The ATI 7.25% Notes bear interest at 7.25% per annum, which is payable semiannually on June 1 and December 1 of each year. The 7.50% Notes bear interest at 7.50% per annum, which is payable semiannually on May 1 and November 1 of each year. The 3.00% Notes bear interest at 3.00% per annum, which is payable semiannually on February 15 and August 15 of each year. Other debt consists of notes payable, capital leases and other obligations bearing interest at rates ranging from 7.9% to 12.0%, payable.
(b)	Includes notional amounts of $250,000 and $100,000 that expire in June and July 2006, respectively.

We maintain a portion of our cash and cash equivalents in short-term financial instruments that are subject to interest rate risks. Due to the relatively short duration of such instruments, we believe fluctuations in interest rates with respect to those investments will not materially affect our financial condition or results of operations. However, changes in interest rates can cause interest rate charges to fluctuate on our variable rate debt, comprised of $696.0 million under our credit facility as of June 30, 2005. A 10% increase, or approximately 51 basis points, in current interest rates would cause an additional pre-tax charge to our net loss of approximately $1.8 million for the six months ended June 30, 2005.

Our foreign operations include rental and management segment divisions in Mexico and Brazil. The remeasurement gain for the three and six months ended June 30, 2005 approximated $0.4 million and $0.6 million, respectively. The remeasurement loss for the three and six months ended June 30, 2004 approximated $0.5 million and $0.7 million, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods.

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

There have not been any changes in the our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As previously reported, Verestar filed for protection under Chapter 11 of the federal bankruptcy laws on December 22, 2003. On June 29, 2004, the Bankruptcy Court approved a stipulation between Verestar and the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) that permits the Committee to file claims against us and/or our affiliates on behalf of Verestar. In connection therewith, the Committee requested and received authorization from the Bankruptcy Court to take discovery of us and certain of Verestar’s officers and directors under Bankruptcy Rule 2004. We produced various documents and a limited number of depositions were conducted by the Committee. On July 8, 2005, the Committee filed a complaint in the U.S. District Court for the Southern District of New York against us and certain of our and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against us. We may be obligated or may agree to indemnify certain of these other defendants. The District Court complaint asserts various causes of action against the defendants, including breach of fiduciary duty, conversion, conspiracy, tortious interference with business relations, deepening insolvency, and avoidance and recovery of fraudulent transfers and preferential transfers. The complaint filed in the Bankruptcy Court includes an objection to our claims against Verestar and seeks to recharacterize and equitably subordinate such claims. In addition, the Committee is seeking substantive consolidation of our assets and liabilities with Verestar’s assets and liabilities. In connection with such claims, the Committee is seeking unspecified damages of not less than $150.0 million. The outcome of complex litigation (including claims that have been asserted against us by the Committee) cannot be predicted by us with certainty, is dependent upon many factors beyond our control, and could take several years to resolve. In the opinion of management, the resolution of the claims made against us by the Committee will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

As previously reported, the Antitrust Division of the Department of Justice issued Civil Investigative Demands in June 2005, relating to the merger, seeking information and documents from both us and SpectraSite. This investigation is ongoing and we continue to cooperate with the Antitrust Division to provide the information and documents that have been requested. If the Antitrust Division believes that the merger violates the antitrust laws by substantially lessening competition in any relevant market, the Antitrust Division has the authority and may seek to require divestitures of assets by us, and also could seek to impose restrictions on our conduct of business following the merger to address alleged competitive concerns. We can give no assurance that the Antitrust Division will not take any such actions or, if such actions are taken, that they would not be successful. In the opinion of management, however, if the Antitrust Division were to seek to take any such actions, the resolution thereof would not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of Company management, after consultation with counsel, other than the litigation related to the Verestar bankruptcy discussed above, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of Stockholders was held on May 26, 2005, to consider and act upon the following matters, all of which were approved and adopted. The results of the stockholder voting were as follows:

1.	Election of the following directors for the ensuing year or until their successors are elected and qualified.

	Vote Cast For	Votes Withheld
Raymond P. Dolan	211,630,843	118,726
Carolyn F. Katz	211,257,032	492,537
Gustavo Lara Cantu	211,639,035	110,534
Fred R. Lummis	209,610,902	2,138,667
Pamela D.A. Reeve	211,247,077	502,492
James D. Taiclet, Jr.	202,228,475	9,521,094

2.	Ratification of the selection of Deloitte & Touche LLP as the Company’s independent auditors for 2005.

Votes Cast For	Votes Against	Votes Abstained
210,354,056	1,336,196	59,316

ITEM 5.    OTHER INFORMATION

Merger with SpectraSite, Inc.—On May 3, 2005, we entered into an agreement and plan of merger with SpectraSite, Inc. providing for, among other things, the merger of SpectraSite with a wholly owned subsidiary of American Tower. Stockholders of American Tower and SpectraSite approved the transaction in separate special stockholders meetings held on August 3, 2005. We completed the transaction on August 8, 2005. We issued approximately 169.5 million shares of our Class A common stock with respect to shares of SpectraSite common stock outstanding as of the closing of the merger and reserved for issuance up to approximately 17.0 million shares issuable pursuant to SpectraSite options and warrants outstanding as of the closing of the merger.

Appointment of New Directors—Pursuant to the merger agreement with SpectraSite, we agreed to expand the size of our board of directors effective upon the closing of the merger from six to ten members and to elect Stephen H. Clark, Paul M. Albert, Jr., Dean J. Douglas and Samme L. Thompson to our board. On August 8, 2005, each of Messrs. Clark, Albert, Douglas and Thompson were elected as directors to serve in accordance with our By-Laws until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Amendment and Restatement of Restated Certificate of Incorporation—In connection with the merger with SpectraSite, we sought stockholder approval at the special meeting held on August 3, 2005 to amend and restate our Restated Certificate of Incorporation, subject to the consummation of the merger, to increase the authorized number of shares of the Class A common stock from 500.0 million to 1.0 billion, eliminate the Class B common stock and Class C common stock, lower the threshold to amend certain provisions of our Restated Certificate of Incorporation to a majority, eliminate restrictions applicable to certain holders of the Class B common stock and make other conforming changes in connection with the foregoing. Our stockholders approved the amendment and restatement of the Restated Certificate of Incorporation at the special meeting with the requisite vote. On August 8, 2005, we filed the Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware.

ITEM 6.    EXHIBITS

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: August 8, 2005	By:	/s/ BRADLEY E. SINGER
Bradley E. Singer Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among American Tower Corporation, Asteroid Merger Sub, LLC and SpectraSite, Inc., dated as of May 3, 2005 (incorporated by reference from Exhibit 2 to the Company’s Current Report on Form 8-K (File No. 001-14195) filed on May 5, 2005).

3	Amended and Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on August 8, 2005 (incorporated by reference to Annex E to the Company’s Registration Statement on Form S-4 (File No. 333-125328) filed on May 27, 2005).

10.1	Second Amendment to Loan Agreement, dated as of May 26, 2005, by and among American Tower, L.P., American Towers, Inc., American Tower, LLC, and American Tower International, Inc., Toronto Dominion (Texas) LLC and certain financial institutions.

10.2	Notice of Incremental Facility Commitment, dated as of May 26, 2005.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

EX-1