Form 10-Q
period 2005-09-30
AMERICAN TOWER CORP /MA/
filed 2005-11-09
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of October 31, 2005, there were 411,817,988 shares of Class A Common Stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

PART I.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(In Thousands, Except Share Data)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109,159	$215,557
Accounts receivable, net of allowances of $18,341 and $13,968, respectively	37,553	38,634
Prepaid and other current assets	53,866	45,367
Deferred income taxes	39,611	6,090
Assets held for sale	3,389	3,389

Total current assets	243,578	309,037

PROPERTY AND EQUIPMENT, net	3,404,389	2,273,356
OTHER INTANGIBLE ASSETS, net	2,191,391	985,303
GOODWILL	2,098,872	592,683
DEFERRED INCOME TAXES	476,661	633,814
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	370,768	291,779

TOTAL	$8,785,659	$5,085,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$194,160	$121,672
Accrued interest	41,993	39,466
Current portion of long-term obligations	2,241	138,386
Unearned revenue	74,847	32,681

Total current liabilities	313,241	332,205

LONG-TERM OBLIGATIONS	3,637,916	3,155,228
OTHER LONG-TERM LIABILITIES	190,172	121,505

Total liabilities	4,141,329	3,608,938

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES	5,916	6,081

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 1,000,000,000 and 500,000,000 shares authorized, 411,001,500 and 229,745,116 shares issued, and 410,856,279 and 229,599,895 shares outstanding, respectively	4,110	2,297
Additional paid-in capital	7,265,983	4,012,425
Accumulated deficit	(2,623,652)	(2,539,403)
Unearned compensation	(3,661)
Treasury stock (145,221 shares at cost)	(4,366)	(4,366)

Total stockholders’ equity	4,638,414	1,470,953

TOTAL	$8,785,659	$5,085,972

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
Rental and management	$260,791	$174,946	$626,970	$507,109
Network development services	3,955	5,935	10,191	14,855

Total operating revenues	264,746	180,881	637,161	521,964

OPERATING EXPENSES:
Rental and management	87,717	59,838	207,285	177,034
Network development services	2,901	5,134	8,434	12,040
Depreciation, amortization and accretion	116,752	81,569	283,507	248,378
Corporate general, administrative and development expense	11,887	6,861	25,303	20,391
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense	6,087	6,517	10,337	15,804

Total operating expenses	225,344	159,919	534,866	473,647

OPERATING INCOME FROM CONTINUING OPERATIONS	39,402	20,962	102,295	48,317

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $373, $373, $1,118 and $1,124 respectively	3,609	3,584	10,691	10,776
Interest income	1,351	1,166	2,858	3,402
Interest expense	(57,651)	(65,631)	(165,410)	(202,809)
Loss on retirement of long-term obligations	(14,420)	(47,951)	(45,850)	(87,392)
Other income (expense)	1,112	(1,176)	622	(2,035)

Total other expense	(65,999)	(110,008)	(197,089)	(278,058)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(26,597)	(89,046)	(94,794)	(229,741)
Income tax benefit	6,646	30,396	14,830	62,683
Minority interest in net earnings of subsidiaries	(128)	(271)	(239)	(2,184)
Loss on equity method investments	(70)	(611)	(2,120)	(1,851)

LOSS FROM CONTINUING OPERATIONS	(20,149)	(59,532)	(82,323)	(171,093)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $389, $318, $1,037, and $1,328, RESPECTIVELY	(721)	(590)	(1,926)	(2,464)

NET LOSS	$(20,870)	$(60,122)	$(84,249)	$(173,557)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.06)	$(0.26)	$(0.31)	$(0.77)
Loss from discontinued operations		(0.01)	(0.01)	(0.01)

NET LOSS PER COMMON SHARE	$(0.06)	$(0.27)	$(0.32)	$(0.78)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	334,141	224,839	265,411	222,948

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(In Thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(84,249)	$(173,557)
Non-cash items reflected in statements of operations, primarily depreciation and amortization	357,597	356,243
Decrease (increase) in assets	4,916	(132)
Decrease in liabilities	(18,060)	(33,391)

Cash provided by operating activities	260,204	149,163

CASH FLOWS (USED FOR) PROVIDED BY INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(59,228)	(28,612)
Payments for acquisitions	(5,668)	(27,843)
Payments for acquisition of Mexico minority interest	(7,270)	(3,947)
Cash acquired from SpectraSite merger, net of transaction costs	34,081
Proceeds from sale of businesses and other long-term assets	3,800	23,499
Deposits, investments and other long-term assets	(1,099)	325
Restricted cash and investments		170,036

Cash (used for) provided by investing activities	(35,384)	133,458

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of notes payable, credit facility and capital leases	(426,450)	(1,523,835)
Proceeds from issuance of debt securities		570,000
Net proceeds from stock options and other	46,037	23,460
Borrowings under credit facility	50,000	700,000
Deferred financing costs and other financing activities	(805)	(30,878)

Cash used for financing activities	(331,218)	(261,253)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(106,398)	21,368
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	215,557	105,465

CASH AND CASH EQUIVALENTS, END OF PERIOD	$109,159	$126,833

CASH PAID FOR INCOME TAXES	$13,952	$1,902

CASH PAID FOR INTEREST	$131,371	$173,718

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock and assumption of options and warrants in connection with the acquisition of SpectraSite net assets	$3,118,393
Issuance of common stock in connection with conversion of 3.25% convertible notes	44,962
Issuance of common stock in connection with the acquisition of Mexico minority interest		$24,773
Capital leases	647	2,996

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.    Description of Business, Basis of Presentation and Accounting Policies

American Tower Corporation and subsidiaries (collectively, the Company) is an independent owner, operator and developer of wireless and broadcast communications sites in the United States, Mexico and Brazil. The Company’s primary business, as discussed in note 7, is the leasing of antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies. The Company also licenses distributed antennae systems within buildings and provides limited network development services that support its rental and management operations and the addition of new tenants on its sites.

On August 8, 2005, the Company completed its merger with SpectraSite, Inc. (SpectraSite) (see note 3). The merger was approved by the Company’s and SpectraSite’s stockholders on August 3, 2005, and the results of operations of SpectraSite have been included in the Company’s accompanying condensed consolidated financial statements for the quarter ended September 30, 2005 as of August 3, 2005.

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K.

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

Loss Per Common Share—Basic and diluted net loss per common share have been computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. For the nine months ended September 30, 2005 and 2004, potential common shares, including shares issuable upon exercise of options and warrants and conversion of the Company’s convertible notes, have been excluded from the computation of diluted loss per common share, as their effect is anti-dilutive. Potential common shares excluded from the calculation of net loss per share were approximately 77.7 million and 71.8 million for the nine months ended September 30, 2005 and 2004, respectively.

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

During the three months ended September 30, 2005, the Company reevaluated the assumptions used to estimate the fair value of stock options issued to employees. As a result, the Company lowered its expected volatility assumption for option grants to approximately 30% and increased the expected life of option grants to 6.25 years using the simplified method permitted by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.” The Company made this change based on a number of factors, including the Company’s execution of its strategic plans to sell non-core businesses, reduce leverage and refinance its debt, and its recent merger with

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

SpectraSite. Management had previously based its volatility assumptions on historical volatility since inception, which included periods when the Company’s capital structure was more highly leveraged than current levels and expected levels for the foreseeable future. Management’s estimate of future volatility is based on its consideration of all available information, including historical volatility, implied volatility of publicly traded options, the Company’s current capital structure and its publicly announced future business plans. For comparative purposes, a 10% change in the volatility assumption would change pro forma stock option expense and pro forma net loss by less than $0.1 million for the three months ended September 30, 2005.

The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 (as amended) to stock-based compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(20,870)	$(60,122)	$(84,249)	$(173,557)
Add: Stock-based employee compensation expense, net of related tax effect, included in net loss as reported	1,129	376	1,789	376
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(6,383)	(3,983)	(16,320)	(16,823)

Pro forma net loss	$(26,124)	$(63,729)	$(98,780)	$(190,004)

Basic and diluted net loss per common share— as reported	$(0.06)	$(0.27)	$(0.32)	$(0.78)
Basic and diluted net loss per common share— pro forma	$(0.08)	$(0.28)	$(0.37)	$(0.85)

Recent Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant date fair value of those awards (with limited exceptions). In April 2005, the SEC adopted a rule that deferred the required effective date for certain public companies, and SFAS No. 123R is now effective as of the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt the modified prospective transition method effective January 1, 2006. The modified prospective method requires stock compensation expense to be recognized based on the requirements of SFAS No. 123R for all share-based payments granted after January 1, 2006 or that remain unvested on this date. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the table above.

Reclassifications—Certain reclassifications have been made to the accompanying 2004 condensed consolidated financial statements and related notes to conform to the 2005 presentation. The Company changed the classification of its changes in restricted cash and investment balances to present such changes as an investing activity in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2004. The Company had previously presented such changes as a financing activity. The change in classification resulted in an increase of $170.0 million in investing cash flows and a corresponding decrease in financing cash flows from the amounts previously reported.

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

3.    Acquisition

Merger with SpectraSite, Inc.—In May 2005, the Company entered into an agreement and plan of merger with SpectraSite, an owner and operator of approximately 7,800 wireless and broadcast towers in the United States. The Company completed the merger in August 2005, and as a result of the merger, increased the size of the Company’s communications site portfolio to over 22,000 sites.

Under the terms of the merger agreement, SpectraSite merged with a wholly owned subsidiary of the Company, and each share of SpectraSite common stock converted into the right to receive 3.575 shares of the Company’s Class A common stock. In August 2005, the Company issued approximately 169.5 million shares of its Class A common stock with respect to shares of SpectraSite common stock outstanding as of the closing of the merger and reserved for issuance approximately 9.9 million and 6.8 million shares of Class A common stock issuable pursuant to SpectraSite options and warrants, respectively, assumed in the merger.

The Company has accounted for the merger under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (SFAS No. 141). Under this method of accounting, assets acquired and liabilities assumed were recorded on the Company’s balance sheet at their estimated fair values as of the date of acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill. The total preliminary purchase price of approximately $3.1 billion includes the fair value of shares of Class A common stock issued, the fair value of SpectraSite options and warrants assumed, and estimated transaction costs, as follows (in thousands):

Total
Issuance of American Tower Class A common stock to SpectraSite stockholders (169.5 million shares at $17.21)	$2,917,539
Fair value of options assumed, net of estimated tax benefit	100,400
Fair value of warrants assumed	100,455
Estimated transaction costs	22,324

Total preliminary purchase price	$3,140,718

The fair value of shares of Class A common stock issued and options and warrants assumed was determined using a value of $17.21 per share, which represents the average closing price of the Class A common stock from the two trading days before, to the two trading days after, the signing of the merger agreement and the public announcement of the merger. The fair value of the SpectraSite options and warrants assumed was calculated using a Black-Scholes valuation model. Of the approximately 9.9 million shares of Class A common stock subject to SpectraSite options assumed in the merger, options to purchase approximately 8.3 million shares were fully vested at closing. The portion of the intrinsic value of the unvested options to purchase approximately 1.6 million shares of Class A common stock related to future service has been allocated to unearned compensation of $4.9 million and is being amortized over the remaining vesting periods, which range from approximately one to two years. Approximately $1.2 million was amortized to merger related expense in the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

accompanying condensed consolidated financial statements for the three months ended September 30, 2005. The purchase price and residual goodwill has also been adjusted to reflect an estimated tax benefit of $23.2 million associated with the post merger exercises of vested options assumed in the merger. Transaction costs include investment banking, legal and accounting fees and other external costs directly related to the merger.

The Company is in the process of obtaining a third-party valuation of SpectraSite’s property, plant and equipment, intangible assets and certain other assets and liabilities. Given the size of the SpectraSite transaction and proximity of closing to September 30, 2005, the values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained and the third-party valuation is finalized. The primary areas of the purchase price allocation which are not yet finalized relate to the fair values of tangible and intangible assets, favorable and unfavorable leasehold interests, unearned revenue, restructuring and merger related costs, deferred income taxes and residual goodwill. Changes to the valuation of these items may result in adjustments to depreciation and amortization and associated income taxes. Goodwill resulting from the merger was assigned to the Company’s rental and management segment. Deferred taxes were recorded for the differing book and tax bases of all SpectraSite assets and liabilities other than goodwill.

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes in connection with the merger (in thousands):

Assets acquired:
Current assets	$70,588
Property and equipment	1,265,575
Intangible assets subject to amortization:
Acquired customer base and network location intangible	1,280,000
Other intangibles	17,300

Total intangible assets	1,297,300

Goodwill	1,505,908
Other long-term assets	62,247
Deferred income taxes	33,521

Total assets acquired	$4,235,139

Liabilities assumed:
Current liabilities	$127,998
Long-term debt, including current portion	702,480
Other long-term liabilities	51,014
Deferred income taxes	217,790

Total liabilities assumed	$1,099,282

Other:
Unearned compensation on unvested options	4,861

Net assets acquired	$3,140,718

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Unaudited Pro Forma Financial Information—The following table presents the unaudited pro forma consolidated results of operations of the Company for the three and nine months ended September 30, 2005 and 2004, respectively, as if the merger with SpectraSite was completed as of January 1, 2005 and 2004, as shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$298,362	$275,417	$867,709	$794,049
Loss from continuing operations	(43,717)	(48,500)	(117,258)	(181,145)
Net loss	(44,323)	(47,898)	(120,644)	(182,885)
Basic and diluted net loss per common share	(0.11)	(0.12)	(0.30)	(0.47)

The pro forma amounts include the historical operating results of the Company and SpectraSite with appropriate adjustments that give effect to depreciation, amortization and accretion, interest expense, amortization of unearned compensation relating to unvested stock options assumed, income taxes, and certain conforming accounting policies of the Company. The pro forma amounts for the three and nine months ended September 30, 2005 contain approximately $20.7 million of merger related costs incurred by SpectraSite prior to the merger. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the acquisition and related transactions had been completed at the beginning of the applicable periods presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods.

4.    Goodwill and Other Intangible Assets

The Company’s net carrying amount of goodwill was approximately $2.1 billion as of September 30, 2005 and $592.7 million as of December 31, 2004, all of which related to its rental and management segment. See note 3 for information related to goodwill and intangible assets acquired in connection with the SpectraSite merger. The following table presents summary information about the Company’s acquired intangible assets subject to amortization (in thousands):

	September 30, 2005	December 31, 2004
Acquired customer base and network location intangibles	$2,670,254	$1,369,607
Deferred financing costs	75,223	89,736
Acquired licenses and other intangibles	51,423	43,404

Total	2,796,900	1,502,747
Less accumulated amortization	(605,509)	(517,444)

Other intangible assets, net	$2,191,391	$985,303

The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization of intangible assets for the three and nine months ended September 30, 2005 was approximately $39.6 million and $90.2 million, respectively (excluding amortization of deferred financing costs, which is included in interest expense). The Company expects to record estimated amortization expense of $138.1 million for the year ended December 31, 2005, and $187.9 million, $182.5 million, $178.6 million, $176.8 million and $174.4 million, respectively, for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively. These amounts are subject to changes in estimates until the allocation of the SpectraSite purchase price is finalized.

5.    Financing Transactions

New Credit Facilities—In October 2005, the Company refinanced the two existing credit facilities of its principal operating subsidiaries, as described in note 11. The Company replaced the existing American Tower

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

$1.1 billion senior secured credit facility with a new $1.3 billion senior secured credit facility and replaced the existing SpectraSite $900.0 million senior secured credit facility with a new $1.15 billion senior secured credit facility. As the new credit facilities extend the maturity dates for all principal payments to October 27, 2010, all of the outstanding credit facility debt as of September 30, 2005 has been included in long-term obligations in the accompanying condensed consolidated balance sheet.

American Tower Credit Facility—In May 2005, the Company amended the American Tower credit facility to replace its $397.0 million Term Loan B due August 31, 2011 with a new $397.0 million Term Loan C due August 31, 2011. The new Term Loan C has substantially the same terms as the previous Term Loan B, except that the interest rate spreads for the existing LIBOR and base rate loans were reduced. During the quarter ended September 30, 2005, the LIBOR and base rate loans were reduced from 1.75% to 1.50% and from 0.75% to 0.50%, respectively. Interest rates for the new Term Loan C are determined at the option of the Company at a margin based on debt ratings at either 1.50% to 1.75% above the LIBOR rate or 0.50% to 0.75% above the defined base rate.

As of September 30, 2005, American Tower had $745.0 million outstanding under its credit facility. Under the terms of the credit facility, American Tower could borrow approximately $331.8 million while remaining in compliance with the applicable covenants as of September 30, 2005.

SpectraSite Credit Facility—In November 2004, SpectraSite Communications, Inc. (SpectraSite Communications), a wholly owned subsidiary of SpectraSite, entered into a $900.0 million senior secured credit facility. In July 2005, SpectraSite Communications entered into an agreement with the lenders to, among other things, allow SpectraSite to complete the merger transaction with American Tower, permit certain American Tower affiliate transactions following consummation of the merger, conform requirements regarding the delivery of interim and ongoing financial statements and the content and deadlines for certain other deliverables to be consistent with the American Tower credit facility, and provide for an increase in the maximum leverage ratio permitted to be maintained by SpectraSite Communications. Information regarding the SpectraSite Communications credit facility and the July 2005 amendment was previously reported by SpectraSite in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

As of September 30, 2005, SpectraSite Communications had $697.0 million principal amount outstanding under its credit facility, net of $3.1 million premium recorded in connection with the fair value purchase price adjustment. Under the terms of the credit facility, SpectraSite Communications could borrow approximately $195.4 million while remaining in compliance with the applicable covenants as of September 30, 2005.

9 3/8% Notes Redemptions—During the nine months ended September 30, 2005, the Company redeemed an aggregate of $274.9 million principal amount of its 9 3/8% senior notes due 2009 (9 3/8% Notes), representing all of its outstanding 9 3/8% Notes. The Company completed partial redemptions of 9 3/8% Notes in January, July and September 2005, pursuant to which it redeemed $133.0 million, $75.0 million and $66.9 million principal amount, respectively, of 9 3/8% Notes in accordance with the terms of the indenture. The total aggregate redemption price for these 9 3/8% Notes redemptions was $288.3 million, plus approximately $9.5 million in accrued interest. In connection with these redemptions, the Company recorded a charge of $18.0 million related to amounts paid in excess of carrying value and write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2005.

ATI 12.25% Notes Repurchases—During the nine months ended September 30, 2005, the Company repurchased a portion of the 12.25% senior subordinated discount notes due 2008 of American Towers, Inc. (ATI), a wholly owned operating subsidiary of the Company (ATI 12.25% Notes), in privately negotiated

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

transactions. The Company repurchased an aggregate of $169.4 million face amount ($107.6 million accreted value, net of $6.8 million fair value allocated to warrants) of ATI 12.25% Notes for approximately $129.3 million in cash. The Company recorded a charge of $24.1 million related to the amounts paid in excess of carrying value and write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2005. As of September 30, 2005, the Company had outstanding $223.5 million accreted value of ATI 12.25% Notes (net of fair value allocated to warrants of $11.4 million).

3.25% Convertible Notes Conversions—During the nine months ended September 30, 2005, holders of an aggregate of $46.1 million principal amount of the Company’s 3.25% convertible notes due August 1, 2010 (3.25% Notes) converted their notes into an aggregate of 3.8 million shares of the Company’s Class A common stock. Pursuant to the terms of the indenture, the holders of the 3.25% Notes received 81.808 shares of the Company’s Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversion, the Company paid such holders an aggregate of $4.0 million, calculated based on the accrued and unpaid interest on the 3.25% Notes and the discounted value of future interest payments on such notes. The Company recorded a charge of $3.8 million related to amounts paid in excess of carrying value, which is reflected in loss on retirement of long-term obligations in the condensed consolidated statement of operations for the nine months ended September 30, 2005. As of September 30, 2005, the Company had outstanding $163.9 million principal amount of the 3.25% Notes.

6.    Merger Related Costs and Restructuring

In connection with the SpectraSite merger, the Company assumed certain obligations related to employee separation costs of former SpectraSite employees. Severance payments made to former SpectraSite employees were subject to plans and agreements established by SpectraSite and assumed by the Company in connection with the merger. These costs were recognized as an assumed liability in the preliminary purchase price allocation. In addition, the Company also incurred certain merger related costs for additional employee retention and separation costs incurred during the three months ended September 30, 2005. The following table displays the activity with respect to this accrued liability for the three months ended September 30, 2005 (in thousands):

	Assumed Merger Liability	Merger Related Expense	Cash Payments	Liability as of September 30, 2005
Employee separations	$20,900	$2,686	$(2,906)	$20,680

The Company expects to pay the majority of these employee separation costs over the next twelve months. As described in note 3, there may be changes in estimates of the assumed liability until the allocation of the SpectraSite purchase price is finalized. This liability is reflected in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

During the nine months ended September 30, 2005, the Company made cash payments against its previous accrued restructuring liability. The following table displays activity with respect to this accrued restructuring liability for the nine months ended September 30, 2005 (in thousands):

	Liability as of January 1, 2005	Restructuring Expense	Cash Payments	Liability as of September 30, 2005
Employee separations	$665	$84	$(443)	$306
Lease terminations and other facility closing costs	431		(238)	193

Total	$1,096	$84	$(681)	$499

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

There were no material changes in estimates related to this accrued restructuring liability during the nine months ended September 30, 2005. The Company expects to pay the balance of these employee separation liabilities through the end of 2005. Additionally, the Company continues to negotiate certain lease terminations associated with this restructuring liability. Such liability is reflected in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

7.    Business Segments

The Company operates in two business segments: rental and management and network development services. The rental and management segment provides for the leasing and subleasing of antenna space on multi-tenant communications towers and other properties and licensing of distributed antennae systems within buildings for a diverse range of customers, primarily in the wireless communication and broadcast industries. The network development services segment offers services activities that support the Company’s rental and management operations and the addition of new tenants on the Company’s towers, including site acquisition, zoning, permitting and structural analysis. SpectraSite’s operations are included in the Company’s rental and management segment.

The accounting policies applied in compiling segment information below are similar to those described in the Company’s 2004 Annual Report on Form 10-K. In evaluating financial performance, management focuses on operating profit (loss), excluding depreciation, amortization and accretion; corporate general, administrative and development expense; and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. This measure of operating profit (loss) is also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), income taxes, minority interest in net earnings of subsidiaries, loss on equity method investments and discontinued operations. For reporting purposes, the rental and management segment includes interest income, TV Azteca, net.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2005 and 2004 is shown in the following tables. The Other column below represents amounts excluded from specific segments, such as depreciation, amortization and accretion; corporate general, administrative and development expense; impairments, net loss on sale of long-lived assets, restructuring and merger related expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense). The Other column also includes corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts not allocated to specific segments, as well as assets held for sale.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Three months ended September 30, (in thousands)	Rental and Management	Services	Other	Total
2005
Revenues	$260,791	$3,955		$264,746
Operating profit (loss)	176,683	1,054	$(204,334)	(26,597)
Assets	7,887,433	20,941	877,285	8,785,659
2004
Revenues	$174,946	$5,935		$180,881
Operating profit (loss)	118,692	801	$(208,539)	(89,046)
Assets	4,111,062	54,370	855,778	5,021,210

Nine months ended September 30, (in thousands)
2005
Revenues	$626,970	$10,191		$637,161
Operating profit (loss)	430,376	1,757	$(526,927)	(94,794)
Assets	7,887,433	20,941	877,285	8,785,659
2004
Revenues	$507,109	$14,855		$521,964
Operating profit (loss)	340,851	2,815	$(573,407)	(229,741)
Assets	4,111,062	54,370	855,778	5,021,210

8.    Discontinued Operations

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

The following table presents summary operating results of the Company’s discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue		$18,307		$60,232

Income (loss) from discontinued operations		1,390		(1,157)
Income tax (provision) benefit on loss from discontinued operations		(487)		405
Net loss on disposal of discontinued operations, net of tax benefit of $389, $805, $1,037 and $923 respectively	$(721)	(1,493)	$(1,926)	(1,712)

Loss from discontinued operations, net	$(721)	$(590)	$(1,926)	$(2,464)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

9.    Commitments and Contingencies

Verestar—Verestar, Inc., a subsidiary of the Company, filed for protection under Chapter 11 of the federal bankruptcy laws on December 22, 2003. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against the Company for breaches by Verestar of those contracts as to which the Company is primarily or secondarily liable as a guarantor. The Company accrued its estimate of costs to settle these obligations as of December 31, 2003 and has adjusted such estimate to reflect actual payments made through September 30, 2005. The liability of $3.2 million as of September 30, 2005 and December 31, 2004 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

In addition, on June 29, 2004, the Bankruptcy Court approved a stipulation between Verestar and the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) that permits the Committee to file claims against the Company and/or its affiliates on behalf of Verestar. In connection therewith, the Committee requested and received authorization from the Bankruptcy Court to take discovery of the Company and certain of Verestar’s officers and directors under Bankruptcy Rule 2004. The Company produced various documents and a limited number of depositions were conducted by the Committee. On July 8, 2005, the Committee filed a complaint in the U.S. District Court for the Southern District of New York against the Company and certain of its and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against the Company. The Company may be obligated or may agree to indemnify certain of these other defendants. The District Court complaint asserts various causes of action against the defendants, including breach of fiduciary duty, conversion, conspiracy, tortious interference with business relations, deepening insolvency, and avoidance and recovery of fraudulent transfers and preferential transfers. The complaint filed in the Bankruptcy Court includes an objection to the Company’s claims against Verestar and seeks to recharacterize and equitably subordinate such claims. In addition, the Committee is seeking substantive consolidation of the Company’s assets and liabilities with Verestar’s assets and liabilities. In connection with such claims, the Committee is seeking unspecified damages of not less than $150.0 million. The outcome of this complex litigation cannot be predicted by the Company with certainty, is dependent upon many factors beyond the Company’s control, and could take several years to resolve. In the opinion of management, the resolution of the claims made against the Company by the Committee will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. Finally, the Company will incur additional costs in connection with its involvement in the Verestar bankruptcy proceedings. Such costs will be recorded as incurred and reflected within discontinued operations in the accompanying condensed consolidated financial statements.

SBC Transactions—SpectraSite Communications entered into an agreement with SBC Communications Inc. (SBC) for the lease or sublease of approximately 2,500 towers from SBC between December 2000 and August 2004. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SpectraSite has the option to purchase the sites subject to the lease or sublease upon their expiration. Each of the towers is assigned into an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by SBC. The aggregate purchase option price for the towers leased and subleased was approximately $275.7 million as of September 30, 2005, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by SpectraSite at the expiration of the lease or sublease, SBC has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the consumer price index.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL to acquire communications towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to 1,776 towers. The Company has the option at the expiration of the sublease period to purchase the tower sites at a purchase price per tower of $27,500 plus interest accrued at 3% per annum. The aggregate purchase option price for the subleased towers was approximately $56.6 million as of September 30, 2005. At ALLTEL’s option, at the expiration of the sublease period the purchase price will be payable in cash or with 769 shares of the Company’s Class A common stock per tower.

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

Build-to-Suit Agreements—As of September 30, 2005, the Company was party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. Under the terms of the agreements, the Company is obligated over a two-year remaining period to construct up to 200 towers in Mexico. During the nine months ended September 30, 2005, the Company completed construction on 116 towers in Mexico pursuant to these build-to-suit agreements for an aggregate cost of approximately $20.8 million.

10.    ATC International Transactions

ATC Mexico Holding—During 2004, the Company repurchased a 12.0% interest in ATC Mexico Holding Corp. (ATC Mexico), the subsidiary through which the Company conducts its Mexico operations, from certain stockholders of ATC Mexico, including J. Michael Gearon, Jr. (Mr. Gearon) and William H. Hess (Mr. Hess), executive officers of the Company. The Company paid 80% of the consideration for their interests in ATC Mexico in April 2004 (for Mr. Gearon) and October 2004 (for Mr. Hess and the other stockholders). Payment of the remaining 20% of the purchase price of $7.3 million, plus interest (for Mr. Gearon), and 218,566 shares of Class A common stock (for Mr. Hess and the other stockholders) was contingent upon ATC Mexico satisfying certain performance criteria. In February 2005, the Company’s Board of Directors determined that the performance criteria had been satisfied and the Company paid to these stockholders the remaining 20% of the purchase price. The Company paid Mr. Gearon $7.7 million in cash and issued to the other stockholders (including Mr. Hess) an aggregate of 159,836 shares of Class A common stock, net of 58,730 shares of Class A common stock retained by the Company to satisfy employee tax withholding obligations. The Company recorded the aggregate purchase price of these shares of $3.9 million in the accompanying condensed consolidated balance sheet as of September 30, 2005. In accordance with SFAS No. 141, the acquisitions have been accounted for under the purchase method of accounting. The purchase prices have been allocated to the net assets acquired (principally intangible assets) and liabilities assumed based on the estimated fair values at the date of acquisition.

ATC South America—During 2004, the Company consummated a previously disclosed arrangement with Mr. Gearon pursuant to which he purchased an equity interest in ATC South America Holding Corp. (ATC South America), the subsidiary through which the Company conducts its Brazilian operations. On March 31, 2004, ATC South America issued to Mr. Gearon stock representing an approximate 1.6% interest for approximately $1.2 million in cash. Pursuant to the arrangement, Mr. Gearon may require the Company to purchase his interest in ATC South America, for its then fair market value, at any time after the earliest to occur of December 31, 2004 or Mr. Gearon’s death or disability, and the Company has the right to purchase Mr. Gearon’s interest in ATC South America, for its then fair market value, at any time after the earliest to occur of December 31, 2005, Mr. Gearon’s death or disability, or the occurrence of either a Gearon Termination Event or a Forfeiture Event

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(each as defined in the Company’s stockholder agreement with Mr. Gearon). In October 2005, Mr. Gearon exercised this option to require the Company to repurchase his interest in ATC South America (see note 11).

As part of Mr. Gearon’s investment, ATC South America’s Board of Directors also approved the formation of the ATC South America Stock Option Plan that provides for the issuance of options to officers, employees, directors and consultants of ATC South America, including Mr. Gearon, to purchase up to an aggregate 10.3% interest in ATC South America. In the first quarter of 2004, ATC South America granted 6,024 options to purchase shares of ATC South America common stock to officers and employees, including Messrs. Gearon and Hess, who received options to purchase shares representing a 6.7% and 1.6% interest, respectively. The exercise price is $1,349 per share, which was the fair market value per share based on an independent appraisal performed at the Company’s request. Options granted vest upon the earliest to occur of (a) the exercise by or on behalf of Mr. Gearon of his right to require the Company to purchase his interest in ATC South America, (b) the exercise by the Company of its right to acquire Mr. Gearon’s interest in ATC South America, or (c) July 1, 2006. These options expire ten years from the date of grant. In October 2005, in connection with the exercise by Mr. Gearon of his option to require the Company to repurchase his interest in ATC South America, all options granted pursuant to the ATC South America Stock Option Plan vested in full and were exercised (see note 11).

11.    Subsequent Events

New Credit Facilities—In October 2005, the Company refinanced the two existing credit facilities of its principal operating subsidiaries. The Company replaced the existing American Tower $1.1 billion senior secured credit facility with a new $1.3 billion senior secured credit facility and replaced the existing SpectraSite $900.0 million senior secured credit facility with a new $1.15 billion senior secured credit facility. As a result of the repayment of the previous credit facilities, the Company expects to record a net loss on retirement of long-term obligations of approximately $10.0 million in the fourth quarter of 2005.

The new American Tower credit facility consists of the following:

•	a $300.0 million revolving credit facility, against which approximately $18.2 million of undrawn letters of credit were outstanding at October 27, 2005, maturing on October 27, 2010;

•	a $750.0 million Term Loan A, which is fully drawn, maturing on October 27, 2010; and

•	a $250.0 million Delayed Draw Term Loan, none of which is drawn, maturing on October 27, 2010.

The borrowers under the American Tower credit facility include ATI, American Tower, L.P., American Tower International, Inc. and American Tower LLC. The Company and the borrowers’ restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrowers and the restricted subsidiaries. At closing, the Company drew down the entire Term Loan A of the American Tower credit facility and used the net proceeds to repay principal and interest on the $745.0 million outstanding under the previous American Tower credit facility.

The new SpectraSite credit facility consists of the following:

•	a $250.0 million revolving credit facility, against which approximately $4.6 million of undrawn letters of credit were outstanding at October 27, 2005, maturing on October 27, 2010;

•	a $700.0 million Term Loan A, which is fully drawn, maturing on October 27, 2010; and

•	a $200.0 million Delayed Draw Term Loan, none of which is drawn, maturing on October 27, 2010.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The borrower under the SpectraSite credit facility is SpectraSite Communications. SpectraSite Communications, its parent company (SpectraSite, LLC), and its restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrower and the restricted subsidiaries. At closing, the Company drew down the entire Term Loan A of the SpectraSite credit facility and used the net proceeds to repay principal and interest on the $697.0 million principal amount outstanding under the previous SpectraSite credit facility.

The revolving credit facility and Delayed Draw Term Loan components of each of the American Tower and SpectraSite credit facilities remained undrawn at closing. Each credit facility provides that the Delayed Draw Term Loan component must be fully drawn no later than October 27, 2006, after which any undrawn commitments will be canceled. Interest rates for the revolving loan and the term loan components of each of the credit facilities are determined at the option of the borrowers under the facility and range between 0.50% and 1.25% above the LIBOR rate for LIBOR based borrowings or between 0.0% and 0.25% above the defined base rate for base rate borrowings, in each case based on the applicable borrowers’ debt ratings. A quarterly commitment fee on the undrawn portion of each credit facility is required, ranging from 0.10% to 0.375% per annum, based on the applicable borrowers’ debt ratings.

The American Tower and SpectraSite credit facilities contain certain financial ratios and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which the borrowers and their restricted subsidiaries must comply. Each credit facility contains the following two financial maintenance tests with which the borrowers under the applicable credit facility must comply:

•	a leverage ratio (Total Debt to Adjusted EBITDA) of not greater than 5.50 to 1.00 for the borrowers and their restricted subsidiaries; and

•	an interest coverage ratio (Adjusted EBITDA to Interest Expense) of not less than 2.50 to 1.00 for the borrowers and their restricted subsidiaries.

Any failure to comply with the financial and operating covenants of the American Tower credit facility or the SpectraSite credit facility would not only prevent the Company from being able to borrow additional funds under the revolving loans, but would constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

Each credit facility has a term of five years and matures on October 27, 2010. All amounts will be due and payable in full at maturity. The credit facilities do not require amortization of payments and may be paid prior to maturity in whole or in part at the borrowers’ option without penalty or premium. The new credit facilities allow the Company to use borrowings for general corporate purposes and, provided certain conditions are met, permit the use of borrowings under the credit facilities and internally generated funds to repurchase the Company’s equity securities and repurchase and refinance other indebtedness without additional lender approval.

ATI 12.25% Notes Repurchases—In November 2005, the Company repurchased a portion of the ATI 12.25% Notes, in privately negotiated transactions. The Company repurchased an aggregate of $32.6 million face amount ($22.5 million accreted value, net of $1.1 million fair value allocated to warrants) of ATI 12.25% Notes for approximately $25.4 million in cash. The Company expects to record a charge of $3.3 million related to the amounts paid in excess of carrying value and write-off of deferred financing fees, in the fourth quarter of 2005. As of November 8, 2005, the Company had outstanding $203.7 million accreted value of ATI 12.25% Notes (net of fair value allocated to warrants of $10.0 million).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Interest Rate Swap Agreements—In October 2005, the Company entered into three interest rate swap agreements to manage exposure to the variability of future cash flows related to certain of its variable rate interest obligations under its new credit facilities. The swaps have an aggregate notional amount of $350.0 million, a weighted average fixed rate of approximately 4.8% and expire in October 2010. The Company has designated these swaps as cash flow hedges.

Stock Repurchase Program—In November 2005, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company intends to repurchase up to $750.0 million of its Class A common stock through December 2006. The Company expects to utilize cash from operations, borrowings under its credit facilities and cash on hand to fund the repurchase program. Under the program, the Company’s management is authorized to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. Additionally, the Company’s Board of Directors has authorized the Company to make purchases under Rule 10b5-1 of the Securities Exchange Act of 1934. The Company expects that it will enter into a Rule 10b5-1 trading plan with a broker, which will allow the Company to repurchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The program may be discontinued at any time.

ATC South America—In October 2005, Mr. Gearon exercised his previously disclosed right to require the Company to purchase his 1.6% interest in ATC South America. Giving effect to the October 2005 exercise of options described below, the Company owns an 88% interest in ATC South America. The purchase price for Mr. Gearon’s interest in ATC South America is subject to review by an independent financial advisor, and is payable in cash or shares of the Company’s Class A common stock, at the Company’s option. The remaining 10.3% interest in ATC South America was reserved for issuance upon exercise of options granted to certain employees under the ATC South America Stock Option Plan, including Messrs. Gearon and Hess. These options became exercisable upon the exercise of Mr. Gearon’s put right, and were exercised in October 2005. The employees holding these shares also may require the Company to purchase their interests in ATC South America six months following their issuance, which date will occur in April 2006. As a result of exercises of options granted pursuant to the ATC South America Stock Option Plan, Mr. Gearon owns an 8.2% interest in ATC South America and Mr. Hess owns a 1.6% interest in ATC South America.

12.    Subsidiary Guarantees

ATI’s payment obligations under the ATI 12.25% Notes and the ATI 7.25% senior subordinated notes due 2011 (the ATI 7.25% Notes, and collectively with the ATI 12.25% Notes, the ATI Notes) are fully and unconditionally guaranteed on joint and several bases by the Company (ATI’s parent) and substantially all of the wholly owned domestic subsidiaries of ATI and the Company, other than SpectraSite and its subsidiaries (collectively Restricted Guarantors). The ATI Notes and the subsidiary guarantees under the ATI Notes are subordinated to all indebtedness under the American Tower credit facility.

The following condensed consolidating financial data illustrates the composition of the Company, ATI, the combined guarantor subsidiaries under the ATI Notes and the non-guarantor subsidiaries. As SpectraSite is not a Restricted Guarantor under the ATI Notes, financial data for SpectraSite and its subsidiaries is included with the information for the non-guarantor subsidiaries. These statements have been prepared in accordance with the rules and requirements of the SEC and the requirements contained in the ATI Notes indentures. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the guarantors. No single guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the subsidiary guarantee other than its subordination to the American Tower credit facility.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Investments in subsidiaries are accounted for by the Company under the equity method for purposes of the supplemental consolidating presentation. In addition, ATI and the guarantor subsidiaries account for their subsidiaries that are not guarantors under the equity method. (Earnings) losses of subsidiaries accounted for under the equity method are therefore reflected in their parents’ investment accounts. In addition, for presentation purposes, the Company has reflected its net deferred tax asset in the Company’s parent column in the following condensed consolidating financial data. Intercompany receivables and payables related to deferred taxes are reflected in “investments in and advances to subsidiaries” in the following condensed consolidating financial data. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2005

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$51,465	$23,164	$150	$34,380		$109,159
Accounts receivable, net		18,433	1,369	17,751		37,553
Prepaid & other current assets	4,057	22,659	165	39,249	$(12,264)	53,866
Deferred income taxes	6,090			33,521		39,611
Assets held for sale			3,389			3,389

Total current assets	61,612	64,256	5,073	124,901	(12,264)	243,578

PROPERTY AND EQUIPMENT, NET		1,850,697	17,041	1,536,651		3,404,389
INTANGIBLE ASSETS, NET	27,255	1,319,307	9,811	2,933,890		4,290,263
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	5,430,797	24,790	493,568		(5,949,155)
OTHER LONG-TERM ASSETS	694,649	184,020		(31,240)		847,429

TOTAL	$6,214,313	$3,443,070	$525,493	$4,564,202	$(5,961,419)	$8,785,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$60,129	$104,668	$401	$83,219	$(12,264)	$236,153
Current portion of long-term obligations	47	950		1,244		2,241
Other current liabilities		31,427		43,420		74,847

Total current liabilities	60,176	137,045	401	127,883	(12,264)	313,241

LONG-TERM OBLIGATIONS	1,510,788	1,392,162		734,966		3,637,916
OTHER LONG-TERM LIABILITIES	1,274	125,711	98	63,089		190,172

Total liabilities	1,572,238	1,654,918	499	925,938	(12,264)	4,141,329

MINORITY INTEREST IN SUBSIDIARIES				5,916		5,916

STOCKHOLDERS’ EQUITY
Common Stock	4,110					4,110
Additional paid-in capital	7,265,983	3,194,622	436,804	4,044,107	(7,675,533)	7,265,983
Accumulated (deficit) earnings	(2,623,652)	(1,406,470)	88,190	(408,098)	1,726,378	(2,623,652)
Unearned compensation				(3,661)		(3,661)
Treasury stock	(4,366)					(4,366)

Total stockholders’ equity	4,642,075	1,788,152	524,994	3,632,348	(5,949,155)	4,638,414

TOTAL	$6,214,313	$3,443,070	$525,493	$4,564,202	$(5,961,419)	$8,785,659

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$154,486	$1,428	$108,832		$264,746
Operating expenses		134,372	794	90,178		225,344

Operating income from continuing operations		20,114	634	18,654		39,402

Other income (expense):
Interest income, TV Azteca, net				3,609		3,609
Interest income	$504	341		506		1,351
Interest expense	(23,680)	(27,624)	(2)	(6,345)		(57,651)
Other expense	(12,571)	(1,838)		1,101		(13,308)
Equity in income (loss) of subsidiaries, net of income taxes recorded at the subsidiary level	4,199	1,027	14,986		(20,212)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(31,548)	(7,980)	15,618	17,525	(20,212)	(26,597)
Income tax benefit (provision)	11,180	(160)	77	(4,451)		6,646
Minority interest in net earnings of subsidiaries				(128)		(128)
Loss on equity method investments		(70)				(70)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(20,368)	(8,210)	15,695	12,946	(20,212)	(20,149)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT	(502)	(219)				(721)

NET (LOSS) INCOME	$(20,870)	$(8,429)	$15,695	$12,946	$(20,212)	$(20,870)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$449,779	$4,594	$182,788		$637,161
Operating expenses		391,678	2,885	140,303		534,866

Operating income from continuing operations		58,101	1,709	42,485		102,295
Other income (expense):
Interest income, TV Azteca, net				10,691		10,691
Interest income	$1,016	951		891		2,858
Interest expense	(74,954)	(83,330)	(5)	(7,121)		(165,410)
Other expense	(21,737)	(23,574)		83		(45,228)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(19,636)	2,237	38,977		$(21,578)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(115,311)	(45,615)	40,681	47,029	(21,578)	(94,794)
Income tax benefit (provision)	32,155	(9,003)	321	(8,643)		14,830
Minority interest in net earnings of subsidiaries				(239)		(239)
Loss on equity method investments		(2,120)				(2,120)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(83,156)	(56,738)	41,002	38,147	(21,578)	(82,323)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT	(1,093)	(833)				(1,926)

NET (LOSS) INCOME	$(84,249)	$(57,571)	$41,002	$38,147	$(21,578)	$(84,249)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(80,698)	$263,264	$1,674	$75,964	$260,204

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(25,468)	(57)	(33,703)	(59,228)
Payments for acquisitions		(2,100)		(10,838)	(12,938)
Cash acquired from Spectrasite merger, net of transaction costs	(4,964)			39,045	34,081
Proceeds from sale of businesses and other long-term assets		3,800			3,800
Deposits, investments and other long-term assets		(718)	25	(406)	(1,099)

Cash used for investing activities	(4,964)	(24,486)	(32)	(5,902)	(35,384)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of notes payable, credit facilities and capital leases	(292,139)	(132,818)		(1,493)	(426,450)
Net proceeds from stock options and other	46,037				46,037
Borrowings under credit facility		50,000			50,000
Deferred financing costs and other financing activities	(331)	(474)			(805)
Investments in and advances from (to) subsidiaries	190,077	(138,496)	(1,799)	(49,782)

Cash used for financing activities	(56,356)	(221,788)	(1,799)	(51,275)	(331,218)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(142,018)	16,990	(157)	18,787	(106,398)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	193,483	6,174	307	15,593	215,557

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,465	$23,164	$150	$34,380	$109,159

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$143,417	$4,390	$33,074		$180,881
Operating expenses		131,948	4,045	23,926		159,919

Operating income from continuing operations		11,469	345	9,148		20,962

Other income (expense):
Interest income, TV Azteca, net				3,584		3,584
Interest income	$838	162		166		1,166
Interest expense	(34,175)	(31,188)	(1)	(267)		(65,631)
Other (expense) income	(32,060)	(17,594)	(4)	531		(49,127)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(14,247)	421	12,974		$852

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(79,644)	(36,730)	13,314	13,162	852	(89,046)
Income tax benefit (provision)	18,222	11,763	(93)	504		30,396
Minority interest in net earnings of subsidiaries				(271)		(271)
Loss on equity method investments		(611)				(611)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(61,422)	(25,578)	13,221	13,395	852	(59,532)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	1,300	(1,890)				(590)

NET (LOSS) INCOME	$(60,122)	$(27,468)	$13,221	$13,395	$852	$(60,122)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$419,001	$9,146	$93,817		$521,964
Operating expenses		395,479	8,447	69,721		473,647

Operating income from continuing operations		23,522	699	24,096		48,317

Other income (expense):
Interest income, TV Azteca, net				10,776		10,776
Interest income	$1,396	1,459		547		3,402
Interest expense	(104,550)	(97,186)	(3)	(1,070)		(202,809)
Other expense	(40,501)	(48,614)	(6)	(306)		(89,427)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(65,767)	1,341	28,202		$36,224

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(209,422)	(119,478)	28,892	34,043	36,224	(229,741)
Income tax benefit (provision)	34,565	30,600	(166)	(2,316)		62,683
Minority interest in net earnings of subsidiaries				(2,184)		(2,184)
Loss on equity method investments		(1,851)				(1,851)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(174,857)	(90,729)	28,726	29,543	36,224	(171,093)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	1,300	(3,007)	(757)			(2,464)

NET (LOSS) INCOME	$(173,557)	$(93,736)	$27,969	$29,543	$36,224	$(173,557)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(134,895)	$212,873	$(297)	$71,482	$149,163

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(18,586)	(1,171)	(8,855)	(28,612)
Payments for acquisitions		(4,794)		(26,996)	(31,790)
Proceeds from sale of businesses and other long-term assets		15,655	3,683	4,161	23,499
Deposits, investments and other		813	25	(513)	325
Restricted cash and investments	120,915	49,121			170,036

Cash provided by (used for) investing activities	120,915	42,209	2,537	(32,203)	133,458

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of debt securities	570,000				570,000
Borrowings under credit facilities		700,000			700,000
Repayment of notes payable, credit facilities and capital leases	(680,054)	(843,274)		(507)	(1,523,835)
Deferred financing costs and other financing activities	(4,197)	(3,221)			(7,418)
Investment in and advances from (to) subsidiaries	183,590	(137,181)	(2,498)	(43,911)

Cash provided by (used for) financing activities	69,339	(283,676)	(2,498)	(44,418)	(261,253)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,359	(28,594)	(258)	(5,139)	21,368
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,917	61,809	836	28,903	105,465

CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,276	$33,215	$578	$23,764	$126,833

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

Overview

We are a leading wireless and broadcast communications infrastructure company with a portfolio of over 22,000 communications sites. Our portfolio includes approximately 20,000 owned tower sites in the United States and over 2,500 owned tower sites in Mexico and Brazil. In addition, we operate in-building systems and manage approximately 2,000 revenue producing rooftop and tower sites for third parties in the United States. Our primary business is leasing antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies. We operate the largest independent portfolio of wireless communications and broadcast towers in the United States and Mexico, based on number of towers and revenue.

Our communications site portfolio provides us with a recurring base of leasing revenues from our existing customers and growth potential due to the capacity to add more tenants and equipment to these sites. Our broad network of sites enables us to address the needs of wireless service providers on a national basis. We also offer limited services that directly support our rental and management operations and the addition of new tenants on our sites. We intend to capitalize on the continuing increase in the use of wireless communication services by actively marketing space available for leasing on our existing sites and selectively developing or acquiring new sites that meet our return on investment criteria.

On August 8, 2005, we completed our merger with SpectraSite, an owner and operator of approximately 7,800 wireless and broadcast towers and in-building systems in the United States. Under the terms of the merger agreement, each share of SpectraSite common stock was converted into the right to receive 3.575 shares of our Class A common stock. We issued approximately 169.5 million shares of Class A common stock with respect to shares of SpectraSite common stock outstanding as of the closing of the merger and reserved for issuance up to approximately 16.7 million shares issuable pursuant to SpectraSite options and warrants outstanding as of the closing of the merger (see note 3 to our condensed consolidated financial statements). The merger was approved by our and SpectraSite’s stockholders on August 3, 2005, and the results of operations of SpectraSite have been included in our consolidated results of operations for the quarter ended September 30, 2005, as of August 3, 2005. During the period August 3, 2005 through September 30, 2005, SpectraSite generated total revenues of $67.4 million and operating profit of $40.6 million.

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

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment operating profit (loss) as a means to measure operating performance in these business segments. We define segment operating profit (loss) as segment revenues less segment operating expenses excluding depreciation, amortization and accretion; corporate general, administrative and development expense; and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. Segment operating profit (loss) for the rental and management segment also includes interest income, TV Azteca, net (see note 7 to our condensed consolidated financial statements). In accordance with generally accepted accounting principles, our accompanying condensed consolidated statements of operations for periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been adjusted to reflect certain businesses as discontinued operations (see note 8 to our condensed consolidated financial statements).

Results of Operations

Three Months Ended September 30, 2005 and 2004 (dollars in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2005	2004
REVENUES:
Rental and management	$260,791	$174,946	$85,845	49%
Network development services	3,955	5,935	(1,980)	(33)

Total revenues	264,746	180,881	83,865	46

OPERATING EXPENSES:
Rental and management	87,717	59,838	27,879	47
Network development services	2,901	5,134	(2,233)	(43)
Depreciation, amortization and accretion	116,752	81,569	35,183	43
Corporate general, administrative and development expense	11,887	6,861	5,026	73
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense	6,087	6,517	(430)	(7)

Total operating expenses	225,344	159,919	65,425	41

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	3,609	3,584	25	1
Interest income	1,351	1,166	185	16
Interest expense	(57,651)	(65,631)	(7,980)	(12)
Loss on retirement of long-term obligations	(14,420)	(47,951)	(33,531)	(70)
Other income (expense)	1,112	(1,176)	2,288	195
Income tax benefit	6,646	30,396	(23,750)	(78)
Minority interest in net earnings of subsidiaries	(128)	(271)	(143)	(53)
Loss on equity method investments	(70)	(611)	(541)	(89)
Loss from discontinued operations, net	(721)	(590)	131	22

Net loss	$(20,870)	$(60,122)	$(39,252)	(65)%

Total Revenues

Total revenues for the three months ended September 30, 2005 were $264.7 million, an increase of $83.9 million from the three months ended September 30, 2004. Approximately $67.4 million of the increase was attributable to revenues generated by SpectraSite. The balance of the increase resulted from an increase in other rental and management revenue of $18.4 million, partially offset by a decrease in network development services revenue of $2.0 million.

Rental and Management Revenue

Rental and management revenue for the three months ended September 30, 2005 was $260.8 million, an increase of $85.8 million from the three months ended September 30, 2004. Approximately $67.4 million of the increase was attributable to revenues generated by SpectraSite. The balance of the increase resulted primarily from adding additional wireless and broadcast tenants to towers that existed as of July 1, 2004 and, to a lesser extent, from revenue generated on the approximately 320 towers acquired and/or constructed subsequent to July 1, 2004 other than in connection with the SpectraSite merger, and the impact of favorable currency exchange rates. We believe that our rental and management revenue will grow as we continue to utilize existing tower capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless and broadcast service providers.

Network Development Services Revenue

Network development services revenue for the three months ended September 30, 2005 was $4.0 million, a decrease of $2.0 million from the three months ended September 30, 2004. The decrease in revenue was primarily a result of a decline in revenues generated by site acquisition, zoning and permitting services.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the three months ended September 30, 2005 was $116.8 million, an increase of $35.2 million from the three months ended September 30, 2004. The increase was attributable to approximately $32.2 million of depreciation, amortization and accretion expense related to long-lived assets acquired in connection with the SpectraSite merger. The balance of the increase was attributable to $3.0 million of depreciation, amortization and accretion expense from other long-lived assets.

Corporate General, Administrative and Development Expense

Corporate general, administrative and development expense for the three months ended September 30, 2005 was $11.9 million, an increase of $5.0 million from the three months ended September 30, 2004. Approximately $3.3 million of the increase was attributable to corporate general and administrative expense incurred by SpectraSite, with the balance of the increase primarily attributable to employee bonuses paid in connection with the closing of the SpectraSite merger.

Impairments, Net Loss on Sale of Long-lived Assets, Restructuring and Merger Related Expense

Impairments, net loss on sale of long-lived assets, restructuring and merger related expense for the three months ended September 30, 2005 was $6.1 million, a decrease of $0.4 million from the three months ended September 30, 2004. The decrease was due to a decline in impairments and losses on sales of long-lived tower and other non-core assets. The decrease was offset by merger related expense of $4.2 million, including employee separation costs of $1.8 million, non-cash charges from the amortization of unearned compensation relating to unvested stock options assumed of $1.2 million and other employee stock option charges of $1.2 million.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2005 were $225.3 million, an increase of $65.4 million from the three months ended September 30, 2004. The increase was attributable to an increase in depreciation, amortization and accretion expense of $35.2 million, an increase in expenses within our rental and management segment of $27.9 million and an increase in corporate general and administrative expense of $5.0 million. These increases were offset by a decrease in impairments, net loss on sale of long-lived assets, restructuring and merger related expense of $0.4 million and a decrease in expenses within our network and development services segment of $2.2 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the three months ended September 30, 2005 was $87.7 million, an increase of $27.9 million from the three months ended September 30, 2004. Approximately $26.8 million of the increase was attributable to expenses incurred by SpectraSite. The balance of the increase resulted primarily from an increase in expenses related to the approximately 320 towers we have acquired and/or constructed since July 1, 2004 other than in connection with the SpectraSite merger, due to their inclusion in our results for a full quarter in 2005. This increase was partially offset by a reduction in expenses related to the towers in our portfolio as of July 1, 2004.

Rental and management segment profit for the three months ended September 30, 2005 was $176.7 million, an increase of $58.0 million from the three months ended September 30, 2004. Approximately $40.6 million of the increase was attributable to rental and management segment profit generated by SpectraSite. The balance of the increase resulted primarily from additional revenue from adding tenants to towers that existed as of July 1, 2004, revenue generated on the approximately 320 towers acquired and/or constructed subsequent to July 1, 2004 other than in connection with the SpectraSite merger, and the impact of favorable currency exchange rates.

Interest Expense

Interest expense for the three months ended September 30, 2005 was $57.7 million, a decrease of $8.0 million from the three months ended September 30, 2004. The decrease resulted primarily from the redemption of all of our outstanding 9 3/8% senior notes due 2009 (9 3/8% Notes) and repurchases of our ATI 12.25% senior subordinated discount notes due 2008 (ATI 12.25% Notes). This decrease was partially offset by higher interest expense on the existing American Tower credit facility, additional interest incurred related to the issuance of our 3.00% convertible notes due August 15, 2012 (3.00% Notes) in August 2004 and 7.125% senior notes due 2012 (7.125% Notes) subsequent to September 30, 2004 and approximately $6.0 million of interest expense incurred on the debt assumed in the SpectraSite merger.

Loss on Retirement of Long-Term Obligations

During the three months ended September 30, 2005, we redeemed $141.9 million of our 9 3/8% Notes for $148.5 million in cash, plus $4.2 million in accrued interest. In addition, we repurchased, $15.0 million face amount of our ATI 12.25% Notes ($9.9 million accreted value, net of $0.5 million fair value discount allocated to warrants) for $11.6 million in cash and converted $46.1 million principal amount of our 3.25% convertible notes due August 1, 2010 (3.25% Notes) in exchange for $4.0 million in cash and the issuance of 3.8 million shares of Class A common stock. As a result of these transactions, we recorded a $14.4 million charge related to the write-off of deferred financing fees and amounts paid in excess of the carrying value of the notes.

During the three months ended September 30, 2004, we repurchased or redeemed a total of $441.4 million of debt securities, consisting of $84.1 million face amount of our ATI 12.25% Notes ($48.2 million accreted value, net of $4.0 million fair value discount allocated to warrants) for $62.6 million in cash and $357.3 million principal amount of our 9 3/8% Notes for $382.6 million in cash. As a result of these transactions, we recorded a $48.0 million charge related to the write-off of deferred financing fees and amounts paid in excess of the carrying value of the notes.

Other Income

Other income for the three months ended September 30, 2005 was $1.1 million, an increase of $2.3 million from the three months ended September 30, 2004. The increase was primarily attributable to approximately $0.9 million of other income generated on interest rate swap agreements assumed in the SpectraSite merger, offset by a non-recurring expense in the three months ended September 30, 2004.

Income Tax Benefit

The income tax benefit for the three months ended September 30, 2005 was $6.6 million, a decrease of $23.8 million from the three months ended September 30, 2004. The effective tax rate was 25.0% for the three months ended September 30, 2005, as compared to 34.1% for the three months ended September 30, 2004. The effective tax rate on loss from continuing operations for the three months ended September 30, 2005 and 2004 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses, foreign items, certain acquisition-related non-deductible compensation and non-deductible note conversion expenses. The decrease in the effective rate from 2004 to 2005 is attributed to an increase in foreign items, certain acquisition-related non-deductible compensation and non-deductible note conversion expenses and the decline in our projected annual net loss.

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At September 30, 2005, we have provided a valuation allowance of approximately $418.4 million, including approximately $239.4 million attributable to SpectraSite, primarily relating to net operating loss and capital loss carryforwards. The balance of the valuation allowance primarily relates to net state deferred tax assets, capital loss carryforwards, certain foreign items and the lost tax benefit and costs associated with our tax refund claims. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims as discussed below and most of our federal net operating loss carryforwards, as management believes that we will be successful with our tax refund claims and will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

In June 2003, we filed an income tax refund claim with the Internal Revenue Service (IRS) related to carrying back net operating losses that we generated in 1998, 1999 and 2001. We filed a similar claim in October 2003 with respect to net operating losses generated in 2002. In total, we carried back $380.0 million in federal net operating losses generated prior to 2003. We anticipate receiving a refund of up to $90.0 million as a result of these claims, which will monetize a portion of our deferred tax asset. We estimate recovery of these amounts within three years of the dates the claims were filed with the IRS. There can be no assurances, however, with respect to the specific amount and timing of the refund, as the refund claims are currently under examination by the IRS. If the IRS challenges our claims, it could seek to reduce our refund. If our refund is reduced, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

We intend to recover a portion of our deferred tax asset through our tax refund claims discussed above. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets as of September 30, 2005 will be dependent upon our ability to generate approximately $1.1 billion in taxable income from October 1, 2005 to December 31, 2024. If we are unable to generate sufficient taxable income in the future, or carry back losses, as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

Depending on the resolution of the Verestar bankruptcy proceedings described in note 9 to our accompanying condensed consolidated financial statements, we may be entitled to a worthless stock or bad debt deduction for our investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

Nine Months Ended September 30, 2005 and 2004 (dollars in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2005	2004
REVENUES:
Rental and management	$626,970	$507,109	$119,861	24%
Network development services	10,191	14,855	(4,664)	(31)

Total revenues	637,161	521,964	115,197	22

OPERATING EXPENSES:
Rental and management	207,285	177,034	30,251	17
Network development services	8,434	12,040	(3,606)	(30)
Depreciation, amortization and accretion	283,507	248,378	35,129	14
Corporate general, administrative and development expense	25,303	20,391	4,912	24
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense	10,337	15,804	(5,467)	(35)

Total operating expense	534,866	473,647	61,219	13

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	10,691	10,776	(85)	(1)
Interest income	2,858	3,402	(544)	(16)
Interest expense	(165,410)	(202,809)	(37,399)	(18)
Loss on retirement of long-term obligations	(45,850)	(87,392)	(41,542)	(48)
Other income (expense)	622	(2,035)	2,657	131
Income tax benefit	14,830	62,683	(47,853)	(76)
Minority interest in net earnings of subsidiaries	(239)	(2,184)	(1,945)	(89)
Loss on equity method investments	(2,120)	(1,851)	269	15
Loss from discontinued operations, net	(1,926)	(2,464)	(538)	(22)

Net loss	$(84,249)	$(173,557)	$(89,308)	(51)%

Total Revenues

Total revenues for the nine months ended September 30, 2005 were $637.2 million, an increase of $115.2 million from the nine months ended September 30, 2004. Approximately $67.4 million of the increase was attributable to revenues generated by SpectraSite. The balance of the increase resulted from an increase in other rental and management revenues of $52.5 million, partially offset by a decrease in network development services revenue of $4.7 million.

Rental and Management Revenue

Rental and management revenue for the nine months ended September 30, 2005 was $627.0 million, an increase of $119.9 million from the nine months ended September 30, 2004. Approximately $67.4 million of the increase was attributable to revenues generated by SpectraSite. The balance of the increase resulted primarily from adding additional wireless and broadcast tenants to towers that existed as of January 1, 2004 and, to a lesser extent, from revenue generated on the approximately 490 towers acquired and/or constructed subsequent to January 1, 2004 other than in connection with the SpectraSite merger, and the impact of favorable currency exchange rates. This increase was partially offset by a reduction in revenue on the approximately 110 owned towers sold or disposed of subsequent to January 1, 2004. We believe that our rental and management revenue will grow as we continue to utilize existing tower capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless and broadcast service providers.

Network Development Services Revenue

Network development services revenue for the nine months ended September 30, 2005 was $10.2 million, a decrease of $4.7 million from the nine months ended September 30, 2004. The decrease in revenue was primarily a result of a decline in revenues on a long-term construction contract completed during the nine months ended September 30, 2005 and a decline in revenues generated by site acquisition, zoning and permitting services.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the nine months ended September 30, 2005 was $283.5 million, an increase of $35.1 million from the nine months ended September 30, 2004. The increase was attributable to approximately $32.2 million of depreciation, amortization and accretion expense related to long-lived assets acquired in connection with the SpectraSite merger. The balance of the increase was attributable to $2.9 million of depreciation, amortization and accretion expense from other long-lived assets.

Corporate General, Administrative and Development Expense

Corporate general, administrative and development expense for the nine months ended September 30, 2005 was $25.3 million, an increase of $4.9 million from the nine months ended September 30, 2004. Approximately $3.3 million of the increase was attributable to corporate general and administrative expense incurred by SpectraSite, with the balance of the increase primarily attributable to employee bonuses paid in connection with the closing of the SpectraSite merger.

Impairments, Net Loss on Sale of Long-lived Assets, Restructuring and Merger Related Expense

Impairments, net loss on sale of long-lived assets, restructuring and merger related expense for the nine months ended September 30, 2005 was $10.3 million, a decrease of $5.5 million from the nine months ended September 30, 2004. The decrease was due to a decline in impairments and losses on sales of long-lived tower and other non-core assets. The decrease was offset by merger related expense of $4.2 million in connection with the SpectraSite merger, including employee separation costs of $1.8 million, non-cash charges from the amortization of unearned compensation relating to unvested stock options assumed of $1.2 million and other employee stock option charges of $1.2 million.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2005 were $534.9 million, an increase of $61.2 million from the three months ended September 30, 2004. The increase was attributable to an increase in depreciation, amortization and accretion expense of $35.1 million, an increase in expenses within our rental and management segment of $30.3 million and an increase in corporate general and administrative expense of $4.9 million. These increases were offset by a decrease in impairments, net loss on sale of long-lived assets, restructuring and merger related expense of $5.5 million and a decrease in expenses within our network and development services segment of $3.6 million.

Rental and Management Expense/Segment Profit

Rental and management expense for the nine months ended September 30, 2005 was $207.3 million, an increase of $30.3 million from the nine months ended September 30, 2004. Approximately $26.8 million of the increase was attributable to expenses incurred by SpectraSite. The balance of the increase resulted primarily from an increase in expenses related to the approximately 490 towers we have acquired and/or constructed since January 1, 2004 other than in connection with the SpectraSite merger, due to their inclusion in our results for a full nine months in 2005. This increase was partially offset by a reduction in expenses related to the towers in our portfolio as of January 1, 2004.

Rental and management segment profit for the nine months ended September 30, 2005 was $430.4 million, an increase of $89.5 million from the nine months ended September 30, 2004. Approximately $40.6 million of the increase was attributable to rental and management segment profit generated by SpectraSite. The balance of the increase resulted primarily from additional revenue from adding tenants to towers that existed as of January 1, 2004 and revenue generated on the 490 towers acquired and/or constructed subsequent to January 1, 2004 other than in connection with the SpectraSite merger, and the impact of favorable currency exchange rates. This increase was partially offset by a reduction in revenue on the approximately 110 owned towers sold or disposed of subsequent to January 1, 2004.

Network Development Services Expense

Network development services expense for the nine months ended September 30, 2005 was $8.4 million, a decrease of $3.6 million from the nine months ended September 30, 2004. The majority of the decrease correlates directly to the decline in services performed as noted above.

Interest Expense

Interest expense for the nine months ended September 30, 2005 was $165.4 million, a decrease of $37.4 million from the nine months ended September 30, 2004. The decrease resulted primarily from the redemption of all of our outstanding 9 3/8% Notes and repurchases of our ATI 12.25% Notes. This decrease was partially offset by higher interest expense on the existing American Tower credit facility, our 7.50% senior notes due 2012 (7.50% Notes) issued in February 2004 and additional interest incurred related to the issuance of our 3.00% Notes in August 2004 and 7.125% Notes subsequent to September 30, 2004 and approximately $6.0 million of interest expense incurred on the debt assumed in the SpectraSite merger.

Loss on Retirement of Long-Term Obligations

During the nine months ended September 30, 2005, we redeemed $274.9 million of our 9 3/8% Notes for $288.3 million in cash, plus $9.5 million in accrued interest. In addition, we repurchased $169.4 million face amount of our ATI 12.25% Notes ($107.6 million accreted value, net of $6.8 million fair value discount allocated to warrants) for $129.3 million in cash and converted $46.1 million principal amount of our 3.25% Notes in exchange for $4.0 million in cash and the issuance of 3.8 million shares of Class A common stock. As a result of these transactions, we recorded a $45.9 million charge related to the write-off of deferred financing fees and amounts paid in excess of the carrying value of the notes.

During the nine months ended September 30, 2004, we refinanced our previous credit facility and recorded a charge of $11.7 million related to the write-off of deferred financing fees. We also repurchased or redeemed a total of $834.6 million of debt securities, consisting of $212.7 million principal amount of our 6.25% convertible notes for $217.2 million in cash, $73.7 million principal amount of our 5.0% convertible notes for $73.3 million in cash, $363.9 million principal amount of our 9 3/8% Notes for $389.6 million in cash, and $184.2 million face amount of our ATI 12.25% Notes ($104.6 million accreted value, net of $9.0 million fair value discount allocated to warrants) for $136.2 million in cash. In addition, we made a voluntary repayment of $21.0 million of term loans under our previous credit facility. As a result of these transactions, we recorded an aggregate charge of $75.7 million related to amounts paid in excess of or below carrying value and the write-off of deferred financing fees.

Other Income

Other income for the nine months ended September 30, 2005 was $0.6 million, an increase of $2.7 million from the nine months ended September 30, 2004. The increase was attributable to approximately $0.9 million of other income generated on interest rate swap agreements assumed in the SpectraSite merger, offset primarily by non-recurring expenses in the nine months ended September 30, 2004.

Income Tax Benefit

The income tax benefit for the nine months ended September 30, 2005 was $14.8 million, a decrease of $47.9 million from the nine months ended September 30, 2004. The effective tax rate was 15.6% for the nine months ended September 30, 2005, as compared to 27.3% for the nine months ended September 30, 2004. The effective tax rate on loss from continuing operations for the nine months ended September 30, 2005 and 2004 differs from the federal statutory rate due primarily to valuation allowances related to our capital losses, foreign items, certain acquisition-related non-deductible compensation, and non-deductible note conversion expenses. The decrease in the effective rate from 2004 to 2005 is attributed to an increase in foreign items, certain acquisition-related non-deductible compensation, and non-deductible note conversion expenses and the decline in our projected annual net loss.

SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At September 30, 2005, we have provided a valuation allowance of approximately $418.4 million, including approximately $239.4 million attributable to SpectraSite, primarily relating to net operating loss and capital loss carryforwards. The balance of the valuation allowance primarily relates to net state deferred tax assets, capital loss carryforwards, certain foreign items and the lost tax benefit and costs associated with our tax refund claims. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our tax refund claims as discussed below and most of our federal net operating loss carryforwards, as management believes that we will be successful with our tax refund claims and will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

In June 2003, we filed an income tax refund claim with the IRS related to carrying back net operating losses that we generated in 1998, 1999 and 2001. We filed a similar claim in October 2003 with respect to net operating losses generated in 2002. In total, we carried back $380.0 million in federal net operating losses generated prior to 2003. We anticipate receiving a refund of up to $90.0 million as a result of these claims, which will monetize a portion of our deferred tax asset. We estimate recovery of these amounts within three years of the dates the claims were filed with the IRS. There can be no assurances, however, with respect to the specific amount and timing of the refund, as the refund claims are currently under examination by the IRS. If the IRS challenges our claims, it could seek to reduce our refund. If our refund is reduced, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

We intend to recover a portion of our deferred tax asset through our tax refund claims discussed above. The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets as of September 30, 2005 will be dependent upon our ability to generate approximately $1.1 billion in taxable income from October 1, 2005 to December 31, 2024. If we are unable to generate sufficient taxable income in the future, or carry back losses, as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

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

Minority Interest in Net Earnings of Subsidiaries

Minority interest in net earnings of subsidiaries for the nine months ended September 30, 2005 was $0.2 million, a decrease of $1.9 million from the nine months ended September 30, 2004. The decrease is a result of the Company’s repurchase of its 12.0% interest in ATC Mexico during 2004.

Liquidity and Capital Resources

The information in this section updates as of September 30, 2005, the “Liquidity and Capital Resources” section of our 2004 Annual Report on Form 10-K and should be read in conjunction with that report.

As of September 30, 2005, we had total outstanding indebtedness of approximately $3.6 billion. During the nine months ended September 30, 2005 and the year ended December 31, 2004, we generated sufficient cash flows from operations to fund our capital expenditures and cash interest obligations. We expect that our cash generated from operations and our cash on hand will be sufficient to fund our obligations for capital expenditures and cash debt service, including interest and principal repayments, through 2006.

Uses of Cash

Tower Construction and Improvements and In-Building System Installation.    During the nine months ended September 30, 2005, payments for purchases of property and equipment and construction activities totaled $59.2 million, including capital expenditures incurred in connection with the construction of 181 towers and the installation of three in-building systems. We anticipate that we will build between 55 and 80 new towers and install between 15 and 20 new in-building systems through the end of 2005, and expect our 2005 total capital expenditures for construction, improvements and corporate purposes to be between approximately $89 million and $94 million. We anticipate that in 2006 we will build between 225 and 275 new towers and install between 40 and 60 new in-building systems, and expect our 2006 total capital expenditures for construction, improvements and corporate purposes to be between approximately $95 million and $120 million.

Refinancing and Repurchases of Indebtedness.    During the nine months ended September 30, 2005, we repurchased approximately $490.3 million face amount of our outstanding debt securities and refinanced the $397.0 million term loan B under our credit facility. For more information about our financing activities, see “—Financing Activities” below. In October 2005, we refinanced the American Tower credit facility and the SpectraSite credit facility with new credit facilities, see “—Sources of Cash” below. We anticipate that we will continue to repurchase our outstanding debt securities during the remainder of 2005 and in 2006, including repurchases of the remaining outstanding $296.3 million face amount of our ATI 12.25% Notes. We expect to use approximately $233 million in borrowings under our credit facilities and cash on hand to fund the repurchase of our outstanding ATI 12.25% Notes.

Contractual Obligations.    Our contractual obligations relate primarily to borrowings under the American Tower and SpectraSite credit facilities and our outstanding notes. We included a table of our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2004 and SpectraSite included a table of its contractual obligations in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. Since these filings were made, we have refinanced and repurchased a portion of our outstanding indebtedness, as discussed below under “—Financing Activities.” In addition, in October 2005, we refinanced the American Tower credit facility and the SpectraSite credit facility with new credit facilities, see “—Sources of Cash” below. A description of our contractual debt obligations is included in Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” as well as in note 5 to our condensed consolidated financial statements.

Stock Repurchase Program.    In November 2005, we announced that our board of directors had approved a stock repurchase program pursuant to which we intend to repurchase up to $750.0 million of our Class A common stock through December 2006. We expect to utilize cash from operations, borrowings under our credit facilities and cash on hand to fund the repurchase program. Under the program, our management is authorized to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. Additionally, our board of directors has authorized us to make purchases under Rule 10b5-1 of the Securities Exchange Act of 1934. We expect that we will enter into a Rule 10b5-1 trading plan with a broker, which will allow us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The program may be discontinued at any time.

Sources of Cash

American Tower Corporation is a holding company, and our only source of cash to pay our obligations is distributions from our operating subsidiaries. Our principal U.S. operating subsidiaries are ATI and SpectraSite Communications. Our principal international operating subsidiary is American Tower International, Inc. Under the indentures for our senior notes and the ATI notes, ATI and American Tower International are subject to restrictions on the amount of cash that can be distributed to us. SpectraSite Communications is an unrestricted subsidiary under the indentures for our senior notes and the ATI notes and is not subject to such restrictions on its ability to distribute cash to us.

Total Liquidity at September 30, 2005.    As of September 30, 2005, we had approximately $636.4 million of total liquidity, comprised of approximately $109.2 million in cash and cash equivalents and the ability to draw approximately $331.8 million of the revolving loan under the American Tower credit facility and approximately $195.4 million of the revolving loan under the SpectraSite credit facility. As a result of entering into our new credit facilities in October 2005, our available liquidity increased to approximately $531.8 million under the new American Tower credit facility and to approximately $445.4 million under the new SpectraSite credit facility, as discussed below.

Cash Generated by Operations.    For the nine months ended September 30, 2005, our cash provided by operating activities was $260.2 million, compared to $149.2 million for the same period in 2004. Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2005 in excess of their cash needs for operations and expenditures for tower construction, improvements and acquisitions. See “Results of Operations.” We currently expect to use the excess cash generated by operations principally to service and repurchase our debt and to fund repurchases of our Class A common stock.

New Credit Facilities.    In October 2005, we refinanced the two existing credit facilities of our principal operating subsidiaries. We replaced the existing American Tower $1.1 billion senior secured credit facility with a new $1.3 billion senior secured credit facility and replaced the existing SpectraSite $900.0 million senior secured credit facility with a new $1.15 billion senior secured credit facility.

The new American Tower credit facility consists of a $300.0 million revolving credit facility, a $750.0 million Term Loan A, and a $250.0 million Delayed Draw Term Loan. At closing, we drew down the entire Term Loan A and used the net proceeds to repay principal and interest on the outstanding $745.0 million under previous American Tower credit facility. At closing, we had approximately $300.0 million of availability under the revolving credit facility, against which approximately $18.2 million of undrawn letters of credit were outstanding at October 27, 2005, and the ability to draw down the entire $250.0 million Delayed Draw Term Loan. The credit facility provides that the Delayed Draw Term Loan component must be fully drawn no later than October 27, 2006, after which any undrawn commitments will be canceled.

The borrowers under the American Tower credit facility include ATI, American Tower, L.P., American Tower International and American Tower LLC. We and the borrowers’ restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrowers and the restricted subsidiaries. The American Tower credit facility has a term of five years, maturing on October 27, 2010, and all amounts will be due and payable in full at maturity. The American Tower credit facility does not require amortization of payments and may be paid prior to maturity in whole or in part at the borrowers’ option without penalty or premium. For more information regarding the new American Tower credit facility, please see note 11 to our condensed consolidated financial statements.

The new SpectraSite credit facility consists of a $250.0 million revolving credit facility, a $700.0 million Term Loan A, and a $200.0 million Delayed Draw Term Loan. At closing, we drew down the entire Term Loan A and used the net proceeds to repay principal and interest on the $697.0 million outstanding under the previous

SpectraSite credit facility. At closing, we had approximately $250.0 million of availability under the revolving credit facility, against which approximately $4.6 million of undrawn letters of credit were outstanding at October 27, 2005, and the ability to draw down the entire $200.0 million Delayed Draw Term Loan. The credit facility provides that the Delayed Draw Term Loan component must be fully drawn no later than October 27, 2006, after which any undrawn commitments will be canceled.

The borrower under the SpectraSite credit facility is SpectraSite Communications. SpectraSite Communications, its parent company (SpectraSite, LLC), and its restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrower and the restricted subsidiaries. The SpectraSite credit facility has a term of five years, maturing on October 27, 2010, and all amounts will be due and payable in full at maturity. The SpectraSite credit facility does not require amortization of payments and may be paid prior to maturity in whole or in part at the borrower’s option without penalty or premium. For more information regarding the new SpectraSite credit facility, please see note 11 to our condensed consolidated financial statements.

Proceeds from the Sale of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our stock option and stock purchase plans and upon exercise of warrants to purchase our equity securities. For the nine months ended September 30, 2005, we received approximately $1.8 million in proceeds from exercises of warrants to purchase shares of our Class A common stock and approximately $44.3 million in proceeds from sales of shares of our Class A common stock pursuant to our stock option and stock purchase plans.

Financing Activities

9 3/8 Notes Redemptions.    During the nine months ended September 30, 2005, we redeemed an aggregate of $274.9 million principal amount of 9 3/8% Notes, representing all of the outstanding 9 3/8% Notes. We completed partial redemptions of the 9 3/8% Notes in January, July and September 2005, pursuant to which we redeemed $133.0 million, $75.0 million and $66.9 million, respectively, principal amount of 9 3/8% Notes in accordance with the terms of the indenture. The total aggregate redemption price for these 9 3/8% Notes redemptions was $288.3 million, plus approximately $9.5 million in accrued interest.

ATI 12.25% Notes Repurchases.    During the nine months ended September 30, 2005, we repurchased an aggregate of $169.4 million face amount of our ATI 12.25% Notes ($107.6 million accreted value, net of $6.8 million fair value allocated to warrants) for approximately $129.3 million in cash, in privately negotiated transactions. As of September 30, 2005, we had outstanding $223.5 million accreted value of ATI 12.25% Notes (net of fair value allocated to warrants of $11.4 million). In November 2005, we repurchased an aggregate of $32.6 million face amount of our ATI 12.25% Notes ($22.5 million accreted value, net of $1.1 million fair value allocated to warrants) for approximately $25.4 million in cash. As of November 8, 2005, the Company had outstanding $203.7 million accreted value of ATI 12.25% Notes (net of fair value allocated to warrants of $10.0 million).

3.25% Convertible Notes Conversions.    During the nine months ended September 30, 2005, holders of an aggregate of $46.1 million principal amount of 3.25% Notes converted their notes into an aggregate of 3.8 million shares of our Class A common stock. Pursuant to the terms of the indenture, the holders of the 3.25% Notes received 81.808 shares of our Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversion, we paid such holders an aggregate of $4.0 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of future interest payments on the notes. As of September 30, 2005, $163.9 million principal amount of 3.25% Notes remained outstanding.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to income taxes, impairment of assets, allowances for accounts receivable, investment impairment charges, revenue recognition and purchase price allocation. Management bases its estimates, on historical experience, third-party valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In our Form 10-K for the year ended December 31, 2004, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to income taxes, impairment of assets, allowances for accounts receivable, investment impairment charges and revenue recognition. We did not make any changes to those policies during the quarter. We have reviewed our policies and determined that in addition to these critical accounting policies above, the fair value estimates and assumptions made in connection with the preliminary allocation of the SpectraSite purchase price is also a critical accounting policy and estimate for the quarter ended September 30, 2005.

Factors That May Affect Future Results

Decrease in demand for tower space would materially and adversely affect our operating results and we cannot control that demand.

Many of the factors affecting the demand for wireless communications tower space, and to a lesser extent our network development services business, could adversely affect our operating results. Those factors include:

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

We have a substantial amount of indebtedness. As of September 30, 2005, we had approximately $3.6 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. As of September 30, 2005, approximately 40% of our outstanding indebtedness bore interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase. Subject to certain restrictions under our existing indebtedness, we may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

Our substantial leverage could have significant negative consequences on our financial condition and results of operations, including:

•	impairing our ability to meet one or more of the financial ratios contained in our debt agreements or to generate cash sufficient to pay interest or principal, which events could result in an acceleration of some or all of our outstanding debt as a result of cross-default provisions;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional debt or equity financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures;

•	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

Restrictive covenants in our credit facilities and indentures could adversely affect our business by limiting flexibility.

Our credit facilities and the indentures governing the terms of our debt securities contain restrictive covenants. In addition, each of the American Tower and SpectraSite credit facilities contain requirements that the borrowers under each facility comply with certain leverage and other financial tests. These covenants and requirements limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness, engaging in various types of transactions, including mergers and sales of assets, and paying dividends and making distributions or other restricted payments. These covenants could place us at a disadvantage compared to some of our competitors which may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, merger and acquisition or other opportunities.

If our wireless service provider customers consolidate or merge with each other to a significant degree, our growth, revenue and ability to generate positive cash flows could be adversely affected.

Significant consolidation among our wireless service provider customers, such as the recently completed mergers between Cingular Wireless and AT&T Wireless and between Sprint PCS and Nextel, may result in reduced capital expenditures in the aggregate because the existing networks of many wireless carriers overlap, as do their expansion plans. Additionally, following these mergers, both Cingular Wireless and Sprint Nextel are exploring ways of rationalizing portions of their combined, yet technologically separate wireless networks. Certain parts of their merged networks may be deemed to be duplicative and these customers may attempt to eliminate these duplications. Our future results may be negatively impacted if a significant number of these contracts are eliminated from our ongoing contractual revenues.

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

Our business operations in Mexico and Brazil, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. For the year ended December 31, 2004, approximately 17% of our consolidated revenues were generated by our international operations. Giving effect to our merger with SpectraSite (assuming the merger occurred on January 1, 2005), our international operations would have represented approximately 12% of the combined company’s revenues for the nine months ended September 30, 2005. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

A substantial portion of our total operating revenues is derived from a small number of customers. For the nine months ended September 30, 2005, after giving effect to our merger with SpectraSite (assuming the merger occurred on January 1, 2005):

•	Approximately 59% of our revenues were derived from six customers;

•	Approximately 20% of our revenues were derived from Cingular Wireless;

•	Approximately 17% of our revenues were derived from Sprint Nextel; and

•	Approximately 10% of our revenues were derived from Verizon Wireless.

Our largest international customer is Iusacell Celular, which accounted for approximately 5% of our total revenues for the year ended December 31, 2004. Giving effect to our merger with SpectraSite (assuming the merger occurred on January 1, 2005), Iusacell would have represented approximately 3% of our total revenues for the nine months ended September 30, 2005. Iusacell is an affiliate of TV Azteca, which owns a minority interest in Unefon, which is our second largest customer in Mexico and accounted for approximately 3% of our total revenues for the year ended December 31, 2004. Giving effect to our merger with SpectraSite (assuming the merger occurred on January 1, 2005), Unefon would have represented approximately 2% of our total revenues for the nine months ended September 30, 2005. In addition, we received $10.7 million and $14.3 million in interest income, net, from TV Azteca for the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.

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

Iusacell Celular is our largest customer in Mexico and accounted for approximately 5% of our total revenues for the year ended December 31, 2004. Giving effect to our merger with SpectraSite (assuming the merger occurred on January 1, 2005), Iusacell would have represented approximately 3% of our total revenues for the nine months ended September 30, 2005. Iusacell currently is in default under certain of its debt obligations and is involved in litigation with certain of its creditors. If Iusacell files for bankruptcy, or if the creditor litigation has an adverse impact on Iusacell’s overall liquidity, it could interfere with Iusacell’s ability to meet its operating obligations, including rental payments under our leases with them.

We may not realize the intended benefits of the merger with SpectraSite if we are unable to integrate SpectraSite’s operations, wireless communications tower portfolio, customers and personnel in a timely and efficient manner, which could adversely affect our business and the value of our Class A common stock.

Achieving the benefits of the merger with SpectraSite depends in part on the integration of our operations, wireless communications tower portfolios and personnel with those of SpectraSite in a timely and efficient manner and the ability of the combined company to realize the anticipated synergies from this integration. Integration may be difficult and unpredictable for many reasons, including, among others, the size of SpectraSite’s wireless communications tower portfolio and because SpectraSite’s and our internal systems and processes were developed without regard to such integration. Our successful integration with SpectraSite requires coordination of different personnel, which may be difficult and unpredictable because of possible cultural conflicts and differences in policies, procedures and operations between the companies and the different geographical locations of the companies. Our successful integration also requires attention to and maintenance of our business relationships with current customers, which if compromised, would result in disruptions to our business. If we cannot successfully integrate SpectraSite’s operations, wireless communications tower portfolio, customers and personnel, we may not realize the expected benefits of the merger, which could adversely affect the combined company’s business and could adversely affect the value of our Class A common stock. In addition, the integration of our business with SpectraSite may place a significant burden on management and its internal resources. The diversion of management’s attention from ongoing business concerns and any difficulties encountered in the transition and integration process could harm our business and financial results of the combined company and the value of our Class A common stock.

We expect to incur substantial expenses related to the integration of SpectraSite.

We expect to incur substantial expenses in connection with the integration of the business, policies, procedures, operations and systems of SpectraSite. The failure of the combined company to meet the challenges involved in integrating the companies’ business and operations, or to do so in a timely basis, could cause substantial additional expenses and harm to the combined company. For example, there are a large number of systems that must be integrated, including management information, accounting and finance, sales, billing, payroll and benefits, lease administration systems and regulatory compliance.

While we have assumed that a certain level of expenses would be incurred, there are a number of factors, some of which are beyond our control, that could affect the total amount or the timing of all of the expected integration expenses, including:

•	employee redeployment, relocation or severance, as well as reorganization or closures of facilities;

•	consolidating and rationalizing information technology and administrative infrastructures;

•	consolidating operation and management of the combined tower portfolio;

•	coordinating sales and marketing efforts to communicate effectively the capabilities of the combined company;

•	preserving our supply, marketing or other important relationships and those of SpectraSite, and resolving potential conflicts that may arise; and

•	minimizing the diversion of management’s attention from ongoing business concerns and successfully returning managers to regular business responsibilities from their integration planning activities.

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

If we are unable to protect our rights to the land under our towers, it could adversely affect our business and operating results.

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to operate our towers and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of sites. Further, we may not be able to renew ground leases on commercially viable terms. Approximately 84% of the towers in our portfolio as of September 30, 2005 are located on leased land. Approximately 86% of these sites are on land where our property interests in such land have a final expiration date of 2015 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse affect on us.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. If we are unable or choose not to exercise our rights to purchase towers under these agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated. For example, our SpectraSite subsidiary has entered into lease or sublease agreements with affiliates of SBC Communications (SBC) with respect to approximately 2,500 towers pursuant to which SpectraSite has the option to purchase the sites upon the expiration of the lease or sublease beginning in 2013. The aggregate purchase option price for the SBC towers was approximately $275.7 million as of September 30, 2005, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In addition, we have entered into a similar agreement with ALLTEL with respect to approximately 1,776 towers, for which we have an option to purchase the sites upon the expiration of the lease or sublease beginning in 2016. The aggregate purchase option price for the ALLTEL towers was approximately $56.6 million as of September 30, 2005, and will accrue interest at 3% per annum. We may not have the required available capital to exercise our right to purchase these or other lease or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our financial results could be adversely affected.

Our towers may be affected by natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage.

Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen damage. Any damage or destruction to our towers as a result of these or other risks would impact our ability to provide services to our customers and could impact our results of operation and financial condition. For example, as a result of the severe hurricane activity in 2005, approximately 30 of our broadcast and wireless communication sites in the southeastern United States and Mexico suffered material damage. While we maintain insurance, including business interruption insurance, for our towers against these risks, we may not have adequate insurance to cover the associated costs of repair or reconstruction. Further, such business interruption insurance may not adequately cover all of our lost revenues, including potential revenues from new tenants that could have been added to our towers but for the damage. If we are unable to provide services to our customers as a result of damages to our towers, it could lead to customer loss, resulting in a corresponding adverse effect on our business, results of operations and financial condition.

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

Our wholly owned subsidiary, Verestar, Inc., filed for protection under Chapter 11 of the federal bankruptcy laws on December 22, 2003. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against us for breaches by Verestar of those contracts as to which we are primarily or secondarily liable as a guarantor. In addition, on July 8, 2005, the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) filed a complaint in the U.S. District Court for the Southern District of New York against us and certain of our and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against us. Pursuant to the complaint, the Committee is seeking unspecified damages of not less than $150.0 million. The outcome of this complex litigation cannot be predicted with certainty, is dependent upon many factors beyond our control, and could take several years to resolve. If any such claims are successful, however, they could have a material adverse impact on our financial position and results from operations. For more information regarding the Verestar bankruptcy and related litigation, please see note 9 to our condensed consolidated financial statements.

Information Presented Pursuant to the Indentures of Our 7.50% Notes, 7.125% Notes, ATI 12.25% Notes and ATI 7.25% Notes

The following table sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our 7.50% Notes, 7.125% Notes, ATI 12.25% Notes and ATI 7.25% senior subordinated notes due 2011. The information contained in note 12 to our condensed consolidated financial statements is also presented to address certain reporting requirements contained in the indentures for our ATI 12.25% Notes and ATI 7.25% Notes.

Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for such notes, are as follows (in thousands):

Tower Cash Flow, for the three months ended September 30, 2005	$134,307

Consolidated Cash Flow, for the twelve months ended September 30, 2005	480,258
Less: Tower Cash Flow, for the twelve months ended September 30, 2005	(504,464)
Plus: four times Tower Cash Flow, for the three months ended September 30, 2005	537,228

Adjusted Consolidated Cash Flow, for the twelve months ended September 30, 2005	$513,022

Non-Tower Cash Flow, for the twelve months ended September 30, 2005	$(32,826)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate caps and swaps pursuant to our policies. All derivative financial instruments are for purposes other than trading. During the nine months ended September 30, 2005, we repaid or repurchased $490.3 million face amount of outstanding debt for $421.4 million in cash, including the redemption of $274.9 million of 9 3/8% Notes, $169.4 million face amount ($107.6 million accreted value) of ATI 12.25% Notes, the conversion of $46.1 million of 3.25% Notes and $4.0 million in principal payments under our credit facilities. In connection with the SpectraSite merger, we also assumed $702.5 million of debt at fair value consisting primarily of borrowings outstanding under the SpectraSite credit facility. In addition, we entered into an interest rate cap agreement with a notional amount of $25.0 million and acquired in connection with the SpectraSite merger three swaps with an aggregate notional amount of $300.0 million and an interest rate cap with a notional amount of $175.0 million.

The following tables provide information as of September 30, 2005 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps and swaps, the tables present notional principal amounts and interest rates by contractual maturity dates.

Twelve month period ended September 30, 2005

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$2,241	$277,119	$329,510	$424	$164,387	$1,525,544	$2,299,225	$2,584,317
Average Interest Rate(a)	6.92%	7.21%	7.25%	6.02%	6.07%	6.22%
Variable Rate Debt(a)						$1,442,015	$1,442,015	$1,448,106
Average Interest Rate(a)

Aggregate Notional Amounts Associated with Interest Rate Caps and Swaps in Place

As of September 30, 2005 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate CAPS	2006		2007		2008	2009	2010	Thereafter	Total	Fair Value
Notional Amount	$175,000	(b)	$25,000	(c)					$200,000	$0
Cap Rate	7.00%		8.00%

Notional Amount	$350,000	(d)							$350,000	$0
Cap Rate	6.00%

Interest Rate SWAPS
Notional Amount(e)							$300,000		$300,000	$7,636
Fixed Rate							3.88%

(a)	As of September 30, 2005, variable rate debt consists of our credit facilities ($1,445.2 million) and is included above based on the October 27, 2010 maturity date of the credit facilities refinanced subsequent to September 30, 2005. As of September 30, 2005, fixed rate debt consists of: the 2.25% convertible notes due 2009 (2.25% Notes) ($0.1 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of September 30, 2005 is $501.8 million); the 5.0% Notes ($275.7 million); the 3.25% Notes ($163.9 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($400.0 million); the ATI 12.25% Notes ($328.9 million principal amount due at maturity; the balance as of September 30, 2005 is $223.5 million accreted value, net of the allocated fair value of the related warrants of $11.4 million); the 3.00% convertible notes due August 15, 2012 (3.00% Notes) ($345.0 million principal amount due at maturity; the balance as of September 30, 2005 is $344.4 million accreted value) and other debt of $60.6 million. Interest on our credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at September 30, 2005 for our credit facilities was 5.17% For the nine months ended September 30, 2005, the weighted average interest rate under our credit facilities was 5.06%. The 7.125% Notes bear interest at 7.125% per annum, which is payable semiannually on April 15 and October 15 of each year, beginning April 15, 2005. The 5.0% Notes bear interest at 5.0% per annum, which is payable semiannually on February 15 and August 15 of each year. The ATI 12.25% Notes bear interest (after giving effect to the accretion of the original discount and the accretion of the fair value of the warrants) at 14.7% per annum, payable upon maturity. The 2.25% Notes bear interest (after giving effect to the accretion of the original discount) at 6.25% per annum, which is payable semiannually on April 15 and October 15 of each year. The 3.25% Notes bear interest at 3.25% per annum, which is payable semiannually on February 1 and August 1 of each year. The ATI 7.25% Notes bear interest at 7.25% per annum, which is payable semiannually on June 1 and December 1 of each year. The 7.50% Notes bear interest at 7.50% per annum, which is payable semiannually on May 1 and November 1 of each year. The 3.00% Notes bear interest at 3.00% per annum, which is payable semiannually on February 15 and August 15 of each year. Other debt consists of notes payable, capital leases and other obligations bearing interest at rates ranging from 6.2% to 12.0%.

(b)	Includes notional amount of $175,000 that expires in February 2006.
(c)	Includes notional amount of $25,000 that expires in September 2007.
(d)	Includes notional amounts of $250,000 and $100,000 that expire in June and July 2006, respectively.
(e)	Includes notional amounts of $75,000, $75,000 and $150,000 that expire in December 2009.

We maintain a portion of our cash and cash equivalents in short-term financial instruments that are subject to interest rate fluctuations. Due to the relatively short duration of such instruments, we believe fluctuations in interest rates with respect to those investments will not materially affect our financial condition or results of operations. However, changes in interest rates can cause interest rate charges to fluctuate on our variable rate debt, comprised of $1.4 billion under our credit facilities as of September 30, 2005. A 10% increase, or approximately 51 basis points, in current interest rates would cause an additional pre-tax charge to our net loss of approximately $5.6 million for the nine months ended September 30, 2005.

Our foreign operations include rental and management segment divisions in Mexico and Brazil. The remeasurement gain for the three and nine months ended September 30, 2005 was approximately $0.5 million and $1.1 million, respectively. The remeasurement gain (loss) for the three and nine months ended September 30, 2004 was approximately $0.6 million and ($0.1) million, respectively.

In October 2005, we entered into interest rate swap agreements with an aggregate notional amount of $350.0 million and a weighted average fixed rate debt of approximately 4.8% that expire in October 2010.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the SEC, we excluded SpectraSite from our assessment of our internal control over financial reporting for the quarter ended September 30, 2005 and will also exclude SpectraSite from our annual assessment for the year ended December 31, 2005. We consider the merger with SpectraSite material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of SpectraSite into our internal control structure.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As previously reported, Verestar filed for protection under Chapter 11 of the federal bankruptcy laws on December 22, 2003. On June 29, 2004, the Bankruptcy Court approved a stipulation between Verestar and the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) that permits the Committee to file claims against us and/or our affiliates on behalf of Verestar. In connection therewith, the Committee requested and received authorization from the Bankruptcy Court to take discovery of us and certain of Verestar’s officers and directors under Bankruptcy Rule 2004. We produced various documents and a limited number of depositions were conducted by the Committee. On July 8, 2005, the Committee filed a complaint in the U.S. District Court for the Southern District of New York against us and certain of our and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against us. We may be obligated or may agree to indemnify certain of these other defendants. The District Court complaint asserts various causes of action against the defendants, including breach of fiduciary duty, conversion, conspiracy, tortious interference with business relations, deepening insolvency, and avoidance and recovery of fraudulent transfers and preferential transfers. The complaint filed in the Bankruptcy Court includes an objection to our claims against Verestar and seeks to recharacterize and equitably subordinate such claims. In addition, the Committee is seeking substantive consolidation of our assets and liabilities with Verestar’s assets and liabilities. In connection with such claims, the Committee is seeking unspecified damages of not less than $150.0 million. The outcome of this complex litigation cannot be predicted by us with certainty, is dependent upon many factors beyond our control, and could take several years to resolve. In the opinion of management, the resolution of the claims made against us by the Committee will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

As previously disclosed, in June 2005, the Antitrust Division of the Department of Justice issued Civil Investigative Demands relating to our merger with SpectraSite, seeking information and documents from both us and SpectraSite. The Antitrust Division has the authority to require divestitures of assets by us and to seek to impose restrictions on our conduct of business following the merger to address alleged competitive concerns. We and SpectraSite cooperated with the Antitrust Division to provide the requested information and documents, and on October 24, 2005, the Antitrust Division notified us that it had closed its investigation of the merger.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2005, the Company issued an aggregate of 3,770,447 shares of its Class A common stock upon conversion of $46.1 million principal amount of its 3.25% Notes. Pursuant to the terms of the indenture, the holders of the 3.25% Notes received 81.808 shares of the Company’s Class A common stock for every $1,000 principal amount of notes converted. The shares were issued to the noteholders in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances. In connection with the conversion, the Company agreed to pay such holders an aggregate of $4.0 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of the future interest payments on the notes.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 3, 2005, the Company held a special meeting of stockholders to consider and act upon the following matters, all of which were approved and adopted. The results of the stockholder voting were as follows:

1.	Approval of the issuance of shares of American Tower Class A common stock pursuant to the Agreement and Plan of Merger, dated as of May 3, 2005, by and among American Tower Corporation, Asteroid Merger Sub, LLC and SpectraSite, Inc.

Votes Cast For	Votes Against	Votes Abstained
172,757,076	164,312	89,212

2.	Amendment and Restatement of the Company’s Restated Certificate of Incorporation if the merger is consummated.

Votes Cast For	Votes Against	Votes Abstained
171,505,777	1,406,275	98,750

3.	Permission of the Company’s board of directors or its chairman, in their discretion, to adjourn or postpone the special meeting if necessary for further solicitation of proxies if there are not sufficient votes at the originally scheduled time of the special meeting to approve any of the foregoing proposals.

Votes Cast For	Votes Against	Votes Abstained
124,295,565	15,006,481	33,708,554

As set forth above, the stockholders of the Company approved the amendment and restatement of the Company’s Restated Certificate of Incorporation, subject to the consummation of the merger with SpectraSite. On August 8, 2005, the Company completed its merger with SpectraSite and, on August 8, 2005, the Company filed the Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware. The Amended and Restated Certificate of Incorporation increased the authorized number of shares of the Company’s Class A common stock from 500.0 million to 1.0 billion, eliminated the Company’s Class B common stock and Class C common stock, lowered the threshold to amend certain provisions of the Company’s Restated Certificate of Incorporation to a majority, eliminated restrictions applicable to certain holders of the Company’s Class B common stock and made other conforming changes in connection with the foregoing.

ITEM 6.    EXHIBITS

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: November 9, 2005	By:	/s/ BRADLEY E. SINGER
Bradley E. Singer Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2	Agreement and Plan of Merger by and among American Tower Corporation, Asteroid Merger Sub, LLC and SpectraSite, Inc., dated as of May 3, 2005 (incorporated by reference from Exhibit 2 to the Company’s Current Report on Form 8-K (File No. 001-14195) filed on May 5, 2005).

3	Amended and Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on August 8, 2005 (incorporated by reference from Annex E to the Company’s Registration Statement on Form S-4 (File No. 333-125328) filed on May 27, 2005).

4.1	Warrant Agreement, dated February 10, 2003, by and between SpectraSite, Inc. and EquiServe Trust Company, N.A. (incorporated by reference from Exhibit 10.4 to the SpectraSite Holdings, Inc. Current Report on Form 8-K (File No. 000-27217) filed on February 11, 2003).

4.2	Amendment No.1 to Warrant Agreement, dated August 8, 2005, by and among American Tower Corporation, SpectraSite, Inc., The Bank of New York and EquiServe Trust Company, N.A.

10.1	2003 Equity Incentive Plan of SpectraSite (incorporated by reference from Exhibit 10.6 to the SpectraSite Holdings, Inc. Current Report on Form 8-K (File No. 000-27217) filed on February 11, 2003).

10.2	Amendment No. 1 to the 2003 Equity Incentive Plan of SpectraSite (incorporated by reference from Exhibit 10.11 to the SpectraSite, Inc. Registration Statement on Form S-1 (File No. 333-112154) filed on February 2, 2004).

10.3	Loan Agreement dated as of October 27, 2005 among American Tower L.P., American Towers, Inc., American Tower International, Inc. and American Tower LLC, as Borrowers, The Toronto Dominion Bank, New York Branch, as Issuing Bank, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the several lead-arrangers and joint bookrunners, co-arrangers and co-documentation agents and the several lenders that are parties thereto (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-14195) filed on October 28, 2005).

10.4	Loan Agreement dated as of October 27, 2005 among SpectraSite Communications, Inc., as Borrower, The Toronto Dominion Bank, New York Branch, as Issuing Bank, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the several lead-arrangers and joint bookrunners, co-arrangers and co-documentation agents and the several lenders that are parties thereto (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-14195) filed on October 28, 2005).

10.5	Lease and Sublease, dated December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q (File No. 000-27217) filed on May 11, 2001).

10.6	SpectraSite Holdings, Inc. Executive Severance Plan B (incorporated by reference from Exhibit 10.17 to the SpectraSite Holdings, Inc. Annual Report on Form 10-K (File No. 001-31769) filed March 22, 2002).

10.7	Amendments to SpectraSite, Inc. Executive Severance Plan B (incorporated by reference from Exhibit 10.14 to the SpectraSite, Inc. Annual Report on Form 10-K (File No. 000-27217 filed on March 26, 2003).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

EX-1