Form 10-K
period 2005-12-31
AMERICAN TOWER CORP /MA/
filed 2006-03-15
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $4,801,552,860, based on the closing price of the registrant’s Class A Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.

As of March 9, 2006, there were 419,677,495 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2005

i

AMERICAN TOWER CORPORATION

TABLE OF CONTENTS—(Continued)

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2005

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future prospects of growth in the wireless communications and broadcast infrastructure markets, the level of future expenditures by companies in those markets and other trends in those markets, our ability to maintain or increase our market share, our future operating results, our future purchases under our stock repurchase program, our future capital expenditure levels, and our plans to fund our future liquidity needs. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this annual report generally.

You should keep in mind that any forward-looking statement made by us in this annual report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth in Item 1A of this annual report under the caption “Risk Factors.” We have no duty to, and do not intend to, update or revise the forward-looking statements made by us in this annual report after the date of this annual report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the future events or circumstances described in any forward-looking statement made by us in this annual report or elsewhere might not occur.

ii

PART I

ITEM 1.    BUSINESS

Overview

We are a leading wireless and broadcast communications infrastructure company with a portfolio of over 22,000 owned communications sites. Our portfolio includes approximately 20,000 owned tower sites in the United States and over 2,500 in Mexico and Brazil. In addition to our owned tower sites, we offer access to over 10,000 rooftop and tower sites in the United States that we manage for third parties. We also operate in-building distributed antenna systems in malls and casino/hotel resorts. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. We operate the largest independent portfolio of wireless and broadcast communications sites in the United States, Mexico and Brazil, based on number of sites and revenue.

Our communications site portfolio provides us with a recurring base of leasing revenues from our existing customers and growth potential due to the capacity to add more tenants and equipment to these sites. Our broad network of communications sites enables us to address the needs of national, regional, local and emerging wireless service providers. We also offer limited services that directly support our site leasing operations and the addition of new tenants and equipment on our sites. We intend to capitalize on the continuing increase in the use of wireless communications services by actively marketing space available for leasing on our existing sites and selectively developing or acquiring new sites that meet our return on investment criteria.

Our site leasing business, which we also refer to as our rental and management segment, accounted for approximately 99.5% and 99.3% of our segment operating profit for the years ended December 31, 2005 and 2004, respectively. In 2006, we expect that our rental and management segment will continue to contribute approximately 99% of our segment operating profit, which we define as segment revenue less direct segment expense (rental and management segment operating profit includes interest income, TV Azteca, net).

Over the last three years, we have focused our operations on our rental and management segment by selling numerous non-core assets and businesses and using the proceeds from these sales to purchase high quality tower assets and reduce our outstanding indebtedness. With the sale of our tower construction services unit in November 2004, we substantially completed our strategic transition to a focused site leasing company.

In August 2005, we expanded our communications site portfolio and our rental and management operations through our merger with SpectraSite, Inc., an owner and operator of approximately 7,800 wireless and broadcast towers and in-building systems in the United States. We believe the merger provided us with significant strategic and financial advantages. We believe our larger scale will translate into increased cooperation with our customers, and create greater flexibility to structure mutually beneficial contracts, potentially resulting in further increases in revenue and market share. We also believe the merger will enable us to maximize our return on investment by creating a significantly larger revenue base over which to spread our relatively fixed overhead costs, therefore further capitalizing on the significant operating leverage inherent in the tower business model. For more information about our merger with SpectraSite, Inc., see note 2 to our consolidated financial statements included in this annual report.

We believe our strategy of focusing operations on our rental and management segment has made our consolidated operating cash flows more stable, will provide us with continuing growth and will enhance our returns on invested capital because of the following characteristics of our core leasing business:

•	Long-term tenant leases with contractual escalators. In general, a lease with a wireless carrier has an initial term of five-to-ten years with multiple five-year renewal terms thereafter, and lease payments typically increase 3% to 5% per year.

•	Operating expenses are largely fixed. Incremental operating costs associated with adding wireless tenants to a communications site are minimal. Therefore, as additional tenants are added to a site, the substantial majority of incremental revenue becomes operating profit.

•	Low maintenance capital expenditures. On average, a communications site requires low annual capital investments to maintain.

•	High lease renewal rates. Wireless carriers tend to renew leases because suitable alternative sites may not exist or be available and repositioning a site in a carrier’s network is expensive and may adversely affect network quality.

Strategy

Our strategy is to capitalize on the continuing growth in the use of wireless communications services and the infrastructure requirements necessary to deploy current and future generations of wireless communications technologies.

•	In the United States, the number of wireless service subscribers increased from 128.4 million to 194.5 million between December 2001 and June 2005, representing an increase of approximately 51% and market penetration of approximately 65%. During the same period, the number of cell sites (i.e., the number of antennas and related equipment in commercial operation, not the number of towers on which that equipment is located) increased approximately 40% from approximately 127,500 cell sites to approximately 178,000. In addition, wireless minutes of use, an indicator of demand for wireless services, exceeded one trillion in the United States for 2004, an increase of over 32% from the prior year, and the industry is on pace to report strong growth for 2005.

•	In Mexico, the number of wireless service subscribers increased from 21.8 million to 44.6 million between December 2001 and September 2005, representing an increase of approximately 105% and market penetration of approximately 42%. In Brazil, the number of wireless service subscribers increased from 28.7 million to 86.2 million between December 2001 and December 2005, representing an increase of approximately 200% and market penetration of approximately 47%.

We believe the continuing growth in the number of wireless service subscribers and the minutes of use per subscriber will require wireless carriers to add new cell sites, and new equipment to existing cell sites, to maintain the performance of their networks in the areas they currently cover and to extend service to areas where coverage does not yet exist. As wireless carriers continue to add subscribers and seek to limit churn, we also anticipate they will focus on network quality as a competitive necessity and will invest in upgrades to their networks. In addition, we believe that as wireless data services, such as email, internet access and video, are deployed on a widespread basis, the deployment of these technologies may require wireless carriers to further increase the cell density of their existing networks, may require new technology and equipment, and may increase the demand for geographic expansion of their network coverage. To meet this demand, we believe wireless carriers will continue to outsource their communications site infrastructure needs as a means of accelerating access to their markets and preserving capital, rather than constructing and operating their own communications sites and maintaining their own communications sites service and development capabilities.

We believe that our existing portfolio of communications sites, our tower-related services offerings and our management team position us to benefit from these trends and to play an increasing role in addressing the needs of wireless service providers and broadcasters. The key elements of our strategy include:

•	Maximize Use of Existing Site Capacity. We believe that our highest returns will be achieved by leasing additional space on our existing communications sites. We anticipate that our revenues and segment operating profit will continue to grow because many of our communications sites are attractively located for wireless service providers and have capacity available for additional antenna space that we can offer to customers at low incremental costs to us. Because the costs of operating a site are largely fixed, increasing utilization significantly improves operating margins. We will continue to target our sales and marketing activities to increase utilization of, and investment return on, our existing communications sites.

•

Grow Our Site Portfolio Using Selective Criteria for Acquisitions and New Development. Given the relatively fixed cost structure of our site leasing business, we believe that adding new communications sites to our portfolio will allow us to grow revenues with only modest increases in administrative operating expenses. We seek to acquire, construct and redevelop towers and install in-building systems when our initial and long-term return on investment criteria are met. We similarly evaluate expansion opportunities into new markets. To achieve our expected returns for a new site, we typically secure leases from customers in advance of construction or installation, ensure reasonable estimated construction or installation costs and, for new tower sites, obtain the land on which to build the tower, whether by purchase or ground lease, on reasonable terms.

•	Continue Our Focus on Customer Service and Processes. Because speed to market and reliable network performance are critical components to the success of wireless service providers, our ability to assist customers in meeting their goals will contribute to our success. We intend to continue to focus on customer service by, for example, reducing cycle times for key functions, such as lease processing. In addition, our merger with SpectraSite, Inc. provided us with an opportunity to adopt best practices from both companies in an effort to further improve the efficiency of our processes. We believe our efforts should enable us to increase revenue generation through improved speed, accuracy and quality. In addition, sharing operational processes and outcomes establishes another connection point with our customers and provides us valuable input and relationship enhancing opportunities.

•	Build On Our Strong Customer Relationships. Our understanding of the network needs of our customers and our ability to convey effectively how we can satisfy those needs are key to our efforts to add new antenna leases, cross-sell our services and identify desirable new site development projects. We are building on our strong relationships with our major wireless carrier customers to gain more familiarity with their evolving network plans so we can identify opportunities where our nationwide portfolio of sites and experienced personnel can be used to satisfy their needs. We are also working with smaller and emerging wireless carriers and network operators as they define their coverage and network needs and expand into new markets. We believe we are well positioned to be a preferred partner to our customers because of the scope and location of our portfolio of communications sites, our proven operating experience and our scale relative to our competitors.

•	Participate in Industry Consolidation. We continue to believe there are benefits to consolidation among tower companies. More extensive networks will be better positioned to provide more comprehensive service to customers and to support the infrastructure requirements of future generations of wireless communications technologies. We believe that our merger with SpectraSite, Inc. will result in improvements in cost structure efficiencies, with a corresponding positive impact on our operating results, and that combining with one or more other tower companies should yield similar results. Accordingly, we continue to be interested in participating in the consolidation of our industry on terms that are consistent with these perceived benefits and that create long-term value for our stockholders.

The Company

American Tower Corporation was created as a subsidiary of American Radio Systems Corporation in 1995 to own, manage, develop and lease communications and broadcast tower sites, and was spun off into a free-standing public company in 1998. Over the last ten years, we have grown our communications site portfolio through tower acquisitions, tower development and construction, and through mergers with and acquisitions of other tower operators, increasing the size of our communications site portfolio to over 22,000 owned sites.

American Tower Corporation is a holding company, and we conduct our operations in the United States, Mexico and Brazil through operating subsidiaries. Our principal United States operating subsidiaries are American Towers, Inc. (ATI) and SpectraSite Communications, Inc. (SpectraSite). Our principal international operating subsidiary is American Tower International, Inc., which conducts operations in Mexico through its subsidiary ATC Mexico Holding Corp. (ATC Mexico) and in Brazil through its subsidiary ATC South America Holding Corp. (ATC South America).

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

Prior to December 2002, we also had a satellite and fiber network access services segment, which consisted of our Verestar, Inc., subsidiary (Verestar). In December 2002, we committed to a plan to dispose of this business, and in December 2003, Verestar and its affiliates filed for protection under Chapter 11 of the federal bankruptcy laws. Accordingly, we have accounted for Verestar as a discontinued operation through the date of the bankruptcy filing and we ceased to consolidate Verestar’s financial results as of that date. See Item 1A of this annual report under the caption “Risk Factors—The bankruptcy proceeding of our Verestar subsidiary exposes us to risks and uncertainties” and notes 3 and 9 to our consolidated financial statements included in this annual report.

Products and Services

Rental and Management

We conduct our site leasing business through our rental and management segment. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. Our communications site portfolio includes approximately 20,000 owned tower sites in the United States and over 2,500 in Mexico and Brazil. In addition to our owned tower sites, we offer access to over 10,000 rooftop and tower sites in the United States that we manage for third parties. Through our rental and management segment, we also operate in-building distributed antenna systems in malls and casino/hotel resorts.

Wireless Communications Towers. We own and operate the largest independent portfolio of wireless communications towers in the United States, Mexico and Brazil, based on number of towers and revenue. Our network in the United States includes approximately 19,300 owned wireless communications towers and spans 49 states and the District of Columbia. In addition, 85% of our U.S. network provides coverage in the top 100 markets or core areas such as high traffic interstate corridors. Our Mexican network includes approximately 1,800 owned wireless communications towers in highly populated areas, including Mexico City, Monterrey, Guadalajara and Acapulco. Our Brazilian network consists of approximately 500 owned wireless communications towers, which are concentrated in southern Brazil in major metropolitan areas, including Sao Paulo, Rio de Janeiro, Brasilia and Curitiba. In addition, we market and manage approximately 1,700 wireless tower sites for third parties including approximately 600 sites in the United States, 400 in Mexico and 700 in Brazil. Approximately 400 of the 1,700 wireless tower sites that we manage for third parties were revenue-producing as of December 31, 2005.

We lease antenna space on our wireless communications towers to customers in a diverse range of wireless industries, including personal communications services, cellular, enhanced specialized mobile radio, paging and fixed microwave. Our major domestic wireless customers include ALLTEL, Cingular Wireless, Sprint Nextel, T-Mobile USA and Verizon Wireless. Our major international wireless customers include Iusacell Celular, Nextel Mexico, Telefonica Moviles and Unefon in Mexico, and Nextel Brazil, Telecom Americas and Telecom Italia Mobile in Brazil. For the year ended December 31, 2005, assuming our merger with SpectraSite, Inc. occurred on January 1, 2005, we had three customers that each accounted for greater than 10% of our total revenues. Cingular Wireless accounted for approximately 19% of our 2005 total revenues, Sprint Nextel (assuming the merger of Sprint PCS and Nextel occurred on January 1, 2005) accounted for approximately 17% (approximately 22% including Sprint Nextel partners and affiliates) and Verizon Wireless accounted for approximately 10%. Approximately 59% of our total revenues for the year ended December 31, 2005 were derived from five customers. See Item 1A of this annual report under the caption “Risk Factors—A substantial portion of our revenue is derived from a small number of customers” and “—Due to the long-term expectations of revenue from tenant leases, the tower industry is sensitive to the credit worthiness of its tenants.”

The number of antennas that our towers can accommodate varies depending on the tower’s location, height, and the structural capacity at certain wind speeds. An antenna’s height on a tower and the tower’s location determine the line-of-sight of the antenna with the horizon and, coupled with the specific band of radio frequency and technology used by the carrier, determine the distance a signal can be transmitted. Some of our customers, such as personal communications services, enhanced specialized mobile radio providers and cellular companies in metropolitan areas, typically do not place their equipment at the highest tower point. Other customers, including paging companies and specialized mobile radio providers in rural areas, prefer higher elevations for broader coverage. We believe that a significant majority of our towers have the capacity to add additional tenants.

Our leases with wireless communications providers in the United States generally have initial terms of five-to-ten years. In Mexico and Brazil, our typical tenant lease has an initial term of ten years. In most cases, our tenant leases have multiple renewal terms at the option of the tenant. Wireless carriers generally renew their leases with us because suitable alternative sites may not exist or be available and repositioning a site in an existing carrier’s network is expensive and often requires reconfiguring several other sites in the carrier’s network, which may impact the quality of the carrier’s coverage and may require the carrier to obtain other governmental permits. Most of our tenant leases have escalation provisions that periodically increase the rent due under the lease. These automatic increases are typically annual and are based on a fixed percentage, inflation or a fixed percentage plus inflation.

Annual rental payments vary considerably depending upon:

•	tower location;

•	number and weight of antennas on the tower and the size of the transmission lines;

•	ground space necessary to store equipment related to the antennas;

•	existing tower capacity;

•	placement of the customer’s antennas on the tower; and

•	type and amount of frequency transmitted by the customer.

Broadcast Communications Towers. We are one of the largest independent owners and operators of broadcast towers in the United States and Mexico. We own approximately 220 broadcast towers in the United States and have exclusive rights to approximately 190 in Mexico. Broadcast towers generally are taller and structurally more complex than wireless communications towers, require unique engineering skills and are more costly to build. We lease antenna space on our broadcast towers primarily to radio and television broadcast companies. In leasing antenna space, we generally receive monthly fees from customers, with initial lease periods ranging from ten-to-twenty years.

In-Building Neutral Host Distributed Antenna Systems. As a result of our merger with SpectraSite, Inc., we are now a leading provider in the United States of in-building neutral host distributed antenna systems. We have approximately 100 in-building systems in operation in retail shopping malls and casino/hotel resorts, and we have the exclusive rights to an additional 200 properties in the United States. We obtain rights to install and operate in-building systems by entering into leases with property owners, which are generally for an initial non-cancelable period of ten years. Some of these leases contain automatic extension provisions and continue after the initial period unless terminated by us. Under these leases, we are the exclusive operator of in-building neutral host distributed antenna systems for the term of the lease. We are also responsible for marketing the property as part of our portfolio of communications sites and for installing, operating and maintaining the distributed antenna system at the properties. We grant rights to wireless service providers to attach their equipment to our in-building system for a fee under licenses that typically have an initial non-cancelable term of ten years. We typically share a portion of the licensing fees with the property owners.

Rooftop Management. We also provide rooftop management services to property owners in the United States. We market over 10,000 rooftop sites to our customers in the United States that we manage for third parties, including approximately 1,100 rooftop sites that were revenue-producing as of December 31, 2005. Wireless carriers use rooftop sites to install their communications equipment, generally where there are no existing towers or where new towers are difficult to build. We obtain rights to manage a rooftop by entering into contracts with property owners, which are generally for an initial period of three-to-five years. These contracts typically contain automatic extension provisions and continue after the initial period unless terminated by either party. Under these contracts, we are engaged by property owners as the exclusive manager for a rooftop. For these services, we receive a percentage of occupancy or license fees paid by the wireless carriers.

Network Development Services

We offer tower-related services through our network development services segment. We historically offered extensive tower-related services to support our site leasing business. As we continued to focus our operations on our rental and management segment, we sold services businesses that did not provide incremental value to our site leasing business. With the sale of our tower construction services unit in November 2004, we substantially completed our strategic transition to a focused site leasing company. Our network development services segment continues to provide site acquisition, zoning and permitting services and structural analysis services that support our site leasing operations and the addition of new tenants and equipment on our sites.

Site Acquisition, Zoning and Permitting Services. We engage in site acquisition services for our own account in connection with our tower development projects, as well as for our customers. We typically work with our customers’ engineers to determine the geographic areas where the customer needs to construct a new tower site to address its coverage objectives. Once a new site is identified, we acquire the rights to the land or structure on which the site will be constructed, and we manage the permitting process to ensure all necessary approvals are obtained to construct and operate the communications site under applicable law.

Structural Analysis. We offer structural analysis services to wireless carriers in connection with the installation of communications equipment on towers. A structural analysis of a tower is routinely performed prior to a decision by a wireless carrier to install equipment on a tower. Our team of engineers can evaluate whether a tower can support the additional burden of the new equipment or if augmentation is needed, which enables our customers to better assess potential tower sites before making an installation decision.

Recent Transactions

Acquisitions

From January 1, 2004 through December 31, 2005, we increased the size of our communications site portfolio by over 8,000 towers. Significant acquisitions included the following:

SpectraSite, Inc. In May 2005, we entered into an agreement and plan of merger with SpectraSite, Inc., an owner and operator of approximately 7,800 wireless and broadcast towers and in-building systems in the United States. We completed the merger in August 2005. Under the terms of the merger agreement, SpectraSite, Inc. merged with and into a wholly owned subsidiary that we formed for purposes of the merger. Each share of SpectraSite, Inc. common stock converted into the right to receive 3.575 shares of our Class A common stock. We issued approximately 169.5 million shares of Class A common stock with respect to shares of SpectraSite, Inc. common stock outstanding as of the closing of the merger and reserved for issuance approximately 16.7 million shares of Class A common stock issuable pursuant to SpectraSite, Inc. options and warrants assumed in the merger. For more information about our merger with SpectraSite, Inc., see note 2 to our consolidated financial statements included in this annual report.

Iusacell Celular. In December 2003, we agreed to acquire up to 143 communications sites from Iusacell Celular (Iusacell) in Mexico for up to $31.4 million. During the year ended December 31, 2005, we acquired six towers from Iusacell in Mexico for approximately $1.3 million, and as of December 31, 2005, had acquired an aggregate of 137 towers for a total purchase price of $30.6 million.

NII Holdings, Inc. In December 2002, we agreed to acquire over 500 communications sites, predominantly in Mexico, from NII Holdings (NII) for an aggregate purchase price of $100.0 million in cash. Although we have satisfied our minimum purchase obligation under the agreement, we have continued to purchase additional towers from NII. During the year ended December 31, 2005, we acquired 20 towers from NII in Mexico and Brazil for approximately $2.2 million, and as of December 31, 2005, had acquired an aggregate of 728 towers for a total purchase price of approximately $122.2 million. We have the option to purchase additional tower sites from NII in Mexico and Brazil through 2007. We expect to fund any additional acquisitions using funds from operations.

Dispositions

From January 1, 2004 through December 31, 2005, we received approximately $38.9 million of proceeds from selling non-core assets and businesses. In our rental and management segment, we sold 59 non-core tower assets for approximately $11.6 million and sold five office buildings for approximately $7.5 million. In our network development services segment, we sold substantially all the net assets of Kline Iron & Steel Co., Inc. (Kline), our steel fabrication and tall tower design business, for approximately $4.0 million in cash, subject to a post closing working capital adjustment, and sold our tower construction services business for total consideration of approximately $9.1 million, consisting of cash and the assumption of certain capital lease obligations by the purchaser.

Financing Transactions

During the year ended December 31, 2005, we improved our financial flexibility by refinancing our existing debt with less restrictive, lower cost capital, which increased our liquidity and our ability to return value to our stockholders. Significant transactions included those set forth below. For more information about our financing transactions, see note 7 to our consolidated financial statements included in this annual report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

New Credit Facilities. In October 2005, we refinanced the two existing credit facilities of our principal operating subsidiaries. We replaced the existing American Tower $1.1 billion senior secured credit facility with a new $1.3 billion senior secured credit facility and replaced the existing SpectraSite $900.0 million senior secured credit facility with a new $1.15 billion senior secured credit facility. As a result of the refinancing, we reduced the interest rate on our credit facilities and increased our unused borrowing capacity under our credit facilities to approximately $977.2 million.

Repurchases, Redemptions and Conversions of Debt Securities. During the year ended December 31, 2005, consistent with our strategy of replacing our higher cost, more restrictive debt with less expensive, less restrictive capital, we repurchased, redeemed and converted approximately $605.7 million face amount of our outstanding debt securities, including the repurchase of $270.6 million face amount ($177.8 million accreted value, net of $10.1 million fair value allocated to warrants) of the ATI 12.25% senior subordinated discount notes due 2008 (ATI 12.25% Notes), the redemption of $274.9 million principal amount of our 9 3/8% senior notes due 2009 (9 3/8% Notes) and the conversion of $57.1 million principal amount of our 3.25% convertible notes due August 15, 2012 (3.25% Notes). In addition, in December 2005, we issued a notice for the redemption of the remaining outstanding $227.7 million face amount of ATI 12.25% Notes, which we redeemed on February 1, 2006. Upon completion of this redemption, no ATI 12.25% Notes remained outstanding.

Stock Repurchase Program. In November 2005, we announced that our Board of Directors had approved a stock repurchase program to repurchase up to $750.0 million of our Class A common stock through December 2006. To facilitate repurchases, we entered into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. As of December 31, 2005, we had repurchased 2.8 million shares of Class A common stock for an aggregate of $76.6 million. Between January 1, 2006 and March 9, 2006, we repurchased an additional 3.9 million shares of Class A common stock for an aggregate of $117.4 million.

ATC International Transactions

ATC Mexico Holding Corp. During 2004, we repurchased a 12.0% interest in ATC Mexico from certain stockholders of ATC Mexico, including J. Michael Gearon, Jr. (Mr. Gearon) and William H. Hess (Mr. Hess), executive officers of the Company. We now own 100% of ATC Mexico as a result of these repurchases.

In April 2004, we repurchased an 8.8% interest in ATC Mexico from Mr. Gearon. In the first quarter of 2004, Mr. Gearon exercised his previously disclosed right to require us to purchase his interest in ATC Mexico. In consideration for his interest in ATC Mexico, we issued to Mr. Gearon 2,203,968 shares of our Class A common stock and paid $3.7 million in cash, representing 80% of the aggregate purchase price for Mr. Gearon’s interest. The 2,203,968 shares issued to Mr. Gearon had an aggregate market value on the date of issuance of $24.8 million. Payment of the remaining 20% of the purchase price of $7.3 million, plus interest, was contingent upon ATC Mexico satisfying certain performance criteria. In February 2005, our Board of Directors determined that the performance criteria had been satisfied, and we paid Mr. Gearon $7.7 million in cash. Our Board approved the determination of the fair market value of Mr. Gearon’s interest with the assistance of an independent financial advisor.

In October 2004, we repurchased a 3.2% interest in ATC Mexico from certain employees, including Mr. Hess. In the first quarter of 2004, these employees exercised options to purchase an aggregate of 318 shares of ATC Mexico under the ATC Mexico Stock Option Plan. In October 2004, these employees exercised their previously disclosed rights to require us to purchase their collective 3.2% interest in ATC Mexico. In consideration for their interests in ATC Mexico, we issued to these employees (including Mr. Hess) an aggregate of 1,155,678 shares of our Class A common stock, representing 80% of the aggregate purchase price for their collective interests. The 1,155,678 shares issued to these employees had an aggregate market value on the date of issuance of $18.5 million. Payment of the remaining 20% of the purchase price of 218,566 shares of Class A common stock was contingent upon ATC Mexico satisfying certain performance criteria. In February 2005, our Board of Directors determined that the performance criteria had been satisfied, and we issued to these employees (including Mr. Hess) 159,836 shares of our Class A common stock, net of 58,730 shares of Class A common stock retained by us to satisfy employee tax withholding obligations. On the date of issuance, the aggregate market value of these 218,566 shares was $3.9 million. Our Board approved the determination of the fair market value of the interests held by these employees with the assistance of an independent financial advisor.

ATC South America Holding Corp. During 2004 and 2005, ATC South America issued shares of its common stock to certain employees, including Messrs. Gearon and Hess, and in 2005, we reacquired certain of these shares of ATC South America from these employees. As of December 31, 2005, we owned 90.7% of ATC South America.

In March 2004, we consummated a previously disclosed arrangement with Mr. Gearon pursuant to which he purchased an approximate 1.6% equity interest in ATC South America for approximately $1.2 million in cash. Pursuant to the arrangement, Mr. Gearon could require us to purchase his interest in ATC South America, for its then fair market value, after December 31, 2004 or upon certain events as set forth in the stockholder agreement with Mr. Gearon. In October 2005, Mr. Gearon exercised this right to require us to repurchase his interest in ATC South America. In February 2006, our Board of Directors approved the determination of the fair market value of Mr. Gearon’s interest in ATC South America with the assistance of an independent financial advisor, and we expect to pay Mr. Gearon $3.7 million in cash in consideration for his 1.6% interest in ATC South America.

As part of Mr. Gearon’s investment, ATC South America’s Board of Directors also approved the formation of the ATC South America Stock Option Plan, which provides for the issuance of options to officers, employees, directors and consultants of ATC South America to purchase up to an aggregate 10.3% interest in ATC South America. In the first quarter of 2004, ATC South America granted options to purchase 6,024 shares of ATC South America common stock to officers and employees, including Messrs. Gearon and Hess, who received options to purchase shares representing a 6.7% and 1.6% interest, respectively. The exercise price is $1,349 per share, which was determined to be the fair market value per share on the date of issuance based on an independent appraisal performed at our request. In October 2005, in connection with the exercise by Mr. Gearon of his right to require us to purchase his interest in ATC South America, these options vested in full and were exercised. Upon exercise of these options, the holders received 4,428 shares of ATC South America, net of 1,596 shares retained by us to satisfy employee tax withholding obligations. These holders may require us to purchase their shares of ATC South America at their then fair market value six months following their issuance, which date will occur in April 2006. We anticipate that our repurchase obligation with respect to these shares in April 2006 will be approximately $19 million.

Regulatory Matters

Towers and Antennas. Both the Federal Communications Commission (FCC) and the Federal Aviation Administration (FAA) regulate towers used for wireless communications and radio and television broadcasting. These regulations govern the siting, lighting, marking and maintenance of towers. Depending on factors such as tower height and proximity to public airfields, the construction of new towers or modifications to existing towers may require pre-approval by the FAA. Towers requiring FAA approval must be registered with the FCC and must be painted and lighted in accordance with the FAA’s standards. The FAA review and the FCC registration processes are prerequisites to use of the tower by FCC licensees, as well as our other customers. Tower owners are responsible for notifying the FAA of any tower lighting outages or malfunctions and for timely repairing lighting outages or malfunctions. Tower owners also must notify the FCC when ownership of a tower changes. We generally indemnify our customers against non-compliance with applicable standards. Non-compliance with applicable tower-related requirements may lead to monetary penalties.

The FCC considers the construction of a new tower or the addition of a new antenna to an existing site (including building rooftops and watertanks) to be a federal undertaking subject to prior environmental review and approval under the National Environmental Policy Act of 1969 (NEPA), which obligates federal agencies to evaluate the environmental impacts of undertakings to determine whether they may significantly affect the environment. The FCC has issued regulations implementing NEPA as well as the National Historic Preservation Act and the Endangered Species Act. These regulations obligate each FCC applicant or licensee to investigate potential environmental and other effects of operations and to disclose any significant impacts in an environmental assessment prior to constructing a tower or adding a new antenna to a site. If a tower or new antenna may have a significant impact on the environment, FCC approval of the tower or antenna could be significantly delayed.

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

We are subject to local and county zoning restrictions and restrictive covenants imposed by local authorities or community developers. These regulations vary greatly, but typically require tower owners and/or licensees to obtain approval from local officials or community standards organizations prior to tower construction or the addition of a new antenna to an existing tower. Local zoning authorities and community residents often are opposed to construction in their communities, which can delay or prevent new tower construction, new antenna installation or site upgrade projects, thereby limiting our ability to respond to customer demand. In addition, zoning regulations can increase costs associated with new tower construction and the addition of new antennas to a site. Existing regulatory policies may adversely affect the associated timing or cost of such projects and additional regulations may be adopted which increase delays or result in additional costs to us. These factors could adversely affect our construction activities and operations.

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

We, and our customers, also may be required to obtain permits, comply with regulatory requirements, and make certain informational filings related to hazardous substances used at our sites. Violations of these types of regulations could subject us to fines and/or criminal sanctions. In October 2001, we paid $150,000 in civil penalties and entered into a settlement agreement that expires in 2006 related to certain alleged environmental permitting and filing violations in the County of Santa Clara, California.

In November 2005, we finalized a Facilities Audit Agreement with the United States Environmental Protection Agency (EPA) pursuant to the EPA’s voluntary audit and disclosure policy. Under the Facilities Audit Agreement, we have agreed to audit by February 2007 the tower sites in our portfolio as of July 2005 (i.e., legacy American Tower sites, but not SpectraSite sites) for compliance with the notice and record-keeping requirements under the Emergency Protection and Community Right to Know Act (EPCRA), the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We will inform the EPA of any violations of the above-referenced statutes at a given tower site and take steps to cure the violations. The Facilities Audit Agreement provides for stipulated penalties for violations under EPCRA and, for violations under the remaining statutes, we will pay a penalty based on our economic benefit of non-compliance. We do not expect that the aggregate penalties payable under the Facilities Audit Agreement will be material to our financial condition or results of operations.

Health and Safety. We are subject to the Occupational Safety and Health Act and similar guidelines regarding employee protection from radio frequency exposure. Our field personnel are subject to regulation by the Occupational Safety and Health Administration (OSHA) and equivalent state agencies concerning health and safety matters.

Competition and Customer Demand

Rental and Management

Our rental and management segment competes with other national and regional tower companies (such as Crown Castle International Corp., Global Signal Inc. and SBA Communications Corp.), wireless carriers and broadcasters that own and operate their own tower networks and lease tower space to third parties, numerous independent tower owners and the owners of non-communications tower sites, including rooftops, utility towers, water towers and other alternative structures. We believe that site location and capacity, price and quality of service historically have been and will continue to be the most significant competitive factors affecting owners, operators and managers of communications sites.

Customer demand for our rental and management segment is also affected by the emergence and growth of new technologies. Technologies that make it possible for wireless carriers to expand their use of existing infrastructure could reduce customer demand for our communications sites. The increased use of spectrally efficient air-link technologies, such as lower-rate vocoders, which potentially can relieve some network capacity problems, could reduce the demand for tower-based antenna space.

In addition, any increase in the use of network sharing or roaming or resale arrangements by wireless service providers also could adversely affect customer demand for tower space. These arrangements, which are essentially extensions of traditional roaming agreements, enable a provider to serve customers outside its license area, to give licensed providers the right to enter into arrangements to serve overlapping license areas, and to permit non-licensed providers to enter the wireless marketplace. Consolidation among wireless carriers, such as the October 2004 merger between Cingular Wireless and AT&T Wireless and the August 2005 merger between Sprint PCS and Nextel, could have a similar impact on customer demand for our tower sites because the existing networks of many wireless carriers overlap. Although we do not expect the Cingular/AT&T Wireless merger or the Sprint PCS/Nextel merger to have a material adverse effect on our results of operations, significant consolidation among wireless carriers may adversely affect demand for our tower sites and, accordingly, our revenues and cash flows.

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

Employees

As of December 31, 2005, we employed 904 full-time individuals and consider our employee relations to be satisfactory.

Available Information

Our Internet website address is www.americantower.com. Information contained on our website is not incorporated by reference into this annual report, and you should not consider information contained on our website as part of this annual report. You may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Investors portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

We have adopted a written code of conduct that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The code of conduct, our corporate governance guidelines, and the charters of the audit, compensation, and nominating and corporate governance committees of our Board of Directors, are available at the Investors portion of our website. In the event we amend, or provide any waivers from, the provisions of this code of conduct, we intend to disclose these events on our website as required by the regulations of the New York Stock Exchange and applicable law.

In addition, paper copies of these documents may be obtained free of charge by writing us at the following address: 116 Huntington Avenue, Boston, Massachusetts 02116, Attention: Investor Relations; or by calling us at (617) 375-7500.

ITEM 1A. RISK	FACTORS

Decrease in demand for tower space would materially and adversely affect our operating results and we cannot control that demand.

Many of the factors affecting the demand for wireless communications tower space, and to a lesser extent our network development services business, could adversely affect our operating results. Those factors include:

•	a decrease in consumer demand for wireless services due to general economic conditions or other factors;

•	the financial condition of wireless service providers;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures;

•	the growth rate of wireless communications or of a particular wireless segment;

•	governmental licensing of spectrum;

•	mergers or consolidations among wireless service providers;

•	increased use of network sharing, roaming or resale arrangements by wireless service providers;

•	delays or changes in the deployment of 3G or other technologies;

•	zoning, environmental, health and other government regulations; and

•	technological changes.

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

Significant consolidation among our wireless service provider customers may result in reduced capital expenditures in the aggregate because the existing networks of many wireless carriers overlap, as do their expansion plans. For example, as a result of the recently completed mergers between Cingular Wireless and AT&T Wireless and between Sprint PCS and Nextel, both Cingular Wireless and Sprint Nextel are exploring ways of rationalizing portions of their combined, yet technologically separate, wireless networks. Certain parts of their merged networks may be deemed to be duplicative and these customers may attempt to eliminate these duplications. Our future results may be negatively impacted if a significant number of these contracts are eliminated from our ongoing contractual revenues. Similar consequences might occur if wireless service providers engage in extensive sharing, roaming or resale arrangements as an alternative to leasing our antenna space.

In January 2003, the FCC eliminated its spectrum cap, which prohibited wireless carriers from owning more than 45 MHz of spectrum in any given geographical area. The FCC has also eliminated the cross-interest rule for metropolitan areas, which limited an entity’s ability to own interests in multiple cellular licenses in an overlapping geographical service area. Also, in May 2003, the FCC adopted new rules authorizing wireless radio services holding exclusive licenses to freely lease unused spectrum. These regulatory changes may encourage consolidation among wireless carriers, which, if it resulted in a loss of one or more of our major customers, could materially decrease our revenues and cash flows.

Substantial leverage and debt service obligations may adversely affect us.

We have a substantial amount of indebtedness. As of December 31, 2005, we had approximately $3.6 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. As of December 31, 2005, approximately 41% of our outstanding indebtedness bore interest at floating rates (approximately 21%, after giving effect to the interest rate swap agreements used to manage exposure to variable rate interest obligations on our credit facilities). As a result, our interest payment obligations on such indebtedness will increase if interest rates increase. Subject to certain restrictions under our existing indebtedness, we may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

Our credit facilities and the indentures governing the terms of our debt securities contain restrictive covenants. Our credit facilities also contain requirements that the borrowers under each facility comply with certain leverage and other financial tests. These covenants and requirements limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness, engaging in various types of transactions, including mergers and sales of assets, and paying dividends and making distributions or other restricted payments. These covenants could place us at a disadvantage compared to some of our competitors which may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, merger and acquisition or other opportunities.

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

Our business operations in Mexico and Brazil, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. For the year ended December 31, 2005, approximately 13% of our consolidated revenues were generated by our international operations (assuming our merger with SpectraSite, Inc. occurred on January 1, 2005). We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	laws and regulations that restrict repatriation of earnings or other funds;

•	difficulty in recruiting trained personnel; and

•	language and cultural differences.

In addition, we face risks associated with changes in foreign currency exchange rates. While most of the contracts for our international operations are denominated in the U.S. dollar, others are denominated in the Mexican Peso or the Brazilian Real. We have not historically engaged in significant hedging activities relating to our non-U.S. dollar operations, and we may suffer future losses as a result of adverse changes in currency exchange rates.

A substantial portion of our revenue is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. For the year ended December 31, 2005, after giving effect to our merger with SpectraSite, Inc. (assuming the merger occurred on January 1, 2005):

•	Five customers accounted for approximately 59% of our revenues;

•	Cingular Wireless accounted for approximately 19% of our revenues;

•	Sprint Nextel (assuming the merger of Sprint PCS and Nextel occurred on January 1, 2005) accounted for approximately 17% of our revenues (approximately 22% including Sprint Nextel partners and affiliates); and

•	Verizon Wireless accounted for approximately 10% of our revenues.

Our largest international customer is Iusacell Celular, which accounted for approximately 3% of our total revenues for the year ended December 31, 2005 (assuming our merger with SpectraSite, Inc. occurred on January 1, 2005). Iusacell is an affiliate of TV Azteca, which owns a minority interest in Unefon, which is our second largest customer in Mexico and accounted for approximately 2% of our total revenues for the year ended December 31, 2005 (assuming our merger with SpectraSite, Inc. occurred on January 1, 2005). In addition, we received $14.2 million in interest income, net, from TV Azteca for the year ended December 31, 2005.

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

Iusacell Celular is our largest customer in Mexico and accounted for approximately 3% of our total revenues for the year ended December 31, 2005 (assuming our merger with SpectraSite, Inc. occurred on January 1, 2005). Iusacell has been in default under certain of its debt obligations and involved in litigation with certain of its creditors. While Iusacell reported in January 2006 that it has reached an agreement in principle with its creditors to restructure its debt obligations, if the restructuring is not completed, Iusacell files for bankruptcy, or the creditor litigation has an adverse impact on Iusacell’s overall liquidity, it could interfere with Iusacell’s ability to meet its operating obligations, including rental payments under our leases with them.

We may not realize the intended benefits of our merger with SpectraSite, Inc. if we are unable to integrate SpectraSite’s operations, wireless communications tower portfolio, customers and personnel in a timely and efficient manner, which could adversely affect our business and the value of our Class A common stock.

Achieving the benefits of our merger with SpectraSite, Inc. depends in part on the integration of our operations, wireless communications tower portfolios and personnel with those of SpectraSite in a timely and efficient manner and the ability of the combined company to realize the anticipated synergies from this integration. Integration may be difficult and unpredictable for many reasons, including, among others, the size of SpectraSite’s wireless communications tower portfolio and because SpectraSite’s and our internal systems and processes were developed without regard to such integration. Our successful integration with SpectraSite requires coordination of different personnel, which may be difficult and unpredictable because of possible cultural conflicts and differences in policies, procedures and operations between the companies and the different geographical locations of the companies. Our successful integration also requires attention to and maintenance of our business relationships with current customers, which if compromised, would result in disruptions to our business. If we cannot successfully integrate SpectraSite’s operations, wireless communications tower portfolio, customers and personnel, we may not realize the expected benefits of the merger, which could adversely affect the combined company’s business and could adversely affect the value of our Class A common stock. In addition, the integration of our business with SpectraSite may place a significant burden on management and its internal resources. The diversion of management’s attention from ongoing business concerns and any difficulties encountered in the transition and integration process could harm our business and financial results of the combined company and the value of our Class A common stock.

We expect to incur substantial expenses related to the integration of SpectraSite.

We expect to incur substantial expenses in connection with the integration of the business, policies, procedures, operations and systems of SpectraSite. While we have integrated many of the companies’ systems and administrative activities to date, we do not expect to complete our integration efforts until the second quarter of 2006. If we fail to meet the challenges involved in integrating the companies’ business and operations, or we are unable to do so on a timely basis, it could result in substantial additional expenses and harm to the combined company. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses.

New technologies could make our tower leasing business less desirable to potential tenants and result in decreasing revenues.

The development and implementation of new technologies designed to enhance the efficiency of wireless networks could reduce the use and need for tower-based wireless services transmission and reception and have the effect of decreasing demand for tower space. Examples of such technologies include technologies that enhance spectral capacity, such as lower-rate vocoders, which can increase the capacity at existing sites and reduce the number of additional sites a given carrier needs to serve any given subscriber base. In addition, the emergence of new technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of video services by direct broadcast satellites could adversely affect demand for our antenna space. The development and implementation of any of these and similar technologies to any significant degree could have an adverse effect on our operations.

We could have liability under environmental laws.

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state and local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As owner, lessee or operator of many thousands of real estate sites underlying our towers, we may be liable for substantial costs of remediating soil and groundwater contaminated by hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of or were responsible for the contamination. Many of these laws and regulations contain information reporting and record keeping requirements. We cannot assure you that we are at all times in complete compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The current cost of complying with these laws (including amounts we expect to pay the EPA pursuant to the Facilities Audit Agreement) is not material to our financial condition or results of operations. However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to government regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

We are subject to federal, state, local and foreign regulation of our business, including regulation by the FAA, the FCC, the EPA and OSHA. Both the FCC and the FAA regulate towers used for wireless communications and radio and television antennas and the FCC separately regulates transmitting devices operating on towers. Similar regulations exist in Mexico, Brazil and other foreign countries regarding wireless communications and the operation of communications towers. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site, or site upgrades, thereby limiting our ability to respond to customer demands and requirements. Existing regulatory policies may adversely affect the associated timing or cost of such projects and additional regulations may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could adversely affect our operations.

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

Our competition includes:

•	national and regional tower companies;

•	wireless carriers that own towers and lease antenna space to other carriers;

•	site development companies that purchase antenna space on existing towers for wireless carriers and manage new tower construction; and

•	alternative site structures (e.g., building rooftops, billboards and utility poles).

If we are unable to protect our rights to the land under our towers, it could adversely affect our business and operating results.

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to operate our towers and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites. Further, we may not be able to renew ground leases on commercially viable terms. Approximately 85% of the owned communications sites in our portfolio as of December 31, 2005 are located on leased land. Approximately 85% of these sites are on land where our property interests in such land have a final expiration date of 2015 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse affect on us.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. If we are unable or choose not to exercise our rights to purchase towers under these agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated. For example, our SpectraSite subsidiary has entered into lease or sublease agreements with affiliates of SBC Communications (SBC) with respect to approximately 2,500 towers pursuant to which SpectraSite has the option to purchase the sites upon the expiration of the lease or sublease beginning in 2013. The aggregate purchase option price for the SBC towers was approximately $282.4 million as of December 31, 2005, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In addition, we have entered into a similar agreement with ALLTEL with respect to approximately 1,776 towers, for which we have an option to purchase the sites upon the expiration of the lease or sublease beginning in 2016. The aggregate purchase option price for the ALLTEL towers was approximately $56.2 million as of December 31, 2005, and will accrete at a rate of 3% per annum. We may not have the required available capital to exercise our right to purchase these or other lease or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our financial results could be adversely affected.

Our towers may be affected by natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage.

Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen damage. Any damage or destruction to our towers as a result of these or other risks would impact our ability to provide services to our customers and could impact our results of operation and financial condition. For example, as a result of the severe hurricane activity in 2005, approximately 25 of our broadcast and wireless communications sites in the southeastern United States and Mexico suffered material damage and many more suffered lesser damage. While we maintain insurance, including business interruption insurance, for our towers against these risks, we may not have adequate insurance to cover the associated costs of repair or reconstruction. Further, such business interruption insurance may not adequately cover all of our lost revenues, including potential revenues from new tenants that could have been added to our towers but for the damage. If we are unable to provide services to our customers as a result of damages to our towers, it could lead to customer loss, resulting in a corresponding adverse effect on our business, results of operations and financial condition.

Our costs could increase and our revenues could decrease due to perceived health risks from radio emissions, especially if these perceived risks are substantiated.

Public perception of possible health risks associated with cellular and other wireless communications media could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks could slow the market acceptance of wireless communications services and increase opposition to the development and expansion of tower sites. The potential connection between radio frequency emissions and certain negative health effects has been the subject of substantial study by the scientific community in recent years, and numerous health-related lawsuits have been filed against wireless carriers and wireless device manufacturers. If a scientific study or court decision resulted in a finding that radio frequency emissions posed health risks to consumers, it could negatively impact the market for wireless services, as well as our wireless carrier customers, which would adversely effect our operations, costs and revenues. We do not maintain any significant insurance with respect to these matters.

The bankruptcy proceeding of our Verestar subsidiary exposes us to risks and uncertainties.

Our wholly owned subsidiary, Verestar, Inc., filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against us for breaches by Verestar of those contracts as to which we are primarily or secondarily liable as a guarantor (which we do not expect to exceed $3.2 million). In addition, in July 2005, the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) filed a complaint in the U.S. District Court for the Southern District of New York against us and certain of our and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against us. (The case initially filed in the District Court has since been transferred to the Bankruptcy Court, and both cases are now pending as a single, consolidated case before the same Bankruptcy judge.) Pursuant to the complaints, the Committee is seeking unspecified compensatory damages of not less than $150.0 million, punitive damages and various costs and fees. The outcome of this complex litigation cannot be predicted by us with certainty, is dependent upon many factors beyond our control, and could take several years to resolve. If any such claims are successful, however, they could have a material adverse impact on our financial position and results of operations. For more information regarding the Verestar bankruptcy and related litigation, please see Item 3 of this annual report under the caption “Legal Proceedings” and note 9 to our consolidated financial statements included in this annual report.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are located in Boston, Southborough and Woburn, Massachusetts; Atlanta, Georgia; Cary, North Carolina; Mexico City, Mexico; and Sao Paulo, Brazil. Details of each of these offices are provided below:

Location	Function	Size (square feet)	Property Interest
Boston, MA	Corporate Headquarters and US Tower Division Headquarters	19,600	Leased

Southborough, MA	Information Technology Data Center	13,900	Leased

Woburn, MA	US Tower Division, Lease Administration and Broadcast Division Headquarters	42,300	Owned	(1)

Atlanta, GA	US Tower Division, Accounting Services and Network Development Services Division Headquarters American Tower International Headquarters	22,700 2,650	Leased Leased

Cary, North Carolina	US Tower Division, New Site Development and Services Headquarters	20,000	Owned	(2)

Mexico City, Mexico	Mexico Headquarters	11,000	Leased

Sao Paulo, Brazil	Brazil Headquarters	5,200	Leased

(1)	The facility in Woburn contains a total of 163,000 square feet of space. Except for the 42,300 square feet of space occupied by our lease administration office and our broadcast division, the space in the facility is leased to unaffiliated tenants.
(2)	The facility in Cary contains a total of 110,000 square feet of space. Our operations in Cary currently occupy approximately 20,000 square feet of space. We have signed a letter of intent to sell our facility in Cary. Following the sale of the facility, we expect to lease approximately 14,000 square feet of space from the new owner.

In addition to the principal offices set forth above, we maintain 14 regional area offices in the United States through which we operate our tower leasing and services businesses on a local basis. We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.

Our interests in our communications sites are comprised of a variety of ownership interests, leases created by long-term lease agreements, easements, licenses or rights-of-way granted by government entities. Pursuant to our credit facilities, our lenders have liens on, among other things, all towers, leasehold interests, tenant leases and contracts relating to the management of towers for others. A typical tower site consists of a compound enclosing the tower site, a tower structure, and an equipment shelter that houses a variety of transmitting, receiving and switching equipment. There are three principal types of towers: guyed, self-supporting lattice, and monopole.

•	A guyed tower includes a series of cables attaching separate levels of the tower to anchor foundations in the ground. A guyed tower can reach heights of up to 2,000 feet. A guyed tower site for a typical broadcast tower can consist of a tract of land of up to 20 acres.

•	A lattice tower is typically tapered from the bottom up and usually has three or four legs. A lattice tower can reach heights of up to 1,000 feet. Depending on the height of the tower, a lattice tower site for a wireless communications tower can consist of a tract of land of 10,000 square feet for a rural site or less than 2,500 square feet for a metropolitan site.

•	A monopole is a tubular structure that is used primarily to address space constraints or aesthetic concerns. Monopoles typically have heights ranging from 50 to 200 feet. A monopole tower site of the kind typically used in metropolitan areas for a wireless communications tower can consist of a tract of land of less than 2,500 square feet.

Of the approximately 22,000 owned communications sites in our portfolio as of December 31, 2005, approximately 85% are located on leased land. Ground leases for land underlying our towers generally have an initial term of five years with three or four additional automatic renewal periods of five years, for a total of twenty to twenty-five years. As a result, approximately 85% of the land leases for our sites have a final expiration date of 2015 and beyond.

ITEM 3. LEGAL	PROCEEDINGS

As previously reported, our Verestar, Inc. (Verestar) subsidiary filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. In connection with the bankruptcy filing, we asserted certain claims against Verestar as an unsecured creditor. In June 2004, the Bankruptcy Court approved a stipulation between Verestar and the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) that permits the Committee to file claims on behalf of Verestar against us, our affiliates and certain of our and Verestar’s current and former officers and directors. The Committee requested and received authorization from the Bankruptcy Court to take discovery of us and certain of Verestar’s current and former officers and directors. We produced various documents and a limited number of depositions were conducted by the Committee. In July 2005, the Committee filed a complaint in the U.S. District Court for the Southern District of New York against us and certain of our and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against us. (The case initially filed in the District Court has since been transferred to the Bankruptcy Court, and both cases are now pending as a single, consolidated case before the same Bankruptcy judge.) We may be obligated or may agree to indemnify certain of the defendants named in the litigation. The complaint originally filed in the District Court asserts various causes of action against the defendants, including declaratory judgment for alter ego, breach of fiduciary duty, conversion, conspiracy, tortious interference with contract and business relations, deepening insolvency, and avoidance and recovery of fraudulent transfers and preferential transfers. In connection with those claims, the Committee is seeking unspecified compensatory damages of not less than $150.0 million, punitive damages and various costs and fees. The complaint originally filed in the Bankruptcy Court includes an objection to our claims against Verestar and seeks to recharacterize and equitably subordinate those claims. That complaint also seeks substantive consolidation of our assets and liabilities with Verestar’s assets and liabilities. During 2005, the Company, together with the individual defendants, filed motions to dismiss certain claims asserted in the complaints. In February 2006, the Bankruptcy Court heard oral arguments on the motions to dismiss, but has not yet decided any of the motions. The outcome of this complex litigation cannot be predicted by us with certainty, is dependent upon many factors beyond our control, and could take several years to resolve. In the opinion of management, the resolution of the claims made against us by the Committee will not likely have a material adverse effect on our consolidated financial position, results of operations or liquidity.

As previously disclosed, in June 2005, the Antitrust Division of the Department of Justice issued Civil Investigative Demands relating to our merger with SpectraSite, Inc., seeking information and documents from both us and SpectraSite. The Antitrust Division has the authority to require divestitures of assets by us and to seek to impose restrictions on our conduct of business following the merger to address alleged competitive concerns. We and SpectraSite cooperated with the Antitrust Division to provide the requested information and documents, and on October 24, 2005, the Antitrust Division notified us that it had closed its investigation of the merger.

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

The following table presents reported quarterly high and low per share sale prices of our Class A common stock on the New York Stock Exchange (NYSE) for the years 2005 and 2004.

2005	High	Low
Quarter ended March 31	$19.28	$17.30
Quarter ended June 30	21.16	16.28
Quarter ended September 30	25.20	20.70
Quarter ended December 31	28.33	22.73

2004	High	Low
Quarter ended March 31	$13.12	$9.89
Quarter ended June 30	16.00	11.13
Quarter ended September 30	15.85	13.10
Quarter ended December 31	18.75	15.19

On March 9, 2006, the closing price of our Class A common stock was $29.83 per share as reported on the NYSE. As of March 9, 2006, we had 419,677,495 outstanding shares of Class A common stock and 687 registered holders.

In February 2004, all outstanding shares of our Class B common stock were converted into shares of our Class A common stock on a one-for-one basis pursuant to the occurrence of the “Dodge Conversion Event” as defined in our charter. Also in February 2004, all outstanding shares of Class C common stock were converted into shares of Class A common stock on a one-for-one basis. In August 2005, we amended and restated our charter to, among other things, eliminate our Class B common stock and Class C common stock.

The information under “Securities Authorized for Issuance Under Equity Compensation Plans” from the Definitive Proxy Statement is hereby incorporated by reference into Item 12 of this annual report.

Dividends

We have never paid a dividend on any class of our common stock. We anticipate that we may retain future earnings, if any, to fund the development and growth of our business. The indentures governing our 7.50% senior notes due 2012 (7.50% Notes) and our 7.125% senior notes due 2012 (7.125% Notes) may prohibit us from paying dividends to our stockholders unless we satisfy certain financial covenants.

Our credit facilities and the indentures governing the terms of our debt securities contain covenants that may restrict the ability of our subsidiaries from making to us any direct or indirect distribution, dividend or other payment on account of their limited liability company interests, partnership interests, capital stock or other equity interests. Under our credit facilities, the borrower subsidiaries may pay cash dividends or make other distributions to us in accordance with the applicable credit facility only if no default exists or would be created thereby. The indenture governing the terms of the ATI 7.25% senior subordinated notes due 2011 (ATI 7.25% Notes) prohibit ATI and certain of our other subsidiaries that have guaranteed those notes (sister guarantors) from paying dividends and making other payments or distributions to us unless certain financial covenants are satisfied. The indentures governing the terms of our 7.50% Notes and 7.125% Notes also contain certain restrictive covenants, which prohibit the restricted subsidiaries under these indentures from paying dividends and making other payments or distributions to us unless certain financial covenants are satisfied. For more information about the restrictions under our credit facilities and our notes indentures, see note 7 to our consolidated financial statements included in this annual report and the section entitled “Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

Recent Sales of Unregistered Securities

During the year ended December 31, 2005, we issued an aggregate of 4,670,335 shares of our Class A common stock upon conversion of $57.1 million principal amount of our 3.25% Notes. Pursuant to the terms of the indenture, the holders of the 3.25% Notes received 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. The shares were issued to the noteholders in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances. In connection with the conversion, we paid such holders an aggregate of $4.9 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of the future interest payments on the notes. Subsequent to December 31, 2005, we issued shares of Class A common stock upon conversions of additional 3.25% Notes, as set forth in Item 9B of this annual report under the caption “Other Information.”

During the year ended December 31, 2005, we issued an aggregate of 398,412 shares of our Class A common stock upon exercises of 55,729 warrants assumed in our merger with SpectraSite, Inc. In August 2005, in connection with our merger with SpectraSite, Inc., we assumed approximately 1.0 million warrants to purchase shares of SpectraSite, Inc. common stock. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase 7.15 shares of Class A common stock at an exercise price of $32 per warrant. Net proceeds from these warrant exercises were approximately $1.8 million. The shares of Class A common stock issued to the warrantholders upon exercise of the warrants were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances. Subsequent to December 31, 2005, we issued shares of Class A common stock upon exercises of additional warrants, as set forth in Item 9B of this annual report under the caption “Other Information.”

Issuer Purchases of Equity Securities

In November 2005, we announced that our Board of Directors had approved a stock repurchase program pursuant to which we intend to repurchase up to $750.0 million of our Class A common stock through December 2006. During the fourth quarter of 2005, we repurchased 2,836,519 shares of our Class A common stock for an aggregate of $76.6 million pursuant to our stock repurchase program, as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(In millions)
11/17/05 – 11/30/05	874,306	$26.25	874,306	$727.0
12/1/05 – 12/31/05	1,962,213	$27.29	1,962,213	$673.4

Total Fourth Quarter	2,836,519	$26.97	2,836,519	$673.4

(1)	All issuer repurchases were made pursuant to the stock repurchase program publicly announced in November 2005. Pursuant to the program, we intend to repurchase up to $750.0 million of our Class A common stock during the period November 2005 through December 2006. Under the program, our management is authorized to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we entered into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The program may be discontinued at any time.

Since December 31, 2005, we have continued to repurchase shares of our Class A common stock pursuant to our stock repurchase program. Between January 1, 2006 and March 9, 2006, we repurchased 3.9 million shares of Class A common stock for an aggregate of $117.4 million pursuant to the stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected financial data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes to those consolidated financial statements included in this annual report.

Our continuing operations are reported in two segments: rental and management and network development services. In accordance with generally accepted accounting principles, the consolidated statements of operations for all periods presented in this “Selected Financial Data” have been adjusted to reflect certain businesses as discontinued operations (see note 3 to our consolidated financial statements included in this annual report).

Year-to-year comparisons are significantly affected by our acquisitions, dispositions and, to a lesser extent, construction of towers. Our merger with SpectraSite, Inc., which closed in August 2005, significantly impacts the comparability of reported results between periods. Our principal acquisitions and dispositions are described in “Business—Recent Transactions” and in the notes to our consolidated financial statements included in this annual report.

Year Ended December 31,
2005	2004	2003	2002	2001
(In thousands, except per share data)
Statements of Operations Data:
Revenues
Rental and management	$929,762	$684,422	$619,697	$544,906	$431,051
Network development services	15,024	22,238	12,796	32,888	85,063

Total operating revenues	944,786	706,660	632,493	577,794	516,114

Operating expenses:
Rental and management	306,148	237,312	236,680	242,801	221,759
Network development services	11,981	18,801	9,493	29,214	69,371
Depreciation, amortization and accretion(1)	411,254	329,449	330,414	327,665	354,298
Corporate general, administrative and development expense	37,977	27,468	26,867	30,229	34,310
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense	34,232	23,876	31,656	101,372	79,496

Total operating expenses	801,592	636,906	635,110	731,281	759,234

Operating income (loss) from continuing operations	143,194	69,754	(2,617)	(153,487)	(243,120)
Interest income, TV Azteca, net	14,232	14,316	14,222	13,938	14,377
Interest income	4,402	4,844	5,255	3,496	28,372
Interest expense	(222,419)	(262,237)	(279,783)	(254,345)	(266,769)
Loss on retirement of long-term obligations	(67,110)	(138,016)	(46,197)	(8,869)	(26,336)
Other income (expense)	227	(2,798)	(8,598)	(7,004)	(27,838)

Loss from continuing operations before income taxes, minority interest and loss on equity method investments	(127,474)	(314,137)	(317,718)	(406,271)	(521,314)
Income tax (provision) benefit	(4,003)	80,176	77,796	81,141	115,841
Minority interest in net earnings of subsidiaries	(575)	(2,366)	(3,703)	(2,118)	(318)
Loss on equity method investments	(2,078)	(2,915)	(21,221)	(18,555)	(10,957)

Loss from continuing operations before cumulative effect of change in accounting principle	$(134,130)	$(239,242)	$(264,846)	$(345,803)	$(416,748)

Basic and diluted loss per common share from continuing operations before cumulative effect of change in accounting principle	$(0.44)	$(1.07)	$(1.27)	$(1.77)	$(2.18)

Weighted average common shares outstanding(2)	302,510	224,336	208,098	195,454	191,586

Other Operating Data:
Ratio of earnings to fixed charges(3)	.54	x	—	—	—	—

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash and investments)(4)	$112,701	$215,557	$275,501	$127,292	$130,029
Property and equipment, net	3,460,526	2,273,356	2,483,324	2,650,490	3,254,905
Total assets	8,768,220	5,085,972	5,290,654	5,628,317	6,801,483
Long-term obligations, including current portion	3,613,429	3,293,614	3,359,731	3,448,514	3,561,960
Total stockholders’ equity	4,526,580	1,470,953	1,610,178	1,660,858	2,811,392

(1)	As of January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). Accordingly, we ceased amortizing goodwill on January 1, 2002. The statements of operations for all periods presented, except for the year ended December 31, 2001, do not include goodwill amortization. The amortization of goodwill for the year ended December 31, 2001 was approximately $67.0 million.

(2)	We computed basic and diluted loss per common share from continuing operations before cumulative effect of change in accounting principle using the weighted average number of shares outstanding during each period presented. We have excluded shares issuable upon exercise of options and other common stock equivalents from these computations, as their effect is anti-dilutive.

(3)	For the purpose of this calculation, “earnings” consists of loss from continuing operations before income taxes, fixed charges (excluding interest capitalized), minority interest in net earnings of subsidiaries, losses from equity investments and amortization of interest capitalized. “Fixed charges” consist of interest expense, including amounts capitalized, amortization of debt discount and related issuance costs and the component of rental expense associated with operating leases believed by management to be representative of the interest factor thereon. We had a deficiency in earnings to fixed charges in each period as follows (in thousands): 2005–$125,384; 2004–$311,831; 2003–$315,903; 2002–$409,814; 2001–$535,048.

(4)	As of December 31, 2005 and 2004, no escrows are required under the terms of the credit facilities. Includes, as of December 31, 2003, approximately $170.0 million of restricted funds that were held in escrow to pay, repurchase, redeem or retire certain of our outstanding debt through January 2004. Includes, as of December 31, 2001, approximately $94.1 million of restricted funds required under the previous credit facility to be held in escrow.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosures in our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and the information set forth under the caption “Critical Accounting Policies and Estimates” on page 41.

Our continuing operations are reported in two business segments: rental and management and network development services. Management focuses on segment profit (loss) as a means to measure operating performance in these business segments. We define segment operating profit (loss) as segment revenues less segment operating expenses excluding depreciation and amortization expense, corporate general, administrative and development expense, and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. Segment profit (loss) for the rental and management segment includes interest income, TV Azteca, net (see note 16 to our consolidated financial statements).

Executive Overview

Our principal operating segment is our rental and management segment, which accounted for approximately 98.4% and 96.9% of our total revenues and approximately 99.5% and 99.3% of our segment operating profit for the years ended December 31, 2005 and 2004, respectively. The primary factors affecting the stability and growth of our revenues and cash flows for this segment are our recurring revenues from existing tenant leases and the contractual escalators in those leases, leasing additional space on our existing towers, acquiring and building additional tower sites and the degree to which any of our existing customer leases are cancelled. We continue to believe that our leasing revenue is likely to increase due to the continuing growth in the use of wireless communications services and our ability to utilize existing tower capacity. In addition, we believe the majority of our leasing activity will continue to come from wireless broadband-services customers.

The majority of our tenant leases with wireless carriers are for an initial term of five-to-ten years, with multiple five-year renewal terms thereafter. Accordingly, nearly all of the revenue generated by our rental and management segment as of the end of December 2005 is recurring revenue that we should continue to receive in future periods. In addition, most of our leases have provisions that periodically increase the rent due under the lease. These contractual escalators are typically annual and are based on a fixed percentage (generally three-to-five percent), inflation, or a fixed percentage plus inflation. Revenue generated by rate increases based on fixed escalation clauses is recognized on a straight-line basis over the non-cancelable term of the applicable agreement.

The revenues generated by our rental and management segment also may be affected by cancellations of existing customer leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multi-year contracts, which typically may not be cancelled or, in some instances, may be cancelled only upon payment of a termination fee. Accordingly, lease cancellations historically have not had a material adverse effect on the revenues generated by our rental and management segment. During 2005, tenant leases representing less than 2% of our total revenues were cancelled.

A significant majority of our revenue growth in 2005 was attributable to revenue generated from leasing space on the towers and in-building systems acquired in connection with our merger with SpectraSite, Inc. In August 2005, we completed our merger with SpectraSite, Inc., an owner and operator of approximately 7,800 wireless and broadcast towers and in-building systems in the United States. The merger was approved by our and SpectraSite’s stockholders on August 3, 2005, and the results of operations of SpectraSite have been included in our consolidated results of operations since that date. During the period August 3, 2005 through December 31, 2005, SpectraSite generated total revenues of $171.2 million and operating profit of $106.8 million.

Our revenue growth in 2005 was also attributable to incremental revenue generated by our existing communications sites. During 2005, incremental revenue attributable to those sites that existed during the entire period between January 1, 2004 and December 31, 2005, was approximately $63.3 million, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators net of straight line accounting treatment and favorable currency exchange rate changes, offset by lease cancellations.

Our ability to lease additional space on our sites is a function of the rate at which wireless carriers deploy capital to improve and expand their wireless networks and, to a lesser extent, the location of and available capacity on our existing sites. This rate, in turn, is influenced by the growth of wireless communications services and related infrastructure, the financial performance of our customers and their access to capital, and general economic conditions. We believe leasing additional space on our existing sites, including the sites acquired in connection with our merger with SpectraSite, Inc., will continue to contribute the substantial majority of our year-over-year revenue growth in 2006.

We also generate revenues by building and acquiring new communications sites. In addition to the approximately 7,800 towers and in-building systems acquired in connection with our merger with SpectraSite, Inc., we constructed or acquired 289 and 275 sites in 2005 and 2004, respectively. Because of the nature of our recurring revenues described above, our results of operations only reflect revenues generated on these sites following the respective dates of their construction or acquisition, which affects year-over-year comparisons. During 2005, revenue attributable to these 564 sites that were built or acquired between January 1, 2004 and December 31, 2005, was approximately $10.8 million.

Our rental and management segment operating expenses are comprised of two major categories: direct tower level expenses and selling, general and administrative expenses. Our direct tower level expenses consist primarily of ground rent, property taxes, repairs and maintenance and utilities. Our selling, general and administrative expenses consist of expenses to support our rental and management and network development services segments, such as sales and property management functions, and are included in our rental and management and network development services segment operating expenses. These segment level expenses exclude corporate, general and administrative expenses, which are included in corporate general, administrative and development expense. In general, our segment level selling, general and administrative expenses do not increase as a result of adding incremental customers to our sites and increase only modestly year over year. As a result, leasing space to new customers on our existing sites provides significant incremental cash flow. Our profit margin growth is, therefore, directly related to the number of new tenants added to our existing tower sites and the related rental revenue generated in a particular period.

Results of Operations

Years Ended December 31, 2005 and 2004

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2005	2004
	(In thousands)
REVENUES:
Rental and management	$929,762	$684,422	$245,340	36%
Network development services	15,024	22,238	(7,214)	(32)

Total revenues	944,786	706,660	238,126	34

OPERATING EXPENSES:
Rental and management	306,148	237,312	68,836	29
Network development services	11,981	18,801	(6,820)	(36)
Depreciation, amortization and accretion	411,254	329,449	81,805	25
Corporate general, administrative and development expense	37,977	27,468	10,509	38
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense	34,232	23,876	10,356	43

Total operating expenses	801,592	636,906	164,686	26

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense $1,492 and $1,497	14,232	14,316	(84)	(1)
Interest income	4,402	4,844	(442)	(9)
Interest expense	(222,419)	(262,237)	(39,818)	(15)
Loss on retirement of long-term obligations	(67,110)	(138,016)	(70,906)	(51)
Other income (expense)	227	(2,798)	(3,025)	(108)
Income tax (provision) benefit	(4,003)	80,176	(84,179)	(105)
Minority interest in net earnings of subsidiaries	(575)	(2,366)	(1,791)	(76)
Loss on equity method investments	(2,078)	(2,915)	(837)	(29)
Loss from discontinued operations, net	(1,935)	(8,345)	(6,410)	(77)
Cumulative effect of change in accounting principle, net	(35,525)		35,525

Net loss	$(171,590)	$(247,587)	$(75,997)	(31)%

Total Revenues

Total revenues for the year ended December 31, 2005 were $944.8 million, an increase of $238.1 million from the year ended December 31, 2004. Approximately $171.2 million of the increase was attributable to revenues generated by SpectraSite. The balance of the increase resulted from an increase in other rental and management revenue of $74.1 million, partially offset by a decrease in network development services revenue of $7.2 million.

Rental and Management Revenue

Rental and management revenue for the year ended December 31, 2005 was $929.8 million, an increase of $245.3 million from the year ended December 31, 2004. Approximately $171.2 million of the increase was attributable to revenues generated by SpectraSite. Approximately $63.3 million of the increase resulted from incremental revenue generated by communications sites that existed during the entire period between January 1, 2004 and December 31, 2005, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators net of straight-line accounting treatment and favorable currency exchange rates, offset by lease cancellations. Approximately $10.8 million of the increase resulted from revenue generated by the approximately 560 communications sites acquired and/or constructed subsequent to January 1, 2004, other than in connection with the SpectraSite merger. We believe that our rental and management revenue will increase as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless and broadcast service providers.

Network Development Services Revenue

Network development services revenue for the year ended December 31, 2005 was $15.0 million, a decrease of $7.2 million from year ended December 31, 2004. The decrease in revenue was attributable to a decline in revenues generated by our site acquisition, zoning and permitting services, primarily as a result of our strategic focus on our core site leasing business. This decrease was partially offset by an increase in revenues generated by our structural analysis services, as a result of the increased business associated with our significantly larger site portfolio following our merger with SpectraSite, Inc. As we continue to focus on and grow our site leasing business, and offer only limited services that directly support our site leasing operations and the addition of new tenants and equipment on our sites, we anticipate that our network development services revenue will continue to decrease as a percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2005 were $801.6 million, an increase of $164.7 million from the year ended December 31, 2004. The increase was attributable to an increase in depreciation, amortization and accretion expense of $81.8 million, an increase in expenses within our rental and management segment of $68.8 million, an increase in corporate general, administrative and development expense of $10.5 million, and an increase in impairments, net loss on sale of long-lived assets, restructuring and merger related expense of $10.4 million. These increases were offset by a decrease in expenses within our network development services segment of $6.8 million. We expect our total operating expenses for the year ended December 31, 2006 to increase by approximately $35.0 million to $38.0 million related to the January 1, 2006 adoption of SFAS No. 123R regarding equity–based compensation expense, as described below in “—Recent Accounting Pronouncements.”

Rental and Management Expense/Segment Profit

Rental and management expense for the year ended December 31, 2005 was $306.1 million, an increase of $68.8 million from the year ended December 31, 2004. Approximately $64.4 million of the increase was attributable to expenses incurred by SpectraSite. The balance of the increase resulted primarily from an increase in expenses related to the approximately 560 communications sites acquired and/or constructed since January 1, 2004 other than in connection with the SpectraSite merger, due to their inclusion in our results for a full year in 2005.

Rental and management segment profit for the year ended December 31, 2005 was $637.8 million, an increase of $176.4 million from the year ended December 31, 2004. Approximately $106.8 million of the increase was attributable to rental and management segment profit generated by SpectraSite. The balance of the increase resulted primarily from additional revenue from adding tenants to communications sites that existed as of January 1, 2004 and revenue generated on the approximately 560 communications sites acquired and/or constructed subsequent to January 1, 2004 other than in connection with the SpectraSite merger, and the impact of favorable currency exchange rates.

Network Development Services Expense

Network development services expense for the year ended December 31, 2005 was $12.0 million, a decrease of $6.8 million from the year ended December 31, 2004. The majority of the decrease correlates directly to the decline in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the year ended December 31, 2005 was $411.3 million, an increase of $81.8 million from the year ended December 31, 2004. The increase was attributable to approximately $78.0 million of depreciation, amortization and accretion expense related to long-lived assets acquired in connection with the SpectraSite merger and approximately $3.8 million related to other newly acquired or constructed towers and other long-lived assets. We expect our depreciation, amortization and accretion expense for the year ended December 31, 2006 to increase by approximately $131.0 million, including approximately $110.0 million related to the inclusion of a full year of expense related to acquired SpectraSite long-lived assets and approximately $21.0 million related to the acceleration of settlement date assumptions regarding our asset retirement obligations described below.

Corporate General, Administrative and Development Expense

Corporate general, administrative and development expense for the year ended December 31, 2005 was $38.0 million, an increase of $10.5 million from the year ended December 31, 2004. Approximately $7.3 million of the increase was attributable to corporate general and administrative expense incurred by SpectraSite. The balance of the increase was primarily attributable to employee bonuses, primarily paid in connection with the closing of the SpectraSite merger.

Impairments, Net Loss on Sale of Long-lived Assets, Restructuring and Merger Related Expense

Impairments, net loss on sale of long-lived assets, restructuring and merger related expense for the year ended December 31, 2005 was $34.2 million, an increase of $10.4 million from the year ended December 31, 2004. The increase was due primarily to merger related expense of $9.0 million incurred in connection with the SpectraSite merger, including employee separation costs of $3.1 million, amortization of unearned compensation relating to unvested stock options assumed of $2.4 million and other employee stock option charges of $3.5 million. Restructuring expense and stock-based compensation expense also increased by $4.6 million related to modified option awards, which was partially offset by a decline of $3.2 million in impairments and net losses on sales of long-lived non-core assets.

Interest Expense

Interest expense for the year ended December 31, 2005 was $222.4 million, a decrease of $39.8 million from the year ended December 31, 2004. The decrease resulted primarily as a result of the redemption of all of our outstanding 9 3/8% Notes, repurchases of our ATI 12.25% Notes, conversions of our 3.25% Notes and the refinancing of the American Tower credit facility at lower interest rates. This decrease was partially offset by a full year of interest payable on our 7.50% Notes, 3.00% convertible notes due August 15, 2012 (3.00% Notes) Notes and 7.125% Notes issued in February, August and September of 2004, respectively, and approximately $15.2 million of interest expense incurred on the debt assumed in the SpectraSite merger.

Loss on Retirement of Long-Term Obligations

During the year ended December 31, 2005, we redeemed $274.9 million principal amount of our 9 3/8% Notes, repurchased $177.8 million accreted value of our ATI 12.25% Notes and converted $57.1 million principal amount of our 3.25% Notes. In addition, we refinanced the American Tower and SpectraSite credit facilities. As a result of these transactions, we recorded a $67.1 million charge primarily related to the write-off of deferred financing fees and amounts paid in excess of the carrying value. For more information regarding our financing activities, see “—Liquidity and Capital Resources—Financing Activities” below.

During the year ended December 31, 2004, we redeemed all of our outstanding 6.25% convertible notes, redeemed and repurchased portions of our outstanding 9 3/8% Notes, ATI 12.25% Notes and 5.0% convertible notes, and refinanced of our credit facility. As a result of these transactions, we recorded a $138.0 million charge related to the write-off of deferred financing fees and amounts paid in excess of the carrying value.

Other Income

Other income for the year ended December 31, 2005 was $0.2 million, a decrease of $3.0 million from other expense of $2.8 million for the year ended December 31, 2004. The decrease was primarily attributable to approximately $2.9 million of other income generated on interest rate swap agreements assumed in the SpectraSite merger.

Income Tax (Provision) Benefit

The income tax provision for the year ended December 31, 2005 was $4.0 million, as compared to an $80.2 million tax benefit for the year ended December 31, 2004, representing a decrease of $84.2 million from the prior year period. The effective tax rate was 3.1% for the year ended December 31, 2005, as compared to 25.5% for the year ended December 31, 2004. The provision for the year ended December 31, 2005 reflects a $29.5 million charge as a result of a reduction in management’s estimate of the net realizable value of our federal income tax refund claims based upon the current status of the claims, as described below.

The effective tax rate on loss from continuing operations for the year ended December 31, 2005 differs from the federal statutory rate due primarily to adjustments to our refund claims as more fully described below and foreign items. The effective tax rate on loss from continuing operations for the year ended December 31, 2004 differs from the federal statutory rate due primarily to valuation allowances related to capital losses and foreign items.

We intend to recover a portion of our deferred tax asset through our federal income tax refund claims related to the carry back of certain federal net operating losses. In June 2003 and October 2003, we filed federal income tax refund claims with the IRS relating to the carry back of $380.0 million of net operating losses generated prior to 2003, of which we initially anticipated receiving approximately $90.0 million. Based on preliminary discussions with tax authorities, we revised our estimate of the net realizable value of our federal income tax refund claims and anticipate receiving a refund of approximately $65.0 million as a result of these claims by the end of 2006. There can be no assurances, however, with respect to the specific amount and timing of any refund.

Minority Interest in Net Earnings of Subsidiaries

Minority interest in net earnings of subsidiaries for the year ended December 31, 2005 was $0.6 million, a decrease of $1.8 million from the year ended December 31, 2004. The decrease is primarily a result of the Company’s purchase during 2004 of the remaining 12.0% interest in ATC Mexico that it did not own.

Loss from Discontinued Operations, Net

Loss from discontinued operations, net for the year ended December 31, 2005 was $1.9 million, as compared to $8.3 million for the year ended December 31, 2004. The loss from discontinued operations for the year ended December 31, 2005 primarily represents the legal costs incurred in connection with our involvement in the Verestar bankruptcy proceedings. We also expect to incur additional costs in connection with these proceedings. The loss from discontinued operations for the year ended December 31, 2004 includes $7.7 million related to the results of operations through the date of sale of our tower construction services unit and Kline, as well as a net loss on disposal of our tower construction services unit of $1.7 million and a $1.1 million net gain related to a contractual obligation that was settled for less than its original estimate.

Cumulative Effect of Change in Accounting Principle, Net

As of December 31, 2005, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47). As a result, we recognized a $35.5 million charge (net of an $11.7 million tax benefit) as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended December 31, 2005. The adoption of FIN No. 47 primarily resulted in the acceleration of settlement date assumptions regarding our asset retirement obligations, as FIN No. 47 precludes us from considering non contractual lease renewal periods in determining our settlement date assumptions. The acceleration of our settlement date assumptions also resulted in an increase to the tower assets included in property and equipment, net of $66.9 million and an increase in the asset retirement obligations included in other long-term obligations of $114.0 million.

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

Interest Expense

Interest expense for the year ended December 31, 2004 was $262.2 million, a decrease of $17.5 million from the year ended December 31, 2003. The decrease resulted primarily from the retirement of a portion of our 9 3/8% Notes and ATI 12.25% Notes partially offset by additional interest incurred related to the issuance of our 3.00% Notes, 7.125% Notes and 7.50% Notes in 2004.

Loss on Retirement of Long-Term Obligations

During the year ended December 31, 2004, we retired all or a portion of our 6.25% convertible notes, 9 3/8% Notes and ATI 12.25% Notes. As a result, we incurred a charge of approximately $103.2 million, which represented the cash paid in excess of the carrying value of the debt at the time of retirement. In addition, we also incurred a charge of $34.8 million related to the write-off of deferred financing fees related to the retirements discussed above, the retirement of a portion of our 5.0% convertible notes and the refinancing of our credit facility. The total of these charges, $138.0 million, represents our loss on retirement of long-term obligations for the year ended December 31, 2004.

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

Other Expense

Other expense for the year ended December 31, 2004 was $2.8 million, a decrease of $5.8 million from the year ended December 31, 2003. The decrease resulted primarily from fees and expenses incurred in 2003 in connection with a financing transaction that we did not consummate as a result of the ATI 12.25% Notes offering.

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

In June 2003 and October 2003, we filed income tax refund claims with the IRS relating to carrying back of $380.0 million of net operating losses generated prior to 2003. As of December 31, 2004, we anticipated receiving a refund of approximately $90.0 million as a result of these claims and estimated recovery of these amounts within two to three years of the dates the claims were filed with the IRS.

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

During 2003, we disposed of two of our wholly owned subsidiaries, Galaxy Engineering and Flash Technologies, two office buildings and two subsidiaries of Verestar. Accordingly, the loss from discontinued operations, net, for the year ended December 31, 2003 includes $12.0 million related to the results of these operations, Kline and the remaining operations of Verestar through the date of its bankruptcy filing in December 2003. In addition to the above, loss from discontinued operations, net, for the year ended December 31, 2003 includes the following net losses on disposal: (a) an impairment charge of $26.5 million to reduce the carrying amount of our investment in Verestar to zero and to record our estimate of costs that we may incur under certain contractual obligations; (b) an impairment charge of $14.6 million to reduce the carrying value of Kline’s net assets to the estimated proceeds expected upon disposal; (c) a $2.4 million net loss on the disposal of Galaxy; (d) a $3.7 million net loss on the disposal of the office buildings; and (e) a $0.1 million net gain on the sale of Flash.

Liquidity and Capital Resources

Overview

During the year ended December 31, 2005, we improved our financial flexibility by refinancing our existing debt with less restrictive, lower cost capital, which increased our liquidity and our ability to return value to our stockholders. Significant transactions included the following:

•	In October 2005, we refinanced the two existing credit facilities of our principal operating subsidiaries. We replaced the existing American Tower $1.1 billion senior secured credit facility with a new $1.3 billion senior secured credit facility and replaced the existing SpectraSite $900.0 million senior secured credit facility with a new $1.15 billion senior secured credit facility.

•	During 2005, consistent with our strategy of replacing our higher cost, more restrictive debt with less expensive, less restrictive capital, we repurchased, redeemed and converted approximately $605.7 million face amount of our outstanding debt securities. In addition, in December 2005, we issued a notice for the redemption of the remaining outstanding $227.7 million face amount of ATI 12.25% Notes, which we redeemed on February 1, 2006. Upon completion of this redemption, no ATI 12.25% Notes remained outstanding.

•	In November 2005, we announced that our board of directors had approved a stock repurchase program pursuant to which we intend to repurchase up to $750.0 million of our Class A common stock through December 2006. As of December 31, 2005, we had repurchased 2.8 million shares of Class A common stock for an aggregate of $76.6 million.

As of December 31, 2005, we had total outstanding indebtedness of approximately $3.6 billion. We incurred substantially all of this indebtedness to refinance indebtedness incurred prior to 2002 to fund the acquisition of tower sites and services businesses, and capital expenditures related to the construction of new tower sites. Beginning in 2002, we significantly reduced our acquisitions and new tower construction activities, and began to focus on reducing our overall indebtedness. In 2003, 2004 and 2005, we continued this effort by refinancing indebtedness to extend maturity dates, reduce interest expense and improve our financial flexibility, and since 2004, by using cash flow from operations to repurchase and redeem outstanding debt to reduce our net total indebtedness.

In 2005, we generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations. We believe our cash generated by operations for the year ending December 31, 2006 also will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for 2006. For information about our outstanding indebtedness, see “—Contractual Obligations” below.

We expect our 2006 cash needs related to indebtedness outstanding as of December 31, 2005, to consist primarily of the following: debt service, including cash interest of approximately $189.0 million, approximately $179.5 million for the February 1, 2006 redemption of the remaining outstanding ATI 12.25% Notes, and capital lease payments and other notes payable (including interest) of approximately $5.2 million. We expect to fund capital expenditures of between $110.0 and $130.0 million, principally related to new tower construction, improvements to existing towers and installation of new in-building systems in 2006. We also expect to use approximately $22.7 million in cash to purchase the remaining shares of ATC South America that we do not own, as discussed above in “Business—Recent Transactions—ATC International Transactions.” In addition, we expect to continue to fund our stock repurchase program, pursuant to which we intend to purchase up to an additional $673.4 million of our Class A common stock in 2006. We also may fund additional purchases of our Class A common stock, either pursuant to, or supplemental to, our stock repurchase program. We expect to meet these cash needs through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities.

Uses of Cash

Stock Repurchase Program. In November 2005, we announced that our Board of Directors had approved a stock repurchase program to repurchase up to $750.0 million of our Class A common stock through December 2006. We expect to utilize cash from operations, borrowings under our credit facilities and cash on hand to fund the repurchase program. Under the program, our management is authorized to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we entered into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self- imposed trading blackout periods. The program may be discontinued at any time. As of December 31, 2005, we had repurchased 2.8 million shares of Class A common stock for an aggregate of $76.6 million. Between January 1, 2006 and March 9, 2006, we repurchased an additional 3.9 million shares of our Class A common stock for an aggregate of $117.4 million pursuant to our stock repurchase program.

Tower Construction and Improvements and In-Building System Installation. During the year ended December 31, 2005, payments for purchases of property and equipment and construction activities totaled $88.6 million, including capital expenditures incurred in connection with the construction of 245 towers and the installation of 14 in-building systems. We plan to continue to allocate our available capital among investment alternatives that can provide the highest potential returns in light of existing market conditions. Accordingly, we may continue to acquire communications sites, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our investment criteria. We anticipate that in 2006 we will build approximately 275 new towers and install approximately 40 new in-building systems, and expect our 2006 total capital expenditures for construction, improvements and corporate purposes to be between approximately $110.0 million and $130.0 million.

Refinancing and Repurchases of Debt. In order to extend the maturity dates of our indebtedness, reduce interest expense and improve our financial flexibility, we use our cash to refinance and repurchase our outstanding indebtedness. During the year ended December 31, 2005, we repurchased, redeemed and converted approximately $605.7 million face amount of our outstanding debt securities. For more information about our financing activities, see “—Financing Activities” below. In October 2005, we also refinanced the American Tower credit facility and the SpectraSite credit facility with new credit facilities. (See “—Sources of Cash” below.) In addition, in December 2005, we issued a notice for the redemption of the remaining outstanding $227.7 million face amount of ATI 12.25% Notes, which we redeemed on February 1, 2006. (See “—Financing Activities” below.)

Contractual Obligations. Our contractual obligations relate primarily to borrowings under the credit facilities and our outstanding notes. The following table sets forth information relating to our contractual obligations payable in cash as of December 31, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
American Tower credit facility (1)
Revolving credit facility
Term Loan A					$750,000		$750,000
Delayed Draw Term Loan					43,000		43,000
SpectraSite credit facility (1)
Revolving credit facility
Term Loan A					700,000		700,000
Delayed Draw Term Loan
12.25% senior subordinated discount notes (2)	$179,488						179,488
7.25% senior subordinated notes						$400,000	400,000
7.50% senior notes						225,000	225,000
7.125% senior notes						500,000	500,000
5.0% convertible notes (3)		$275,688					275,688
3.25% convertible notes					152,911		152,911
3.00% convertible notes						345,000	345,000
2.25% convertible notes	47						47

Long-term obligations, excluding capital leases and other notes payable	179,535	275,688			1,645,911	1,470,000	3,571,134

Cash interest expense (1)(2)	189,000	177,000	$175,000	$175,000	161,000	138,000	1,015,000
Capital lease payments (including interest) and other notes payable	5,241	4,395	4,025	3,719	3,776	212,743	233,899
Operating lease payments (4)	190,129	183,595	180,910	178,456	172,060	2,507,444	3,412,594
Other long-term liabilities (5)	400	1,098	437	450	463	165,071	167,919

Total	$564,305	$641,776	$360,372	$357,625	$1,983,210	$4,493,258	$8,400,546

(1)	For more information regarding the American Tower and SpectraSite credit facilities, see “—Sources of Cash” below. Interest rates for the revolving loan and the term loan components of each of the credit facilities are determined at the option of the borrowers under the facility and range between 0.50% and 1.25% above the applicable London Interbank Offering Rate (LIBOR) for LIBOR based borrowings or between 0.0% and 0.25% above the defined base rate for base rate borrowings, in each case based on the applicable borrowers’ debt ratings. A quarterly commitment fee on the undrawn portion of each credit facility is required, ranging from 0.10% to 0.375% per annum, based on the applicable borrowers’ debt ratings. As discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” we have entered into swap agreements to manage exposure to variable rate interest obligations under the credit facilities. As a result of these swap agreements, the effective weighted average interest rate in effect at December 31, 2005 for the credit facilities was 4.71%. For projections of our cash interest expense related to the credit facilities, we have assumed the LIBOR rate before the margin, as defined in our credit facilities agreements, is 4.53% through their maturity on October 27, 2010.

(2)

The ATI 12.25% Notes accrue no cash interest. Instead, the accreted value of each note increases between the date of original issuance and maturity (August 1, 2008) at a rate of 12.25% per annum. As of December 31, 2005, the remaining outstanding debt under the ATI 12.25% Notes was $227.7 million face amount ($160.3 million accreted value, net of $7.2 million fair value allocated to warrants). On December 22, 2005, we issued a notice for the redemption on February 1, 2006, of all remaining outstanding ATI 12.25% Notes. Pursuant to the indenture for the notes, once a notice to redeem is issued, notes called for redemption become irrevocably due and payable on the redemption date. On February 1, 2006 we redeemed $227.7 million face amount of ATI 12.25% Notes in accordance with the indenture at 106.125% of their accreted value for an aggregate of $179.5 million. Upon completion of this redemption, no ATI 12.25% Notes remained outstanding.

(3)	The holders of our 5.0% convertible notes have the right to require us to repurchase their notes on specified dates prior to their maturity date in 2010, but we may pay the purchase price by issuing shares of our Class A common stock, subject to certain conditions. The obligation with respect to the right of the holders to put the 5.0% convertible notes on February 20, 2007, has been classified as a cash obligation for 2007.

(4)	Operating lease payments include payments to be made under non-cancelable initial terms, as well as payments for certain renewal periods at our option because failure to renew could result in a loss of the applicable tower site and related revenues from tenant leases, thereby making it reasonably assured that we will renew the lease.

(5)	Primarily represents our asset retirement obligations and excludes certain other long-term liabilities included in our consolidated balance sheet, primarily our straight-line rent liability for which cash payments are included in operating lease payments and unearned revenue that is not payable in cash.

The above table does not include certain commitments relating to the construction of tower sites under existing build to suit agreements as of December 31, 2005, as we cannot currently estimate the timing and amounts of such payments. (See note 9 to our consolidated financial statements.)

Sources of Cash

American Tower Corporation is a holding company, and our cash flows are derived solely from distributions from our operating subsidiaries. Our principal United States operating subsidiaries are ATI and SpectraSite. Our principal international operating subsidiary is American Tower International, Inc. Under the American Tower credit facility and the indentures for our senior notes and the ATI notes, ATI and American Tower International are subject to restrictions on the amount of cash that can be distributed to us. SpectraSite is subject to restrictions on the amount of cash that can be distributed to us under the SpectraSite credit facility, but as a result of its designation as an unrestricted subsidiary, it is not subject to such restrictions under the indentures for our senior notes and the ATI notes.

Total Liquidity at December 31, 2005. As of December 31, 2005, we had approximately $1.047 billion of total liquidity, comprised of approximately $112.7 million in cash and cash equivalents and the ability to borrow approximately $488.8 million under the American Tower credit facility and approximately $445.4 million under the SpectraSite credit facility.

Cash Generated by Operations. For the years ended December 31, 2005, 2004 and 2003, our cash provided by operating activities was $397.2 million, $216.7 million and $156.4 million, respectively. Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2006 in excess of their cash needs for operations and expenditures for tower construction, improvements and acquisitions. (See “—Results of Operations” above.) We expect to use the excess cash generated by operations principally to service our debt and to fund capital expenditures and repurchases of our Class A common stock.

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

The new American Tower credit facility consists of a $300.0 million revolving credit facility, a $750.0 million Term Loan A, and a $250.0 million Delayed Draw Term Loan. At closing, we drew down the entire

Term Loan A and used the net proceeds to repay principal and interest on the outstanding $745.0 million under the previous American Tower credit facility. At closing, we had approximately $300.0 million of availability under the revolving credit facility, against which approximately $18.2 million of undrawn letters of credit were outstanding, and had the ability to draw down the entire $250.0 million Delayed Draw Term Loan. In December 2005, we drew down $43.0 million of the Delayed Draw Term Loan to finance repurchases of the ATI 12.25% Notes. In January 2006, we drew down an additional $179.0 million of the Delayed Draw Term Loan to finance the redemption of the remaining outstanding ATI 12.25% Notes. The credit facility provides that any portion of the Delayed Draw Term Loan that is not drawn as of October 27, 2006 will be canceled.

The borrowers under the American Tower credit facility include ATI, American Tower, L.P., American Tower International and American Tower LLC. We and the borrowers’ restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrowers and the restricted subsidiaries. The American Tower credit facility has a term of five years, maturing on October 27, 2010, and all amounts will be due and payable in full at maturity. The American Tower credit facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the borrowers’ option without penalty or premium. For more information regarding the new American Tower credit facility, please see note 7 to our consolidated financial statements.

The new SpectraSite credit facility consists of a $250.0 million revolving credit facility, a $700.0 million Term Loan A, and a $200.0 million Delayed Draw Term Loan. At closing, we drew down the entire Term Loan A and used the net proceeds to repay principal and interest on the $697.0 million outstanding under the previous SpectraSite credit facility. At closing, we had approximately $250.0 million of availability under the revolving credit facility, against which approximately $4.6 million of undrawn letters of credit were outstanding, and had the ability to draw down the entire $200.0 million Delayed Draw Term Loan. The credit facility provides that any portion of the Delayed Draw Term Loan that is not drawn as of October 27, 2006 will be canceled.

The borrower under the SpectraSite credit facility is SpectraSite Communications. SpectraSite Communications, its parent company (SpectraSite, LLC), and its restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrower and the restricted subsidiaries. The SpectraSite credit facility has a term of five years, maturing on October 27, 2010, and all amounts will be due and payable in full at maturity. The SpectraSite credit facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the borrower’s option without penalty or premium. For more information regarding the new SpectraSite credit facility, see note 7 to our consolidated financial statements.

Proceeds from the Sale of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our stock option and stock purchase plans and upon exercise of warrants to purchase our equity securities. For the year ended December 31, 2005, we received approximately $1.8 million in proceeds from exercises of warrants to purchase shares of our Class A common stock and approximately $63.6 million in proceeds from sales of shares of our Class A common stock pursuant to our stock option and stock purchase plans.

Financing Activities

9 3/8% Notes Redemptions. During the year ended December 31, 2005, we redeemed an aggregate of $274.9 million principal amount of our 9 3/8% Notes, representing all of the outstanding 9 3/8% Notes. We completed partial redemptions of the 9 3/8% Notes in accordance with the terms of the indenture in January, July and September 2005 for an aggregate redemption price of $288.3 million, plus approximately $9.5 million in accrued interest.

ATI 12.25% Notes Repurchases. During the year ended December 31, 2005, we repurchased an aggregate of $270.6 million face amount of our ATI 12.25% Notes ($177.8 million accreted value, net of $10.1 million fair value allocated to warrants) for approximately $208.4 million in cash, in privately negotiated transactions. As of December 31, 2005, we had outstanding $227.7 face amount of our ATI 12.25% Notes ($160.3 million accreted value, net of $7.2 million fair value allocated to warrants). In December 2005, we issued a notice for the redemption of the remaining outstanding ATI 12.25% Notes. On February 1, 2006, we redeemed an aggregate of $227.7 million face amount of ATI 12.25% Notes in accordance with the indenture at 106.125% of their accreted value for an aggregate of $179.5 million. Upon completion of this redemption, no ATI 12.25% Notes remained outstanding.

3.25% Convertible Notes Conversions. During the year ended December 31, 2005, holders of an aggregate of $57.1 million principal amount of 3.25% Notes converted their notes into an aggregate of 4.7 million shares of our Class A common stock. Pursuant to the terms of the indenture, the holders of the 3.25% Notes received 81.808 shares of our Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversion, we paid such holders an aggregate of $4.9 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of future interest payments on the notes. As of December 31, 2005, $152.9 million principal amount of 3.25% Notes remained outstanding. Between January 1, 2006 and March 9, 2006, holders of an additional $22.5 million principal amount of 3.25% Notes converted their notes into an aggregate of 1.8 million shares of our Class A common stock. In connection with the conversion, we paid such holders an aggregate of $1.7 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of future interest payments on the notes.

Interest Rate Swap Agreements. In the fourth quarter of 2005, we entered into eight interest rate swap agreements to manage exposure to variable rate interest obligations under our new credit facilities. The swaps have an aggregate notional amount of $450.0 million, a weighted average fixed rate of approximately 4.85% and expire in October 2010. During January 2006, we also entered into two additional interest rate swap agreements with an aggregate notional amount of $100.0 million, a weighted average fixed rate of approximately 4.68% and will expire in October 2010. We have designated these swaps as cash flow hedges.

Factors Affecting Sources of Liquidity

Internally Generated Funds. Because the majority of our tenant leases are multi-year contracts, a significant majority of the revenues generated by our rental and management segment as of the end of 2005 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it to operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities is dependent upon the demand for antenna space on wireless and broadcast communications towers and for related services and our ability to maximize the utilization of our existing towers.

Restrictions Under Credit Facilities. The American Tower and SpectraSite credit facilities contain certain financial ratios and operating covenants and other restrictions (including limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens) with which the borrowers and their restricted subsidiaries must comply. Each credit facility contains the following two financial maintenance tests with which the borrowers under the applicable credit facility must comply:

•	a leverage ratio (Total Debt to Adjusted EBITDA) of not greater than 5.50 to 1.00 for the borrowers and their restricted subsidiaries; and

•	an interest coverage ratio (Adjusted EBITDA to Interest Expense) of not less than 2.50 to 1.00 for the borrowers and their restricted subsidiaries.

As of December 31, 2005, we were in compliance with all of the foregoing financial tests.

Any failure to comply with the financial and operating covenants of the American Tower credit facility or the SpectraSite credit facility would not only prevent us from being able to borrow additional funds under the revolving loans, but would constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. The credit facilities allow us to use borrowings for general corporate purposes and, provided certain conditions are met, permit the use of borrowings under the credit facilities and internally generated funds to repurchase our equity securities and repurchase and refinance other indebtedness without additional lender approval.

Restrictions Under Notes Indentures. The indenture governing the terms of the ATI 7.25% Notes contains certain covenants which further restrict ATI, the sister guarantors (as defined) and its and their subsidiaries in addition to the restrictions set forth in the American Tower credit facility. These include restrictions on their ability to incur additional debt, guarantee debt, pay dividends and make other distributions and make certain investments. SpectraSite and its subsidiaries are unrestricted subsidiaries under the indenture for the ATI 7.25% Notes and are not subject to such restrictions. Any failure to comply with these covenants would constitute a default. Specifically, the indenture restricts ATI, the sister guarantors and its and their restricted subsidiaries from incurring additional debt or issuing certain types of preferred stock, other than debt under the American Tower credit facility, or renewals, refundings, replacements or refinancings, up to $1.6 billion.

The indentures governing the terms of our 7.50% Notes and 7.125% Notes also contain certain restrictive covenants with which we and the restricted subsidiaries under these indentures must comply. These include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions and make certain investments. SpectraSite and its subsidiaries are unrestricted subsidiaries under the indentures for our 7.50% Notes and 7.125% Notes and are not subject to such restrictions. Any failure to comply with these covenants would constitute a default. Specifically, these indentures restrict us from incurring additional debt or issuing certain types of preferred stock unless our consolidated debt is not greater than 7.5 times our adjusted consolidated cash flow. We are permitted, however, to incur debt under our credit facilities even if we are not in compliance with this ratio, or renewals, refundings, replacements or refinancings of our credit facilities.

If a default occurred under any of our credit facilities or other debt securities, the maturity dates for our outstanding debt could be accelerated, and we likely would be prohibited from making additional borrowings under the credit facilities until we cured the default. If this were to occur, we would not have sufficient cash on hand to repay such indebtedness. The key factors affecting our ability to comply with the debt covenants described above are our financial performance relative to the financial ratios defined in the credit facilities agreements and our ability to fund our debt service obligations. Based upon our current expectations, we believe our operating results will be sufficient to comply with these covenants.

As of December 31, 2005, our annual consolidated cash debt service obligations (principal and interest) for each of the next five years and thereafter are approximately: $373.8 million, $457.1 million, $179.0 million, $178.7 million, $1.8 billion and $1.8 billion, respectively. In addition, as a holding company, we depend on distributions or dividends from our subsidiaries, or funds raised through debt and equity offerings, to fund our debt obligations. Although the agreements governing the terms of our credit facilities and the indenture for the ATI 7.25% Notes permit our subsidiaries to make distributions to us to permit us to meet our debt service obligations, such terms also significantly limit their ability to distribute cash to us under certain circumstances. Accordingly, if we do not receive sufficient funds from our subsidiaries to meet our debt service obligations, we may be required to refinance or renegotiate the terms of our debt, and there is no assurance we will succeed in such efforts.

Our ability to make scheduled payments of principal and interest on our debt obligations, and our ability to refinance such debt obligations, will depend on our future financial performance, which is subject to many factors beyond our control, as outlined above in Item 1A of this annual report under the caption “Risk Factors.” In addition, our ability to refinance any of our debt in the future may depend on our credit ratings from commercial rating agencies, which are dependent on our expected financial performance, the liquidity factors discussed above, and the rating agencies’ outlook for our industry. There can be no assurance that we will be able to secure such refinancings or, if such refinancings are obtained, that the terms will be commercially reasonable.

Capital Markets. Our ability to raise additional funds in the capital markets depends on, among other things, general economic conditions, conditions of the wireless industry, our financial performance and the state of the capital markets. In April 2004, the SEC declared effective our “universal” shelf registration statement for possible future offerings of an aggregate of up to $1.0 billion of debt and/or equity securities. As of December 31, 2005, we had not conducted any offerings pursuant to our universal shelf registration statement.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to income taxes, purchase price allocation, asset retirement obligations, impairment of assets and revenue recognition. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For a discussion of our other accounting policies, see note 1 to our consolidated financial statements included in this annual report, beginning on page F-7.

•	Income Taxes. We record a valuation allowance to reduce our net deferred tax asset to the amount that management believes is more likely than not to be realized. At December 31, 2005, we have provided a valuation allowance of approximately $422.4 million, including approximately $249.5 million attributable to SpectraSite, primarily related to certain net operating loss and capital loss carryforwards. Approximately $237.8 million of the SpectraSite valuation allowance was assumed as of the acquisition date. The balance of the valuation allowance primarily relates to net state deferred tax assets. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our federal net operating loss carryforwards, as we believe that we will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

We intend to recover a portion of our deferred tax asset through our federal income tax refund claims related to the carry back of certain federal net operating losses. In June 2003 and October 2003, we filed federal income tax refund claims with the IRS relating to the carry back of $380.0 million of net operating losses generated prior to 2003, of which we initially anticipated receiving approximately $90.0 million. Based on preliminary discussions with tax authorities, we revised our estimate of the net realizable value of our federal income tax refund claims and anticipate receiving a refund of approximately $65.0 million as a result of these claims by the end of 2006. There can be no assurances, however, with respect to the specific amount and timing of any refund.

The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets will be dependent upon our ability to generate approximately $1.3 billion in taxable income from January 1, 2006 to December 31, 2025. If we are unable to generate sufficient taxable income in the future or carry back losses as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense.

From time to time, we are subject to examination by various tax authorities in jurisdictions in which we have significant business operations, and we regularly assess the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. During the year ended December 31, 2005, we recorded a $29.5 million income tax provision to reflect a reduction in management’s estimate of the net realizable value of our pending federal tax refund claims as described above. We believe that adequate provisions have been made for income taxes for all periods through December 31, 2005.

Depending on the resolution of the Verestar bankruptcy proceedings described in notes 3 and 9 to the consolidated financial statements, we may be entitled to a worthless stock or bad debt deduction for our investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

•	Purchase Price Allocation. We account for our acquisitions under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (SFAS No. 141), which provides that purchase prices be allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. In the case of tower assets acquired through the purchase of a business, such as our merger with SpectraSite, Inc., we allocate the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, and the excess of the purchase price paid over the estimated fair value of net assets acquired is recorded as residual goodwill. We completed our merger with SpectraSite, Inc. in August 2005 for a total preliminary purchase price of approximately $3.1 billion, including the fair value of shares of Class A common stock issued, the fair value of options and warrants assumed and estimated transaction costs. We are in the process of finalizing a third-party valuation of SpectraSite’s property and equipment, intangible assets and certain other assets and liabilities. Given the size of the SpectraSite transaction, the values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information on management’s estimates and assumptions is obtained and the third-party valuation is finalized. The primary areas of the purchase price allocation that are not yet finalized relate to the fair values of property and equipment, intangibles, restructuring and merger related liabilities, other assumed liabilities, deferred income taxes and residual goodwill of approximately $1.5 billion. Changes to the valuation of these items may result in adjustments to the overall purchase price allocation of these items and the related depreciation and amortization.

•	Asset Retirement Obligations. We comply with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) and the provisions of FIN No. 47. Both pronouncements address the financial accounting and reporting requirements for conditional obligations associated with our legal obligation to retire tangible long-lived assets and the related asset retirement costs, principally obligations to remediate leased land on which certain of our tower assets are located. Under these accounting principles, we recognize asset retirement obligations in the period in which they are incurred, if a reasonable estimate of a fair value can be made, and we accrete such liability through the obligation’s estimated settlement date. The associated retirement costs are capitalized as part of the carrying amount of the related tower fixed assets and depreciated over their estimated useful life.

As of December 31, 2005, we adopted the provisions of FIN No. 47 and recognized a $35.5 million charge (net of an $11.7 million tax benefit) as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended December 31, 2005. This adoption also increased our aggregate asset retirement obligation by approximately $114.0 million to $164.2 million as of December 31, 2005 and resulted in an increase to tower assets included in property and equipment, net of $66.9 million. The adoption of FIN No. 47 primarily resulted in the acceleration of our settlement date assumptions, as FIN No. 47 precludes us from considering non contractual lease renewal periods in determining our settlement date assumptions. Fair value estimates of liabilities for asset retirement obligations generally involve discounted future cash flows, and periodic accretion of such liabilities due to the passage of time is recorded as an operating expense. The significant assumptions used in estimating the Company’s aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate our incremental borrowing rate. While we feel the assumptions are appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from these estimates. We will continue to review these assumptions periodically and we may need to adjust them as necessary.

•	Impairment of Assets.

Assets Subject to Depreciation and Amortization and Non-Core Long-Lived Assets Held for Sale: We review long-lived assets, including intangibles, for impairment whenever events, changes in circumstances or our review of our tower portfolio indicate that the carrying amount of an asset may not be recoverable. Our tower portfolio review includes sites for which we have no current tenant leases. We assess recoverability by determining whether the net book value of the related assets will be recovered through projected undiscounted cash flows, as well as through other analytical methods. If we determine that the carrying value of an asset may not be recoverable, we will measure any impairment based on the projected future discounted cash flows to be provided from the asset or available market information relative to the asset’s fair market value as compared to its carrying value. We record any related impairment losses in the period in which we identify such impairment. We also review the carrying value of assets held for sale for impairment based on management’s best estimate of the anticipated net proceeds expected to be received upon final disposition. We record any impairment charges or estimated losses on disposal in the period in which we identify such impairment or loss.

Goodwill—Assets Not Subject to Amortization: We perform our annual goodwill impairment test on December 1 of each year and when events or circumstances indicate that the asset might be impaired. In December 2005, 2004 and 2003, we completed our annual impairment testing related to the goodwill of our rental and management segment and determined that goodwill was not impaired. Fair value estimates are based on our historical and projected operating results and market information, changes to which could affect those fair value estimates. Our December 2005 annual impairment testing included $1.5 billion of goodwill acquired in our merger with SpectraSite, Inc.

•	Revenue Recognition. Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned, regardless of whether the payments from the customer are received in equal monthly amounts. Fixed escalation clauses present in non-cancelable lease agreements, excluding those tied to the Consumer Price Index (CPI) or other inflation-based indices, and other incentives present in lease agreements with our customers are recognized on a straight-line basis over the terms of the applicable leases. Straight-line revenues for the years ended December 31, 2005, 2004 and 2003 approximated $30.3 million, $24.8 million and $22.9 million respectively. Amounts billed up-front for certain services provided in connection with the execution of lease agreements are initially deferred and recognized as revenue over the terms of the applicable leases. Amounts billed or received prior to being earned are deferred and reflected in unearned revenue in the consolidated balance sheets until such time as the earnings process is complete.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R revises SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and amends SFAS No. 95, “Statement of Cash Flows.” This statement addressed the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the statement of operations. SFAS 123R is effective for us as of January 1, 2006. We have historically accounted for share-based payments to employees under APB No. 25’s intrinsic value method. As such, we generally have not recognized compensation expense for options granted to employees. We will adopt the provisions of SFAS 123R under the modified prospective method, in which compensation cost for all share-based payments granted or modified after the effective date is recognized based upon the requirements of SFAS 123R, and compensation cost for all awards granted to employees prior to the effective date that are unvested as of the effective date of SFAS 123R is recognized based on SFAS 123. Tax benefits will be recognized related to the cost for share-based payments to the extent the equity instrument would ordinarily result in a future tax deduction under existing law. Tax expense will be recognized to write off excess deferred tax assets when the tax deduction upon settlement of a vested option is less than the expense recorded in the statement of operations (to the extent not offset by prior tax credits for settlements where the tax deduction was greater than the fair value cost). We estimate that we will recognize equity-based compensation expense of approximately $35 million to $38 million for the year ending December 31, 2006. This amount is subject to revisions as we finalize certain assumptions related to 2006, including the size and nature of awards and forfeiture rates. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as operating cash flow as was previously required. We cannot estimate what the future tax benefits will be as the amounts depend on, among other factors, future employee stock option exercises. Due to the our tax loss position, there was no operating cash inflow realized for December 31, 2005 and 2004 for such excess tax deductions.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS 123R.

Information Presented Pursuant to the Indentures of our 7.50% Notes, 7.125% Notes and ATI 7.25% Notes

The following table sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our 7.50% Notes, 7.125% Notes and ATI 7.25% Notes. The information contained in note 19 to our consolidated financial statements is also presented to address certain reporting requirements contained in the indenture for our ATI 7.25% Notes.

The following table presents Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the applicable notes (in thousands):

Tower Cash Flow, for the three months ended December 31, 2005	$139,590

Consolidated Cash Flow, for the twelve months ended December 31, 2005	$498,266
Less: Tower Cash Flow, for the twelve months ended December 31, 2005	(524,804)
Plus: four times Tower Cash Flow, for the three months ended December 31, 2005	558,360

Adjusted Consolidated Cash Flow, for the twelve months ended December 31, 2005	$531,822

Non-Tower Cash Flow, for the twelve months ended December 31, 2005	$(30,584)

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate swaps and caps. All derivative financial instruments were entered into for purposes other than trading. During the year ended December 31, 2005, we repurchased, redeemed and converted $605.7 million face amount of outstanding debt securities for $501.7 million in cash, including the repurchase of $270.6 million face amount ($177.8 million accreted value) of ATI 12.25% Notes, the redemption of $274.9 million principal amount of 9 3/8% Notes and the conversion of $57.1 million principal amount of 3.25% Notes. In connection with our merger with SpectraSite, Inc. we also assumed $702.5 million of debt at fair value consisting primarily of borrowings outstanding under the previous SpectraSite credit facility.

The following tables provide information as of December 31, 2005 and 2004 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps and swaps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

As of December 31, 2005

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$229,570	$276,967	$873	$521	$153,458	$1,525,291	$2,186,680	$2,525,886
Average Interest Rate(a)	6.64%	6.89%	6.94%	6.04%	6.08%	6.20%
Variable Rate Debt(a)					$1,493,000		$1,493,000	$1,494,813
Average Interest Rate(a)

Aggregate Notional Amounts Associated with Interest Rate Caps and Swaps in Place As of December 31, 2005 and Interest Rate Detail by Contractual Maturity Dates (In thousands, except percentages)

Interest Rate CAPS	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Notional Amount	$175,000 (b)	$25,000 (c)					$200,000	$0
Cap Rate(e)	7.00%	8.00%
Notional Amount	$350,000 (d)						$350,000	$0
Cap Rate(e)	6.00%

Interest Rate SWAPS	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Notional Amount				$300,000 (f)			$300,000	$9,679
Fixed Rate				3.88%
Notional Amount					$300,000 (g)		$300,000	$49
Fixed Rate					4.75%
Notional Amount					$100,000 (h)		$100,000	$(909)
Fixed Rate					4.95%
Notional Amount					$50,000 (i)		$50,000	$0
Fixed Rate					4.88%

As of December 31, 2004 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In thousands, except percentages)

Long-Term Debt	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$134,386	$15,999	$275,742	$497,849	$141,402	$1,723,477	$2,788,855	$2,907,189
Average Interest Rate(a)	7.23%	7.39%	7.78%	7.35%	5.92%	6.09%
Variable Rate Debt(a)	$4,000	$26,500	$56,500	$64,000	$64,000	$483,000	$698,000	$704,228
Average Interest Rate(a)

Aggregate Notional Amounts Associated with Interest Rate Caps in Place As of December 31, 2004 and Interest Rate Detail by Contractual Maturity Dates (In thousands, except percentages)

Interest Rate CAPS	2005	2006
Notional Amount(d)	$350,000	$350,000
Cap Rate(e)	6.00%	6.00%

(a)	As of December 31, 2005, variable rate debt consists of the new American Tower and SpectraSite credit facilities ($1,493.0 million) that were refinanced on October 27, 2005, which are included above based on their October 27, 2010 maturity dates. As of December 31, 2005, fixed rate debt consists of: the 2.25% convertible notes due 2009 (2.25% Notes) ($0.1 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of December 31, 2005 is $501.9 million); the 5.0% Notes ($275.7 million); the 3.25% Notes ($152.9 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($400.0 million); the ATI 12.25% Notes ($227.7 million principal amount due at maturity; the balance as of December 31, 2005 is $160.3 million accreted value, net of the allocated fair value of the related warrants of $7.2 million); the 3.00% Notes ($345.0 million principal amount due at maturity; the balance as of December 31, 2005 is $344.4 million accreted value) and other debt of $60.4 million. Interest on our credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at December 31, 2005 for our credit facilities was 4.71%. For the year ended December 31, 2005, the weighted average interest rate under our credit facilities was 5.03%.

As of December 31, 2004, variable rate debt consists of our previous credit facility ($698.0 million) and fixed rate debt consists of: the 2.25% Notes ($0.1 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of December 31, 2004 is $501.9 million); the 5.0% Notes ($275.7 million); the 3.25% Notes ($210.0 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($400.0 million); the ATI 12.25% Notes ($498.3 million principal amount due at maturity; the balance as of December 31, 2004 is $303.8 million accreted value, net of the allocated fair value of the related warrants of $21.6 million); the 9 3/8% Notes ($274.9 million); the 3.00% Notes ($345.0 million principal amount due at maturity; the balance as of December 31, 2004 is $344.3 million accreted value) and other debt of $60.0 million. Interest on the credit facility was payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at December 31, 2004 for the credit facility was 4.35%. For the year ended December 31, 2004, the weighted average interest rate under the credit facility was 3.81%.

(b)	Includes notional amount of $175,000 that expires in February 2006.

(c)	Includes notional amount of $25,000 that expires in September 2007.

(d)	Includes notional amounts of $250,000 and $100,000 that expire in June and July 2006, respectively.

(e)	Represents the weighted-average fixed rate or range of interest based on contractual notional amount as a percentage of total notional amounts in a given year.

(f)	Includes notional amounts of $75,000, $75,000 and $150,000 that expire in December 2009.

(g)	Includes notional amounts of $100,000, $50,000, $50,000, $50,000 and $50,000 that expire in October 2010.

(h)	Includes notional amounts of $50,000 and $50,000 that expire in October 2010.

(i)	Includes notional amount of $50,000 that expires in October 2010.

Our foreign operations include rental and management segment divisions in Mexico and Brazil. The remeasurement gain for the year ended December 31, 2005 was $396,000, and the remeasurement losses for the years ended December 31, 2004, and 2003 approximated $146,000, and $1,142,000, respectively.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt, comprised of $1,493.0 million under our credit facilities as of December 31, 2005. A 10% increase, or approximately 47 basis points, in current interest rates would have caused an additional pre-tax charge our net loss and an increase in our cash outflows of $7.0 million for the year ended December 31, 2005.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. As discussed in Item 1 of this annual report under the caption “Business” and in note 2 to our consolidated financial statements included in this annual report, we completed our merger with SpectraSite, Inc. in August 2005. As permitted by the rules and regulations of the SEC, we excluded SpectraSite from our assessment of our internal control over financial reporting as of December 31, 2005. The total assets and revenues of SpectraSite included in our consolidated financial statements were approximately 14% and 18%, respectively, as of and for the year ended December 31, 2005.

In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this annual report, has issued an attestation report on management’s assessment of our internal control over financial reporting. Such attestation, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2005, is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, identified in connection with the evaluation of our internal control performed during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As set forth above, we excluded SpectraSite from our assessment of our internal control over financial reporting for the quarter and year ended December 31, 2005. We consider the merger with SpectraSite material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of SpectraSite into our internal control structure.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Tower Corporation

Boston, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that American Tower Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at SpectraSite, Inc. which was acquired on August 8, 2005 and whose financial statements reflect total assets and revenues constituting 14% and 18%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at SpectraSite, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s adoption of FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” effective December 31, 2005.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 14, 2006

ITEM 9B.	OTHER INFORMATION

Unregistered Sales of Equity Securities

During the period January 1, 2006 through March 9, 2006, we issued an aggregate of 60,355 shares of our Class A common stock upon the exercise of 8,466 warrants assumed in our merger with SpectraSite, Inc. In August 2005, in connection with our merger with SpectraSite, Inc., we assumed approximately 1.0 million warrants to purchase shares of SpectraSite, Inc. common stock. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase 7.15 shares of Class A common stock at an exercise price of $32 per warrant. Net proceeds from these warrant exercises were approximately $266,000. The shares were issued to warrantholders in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances.

During the period January 1, 2006 through March 9, 2006, we issued an aggregate of 9,659,082 shares of our Class A common stock upon the exercise of 685,404 warrants. The warrants were originally issued in January 2003 as part of an offering of 808,000 units, each consisting of (1) $1,000 principal amount at maturity of ATI 12.25% Notes and (2) a warrant to purchase 14.0953 shares of our Class A common stock. The warrants are exercisable on or after January 29, 2006 at an exercise price of $0.01 per share and will expire on August 1, 2008. As many of these warrants were exercised pursuant to a cashless net exercise pursuant to the warrant agreement, net proceeds from these warrant exercises were approximately $44,000. The shares were issued to warrantholders pursuant to an effective registration statement or in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuance.

During the period January 1, 2006 through March 9, 2006, we issued an aggregate of 1,840,025 shares of our Class A common stock upon conversion of $22.5 million principal amount of our 3.25% Notes. Pursuant to the terms of the indenture, the holders of the 3.25% Notes received 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. The shares were issued to the noteholders in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances. In connection with the conversion, we paid such holders an aggregate of $1.7 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of the future interest payments on the notes.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their respective ages and positions as of March 9, 2006 are set forth below:

James D. Taiclet, Jr.	45	Chairman, President and Chief Executive Officer
J. Michael Gearon, Jr.	40	Vice Chairman and President, American Tower International
Bradley E. Singer	39	Chief Financial Officer and Treasurer
Steven J. Moskowitz	42	Executive Vice President and President, U.S. Tower Division
William H. Hess	42	Executive Vice President and General Counsel
Jean A. Bua	47	Senior Vice President, Finance and Corporate Controller

James D. Taiclet, Jr. is our Chairman, President and Chief Executive Officer. Mr. Taiclet joined us in September 2001 as President and Chief Operating Officer and was named our Chief Executive Officer in October 2003. Mr. Taiclet was elected to our Board of Directors in November 2003 and was named our Chairman in February 2004. Prior to joining us, Mr. Taiclet had been President of Honeywell Aerospace Services, a part of Honeywell International, since March 1999. From March 1996 until March 1999, Mr. Taiclet served as Vice President, Engine Services at Pratt & Whitney, a unit of United Technologies Corporation. Mr. Taiclet was also previously a consultant at McKinsey & Company, specializing in telecommunications and aerospace. Mr. Taiclet received a Masters in Public Affairs from Princeton University, where he was a Wilson Fellow, and is a distinguished graduate of the United States Air Force Academy.

J. Michael Gearon, Jr. is our Vice Chairman and President, American Tower International. Mr. Gearon also served on our Board of Directors from January 1998 until May 2003. Mr. Gearon joined us in January 1998 as an Executive Vice President and was appointed to his current position in January 2002. Prior to joining us, since September 1991, Mr. Gearon had been the founder and Chief Executive Officer of Gearon Communications, a company we acquired in January 1998. Mr. Gearon is a graduate of Georgia State University.

Bradley E. Singer is our Chief Financial Officer and Treasurer. Mr. Singer joined us in September 2000 as Executive Vice President, Strategy, and was appointed Vice President and General Manager of the Southeast Region in November 2000, positions he held until July 2001. Mr. Singer was appointed Executive Vice President, Finance in July 2001 and was appointed to his current position in December 2001. Prior to joining us, Mr. Singer was an investment banker focusing on the telecommunications industry with Goldman, Sachs & Co., which he joined in 1997. Mr. Singer received an M.B.A. degree from Harvard University, and is a graduate of the University of Virginia.

Steven J. Moskowitz is our Executive Vice President and President, U.S. Tower Division. Mr. Moskowitz joined us in January 1998, initially as a Vice President and General Manager of our Northeast Region and was appointed Executive Vice President, Marketing, and Vice President and General Manager of our Northeast Region in March 1999. Mr. Moskowitz was named Executive Vice President, U.S. Tower Division in January 2002 and named President of the U.S. Tower Division in October 2003. Prior to joining us, Mr. Moskowitz had served as a Vice President, General Manager of Eastman Radio Sales, since 1992. From 1985 to 1992, Mr. Moskowitz held various Vice President positions at Katz Media Corporation, the leading broadcast media representation firm in the United States. Mr. Moskowitz received his undergraduate degree from Temple University.

William H. Hess is our Executive Vice President and General Counsel. Mr. Hess joined us in March 2001 as Chief Financial Officer of American Tower International and was appointed Executive Vice President in June 2001. Mr. Hess was appointed to his current position in September 2002. Prior to joining us, Mr. Hess had been a partner in the corporate and finance practice group of the law firm of King & Spalding LLP, which he joined in 1990. Prior to attending law school, Mr. Hess practiced as a Certified Public Accountant with Arthur Young & Co. Mr. Hess received his J.D. degree from Vanderbilt University Law School and is a graduate of Harding University.

Jean A. Bua is our Senior Vice President, Finance and Corporate Controller. Ms. Bua joined us in August 2005. Prior to joining us, since 1996, Ms. Bua was with Iron Mountain, Inc., a global records management and data protection services company, where she most recently served as Senior Vice President, Chief Accounting Officer and Worldwide Controller. From 1993 to 1996, Ms. Bua was Corporate Controller for Duracraft Corporation, an international consumer products manufacturer. Prior to joining Duracraft, Ms. Bua was Assistant Controller for Keithley Instruments, a high-tech hardware and software company, from 1991 to 1993. Ms. Bua was also previously a management consultant for Ernst & Young and an auditor for KPMG. Ms. Bua is a Certified Public Accountant and holds an M.B.A. degree from the University of Rhode Island.

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

Information regarding our code of ethics applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this report under the caption “Business—Available Information.”

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under “Certain Relationships and Related Transactions” from the Definitive Proxy Statement is hereby incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under “Independent Auditor Fees and Other Matters” from the Definitive Proxy Statement is hereby incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2006.

AMERICAN TOWER CORPORATION

By:	/s/ JAMES D. TAICLET, JR.
James D. Taiclet, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES D. TAICLET, JR. James D. Taiclet, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2006

/s/ BRADLEY E. SINGER Bradley E. Singer	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2006

/S/ JEAN A. BUA Jean A. Bua	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	March 14, 2006

/s/ Paul M. Albert, Jr. Paul M. Albert, Jr.	Director	March 14, 2006

/s/ RAYMOND P. DOLAN Raymond P. Dolan	Director	March 14, 2006

/s/ CAROLYN F. KATZ Carolyn F. Katz	Director	March 14, 2006

/s/ GUSTAVO LARA CANTU Gustavo Lara Cantu	Director	March 14, 2006

/s/ FRED R. LUMMIS Fred R. Lummis	Director	March 14, 2006

/s/ PAMELA D. A. REEVE Pamela D. A. Reeve	Director	March 14, 2006

/S/ SAMME L. THOMPSON Samme L. Thompson	Director	March 14, 2006

AMERICAN TOWER CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Tower Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the accompanying consolidated financial statements, in 2005 the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143,” effective December 31, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 14, 2006

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$112,701	$215,557
Accounts receivable, net of allowances	36,995	38,634
Prepaid and other current assets	44,823	45,367
Deferred income taxes	31,359	6,090
Assets held for sale		3,389

Total current assets	225,878	309,037

PROPERTY AND EQUIPMENT, net	3,460,526	2,273,356
GOODWILL	2,142,551	592,683
OTHER INTANGIBLE ASSETS, net	2,077,312	985,303
DEFERRED INCOME TAXES	504,659	633,814
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	357,294	291,779

TOTAL	$8,768,220	$5,085,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$175,558	$121,672
Accrued interest	37,850	39,466
Current portion of long-term obligations	162,153	138,386
Unearned revenue	77,655	32,681

Total current liabilities	453,216	332,205

LONG-TERM OBLIGATIONS	3,451,276	3,155,228
OTHER LONG-TERM LIABILITIES	327,354	121,505

Total liabilities	4,231,846	3,608,938

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN SUBSIDIARIES	9,794	6,081
STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 1,000,000,000 and 500,000,000 shares authorized, 415,636,595 and 229,745,116 shares issued, and 412,654,855 and 229,599,895 shares outstanding, respectively	4,156	2,297
Class C Common Stock: $.01 par value; 0 and 10,000,000 shares authorized, respectively; no shares issued or outstanding
Additional paid-in capital	7,317,668	4,012,425
Accumulated deficit	(2,710,993)	(2,539,403)
Unearned compensation	(2,497)
Accumulated other comprehensive loss	(803)
Treasury stock (2,981,740 and 145,221 shares at cost)	(80,951)	(4,366)

Total stockholders’ equity	4,526,580	1,470,953

TOTAL	$8,768,220	$5,085,972

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
REVENUES:
Rental and management	$929,762	$684,422	$619,697
Network development services	15,024	22,238	12,796

Total operating revenues	944,786	706,660	632,493

OPERATING EXPENSES:
Rental and management	306,148	237,312	236,680
Network development services	11,981	18,801	9,493
Depreciation, amortization and accretion	411,254	329,449	330,414
Corporate general, administrative and development expense	37,977	27,468	26,867
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense	34,232	23,876	31,656

Total operating expenses	801,592	636,906	635,110

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	143,194	69,754	(2,617)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $1,492, $1,497, and $1,496, respectively	14,232	14,316	14,222
Interest income	4,402	4,844	5,255
Interest expense	(222,419)	(262,237)	(279,783)
Loss on retirement of long-term obligations	(67,110)	(138,016)	(46,197)
Other income (expense)	227	(2,798)	(8,598)

Total other expense	(270,668)	(383,891)	(315,101)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(127,474)	(314,137)	(317,718)
Income tax (provision) benefit	(4,003)	80,176	77,796
Minority interest in net earnings of subsidiaries	(575)	(2,366)	(3,703)
Loss on equity method investments	(2,078)	(2,915)	(21,221)

LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(134,130)	(239,242)	(264,846)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $1,042, $4,438 AND $11,747, RESPECTIVELY	(1,935)	(8,345)	(60,475)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(136,065)	(247,587)	(325,321)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $11,697	(35,525)

NET LOSS	$(171,590)	$(247,587)	$(325,321)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.44)	$(1.07)	$(1.27)
Loss from discontinued operations	(0.01)	(0.03)	(0.29)
Cumulative effect of change in accounting principle, net	(0.12)

NET LOSS PER COMMON SHARE	$(0.57)	$(1.10)	$(1.56)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	302,510	224,336	208,098

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004, and 2003

(In thousands, except share data)

	Common Stock		Common Stock		Common Stock						Unearned Compensation
	Class A		Class B		Class C		Treasury Stock		Note Receivable	Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Loss
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2003	185,643,625	$1,856	7,917,070	$79	2,267,813	$23	(144,597)	$(4,340)	$(6,720)	$3,642,019		$(5,564)	$(1,966,495)	$1,660,858

Issuance of common stock - August offering	14,260,000	143								120,200				120,343
2.25% convertible notes exchanged for common stock	8,415,984	84								86,045				86,129
12.25% Senior Subordinated Notes - Warrants										52,525				52,525
Issuance of common stock - Employee Stock Purchase Plan	200,287	2								959				961
Share Class Exchanges	1,990,440	20	(947,541)	(9)	(1,042,899)	(11)
Stock option activity	1,345,322	14								7,859				7,873
Treasury stock activity							(624)	(26)						(26)
Net change in fair value of cash flow hedges, net of tax												(329)		(329)	$(329)
Reclassification adjustment for realized losses on derivative instruments, net of tax												5,893		5,893	5,893
Tax benefit of stock options										1,272				1,272

Net loss													(325,321)	(325,321)	(325,321)

Total comprehensive loss															$(319,757)

BALANCE, DECEMBER 31, 2003	211,855,658	$2,119	6,969,529	$70	1,224,914	$12	(145,221)	$(4,366)	$(6,720)	$3,910,879			$(2,291,816)	$1,610,178

Share Class Exchanges	8,194,443	82	(6,969,529)	(70)	(1,224,914)	(12)
Stock option activity	6,249,324	62								43,004				43,066
Issuance of common stock - Stock Purchase Plans	86,045									854				854
ATC Mexico activity	3,359,646	34							6,720	41,421				48,175
ATC South America activity										67				67
Tax benefit of stock options										16,200				16,200

Net loss													(247,587)	(247,587)	(247,587)

Total comprehensive loss															$(247,587)

BALANCE, DECEMBER 31, 2004	229,745,116	$2,297					(145,221)	$(4,366)		$4,012,425			$(2,539,403)	$1,470,953

Issuance of common stock and assumption of options and warrants - SpectraSite merger	169,506,083	1,695								3,104,377				3,106,072
Stock option activity	11,106,693	111								70,247				70,358
Issuance of common stock upon exercise of warrants	398,412	4								1,778				1,782
Issuance of common stock - Stock Purchase Plans	50,119	1								767				768
Treasury stock activity							(2,836,519)	(76,585)						(76,585)
Unearned compensation - SpectraSite merger											$(4,861)			(4,861)
Unearned compensation amortization - SpectraSite merger											2,364			2,364
Net change in fair value of cash flow hedges, net of tax												(803)		(803)	(803)
3.25% convertible notes exchanged for common stock	4,670,336	46								55,659				55,705
ATC Mexico activity	159,836	2								2,829				2,831
ATC South America activity										2,026				2,026
Tax benefit of stock options										67,560				67,560

Net loss													(171,590)	(171,590)	(171,590)

Total comprehensive loss															$(172,393)

BALANCE, DECEMBER 31, 2005	415,636,595	$4,156					(2,981,740)	$(80,951)		$7,317,668	$(2,497)	$(803)	$(2,710,993)	$4,526,580

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(171,590)	$(247,587)	$(325,321)
Cumulative effect of change in accounting principle, net	35,525
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, amortization and accretion	411,254	329,449	330,414
Non-cash items reported in discontinued operations (primarily depreciation, asset impairments and net losses on dispositions)	(2,111)	3,725	53,043
Minority interest in net earnings of subsidiaries	575	2,366	3,703
Loss on investments and other non-cash expense	2,078	4,295	20,525
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expense	26,065	23,130	29,400
Loss on retirement of long-term obligations	67,110	138,016	46,197
Amortization of deferred financing costs, debt discounts and other non-cash interest	45,214	72,857	75,595
Amortization of deferred compensation	2,364
Provision for losses on accounts receivable	8,492	17,440	21,940
Deferred income taxes	(12,752)	(92,443)	(77,796)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	7,570	1,335	(3,649)
Prepaid and other assets	(10,331)	(18,665)	(11,908)
Accounts payable and accrued expenses	(36,603)	(3,247)	312
Accrued interest	(5,641)	(20,268)	(4,363)
Unearned revenue	5,179	(10,990)	(3,139)
Other long-term liabilities	24,806	17,287	1,433

Cash provided by operating activities	397,204	216,700	156,386

CASH FLOWS (USED FOR) PROVIDED BY INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(88,637)	(42,181)	(61,608)
Payments for acquisitions, net of cash acquired	(7,479)	(33,403)	(95,077)
Payments for acquisition of Mexico minority interest	(7,270)	(3,947)
Proceeds from notes receivable, net			6,946
Cash acquired from SpectraSite merger, net of transaction costs paid	16,696
Proceeds from sales of businesses and other long-term assets	6,881	31,987	110,753
Restricted cash and investments		170,036	(170,036)
Deposits and investments and other	(725)	2,328	(17,024)

Cash (used for) provided by investing activities	(80,534)	124,820	(226,046)

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of debt securities and notes payable		1,072,500	1,032,384
Net proceeds from equity offerings, stock options, warrants and stock purchase plans	65,357	40,556	126,847
Borrowings under credit facilities	1,543,000	700,000
Repayment of notes payable, credit facilities and capital leases	(1,949,444)	(2,003,401)	(1,071,956)
Purchases of Class A common stock	(68,927)
Deferred financing costs and other financing activities	(9,512)	(41,083)	(39,442)

Cash (used for) provided by financing activities	(419,526)	(231,428)	47,833

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(102,856)	110,092	(21,827)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	215,557	105,465	127,292

CASH AND CASH EQUIVALENTS, END OF YEAR	$112,701	$215,557	$105,465

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—American Tower Corporation and subsidiaries (collectively, ATC or the Company), is an independent owner, operator and developer of wireless and broadcast communications sites in the United States, Mexico and Brazil. The Company’s primary business, as discussed in note 16, is the leasing of antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies. The Company also operates distributed antenna systems within buildings and provides limited network development services that support its rental and management operations and the addition of new tenants and equipment on its sites. During 2004 and 2003, the Company sold or committed to sell certain non-core businesses, which have been reported as discontinued operations. (See note 3.)

The Company completed its merger with SpectraSite, Inc. in August 2005, as more fully described in note 2. The merger was approved by the stockholders of the Company and SpectraSite, Inc. on August 3, 2005, and the results of operations of SpectraSite have been included in the Company’s accompanying consolidated financial statements for the year ended December 31, 2005, commencing on August 3, 2005.

ATC is a holding company which conducts its operations in the United States, Mexico and Brazil through operating subsidiaries. ATC’s principal United States operating subsidiaries are American Towers, Inc. (ATI) and SpectraSite Communications, Inc. (SpectraSite). ATC’s principal international operating subsidiary is American Tower International, Inc., which conducts operations in Mexico through its subsidiary ATC Mexico Holding Corp. (ATC Mexico) and in Brazil through its subsidiary ATC South America Holding Corp. (ATC South America).

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying consolidated financial statements. The significant estimates in the accompanying consolidated financial statements include revenue recognition, impairment of long-lived assets (including goodwill), purchase price allocation, asset retirement obligations and valuation allowances related to deferred tax assets.

Revenue Recognition—Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned. Fixed escalation clauses present in non-cancelable lease agreements, excluding those tied to the Consumer Price Index (CPI) or other inflation-based indices, and other incentives present in lease agreements with the Company’s customers are recognized on a straight-line basis over the terms of the applicable leases. Straight-line revenues for the years ended December 31, 2005, 2004 and 2003 approximated $30,304,000, $24,762,000 and $22,944,000, respectively. Amounts billed up-front for certain services provided in connection with the execution of lease agreements are initially deferred and recognized as revenue over the initial terms of the applicable leases. Amounts billed or received prior to being earned are deferred and reflected in unearned revenue in the accompanying consolidated balance sheets until such time as the earnings process is complete.

Network development services revenues are derived under contracts or arrangements with customers that provide for billings on a fixed price basis. Revenues are recognized as services are performed, excluding certain fees for

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services provided in connection with the execution of lease agreements which are initially deferred and recognized as revenue over the initial terms of the applicable leases.

Rent Expense—Many of the leases underlying the Company’s tower sites have fixed rent escalators, which provide for periodic increases in the amount of ground rent payable by the Company over time. The Company calculates straight-line ground rent expense for these leases based on the term of the underlying ground lease, the applicable tower’s useful life, and the term of the tenant lease on the applicable tower. Typically, the Company enters into tenant leases, which contain multiple renewal options, with its customers for antenna space on its towers. Certain of these tenant leases require the Company to exercise all available renewal options pursuant to the underlying ground lease, if the tenant exercises its renewal option. For towers with these types of tenant leases at the inception of the ground lease, the Company calculates its straight-line ground rent over the lesser of the remaining ground lease life (including all renewal options) or the life of the tenant lease (including all renewal options). In instances where the Company’s tenant leases do not require the Company to exercise all available renewal options pursuant to the underlying ground lease, the Company calculates its straight-line ground rent over the lesser of the ground lease life (including all renewal options) or a period equal to or greater than the 15-year period over which the Company depreciates its tower assets.

Straight-line ground rent expense approximated $15,946,000, $12,101,000 and $14,687,000, for the years ended December 31, 2005, 2004 and 2003, respectively. The Company’s straight-line rent liability of approximately $97.1 million and $81.2 million is included in other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2005 and 2004, respectively.

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

Loss on Retirement of Long-Term Obligations—Loss on retirement of long-term obligations primarily includes cash paid to retire debt in excess of its carrying value and non-cash charges related to the write-off of deferred financing fees. In addition, it also includes non-cash charges related to the fair value of incremental stock issued to induce convertible noteholders to convert their holdings prior to the scheduled redemption date. Such amounts are expensed as incurred in accordance with Statement of Financial Accounting Standard (SFAS) No. 84 “Induced Conversions of Convertible Debt.” Loss on retirement of long-term obligations also includes gains from repurchasing or refinancing certain of the Company’s debt obligations. (See note 7.)

Discount and Premium on Notes—The Company amortizes the discount on its convertible, senior and senior subordinated discount notes (including the allocated fair value of the related warrants) and the premium on its senior notes, using the effective interest method over the term of the obligation. Such amortization is recorded as interest expense in the accompanying consolidated statements of operations. (See note 7.)

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, notes receivable, trade receivables and derivative instruments. The Company mitigates its risk with respect to cash and cash equivalents and derivative instruments by maintaining its deposits and contracts at high quality financial institutions and monitoring the credit ratings of those institutions. The Company derives the largest portion of its revenues, corresponding trade receivables and the related deferred rent asset from a small number of customers in the telecommunications industry, and over 50% of its revenues are derived from five customers in the industry. In addition, the Company has concentrations of credit risk in certain geographic areas. (See notes 6, 8 and 16.)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables by actively monitoring the credit worthiness of its borrowers and customers. Accounts receivable are reported net of allowances of $15,071,000, $13,968,000 and $17,445,000 as of December 31, 2005, 2004 and 2003, respectively. Amounts charged against allowances, net of recoveries, for the years ended December 31, 2005, 2004 and 2003 approximated $13,083,000, $20,917,000, and $20,536,000, respectively. The fair value of accounts receivable acquired in the merger with SpectraSite, Inc. increased the allowances by approximately $5,694,000 as of the date of acquisition in August 2005.

Derivative Financial Instruments—The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. All derivatives are recorded on the consolidated balance sheet at fair value. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the period that the change occurs.

The Company is exposed to interest rate risk relating to variable interest rates on its new credit facilities described in note 7. During the years ended December 31, 2005, 2004 and 2003, as part of its overall strategy to manage the level of exposure to the risk of interest rate fluctuations under its variable rate credit facilities, the Company used interest rate swaps and caps. As of December 31, 2005, the Company had derivative financial instruments in the form of interest rate swaps that were designated as cash flow hedges of floating interest rate payments on the Company’s credit facilities. The interest rate swap agreements effectively convert the interest payments for a portion of the debt from floating rate to fixed rate debt.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company does not hold derivatives for trading purposes. (See note 8.)

Other Comprehensive Income (Loss)—Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income (loss), but are excluded from net income (loss), as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive income (loss) is comprised of unrealized gains/losses on derivative cash flow hedges.

Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries in Mexico and Brazil is the U.S. dollar. Monetary assets and liabilities related to the Company’s Mexican and Brazilian operations are remeasured from the local currency into U.S. dollars at the rate of currency exchange at the end of the applicable fiscal reporting period. Non-monetary assets and liabilities are remeasured at historical exchange rates. Revenues and expenses are remeasured at average monthly exchange rates. All remeasurement gains and losses are included in the Company’s consolidated statement of operations, within the caption other income (expense). The net remeasurement gain (loss) for the years ended December 31, 2005, 2004 and 2003 approximated $396,000, $(146,000), and $(1,142,000), respectively.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, demand deposits and short-term investments with remaining maturities (when purchased) of three months or less.

Property and Equipment—Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties). Cost for self-constructed towers includes direct materials and labor, indirect costs

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with construction and capitalized interest. Approximately $473,000, $226,000, and $672,000 of interest was capitalized for the years ended December 31, 2005, 2004 and 2003, respectively.

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

For towers acquired through capital lease, the Company records the entire purchase price as a capital lease, and reflects that value in property and equipment. Property and equipment, network/location intangibles and assets held under capital lease related to tower acquisitions are amortized over their useful lives for a period up to fifteen years. Expenditures for repairs and maintenance are expensed as incurred. Betterments and improvements that extend an asset’s useful life or enhance capacity are capitalized.

Goodwill and Other Intangible Assets—The Company complies with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) which requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of an asset may not be recoverable, in accordance with SFAS No. 142. Intangible assets that are deemed to have a definite life continue to be amortized over their useful lives. (See note 5.)

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

Sales of Subsidiary Stock—The Company complies with the provisions of SEC Staff Accounting Bulletin (SAB) No. 51, “Accounting for Sales of Stock by a Subsidiary” and records the difference between the Company’s carrying value of the interest in the subsidiary’s equity that was sold and the proceeds received for that interest to additional paid-in-capital. The Company records any gains or losses resulting from the sale of stock by a subsidiary as a component of stockholders’ equity. (See note 11.)

Treasury Stock— The Company records treasury stock purchases under the cost method, whereby the purchase price, including legal costs and commissions, is recorded in a contra equity account (treasury stock). The equity accounts from which the shares were originally issued are not adjusted for any treasury stock purchases. (See notes 14 and 18.)

Loss per Common Share—Basic and diluted net loss per common share has been computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. For the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years ended December 31, 2005, 2004 and 2003, potential common shares, including shares issuable upon exercise of options and warrants and upon conversion of the Company’s convertible notes, have been excluded from the computation of diluted loss per common share, as their effect is anti-dilutive. Potential common shares excluded from the calculation of net loss per share were approximately 72.9 million, 68.8 million, and 65.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Impairments, Net Loss on Sale of Long-Lived Asset and Discontinued Operations—The Company reviews long-lived assets, including intangibles with definite lives, for impairment whenever events, changes in circumstances or the Company’s review of its tower portfolio indicate that the carrying amount of an asset may not be recoverable. The Company’s tower portfolio review includes sites for which the Company has no current tenant leases. The Company assesses recoverability by determining whether the net book value of the related assets will be recovered, either through projected undiscounted future cash flows (with respect to operating assets), or anticipated proceeds from sales (with respect to non-core assets that are designated for sale or towers that have no current tenant leases). If the Company determines that the carrying value of an asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows to be provided from the asset or the estimated sale proceeds, as compared to the asset’s carrying value. The Company also complies with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) regarding impairment assessments and decisions concerning discontinued operations. The Company records impairment losses in the period in which it identifies such impairments. (See notes 3 and 12.)

Notes Receivable and Other Long-Term Assets—Other long-term assets primarily represent the Company’s notes receivable described in note 6, the straight-line asset associated with non-cancelable tenant leases that contain fixed escalation clauses over the terms of the applicable leases, as well as investments, prepaid ground lease assets, long-term deposits, favorable leasehold interests and other long-term assets acquired in connection with the merger with SpectraSite, Inc. The Company’s straight-line asset was approximately $152.1 million and $121.9 million in the accompanying consolidated balance sheets at December 31, 2005 and 2004, respectively.

Investments in those entities where the Company owns less than twenty percent of the voting stock of the individual entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in entities where the Company owns less than twenty percent but has the ability to exercise significant influence over operating and financial policies of the entity, or where the Company owns more than twenty percent of the voting stock of the individual entity, but not in excess of fifty percent, are accounted for using the equity method. As of December 31, 2005 and 2004, the Company’s investments were in companies that are not publicly traded, and, therefore, no established market for their securities exists. The Company has a policy in place to review the fair value of its investments on a regular basis to evaluate the carrying value of the investments in these companies. If the Company believes that the carrying value of an investment is in excess of fair market value, the Company records an impairment charge to adjust the carrying value to fair market value. The Company’s only investment, with a carrying value of $10.1 million and $10.2 million as of December 31, 2005 and 2004, respectively, was accounted for as a cost investment as of December 31, 2005 and as an equity investment as of December 31, 2004.

During the years ended December 31, 2005, 2004 and 2003, the Company recorded losses on equity method investments of approximately $2.1 million, $2.9 million, and $1.9 million, respectively. During the year ended December 31, 2003, the Company recorded impairment charges on its cost and equity investments of approximately $19.3 million. Losses on equity method investments are recorded in accordance with Emerging Issues Task Force No. 99-10 “Percentage Used to Determine the Amount of Equity Method Losses.”

Asset Retirement Obligations—The Company complies with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) and the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47). Both

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pronouncements address the financial accounting and reporting requirements for conditional obligations associated with the Company’s legal obligation to retire tangible long-lived assets and the related asset retirement costs.

The fair value of a liability for asset retirement obligations is recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of liabilities for asset retirement obligations generally involve discounting of estimated future cash flows. Periodic accretion of such liabilities due to the passage of time is recorded as an operating expense. The Company has certain legal obligations related to tower assets which fall within the scope of SFAS No. 143 and FIN No. 47, principally obligations to remediate leased land on which certain of the Company’s tower assets are located. The significant assumptions used in estimating the Company’s aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate the Company’s incremental borrowing rate. The adoption of FIN No. 47 primarily resulted in the acceleration of settlement date assumptions, as FIN No. 47 precludes the Company from considering non contractual lease renewal periods in determining its settlement date assumptions.

The Company adopted the provisions of SFAS No. 143 as of January 1, 2003 and the provisions of FIN No. 47 as of December 31, 2005. Upon adoption of the provisions of FIN No. 47, the Company recognized a $35.5 million charge (net of an $11.7 million tax benefit) as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended December 31, 2005. In addition, the adoption of FIN No. 47 resulted in an increase to the tower assets included in property and equipment, net of $66.9 million. Had the Company adopted the provisions of FIN No. 47 as of January 1, 2003, the aggregate asset retirement obligation as of January 1, 2003, December 31, 2003 and December 31, 2004 would have approximated $86.7 million, $92.9 million and $99.5 million, respectively. Had the Company adopted the provisions of FIN No. 47 in prior periods, net loss for the years ended December 31, 2003 and 2004 would have been approximately $(332,398) and $(253,627), respectively and basic and diluted net loss per share for the years ended December 31, 2003 and December 31, 2004 would have been approximately $(1.60) and $(1.13), respectively.

The Company’s asset retirement obligation is included in other long-term liabilities in the accompanying consolidated balance sheets. The changes in the carrying value of the Company’s asset retirement obligations for years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Beginning balance as of January 1,	$23,464	$4,635	$1,250
Additions and revisions in estimated cash flows, net of settlements	2,587	17,016	3,223
Accretion expense	3,069	1,813	162
Liability assumed in merger with SpectraSite, Inc.	21,126
Increase due to change in accounting principle	113,976

Balance as of December 31,	$164,222	$23,464	$4,635

Stock-Based Compensation—The Company complies with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123). The Company continues to use Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” to account for equity grants and awards to employees, officers and directors and has adopted the disclosure-only provisions of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 148. In accordance with APB No. 25, the Company recognizes compensation expense based on the excess, if any, of the quoted stock price at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The Company’s stock option plans are more fully described in note 14. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), as further described below.

During the year ended December 31, 2005, the Company reevaluated the assumptions used to estimate the fair value of stock options issued to employees. As a result, the Company lowered its expected volatility assumption for options granted after July 1, 2005 to approximately 30% and increased the expected life of option grants to 6.25 years using the simplified method permitted by SEC SAB No. 107, ”Share-Based Payment” (SAB No. 107). The Company made this change based on a number of factors, including the Company’s execution of its strategic plans to sell non-core businesses, reduce leverage and refinance its debt, and its recent merger with SpectraSite, Inc. (See note 2.) Management had previously based its volatility assumptions on historical volatility since inception, which included periods when the Company’s capital structure was more highly leveraged than current levels and expected levels for the foreseeable future. Management’s estimate of future volatility is based on its consideration of all available information, including historical volatility, implied volatility of publicly traded options, the Company’s current capital structure and its publicly announced future business plans. For comparative purposes, a 10% change in the volatility assumption would change pro forma stock option expense and pro forma net loss by approximately $0.1 million for the year ended December 31, 2005. (See note 14.)

The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 (as amended) to stock-based compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model (in thousands, except per share amounts):

	2005	2004	2003
Net loss as reported	$(171,590)	$(247,587)	$(325,321)
Add: Stock-based employee compensation expense, net of related tax effect, included in net loss as reported	7,104	2,297	2,077
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(22,238)	(23,906)	(31,156)

Pro-forma net loss	$(186,724)	$(269,196)	$(354,400)

Basic and diluted net loss per share as reported	$(0.57)	$(1.10)	$(1.56)
Basic and diluted net loss per share pro-forma	$(0.62)	$(1.20)	$(1.70)

The Company has modified certain option awards to revise vesting and exercise terms for certain terminated employees and recognized charges of $7.0 million, $3.0 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, the stock-based employee compensation amounts above for the year ended December 31, 2005, include approximately $2.4 million of unearned compensation amortization related to unvested stock options assumed in the merger with SpectraSite, Inc. Such charges are reflected in impairments, net loss on sale of long-lived assets, restructuring and merger related expense with corresponding adjustments to additional paid-in capital and unearned compensation in the accompanying consolidated financial statements.

Recent Accounting Pronouncements—In December 2004, the FASB issued SFAS 123R, which supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” This statement addressed the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the statement of operations. SFAS 123R, is effective for the Company as of January 1, 2006. The Company historically accounted for share-based payments to employees under APB No. 25’s intrinsic value method. As such, the Company generally has not recognized compensation expense for options granted to employees. The Company will adopt the provisions of SFAS 123R under the modified prospective method, in which compensation cost for all share-based payments granted or modified after the effective date is recognized based upon the requirements of SFAS 123R, and compensation cost for all awards granted to employees prior to the effective date that are unvested as of the effective date of SFAS 123R is recognized based on SFAS 123. Tax benefits will be recognized related to the cost for share-based payments to the extent the equity instrument would ordinarily result in a future tax deduction under existing law. Tax expense will be recognized to write off excess deferred tax assets when the tax deduction upon settlement of a vested option is less than the expense recorded in the statement of operations (to the extent not offset by prior tax credits for settlements where the tax deduction was greater than the fair value cost). The Company estimates that it will recognize equity-based compensation expense of approximately $35 million to $38 million for the year ending December 31, 2006. This amount is subject to revisions as the Company finalizes certain assumptions related to 2006, including the size and nature of share-based awards and forfeiture rates. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as operating cash flow as was previously required. The Company cannot estimate what the future tax benefits will be as the amounts depend on, among other factors, future employee stock option exercises. Due to the Company’s tax loss position, there was no operating cash inflow realized for December 31, 2005 and 2004 for such excess tax deductions.

In March 2005, the SEC issued SAB No. 107 regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS 123R.

Fair Value of Financial Instruments—The carrying values of the Company’s financial instruments, with the exception of long-term obligations, including current portion, reasonably approximate the related fair values as of December 31, 2005 and 2004. As of December 31, 2005, the carrying amount and fair value of long-term obligations, including current portion, were $3.6 billion and $4.0 billion, respectively. As of December 31, 2004, the carrying amount and fair value of long-term obligations, including current portion, were $3.3 billion and $3.6 billion, respectively. Fair values are based primarily on quoted market prices for those or similar instruments.

Retirement Plan—The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. Under the plan, the Company’s matching contribution for periods prior to June 30, 2004 was 35% up to a maximum 5% of a participant’s contributions. Effective July 1, 2004, the plan was amended to increase the Company match to 50% up to a maximum 6% of a participant’s contributions. The Company contributed approximately $1,061,000, $533,000 and $825,000 to the plan for the years ended December 31, 2005, 2004 and 2003, respectively.

Reclassifications— Certain reclassifications have been made to the accompanying 2004 and 2003 consolidated financial statements and related notes to conform to the 2005 presentation. The Company changed the classification of its changes in restricted cash and investment balances to present such changes as an investing activity in the accompanying consolidated statement of cash flows for the year ended December 31, 2004. The

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company had previously presented such changes as a financing activity. The change in classification resulted in an increase of $170.0 million in investing cash flows and a corresponding decrease in financing cash flows from the amounts previously reported.

2.    ACQUISITIONS

General—The acquisitions consummated by the Company during 2005, 2004 and 2003, have been accounted for under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (SFAS No. 141). The purchase prices have been allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as further discussed below.

During the years ended December 31, 2005, 2004 and 2003, the Company primarily acquired its tower assets from third parties in one of two types of transactions: the purchase of a business or the purchase of assets. The structure of each transaction affects the way the Company allocates purchase price within the consolidated financial statements. In the case of tower assets acquired through the purchase of a business, the Company allocates the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill. In the case of an asset purchase, the Company first allocates the purchase price to property and equipment for the appraised value of the tower and to identifiable intangible assets (primarily customer base). The Company then records any remaining purchase price within intangible assets as a “network/location intangible.”

The Company’s accompanying consolidated financial statements reflect preliminary allocations of purchase price for certain of its acquisitions, as appraisals of the net assets acquired have not been finalized. The Company does not expect any changes in depreciation and amortization from the finalization of these appraisals to be material to its consolidated results of operations.

Merger with SpectraSite, Inc.—In May 2005, the Company entered into an agreement and plan of merger with SpectraSite, Inc., an owner and operator of approximately 7,800 wireless and broadcast towers and in-building systems in the United States. The Company completed the merger in August 2005, which increased the size of the Company’s communications site portfolio to over 22,000 sites.

Under the terms of the merger agreement, SpectraSite, Inc. merged with a wholly owned subsidiary of the Company, and each share of SpectraSite, Inc. common stock converted into the right to receive 3.575 shares of the Company’s Class A common stock. In August 2005, the Company issued approximately 169.5 million shares of its Class A common stock with respect to shares of SpectraSite, Inc. common stock outstanding as of the closing of the merger and reserved for issuance approximately 9.9 million and 6.8 million shares of Class A common stock issuable pursuant to SpectraSite, Inc. options and warrants, respectively, assumed in the merger.

The total preliminary purchase price of approximately $3.1 billion includes the fair value of shares of Class A common stock issued, the fair value of SpectraSite, Inc. options and warrants assumed, and estimated transaction costs, as follows (in thousands):

Total
Issuance of American Tower Class A common stock to stockholders of SpectraSite, Inc. (169.5 million shares at $17.21)	$2,917,130
Fair value of options assumed, net of estimated tax benefit	88,487
Fair value of warrants assumed	100,455
Estimated transaction costs	22,733

Total preliminary purchase price	$3,128,805

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of shares of Class A common stock issued and options and warrants assumed was determined using a value of $17.21 per share, which represents the average closing price of the Class A common stock from the two trading days before, to the two trading days after, the signing of the merger agreement and the public announcement of the merger. The fair value of the SpectraSite, Inc. options and warrants assumed was calculated using a Black-Scholes valuation model. Upon completion of the merger, the assumed SpectraSite, Inc. stock options were exercisable for an aggregate of 9.9 million shares of the Company’s Class A common stock. Of these options, options to purchase approximately 8.3 million shares were fully vested as of the closing date and the remaining unvested options to purchase 1.6 million shares vest monthly through the first quarter of 2008. The portion of the intrinsic value of the unvested options related to future service has been allocated to unearned compensation of $4.9 million and is being amortized over the remaining vesting periods, which range from approximately one to three years from the date of acquisition. Approximately $2.4 million was amortized to merger related expense in the accompanying consolidated financial statements for the year ended December 31, 2005. The purchase price and residual goodwill has also been adjusted to reflect an estimated tax benefit of $35.1 million associated with the post merger exercises of options assumed in the merger. Transaction costs include investment banking, legal and accounting fees and other external costs directly related to the merger.

The Company is in the process of finalizing a third-party valuation of SpectraSite’s property and equipment, intangible assets and certain other assets and liabilities. Given the size of the SpectraSite transaction, the values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained and the third-party valuation is finalized. The primary areas of the purchase price allocation which are not yet finalized relate to the fair values of property and equipment, intangibles, restructuring and merger related liabilities, other assumed liabilities, deferred income taxes and residual goodwill. Changes to the valuation of these items may result in adjustments to depreciation and amortization and associated income taxes. Goodwill resulting from the merger was assigned to the Company’s rental and management segment. Deferred taxes were recorded for the differing book and tax bases of all SpectraSite assets and liabilities other than goodwill.

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes in connection with the merger (in thousands):

Assets acquired:
Current assets	$69,844
Property and equipment	1,314,547
Intangible assets subject to amortization:
Acquired customer base and network location intangible	1,215,000
Other intangibles	17,300

Total intangible assets	1,232,300

Goodwill	1,549,868
Other long-term assets	36,255
Deferred income taxes	24,334

Total assets acquired	$4,227,148

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liabilities assumed:
Current liabilities	$120,525
Long-term debt, including current portion	702,480
Other long-term liabilities	60,489
Deferred income taxes	219,710

Total liabilities assumed	$1,103,204

Other:
Unearned compensation on unvested options	4,861

Net assets acquired	$3,128,805

Other Acquisitions—During the years ended December 31, 2005, 2004 and 2003, the Company used cash to acquire a total of 30 towers, 214 towers and 561 towers for approximately $6.0 million, $33.4 million and $95.1 million, respectively, primarily in Mexico and Brazil under agreements with NII Holdings, Inc. and Iusacell Celular.

Unaudited Pro Forma Operating Results—The following table presents the unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2005 and 2004, respectively, as if the merger with SpectraSite, Inc. was completed as of January 1, 2005 and 2004, as shown below. Unaudited pro forma results of operations of the other acquisitions are not presented due to their insignificant impact on the Company’s consolidated results of operations.

	2005	2004
Revenues	$1,178,284	$1,080,394
Loss before cumulative effect of change in accounting principle	(168,068)	(260,732)
Net loss	(203,594)	(260,732)
Basic and diluted loss per common share amounts:
Loss before cumulative effect of change in accounting principle	$(0.42)	$(0.66)
Net loss	$(0.50)	$(0.66)

The pro forma amounts include the historical operating results of the Company and SpectraSite, Inc. with appropriate adjustments that give effect to depreciation, amortization and accretion, interest expense, amortization of unearned compensation relating to unvested stock options assumed, income taxes, and certain conforming accounting policies of the Company. The pro forma amounts for the year ended December 31, 2005 contain approximately $20.7 million of merger related costs incurred by SpectraSite, Inc. prior to the merger. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the acquisition and related transactions had been completed at the beginning of the applicable periods presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods.

3.    DISCONTINUED OPERATIONS

In 2004 and 2003, in connection with the Company’s plan to focus on its core tower business, the Company sold or committed to sell several non-core businesses. In accordance with SFAS No. 144, the Company classified the operating results of these businesses as discontinued operations in the accompanying consolidated statements of operations. In addition, the assets of the discontinued operations that were not disposed of as of December 31, 2004 were reflected as assets held for sale in the accompanying consolidated balance sheet.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents summary operating results of the discontinued operations for the years ended December 31, (in thousands):

	2005	2004	2003
Revenue		$71,993	$283,124

Loss from discontinued operations		(11,821)	(13,604)
Income tax benefit on loss from discontinued operations		4,101	1,587
Net loss on disposal of discontinued operations, net of tax benefit of $1,042, $337 and $10,160 respectively	$(1,935)	(625)	(48,458)

Loss from discontinued operations, net	$(1,935)	$(8,345)	$(60,475)

As of December 31, 2004, the Company had assets owned by its Kline Iron & Steel Co, Inc. (Kline) subsidiary held for sale that were comprised of property and equipment, net of $3.4 million.

The following businesses have been reflected as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Impairment charges and gains/losses are presented net of taxes.

Tower Construction Services Unit—In November 2004, the Company consummated the sale of its tower construction services unit (previously included in the Company’s network development services segment), including $3.9 million of inventory and $5.2 million of net property and equipment. Total consideration was approximately $9.1 million, including $6.8 million of cash proceeds, subject to adjustment, and the buyer’s assumption of $2.3 million of capital lease obligations. Pursuant to this transaction, the Company recorded a net loss on disposal of approximately $1.7 million, which is reflected in loss from discontinued operations, net, in the accompanying consolidated statement of operations for the year ended December 31, 2004.

Kline, Iron & Steel—In June 2003, the Company committed to a plan to sell its steel fabrication and tall tower construction service subsidiary, Kline (previously included in the Company’s network development services segment). During 2003, the Company recognized an aggregate non-cash charge of approximately $14.6 million (including $10.3 million of goodwill) related to the impairment of Kline’s net assets to reduce their carrying value to the estimated proceeds expected upon disposal. This charge is reflected in loss from discontinued operations, net, in the accompanying consolidated statement of operations for the year ended December 31, 2003. In March 2004, the Company sold substantially all the assets of Kline for approximately $4.0 million.

Verestar—In December 2002, the Company committed to a plan to sell Verestar by December 31, 2003. In December 2003, Verestar filed for protection under Chapter 11 of the federal bankruptcy laws. Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. Accordingly, due to the bankruptcy filing, the Company ceased to consolidate Verestar’s financial results beginning December 22, 2003. The operations of Verestar are included in loss from discontinued operations, net, in the accompanying consolidated statements of operations through the date of the bankruptcy filing. As described in note 9, the Company has incurred costs in connection with its involvement in the bankruptcy proceedings of Verestar, which are reflected within discontinued operations in the accompanying consolidated statements of operations.

The Company recognized aggregate impairment charges related to its investment in Verestar of approximately $26.5 million for the year ended December 31, 2003. These charges reduced the carrying value of the Company’s investment in Verestar to zero as of December 31, 2003. These charges are included in loss from discontinued

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations, net, in the accompanying consolidated statements of operations for the year ended December 31, 2003. (See note 9.)

Other Transactions—In August 2003, the Company consummated the sale of Galaxy Engineering (Galaxy), a radio frequency engineering, network design and tower-related consulting business (previously included in the Company’s network development services segment). The purchase price of approximately $3.5 million included $2.0 million in cash, which the Company received at closing, and an additional $1.5 million payable on January 15, 2008, or at an earlier date based on the future revenues of Galaxy. The Company received $0.5 million of this amount in January 2005. Pursuant to this transaction, the Company recorded a net loss on disposal of approximately $2.4 million in the accompanying consolidated statement of operations for the year ended December 31, 2003.

In May 2003, the Company consummated the sale of an office building in Westwood, Massachusetts (previously held primarily as rental property and included in the Company’s rental and management segment) for a purchase price of approximately $18.5 million, including $2.4 million of cash proceeds and the buyer’s assumption of $16.1 million of related mortgage notes. Pursuant to this transaction, the Company recorded a net loss on disposal of approximately $3.6 million in the accompanying consolidated statement of operations for the year ended December 31, 2003.

In January 2003, the Company consummated the sale of Flash Technologies, its remaining components business (previously included in the Company’s network development services segment) for approximately $35.5 million in cash and has recorded a net gain on disposal of approximately $0.1 million in the accompanying consolidated statement of operations for the year ended December 31, 2003.

In March 2003, the Company consummated the sale of an office building in Schaumburg, Illinois (previously held primarily as rental property and included in the Company’s rental and management segment) for net proceeds of approximately $10.3 million in cash and recorded a net loss on disposal of $0.1 million in the accompanying consolidated statement of operations for the year ended December 31, 2003.

4.    PROPERTY AND EQUIPMENT

Property and equipment (including assets held under capital leases) consist of the following as of December 31, (in thousands):

	2005	2004
Towers	$4,134,155	$2,788,162
Equipment	167,504	115,244
Buildings and improvements	184,951	162,120
Land and improvements	215,974	176,937
Construction-in-progress	36,991	27,866

Total	4,739,575	3,270,329
Less accumulated depreciation and amortization	(1,279,049)	(996,973)

Property and equipment, net	$3,460,526	$2,273,356

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s net carrying amount of goodwill was approximately $2.1 billion as of December 31,2005 and $592.7 million as of December 31, 2004, all of which related to its rental and management segment. The increase in the carrying value was as a result of the goodwill of $1.5 billion acquired in the merger with SpectraSite, Inc. (See note 2.)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has selected December 1 as the date to perform its annual impairment test. In performing its 2005 and 2004 testing, the Company completed an internal appraisal and estimated the fair value of the rental and management reporting unit that contains goodwill utilizing future discounted cash flows and market information. Based on the appraisals performed, the Company determined that goodwill in its rental and management segment was not impaired.

The Company’s other intangible assets subject to amortization consist of the following as of December 31, (in thousands):

	2005	2004
Acquired customer base and network location intangibles	$2,606,546	$1,369,607
Deferred financing costs	65,623	89,736
Acquired licenses and other intangibles	51,703	43,404

Total	2,723,872	1,502,747
Less accumulated amortization	(646,560)	(517,444)

Other intangible assets, net	$2,077,312	$985,303

The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization of intangible assets for the years ended December 31, 2005 and 2004 aggregated approximately $136.0 million and $97.8 million, respectively (excluding amortization of deferred financing costs, which is included in interest expense). The Company expects to record amortization expense of approximately $183.6 million, $178.3 million, $174.4 million, $172.7 million and $170.3 million, for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the SpectraSite purchase price is finalized.

6.    NOTES RECEIVABLE

In 2000, the Company loaned TV Azteca, S.A. de C.V. (TV Azteca), the owner of a major national television network in Mexico, $119.8 million. The loan, which initially bore interest at 12.87%, payable quarterly, was discounted by the Company, as the fair value interest rate at the date of the loan was determined to be 14.25%. The loan was amended effective January 1, 2003 to increase the original interest rate to 13.11%. As of December 31, 2005 and 2004, approximately $119.8 million undiscounted ($108.2 million discounted) under the loan was outstanding and included in notes receivable and other long-term assets in the accompanying consolidated balance sheets. The term of the loan is seventy years; however, the loan may be prepaid by TV Azteca without penalty during the last fifty years of the agreement. The discount on the loan is being amortized to interest income—TV Azteca, net, using the effective interest method over the seventy-year term of the loan.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On a quarterly basis, the Company assesses the recoverability of its note receivable from TV Azteca. As of December 31, 2005 and 2004, the Company has assessed the recoverability of the note receivable from TV Azteca and concluded that no adjustment to its carrying value is required.

An executive officer and former director of the Company served as a director of TV Azteca from December 1999 to February 2006.

As of December 31, 2005 and 2004, the Company also had other long-term notes receivable outstanding of approximately $11.1 million and $11.2 million, respectively.

7.    FINANCING ARRANGEMENTS

Outstanding amounts under the Company’s long-term financing arrangements consisted of the following as of December 31, (in thousands):

	2005	2004
American Tower credit facility	$793,000	$698,000
SpectraSite credit facility	700,000
Senior subordinated notes	400,000	400,000
Senior subordinated discount notes, net of discount and warrant valuation	160,252	303,755
Senior notes, net of discount and premium	726,754	1,001,817
Convertible notes, net of discount	773,058	830,056
Notes payable and capital leases	60,365	59,986

Total	3,613,429	3,293,614
Less current portion of other long-term obligations	(162,153)	(138,386)

Long-term debt	$3,451,276	$3,155,228

New Credit Facilities—In October 2005, the Company refinanced the two existing credit facilities of its principal operating subsidiaries. The Company replaced the existing American Tower $1.1 billion senior secured credit facility with a new $1.3 billion senior secured credit facility and replaced the existing SpectraSite $900.0 million senior secured credit facility with a new $1.15 billion senior secured credit facility. As a result of the repayment of the previous credit facilities, the Company recorded a net loss on retirement of long-term obligations of $9.8 million in the fourth quarter of 2005.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, the new American Tower credit facility consists of the following:

•	a $300.0 million revolving credit facility, against which approximately $18.2 million of undrawn letters of credit are outstanding at December 31, 2005, maturing on October 27, 2010;

•	a $750.0 million Term Loan A, which is fully drawn, maturing on October 27, 2010; and

•	a $250.0 million Delayed Draw Term Loan, of which $43.0 million was drawn at December 31, 2005, maturing on October 27, 2010.

The borrowers under the American Tower credit facility include ATI, American Tower, L.P., American Tower International, Inc. and American Tower LLC. The Company and the borrowers’ restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrowers and the restricted subsidiaries, with a carrying value aggregating approximately $4.0 billion at December 31, 2005. At closing, the Company drew down the entire Term Loan A of the American Tower credit facility and used the net proceeds to repay principal and interest on the $745.0 million outstanding under the previous American Tower credit facility.

In December 2005, the Company drew down $43.0 million of the Delayed Draw Term Loan to finance repurchases of ATI 12.25% senior subordinated discount notes due 2008 (ATI 12.25% Notes). As of December 31, 2005, the Company had $793.0 million outstanding under the new American Tower credit facility. Under the terms of the new American Tower credit facility, the Company could borrow approximately $488.8 million while remaining in compliance with the applicable covenants as of December 31, 2005.

As of December 31, 2005, the new SpectraSite credit facility consists of the following:

•	a $250.0 million revolving credit facility, against which approximately $4.6 million of undrawn letters of credit were outstanding at December 31, 2005, maturing on October 27, 2010;

•	a $700.0 million Term Loan A, which is fully drawn, maturing on October 27, 2010; and

•	a $200.0 million Delayed Draw Term Loan, none of which was drawn at December 31, 2005, maturing on October 27, 2010.

The borrower under the SpectraSite credit facility is SpectraSite Communications. SpectraSite Communications, its parent company (SpectraSite, LLC), and its restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrower and the restricted subsidiaries, with a carrying value aggregating approximately $4.0 billion at December 31, 2005. At closing, the Company drew down the entire Term Loan A of the SpectraSite credit facility and used the net proceeds to repay principal and interest on the $697.0 million principal amount outstanding under the previous SpectraSite credit facility.

As of December 31, 2005, the Company had $700.0 million outstanding under the new SpectraSite credit facility. Under the terms of the new SpectraSite credit facility, the Company could borrow approximately $445.4 million while remaining in compliance with the applicable covenants as of December 31, 2005.

The revolving credit facility and Delayed Draw Term Loan components of each of the American Tower and SpectraSite credit facilities remained undrawn at closing. Each credit facility provides that any portion of the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Delayed Draw Term Loan component that is not drawn as of October 27, 2006 will be canceled. As of December 31, 2005, the Company had drawn $43.0 million of the Delayed Draw Tem Loan under the American Tower credit facility. Interest rates for the revolving loan and the term loan components of each of the credit facilities are determined at the option of the borrowers under the facility and range between 0.50% and 1.25% above the LIBOR rate for LIBOR based borrowings or between 0.0% and 0.25% above the defined base rate for base rate borrowings, in each case based on the applicable borrowers’ debt ratings. A quarterly commitment fee on the undrawn portion of each credit facility is required, ranging from 0.10% to 0.375% per annum, based on the applicable borrowers’ debt ratings.

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

Any failure to comply with the financial and operating covenants of the American Tower credit facility or the SpectraSite credit facility would not only prevent the Company from being able to borrow additional funds under the revolving loans, but would constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. As of December 31, 2005, the Company was in compliance with all of the foregoing tests.

Each credit facility has a term of five years and matures on October 27, 2010. All amounts will be due and payable in full at maturity. The credit facilities do not require amortization of principal and may be paid prior to maturity in whole or in part at the borrowers’ option without penalty or premium. The new credit facilities allow the Company to use borrowings for general corporate purposes and, provided certain conditions are met, permit the use of borrowings under the credit facilities and internally generated funds to repurchase the Company’s equity securities and repurchase and refinance other indebtedness without additional lender approval.

Previous American Tower Credit Facilities— In each of 2005, 2004 and 2003, the Company amended its previous American Tower Credit facilities. The Company amended its credit facility in 2003 (2003 Credit Facility), refinanced the 2003 Credit Facility with a new credit facility in 2004 (2004 Credit Facility), and amended the 2004 Credit Facility in 2005. As discussed above, the 2004 Credit Facility was terminated and repaid in October 2005 in connection with the implementation of the Company’s new American Tower credit facility.

In May 2005, the Company amended its 2004 Credit Facility to replace the $397.0 million Term Loan B due August 31, 2011 with a new $397.0 million Term Loan C due August 31, 2011. The new Term Loan C had substantially the same terms as the previous Term Loan B, except that the interest rate spreads for the existing LIBOR and base rate loans were reduced.

In May 2004, the Company refinanced its 2003 Credit Facility and replaced it with the 2004 Credit Facility, a $1.1 billion senior secured credit facility. At closing, the Company received $685.5 million of net proceeds from the borrowings under the 2004 Credit Facility, after deducting related expenses and fees. Approximately $670.0 million of the net proceeds were used to repay principal and interest on the 2003 Credit Facility. The Company used the remaining net proceeds of $15.5 million for general corporate purposes, including the repurchase of other outstanding debt securities. The Company recorded a charge of $11.7 million related to the write-off of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred financing fees associated with the 2003 Credit Facility, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2004.

In January 2004, the Company amended its 2003 Credit Facility primarily to facilitate the 7.50% senior notes offering described below. The amendment permitted the Company, among other things, to complete the offering provided that the net proceeds were used to prepay obligations under its convertible notes. The Company also refinanced its $267.0 million Term Loan B under its 2003 Credit Facility with a new Term Loan C due December 31, 2007. The new Term Loan C had substantially the same terms as the previous Term Loan B, except that the interest rate spreads for the LIBOR and base rate loans were reduced from 3.5% above LIBOR to 2.25% and from 2.5% above the base rate to 1.25%, respectively. The amendment also removed the requirement that any remaining proceeds from the August 2003 equity offering held as restricted cash and investments on August 4, 2004 be contributed to the borrower subsidiaries.

During 2003, the Company reduced the borrowing capacity under its 2003 Credit Facility through certain amendments and related prepayments of $938.8 million and principal payments of $61.5 million. In connection with the amendments during 2003, the Company recorded non-cash charges related to the write-off of deferred financing fees associated with the reduction in the borrowing capacity under the 2003 Credit Facility of approximately $11.9 million. These charges are reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2003.

For the years ended December 31, 2004 and 2003 the combined weighted average interest rate related to the Company’s previous American Tower credit facilities was 4.35%, and 3.85% respectively. Commitment fees incurred by the Company related to the previous American Tower credit facilities aggregated approximately $2,761,000, and $2,376,000 for the years ended December 31, 2004 and 2003, respectively.

Notes Offerings—The following is a description of the Company’s notes offerings during the years ended December 31, 2004 and 2003. The Company did not complete any notes offerings in the year ended December 31, 2005.

7.125% Senior Notes—In October and December 2004, the Company sold $300.0 million and $200.0 million, respectively, principal amount of 7.125% senior notes due October 15, 2012 (7.125% Notes) through institutional private placements. The net proceeds were approximately $292.8 million in October 2004 and $199.8 million in December 2004, after deducting the commissions payable to the initial purchaser and other expenses related to the offering. The $200.0 million principal amount of 7.125% Notes issued in December 2004 were issued at 101.25% of face amount. All net proceeds were used to redeem a portion of the Company’s 9 3/8% senior notes due 2009 (9 3/8% Notes) as described below.

The 7.125% Notes mature on October 15, 2012, and interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning April 15, 2005. The Company may redeem up to 35% of the original principal amount of the 7.125% Notes prior to October 15, 2007 at a price equal to 107.125% of the principal amount plus accrued and unpaid interest using proceeds from certain types of equity offerings. The Company may redeem all or a partial amount of the original principal amount of the 7.125% Notes prior to October 15, 2008 at a price equal to 100% of the principal amount plus an applicable premium. The Company may redeem all or a partial amount of the original principal amount of the 7.125% Notes on or after October 15, 2008 at an initial redemption price of 103.563%, subject to a ratable decline in each of the following years to 100% of the principal amount in 2010 and thereafter. The indenture for the 7.125% Notes contains certain covenants that restrict the Company’s ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sale leaseback transactions. The 7.125% Notes rank equally with the Company’s other senior unsecured debt obligations, the Company’s convertible notes and the 7.50% senior notes due 2012 and are structurally and effectively junior to indebtedness outstanding under the American Tower and SpectraSite credit facilities and the ATI 7.25% senior subordinated notes due 2011 (ATI 7.25% Notes).

As of December 31, 2005 and 2004, the Company had a total of $501.8 million, net and $501.9 million, net ($500.0 million principal amount) outstanding, respectively, under the 7.125% Notes. These carrying values included a premium of $2.2 million and $2.5 million and a discount of $0.5 million and $0.6 million, as of December 31, 2005 and 2004, respectively.

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

The 7.50% Notes mature on May 1, 2012, and interest is payable semiannually in arrears on May 1 and November 1 of each year. The Company may redeem the 7.50% Notes after May 1, 2008. The initial redemption price on the 7.50% Notes is 103.750% of the principal amount, subject to a ratable decline after May 1 of the following year to 100% of the principal amount in 2010 and thereafter. The indenture for the 7.50% Notes contains certain covenants that restrict the Company’s ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions. The 7.50% Notes rank equally with the Company’s convertible notes and the 7.125% Notes and are structurally and effectively junior to indebtedness outstanding under the American Tower and SpectraSite credit facilities and the ATI 7.25% Notes.

As of December 31, 2005 and 2004 respectively, the Company had a total of $225.0 million outstanding under the 7.50% Notes.

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

The 3.00% Notes mature on August 15, 2012, and interest is payable semi-annually in arrears on February 15 and August 15 of each year. The 3.00% Notes are convertible at any time prior to maturity, subject to their prior redemption or repurchase, into shares of the Company’s Class A common stock at a conversion price of approximately $20.50 per share, subject to adjustment in certain events. Upon a fundamental change of control as defined in the notes indenture, the holders of the 3.00% Notes may require the Company to repurchase all or part of the 3.00% Notes for a cash purchase price equal to 100% of the principal amount. In addition, upon a fundamental change of control, the holders may elect to convert their notes based on a conversion rate adjustment that entitles the holders to receive additional shares of the Company’s Class A common stock upon conversion depending on the terms and timing of the change of control. The Company may redeem the 3.00% notes after August 20, 2009 at an initial redemption price of 101.125% of the principal amount, subject to a ratable decline after August 15 of the following year to 100% of the principal amount in 2012. The 3.00% Notes rank equally with the Company’s other convertible notes, the 7.50% Notes and the 7.125% Notes and are structurally and effectively junior to indebtedness outstanding under the American Tower and SpectraSite credit facilities and the ATI 7.25% Notes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In certain instances upon a fundamental change of control, the holders of the 3.00% Notes may elect to convert their notes based on a conversion rate adjustment and receive additional shares of the Company’s Class A common stock, the acquirer’s common stock or, at the election of the acquirer, in certain instances, such feature may be settled in cash. This feature qualifies as an embedded derivative under SFAS No. 133. In addition, the Company’s 7.125% Notes contain a call provision that also represents an embedded derivative. The Company has recorded the fair value of these provisions, $1.3 million, as a discount under the 3.00% Notes and 7.125% Notes and as a liability in other long-term liabilities in the accompanying December 31, 2005 and 2004 consolidated balance sheet, respectively. The Company will record any changes in fair value to the liability in future periods to other expense and will amortize the discount to interest expense within its consolidated statement of operations.

As of December 31, 2005 and 2004, the outstanding debt under the 3.00% Notes was $344.4 million and $344.3 million ($345.0 million principal amount), net of $0.6 million and $0.7 million discount, respectively.

ATI 7.25% Senior Subordinated Notes—In November 2003, ATI completed a private placement of $400.0 million principal amount of 7.25% senior subordinated notes due 2011 (ATI 7.25% Notes). Net proceeds of approximately $389.3 million (after deducting the initial purchasers’ discounts and commissions and other expenses related to the offering) were used to prepay indebtedness under the Company’s 2003 Credit Facility.

The ATI 7.25% Notes mature on December 1, 2011 and interest is payable semi-annually in arrears on June 1 and December 1 of each year. The Company may redeem the notes after December 1, 2007. The initial redemption price on the notes is 103.625% of the principal amount, subject to a ratable decline after December 1 of the following year to 100% of the principal amount in 2009 and thereafter. The Company may also redeem up to 35% of the notes prior to December 1, 2006 at a price equal to 107.25% of the principal amount, plus accrued and unpaid interest using proceeds from certain types of equity offerings. The indenture governing the ATI 7.25% Notes contains certain restrictive covenants, including restrictions on the Company’s ability to incur more debt, pay dividends and make certain investments. The ATI 7.25% Notes are jointly and severally guaranteed on a senior subordinated basis by the Company and substantially all of the wholly owned domestic subsidiaries of ATI and the Company, other than SpectraSite and its subsidiaries. The notes rank junior in right of payment to all existing and future senior indebtedness of ATI, the sister guarantors (as defined in the indenture relating to the notes) and their domestic subsidiaries, including all indebtedness outstanding under the American Tower and SpectraSite credit facilities. The ATI 7.25% Notes are structurally senior in right of payment to all other existing and future indebtedness of the Company, including the Company’s convertible notes and senior notes.

As of December 31, 2005 and 2004, the Company had $400.0 million outstanding under the ATI 7.25% Notes.

3.25% Convertible Notes—In August 2003, the Company sold $210.0 million principal amount of 3.25% convertible notes due August 1, 2010 (3.25% Notes) through an institutional private placement. The net proceeds were approximately $202.8 million, after deducting the initial purchasers’ discounts and commissions and other expenses related to the offering. The Company utilized $100.0 million of the net proceeds to prepay a portion of its outstanding indebtedness under the 2003 Credit Facility and placed the remaining $102.8 million in a restricted account, which the Company subsequently utilized to fund repurchases of its 2.25% convertible notes due 2009 and 5.0% Notes.

The 3.25% Notes mature on August 1, 2010, and interest is payable semi-annually in arrears on February 1 and August 1 of each year. The 3.25% Notes are convertible at any time into shares of the Company’s Class A common stock at a conversion price of $12.22 per share, subject to certain adjustments. The Company may redeem the 3.25% Notes on or after August 6, 2008. The initial redemption price on the 3.25% Notes is 100.929% of the principal amount, subject to a ratable decline after August 1 of the following year to 100% of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the principal amount in 2010. The 3.25% Notes rank equally with the Company’s other convertible notes, the 7.50% Notes and the 7.125% Notes and are structurally and effectively junior to indebtedness outstanding under the American Tower and SpectraSite credit facilities and the ATI 7.25% Notes.

As described below, during the year ended December 31, 2005, holders of $57.1 million principal amount of the 3.25% Notes converted their holdings to shares of the Company’s Class A common stock. As of December 31, 2005 and 2004, the Company had $152.9 million and $210.0 million outstanding under the 3.25% Notes.

ATI 12.25% Senior Subordinated Discount Notes and Warrants—In January 2003, the Company issued 808,000 units, each consisting of (1) $1,000 principal amount at maturity of ATI 12.25% Notes and (2) a warrant to purchase 14.0953 shares of Class A common stock of the Company, for gross proceeds of approximately $420.0 million. Net proceeds from the offering aggregated approximately $397.0 million (after deducting the initial purchasers’ discounts and commissions and other expenses related to the offering) and were primarily used to prepay $200.0 million of term loans under the 2003 Credit Facility and to repurchase other outstanding debt.

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

The Company was permitted to redeem the ATI 12.25% Notes on or after February 1, 2006, and the Company redeemed all outstanding ATI 12.25% Notes on February 1, 2006, as discussed below. Upon completion of this redemption, no ATI 12.25% Notes remained outstanding. (See note 18.)

The ATI 12.25% Notes accrued no cash interest. Instead, the accreted value of each ATI 12.25% Note increased between the date of original issuance and maturity (August 1, 2008) at a rate of 12.25% per annum. The effective interest rate on the ATI 12.25% Notes (after giving effect to the accretion of the original discount and the accretion of the warrants) was 14.7% per annum. The warrants are exercisable at any time on or after January 29, 2006 and will expire on August 1, 2008. The redemption price of the ATI 12.25% Notes was 106.125% of the accreted value on the first redemption date, February 1, 2006, and was subject to a ratable decline the following year to 100% of the accreted value in 2008. The indenture governing the ATI 12.25% Notes contained certain restrictive covenants, including restrictions on the Company’s ability to incur more debt, pay dividends and make certain investments. The Company’s payment obligations under the ATI 12.25% Notes were fully and unconditionally guaranteed on a joint and several basis by the Company and substantially all of the wholly owned domestic subsidiaries of ATI and the Company, other than SpectraSite and its subsidiaries. The ATI 12.25% Notes ranked junior in right of payment to all existing and future senior indebtedness of ATI, the sister guarantors (as defined in the indenture relating to the notes) and their domestic subsidiaries, including all indebtedness outstanding under the American Tower and SpectraSite credit facilities, and were pari passu with the ATI 7.25% Notes. The ATI 12.25% Notes were structurally senior in right of payment to all other existing and future indebtedness of the Company, including the Company’s convertible notes and senior notes.

As of December 31, 2005 and 2004, the outstanding debt under the ATI 12.25% Notes was $227.7 million face amount ($160.3 million accreted value, net of $7.2 million fair value allocated to warrants), and $498.2 million face amount ($303.8 million accreted value, net of $21.6 million fair value allocated to warrants), respectively.

Notes Repurchases, Redemptions and Conversions—The following is a description of the Company’s notes repurchases, redemptions and conversions during the years ended December 31, 2005, 2004 and 2003.

9 3/8% Senior Notes—During the year ended December 31, 2005, the Company redeemed an aggregate of $274.9 million principal amount of its 9 3/8% senior notes due 2009 (9 3/8% Notes), representing all of its outstanding

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9 3/8% Notes. The Company completed partial redemptions of 9 3/8% Notes in accordance with the terms of the indenture in January, July and September 2005 for an aggregate redemption price of $288.3 million, plus approximately $9.5 million in accrued interest. In connection with these redemptions, the Company recorded a charge of $17.9 million related to amounts paid in excess of carrying value and write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2005.

During the year ended December 31, 2004, the Company redeemed an aggregate of $613.0 million principal amount of its 9 3/8% Notes. The Company completed partial redemptions of 9 3/8% Notes in accordance with the terms of the indenture in September and November 2004 for an aggregate redemption price of $654.0 million, plus approximately $11.0 million in accrued interest. In connection with these redemptions, the Company recorded a charge of $52.5 million related to amounts paid in excess of carrying value and write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2004.

During the year ended December 31, 2004, in addition to the redemptions discussed above, the Company repurchased in privately negotiated transactions an aggregate of $112.1 million principal amount of its 9 3/8% Notes for $118.9 million in cash. As a consequence of these transactions, the Company recorded an aggregate charge of $8.8 million related to amounts paid in excess of carrying value and write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2004.

As of December 31, 2005 and 2004, the Company had $0 and $274.9 million principal amount outstanding under the 9 3/8% Notes, respectively.

ATI 12.25% Notes—During the year ended December 31, 2005, the Company repurchased a portion of its ATI 12.25% Notes in privately negotiated transactions. The Company repurchased an aggregate of $270.6 million face amount ($177.8 million accreted value, net of $10.1 million fair value allocated to warrants) of ATI 12.25% Notes for approximately $208.4 million in cash. The Company recorded a charge of $34.2 million related to the amounts paid in excess of carrying value and write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2005.

During the year ended December 31, 2004, the Company repurchased in privately negotiated transactions an aggregate of $309.7 million face amount of its ATI 12.25% Notes ($179.4 million accreted value, net of $14.7 million fair value allocated to warrants) for approximately $230.9 million in cash. The Company recorded a charge of $56.8 million related to the amounts paid in excess of carrying value and write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2004.

In December 2005, the Company issued a notice for the redemption on February 1, 2006 of all remaining outstanding ATI 12.25% Notes. Pursuant to the indenture for the notes, once a notice to redeem is issued, notes called for redemption become irrevocably due and payable on the redemption date. As of December 31, 2005, there was $227.7 million face amount ($160.3 million accreted value, net of $7.2 million fair value allocated to warrants) of ATI 12.25% Notes outstanding. On February 1, 2006, the Company redeemed $227.7 million face amount of ATI 12.25% Notes in accordance with the indenture at 106.125% of their accreted value for an aggregate of $179.5 million. Accordingly, such amount has been included in the current portion of long-term obligations in the accompanying consolidated balance sheet as of December 31, 2005. The Company expects to record a charge of $19.9 million in the first quarter of 2006 related to the amounts paid in excess of carrying

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value and write-off of deferred financing fees. Upon completion of this redemption, no ATI 12.25% Notes remained outstanding. (See note 18.)

3.25% Convertible Notes—During the year ended December 31, 2005, holders of an aggregate of $57.1 million principal amount of the Company’s 3.25% convertible notes due August 1, 2010 (3.25% Notes) converted their notes into an aggregate of 4.7 million shares of the Company’s Class A common stock. Pursuant to the terms of the indenture, the holders of the 3.25% Notes received 81.808 shares of the Company’s Class A common stock for every $1,000 principal amount of notes converted. In connection with these conversions, the Company paid such holders an aggregate of $4.9 million, calculated based on the accrued and unpaid interest on the 3.25% Notes and the discounted value of future interest payments on such notes. The Company recorded a charge of $4.9 million related to amounts paid in excess of carrying value and write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the consolidated statement of operations for the year ended December 31, 2005.

6.25% Convertible Notes—In February 2004, the Company redeemed all of its outstanding $212.7 million principal amount of 6.25% convertible notes due 2009 (6.25% Notes) pursuant to the terms of the indenture at a purchase price equal to 102.083% of the principal amount, plus accrued interest. The total aggregate redemption price was $221.9 million, including $4.8 million in accrued interest. The Company recorded a charge of $7.2 million related to the amounts paid in excess of carrying value and write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the consolidated statement of operations for the year ended December 31, 2004.

As of December 31, 2005 and 2004, the Company had no outstanding 6.25% Notes.

5.0% Convertible Notes—During the year ended December 31, 2004, the Company repurchased in privately negotiated transactions an aggregate of $73.7 million principal amount of its 5.0% convertible notes due 2010 (5.0% Notes) for approximately $73.3 million in cash. The Company recorded an aggregate charge of $0.7 million related to the write-off of deferred financing fees and amounts paid in excess of carrying value. Such loss is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2004.

As of December 31, 2005 and 2004, the Company had $275.7 million outstanding under the 5.0% Notes.

2.25% Convertible Notes—During the year ended December 31, 2003, the Company repurchased an aggregate of $215.0 million accreted value ($269.8 million face value) of its 2.25% convertible notes due 2009 (2.25% Notes) in exchange for an aggregate of 8,415,984 shares of Class A common stock and $166.4 million in cash, including $84.2 million accreted value ($104.9 million face amount) of 2.25% Notes repurchased in the Company’s cash tender offer in October 2003. The shares issued to noteholders included an aggregate of 6,440,636 shares of Class A common stock issued to such holders in addition to the amounts issuable upon conversion of those notes as provided in the applicable indentures. The Company made these repurchases pursuant to negotiated transactions with a limited number of note holders. As a consequence of these transactions, the Company recorded charges of approximately $41.4 million during the year ended December 31, 2003, which primarily represent the fair market value of the shares of stock issued to the note holders in excess of the number of shares originally issuable upon conversion of the notes, as well as cash paid in excess of the related debt retired. These charges are included in loss on retirement of long-term obligations in the consolidated statement of operations for the year ended December 31, 2003.

As of December 31, 2005 and 2004, the Company had $0.1 million accreted value outstanding under the 2.25% Notes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Lease Obligations and Notes Payable—The Company’s capital lease obligations and notes payable approximated $60.4 million and $60.0 million as of December 31, 2005 and 2004, respectively. These obligations bear interest at rates ranging from 6.1% to 9.5% and mature in periods ranging from less than one year to approximately seventy years.

Maturities—As of December 31, 2005, aggregate carrying value of long-term debt, including capital leases, for the next five years and thereafter are estimated to be (in thousands):

Year Ending December 31,
2006 (excluding $67,417 accreted value attributable to original issue discount of ATI 12.25% Notes and fair value allocated to warrants)	$162,153
2007	276,967
2008	873
2009	521
2010	1,646,458
Thereafter	1,525,291

Total cash obligations	$3,612,263
Accreted value of the discount and premium of 3.00% Notes and 7.125% Notes	1,166

Balance as of December 31, 2005	$3,613,429

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

8.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company has entered into interest rate protection agreements to manage exposure on its variable rate debt. Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. Such exposure is limited to the current value of the contract at the time the counterparty fails to perform. The Company believes its contracts as of December 31, 2005 and 2004 are with credit worthy institutions.

During the fourth quarter of 2005, the Company entered into eight interest rate swap agreements to manage exposure to variable rate interest obligations under its new American Tower and SpectraSite credit facilities. The Company has designated all eight of these swaps as cash flow hedges.

In August 2005, and as a result of the merger with SpectraSite, Inc., the Company acquired three interest rate swap instruments and one interest rate cap instrument. The three interest rate swaps, which had a fair value of $6.7 million at the date of acquisition, have an aggregate notional amount of $300.0 million, a weighted average fixed rate of approximately 3.88% and expire in December 2009. The interest rate cap has a notional amount of $175.0 million, a fixed rate of 7.0%, and expires in February 2006. The interest rate swaps and the interest rate cap were not designated as cash flow hedges. During the year ended December 31, 2005, the Company recorded $3.0 million of income, representing changes in fair market value which were charged to other income (expense) in the consolidated statements of operations.

As of December 31, 2004, the Company also had two interest rate caps outstanding with an aggregate notional amount of $350.0 million (each at an interest rate of 6.0%) that expire in 2006. As of December 31, 2004, there was no fair value associated with these interest rate caps.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, the carrying amounts of the Company’s derivative financial instruments, along with the estimated fair values of the related assets (liabilities), are as follows (in thousands):

Derivative	Notional Amount	Interest Range	Term	Carrying Amount and Fair Value
Interest rate swaps	$300,000	3.88%	Expiring in 2009	$9,679
Interest rate swaps	300,000	4.75%	Expiring in 2010	49
Interest rate swaps	150,000	4.88%-4.95%	Expiring in 2010	(909)
Interest rate caps	350,000	6.0%	Expiring in 2006
Interest rate cap	175,000	7.0%	Expiring in 2006
Interest rate cap	25,000	8.0%	Expiring in 2007

Total				$8,819

During the year ended December 31, 2005, the Company recorded a net unrealized loss of approximately $0.8 million (net of a tax benefit of approximately $0.4 million) in other comprehensive loss for the change in fair value of interest rate swaps designated as cash flow hedges. No amounts were reclassified into results of operations during the year ended December 31, 2005. During the year ended December 31, 2003, the Company recorded an unrealized loss of approximately $0.3 million (net of a tax benefit of approximately $0.2 million) in other comprehensive loss for the change in fair value of cash flow hedges and reclassified $5.9 million (net of a tax benefit of approximately $3.2 million) into results of operations.

9.    COMMITMENTS AND CONTINGENCIES

Lease Obligations—The Company leases certain land, office and tower space under operating leases that expire over various terms. Many of the leases contain renewal options with specified increases in lease payments upon exercise of the renewal option. Escalation clauses present in operating leases, excluding those tied to CPI or other inflation-based indices, are recognized on a straight-line basis over the term of the lease. (See note 1.)

Future minimum rental payments under non-cancelable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable tower site and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the lease. Such payments in effect at December 31, 2005 are as follows (in thousands):

Year Ending December 31,
2006	$190,129
2007	183,595
2008	180,910
2009	178,456
2010	172,060
Thereafter	2,507,444

Total	$3,412,594

Aggregate rent expense (including the effect of straight-line rent expense) under operating leases for the years ended December 31, 2005, 2004 and 2003 approximated $168,670,000, $118,741,000, and $113,956,000 respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments under capital leases (see note 7) in effect at December 31, 2005 are as follows (in thousands):

Year Ending December 31,
2006	$4,551
2007	3,965
2008	3,567
2009	3,232
2010	3,257
Thereafter	199,335

Total minimum lease payments	217,907
Less amounts representing interest	(173,562)

Present value of capital lease obligations	$44,345

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

Future minimum rental receipts expected from customers under non-cancelable operating lease agreements in effect at December 31, 2005 are as follows (in thousands):

Year Ending December 31,
2006	$1,044,097
2007	988,154
2008	930,441
2009	881,145
2010	759,347
Thereafter	2,150,543

Total	$6,753,727

Verestar—Verestar, Inc., a subsidiary of the Company, filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. In connection with the bankruptcy filing, the Company asserted certain claims against Verestar as an unsecured creditor. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against the Company for breaches by Verestar of those contracts as to which the Company is primarily or secondarily liable as a guarantor. The Company accrued its initial estimate of costs to settle these obligations of $10.0 million as of December 31, 2003 and has adjusted such estimate to reflect actual payments and changes in estimates made through December 31, 2005. The liability of $3.2 million is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2005 and 2004.

In June 2004, the Bankruptcy Court approved a stipulation between Verestar and the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) that permits the Committee to file claims on behalf of Verestar against the Company, its affiliates and certain current and former officers and directors of Verestar and the Company. The Committee requested and received authorization from the Bankruptcy Court to take discovery of the Company and certain of Verestar’s current and former officers and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

directors. The Company produced various documents and a limited number of depositions were conducted by the Committee. In July 2005, the Committee filed a complaint in the U.S. District Court for the Southern District of New York against the Company and certain of its and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against the Company. (The case initially filed in the District Court has since been transferred to the Bankruptcy Court, and both cases are now pending as a single, consolidated case before the same Bankruptcy judge.) The Company may be obligated or may agree to indemnify certain of the defendants named in the litigation. The complaint originally filed in the District Court asserts various causes of action against the defendants, including declaratory judgment for alter ego, breach of fiduciary duty, conversion, conspiracy, tortuous interference with contract and business relations, deepening insolvency, and avoidance and recovery of fraudulent transfers and preferential transfers. In connection with those claims, the Committee is seeking unspecified compensatory damages of not less than $150.0 million, punitive damages and various costs and fees. The complaint originally filed in the Bankruptcy Court includes an objection to the Company’s claims against Verestar and seeks to recharacterize and equitably subordinate those claims. The complaint also seeks substantive consolidation of the Company’s assets and liabilities with Verestar’s assets and liabilities. During 2005, the Company, together with the individual defendants, filed motions to dismiss certain claims asserted in the complaints. In February 2006, the Bankruptcy Court heard oral arguments on the motions to dismiss, but has not yet decided any of the motions. The outcome of this complex litigation cannot be predicted by the Company with certainty, is dependent upon many factors beyond the Company’s control, and could take several years to resolve. In the opinion of management, the resolution of the claims made against the Company by the Committee will not likely have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. Finally, the Company will incur additional costs in connection with its involvement in the Verestar bankruptcy proceedings. Such costs will be recorded as incurred and reflected within discontinued operations in the accompanying consolidated financial statements.

SBC Transactions—SpectraSite entered into an agreement with SBC Communications Inc. (SBC) for the lease or sublease of approximately 2,500 towers from SBC between December 2000 and August 2004. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SpectraSite has the option to purchase the sites subject to the lease or sublease upon their expiration. Each of the towers is assigned into an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by SBC. The aggregate purchase option price for the towers leased and subleased was approximately $282.4 million as of December 31, 2005, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by SpectraSite at the expiration of the lease or sublease, SBC has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the CPI.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL to acquire communications towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of 1,776 towers in tranches between April 2001 and March 2002. The Company has the option at the expiration of the sublease period, which will occur between April 2016 and March 2017 based on the original closing date for such tranche of towers, to purchase the tower sites at a purchase price per tower of $27,500 and will accrete at a rate of 3% per annum. The aggregate purchase option price for the subleased towers was approximately $56.2 million as of December 31, 2005. At ALLTEL’s option, at the expiration of the sublease period the purchase price will be payable in cash or with 769 shares of the Company’s Class A common stock per tower.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Build-to-Suit Agreements—As of December 31, 2005, the Company was party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. During the year ended December 31, 2005, the Company completed construction on 137 towers in Mexico pursuant to these build-to-suit agreements for an aggregate cost of approximately $24.2 million. As of December 31, 2005, the Company had completed construction on a total 167 towers in Mexico under the terms of these agreements, and the Company is obligated over a two-year remaining period to construct approximately 130 additional towers in Mexico for an aggregate cost of approximately $23.0 million.

Guarantees and Indemnifications—The Company complies with the liability and measurement provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements, but do not guaranty future performance. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in duration and/or amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2005, is not aware of any agreements that could result in a material payment.

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

10.    RELATED PARTY TRANSACTIONS

In addition to the related party transactions described in notes 11 and 14, the Company had the following related party transactions during the years ended December 31, 2005, 2004 and 2003.

In the fourth quarter of 2004, the Company entered into a consulting agreement with the brother of J. Michael Gearon, Jr. (Mr. Gearon), an executive officer of the Company, for the provision of implementation, development and deployment services on the Company’s projects in Brazil. Under the terms of the agreement, the Company agreed to pay the individual a consulting fee of $5,000 per month, plus expenses. The Company paid $64,600 of fees under this agreement during the year ended December 31, 2005.

In February 2004, Steven B. Dodge (Mr. Dodge) the Company’s former Chairman and Chief Executive Officer, retired from the Company’s Board of Directors and as Chairman of the Company. The Company agreed to pay Mr. Dodge $1.4 million pursuant to the terms of his retirement agreement. The expense was reflected in impairments, net loss on sale of long-lived assets, restructuring and merger related expense in the accompanying statement of operations for the year ended December 31, 2003. Mr. Dodge also elected to convert all of his shares of the Company’s Class B common stock into shares of Class A common stock. (See note 14.)

During the year ended December 31, 2003, a director of the Company (who resigned in January 2004) was a partner of J.P. Morgan Partners, LLC (JPMP). For the year ended December 31, 2003 JP Morgan Chase Bank

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Chase) was a lender under the Company’s credit facilities. Chase is an affiliate of JPMP, which indirectly controls J.P. Morgan Partners (BHCA), L.P. (JPLP) and J.P. Morgan Partners (23ASBIC), LLC (JPSBIC), stockholders of the Company. During 2003 Chase had participation percentages under the Company’s credit facility ranging from 0.88% to 2.22%. At December 31, 2003, the aggregate principal amount outstanding under the credit facility was approximately $704.7 million. Chase’s participation in the credit facility at December 31, 2003 was 1.77%. Chase’s approximate share of interest and fees paid by the Company pursuant to its various credit arrangements was approximately $0.7 million in 2003. In addition, J.P. Morgan Securities Inc., an affiliate of Chase, was an initial purchaser in certain of the Company’s note offerings during 2003 and received initial purchasers’ discounts and commissions in connection therewith.

As of December 31, 2004, amounts outstanding under demand loans to certain executive officers approximated $0.1 million. These loans were made prior to July 30, 2002, and were repaid in full during the year ended December 31, 2005.

During the years ended December 31, 2005, 2004 and 2003, the Company retained certain affiliates of Nordblom Co. Inc., including Nordic Properties, to provide various real estate services in connection with the Company’s acquisition, financing, ownership and leasing of several properties. Services rendered by those companies included the following: advice in connection with the acquisition and mortgage financing of two office buildings in which the Company maintained regional offices (one of which was sold in May 2003); the management of those buildings; and the leasing of space in certain of these buildings. The Company paid the Nordblom companies, including Nordic Properties, an aggregate of $117,000, $143,000, and $151,000 in 2005, 2004 and 2003, respectively. Two brothers and the father of Mr. Dodge’s wife own the controlling interest of Nordblom Co. Inc. and Nordic Properties. Mr. Dodge’s wife has no interest in Nordblom Co. Inc. or Nordic Properties and Mr. Dodge was not involved in the negotiation of any of the arrangements.

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

11.    ATC INTERNATIONAL TRANSACTIONS

ATC Mexico Holding Corp.—During the year ended December 31, 2004, the Company repurchased a 12.0% interest in ATC Mexico from certain stockholders of ATC Mexico. The Company owned 100% of ATC Mexico as of December 31, 2005 and 2004. In accordance with FASB No. 141 “Business Combinations” the acquisitions have been accounted for under the purchase method of accounting. The purchase prices have been allocated to the net assets acquired (principally intangible assets) and liabilities assumed based on the estimated fair values at the date of acquisition.

In April 2004, the Company repurchased an 8.8% interest in ATC Mexico from J. Michael Gearon, Jr. (Mr. Gearon), an executive officer of the Company. Mr. Gearon had originally purchased this interest in ATC Mexico from the Company in October 2001 for $8.4 million ($1.7 million in cash and the remaining portion of the purchase price with a 7% secured note due 2010 in the principal amount of $6.7 million). In the first quarter of 2004, Mr. Gearon exercised his right to require the Company to purchase his interest in ATC Mexico. In consideration for his interest in ATC Mexico, the Company issued to Mr. Gearon 2,203,968 shares of its Class A common stock and paid $3.7 million in cash, representing 80% of the aggregate purchase price for Mr. Gearon’s interest. The 2,203,968 shares issued to Mr. Gearon had an aggregate market value on the date of issuance of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$24.8 million. Payment of the remaining 20% of the purchase price of $7.3 million, plus interest, was contingent upon ATC Mexico satisfying certain performance criteria. In February 2005, the Company’s Board of Directors determined that the performance criteria had been satisfied, and the Company paid Mr. Gearon $7.7 million in cash. The Company’s Board of Directors approved the determination of the fair market value of Mr. Gearon’s interest with the assistance of an independent financial advisor. Interest income received by the Company from Mr. Gearon on the secured note approximated $196,000 and $470,000 for the years ended December 31, 2004, and 2003 respectively.

In October 2004, the Company repurchased the remaining 3.2% minority interest in ATC Mexico held by certain employees, including William H. Hess (Mr. Hess), an executive officer of the Company. In the first quarter of 2004, these employees exercised options to purchase an aggregate of 318 shares of ATC Mexico under the ATC Mexico Stock Option Plan. In connection with the issuance of these shares, the Company recorded a $1.8 million reduction to stockholders’ equity in the accompanying consolidated balance sheet as of December 31, 2004. Such adjustment reflected the difference in the Company’s carrying value of the interest in ATC Mexico’s equity that was sold over the proceeds received for that interest. (See note 1.) The employees holding these shares had the right to require the Company to purchase their interests in ATC Mexico six months following their issuance at the then fair market value. In October 2004, these employees exercised these rights and required the Company to purchase their collective 3.2% interest in ATC Mexico. In consideration for their interests in ATC Mexico, the Company issued to these employees an aggregate of 1,155,678 shares of Class A common stock, representing 80% of the aggregate purchase price for their collective interests. The 1,155,678 shares issued to these employees had an aggregate market value on the date of issuance of $18.5 million. Payment of the remaining 20% of the net purchase price was contingent upon ATC Mexico satisfying certain performance criteria. In February 2005, the Company’s Board of Directors determined that the performance criteria had been satisfied, and the Company issued to these employees 159,836 shares of Class A common stock, net of 58,730 shares of Class A common stock retained by the Company to satisfy tax withholding obligations. On the date of issuance, these 218,566 shares had an aggregate market value of $3.9 million. The Company’s Board of Directors approved the determination of the fair market value of the interests held by these employees with the assistance of an independent financial advisor. The Company recorded the aggregate purchase price of these shares of $3.9 million in the accompanying consolidated balance sheet as of December 31, 2005. In accordance with SFAS No. 141, the acquisition has been accounted for under the purchase method of accounting. The purchase prices have been allocated to the net assets acquired (principally intangible assets) and liabilities assumed based on the estimated fair values at the date of acquisition.

ATC South America Holding Corp.—During each of the years ended December 31, 2005 and 2004, ATC South America issued shares of its common stock to certain employees. During the year ended December 31, 2005, the Company repurchased shares from these employees. The Company owned 90.7% and 98.4% of ATC South America as of December 31, 2005 and 2004, respectively.

During the year ended December 31, 2004, the Company consummated a previously disclosed arrangement with Mr. Gearon pursuant to which he purchased an equity interest in ATC South America. In March 2004, ATC South America issued to Mr. Gearon stock representing an approximate 1.6% interest for approximately $1.2 million in cash. In connection with the issuance of these shares, the Company recorded a $0.1 million increase in stockholders’ equity in the accompanying consolidated balance sheet as of December 31, 2004. Such adjustment represented the difference in the proceeds received for that interest over the Company’s carrying value of the interest in ATC South America’s equity. The purchase price represented the fair market value of the interest on the date of the sale, as determined by the Board of Directors with the assistance of an independent financial advisor. Pursuant to the arrangement, Mr. Gearon had the right to require the Company to purchase his interest in ATC South America, for its then fair market value, at any time after the earliest to occur of December 31, 2004 or Mr. Gearon’s death or disability, and the Company had the right to purchase Mr. Gearon’s interest in

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ATC South America, for its then fair market value, at any time after the earliest to occur of December 31, 2005, Mr. Gearon’s death or disability, or the occurrence of either a Gearon Termination Event or a Forfeiture Event (each as defined in the Company’s stockholder agreement with Mr. Gearon).

As part of Mr. Gearon’s investment, ATC South America’s Board of Directors also approved the formation of the ATC South America Stock Option Plan that provides for the issuance of options to officers, employees, directors and consultants of ATC South America, including Mr. Gearon, to purchase up to an aggregate 10.3% interest in ATC South America. In the first quarter of 2004, ATC South America granted options to purchase 6,024 shares of ATC South America common stock to officers and employees, including Messrs. Gearon and Hess, who received options to purchase shares representing a 6.7% and 1.6% interest, respectively. The exercise price was $1,349 per share, which was determined to be the fair market value per share on the date of issuance based on an independent appraisal performed at the Company’s request. Options granted vest upon the earliest to occur of (a) the exercise by or on behalf of Mr. Gearon of his right to require the Company to purchase his interest in ATC South America, (b) the exercise by the Company of its right to acquire Mr. Gearon’s interest in ATC South America, or (c) July 1, 2006. These options expire ten years from the date of grant. (See note 14).

In October 2005, Mr. Gearon exercised his right to require the Company to purchase his 1.6% interest in ATC South America. The purchase price for Mr. Gearon’s interest in ATC South America is subject to review by an independent financial advisor, and is payable in cash or shares of the Company’s Class A common stock, at the Company’s option. In October 2005, in connection with the exercise by Mr. Gearon of his right to require the Company to purchase his interest in ATC South America, all options granted under the ATC South America Stock Option Plan vested in full and were exercised. Upon exercise of these options, the holders received 4,428 shares of ATC South America (representing a 7.8% interest), net of 1,596 shares retained by the Company to satisfy employee tax withholding obligations. As of December 31, 2005, as a result of exercises of options granted pursuant to the ATC South America Stock Option Plan, Mr. Gearon owns a 6.5% interest in ATC South America and Mr. Hess owns a 1.2% interest in ATC South America. (See note 14.)

In connection with the issuance of these shares to employees, the Company recorded a $2.0 million increase in stockholders equity in the accompanying consolidated balance sheet as of December 31, 2005. Such adjustment reflected the difference in the proceeds received for that interest and the Company’s carrying value of the interest in ATC South America’s equity that was sold. (See note 1). The 1,596 shares retained by the Company described above have been treated as a repurchase of a minority interest in accordance with SFAS No. 141. As a result, the Company recorded a preliminary purchase price allocation adjustment of $5.4 million as an increase to intangible assets and a corresponding increase in minority interest as of the date of acquisition. The preliminary purchase price will be finalized in the first half of 2006, but is not expected to significantly impact depreciation and amortization expense when finalized. In addition, these holders may require the Company to purchase their interests in ATC South America at their then fair market value six months following their issuance, which date will occur in April 2006. Based on the fair value information described in note 18, the Company estimates that its repurchase obligation with respect to these shares in April 2006 will be approximately $19 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    IMPAIRMENTS, NET LOSS ON SALE OF LONG-LIVED ASSETS, RESTRUCTURING AND MERGER RELATED EXPENSE

The significant components reflected in impairments, net loss on sale of long-lived assets, restructuring and merger related expense in the accompanying consolidated statements of operations include the following:

Impairments and Net Loss on Sale of Long-Lived Assets—During the years ended December 31, 2005, 2004 and 2003, the Company recorded impairments and net loss on sale of long-lived assets (primarily related to its rental and management segment) of $19.1 million, $22.3 million and $28.3 million, respectively.

•	Non-Core Asset Impairment Charges—During the years ended December 31, 2005 and 2004 respectively, the Company sold a limited number of non-core towers and other non-core assets and recorded impairment charges to write-down these and other non-core assets to net realizable value. During the year ended December 31, 2003, the Company sold approximately 300 non-core towers and certain other non-core assets and recorded impairment charges to write-down these and other non-core assets to net realizable value. As a result, the Company recorded impairment charges and net losses of approximately $16.8 million, $17.7 million and $19.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

•	Construction-In-Progress Impairment Charges—For the year ended December 31, 2005, 2004 and 2003, the Company wrote-off approximately $2.3 million, $4.6 million and $9.2 million, respectively, of construction-in-progress costs, primarily associated with sites that it no longer planned to build.

Restructuring Expense—During the year ended December 31, 2005, the Company made cash payments against its previous accrued restructuring liability in the amount of $0.8 million. During the year ended December 31, 2004, the Company incurred employee separation costs of $0.8 million and decreased its lease terminations and other facility closing costs liability by $0.1 million. During the year ended December 31, 2003, the Company incurred employee separation costs primarily associated with a reorganization of certain functions within its rental and management segment and increased its accrued restructuring liability by $2.3 million. Such charges are reflected in impairments, net loss on sale of long-lived assets, restructuring and merger related expense in the accompanying consolidated statement of operations for the years ended December 31, 2004 and 2003.

The following table displays activity with respect to the accrued restructuring liability for the years ended December 31, 2003, 2004 and 2005 (in thousands). The accrued restructuring liability is reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2005 and 2004.

	Liability as of January 1, 2003	2003 Restructuring Expense	2003 Cash Payments	Liability as of December 31, 2003	2004 Restructuring Expense	2004 Cash Payments	Liability as of December 31, 2004	2005 Restructuring Expense	2005 Cash Payments	Liability as of December 31, 2005
Employee separations	$1,639	$1,919	$(1,319)	$2,239	$823	$(2,397)	$665	$84	$(448)	$301
Lease terminations and other facility closing costs	1,993	347	(890)	1,450	(131)	(888)	431	12	(325)	118

Total	$3,632	$2,266	$(2,209)	$3,689	$692	$(3,285)	$1,096	$96	$(773)	$419

There were no material changes in estimates related to this accrued restructuring liability during the year ended December 31, 2005. The Company expects to pay the balance of these employee separation liabilities prior to the end of 2006. Additionally, the Company continues to negotiate certain lease terminations associated with this restructuring liability.

Merger Related Expense—During the year ended December 31, 2005, the Company assumed certain obligations, as a result of the merger with SpectraSite, Inc., primarily related to employee separation costs of former

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SpectraSite employees. Severance payments made to former SpectraSite, Inc. employees were subject to plans and agreements established by SpectraSite, Inc. and assumed by the Company in connection with the merger. These costs were recognized as an assumed liability in the preliminary purchase price allocation. In addition, the Company also incurred certain merger related costs for additional employee retention and separation costs incurred during the year ended December 31, 2005. The following table displays the activity with respect to this accrued liability for the year ended December 31, 2005 (in thousands):

	Assumed Merger Liability	Merger Related Expense	Cash Payments	Liability as of December 31, 2005
Employee separations	$22,373	$5,074	$(6,484)	$20,963

As described in note 2, there have been and may be additional changes in estimates of the assumed liability until the allocation of the preliminary SpectraSite, Inc. purchase price is finalized. The current portion of the liability of $14.5 million is reflected in accounts payable and accrued expenses and the long-term portion of the liability of $6.5 million is reflected in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2005. The Company expects to pay the long-term portion of these merger related liabilities through the third quarter of 2008.

The Company modified certain option awards to revise vesting and exercise terms for certain employees that were terminated in connection with the SpectraSite, Inc. merger. The Company recorded a charge of $1.6 million, which is included in merger related expense and additional paid-in capital in the accompanying consolidated financial statements for the year ended December 31, 2005.

13.    INCOME TAXES

The Company files a consolidated United States federal tax return, which includes all of its wholly owned domestic subsidiaries, and the Company also files combined or consolidated returns in many different states. These returns reflect different combinations of the Company’s subsidiaries and are dependent on the connection each subsidiary has with a particular state. The Company and its subsidiaries have entered into a tax sharing agreement providing, among other things, that each of its subsidiaries pay for its share of income taxes based on the proportion of such subsidiaries’ tax liability on a separate return basis to the total tax liability on a consolidated basis. The following information pertains to the Company’s income taxes on a consolidated basis.

The income tax (provision) benefit from continuing operations was comprised of the following for the years ended December 31, (in thousands):

	2005	2004	2003
Current	$(16,755)	$(12,267)
Deferred:
Federal	74,456	117,664	$100,986
State	15,347	8,540	16,763
Foreign	(1,342)	(8,110)	(2,456)
Less:
Benefit from disposition of stock options recorded to additional paid-in capital	(66,515)	(16,200)	(894)
Valuation allowance	(9,194)	(9,451)	(36,603)

Income tax (provision) benefit	$(4,003)	$80,176	$77,796

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The domestic and international components of (loss) income from continuing operations before income taxes, minority interest and loss on equity method investments were as follows for the years ended December 31, (in thousands):

	2005	2004	2003
United States	$(137,267)	$(358,520)	$(342,777)
International	9,793	44,383	25,059

Total	$(127,474)	$(314,137)	$(317,718)

A reconciliation between the U.S. statutory rate from continuing operations and the effective rate was as follows for the years ended December 31,

	2005	2004	2003
Statutory tax rate	35%	35%	35%
State taxes, net of federal benefit	2	4	5
Non-deductible losses on retirement of long-term obligations	(1)		(4)
Adjustment to refund claim	(23)
Foreign taxes	(11)	(7)	(3)
Other (primarily valuation allowance)	(5)	(6)	(8)

Effective tax rate	(3)%	26%	25%

The components of the net deferred tax asset and related valuation allowance are as follows (in thousands):

	2005	2004
Current assets:
Allowances, accruals and other items not currently deductible	$31,359	$6,090

Long-term items:
Assets:
Net operating loss carryforwards	$888,826	$534,529
Refund receivable from net operating loss carryback	96,124	132,710
Capital loss carryforwards	116,025
Basis step-up from corporate restructuring and tax planning strategies	69,092	78,296
Items not currently deductible and other	117,546	119,903
Depreciation and amortization		24,598
Liabilities:
Depreciation and amortization	(257,084)
Other	(103,483)	(83,145)

Subtotal	927,046	806,891
Less: Valuation allowance	(422,387)	(173,077)

Net long-term deferred tax assets	$504,659	$633,814

Basis step-up from corporate restructuring represents the tax effects of increasing the basis for tax purposes of certain of the Company’s assets in conjunction with its spin-off from American Radio Systems Corporation, its former parent company.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, the Company had net federal and state operating loss carryforwards available to reduce future taxable income of approximately $2.2 billion and $2.4 billion, respectively. If not utilized, the Company’s net operating loss carryforwards expire as follows (in thousands):

Years ended December 31,	Federal	State
2006 to 2010	$5,248	$469,747
2011 to 2015	10,012	272,662
2016 to 2020	397,691	777,707
2021 to 2025	1,744,552	897,896

Total	$2,157,503	$2,418,012

SFAS No. 109, “Accounting for Income Taxes,” requires that companies record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2005, the Company has provided a valuation allowance of approximately $422.4 million, including approximately $249.5 million attributable to SpectraSite, primarily related to net operating loss and capital loss carryforwards. Approximately $237.8 million of the SpectraSite valuation allowance was assumed as of the acquisition date. The balance of the valuation allowance primarily relates to net state deferred tax assets. The Company has not provided a valuation allowance for the remaining deferred tax assets, primarily its federal net operating loss carryforwards, as management believes the Company will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

The Company intends to recover a portion of its deferred tax asset through its federal income tax refund claims related to the carry back of certain federal net operating losses. In June 2003 and October 2003, the Company filed federal income tax refund claims with the IRS relating to the carry back of $380.0 million of net operating losses generated prior to 2003, of which the Company initially anticipated receiving approximately $90.0 million. Based on preliminary discussions with tax authorities, the Company has revised its estimate of the net realizable value of the federal income tax refund claims and anticipates receiving a refund of approximately $65.0 million as a result of these claims by the end of 2006. There can be no assurances, however, with respect to the specific amount and timing of any refund.

The recoverability of the Company’s remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on its current operations. The projections show a significant decrease in depreciation and interest expense in the later years of the carryforward period as a result of a significant portion of its assets being fully depreciated during the first fifteen years of the carryforward period and debt repayments reducing interest expense. Accordingly, the recoverability of the net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on its current outlook of future taxable income during the carryforward period, management believes that the net deferred tax asset will be realized.

The realization of the Company’s deferred tax assets as of December 31, 2005 will be dependent upon its ability to generate approximately $1.3 billion in taxable income from January 1, 2006 to December 31, 2025. If the Company is unable to generate sufficient taxable income in the future, or carry back losses, as described above, it will be required to reduce its net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

From time to time the Company is subject to examination by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. During the year ended

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, the Company recorded a $29.5 million income tax provision to reflect a reduction in management’s estimate of the net realizable value of the Company’s pending federal income tax refund claims as described above. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2005.

Depending on the resolution of the Verestar bankruptcy proceedings described in notes 3 and 9, the Company may be entitled to a worthless stock or bad debt deduction for its investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

14.    STOCKHOLDERS’ EQUITY

Amended and Restated Certificate of Incorporation—In August 2005, the stockholders of the Company approved the amendment and restatement of the Company’s Restated Certificate of Incorporation, subject to the consummation of the merger with SpectraSite, Inc. On August 8, 2005, the Company completed its merger with SpectraSite, Inc. and filed the Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware. The Amended and Restated Certificate of Incorporation increased the authorized number of shares of the Company’s Class A common stock from 500.0 million to 1.0 billion, eliminated the Company’s Class B common stock and Class C common stock, lowered the threshold to amend certain provisions of the Company’s Restated Certificate of Incorporation to a majority, eliminated restrictions applicable to certain holders of the Company’s Class B common stock and made other conforming changes in connection with the foregoing.

Preferred Stock—As of December 31, 2005 and 2004, the Company was authorized to issue up to 20.0 million shares of $.01 par value preferred stock. As of December 31, 2005 and 2004, there were no preferred shares issued or outstanding.

Common Stock—As of December 31, 2005 and 2004, the Company was authorized to issue up to 1.0 billion and 500.0 million shares, respectively, of its $.01 par value per share Class A common stock and 0 and 10.0 million shares, respectively, of its $0.1 par value per share Class C common stock. As of December 31, 2003, the Company was also authorized to issue 50.0 million shares of its $.01 par value per share Class B common stock. The Class A stockholders are entitled to one vote per share, the Class B stockholders were entitled to ten votes per share and the Class C common stock was non-voting. The Class B common stock and Class C common stock were exchangeable for shares of Class A common stock on a one-for-one basis. During the years ended December 31, 2004, and 2003, holders of Class B and Class C common stock exchanged a total of 8,194,443 and 1,990,440 of their shares, respectively, for shares of Class A common stock.

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

Warrants—In January 2003, the Company issued warrants to purchase approximately 11.4 million shares of its Class A common stock in connection with the ATI 12.25% Notes offering. These warrants became exercisable on January 29, 2006 at an exercise price of $0.01 per share and will expire on August 1, 2008. (See notes 7 and 18.)

In August 2005, in connection with the merger with SpectraSite, Inc., the Company assumed warrants to purchase shares of SpectraSite, Inc. common stock. (See note 2.) As of the merger completion date, each warrant

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was exercisable for two shares of SpectraSite, Inc. common stock at an exercise price of $32 per warrant. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase shares of the Company’s Class A common stock, such that upon exercise of each warrant, the holder has a right to receive 3.575 shares of American Tower Class A common stock in lieu of each share of SpectraSite, Inc. common stock that would have been receivable under each assumed warrant prior to the merger. Upon completion of the Company’s merger with SpectraSite, Inc., these warrants were exercisable for approximately 6.8 million shares of Class A common stock. As of December 31, 2005, warrants to purchase approximately 6.4 million shares of Class A common stock remained outstanding. These warrants will expire on February 10, 2010.

In addition, as of December 31, 2004, the Company had warrants outstanding to purchase approximately 2.7 million shares of its Class A common stock at an exercise price of $22.00 per share. These warrants expired in January 2005.

August 2003 Offering—In August 2003, the Company completed a public equity offering of 14,260,000 shares of its Class A common stock, at $8.89 per share. The net proceeds of the offering were approximately $120.3 million, after deducting the underwriters’ discount and commissions and other expenses related to the offering.

Stock Option Plans—The Company maintains a stock option plan for directors, officers and employees (the Plan), which provides for non-qualified and incentive stock options. Exercise prices in the case of incentive stock options are not less than the fair market value of the underlying common stock on the date of grant. Exercise prices in the case of non-qualified stock options are set at the discretion of the Company’s Board of Directors (which to date has not been less than the fair market value on the date of grant). As of December 31, 2005, the option pool under the Plan consists of 32.9 million shares of common stock. Option grants generally vest ratably over various periods, generally four years, commencing one year from the date of grant. Option grants generally expire ten years from the date of grant.

In August 2005, in connection with the merger with SpectraSite, Inc., the Company assumed stock options granted under SpectraSite’s 2003 Equity Incentive Plan. Upon completion of the merger, the options to purchase shares of SpectraSite, Inc. common stock automatically converted into options to purchase shares of the Company’s Class A common stock, such that upon exercise of each option, the holder has a right to receive 3.575 shares of Class A common stock in lieu of each share of SpectraSite, Inc. common stock that would have been receivable under each assumed stock option prior to the merger, at an exercise price per share equal to the exercise price of the SpectraSite, Inc. option prior to the merger divided by 3.575. Upon completion of the merger, the assumed SpectraSite, Inc. stock options were exercisable for an aggregate of 9.9 million shares of the Company’s Class A common stock. Of these options, options to purchase approximately 8.3 million shares were fully vested as of the merger date and the remaining unvested options to purchase 1.6 million shares vest monthly through the first quarter of 2008. As of December 31, 2005, options to purchase approximately 2.0 million shares of Class A common stock remained outstanding. The Company does not plan to grant any additional options under this plan.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s option activity for the periods presented:

	Options	Weighted Average Exercise Price	Options Exercisable
Outstanding as of January 1, 2003	22,114,976	$11.60	10,190,819

Granted	1,724,300	10.23
Exercised	(1,345,322)	4.97
Cancelled	(4,068,233)	18.74

Outstanding as of December 31, 2003	18,425,721	10.24	10,934,485

Granted	5,288,399	11.25
Exercised	(6,249,324)	6.41
Cancelled	(2,451,656)	13.36

Outstanding as of December 31, 2004	15,013,140	11.54	7,884,626

Granted	7,380,054	19.74
Options assumed in merger with SpectraSite, Inc.	9,878,295	5.54
Exercised	(11,106,693)	5.70
Cancelled	(761,769)	16.45

Outstanding as of December 31, 2005	20,403,027	$14.48	9,417,043

The following table sets forth information regarding options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Outstanding Number of Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
1,837,742	$ 0.75—$ 3.15	$ 2.42	6.78	958,356	$ 2.49
2,132,568	3.66— 5.98	4.56	2.69	1,865,604	4.52
2,036,754	6.82— 10.50	10.26	5.52	1,341,948	10.18
2,059,220	10.68— 10.74	10.68	6.86	545,891	10.68
2,060,471	10.83— 13.00	12.20	5.89	1,604,804	12.25
2,409,722	13.09— 18.15	17.49	7.20	402,665	16.46
2,788,775	18.16— 18.60	18.60	9.16	8,600	18.25
3,207,120	18.67— 22.20	21.88	7.50	954,620	21.13
1,861,715	22.55— 30.63	26.10	4.34	1,725,615	26.34
8,940	30.69— 48.88	40.02	4.57	8,940	40.02

20,403,027	$ 0.75—$48.88	$14.48	6.41	9,417,043	$13.03

Pro Forma Disclosure—The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, and has presented such disclosure in note 1. The “fair value” of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the year ended December 31, 2005, the Company reevaluated the assumptions used to estimate the fair value of stock options issued to employees. As a result, the Company lowered its expected volatility assumption for option grants to approximately 30% and increased the expected life of option grants to 6.25 years using the simplified method permitted by SEC SAB No. 107. (See note 1.) The weighted average fair values of the Company’s options granted during 2005, 2004 and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003 were $10.08, $7.05, and $6.32 per share, respectively. Key assumptions used to apply this pricing model are as follows:

	July 1, 2005 – December 31, 2005	January 1, 2005 – June 30, 2005	2004	2003
Approximate risk-free interest rate	3.22% - 4.40%	4.17% - 4.40%	4.23%	4.00%
Expected life of option grants	6.25 years	4 years	4 years	4 years
Expected volatility of underlying stock	29.6%	75.3% - 79.2%	80.6%	86.6%
Expected volatility of underlying stock (ATC Mexico and ATC South America Plans)	N/A	N/A	N/A	N/A
Expected dividends	N/A	N/A	N/A	N/A

Voluntary Option Exchanges—In February 2004, the Company issued to eligible employees 1,032,717 options with an exercise price of $11.19 per share, the fair market value of the Class A common stock on the date of grant. These options were issued in connection with a voluntary option exchange program entered into by the Company in August 2003, pursuant to which the Company accepted for surrender and cancelled options to purchase a total of 1,831,981 shares of its Class A common stock having an exercise price of $10.25 or greater. The program, which was offered to both full and part-time employees, excluding the Company’s executive officers and its directors, provided for the grant (at least six months and one day from the surrender date to employees still employed on that date) of new options exercisable for two shares of Class A common stock for every three shares of Class A common stock issuable upon exercise of a surrendered option. No options were granted to any employees who participated in the exchange offer between the cancellation date and the new grant date.

ATC Mexico Stock Option Plan—The Company maintains a stock option plan in its ATC Mexico subsidiary (ATC Mexico Plan). The ATC Mexico Plan provides for the issuance of options to officers, employees, directors and consultants of ATC Mexico. The ATC Mexico Plan limits the number of shares of common stock which may be granted to an aggregate of 360 shares, subject to adjustment based on changes in ATC Mexico’s capital structure. During 2002, ATC Mexico granted options to purchase 318 shares of ATC Mexico common stock to officers and employees. Such options were issued at one time with an exercise price of $10,000 per share. The exercise price per share was at fair market value as determined by the Board of Directors with the assistance of an independent appraisal performed at the Company’s request. The fair value of ATC Mexico Plan options granted during 2002 were $3,611 per share as determined by using the Black-Scholes option pricing model. As described in note 11, all outstanding options were exercised in March 2004. No options under the ATC Mexico Plan were outstanding as of December 31, 2005. (See note 11.)

ATC South America Stock Option Plan—The Company maintains a stock option plan in its ATC South America subsidiary (ATC South America Plan). The ATC South America Plan provides for the issuance of options to officers, employees, directors and consultants of ATC South America. The ATC South America Plan limits the number of shares of common stock which may be granted to an aggregate of 6,144 shares, (an approximate 10.3% interest on a fully-diluted basis), subject to adjustment based on changes in ATC South America’s capital structure. During 2004, ATC South America granted options to purchase 6,024 shares of ATC South America common stock to officers and employees, including Messrs. Gearon and Hess, who received options to purchase an approximate 6.7% and 1.6% interest, respectively. Such options were issued at one time with an exercise price of $1,349 per share. The exercise price per share was at fair market value on the date of issuance as determined by the Board of Directors with the assistance of an independent appraisal performed at the Company’s request. The fair value of ATC South America Plan options granted during 2004 were $79 per share as determined by using the Black-Scholes option pricing model. Options granted vest upon the earlier to occur of (a) the exercise by or on behalf of Mr. Gearon of his right to sell his interest in ATC South America to the Company, (b) the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise by the Company of its right to acquire Mr. Gearon’s interest in ATC South America, or (c) July 1, 2006. These options expire ten years from the date of grant. No options under the ATC South America Plan were exercised or cancelled in 2004, and no options were exercisable as of December 31, 2004. In October 2005, in connection with the exercise by Mr. Gearon’s of his right to require the Company to purchase his interest in ATC South America, all options granted pursuant to the ATC South America Stock Option Plan vested in full and were exercised. Upon exercise of these options, the holders received 4,428 shares of ATC South America (representing a 7.8% interest), net of 1,596 shares retained by the Company to satisfy employee tax withholding obligations. The employees holding these shares may require the Company to purchase their interests in ATC South America six months following their issuance, which date will occur in April 2006. As a result of exercises of options granted pursuant to the ATC South America Stock Option Plan, Mr. Gearon owns a 6.5% interest in ATC South America and Mr. Hess owns a 1.2% interest in ATC South America. No options under the ATC South America Plan were granted in 2005, and as of December 31, 2005, no options were outstanding under the ATC South America Plan. (See note 11.)

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s Class A common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each offering period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period and may not purchase more than $25,000 worth of stock in a calendar year (based on market values at the beginning of each offering period). During 2005, 2004 and 2003, employees purchased 50,119, 85,750 and 200,287 shares, respectively, at weighted average prices per share of $15.32, $10.64 and $4.80 respectively. At December 31, 2005, 4,002,498 shares remain reserved for future issuance under the plan.

Direct Stock Purchase Plan—During 2004, the Company established a direct stock purchase plan for all eligible investors. Under the plan, shares of the Company’s Class A common stock may be purchased without payment of a brokerage fee, at a discount, by making an initial cash investment of at least $1,000 and up to $10,000. During the year ended December 31, 2004, 295 shares of Class A common stock were purchased at weighted average prices per share of $15.01. At December 31, 2005 and 2004, 24,999,705 shares, respectively, remained reserved for future issuance under the plan. The Company suspended the direct stock purchase plan in May 2005. During the year ended December 31, 2005, there were no shares purchased under the plan.

Stock Repurchase Program—In November 2005, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company intends to repurchase up to $750.0 million of its Class A common stock through December 2006. The Company expects to utilize cash from operations, borrowings under its credit facilities and cash on hand to fund the repurchase program. Under the program, the Company’s management is authorized to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, the Company entered into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, which allows the Company to repurchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The program may be discontinued at any time. As of December 31, 2005, the Company had repurchased 2.8 million shares of its Class A common stock for an aggregate of $76.6 million, of which $68.9 million was paid in cash prior to December 31, 2005 and $7.7 million was included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2005.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and non-cash investing and financing activities are as follows (in thousands):

	2005	2004	2003
Supplemental cash flow information:
Cash paid during the period for interest (including amounts capitalized)	$183,307	$209,874	$223,263
Cash paid during the period for income taxes (net of refunds)	18,519	4,257	2,609
Non-cash investing and financing activities:
Issuance of common stock and assumption of options and warrants in connection with the acquisition of SpectraSite net assets	3,106,072
Conversion of convertible notes (excluding loss on retirement)	55,705		86,129
Common stock repurchases included in accounts payable and accrued expenses	7,658
Increase (decrease) in accounts payable and accrued expenses for purchases of property and equipment and construction activities	3,799	2,519	(10,477)
Capital leases	789	3,485
ATC South America transaction	2,026
ATC Mexico transaction		48,175
Decrease in fair value of cash flow hedges (net of a tax benefit (provision) of $432 and $(2,996), respectively)	803		5,564

16.    BUSINESS SEGMENTS

As of December 31, 2005, the Company operates in two business segments: rental and management and network development services. The rental and management segment provides for the leasing and subleasing of antenna sites on multi-tenant towers and other properties for a diverse range of customers primarily in the wireless communications and broadcast industries. The network development services segment offers services activities that support the Company’s rental and management operations and the addition of new tenants and equipment on the Company’s towers, including site acquisition, zoning, permitting and structural analysis.

The accounting policies applied in compiling segment information below are similar to those described in note 1. In evaluating financial performance, management focuses on segment operating profit (loss), which excludes depreciation, amortization and accretion; corporate general, administrative and development expense; and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. This measure of operating profit (loss) is also before interest income, interest expense, other income (expense), loss on retirement of long-term obligations, minority interest in net earnings of subsidiaries, loss on equity method investments, income taxes, discontinued operations and cumulative effect of change in accounting principle. For reporting purposes, the rental and management segment includes interest income, TV Azteca, net.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments as of and for the years ended December 31, 2005, 2004 and 2003 is shown in the following tables. The “Other expenses” disclosure below represents amounts excluded from specific segments, such as depreciation, amortization and accretion; corporate general, administrative and development expense; impairments, net loss on sale of long-lived assets, restructuring and merger related expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and operating profit (loss) by operating segment is as follows (in thousands):

	December 31,
	2005	2004	2003
Rental and Management:
Revenues	$929,762	$684,422	$619,697
Segment operating profit	637,846	461,426	397,239
Network Development Services:
Revenues	15,024	22,238	12,796
Segment operating profit	3,043	3,437	3,303
Other:
Other expenses	(768,363)	(779,000)	(718,260)
Continuing Operations:
Revenues	$944,786	$706,660	$632,493
Loss from continuing operations before income taxes, minority interest and loss on equity method investments	$(127,474)	$(314,137)	$(317,718)

Additional information relating to the Company’s operating segments is as follows (in thousands):

	Depreciation, Amortization and Accretion			Capital Expenditures
	2005	2004	2003	2005	2004	2003
Rental and Management	$398,715	$316,587	$314,462	$82,155	$37,453	$50,336
Network Development Services	2,028	2,159	3,494	2,308	290	106
Other	10,511	10,703	12,458	4,174	3,768	4,915

Continuing Operations	$411,254	$329,449	$330,414	$88,637	$41,511	$55,357

Discontinued Operations					$670	$6,251

	Total Assets
	2005	2004
Rental and Management	$7,880,928	$4,050,703
Network Development Services	26,716	55,294
Other	860,576	979,975

	$8,768,220	$5,085,972

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

Summarized geographical information related to the Company’s operating revenues and long-lived assets as of and for the years ended December 31 is as follows (in thousands):

	December 31,
	2005	2004	2003
Operating Revenues:
United States	$798,010	$589,395	$544,398
International:
Mexico	111,421	93,186	76,325
Brazil	35,355	24,079	11,770

Total International	146,776	117,265	88,095

Total operating revenues	$944,786	$706,660	$632,493

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2005	2004
Long-Lived Assets:
United States	$7,266,005	$3,479,823
International:
Mexico	364,633	332,266
Brazil	49,751	39,253

Total International	414,384	371,519

Total long-lived assets	$7,680,389	$3,851,342

For the year ended December 31, 2005, two customers within the rental and management and network development services segments accounted for greater than 10% of the Company’s consolidated operating revenues: Cingular Wireless and Verizon Wireless, which accounted for approximately 17% and 11%, respectively. In the third quarter of 2005, a merger transaction was completed between two customers within the rental and management segment, Sprint PCS and Nextel. If the transaction had occurred as of January 1, 2005, the combined revenues of the customer would have accounted for approximately 14% of the Company’s consolidated operating revenues for the year ended December 31, 2005.

For the year ended December 31, 2005, assuming the Company’s merger with SpectraSite, Inc. occurred on January 1, 2005, three customers within the rental and management and network development services segments would have accounted for greater than 10% of the Company’s consolidated operating revenues: Cingular Wireless would have accounted for approximately 19% of revenues, Sprint Nextel (assuming the merger of Sprint PCS and Nextel occurred on January 1, 2005) would have accounted for approximately 17% of revenues (approximately 22% including Sprint Nextel partners and affiliates) and Verizon Wireless would have accounted for approximately 10% of revenues.

For the years ended December 31, 2004 and 2003, one customer within the rental and management and network development services segments, Verizon Wireless, accounted for approximately 12% and 13%, respectively of the Company’s consolidated operating revenues. In the fourth quarter of 2004, a merger transaction was completed between two customers, Cingular Wireless and AT&T Wireless. If the transaction had occurred as of January 1, 2004, the combined revenues of the customer would have accounted for approximately 14% of our consolidated operating revenues for the year ended December 31, 2004.

17.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The information presented below reflects certain businesses as discontinued operations as described in note 2. As a result, the 2004 quarterly data presented herein does not agree to previously issued quarterly statements. Selected quarterly financial data for the years ended December 31, 2005 and 2004 is as follows (in thousands, except per share data):

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,(1)
2005:
Operating revenues	$184,355	$188,060	$264,746	$307,625	$944,786
Operating income from continuing operations	30,252	32,641	39,402	40,899	143,194
Loss before cumulative effect of change in accounting principle	(31,561)	(31,818)	(20,870)	(51,816)	(136,065)
Net loss	(31,561)	(31,818)	(20,870)	(87,341)	(171,590)
Basic and diluted net loss per common share amounts:
Loss before cumulative effect of change in accounting principle	$(0.14)	$(0.14)	$(0.06)	$(0.13)	$(0.44)
Net loss	$(0.14)	$(0.14)	$(0.06)	$(0.21)	$(0.57)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2004:
Operating revenues	$168,791	$172,292	$180,881	$184,696	$706,660
Operating income from continuing operations	14,216	13,139	20,962	21,437	69,754
Net loss	(48,238)	(65,197)	(60,122)	(74,030)	(247,587)
Basic and diluted net loss per common share	$(0.22)	$(0.29)	$(0.27)	$(0.32)	$(1.10)

(1)	Effective December 31, 2005, the Company adopted the provisions of FIN No. 47 and recognized a $35.5 million non-cash charge (net of an $11.7 million tax benefit) as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the quarter ended December 31, 2005.

18.    SUBSEQUENT EVENTS

ATI 12.25% Notes Redemption—In December 2005, the Company issued a notice for the redemption on February 1, 2006 of all outstanding ATI 12.25% Notes. On February 1, 2006, the Company redeemed $227.7 million face amount ($162.1 million accreted value, net of $7.0 million fair value allocated to warrants) of ATI 12.25% Notes in accordance with the indenture at 106.125% of their accreted value for an aggregate of $179.5 million. The Company used $0.5 million in cash on hand and $179.0 million in borrowings under the delayed draw term loan component of the American Tower credit facility to fund the redemption. The Company expects to record a charge of $19.9 million in the first quarter of 2006 related to the amounts paid in excess of carrying value and write-off of deferred financing fees. Upon completion of this redemption, no ATI 12.25% Notes remained outstanding.

3.25% Convertible Notes—In March 2006, the Company issued an aggregate of 1,840,025 shares of Class A common stock upon conversion of $22.5 million principal amount of 3.25% Notes. Pursuant to the terms of the indenture, the holders of the 3.25% Notes received 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversion, the Company paid such holders an aggregate of $1.7 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of the future interest payments on the notes.

Issuer Purchases of Equity Securities—Between January 1, 2006 and March 9, 2006, the Company repurchased 3.9 million shares of Class A common stock for an aggregate of $117.4 million pursuant to its stock repurchase program. As discussed in note 14 above, the Company’s Board of Directors approved a stock repurchase program in November 2005 pursuant to which the Company intends to purchase up to $750.0 million of its Class A common stock through December 2006.

Interest Rate Swap Agreements—In January 2006, the Company entered into two additional interest rate swap agreements to manage exposure to variable rate interest obligations on our new credit facilities. These swaps have an aggregate notional amount of $100.0 million, a weighted average fixed rate of 4.68% and will expire in October 2010. The Company has designated both swaps as cash flow hedges.

19.    SUBSIDIARY GUARANTEES

ATI’s payment obligations under the ATI 7.25% Notes are fully and unconditionally guaranteed on a joint and several basis by American Tower Corporation (the Parent) and substantially all of the wholly owned domestic subsidiaries of ATI and the Parent, other than SpectraSite and its subsidiaries (collectively Guarantor

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsidiaries). Prior to the Company’s redemption of the ATI 12.25% Notes in February 2006, the ATI 12.25% Notes were likewise fully and unconditionally guaranteed on a joint and several basis by ATI, the Parent, and the Guarantor Subsidiaries. The ATI 7.25% Notes and the subsidiary guarantees under the ATI 7.25% Notes are subordinated to all indebtedness under the American Tower credit facility and the SpectraSite credit facility.

The following condensed consolidating financial data illustrates the composition of the Parent, ATI and the combined Guarantor Subsidiaries, as well as the non-guarantor subsidiaries. As SpectraSite is not a Guarantor Subsidiary under the ATI 7.25% Notes, financial data for SpectraSite and its subsidiaries is included with the information for the non-guarantor subsidiaries. These statements have been prepared in accordance with the rules and requirements of the SEC and the requirements contained in the ATI 7.25% Notes indenture. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information that would be useful in assessing the financial composition of the guarantors. No single guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the subsidiary guarantee other than its subordination to the new American Tower credit facility and the new SpectraSite credit facility.

Investments in subsidiaries are accounted for by the Company under the equity method for purposes of the supplemental consolidating presentation. In addition, ATI and the Guarantor Subsidiaries account for their subsidiaries that are not guarantors under the equity method. (Earnings) losses of subsidiaries accounted for under the equity method are therefore reflected in their parents’ investment accounts. In addition, for presentation purposes, the Company has reflected its net deferred tax asset in the Parent column in the following condensed consolidating financial data. Intercompany receivables and payables related to deferred taxes are reflected in “investments in and advances to subsidiaries” in the following condensed consolidating financial data. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2004, management determined that the previously presented condensed consolidating financial data for 2004 and 2003 did not reflect certain intercompany loans, related interest and management fees. The current presentation has been restated to reflect all intercompany activity related to these entities. The changes in presentation did not effect the Company’s consolidated financial position or results of operations, nor did the changes adversely impact the Company’s compliance with debt covenants or ratios.

The following schedule reconciles the amounts as previously reported in the Company’s condensed consolidating balance sheet as of December 31, 2004 and the condensed consolidating statements of operations for the years ended December 31, 2004 and 2003, to the corresponding restated amounts (in thousands):

	Parent	ATI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
December 31, 2004:
As previously reported:
Total assets	$3,341,054	$3,640,154	$505,165	$561,717	$(2,962,118)	$5,085,972
Total equity	1,470,953	1,965,231	501,677	495,210	(2,962,118)	1,470,953
Net (loss) income	(247,587)	(140,749)	22,742	24,362	93,645	(247,587)
As restated:
Total assets	3,341,054	2,054,797	2,043,797	576,023	(2,929,699)	5,085,972
Total equity	1,470,953	379,874	2,040,309	509,516	(2,929,699)	1,470,953
Net (loss) income	(247,587)	(207,932)	89,925	5,574	112,433	(247,587)

December 31, 2003:
Net (loss) income as previously reported	$(325,321)	$(141,599)	$2,301	$(18,282)	$157,580	$(325,321)
Net (loss) income as restated	(325,321)	(214,409)	75,111	(30,828)	170,126	(325,321)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Consolidated Totals
					Eliminations
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,010	$43,973	$110	$33,608		$112,701
Accounts receivable, net		20,374	1,812	14,809		36,995
Prepaid and other current assets	4,995	23,529		16,299		44,823
Deferred income taxes	8,119			23,240		31,359

Total current assets	48,124	87,876	1,922	87,956		225,878

PROPERTY AND EQUIPMENT, net		1,814,216	18,072	1,628,238		3,460,526
INTANGIBLE ASSETS, net	25,916	1,285,631	48,908	2,859,408		4,219,863
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	5,323,392	25,973	44,383		$(5,393,748)
INTERCOMPANY NOTES (PAYABLE) RECEIVABLE		(1,400,277)	1,786,528	(386,251)
OTHER LONG-TERM ASSETS	667,574	188,699		5,680		861,953

TOTAL	$6,065,006	$2,002,118	$1,899,813	$4,195,031	$(5,393,748)	$8,768,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$32,229	$99,179	$516	$81,484		$213,408
Current portion of long-term obligations	48	161,237		868		162,153
Other current liabilities		37,526		40,129		77,655

Total current liabilities	32,277	297,942	516	122,481		453,216

LONG-TERM OBLIGATIONS	1,499,763	1,217,436		734,077		3,451,276
OTHER LONG-TERM LIABILITIES	3,086	165,248	98	158,922		327,354

Total liabilities	1,535,126	1,680,626	614	1,015,480		4,231,846

MINORITY INTEREST IN SUBSIDIARIES				9,794		9,794
STOCKHOLDERS’ EQUITY	4,529,880	321,492	1,899,199	3,169,757	$(5,393,748)	4,526,580

TOTAL	$6,065,006	$2,002,118	$1,899,813	$4,195,031	$(5,393,748)	$8,768,220

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands)

			Guarantor	Non-Guarantor		Consolidated
	Parent	ATI	Subsidiaries	Subsidiaries	Eliminations	Totals
Operating revenues		$609,605	$6,529	$328,652		$944,786
Operating expenses		534,748	8,246	258,598		801,592

Operating income (loss) from continuing operations		74,857	(1,717)	70,054		143,194
Other income (expense):
Interest income, TV Azteca, net				14,232		14,232
Interest (expense) income, net	(94,796)	(221,747)	154,330	(55,804)		(218,017)
Other (expense) income	(24,663)	(46,780)	8,989	(4,429)		(66,883)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(119,459)	(193,670)	161,602	24,053		(127,474)
Income tax benefit (provision)	10,614	8,999	(7,508)	(16,108)		(4,003)
Minority interest in net earnings of subsidiaries				(575)		(575)
Loss on equity method investments		(2,078)				(2,078)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(61,479)	1,987	(16,053)		$75,545

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(170,324)	(184,762)	138,041	7,370	75,545	(134,130)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT	(1,266)	(669)				(1,935)

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(171,590)	(185,431)	138,041	7,370	75,545	(136,065)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT		(15,930)		(19,595)		(35,525)

NET (LOSS) INCOME	$(171,590)	$(201,361)	$138,041	$(12,225)	$75,545	$(171,590)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(106,391)	$224,524	$152,008	$127,063	$397,204
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(32,531)	(90)	(56,016)	(88,637)
Payments for acquisitions		(2,100)	(7,270)	(5,379)	(14,749)
Cash acquired from SpectraSite merger, net of transaction costs	(22,349)			39,045	16,696
Proceeds from sales of businesses and other long-term assets		4,830	748	1,303	6,881
Deposits, investments and other long-term assets		(477)	25	(273)	(725)

Cash used for investing activities	(22,349)	(30,278)	(6,587)	(21,320)	(80,534)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Net proceeds from stock options, warrants and stock purchase plans	65,357				65,357
Borrowings under credit facilities		843,000		700,000	1,543,000
Repayment of notes payable, credit facilities and capital leases	(293,253)	(957,345)		(698,846)	(1,949,444)
Purchase of Class A common stock	(68,927)				(68,927)
Deferred financing costs and other financing activities	(856)	(4,808)		(3,848)	(9,512)
Investment in and advances from (to) subsidiaries	267,946	(37,294)	(145,618)	(85,034)

Cash used for financing activities	(29,733)	(156,447)	(145,618)	(87,728)	(419,526)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(158,473)	37,799	(197)	18,015	(102,856)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	193,483	6,174	307	15,593	215,557

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,010	$43,973	$110	$33,608	$112,701

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2004

(In thousands)

(As Restated)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$193,483	$6,174	$307	$15,593		$215,557
Accounts receivable, net		33,880	471	4,283		38,634
Prepaid and other current assets	3,793	33,243	3,102	5,229		45,367
Deferred income taxes	6,090					6,090
Assets held for sale			3,389			3,389

Total current assets	203,366	73,297	7,269	25,105		309,037

PROPERTY AND EQUIPMENT, net		1,977,603	18,466	277,287		2,273,356
INTANGIBLE ASSETS, net	36,463	1,390,729	9,853	140,941		1,577,986
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	2,466,908	24,149	438,642		$(2,929,699)
INTERCOMPANY NOTES (PAYABLE) RECEIVABLE		(1,583,848)	1,569,542	14,306
OTHER LONG-TERM ASSETS	634,317	172,867	25	118,384		925,593

TOTAL	$3,341,054	$2,054,797	$2,043,797	$576,023	$(2,929,699)	$5,085,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$36,954	$99,874	$2,932	$21,378		$161,138
Current portion of long-term obligations	133,046	4,855		485		138,386
Other current liabilities		32,233	458	(10)		32,681

Total current liabilities	170,000	136,962	3,390	21,853		332,205

LONG-TERM OBLIGATIONS	1,698,827	1,421,768		34,633		3,155,228
OTHER LONG-TERM LIABILITIES	1,274	116,193	98	3,940		121,505

Total liabilities	1,870,101	1,674,923	3,488	60,426		3,608,938

MINORITY INTEREST IN SUBSIDIARIES				6,081		6,081

STOCKHOLDERS’ EQUITY	1,470,953	379,874	2,040,309	509,516	$(2,929,699)	1,470,953

TOTAL	$3,341,054	$2,054,797	$2,043,797	$576,023	$(2,929,699)	$5,085,972

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(In thousands)

(As Restated)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$564,022	$15,003	$127,635		$706,660
Operating expenses		524,374	15,074	97,458		636,906

Operating income (loss) from continuing operations		39,648	(71)	30,177		69,754
Other income (expense):
Interest income, TV Azteca, net				14,316		14,316
Interest (expense) income, net	$(132,111)	(257,909)	132,960	(333)		(257,393)
Other expense	(69,243)	(71,021)	(5)	(545)		(140,814)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(201,354)	(289,282)	132,884	43,615		(314,137)
Income tax benefit (provision)	70,474	91,727	(46,350)	(35,675)		80,176
Minority interest in net earnings of subsidiaries				(2,366)		(2,366)
Loss on equity method investments		(2,915)				(2,915)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(118,007)	1,426	4,148		$112,433

(LOSS) INCOME FROM CONTINUING OPERATIONS	(248,887)	(199,044)	90,682	5,574	112,433	(239,242)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (PROVISION)	1,300	(8,888)	(757)			(8,345)

NET (LOSS) INCOME	$(247,587)	$(207,932)	$89,925	$5,574	$112,433	$(247,587)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(In thousands)

(As Restated)

	Parent	ATI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(149,729)	$139,876	$133,393	$93,160	$216,700
CASH FLOWS (USED FOR) PROVIDED BY INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(26,547)	(1,530)	(14,104)	(42,181)
Payments for acquisitions		(4,867)		(32,483)	(37,350)
Proceeds from sales of businesses and other long-term assets		23,965	3,683	4,339	31,987
Restricted cash and investments	120,915	49,121			170,036
Deposits, investments and other long-term assets		2,885	25	(582)	2,328

Cash provided by (used for) investing activities	120,915	44,557	2,178	(42,830)	124,820

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of debt securities	1,072,500				1,072,500
Net proceeds from stock options and stock purchase plans	40,556				40,556
Borrowings under credit facility		700,000			700,000
Repayment of notes payable, credit facility and capital leases	(1,063,342)	(939,413)		(646)	(2,003,401)
Deferred financing costs and other financing activities	(23,030)	(18,053)			(41,083)
Investment in and advances from (to) subsidiaries	181,696	17,398	(136,100)	(62,994)

Cash provided by (used for) financing activities	208,380	(240,068)	(136,100)	(63,640)	(231,428)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	179,566	(55,635)	(529)	(13,310)	110,092
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,917	61,809	836	28,903	105,465

CASH AND CASH EQUIVALENTS, END OF YEAR	$193,483	$6,174	$307	$15,593	$215,557

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

(In thousands)

(As Restated)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$530,058	$4,131	$98,304		$632,493
Operating expenses		545,226	6,104	83,780		635,110

Operating (loss) income from continuing operations		(15,168)	(1,973)	14,524		(2,617)
Other income (expense):
Interest income, TV Azteca, net				14,222		14,222
Interest (expense) income, net	$(144,872)	(261,635)	133,349	(1,370)		(274,528)
Other expense	(34,285)	(19,402)		(1,108)		(54,795)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(179,157)	(296,205)	131,376	26,268		(317,718)
Income tax benefit (provision)	37,590	101,530	(45,949)	(15,375)		77,796
Minority interest in net earnings of subsidiaries				(3,703)		(3,703)
Loss on equity method investments	(9,994)	(11,227)				(21,221)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(173,760)	(2,184)	5,818		$170,126

(LOSS) INCOME FROM CONTINUING OPERATIONS	(325,321)	(208,086)	91,245	7,190	170,126	(264,846)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(6,323)	(16,134)	(38,018)		(60,475)

NET (LOSS) INCOME	$(325,321)	$(214,409)	$75,111	$(30,828)	$170,126	$(325,321)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

(In thousands)

(As Restated)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(121,884)	$99,801	$104,667	$73,802	$156,386

CASH FLOWS (USED FOR) PROVIDED BY INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(40,483)	(428)	(20,697)	(61,608)
Payments for acquisitions		(202)	(129)	(94,746)	(95,077)
Proceeds from sales of businesses and other long-term assets		90,328	1,618	18,807	110,753
Restricted cash and investments	(120,915)	(49,121)			(170,036)
Deposits, investments and other long-term assets		(571)	50	(9,557)	(10,078)

Cash (used for) provided by investing activities	(120,915)	(49)	1,111	(106,193)	(226,046)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of debt securities and notes payable	210,000	819,884		2,500	1,032,384
Net proceeds from equity offering, stock options and stock purchase plans	126,847				126,847
Repayment of notes payable, credit facility and capital leases	(258,096)	(808,085)		(5,775)	(1,071,956)
Deferred financing costs and other financing activities	(7,250)	(32,192)			(39,442)
Investments in and advances from (to) subsidiaries	185,215	(125,150)	(105,698)	45,633

Cash provided by (used for) financing activities	256,716	(145,543)	(105,698)	42,358	47,833

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,917	(45,791)	80	9,967	(21,827)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		107,600	756	18,936	127,292

CASH AND CASH EQUIVALENTS, END OF YEAR	$13,917	$61,809	$836	$28,903	$105,465

INDEX TO EXHIBITS

The exhibits below are included, either by being filed herewith or by incorporation by reference, as part of this annual report on Form 10-K. Exhibits are identified according to the number assigned to them in Item 601 of Regulation S-K. Documents that are incorporated by reference are identified by their Exhibit number as set forth in the filing from which they are incorporated by reference. The filings of the Registrant from which various exhibits are incorporated by reference into this annual report are indicated by parenthetical numbering which corresponds to the following key:

(1)	Registration Statement on Form S-3 (File No. 333-89345) filed on October 20, 1999;

(2)	Current Report on Form 8-K (File No. 001-14195) filed on February 24, 2000;

(3)	Annual Report on Form 10-K (File No. 001-14195) filed on March 29, 2000;

(4)	Annual Report on Form 10-K (File No. 001-14195) filed on April 2, 2001;

(5)	Quarterly Report on Form 10-Q (File No. 001-14195) filed August 14, 2001;

(6)	Annual Report on Form 10-K (File No. 001-14195) filed on March 24, 2003;

(7)	Registration Statement on Form S-3 (File No. 333-109489) filed on October 3, 2003;

(8)	Registration Statement on Form S-4 (File No. 333-111952) filed on January 15, 2004;

(9)	Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004;

(10)	Quarterly Report on Form 10-Q (File No. 001-14195) filed August 9, 2004;

(11)	Registration Statement on Form S-3 (File No. 333-119162) filed on September 21, 2004;

(12)	Current Report on Form 8-K (File No. 001-14195) filed on October 5, 2004;

(13)	Current Report on Form 8-K (File No. 001-14195) filed on December 6, 2004;

(14)	Current Report on Form 8-K (File No. 001-14195) filed on May 5, 2005;

(15)	Registration Statement on Form S-4 (File No. 333-125328) filed on May 27, 2005;

(16)	Current Report on Form 8-K (File No. 001-14195) filed on October 28, 2005; and

(17)	Quarterly Report on Form 10-Q (File No. 001-14195) filed November 9, 2005.

Exhibit No.	Description of Document	Exhibit File No.

2	Agreement and Plan of Merger by and among American Tower Corporation, Asteroid Merger Sub, LLC and SpectraSite, Inc., dated as of May 3, 2005	2(14)

3.1	Amended and Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on August 8, 2005	Annex E (15)

3.2	By-Laws, as amended November 13, 2003, of the Company	3.2(9)

4.1	Indenture, dated as of October 4, 1999, by and between the Company and The Bank of New York, as Trustee, for the 2.25% Convertible Notes due 2009, including the form of 2.25% Convertible Note	4.2(1)

4.2	Indenture, dated as of February 15, 2000, by and between the Company and The Bank of New York, as Trustee, for the 5.0% Convertible Notes due 2010, including the form of 5.0% Convertible Note	4.1(2)

4.3	Indenture, dated as of August 4, 2003 by and between the Company and The Bank of New York, as Trustee, for the 3.25% Convertible Notes due 2010, including the form of 3.25% Convertible Note	4.3(7)

Exhibit No.	Description of Document	Exhibit File No.

4.4	Indenture, dated as of November 18, 2003, by and among ATI, the Guarantors named therein and The Bank of New York, as Trustee, for the 7.25% Senior Subordinated Notes due 2011, including the form of 7.25% Senior Subordinated Note	4.6(8)

4.5	Indenture, dated as of February 4, 2004, by and between the Company and The Bank of New York, as Trustee, for the 7.50% Senior Notes due 2012, including the form of 7.50% Senior Note	4.8(9)

4.6	Indenture, dated as of August 20, 2004, by and between the Company and The Bank of New York, as Trustee, for the 3.00% Convertible Notes Due August 15, 2012, including the form of 3.00% Convertible Note	4.3(11)

4.7	Indenture, dated as of October 5, 2004, by and between the Company and The Bank of New York, as Trustee, for the 7.125% Senior Notes Due 2012, including the form of 7.125% Senior Note	4.1(12)

4.8	Supplemental Indenture No. 1, dated as of December 6, 2004, by and between the Company and The Bank of New York, as Trustee, supplementing the indenture for the 7.125% Senior Notes Due 2012, dated as of October 5, 2004	4.1(13)

4.9	Warrant Agreement, dated as of January 29, 2003, by and among the Company and the Bank of New York, as warrant agent	4.6(6)

4.10	Form of Warrant to purchase an aggregate of 11,389,012 shares of Class A Common Stock	4.7(6)

4.11	Warrant Agreement, dated as of February 10, 2003, by and between SpectraSite, Inc. and EquiServe Trust Company, N.A., as warrant agent (incorporated by reference from Exhibit 10.4 to the SpectraSite Holdings, Inc. Current Report on Form 8-K (File No. 000-27217) filed on February 11, 2003)	10.4

4.12	Amendment No.1 to Warrant Agreement, dated as of August 8, 2005, by and among American Tower Corporation, SpectraSite, Inc., The Bank of New York and EquiServe Trust Company, N.A.	4.2(17)

10.1	Amended and Restated American Tower Systems Corporation 1997 Stock Option Plan, as amended May 17, 2001	10.1(5)*

10.2	American Tower Corporation 2000 Employee Stock Purchase Plan	10.18(3)*

10.3	First Amendment to American Tower Corporation 2000 Employee Stock Purchase Plan, dated as of November 13, 2003	10.3(9)*

10.4	ATC Mexico Holding Corp. 2001 Stock Option Plan	10.3(6)*

10.5	ATC South America Holding Corp. 2004 Stock Option Plan	10.2(10)*

10.6	2003 Equity Incentive Plan of SpectraSite, Inc. (incorporated by reference from Exhibit 10.6 to the SpectraSite Holdings, Inc. Current Report on Form 8-K (File No. 000-27217) filed on February 11, 2003)	10.6*

10.7	Amendment No. 1 to the 2003 Equity Incentive Plan of SpectraSite, Inc. (incorporated by reference from Exhibit 10.11 to the SpectraSite, Inc. Registration Statement on Form S-1 (File No. 333-112154) filed on February 2, 2004)	10.11*

Exhibit No.	Description of Document	Exhibit File No.

10.8	Stockholder/Optionee Agreement dated as of January 1, 2004 by and among ATC South America Holding Corp., American Tower Corporation, American Tower International, Inc., J. Michael Gearon, Jr. and the Persons who from time to time may execute a counterpart thereto	10.3(10)*

10.9	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and J. Michael Gearon, Jr.	10.4(10)*

10.10	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	Filed herewith as Exhibit 10.10*

10.11	Letter Agreement, dated as of August 22, 2001, by and between the Company and James D. Taiclet, Jr.	10.4(6)*

10.12	Letter Agreement, dated as of November 7, 2003, by and between the Company and Steven J. Moskowitz	10.10(9)*

10.13	Letter Agreement, dated as of November 7, 2003, by and between the Company and William H. Hess	10.11(9)*

10.14	Letter Agreement, dated as of November 7, 2003, by and between the Company and Bradley E. Singer	10.12 (9)*

10.15	Letter Agreement, dated as of February 12, 2004, by and between the Company and J. Michael Gearon, Jr.	10.25(9)*

10.16	American Tower Retirement Plan for Steven B. Dodge, dated as of December 31, 2003, by and between the Company and Steven B. Dodge	10.13(9)*

10.17	Employment Agreement, dated as of January 24, 2004, by and between the Company and Steven B. Dodge	10.14(9)*

10.18	Amended and Restated Registration Rights Agreement, dated as of February 25, 1999, by and among the Company and each of the parties named therein	10.2(5)

10.19	Warrant Registration Rights Agreement, dated as of January 29, 2003, by and among the Company and the Initial Purchasers named therein with respect to Warrants to purchase shares of Class A Common Stock of the Company	10.12(6)

10.20	Registration Rights Agreement, dated as of August 4, 2003, by and among the Company and the Initial Purchasers named therein with respect to the 3.25% Convertible Notes due 2010	4.4(7)

10.21	Registration Rights Agreement, dated as of August 20, 2004, between the Company and Goldman, Sachs & Co., as Initial Purchaser, with respect to the 3.00% Convertible Notes due 2012	4.4(11)

10.22	Loan Agreement dated as of October 27, 2005 by and among American Tower L.P., American Towers, Inc., American Tower International, Inc. and American Tower LLC, as Borrowers, The Toronto Dominion Bank, New York Branch, as Issuing Bank, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the several lead-arrangers and joint bookrunners, co-arrangers and co-documentation agents and the several lenders that are parties thereto	99.2(16)

Exhibit No.	Description of Document	Exhibit File No.

10.23	Loan Agreement dated as of October 27, 2005 by and among SpectraSite Communications, Inc., as Borrower, The Toronto Dominion Bank, New York Branch, as Issuing Bank, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the several lead-arrangers and joint bookrunners, co-arrangers and co-documentation agents and the several lenders that are parties thereto	99.3(16)

10.24	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q (File No. 000-27217) filed on May 11, 2001)	10.2

12	Statement Regarding Computation of Earnings to Fixed Charges	Filed herewith as Exhibit 12

21	Subsidiaries of the Company	Filed herewith as Exhibit 21

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certifications pursuant to 18 U.S.C. Section 1350	Filed herewith as Exhibit 32

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(a)(3).