Form 10-Q
period 2006-03-31
AMERICAN TOWER CORP /MA/
filed 2006-05-10
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

American Tower Corporation

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of May 3, 2006, there were 419,585,266 shares of Class A Common Stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

PART 1.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(In Thousands, Except Share Data)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,573	$112,701
Accounts receivable, net of allowances of $13,029 and $15,071, respectively	33,216	36,995
Prepaid and other current assets	77,266	44,823
Deferred income taxes	31,359	31,359

Total current assets	227,414	225,878

PROPERTY AND EQUIPMENT, net	3,386,262	3,460,526
GOODWILL	2,142,504	2,142,551
OTHER INTANGIBLE ASSETS, net	2,026,232	2,077,312
DEFERRED INCOME TAXES	500,029	504,659
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	384,991	357,294

TOTAL	$8,667,432	$8,768,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$175,010	$175,558
Accrued interest	52,652	37,850
Current portion of long-term obligations	277,471	162,153
Unearned revenue	71,090	77,655

Total current liabilities	576,223	453,216

LONG-TERM OBLIGATIONS	3,332,080	3,451,276
OTHER LONG-TERM LIABILITIES	337,578	327,354

Total liabilities	4,245,881	4,231,846

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES	9,922	9,794

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 1,000,000,000 shares authorized; 428,780,174 and 415,636,595 shares issued, and 420,328,652 and 412,654,855 shares outstanding, respectively	4,288	4,156
Additional paid-in capital	7,361,766	7,317,668
Accumulated deficit	(2,713,578)	(2,710,993)
Unearned compensation		(2,497)
Accumulated other comprehensive income (loss)	5,624	(803)
Treasury stock (8,451,522 and 2,981,740 shares at cost)	(246,471)	(80,951)

Total stockholders’ equity	4,411,629	4,526,580

TOTAL	$8,667,432	$8,768,220

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2006	2005
REVENUES:
Rental and management	$316,259	$181,570
Network development services	4,150	2,785

Total operating revenues	320,409	184,355

OPERATING EXPENSES:
Rental and management	79,541	48,225
Network development services	2,071	1,432
Depreciation, amortization and accretion	133,261	81,971
Selling, general, administrative and development expense (including non-cash stock-based compensation expense in 2006 of $8,954)	34,975	19,698
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense	1,514	2,777

Total operating expenses	251,362	154,103

OPERATING INCOME FROM CONTINUING OPERATIONS	69,047	30,252

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $373 and $373, respectively	3,498	3,498
Interest income	1,358	699
Interest expense	(54,257)	(54,716)
Loss on retirement of long-term obligations	(21,577)	(15,042)
Other income	3,729	670

Total other expense	(67,249)	(64,891)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND INCOME (LOSS) ON EQUITY METHOD INVESTMENTS	1,798	(34,639)
Income tax (provision) benefit	(3,812)	4,338
Minority interest in net earnings of subsidiaries	(257)	(55)
Income (loss) on equity method investments	4	(1,098)

LOSS FROM CONTINUING OPERATIONS	(2,267)	(31,454)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $171 and $57, RESPECTIVELY	(318)	(107)

NET LOSS	$(2,585)	$(31,561)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.01)	$(0.14)
Loss from discontinued operations

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	417,379	230,158

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(In Thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(2,585)	$(31,561)
Other non-cash items reflected in statements of operations (primarily depreciation and amortization)	160,603	109,829
Non-cash stock-based compensation expense	8,954
(Increase) decrease in assets	(30,762)	13,606
Increase in liabilities	15,486	681

Cash provided by operating activities	151,696	92,555

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(28,376)	(15,881)
Payments for acquisitions	(724)	(932)
Payments for acquisition of Mexico minority interest		(7,270)
Proceeds from sale of businesses and other long-term assets	1,636	910
Deposits, investments and other long-term assets	(50)	(310)

Cash used for investing activities	(27,514)	(23,483)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Borrowings under credit facilities	179,000
Repayment of notes payable, credit facilities and capital leases	(182,024)	(169,086)
Purchases of Class A common stock	(162,680)
Net proceeds from stock options and warrants	16,179	7,500
Deferred financing costs and other financing activities	(1,785)	(246)

Cash used for financing activities	(151,310)	(161,832)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,128)	(92,760)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	112,701	215,557

CASH AND CASH EQUIVALENTS, END OF PERIOD	$85,573	$122,797

CASH PAID FOR INCOME TAXES	$7,333	$3,911

CASH PAID FOR INTEREST	$34,971	$37,255

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of convertible notes (excluding loss on retirement)	$22,004
Increase in fair value of cash flow hedges (net of a tax provision of $3,460)	6,427
Assets acquired through capital leases	544
Issuance of Class A common stock in connection with the acquisition of Mexico minority interest		2,831

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.    Description of Business, Basis of Presentation and Accounting Policies

American Tower Corporation and subsidiaries (collectively, ATC or the Company) is an independent owner, operator and developer of wireless and broadcast communications sites in the United States, Mexico and Brazil. The Company’s primary business, as discussed in note 7, is the leasing of antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies. The Company also operates distributed antenna systems within buildings and provides limited network development services that support its rental and management operations and the addition of new tenants and equipment on its sites.

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

The Company completed its merger with SpectraSite, Inc. in August 2005, as more fully described in note 3. The merger was approved by the stockholders of the Company and SpectraSite, Inc. on August 3, 2005, and the results of operations of SpectraSite have been included in the Company’s accompanying condensed consolidated financial statements as of August 3, 2005.

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Significant Accounting Policies and Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying condensed consolidated financial statements.

Except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment” (SFAS 123R) on January 1, 2006, the Company’s significant accounting policies and estimates for the three months ended March 31, 2006 have not changed from December 31, 2005, as detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. (See note 2.)

Loss Per Common Share—Basic and diluted net loss per common share have been computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2006 and 2005, potential common shares, including shares issuable upon exercise of options and warrants and upon conversion of the Company’s convertible notes, have been excluded from the computation of diluted loss per common share, as their effect is anti-dilutive. Potential common shares excluded from the calculation of net loss per share were approximately 64.0 million and 67.9 million for the three months ended March 31, 2006 and 2005, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Income Taxes—The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

Other Comprehensive Income (Loss)—The Company’s other comprehensive income (loss) is comprised of unrealized gains/losses on derivative cash flow hedges. During the three months ended March 31, 2006, the Company recorded an unrealized gain of approximately $6.3 million (net of a tax provision of approximately $3.4 million) in other comprehensive income (loss) for the change in fair value of cash flow hedges and reclassified $0.1 million (net of a tax benefit of approximately $0.1 million) into results of operations.

Reclassifications—Certain reclassifications have been made to the accompanying 2005 condensed consolidated financial statements and related notes to conform to the 2006 presentation. The Company changed its classification to aggregate all segment and corporate selling, general, administrative and development expenses previously included in rental and management expense, network development services expense and corporate, general, administrative and development expense into one line item entitled selling, general, administrative and development expense. The change in classification for the three months ended March 31, 2005 resulted in decreases in rental and management expense and network development services expense of $12.0 million and $0.8 million, respectively, with a corresponding increase in selling, general, administrative and development expense of $12.8 million from amounts previously reported. The Company made this change in classification to better allow investors to evaluate the Company’s rental and management segment gross margin, which is calculated based on direct tower-level expenses and does not include selling, general, administrative and development expense related to the rental and management segment. (See note 7.) The Company also believes this presentation is more consistently used by its peers in the communications site leasing industry.

2.    Stock-Based Compensation

Change in Accounting for Stock-Based Compensation—In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, which supersedes Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under this new standard, companies are no longer permitted to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25. Instead, companies are required to account for such transactions using a fair value method and recognize the related expense associated with share-based payments in the statement of operations. The Company adopted SFAS 123R as of January 1, 2006 under the modified prospective method, pursuant to which compensation expense for all share-based payments granted or modified after the effective date is recognized based upon the requirements of SFAS 123R. Accordingly, prior period amounts have not been restated. SFAS 123R requires companies to recognize stock-based compensation awards granted to employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option pricing model. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Under APB No. 25, the Company previously recorded the impact of forfeitures as they occurred. The adoption of SFAS 123R resulted in incremental stock-based compensation expense of $9.0 million, which is reflected in selling, general, administrative and development expense in the accompanying statement of operations for the three months ended March 31, 2006. For the three months ended March 31, 2006, this incremental stock-based compensation expense caused income (loss) from continuing operations before income taxes, minority interest and income (loss) on equity method investments to decrease by $9.0 million, net loss to increase by $6.5 million (net of a $2.5 million tax benefit) and basic and diluted net loss per common

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

share remained unchanged. The Company did not capitalize any stock-based compensation during the three months ended March 31, 2006.

Under the provisions of SFAS 123R, the Company is no longer required to recognize unearned compensation, a contra-equity account representing the amount of unrecognized stock-based compensation expense that is reduced as expense is recognized, at the date employee stock-based awards are granted. Accordingly, as of January 1, 2006 the Company reclassified $2.5 million of unearned compensation related to unvested options assumed in the merger with SpectraSite, Inc. to additional paid-in capital.

Prior to the adoption of SFAS 123R, the Company complied with the provisions of APB No. 25 to account for equity grants and awards to employees, officers and directors and the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123,” which provided optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123). In accordance with APB No. 25, the Company had recognized compensation expense based on the excess, if any, of the quoted stock price at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. As such, with the exception of options that were modified after the grant date, the Company generally has not recognized compensation expense for options granted to employees.

The following table illustrates the effect on net loss and net loss per common share if the Company had recorded compensation expense for stock-based compensation in the three months ended March 31, 2005 based on the fair value recognition provisions of SFAS 123. As set forth in the table below, the pro forma net loss and pro forma net loss per share for the three months ended March 31, 2006, when calculated in accordance with the provisions of SFAS 123, is the same as when calculated in accordance with the provisions of SFAS 123R. The amounts for the three months ended March 31, 2006 are included below only to provide the detail for comparative presentation to the three months ended March 31, 2005 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Net loss as reported	$(2,585)	$(31,561)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	6,492	133
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,492)	(4,187)

Pro-forma net loss	$(2,585)	$(35,615)

Basic and diluted net loss per share—as reported	$(0.01)	$(0.14)
Basic and diluted net loss per share—pro forma	$(0.01)	$(0.15)

Summary of Stock-Based Compensation Plans—The Company maintains a stock option plan for directors, officers and employees (the ATC Plan), which provides for non-qualified and incentive stock options. Exercise prices in the case of incentive stock options are not less than the fair market value of the underlying common stock on the date of grant. Exercise prices in the case of non-qualified stock options are set at the discretion of the Company’s Board of Directors (which to date has not been less than the fair market value on the date of grant). Option grants generally vest ratably over various periods, typically four years, commencing one year from the date of grant. Option grants generally expire ten years from the date of grant. The Company uses newly issued shares to settle option exercises. In August 2005, in connection with the merger with SpectraSite, Inc., the Company assumed stock options granted under the SpectraSite, Inc. 2003 Equity Incentive Plan (the SpectraSite

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Plan). Upon completion of the merger, the assumed SpectraSite, Inc. stock options were exercisable for an aggregate of 9.9 million shares of the Company’s Class A common stock. Of these options, options to purchase approximately 8.3 million shares were fully vested as of the merger date and the remaining unvested options to purchase 1.6 million shares vest monthly through the first quarter of 2008. As of March 31, 2006, options to purchase approximately 1.3 million shares of Class A common stock remained outstanding under the SpectraSite Plan. The Company does not plan to grant any additional options under the SpectraSite Plan. In addition, the Company maintains stock option plans in ATC Mexico (ATC Mexico Plan) and ATC South America (ATC South America Plan), as more fully described in note 14 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. No options were granted during the three months ended March 31, 2006 and no options were outstanding as of March 31, 2006 under the ATC Mexico Plan and the ATC South America Plan. During the three months ended March 31, 2005, 6,024 unvested options to purchase common stock of ATC South America were outstanding under the ATC South America Plan and no options were outstanding under the ATC Mexico Plan.

Stock Options—The following table summarizes the Company’s option activity for the three months ended March 31, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	20,403,027	$14.48
Granted	4,565,725	31.49
Exercised	(1,581,891)	9.76
Cancelled	(300,054)	14.41

Outstanding as of March 31, 2006	23,086,807	$18.19	7.45	$12.37

Exercisable as of March 31, 2006	9,641,042	$13.80	5.24	$16.56

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The risk-free treasury rate is based on the U.S. Treasury yield in effect at the time of the grant. The expected life (estimated period of time outstanding) was estimated using the vesting term and historical exercise behavior of employees. The expected volatility was based on historical volatility for a period equal to the expected life of the stock options. During the year ended December 31, 2005, the Company reevaluated the assumptions used to estimate the fair value of option grants to employees. As a result, the Company lowered its expected volatility assumption for option grants to approximately 30% and increased the expected life of option grants to 6.25 years using the simplified method permitted by SEC Staff Accounting Bulletin No. 107. Key assumptions used in the pricing model for the three months ended March 31, 2006 and 2005 are as follows:

	January 1, 2006— March 31, 2006	January 1, 2005— March 31,2005
Approximate risk-free interest rate	4.36%—4.72%	4.17%
Expected life of option grants	6.25 years	4 years
Expected volatility of underlying stock	29.60%	79.20%
Expected volatility of underlying stock (ATC South America Plan)		N/A
Expected dividends	N/A	N/A

The weighted average fair values for the stock options granted during the three months ended March 31, 2006 and 2005 was $12.50 and $11.27, respectively. As of March 31, 2006, total unrecognized compensation expense

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

related to unvested share-based compensation awards granted under the option plans was approximately $107.3 million, and that cost is expected to be recognized over a weighted average period of approximately three years. The total intrinsic value for stock options exercised during the three months ended March 31, 2006 and March 31, 2005 was approximately $32.3 million and $8.7 million, respectively. The amount of cash received from the exercise of stock options was approximately $15.9 million during the three months ended March 31, 2006.

Employee Stock Purchase Plan—The Company also maintains an employee stock purchase plan (ESPP) for all eligible employees. Under the ESPP, shares of the Company’s Class A common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each offering period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period and may not purchase more than $25,000 worth of stock in a calendar year (based on market values at the beginning of each offering period). The bi-annual offering periods are in May and November of each year, and accordingly, no shares were purchased by employees during the three months ended March 31, 2006 and 2005. The fair value of the ESPP offerings is estimated on the offering period commencement date using a Black-Scholes pricing model with the expense recognized over the expected life, which is the six month offering period over which employees accumulate payroll deductions to purchase the Company’s Class A common stock. The weighted average fair value for the ESPP shares for the December 2005 and December 2004 offering periods was $6.35 and $6.20, respectively.

3.    Acquisition

Merger with SpectraSite, Inc.—As described in note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company completed its merger with SpectraSite, Inc. in August 2005, which the Company has accounted for under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (SFAS No. 141). Under this method of accounting, assets acquired and liabilities assumed were recorded on the Company’s balance sheet at their estimated fair values as of the date of acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill. During the three months ended March 31, 2006, the total preliminary purchase price of approximately $3.1 billion and the preliminary allocation included in note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 did not change significantly.

The Company is in the process of obtaining a third-party valuation of SpectraSite, Inc.’s property, plant and equipment, intangible assets and certain other assets and liabilities and expects to finalize the valuation and the final purchase price allocation in the second quarter of 2006. Given the size of the SpectraSite, Inc. transaction, the values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained and the third-party valuation is finalized. The primary areas of the purchase price allocation which are not yet finalized relate to the fair values of property and equipment, intangibles, restructuring and merger related liabilities, other assumed liabilities, deferred income taxes and residual goodwill. Changes to the valuation of these items may result in adjustments to depreciation and amortization and associated income taxes.

Pro Forma Financial Information—The following table presents the unaudited pro forma consolidated results of operations of the Company for the three months ended March 31, 2005, as if the merger with SpectraSite, Inc. was completed as of January 1, 2005 (in thousands, except per share data):

Revenues	$283,302
Loss from continuing operations	(27,458)
Net loss	(27,315)
Basic and diluted net loss per common share	(0.07)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The pro forma amounts include the historical operating results of the Company and SpectraSite, Inc. with appropriate adjustments that give effect to depreciation, amortization and accretion, interest expense, amortization of unearned compensation relating to unvested stock options assumed, income taxes and certain conforming accounting policies of the Company. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the acquisition and related transactions had been completed at the beginning of the period presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods.

4.    Goodwill and Other Intangible Assets

The Company’s net carrying amount of goodwill was approximately $2.1 billion as of March 31, 2006 and December 31, 2005, all of which related to its rental and management segment.

The following table presents summary information about the Company’s intangible assets subject to amortization (in thousands):

	March 31, 2006	December 31, 2005
Acquired customer base and network location intangibles	$2,605,239	$2,606,546
Deferred financing costs	59,567	65,623
Acquired licenses and other intangibles	51,703	51,703

Total	2,716,509	2,723,872
Less accumulated amortization	(690,277)	(646,560)

Other intangible assets, net	$2,026,232	$2,077,312

The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization of intangible assets for the three months ended March 31, 2006 was approximately $45.5 million (excluding amortization of deferred financing costs, which is included in interest expense). The Company expects to record estimated amortization expense of approximately $181.9 million for the year ended December 31, 2006, and $179.5 million, $175.3 million, $173.6 million, $170.8 million and $167.1 million, for the years ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the SpectraSite, Inc. purchase price is finalized. (See note 3.)

5.    Financing Transactions

ATI 12.25% Notes Redemption—In December 2005, the Company issued a notice for the redemption on February 1, 2006 of all outstanding ATI 12.25% senior subordinated discount notes due 2008 (ATI 12.25% Notes). On February 1, 2006, the Company redeemed $227.7 million face amount ($162.1 million accreted value, net of $7.0 million fair value allocated to warrants) of ATI 12.25% Notes in accordance with the indenture at 106.125% of their accreted value for an aggregate of $179.5 million. The Company used $0.5 million in cash on hand and $179.0 million in borrowings under the Delayed Draw Term Loan component of the American Tower credit facility to fund the redemption. The Company recorded a charge of $19.9 million related to the amounts paid in excess of carrying value and write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2006. Upon completion of this redemption, no ATI 12.25% Notes remained outstanding.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

3.25% Convertible Notes—In March 2006, the Company issued an aggregate of 1,840,025 shares of Class A common stock upon conversion of $22.5 million principal amount of 3.25% convertible notes due August 1, 2010 (3.25% Notes). Pursuant to the terms of the indenture, the holders of the 3.25% Notes received 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversion, the Company paid such holders an aggregate of $1.7 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of the future interest payments on the notes. The Company recorded a charge of $1.7 million related to amounts paid in excess of carrying value, which is reflected in loss on retirement of long-term obligations in the condensed consolidated statement of operations for the three months ended March 31, 2006. As of March 31, 2006, $130.4 million principal amount of 3.25% Notes remained outstanding.

5.0% Convertible Notes—The holders of the Company’s 5.0% convertible notes due 2010 (5.0% Notes) have the right to require the Company to repurchase their notes prior to maturity, in February 2007. Based on the principal amount of the 5.0% Notes outstanding as of March 31, 2006, the Company may be required to repurchase up to $275.7 million principal amount of 5.0% Notes in February 2007. If this right is exercised, the Company may pay the purchase price in cash or by issuing shares of its Class A common stock, subject to certain conditions. As the noteholders have the right to require the Company to repurchase their notes in February 2007, the $275.7 million outstanding on the 5.0% Notes has been reflected in the current portion of long-term debt in the accompanying condensed consolidated balance sheet as of March 31, 2006.

Stock Repurchase Program—In November 2005, the Company announced that its Board of Directors had approved a stock repurchase program for the repurchase of up to $750.0 million of the Company’s Class A common stock through December 2006. The Company currently expects to complete this stock repurchase program in the second half of 2006, and upon completion, expects that it will continue its stock repurchase activity by extending or supplementing the current program with additional repurchases. The Company expects to utilize cash from operations, borrowings under its credit facilities, proceeds from stock plans, proceeds from future financings and cash on hand to fund repurchases of its Class A common stock. Under the current program, the Company’s management is authorized to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, the Company entered into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, which allows the Company to repurchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The program may be discontinued at any time. During the three months ended March 31, 2006, the Company repurchased 5.5 million shares of its Class A common stock for an aggregate of $165.5 million, of which $155.0 million was paid in cash prior to March 31, 2006 and $10.5 million was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2006. As of March 31, 2006, the Company had repurchased an aggregate of 8.3 million shares of its Class A common stock for an aggregate of $242.1 million pursuant to its stock repurchase program.

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

During the three months ended March 31, 2006, the Company drew down $179.0 million of the Delayed Draw Term Loan component of the new American Tower credit facility to finance the redemption of the remaining outstanding ATI 12.25% Notes. The American Tower credit facility provides that any portion of the Delayed Draw Term Loan component that is not drawn as of October 27, 2006 will be canceled.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

As of March 31, 2006, the American Tower credit facility consists of the following:

•	a $300.0 million revolving credit facility, against which approximately $17.8 million of undrawn letters of credit are outstanding at March 31, 2006, maturing on October 27, 2010;

•	a $750.0 million Term Loan A, which is fully drawn, maturing on October 27, 2010; and

•	a $250.0 million Delayed Draw Term Loan, of which $222.0 million was drawn at March 31, 2006, maturing on October 27, 2010.

The borrowers under the American Tower credit facility include ATI, American Tower, L.P., American Tower International, Inc. and American Tower LLC. The Company and the borrowers’ restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrowers and the restricted subsidiaries, with a carrying value aggregating approximately $4.5 billion at March 31, 2006. For more information regarding the American Tower credit facility, see note 7 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

As of March 31, 2006, the SpectraSite credit facility consists of the following:

•	a $250.0 million revolving credit facility, against which approximately $4.6 million of undrawn letters of credit were outstanding at March 31, 2006, maturing on October 27, 2010;

•	a $700.0 million Term Loan A, which is fully drawn, maturing on October 27, 2010; and

•	a $200.0 million Delayed Draw Term Loan, none of which was drawn at March 31, 2006, maturing on October 27, 2010.

The borrower under the SpectraSite credit facility is SpectraSite Communications, Inc. (SpectraSite). SpectraSite, its parent company (SpectraSite, LLC), and its restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrower and the restricted subsidiaries, with a carrying value aggregating approximately $4.0 billion at March 31, 2006. The SpectraSite credit facility provides that any portion of the Delayed Draw Term Loan component that is not drawn as of October 27, 2006 will be canceled. For more information regarding the SpectraSite credit facility, see note 7 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

6.    Merger Related Costs and Restructuring

Merger Related Costs—In connection with the Company’s merger with SpectraSite, Inc., the Company assumed certain obligations related to employee separation costs of former SpectraSite, Inc. employees. Severance payments made to former SpectraSite, Inc. employees were subject to plans and agreements established by SpectraSite, Inc. and assumed by the Company in connection with the merger. These costs were recognized as an assumed liability in the preliminary purchase price allocation. In addition, the Company also incurred certain merger related costs for additional employee retention and separation costs incurred during the three months ended March 31, 2006. The following table displays the activity with respect to this accrued liability for the three months ended March 31, 2006 (in thousands):

	Liability as of January 1, 2006	Expense	Cash Payments	Liability as of March 31, 2006
Employee separations	$20,963	$488	$(5,040)	$16,411

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

As described in note 3, there have been and may be additional changes in estimates of the assumed liability until the allocation of the preliminary purchase price is finalized. The current portion of the liability for both restructuring and merger related expenses of $10.9 million is reflected in accounts payable and accrued expenses, and the long-term portion of the liability of $5.5 million is reflected in other long-term liabilities, in the accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005, respectively. The Company expects to pay the long-term portion of the merger related liabilities through the third quarter of 2008.

7.    Business Segments

The Company operates in two business segments: rental and management (R&M) and network development services (Services). The R&M segment provides for the leasing and subleasing of antenna space on multi-tenant communications towers and other properties and licensing of distributed antenna systems within buildings for a diverse range of customers primarily in the wireless communications and broadcast industries. The Services segment offers services activities that support the Company’s rental and management operations and the addition of new tenants and equipment on the Company’s towers, including site acquisition, zoning, permitting and structural analysis.

The accounting policies applied in compiling segment information below are similar to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In evaluating financial performance, management focuses on segment gross margin and segment operating profit (loss). The Company defines segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. The Company’s definition of segment operating profit is the same as segment gross margin, but includes selling, general, administrative and development expense attributable to the segment and excludes stock-based compensation expense and corporate expenses. These measures of segment gross margin and segment operating profit (loss) are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), minority interest in net earnings of subsidiaries, income (loss) on equity method investments, income taxes and discontinued operations. For reporting purposes, the rental and management segment includes interest income, TV Azteca, net.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2006 and 2005 is shown in the tables below. The Other column below represents amounts excluded from specific segments, such as depreciation, amortization and accretion expense; non-cash stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; impairments, net loss on sale of long-lived assets, restructuring and merger related expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense).

Three months ended March 31,	R&M	Services	Other	Total
	(in thousands)
2006
Segment revenues	$316,259	$4,150		$320,409
Segment operating expenses	79,541	2,071		81,612
Interest income, TV Azteca, net	3,498			3,498
Segment gross margin	240,216	2,079		242,295
Selling, general, administrative and development expenses	15,746	1,053	$18,176	34,975
Other expenses			205,522	205,522

Operating profit (loss)	$224,470	$1,026	$(223,698)	$1,798

Three months ended March 31,	R&M	Services	Other	Total
	(in thousands)
2005
Segment revenues	$181,570	$2,785		$184,355
Segment operating expenses	48,225	1,432		49,657
Interest income, TV Azteca, net	3,498			3,498
Segment gross margin	136,843	1,353		138,196
Selling, general, administrative and development expenses	11,955	770	$6,973	19,698
Other expenses			153,137	153,137

Operating profit (loss)	$124,888	$583	$(160,110)	$(34,639)

8.    Commitments and Contingencies

Verestar—Verestar, Inc., a subsidiary of the Company (Verestar), filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. In connection with the bankruptcy filing, the Company asserted certain claims against Verestar as an unsecured creditor. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against the Company for breaches by Verestar of those contracts as to which the Company is primarily or secondarily liable as a guarantor. The Company accrued its initial estimate of costs to settle these obligations and the remaining liability of $3.2 million is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

In June 2004, the Bankruptcy Court approved a stipulation between Verestar and the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) that permits the Committee to file claims on behalf of Verestar against the Company, its affiliates and certain current and former officers and directors of Verestar and the Company. The Committee requested and received authorization from the Bankruptcy Court to take discovery of the Company and certain of Verestar’s current and former officers and directors. The Company produced various documents and a limited number of depositions were conducted by the Committee. In July 2005, the Committee filed a complaint in the U.S. District Court for the Southern District of New York against the Company and certain of its and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against the Company. (The case initially filed in the District Court has since been transferred to the Bankruptcy Court, and both cases are now pending as a single, consolidated case before the same Bankruptcy judge.) The Company may be obligated or may agree to indemnify certain of the defendants named in the litigation. The complaint originally filed in the District Court asserts various causes of action against the defendants, including declaratory judgment for alter ego, breach of fiduciary duty, conversion, conspiracy, tortious interference with contract and business relations, deepening insolvency, and avoidance and recovery of fraudulent transfers and preferential transfers. In connection with those claims, the Committee is seeking unspecified compensatory damages of not less than $150.0 million, punitive damages and various costs and fees. The complaint originally filed in the Bankruptcy Court includes an objection to the Company’s claims against Verestar and seeks to recharacterize and equitably subordinate those claims. The complaint also seeks substantive consolidation of the Company’s assets and liabilities with Verestar’s assets and liabilities. During 2005, the Company, together with the individual defendants, filed motions to dismiss certain claims asserted in the complaints. In February 2006, the Bankruptcy Court heard oral arguments on the motions to dismiss, but has not yet decided any of the motions. The outcome of this complex litigation cannot be predicted by the Company with certainty, is dependent upon many factors beyond the Company’s control, and could take several years to resolve. In the opinion of management, the resolution of the claims made against the Company by the Committee will not likely have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. Finally, the Company will incur additional costs in connection with its involvement in the Verestar bankruptcy proceedings. Such costs will be recorded as incurred and reflected within discontinued operations in the accompanying condensed consolidated financial statements.

SBC Transactions—SpectraSite entered into an agreement with SBC Communications Inc. (SBC) for the lease or sublease of approximately 2,500 towers from SBC between December 2000 and August 2004. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SpectraSite has the option to purchase the sites subject to the lease or sublease upon their expiration. Each of the towers is assigned into an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by SBC. The aggregate purchase option price for the towers leased and subleased was approximately $289.1 million as of March 31, 2006, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by SpectraSite at the expiration of the lease or sublease, SBC has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL Communications, Inc. (ALLTEL) to acquire communications towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of 1,776 towers in tranches between April 2001 and March 2002. The Company has the option to purchase these towers at the expiration of the sublease period, which will occur between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

was $27,500 and will accrete at a rate of 3% per annum through the expiration of the sublease period. The aggregate purchase option price for the subleased towers was approximately $56.6 million as of March 31, 2006. At ALLTEL’s option, at the expiration of the sublease period the purchase price will be payable in cash or with 769 shares of the Company’s Class A common stock per tower.

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

Build-to-Suit Agreements—As of March 31, 2006, the Company was party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. During the three months ended March 31, 2006, the Company completed construction on 30 towers in Mexico pursuant to these build-to-suit agreements for an aggregate cost of approximately $4.7 million. As of March 31, 2006, the Company had completed construction on a total 197 towers in Mexico under the terms of these agreements, and the Company is obligated over a two-year remaining period to construct approximately 110 additional towers in Mexico for an aggregate cost of approximately $18.3 million.

9.    ATC International Transactions

ATC South America—In October 2005, J. Michael Gearon (Mr. Gearon), an executive officer of the Company, exercised his previously disclosed right to require the Company to repurchase his 1.6% interest in ATC South America. In April 2006, the Company completed the purchase of Mr. Gearon’s interest in ATC South America. (See note 10.)

In October 2005, in connection with the exercise by Mr. Gearon of his right to require the Company to repurchase his interest in ATC South America, all 6,024 options granted pursuant to the ATC South America Plan vested in full and were exercised. Upon exercise of these options, the holders received 4,428 shares of ATC South America, net of 1,596 shares retained by the Company to satisfy employee tax withholding obligations. These holders, who include William H. Hess (Mr. Hess), an executive officer of the Company, and Mr. Gearon, could require the Company to purchase their shares of ATC South America at their then fair market value six months following their issuance. In April 2006, this repurchase right was exercised, and the Company completed the purchase of these interests in ATC South America. (See note 10.)

The 1,596 shares retained by the Company were treated as a repurchase of a minority interest in accordance with SFAS No. 141. As a result, the Company has recorded a preliminary purchase price allocation adjustment of $5.6 million as an increase to intangible assets and a corresponding increase in minority interest as of the date of acquisition. The preliminary purchase price will be finalized in the second quarter of 2006, but is not expected to significantly impact depreciation and amortization expense when finalized.

10.    Subsequent Events

Issuer Purchases of Equity Securities—Between April 1, 2006 and May 3, 2006, the Company repurchased 2.2 million shares of its Class A common stock for an aggregate of $70.8 million pursuant to its stock repurchase program. The Company funded these repurchases using cash on hand, cash from operations and by drawing down $28.0 million of the Delayed Draw Term Loan component of the American Tower credit facility. As discussed in note 5 above, the Company’s Board of Directors approved a stock repurchase program in November 2005 for the repurchase of up to $750.0 million of the Company’s Class A common stock. As of May 3, 2006,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

the Company had repurchased a total of 10.5 million shares of its Class A common stock for an aggregate of $312.9 million pursuant to its stock repurchase program.

ATC South America—In April 2006, the Company repurchased from stockholders of ATC South America the remaining interest in ATC South America that it did not own. Giving effect to the repurchases described below, the Company owns 100% of ATC South America. In April 2006, the Company paid Mr. Gearon $3.8 million in cash, including interest, in consideration for his 1.6% interest in ATC South America, which was the fair market value of Mr. Gearon’s interest on the date of exercise of his repurchase right, as determined by the Company’s Board of Directors with the assistance of an independent financial advisor. Also in April 2006, the Company repurchased 4,428 shares of ATC South America common stock held by employees, including Messrs. Gearon and Hess, as a result of exercises of options to purchase ATC South America common stock granted pursuant to the ATC South America Plan. The Company paid these employees an aggregate of $18.9 million in cash in consideration for their interests in ATC South America, which was the fair market value of their interests on the date of exercise of their repurchase right, as determined by the Company’s Board of Directors with the assistance of an independent financial advisor.

Sale of Office Facility—In April 2006, the Company entered into an agreement to sell its office facility in Cary, North Carolina, consisting of an office building of approximately 110,000 square feet and approximately 20 acres of land, for approximately $14.8 million in cash. The Company expects to receive approximately $13.1 million at the initial closing for the sale, which will likely take place in the second quarter of 2006, and approximately $1.7 million one year from the date of the initial closing. In connection with the sale of the facility, the Company expects to enter into a lease agreement with the new owner for approximately 27,000 square feet of space in the facility.

11.    Subsidiary Guarantees

The ATI 7.25% Notes are fully and unconditionally guaranteed on a joint and several basis by ATI, American Tower L.P., American Tower LLC, American Tower International, Inc. and substantially all of their wholly owned domestic subsidiaries (collectively, the Guarantor Subsidiaries), as well as by American Tower Corporation (the Parent). Prior to the Company’s redemption of the ATI 12.25% Notes in February 2006, the ATI 12.25% Notes were likewise fully and unconditionally guaranteed on a joint and several basis by ATI, the Guarantor Subsidiaries and the Parent. The ATI 7.25% Notes and the subsidiary guarantees under the ATI 7.25% Notes are subordinated to all indebtedness under the American Tower credit facility and the SpectraSite credit facility.

The following condensed consolidating financial data illustrates the composition of the Parent, ATI and the combined Guarantor Subsidiaries, as well as the non-guarantor subsidiaries. As SpectraSite is not a Guarantor Subsidiary under the ATI 7.25% Notes, financial data for SpectraSite and its subsidiaries is included with the information for the non-guarantor subsidiaries. These statements have been prepared in accordance with the rules and requirements of the SEC and the requirements contained in the ATI 7.25% Notes indenture. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information that would be useful in assessing the financial composition of the guarantors. No single guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the subsidiary guarantee other than its subordination to the American Tower credit facility and the SpectraSite credit facility.

Investments in subsidiaries are accounted for by the Company under the equity method for purposes of the supplemental consolidating presentation. In addition, ATI and the Guarantor Subsidiaries account for their subsidiaries that are not guarantors under the equity method. (Earnings) losses of subsidiaries accounted for

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended March 31, 2005, management determined that the previously presented condensed consolidating financial data did not reflect certain intercompany loans, related interest and management fees. The current presentation has been restated to reflect all intercompany activity related to these entities. The changes in presentation did not effect the Company’s consolidated financial position or results of operations, nor did the changes adversely impact the Company’s compliance with debt covenants or ratios.

The following schedule reconciles net (loss) income previously reported in the Company’s condensed consolidating statements of operations for the three months ended March 31, 2005, to the restated amounts (in thousands):

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
As previously reported:
Net (loss) income	$(31,561)	$(21,558)	$12,456	$12,454	$(3,352)	$(31,561)
As restated:
Net (loss) income	$(31,561)	$(34,472)	$25,370	$(2,085)	$11,187	$(31,561)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2006

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$780	$40,647	$111	$44,035		$85,573
Accounts receivable, net		19,436	1,802	11,978		33,216
Prepaid & other current assets	4,445	26,050		46,771		77,266
Deferred income taxes	8,119			23,240		31,359

Total current assets	13,344	86,133	1,913	126,024		227,414

PROPERTY AND EQUIPMENT, NET		1,775,660	17,581	1,593,021		3,386,262
INTANGIBLE ASSETS, NET	24,322	1,260,837	48,481	2,835,096		4,168,736
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	5,226,159	24,709	55,709		$(5,306,577)
INTERCOMPANY NOTES (PAYABLE) RECEIVABLE		(1,347,118)	1,733,461	(386,343)
OTHER LONG-TERM ASSETS	663,459	201,988	25	19,548		885,020

TOTAL	$5,927,284	$2,002,209	$1,857,170	$4,187,346	$(5,306,577)	$8,667,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$40,907	$96,339	$266	$90,150		$227,662
Current portion of long-term obligations	275,727	1,153		591		277,471
Other current liabilities		36,403	231	34,456		71,090

Total current liabilities	316,634	133,895	497	125,197		576,223

LONG-TERM OBLIGATIONS	1,201,559	1,395,289		735,232		3,332,080
OTHER LONG-TERM LIABILITIES	3,086	169,402	98	164,992		337,578

Total liabilities	1,521,279	1,698,586	595	1,025,421		4,245,881

MINORITY INTEREST IN SUBSIDIARIES				9,922		9,922
STOCKHOLDERS’ EQUITY	4,406,005	303,623	1,856,575	3,152,003	(5,306,577)	4,411,629

TOTAL	$5,927,284	$2,002,209	$1,857,170	$4,187,346	$(5,306,577)	$8,667,432

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006

(in thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$165,575	$1,580	$153,254		$320,409
Operating expenses		126,321	1,664	123,377		251,362

Operating income from continuing operations		39,254	(84)	29,877		69,047

Other income (expense):
Interest income, TV Azteca, net				3,498		3,498
Interest (expense) income, net	$(21,292)	(48,673)	36,406	(19,340)		(52,899)
Other (expense) income	(1,664)	(19,896)	(2,381)	6,093		(17,848)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY METHOD INVESTMENTS	(22,956)	(29,315)	33,941	20,128		1,798
Income tax benefit (provision)	7,452	8,187	(11,880)	(7,571)		(3,812)
Minority interest in net earnings of subsidiaries				(257)		(257)
Income on equity method investments		4				4
Equity in income (loss) of subsidiaries, net of income taxes recorded at the subsidiary level	13,237	569	5,981		$(19,787)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,267)	(20,555)	28,042	12,300	(19,787)	(2,267)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT	(318)					(318)

NET (LOSS) INCOME	$(2,585)	$(20,555)	$28,042	$12,300	$(19,787)	$(2,585)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006

(In Thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(16,507)	$62,034	$37,680	$68,489	$151,696
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(13,256)	(38)	(15,082)	(28,376)
Payments for acquisitions	(322)			(402)	(724)
Proceeds from sale of businesses and other long-term assets		1,506		130	1,636
Deposits and other investing activities		180		(230)	(50)

Cash used for investing activities	(322)	(11,570)	(38)	(15,584)	(27,514)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Borrowings under credit facilities		179,000			179,000
Repayment of notes payable, credit facilities and capital leases	(1,664)	(179,938)		(422)	(182,024)
Purchases of Class A common stock	(162,680)				(162,680)
Net proceeds from stock options and warrants	16,179				16,179
Deferred financing costs and other financing activities		(1,171)		(614)	(1,785)
Investments in and advances from (to) subsidiaries	130,764	(51,681)	(37,641)	(41,442)

Cash used for financing activities	(17,401)	(53,790)	(37,641)	(42,478)	(151,310)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,230)	(3,326)	1	10,427	(27,128)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	35,010	43,973	110	33,608	112,701

CASH AND CASH EQUIVALENTS, END OF PERIOD	$780	$40,647	$111	$44,035	$85,573

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005

(In Thousands)

(As Restated)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$146,371	$1,718	$36,266		$184,355
Operating expenses		126,145	1,344	26,614		154,103

Operating income from continuing operations		20,226	374	9,652		30,252

Other income (expense):
Interest income, TV Azteca, net				3,498		3,498
Interest (expense) income, net	$(25,387)	(58,150)	40,029	(10,509)		(54,017)
Other (expense) income	(9,166)	(5,351)	2,245	(2,100)		(14,372)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(34,553)	(43,275)	42,648	541		(34,639)
Income tax benefit (provision)	12,094	9,379	(14,564)	(2,571)		4,338
Minority interest in net earnings of subsidiaries				(55)		(55)
Loss on equity method investments		(1,098)				(1,098)
Equity in (loss) income of subsidiaries, net of taxes recorded at the subsidiary level	(9,102)	629	(2,714)		$11,187

(LOSS) INCOME FROM CONTINUING OPERATIONS	(31,561)	(34,365)	25,370	(2,085)	11,187	(31,454)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(107)				(107)

NET (LOSS) INCOME	$(31,561)	$(34,472)	25,370	$(2,085)	$11,187	$(31,561)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005

(In Thousands)

(As Restated)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(29,445)	$80,600	$25,831	$15,569	$92,555
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(8,618)	(41)	(7,222)	(15,881)
Payments for acquisitions				(8,202)	(8,202)
Proceeds from sale of businesses and other long-term assets		910			910
Deposits, investments and other long-term assets		18		(328)	(310)

Cash used for investing activities		(7,690)	(41)	(15,752)	(23,483)

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Repayment of notes payable, credit facility and capital leases	(139,799)	(29,150)		(137)	(169,086)
Net proceeds from stock options	7,500				7,500
Deferred financing costs and other financing activities	(211)	(35)			(246)
Investments in and advances from (to) subsidiaries	8,935	14,502	(25,573)	2,136

Cash used for financing activities	(123,575)	(14,683)	(25,573)	1,999	(161,832)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(153,020)	58,227	217	1,816	(92,760)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	193,483	6,174	307	15,593	215,557

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,463	$64,401	$524	$17,409	$122,797

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND	RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “should,” “would,” “could” or “may,” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

Overview

We are a leading wireless and broadcast communications infrastructure company with a portfolio of over 22,000 owned communications sites. As of March 31, 2006, our portfolio includes approximately 20,000 owned tower sites in the United States and over 2,600 in Mexico and Brazil. In addition to our owned tower sites, we offer access to over 10,000 rooftop and tower sites in the United States that we manage for third parties. We also operate in-building distributed antenna systems in malls and casino/hotel resorts. Our primary business is leasing antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies. We operate the largest independent portfolio of wireless and broadcast communications sites in the United States, Mexico and Brazil, based on number of sites and revenue.

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

In August 2005, we completed our merger with SpectraSite, Inc., an owner and operator of approximately 7,800 wireless and broadcast towers and in-building systems in the United States. The merger was approved by our and SpectraSite, Inc.’s stockholders on August 3, 2005, and the results of operations of SpectraSite have been included in our consolidated results of operations since that date. During the three months ended March 31, 2006, communications sites acquired in our merger with SpectraSite, Inc. contributed $108.5 million to our total revenues and contributed $71.9 million to our rental and management segment operating profit.

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our Annual Report on Form 10-K for the year ended December 31, 2005, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment gross margin and segment operating profit as a means to measure operating performance in these business segments. We define segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. Our definition of segment operating profit is the same as segment gross margin, but includes selling, general, administrative and development expense attributable to the segment and excludes stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the rental and management segment also include interest income, TV Azteca, net (see note 7 to our condensed consolidated financial statements).

Results of Operations

Three Months Ended March 31, 2006 and 2005 (dollars in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2006	2005
REVENUES:
Rental and management	$316,259	$181,570	$134,689	74%
Network development services	4,150	2,785	1,365	49

Total revenues	320,409	184,355	136,054	74

OPERATING EXPENSES:
Rental and management	79,541	48,225	31,316	65
Network development services	2,071	1,432	639	45
Depreciation, amortization and accretion	133,261	81,971	51,290	63
Selling, general, administrative and development expense (including non-cash stock-based compensation expense in 2006 of $8,954)	34,975	19,698	15,277	78
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense	1,514	2,777	(1,263)	(45)

Total operating expenses	251,362	154,103	97,259	63

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	3,498	3,498	0	0
Interest income	1,358	699	659	94
Interest expense	(54,257)	(54,716)	(459)	(1)
Loss on retirement of long-term obligations	(21,577)	(15,042)	6,535	43
Other income	3,729	670	3,059	457
Income tax (provision) benefit	(3,812)	4,338	(8,150)	(188)
Minority interest in net earnings of subsidiaries	(257)	(55)	202	367
Income (loss) on equity method investments	4	(1,098)	1,102	100
Loss from discontinued operations, net	(318)	(107)	211	197

Net loss	$(2,585)	$(31,561)	$(28,976)	(92)%

Total Revenues

Total revenues for the three months ended March 31, 2006 were $320.4 million, an increase of $136.1 million from the three months ended March 31, 2005. Approximately $108.5 million of the increase was attributable to revenues generated by communications sites acquired in our merger with SpectraSite, Inc. The balance of the increase resulted from an increase in other rental and management revenue of $26.2 million and network development services revenue of $1.4 million.

Rental and Management Revenue

Rental and management revenue for the three months ended March 31, 2006 was $316.3 million, an increase of $134.7 million from the three months ended March 31, 2005. Approximately $108.5 million of the increase was attributable to revenues generated by communications sites acquired in our merger with SpectraSite, Inc. Approximately $19.0 million of the increase resulted from incremental revenue generated by communications sites that existed during the entire period between January 1, 2005 and March 31, 2006, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators net of straight-line accounting treatment, favorable currency exchange rates and the net increase in straight-line accounting revenue from extending the renewal dates of thousands of our tenant leases, offset by lease cancellations. The remaining $7.2 million increase resulted from approximately $2.9 million of revenue generated by the approximately 360 communications sites acquired and/or constructed subsequent to January 1, 2005, other than in connection with the SpectraSite, Inc. merger, and approximately $4.3 million of net positive non-recurring items. We believe that our rental and management revenue will increase as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless and broadcast service providers.

Network Development Services Revenue

Network development services revenue for the three months ended March 31, 2006 was $4.2 million, an increase of $1.4 million from the three months ended March 31, 2005. This increase was primarily attributable to revenues generated by our structural analysis services, as a result of the increased business associated with our significantly larger site portfolio following our merger with SpectraSite, Inc. As we continue to focus on and grow our site leasing business, and offer only limited services that directly support our site leasing operations and the addition of new tenants and equipment on our sites, we anticipate that our network development services revenue will decrease as a percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2006 were $251.4 million, an increase of $97.3 million from the three months ended March 31, 2005. The increase was attributable to an increase in depreciation, amortization and accretion expense of $51.3 million, an increase in expenses within our rental and management segment of $31.3 million, an increase in selling, general, administrative and development expense of $15.3 million, and an increase in expenses within our network development services segment of $0.6 million. These increases were offset by a decrease in impairments, net loss on sale of long-lived assets, restructuring and merger related expense of $1.3 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the three months ended March 31, 2006 was $79.5 million, an increase of $31.3 million from the three months ended March 31, 2005. This increase was related to expenses attributable to communications sites acquired in our merger with SpectraSite, Inc.

Rental and management segment gross margin for the three months ended March 31, 2006 was $240.2 million, an increase of $103.4 million from the three months ended March 31, 2005. Approximately $77.1 million of the increase resulted from rental and management segment gross margin attributable to communications sites acquired in our merger with SpectraSite, Inc. The balance of the increase resulted from approximately $19.0 million of additional revenue generated by communications sites that existed as of January 1, 2005, approximately $2.9 million of revenue generated on the approximately 360 communications sites acquired and/or constructed subsequent to January 1, 2005 other than in connection with the SpectraSite, Inc. merger, and approximately $4.3 million of net positive non-recurring items.

Rental and management segment operating profit for the three months ended March 31, 2006 was $224.5 million, an increase of $99.6 million from the three months ended March 31, 2005. The increase in rental and management segment operating profit was comprised of a $103.4 million increase in rental and management segment gross margin described above, net of an increase in selling, general, administrative and development expenses related to the rental and management segment of $3.8 million, primarily attributable to increased payroll and related expenses following our merger with SpectraSite, Inc.

Network Development Services Expense

Network development services expense for the three months ended March 31, 2006 was $2.1 million, an increase of $0.6 million from the three months ended March 31, 2005. The majority of the increase correlates directly to the growth in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the three months ended March 31, 2006 was $133.3 million, an increase of $51.3 million from the three months ended March 31, 2005. The increase was attributable to approximately $49.0 million of depreciation, amortization and accretion expense related to long-lived assets acquired in connection with the SpectraSite, Inc. merger, and approximately $2.3 million of the increase was related to the acceleration of settlement date assumptions regarding our asset retirement obligations.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the three months ended March 31, 2006 was $35.0 million, an increase of $15.3 million from the three months ended March 31, 2005. Approximately $9.0 million of the increase was attributable to non-cash stock-based compensation expense. The remaining $6.3 million of the increase was comprised of selling, general, administrative and development expenses primarily attributable to increased payroll and related expenses following our merger with SpectraSite, Inc.

Impairments, Net Loss on Sale of Long-lived Assets, Restructuring and Merger Related Expense

Impairments, net loss on sale of long-lived assets, restructuring and merger related expense for the three months ended March 31, 2006 was $1.5 million, a decrease of $1.3 million from the three months ended March 31, 2005. The decrease was due primarily to a $1.5 million decrease in impairments during the period ended March 31, 2006. This decrease was somewhat offset by $0.2 million in expenses related to the merger with SpectraSite, Inc., for which no expenses were incurred in the three months ended March 31, 2005.

Interest Expense

Interest expense for the three months ended March 31, 2006 was $54.3 million, a decrease of $0.5 million from the three months ended March 31, 2005. The decrease resulted primarily as a result of the redemption of the 12.25% senior subordinated discount notes due 2008 of American Towers, Inc. (ATI 12.25% Notes) in February 2006, the redemption of the 9 3/8% senior notes due 2009 (9 3/8% Notes) prior to January 1, 2006, conversions of our 3.25% convertible notes due August 1, 2010 (3.25% Notes) during the three months ended March 31, 2006 and the October 2005 refinancing of the American Tower credit facility at lower interest rates. This decrease was partially offset by additional interest incurred related to the new SpectraSite credit facility of approximately $9.4 million.

Loss on Retirement of Long-Term Obligations

During the three months ended March 31, 2006, we redeemed $227.7 million face amount of our ATI 12.25% Notes ($162.1 million accreted value, net of $7.0 million in fair value allocated to warrants) for approximately $179.5 million in cash and converted approximately $22.5 million principal amount of 3.25% Notes. As a result of these transactions, we recorded a charge of $21.6 million related to the amounts paid in excess of carrying value and the write-off of the related deferred financing fees.

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

Other Income

Other income for the three months ended March 31, 2006 was $3.7 million, an increase of $3.1 million from the three months ended March 31, 2005. The increase was primarily attributable to approximately $3.6 million of other income generated on interest rate swap agreements assumed in the SpectraSite, Inc. merger.

Income Tax (Provision) Benefit

The income tax provision for the three months ended March 31, 2006 was $3.8 million, a decrease of $8.1 million from the income tax benefit of $4.3 million for the three months ended March 31, 2005. The effective tax rate was 212.0% for the three months ended March 31, 2006, as compared to 12.5% for the three months ended March 31, 2005. The effective tax rate on loss from continuing operations for the three months ended March 31, 2006 differs from the federal statutory rate due primarily to foreign items, non-deductible losses on note conversions and state taxes. The significant increase in the effective tax rate for the three months ended March 31, 2006 reflects the impact of the foregoing items relative to the insignificant level of income before income taxes, minority interest and income (loss) on equity method investments, for which a small change in amount resulted in a large percentage change in the tax rate. The effective tax rate on loss from continuing operations for the three months ended March 31, 2005 differs from the federal statutory rate due primarily to valuation allowances related to capital losses and foreign items.

We intend to recover a portion of our deferred tax asset through our federal income tax refund claims related to the carry back of certain federal net operating losses. In June 2003 and October 2003, we filed federal income tax refund claims with the IRS relating to the carry back of $380.0 million of net operating losses generated prior to 2003. We anticipate receiving a refund of approximately $65.0 million as a result of these claims by the end of 2006. There can be no assurances, however, with respect to the specific amount and timing of any refund.

Liquidity and Capital Resources

The information in this section updates as of March 31, 2006, the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2005 and should be read in conjunction with that report.

As of March 31, 2006, we had total outstanding indebtedness of approximately $3.6 billion. During the three months ended March 31, 2006 and the year ended December 31, 2005, we generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations. We believe our cash generated from operations will be sufficient to fund our obligations for capital expenditures and cash debt service, including interest and principal repayments, for at least the next twelve months.

Uses of Cash

Stock Repurchase Program.    In November 2005, we announced that our Board of Directors had approved a stock repurchase program for the repurchase of up to $750.0 million of our Class A common stock through December 2006. We currently expect to complete this stock repurchase program in the second half of 2006, and upon completion, expect that we will continue our stock repurchase activity by extending or supplementing the current program with additional repurchases. We expect to utilize cash from operations, borrowings under our credit facilities, proceeds from stock plans, proceeds from future financings and cash on hand to fund repurchases of our Class A common stock. Under the current program, our management is authorized to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we entered into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The program may be discontinued at any time. During the three months ended March 31, 2006, we repurchased 5.5 million shares of Class A common stock for an aggregate of $165.5 million. Between April 1, 2006 and May 3, 2006, we repurchased an additional 2.2 million shares of our Class A common stock for an aggregate of $70.8 million. As of May 3, 2006, we had repurchased a total of 10.5 million shares of Class A common stock for an aggregate of $312.9 million.

Tower Construction and Improvements and In-Building System Installation.    During the three months ended March 31, 2006, payments for purchases of property and equipment and construction activities totaled $28.4 million, including capital expenditures incurred in connection with the construction of 54 towers and the installation of 13 in-building systems. We anticipate that we will build approximately 275 new towers and install approximately 40 new in-building systems by the end of 2006, and expect our 2006 total capital expenditures for construction, improvements and corporate purposes to be between approximately $110 million and $130 million.

Refinancing and Repurchases of Debt.    In order to extend the maturity dates of our indebtedness, reduce interest expense and improve our financial flexibility, we use our cash to refinance and repurchase our outstanding indebtedness. During the three months ended March 31, 2006, we redeemed and converted approximately $250.2 million face amount of our outstanding debt securities. For more information about our financing activities, see “—Financing Activities” below.

Contractual Obligations.    Our contractual obligations relate primarily to borrowings under our credit facilities and our outstanding notes. We included a table of our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2005. Since December 31, 2005, we refinanced and repurchased a portion of our outstanding debt, as discussed below under “—Financing Activities.” A description of our contractual debt obligations is included in Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” as well as in note 5 to our condensed consolidated financial statements. In addition, in April 2006, we used approximately $22.7 million in cash to purchase the remaining shares of ATC South America not owned by us. For more information regarding ATC South America, please see notes 9 and 10 to our condensed consolidated financial statements.

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

Total Liquidity at March 31, 2006.    As of March 31, 2006, we had approximately $841.2 million of total liquidity, comprised of approximately $85.6 million in cash and cash equivalents and the ability to borrow approximately $310.2 million under the American Tower credit facility and approximately $445.4 million under the SpectraSite credit facility.

Cash Generated by Operations.    For the three months ended March 31, 2006, our cash provided by operating activities was $151.7 million, compared to $92.6 for the same period in 2005. Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2006 in excess of their cash needs for operations and expenditures for tower construction, improvements and acquisitions. (See “—Results of Operations” above.) We expect to use the excess cash generated by operations principally to service our debt and to fund capital expenditures and repurchases of our Class A common stock.

Credit Facilities.    In October 2005, we refinanced the two existing credit facilities of our principal operating subsidiaries. We replaced the existing American Tower $1.1 billion senior secured credit facility with a new $1.3 billion senior secured credit facility and replaced the existing SpectraSite $900.0 million senior secured credit facility with a new $1.15 billion senior secured credit facility. For more information regarding our credit facilities, please see note 5 to our condensed consolidated financial statements. During the three months ended March 31, 2006, we drew down $179.0 million of the Delayed Draw Term Loan component of the new American Tower credit facility to finance the redemption of the remaining outstanding ATI 12.25% Notes. In April 2006, we drew down an additional $28.0 million of the Delayed Draw Term Loan to finance repurchases of our Class A common stock pursuant to our stock repurchase program.

Proceeds from the Sale of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our stock option and stock purchase plans and upon exercise of warrants to purchase our equity securities. For the three months ended March 31, 2006, we received approximately $0.3 million in proceeds from exercises of warrants to purchase shares of our Class A common stock and approximately $15.9 million in proceeds from sales of shares of our Class A common stock pursuant to our stock option and stock purchase plans.

Financing Activities

ATI 12.25% Notes Redemption.    In December 2005, we issued a notice for the redemption on February 1, 2006 of all outstanding ATI 12.25% Notes. On February 1, 2006, we redeemed $227.7 million face amount ($162.1 million accreted value, net of $7.0 million fair value allocated to warrants) of ATI 12.25% Notes in accordance with the indenture at 106.125% of their accreted value for an aggregate of $179.5 million. We used $0.5 million in cash on hand and $179.0 million in borrowings under the Delayed Draw Term Loan component of the American Tower credit facility to fund the redemption. Upon completion of this redemption, no ATI 12.25% Notes remained outstanding.

3.25% Convertible Notes.    In March 2006, we issued an aggregate of 1,840,025 shares of Class A common stock upon conversion of $22.5 million principal amount of 3.25% Notes. Pursuant to the terms of the indenture, the holders of the 3.25% Notes received 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversion, we paid such holders an aggregate of $1.7 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of the future interest payments on the notes. As of March 31, 2006, $130.4 million principal amount of 3.25% Notes remained outstanding.

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

In our Annual Report on Form 10-K for the year ended December 31, 2005, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to income taxes, purchase price allocation, asset retirement obligations, impairment of assets and revenue recognition. During the three months ended March 31, 2006, we did not make any changes to the policies in place at December 31, 2005. We have reviewed our policies and determined that these remain our most critical accounting policies for the three months ended March 31, 2006. We have also identified the assumptions used in determining stock-based compensation expense as an additional critical accounting policy and estimate during the three months ended March 31, 2006. We grant stock-based compensation awards, which generally vest over a specified period. When determining the fair value of shares purchased under our stock option and employee stock purchase plans, we use the Black-Scholes pricing model, which requires input of certain management assumptions, including expected volatility, risk-free interest rate, and the expected life of stock options granted during the period. The estimated fair value of these shares and the resulting stock-based compensation expense can fluctuate based on the assumptions used by management.

Information Presented Pursuant to the Indentures of our 7.50% Notes, 7.125% Notes and ATI 7.25% Notes

The following table sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our 7.50% senior notes due 2012 (7.50% Notes), 7.125% senior notes due 2012 (7.125% Notes) and ATI 7.25% senior subordinated notes due 2011 (ATI 7.25% Notes). The information contained in note 11 to our condensed consolidated financial statements is also presented to address certain reporting requirements contained in the indenture for our ATI 7.25% Notes.

The following table presents Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the applicable notes (in thousands):

Tower Cash Flow, for the three months ended March 31, 2006	$150,752

Consolidated Cash Flow, for the twelve months ended March 31, 2006	526,658
Less: Tower Cash Flow, for the twelve months ended March 31, 2006	(552,067)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2006	603,008

Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2006	577,599

Non-Tower Cash Flow, for the twelve months ended March 31, 2006	$(29,667)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate swaps and caps pursuant to our policies. All derivative financial instruments are for purposes other than trading. During the three months ended March 31, 2006, we repaid or repurchased $250.2 million face amount of outstanding debt for $181.2 million in cash, including the redemption of $227.7 million face amount ($162.1 million accreted value) of ATI 12.25% Notes and the conversion of $22.5 million principal amount of 3.25% Notes.

The following tables provide information as of March 31, 2006 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps and swaps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

Twelve month period ended March 31, 2006

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$277,471	$1,249	$951	$130,949	$23,999	$1,501,792	$1,936,411	$2,382,787
Average Interest Rate(a)	6.08%	6.08%	6.08%	6.32%	6.27%	6.11%
Variable Rate Debt(a)					$1,672,000		$1,672,000	$1,676,666
Average Interest Rate(a)

Aggregate Notional Amounts Associated with Interest Rate Caps and Swaps in Place

As of March 31, 2006 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate CAPS	2007		2008		2009	2010		2011		Thereafter	Total	Fair Value
Notional Amount			$25,000	(b)							$25,000	$0
Cap Rate(e)			8.00%
Notional Amount	$350,000	(c)									$350,000	$0
Cap Rate(e)	6.00%

Interest Rate SWAPS	2007		2008		2009	2010		2011		Thereafter	Total	Fair Value
Notional Amount						$300,000	(e)				$300,000	$13,295
Fixed Rate						3.88%
Notional Amount								$300,000	(f)		$300,000	$5,274
Fixed Rate								4.75%
Notional Amount								$100,000	(g)		$100,000	$889
Fixed Rate								4.95%
Notional Amount								$50,000	(h)		$50,000	$597
Fixed Rate								4.88%
Notional Amount								$50,000	(h)		$50,000	$911
Fixed Rate								4.73%
Notional Amount								$50,000	(h)		$50,000	$1,131
Fixed Rate								4.63%

(a)	As of March 31, 2006, variable rate debt consists of the new American Tower and SpectraSite credit facilities ($1,672.0 million) that were refinanced on October 27, 2005, which are included above based on their October 27, 2010 maturity dates. As of March 31, 2006, fixed rate debt consists of: the 2.25% convertible notes due 2009 ($0.1 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of March 31, 2006 is $501.7 million); the 5.0% convertible notes due 2010 ($275.7 million); the 3.25% Notes ($130.4 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($400.0 million); the 3.00% convertible notes due August 15, 2012 ($345.0 million principal amount due at maturity; the balance as of March 31, 2006 is $344.4 million accreted value) and other debt of $60.3 million. Interest on our credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at March 31, 2006 for our credit facilities was 4.95%. For the three months ended March 31, 2006, the weighted average interest rate under our credit facilities was 5.35%.
(b)	Includes notional amount of $25,000 that expires in September 2007.
(c)	Includes notional amounts of $250,000 and $100,000 that expire in June and July 2006, respectively.
(d)	Represents the weighted-average fixed rate or range of interest based on contractual notional amount as a percentage of total notional amounts in a given year.
(e)	Includes notional amounts of $75,000, $75,000 and $150,000 that expire in December 2009.
(f)	Includes notional amounts of $100,000, $50,000, $50,000, $50,000 and $50,000 that expire in October 2010.
(g)	Includes notional amounts of $50,000 and $50,000 that expire in October 2010.
(h)	Includes notional amount of $50,000 that expires in October 2010.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt, which, as of March 31, 2006, was comprised of $1,672.0 million under our credit facilities ($822.0 million giving effect to the $850.0 million notional amount of interest rate swap agreement). A 10% increase, or approximately 50 basis points, in current interest rates would have caused an additional pre-tax charge to our net loss and an increase in our cash outflows of $1.0 million for the three months ended March 31, 2006.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our foreign operations, including our rental and management segment divisions in Mexico and Brazil. For each of the three months ended March 31, 2006 and 2005, the remeasurement gain from these operations approximated $0.3 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the SEC, we excluded SpectraSite from our annual assessment of our internal control over financial reporting for the year ended December 31, 2005. We consider the merger with SpectraSite material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of SpectraSite into our internal control structure.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company reported its material legal proceedings. Since the filing of the Company’s Form 10-K, there have been no material developments with respect to any material legal proceedings to which the Company is a party. In the opinion of management, after consultation with counsel, other than the litigation related to the Verestar bankruptcy discussed in note 8 to the Company’s condensed consolidated financial statements, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

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

We have a substantial amount of indebtedness. As of March 31, 2006, we had approximately $3.6 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest, or other amounts when due. As of March 31, 2006, approximately 46% of our outstanding indebtedness bore interest at floating rates (approximately 23%, after giving effect to the interest rate swap agreements used to manage exposure to variable rate interest obligations on our credit facilities). As a result, our interest payment obligations on such indebtedness will increase if interest rates increase. Subject to certain restrictions under our existing indebtedness, we may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

Our business operations in Mexico and Brazil, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. For the three months ended March 31, 2006, approximately 13% of our consolidated revenues were generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

A substantial portion of our revenue is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. For the three months ended March 31, 2006:

•	Five customers accounted for approximately 62% of our revenues;

•	Cingular Wireless accounted for approximately 21% of our revenues;

•	Sprint Nextel accounted for approximately 19% of our revenues (approximately 23% including Sprint Nextel partners and affiliates); and

•	Verizon Wireless accounted for approximately 9% of our revenues.

Our largest international customer is Iusacell Celular, which accounted for approximately 3% of our total revenues for the three months ended March 31, 2006. Iusacell is an affiliate of TV Azteca, which owns a minority interest in Unefon, which is our second largest customer in Mexico and accounted for approximately 2% of our total revenues for the three months ended March 31, 2006. In addition, we received $3.5 million in interest income, net, from TV Azteca for the three months ended March 31, 2006.

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

Iusacell Celular is our largest customer in Mexico and accounted for approximately 3% of our total revenues for the three months ended March 31, 2006. Iusacell has been in default under certain of its debt obligations and involved in litigation with certain of its creditors. While Iusacell reported in January 2006 that it has reached an agreement in principle with its creditors to restructure its debt obligations, if the restructuring is not completed, Iusacell files for bankruptcy, or the creditor litigation has an adverse impact on Iusacell’s overall liquidity, it could interfere with Iusacell’s ability to meet its operating obligations, including rental payments under our leases with them.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to operate our towers and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites. Further, we may not be able to renew ground leases on commercially viable terms. Approximately 85% of the owned communications sites in our portfolio as of March 31, 2006 are located on leased land. Approximately 85% of these sites are on land where our property interests in such land have a final expiration date of 2015 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse affect on us.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. If we are unable or choose not to exercise our rights to purchase towers under these agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated. For example, our SpectraSite subsidiary has entered into lease or sublease agreements with affiliates of SBC Communications (SBC) with respect to approximately 2,500 towers pursuant to which SpectraSite has the option to purchase the sites upon the expiration of the lease or sublease beginning in 2013. The aggregate purchase option price for the SBC towers was approximately $289.1 million as of March 31, 2006, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In addition, we have entered into a similar agreement with ALLTEL Communications, Inc. (ALLTEL) with respect to approximately 1,776 towers, for which we have an option to purchase the sites upon the expiration of the lease or sublease beginning in 2016. The aggregate purchase option price for the ALLTEL towers was approximately $56.6 million as of March 31, 2006, and will accrete at a rate of 3% per annum through the expiration of the lease or sublease period. We may not have the required available capital to exercise our right to purchase these or other lease or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our financial results could be adversely affected.

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

Our wholly owned subsidiary, Verestar, Inc., filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against us for breaches by Verestar of those contracts as to which we are primarily or secondarily liable as a guarantor (which we do not expect to exceed $3.2 million). In addition, in July 2005, the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) filed a complaint in the U.S. District Court for the Southern District of New York against us and certain of our and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against us. (The case initially filed in the District Court has since been transferred to the Bankruptcy Court, and both cases are now pending as a single, consolidated case before the same Bankruptcy judge.) Pursuant to the complaints, the Committee is seeking unspecified compensatory damages of not less than $150.0 million, punitive damages and various costs and fees. The outcome of this complex litigation cannot be predicted by us with certainty, is dependent upon many factors beyond our control, and could take several years to resolve. If any such claims are successful, however, they could have a material adverse impact on our financial position and results of operations. For more information regarding the Verestar bankruptcy and related litigation, please see note 8 to our condensed consolidated financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2006, we issued an aggregate of 62,160 shares of our Class A common stock upon the exercise of 8,721 warrants assumed in our merger with SpectraSite, Inc. In August 2005, in connection with our merger with SpectraSite, Inc., we assumed approximately 1.0 million warrants to purchase shares of SpectraSite, Inc. common stock. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase 7.15 shares of Class A common stock at an exercise price of $32 per warrant. Net proceeds from these warrant exercises were approximately $273,216. The shares were issued to warrantholders in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended, and Section 1145 of the United States Code. No underwriters were engaged in connection with such issuances.

During the three months ended March 31, 2006, we issued an aggregate of 9,659,207 shares of our Class A common stock upon the exercise of 685,404 warrants. The warrants were originally issued in January 2003 as part of an offering of 808,000 units, each consisting of (1) $1,000 principal amount at maturity of ATI 12.25% Notes and (2) a warrant to purchase 14.0953 shares of our Class A common stock. The warrants have an exercise price of $0.01 per share and will expire on August 1, 2008. As many of these warrants were exercised pursuant to a cashless net exercise pursuant to the warrant agreement, net proceeds from these warrant exercises were approximately $44,000. The shares were issued to warrantholders pursuant to an effective registration statement or in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances.

During the three months ended March 31, 2006, we issued an aggregate of 1,840,025 shares of our Class A common stock upon conversion of $22.5 million principal amount of our 3.25% Notes. Pursuant to the terms of the indenture, the holders of the 3.25% Notes received 81.808 shares of our Class A common stock for every $1,000 principal amount of notes converted. The shares were issued to the noteholders in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances. In connection with the conversion, we paid such holders an aggregate of $1.7 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of the future interest payments on the notes.

Issuer Purchases of Equity Securities

In November 2005, we announced that our Board of Directors had approved a stock repurchase program for the repurchase of up to $750.0 million of our Class A common stock through December 2006. During the three months ended March 31, 2006, we repurchased 5,469,782 shares of our Class A common stock for an aggregate of $165.5 million pursuant to our stock repurchase program, as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(In millions)
January 2006	1,763,787	$28.91	1,763,787	$622.4
February 2006	1,548,385	$31.29	1,548,385	$573.9
March 2006	2,157,610	$30.55	2,157,610	$507.9

Total First Quarter	5,469,782	$30.23	5,469,782	$507.9

(1)	All issuer repurchases were made pursuant to the stock repurchase program publicly announced in November 2005 for the repurchase of up to $750.0 million of our Class A common stock during the period November 2005 through December 2006. Under the current program, our management is authorized to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we entered into a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The program may be discontinued at any time.

Since March 31, 2006, we have continued to repurchase shares of our Class A common stock pursuant to our stock repurchase program. Between April 1, 2006 and May 3, 2006, we repurchased 2.2 million shares of Class A common stock for an aggregate of $70.8 million pursuant to the stock repurchase program.

ITEM 6. EXHIBITS.

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: May 9, 2006	By:	/s/ BRADLEY E. SINGER
Bradley E. Singer Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

EX-1