Form 10-K/A
period 2005-12-31
AMERICAN TOWER CORP /MA/
filed 2006-11-29
CIK 1053507

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

EXPLANATORY NOTE

American Tower Corporation (the “Company”) is filing this amendment (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2005 (the “Original Filing”) to reflect the restatement of its consolidated financial statements as of December 31, 2005 and 2004 and for each of the years ended December 31, 2005, 2004 and 2003, and certain other changes described below. This Amendment also reflects the restatement of selected financial data as of and for each of the years ended December 31, 1998 through 2005, which is included in Item 6. The restatement of the Original Filing reflected in this Amendment corrects certain errors related to (i) stock-based compensation not previously recorded for certain stock option grants, including the related payroll and income tax effects, (ii) additional charges for stock-based compensation expense related to the modification and repricing of certain stock option grants, primarily associated with options awarded to two former executive officers of the Company, and (iii) changes to income taxes related to the tax effects of foreign currency fluctuations on an intercompany loan with a foreign subsidiary of the Company. These corrections are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Amendment and in note 2 to the consolidated financial statements included in Item 8 of this Amendment.

The Company’s decision to restate its previously issued financial statements was based, in part, on an independent review of its historical stock option granting practices and related accounting. On May 19, 2006, the Company announced that its Board of Directors had established a special committee of independent directors to conduct a review of the Company’s stock option granting practices and related accounting with the assistance of independent legal counsel and forensic auditors. The special committee determined that, for certain stock option grants, the legal grant dates when all necessary corporate action had been taken differ from the dates previously recorded by the Company for financial accounting and tax purposes. The findings of the special committee are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Amendment.

In connection with the review by the special committee, the Company undertook a review of option grant dates recorded by the Company for financial accounting and tax purposes. Based on the Company’s facts and circumstances, the Company concluded that it should use the legal grant date, as determined by the special committee, as the accounting measurement date for such awards. Accordingly, based on this conclusion, the Company applied new measurement dates to the affected stock option grants and, as a result, determined that charges for stock-based compensation expense and related payroll and income tax effects were required in instances where the quoted market price of the underlying stock at the new measurement date exceeded the employee’s exercise price, in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” In addition, the Company recorded charges for penalties and interest related to the failure to properly withhold employee taxes upon exercise of certain stock options that were originally classified as incentive stock options, but were recharacterized as non-qualified stock options as a result of applying a new measurement date to such options.

In addition, this Amendment reflects a reclassification related to the Company’s presentation of selling, general and administrative expenses. Effective as of January 1, 2006, the Company changed its classification to aggregate all segment and corporate selling, general, administrative and development expenses previously included in rental and management expense, network development services expense, and corporate, general, administrative and development expense into one line item entitled selling, general, administrative and development expense. Accordingly, the information presented in this Amendment reflects the effect of this reclassification on all prior periods. This reclassification is discussed in note 2 to the consolidated financial statements included in Item 8 of this Amendment.

Changes have been made to the following items in this Amendment as a result of the changes described above:

Part I	- Item 3. Legal Proceedings

Part II	- Item 6. Selected Financial Data

- Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

- Item 8. Financial Statements and Supplementary Data

- Item 9A. Controls and Procedures

Part IV	- Item 15. Exhibits and Financial Statement Schedules

For ease of reference, this Amendment sets forth the Original Filing in its entirety. However, this Amendment does not reflect events that have occurred after March 15, 2006, the filing date of the Original Filing, or modify or update the disclosures presented in the Original Filing, except to reflect the changes described above and to disclose certain related events, which are described in note 20 to the consolidated financial statements included in Item 8 of this Amendment, and to make clarifications to certain disclosures. Accordingly, this Amendment should be read in conjunction with the Company’s periodic filings made with the Securities and Exchange Commission (the “SEC”) subsequent to the filing date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the filing date of the Original Filing. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of the filing date of the Original Filing.

Concurrently with the filing of this Amendment, the Company is also filing an amended Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) for the period ended March 31, 2006, a Quarterly Report on Form 10-Q for the period ended June 30, 2006 and a Quarterly Report on Form 10-Q for the period ended September 30, 2006. Other than this Amendment and the Form 10-Q/A, the Company has not amended and does not intend to amend any of its other periodic reports filed prior to the filing date of this Amendment for periods affected by the restatement. For this reason, the consolidated financial statements, auditors’ reports and related financial information contained in all such other previously filed reports should not be relied upon.

AMERICAN TOWER CORPORATION

FORM 10-K/A AMENDMENT NO. 1 TO ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2005

AMERICAN TOWER CORPORATION

TABLE OF CONTENTS—(Continued)

FORM 10-K/A AMENDMENT NO. 1 TO ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2005

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future prospects of growth in the wireless communications and broadcast infrastructure markets, the level of future expenditures by companies in those markets and other trends in those markets, our ability to maintain or increase our market share, our future operating results, our future purchases under our stock repurchase program, our future capital expenditure levels, and our plans to fund our future liquidity needs. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this annual report generally.

You should keep in mind that any forward-looking statement made by us in this Amendment or elsewhere speaks only as of the date on which we make it. All forward-looking statements contained in this Amendment, unless they are specifically otherwise stated to be made as of a different date, are made as of March 15, 2006, the filing date of the Original Filing. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. For example, the review of our historical stock option granting practices and related accounting has resulted in the restatement reflected in this Amendment, and the final results of the review, the costs associated with the review, and the related inquiries, investigations and legal proceedings create additional risk and uncertainty. These and other important factors, including those set forth in Item 1A of this Amendment under the caption “Risk Factors,” may cause actual results to differ materially from those indicated by our forward-looking statements. We have no duty to, and do not intend to, update or revise the forward-looking statements made by us in this Amendment, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the future events or circumstances described in any forward-looking statement made by us in this Amendment or elsewhere might not occur.

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

In August 2005, we expanded our communications site portfolio and our rental and management operations through our merger with SpectraSite, Inc., an owner and operator of approximately 7,800 wireless and broadcast towers and in-building systems in the United States. We believe the merger provided us with significant strategic and financial advantages. We believe our larger scale will translate into increased cooperation with our customers, and create greater flexibility to structure mutually beneficial contracts, potentially resulting in further increases in revenue and market share. We also believe the merger will enable us to maximize our return on investment by creating a significantly larger revenue base over which to spread our relatively fixed overhead costs, therefore further capitalizing on the significant operating leverage inherent in the tower business model. For more information about our merger with SpectraSite, Inc., see note 3 to our consolidated financial statements included in this annual report.

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

Prior to December 2002, we also had a satellite and fiber network access services segment, which consisted of our Verestar, Inc., subsidiary (Verestar). In December 2002, we committed to a plan to dispose of this business, and in December 2003, Verestar and its affiliates filed for protection under Chapter 11 of the federal bankruptcy laws. Accordingly, we have accounted for Verestar as a discontinued operation through the date of the bankruptcy filing and we ceased to consolidate Verestar’s financial results as of that date. See Item 1A of this annual report under the caption “Risk Factors—The bankruptcy proceeding of our Verestar subsidiary exposes us to risks and uncertainties” and notes 4 and 10 to our consolidated financial statements included in this annual report.

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

Recent Transactions

Acquisitions

From January 1, 2004 through December 31, 2005, we increased the size of our communications site portfolio by over 8,000 towers. Significant acquisitions included the following:

SpectraSite, Inc. In May 2005, we entered into an agreement and plan of merger with SpectraSite, Inc., an owner and operator of approximately 7,800 wireless and broadcast towers and in-building systems in the United States. We completed the merger in August 2005. Under the terms of the merger agreement, SpectraSite, Inc. merged with and into a wholly owned subsidiary that we formed for purposes of the merger. Each share of SpectraSite, Inc. common stock converted into the right to receive 3.575 shares of our Class A common stock. We issued approximately 169.5 million shares of Class A common stock with respect to shares of SpectraSite, Inc. common stock outstanding as of the closing of the merger and reserved for issuance approximately 16.7 million shares of Class A common stock issuable pursuant to SpectraSite, Inc. options and warrants assumed in the merger. For more information about our merger with SpectraSite, Inc., see note 3 to our consolidated financial statements included in this annual report.

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

Financing Transactions

During the year ended December 31, 2005, we improved our financial flexibility by refinancing our existing debt with less restrictive, lower cost capital, which increased our liquidity and our ability to return value to our stockholders. Significant transactions included those set forth below. For more information about our financing transactions, see note 8 to our consolidated financial statements included in this annual report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Our wholly owned subsidiary, Verestar, Inc., filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against us for breaches by Verestar of those contracts as to which we are primarily or secondarily liable as a guarantor (which we do not expect to exceed $3.2 million). In addition, in July 2005, the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) filed a complaint in the U.S. District Court for the Southern District of New York against us and certain of our and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against us. (The case initially filed in the District Court has since been transferred to the Bankruptcy Court, and both cases are now pending as a single, consolidated case before the same Bankruptcy judge.) Pursuant to the complaints, the Committee is seeking unspecified compensatory damages of not less than $150.0 million, punitive damages and various costs and fees. The outcome of this complex litigation cannot be predicted by us with certainty, is dependent upon many factors beyond our control, and could take several years to resolve. If any such claims are successful, however, they could have a material adverse impact on our financial position and results of operations. For more information regarding the Verestar bankruptcy and related litigation, please see Item 3 of this annual report under the caption “Legal Proceedings” and note 10 to our consolidated financial statements included in this annual report.

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

Legal Matters Related to Stock Option Granting Practices—Reference is made to note 20 to the consolidated financial statements included in Item 8 of this Form 10-K/A for a description of legal proceedings related to the Company’s stock option granting practices that were commenced subsequent to the filing date of the Original Filing.

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

Our credit facilities and the indentures governing the terms of our debt securities contain covenants that may restrict the ability of our subsidiaries from making to us any direct or indirect distribution, dividend or other payment on account of their limited liability company interests, partnership interests, capital stock or other equity interests. Under our credit facilities, the borrower subsidiaries may pay cash dividends or make other distributions to us in accordance with the applicable credit facility only if no default exists or would be created thereby. The indenture governing the terms of the ATI 7.25% senior subordinated notes due 2011 (ATI 7.25% Notes) prohibit ATI and certain of our other subsidiaries that have guaranteed those notes (sister guarantors) from paying dividends and making other payments or distributions to us unless certain financial covenants are satisfied. The indentures governing the terms of our 7.50% Notes and 7.125% Notes also contain certain restrictive covenants, which prohibit the restricted subsidiaries under these indentures from paying dividends and making other payments or distributions to us unless certain financial covenants are satisfied. For more information about the restrictions under our credit facilities and our notes indentures, see note 8 to our consolidated financial statements included in this annual report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

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

We have restated our consolidated financial statements, as further discussed in the “Explanatory Note” in the forepart of this Form 10-K/A, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K/A, and in note 2 to the consolidated financial statements included in Item 8 of this Form 10-K/A, and the following selected financial data reflect this restatement. You should read the selected financial data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes to those consolidated financial statements included in this Form 10-K/A.

Our continuing operations are reported in two segments: rental and management and network development services. In accordance with generally accepted accounting principles, the consolidated statements of operations for all periods presented in this “Selected Financial Data” have been adjusted to reflect certain businesses as discontinued operations (see note 4 to our consolidated financial statements included in this Form 10-K/A).

Year-to-year comparisons are significantly affected by our acquisitions, dispositions and, to a lesser extent, construction of towers. Our merger with SpectraSite, Inc., which closed in August 2005, significantly impacts the comparability of reported results between periods. Our principal acquisitions and dispositions are described in “Business—Recent Transactions” and in the notes to our consolidated financial statements included in this Form 10-K/A.

Year Ended December 31,
2005(1)	2004(1)	2003(1)	2002(1)(2)	2001(1)(2)
(as restated)	(as restated)	(as restated)	(as previously reported)	(restatement adjustments)	(reclassification adjustments)	(as restated)	(as previously reported)	(restatement adjustments)	(reclassification adjustments)	(as restated)
(In thousands, except per share data)
Statements of Operations Data:
Revenues
Rental and management	$929,762	$684,422	$619,697	$544,906	$544,906	$431,051	$431,051
Network development services	15,024	22,238	12,796	32,888	32,888	85,063	85,063

Total operating revenues	944,786	706,660	632,493	577,794	577,794	516,114	516,114

Operating expenses:
Costs of operations (exclusive of items shown separately below)
Rental and management(3)	247,781	195,242	192,380	242,801	$(55,107)	187,694	221,759	$(56,311)	165,448
Network development services(3)	8,346	16,220	7,419	29,214	(2,019)	27,195	69,371	(5,282)	64,089
Depreciation, amortization and accretion(4)	411,254	329,449	330,414	327,665	327,665	354,298	354,298
Selling general, administrative and development expenses(3)	108,059	83,094	83,492	30,229	$7,309	57,126	94,664	34,310	$13,603	61,593	109,506
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense	34,232	23,876	31,656	101,372	101,372	79,496	79,496

Total operating expenses	809,672	647,881	645,361	731,281	7,309	738,590	759,234	13,603	772,837

Operating income (loss) from continuing operations	135,114	58,779	(12,868)	(153,487)	(7,309)	(160,796)	(243,120)	(13,603)	(256,723)
Interest income, TV Azteca, net	14,232	14,316	14,222	13,938	13,938	14,377	14,377
Interest income	4,402	4,844	5,255	3,496	3,496	28,372	28,372
Interest expense	(222,419)	(262,237)	(279,783)	(254,345)	(254,345)	(266,769)	(266,769)
Loss on retirement of long-term obligations	(67,110)	(138,016)	(46,197)	(8,869)	(8,869)	(26,336)	(26,336)
Other income (expense)	227	(2,798)	(8,598)	(7,004)	(7,004)	(27,838)	(27,838)

Loss from continuing operations before income taxes, minority interest and loss on equity method investments	(135,554)	(325,112)	(327,969)	(406,271)	(7,309)	(413,580)	(521,314)	(13,603)	(534,917)
Income tax (provision) benefit	(5,714)	83,338	85,567	81,141	11,468	92,609	115,841	4,088	119,929
Minority interest in net earnings of subsidiaries	(575)	(2,366)	(3,703)	(2,118)	(2,118)	(318)	(318)
Loss on equity method investments	(2,078)	(2,915)	(21,221)	(18,555)	(18,555)	(10,957)	(10,957)

(Loss) income from continuing operations before cumulative effect of change in accounting principle	(143,921)	(247,055)	(267,326)	(345,803)	4,159	(341,644)	(416,748)	(9,515)	(426,263)
Loss from discontinued operations, net of income taxes	(1,913)	(8,409)	(61,633)	(255,119)	(705)	(255,824)	(55,289)	(5,649)	(60,938)
Cumulative effect of change in accounting principle, net of income taxes	(35,525)	(562,618)	(562,618)

Net (loss) income	$(181,359)	$(255,464)	$(328,959)	$(1,163,540)	$3,454	$(1,160,086)	$(472,037)	$(15,164)	$(487,201)

Basic and diluted loss per common share from continuing operations before cumulative effect of change in accounting principle	$(0.47)	$(1.10)	$(1.28)	$(1.77)	$0.02	$(1.75)	$(2.18)	$(0.05)	$(2.23)

Weighted average common shares outstanding(5)	302,510	224,336	208,098	195,454	195,454	191,586	191,586

Other Operating Data:
Ratio of earnings to fixed charges(6)	.51	x	—	—	—	—	—	—

	As of December 31,
	2005(1)	2004(1)	2003(1)(2)	2002(1)(2)	2001(1)(2)
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash and investments)(7)	$112,701	$215,557	$275,501	$127,292	$130,029
Property and equipment, net	3,460,526	2,273,356	2,483,324	2,650,490	3,254,905
Total assets	8,786,854	5,107,696	5,310,906	5,643,691	6,807,737
Long-term obligations, including current portion	3,613,429	3,293,614	3,359,731	3,448,514	3,561,960
Total stockholders’ equity	4,541,821	1,490,767	1,629,621	1,675,592	2,817,006

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K/A and note 2 to the consolidated financial statements included in Item 8 of this Form 10-K/A for information regarding the restatement of our financial statements reflected in this selected financial data.

(2)	The restated amounts for these years are unaudited. The unaudited results for the years ended December 31, 1998, 1999 and 2000, which are presented below in condensed form, and the selected consolidated financial data as of December 31, 2001, 2002 and 2003 and for the years ended December 31, 2001 and 2002, presented above, have been restated to reflect adjustments related to the restatement described in note 2 to the consolidated financial statements included in this Form 10-K/A. The restatement adjustments correct certain errors related to (i) stock-based compensation expense not previously recorded for certain stock option grants, including the related payroll and income tax effects, (ii) additional charges for stock-based compensation expense related to the modification and repricing of certain stock option grants and (iii) changes to income taxes related to the tax effects of foreign currency fluctuations on an intercompany loan with a foreign subsidiary of the Company. The restatement adjustments resulted in an increase (decrease) in loss from continuing operations from amounts previously reported of $(4.2) million, $9.5 million, $9.5 million, $2.4 million and $1.0 million for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively. These cumulative adjustments are reflected as adjustments to the beginning balances of the accumulated deficit and total comprehensive loss in the consolidated statement of stockholder’s equity for the year ended December 31, 2003.

(3)	Segment selling, general and administrative expense was previously a component of our rental and management and network development services segment operating expenses. We changed our classification to aggregate all segment and corporate selling, general, administrative and development expenses previously included in rental and management expense, network development services expense and corporate, general, administrative and development expense into one line item entitled selling, general, administrative and development expense. The change in classification for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 resulted in decreases in rental and management expense of $58.4 million, $42.1 million, $44.3 million, $55.1 million and $56.3 million, respectively, decreases in network development services expense of $3.6 million, $2.6 million, $2.1 million, $2.0 million and $5.3 million, respectively, with a corresponding increase in selling, general, administrative and development expense of $62.0 million, $44.7 million, $46.4 million. $57.1 million and $61.6 million, respectively, from amounts previously reported. We made this change in classification to enable the evaluation of our rental and management segment gross margin, which is calculated based on direct tower-level expenses and does not include selling, general, administrative and development expense related to the rental and management segment.

(4)	As of January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). Accordingly, we ceased amortizing goodwill on January 1, 2002. The statements of operations for all periods presented, except for the year ended December 31, 2001, do not include goodwill amortization. The amortization of goodwill for the year ended December 31, 2001 was approximately $67.0 million.

(5)	We computed basic and diluted loss per common share from continuing operations before cumulative effect of change in accounting principle using the weighted average number of shares outstanding during each period presented. We have excluded shares issuable upon exercise of options and other common stock equivalents from these computations, as their effect is anti-dilutive.

(6)	For the purpose of this calculation, “earnings” consists of loss from continuing operations before income taxes, fixed charges (excluding interest capitalized), minority interest in net earnings of subsidiaries, losses from equity investments and amortization of interest capitalized. “Fixed charges” consist of interest expense, including amounts capitalized, amortization of debt discount and related issuance costs and the component of rental expense associated with operating leases believed by management to be representative of the interest factor thereon. We had a deficiency in earnings to fixed charges in each period as follows (in thousands): 2005–$133,464; 2004–$322,806; 2003–$326,154; 2002–$417,123; 2001–$548,651.

(7)	As of December 31, 2005 and 2004, no escrows are required under the terms of the credit facilities. Includes, as of December 31, 2003, approximately $170.0 million of restricted funds that were held in escrow to pay, repurchase, redeem or retire certain of our outstanding debt through January 2004. Includes, as of December 31, 2001 approximately $94.1 million of restricted funds required under the previous credit facility to be held in escrow.

Restatement of Financial Results Prior to 2001

The financial information set forth below reflects the restatement of our financial statements for the years ended December 31, 2000, 1999 and 1998 for items discussed in note 2 to the consolidated financial statements included in this Form 10-K/A.

	Year Ended December 31,
	2000(1)			1999(1)			1998(1)
	(as previously reported)	(restatement adjustments)	(as restated)	(as previously reported)	(restatement adjustments)	(as restated)	(as previously reported)	(restatement adjustments)	(as restated)
	(In thousands, except per share data)
Total revenues	$310,712		$310,712	$151,303		$151,303	$83,820		$83,820
Total operating expenses	458,225	$13,318	471,543	223,026	$3,578	226,604	124,234	$1,234	125,468

Operating loss from continuing operations	$(147,513)	$(13,318)	$(160,831)	$(71,723)	$(3,578)	$(75,301)	$(40,414)	$(1,234)	$(41,648)
Loss from continuing operations	(213,036)	(9,536)	(222,572)	(68,953)	(2,368)	(71,321)	(54,526)	(1,008)	(55,534)
Income (loss) from discontinued operations	2,500	(3,838)	(1,338)	4,937	(667)	4,270	1,020		1,020
Net loss	(210,536)	(13,374)	(223,910)	(64,016)	(3,035)	(67,051)	(53,506)	$(1,008)	(54,514)
Basic and diluted loss per common share amounts:
Loss from continuing operations	$(1.26)	$(0.06)	$(1.32)	$(0.46)	$(0.02)	$(0.48)	$(0.68)	$(0.01)	$(0.69)
Income (loss) from discontinued operations, net	$0.01	$(0.02)	$(0.01)	$0.03		$0.03	$0.01		$0.01

Net loss	$(1.25)	$(0.08)	$(1.33)	$(0.43)	$(0.02)	$(0.45)	$(0.67)	$(0.01)	$(0.68)

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K/A and note 2 to the consolidated financial statements included in Item 8 of this Form 10-K/A for information regarding the restatement of our financial statements reflected in this selected financial data.

Restated Pro Forma Disclosures of Stock-Based Compensation Prior to 2003

The financial information set forth below reflects our restated pro forma disclosures made in accordance with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 for the items discussed in note 2 to the consolidated financial statements included in this Form 10-K/A.

	Year Ended December 31,
	2002(1)	2001(1)	2000(1)	1999(1)	1998(1)
	(In thousands, except per share data) (As restated)
Net loss, as restated	$(1,160,086)	$(487,201)	$(223,910)	$(67,051)	$(54,514)
Add: Stock-based employee compensation expense, net of related tax effect, included in net loss as reported	4,751	8,770	8,312	2,326	802
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(35,209)	(53,147)	(39,720)	(21,622)	(13,783)

Pro-forma net loss	$(1,190,544)	$(531,578)	$(255,318)	$(86,347)	$(67,495)

Basic and diluted net loss per share as restated	$(5.94)	$(2.54)	$(1.33)	$(0.45)	$(0.68)
Basic and diluted net loss per share pro-forma	$(6.09)	$(2.77)	$(1.51)	$(0.58)	$(0.85)

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K/A and note 2 to the consolidated financial statements included in Item 8 of this Form 10-K/A for information regarding the restatement of our financial statements reflected in this selected financial data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We have restated our consolidated financial statements, as further discussed in the “Explanatory Note” in the forepart of this Form 10-K/A and in note 2 to the consolidated financial statements included in Item 8 of this Form 10-K/A, and the following discussion and analysis of our financial condition and results of operations reflect this restatement.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosures in our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and the information set forth under the caption “Critical Accounting Policies and Estimates” on page 52.

Stock Option Review and Restatement of Financial Statements

As discussed in note 2 to our consolidated financial statements, the restatement reflected in this Form 10-K/A corrects certain errors related to (i) stock-based compensation not previously recorded for certain stock option grants, including the related payroll and income tax effects, (ii) additional charges for stock-based compensation expense related to the modification and repricing of certain stock option grants, primarily associated with options awarded to two former executive officers, and (iii) changes to income taxes related to the tax effects of foreign currency fluctuations on an intercompany loan with a foreign subsidiary. Our decision to restate our previously issued financial statements was based, in part, on an independent review of our historical stock option granting practices and related accounting. On May 19, 2006, we announced that our Board of Directors had established a special committee of independent directors to conduct a review of our stock option granting practices and related accounting with the assistance of independent legal counsel and forensic auditors. The special committee determined that, for certain stock option grants, the legal grant dates when all necessary corporate action had been taken differ from the dates previously recorded by us for financial accounting and tax purposes.

The special committee reviewed substantially all stock options granted during the period from our becoming a public company in June 1998 through May 2006, including all option grants to our officers and directors, all option grants to individuals in excess of 100,000 shares and all option grants to employees in connection with our annual all-employee option grant program. On November 6, 2006, the special committee reported to our Board of Directors regarding its findings. The following is a summary of the special committee’s key findings:

•	The grant dates reported by the Company for accounting and financial reporting purposes for most stock option grants during the period from the Company’s becoming a public company in June 1998 and into 2005 were incorrect because they did not reflect the dates on which the grants were legally effective.

•	From June 1998 through 2004, for certain large annual grants and many other individual grants, certain members of management followed a practice of choosing past dates as grant dates so as to use a lower exercise price, with the period of lookback appearing to range from a couple of days to eight weeks.

•	The option grants involving lookbacks were inconsistent with the Company’s disclosures that option grants were made at fair market value, were not accounted for properly and, to the extent they involved incentive stock options, violated the requirement under the Company’s 1997 Stock Option Plan that they be at fair market value.

•	Stock options were granted by management pursuant to authority they believed had been delegated by the Compensation Committee, but that delegation was not adequately documented, and therefore the necessary legal approval of some grants did not occur until they were subsequently approved by the Compensation Committee.

•	The process by which members of the Compensation Committee formally approved option grants involved the signing of unanimous written consents that included schedules of option grants approved by management for the preceding quarter. The Company typically used the date set forth in the schedules attached to the written consents as the option grant date. However, all necessary corporate action had not been taken until the written consents were actually signed by all committee members, which typically did not happen until later, sometimes resulting in a delay of many months between the date recorded by the Company as the option grant date and the legal grant date.

•	The Company’s flawed option practices began with past management, whose members frequently looked back to select option grant dates. With the likely exception of one past member of management, the evidence does not indicate that management at the time in question was aware that, in looking back to choose a past grant date with a more favorable closing price, the Company was failing to take necessary accounting charges or acting contrary to the Company’s disclosures. However, certain members of past management who initiated and were involved with the option practices should have been aware of the accounting or legal issues or sought legal and accounting advice as to the practice.

•	Current management’s efforts to improve and formalize procedures for option grants since early 2004 have had the effect of eliminating the practice of lookbacks. In addition, the evidence does not indicate intentional misconduct by any member of current management. Some members of current management, however, were made aware of the use of lookbacks for certain option grants, and certain of them should have been aware of the accounting or legal issues or inquired further.

•	One or more outside lawyers for the Company were, on multiple occasions, told of the lookback practice and did not advise the Company of the accounting and legal problems with that practice.

•	The Board of Directors and the Compensation Committee failed to adopt adequate procedures to ensure that Compensation Committee members understood the Company’s 1997 Stock Option Plan and that it was properly administered.

•	From 1998 through 2005, the Company’s processes, procedures and controls were inadequate, although management steadily improved the processes beginning in 2001. In 2006, the Compensation Committee revised its procedures for approving stock option grants in an effort to ensure compliance in the future.

•	The Company also had inadequate controls relating to, and failed to account properly for, certain modifications of outstanding stock option rights.

The special committee will recommend to our Board of Directors a remediation plan to address the issues raised by its findings. While the special committee has not yet finalized its remediation recommendations, they are expected to include recommendations regarding improved stock option administration procedures and controls (with respect to which, as noted above, the committee found that management had already made certain changes), training and monitoring of compliance with those procedures, corporate risk assessment and evaluation of the internal compliance environment, and an evaluation by our chief executive officer of the Company’s resources, especially with respect to compliance and administration. The special committee has concluded that it will not recommend any terminations or that any changes in positions of current executive management be made as a result of its findings. It is expected to recommend, however, that our chief executive officer review and evaluate the organization of the Company’s senior management consistent with the findings of the special committee, and report back to the Board on any changes that should be made to the Company’s organizational plan or to the duties of members of current management.

In connection with the review by the special committee, we undertook a review of option grant dates recorded for financial accounting and tax purposes. Based on our facts and circumstances, we concluded that we should use the legal grant date, as determined by the special committee, as the accounting measurement date for such awards. Accordingly, based on this conclusion, we applied new measurement dates to the affected stock option grants and, as a result, determined that charges for stock-based compensation expense and related payroll and income tax effects were required in instances where the quoted market price of the underlying stock at the new measurement date exceeded the employee’s exercise price, in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” In addition, the restatement reflects charges for penalties and interest related to the failure to properly withhold employee taxes upon exercise of certain stock options that were originally classified as incentive stock options, but were recharacterized as non-qualified stock options as a result of applying a new measurement date to such options.

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

Our continuing operations are reported in two business segments: rental and management and network development services. Management focuses on segment gross margin and operating profit (loss) as a means to measure operating performance in these business segments. We define segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and operating profit (loss) for the rental and management segment include interest income, TV Azteca, net (see note 17 to our consolidated financial statements included herein).

Our rental and management segment operating expenses include our direct tower level expenses and consist primarily of ground rent, property taxes, repairs and maintenance and utilities. These segment level expenses exclude all segment and corporate, selling, general, administrative and development expenses, which are aggregated into one line item entitled selling, general, administrative and development expense. Our segment level selling, general and administrative expenses consist of expenses to support our rental and management and network development services segments, such as sales and property management functions. In general, our segment level selling, general and administrative expenses do not increase as a result of adding incremental customers to our sites and increase only modestly year over year. As a result, leasing space to new customers on our existing sites provides significant incremental cash flow. Our profit margin growth is, therefore, directly related to the number of new tenants added to our existing tower sites and the related rental revenue generated in a particular period.

Results of Operations

Years Ended December 31, 2005 and 2004

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2005	2004
	(In thousands)
REVENUES:
Rental and management	$929,762	$684,422	$245,340	36%
Network development services	15,024	22,238	(7,214)	(32)

Total revenues	944,786	706,660	238,126	34

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	247,781	195,242	52,539	27
Network development services	8,346	16,220	(7,874)	(49)
Depreciation, amortization and accretion	411,254	329,449	81,805	25
Selling, general, administrative and development expense (including $6,597 and $9,874 of stock-based compensation expense, respectively)	108,059	83,094	24,965	30
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense (including $9,333 and $876 of stock-based compensation expense, respectively)	34,232	23,876	10,356	43

Total operating expenses	809,672	647,881	161,791	25

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense $1,492 and $1,497	14,232	14,316	(84)	(1)
Interest income	4,402	4,844	(442)	(9)
Interest expense	(222,419)	(262,237)	(39,818)	(15)
Loss on retirement of long-term obligations	(67,110)	(138,016)	(70,906)	(51)
Other income (expense)	227	(2,798)	(3,025)	(108)
Income tax (provision) benefit	(5,714)	83,338	(89,052)	(107)
Minority interest in net earnings of subsidiaries	(575)	(2,366)	(1,791)	(76)
Loss on equity method investments	(2,078)	(2,915)	(837)	(29)
Loss from discontinued operations, net	(1,913)	(8,409)	(6,496)	(77)
Cumulative effect of change in accounting principle, net	(35,525)		35,525

Net loss	$(181,359)	$(255,464)	$(74,105)	(29)%

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

Total Operating Expenses

Total operating expenses for the year ended December 31, 2005 were $809.7 million, an increase of $161.8 million from the year ended December 31, 2004. The increase was attributable to an increase in depreciation, amortization and accretion expense of $81.8 million, an increase in expenses within our rental and management segment of $52.5 million, an increase in selling, general, administrative and development expense of $25.0 million, and an increase in impairments, net loss on sale of long-lived assets, restructuring and merger related expense of $10.4 million. These increases were offset by a decrease in expenses within our network development services segment of $7.9 million. We expect our total operating expenses for the year ended December 31, 2006 to include approximately $38.0 million to $40.0 million related to the January 1, 2006 adoption of SFAS No. 123R regarding stock-based compensation expense, as described below in “—Recent Accounting Pronouncements.”

Rental and Management Expense/Segment Operating Profit

Rental and management expense for the year ended December 31, 2005 was $247.8 million, an increase of $52.5 million from the year ended December 31, 2004. Approximately $53.1 million of the increase was attributable to expenses incurred by SpectraSite. Excluding the impact of expenses incurred by SpectraSite, rental and management expense did not change materially as compared to the year ended December 31, 2004.

Rental and management segment operating profit for the year ended December 31, 2005 was $696.2 million, an increase of $192.7 million from the year ended December 31, 2004. Approximately $118.1 million of the increase was attributable to rental and management segment operating profit generated by SpectraSite. The balance of the increase resulted primarily from additional revenue from adding tenants to communications sites that existed as of January 1, 2004 and revenue generated on the approximately 560 communications sites acquired and/or constructed subsequent to January 1, 2004 other than in connection with the SpectraSite merger, and the impact of favorable currency exchange rates.

Network Development Services Expense

Network development services expense for the year ended December 31, 2005 was $8.4 million, a decrease of $7.9 million from the year ended December 31, 2004. The majority of the decrease correlates directly to the decline in services performed as noted above.

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

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the year ended December 31, 2005 was $108.1 million, an increase of $25.0 million from the year ended December 31, 2004. Approximately $18.6 million of the increase was attributable to general and administrative expense incurred by SpectraSite. The balance of the increase was primarily attributable to employee bonuses, including amounts paid in connection with the closing of the SpectraSite merger, offset by a decrease of $3.3 million in stock-based compensation expense, which aggregated $6.6 million and $9.9 million for the years ended December 31, 2005 and 2004, respectively. As a result of the January 1, 2006 adoption of SFAS No. 123R, we expect our total selling, general, administrative and development expenses for the year ended December 31, 2006 to include approximately $38.0 million to $40.0 million of non-cash stock-based compensation expense.

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

Income Tax (Provision) Benefit

The income tax provision for the year ended December 31, 2005 was $5.7 million, as compared to an $83.3 million tax benefit for the year ended December 31, 2004, representing a decrease of $89.1 million from the prior year period. The effective tax rate was 4.2% for the year ended December 31, 2005, as compared to 25.6% for the year ended December 31, 2004. The provision for the year ended December 31, 2005 reflects a $29.5 million charge as a result of a reduction in management’s estimate of the net realizable value of our federal income tax refund claims based upon the current status of the claims, as described below.

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

Loss from Discontinued Operations, Net

Loss from discontinued operations, net for the year ended December 31, 2005 was $1.9 million, as compared to $8.4 million for the year ended December 31, 2004. The loss from discontinued operations for the year ended December 31, 2005 primarily represents the legal costs incurred in connection with our involvement in the Verestar bankruptcy proceedings. We also expect to incur additional costs in connection with these proceedings. The loss from discontinued operations for the year ended December 31, 2004 includes $7.8 million related to the results of operations through the date of sale of our tower construction services unit and Kline, as well as a net loss on disposal of our tower construction services unit of $1.7 million and a $1.1 million net gain related to a contractual obligation that was settled for less than its original estimate.

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

Years Ended December 31, 2004 and 2003

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2004	2003
	(In thousands)
REVENUES:
Rental and management	$684,422	$619,697	$64,725	10%
Network development services	22,238	12,796	9,442	74

Total revenues	706,660	632,493	74,167	12

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	195,242	192,380	2,862	1
Network development services	16,220	7,419	8,801	119
Depreciation, amortization and accretion	329,449	330,414	(965)
Selling, general, administrative and development expense (including $9,874 and $10,082 of stock-based compensation expense, respectively)	83,094	83,492	(398)
Impairments, net loss on sale of long-lived assets and restructuring expense (including $876 and $1,106 of stock-based compensation expense, respectively)	23,876	31,656	(7,780)	(25)

Total operating expenses	647,881	645,361	2,520

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense $1,497 and $1,496	14,316	14,222	94	1
Interest income	4,844	5,255	(411)	(8)
Interest expense	(262,237)	(279,783)	(17,546)	(6)
Loss on retirement of long-term obligations	(138,016)	(46,197)	91,819	199
Other expense	(2,798)	(8,598)	(5,800)	(67)
Income tax benefit	83,338	85,567	(2,229)	(3)
Minority interest in net earnings of subsidiaries	(2,366)	(3,703)	(1,337)	(36)
Loss on equity method investments	(2,915)	(21,221)	(18,306)	(86)
Loss from discontinued operations, net	(8,409)	(61,633)	(53,224)	(86)

Net loss	$(255,464)	$(328,959)	$(73,495)	(22)%

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

Total Operating Expenses

Total operating expenses for the year ended December 31, 2004 were $647.9 million, an increase of $2.5 million from the year ended December 31, 2003. The principal components of the increase were attributable to expense increases in our network development services segment of $8.8 million, our rental and management segment of $2.9 million. These increases were partially offset by decreases in selling, general, administrative and development expense of $0.4 million, in impairments, net loss on sale of long-lived assets and restructuring expense of $7.8 million and in depreciation, amortization and accretion of $1.0 million.

Rental and Management Expense/Segment Operating Profit

Rental and management expense for the year ended December 31, 2004 was $195.2 million, an increase of $2.9 million from the year ended December 31, 2003. The increase resulted primarily from our acquisition/construction of approximately 900 towers partially offset by a reduction in expenses related to the 400 towers that were sold or disposed of subsequent to January 2003, coupled with an overall decrease in rental and management segment expenses.

Rental and management segment operating profit for the year ended December 31, 2004 was $503.5 million, an increase of $62.0 million from the year ended December 31, 2003. The increase resulted primarily from incremental revenues and operating profit from adding additional broadband tenants to existing towers and newly acquired and/or constructed towers.

Network Development Services Expense

Network development services expense for the year ended December 31, 2004 was $16.2 million, an increase of $8.8 million from the year ended December 31, 2003. The increase in expenses during 2004 resulted primarily from expenses associated with a long-term construction contract that we did not have in the prior year.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the year ended December 31, 2004 was $83.1 million, a decrease of $0.4 million from the year ended December 31, 2003 primarily related to a decrease in stock-based compensation expense.

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

Income Tax Benefit

The income tax benefit for the year ended December 31, 2004 was $83.3 million, a decrease of $2.2 million from the year ended December 31, 2003. The effective tax rate was 25.6% for the year ended December 31, 2004, as compared to 26.1% for the year ended December 31, 2003. The primary reason for the increase in the effective tax rate is a result of non-deductible losses on retirements of our debt in 2003.

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

Loss from Discontinued Operations, Net

Loss from discontinued operations, net for the year ended December 31, 2004 was $8.4 million, as compared to $61.6 million for the year ended December 31, 2003. In October 2004, we committed to a plan to sell our tower construction services unit, which was subsequently sold in November 2004. In addition, we sold Kline in March 2004. Accordingly, the loss from discontinued operations, net, for the year ended December 31, 2004 includes $7.8 million related to the results of these operations through the date of sale. In addition, the loss from discontinued operations, net, for the year ended December 31, 2004 includes a net loss on disposal of our tower construction services unit of $1.7 million and a $1.1 million net gain related to a contractual obligation that was settled for less than its original estimate.

During 2003, we disposed of two of our wholly owned subsidiaries, Galaxy Engineering and Flash Technologies, two office buildings and two subsidiaries of Verestar. Accordingly, the loss from discontinued operations, net, for the year ended December 31, 2003 includes $13.2 million related to the results of these operations, Kline and the remaining operations of Verestar through the date of its bankruptcy filing in December 2003. In addition to the above, loss from discontinued operations, net, for the year ended December 31, 2003 includes the following net losses on disposal: (a) an impairment charge of $26.5 million to reduce the carrying amount of our investment in Verestar to zero and to record our estimate of costs that we may incur under certain contractual obligations; (b) an impairment charge of $14.6 million to reduce the carrying value of Kline’s net assets to the estimated proceeds expected upon disposal; (c) a $2.4 million net loss on the disposal of Galaxy; (d) a $3.7 million net loss on the disposal of the office buildings; and (e) a $0.1 million net gain on the sale of Flash.

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

Uses of Cash

Stock Repurchase Program. In November 2005, we announced that our Board of Directors had approved a stock repurchase program to repurchase up to $750.0 million of our Class A common stock through December 2006. We expect to utilize cash from operations, borrowings under our credit facilities and cash on hand to fund the repurchase program. Under the program, our management is authorized to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we entered into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The program may be discontinued at any time. As of December 31, 2005, we had repurchased 2.8 million shares of Class A common stock for an aggregate of $76.6 million. Between January 1, 2006 and March 9, 2006, we repurchased an additional 3.9 million shares of our Class A common stock for an aggregate of $117.4 million pursuant to our stock repurchase program.

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

Contractual Obligations. Our contractual obligations relate primarily to borrowings under the credit facilities and our outstanding notes. The following table sets forth information relating to our contractual obligations payable in cash as of December 31, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
American Tower credit facility(1)
Revolving credit facility
Term Loan A					$750,000		$750,000
Delayed Draw Term Loan					43,000		43,000
SpectraSite credit facility(1)
Revolving credit facility
Term Loan A					700,000		700,000
Delayed Draw Term Loan
12.25% senior subordinated discount notes(2)	$179,488						179,488
7.25% senior subordinated notes						$400,000	400,000
7.50% senior notes						225,000	225,000
7.125% senior notes						500,000	500,000
5.0% convertible notes(3)		$275,688					275,688
3.25% convertible notes					152,911		152,911
3.00% convertible notes						345,000	345,000
2.25% convertible notes	47						47

Long-term obligations, excluding capital leases and other notes payable	179,535	275,688			1,645,911	1,470,000	3,571,134

Cash interest expense(1)(2)	189,000	177,000	$175,000	$175,000	161,000	138,000	1,015,000
Capital lease payments (including interest) and other notes payable	5,241	4,395	4,025	3,719	3,776	212,743	233,899
Operating lease payments(4)	190,129	183,595	180,910	178,456	172,060	2,507,444	3,412,594
Other long-term liabilities(5)	400	1,098	437	450	463	165,071	167,919

Total	$564,305	$641,776	$360,372	$357,625	$1,983,210	$4,493,258	$8,400,546

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

The above table does not include certain commitments relating to the construction of tower sites under existing build to suit agreements as of December 31, 2005, as we cannot currently estimate the timing and amounts of such payments. (See note 10 to our consolidated financial statements included herein.)

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

The borrowers under the American Tower credit facility include ATI, American Tower, L.P., American Tower International and American Tower LLC. We and the borrowers’ restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrowers and the restricted subsidiaries. The American Tower credit facility has a term of five years, maturing on October 27, 2010, and all amounts will be due and payable in full at maturity. The American Tower credit facility does not require amortization of principal payments and may be paid prior to maturity in whole or in part at the borrowers’ option without penalty or premium. For more information regarding the new American Tower credit facility, please see note 8 to our consolidated financial statements.

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

The borrower under the SpectraSite credit facility is SpectraSite Communications. SpectraSite Communications, its parent company (SpectraSite, LLC), and its restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrower and the restricted subsidiaries. The SpectraSite credit facility has a term of five years, maturing on October 27, 2010, and all amounts will be due and payable in full at maturity. The SpectraSite credit facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the borrower’s option without penalty or premium. For more information regarding the new SpectraSite credit facility, see note 8 to our consolidated financial statements.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to income taxes, purchase price allocation, asset retirement obligations, stock-based compensation, impairment of assets and revenue recognition. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For a discussion of our other accounting policies, see note 1 to our consolidated financial statements included in this Form 10-K/A, beginning on page F-7.

•	Income Taxes. We record a valuation allowance to reduce our net deferred tax asset to the amount that management believes is more likely than not to be realized. At December 31, 2005, we have provided a valuation allowance of approximately $348.8 million, including approximately $173.3 million attributable to SpectraSite, primarily related to certain net operating loss and capital loss carryforwards. Approximately $161.5 million of the SpectraSite valuation allowance was assumed as of the acquisition date. The balance of the valuation allowance primarily relates to net state deferred tax assets. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our federal net operating loss carryforwards, as we believe that we will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

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

Depending on the resolution of the Verestar bankruptcy proceedings described in notes 4 and 10 to the consolidated financial statements, we may be entitled to a worthless stock or bad debt deduction for our investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

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

•	Stock-Based Compensation. We measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Under the intrinsic value method, compensation expense associated with fixed awards is the excess, if any, of the quoted market price of the stock at the accounting measurement date over the amount an employee must pay to acquire the stock. Under APB No. 25, compensation expense is measured as of the date an award has received approval by relevant authority, the number of shares and exercise price are fixed and allocation to specific individuals has occurred. Generally, this occurs on the date the grant is approved by the compensation committee of our Board of Directors, or, if grant authority has been delegated to management, when the shares are allocated to specific individuals. The stock-based compensation expense for an award is recognized over the vesting period using the ratable method, whereby an equal amount of expense is recognized for each year of vesting. The actual accounting measurement dates determined in the course of our recent investigation of our stock option granting practices are based on a review of supporting approval documentation and other extrinsic evidence of awards.

While our financial statements have used the above measure, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) also historically required that we present in the footnotes to our financial statements pro forma financial results as if a fair value method of accounting for an employee stock option or similar equity instrument were applied. Under SFAS No. 123, the fair value of the stock option is determined using an option-pricing model that takes into account the stock price at the accounting measurement date, the exercise price, the expected life of the option, the volatility of the underlying stock and its expected dividends, and the risk-free interest rate over the expected life of the option. These assumptions are highly subjective and changes in them could significantly impact the value of the option and hence the pro forma compensation expense.

During the year ended December 31, 2005, we re-evaluated the assumptions used to estimate the fair value of stock options issued to employees and related disclosure of pro forma expense. As a result, we lowered our expected volatility assumption for options granted after July 1, 2005 to approximately 30% and increased the expected life of option grants to 6.25 years using the simplified method permitted by SEC Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB No. 107). We made this change based on a number of factors, including our execution of our strategic plans to sell non-core businesses, reduce leverage and refinance our debt and our merger with SpectraSite. We had previously based our volatility assumptions on historical volatility since inception, which included periods when our capital structure was more highly leveraged than current levels and expected levels for the foreseeable future. Our estimate of future volatility is based on our consideration of all available information, including historical volatility, implied volatility of publicly traded options, our current capital structure and our publicly announced future business plans.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (SFAS No. 123R) which supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” We adopted SFAS No. 123R as of January 1, 2006 under the modified prospective method, in which compensation cost for all share-based payments granted or modified after the effective date is recognized based upon the requirements of SFAS No. 123R. SFAS No. 123R primarily resulted in a change in our method of measuring and recognizing the fair value of option awards and estimating forfeitures for all unvested awards. Under SFAS No. 123R, the fair value of the stock option is determined in the same manner as the pro forma compensation cost under SFAS No. 123 and adjusted for estimated forfeitures. These fair value and forfeiture assumptions are highly subjective and changes in them could significantly impact the value of the option and hence the compensation expense. For more information on SFAS No. 123R, see “—Recent Accounting Pronouncements” below.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R revises SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123), supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and amends SFAS No. 95, “Statement of Cash Flows.” This statement addressed the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the statement of operations. SFAS No. 123R is effective for us as of January 1, 2006. We have historically accounted for share-based payments to employees under APB No. 25’s intrinsic value method. We will adopt the provisions of SFAS No. 123R under the modified prospective method, in which compensation cost for all share-based payments granted or modified after the effective date is recognized based upon the requirements of SFAS No. 123R and compensation cost for all awards granted to employees prior to the effective date that are unvested as of the effective date of SFAS No. 123R is recognized based on SFAS No. 123. Tax benefits will be recognized related to the cost for share-based payments to the extent the equity instrument would ordinarily result in a future tax deduction under existing law. Tax expense will be recognized to write off excess deferred tax assets when the tax deduction upon settlement of a vested option is less than the expense recorded in the statement of operations. We estimate that we will recognize stock-based compensation expense of approximately $38 million to $40 million for the year ending December 31, 2006 under the provisions of SFAS No. 123R. This amount is subject to revisions as we finalize certain assumptions related to 2006, including the size and nature of awards and forfeiture rates. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as operating cash flow as was previously required. We cannot estimate what the future tax benefits will be as the amounts depend on, among other factors, future employee stock option exercises. Due to the our tax loss position, there was no operating cash inflow realized for December 31, 2005 and 2004 for such excess tax deductions.

In March 2005, the SEC issued SAB No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123R.

Information Presented Pursuant to the Indentures of our 7.50% Notes, 7.125% Notes and ATI 7.25% Notes

The following table sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our 7.50% Notes, 7.125% Notes and ATI 7.25% Notes (collectively, the Notes). The information contained in note 21 to our consolidated financial statements is also presented to address certain reporting requirements contained in the indenture for our ATI 7.25% Notes.

The indentures governing the Notes contain restrictive covenants with which we and certain subsidiaries under these indentures must comply. These include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions and make certain investments. Any failure to comply with these covenants would constitute a default, which could result in the acceleration of the principal amount and accrued and unpaid interest on all the outstanding Notes. In order for the holders of the Notes to assess our compliance with certain of these covenants, the indentures require us to disclose in the periodic reports we file with the SEC our Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow (each as defined in the indentures). Under the indentures, our ability to make certain types of restricted payments is limited by the amount of Adjusted Consolidated Cash Flow that we generate, which is determined based on our Tower Cash Flow and Non-Tower Cash Flow. In addition, the indentures for the Notes restrict us from incurring additional debt or issuing certain types of preferred stock if on a pro forma basis the issuance of such debt and preferred stock would cause our consolidated debt to be greater than 7.5 times our Adjusted Consolidated Cash Flow. As of December 31, 2005, the ratio of our consolidated debt to Adjusted Consolidated Cash Flow was approximately 5.5. For more information about the restrictions under our notes indentures, see note 8 to our consolidated financial statements included in this annual report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow are considered non-GAAP financial measures. We are required to provide these financial metrics by the indentures for the Notes, and we have included them below because we consider the indentures for the Notes to be material agreements, the covenants related to Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow to be material terms of the indentures, and information about compliance with such covenants to be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

The following table presents Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the applicable notes (in thousands):

Tower Cash Flow, for the three months ended December 31, 2005	$139,590

Consolidated Cash Flow, for the twelve months ended December 31, 2005	$496,783
Less: Tower Cash Flow, for the twelve months ended December 31, 2005	(524,804)
Plus: four times Tower Cash Flow, for the three months ended December 31, 2005	558,360

Adjusted Consolidated Cash Flow, for the twelve months ended December 31, 2005	$530,339

Non-Tower Cash Flow, for the twelve months ended December 31, 2005	$(32,067)

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Background of Restatement

Subsequent to the filing of our Form 10-K for the year ended December 31, 2005, we determined that certain of our previously issued financial statements should be restated to correct certain errors related to (i) stock-based compensation not previously recorded for certain stock option grants, including the related payroll and income tax effects, (ii) additional charges for stock-based compensation expense related to the modification and repricing of certain stock option grants, primarily associated with options awarded to two former executive officers, and (iii) changes to income taxes related to the tax effects of foreign currency fluctuations on an intercompany loan with a foreign subsidiary. Accordingly, we restated our consolidated financial statements as of December 31, 2005 and 2004 and for each of the years ended December 31, 2005, 2004 and 2003, included in this Annual Report on Form 10-K/A. The restatement is further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K/A, and in note 2 to our consolidated financial statements included in Item 8 of this Form 10-K/A.

Our decision to restate our financial statements was based, in part, on an independent review of our historical stock option granting practices and related accounting. On May 19, 2006, we announced that our Board of Directors had established a special committee of independent directors to conduct a review of our stock option granting practices and related accounting with the assistance of independent legal counsel and forensic auditors. The special committee determined that, for certain stock option grants, the legal grant dates when all necessary corporate action had been taken differ from the dates previously recorded by us for financial accounting and tax purposes. The findings of the special committee are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K/A.

In connection with the review by the special committee, we undertook a review of option grant dates recorded for financial accounting and tax purposes. Based on our facts and circumstances, we concluded that we should use the legal grant date, as determined by the special committee, as the accounting measurement date for such awards. Accordingly, based on this conclusion, we applied new measurement dates to the affected stock option grants and, as a result, determined that we should have recorded stock-based compensation expense relating to certain of such grants and accounted for the tax-related consequences. In addition, the restatement reflects charges for penalties and interest related to the failure to properly withhold employee taxes upon exercise of certain stock options that were originally classified as incentive stock options, but were recharacterized as non-qualified stock options as a result of applying a new measurement date to such options.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005 in connection with the filing of the original Form 10-K in March 2006. Based on that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the filing of our Form 10-K for the year ended December 31, 2005 and in connection with the restatement and the filing of this Form 10-K/A, our management, with the participation of our principal executive officer and principal financial officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2005.

Management’s Annual Report on Internal Control over Financial Reporting (as revised)

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in

Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

In connection with the filing of the original Form 10-K in March 2006, our management included Management’s Annual Report on Internal Control over Financial Reporting therein, which expressed a conclusion by management that management believed that the Company’s internal control over financial reporting was effective as of December 31, 2005. As a result of the restatement of our consolidated financial statements, our management has determined that material weaknesses in internal control over financial reporting existed as of December 31, 2005, and, based on the criteria noted above, now concludes that our internal control over financial reporting was not effective as of December 31, 2005.

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon this definition, our management concluded that, as of December 31, 2005, material weaknesses existed in our internal control over financial reporting in the following areas:

•	We had not designed and implemented appropriate controls related to the granting of stock options to our non-executive employees as of December 31, 2005, which resulted in the use of incorrect accounting measurement dates for certain stock option grants and contributed to the restatement reflected in this Form 10-K/A. Our management disclosed this to the Audit Committee and to our independent registered public accountants.

•	We had not designed and implemented appropriate controls related to accounting for deferred taxes, specifically controls relating to the tax effects of foreign currency fluctuations on intercompany loans with one of our foreign subsidiaries as of December 31, 2005. Our management disclosed this to the Audit Committee and to our independent registered public accountants.

As discussed in note 3 to our consolidated financial statements included in Item 8 of this Form 10-K/A, we completed our merger with SpectraSite, Inc. in August 2005. As permitted by the rules and regulations of the SEC, we excluded SpectraSite from our assessment of our internal control over financial reporting as of December 31, 2005. The total assets and revenues of SpectraSite included in our consolidated financial statements were approximately 14% and 18%, respectively, as of and for the year ended December 31, 2005.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K/A, has issued an attestation report on management’s assessment of our internal control over financial reporting as of December 31, 2005 (as revised), which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal control performed during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As set forth above, we excluded SpectraSite from our assessment of our internal control over financial reporting for the quarter and year ended December 31, 2005. We consider the merger with SpectraSite material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of SpectraSite into our internal control structure.

Subsequent to December 31, 2005, we have taken the following steps to remedy the material weaknesses in internal control over financial reporting identified above:

•	We instituted new stock option granting practices that provide for more systematic authorization of stock option grants to non-executive employees.

•	We instituted controls to ensure that all effects of foreign currency fluctuations on intercompany loan transactions are reflected so that the associated tax effects may be analyzed and recognized.

We have not yet tested such controls to ensure their effectiveness.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Tower Corporation

Boston, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (as revised), that American Tower Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005 because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting (as revised), management excluded from their assessment the internal control over financial reporting at SpectraSite, Inc., which was acquired on August 8, 2005, and whose financial statements reflect total assets and revenues constituting 14% and 18%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at SpectraSite, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated March 14, 2006, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2005. As described in the following paragraph, the Company subsequently identified material misstatements in its annual financial statements, which caused such annual financial statements to be restated. Management subsequently revised its assessment due to the identification of two material weaknesses, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s revised assessment: (i) The Company did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants to non-executive employees was appropriately determined; accordingly, the measurement date used for certain option grants was not appropriate, and the Company’s accounting for those grants was not in accordance with accounting principles generally accepted in the United States; (ii) The Company did not design and implement controls necessary to provide reasonable assurance that the tax effects of foreign currency fluctuations on certain intercompany loans with one of the Company’s foreign subsidiaries were appropriately determined; accordingly, the associated tax effects were not sufficiently analyzed, and the Company failed to record deferred taxes in accordance with accounting principles generally accepted in the United States. These material weaknesses resulted in the restatement of the Company’s previously issued financial statements as described in Note 2 to the consolidated financial statements. These deficiencies were determined to be material weaknesses, based upon the actual misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiencies, and the lack of other mitigating controls. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2005 (as restated), and this report does not affect our report on such restated financial statements.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2005 (as restated), and our report dated March 14, 2006 (November 28, 2006 as to the effects of the matters discussed in Note 2 and Note 20) expressed an unqualified opinion on those financial statements and includes explanatory paragraphs relating to the Company’s adoption of FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” effective December 31, 2005 and the restatement of the Company’s consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 14, 2006 (November 28, 2006 as to the effect of the material weaknesses described in Management’s Annual Report on Internal Control over Financial Reporting (as revised))

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of November, 2006.

AMERICAN TOWER CORPORATION

By:	/s/ JAMES D. TAICLET, JR.
James D. Taiclet, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES D. TAICLET, JR. James D. Taiclet, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	November 28, 2006

/S/ BRADLEY E. SINGER Bradley E. Singer	Chief Financial Officer and Treasurer (Principal Financial Officer)	November 28, 2006

/S/ JEAN A. BUA Jean A. Bua	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	November 28, 2006

/S/ RAYMOND P. DOLAN Raymond P. Dolan	Director	November 28, 2006

/S/ CAROLYN F. KATZ Carolyn F. Katz	Director	November 28, 2006

/S/ GUSTAVO LARA CANTU Gustavo Lara Cantu	Director	November 28, 2006

/S/ FRED R. LUMMIS Fred R. Lummis	Director	November 28, 2006

/S/ PAMELA D. A. REEVE Pamela D. A. Reeve	Director	November 28, 2006

/S/ DAVID E. SHARBUTT David E. Sharbutt	Director	November 28, 2006

/S/ SAMME L. THOMPSON Samme L. Thompson	Director	November 28, 2006

AMERICAN TOWER CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Tower Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

As discussed in Note 1 to consolidated financial statements, in 2005 the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143,” effective December 31, 2005.

As discussed in Note 2, the consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2006 (November 28, 2006 as to the effect of the material weaknesses described in Management’s Annual Report on Internal Control over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 14, 2006 (November 28, 2006 as to the effects of the matters discussed in Note 2 and Note 20)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2005	2004
	(as restated, see note 2)	(as restated, see note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$112,701	$215,557
Accounts receivable, net of allowances	36,995	38,634
Prepaid and other current assets	44,823	45,367
Deferred income taxes	31,359	6,090
Assets held for sale		3,389

Total current assets	225,878	309,037

PROPERTY AND EQUIPMENT, net	3,460,526	2,273,356
GOODWILL	2,142,551	592,683
OTHER INTANGIBLE ASSETS, net	2,077,312	985,303
DEFERRED INCOME TAXES	523,293	655,538
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	357,294	291,779

TOTAL	$8,786,854	$5,107,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$178,951	$123,582
Accrued interest	37,850	39,466
Current portion of long-term obligations	162,153	138,386
Unearned revenue	77,655	32,681

Total current liabilities	456,609	334,115

LONG-TERM OBLIGATIONS	3,451,276	3,155,228
OTHER LONG-TERM LIABILITIES	327,354	121,505

Total liabilities	4,235,239	3,610,848

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES	9,794	6,081
STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 1,000,000,000 and 500,000,000 shares authorized, 415,636,595 and 229,745,116 shares issued, and 412,654,855 and 229,599,895 shares outstanding, respectively	4,156	2,297
Class C Common Stock: $.01 par value; 0 and 10,000,000 shares authorized, respectively; no shares issued or outstanding
Additional paid-in capital	7,383,320	4,072,881
Accumulated deficit	(2,761,404)	(2,580,045)
Unearned compensation	(2,497)
Accumulated other comprehensive loss	(803)
Treasury stock (2,981,740 and 145,221 shares at cost)	(80,951)	(4,366)

Total stockholders’ equity	4,541,821	1,490,767

TOTAL	$8,786,854	$5,107,696

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
REVENUES:
Rental and management	$929,762	$684,422	$619,697
Network development services	15,024	22,238	12,796

Total operating revenues	944,786	706,660	632,493

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	247,781	195,242	192,380
Network development services	8,346	16,220	7,419
Depreciation, amortization and accretion	411,254	329,449	330,414
Selling, general, administrative and development expense (including stock-based compensation expense of $6,597, $9,874 and $10,082, respectively)	108,059	83,094	83,492
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense (including stock-based compensation expense of $9,333, $876 and $1,106, respectively)	34,232	23,876	31,656

Total operating expenses	809,672	647,881	645,361

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	135,114	58,779	(12,868)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $1,492, $1,497, and $1,496, respectively	14,232	14,316	14,222
Interest income	4,402	4,844	5,255
Interest expense	(222,419)	(262,237)	(279,783)
Loss on retirement of long-term obligations	(67,110)	(138,016)	(46,197)
Other income (expense)	227	(2,798)	(8,598)

Total other expense	(270,668)	(383,891)	(315,101)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(135,554)	(325,112)	(327,969)
Income tax (provision) benefit	(5,714)	83,338	85,567
Minority interest in net earnings of subsidiaries	(575)	(2,366)	(3,703)
Loss on equity method investments	(2,078)	(2,915)	(21,221)

LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(143,921)	(247,055)	(267,326)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $1,030, $4,447 AND $11,776, RESPECTIVELY	(1,913)	(8,409)	(61,633)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(145,834)	(255,464)	(328,959)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $11,697	(35,525)

NET LOSS	$(181,359)	$(255,464)	$(328,959)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.47)	$(1.10)	$(1.28)
Loss from discontinued operations	(0.01)	(0.04)	(0.30)
Cumulative effect of change in accounting principle, net	(0.12)

NET LOSS PER COMMON SHARE	$(0.60)	$(1.14)	$(1.58)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	302,510	224,336	208,098

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004, and 2003 (as restated, see note 2)

(In thousands, except share data)

	Common Stock		Common Stock		Common Stock					Additional Paid-in Capital (as restated, see note 2)	Unearned Compen- sation	Accumu- lated Other Compre- hensive Loss	Accumu- lated Deficit (as restated, see note 2)	Total Stockholders’ Equity (as restated, see note 2)	Total Comprehensive Loss (as restated, see note 2)
	Class A		Class B		Class C		Treasury Stock		Note Receivable
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2003, as previously reported	185,643,625	$1,856	7,917,070	$79	2,267,813	$23	(144,597)	$(4,340)	$(6,720)	$3,642,019		$(5,564)	$(1,966,495)	$1,660,858
Restatement adjustments, see note 2										43,861			(29,127)	14,734

BALANCE, JANUARY 1, 2003, as restated	185,643,625	$1,856	7,917,070	$79	2,267,813	$23	(144,597)	$(4,340)	$(6,720)	$3,685,880		$(5,564)	$(1,995,622)	$1,675,592

Issuance of common stock—August offering	14,260,000	143								120,200				120,343
2.25% convertible notes exchanged for common stock	8,415,984	84								86,045				86,129
12.25% Senior Subordinated Notes—Warrants										52,525				52,525
Issuance of common stock—Employee Stock Purchase Plan	200,287	2								959				961
Share Class Exchanges	1,990,440	20	(947,541)	(9)	(1,042,899)	(11)
Stock option activity, as restated	1,345,322	14								19,128				19,142
Treasury stock activity							(624)	(26)						(26)
Net change in fair value of cash flow hedges, net of tax												(329)		(329)	$(329)
Reclassification adjustment for realized losses on derivative instruments, net of tax												5,893		5,893	5,893
Tax provision from disposition of stock options, as restated										(1,650)				(1,650)

Net loss, as restated													(328,959)	(328,959)	(328,959)

Total comprehensive loss, as restated															$(323,395)

BALANCE, DECEMBER 31, 2003, as restated	211,855,658	$2,119	6,969,529	$70	1,224,914	$12	(145,221)	$(4,366)	$(6,720)	$3,963,087			$(2,324,581)	$1,629,621

Share Class Exchanges	8,194,443	82	(6,969,529)	(70)	(1,224,914)	(12)
Stock option activity, as restated	6,249,324	62								52,951				53,013
Issuance of common stock—Stock Purchase Plans	86,045									854				854
ATC Mexico activity	3,359,646	34							6,720	41,421				48,175
ATC South America activity										67				67
Tax benefit from disposition of stock options, as restated										14,501				14,501

Net loss, as restated													(255,464)	(255,464)	(255,464)

Total comprehensive loss, as restated															$(255,464)

BALANCE, DECEMBER 31, 2004, as restated	229,745,116	$2,297					(145,221)	$(4,366)		$4,072,881			$(2,580,045)	$1,490,767

Issuance of common stock and assumption of options and warrants—SpectraSite merger Plan	169,506,083	1,695								3,104,377				3,106,072
Stock option activity, as restated	11,106,693	111								76,810				76,921
Issuance of common stock upon exercise of warrants	398,412	4								1,778				1,782
Issuance of common stock—Stock Purchase Plans	50,119	1								767				768
Treasury stock activity							(2,836,519)	(76,585)						(76,585)
Unearned compensation—SpectraSite merger											$(4,861)			(4,861)
Unearned compensation amortization—SpectraSite merger											2,364			2,364
Net change in fair value of cash flow hedges, net of tax												(803)		(803)	(803)
3.25% convertible notes exchanged for common stock	4,670,336	46								55,659				55,705
ATC Mexico activity	159,836	2								2,829				2,831
ATC South America activity										2,026				2,026
Tax benefit from disposition of stock options, as restated										66,193				66,193

Net loss, as restated													(181,359)	(181,359)	(181,359)

Total comprehensive loss, as restated															$(182,162)

BALANCE, DECEMBER 31, 2005, as restated	415,636,595	$4,156					(2,981,740)	$(80,951)		$7,383,320	$(2,497)	$(803)	$(2,761,404)	$4,541,821

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
	(as restated, see note 2)	(as restated, see note 2)	(as restated, see note 2)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(181,359)	$(255,464)	$(328,959)
Cumulative effect of change in accounting principle, net	35,525
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, amortization and accretion	411,254	329,449	330,414
Non-cash items reported in discontinued operations (primarily depreciation, asset impairments and net losses on dispositions)	(2,145)	3,798	54,230
Non-cash stock-based compensation expense	15,930	10,750	11,188
Minority interest in net earnings of subsidiaries	575	2,366	3,703
Loss on investments and other non-cash expense	2,078	4,295	20,525
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expense	19,096	22,254	28,294
Loss on retirement of long-term obligations	67,110	138,016	46,197
Amortization of deferred financing costs, debt discounts and other non-cash interest	45,214	72,857	75,595
Provision for losses on accounts receivable	8,492	17,440	21,940
Deferred income taxes	(11,029)	(95,614)	(85,596)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	7,570	1,335	(3,649)
Prepaid and other assets	(10,331)	(18,665)	(11,908)
Accounts payable and accrued expenses	(35,120)	(2,146)	481
Accrued interest	(5,641)	(20,268)	(4,363)
Unearned revenue	5,179	(10,990)	(3,139)
Other long-term liabilities	24,806	17,287	1,433

Cash provided by operating activities	397,204	216,700	156,386

CASH FLOWS (USED FOR) PROVIDED BY INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(88,637)	(42,181)	(61,608)
Payments for acquisitions, net of cash acquired	(7,479)	(33,403)	(95,077)
Payments for acquisition of Mexico minority interest	(7,270)	(3,947)
Proceeds from notes receivable, net			6,946
Cash acquired from SpectraSite merger, net of transaction costs paid	16,696
Proceeds from sales of businesses and other long-term assets	6,881	31,987	110,753
Restricted cash and investments		170,036	(170,036)
Deposits and investments and other	(725)	2,328	(17,024)

Cash (used for) provided by investing activities	(80,534)	124,820	(226,046)

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of debt securities and notes payable		1,072,500	1,032,384
Net proceeds from equity offerings, stock options, warrants and stock purchase plans	65,357	40,556	126,847
Borrowings under credit facilities	1,543,000	700,000
Repayment of notes payable, credit facilities and capital leases	(1,949,444)	(2,003,401)	(1,071,956)
Purchases of Class A common stock	(68,927)
Deferred financing costs and other financing activities	(9,512)	(41,083)	(39,442)

Cash (used for) provided by financing activities	(419,526)	(231,428)	47,833

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(102,856)	110,092	(21,827)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	215,557	105,465	127,292

CASH AND CASH EQUIVALENTS, END OF YEAR	$112,701	$215,557	$105,465

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—American Tower Corporation and subsidiaries (collectively, ATC or the Company), is an independent owner, operator and developer of wireless and broadcast communications sites in the United States, Mexico and Brazil. The Company’s primary business, as discussed in note 17, is the leasing of antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies. The Company also operates distributed antenna systems within buildings and provides limited network development services that support its rental and management operations and the addition of new tenants and equipment on its sites. During 2004 and 2003, the Company sold or committed to sell certain non-core businesses, which have been reported as discontinued operations. (See note 4.)

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

ATC is a holding company that conducts its operations in the United States, Mexico and Brazil through operating subsidiaries. ATC’s principal United States operating subsidiaries are American Towers, Inc. (ATI) and SpectraSite Communications, Inc. (SpectraSite). ATC’s principal international operating subsidiary is American Tower International, Inc., which conducts operations in Mexico through its subsidiary ATC Mexico Holding Corp. (ATC Mexico) and in Brazil through its subsidiary ATC South America Holding Corp. (ATC South America).

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company consolidates those entities in which it owns greater than fifty percent of the entity’s voting stock, with the exception of Verestar, Inc. (Verestar), as discussed in note 4.

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

Rent Expense—Many of the leases underlying the Company’s tower sites have fixed rent escalators, which provide for periodic increases in the amount of ground rent payable by the Company over time. The Company calculates straight-line ground rent expense for these leases based on the fixed non-cancellable term of the underlying ground lease plus all periods, if any, for which failure to renew the lease imposes an economic penalty to the Company such that renewal appears, at the inception of the lease, to be reasonably assured. Certain of the Company’s tenant leases require the Company to exercise available renewal options pursuant to the underlying ground lease, if the tenant exercises its renewal option. For towers with these types of tenant leases at the inception of the ground lease, the Company calculates its straight-line ground rent over the term of the ground lease, including all renewal options required to fulfill the tenant lease obligation.

Straight-line ground rent expense approximated $15,946,000, $12,101,000 and $14,687,000, for the years ended December 31, 2005, 2004 and 2003, respectively. The Company’s straight-line rent liability of approximately $97.1 million and $81.2 million is included in other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2005 and 2004, respectively.

Selling, General, Administrative and Development Expense—Selling, general and administrative expense consists of overhead expenses related to the Company’s rental and management and services segment and corporate overhead costs not specifically allocable to any of the Company’s individual business segments. Development expense consists of uncapitalized acquisition costs, costs to integrate acquisitions, costs associated with new business initiatives and abandoned acquisition costs. (See “Reclassifications” in note 2.)

Loss on Retirement of Long-Term Obligations—Loss on retirement of long-term obligations primarily includes cash paid to retire debt in excess of its carrying value and non-cash charges related to the write-off of deferred financing fees. In addition, it also includes non-cash charges related to the fair value of incremental stock issued to induce convertible noteholders to convert their holdings prior to the scheduled redemption date. Such amounts are expensed as incurred in accordance with Statement of Financial Accounting Standard (SFAS) No. 84 “Induced Conversions of Convertible Debt.” Loss on retirement of long-term obligations also includes gains from repurchasing or refinancing certain of the Company’s debt obligations. (See note 8.)

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

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, notes receivable, trade receivables and derivative instruments. The Company mitigates its risk with respect to cash and cash equivalents and derivative instruments by maintaining its deposits and contracts at high quality financial institutions and monitoring the credit ratings of those institutions. The Company derives the largest portion of its revenues, corresponding trade receivables and the related deferred rent asset from a small number of customers in the telecommunications industry, and over 50% of its revenues are derived from five customers in the industry. In addition, the Company has concentrations of credit risk in certain geographic areas. (See notes 7, 9 and 17.)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is exposed to interest rate risk relating to variable interest rates on its new credit facilities described in note 8. During the years ended December 31, 2005, 2004 and 2003, as part of its overall strategy to manage the level of exposure to the risk of interest rate fluctuations under its variable rate credit facilities, the Company used interest rate swaps and caps. As of December 31, 2005, the Company had derivative financial instruments in the form of interest rate swaps that were designated as cash flow hedges of floating interest rate payments on the Company’s credit facilities. The interest rate swap agreements effectively convert the interest payments for a portion of the debt from floating rate to fixed rate debt.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company does not hold derivatives for trading purposes. (See note 9.)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes—The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. (See notes 2 and 14.)

Sales of Subsidiary Stock—The Company complies with the provisions of SEC Staff Accounting Bulletin (SAB) No. 51, “Accounting for Sales of Stock by a Subsidiary” and records the difference between the Company’s carrying value of the interest in the subsidiary’s equity that was sold and the proceeds received for that interest to additional paid-in-capital. The Company records any gains or losses resulting from the sale of stock by a subsidiary as a component of stockholders’ equity. (See note 12.)

Treasury Stock—The Company records treasury stock purchases under the cost method, whereby the purchase price, including legal costs and commissions, is recorded in a contra equity account (treasury stock). The equity accounts from which the shares were originally issued are not adjusted for any treasury stock purchases. (See notes 15 and 19.)

Loss per Common Share—Basic and diluted net loss per common share has been computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2005, 2004 and 2003, potential common shares, including shares issuable upon exercise of options and warrants and upon conversion of the Company’s convertible notes, have been excluded from the computation of diluted loss per common share, as their effect is anti-dilutive. Potential common shares excluded from the calculation of net loss per share were approximately 72.9 million, 68.8 million, and 65.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairments, Net Loss on Sale of Long-Lived Asset and Discontinued Operations—The Company reviews long-lived assets, including intangibles with definite lives, for impairment whenever events, changes in circumstances or the Company’s review of its tower portfolio indicate that the carrying amount of an asset may not be recoverable. The Company’s tower portfolio review includes sites for which the Company has no current tenant leases. The Company assesses recoverability by determining whether the net book value of the related assets will be recovered, either through projected undiscounted future cash flows (with respect to operating assets), or anticipated proceeds from sales (with respect to non-core assets that are designated for sale or towers that have no current tenant leases). If the Company determines that the carrying value of an asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows to be provided from the asset or the estimated sale proceeds, as compared to the asset’s carrying value. The Company also complies with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) regarding impairment assessments and decisions concerning discontinued operations. The Company records impairment losses in the period in which it identifies such impairments. (See notes 4 and 13.)

Notes Receivable and Other Long-Term Assets—Other long-term assets primarily represent the Company’s notes receivable described in note 7, the straight-line asset associated with non-cancelable tenant leases that contain fixed escalation clauses over the terms of the applicable leases, as well as investments, prepaid ground lease assets, long-term deposits, favorable leasehold interests and other long-term assets acquired in connection with the merger with SpectraSite, Inc. The Company’s straight-line asset was approximately $152.1 million and $121.9 million in the accompanying consolidated balance sheets at December 31, 2005 and 2004, respectively.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company adopted the provisions of SFAS No. 143 as of January 1, 2003 and the provisions of FIN No. 47 as of December 31, 2005. Upon adoption of the provisions of FIN No. 47, the Company recognized a $35.5 million charge (net of an $11.7 million tax benefit) as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended December 31, 2005. In addition, the adoption of FIN No. 47 resulted in an increase to the tower assets included in property and equipment, net of $66.9 million. Had the Company adopted the provisions of FIN No. 47 as of January 1, 2003, the aggregate asset retirement obligation as of January 1, 2003, December 31, 2003 and December 31, 2004 would have approximated $86.7 million, $92.9 million and $99.5 million, respectively. Had the Company adopted the provisions of FIN No. 47 in prior periods, net loss for the years ended December 31, 2003 and 2004 would have been approximately $(336,036) and $(261,504), respectively and basic and diluted net loss per share for the years ended December 31, 2003 and December 31, 2004 would have been approximately $(1.61) and $(1.17), respectively.

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

Stock-Based Compensation—The Company complies with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123). The Company continues to use Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” to account for equity grants and awards to employees, officers and directors and has adopted the disclosure-only provisions of SFAS No. 148. In accordance with APB No. 25, the Company recognizes compensation expense based on the excess, if any, of the quoted market price of the stock at the accounting measurement date over the amount an employee must pay to acquire the stock. The Company’s stock option plans are more fully described in note 15. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), as further described below.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under APB No. 25, compensation expense is measured as of the date an award has received approval by relevant authority, the number of shares and exercise price are fixed and allocation to specific individuals has occurred. Generally, this occurs on the date the grant is approved by the compensation committee of the Company’s Board of Directors, or, if grant authority has been delegated to management, when the shares are allocated to specific individuals. The stock-based compensation expense is recognized over the vesting period using the ratable method, whereby an equal amount of expense is recognized for each year of vesting.

The Company accounts for modifications to stock options under FIN 44 “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25” (FIN 44). Modifications include, but are not limited to, acceleration of vesting and continued vesting while not providing substantive services. Compensation expense is recorded in the period of modification for the intrinsic value of the vested portion of the award, including vesting that occurs while not providing substantive services, on the date of modification. The intrinsic value of the award is the difference between the fair market value of the Company’s stock on the date of modification and the optionee’s exercise price.

The Company values stock options assumed in conjunction with business combinations accounted for using the purchase method at fair value on the date of acquisition using the Black-Scholes option-pricing model, in accordance with FIN 44. The fair value of assumed options is included as a component of the purchase price. The intrinsic value of unvested stock options is recorded as unearned stock-based compensation and amortized to expense over the remaining vesting period of the stock options using the straight-line method.

During the year ended December 31, 2005, the Company reevaluated the assumptions used to estimate the fair value of stock options issued to employees. As a result, the Company lowered its expected volatility assumption for options granted after July 1, 2005 to approximately 30% and increased the expected life of option grants to 6.25 years using the simplified method permitted by SEC SAB No. 107, “Share-Based Payment” (SAB No. 107). The Company made this change based on a number of factors, including the Company’s execution of its strategic plans to sell non-core businesses, reduce leverage and refinance its debt, and its recent merger with SpectraSite, Inc. (See note 3.) Management had previously based its volatility assumptions on historical volatility since inception, which included periods when the Company’s capital structure was more highly leveraged than current levels and expected levels for the foreseeable future. Management’s estimate of future volatility is based on its consideration of all available information, including historical volatility, implied volatility of publicly traded options, the Company’s current capital structure and its publicly announced future business plans. For comparative purposes, a 10% change in the volatility assumption would change pro forma stock compensation expense and pro forma net loss by approximately $0.1 million for the year ended December 31, 2005. (See note 15.)

The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 (as amended) to stock-based compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model (in thousands, except per share amounts):

	2005	2004	2003
Net loss as restated	$(181,359)	$(255,464)	$(328,959)
Add: Stock-based employee compensation expense, net of related tax effect, included in net loss as reported	11,392	8,715	8,630
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(21,176)	(26,574)	(24,131)

Pro-forma net loss	$(191,143)	$(273,323)	$(344,460)

Basic and diluted net loss per share as restated	$(0.60)	$(1.14)	$(1.58)
Basic and diluted net loss per share pro-forma	$(0.63)	$(1.22)	$(1.66)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table above includes stock-based compensation amounts where the Company modified certain option awards to revise vesting and exercise terms for certain terminated employees and recognized charges of $10.0 million, $6.6 million and $2.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, the stock-based employee compensation amounts above for the year ended December 31, 2005, include approximately $2.4 million of unearned compensation amortization related to unvested stock options assumed in the merger with SpectraSite, Inc. Such charges are reflected in selling, general administrative and development expense, impairments, net loss on sale of long-lived assets, restructuring and merger related expense and loss from discontinued operations, net, with corresponding adjustments to additional paid-in capital and unearned compensation in the accompanying consolidated financial statements.

Recent Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123R, which supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” This statement addressed the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the statement of operations. SFAS No. 123R is effective for the Company as of January 1, 2006. The Company historically accounted for share-based payments to employees under APB No. 25’s intrinsic value method. The Company will adopt the provisions of SFAS No. 123R under the modified prospective method, in which compensation cost for all share-based payments granted or modified after the effective date is recognized based upon the requirements of SFAS No. 123R, and compensation cost for all awards granted to employees prior to the effective date that are unvested as of the effective date of SFAS No. 123R is recognized based on SFAS No. 123. Tax benefits will be recognized related to the cost for share-based payments to the extent the equity instrument would ordinarily result in a future tax deduction under existing law. Tax expense will be recognized to write off excess deferred tax assets when the tax deduction upon settlement of a vested option is less than the expense recorded in the statement of operations (to the extent not offset by prior tax credits for settlements where the tax deduction was greater than the fair value cost). The Company estimates that it will recognize equity-based compensation expense of approximately $38 million to $40 million for the year ending December 31, 2006. This amount is subject to revisions as the Company finalizes certain assumptions related to 2006, including the size and nature of share-based awards and forfeiture rates. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as operating cash flow as was previously required. The Company cannot estimate what the future tax benefits will be as the amounts depend on, among other factors, future employee stock option exercises. Due to the Company’s tax loss position, there was no operating cash inflow realized for December 31, 2005 and 2004 for such excess tax deductions.

In March 2005, the SEC issued SAB No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications—Certain reclassifications have been made to the accompanying 2004 and 2003 consolidated financial statements and related notes to conform to the 2005 presentation. The Company changed the classification of its changes in restricted cash and investment balances to present such changes as an investing activity in the accompanying consolidated statement of cash flows for the year ended December 31, 2004. The Company had previously presented such changes as a financing activity. The change in classification resulted in an increase of $170.0 million in investing cash flows and a corresponding decrease in financing cash flows from the amounts previously reported. In addition, as discussed in note 2 below, a reclassification has been made related to the Company’s presentation of selling, general and administrative expenses.

2.    RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2005, the Company determined that certain of its previously issued financial statements should be restated to correct certain errors related to (i) stock-based compensation not previously recorded for certain stock option grants, including the related payroll and income tax effects, (ii) additional charges for stock-based compensation expense related to the modification and repricing of certain stock option grants, primarily associated with options awarded to two former executive officers of the Company, and (iii) changes to income taxes related to the tax effects of foreign currency fluctuations on an intercompany loan with a foreign subsidiary of the Company. Accordingly, the Company has restated its beginning accumulated deficit as of January 1, 2003 and its consolidated financial statements as of December 31, 2005 and 2004 and for each of the years ended December 31, 2005, 2004 and 2003.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles as previously reported to as restated net loss and accumulated deficit (in thousands):

	Net Loss for the Years Ended December 31,			Accumulated deficit as of January 1, 2003	Accumulated Deficit as of December 31, 2005
	2005	2004	2003
As Previously Reported	$(171,590)	$(247,587)	$(325,321)	$(1,966,495)	$(2,710,993)
(Increase) Decrease to Net Loss and Accumulated Deficit:
Stock-Based Compensation Adjustments Related to Revised Accounting Measurement Dates (including related Payroll Tax Effects), net of tax	(4,505)	(4,877)	(10,192)	(36,494)	(56,068)
Stock-Based Compensation Adjustments Related to Modifications and Repricings, net of tax	(1,915)	(3,176)	21	(881)	(5,951)
Income Taxes related to Foreign Currency Denominated Loan	(3,349)	176	6,533	8,248	11,608

Total (Increase) in Net Loss and Accumulated Deficit	(9,769)	(7,877)	(3,638)	(29,127)	(50,411)

As Restated	$(181,359)	$(255,464)	$(328,959)	$(1,995,622)	$(2,761,404)

The Company’s decision to restate its consolidated financial statements was based, in part, on an independent review of the Company’s historical stock option granting practices and related accounting. On May 19, 2006, the Company announced that its Board of Directors had established a special committee of independent directors to conduct a review of the Company’s stock option granting practices and related accounting with the assistance of independent legal counsel and forensic auditors. The special committee determined that, for certain stock option grants, the legal grant dates when all necessary corporate action had been taken differ from the dates previously recorded by the Company for financial accounting and tax purposes.

Stock-Based Compensation Adjustments Related to Revised Accounting Measurement Dates—In connection with the review by the special committee, the Company undertook a review of option grant dates recorded for financial accounting and tax purposes. Based on the Company’s facts and circumstances, the Company concluded that it should use the legal grant date, as determined by the special committee, as the accounting measurement date for such awards. Accordingly, based on this conclusion, the Company applied new measurement dates to the affected stock option grants and, as a result, determined that charges for stock-based compensation expense and related payroll and income tax effects were required in instances where the quoted market price of the underlying stock at the new measurement date exceeded the employee’s exercise price, in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” As a result of the changes in accounting measurement dates discussed above, the Company recorded additional stock-based compensation.

In instances where a new measurement date was applied to those stock options that were originally classified as incentive stock options, the new dates also had the effect of disqualifying incentive stock option tax treatment for certain options, causing such options to be recharacterized as non-qualified stock options. The disqualification of incentive stock option classification and the recharacterization to non-qualified stock option status resulted in the Company’s recording additional expense in the period of exercise for penalties and interest for failure to withhold employee taxes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the tax consequences described in the preceding paragraph, under Section 409A of the Internal Revenue Code (Section 409A), individuals who received options with exercise prices below the quoted market price of the underlying stock at the legal grant date likely will be subject to additional taxes and penalties with respect to options that vest after December 31, 2004. Holders of these options likely will be required to recognize income at vesting, rather than upon exercise, on the difference between the amount of the fair market value of the underlying stock on the date of vesting and the exercise price, plus an additional 20% penalty tax on this amount, plus interest on any tax to be paid. In order to remedy the unfavorable personal tax consequences under Section 409A, the Company intends to provide holders of these options the opportunity to amend their affected options through a tender offer as discussed in note 20.

Stock-Based Compensation Adjustments Related to Modifications and Repricings—The Company also determined that it should have recorded stock-based compensation expense associated with the modification and repricing of certain stock option grants. The expense for the years ended December 31, 2005 and 2004 relates primarily to options awarded to two former executive officers of the Company, as discussed below. In February 2004, the Company granted its former chief financial officer options to purchase 363,333 shares of the Company’s Class A common stock, which were granted prior to but in connection with the surrender of options to purchase an aggregate of 495,000 shares of the Company’s Class A common stock in December 2004. The Company had originally recorded this as two independent transactions, and it has since determined to account for these transactions as an indirect repricing, resulting in additional stock-based compensation expense of $3.2 million and $2.8 million for the years ended December 31, 2005 and 2004, respectively. In May 2004, the Company signed a separation agreement with its former chief operating officer that provided for the reinstatement of previously terminated options to purchase 240,001 shares of the Company’s Class A common stock. The Company has since determined that the agreement constituted an option award to a non-employee with no ongoing service requirements, and accordingly, the Company should have accounted for this transaction as a stock option modification based on the fair value of the award as of the agreement date, resulting in additional stock-based compensation expense of $2.1 million for the year ended December 31, 2004. As a result of these stock option modifications and repricings and other stock option modifications, primarily associated with employee terminations, the Company recorded additional stock-based compensation.

Income Taxes Related to Foreign Currency Denominated Loan—In addition, the restatement of the Company’s previously issued financial statements includes changes to income tax benefits (provisions) relating to the tax effects of foreign currency fluctuations on a foreign currency denominated intercompany loan between two wholly owned subsidiaries of the Company. The Company determined that the tax effects of foreign currency gains and losses on the intercompany loan were not properly recorded, as the Company should have treated such gains and losses as taxable at the subsidiary level and the tax effect should not have been eliminated by the Company in consolidation. As a result, the Company recorded increases (decreases) to income tax benefits (provisions).

Reclassifications—Segment selling, general and administrative expense previously was a component of the Company’s rental and management and network development services segment operating expenses. The Company has changed its classification to aggregate all segment and corporate selling, general, administrative and development expenses previously included in rental and management expense, network development services expense, and corporate, general, administrative and development expense into one line item entitled selling, general, administrative and development expense. The Company made this change in classification to enable the evaluation of the Company’s rental and management segment gross margin, which is calculated based on direct tower-level expenses and does not include selling, general, administrative and development expense related to the rental and management segment. (See note 17.)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedules reconcile the amounts as previously reported in the Company’s consolidated statements of operations for each year in the three year period ended December 31, 2005 and the consolidated balance sheets as of December 31, 2005 and 2004, to the corresponding restated amounts, which reflect the restatement and reclassification adjustments described above (in thousands, except per share amounts):

	Consolidated Statements of Operations
	As previously reported	Restatement Adjustments	Reclassification Adjustments	As restated
Year Ended December 31, 2005
Rental and management expenses	$306,148		$(58,367)	$247,781
Network development services expense	11,981		(3,635)	8,346
Selling, general, administrative and development expense	37,977	$8,080	62,002	108,059
Total operating expenses	801,592	8,080		809,672
Operating income from continuing operations	143,194	(8,080)		135,114
Loss from continuing operations before income taxes, minority interest and loss on equity method investments	(127,474)	(8,080)		(135,554)
Income tax provision	(4,003)	(1,711)		(5,714)
Loss from continuing operations before cumulative effect of change in accounting principle	(134,130)	(9,791)		(143,921)
Loss from discontinued operations, net of tax	(1,935)	22		(1,913)
Net loss	(171,590)	(9,769)		(181,359)
Basic and diluted loss per common share amounts:
Loss from continuing operations	(0.44)	(0.03)		(0.47)
Loss from discontinued operations	(0.01)			(0.01)
Cumulative effect of change in accounting principle, net	(0.12)			(0.12)
Net loss	(0.57)	(0.03)		(0.60)

Year Ended December 31, 2004
Rental and management expenses	$237,312		$(42,070)	$195,242
Network development services expense	18,801		(2,581)	16,220
Selling, general, administrative and development expense	27,468	$10,975	44,651	83,094
Total operating expenses	636,906	10,975		647,881
Operating income from continuing operations	69,754	(10,975)		58,779
Loss from continuing operations before income taxes, minority interest and loss on equity method investments	(314,137)	(10,975)		(325,112)
Income tax benefit	80,176	3,162		83,338
Loss from continuing operations	(239,242)	(7,813)		(247,055)
Loss from discontinued operations, net of tax	(8,345)	(64)		(8,409)
Net loss	(247,587)	(7,877)		(255,464)
Basic and diluted loss per common share amounts:
Loss from continuing operations	(1.07)	(0.03)		(1.10)
Loss from discontinued operations	(0.03)	(0.01)		(0.04)
Net loss	(1.10)	(0.04)		(1.14)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consolidated Statements of Operations
	As previously reported	Restatement Adjustments	Reclassification Adjustments	As restated

Year Ended December 31, 2003
Rental and management expenses	$236,680		$(44,300)	$192,380
Network development services expense	9,493		(2,074)	7,419
Selling, general, administrative and development expense	26,867	10,251	46,374	83,492
Total operating expenses	635,110	10,251		645,361
Operating loss from continuing operations	(2,617)	(10,251)		(12,868)
Loss from continuing operations before income taxes, minority interest and loss on equity method investments	(317,718)	(10,251)		(327,969)
Income tax benefit	77,796	7,771		85,567
Loss from continuing operations	(264,846)	(2,480)		(267,326)
Loss from discontinued operations, net of tax	(60,475)	(1,158)		(61,633)
Net loss	(325,321)	(3,638)		(328,959)
Basic and diluted loss per common share amounts:
Loss from continuing operations	(1.27)	(0.01)		(1.28)
Loss from discontinued operations	(0.29)	(0.01)		(0.30)
Net loss	(1.56)	(0.02)		(1.58)

	Consolidated Balance Sheets
	As previously reported	Restatement Adjustments	As restated
December 31, 2005
Deferred income taxes	$504,659	$18,634	$523,293
Total assets	8,768,220	18,634	8,786,854
Accounts payable and accrued expenses	175,558	3,393	178,951
Total current liabilities	453,216	3,393	456,609
Total liabilities	4,231,846	3,393	4,235,239
Additional paid-in capital	7,317,668	65,652	7,383,320
Accumulated deficit	(2,710,993)	(50,411)	(2,761,404)
Total stockholders’ equity	4,526,580	15,241	4,541,821
Total liabilities and stockholders’ equity	8,768,220	18,634	8,786,854

December 31, 2004
Deferred income taxes	$633,814	$21,724	$655,538
Total assets	5,085,972	21,724	5,107,696
Accounts payable and accrued expenses	121,672	1,910	123,582
Total current liabilities	332,205	1,910	334,115
Total liabilities	3,608,938	1,910	3,610,848
Additional paid-in capital	4,012,425	60,456	4,072,881
Accumulated deficit	(2,539,403)	(40,642)	(2,580,045)
Total stockholders’ equity	1,470,953	19,814	1,490,767
Total liabilities and stockholders’ equity	5,085,972	21,724	5,107,696

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    ACQUISITIONS

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

During the years ended December 31, 2005, 2004 and 2003, the Company primarily acquired its tower assets from third parties in one of two types of transactions: the purchase of a business or the purchase of assets. The structure of each transaction affects the way the Company allocates purchase price within the consolidated financial statements. In the case of tower assets acquired through the purchase of a business, the Company allocates the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill. In the case of an asset purchase, the Company first allocates the purchase price to property and equipment for the appraised value of the tower and to identifiable intangible assets (primarily customer base). The Company then records any remaining purchase price within intangible assets as a “network location intangible.”

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

The fair value of shares of Class A common stock issued and options and warrants assumed was determined using a value of $17.21 per share, which represents the average closing price of the Class A common stock from the two trading days before, to the two trading days after, the signing of the merger agreement and the public

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

announcement of the merger. The fair value of the SpectraSite, Inc. options and warrants assumed was calculated using a Black-Scholes valuation model. Upon completion of the merger, the assumed SpectraSite, Inc. stock options were exercisable for an aggregate of 9.9 million shares of the Company’s Class A common stock. Of these options, options to purchase approximately 8.3 million shares were fully vested as of the closing date and the remaining unvested options to purchase 1.6 million shares vest monthly through the first quarter of 2008. The portion of the intrinsic value of the unvested options related to future service has been allocated to unearned compensation of $4.9 million and is being amortized over the remaining vesting periods, which range from approximately one to three years from the date of acquisition. Approximately $2.4 million was amortized to selling, general, administrative and development expense in the accompanying consolidated financial statements for the year ended December 31, 2005. The purchase price and residual goodwill has also been adjusted to reflect an estimated tax benefit of $35.1 million associated with the post merger exercises of options assumed in the merger. Transaction costs include investment banking, legal and accounting fees and other external costs directly related to the merger.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2005	2004
Revenues	$1,178,284	$1,080,394
Loss before cumulative effect of change in accounting principle	(177,837)	(268,609)
Net loss	(213,363)	(268,609)
Basic and diluted loss per common share amounts:
Loss before cumulative effect of change in accounting principle	$(0.44)	$(0.68)
Net loss	$(0.53)	$(0.68)

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

The following table presents summary operating results of the discontinued operations for the years ended December 31, (in thousands):

	2005	2004	2003
Revenue		$71,993	$283,124

Income (loss) from discontinued operations	$34	(11,894)	(14,791)
Income tax (provision) benefit on income (loss) from discontinued operations	(12)	4,110	1,616
Net loss on disposal of discontinued operations, net of tax benefit of $1,042, $337 and $10,160 respectively	(1,935)	(625)	(48,458)

Loss from discontinued operations, net	$(1,913)	$(8,409)	$(61,633)

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

Verestar—In December 2002, the Company committed to a plan to sell Verestar by December 31, 2003. In December 2003, Verestar filed for protection under Chapter 11 of the federal bankruptcy laws. Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. Accordingly, due to the bankruptcy filing, the Company ceased to consolidate Verestar’s financial results beginning December 22, 2003. The operations of Verestar are included in loss from discontinued operations, net, in the accompanying consolidated statements of operations through the date of the bankruptcy filing. As described in note 10, the Company has incurred costs in connection with its involvement in the bankruptcy proceedings of Verestar, which are reflected within discontinued operations in the accompanying consolidated statements of operations.

The Company recognized aggregate impairment charges related to its investment in Verestar of approximately $26.5 million for the year ended December 31, 2003. These charges reduced the carrying value of the Company’s investment in Verestar to zero as of December 31, 2003. These charges are included in loss from discontinued operations, net, in the accompanying consolidated statements of operations for the year ended December 31, 2003. (See note 10.)

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

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s net carrying amount of goodwill was approximately $2.1 billion as of December 31,2005 and $592.7 million as of December 31, 2004, all of which related to its rental and management segment. The increase in the carrying value was as a result of the goodwill of $1.5 billion acquired in the merger with SpectraSite, Inc. (See note 3.)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The revolving credit facility and Delayed Draw Term Loan components of each of the American Tower and SpectraSite credit facilities remained undrawn at closing. Each credit facility provides that any portion of the Delayed Draw Term Loan component that is not drawn as of October 27, 2006 will be canceled. As of December 31, 2005, the Company had drawn $43.0 million of the Delayed Draw Tem Loan under the American Tower credit facility. Interest rates for the revolving loan and the term loan components of each of the credit facilities are determined at the option of the borrowers under the facility and range between 0.50% and 1.25% above the LIBOR rate for LIBOR based borrowings or between 0.0% and 0.25% above the defined base rate for base rate borrowings, in each case based on the applicable borrowers’ debt ratings. A quarterly commitment fee on the undrawn portion of each credit facility is required, ranging from 0.10% to 0.375% per annum, based on the applicable borrowers’ debt ratings.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Each credit facility has a term of five years and matures on October 27, 2010. All amounts will be due and payable in full at maturity. The credit facilities do not require amortization of principal and may be paid prior to maturity in whole or in part at the borrowers’ option without penalty or premium. The new credit facilities allow the Company to use borrowings for general corporate purposes and, provided certain conditions are met, permit the use of borrowings under the credit facilities and internally generated funds to repurchase the Company’s equity securities and repurchase and refinance other indebtedness without additional lender approval. (See note 20.)

Previous American Tower Credit Facilities—In each of 2005, 2004 and 2003, the Company amended its previous American Tower Credit facilities. The Company amended its credit facility in 2003 (2003 Credit Facility), refinanced the 2003 Credit Facility with a new credit facility in 2004 (2004 Credit Facility), and amended the 2004 Credit Facility in 2005. As discussed above, the 2004 Credit Facility was terminated and repaid in October 2005 in connection with the implementation of the Company’s new American Tower credit facility.

In May 2005, the Company amended its 2004 Credit Facility to replace the $397.0 million Term Loan B due August 31, 2011 with a new $397.0 million Term Loan C due August 31, 2011. The new Term Loan C had substantially the same terms as the previous Term Loan B, except that the interest rate spreads for the existing LIBOR and base rate loans were reduced.

In May 2004, the Company refinanced its 2003 Credit Facility and replaced it with the 2004 Credit Facility, a $1.1 billion senior secured credit facility. At closing, the Company received $685.5 million of net proceeds from the borrowings under the 2004 Credit Facility, after deducting related expenses and fees. Approximately $670.0 million of the net proceeds were used to repay principal and interest on the 2003 Credit Facility. The Company used the remaining net proceeds of $15.5 million for general corporate purposes, including the repurchase of other outstanding debt securities. The Company recorded a charge of $11.7 million related to the write-off of deferred financing fees associated with the 2003 Credit Facility, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2004.

In January 2004, the Company amended its 2003 Credit Facility primarily to facilitate the 7.50% senior notes offering described below. The amendment permitted the Company, among other things, to complete the offering provided that the net proceeds were used to prepay obligations under its convertible notes. The Company also

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company was permitted to redeem the ATI 12.25% Notes on or after February 1, 2006, and the Company redeemed all outstanding ATI 12.25% Notes on February 1, 2006, as discussed below. Upon completion of this redemption, no ATI 12.25% Notes remained outstanding. (See note 19.)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2005, the Company issued a notice for the redemption on February 1, 2006 of all remaining outstanding ATI 12.25% Notes. Pursuant to the indenture for the notes, once a notice to redeem is issued, notes called for redemption become irrevocably due and payable on the redemption date. As of December 31, 2005, there was $227.7 million face amount ($160.3 million accreted value, net of $7.2 million fair value allocated to warrants) of ATI 12.25% Notes outstanding. On February 1, 2006, the Company redeemed $227.7 million face amount of ATI 12.25% Notes in accordance with the indenture at 106.125% of their accreted value for an aggregate of $179.5 million. Accordingly, such amount has been included in the current portion of long-term obligations in the accompanying consolidated balance sheet as of December 31, 2005. The Company expects to record a charge of $19.9 million in the first quarter of 2006 related to the amounts paid in excess of carrying value and write-off of deferred financing fees. Upon completion of this redemption, no ATI 12.25% Notes remained outstanding. (See note 19.)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

9.    DERIVATIVE FINANCIAL INSTRUMENTS

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments under capital leases (see note 8) in effect at December 31, 2005 are as follows (in thousands):

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

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of Company management, after consultation with counsel, other than the litigation related to the Verestar bankruptcy discussed above, there are no matters currently pending which would, in the event of an adverse outcome, have a material impact on the Company’s consolidated financial position, results of operations or liquidity. (See note 20.)

11.    RELATED PARTY TRANSACTIONS

In addition to the related party transactions described in notes 12 and 15, the Company had the following related party transactions during the years ended December 31, 2005, 2004 and 2003.

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

In January 2004, the Company entered into an employment agreement with Steven B. Dodge (Mr. Dodge), the Company’s then Chairman and former Chief Executive Officer, that provided for Mr. Dodge to provide ongoing services as a part-time employee of the Company under the supervision of the Company’s current Chief Executive Officer. Under the employment agreement, Mr. Dodge receives an annual salary of $12,000, reimbursement of out of pocket business expenses and the continuation of vesting of outstanding stock options through the term of the employment agreement, which ends December 2012. At the initiation of the employment agreement, Mr. Dodge held unexercised stock options to purchase 4,435,867 shares of the Company’s Class A

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock, of which options to purchase 285,000 shares were unvested. As of December 31, 2005, Mr. Dodge held outstanding options to purchase 1,909,997 shares, of which options to purchase 75,000 shares were unvested.

In February 2004, Mr. Dodge retired from the Company’s Board of Directors and as Chairman of the Company. The Company agreed to pay Mr. Dodge $1.4 million pursuant to the terms of his retirement agreement. The expense was reflected in impairments, net loss on sale of long-lived assets, restructuring and merger related expense in the accompanying statement of operations for the year ended December 31, 2003. Mr. Dodge also elected to convert all of his shares of the Company’s Class B common stock into shares of Class A common stock. (See note 15.)

In December 2003, the Company entered into an employment agreement with Joseph Winn (Mr. Winn), the Company’s former Chief Financial Officer that provided for Mr. Winn to provide ongoing services as a part-time employee of the Company under the supervision of the Company’s current Chief Financial Officer. Under the employment agreement, Mr. Winn receives an annual salary of $12,000, reimbursement of out of pocket business expenses and the continuation of vesting of outstanding stock options through the term of the employment agreement, which ends March 2008. At the initiation of the employment agreement, Mr. Winn held unexercised stock options to purchase 999,679 shares of the Company’s Class A common stock, of which options to purchase 74,500 shares were unvested. In February 2004, the Company granted Mr. Winn options to purchase 363,333 shares of the Company’s Class A common stock, which were granted prior to but in connection with the surrender of options to purchase 495,000 shares of the Company’s Class A common stock in December 2004. The Company had originally recorded this as two independent transactions, and it has since determined to account for these transactions as an indirect repricing, resulting in additional stock-based compensation expense of $3.2 million and $2.8 million for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, Mr. Winn held outstanding options to purchase 363,333 shares, all of which were vested.

During the year ended December 31, 2003, a director of the Company (who resigned in January 2004) was a partner of J.P. Morgan Partners, LLC (JPMP). For the year ended December 31, 2003 JP Morgan Chase Bank (Chase) was a lender under the Company’s credit facilities. Chase is an affiliate of JPMP, which indirectly controls J.P. Morgan Partners (BHCA), L.P. (JPLP) and J.P. Morgan Partners (23ASBIC), LLC (JPSBIC), stockholders of the Company. During 2003 Chase had participation percentages under the Company’s credit facility ranging from 0.88% to 2.22%. At December 31, 2003, the aggregate principal amount outstanding under the credit facility was approximately $704.7 million. Chase’s participation in the credit facility at December 31, 2003 was 1.77%. Chase’s approximate share of interest and fees paid by the Company pursuant to its various credit arrangements was approximately $0.7 million in 2003. In addition, J.P. Morgan Securities Inc., an affiliate of Chase, was an initial purchaser in certain of the Company’s note offerings during 2003 and received initial purchasers’ discounts and commissions in connection therewith.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As part of Mr. Gearon’s investment, ATC South America’s Board of Directors also approved the formation of the ATC South America Stock Option Plan that provides for the issuance of options to officers, employees, directors and consultants of ATC South America, including Mr. Gearon, to purchase up to an aggregate 10.3% interest in ATC South America. In the first quarter of 2004, ATC South America granted options to purchase 6,024 shares of ATC South America common stock to officers and employees, including Messrs. Gearon and Hess, who received options to purchase shares representing a 6.7% and 1.6% interest, respectively. The exercise price was $1,349 per share, which was determined to be the fair market value per share on the date of issuance based on an independent appraisal performed at the Company’s request. Options granted vest upon the earliest to occur of (a) the exercise by or on behalf of Mr. Gearon of his right to require the Company to purchase his interest in ATC South America, (b) the exercise by the Company of its right to acquire Mr. Gearon’s interest in ATC South America, or (c) July 1, 2006. These options expire ten years from the date of grant. (See note 15).

In October 2005, Mr. Gearon exercised his right to require the Company to purchase his 1.6% interest in ATC South America. The purchase price for Mr. Gearon’s interest in ATC South America is subject to review by an independent financial advisor, and is payable in cash or shares of the Company’s Class A common stock, at the Company’s option. In October 2005, in connection with the exercise by Mr. Gearon of his right to require the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company to purchase his interest in ATC South America, all options granted under the ATC South America Stock Option Plan vested in full and were exercised. Upon exercise of these options, the holders received 4,428 shares of ATC South America (representing a 7.8% interest), net of 1,596 shares retained by the Company to satisfy employee tax withholding obligations. As of December 31, 2005, as a result of exercises of options granted pursuant to the ATC South America Stock Option Plan, Mr. Gearon owns a 6.5% interest in ATC South America and Mr. Hess owns a 1.2% interest in ATC South America. (See note 15.)

In connection with the issuance of these shares to employees, the Company recorded a $2.0 million increase in stockholders equity in the accompanying consolidated balance sheet as of December 31, 2005. Such adjustment reflected the difference in the proceeds received for that interest and the Company’s carrying value of the interest in ATC South America’s equity that was sold. (See note 1). The 1,596 shares retained by the Company described above have been treated as a repurchase of a minority interest in accordance with SFAS No. 141. As a result, the Company recorded a preliminary purchase price allocation adjustment of $5.4 million as an increase to intangible assets and a corresponding increase in minority interest as of the date of acquisition. The preliminary purchase price will be finalized in the first half of 2006, but is not expected to significantly impact depreciation and amortization expense when finalized. In addition, these holders may require the Company to purchase their interests in ATC South America at their then fair market value six months following their issuance, which date will occur in April 2006. Based on the fair value information described in note 19, the Company estimates that its repurchase obligation with respect to these shares in April 2006 will be approximately $19 million. (See note 19.)

13.    IMPAIRMENTS, NET LOSS ON SALE OF LONG-LIVED ASSETS, RESTRUCTURING AND MERGER RELATED EXPENSE

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

Merger Related Expense—During the year ended December 31, 2005, the Company assumed certain obligations, as a result of the merger with SpectraSite, Inc., primarily related to employee separation costs of former SpectraSite employees. Severance payments made to former SpectraSite, Inc. employees were subject to plans and agreements established by SpectraSite, Inc. and assumed by the Company in connection with the merger. These costs were recognized as an assumed liability in the preliminary purchase price allocation. In addition, the Company also incurred certain merger related costs for additional employee retention and separation costs incurred during the year ended December 31, 2005. The following table displays the activity with respect to this accrued liability for the year ended December 31, 2005 (in thousands):

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

14.    INCOME TAXES

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement providing, among other things, that each of its subsidiaries pay for its share of income taxes based on the proportion of such subsidiaries’ tax liability on a separate return basis to the total tax liability on a consolidated basis. The following information pertains to the Company’s income taxes on a consolidated basis.

The income tax (provision) benefit from continuing operations was comprised of the following for the years ended December 31, (in thousands):

	2005	2004	2003
Current	$(16,755)	$(12,267)
Deferred:
Federal	72,423	119,127	$106,213
State	15,057	8,749	17,510
Foreign	(1,342)	(8,110)	(2,456)
Less:
(Benefit) provision from disposition of stock options recorded to additional paid-in capital	(66,193)	(14,501)	1,650
Valuation allowance	(8,904)	(9,660)	(37,350)

Income tax (provision) benefit	$(5,714)	$83,338	$85,567

The domestic and international components of (loss) income from continuing operations before income taxes, minority interest and loss on equity method investments were as follows for the years ended December 31, (in thousands):

	2005	2004	2003
United States	$(148,641)	$(325,865)	$(328,356)
International	13,087	753	387

Total	$(135,554)	$(325,112)	$(327,969)

A reconciliation between the U.S. statutory rate from continuing operations and the effective rate was as follows for the years ended December 31,

	2005	2004	2003
Statutory tax rate	35%	35%	35%
State taxes, net of federal benefit	2	4	5
Non-deductible losses on retirement of long-term obligations	(1)		(4)
Non-deductible compensation	(1)
Adjustment to refund claim	(22)
Foreign taxes	(13)	(7)	(1)
Other (primarily valuation allowance)	(4)	(6)	(9)

Effective tax rate	(4)%	26%	26%

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax asset and related valuation allowance are as follows (in thousands):

	2005	2004
Current assets:
Allowances, accruals and other items not currently deductible	$31,359	$6,090

Long-term items:
Assets:
Net operating loss carryforwards	$891,287	$539,133
Refund receivable from net operating loss carryback	96,124	132,710
Capital loss carryforwards	39,769
Basis step-up from corporate restructuring and tax planning strategies	69,092	78,296
Items not currently deductible and other	136,381	140,127
Depreciation and amortization		24,598
Liabilities:
Depreciation and amortization	(257,084)
Other	(103,483)	(83,145)

Subtotal	872,086	831,719
Less: Valuation allowance	(348,793)	(176,181)

Net long-term deferred tax assets	$523,293	$655,538

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

At December 31, 2005, the Company had net federal and state operating loss carryforwards available to reduce future taxable income of approximately $2.2 billion and $2.4 billion, respectively. If not utilized, the Company’s net operating loss carryforwards expire as follows (in thousands):

Years ended December 31,	Federal	State
2006 to 2010	$5,248	$469,747
2011 to 2015	10,012	272,662
2016 to 2020	397,691	777,707
2021 to 2025	1,750,704	904,048

Total	$2,163,655	$2,424,164

SFAS No. 109, “Accounting for Income Taxes,” requires that companies record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2005, the Company has provided a valuation allowance of approximately $348.8 million, including approximately $173.3 million attributable to SpectraSite, primarily related to net operating loss and capital loss carryforwards. Approximately $161.5 million of the SpectraSite valuation allowance was assumed as of the acquisition date. The balance of the valuation allowance primarily relates to net state deferred tax assets. The Company has not provided a valuation allowance for the remaining deferred tax assets, primarily its federal net operating loss carryforwards, as management believes the Company will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period.

The Company intends to recover a portion of its deferred tax asset through its federal income tax refund claims related to the carry back of certain federal net operating losses. In June 2003 and October 2003, the Company

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

From time to time the Company is subject to examination by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. During the year ended December 31, 2005, the Company recorded a $29.5 million income tax provision to reflect a reduction in management’s estimate of the net realizable value of the Company’s pending federal income tax refund claims as described above. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2005.

Depending on the resolution of the Verestar bankruptcy proceedings described in notes 4 and 10, the Company may be entitled to a worthless stock or bad debt deduction for its investment in Verestar. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

15.    STOCKHOLDERS’ EQUITY

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

Warrants—In January 2003, the Company issued warrants to purchase approximately 11.4 million shares of its Class A common stock in connection with the ATI 12.25% Notes offering. These warrants became exercisable on January 29, 2006 at an exercise price of $0.01 per share and will expire on August 1, 2008. (See notes 8 and 19.)

In August 2005, in connection with the merger with SpectraSite, Inc., the Company assumed warrants to purchase shares of SpectraSite, Inc. common stock. (See note 3.) As of the merger completion date, each warrant was exercisable for two shares of SpectraSite, Inc. common stock at an exercise price of $32 per warrant. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase shares of the Company’s Class A common stock, such that upon exercise of each warrant, the holder has a right to receive 3.575 shares of American Tower Class A common stock in lieu of each share of SpectraSite, Inc. common stock that would have been receivable under each assumed warrant prior to the merger. Upon completion of the Company’s merger with SpectraSite, Inc., these warrants were exercisable for approximately 6.8 million shares of Class A common stock. As of December 31, 2005, warrants to purchase approximately 6.4 million shares of Class A common stock remained outstanding. These warrants will expire on February 10, 2010.

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

Stock Option Plans—The Company maintains a stock option plan for directors, officers and employees (the Plan), which provides for non-qualified and incentive stock options. Exercise prices in the case of incentive stock options are not less than the fair market value of the underlying common stock on the date of grant. Exercise prices in the case of non-qualified stock options are set at the discretion of the compensation committee of the Company’s Board of Directors. As of December 31, 2005, the option pool under the Plan consists of 32.9 million shares of common stock. Option grants generally vest ratably over various periods, generally four years, and generally expire ten years from the date of grant.

In August 2005, in connection with the merger with SpectraSite, Inc., the Company assumed stock options granted under SpectraSite’s 2003 Equity Incentive Plan. Upon completion of the merger, the options to purchase

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the Company’s option activity for the periods presented:

	Options	Weighted Average Exercise Price	Options Exercisable
Outstanding as of January 1, 2003	20,092,062	$12.61	10,482,884

Granted	4,258,300	5.04
Exercised	(1,345,322)	4.97
Cancelled	(4,470,432)	18.74

Outstanding as of December 31, 2003	18,534,608	10.14	11,072,159

Granted	5,288,099	11.25
Exercised	(6,249,324)	6.41
Cancelled	(2,283,064)	13.36

Outstanding as of December 31, 2004	15,290,319	11.55	8,121,719

Granted	7,105,650	19.74
Options assumed in merger with SpectraSite, Inc.	9,878,295	5.54
Exercised	(11,106,693)	5.70
Cancelled	(764,069)	16.45

Outstanding as of December 31, 2005	20,403,502	$14.48	9,416,743

The following table sets forth information regarding options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Outstanding Number of Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
1,837,742	$ 0.75—$ 3.15	$ 2.42	6.78	958,356	$ 2.49
2,132,343	3.66— 5.98	4.56	2.69	1,865,529	4.52
2,036,754	6.82— 10.50	10.26	5.52	1,341,948	10.18
2,057,120	10.68— 10.74	10.68	6.86	545,741	10.68
2,060,171	10.83— 13.00	12.20	5.89	1,604,729	12.25
2,410,022	13.09— 18.15	17.49	7.20	402,665	16.46
2,788,275	18.16— 18.60	18.60	9.16	8,600	18.25
3,207,120	18.67— 22.20	21.88	7.50	954,620	21.13
1,865,015	22.55— 30.63	26.10	4.35	1,725,615	26.34
8,940	30.69— 48.88	40.02	4.57	8,940	40.02

20,403,502	$ 0.75—$48.88	$14.48	6.41	9,416,743	$13.03

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Disclosure—The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, and has presented such disclosure in note 1. The “fair value” of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the year ended December 31, 2005, the Company reevaluated the assumptions used to estimate the fair value of stock options issued to employees. As a result, the Company lowered its expected volatility assumption for option grants to approximately 30% and increased the expected life of option grants to 6.25 years using the simplified method permitted by SEC SAB No. 107. (See note 1.) The weighted average fair values of the Company’s options granted during 2005, 2004 and 2003 were $10.27, $7.14, and $4.89 per share, respectively. Key assumptions used to apply this pricing model are as follows:

	July 1, 2005 – December 31, 2005	January 1, 2005 – June 30, 2005	2004	2003
Approximate risk-free interest rate	3.22% - 4.47%	3.55% - 4.04%	2.40% - 3.60%	1.89% - 2.91%
Expected life of option grants	6.25 years	4 years	4 years	4 years
Expected volatility of underlying stock	29.6%	77.8% - 79.2%	80.6%	86.6%
Expected volatility of underlying stock price (ATC Mexico and ATC South America Plans)	N/A	N/A	N/A	N/A
Expected annual dividends	N/A	N/A	N/A	N/A

Voluntary Option Exchanges—In February 2004, the Company issued to eligible employees 1,064,353 options with an exercise price of $11.19 per share. These options were issued in connection with a voluntary option exchange program entered into by the Company in August 2003, pursuant to which the Company accepted for surrender and cancelled options to purchase a total of 1,881,981 shares of its Class A common stock having an exercise price of $10.25 or greater. The program, which was offered to both full and part-time employees, excluding the Company’s executive officers and its directors, provided for the grant (at least six months and one day from the surrender date to employees still employed on that date) of new options exercisable for two shares of Class A common stock for every three shares of Class A common stock issuable upon exercise of a surrendered option. No options were granted to any employees who participated in the exchange offer between the cancellation date and the new grant date.

ATC Mexico Stock Option Plan—The Company maintains a stock option plan for its ATC Mexico subsidiary (ATC Mexico Plan). The ATC Mexico Plan provides for the issuance of options to officers, employees, directors and consultants of ATC Mexico. The ATC Mexico Plan limits the number of shares of common stock which may be granted to an aggregate of 360 shares, subject to adjustment based on changes in ATC Mexico’s capital structure. During 2002, ATC Mexico granted options to purchase 318 shares of ATC Mexico common stock to officers and employees. Such options were issued at one time with an exercise price of $10,000 per share. The exercise price per share was at fair market value as determined by the Board of Directors with the assistance of an independent appraisal performed at the Company’s request. The fair value of ATC Mexico Plan options granted during 2002 were $3,611 per share as determined by using the Black-Scholes option pricing model. As described in note 12, all outstanding options were exercised in March 2004. No options under the ATC Mexico Plan were outstanding as of December 31, 2005. (See note 12.)

ATC South America Stock Option Plan—The Company maintains a stock option plan for its ATC South America subsidiary (ATC South America Plan). The ATC South America Plan provides for the issuance of options to officers, employees, directors and consultants of ATC South America. The ATC South America Plan limits the number of shares of common stock which may be granted to an aggregate of 6,144 shares, (an approximate 10.3% interest on a fully-diluted basis), subject to adjustment based on changes in ATC South America’s capital structure. During 2004, ATC South America granted options to purchase 6,024 shares of ATC South America

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock to officers and employees, including Messrs. Gearon and Hess, who received options to purchase an approximate 6.7% and 1.6% interest, respectively. Such options were issued at one time with an exercise price of $1,349 per share. The exercise price per share was at fair market value on the date of issuance as determined by the Board of Directors with the assistance of an independent financial advisor performed at the Company’s request. The fair value of ATC South America Plan options granted during 2004 were $79 per share as determined by using the Black-Scholes option pricing model. Options granted vest upon the earlier to occur of (a) the exercise by or on behalf of Mr. Gearon of his right to sell his interest in ATC South America to the Company, (b) the exercise by the Company of its right to acquire Mr. Gearon’s interest in ATC South America, or (c) July 1, 2006. These options expire ten years from the date of grant. No options under the ATC South America Plan were exercised or cancelled in 2004, and no options were exercisable as of December 31, 2004. In October 2005, in connection with the exercise by Mr. Gearon’s of his right to require the Company to purchase his interest in ATC South America, all options granted pursuant to the ATC South America Stock Option Plan vested in full and were exercised. Upon exercise of these options, the holders received 4,428 shares of ATC South America (representing a 7.8% interest), net of 1,596 shares retained by the Company to satisfy employee tax withholding obligations. The employees holding these shares may require the Company to purchase their interests in ATC South America six months following their issuance, which date will occur in April 2006. As a result of exercises of options granted pursuant to the ATC South America Stock Option Plan, Mr. Gearon owns a 6.5% interest in ATC South America and Mr. Hess owns a 1.2% interest in ATC South America. No options under the ATC South America Plan were granted in 2005, and as of December 31, 2005, no options were outstanding under the ATC South America Plan. (See note 12.)

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s Class A common stock may be purchased during bi-annual offering periods at 85% of the lower of the fair market value on the first or the last day of each offering period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period and may not purchase more than $25,000 worth of stock in a calendar year (based on market values at the beginning of each offering period). The offering periods run from June 1 through November 30 and December 1 through May 31 of each year. During the 2005, 2004 and 2003 offering periods, employees purchased 50,119, 85,750 and 200,287 shares, respectively, at weighted average prices per share of $15.32, $10.64 and $4.80 respectively. At December 31, 2005, 4,002,498 shares remain reserved for future issuance under the plan.

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

Stock Repurchase Program—In November 2005, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company intends to repurchase up to $750.0 million of its Class A common stock through December 2006. The Company expects to utilize cash from operations, borrowings under its credit facilities and cash on hand to fund the repurchase program. Under the program, the Company’s management is authorized to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, the Company entered into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 (Exchange Act), which allows the Company to repurchase its shares during periods when it otherwise might be prevented from doing so under insider trading

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

laws or because of self-imposed trading blackout periods. The program may be discontinued at any time. As of December 31, 2005, the Company had repurchased 2.8 million shares of its Class A common stock for an aggregate of $76.6 million, of which $68.9 million was paid in cash prior to December 31, 2005 and $7.7 million was included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2005. (See note 20.)

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

17.    BUSINESS SEGMENTS

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

The accounting policies applied in compiling segment information below are similar to those described in note 1. In evaluating financial performance, management focuses on segment gross margin and segment operating profit (loss). The Company defines segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. These measures of segment gross margin and segment operating profit (loss) are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), minority interest in net earnings of subsidiaries, income (loss) on equity method investments, income taxes and discontinued operations. For reporting purposes, the rental and management segment includes interest income, TV Azteca, net.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments as of and for the years ended December 31, 2005, 2004 and 2003 is shown in the tables below. The Other column below represents amounts excluded from specific segments, such as non-cash stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; impairments, net loss on sale of long-lived assets, restructuring and merger related expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense).

	R&M	Services	Other	Total
	(in thousands)
Year Ended December 31, 2005
Segment revenues	$929,762	$15,024		$944,786
Segment operating expenses	247,781	8,346		256,127
Interest income, TV Azteca, net	14,232			14,232

Segment gross margin	696,213	6,678		702,891

Selling, general, administrative and development expenses	58,367	3,635	$46,057	108,059
Depreciation, amortization and accretion	398,715	2,028	10,511	411,254
Other expenses			319,132	319,132

Operating profit (loss)	$239,131	$1,015	$(375,700)	$(135,554)

Capital expenditures—continuing operations	$82,155	$2,308	$4,174	$88,637

Year Ended December 31, 2004
Segment revenues	$684,422	$22,238		$706,660
Segment operating expenses	195,242	16,220		211,462
Interest income, TV Azteca, net	14,316			14,316

Segment gross margin	503,496	6,018		509,514

Selling, general, administrative and development expenses	42,070	2,581	$38,443	83,094
Depreciation, amortization and accretion	316,587	2,159	10,703	329,449
Other expenses			422,083	422,083

Operating profit (loss)	$144,839	$1,278	$(471,229)	$(325,112)

Capital expenditures—continuing operations	$37,453	$290	$3,768	$41,511

Capital expenditures—discontinued operations				$670

Year Ended December 31, 2003
Segment revenues	$619,697	$12,796		$632,493
Segment operating expenses	192,380	7,419		199,799
Interest income, TV Azteca, net	14,222			14,222

Segment gross margin	441,539	5,377		446,916

Selling, general, administrative and development expenses	44,300	2,074	$37,118	83,492
Depreciation, amortization and accretion	314,462	3,494	12,458	330,414
Other expenses			360,979	360,979

Operating profit (loss)	$82,777	$(191)	$(410,555)	$(327,969)

Capital expenditures—continuing operations	$50,336	$106	$4,915	$55,357

Capital expenditures—discontinued operations				$6,251

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information relating to the Company’s operating segments is as follows (in thousands):

	Total Assets
	2005	2004
Rental and Management	$7,899,562	$4,072,427
Network Development Services	26,716	55,294
Other	860,576	979,975

	$8,786,854	$5,107,696

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the years ended December 31, 2004 and 2003, one customer within the rental and management and network development services segments, Verizon Wireless, accounted for approximately 12% and 13%, respectively of the Company’s consolidated operating revenues. In the fourth quarter of 2004, a merger transaction was completed between two customers, Cingular Wireless and AT&T Wireless. If the transaction had occurred as of January 1, 2004, the combined revenues of the customer would have accounted for approximately 14% of the Company’s consolidated operating revenues for the year ended December 31, 2004.

18.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The unaudited quarterly results presented below reflect the restatement of the Company’s previously issued financial statements as discussed above in note 2. The information presented below also reflects certain businesses as discontinued operations as described in note 4. As a result, the quarterly data presented herein does not agree to previously issued quarterly statements. Selected quarterly financial data for the years ended December 31, 2005 and 2004 is as follows (in thousands, except per share data):

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,(1)
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
2005:
Operating revenues	$184,355	$188,060	$264,746	$307,625	$944,786
Operating income from continuing operations, as previously reported	30,252	32,641	39,402	40,899	143,194
Operating income from continuing operations, as restated (see note 2)	29,046	30,750	37,173	38,145	135,114
Loss before cumulative effect of change in accounting principle, as previously reported	(31,561)	(31,818)	(20,870)	(51,816)	(136,065)
Loss before cumulative effect of change in accounting principle, as restated (see note 2)	(32,379)	(36,151)	(22,080)	(55,224)	(145,834)
Net loss, as previously reported	(31,561)	(31,818)	(20,870)	(87,341)	(171,590)
Net loss, as restated (see note 2)	(32,379)	(36,151)	(22,080)	(90,749)	(181,359)
Basic and diluted net loss per common share amounts:
Loss before cumulative effect of change in accounting principle, as previously reported	$(0.14)	$(0.14)	$(0.06)	$(0.13)	$(0.45)
Loss before cumulative effect of change in accounting principle, as restated (see note 2)	$(0.14)	$(0.16)	$(0.07)	$(0.13)	$(0.48)
Net loss, as previously reported	$(0.14)	$(0.14)	$(0.06)	$(0.21)	$(0.57)
Net loss, as restated (see note 2)	$(0.14)	$(0.16)	$(0.07)	$(0.22)	$(0.60)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,(1)
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
2004:
Operating revenues	$168,791	$172,292	$180,881	$184,696	$706,660
Operating income from continuing operations, as previously reported	14,216	13,139	20,962	21,437	69,754
Operating income from continuing operations, as restated (see note 2)	11,977	8,462	19,694	18,646	58,779
Net loss, as previously reported	(48,238)	(65,197)	(60,122)	(74,030)	(247,587)
Net loss, as restated (see note 2)	(49,808)	(66,599)	(61,518)	(77,539)	(255,464)
Basic and diluted net loss per common share, as previously reported	$(0.22)	$(0.29)	$(0.27)	$(0.32)	$(1.10)
Basic and diluted net loss per common share, as restated (see note 2)	$(0.23)	$(0.30)	$(0.27)	$(0.34)	$(1.14)

(1)	Effective December 31, 2005, the Company adopted the provisions of FIN No. 47 and recognized a $35.5 million non-cash charge (net of an $11.7 million tax benefit) as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the quarter ended December 31, 2005.

19.    SUBSEQUENT EVENTS

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

Issuer Purchases of Equity Securities—Between January 1, 2006 and March 9, 2006, the Company repurchased 3.9 million shares of Class A common stock for an aggregate of $117.4 million pursuant to its stock repurchase program. As discussed in note 15 above, the Company’s Board of Directors approved a stock repurchase program in November 2005 pursuant to which the Company intends to purchase up to $750.0 million of its Class A common stock through December 2006.

Interest Rate Swap Agreements—In January 2006, the Company entered into two additional interest rate swap agreements to manage exposure to variable rate interest obligations on the Company’s new credit facilities. These swaps have an aggregate notional amount of $100.0 million, a weighted average fixed rate of 4.68% and will expire in October 2010. The Company has designated both swaps as cash flow hedges.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    SUBSEQUENT EVENTS RELATED TO REVIEW OF STOCK OPTION GRANTING PRACTICES AND RELATED ACCOUNTING

As further discussed in note 2 to these consolidated financial statements, the restatement of the Company’s consolidated financial statements corrects certain errors related to (i) stock-based compensation not previously recorded for certain stock option grants, including the related payroll and income tax effects, (ii) additional charges for stock-based compensation expense related to the modification and repricing of certain stock option grants, primarily associated with options awarded to two former executive officers of the Company, and (iii) certain adjustments to income taxes related to an intercompany loan with a foreign subsidiary of the Company. The events set forth below have occurred subsequent to December 31, 2005, and the original filing date of the Form 10-K, and have been included below as they relate to the Company’s review of its stock option granting practices and related accounting.

Legal and Governmental Proceedings—On May 18, 2006, the Company received a letter of informal inquiry from the SEC Division of Enforcement requesting documents related to Company stock option grants and stock option practices. The inquiry is focused on stock options granted to senior management and members of the Company’s Board of Directors during the period 1997 to the present. The Company continues to cooperate with the SEC to provide the requested information and documents.

On May 19, 2006, the Company received a subpoena from the United States Attorney’s Office for the Eastern District of New York for records and information relating to its historic stock option granting practices. The subpoena requests materials related to certain stock options granted between 1995 and the present. The Company continues to cooperate with the U.S. Attorney’s Office to provide the requested information and documents.

On May 26, 2006, a securities class action was filed in United States District Court for the District of Massachusetts against the Company and certain of its current officers by John S. Greenebaum for monetary relief. Specifically, the complaint names the Company, James D. Taiclet, Jr. and Bradley E. Singer as defendants and alleges that the defendants violated federal securities laws in connection with public statements made relating to the Company’s stock option practices and related accounting. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5.

On May 24, 2006 and June 14, 2006, two shareholder derivative lawsuits were filed in Suffolk County Superior Court in Massachusetts by Eric Johnston and Robert L. Garber, respectively. The lawsuits were filed against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties and unjust enrichment in connection with the Company’s historic stock option granting practices. The lawsuits also name the Company as a nominal defendant. The lawsuits seek to recover the damages sustained by the Company and disgorgement of all profits received with respect to the alleged backdated stock options.

On June 13, 2006 and June 22, 2006, two shareholder derivative lawsuits were filed in United States District Court for the District of Massachusetts by New South Wales Treasury Corporation, as Trustee for the Alpha International Managers Trust, and Frank C. Kalil and Don Holland, respectively. The lawsuits were filed against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties, waste of corporate assets, gross mismanagement and unjust enrichment in connection with the Company’s historic stock option granting practices. The lawsuits also name the Company as a nominal defendant. The complaints assert claims under Sections 10(b), 14(a), and 20(a) of the Exchange Act and Rule 10b-5. A third shareholder derivative lawsuit was filed in United States District Court for the District of Massachusetts on August 23, 2006 by Leslie Cramer. The lawsuit was filed against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties and unjust enrichment in connection with the Company’s historic stock option granting practices. The lawsuit also names the Company as a nominal defendant. Each of the three lawsuits seeks to recover the damages sustained by the Company and disgorgement of all profits received with respect to the alleged backdated stock options.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 8, 2006, the Company received a letter addressed to its Board of Directors from a law firm purporting to represent one of Company’s current stockholders requesting that the Board investigate and institute proceedings pursuant to Section 16(b) of the Exchange Act against certain of the Company’s current and former officers and directors to recover short-swing profits earned in connection with purchases and sales of the Company’s equity securities. The Company’s Board of Directors has concluded that there are no grounds on which to pursue the claims raised by the letter and, accordingly, has responded that it will not institute proceedings.

On August 31, 2006, the Company received an Information Document Request from the Internal Revenue Service for documents and information relating to its historic stock option granting practices and related accounting. The Information Document Request requests materials related to certain stock options granted between 1998 and 2005.

The class action and derivative proceedings set forth above are in their early stages and the Company cannot estimate the possible loss or range of loss, if any, associated with their resolution, nor can the Company predict the final disposition of these matters. In the event of an adverse outcome for one or more of these proceedings, these matters could result in a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Stock Repurchase Program—On May 23, 2006, the Company announced that it was temporarily suspending repurchases under its stock repurchase program in light of the uncertainty surrounding the pending review of its historical stock option granting practices and the related governmental proceedings. The Company expects that, once this matter is resolved, it will resume repurchases of its Class A common stock.

Waiver Under Credit Facilities—On August 23, 2006, the Company obtained waivers from the lenders under the American Tower and SpectraSite credit facilities with respect to defaults resulting from the failure by the Company to timely provide lenders with the required financial reports for the quarter ended June 30, 2006, the restatement of the Company’s previously issued financial statements and other potential defaults related to the Company’s historical stock option granting practices. Under the terms of the waivers, the lenders under each of the Company’s credit facilities extended the time of delivery for the Company’s required financial reports for the period ended June 30, 2006 to November 15, 2006. The waivers also waive defaults or events of default that have arisen or may arise in connection with the stock option matter, the Company’s restatement, and certain other related matters. The waivers also provide that for each credit facility, if lenders representing greater than 80% of the sum of the aggregate unutilized commitments plus the aggregate loans then outstanding under the credit facility deliver a notice demanding such financial reports, the waiver will extend only to the 30th day following such notice.

On November 13, 2006, the Company obtained new waivers with respect to defaults resulting from the failure by the Company to timely provide lenders with the required financial reports for the quarters ended June 30, 2006 and September 30, 2006, the restatement of the Company’s previously issued financial statements and other potential defaults related to the Company’s historical stock option granting practices. The new waivers had substantially the same terms as the previous waivers, except that the time of delivery for the Company’s required financial reports is extended to December 22, 2006.

Tax Consequences under Internal Revenue Code Section 409A—As discussed above in note 2, as a result of the review of the Company’s stock option granting practices, the Company has determined that a number of stock options were granted by the Company with exercise prices that were below the quoted market price of the underlying stock on the date of grant. Under Section 409A, part of recently enacted tax legislation, options that were granted with exercise prices below the quoted market price of the underlying stock on the date of grant and that vest after December 31, 2004 will likely be subject to unfavorable tax consequences that did not apply at the time of grant. While the IRS has not issued definitive final guidance under Section 409A, individuals who

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received such options likely will be required to recognize income at vesting, rather than upon exercise, on the amount of the difference between the fair market value of the underlying stock on the date of vesting and the exercise price, plus an additional 20% penalty tax on this amount, plus interest on any tax to be paid. Based on the review of the Company’s stock option granting practices, the Company has determined that options to purchase up to 3.9 million shares of the Company’s Class A common stock held by employees and members of the Company’s Board of Directors may be subject to adverse tax consequences under Section 409A.

In order to remedy the unfavorable personal tax consequences under Section 409A, the Company intends to offer holders of these options the opportunity to amend their affected options. Specifically, the Company expects to conduct a tender offer for the affected options, pursuant to which the Company will offer to amend the affected options to increase the option grant price to the quoted market price on the revised grant date, and to give the option holders (excluding officers and Directors) a cash payment for the difference in option grant price between the amended option and the original price. The Company will account for the financial impact of the tender offer as a stock option modification under SFAS No. 123R, resulting in an estimated increase to stock-based compensation expense and additional paid-in capital of up to $0.3 million in the Company’s consolidated financial statements to be recognized over the vesting period of the modified options. The Company also expects aggregate cash payments to option holders to approximate up to $4.0 million, which will be recorded as a reduction to additional paid-in capital in the Company’s consolidated financial statements in the fourth quarter of 2006 and will be paid in the first quarter of 2007.

21.    SUBSIDIARY GUARANTEES

ATI’s payment obligations under the ATI 7.25% Notes are fully and unconditionally guaranteed on a joint and several basis by American Tower Corporation (the Parent) and substantially all of the wholly owned domestic subsidiaries of ATI and the Parent, other than SpectraSite and its subsidiaries (collectively Guarantor Subsidiaries). Prior to the Company’s redemption of the ATI 12.25% Notes in February 2006, the ATI 12.25% Notes were likewise fully and unconditionally guaranteed on a joint and several basis by ATI, the Parent and the Guarantor Subsidiaries. The ATI 7.25% Notes and the subsidiary guarantees under the ATI 7.25% Notes are subordinated to all indebtedness under the American Tower credit facility and the SpectraSite credit facility.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As described in note 2, subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2005, management determined that certain of its previously issued financial statements should be restated. In connection with this restatement, the Company determined that it should also restate its previously presented condensed consolidating financial data for the three years ended December 31, 2005. The following schedule presents the amounts as originally reported in the Company’s condensed consolidating balance sheet as of December 31, 2005 and the condensed consolidating statements of operations for the year ended December 31, 2005, and the corresponding restated amounts as described in note 2 (in thousands):

	Parent	ATI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
December 31, 2005:
As originally reported:
Total assets	$6,065,006	$2,002,118	$1,899,813	$4,195,031	$(5,393,748)	$8,768,220
Total equity	4,529,880	321,492	1,899,199	3,169,757	(5,393,748)	4,526,580
Net (loss) income	(171,590)	(201,361)	138,041	(12,225)	75,545	(171,590)
As restated:
Total assets	$6,080,247	$2,002,118	1,899,813	$4,195,031	$(5,390,355)	$8,786,854
Total equity	4,545,121	318,099	1,899,199	3,169,757	(5,390,355)	4,541,821
Net (loss) income	(181,359)	(210,542)	137,455	(12,770)	85,857	(181,359)

In addition to the restatement described in note 2, subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2004, management determined that the previously presented condensed consolidating financial data for 2004 and 2003 did not reflect certain intercompany loans, related interest and management fees. The current presentation has been restated to reflect all intercompany activity related to these entities. The changes in presentation did not affect the Company’s consolidated financial position or results of operations, nor did the changes adversely impact the Company’s compliance with debt covenants or ratios.

The following schedule presents the amounts as originally reported in the Company’s condensed consolidating balance sheet as of December 31, 2004 and the condensed consolidating statements of operations for the years ended December 31, 2004 and 2003, and the corresponding restated amounts as described above and in note 2 (in thousands):

	Parent	ATI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
December 31, 2004:
As originally reported:
Total assets	$3,341,054	$3,640,154	$505,165	$561,717	$(2,962,118)	$5,085,972
Total equity	1,470,953	1,965,231	501,677	495,210	(2,962,118)	1,470,953
Net (loss) income	(247,587)	(140,749)	22,742	24,362	93,645	(247,587)
As restated:
Total assets	3,360,868	2,054,797	2,043,797	576,023	(2,927,789)	5,107,696
Total equity	1,490,767	377,964	2,040,309	509,516	(2,927,789)	1,490,767
Net (loss) income	(255,464)	(215,103)	89,325	4,911	120,867	(255,464)

December 31, 2003:
Net (loss) income as originally reported	$(325,321)	$(141,599)	$2,301	$(18,282)	$157,580	$(325,321)
Net (loss) income as restated	(328,959)	(217,500)	74,679	(31,296)	174,117	(328,959)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

(In thousands)

(As restated, see note 2)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,010	$43,973	$110	$33,608		$112,701
Accounts receivable, net		20,374	1,812	14,809		36,995
Prepaid and other current assets	4,995	23,529		16,299		44,823
Deferred income taxes	8,119			23,240		31,359

Total current assets	48,124	87,876	1,922	87,956		225,878

PROPERTY AND EQUIPMENT, net		1,814,216	18,072	1,628,238		3,460,526
INTANGIBLE ASSETS, net	25,916	1,285,631	48,908	2,859,408		4,219,863
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	5,319,999	25,973	44,383		$(5,390,355)
INTERCOMPANY NOTES (PAYABLE) RECEIVABLE		(1,400,277)	1,786,528	(386,251)
OTHER LONG-TERM ASSETS	686,208	188,699		5,680		880,587

TOTAL	$6,080,247	$2,002,118	$1,899,813	$4,195,031	$(5,390,355)	$8,786,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$32,229	$102,572	$516	$81,484		$216,801
Current portion of long-term obligations	48	161,237		868		162,153
Other current liabilities		37,526		40,129		77,655

Total current liabilities	32,277	301,335	516	122,481		456,609

LONG-TERM OBLIGATIONS	1,499,763	1,217,436		734,077		3,451,276
OTHER LONG-TERM LIABILITIES	3,086	165,248	98	158,922		327,354

Total liabilities	1,535,126	1,684,019	614	1,015,480		4,235,239

MINORITY INTEREST IN SUBSIDIARIES				9,794		9,794
STOCKHOLDERS’ EQUITY	4,545,121	318,099	1,899,199	3,169,757	$(5,390,355)	4,541,821

TOTAL	$6,080,247	$2,002,118	$1,899,813	$4,195,031	$(5,390,355)	$8,786,854

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands)

(As restated, see note 2)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$609,605	$6,529	$328,652		$944,786
Operating expenses		542,220	8,309	259,143		809,672

Operating income (loss) from continuing operations		67,385	(1,780)	69,509		135,114
Other income (expense):
Interest income, TV Azteca, net				14,232		14,232
Interest (expense) income, net	(94,796)	(221,747)	154,330	(55,804)		(218,017)
Other (expense) income	(24,663)	(46,780)	8,989	(4,429)		(66,883)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(119,459)	(201,142)	161,539	23,508		(135,554)
Income tax benefit (provision)	10,614	7,265	(7,485)	(16,108)		(5,714)
Minority interest in net earnings of subsidiaries				(575)		(575)
Loss on equity method investments		(2,078)				(2,078)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(71,248)	1,987	(16,596)		$85,857

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(180,093)	(193,968)	137,458	6,825	85,857	(143,921)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT	(1,266)	(644)	(3)			(1,913)

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(181,359)	(194,612)	137,455	6,825	85,857	(145,834)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT		(15,930)		(19,595)		(35,525)

NET (LOSS) INCOME	$(181,359)	$(210,542)	$137,455	$(12,770)	$85,857	$(181,359)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands)

(As restated, see note 2)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2004

(In thousands)

(As restated, see note 2)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$193,483	$6,174	$307	$15,593		$215,557
Accounts receivable, net		33,880	471	4,283		38,634
Prepaid and other current assets	3,793	33,243	3,102	5,229		45,367
Deferred income taxes	6,090					6,090
Assets held for sale			3,389			3,389

Total current assets	203,366	73,297	7,269	25,105		309,037

PROPERTY AND EQUIPMENT, net		1,977,603	18,466	277,287		2,273,356
INTANGIBLE ASSETS, net	36,463	1,390,729	9,853	140,941		1,577,986
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	2,464,998	24,149	438,642		$(2,927,789)
INTERCOMPANY NOTES (PAYABLE) RECEIVABLE		(1,583,848)	1,569,542	14,306
OTHER LONG-TERM ASSETS	656,041	172,867	25	118,384		947,317

TOTAL	$3,360,868	$2,054,797	$2,043,797	$576,023	$(2,927,789)	$5,107,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$36,954	$101,784	$2,932	$21,378		$163,048
Current portion of long-term obligations	133,046	4,855		485		138,386
Other current liabilities		32,233	458	(10)		32,681

Total current liabilities	170,000	138,872	3,390	21,853		334,115

LONG-TERM OBLIGATIONS	1,698,827	1,421,768		34,633		3,155,228
OTHER LONG-TERM LIABILITIES	1,274	116,193	98	3,940		121,505

Total liabilities	1,870,101	1,676,833	3,488	60,426		3,610,848

MINORITY INTEREST IN SUBSIDIARIES				6,081		6,081

STOCKHOLDERS’ EQUITY	1,490,767	377,964	2,040,309	509,516	$(2,927,789)	1,490,767

TOTAL	$3,360,868	$2,054,797	$2,043,797	$576,023	$(2,927,789)	$5,107,696

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(In thousands)

(As restated, see note 2)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$564,022	$15,003	$127,635		$706,660
Operating expenses		534,681	15,140	98,060		647,881

Operating income (loss) from continuing operations		29,341	(137)	29,575		58,779
Other income (expense):
Interest income, TV Azteca, net				14,316		14,316
Interest (expense) income, net	$(132,111)	(257,909)	132,960	(333)		(257,393)
Other expense	(69,243)	(71,021)	(5)	(545)		(140,814)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(201,354)	(299,589)	132,818	43,013		(325,112)
Income tax benefit (provision)	70,474	94,866	(46,327)	(35,675)		83,338
Minority interest in net earnings of subsidiaries				(2,366)		(2,366)
Loss on equity method investments		(2,915)				(2,915)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(125,884)	1,426	3,591		$120,867

(LOSS) INCOME FROM CONTINUING OPERATIONS	(256,764)	(206,212)	90,082	4,972	120,867	(247,055)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (PROVISION)	1,300	(8,891)	(757)	(61)		(8,409)

NET (LOSS) INCOME	$(255,464)	$(215,103)	$89,325	$4,911	$120,867	$(255,464)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(In thousands)

(As restated, see note 2)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

(In thousands)

(As restated, see note 2)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$530,058	$4,131	$98,304		$632,493
Operating expenses		555,051	6,177	84,133		645,361

Operating (loss) income from continuing operations		(24,993)	(2,046)	14,171		(12,868)
Other income (expense):
Interest income, TV Azteca, net				14,222		14,222
Interest (expense) income, net	$(144,872)	(261,635)	133,349	(1,370)		(274,528)
Other expense	(34,285)	(19,402)		(1,108)		(54,795)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(179,157)	(306,030)	131,303	25,915		(327,969)
Income tax benefit (provision)	37,590	109,275	(45,923)	(15,375)		85,567
Minority interest in net earnings of subsidiaries				(3,703)		(3,703)
Loss on equity method investments	(9,994)	(11,227)				(21,221)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(177,398)	(2,184)	5,465		$174,117

(LOSS) INCOME FROM CONTINUING OPERATIONS	(328,959)	(210,166)	90,845	6,837	174,117	(267,326)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(7,334)	(16,166)	(38,133)		(61,633)

NET (LOSS) INCOME	$(328,959)	$(217,500)	$74,679	$(31,296)	$174,117	$(328,959)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

(In thousands)

(As restated, see note 2)

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

4.6

Indenture, dated as of August 20, 2004, by and between the Company and The Bank of New York, as Trustee, for the 3.00% Convertible Notes Due

August 15, 2012, including the form of 3.00% Convertible Note

4.3(11)

4.7	Indenture, dated as of October 5, 2004, by and between the Company and The Bank of New York, as Trustee, for the 7.125% Senior Notes Due 2012, including the form of 7.125% Senior Note	4.1(12)

4.8	Supplemental Indenture No. 1, dated as of December 6, 2004, by and between the Company and The Bank of New York, as Trustee, supplementing the indenture for the 7.125% Senior Notes Due 2012, dated as of October 5, 2004	4.1(13)

4.9	Warrant Agreement, dated as of January 29, 2003, by and among the Company and the Bank of New York, as warrant agent	4.6(6)

4.10	Form of Warrant to purchase an aggregate of 11,389,012 shares of Class A Common Stock	4.7(6)

4.11	Warrant Agreement, dated as of February 10, 2003, by and between SpectraSite, Inc. and EquiServe Trust Company, N.A., as warrant agent (incorporated by reference from Exhibit 10.4 to the SpectraSite Holdings, Inc. Current Report on Form 8-K (File No. 000-27217) filed on February 11, 2003)	10.4

4.12	Amendment No.1 to Warrant Agreement, dated as of August 8, 2005, by and among American Tower Corporation, SpectraSite, Inc., The Bank of New York and EquiServe Trust Company, N.A.	4.2(17)

10.1	Amended and Restated American Tower Systems Corporation 1997 Stock Option Plan, as amended May 17, 2001	10.1(5)*

10.2	American Tower Corporation 2000 Employee Stock Purchase Plan	10.18(3)*

10.3	First Amendment to American Tower Corporation 2000 Employee Stock Purchase Plan, dated as of November 13, 2003	10.3(9)*

10.4	ATC Mexico Holding Corp. 2001 Stock Option Plan	10.3(6)*

10.5	ATC South America Holding Corp. 2004 Stock Option Plan	10.2(10)*

10.6	2003 Equity Incentive Plan of SpectraSite, Inc. (incorporated by reference from Exhibit 10.6 to the SpectraSite Holdings, Inc. Current Report on
	Form 8-K (File No. 000-27217) filed on February 11, 2003)	10.6*

10.7	Amendment No. 1 to the 2003 Equity Incentive Plan of SpectraSite, Inc. (incorporated by reference from Exhibit 10.11 to the SpectraSite, Inc. Registration Statement on Form S-1 (File No. 333-112154) filed on
	February 2, 2004)	10.11*

Exhibit No.	Description of Document	Exhibit File No.
10.8	Stockholder/Optionee Agreement dated as of January 1, 2004 by and among ATC South America Holding Corp., American Tower Corporation, American Tower International, Inc., J. Michael Gearon, Jr. and the Persons who from time to time may execute a counterpart thereto	10.3(10)*

10.9	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and J. Michael Gearon, Jr.	10.4(10)*

10.10	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	Previously filed as Exhibit 10.10*

10.11	Letter Agreement, dated as of August 22, 2001, by and between the Company and James D. Taiclet, Jr.	10.4(6)*

10.12	Letter Agreement, dated as of November 7, 2003, by and between the Company and Steven J. Moskowitz	10.10(9)*

10.13	Letter Agreement, dated as of November 7, 2003, by and between the Company and William H. Hess	10.11(9)*

10.14	Letter Agreement, dated as of November 7, 2003, by and between the Company and Bradley E. Singer	10.12(9)*

10.15	Letter Agreement, dated as of February 12, 2004, by and between the Company and J. Michael Gearon, Jr.	10.25(9)*

10.16	American Tower Retirement Plan for Steven B. Dodge, dated as of December 31, 2003, by and between the Company and Steven B. Dodge	10.13(9)*

10.17	Employment Agreement, dated as of January 24, 2004, by and between the Company and Steven B. Dodge	10.14(9)*

10.18	Amended and Restated Registration Rights Agreement, dated as of February 25, 1999, by and among the Company and each of the parties named therein	10.2(5)

10.19	Warrant Registration Rights Agreement, dated as of January 29, 2003, by and among the Company and the Initial Purchasers named therein with respect to Warrants to purchase shares of Class A Common Stock of the Company	10.12(6)

10.20	Registration Rights Agreement, dated as of August 4, 2003, by and among the Company and the Initial Purchasers named therein with respect to the 3.25% Convertible Notes due 2010	4.4(7)

10.21	Registration Rights Agreement, dated as of August 20, 2004, between the Company and Goldman, Sachs & Co., as Initial Purchaser, with respect to the 3.00% Convertible Notes due 2012	4.4(11)

10.22	Loan Agreement dated as of October 27, 2005 by and among American Tower L.P., American Towers, Inc., American Tower International, Inc. and American Tower LLC, as Borrowers, The Toronto Dominion Bank, New York Branch, as Issuing Bank, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the several lead-arrangers and joint bookrunners, co-arrangers and co-documentation agents and the several lenders that are parties thereto	99.2(16)

10.23	Loan Agreement dated as of October 27, 2005 by and among SpectraSite Communications, Inc., as Borrower, The Toronto Dominion Bank, New York Branch, as Issuing Bank, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the several lead-arrangers and joint bookrunners, co-arrangers and co-documentation agents and the several lenders that are parties thereto	99.3(16)

Exhibit No.	Description of Document	Exhibit File No.
10.24	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q (File No. 000-27217) filed on May 11, 2001)	10.2

12	Statement Regarding Computation of Earnings to Fixed Charges	Filed herewith as Exhibit 12

21	Subsidiaries of the Company	Previously filed as Exhibit 21

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certifications pursuant to 18 U.S.C. Section 1350	Filed herewith as Exhibit 32

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(a)(3).