Form 10-Q/A
period 2006-03-31
AMERICAN TOWER CORP /MA/
filed 2006-11-29
CIK 1053507

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

EXPLANATORY NOTE

American Tower Corporation (the “Company”) is filing this amendment (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “Original Filing”) to reflect the restatement of its condensed consolidated financial statements as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005, and certain other changes described below. The restatement of the Original Filing reflected in this Amendment corrects certain errors related to (i) stock-based compensation not previously recorded for certain stock option grants, including the related payroll and income tax effects, (ii) additional charges for stock-based compensation expense related to the modification and repricing of certain stock option grants, primarily associated with options awarded to a former executive officer of the Company, and (iii) changes to income taxes related to the tax effects of foreign currency fluctuations on an intercompany loan with a foreign subsidiary of the Company. These corrections are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Amendment and in note 2 to the condensed consolidated financial statements included in Item 1 of this Amendment.

The Company’s decision to restate its previously issued financial statements was based, in part, on an independent review of its historical stock option granting practices and related accounting. On May 19, 2006, the Company announced that its Board of Directors had established a special committee of independent directors to conduct a review of the Company’s stock option granting practices and related accounting with the assistance of independent legal counsel and forensic auditors. The special committee determined that, for certain stock option grants, the legal grant dates when all necessary corporate action had been taken differ from the dates previously recorded by the Company for financial accounting and tax purposes. The findings of the special committee are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Amendment.

In connection with the review by the special committee, the Company undertook a review of option grant dates recorded by the Company for financial accounting and tax purposes. Based on the Company’s facts and circumstances, the Company concluded that it should use the legal grant date, as determined by the special committee, as the accounting measurement date for such awards. Accordingly, based on this conclusion, the Company applied new measurement dates to the affected stock option grants and, as a result, determined that charges for stock-based compensation expense and related payroll and income tax effects were required in instances where the quoted market price of the underlying stock at the new measurement date exceeded the employee’s exercise price, in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and SFAS No. 123R “Share-Based Payment.” In addition, the Company recorded charges for penalties and interest related to the failure to properly withhold employee taxes upon exercise of certain stock options that were originally classified as incentive stock options, but were recharacterized as non-qualified stock options as a result of applying a new measurement date to such options.

Changes have been made to the following items in this Amendment as a result of the changes described above:

Part I	— Item 1. Unaudited Condensed Consolidated Financial Statements

— Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

— Item 4. Controls and Procedures

Part II	— Item 1. Legal Proceedings

— Item 6. Exhibits

For ease of reference, this Amendment sets forth the Original Filing in its entirety. However, this Amendment does not reflect events that have occurred after May 10, 2006, the filing date of the Original Filing, or modify or update the disclosures presented in the Original Filing, except to reflect the changes described above and to disclose certain related events, which are described in note 12 to the condensed consolidated financial statements included in Item 1 of this Amendment, and to make clarifications to certain disclosures.

Accordingly, this Amendment should be read in conjunction with the Company’s periodic filings made with the Securities and Exchange Commission (“SEC”) subsequent to the filing date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the filing date of the Original Filing. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of the filing date of the Original Filing.

Concurrently with the filing of this Amendment, the Company is also filing an amended Annual Report on Form 10-K/A (the “Form 10-K/A”) for the year ended December 31, 2005, a Quarterly Report on Form 10-Q for the period ended June 30, 2006 and a Quarterly Report on Form 10-Q for the period ended September 30, 2006. Other than this Amendment and the Form 10-K/A, the Company has not amended and does not intend to amend any of its other periodic reports filed prior to the filing date of this Amendment for periods affected by the restatement. For this reason, the consolidated financial statements, auditors’ reports and related financial information contained in all such other previously filed reports should not be relied upon.

AMERICAN TOWER CORPORATION

INDEX

FORM 10-Q/A AMENDMENT NO. 1 TO QUARTERLY REPORT

QUARTER ENDED MARCH 31, 2006

PART 1.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(as restated, see note 2)	(as restated, see note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,573	$112,701
Accounts receivable, net of allowances of $13,029 and $15,071, respectively	33,216	36,995
Prepaid and other current assets	77,266	44,823
Deferred income taxes	31,359	31,359

Total current assets	227,414	225,878

PROPERTY AND EQUIPMENT, net	3,386,262	3,460,526
GOODWILL	2,142,504	2,142,551
OTHER INTANGIBLE ASSETS, net	2,026,232	2,077,312
DEFERRED INCOME TAXES	520,649	523,293
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	384,991	357,294

TOTAL	$8,688,052	$8,786,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$179,184	$178,951
Accrued interest	52,652	37,850
Current portion of long-term obligations	277,471	162,153
Unearned revenue	71,090	77,655

Total current liabilities	580,397	456,609

LONG-TERM OBLIGATIONS	3,332,080	3,451,276
OTHER LONG-TERM LIABILITIES	337,578	327,354

Total liabilities	4,250,055	4,235,239

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN SUBSIDIARIES	9,922	9,794
STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 1,000,000,000 shares authorized; 428,780,174 and 415,636,595 shares issued, and 420,328,652 and 412,654,855 shares outstanding, respectively	4,288	4,156
Additional paid-in capital	7,427,975	7,383,320
Accumulated deficit	(2,763,341)	(2,761,404)
Unearned compensation		(2,497)
Accumulated other comprehensive income (loss)	5,624	(803)
Treasury stock (8,451,522 and 2,981,740 shares at cost)	(246,471)	(80,951)

Total stockholders’ equity	4,428,075	4,541,821

TOTAL	$8,688,052	$8,786,854

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
	(as restated, see note 2)	(as restated, see note 2)
REVENUES:
Rental and management	$316,259	$181,570
Network development services	4,150	2,785

Total operating revenues	320,409	184,355

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	79,541	48,225
Network development services	2,071	1,432
Depreciation, amortization and accretion	133,261	81,971
Selling, general, administrative and development expense (including stock-based compensation expense of $9,511 and $761, respectively)	36,313	20,904
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense (including stock-based compensation expense in 2005 of $205)	1,514	2,777

Total operating expenses	252,700	155,309

OPERATING INCOME FROM CONTINUING OPERATIONS	67,709	29,046

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $373 and $373, respectively	3,498	3,498
Interest income	1,358	699
Interest expense	(54,257)	(54,716)
Loss on retirement of long-term obligations	(21,577)	(15,042)
Other income	3,729	670

Total other expense	(67,249)	(64,891)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND INCOME (LOSS) ON EQUITY METHOD INVESTMENTS	460	(35,845)
Income tax (provision) benefit	(1,826)	4,702
Minority interest in net earnings of subsidiaries	(257)	(55)
Income (loss) on equity method investments	4	(1,098)

LOSS FROM CONTINUING OPERATIONS	(1,619)	(32,296)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $171 and $45, RESPECTIVELY	(318)	(83)

NET LOSS	$(1,937)	$(32,379)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.01)	$(0.14)
Loss from discontinued operations

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	417,379	230,158

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Three Months Ended March 31,
	2006	2005
	(as restated, see note 2)	(as restated, see note 2)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(1,937)	$(32,379)
Other non-cash items reflected in statements of operations (primarily depreciation and amortization)	158,617	109,236
Non-cash stock-based compensation expense	9,511	966
(Increase) decrease in assets	(30,762)	13,606
Increase in liabilities	16,267	1,126

Cash provided by operating activities	151,696	92,555

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(28,376)	(15,881)
Payments for acquisitions	(724)	(932)
Payments for acquisition of Mexico minority interest		(7,270)
Proceeds from sale of businesses and other long-term assets	1,636	910
Deposits, investments and other long-term assets	(50)	(310)

Cash used for investing activities	(27,514)	(23,483)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Borrowings under credit facilities	179,000
Repayment of notes payable, credit facilities and capital leases	(182,024)	(169,086)
Purchases of Class A common stock	(162,680)
Net proceeds from stock options and warrants	16,179	7,500
Deferred financing costs and other financing activities	(1,785)	(246)

Cash used for financing activities	(151,310)	(161,832)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,128)	(92,760)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	112,701	215,557

CASH AND CASH EQUIVALENTS, END OF PERIOD	$85,573	$122,797

CASH PAID FOR INCOME TAXES	$7,333	$3,911

CASH PAID FOR INTEREST	$34,971	$37,255

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of convertible notes (excluding loss on retirement)	$22,004
Increase in fair value of cash flow hedges (net of a tax provision of $3,460)	6,427
Assets acquired through capital leases	544
Issuance of Class A common stock in connection with the acquisition of Mexico minority interest		2,831

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.    Description of Business, Basis of Presentation and Accounting Policies

American Tower Corporation and subsidiaries (collectively, ATC or the Company) is an independent owner, operator and developer of wireless and broadcast communications sites in the United States, Mexico and Brazil. The Company’s primary business, as discussed in note 8, is the leasing of antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies. The Company also operates distributed antenna systems within buildings and provides limited network development services that support its rental and management operations and the addition of new tenants and equipment on its sites.

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

The Company completed its merger with SpectraSite, Inc. in August 2005, as more fully described in note 4. The merger was approved by the stockholders of the Company and SpectraSite, Inc. on August 3, 2005, and the results of operations of SpectraSite have been included in the Company’s accompanying condensed consolidated financial statements as of August 3, 2005.

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

Except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment” (SFAS No. 123R) on January 1, 2006, the Company’s significant accounting policies and estimates for the three months ended March 31, 2006 have not changed from December 31, 2005, as detailed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005. (See note 3.)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

Reclassifications—Certain reclassifications have been made to the accompanying 2005 condensed consolidated financial statements and related notes to conform to the 2006 presentation. The Company changed its classification to aggregate all segment and corporate selling, general, administrative and development expenses previously included in rental and management expense, network development services expense and corporate, general, administrative and development expense into one line item entitled selling, general, administrative and development expense. The change in classification for the three months ended March 31, 2005 resulted in decreases in rental and management expense and network development services expense of $12.0 million and $0.8 million, respectively, with a corresponding increase in selling, general, administrative and development expense of $12.8 million from amounts previously reported. The Company made this change in classification to enable the evaluation of the Company’s rental and management segment gross margin, which is calculated based on direct tower-level expenses and does not include selling, general, administrative and development expense related to the rental and management segment. (See note 8.)

2.    Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended March 31, 2006, the Company determined that certain of its previously issued financial statements should be restated to correct certain errors related to (i) stock-based compensation not previously recorded for certain stock option grants, including the related payroll and income tax effects, (ii) additional charges for stock-based compensation expense related to the modification and repricing of certain stock option grants, primarily associated with options awarded to a former executive officer of the Company, and (iii) changes to income taxes related to the tax effects of foreign currency fluctuations on an intercompany loan with a foreign subsidiary of the Company. Accordingly, the Company has restated its condensed consolidated financial statements as of March 31, 2006 and December 31, 2005 and for each of the three month periods ended March 31, 2006 and 2005 to reflect these corrections in the proper periods.

The following table reconciles as previously reported to as restated net loss (in thousands):

	Three Months Ended March 31,
	2006	2005
As Previously Reported	$(2,585)	$(31,561)
(Increase) decrease to net loss:
Stock-Based Compensation Adjustments Related to Revised Accounting Measurement Dates (including related Payroll Tax Effects), net of tax	(492)	(911)
Stock-Based Compensation Adjustments Related to Modifications and Repricings, net of tax	(199)	21
Income Taxes Related to Foreign Currency Denominated Loan	1,339	72

Total decrease (increase) in net loss	648	(818)

As Restated	$(1,937)	$(32,379)

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

Stock-Based Compensation Adjustments Related to Revised Accounting Measurement Dates—In connection with the review by the special committee, the Company undertook a review of option grant dates recorded for financial accounting and tax purposes. Based on the Company’s facts and circumstances, the Company concluded that it should use the legal grant date, as determined by the special committee, as the accounting measurement date for such awards. Accordingly, based on this conclusion, the Company applied new measurement dates to the affected stock option grants and, as a result, determined that charges for stock-based compensation expense and related payroll and income tax effects were required in instances where the quoted market price of the underlying stock at the new measurement date exceeded the employee’s exercise price, in accordance with APB No. 25 “Accounting for Stock Issued to Employees” and SFAS No. 123R. As a result of the changes in accounting measurement dates discussed above, the Company recorded additional stock-based compensation expense.

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

In addition to the tax consequences described in the preceding paragraph, under Section 409A of the Internal Revenue Code (Section 409A), individuals who received options with exercise prices below the quoted market price of the underlying stock at the legal grant date likely will be subject to additional taxes and penalties with respect to options that vest after December 31, 2004. Holders of these options likely will be required to recognize income at vesting, rather than upon exercise, on the amount of the difference between the fair market value of the underlying stock on the date of vesting and the exercise price, plus an additional 20% penalty tax on this amount, plus interest on any tax to be paid. In order to remedy the unfavorable personal tax consequences under Section 409A, the Company intends to provide holders of these options the opportunity to amend their affected options through a tender offer as discussed in note 12.

Stock-Based Compensation Adjustments Related to Modifications and Repricings—The Company also determined that it should have recorded stock-based compensation expense associated with the modification and repricing of certain stock option grants. The expense for the three months ended March 31, 2006 and 2005 relates primarily to options awarded to a former executive officer of the Company that should have been accounted for as an indirect repricing.

Income Taxes Related to Foreign Currency Denominated Loan—In addition, the restatement of the Company’s previously issued financial statements includes changes to the income tax benefit relating to the tax effects of foreign currency fluctuations on a foreign currency denominated intercompany loan between two wholly owned subsidiaries of the Company. The Company determined that the tax effects of foreign currency gains and losses on the intercompany loan were not properly recorded, as the Company should have treated such gains and losses as taxable at the subsidiary level and the tax effect should not have been eliminated by the Company in consolidation. As a result, the Company recorded a (decrease) increase to the income tax (provision) benefit.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following schedules reconcile the amounts as previously reported in the Company’s condensed consolidated statements of operations for each of the three month periods ended March 31, 2006 and 2005, and the condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005, to the corresponding restated amounts, which reflect the restatement adjustments described above (in thousands, except per share amounts):

	Condensed Consolidated Statements of Operations
	As previously reported	Restatement Adjustments	As restated
Three Months Ended March 31, 2006
Selling, general, administrative and development expense	$34,975	$1,338	$36,313
Total operating expenses	251,362	1,338	252,700
Operating income from continuing operations	69,047	(1,338)	67,709
Income from continuing operations before income taxes, minority interest and income (loss) on equity method investments	1,798	(1,338)	460
Income tax provision	(3,812)	1,986	(1,826)
Loss from continuing operations	(2,267)	648	(1,619)
Net loss	(2,585)	648	(1,937)
Basic and diluted net loss per common share	(0.01)		(0.01)

Three Months Ended March 31, 2005
Selling, general, administrative and development expense	$19,698	$1,206	$20,904
Total operating expenses	154,103	1,206	155,309
Operating income from continuing operations	30,252	(1,206)	29,046
Loss from continuing operations before income taxes, minority interest and income (loss) on equity method investments	(34,639)	(1,206)	(35,845)
Income tax benefit	4,338	364	4,702
Loss from continuing operations	(31,454)	(842)	(32,296)
Loss from discontinued operations, net	(107)	24	(83)
Net loss	(31,561)	(818)	(32,379)
Basic and diluted net loss per common share	(0.14)		(0.14)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

	Condensed Consolidated Balance Sheet
	As previously reported	Restatement Adjustments	As restated

March 31, 2006
Deferred income taxes	$500,029	$20,620	$520,649
Total assets	8,667,432	20,620	8,688,052
Accounts payable and accrued expenses	175,010	4,174	179,184
Total current liabilities	576,223	4,174	580,397
Total liabilities	4,245,881	4,174	4,250,055
Additional paid-in capital	7,361,766	66,209	7,427,975
Accumulated deficit	(2,713,578)	(49,763)	(2,763,341)
Total stockholders’ equity	4,411,629	16,446	4,428,075
Total liabilities and stockholders’ equity	8,667,432	20,620	8,688,052

December 31, 2005
Deferred income taxes	$504,659	$18,634	$523,293
Total assets	8,768,220	18,634	8,786,854
Accounts payable and accrued expenses	175,558	3,393	178,951
Total current liabilities	453,216	3,393	456,609
Total liabilities	4,231,846	3,393	4,235,239
Additional paid-in capital	7,317,668	65,652	7,383,320
Accumulated deficit	(2,710,993)	(50,411)	(2,761,404)
Total stockholders’ equity	4,526,580	15,241	4,541,821
Total liabilities and stockholders’ equity	8,768,220	18,634	8,786,854

3.    Stock-Based Compensation

Change in Accounting for Stock-Based Compensation—In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, which supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under this new standard, companies are no longer permitted to account for share-based compensation transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies are required to account for such transactions using a fair value method and recognize the related expense associated with share-based payments in the statement of operations. The Company adopted SFAS No. 123R as of January 1, 2006 under the modified prospective method, pursuant to which compensation expense for all share-based payments granted or modified after the effective date is recognized based upon the requirements of SFAS No. 123R. Accordingly, prior period amounts have not been restated related to the adoption of SFAS No. 123R. SFAS No. 123R requires companies to recognize stock-based compensation awards granted to employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the accounting measurement date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The fair value of stock options is calculated using the Black-Scholes option pricing model. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Under APB No. 25, the Company previously recorded the impact of forfeitures as they occurred.

The adoption of SFAS No. 123R resulted in stock-based compensation expense of $9.5 million, which is reflected in selling, general, administrative and development expense in the accompanying condensed

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

consolidated statement of operations for the three months ended March 31, 2006. For the three months ended March 31, 2006, this stock-based compensation expense caused income (loss) from continuing operations before income taxes, minority interest and income (loss) on equity method investments to decrease by $9.5 million, net loss to increase by $6.6 million (net of a tax benefit of $2.9 million). For the three months ended March 31, 2006, basic and diluted net loss per common share increased by $0.02, as a result of the adoption of SFAS No. 123R. The Company did not capitalize any stock-based compensation during the three months ended March 31, 2006.

Under the provisions of SFAS No. 123R, the Company is no longer required to recognize unearned compensation, a contra-equity account representing the amount of unrecognized stock-based compensation expense that is reduced as expense is recognized, at the date employee stock-based awards are granted. Accordingly, as of January 1, 2006 the Company reclassified $2.5 million of unearned compensation related to unvested options assumed in the merger with SpectraSite, Inc. to additional paid-in capital.

Prior to the adoption of SFAS No. 123R, the Company complied with the provisions of APB No. 25 to account for equity grants and awards to employees, officers and directors and the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” In accordance with APB No. 25, the Company had recognized compensation expense based on the excess, if any, of the quoted stock price at the accounting measurement date of the award over the employee’s exercise price.

The following table illustrates the effect on net loss and net loss per common share if the Company had recorded compensation expense for stock-based compensation in the three months ended March 31, 2005 based on the fair value recognition provisions of SFAS No. 123. As set forth in the table below, the pro forma net loss and pro forma net loss per share for the three months ended March 31, 2006, when calculated in accordance with the provisions of SFAS No. 123, is the same as when calculated in accordance with the provisions of SFAS No. 123R. The amounts for the three months ended March 31, 2006 are included below only to provide the detail for comparative presentation to the three months ended March 31, 2005 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Net loss as restated	$(1,937)	$(32,379)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	6,639	628
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,639)	(4,287)

Pro-forma net loss	$(1,937)	$(36,038)

Basic and diluted net loss per share—as restated	$(0.01)	$(0.14)
Basic and diluted net loss per share—pro forma	$(0.01)	$(0.16)

Summary of Stock-Based Compensation Plans—The Company maintains a stock option plan for directors, officers and employees (the ATC Plan), which provides for non-qualified and incentive stock options. Exercise prices in the case of incentive stock options are not less than the fair market value of the underlying common stock on the date of grant. Exercise prices in the case of non-qualified stock options are set at the discretion of the compensation committee of the Company’s Board of Directors. Option grants generally vest ratably over various periods, typically four years, and generally expire ten years from the date of grant. The Company uses newly issued shares to settle option exercises. In August 2005, in connection with the merger with SpectraSite, Inc., the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Company assumed stock options granted under the SpectraSite, Inc. 2003 Equity Incentive Plan (the SpectraSite Plan). Upon completion of the merger, the assumed SpectraSite, Inc. stock options were exercisable for an aggregate of 9.9 million shares of the Company’s Class A common stock. Of these options, options to purchase approximately 8.3 million shares were fully vested as of the merger date and the remaining unvested options to purchase 1.6 million shares vest monthly through the first quarter of 2008. As of March 31, 2006, options to purchase approximately 1.3 million shares of Class A common stock remained outstanding under the SpectraSite Plan. The Company does not plan to grant any additional options under the SpectraSite Plan. In addition, the Company maintains stock option plans for ATC Mexico (ATC Mexico Plan) and ATC South America (ATC South America Plan), as more fully described in note 15 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005. No options were granted during the three months ended March 31, 2006 and no options were outstanding as of March 31, 2006 under the ATC Mexico Plan or the ATC South America Plan. During the three months ended March 31, 2005, 6,024 unvested options to purchase common stock of ATC South America were outstanding under the ATC South America Plan and no options were outstanding under the ATC Mexico Plan.

Stock Options—The following table summarizes the Company’s option activity for the three months ended March 31, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2006	20,403,502	$14.48
Granted	4,567,725	31.49
Exercised	(1,581,891)	9.76
Cancelled	(302,880)	14.41

Outstanding as of March 31, 2006	23,086,456	$18.19	7.45	$285.6

Exercisable as of March 31, 2006	9,639,967	$13.80	5.24	$159.6

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

	January 1, 2006— March 31, 2006	January 1, 2005— March 31, 2005
Approximate risk-free interest rate	4.36%—4.72%	3.55%—4.04%
Expected life of option grants	6.25 years	4 years
Expected volatility of underlying stock	29.6%	79.2%
Expected volatility of underlying stock (ATC South America Plan)		N/A
Expected dividends	N/A	N/A

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The weighted average grant date fair values for the stock options granted during the three months ended March 31, 2006 and 2005 was $12.50 and $11.25, respectively. As of March 31, 2006, total unrecognized compensation expense related to unvested share-based compensation awards granted under the option plans was approximately $110.7 million, and that cost is expected to be recognized over a weighted average period of approximately three years. The total intrinsic value for stock options exercised during the three months ended March 31, 2006 and March 31, 2005 was approximately $32.3 million and $8.7 million, respectively. The amount of cash received from the exercise of stock options was approximately $15.9 million during the three months ended March 31, 2006.

Employee Stock Purchase Plan—The Company also maintains an employee stock purchase plan (ESPP) for all eligible employees. Under the ESPP, shares of the Company’s Class A common stock may be purchased during bi-annual offering periods at 85% of the lower of the fair market value on the first or the last day of each offering period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period and may not purchase more than $25,000 worth of stock in a calendar year (based on market values at the beginning of each offering period). The offering periods run from June 1 through November 30 and December 1 through May 31 of each year, and accordingly, no shares were purchased by employees during the three months ended March 31, 2006 and 2005. The fair value of the ESPP offerings is estimated on the offering period commencement date using a Black-Scholes pricing model with the expense recognized over the expected life, which is the six month offering period over which employees accumulate payroll deductions to purchase the Company’s Class A common stock. The fair value for the ESPP shares purchased during the December 2005 and December 2004 offering periods was $6.37 and $6.12, respectively.

4.    Acquisition

Merger with SpectraSite, Inc—As described in note 3 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, the Company completed its merger with SpectraSite, Inc. in August 2005, which the Company has accounted for under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (SFAS No. 141). Under this method of accounting, assets acquired and liabilities assumed were recorded on the Company’s balance sheet at their estimated fair values as of the date of acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill. During the three months ended March 31, 2006, the total preliminary purchase price of approximately $3.1 billion and the preliminary allocation included in note 3 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 did not change significantly.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Pro Forma Financial Information—The following table presents the unaudited pro forma consolidated results of operations of the Company for the three months ended March 31, 2005, as if the merger with SpectraSite, Inc. was completed as of January 1, 2005 (in thousands, except per share data):

Revenues	$283,302
Loss from continuing operations	(28,300)
Net loss	(28,133)
Basic and diluted net loss per common share	(0.07)

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

The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization of intangible assets for the three months ended March 31, 2006 was approximately $45.5 million (excluding amortization of deferred financing costs, which is included in interest expense). The Company expects to record estimated amortization expense of approximately $181.9 million for the year ended December 31, 2006, and $179.5 million, $175.3 million, $173.6 million, $170.8 million and $167.1 million, for the years ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the SpectraSite, Inc. purchase price is finalized. (See note 4.)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

6.    Financing Transactions

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

The borrowers under the American Tower credit facility include ATI, American Tower, L.P., American Tower International, Inc. and American Tower LLC. The Company and the borrowers’ restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrowers and the restricted subsidiaries, with a carrying value aggregating approximately $4.5 billion at March 31, 2006. For more information regarding the American Tower credit facility, see note 8 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

For more information regarding the SpectraSite credit facility, see note 8 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

7.    Merger Related Costs and Restructuring

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

As described in note 4, there have been and may be additional changes in estimates of the assumed liability until the allocation of the preliminary purchase price is finalized. The current portion of the liability for both restructuring and merger related expenses of $10.9 million is reflected in accounts payable and accrued expenses, and the long-term portion of the liability of $5.5 million is reflected in other long-term liabilities, in the accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005, respectively. The Company expects to pay the long-term portion of the merger related liabilities through the third quarter of 2008.

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

The accounting policies applied in compiling segment information below are similar to those described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005. In evaluating financial performance, management focuses on segment gross margin and segment operating profit (loss). The Company defines segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. These measures of segment gross margin and segment operating profit (loss) are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), minority interest in net earnings of subsidiaries, income (loss) on equity method investments, income taxes and discontinued operations. For reporting purposes, the rental and management segment includes interest income, TV Azteca, net.

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

Three months ended March 31,	R&M	Services	Other	Total
	(in thousands)
2006
Segment revenues	$316,259	$4,150		$320,409
Segment operating expenses	79,541	2,071		81,612
Interest income, TV Azteca, net	3,498			3,498

Segment gross margin	240,216	2,079		242,295

Selling, general, administrative and development expenses	15,746	1,053	$19,514	36,313
Other expenses			205,522	205,522

Operating profit (loss)	$224,470	$1,026	$(225,036)	$460

Three months ended March 31,	R&M	Services	Other	Total
	(in thousands)
2005
Segment revenues	$181,570	$2,785		$184,355
Segment operating expenses	48,225	1,432		49,657
Interest income, TV Azteca, net	3,498			3,498

Segment gross margin	136,843	1,353		138,196

Selling, general, administrative and development expenses	11,955	770	$8,179	20,904
Other expenses			153,137	153,137

Operating profit (loss)	$124,888	$583	$(161,316)	$(35,845)

9.    Commitments and Contingencies

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL Communications, Inc. (ALLTEL) to acquire communications towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of 1,776 towers in tranches between April 2001 and March 2002. The Company has the option to purchase these towers at the expiration of the sublease period, which will occur between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the sublease period. The

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

aggregate purchase option price for the subleased towers was approximately $56.6 million as of March 31, 2006. At ALLTEL’s option, at the expiration of the sublease period the purchase price will be payable in cash or with 769 shares of the Company’s Class A common stock per tower.

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of Company management, after consultation with counsel, other than the litigation related to the Verestar bankruptcy discussed above, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company’s consolidated financial position, results of operations or liquidity. (See note 12.)

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

10.    ATC International Transactions

ATC South America—In October 2005, J. Michael Gearon (Mr. Gearon), an executive officer of the Company, exercised his previously disclosed right to require the Company to repurchase his 1.6% interest in ATC South America. In April 2006, the Company completed the purchase of Mr. Gearon’s interest in ATC South America. (See note 11.)

In October 2005, in connection with the exercise by Mr. Gearon of his right to require the Company to repurchase his interest in ATC South America, all 6,024 options granted pursuant to the ATC South America Plan vested in full and were exercised. Upon exercise of these options, the holders received 4,428 shares of ATC South America, net of 1,596 shares retained by the Company to satisfy employee tax withholding obligations. These holders, who include William H. Hess (Mr. Hess), an executive officer of the Company, and Mr. Gearon, could require the Company to purchase their shares of ATC South America at their then fair market value six months following their issuance. In April 2006, this repurchase right was exercised, and the Company completed the purchase of these interests in ATC South America. (See note 11.)

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

11.    Subsequent Events

Issuer Purchases of Equity Securities—Between April 1, 2006 and May 3, 2006, the Company repurchased 2.2 million shares of its Class A common stock for an aggregate of $70.8 million pursuant to its stock repurchase program. The Company funded these repurchases using cash on hand, cash from operations and by drawing down $28.0 million of the Delayed Draw Term Loan component of the American Tower credit facility. As discussed in note 6 above, the Company’s Board of Directors approved a stock repurchase program in November

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

2005 for the repurchase of up to $750.0 million of the Company’s Class A common stock. As of May 3, 2006, the Company had repurchased a total of 10.5 million shares of its Class A common stock for an aggregate of $312.9 million pursuant to its stock repurchase program.

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

12.    Subsequent Events Related to Review of Stock Option Granting Practices and Related Accounting

As further discussed in note 2 to these condensed consolidated financial statements, the restatement corrects certain errors related to (i) stock-based compensation not previously recorded for certain stock option grants, including the related payroll and income tax effects, (ii) additional charges for stock-based compensation expense related to the modification and repricing of certain stock option grants, primarily associated with options awarded to a former executive officer of the Company, and (iii) certain adjustments to income taxes related to the tax effects of foreign currency fluctuations on an intercompany loan with a foreign subsidiary of the Company. The events set forth below have occurred subsequent to March 31, 2006 and the original filing date of the Form 10-Q, and have been included below as they relate to the Company’s review of its stock option granting practices and related accounting.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

On June 8, 2006, the Company received a letter addressed to its Board of Directors from a law firm purporting to represent one of the Company’s current stockholders requesting that the Board investigate and institute proceedings pursuant to Section 16(b) of the Exchange Act against certain of the Company’s current and former officers and directors to recover short-swing profits earned in connection with purchases and sales of the Company’s equity securities. The Company’s Board of Directors has concluded that there are no grounds on which to pursue the claims raised by the letter and, accordingly, has responded that it will not institute proceedings.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

Tax Consequences under Internal Revenue Code Section 409A—As discussed above in note 2, as a result of the review of the Company’s stock option granting practices, the Company has determined that a number of stock options were granted by the Company with exercise prices that were below the quoted market price of the underlying stock on the date of grant. Under Section 409A, part of recently enacted tax legislation, options that were granted with exercise prices below the quoted market price of the underlying stock on the date of grant and that vest after December 31, 2004 will likely be subject to unfavorable tax consequences that did not apply at the time of grant. While the IRS has not issued definitive final guidance under Section 409A, individuals who received such options likely will be required to recognize income at vesting, rather than upon exercise, on the amount of the difference between the fair market value of the underlying stock on the date of vesting and the exercise price, plus an additional 20% penalty tax on this amount, plus interest on any tax to be paid. Based on the review of the Company’s stock option granting practices, the Company has determined that options to purchase up to 3.9 million shares of the Company’s Class A common stock held by employees and members of the Company’s Board of Directors may be subject to adverse tax consequences under Section 409A.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

aggregate cash payments to option holders to approximate up to $4.0 million, which will be recorded as a reduction to additional paid-in capital in the Company’s consolidated financial statements in the fourth quarter of 2006 and will be paid in the first quarter of 2007.

13.    Subsidiary Guarantees

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

As described in note 2, subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended March 31, 2006, management determined that certain of its previously issued financial statements should be restated. In connection with this restatement, the Company determined that it should also restate its previously presented condensed consolidating financial data for 2005 and 2006.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following schedule presents the amounts as previously reported in the Company’s condensed consolidating balance sheet as of March 31, 2006 and the condensed consolidating statement of operations for the three months ended March 31, 2006, and the corresponding restated amounts as described in note 2 (in thousands):

	Parent	ATI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
March 31, 2006:

As previously reported:
Total assets	$5,927,284	$2,002,209	$1,857,170	$4,187,346	$(5,306,577)	$8,667,432
Total equity	4,406,005	303,623	1,856,575	3,152,003	(5,306,577)	4,411,629
Net (loss) income	(2,585)	(20,555)	28,042	12,300	(19,787)	(2,585)

As restated:
Total assets	$5,943,730	$2,002,209	$1,857,170	$4,187,346	$(5,302,403)	$8,688,052
Total equity	4,422,451	299,449	1,856,575	3,152,003	$(5,302,403)	4,428,075
Net (loss) income	(1,937)	(18,543)	26,815	11,961	(20,233)	(1,937)

In addition to the restatement described in note 2, subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended March 31, 2005, management determined that the previously presented condensed consolidating financial data did not reflect certain intercompany loans, related interest and management fees. The current presentation has been restated to reflect all intercompany activity related to these entities. The changes in presentation did not affect the Company’s consolidated financial position or results of operations, nor did the changes adversely impact the Company’s compliance with debt covenants or ratios.

The following schedule presents net (loss) income originally reported in the Company’s condensed consolidating statements of operations for the three months ended March 31, 2005, and the restated amounts as described above and in note 2 (in thousands):

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
As originally reported:
Net (loss) income	$(31,561)	$(21,558)	$12,456	$12,454	$(3,352)	$(31,561)

As restated:
Net (loss) income	$(32,379)	$(35,137)	$25,219	$(2,227)	$12,145	$(32,379)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2006

(In thousands)

(As restated, see note 2)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$780	$40,647	$111	$44,035		$85,573
Accounts receivable, net		19,436	1,802	11,978		33,216
Prepaid & other current assets	4,445	26,050		46,771		77,266
Deferred income taxes	8,119			23,240		31,359

Total current assets	13,344	86,133	1,913	126,024		227,414

PROPERTY AND EQUIPMENT, NET		1,775,660	17,581	1,593,021		3,386,262
INTANGIBLE ASSETS, NET	24,322	1,260,837	48,481	2,835,096		4,168,736
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	5,221,985	24,709	55,709		$(5,302,403)
INTERCOMPANY NOTES (PAYABLE) RECEIVABLE		(1,347,118)	1,733,461	(386,343)
OTHER LONG-TERM ASSETS	684,079	201,988	25	19,548		905,640

TOTAL	$5,943,730	$2,002,209	$1,857,170	$4,187,346	$(5,302,403)	$8,688,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$40,907	$100,513	$266	$90,150		$231,836
Current portion of long-term obligations	275,727	1,153		591		277,471
Other current liabilities		36,403	231	34,456		71,090

Total current liabilities	316,634	138,069	497	125,197		580,397

LONG-TERM OBLIGATIONS	1,201,559	1,395,289		735,232		3,332,080
OTHER LONG-TERM LIABILITIES	3,086	169,402	98	164,992		337,578

Total liabilities	1,521,279	1,702,760	595	1,025,421		4,250,055

MINORITY INTEREST IN SUBSIDIARIES				9,922		9,922
STOCKHOLDERS’ EQUITY	4,422,451	299,449	1,856,575	3,152,003	$(5,302,403)	4,428,075

TOTAL	$5,943,730	$2,002,209	$1,857,170	$4,187,346	$(5,302,403)	$8,688,052

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006

(In thousands)

(As restated, see note 2)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$165,575	$1,580	$153,254		$320,409
Operating expenses		127,438	1,666	123,596		252,700

Operating income from continuing operations		38,137	(86)	29,658		67,709

Other income (expense):
Interest income, TV Azteca, net				3,498		3,498
Interest (expense) income, net	$(21,292)	(48,673)	36,406	(19,340)		(52,899)
Other (expense) income	(1,664)	(19,896)	(2,381)	6,093		(17,848)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY METHOD INVESTMENTS	(22,956)	(30,432)	33,939	19,909		460
Income tax benefit (provision)	7,452	11,316	(12,903)	(7,691)		(1,826)
Minority interest in net earnings of subsidiaries				(257)		(257)
Income on equity method investments		4				4
Equity in income (loss) of subsidiaries, net of income taxes recorded at the subsidiary level	13,885	569	5,779		$(20,233)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,619)	(18,543)	26,815	11,961	(20,233)	(1,619)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT	(318)					(318)

NET (LOSS) INCOME	$(1,937)	$(18,543)	$26,815	$11,961	$(20,233)	$(1,937)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005

(In thousands)

(As restated, see note 2)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$146,371	$1,718	$36,266		$184,355
Operating expenses		127,193	1,360	26,756		155,309

Operating income from continuing operations		19,178	358	9,510		29,046

Other income (expense):
Interest income, TV Azteca, net				3,498		3,498
Interest (expense) income, net	$(25,387)	(58,150)	40,029	(10,509)		(54,017)
Other (expense) income	(9,166)	(5,351)	2,245	(2,100)		(14,372)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(34,553)	(44,323)	42,632	399		(35,845)
Income tax benefit (provision)	12,094	9,737	(14,558)	(2,571)		4,702
Minority interest in net earnings of subsidiaries				(55)		(55)
Loss on equity method investments		(1,098)				(1,098)
Equity in (loss) income of subsidiaries, net of taxes recorded at the subsidiary level	(9,920)	629	(2,854)		$12,145

(LOSS) INCOME FROM CONTINUING OPERATIONS	(32,379)	(35,055)	25,220	(2,227)	12,145	(32,296)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT		(82)	(1)			(83)

NET (LOSS) INCOME	$(32,379)	$(35,137)	25,219	$(2,227)	$12,145	$(32,379)

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q/A contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “should,” “would,” “could” or “may,” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q/A. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We have restated our condensed consolidated financial statements, as further discussed in the “Explanatory Note” in the forepart of this Form 10-Q/A and in note 2 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q/A, and the following discussion and analysis of our financial condition and results of operations reflect this restatement.

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our Annual Report on Form 10-K/A for the year ended December 31, 2005, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stock Option Review and Restatement of Financial Statements

As discussed in note 2 to our condensed consolidated financial statements, the restatement reflected in this Form 10-Q/A corrects certain errors related to (i) stock-based compensation not previously recorded for certain stock option grants, including the related payroll and income tax effects, (ii) additional charges for stock-based compensation expense related to the modification and repricing of certain stock option grants, primarily associated with options awarded to a former executive officer, and (iii) changes to income taxes related to the tax effects of foreign currency fluctuations on an intercompany loan with a foreign subsidiary. Our decision to restate our previously issued financial statements was based, in part, on an independent review of our historical stock option granting practices and related accounting. On May 19, 2006, we announced that our Board of Directors had established a special committee of independent directors to conduct a review of our stock option granting practices and related accounting with the assistance of independent legal counsel and forensic auditors. The special committee determined that, for certain stock option grants, the legal grant dates when all necessary corporate action had been taken differ from the dates previously recorded by us for financial accounting and tax purposes.

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

In connection with the review by the special committee, we undertook a review of option grant dates recorded for financial accounting and tax purposes. Based on our facts and circumstances, we concluded that we should use the legal grant date, as determined by the special committee, as the accounting measurement date for such awards. Accordingly, based on this conclusion, we applied new measurement dates to the affected stock option grants and, as a result, determined that charges for stock-based compensation expense and related payroll and income tax effects were required in instances where the quoted market price of the underlying stock at the new measurement date exceeded the employee’s exercise price, in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and SFAS No. 123R “Share-Based Payment.” In addition, the restatement reflects charges for penalties and interest related to the failure to properly withhold employee taxes upon exercise of certain stock options that were originally classified as incentive stock options, but were recharacterized as non-qualified stock options as a result of applying a new measurement date to such options.

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

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment gross margin and segment operating profit as a means to measure operating performance in these business segments. We define segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the rental and management segment also include interest income, TV Azteca, net (see note 8 to our condensed consolidated financial statements included herein).

Results of Operations

Three Months Ended March 31, 2006 and 2005 (dollars in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2006	2005
REVENUES:
Rental and management	$316,259	$181,570	$134,689	74%
Network development services	4,150	2,785	1,365	49

Total revenues	320,409	184,355	136,054	74

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	79,541	48,225	31,316	65
Network development services	2,071	1,432	639	45
Depreciation, amortization and accretion	133,261	81,971	51,290	63
Selling, general, administrative and development expense (including stock-based compensation expense of $9,511 and $761, respectively)	36,313	20,904	15,409	74
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense (including stock-based compensation expense in 2005 of $205)	1,514	2,777	(1,263)	(45)

Total operating expenses	252,700	155,309	97,391	63

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	3,498	3,498
Interest income	1,358	699	659	94
Interest expense	(54,257)	(54,716)	(459)	(1)
Loss on retirement of long-term obligations	(21,577)	(15,042)	6,535	43
Other income	3,729	670	3,059	457
Income tax (provision) benefit	(1,826)	4,702	(6,528)	(139)
Minority interest in net earnings of subsidiaries	(257)	(55)	202	367
Income (loss) on equity method investments	4	(1,098)	1,102	100
Loss from discontinued operations, net	(318)	(83)	235	283

Net loss	$(1,937)	$(32,379)	$(30,442)	(94)%

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

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2006 were $252.7 million, an increase of $97.4 million from the three months ended March 31, 2005. The increase was attributable to an increase in depreciation, amortization and accretion expense of $51.3 million, an increase in expenses within our rental and management segment of $31.3 million, an increase in selling, general, administrative and development expense of $15.4 million, and an increase in expenses within our network development services segment of $0.6 million. These increases were offset by a decrease in impairments, net loss on sale of long-lived assets, restructuring and merger related expense of $1.3 million.

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

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the three months ended March 31, 2006 was $36.3 million, an increase of $15.4 million from the three months ended March 31, 2005. Approximately $8.8 million of the increase was attributable to increases in stock-based compensation expense. The remaining $6.6 million of the increase was comprised of selling, general, administrative and development expenses primarily attributable to increased payroll and related expenses following our merger with SpectraSite, Inc.

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

Income Tax (Provision) Benefit

The income tax provision for the three months ended March 31, 2006 was $1.8 million, a decrease of $6.5 million from the income tax benefit of $4.7 million for the three months ended March 31, 2005. The effective tax rate was 397.0% for the three months ended March 31, 2006, as compared to 13.1% for the three months ended March 31, 2005. The effective tax rate on loss from continuing operations for the three months ended March 31, 2006 differs from the federal statutory rate due primarily to foreign items, non-deductible losses on note conversions and state taxes. The significant increase in the effective tax rate for the three months ended March 31, 2006 reflects the impact of the foregoing items relative to the insignificant level of income before income taxes, minority interest and income (loss) on equity method investments, for which a small change in amount resulted in a large percentage change in the tax rate. The effective tax rate on loss from continuing operations for the three months ended March 31, 2005 differs from the federal statutory rate due primarily to valuation allowances related to capital losses and foreign items.

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

Liquidity and Capital Resources

The information in this section updates as of March 31, 2006, the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K/A for the year ended December 31, 2005 and should be read in conjunction with that report.

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

Contractual Obligations.    Our contractual obligations relate primarily to borrowings under our credit facilities and our outstanding notes. We included a table of our contractual obligations in our Annual Report on Form 10-K/A for the year ended December 31, 2005. Since December 31, 2005, we refinanced and repurchased a portion of our outstanding debt, as discussed below under “—Financing Activities.” A description of our contractual debt obligations is included in Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” as well as in note 6 to our condensed consolidated financial statements. In addition, in April 2006, we used approximately $22.7 million in cash to purchase the remaining shares of ATC South America not owned by us. For more information regarding ATC South America, please see notes 10 and 11 to our condensed consolidated financial statements.

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

Credit Facilities.    In October 2005, we refinanced the two existing credit facilities of our principal operating subsidiaries. We replaced the existing American Tower $1.1 billion senior secured credit facility with a new $1.3 billion senior secured credit facility and replaced the existing SpectraSite $900.0 million senior secured credit facility with a new $1.15 billion senior secured credit facility. For more information regarding our credit facilities, please see note 6 to our condensed consolidated financial statements. During the three months ended March 31, 2006, we drew down $179.0 million of the Delayed Draw Term Loan component of the new American Tower credit facility to finance the redemption of the remaining outstanding ATI 12.25% Notes. In April 2006, we drew down an additional $28.0 million of the Delayed Draw Term Loan to finance repurchases of our Class A common stock pursuant to our stock repurchase program.

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

In our Annual Report on Form 10-K/A for the year ended December 31, 2005, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to income taxes, purchase price allocation, asset retirement obligations, stock-based compensation, impairment of assets and revenue recognition. Except for the January 1, 2006 adoption of SFAS No. 123R, which we adopted in the first quarter of 2006, we have not made any changes to the policies in place at December 31, 2005. We have reviewed our policies and determined that these remain our most critical accounting policies for the three months ended March 31, 2006.

Information Presented Pursuant to the Indentures of our 7.50% Notes, 7.125% Notes and ATI 7.25% Notes

The following table sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our 7.50% senior notes due 2012 (7.50% Notes), 7.125% senior notes due 2012 (7.125% Notes) and ATI 7.25% senior subordinated notes due 2011 (ATI 7.25% Notes) (collectively the Notes). The information contained in note 13 to our condensed consolidated financial statements is also presented to address certain reporting requirements contained in the indenture for our ATI 7.25% Notes.

The indentures governing the Notes contain restrictive covenants with which we and certain subsidiaries under these indentures must comply. These include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions and make certain investments. Any failure to comply with these covenants would constitute a default, which could result in the acceleration of the principal amount and accrued and unpaid interest on all the outstanding Notes. In order for the holders of the Notes to assess our compliance with certain of these covenants, the indentures require us to disclose in the periodic reports we file with the Securities and Exchange Commission (the “SEC”) our Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow (each as defined in the indentures). Under the indentures, our ability to make certain types of restricted payments is limited by the amount of Adjusted Consolidated Cash Flow that we generate, which is determined based on our Tower Cash Flow and Non-Tower Cash Flow. In addition, the indentures for the Notes restrict us from incurring additional debt or issuing certain types of preferred stock if on a pro forma basis the issuance of such debt and preferred stock would cause our consolidated debt to be greater than 7.5 times our Adjusted Consolidated Cash Flow. As of March 31, 2006, the ratio of our consolidated debt to Adjusted Consolidated Cash Flow was approximately 5.1. For more information about the restrictions under our notes indentures, see note 8 to our consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2005, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

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

The following table presents Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the applicable notes (in thousands):

Tower Cash Flow, for the three months ended March 31, 2006	$150,752

Consolidated Cash Flow, for the twelve months ended March 31, 2006	$524,839
Less: Tower Cash Flow, for the twelve months ended March 31, 2006	(552,067)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2006	603,008

Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2006	$575,780

Non-Tower Cash Flow, for the twelve months ended March 31, 2006	$(31,486)

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

Twelve month period ended March 31, 2006

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$277,471	$1,249	$951	$130,949	$23,999	$1,501,792	$1,936,411	$2,382,787
Average Interest Rate (a)	6.08%	6.08%	6.08%	6.32%	6.27%	6.11%
Variable Rate Debt (a)					$1,672,000		$1,672,000	$1,676,666
Average Interest Rate (a)

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

ITEM 4.    CONTROLS AND PROCEDURES

Background of Restatement

Subsequent to the filing of our Form 10-Q for the quarter ended March 31, 2006, we determined that certain of our previously issued financial statements should be restated to correct certain errors related to (i) stock-based compensation not previously recorded for certain stock option grants, including the related payroll and income tax effects, (ii) additional charges for stock-based compensation expense related to the modification and repricing of certain stock option grants, primarily associated with options awarded to a former executive officer, and (iii) changes to income taxes related to the tax effects of foreign currency fluctuations on an intercompany loan with a foreign subsidiary. On November 29, 2006, we restated our consolidated financial statements included in our Form 10-K/A for the year ended December 31, 2005. In this Form 10-Q/A we have restated our condensed consolidated financial statements as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005. For a more detailed discussion of the restatement, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q/A and note 2 to our condensed consolidated financial statements included in Item 1 of this Form 10-Q/A.

Our decision to restate our financial statements was based, in part, on an independent review of our historical stock option granting practices and related accounting. On May 19, 2006, we announced that our Board of Directors had established a special committee of independent directors to conduct a review of our stock option granting practices and related accounting with the assistance of independent legal counsel and forensic auditors. The special committee determined that, for certain stock option grants, the legal grant dates when all necessary corporate action had been taken differ from the dates previously recorded by us for financial accounting and tax purposes. The findings of the special committee are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q/A.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2006 in connection with the filing of the original Form 10-Q in May 2006. Based on that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the filing of our Form 10-Q for the quarter months ended March 31, 2006 and in connection with the restatement and the filing of this Form 10-Q/A, our management, with the participation of our principal executive officer and principal financial officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 31, 2006.

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

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon this definition, our management concluded that, as of March 31, 2006, material weaknesses existed in our internal control over financial reporting in the following areas:

•	We had not designed and implemented appropriate controls related to the granting of stock options to our non-executive employees as of March 31, 2006, which resulted in the use of incorrect accounting measurement dates for certain stock option grants and contributed to the restatement reflected in this Form 10-Q/A. Our management disclosed this to the Audit Committee and to our independent registered public accountants.

•	We had not designed and implemented appropriate controls related to accounting for deferred taxes, specifically controls relating to the foreign currency effects on intercompany loans with one of our foreign subsidiaries as of March 31, 2006. Our management disclosed this to the Audit Committee and to our independent registered public accountants.

Changes in Internal Control Over Financial Reporting

There has not been any material change in our internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the SEC, we excluded SpectraSite from our annual assessment of our internal control over financial reporting for the year ended December 31, 2005. We consider the merger with SpectraSite material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of SpectraSite into our internal control structure.

Subsequent to March 31, 2006, we have taken the following steps to remedy the material weaknesses in internal control over financial reporting identified above:

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

The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, the Company reported its material legal proceedings. Since the filing of the Company’s Annual Report, there have been no material developments with respect to any material legal proceedings to which the Company is a party. In the opinion of management, after consultation with counsel, other than the litigation related to the Verestar bankruptcy discussed in note 9 to the Company’s condensed consolidated financial statements, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

Legal Matters Related to Stock Option Granting Practices—Reference is made to note 12 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q/A for a description of legal proceedings related to the Company’s stock option granting practices that were commenced subsequent to the filing date of the Original Filing.

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

ITEM 6. EXHIBITS.

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q/A, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: November 28, 2006	By:	/s/ BRADLEY E. SINGER
Bradley E. Singer Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

EX-1