Form 10-Q
period 2006-09-30
AMERICAN TOWER CORP /MA/
filed 2006-11-29
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

American Tower Corporation

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

AMERICAN TOWER CORPORATION

INDEX

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

PART 1.    FINANCIAL INFORMATION

ITEM 1. UNAUDITED	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$207,202	$112,701
Accounts receivable, net of allowances of $10,296 and $15,071, respectively	33,505	36,995
Prepaid and other current assets	65,850	44,823
Deferred income taxes	94,236	31,359

Total current assets	400,793	225,878

PROPERTY AND EQUIPMENT, net	3,268,332	3,460,526
GOODWILL	2,197,014	2,142,551
OTHER INTANGIBLE ASSETS, net	1,865,710	2,077,312
DEFERRED INCOME TAXES	468,071	523,293
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	405,810	357,294

TOTAL	$8,605,730	$8,786,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$169,582	$178,951
Accrued interest	54,504	37,850
Current portion of long-term obligations	253,876	162,153
Unearned revenue	76,471	77,655

Total current liabilities	554,433	456,609

LONG-TERM OBLIGATIONS	3,309,564	3,451,276
OTHER LONG-TERM LIABILITIES	354,091	327,354

Total liabilities	4,218,088	4,235,239

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN SUBSIDIARIES	3,529	9,794
STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 1,000,000,000 shares authorized; 437,477,170 and 415,636,595 shares issued, and 425,490,080 and 412,654,855 shares outstanding, respectively	4,375	4,156
Additional paid-in capital	7,491,620	7,383,320
Accumulated deficit	(2,752,205)	(2,761,404)
Unearned compensation		(2,497)
Accumulated other comprehensive income (loss)	3,074	(803)
Treasury stock (11,987,090 and 2,981,740 shares at cost)	(362,751)	(80,951)

Total stockholders’ equity	4,384,113	4,541,821

TOTAL	$8,605,730	$8,786,854

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(as restated, see note 2)		(as restated, see note 2)
REVENUES:
Rental and management	$326,403	$260,791	$962,831	$626,970
Network development services	7,064	3,955	16,908	10,191

Total operating revenues	333,467	264,746	979,739	637,161

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	84,601	69,776	247,270	164,600
Network development services	2,961	2,364	7,641	5,886
Depreciation, amortization and accretion	131,357	116,752	397,429	283,507
Selling, general, administrative and development expense (including non-cash stock-based compensation expense of $10,683, $2,088, $29,541 and $4,614, respectively)	42,384	32,594	115,307	75,862
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense (including stock-based compensation expense in 2005 of $1,549 and $2,313, respectively)	157	6,087	1,604	10,337

Total operating expenses	261,460	227,573	769,251	540,192

OPERATING INCOME FROM CONTINUING OPERATIONS	72,007	37,173	210,488	96,969

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $372, $373, $1,118 and $1,118, respectively	3,584	3,609	10,666	10,691
Interest income	2,292	1,351	5,021	2,858
Interest expense	(54,448)	(57,651)	(162,395)	(165,410)
Loss on retirement of long-term obligations	(893)	(14,420)	(25,967)	(45,850)
Other (expense) income	(5,416)	1,112	974	622

Total other expense	(54,881)	(65,999)	(171,701)	(197,089)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND INCOME (LOSS) ON EQUITY METHOD INVESTMENTS	17,126	(28,826)	38,787	(100,120)
Income tax (provision) benefit	(13,350)	7,666	(28,112)	13,772
Minority interest in net earnings of subsidiaries	(60)	(128)	(597)	(239)
Income (loss) on equity method investments	6	(70)	16	(2,120)

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,722	(21,358)	10,094	(88,707)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $135, $389, $482, and $1,025, RESPECTIVELY	(250)	(722)	(895)	(1,903)

NET INCOME (LOSS)	$3,472	$(22,080)	$9,199	$(90,610)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE AMOUNTS:
Income (loss) from continuing operations	$0.01	$(0.07)	$0.02	$(0.33)
Loss from discontinued operations				(0.01)

Net income (loss)	$0.01	$(0.07)	$0.02	$(0.34)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	425,942	334,141	423,612	265,411

DILUTED	435,138	334,141	435,035	265,411

See notes to condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Nine Months Ended September 30,
	2006	2005
		(as restated, see note 2)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$9,199	$(90,610)
Other non-cash items reflected in statements of operations (primarily depreciation and amortization)	461,420	356,319
Non-cash stock-based compensation expense	29,541	6,927
(Increase) decrease in assets	(63,755)	4,916
Increase (decrease) in liabilities	38,764	(17,348)

Cash provided by operating activities	475,169	260,204

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(90,662)	(59,228)
Payments for acquisitions	(10,103)	(5,668)
Payments for acquisitions of minority interests	(22,944)	(7,270)
Cash acquired from SpectraSite merger, net of transaction costs		34,081
Proceeds from sale of businesses and other long-term assets	26,688	3,800
Deposits, investments and other long-term assets	(246)	(1,099)

Cash used for investing activities	(97,267)	(35,384)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of notes payable, credit facility and capital leases	(272,427)	(426,450)
Purchases of Class A common stock	(289,459)
Net proceeds from stock options and other	38,780	46,037
Borrowings under credit facility	242,000	50,000
Deferred financing costs and other financing activities	(2,295)	(805)

Cash used for financing activities	(283,401)	(331,218)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	94,501	(106,398)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	112,701	215,557

CASH AND CASH EQUIVALENTS, END OF PERIOD	$207,202	$109,159

CASH PAID FOR INCOME TAXES	$19,588	$13,952

CASH PAID FOR INTEREST	$137,362	$131,371

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock in connection with conversion of convertible notes (excluding loss on retirement)	$44,075	$44,962
Issuance of common stock and assumption of options and warrants in connection with the acquisition of SpectraSite net assets		3,118,393
Increase in fair value of cash flow hedges (net of tax provision of $2,087)	3,877
Issuance of common stock in connection with the acquisition of Mexico minority interest		2,831
Assets acquired through capital leases	976	647

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

Except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment” (SFAS No. 123R) on January 1, 2006, the Company’s significant accounting policies and estimates for the three months ended September 30, 2006 have not changed from December 31, 2005, as detailed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005. (See note 3.)

Net Income (Loss) Per Common Share- Basic and Diluted—Basic net income (loss) per common share for the three and nine months ended September 30, 2006 and 2005 represents net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted net income per share for the three and nine months ended September 30, 2006 represents net income divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options and warrants and upon conversion of the Company’s convertible notes, under the treasury stock method. For the three and nine months ended September 30, 2005, potential common

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

shares, consisting of shares issuable upon exercise of stock options and warrants and upon conversion of the Company’s convertible notes, of 77.7 million, have been excluded from the computation of diluted loss per common share, as the effect is anti-dilutive.

The following table sets forth basic and diluted income (loss) per share computational data for the three and nine months ended September 30, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding used in computing basic net income (loss) per common share	425,942	334,141	423,612	265,411
Dilutive securities (a):
Stock options and warrants	9,196		11,423

Weighted average common shares outstanding used in computing diluted net income (loss) per common share	435,138	334,141	435,035	265,411

Basic net income (loss) per common share	$0.01	$(0.07)	$0.02	$(0.34)

Dilutive net income (loss) per common share	$0.01	$(0.07)	$0.02	$(0.34)

(a)	The weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 30.9 million and 34.6 million for the three and nine months ended September 30, 2006, respectively, and shares issuable upon exercise of the Company’s stock options of 1.5 million for the three and nine months ended September 30, 2006, respectively, as their effect is anti-dilutive.

Other Comprehensive Income (Loss)—The Company’s other comprehensive income (loss) is comprised of unrealized gains/losses on derivative cash flow hedges. During the three and nine months ended September 30, 2006, the Company recorded an unrealized (loss) gain of approximately $(7.6) million and $3.2 million, respectively, (net of a tax (benefit) provision of approximately $(4.1) million and $1.7 million, respectively) in other comprehensive income (loss) for the change in fair value of cash flow hedges and reclassified $0.2 million and $0.7 million, respectively (net of a tax provision of approximately $0.2 million and $0.4 million, respectively) into results of operations.

Income Taxes—The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

Recent Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company as of January 1, 2007. The Company is in the process of evaluating the impact that FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is in the process of evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

Reclassifications—Certain reclassifications have been made to the accompanying 2005 condensed consolidated financial statements and related notes to conform to the 2006 presentation. The Company changed its classification to aggregate all segment and corporate selling, general, administrative and development expenses previously included in rental and management expense, network development services expense and corporate, general, administrative and development expense into one line item entitled selling, general, administrative and development expense. The change in classification for the three and nine months ended September 30, 2005 resulted in decreases in rental and management expense of $17.9 million and $42.7 million, respectively, and decreases in network development services expense of $0.5 million and $2.5 million, respectively, with a corresponding increase in selling, general, administrative and development expense of $18.5 million and $45.2 million, respectively, from amounts previously reported. The Company made this change in classification to enable the evaluation of the Company’s rental and management segment gross margin, which is calculated based on direct tower-level expenses and does not include selling, general, administrative and development expense related to the rental and management segment. (See note 8.)

2.    Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements for the period ended September 30, 2005 and as disclosed in the Company’s Form 10-K/A for the year ended December 31, 2005, filed November 29, 2006, the Company restated certain of its previously issued financial statements to correct certain errors related to (i) stock-based compensation not previously recorded for certain stock option grants, including the related payroll and income tax effects, (ii) additional charges for stock-based compensation expense related to the modification and repricing of certain stock option grants, primarily associated with options awarded to a former executive officer of the Company, and (iii) changes to income taxes related to the tax effects of foreign currency fluctuations on an intercompany loan with a foreign subsidiary of the Company. In this Form 10-Q, the Company has restated its condensed consolidated financial statements for each of the three and nine month periods ended September 30, 2005 to reflect these corrections in the proper periods.

The following table reconciles as previously reported to as restated net loss (in thousands):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
As Previously Reported	$(20,870)	$(84,249)
(Increase) decrease to net loss:
Stock-Based Compensation Adjustments Related to Revised Accounting Measurement Dates (including related Payroll Tax Effects), net of tax	(608)	(2,163)
Stock-Based Compensation Adjustments Related to Modifications and Repricings, net of tax	(931)	(1,539)
Income Taxes Related to Foreign Currency Denominated Loan	329	(2,659)

Total increase in net loss	(1,210)	(6,361)

As Restated	$(22,080)	$(90,610)

The Company’s decision to restate its consolidated financial statements was based, in part, on an independent review of the Company’s historical stock option granting practices and related accounting. On May 19, 2006, the Company announced that its Board of Directors had established a special committee of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

Stock-Based Compensation Adjustments Related to Modifications and Repricings—The Company also determined that it should have recorded stock-based compensation expense associated with the modification and repricing of certain stock option grants. The expense for the three and nine months ended September 30, 2005 relates primarily to options awarded to a former executive officer of the Company that should have been accounted for as an indirect repricing.

Income Taxes Related to Foreign Currency Denominated Loan—In addition, the restatement of the Company’s previously issued financial statements includes changes to the income tax benefit relating to the tax effects of foreign currency fluctuations on a foreign currency denominated intercompany loan between two wholly owned subsidiaries of the Company. The Company determined that the tax effects of foreign currency gains and losses on the intercompany loan were not properly recorded, as the Company should have treated such gains and losses as taxable at the subsidiary level and the tax effect should not have been eliminated by the Company in consolidation. As a result, the Company recorded increases (decreases) to the income tax benefit.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following schedules reconcile the amounts as previously reported in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2005 to the corresponding restated amounts, which reflect the restatement and reclassification adjustments described above (in thousands, except per share amounts):

	Condensed Consolidated Statements of Operations
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments (See note 1)	As Restated
Three Months Ended September 30, 2005
Rental and management expenses	$87,717		$(17,941)	$69,776
Network development services expense	2,901		(537)	2,364
Selling, general, administrative and development expense	11,887	$2,229	18,478	32,594
Total operating expenses	225,344	2,229		227,573
Operating income from continuing operations	39,402	(2,229)		37,173
Loss from continuing operations before income taxes, minority interest and loss on equity method investments	(26,597)	(2,229)		(28,826)
Income tax benefit	6,646	1,020		7,666
Loss from continuing operations	(20,149)	(1,209)		(21,358)
Loss from discontinued operations, net of tax	(721)	(1)		(722)
Net loss	(20,870)	(1,210)		(22,080)
Basic and diluted loss per common share amounts:
Continuing operations	(0.06)	(0.01)		(0.07)
Discontinued operations	(0.00)			(0.00)
Net loss	(0.06)	(0.01)		(0.07)

	Condensed Consolidated Statements of Operations
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments (See note 1)	As Restated
Nine Months Ended September 30, 2005
Rental and management expenses	$207,285		$(42,685)	$164,600
Network development services expense	8,434		(2,548)	5,886
Selling, general, administrative and development expense	25,303	$5,326	45,233	75,862
Total operating expenses	534,866	5,326		540,192
Operating income from continuing operations	102,295	(5,326)		96,969
Loss from continuing operations before income taxes, minority interest and loss on equity method investments	(94,794)	(5,326)		(100,120)
Income tax benefit	14,830	(1,058)		13,772
Loss from continuing operations	(82,323)	(6,384)		(88,707)
Loss from discontinued operations, net of tax	(1,926)	23		(1,903)
Net loss	(84,249)	(6,361)		(90,610)
Basic and diluted loss per common share amounts:
Continuing operations	(0.31)	(0.02)		(0.33)
Discontinued operations	(0.01)			(0.01)
Net loss	(0.32)	(0.02)		(0.34)

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

The application of SFAS No. 123R resulted in stock-based compensation expense of $10.7 million and $29.5 million, for the three and nine months ended September 30, 2006, respectively, which is reflected in selling, general, administrative and development expense in the accompanying condensed consolidated statement of operations. For the three and nine months ended September 30, 2006, this stock-based compensation expense caused income (loss) from continuing operations before income taxes, minority interest and income on equity method investments to decrease by $10.7 million and $29.5 million, respectively, and net income to decrease by $7.6 million and $20.9 million, respectively (net of a tax benefit of $3.1 million and $8.6 million, respectively). For the three and nine months ended September 30, 2006, basic and diluted net income per common share decreased by $0.02 and $0.05, respectively, as a result of the adoption of SFAS No. 123R. The Company did not capitalize any stock-based compensation during the nine months ended September 30, 2006.

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

The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had recorded compensation expense for stock-based compensation in the three and nine months ended September 30, 2005 based on the fair value recognition provisions of SFAS No. 123. As set forth in the table below, the pro forma net income and pro forma net income per share for the three and nine months ended

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

September 30, 2006, when calculated in accordance with the provisions of SFAS No. 123, is the same as when calculated in accordance with the provisions of SFAS No. 123R. The amounts for the three and nine months ended September 30, 2006 are included below only to provide the detail for comparative presentation to the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss) as restated	$3,472	$(22,080)	$9,199	$(90,610)
Add: Stock-based employee compensation expense, net of related tax effect, included in net income (loss) as reported	7,632	2,479	20,933	4,781
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(7,632)	(5,960)	(20,933)	(15,378)

Pro-forma net income (loss)	$3,472	$(25,561)	$9,199	$(101,207)

Net income (loss) per common share:
As restated:
Basic and diluted	$0.01	$(0.07)	$0.02	$(0.34)
Pro-forma:
Basic and diluted	$0.01	$(0.08)	$0.02	$(0.38)

Summary of Stock-Based Compensation Plans—The Company maintains a stock option plan for directors, officers and employees (the ATC Plan), which provides for non-qualified and incentive stock options. Exercise prices in the case of incentive stock options are not less than the fair market value of the underlying common stock on the date of grant. Exercise prices in the case of non-qualified stock options are set at the discretion of the compensation committee of the Company’s Board of Directors. Option grants generally vest ratably over various periods, typically four years, and generally expire ten years from the date of grant. The Company uses newly issued shares to settle option exercises. In August 2005, in connection with the merger with SpectraSite, Inc., the Company assumed stock options granted under the SpectraSite, Inc. 2003 Equity Incentive Plan (the SpectraSite Plan). Upon completion of the merger, the assumed SpectraSite, Inc. stock options were exercisable for an aggregate of 9.9 million shares of the Company’s Class A common stock. Of these options, options to purchase approximately 8.3 million shares were fully vested as of the merger date and the remaining unvested options to purchase 1.6 million shares vest monthly through the first quarter of 2008. As of September 30, 2006, options to purchase approximately 0.6 million shares of Class A common stock remained outstanding under the SpectraSite Plan. The Company does not plan to grant any additional options under the SpectraSite Plan. In addition, the Company maintains stock option plans for ATC Mexico (ATC Mexico Plan) and ATC South America (ATC South America Plan). No options were granted during the nine months ended September 30, 2006 and no options were outstanding as of September 30, 2006 under the ATC Mexico Plan or the ATC South America Plan. During the nine months ended September 30, 2005, 6,024 unvested options to purchase common stock of ATC South America were outstanding under the ATC South America Plan and no options were outstanding under the ATC Mexico Plan.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Stock Options—The following table summarizes the Company’s option activity for the nine months ended September 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2006	20,403,502	$14.48
Granted	4,777,025	31.66
Exercised	(3,599,280)	10.22
Cancelled	(750,185)	19.53

Outstanding as of September 30, 2006	20,831,062	$19.01	7.06	$364.3

Exercisable as of September 30, 2006	8,973,473	$15.09	5.03	$192.1

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The risk-free treasury rate is based on the U.S. Treasury yield in effect at the accounting measurement date. The expected life (estimated period of time outstanding) was estimated using the vesting term and historical exercise behavior of employees. The expected volatility was based on historical volatility for a period equal to the expected life of the stock options. During the year ended December 31, 2005, the Company reevaluated the assumptions used to estimate the fair value of option grants to employees. As a result, the Company lowered its expected volatility assumption for option grants to approximately 30% and increased the expected life of option grants to 6.25 years using the simplified method permitted by SEC Staff Accounting Bulletin No. 107. Key assumptions used in the pricing model for the nine months ended September 30, 2006 and 2005 are as follows:

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
		July 1, 2005 – September 30, 2005	January 1, 2005 – June 30, 2005
Approximate risk-free interest rate	4.36% - 5.08%	3.22% - 4.15%	3.55% - 4.04%
Expected life of option grants	6.25 years	6.25 years	4 years
Expected volatility of underlying stock price	29.6%	29.6%	77.8% - 79.2%
Expected annual dividends	N/A	N/A	N/A

The weighted average grant date fair value for the stock options granted during the three and nine months ended September 30, 2006 was $14.09 and $12.56, respectively, and for the three and nine months ended September 30, 2005 was $8.68 and $10.28, respectively. As of September 30, 2006, total unrecognized compensation expense related to unvested share-based compensation awards granted under the option plans was approximately $94.5 million, and that cost is expected to be recognized over a weighted average period of approximately three years. The total intrinsic value for stock options exercised during the three and nine months ended September 30, 2006 was approximately $9.3 million and $77.3 million, respectively, and for the three and nine months ended September 30, 2005 was $108.9 million and $122.8 million, respectively. The amount of cash received from the exercise of stock options was approximately $37.8 million during the nine months ended September 30, 2006.

Employee Stock Purchase Plan—The Company also maintains an employee stock purchase plan (ESPP) for all eligible employees. Under the ESPP, shares of the Company’s Class A common stock may be purchased during bi-annual offering periods at 85% of the lower of the fair market value on the first or the last day of each

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

offering period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period and may not purchase more than $25,000 worth of stock in a calendar year (based on market values at the beginning of each offering period). The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the nine months ended September 30, 2006 and 2005, 29,000 shares and 26,000 shares, respectively, were purchased by employees. The fair value of the ESPP offerings is estimated on the offering period commencement date using a Black-Scholes pricing model with the expense recognized over the expected life, which is the six month offering period over which employees accumulate payroll deductions to purchase the Company’s Class A common stock. The fair value for the ESPP shares purchased during the December 2005, June 2006, December 2004 and June 2005 offering periods was $6.37, $7.29, $6.12 and $4.13, respectively. Key assumptions used to apply this pricing model are as follows:

Weighted Average Assumption	December 2005 Offering	June 2006 Offering	December 2004 Offering	June 2005 Offering
Approximate risk-free interest rate	5.01%	5.17%	3.17%	4.30%
Expected life of the shares	6 months	6 months	6 months	6 months
Expected volatility of underlying stock price	29.6%	29.6%	77.8%	77.8%
Expected annual dividends	N/A	N/A	N/A	N/A

4.    Acquisition

Merger with SpectraSite, Inc—As described in note 3 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, the Company completed its merger with SpectraSite, Inc. in August 2005, which the Company has accounted for under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (SFAS No. 141). Under this method of accounting, assets acquired and liabilities assumed were recorded on the Company’s balance sheet at their estimated fair values as of the date of acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill. The Company completed its allocation of the purchase price in June 2006, which resulted in changes from the preliminary purchase price allocation previously reported, primarily related to the fair values attributed to the acquired tangible and intangible assets and related estimated useful lives. The Company completed its third-party valuation and an analysis of the acquired tenant and ground leases in June 2006, which form the basis for determining the cash flows used to value the customer intangible assets acquired and the estimated useful lives of the acquired assets. The final allocation of the purchase price resulted in changes to the fair values of certain assets and liabilities disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, as follows: a decrease of $80.0 million in total intangible assets, a decrease of $9.2 million in total tangible assets, a decrease of $33.3 million in the net deferred income tax liability and a corresponding increase of $54.5 million in goodwill. The Company accounted for the difference between the depreciation and amortization expense recorded in connection with the preliminary and final allocation of the purchase price as a change in accounting estimate under SFAS No. 154, “Accounting Changes and Error Corrections.” The impact of this change in estimate was accounted for prospectively and was not material to the condensed consolidated financial statements for the three months ended September 30, 2006, nor will it be material to future periods. The following tables summarize the final purchase price and the final allocation of the purchase price based on the fair values of the assets acquired and liabilities assumed and related deferred income taxes in connection with the merger.

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

5.    Goodwill and Other Intangible Assets

The Company’s net carrying amount of goodwill was approximately $2.2 billion and $2.1 billion as of September 30, 2006 and December 31, 2005, respectively, all of which related to its rental and management segment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table presents summary information about the Company’s intangible assets subject to amortization (in thousands):

	September 30, 2006	December 31, 2005
Acquired customer relationship and network location intangibles	$2,531,742	$2,606,546
Deferred financing costs	56,690	65,623
Acquired licenses and other intangibles	51,703	51,703

Total	$2,640,135	$2,723,872
Less accumulated amortization	(774,425)	(646,560)

Other intangible assets, net	$1,865,710	$2,077,312

The Company amortizes its intangible assets over periods ranging from three to twenty years. Amortization of intangible assets for the three and nine months ended September 30, 2006 was approximately $42.9 million and $131.5 million, respectively (excluding amortization of deferred financing costs, which is included in interest expense). The Company expects to record estimated amortization expense of approximately $175.3 million for the year ended December 31, 2006, and $173.5 million, $169.6 million, $167.9 million, $165.5 million and $162.2 million, for the years ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

6.    Financing Transactions

3.25% Convertible Notes—During the nine months ended September 30, 2006, the Company issued an aggregate of 3,684,794 shares of Class A common stock upon conversion of approximately $45.0 million principal amount of 3.25% convertible notes due August 1, 2010 (3.25% Notes). Pursuant to the terms of the indenture, the holders of the 3.25% Notes are entitled to receive 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversion, the Company paid such holders an aggregate of approximately $3.3 million, calculated based on the accrued and unpaid interest on the notes as of the date of conversion and the discounted value of the future interest payments on the notes. The Company recorded a charge of $3.3 million related to amounts paid in excess of carrying value, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2006. As of September 30, 2006, $107.9 million principal amount of 3.25% Notes remained outstanding.

5.0% Convertible Notes—During the nine months ended September 30, 2006, the Company repurchased in privately negotiated transactions $23.5 million of 5.0% convertible notes due 2010 (5.0% Notes) for $23.4 million in cash. In connection with these transactions, the Company recorded a charge of $0.1 million related to the write-off of related deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2006. As of September 30, 2006, $252.2 million principal amount of 5.0% Notes remained outstanding.

ATI 7.25% Notes—During the nine months ended September 30, 2006, the Company repurchased in privately negotiated transactions $52.4 million principal amount of ATI 7.25% senior subordinated notes due 2011 (ATI 7.25% Notes) for $53.9 million in cash. In connection with these transactions, the Company recorded a charge of $2.6 million related to amounts paid in excess of carrying value and the write-off of related deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2006. As of September 30, 2006, $347.6 million principal amount of ATI 7.25% Notes remained outstanding.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

ATI 12.25% Notes Redemption—In December 2005, the Company issued a notice for the redemption on February 1, 2006 of all outstanding ATI 12.25% senior subordinated discount notes due 2008 (ATI 12.25% Notes). On February 1, 2006, the Company redeemed $227.7 million face amount ($162.1 million accreted value, net of $7.0 million fair value allocated to warrants) of ATI 12.25% Notes in accordance with the indenture at 106.125% of their accreted value for an aggregate of $179.5 million. The Company used $0.5 million in cash on hand and $179.0 million in borrowings under the Delayed Draw Term Loan component of the American Tower credit facility to fund the redemption. The Company recorded a charge of $19.9 million related to amounts paid in excess of carrying value and the write-off of related deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2006. Upon completion of this redemption, no ATI 12.25% Notes remained outstanding.

Stock Repurchase Program—In November 2005, the Company announced that its Board of Directors had approved a stock repurchase program for the repurchase of up to $750.0 million of the Company’s Class A common stock through December 2006. On May 23, 2006, the Company announced that it was temporarily suspending repurchases under its stock repurchase program in light of the uncertainty surrounding the pending review of its historical stock option granting practices and the related governmental proceedings. (See notes 2 and 9.) The Company expects that once this matter is resolved, it will resume repurchases of its Class A common stock. During the nine months ended September 30, 2006, the Company repurchased 9.0 million shares of its Class A common stock for an aggregate of $281.8 million. As of September 30, 2006, the Company had repurchased an aggregate of 11.8 million shares of its Class A common stock for an aggregate of $358.3 million pursuant to its stock repurchase program.

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

During the nine months ended September 30, 2006, the Company drew down the remaining $207.0 million available under the Delayed Draw Term Loan component of the new American Tower credit facility and had drawn $25.0 million of the Delayed Draw Term Loan component of the new SpectraSite credit facility to finance debt redemptions and repurchases. During the nine months ended September 30, 2006, the Company also drew down, and then repaid, $10.0 million of the American Tower revolving credit facility.

As of September 30, 2006, the American Tower credit facility consists of the following:

•	a $300.0 million revolving credit facility, against which approximately $17.8 million of undrawn letters of credit are outstanding at September 30, 2006, maturing on October 27, 2010;

•	a $750.0 million Term Loan A, which is fully drawn, maturing on October 27, 2010; and

•	a $250.0 million Delayed Draw Term Loan, which is fully drawn, maturing on October 27, 2010.

The borrowers under the American Tower credit facility include ATI, American Tower, L.P., American Tower International, Inc. and American Tower LLC. The Company and the borrowers’ restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrowers and the restricted subsidiaries, with a carrying value aggregating approximately $4.5 billion at September 30, 2006. For more information regarding the American Tower credit facility, see note 8 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

As of September 30, 2006, the SpectraSite credit facility consists of the following:

•	a $250.0 million revolving credit facility, against which approximately $4.6 million of undrawn letters of credit were outstanding at September 30, 2006, maturing on October 27, 2010;

•	a $700.0 million Term Loan A, which is fully drawn, maturing on October 27, 2010; and

•	a $200.0 million Delayed Draw Term Loan, of which $25.0 million was drawn at September 30, 2006, maturing on October 27, 2010.

The borrower under the SpectraSite credit facility is SpectraSite Communications, Inc. (SpectraSite). SpectraSite, its parent company (SpectraSite, LLC), and its restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrower and the restricted subsidiaries, with a carrying value aggregating approximately $4.0 billion at September 30, 2006. The SpectraSite credit facility provides that any portion of the Delayed Draw Term Loan component that is not drawn as of October 27, 2006 will be canceled. As of October 27, 2006, the remaining $175.0 million undrawn portion of the Delayed Draw Term Loan was canceled pursuant to its terms. (See note 11.) For more information regarding the SpectraSite credit facility, see note 8 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

On August 23, 2006, the Company obtained waivers from the lenders under the American Tower and SpectraSite credit facilities with respect to defaults resulting from the failure by the Company to timely provide lenders with the required financial reports for the quarter ended June 30, 2006, the restatement of the Company’s previously issued financial statements and other potential defaults related to the Company’s historical stock option granting practices. Under the terms of the waivers, the lenders under each of the Company’s credit facilities extended the time of delivery for the Company’s required financial reports for the period ended June 30, 2006 to November 15, 2006. The waivers also waive defaults or events of default that have arisen or may arise in connection with the stock option inquiry, the Company’s restatement, and certain other related matters. Subsequent to September 30, 2006, the Company obtained new waivers, including an extension of the time of delivery for the Company’s required financial reports for the period ended September 30, 2006. (See note 11.)

7.    Merger Related Costs

In connection with the Company’s merger with SpectraSite, Inc., the Company assumed certain obligations related to employee separation costs of former SpectraSite, Inc. employees. Severance payments made to former SpectraSite, Inc. employees were subject to plans and agreements established by SpectraSite, Inc. and assumed by the Company in connection with the merger. These costs were recognized as an assumed liability in the purchase price allocation. In addition, the Company also incurred certain merger related costs for additional employee retention and separation costs incurred during the nine months ended September 30, 2006. The following table displays the activity with respect to this accrued liability for the nine months ended September 30, 2006 (in thousands):

	Liability as of January 1, 2006	Expense	Cash Payments	Other	Liability as of September 30, 2006
Employee separations	$20,963	$660	$(10,983)	$(1,743)	$8,897

There have been changes in estimates of the assumed liability while the allocation of the purchase price was finalized. These changes in estimates are included in the Other column in the table above. The current portion of the liability of $6.4 million is reflected in accounts payable and accrued expenses, and the long-term portion of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

the liability of $2.5 million is reflected in other long-term liabilities, in the accompanying condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005, respectively. The Company expects to pay the long-term portion of the merger related liabilities through the third quarter of 2008.

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

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2006 and 2005 is shown in the tables below. The Other column below represents amounts excluded from specific segments, such as depreciation, amortization and accretion expense; stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; impairments, net loss on sale of long-lived assets, restructuring and merger related expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Three months ended September 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2006
Segment revenues	$326,403	$7,064		$333,467
Segment operating expenses	84,601	2,961		87,562
Interest income, TV Azteca, net	3,584			3,584

Segment gross margin	245,386	4,103		249,489

Selling, general, administrative and development expenses	13,990	1,063	$27,331	42,384
Other expenses			189,979	189,979

Operating profit (loss)	$231,396	$3,040	$(217,310)	$17,126

2005
Segment revenues	$260,791	$3,955		$264,746
Segment operating expenses	69,776	2,364		72,140
Interest income, TV Azteca, net	3,609			3,609

Segment gross margin	194,624	1,591		196,215

Selling, general, administrative and development expenses	17,941	537	$14,116	32,594
Other expenses			192,447	192,447

Operating profit (loss)	$176,683	$1,054	$(206,563)	$(28,826)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Nine months ended September 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2006
Segment revenues	$962,831	$16,908		$979,739
Segment operating expenses	247,270	7,641		254,911
Interest income, TV Azteca, net	10,666			10,666

Segment gross margin	726,227	9,267		735,494

Selling, general, administrative and development expenses	45,600	2,975	$66,732	115,307
Other expenses			581,400	581,400

Operating profit (loss)	$680,627	$6,292	$(648,132)	$38,787

2005
Segment revenues	$626,970	$10,191		$637,161
Segment operating expenses	164,600	5,886		170,486
Interest income, TV Azteca, net	10,691			10,691

Segment gross margin	473,061	4,305		477,366

Selling, general, administrative and development expenses	42,685	2,548	$30,629	75,862
Other expenses			501,624	501,624

Operating profit (loss)	$430,376	$1,757	$(532,253)	$(100,120)

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

Verestar—Verestar, Inc., a subsidiary of the Company (Verestar), filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. In connection with the bankruptcy filing, the Company asserted certain claims against Verestar as an unsecured creditor. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against the Company for breaches by Verestar of those contracts as to which the Company is primarily or secondarily liable as a guarantor. The Company accrued its initial estimate of costs to settle these obligations and the remaining liability of $3.2 million is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005.

In June 2004, the Bankruptcy Court approved a stipulation between Verestar and the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) that permits the Committee to file

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

claims on behalf of Verestar against the Company, its affiliates and certain current and former officers and directors of Verestar and the Company. The Committee requested and received authorization from the Bankruptcy Court to take discovery of the Company and certain of Verestar’s current and former officers and directors. The Company produced various documents and a limited number of depositions were conducted by the Committee. In July 2005, the Committee filed a complaint in the U.S. District Court for the Southern District of New York against the Company and certain of its and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against the Company. (The case initially filed in the District Court has since been transferred to the Bankruptcy Court, and both cases are now pending as a single, consolidated case before the same Bankruptcy judge.) The Company may be obligated or may agree to indemnify certain of the defendants named in the litigation. The complaint originally filed in the District Court asserts various causes of action against the defendants, including declaratory judgment for alter ego, breach of fiduciary duty, conversion, conspiracy, tortious interference with contract and business relations, deepening insolvency, and avoidance and recovery of fraudulent transfers and preferential transfers. In connection with those claims, the Committee is seeking unspecified compensatory damages of not less than $150.0 million, punitive damages and various costs and fees. The complaint originally filed in the Bankruptcy Court includes an objection to the Company’s claims against Verestar and seeks to recharacterize and equitably subordinate those claims. The complaint also seeks substantive consolidation of the Company’s assets and liabilities with Verestar’s assets and liabilities. During 2005, the Company, together with the individual defendants, filed motions to dismiss certain claims asserted in the complaints. In June 2006, the Bankruptcy Court dismissed all counts involving certain defendants, including the Company’s Chairman and Chief Executive Officer, James D. Taiclet, Jr. The Bankruptcy Court dismissed most other claims against the remaining individual defendants, leaving only claims of breach of the duty of loyalty and conversion. The Bankruptcy Court also dismissed certain claims against the Company, although several causes of action against the Company, including declaratory judgment for alter ego, remain. In August 2006, the Committee, the Company and the individual defendants agreed to mediation as an attempt to resolve the case. In September 2006, the Bankruptcy Court approved the decision to mediate and stayed all aspects of the case pending the completion of mediation. The parties must negotiate in good faith for a minimum of 60 days, but may continue mediation for as long as the parties believe that the mediation is effective. The outcome of this complex litigation, including the possibility of successful mediation, cannot be predicted by the Company with certainty, is dependent upon many factors beyond the Company’s control, and could take several years to resolve. In the opinion of management, the resolution of the claims made against the Company by the Committee will not likely have a material adverse effect on the Company’s consolidated financial position or liquidity. The Company will incur additional costs in connection with its involvement in the Verestar bankruptcy proceedings. Such costs will be recorded as incurred and reflected within discontinued operations in the accompanying condensed consolidated financial statements.

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

SBC Transactions—SpectraSite entered into an agreement with SBC Communications Inc. (SBC) for the lease or sublease of approximately 2,500 towers from SBC between December 2000 and August 2004. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SpectraSite has the option to purchase the sites subject to the lease or sublease upon their expiration. The towers are grouped into annual tranches for purposes of this purchase option, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to the towers in each tranche. The purchase option must be exercised in its entirety with respect to all towers in each tranche. The purchase price for each site is a fixed amount stated in the sublease

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

for that site plus the fair market value of certain alterations made to the related tower by SBC. The aggregate purchase option price for the towers leased and subleased was approximately $302.8 million as of September 30, 2006, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by SpectraSite at the expiration of the lease or sublease, SBC has the right to continue to lease the reserved space for successive one year terms at a rate equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL Communications, Inc. (ALLTEL) to acquire communications towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of 1,776 towers in tranches between April 2001 and March 2002. The Company has the option to purchase these towers at the expiration of the sublease period, which will occur between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase option must be exercised in its entirety with respect to all towers in each tranche. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the sublease period. The aggregate purchase option price for the subleased towers was approximately $57.5 million as of September 30, 2006. At ALLTEL’s option, at the expiration of the sublease period the purchase price for each tower will be payable in cash or with 769 shares of the Company’s Class A common stock.

Build-to-Suit Agreements—As of September 30, 2006, the Company was party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. During the nine months ended September 30, 2006, the Company completed construction on 84 towers in Mexico pursuant to these build-to-suit agreements for an aggregate cost of approximately $12.0 million. As of September 30, 2006, the Company had completed construction on a total of 251 towers in Mexico under the terms of these agreements, and the Company is obligated through March 2007 to construct approximately 57 additional towers in Mexico for an aggregate cost of approximately $10.8 million.

10.    ATC International Transactions

ATC South America—During the nine months ended September 30, 2006, the Company repurchased from stockholders of ATC South America the remaining 9.3% minority interest in ATC South America that it did not own for $22.9 million in cash, as further described below. Giving effect to these repurchases, the Company now owns 100% of ATC South America. In accordance with SFAS No. 141 “Business Combinations” (SFAS No. 141) the acquisitions have been accounted for under the purchase method of accounting. The purchase prices have been allocated to the net assets acquired (principally intangible assets) and liabilities assumed based on the estimated fair values at the date of acquisition.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

11.    Subsequent Events

Note Repurchases—Between October 1, 2006 and November 20, 2006, the Company repurchased in privately negotiated transactions $22.5 million principal amount of ATI 7.25% Notes for $23.4 million in cash. In connection with this transaction, the Company expects to record a charge of $1.3 million related to amounts paid in excess of carrying value and the write-off of related deferred financing fees in the fourth quarter of 2006.

Waiver Under Credit Facilities—On November 13, 2006, the Company obtained new waivers from the lenders under the American Tower and SpectraSite credit facilities with respect to defaults resulting from the failure by the Company to timely provide lenders with the required financial reports for the quarters ended June 30, 2006 and September 30, 2006, the restatement of the Company’s previously issued financial statements and other potential defaults related to the Company’s historical stock option granting practices. Under the terms of the waivers, the lenders under each of the Company’s credit facilities extended the time of delivery for the Company’s required financial reports to December 22, 2006. The waivers also waive defaults or events of default that have arisen or may arise in connection with the stock option inquiry, the Company’s restatement, and certain other related matters. The waivers also provide that for each credit facility, if lenders representing greater than 80% of the sum of the aggregate unutilized commitments plus the aggregate loans then outstanding under the credit facility deliver a notice demanding such financial reports, the waiver will extend only to the 30th day following such notice.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

SpectraSite Credit Facility—As of September 30, 2006, the SpectraSite credit facility consists of a $250.0 million revolving credit facility, a $700.0 million Term Loan A and a $200.0 million Delayed Draw Term Loan, as discussed in note 6. Under the terms of the SpectraSite credit facility, any portion of the Delayed Draw Term Loan that is not drawn as of October 27, 2006 will be canceled. As of October 27, 2006, the Company had drawn $25.0 million of the Delayed Draw Term Loan. Accordingly, effective as of October 27, 2006, the remaining $175.0 million undrawn portion of the Delayed Draw Term Loan was canceled pursuant to its terms.

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

12.    Subsidiary Guarantees

The ATI 7.25% Notes are fully and unconditionally guaranteed on a joint and several basis by ATI, American Tower L.P., American Tower LLC, American Tower International, Inc. and substantially all of their wholly owned domestic subsidiaries (collectively, the Guarantor Subsidiaries), as well as by American Tower Corporation (the Parent). Prior to the Company’s redemption of the ATI 12.25% senior subordinated discount notes due 2008 (ATI 12.25% Notes) in February 2006, the ATI 12.25% Notes were likewise fully and unconditionally guaranteed on a joint and several basis by ATI, the Guarantor Subsidiaries and the Parent. The ATI 7.25% Notes and the subsidiary guarantees under the ATI 7.25% Notes are subordinated to all indebtedness under the American Tower credit facility and the SpectraSite credit facility.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

As described in note 2, subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended September 30, 2005, management determined that certain of its previously issued financial statements should be restated. In connection with this restatement, the Company determined that it should also restate its previously presented condensed consolidating financial data for 2005.

In addition to the restatement described in note 2, subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended September 30, 2005, management determined that the previously presented condensed consolidating financial data did not reflect certain intercompany loans, related interest and management fees. The current presentation has been restated to reflect all intercompany activity related to these entities. The changes in presentation did not affect the Company’s consolidated financial position or results of operations, nor did the changes adversely impact the Company’s compliance with debt covenants or ratios.

The following schedules present net (loss) income originally reported in the Company’s condensed consolidating statements of operations for the three and nine months ended September 30, 2005, and the restated amounts as described above and in note 2 (in thousands):

Three months ended September 30, 2005	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
As originally reported:
Net (loss) income	$(20,870)	$(8,429)	$15,695	$12,946	$(20,212)	$(20,870)
As restated:
Net (loss) income	$(22,080)	$(21,228)	$27,284	$(1,655)	$(4,401)	$(22,080)

Nine months ended September 30, 2005	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
As originally reported:
Net (loss) income	$(84,249)	$(57,571)	$41,002	$38,147	$(21,578)	$(84,249)
As restated:
Net (loss) income	$(90,610)	$(100,456)	$77,528	$(5,784)	$28,712	$(90,610)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2006

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$1,984	$123,106	$108	$82,004		$207,202
Accounts receivable, net		17,910	1,511	14,084		33,505
Prepaid & other current assets	3,561	26,191		36,098		65,850
Deferred income taxes	73,108			21,128		94,236

Total current assets	78,653	167,207	1,619	153,314		400,793

PROPERTY AND EQUIPMENT, NET		1,703,767	15,243	1,549,322		3,268,332
INTANGIBLE ASSETS, NET	21,513	1,212,329	46,752	2,782,130		4,062,724
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	5,151,414	25,275	78,327		$(5,255,016)
INTERCOMPANY NOTES (PAYABLE) RECEIVABLE		(1,237,751)	1,614,433	(376,682)
OTHER LONG-TERM ASSETS	593,788	212,798		67,295		873,881

TOTAL	$5,845,368	$2,083,625	$1,756,374	$4,175,379	$(5,255,016)	$8,605,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$30,060	$98,690	$464	$94,872		$224,086
Current portion of long-term obligations	252,228	1,182		466		253,876
Other current liabilities		41,907		34,564		76,471

Total current liabilities	282,288	141,779	464	129,902		554,433

LONG -TERM OBLIGATIONS	1,178,955	1,370,535	81	759,993		3,309,564
OTHER LONG-TERM LIABILITIES	3,086	177,339		173,666		354,091

Total liabilities	1,464,329	1,689,653	545	1,063,561		4,218,088

MINORITY INTEREST IN SUBSIDIARIES				3,529		3,529
STOCKHOLDERS’ EQUITY	4,381,039	393,972	1,755,829	3,108,289	(5,255,016)	4,384,113

TOTAL	$5,845,368	$2,083,625	$1,756,374	$4,175,379	$(5,255,016)	$8,605,730

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$171,318	$2,306	$159,843		$333,467
Operating expenses		130,906	2,947	127,607		261,460

Operating income (loss) from continuing operations		40,412	(641)	32,236		72,007

Other income (expense):
Interest income, TV Azteca, net				3,584		3,584
Interest (expense) income, net	$(20,828)	(46,143)	33,918	(19,103)		(52,156)
Other (expense) income	(117)	(606)	5,977	(11,563)		(6,309)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY METHOD INVESTMENTS	(20,945)	(6,337)	39,254	5,154		17,126
Income tax benefit (provision)	7,330	1,422	(14,726)	(7,376)		(13,350)
Minority interest in net earnings of subsidiaries				(60)		(60)
Income on equity method investments		6				6
Equity in income (loss) of subsidiaries, net of income taxes recorded at the subsidiary level	17,337	945	(3,574)		$(14,708)

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,722	(3,964)	20,954	(2,282)	(14,708)	3,722

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT	(250)					(250)

NET INCOME (LOSS)	$3,472	$(3,964)	$20,954	$(2,282)	$(14,708)	$3,472

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$505,694	$5,189	$468,856		$979,739
Operating expenses		386,180	6,227	376,844		769,251

Operating income (loss) from continuing operations		119,514	(1,038)	92,012		210,488

Other income (expense):
Interest income, TV Azteca, net				10,666		10,666
Interest (expense) income, net	$(63,030)	(142,374)	105,412	(57,382)		(157,374)
Other (expense) income	(3,450)	(21,828)	(5,163)	5,448		(24,993)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY METHOD INVESTMENTS	(66,480)	(44,688)	99,211	50,744		38,787
Income tax benefit (provision)	22,101	7,757	(37,732)	(20,238)		(28,112)
Minority interest in net earnings of subsidiaries				(597)		(597)
Income on equity method investments		16				16
Equity in income (loss) of subsidiaries, net of income taxes recorded at the subsidiary level	54,473	2,067	15,682		$(72,222)

INCOME (LOSS) FROM CONTINUING OPERATIONS	10,094	(34,848)	77,161	29,909	(72,222)	10,094
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT	(895)					(895)

NET INCOME (LOSS)	$9,199	$(34,848)	$77,161	$29,909	$(72,222)	$9,199

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(56,799)	$204,664	$109,405	$217,899	$475,169
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(40,293)	(249)	(50,120)	(90,662)
Payments for acquisitions	(263)			(32,784)	(33,047)
Proceeds from sale of businesses and other long-term assets		12,336	744	13,608	26,688
Deposits and other investing activities		175		(421)	(246)

Cash used for investing activities	(263)	(27,782)	495	(69,717)	(97,267)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Borrowings under credit facilities		217,000		25,000	242,000
Repayment of notes payable, credit facilities and capital leases	(26,721)	(244,920)		(786)	(272,427)
Purchases of Class A common stock	(289,459)				(289,459)
Net proceeds from stock options and warrants	38,780				38,780
Deferred financing costs and other financing activities		(1,176)		(1,119)	(2,295)
Investments in and advances from (to) subsidiaries	301,436	(68,653)	(109,902)	(122,881)

Cash provided by (used for) financing activities	24,036	(97,749)	(109,902)	(99,786)	(283,401)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,026)	79,133	(2)	48,396	94,501
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	35,010	43,973	110	33,608	112,701

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,984	$123,106	$108	$82,004	$207,202

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands)

(As restated, see note 2)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$154,486	$1,428	$108,832		$264,746
Operating expenses		134,599	940	92,034		227,573

Operating income from continuing operations		19,887	488	16,798		37,173
Other income (expense):
Interest income, TV Azteca, net				3,609		3,609
Interest (expense) income, net	(23,176)	(55,252)	38,103	(15,975)		(56,300)
Other expense	(12,571)	(1,838)	2,246	(1,145)		(13,308)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(35,747)	(37,203)	40,837	3,287		(28,826)
Income tax benefit (provision)	11,180	15,294	(13,994)	(4,814)		7,666
Minority interest in net earnings of subsidiaries				(128)		(128)
Loss on equity method investments		(70)				(70)
Equity in income (loss) of subsidiaries, net of income taxes recorded at the subsidiary level	2,989	970	442		(4,401)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(21,578)	(21,009)	27,285	(1,655)	(4,401)	(21,358)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT	(502)	(219)	(1)			(722)

NET (LOSS) INCOME	$(22,080)	$(21,228)	$27,284	$(1,655)	$(4,401)	$(22,080)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands)

(As restated, see note 2)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$449,779	$4,594	$182,788		$637,161
Operating expenses		390,991	3,323	145,878		540,192

Operating income from continuing operations		58,788	1,271	36,910		96,969
Other income (expense):
Interest income, TV Azteca, net				10,691		10,691
Interest (expense) income, net	$(73,938)	(168,996)	117,209	(36,827)		(162,552)
Other expense	(21,737)	(23,574)	6,736	(6,653)		(45,228)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(95,675)	(133,782)	125,216	4,121		(100,120)
Income tax benefit (provision)	32,155	34,188	(42,905)	(9,666)		13,772
Minority interest in net earnings of subsidiaries				(239)		(239)
Loss on equity method investments		(2,120)				(2,120)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(25,997)	2,066	(4,781)		$28,712

(LOSS) INCOME FROM CONTINUING OPERATIONS	(89,517)	(99,648)	77,530	(5,784)	28,712	(88,707)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT	(1,093)	(808)	(2)			(1,903)

NET (LOSS) INCOME	$(90,610)	$(100,456)	$77,528	$(5,784)	$28,712	$(90,610)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands)

(As restated, see note 2)

	Parent	ATI	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(80,698)	$176,647	$118,888	$45,367	$260,204
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(25,468)	(57)	(33,703)	(59,228)
Payments for acquisitions		(2,100)		(10,838)	(12,938)
Cash acquired from Spectrasite merger, net of transaction costs	(4,964)			39,045	34,081
Proceeds from sale of businesses and other long-term assets		3,800			3,800
Deposits, investments and other long-term assets		(718)	25	(406)	(1,099)

Cash used for investing activities	(4,964)	(24,486)	(32)	(5,902)	(35,384)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of notes payable, credit facilities and capital leases	(292,139)	(132,818)		(1,493)	(426,450)
Net proceeds from stock options and other	46,037				46,037
Borrowings under credit facility		50,000			50,000
Deferred financing costs and other financing activities	(331)	(474)			(805)
Investments in and advances from (to) subsidiaries	190,077	(51,879)	(119,013)	(19,185)

Cash used for financing activities	(56,356)	(135,171)	(119,013)	(20,678)	(331,218)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(142,018)	16,990	(157)	18,787	(106,398)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	193,483	6,174	307	15,593	215,557

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,465	$23,164	$150	$34,380	$109,159

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading wireless and broadcast communications infrastructure company with a portfolio of over 22,000 owned communications sites. As of September 30, 2006, our portfolio includes approximately 20,000 owned tower sites in the United States and approximately 2,700 in Mexico and Brazil. In addition to our owned tower sites, we offer access to over 10,000 rooftop and tower sites in the United States that we manage for third parties. We also operate in-building distributed antenna systems in malls and casino/hotel resorts. Our primary business is leasing antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies. We operate the largest independent portfolio of wireless and broadcast communications sites in the United States, Mexico and Brazil, based on number of sites and revenue.

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

In August 2005, we completed our merger with SpectraSite, Inc., an owner and operator of approximately 7,800 wireless and broadcast towers and in-building systems in the United States. Following our merger with SpectraSite, Inc., our principal United States operating subsidiaries consist of American Towers, Inc. (ATI) and SpectraSite Communications, Inc. (SpectraSite). The merger was approved by our and SpectraSite, Inc.’s stockholders on August 3, 2005, and the results of operations of SpectraSite have been included in our consolidated results of operations since that date. During the three and nine months ended September 30, 2006, communications sites acquired from SpectraSite contributed $113.2 million and $332.9 million, respectively, to our total revenues and contributed $74.7 million and $219.4 million, respectively, to our rental and management segment operating profit.

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

Results of Operations

Three Months Ended September 30, 2006 and 2005 (dollars in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2006	2005
REVENUES:
Rental and management	$326,403	$260,791	$65,612	25%
Network development services	7,064	3,955	3,109	79

Total revenues	333,467	264,746	68,721	26

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	84,601	69,776	14,825	21
Network development services	2,961	2,364	597	25
Depreciation, amortization and accretion	131,357	116,752	14,605	13
Selling, general, administrative and development expense (including stock-based compensation expense of $10,683 and $2,088, respectively)	42,384	32,594	9,790	30
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense (including stock-based compensation expense in 2005 of $1,549)	157	6,087	(5,930)	(97)

Total operating expenses	261,460	227,573	33,887	15

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	3,584	3,609	(25)	(1)
Interest income	2,292	1,351	941	70
Interest expense	(54,448)	(57,651)	(3,203)	(6)
Loss on retirement of long-term obligations	(893)	(14,420)	(13,527)	(94)
Other (expense) income	(5,416)	1,112	(6,528)	(587)
Income tax (provision) benefit	(13,350)	7,666	(21,016)	(274)
Minority interest in net earnings of subsidiaries	(60)	(128)	(68)	(53)
Income (loss) on equity method investments	6	(70)	76	109
Loss from discontinued operations, net	(250)	(722)	(472)	(65)

Net income (loss)	$3,472	$(22,080)	$25,552	116%

Total Revenues

Total revenues for the three months ended September 30, 2006 were $333.5 million, an increase of $68.7 million from the three months ended September 30, 2005. Approximately $45.9 million of the increase was attributable to revenues generated by communications sites acquired from SpectraSite. The balance of the increase resulted from an increase in other rental and management revenue of $19.7 million and network development services revenue of $3.1 million.

Rental and Management Revenue

Rental and management revenue for the three months ended September 30, 2006 was $326.4 million, an increase of $65.6 million from the three months ended September 30, 2005. Approximately $45.9 million of the increase was attributable to revenues generated by communications sites acquired from SpectraSite. Approximately $17.5 million of the increase resulted from incremental revenue generated by communications sites that existed during the entire period between July 1, 2005 and September 30, 2006, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators net of straight-line accounting treatment, favorable currency exchange rates and the net increase in straight-line accounting revenue from extending the renewal dates of thousands of our tenant leases, offset by lease cancellations. In addition, approximately $2.2 million of increase resulted from revenue generated by the approximately 380 communications sites acquired and/or constructed subsequent to July 1, 2005, other than sites acquired from SpectraSite. We believe that our rental and management revenue will increase as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless and broadcast service providers.

Network Development Services Revenue

Network development services revenue for the three months ended September 30, 2006 was $7.1 million, an increase of $3.1 million from the three months ended September 30, 2005. This increase was primarily attributable to revenues generated by our structural analysis services due to the increased business associated with our significantly larger communications site portfolio, primarily as a result of sites acquired from SpectraSite. As we continue to focus on and grow our site leasing business, and offer only limited services that directly support our site leasing operations and the addition of new tenants and equipment on our sites, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2006 were $261.5 million, an increase of $33.9 million from the three months ended September 30, 2005. The increase was attributable to an increase in depreciation, amortization and accretion expense of $14.6 million, an increase in expenses within our rental and management segment of $14.8 million, an increase in selling, general, administrative and development expense of $9.8 million, and an increase in expenses within our network development services segment of $0.6 million. These increases were offset by a decrease in impairments, net loss on sale of long-lived assets, restructuring and merger related expense of $5.9 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the three months ended September 30, 2006 was $84.6 million, an increase of $14.8 million from the three months ended September 30, 2005. Approximately $11.9 million of this increase was related to expenses attributable to communications sites acquired from SpectraSite, and the remaining $2.9 million of this increase was attributable to existing sites and acquired sites other than sites acquired from SpectraSite.

Rental and management segment gross margin for the three months ended September 30, 2006 was $245.4 million, an increase of $50.8 million from the three months ended September 30, 2005. Approximately $33.8 million of the increase resulted from communications sites acquired from SpectraSite. The balance of the increase resulted from the additional revenue, net of the increase in expenses, described above.

Rental and management segment operating profit for the three months ended September 30, 2006 was $231.4 million, an increase of $54.7 million from the three months ended September 30, 2005. The increase was comprised of a $50.8 million increase in rental and management segment gross margin described above and a $4.0 million decrease in selling, general, administrative and development expenses related to the rental and management segment.

Network Development Services Expense

Network development services expense for the three months ended September 30, 2006 was $3.0 million, an increase of $0.6 million from the three months ended September 30, 2005. The increase correlates directly to the growth in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the three months ended September 30, 2006 was $131.4 million, an increase of $14.6 million from the three months ended September 30, 2005. The increase was primarily attributable to approximately $16.0 million of depreciation, amortization and accretion expense related to long-lived assets of SpectraSite. The increase was offset by a $1.4 million decrease in depreciation expense primarily related to fully depreciated assets.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the three months ended September 30, 2006 was $42.4 million, an increase of $9.8 million from the three months ended September 30, 2005. The increase was primarily attributable to an increase of $8.6 million in stock-based compensation expense, as well as $8.2 million in costs associated with the review of our stock option granting practices and the related legal and governmental proceedings incurred during the three months ended September 30, 2006. This increase was offset by a decrease of approximately $7.0 million, primarily attributable to decreased payroll and related expenses. Payroll and related expenses decreased in the three months ended September 30, 2006 primarily as a result of cost savings realized following the completion of the integration of the operations of SpectraSite. We expect to incur additional costs related to the review of our stock option granting practices and the related legal and governmental proceedings. For additional information see “—Liquidity and Capital Resources” below.

Impairments, Net Loss on Sale of Long-lived Assets, Restructuring and Merger Related Expense

Impairments, net loss on sale of long-lived assets, restructuring and merger related expense for the three months ended September 30, 2006 was $0.2 million, a decrease in expense of $5.9 million from the three months ended September 30, 2005. The decrease was due primarily to a $0.2 million net decrease in impairments and net loss on sale of long-lived assets, a $1.5 million decrease in restructuring stock-based compensation expense and a decrease of $4.2 million in merger related expenses during the three months ended September 30, 2006. The net decrease of $0.2 million in impairments and net loss on sale of long-lived assets was primarily comprised of an increase of $4.3 million in gains on sales of non-core towers and related assets, primarily related to the sale of 27 towers in one transaction, during the three months ended September 30, 2006, offset by a $2.7 million increase in impairments related to towers with no current tenant leases and other asset impairments of $1.8 million.

Interest Expense

Interest expense for the three months ended September 30, 2006 was $54.4 million, a decrease of $3.2 million from the three months ended September 30, 2005. The decrease resulted primarily from a reduction in interest expense of $11.6 million as a result of redemptions and repurchases of our outstanding debt securities, offset by additional interest incurred related to the new SpectraSite credit facility and higher borrowing levels on the American Tower credit facility of approximately $4.3 million and $4.8 million, respectively.

Loss on Retirement of Long-Term Obligations

During the three months ended September 30, 2006, we repurchased approximately $15.5 million principal amount of ATI 7.25% senior subordinated notes due 2011 (ATI 7.25% Notes) and $23.5 million principal amount of 5.0% convertible notes due 2010 (5.0% Notes). In connection with these transactions, we paid the noteholders an aggregate of $39.3 million in cash. As a result of these transactions, we recorded a charge of $0.9 million related to amounts paid in excess of the carrying value for the ATI 7.25% Notes and the write-off of related deferred financing fees.

During the three months ended September 30, 2005, we redeemed $141.9 million of our 9 3/8% senior notes due 2009 (9 3/8% Notes) for $148.5 million in cash, plus $4.2 million in accrued interest. In addition, we repurchased, $15.0 million face amount of our ATI 12.25% senior subordinated discount notes due 2008 (ATI

12.25% Notes) ($9.9 million accreted value, net of $0.5 million fair value discount allocated to warrants) for $11.6 million in cash and converted $46.1 million principal amount of our 3.25% convertible notes due August 1, 2010 (3.25% Notes) in exchange for $4.0 million in cash and the issuance of 3.8 million shares of Class A common stock. As a result of these transactions, we recorded a $14.4 million charge related to the write-off of deferred financing fees and amounts paid in excess of the carrying value of the notes.

Other Income (Expense)

Other expense for the three months ended September 30, 2006 was $5.4 million, an increase of $6.5 million from the three months ended September 30, 2005. The increase was primarily attributable to an increase of approximately $6.8 million in expense due to a decrease in the fair market value of the interest rate swap agreements assumed from SpectraSite.

Income Tax (Provision) Benefit

The income tax provision for the three months ended September 30, 2006 was $13.4 million, an increase of $21.0 million from the income tax benefit of $7.7 million for the three months ended September 30, 2005. The effective tax rate was 78.0% for the three months ended September 30, 2006, as compared to 26.6% for the three months ended September 30, 2005. The effective tax rate on income from continuing operations for the three months ended September 30, 2006 differs from the federal statutory rate due primarily to foreign items, non-deductible losses on note conversions and state taxes. The significant increase in the effective tax rate for the three months ended September 30, 2006 reflects the impact of the foregoing items relative to the nominal level of income before income taxes, minority interest and income (loss) on equity method investments, for which a small change in amount resulted in a large percentage change in the tax rate. The effective tax rate on loss from continuing operations for the three months ended September 30, 2005 differs from the federal statutory rate due primarily to valuation allowances related to capital losses and foreign items.

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

Nine Months Ended September 30, 2006 and 2005 (dollars in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2006	2005
REVENUES:
Rental and management	$962,831	$626,970	$335,861	54%
Network development services	16,908	10,191	6,717	66

Total revenues	979,739	637,161	342,578	54

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	247,270	164,600	82,670	50
Network development services	7,641	5,886	1,755	30
Depreciation, amortization and accretion	397,429	283,507	113,922	40
Selling, general, administrative and development expense (including stock-based compensation expense of $29,541 and $4,614, respectively)	115,307	75,862	39,445	52
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense (including stock-based compensation expense in 2005 of $2,313)	1,604	10,337	(8,733)	(84)

Total operating expenses	769,251	540,192	229,059	42

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	10,666	10,691	(25)
Interest income	5,021	2,858	2,163	76
Interest expense	(162,395)	(165,410)	(3,015)	(2)
Loss on retirement of long-term obligations	(25,967)	(45,850)	(19,883)	(43)
Other income	974	622	352	57
Income tax (provision) benefit	(28,112)	13,772	(41,884)	(304)
Minority interest in net earnings of subsidiaries	(597)	(239)	358	150
Income (loss) on equity method investments	16	(2,120)	2,136	101
Loss from discontinued operations, net	(895)	(1,903)	(1,008)	(53)

Net income (loss)	$9,199	$(90,610)	$99,809	110%

Total Revenues

Total revenues for the nine months ended September 30, 2006 were $979.7 million, an increase of $342.6 million from the nine months ended September 30, 2005. Approximately $265.7 million of the increase was attributable to revenues generated by communications sites acquired from SpectraSite. The balance of the increase resulted from an increase in other rental and management revenue of $70.2 million and network development services revenue of $6.7 million.

Rental and Management Revenue

Rental and management revenue for the nine months ended September 30, 2006 was $962.8 million, an increase of $335.9 million from the nine months ended September 30, 2005. Approximately $265.5 million of the increase was attributable to revenues generated by communications sites acquired from SpectraSite. Approximately $62.3 million of the increase resulted from incremental revenue generated by communications sites that existed during the entire period between January 1, 2005 and September 30, 2006, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators net of straight-line accounting treatment, favorable currency exchange rates, back-billing of certain reimbursed expenses, and the net increase in straight-line accounting revenue from extending the renewal dates of thousands of our tenant leases, offset by lease cancellations. In addition, approximately $8.1 million of the increase resulted from revenue generated by the approximately 510 communications sites acquired and/or constructed subsequent to January 1, 2005, other than sites acquired from SpectraSite. We believe that our rental and management revenue will increase as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless and broadcast service providers.

Network Development Services Revenue

Network development services revenue for the nine months ended September 30, 2006 was $16.9 million, an increase of $6.7 million from the nine months ended September 30, 2005. This increase was primarily attributable to revenues generated by our structural analysis services due to the increased business associated with our significantly larger communications site portfolio, primarily as a result of sites acquired from SpectraSite. As we continue to focus on and grow our site leasing business, and offer only limited services that directly support our site leasing operations and the addition of new tenants and equipment on our sites, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2006 were $769.3 million, an increase of $229.1 million from the nine months ended September 30, 2005. The increase was attributable to an increase in depreciation, amortization and accretion expense of $113.9 million, an increase in expenses within our rental and management segment of $82.7 million, an increase in selling, general, administrative and development expense of $39.4 million, and an increase in expenses within our network development services segment of $1.8 million. These increases were offset by a decrease in impairments, net loss on sale of long-lived assets, restructuring and merger related expense of $8.7 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the nine months ended September 30, 2006 was $247.3 million, an increase of $82.7 million from the nine months ended September 30, 2005. Approximately $76.9 million of this increase was related to expenses attributable to communications sites acquired from SpectraSite and the remaining $5.8 million of this increase was attributable to existing sites and acquired sites other than sites acquired from SpectraSite.

Rental and management segment gross margin for the nine months ended September 30, 2006 was $726.2 million, an increase of $253.2 million from the nine months ended September 30, 2005. Approximately $188.6 million of the increase resulted from communications sites acquired from SpectraSite. The balance of the increase resulted from the additional revenue, net of the increase in expenses, described above.

Rental and management segment operating profit for the nine months ended September 30, 2006 was $680.6 million, an increase of $250.3 million from the nine months ended September 30, 2005. The increase was comprised of a $253.2 million increase in rental and management segment gross margin described above, net of a $2.9 million increase in selling, general, administrative and development expenses related to the rental and management segment.

Network Development Services Expense

Network development services expense for the nine months ended September 30, 2006 was $7.6 million, an increase of $1.8 million from the nine months ended September 30, 2005. The majority of the increase correlates directly to the growth in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the nine months ended September 30, 2006 was $397.4 million, an increase of $113.9 million from the nine months ended September 30, 2005. The increase was primarily attributable to approximately $114.1 million of depreciation, amortization and accretion expense related to long-lived assets of SpectraSite, and to a lesser extent approximately $3.8 million of accretion expense related to the acceleration of settlement date assumptions regarding our asset retirement obligations. These increases were offset by a decrease in depreciation expense primarily related to fully depreciated assets.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the nine months ended September 30, 2006 was $115.3 million, an increase of $39.4 million from the nine months ended September 30, 2005. The increase was primarily attributable to an increase of $24.9 million in stock-based compensation expense, $9.5 million in costs associated with the review of our stock option granting practices and the related legal and governmental proceedings incurred during the nine months ended September 30, 2006 and $5.0 million in other selling, general, administrative expenses. The $5.0 million increase in other selling, general, administrative expenses was primarily as a result of the inclusion of SpectraSite expenses for nine months ended September 30, 2006, as compared to the two months post merger in the nine months ended September 30, 2005. We expect to incur additional costs related to the review of our stock option granting practices and the related legal and governmental proceedings. For additional information see “—Liquidity and Capital Resources” below.

Impairments, Net Loss on Sale of Long-lived Assets, Restructuring and Merger Related Expense

Impairments, net loss on sale of long-lived assets, restructuring and merger related expense for the nine months ended September 30, 2006 was $1.6 million, a decrease of $8.7 million from the nine months ended September 30, 2005. The decrease was due primarily to a $2.7 million net decrease in impairments and net loss on sale of long-lived assets, a $2.3 million decrease in restructuring stock-based compensation expenses and a $3.7 million decrease in merger related expenses during the nine months ended September 30, 2006. The net decrease of $2.7 million in impairments and net loss on sale of long-lived assets was primarily comprised of an increase of $4.3 million in gains on sales of non-core towers and related assets, primarily related to the sale of 27 towers in one transaction, during the nine months ended September 30, 2006, offset by a $2.7 million increase in impairments related to towers with no current tenant leases and other asset impairments of $4.3 million.

Interest Expense

Interest expense for the nine months ended September 30, 2006 was $162.4 million, a decrease of $3.0 million from the nine months ended September 30, 2005. The decrease resulted primarily from a reduction in interest expense of $37.6 million as a result of redemptions and repurchases of our outstanding debt securities, offset by additional interest incurred related to the new SpectraSite credit facility and higher borrowing levels on the American Tower credit facility of approximately $23.1 million and $14.2 million, respectively.

Loss on Retirement of Long-Term Obligations

During the nine months ended September 30, 2006, approximately $45.0 million principal amount of 3.25% Notes were converted into shares of our Class A common stock, and we repurchased approximately $52.4 million principal amount of ATI 7.25% Notes and $23.5 million principal amount of 5.0% convertible notes due 2010. In connection with these transactions, we paid the noteholders an aggregate of $41.3 million in cash. In addition, on February 1, 2006, we redeemed $227.7 million face amount ($162.1 million accreted value, net of $7.0 million fair value discount allocated to warrants) of ATI 12.25% Notes in accordance with the indenture at 106.125% of their accreted value for an aggregate of $179.5 million. As a result of these transactions, we recorded a charge of $26.0 million related to amounts paid in excess of the carrying value and the write-off of related deferred financing fees.

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

Income Tax (Provision) Benefit

The income tax provision for the nine months ended September 30, 2006 was $28.1 million, an increase of $41.9 million from the income tax benefit of $13.8 million for the nine months ended September 30, 2005. The effective tax rate was 72.5% for the nine months ended September 30, 2006, as compared to 13.8% for the nine months ended September 30, 2005. The effective tax rate on income from continuing operations for the nine months ended September 30, 2006 differs from the federal statutory rate due primarily to foreign items, non-deductible losses on note conversions and state taxes. The significant increase in the effective tax rate for the nine months ended September 30, 2006 reflects the impact of the foregoing items relative to the nominal level of income before income taxes, and income (loss) on equity method investments, for which a small change in amount resulted in a large percentage change in the tax rate. The effective tax rate on loss from continuing operations for the nine months ended September 30, 2005 differs from the federal statutory rate due primarily to valuation allowances related to capital losses and foreign items.

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

Liquidity and Capital Resources

The information in this section updates as of September 30, 2006, the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K/A for the year ended December 31, 2005 and should be read in conjunction with that report.

As of September 30, 2006, we had total outstanding indebtedness of approximately $3.6 billion. During the nine months ended September 30, 2006 and the year ended December 31, 2005, we generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations. We believe our cash generated from operations will be sufficient to fund our obligations for capital expenditures and cash debt service, including interest and principal repayments, for at least the next twelve months.

Uses of Cash

Stock Repurchase Program.    In November 2005, we announced that our Board of Directors had approved a stock repurchase program for the repurchase of up to $750.0 million of our Class A common stock through December 2006. On May 23, 2006, we announced that we were temporarily suspending repurchases under the stock repurchase program in light of the uncertainty surrounding the pending review of our historical stock option granting practices and the related governmental proceedings. We expect that once this matter is resolved, we will resume repurchases of our Class A common stock. During the nine months ended September 30, 2006, we repurchased 9.0 million shares of our Class A common stock for an aggregate of $281.8 million. As of September 30, 2006, we had repurchased an aggregate of 11.8 million shares of our Class A common stock for an aggregate of $358.3 million pursuant to our stock repurchase program.

Tower Construction and Improvements and In-Building System Installation.    During the nine months ended September 30, 2006, payments for purchases of property and equipment and construction activities totaled $90.7 million, including capital expenditures incurred in connection with the construction of 149 towers and the installation of 19 in-building systems. We anticipate that we will build approximately 210 new wireless towers and install approximately 25 new in-building systems by the end of 2006, and expect our 2006 total capital expenditures for construction, improvements, land purchases and corporate purposes to be between approximately $124.0 million and $129.0 million. In addition, we anticipate that we will build approximately 200 new wireless towers and install approximately 25 new in-building systems in 2007, and expect our 2007 total capital expenditures for construction, improvements, land purchases and corporate purposes to be between approximately $130.0 million and $150.0 million.

Refinancing and Repurchases of Debt.    In order to extend the maturity dates of our indebtedness, reduce interest expense and improve our financial flexibility, we use our available liquidity to refinance and repurchase our outstanding indebtedness. During the nine months ended September 30, 2006, we used $260.2 million in cash to redeem and repurchase $303.6 million and convert approximately $45.0 million face amount of our outstanding debt securities. For more information about our financing activities, see “—Financing Activities” below.

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

ATC South America.    During the nine months ended September 30, 2006, we used cash from operations to fund the repurchase of the remaining 9.3% minority interests in ATC South America not owned by us. In April 2006, we paid a total of $22.9 million in connection with the repurchase of these interests from stockholders of ATC South America, including J. Michael Gearon, Jr. and William H. Hess, executive officers of the Company. Giving effect to these repurchases, we now own 100% of ATC South America (see note 10 to our condensed consolidated financial statements included in Item 1 of this Form 10-Q).

Expenses Related to Stock Option Review and Related Matters.    In connection with the review of our stock option granting practices, restatement of previously issued financial statements and the related legal and governmental proceedings, we have incurred significant legal, accounting and auditing expenses, and we expect that significant expenditures will continue to be incurred in the future. For more information regarding the review of our stock option granting practices and the related proceedings, please see Part II, Item 1 of this Quarterly Report under the caption “Legal Proceedings” and notes 2 and 9 to our condensed consolidated financial statements included in Item 1 of this Form 10-Q. As of September 30, 2006, we had incurred approximately $9.5 million in costs associated with the review of our stock option granting practices and the related proceedings. In addition, depending on the outcomes of these proceedings, we could be subject to regulatory fines, penalties or other liability. We also expect to incur costs associated with a tender offer for certain affected stock options, as discussed below.

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

Total Liquidity at September 30, 2006.    As of September 30, 2006, we had approximately $909.8 million of total liquidity, comprised of approximately $207.2 million in cash and cash equivalents and the ability to borrow approximately $282.2 million under the American Tower credit facility and approximately $420.4 million under the SpectraSite credit facility. As set forth below, on October 27, 2006, the $175.0 million undrawn portion of the SpectraSite credit facility was canceled pursuant to its terms, which resulted in a reduction in our borrowing capacity under the SpectraSite credit facility from $420.4 million to $245.4 million.

Cash Generated by Operations.    For the nine months ended September 30, 2006, our cash provided by operating activities was $475.2 million, compared to $260.2 million for the same period in 2005. Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2006 in excess of their cash needs for operations and expenditures for tower construction, improvements and acquisitions. (See “—Results of Operations” above.) We expect to use the excess cash generated by operations principally to service our debt and to fund capital expenditures and repurchases of our Class A common stock.

Credit Facilities.    In October 2005, we refinanced the two existing credit facilities of our principal operating subsidiaries. We replaced the existing American Tower $1.1 billion senior secured credit facility with a new $1.3 billion senior secured credit facility and replaced the existing SpectraSite $900.0 million senior secured credit facility with a new $1.15 billion senior secured credit facility. For more information regarding our credit facilities, please see note 6 to our condensed consolidated financial statements included in Item 1 of this Form 10-Q. During the nine months ended September 30, 2006, we drew down $207.0 million of the Delayed Draw Term Loan component of the new American Tower credit facility and drew down $25.0 million of the Delayed Draw Term Loan component of the new SpectraSite credit facility to finance debt redemptions and repurchases. During the nine months ended September 30, 2006, we also drew down, and then repaid, $10.0 million of the American Tower revolving credit facility.

As of September 30, 2006, the American Tower credit facility consists of a $300.0 million revolving credit facility (against which approximately $17.8 million of undrawn letters of credit are outstanding at September 30, 2006), maturing on October 27, 2010; a $750.0 million Term Loan A, which is fully drawn, maturing on October 27, 2010; and a $250.0 million Delayed Draw Term Loan, which is fully drawn, maturing on October 27, 2010. As of September 30, 2006, the SpectraSite credit facility consists of a $250.0 million revolving credit facility (against which approximately $4.6 million of undrawn letters of credit were outstanding at September 30, 2006), maturing on October 27, 2010; a $700.0 million Term Loan A, which is fully drawn, maturing on October 27, 2010; and a $200.0 million Delayed Draw Term Loan, of which $25.0 million was drawn at September 30, 2006, maturing on October 27, 2010. On October 27, 2006, the remaining $175.0 million undrawn portion of the Delayed Draw Term Loan component of the SpectraSite credit facility was canceled pursuant to its terms (see note 11 to our condensed consolidated financial statements included in Item 1 of this Form 10-Q).

On August 23, 2006, we obtained waivers from the lenders under the American Tower and SpectraSite credit facilities with respect to defaults resulting from the failure by us to timely provide lenders with the required financial reports for the quarter ended June 30, 2006, the restatement of our previously issued financial statements and other potential defaults related to our historical stock option granting practices. Under the terms of the waivers, the lenders under each of our credit facilities extended the time of delivery for our required financial reports for the period ended June 30, 2006 to November 15, 2006. The waivers also waive defaults or events of default that have arisen or may arise in connection with the stock option inquiry, our restatement, and certain other related matters. Subsequent to September 30, 2006, we obtained an extension of such waivers, including an extension of the time of delivery for our required financial reports for the period ended September 30, 2006 (see note 11 to our condensed consolidated financial statements included in Item 1 of this Form 10-Q).

Proceeds from the Sale of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our stock option and stock purchase plans and upon exercise of warrants to purchase our equity securities. For the nine months ended September 30, 2006, we received approximately $0.4 million in proceeds from exercises of warrants to purchase shares of our Class A common stock and approximately $38.4 million in proceeds from sales of shares of our Class A common stock pursuant to our stock option and stock purchase plans.

Proceeds from the Sale of Assets.    During the nine months ended September 30, 2006, we received $26.7 million in aggregate net proceeds related to the sale of non-core towers and related assets.

Financing Activities

3.25% Convertible Notes.    During the nine months ended September 30, 2006, we issued an aggregate of 3,684,794 shares of Class A common stock upon conversion of approximately $45.0 million principal amount of 3.25% Notes. Pursuant to the terms of the indenture, the holders of the 3.25% Notes are entitled to receive 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversion, we paid such holders an aggregate of approximately $3.3 million, calculated based on the accrued and unpaid interest on the notes as of the date of conversion and the discounted value of the future interest payments on the notes. As of September 30, 2006, $107.9 million principal amount of 3.25% Notes remained outstanding.

5.0% Convertible Notes.    During the nine months ended September 30, 2006, we repurchased in privately negotiated transactions $23.5 million of 5.0% Notes for $23.4 million in cash. As of September 30, 2006, $252.8 million principal amount of 5.0% Notes remained outstanding.

ATI 7.25% Notes.    During the nine months ended September 30, 2006, we repurchased in privately negotiated transactions $52.4 million principal amount of ATI 7.25% Notes for $53.9 million in cash. As of September 30, 2006, $347.6 million principal amount of ATI 7.25% Notes remained outstanding.

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

In our Annual Report on Form 10-K/A for the year ended December 31, 2005, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to income taxes, purchase price allocation, asset retirement obligations, stock-based compensation, impairment of assets and revenue recognition. Except for the January 1, 2006 adoption of SFAS No. 123R, which we adopted in the first quarter of 2006, we have not made any changes to the policies in place at December 31, 2005. We have reviewed our policies and determined that these remain our most critical accounting policies for the three months ended September 30, 2006.

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

The indentures governing the Notes contain restrictive covenants with which we and certain subsidiaries under these indentures must comply. These include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions and make certain investments. Any failure to comply with these covenants would constitute a default, which could result in the acceleration of the principal amount and accrued and unpaid interest on all the outstanding Notes. In order for the holders of the Notes to assess our compliance with certain of these covenants, the indentures require us to disclose in the periodic reports we file with the Securities and Exchange Commission (the SEC) our Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow (each as defined in the indentures). Under the indentures, our ability to make certain types of restricted payments is limited by the amount of Adjusted Consolidated Cash Flow that we generate, which is determined based on our Tower Cash Flow and Non-Tower Cash Flow. In addition, the indentures for the Notes restrict us from incurring additional debt or issuing certain types of preferred stock if on a pro forma basis the issuance of such debt and preferred stock would cause our consolidated debt to be greater than 7.5 times our Adjusted Consolidated Cash Flow. As of September 30, 2006, the ratio of our consolidated debt to Adjusted Consolidated Cash Flow was approximately 4.78. For more information about the restrictions under our notes indentures, see note 8 to our consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2005, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

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

The following table presents Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the applicable notes (in thousands):

Tower Cash Flow, for the three months ended September 30, 2006	$154,236

Consolidated Cash Flow, for the twelve months ended September 30, 2006	$572,036
Less: Tower Cash Flow, for the twelve months ended September 30, 2006	(594,645)
Plus: four times Tower Cash Flow, for the three months ended September 30, 2006	616,944

Adjusted Consolidated Cash Flow, for the twelve months ended September 30, 2006	$594,335

Non-Tower Cash Flow, for the twelve months ended September 30, 2006	$(24,288)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate swaps and caps pursuant to our policies. All derivative financial instruments are for purposes other than trading. During the nine months ended September 30, 2006, we repaid or repurchased $303.6 million face amount of outstanding debt securities for $260.2 million in cash, including the conversion of $45.0 million principal amount of 3.25% Notes. During the nine months ended September 30, 2006, we also drew down $232.0 million under our credit facilities to finance debt redemptions and repurchases.

The following tables provide information as of September 30, 2006 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps and swaps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

Twelve month period ended September 30, 2006

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$253,876	$1,292	$726	$108,416	$23,931	$1,449,113	$1,837,354	$2,388,620
Average Interest Rate(a)	6.08%	6.08%	6.08%	6.29%	6.23%	5.99%
Variable Rate Debt(a)					$1,725,000		$1,725,000	$1,718,531
Average Interest Rate(a)

Aggregate Notional Amounts Associated with Interest Rate Cap and Swaps in Place

As of September 30, 2006 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate CAPS	2007		2008	2009	2010		2011		Thereafter	Total	Fair Value
Notional Amount	$25,000	(b)								$25,000	$0
Cap Rate	8.00%

Interest Rate SWAPS	2007		2008	2009	2010		2011		Thereafter	Total	Fair Value
Notional Amount					$300,000	(d)				$300,000	$9,809
Fixed Rate					3.88%
Notional Amount							$300,000	(e)		$300,000	$2,614
Fixed Rate							4.75%
Notional Amount							$100,000	(f)		$100,000	$125
Fixed Rate							4.95%
Notional Amount							$50,000	(g)		$50,000	$212
Fixed Rate							4.88%
Notional Amount							$50,000	(g)		$50,000	$486
Fixed Rate							4.73%
Notional Amount							$50,000	(g)		$50,000	$603
Fixed Rate							4.63%

(a)	As of September 30, 2006, variable rate debt consists of the new American Tower and SpectraSite credit facilities ($1,725.0 million) that were refinanced on October 27, 2005, which are included above based on their October 27, 2010 maturity dates. As of September 30, 2006, fixed rate debt consists of: the 2.25% convertible notes due 2009 ($0.1 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of September 30, 2006 is $501.6 million); the 5.0% convertible notes due 2010 ($252.2 million); the 3.25% Notes ($107.9 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($347.6 million); the 3.00% convertible notes due August 15, 2012 ($345.0 million principal amount due at maturity; the balance as of September 30, 2006 is $344.5 million accreted value) and other debt of $59.7 million. Interest on our credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at September 30, 2006 for our credit facilities was 5.37%. For the nine months ended September 30, 2006, the weighted average interest rate under our credit facilities was 5.71%.
(b)	Includes notional amount of $25,000 that expires in September 2007.
(c)	Represents the weighted-average fixed rate or range of interest based on contractual notional amount as a percentage of total notional amounts in a given year.
(d)	Includes notional amounts of $75,000, $75,000 and $150,000 that expire in December 2009.
(e)	Includes notional amounts of $100,000, $50,000, $50,000, $50,000 and $50,000 that expire in October 2010.
(f)	Includes notional amounts of $50,000 and $50,000 that expire in October 2010.
(g)	Includes notional amount of $50,000 that expires in October 2010.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt, which, as of September 30, 2006, was comprised of $1,725.0 million under our credit facilities ($875.0 million giving effect to the $850.0 million notional amount of interest rate swap agreements). A 10% increase, or approximately 54 basis points, in current interest rates would have caused an additional pre-tax charge to our net income and an increase in our cash outflows of $3.5 million for the nine months ended September 30, 2006.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our foreign operations, including our rental and management segment divisions in Mexico and Brazil. For the three and nine months ended September 30, 2006, the re-measurement gain from these operations approximated $0.2 million and $0.6 million, respectively, and for the three and nine months ended September 30, 2005, $0.5 million and $1.1 million, respectively.

Subsequent to September 30, 2006, we entered into two additional interest rate swap agreements, to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the likely issuance of new fixed rate debt which we expect to be issued on or before July 31, 2007. The swaps have aggregate notional amounts of $400.0 million and $200.0 million and fixed rates of 5.10% and 4.96%, respectively, and will be terminated upon issuance of new fixed rate debt. We are exposed to market risk for decreases in interest rates until termination of the swap and if we fail to issue such new fixed rate debt on or before such date. We would be required to pay approximately $13.5 million in cash upon settlement of the swaps if a 10% decline, or approximately 50 basis points, in interest rates were to occur from the fixed rate of the swaps between the issuance date and the settlement date of the swaps.

ITEM 4.	CONTROLS AND PROCEDURES

Background of Restatement

During the quarter ended September 30, 2006, we determined that certain of our previously issued financial statements should be restated to correct certain errors related to (i) stock-based compensation not previously recorded for certain stock option grants, including the related payroll and income tax effects, (ii) additional charges for stock-based compensation expense related to the modification and repricing of certain stock option grants, primarily associated with options awarded to a former executive officer, and (iii) changes to income taxes related to the tax effects of foreign currency fluctuations on an intercompany loan with a foreign subsidiary. On November 29, 2006, we restated our consolidated financial statements included in our Form 10-K/A for the year ended December 31, 2005 and our condensed consolidated financial statements included in our Form 10-Q/A for the quarter ended March 31, 2006. In this Form 10-Q, we have restated our interim financial information for each of the three and nine month periods ended September 30, 2005 to reflect these corrections in the proper periods. For a more detailed discussion of the restatement, please see note 2 to our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2006, although the Company had taken steps to remediate the material weaknesses in our internal control over financial reporting as discussed below, we have not fully tested these controls and therefore these disclosure controls and procedures are not deemed effective.

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

Subsequent to June 30, 2006, we have taken the following steps to remedy the material weaknesses in internal control over financial reporting identified above:

•	We instituted new stock option granting practices that provide for more systematic authorization by the Compensation Committee of the Company’s Board of Directors for stock option grants to non-executive employees.

•	We instituted controls to ensure that all effects of foreign currency fluctuations on intercompany loan transactions are reflected so that the associated tax effects may be analyzed and recognized.

Management believes that the controls have been designed to remediate the above weaknesses; however, we have not yet fully tested such controls to determine their operating effectiveness. Management will test the operating effectiveness of the controls designed to remediate the material weaknesses and will determine whether these controls have been operating effectively for a reasonable period of time in connection with its annual assessment of the effectiveness of internal control over financial reporting as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

As described above, there have been changes intended to remediate material weaknesses in our internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the SEC, we excluded SpectraSite from our annual assessment of our internal control over financial reporting for the year ended December 31, 2005. We consider the merger with SpectraSite material to our results of operations, financial position and cash flows. During the nine months ended September 30, 2006, we completed the integration the internal control procedures of SpectraSite into our internal control structure, which will be included in our annual assessment of our internal control over financial reporting for the year ended December 31, 2006.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously reported, our wholly owned subsidiary, Verestar, Inc., filed for protection under Chapter 11 of the federal bankruptcy laws on December 22, 2003. In June 2004, the Bankruptcy Court approved a stipulation between Verestar and the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) that permits the Committee to file claims against us and/or our affiliates on behalf of Verestar. In connection therewith, in July 2005, the Committee filed a complaint in the U.S. District Court for the Southern District of New York against us and certain of our and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against us. We may be obligated or may agree to indemnify certain of the defendants named in the litigation. The complaint originally filed in the District Court asserts various causes of action against the defendants, including declaratory judgment for alter ego, breach of fiduciary duty, conversion, conspiracy, tortious interference with contract and business relations, deepening insolvency, and avoidance and recovery of fraudulent transfers and preferential transfers. In connection with those claims, the Committee is seeking unspecified compensatory damages of not less than $150.0 million, punitive damages and various costs and fees. During 2005, we, together with the individual defendants, filed motions to dismiss certain claims asserted in the complaints. In June 2006, the Bankruptcy Court dismissed all counts involving certain defendants, including our Chairman and Chief Executive Officer, James D. Taiclet, Jr. The Bankruptcy Court dismissed most other claims against the remaining individual defendants, leaving only claims of breach of the duty of loyalty and conversion. The Bankruptcy Court also dismissed certain claims against us, although several causes of action against us, including declaratory judgment for alter ego, remain. In August 2006, the Committee and the individual defendants agreed to mediation with us as an attempt to resolve the case. In September 2006, the Bankruptcy Court approved the decision to mediate and stayed all aspects of the case pending the completion of mediation. The parties must negotiate in good faith for a minimum of 60 days, but may continue mediation for as long as the parties believe that the mediation is effective. For more information regarding the Verestar bankruptcy and related litigation, please see note 9 to our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

On August 23, 2006, a shareholder derivative lawsuit was filed in United States District Court for the District of Massachusetts by Leslie Cramer against certain of our current and former officers and directors for alleged breaches of fiduciary duties and unjust enrichment in connection with our historic stock option granting practices. The lawsuit also names us as a nominal defendant. The lawsuit seeks to recover the damages sustained by us and disgorgement of all profits received with respect to the alleged backdated stock options.

On August 31, 2006, we received an Information Document Request from the Internal Revenue Service for documents and information relating to our historic stock option granting practices and related accounting. The Information Document Request requests materials related to certain stock options granted between 1998 and 2005.

We periodically become involved in various claims and lawsuits that are incidental to our business. In the opinion of management, after consultation with counsel, other than the litigation discussed above and in note 9 to our condensed consolidated financial statements included in Item 1 of this Form 10-Q related to the Verestar bankruptcy and our stock option granting practices, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

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

We have a substantial amount of indebtedness. As of September 30, 2006, we had approximately $3.6 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest, or other amounts when due. As of September 30, 2006, approximately 48% of our outstanding indebtedness bore interest at floating rates (approximately 25%, after giving effect to the interest rate swap agreements used to manage exposure to variable rate interest obligations on our credit facilities). As a result, our interest payment obligations on such indebtedness will increase if interest rates increase. Subject to certain restrictions under our existing indebtedness, we may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

Our business operations in Mexico and Brazil, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. For the nine months ended September 30, 2006, approximately 13% of our consolidated revenues were generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

A substantial portion of our revenue is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. For the nine months ended September 30, 2006:

•	Five customers accounted for approximately 64% of our revenues;

•	Sprint Nextel accounted for approximately 22% of our revenues (including Sprint Nextel partners and affiliates);

•	Cingular Wireless accounted for approximately 20% of our revenues; and

•	Verizon Wireless accounted for approximately 10% of our revenues.

Our largest international customer is Iusacell Celular, which accounted for approximately 3% of our total revenues for the nine months ended September 30, 2006. Iusacell is an affiliate of TV Azteca, which owns a minority interest in Unefon, which is our second largest customer in Mexico and accounted for approximately 2% of our total revenues for the nine months ended September 30, 2006. In September 2006, an affiliate of TV Azteca announced it had agreed to acquire a substantial majority of the remaining interest in Unefon it does not already control. In addition, we received $10.7 million in interest income, net, from TV Azteca for the nine months ended September 30, 2006.

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

Iusacell Celular is our largest customer in Mexico and accounted for approximately 3% of our total revenues for the nine months ended September 30, 2006. Iusacell has been in default under certain of its debt obligations and involved in litigation with certain of its creditors. Iusacell reported in January 2006 that it had reached an agreement in principle with its creditors to restructure its debt obligations. In August 2006, a Mexican court accepted Iusacell’s request for voluntary bankruptcy protection to allow the company to proceed with its debt-restructuring plan uninterrupted by lawsuits from creditors. If the restructuring is not completed, or if the Iusacell bankruptcy or the creditor litigation has an adverse impact on Iusacell’s overall liquidity, it could interfere with Iusacell’s ability to meet its operating obligations, including rental payments under our leases with them.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to operate our towers and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites. Further, we may not be able to renew ground leases on commercially viable terms. Approximately 85% of the owned communications sites in our portfolio as of September 30, 2006 are located on leased land. Approximately 88% of these sites are on land where our property interests in such land have a final expiration date of 2015 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse affect on us.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. If we are unable or choose not to exercise our rights to purchase towers under these agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated. For example, our SpectraSite subsidiary has entered into lease or sublease agreements with affiliates of SBC Communications (SBC) with respect to approximately 2,500 towers pursuant to which SpectraSite has the option to purchase the sites upon the expiration of the lease or sublease beginning in 2013. The aggregate purchase option price for the SBC towers was approximately $302.8 million as of September 30, 2006, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In addition, we have entered into a similar agreement with ALLTEL Communications, Inc. (ALLTEL) with respect to approximately 1,776 towers, for which we have an option to purchase the sites upon the expiration of the lease or sublease beginning in 2016. The aggregate purchase option price for the ALLTEL towers was approximately $57.5 million as of September 30, 2006, and will accrete at a rate of 3% per annum through the expiration of the lease or sublease period. We may not have the required available capital to exercise our right to purchase these or other lease or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our financial results could be adversely affected.

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

During the three months ended September 30, 2006, we issued an aggregate of 2,174 shares of our Class A common stock upon the exercise of 304 warrants assumed in our merger with SpectraSite, Inc. In August 2005, in connection with the merger, we assumed approximately 1.0 million warrants to purchase shares of SpectraSite, Inc. common stock. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase 7.15 shares of Class A common stock at an exercise price of $32 per warrant. Net proceeds from these warrant exercises were approximately $9,730. The shares were issued to warrantholders in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended, and Section 1145 of the United States Code. No underwriters were engaged in connection with such issuances.

During the three months ended September 30, 2006, we issued an aggregate of 85,038 shares of our Class A common stock upon the exercise of 6,035 warrants. The warrants were originally issued in January 2003 as part of an offering of 808,000 units, each consisting of (1) $1,000 principal amount at maturity of ATI 12.25% Notes and (2) a warrant to purchase 14.0953 shares of our Class A common stock. The warrants have an exercise price of $0.01 per share and will expire on August 1, 2008. These warrants were exercised pursuant to a cashless net exercise pursuant to the warrant agreement, and as a result, there were no net proceeds from these warrant exercises. The shares were issued to warrantholders pursuant to an effective registration statement or in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances.

Issuer Purchases of Equity Securities

In November 2005, we announced that our Board of Directors had approved a stock repurchase program for the repurchase of up to $750.0 million of our Class A common stock through December 2006. Under the program, our management is authorized to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. On May 23, 2006, we announced that we were temporarily suspending repurchases under our stock repurchase program in light of the uncertainty surrounding the pending review of our historical stock option granting practices and the related governmental proceedings, as described in notes 2 and 9 to our condensed consolidated financial statements included in Item 1 of this Form 10-Q. We expect that once this matter is resolved, we will resume repurchases of our Class A common stock. As a result of this suspension, we did not repurchase any shares of our Class A common stock pursuant to our stock repurchase program during the three months ended September 30, 2006,

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(In millions)
July 2006	—	—	—	$391.7
August 2006	—	—	—	$391.7
September 2006	—	—	—	$391.7

Total Third Quarter	—	—	—	$391.7

(1)	As a result of the suspension of our stock repurchase program discussed above, we did not repurchase any shares of our Class A common stock pursuant to our stock repurchase program during the three months ended September 30, 2006,

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