Form 10-K/A
period 2005-12-31
AMERICAN TOWER CORP /MA/
filed 2007-02-23
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

American Tower Corporation (the “Company”) is filing this amendment no. 2 (this “Amendment No. 2”) to its Annual Report on Form 10-K for the year ended December 31, 2005, initially filed with the Securities and Exchange Commission (the “Commission”) on March 15, 2006 (the “Original Filing”), as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the Commission on November 29, 2006 (“Amendment No. 1”), to include additional disclosure with respect to its restatement of previously issued financial statements for errors in accounting for stock option grants.

The Company filed Amendment No. 1 to restate its previously issued financial statements to correct certain errors related to (i) stock-based compensation not previously recorded for certain stock option grants, including the related payroll and income tax effects, (ii) additional charges for stock-based compensation expense related to the modification and repricing of certain stock option grants, primarily associated with options awarded to two former executive officers of the Company, and (iii) changes to income taxes related to the tax effects of foreign currency fluctuations on an intercompany loan with a foreign subsidiary of the Company. The Company is filing this Amendment No. 2 to provide additional disclosure regarding the impact of the restatement on the Company’s financial statements, including quarterly financial information for each quarter of the years ended December 31, 2005 and 2004.

This Amendment No. 2 includes additional disclosure within the following items:

•	Selected Financial Data, with respect to the impact of the restatement on the years ended December 31, 1998 - 2003 (included in Part II , Item 6);

•

Management’s Discussion and Analysis of Financial Condition and Results of Operations, with respect to the impact of the restatement on a quarterly basis on the Company’s selling, general, administrative and development expense and income tax (provision) benefit (included in Part II, Item 7); and

•

Financial Statements and Supplementary Data, with respect to note 2, Restatement of Consolidated Financial Statements, and note 18, Selected Quarterly Financial Data (Unaudited) (included in Part II, Item 8). In note 2, the Company modified the presentation of the restatement adjustments to separately show the impact of the related tax effects. In note 18, the Company modified the presentation to include quarterly income statements that disclose the restatement adjustments on a line by line basis.

This Amendment No. 2 does not supersede Amendment No. 1 in its entirety. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Items 6, 7 and 8 of Part II of Amendment No. 1 are hereby superseded in their entirety and replaced with the Items 6, 7 and 8 included herein. In addition, this Amendment No. 2 includes certain required exhibit filings, which are included in Part IV, Item 15. Exhibits and Financial Statement Schedules.

As used throughout this Amendment No. 2, the term “Explanatory Note” means the Explanatory Note at the beginning of Amendment No. 1 and the terms “this Form 10-K/A” and “this annual report” mean the Original Filing as amended by Amendments No. 1 and No. 2.

The information contained in this Amendment No. 2 does not reflect events that have occurred after March 15, 2006, the filing date of the Original Filing, or modify or update the disclosures presented in the Original Filing or Amendment No. 1, except to reflect the changes described above. Accordingly, this Amendment No. 2 should be read together with Amendment No. 1 and in conjunction with the Company’s periodic filings made with the Commission subsequent to the filing date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the filing date of the Original Filing. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of the filing date of the Original Filing, except as described above.

PART II

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

Impact of Restatement Adjustments on Financial Results Prior to 2003

The financial information set forth below reflects the impact of each of the restatement adjustments on our net loss and accumulated deficit for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 for items discussed in note 2 to the consolidated financial statements included in this Form 10-K/A (in thousands):

	Net Loss for the Years Ended December 31,					Accumulated Deficit as of January 1, 2003
	2002	2001	2000	1999	1998
As Previously Reported	$(1,163,540)	$(472,037)	$(210,536)	$(64,016)	$(53,506)	$(1,966,495)
(Increase) Decrease to Net Loss and Accumulated Deficit:
Stock-Based Compensation Adjustments Related to Revised Accounting Measurement Dates (including related Payroll Tax Effects)	(8,394)	(22,295)	(19,502)	(4,218)	(646)	(55,055)
Tax effect of Stock-Based Compensation Adjustments Related to Revised Accounting Measurement Dates	2,938	7,793	6,128	1,476	226	18,561
Stock-Based Compensation Adjustments Related to Modifications and Repricings				(293)	(588)	(881)
Income Taxes related to Foreign Currency Denominated Loan	8,910	(662)				8,248

Total (Increase) in Net Loss and Accumulated Deficit	3,454	(15,164)	(13,374)	(3,035)	(1,008)	(29,127)

As Restated	$(1,160,086)	$(487,201)	$(223,910)	$(67,051)	$(54,514)	$(1,995,622)

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

With respect to our results of operations, the restatement adjustments reflected in this Form 10-K/A primarily impacted our selling, general, administrative and development expense and our income tax (provision) benefit. The discussion of our results of operations for the years ended December 31, 2005 and 2004 below includes a discussion of the impact of the restatement on these items on a quarterly basis.

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

The following table sets forth stock-based compensation included in selling, general, administrative and development expense by quarter for 2004 and 2005 (in thousands):

	2005	2004
Quarter ended March 31	$761	$2,090
Quarter ended June 30	1,765	4,586
Quarter ended September 30	2,088	1,175
Quarter ended December 31	1,983	2,023

Total	$6,597	$9,874

The decrease in stock-based compensation from 2004 was the result of lower expenses related to modifications and repricings associated with stock options awarded to two former executive officers, which decreased to $3.2 million in 2005 from $4.9 million in 2004, as well as lower stock-based compensation associated with options granted with an exercise price below the quoted marked price of the underlying stock at the accounting measurement date. In 2004, approximately $3.5 million of the expense related to modifications and repricings was recorded in the quarter ended June 30, 2004, including $2.1 million associated with a separation agreement with our former chief operating officer that provided for the reinstatement of previously terminated options. The substantial majority of other stock-based compensation related to modifications and repricings recorded in 2005 and 2004 was associated with two options granted to our former chief financial officer that were accounted for as an indirect repricing.

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

The following table sets forth income tax (provisions) benefits related to the tax effects of foreign currency fluctuations on an intercompany loan with a foreign subsidiary by quarter for 2005 and 2004 (in thousands):

	2005	2004
Quarter ended March 31	$72	$55
Quarter ended June 30	(3,060)	1,579
Quarter ended September 30	329	(483)
Quarter ended December 31	(690)	(975)

Total	$(3,349)	$176

The changes in the annual and quarterly impact on income taxes noted above are directly attributable to changes in the Mexican peso to U.S. dollar exchange rate. Tax provisions are recorded in periods in which the Mexican peso to U.S. dollar exchange rate declines.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of February, 2007.

AMERICAN TOWER CORPORATION

By:	/s/ JAMES D. TAICLET, JR.
James D. Taiclet, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES D. TAICLET, JR. James D. Taiclet, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2007

/S/ BRADLEY E. SINGER Bradley E. Singer	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 23, 2007

/S/ JEAN A. BUA Jean A. Bua	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 23, 2007

/S/ RAYMOND P. DOLAN Raymond P. Dolan	Director	February 23, 2007

/S/ CAROLYN F. KATZ Carolyn F. Katz	Director	February 23, 2007

/S/ GUSTAVO LARA CANTU Gustavo Lara Cantu	Director	February 23, 2007

/S/ FRED R. LUMMIS Fred R. Lummis	Director	February 23, 2007

/S/ PAMELA D. A. REEVE Pamela D. A. Reeve	Director	February 23, 2007

/S/ DAVID E. SHARBUTT David E. Sharbutt	Director	February 23, 2007

/S/ SAMME L. THOMPSON Samme L. Thompson	Director	February 23, 2007

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

/s/    DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 14, 2006 (November 28, 2006 as to Note 20 and February 23, 2007 as to the effects of the matters discussed in Note 2)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles as previously reported to as restated net loss and accumulated deficit (in thousands):

	Net Loss for the Years Ended December 31,			Accumulated Deficit as of January 1, 2003	Accumulated Deficit as of December 31, 2005
	2005	2004	2003
As Previously Reported	$(171,590)	$(247,587)	$(325,321)	$(1,966,495)	$(2,710,993)
(Increase) Decrease to Net Loss and Accumulated Deficit:
Stock-Based Compensation Adjustments Related to Revised Accounting Measurement Dates (including related Payroll Tax Effects)(1)	(4,983)	(6,510)	(11,252)	(55,055)	(77,800)
Tax effect of Stock-Based Compensation Adjustments Related to Revised Accounting Measurement Dates(1)	478	1,633	1,060	18,561	21,732
Stock-Based Compensation Adjustments Related to Modifications and Repricings(1)	(3,062)	(4,540)	(186)	(881)	(8,669)
Tax effect of Stock-Based Compensation Adjustments Related to Modifications and Repricings(1)	1,147	1,364	207		2,718
Income Taxes related to Foreign Currency Denominated Loan	(3,349)	176	6,533	8,248	11,608

Total (Increase) in Net Loss and Accumulated Deficit	(9,769)	(7,877)	(3,638)	(29,127)	(50,411)

As Restated	$(181,359)	$(255,464)	$(328,959)	$(1,995,622)	$(2,761,404)

(1)	Subsequent to the issuance of the consolidated financial statements included in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2005, the Company determined that the stock-based compensation adjustments related to revised accounting measurement dates and adjustments related to modifications and repricings previously shown net of tax effects should have been presented gross of related tax effects. As a result, the Company has modified the table above to show the gross expense amounts and the related tax effects for the adjustments related to revised accounting measurement dates and adjustments related to modifications and repricings.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The unaudited quarterly results presented below reflect the restatement of the Company’s previously issued financial statements as discussed above in note 2. The information presented below also reflects certain businesses as discontinued operations as described in note 4. As a result, the quarterly data presented herein does not agree to previously issued quarterly statements. In addition, subsequent to the issuance of the consolidated financial statements included in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2005, the Company determined to expand its disclosure of quarterly financial data to reflect the restatement adjustments on a line by line basis in the quarterly statements of operations. Selected quarterly financial data for the years ended December 31, 2005 and 2004 is as follows (in thousands, except per share data):

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

	Initial Filing Three Months Ended March 31, 2005	Stock Based Compensation: Accounting Measurement Dates(1)	Stock Based Compensation: Modifications and Repricings(2)	Income Taxes: Foreign Currency Denominated Loan(3)	Reclassification Adjustments(4)	As Restated Three Months Ended March 31, 2005
REVENUES:
Rental and management	$181,570					$181,570
Network development services	2,785					2,785

Total operating revenues	184,355					184,355
OPERATING EXPENSES:
Rental and management	60,180				(11,955)	48,225
Network development services	2,202				(770)	1,432
Depreciation, amortization and accretion	81,971					81,971
Selling, general, administrative and development expense	6,973	1,208	(2)		12,725	20,904
Impairments, net loss on sale of long lived assets, restructuring and merger related expense	2,777					2,777

Total operating expenses	154,103	1,208	(2)			155,309

OPERATING INCOME FROM CONTINUING OPERATIONS	30,252	(1,208)	2			29,046
OTHER (EXPENSE) INCOME:
Interest income, TV Azteca, net	3,498					3,498
Interest income	699					699
Interest expense	(54,716)					(54,716)
Loss on retirement of long term obligations	(15,042)					(15,042)
Other income (expense)	670					670

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(34,639)	(1,208)	2			(35,845)
Income tax benefit	4,338	272	20	72		4,702
Minority interest in net earnings of subsidiaries	(55)					(55)
(Loss) earnings on equity method investments	(1,098)					(1,098)

LOSS FROM CONTINUING OPERATIONS	(31,454)	(936)	22	72		(32,296)
LOSS FROM DISCONTINUED OPERATIONS, NET	(107)	24				(83)

NET LOSS	$(31,561)	$(912)	$22	$72		$(32,379)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.14)					$(0.14)
Loss from discontinued operations
Loss before cumulative effect of change in accounting principle, net

NET LOSS PER COMMON SHARE	$(0.14)					$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	230,158					230,158

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005

	Initial Filing Three Months Ended June 30, 2005	Stock Based Compensation: Accounting Measurement Dates(1)	Stock Based Compensation: Modifications and Repricings(2)	Income Taxes: Foreign Currency Denominated Loan(3)	Reclassification Adjustments(4)	As Restated Three Months Ended June 30, 2005
REVENUES:
Rental and management	$184,609					$184,609
Network development services	3,451					3,451

Total operating revenues	188,060					188,060
OPERATING EXPENSES:
Rental and management	59,388				(12,789)	46,599
Network development services	3,331				(1,241)	2,090
Depreciation, amortization and accretion	84,784					84,784
Selling, general, administrative and development expense	6,443	877	1,014		14,030	22,364
Impairments, net loss on sale of long lived assets, restructuring and merger related expense	1,473					1,473

Total operating expenses	155,419	877	1,014			157,310

OPERATING INCOME FROM CONTINUING OPERATIONS	32,641	(877)	(1,014)			30,750
OTHER (EXPENSE) INCOME:
Interest income, TV Azteca, net	3,584					3,584
Interest income	808					808
Interest expense	(53,043)					(53,043)
Loss on retirement of long term obligations	(16,388)					(16,388)
Other income (expense)	(1,160)					(1,160)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(33,558)	(877)	(1,014)			(35,449)
Income tax benefit	3,846	232	386	(3,060)		1,404
Minority interest in net earnings of subsidiaries	(56)					(56)
(Loss) earnings on equity method investments	(952)					(952)

LOSS FROM CONTINUING OPERATIONS	(30,720)	(645)	(628)	(3,060)		(35,053)
LOSS FROM DISCONTINUED OPERATIONS, NET	(1,098)					(1,098)

NET LOSS	$(31,818)	$(645)	$(628)	$(3,060)		$(36,151)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.13)			$(0.02)		$(0.15)
Loss from discontinued operations	$(0.01)					$(0.01)
Loss before cumulative effect of change in accounting principle, net

NET LOSS PER COMMON SHARE	$(0.14)			$(0.02)		$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	230,793					230,793

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

	Initial Filing Three Months Ended September 30, 2005	Stock Based Compensation: Accounting Measurement Dates(1)	Stock Based Compensation: Modifications and Repricings(2)	Income Taxes: Foreign Currency Denominated Loan(3)	Reclassification Adjustments(4)	As Restated Three Months Ended September 30, 2005
REVENUES:
Rental and management	$260,791					$260,791
Network development services	3,955					3,955

Total operating revenues	264,746					264,746
OPERATING EXPENSES:
Rental and management	87,717				(17,941)	69,776
Network development services	2,901				(537)	2,364
Depreciation, amortization and accretion	116,752					116,752
Selling, general, administrative and development expense	11,887	800	1,429		18,478	32,594
Impairments, net loss on sale of long lived assets, restructuring and merger related expense	6,087					6,087

Total operating expenses	225,344	800	1,429			227,573

OPERATING INCOME FROM CONTINUING OPERATIONS	39,402	(800)	(1,429)			37,173
OTHER (EXPENSE) INCOME:
Interest income, TV Azteca, net	3,609					3,609
Interest income	1,351					1,351
Interest expense	(57,651)					(57,651)
Loss on retirement of long term obligations	(14,420)					(14,420)
Other income (expense)	1,112					1,112

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(26,597)	(800)	(1,429)			(28,826)
Income tax benefit	6,646	194	497	329		7,666
Minority interest in net earnings of subsidiaries	(128)					(128)
(Loss) earnings on equity method investments	(70)					(70)

LOSS FROM CONTINUING OPERATIONS	(20,149)	(606)	(932)	329		(21,358)
LOSS FROM DISCONTINUED OPERATIONS, NET	(721)	(1)				(722)

NET LOSS	$(20,870)	$(607)	$(932)	$329		$(22,080)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.06)		$(0.01)			$(0.07)
Loss from discontinued operations
Loss before cumulative effect of change in accounting principle, net

NET LOSS PER COMMON SHARE	$(0.06)		$(0.01)			$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	334,141					334,141

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005

	Initial Filing Three Months Ended December 31, 2005	Stock Based Compensation: Accounting Measurement Dates(1)	Stock Based Compensation: Modifications and Repricings(2)	Income Taxes: Foreign Currency Denominated Loan(3)	Reclassification Adjustments(4)	As Restated Three Months Ended December 31, 2005
REVENUES:
Rental and management	$302,792					$302,792
Network development services	4,833					4,833

Total operating revenues	307,625					307,625
OPERATING EXPENSES:
Rental and management	98,863				(15,682)	83,181
Network development services	3,547				(1,087)	2,460
Depreciation, amortization and accretion	127,747					127,747
Selling, general, administrative and development expense	12,674	2,131	623		16,769	32,197
Impairments, net loss on sale of long lived assets, restructuring and merger related expense	23,895					23,895

Total operating expenses	266,726	2,131	623			269,480

OPERATING INCOME FROM CONTINUING OPERATIONS	40,899	(2,131)	(623)			38,145
OTHER (EXPENSE) INCOME:
Interest income, TV Azteca, net	3,541					3,541
Interest income	1,544					1,544
Interest expense	(57,009)					(57,009)
Loss on retirement of long term obligations	(21,260)					(21,260)
Other income (expense)	(395)					(395)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(32,680)	(2,131)	(623)			(35,434)
Income tax benefit	(18,833)	(208)	245	(690)		(19,486)
Minority interest in net earnings of subsidiaries	(336)					(336)
(Loss) earnings on equity method investments	42					42

LOSS FROM CONTINUING OPERATIONS	(51,807)	(2,339)	(378)	(690)		(55,214)
LOSS FROM DISCONTINUED OPERATIONS, NET	(9)	(1)	—			(10)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(51,816)	(2,340)	(378)	(690)		(55,224)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT(5)	(35,525)					(35,525)

NET LOSS	$(87,341)	$(2,340)	$(378)	$(690)		$(90,749)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.13)					$(0.13)
Loss from discontinued operations
Loss before cumulative effect of change in accounting principle, net	$(0.09)					$(0.09)

NET LOSS PER COMMON SHARE	$(0.21)					$(0.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	412,595					412,595

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

	Initial Filing Three Months Ended March 31, 2004	Stock Based Compensation: Accounting Measurement Dates(1)	Stock Based Compensation: Modifications and Repricings(2)	Income Taxes: Foreign Currency Denominated Loan(3)	Reclassification Adjustments(4)	As Restated Three Months Ended March 31, 2004
REVENUES:
Rental and management	$164,576					$164,576
Network development services	4,215					4,215

Total operating revenues	168,791					168,791
OPERATING EXPENSES:
Rental and management	58,876				(11,121)	47,755
Network development services	3,561				(484)	3,077
Depreciation, amortization and accretion	81,345					81,345
Selling, general, administrative and development expense	6,879	1,996	243		11,605	20,723
Impairments, net loss on sale of long lived assets, restructuring and merger related expense	3,914					3,914

Total operating expenses	154,575	1,996	243			156,814

OPERATING INCOME FROM CONTINUING OPERATIONS	14,216	(1,996)	(243)			11,977
OTHER (EXPENSE) INCOME:
Interest income, TV Azteca, net	3,540					3,540
Interest income	1,114					1,114
Interest expense	(69,157)					(69,157)
Loss on retirement of long term obligations	(8,053)					(8,053)
Other income (expense)	(204)					(204)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(58,544)	(1,996)	(243)			(60,783)
Income tax benefit	13,019	619	106	55		13,799
Minority interest in net earnings of subsidiaries	(1,423)					(1,423)
(Loss) earnings on equity method investments	(618)					(618)

LOSS FROM CONTINUING OPERATIONS	(47,566)	(1,377)	(137)	55		(49,025)
LOSS FROM DISCONTINUED OPERATIONS, NET	(672)	(140)	29			(783)

NET LOSS	$(48,238)	$(1,517)	$(108)	$55		$(49,808)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.22)	$(0.01)				$(0.23)
Loss from discontinued operations

NET LOSS PER COMMON SHARE	$(0.22)	$(0.01)				$(0.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	220,408					220,408

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004

	Initial Filing Three Months Ended June 30, 2004	Stock Based Compensation: Accounting Measurement Dates(1)	Stock Based Compensation: Modifications and Repricings(2)	Income Taxes: Foreign Currency Denominated Loan(3)	Reclassification Adjustments(4)	As Restated Three Months Ended June 30, 2004
REVENUES:
Rental and management	$167,587					$167,587
Network development services	4,705					4,705

Total operating revenues	172,292					172,292
OPERATING EXPENSES:
Rental and management	58,320				(10,272)	48,048
Network development services	3,345				(533)	2,812
Depreciation, amortization and accretion	85,464					85,464
Selling, general, administrative and development expense	6,651	1,207	3,470		10,805	22,133
Impairments, net loss on sale of long lived assets, restructuring and merger related expense	5,373					5,373

Total operating expenses	159,153	1,207	3,470			163,830

OPERATING INCOME FROM CONTINUING OPERATIONS	13,139	(1,207)	(3,470)			8,462
OTHER (EXPENSE) INCOME:
Interest income, TV Azteca, net	3,652					3,652
Interest income	1,122					1,122
Interest expense	(68,021)					(68,021)
Loss on retirement of long term obligations	(31,388)					(31,388)
Other income (expense)	(655)					(655)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(82,151)	(1,207)	(3,470)			(86,828)
Income tax benefit	19,269	783	809	1,579		22,440
Minority interest in net earnings of subsidiaries	(490)					(490)
(Loss) earnings on equity method investments	(622)					(622)

LOSS FROM CONTINUING OPERATIONS	(63,994)	(424)	(2,661)	1,579		(65,500)
LOSS FROM DISCONTINUED OPERATIONS, NET	(1,203)	(188)	292			(1,099)

NET LOSS	$(65,197)	$(612)	$(2,369)	$1,579		$(66,599)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.29)		$(0.01)			$(0.30)
Loss from discontinued operations

NET LOSS PER COMMON SHARE	$(0.29)		$(0.01)			$(0.30)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	223,578					223,578

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

	Initial Filing Three Months Ended September 30, 2004	Stock Based Compensation: Accounting Measurement Dates(1)	Stock Based Compensation: Modifications and Repricings(2)	Income Taxes: Foreign Currency Denominated Loan(3)	Reclassification Adjustments(4)	As Restated Three Months Ended September 30, 2004
REVENUES:
Rental and management	$174,946					$174,946
Network development services	5,935					5,935

Total operating revenues	180,881					180,881
OPERATING EXPENSES:
Rental and management	59,838				(9,814)	50,024
Network development services	5,134				(438)	4,696
Depreciation, amortization and accretion	81,569					81,569
Selling, general, administrative and development expense	6,861	1,212	56		10,252	18,381
Impairments, net loss on sale of long lived assets, restructuring and merger related expense	6,517					6,517

Total operating expenses	159,919	1,212	56			161,187

OPERATING INCOME FROM CONTINUING OPERATIONS	20,962	(1,212)	(56)			19,694
OTHER (EXPENSE) INCOME:
Interest income, TV Azteca, net	3,584					3,584
Interest income	1,166					1,166
Interest expense	(65,631)					(65,631)
Loss on retirement of long term obligations	(47,951)					(47,951)
Other income (expense)	(1,176)					(1,176)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(89,046)	(1,212)	(56)			(90,314)
Income tax benefit	30,396	373	32	(483)		30,318
Minority interest in net earnings of subsidiaries	(271)					(271)
(Loss) earnings on equity method investments	(611)					(611)

LOSS FROM CONTINUING OPERATIONS	(59,532)	(839)	(24)	(483)		(60,878)
LOSS FROM DISCONTINUED OPERATIONS, NET	(590)	(50)				(640)

NET LOSS	$(60,122)	$(889)	$(24)	$(483)		$(61,518)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.26)					$(0.26)
Loss from discontinued operations	$(0.01)					$(0.01)

NET LOSS PER COMMON SHARE	$(0.27)					$(0.27)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	224,839					224,839

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

	Initial Filing Three Months Ended December 31, 2004	Stock Based Compensation: Accounting Measurement Dates(1)	Stock Based Compensation: Modifications and Repricings(2)	Income Taxes: Foreign Currency Denominated Loan(3)	Reclassification Adjustments(4)	As Restated Three Months Ended December 31, 2004
REVENUES:
Rental and management	$177,313					$177,313
Network development services	7,383					7,383

Total operating revenues	184,696					184,696
OPERATING EXPENSES:
Rental and management	60,278				(10,863)	49,415
Network development services	6,761				(1,126)	5,635
Depreciation, amortization and accretion	81,071					81,071
Selling, general, administrative and development expense	7,077	1,699	1,092		11,989	21,857
Impairments, net loss on sale of long lived assets, restructuring and merger related expense	8,072					8,072

Total operating expenses	163,259	1,699	1,092			166,050

OPERATING INCOME FROM CONTINUING OPERATIONS	21,437	(1,699)	(1,092)			18,646
OTHER (EXPENSE) INCOME:
Interest income, TV Azteca, net	3,540					3,540
Interest income	1,442					1,442
Interest expense	(59,428)					(59,428)
Loss on retirement of long term obligations	(50,624)					(50,624)
Other income (expense)	(763)					(763)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(84,396)	(1,699)	(1,092)		—	(87,187)
Income tax benefit	17,492	(149)	413	(975)		16,781
Minority interest in net earnings of subsidiaries	(182)					(182)
(Loss) earnings on equity method investments	(1,064)					(1,064)

LOSS FROM CONTINUING OPERATIONS	(68,150)	(1,848)	(679)	(975)	—	(71,652)
LOSS FROM DISCONTINUED OPERATIONS, NET	(5,880)	(7)				(5,887)

NET LOSS	$(74,030)	$(1,855)	$(679)	$(975)		$(77,539)

BASIC AND DILUTED LOSS PER COMMON SHARE AMOUNTS:
Loss from continuing operations	$(0.30)	$(0.01)				$(0.31)
Loss from discontinued operations	$(0.02)	$(0.01)				$(0.03)

NET LOSS PER COMMON SHARE	$(0.32)	$(0.02)				$(0.34)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	228,469					228,469

(1)	In connection with the restatement of the Company’s previously issued financial statements, the Company applied new accounting measurement dates to certain stock option grants and, as a result, determined that charges for stock-based compensation expense and related payroll and income tax effects were required in instances where the quoted market price of the underlying stock at the new measurement date exceeded the employee’s exercise price. As a result, the Company recorded additional stock-based compensation. See note 2 for additional information.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	In connection with the restatement of the Company’s previously issued financial statements, the Company determined that it should have recorded stock-based compensation expense associated with the modification and repricing of certain stock option grants. The expense for the years ended December 31, 2005 and 2004 relates primarily to options awarded to two former executive officers of the Company. As a result of these stock option modifications and repricings and other stock option modifications, primarily associated with employee terminations, the Company recorded additional stock-based compensation. See note 2 for additional information.
(3)	The restatement of the Company’s previously issued financial statements includes changes to income tax benefits (provisions) relating to the tax effects of foreign currency fluctuations on a foreign currency denominated intercompany loan between two wholly owned subsidiaries of the Company. The Company determined that the tax effects of foreign currency gains and losses on the intercompany loan were not properly recorded, as the Company should have treated such gains and losses as taxable at the subsidiary level and the tax effect should not have been eliminated by the Company in consolidation. As a result, the Company recorded increases (decreases) to income tax benefits (provisions). See note 2 for additional information.
(4)	Segment selling, general and administrative expense previously was a component of the Company’s rental and management and network development services segment operating expenses. The Company changed its classification to aggregate all segment and corporate selling, general, administrative and development expenses previously included in rental and management expense, network development services expense, and corporate, general, administrative and development expense into one line item entitled selling, general, administrative and development expense. The Company made this change in classification to enable the evaluation of the Company’s rental and management segment gross margin, which is calculated based on direct tower-level expenses and does not include selling, general, administrative and development expense related to the rental and management segment. See notes 2 and 17 for additional information.
(5)	Effective December 31, 2005, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” and recognized a $35.5 million non-cash charge (net of an $11.7 million tax benefit) as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the quarter ended December 31, 2005.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

INDEX TO EXHIBITS

The exhibits below are included as part of this Amendment No. 2 to Annual Report on Form 10-K/A. Exhibits are identified according to the number assigned to them in Item 601 of Regulation S-K.

Exhibit No.	Description of Document	Exhibit File No.

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certifications pursuant to 18 U.S.C. Section 1350	Filed herewith as Exhibit 32

EX-1