Form 10-K
period 2006-12-31
AMERICAN TOWER CORP /MA/
filed 2007-02-28
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $13.2 billion, based on the closing price of the registrant’s Class A Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.

As of February 22, 2007, there were 419,988,395 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2006

i

AMERICAN TOWER CORPORATION

TABLE OF CONTENTS—(Continued)

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2006

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future prospects of growth in the communications site leasing industry, the level of future expenditures by companies in this industry and other trends in this industry, the effects of consolidation among companies in our industry and among our customers, our ability to maintain or increase our market share, our future operating results, our future purchases under our stock repurchase program, our future capital expenditure levels, our future financing transactions and our plans to fund our future liquidity needs. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this annual report generally.

You should keep in mind that any forward-looking statement made by us in this annual report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A of this annual report under the caption “Risk Factors,” may cause actual results to differ materially from those indicated by our forward-looking statements. We have no duty to, and do not intend to, update or revise the forward-looking statements made by us in this annual report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the future events or circumstances described in any forward-looking statement made by us in this annual report or elsewhere might not occur.

ii

PART I

ITEM 1.	BUSINESS

Overview

We are a leading wireless and broadcast communications infrastructure company with a portfolio of over 22,000 communications sites. Our portfolio consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including approximately 20,000 tower sites in the United States and over 2,800 in Mexico and Brazil. In addition to these tower sites, we also offer access to over 10,000 rooftop and tower sites in the United States that we manage for third parties. We also operate in-building distributed antenna systems in malls and casino/hotel resorts. Our primary business, which we refer to as our rental and management segment, is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. This segment accounted for approximately 98.2% and 98.4% of our total revenues for the years ended December 31, 2006 and 2005, respectively.

Our communications site portfolio provides us with a recurring base of leasing revenues from our existing customers and growth potential due to the capacity to add more tenants and equipment to these sites. Our broad network of communications sites enables us to address the needs of national, regional, local and emerging wireless service providers. Through our network development services segment, we also offer limited services that directly support our site leasing operations and the addition of new tenants and equipment on our sites. We intend to capitalize on the continuing increase in the use of wireless communications services by actively marketing space available for leasing on our existing sites and selectively developing or acquiring new sites that meet our return on investment criteria.

In August 2005, we expanded our communications site portfolio and our rental and management segment operations through our merger with SpectraSite, Inc., an owner and operator of approximately 7,800 wireless and broadcast towers and in-building systems in the United States. The merger has enabled us to improve our return on investment by creating a significantly larger revenue base over which to spread our relatively fixed overhead costs, therefore further capitalizing on the significant operating leverage inherent in the tower business model. For more information about our merger with SpectraSite, Inc., see note 3 to our consolidated financial statements included in this annual report.

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

•

Operating expenses are largely fixed. Incremental operating costs associated with adding wireless tenants to a communications site are minimal. Therefore, as additional tenants are added to a site, the substantial majority of incremental revenue flows through to operating profit.

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

•	In the United States, the number of wireless service subscribers increased from 158.7 million to 219.4 million between December 2003 and June 2006, representing an increase of approximately 38%

and market penetration of approximately 73%. During the same period, the number of cell sites (i.e., the number of antennas and related equipment in commercial operation, not the number of towers on which that equipment is located) increased approximately 21% from approximately 163,000 cell sites to approximately 197,600. In addition, wireless minutes of use, an indicator of demand for wireless services, reached approximately 1.6 trillion in the United States for 2005, an increase of over 36% from the prior year, and the industry is on pace to report strong growth for 2006.

•

In Mexico, the number of wireless service subscribers increased from 30.1 million to 52.9 million between December 2003 and September 2006, representing an increase of approximately 76% and market penetration of approximately 50%. In Brazil, the number of wireless service subscribers increased from 46.5 million to 99.9 million between December 2003 and December 2006, representing an increase of approximately 115% and market penetration of approximately 53%.

We believe the continuing growth in the number of wireless service subscribers and the minutes of use per subscriber will require wireless carriers to add new cell sites, and new equipment to existing cell sites, to maintain the performance of their networks in the areas they currently cover and to extend service to areas where coverage does not yet exist. As wireless carriers continue to add subscribers and seek to limit churn, we also anticipate they will focus on network quality as a competitive necessity and will invest in upgrades to their networks. In addition, we believe that as wireless data services, such as email, internet access and video, are deployed on a widespread basis, the deployment of these technologies may require wireless carriers to further increase the cell density of their existing networks, may require new technology and equipment, and may increase the demand for geographic expansion of their network coverage. To meet this demand, we believe wireless carriers will continue to outsource their communications site infrastructure needs as a means of accelerating access to their markets and more efficiently deploying their capital, rather than constructing and operating their own communications sites and maintaining their own communications sites service and development capabilities.

We believe that our existing portfolio of communications sites, our tower-related services offerings and our management team position us to benefit from these trends and to play an increasing role in addressing the needs of wireless service providers and broadcasters. The key elements of our strategy include:

•

Maximize Use of Existing Site Capacity. We believe that our highest returns will be achieved by leasing additional space on our existing communications sites. We anticipate that our rental and management revenues and segment operating profit will continue to grow because many of our communications sites are attractively located for wireless service providers and have capacity available for additional antenna space that we can offer to customers at low incremental costs to us. Because the costs of operating a site are largely fixed, increasing utilization significantly improves operating margins. We will continue to target our sales and marketing activities to increase utilization of, and investment return on, our existing communications sites.

•

Grow Our Operations Using Selective Criteria for Acquisitions and New Development. Given the relatively fixed cost structure of our site leasing business, we believe that adding new communications sites to our portfolio in existing markets will allow us to grow revenues with only modest increases in administrative operating expenses. We seek to acquire, construct and redevelop towers and install in-building systems when our initial and long-term return on investment criteria are met. To achieve our expected returns for a new site, we typically secure leases from customers in advance of construction or installation, ensure reasonable estimated construction or installation costs and, for new tower sites, obtain the land on which to build the tower, whether by purchase or ground lease, on reasonable terms. We similarly evaluate expansion opportunities into new international markets. In evaluating new international markets for expansion, we consider countries that have a relatively stable political climate, an expanding macro economic environment, a growing, competitive wireless communications industry, and multiple wireless carriers that are willing to outsource their communications site infrastructure to us.

•

Continue Our Focus on Customer Service and Processes. Because speed to market and reliable network performance are critical components to the success of wireless service providers, our ability to assist customers in meeting their goals will contribute to our success. We intend to continue to focus on customer service, for example, by reducing cycle times for key functions, such as lease processing and tower structural analysis. We are also continuing our efforts to improve customer access to information regarding our communications sites to allow faster and easier site selection and qualification by our customers. We believe that by improving our speed, accuracy and quality, we will be able to increase revenue generation.

•

Build On Our Customer Relationships. Our understanding of the network needs of our customers and our ability to convey effectively how we can satisfy those needs are key to our efforts to add new antenna leases, cross-sell our services and identify desirable new site development projects. We are building on our relationships with our major wireless carrier customers to gain more familiarity with their evolving network plans so we can identify opportunities where our nationwide portfolio of sites and experienced personnel can be used to satisfy their needs. We are also working with smaller and emerging wireless carriers and network operators as they define their coverage and network needs and expand into new markets. In addition, we are also seeking opportunities to build relationships with new market participants who obtained advanced wireless services licenses in the September 2006 auction of wireless spectrum in Auction 66. We believe we are well positioned to be a preferred partner to our customers because of the size, scope and location of our portfolio of communications sites and our proven operating experience.

•

Participate in Industry Consolidation. We continue to believe there are benefits to consolidation among tower companies. More extensive networks will be better positioned to provide more comprehensive service to customers and to support the infrastructure requirements of future generations of wireless communications technologies. We believe that our merger with SpectraSite, Inc. resulted in improved cost structure efficiencies and that combining with one or more other tower companies should yield similar results. Accordingly, we continue to be interested in participating in the consolidation of our industry on terms that are consistent with these perceived benefits and that create long-term value for our stockholders.

The Company

American Tower Corporation was created as a subsidiary of American Radio Systems Corporation in 1995 to own, manage, develop and lease communications and broadcast tower sites, and was spun off into a free-standing public company in 1998. Since inception, we have grown our communications site portfolio through acquisitions, long-term lease arrangements, development and construction, and through mergers with and acquisitions of other tower operators, increasing the size of our communications site portfolio to over 22,000 sites.

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

We operate in two business segments: rental and management and network development services. For more information about our business segments, as well as financial information about the geographic areas in which we operate, see Item 7 of this annual report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 15 to our consolidated financial statements included in this annual report.

Products and Services

Rental and Management

We conduct our site leasing business through our rental and management segment. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. Our portfolio consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including approximately 20,000 tower sites in the United States and over 2,800 in Mexico and Brazil. In addition to these tower sites, we also offer access to over 10,000 rooftop and tower sites in the United States that we manage for third parties. Through our rental and management segment, we also operate in-building distributed antenna systems in malls and casino/hotel resorts.

Wireless Communications Towers. We are a leading owner and operator of wireless communications towers in the United States, Mexico and Brazil, based on number of towers and revenue. Our network in the United States includes approximately 19,200 wireless communications towers and spans 49 states and the District of Columbia. In addition, 87% of our U.S. network provides coverage in the top 100 markets or core areas such as high traffic interstate corridors. Our network in Mexico includes over 2,000 wireless communications towers in highly populated areas, including Mexico City, Monterrey, Guadalajara and Acapulco. Our network in Brazil consists of over 600 wireless communications towers, which are concentrated in southern Brazil in major metropolitan areas, including Sao Paulo, Rio de Janeiro, Brasilia and Curitiba. For the year ended December 31, 2006, approximately 91% of our rental and management segment revenue was attributable to our wireless communications towers in the United States, Mexico and Brazil. In addition, we market and manage wireless tower sites for third parties in the United States, Mexico and in Brazil. For the year ended December 31, 2006, less than 1% of our rental and management segment revenue was attributable to our managed wireless communications towers in the United States, Mexico and Brazil.

We lease antenna space on our wireless communications towers to customers in a diverse range of wireless industries, including personal communications services, cellular, enhanced specialized mobile radio, paging and fixed microwave. Our major domestic wireless customers include ALLTEL, Cingular Wireless, Sprint Nextel, T-Mobile USA and Verizon Wireless. Our major international wireless customers include Iusacell Celular, Nextel Mexico, Telefonica Moviles and Unefon in Mexico, and Nextel Brazil, Telecom Americas and Telecom Italia Mobile in Brazil. For the year ended December 31, 2006, we had three customers that each accounted for 10% or more of our total revenues. Sprint Nextel (including Sprint Nextel partners and affiliates), Cingular Wireless and Verizon Wireless accounted for approximately 21%, 20% and 10%, respectively, of our 2006 total revenues. Approximately 64% of our total revenues for the year ended December 31, 2006 were derived from five customers. See Item 1A of this annual report under the caption “Risk Factors—A substantial portion of our revenue is derived from a small number of customers” and “—Due to the long-term expectations of revenue from tenant leases, the tower industry is sensitive to the credit worthiness of its tenants.”

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

Annual rental payments vary considerably depending upon:

•	tower location;

•	number and weight of antennas on the tower and the size of the transmission lines;

•	ground space necessary to store customer’s electronic and other equipment related to the antennas;

•	existing tower capacity;

•	type of tower structure (e.g., stealth tower);

•	placement of the customer’s antennas on the tower; and

•	type and amount of frequency transmitted by the customer.

Broadcast Communications Towers. We are one of the largest independent owners and operators of broadcast towers in the United States and Mexico. We own approximately 200 broadcast towers in the United States and have exclusive rights to approximately 200 in Mexico. Broadcast towers generally are taller and structurally more complex than wireless communications towers, require unique engineering skills and are more costly to build. We lease antenna space on our broadcast towers primarily to radio and television broadcast companies. In leasing antenna space, we generally receive monthly fees from customers, with initial lease periods ranging from ten-to-twenty years. For the year ended December 31, 2006, approximately 7% of our rental and management segment revenue was attributable to our broadcast communications towers in the United States and Mexico.

In-Building Neutral Host Distributed Antenna Systems. We are a leading provider in the United States of in-building neutral host distributed antenna systems, with over 125 in-building systems in operation in retail shopping malls and casino/hotel resorts. We obtain rights to install and operate in-building systems by entering into leases with property owners, and we grant rights to wireless service providers to attach their equipment to our in-building system for a fee under licenses that typically have an initial non-cancelable term of at least ten years. For the year ended December 31, 2006, less than 1% of our rental and management segment revenue was attributable to our in-building neutral host distributed antenna systems.

Rooftop Management. We also provide rooftop management services to property owners in the United States. We market over 10,000 rooftop sites to our customers in the United States that we manage for third parties, including approximately 900 rooftop sites that were revenue-producing as of December 31, 2006. We obtain rights to manage a rooftop by entering into contracts with property owners pursuant to which we receive a percentage of occupancy or license fees paid by the wireless carriers. For the year ended December 31, 2006, approximately 1% of our rental and management segment revenue was attributable to our managed rooftop sites.

Network Development Services

We offer tower-related services through our network development services segment. We historically offered extensive tower-related services to support our site leasing business. During the last several years, as we continued to focus our operations on our rental and management segment, we sold services businesses that did not provide incremental value to our site leasing business. With the sale of our tower construction services unit in November 2004, we substantially completed our strategic transition to a focused site leasing company. Our network development services segment continues to provide site acquisition, zoning and permitting services and structural analysis services that support our site leasing operations and the addition of new tenants and equipment on our sites.

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

Structural Analysis. We offer structural analysis services to wireless carriers in connection with the installation of communications equipment on towers. Our team of engineers can evaluate whether a tower can support the additional burden of the new equipment or if augmentation is needed, which enables our customers to better assess potential tower sites before making an installation decision. In January 2007, we acquired a structural analysis engineering firm to increase our structural analysis capabilities. We believe that this acquisition will enable us to provide higher quality service to our existing customers by, among other things, reducing cycle times related to tower structural analysis, as well as provide opportunities to offer structural analysis services to third parties.

Recent Transactions

Acquisitions

From January 1, 2005 through December 31, 2006, we increased the size of our communications site portfolio by approximately 8,000 towers. Significant acquisitions included the following:

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

Iusacell Celular. In December 2003, we agreed to acquire up to 143 communications sites from Iusacell Celular (Iusacell) in Mexico for up to $31.4 million. During the year ended December 31, 2005, we acquired six towers from Iusacell in Mexico for approximately $1.3 million, and as of December 31, 2006 and 2005, had acquired an aggregate of 137 towers for a total purchase price of $30.6 million.

NII Holdings, Inc. In December 2002, we agreed to acquire over 500 communications sites, predominantly in Mexico, from NII Holdings, Inc. (NII) for an aggregate purchase price of $100.0 million in cash. Although we have satisfied our minimum purchase obligation under the agreement, we have continued to purchase additional towers from NII. During the year ended December 31, 2006, we acquired 83 towers from NII in Mexico and Brazil for approximately $8.8 million, and as of December 31, 2006, had acquired an aggregate of 811 towers for a total purchase price of approximately $131.0 million. We have the option to purchase additional tower sites from NII in Mexico and Brazil through 2007.

Dispositions

From January 1, 2005 through December 31, 2006, we received approximately $42.3 million of proceeds from selling non-core assets, including approximately $21.4 million from sales of tower assets, approximately $16.0 million from sales of buildings and approximately $4.9 million from sales of investments.

Financing Transactions

During the year ended December 31, 2006, we improved our financial position by refinancing and repurchasing a portion of our outstanding indebtedness, which increased our flexibility and our ability to return value to our stockholders. Significant transactions included those set forth below. For more information about our financing transactions, see Item 7 of this annual report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 7 to our consolidated financial statements included in this annual report.

Repurchases, Redemptions and Conversions of Debt Securities. During the year ended December 31, 2006, consistent with our strategy of improving our financial flexibility, we redeemed, converted or repurchased approximately $371.1 million face amount of our outstanding debt securities, including the redemption of $227.7 million face amount ($162.1 million accreted value, net of $7.0 million fair value allocated to warrants) of the ATI 12.25% senior subordinated discount notes due 2008 (ATI 12.25% Notes), the conversion of $45.0 million principal amount of our 3.25% convertible notes due August 15, 2012 (3.25% Notes), the repurchase of $23.5 million principal amount of our 5.0% convertible notes due 2010 (5.0% Notes) and the repurchase of $74.9 million principal amount of the ATI 7.25% senior subordinated notes due 2011 (ATI 7.25% Notes). Subsequent to the year ended December 31, 2006, we have continued these efforts by repurchasing $192.5 million principal amount of our outstanding 5.0% Notes pursuant to a tender offer completed in February 2007 and through the conversion of an additional $44.4 million principal amount of our 3.25% Notes.

Stock Repurchase Program. In November 2005, we announced that our Board of Directors had approved a stock repurchase program to repurchase up to $750.0 million of our Class A common stock through December 2006. On May 23, 2006, we announced that we were temporarily suspending repurchases under our stock repurchase program in light of the uncertainty surrounding the pending review of our stock option granting practices and the related governmental proceedings, as described in Item 3 of this annual report under the caption “Legal Proceedings” and note 9 to our consolidated financial statements included in this annual report. Prior to the suspension of the stock repurchase program, we had repurchased approximately 11.8 million shares of our Class A common stock for an aggregate of $358.3 million. On December 20, 2006, we announced that we were resuming repurchases of our Class A common stock, and that we would seek to repurchase the remaining $391.7 million under this program through the end of February 2007. As of December 31, 2006, we had repurchased approximately 12.9 million shares of Class A common stock for an aggregate of $398.4 million under this program. Between January 1, 2007 and February 20, 2007, we repurchased an additional 7.2 million shares of Class A common stock for an aggregate of $287.1 million. In February 2007, our Board of Directors approved a new stock repurchase program pursuant to which we intend to repurchase up to $1.5 billion of our Class A common stock through February 2008.

ATC International Transactions

ATC South America Holding Corp. During the year ended December 31, 2006, we purchased a 9.3% minority interest in ATC South America, and as a result, we now own 100% of ATC South America. We purchased this interest in ATC South America from certain employees, including J. Michael Gearon, Jr. and William H. Hess, executive officers of the Company, who initially acquired their interests through investment in ATC South America and pursuant to stock options granted under the ATC South America Stock Option Plan. Following the repurchase of these interests, no options remained outstanding pursuant to the ATC South America Stock Option Plan, and in February 2007, we terminated the plan.

In March 2004, we entered into an agreement with Mr. Gearon pursuant to which he purchased an approximate 1.6% equity interest in ATC South America for approximately $1.2 million in cash. Pursuant to the terms of the agreement, in October 2005, Mr. Gearon exercised his right to require us to repurchase this interest for its then fair market value. In April 2006, we completed the purchase of Mr. Gearon’s interest in ATC South America and paid Mr. Gearon $3.8 million in cash, including interest, which was the fair market value of his interest on the date of exercise of his repurchase right, as determined by our Board of Directors with the assistance of an independent financial advisor.

In the first quarter of 2004, in connection with Mr. Gearon’s investment, options to purchase 6,024 shares of ATC South America common stock, representing an approximate 10.3% equity interest, were granted under the ATC South America Stock Option Plan to officers and employees, including Messrs. Gearon and Hess, who received options to purchase 3,924 and 911 shares, respectively. In October 2005, in connection with the exercise by Mr. Gearon of his right to require us to purchase his interest in ATC South America, these options vested in full and were exercised. Upon exercise of these options, the holders received 4,428 shares of ATC South America, net of 1,596 shares retained by us to satisfy employee tax withholding obligations. The holders had the right to require us to purchase their shares of ATC South America at their then fair market value six months and one day following their issuance. In April 2006, this repurchase right was exercised, and we paid these holders an aggregate of $18.9 million in cash, which was the fair market value of their interests on the date of exercise of their repurchase right, as determined by the Company’s Board of Directors with the assistance of an independent financial advisor. For more information about our transactions involving ATC South America, see note 11 to our consolidated financial statements included in this annual report.

ATC Mexico Holding Corp. During the year ended December 31, 2004, we purchased a 12.0% minority interest in ATC Mexico, and as a result, we now own 100% of ATC Mexico. We purchased this interest in ATC Mexico from certain employees, including Messrs. Gearon and Hess, who had initially acquired their interests through investment in ATC Mexico and pursuant to stock options granted under the ATC Mexico Stock Option Plan. Following these repurchases, no options remained outstanding pursuant to the ATC Mexico Stock Option Plan, and in February 2007, we terminated the plan.

In October 2001, we entered into an agreement with Mr. Gearon pursuant to which he purchased an approximate 8.8% equity interest in ATC Mexico for approximately $8.4 million, consisting of cash and a secured note. Pursuant to the terms of the agreement, in the first quarter of 2004, Mr. Gearon exercised his right to require us to repurchase this interest for its then fair market value. In April 2004, we issued to Mr. Gearon 2,203,968 shares of our Class A common stock and paid $3.7 million in cash, representing 80% of the aggregate purchase price for Mr. Gearon’s interest in ATC Mexico. Payment of the remaining 20% of the purchase price of $7.3 million, plus interest, was contingent upon ATC Mexico satisfying certain performance criteria. In February 2005, our Board of Directors determined that the performance criteria had been satisfied, and we paid Mr. Gearon $7.7 million in cash. Our Board approved the determination of the fair market value of Mr. Gearon’s interest with the assistance of an independent financial advisor.

In May 2002, in connection with Mr. Gearon’s investment, options to purchase 318 shares of ATC Mexico common stock, representing an approximate 3.2% equity interest, were granted under the ATC Mexico Stock Option Plan to certain employees, including Mr. Hess, who received an option to purchase 144 shares. In the first quarter of 2004, in connection with the exercise by Mr. Gearon of his right to require us to purchase his interest in ATC Mexico, these options vested in full and were exercised. The holders had the right to require us to purchase their shares of ATC Mexico at their then fair market value six months and one day following their issuance. In October 2004, this repurchase right was exercised, and we issued to these employees an aggregate of 1,155,678 shares of our Class A common stock, representing 80% of the aggregate purchase price for their collective interests. Payment of the remaining 20% of the purchase price of 218,566 shares of Class A common stock was contingent upon ATC Mexico satisfying certain performance criteria. In February 2005, our Board of Directors determined that the performance criteria had been satisfied, and we issued to these employees shares of our Class A common stock with an aggregate market value of $3.9 million. Our Board approved the determination of the fair market value of the interests held by these employees with the assistance of an independent financial advisor. For more information about our transactions involving ATC Mexico, see note 11 to our consolidated financial statements included in this annual report.

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

We, and our customers, also may be required to obtain permits, comply with regulatory requirements, and make certain informational filings related to hazardous substances used at our sites. Violations of these types of regulations could subject us to fines and/or criminal sanctions. In October 2001, we paid $150,000 in civil penalties and entered into a settlement agreement that expired in 2006 related to certain alleged environmental permitting and filing violations in the County of Santa Clara, California.

In November 2005, we entered into a Facilities Audit Agreement with the United States Environmental Protection Agency (EPA) pursuant to the EPA’s voluntary audit and disclosure policy. Pursuant to the Facilities Audit Agreement, we audited the tower sites in our portfolio as of July 2005 (i.e., legacy American Tower sites, but not SpectraSite sites) for compliance with the notice and record-keeping requirements under the Emergency Protection and Community Right to Know Act (EPCRA), the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. The Facilities Audit Agreement provides for stipulated penalties for violations under EPCRA and, for violations under the remaining statutes, we will pay a penalty based on our economic benefit of non-compliance. We do not expect that the aggregate penalties payable under the Facilities Audit Agreement will be material to our financial condition or results of operations.

Health and Safety. We are subject to the Occupational Safety and Health Act and similar guidelines regarding employee protection from radio frequency exposure. Our field personnel are subject to regulation by the Occupational Safety and Health Administration (OSHA) and equivalent state agencies concerning health and safety matters.

Competition and Customer Demand

Rental and Management

Our rental and management segment competes with other national and regional tower companies, such as Crown Castle International Corp. and SBA Communications Corporation, as well as wireless carriers and broadcasters that own and operate their own tower networks and lease tower space to third parties, numerous independent tower owners and the owners of non-communications tower sites, including rooftops, utility towers, water towers and other alternative structures. We believe that site location and capacity, price and quality of service historically have been and will continue to be the most significant competitive factors affecting owners, operators and managers of communications sites.

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

Network Development Services

Our network development services segment competes with a variety of companies offering individual, or combinations of, competing services. The field of competitors includes site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, structural engineering firms, tower owners/managers, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors, and our customers’ internal staffs. We believe that our customers base their decisions on network development services on various criteria, including a company’s experience, track record, local reputation, price, and time for completion of a project.

We believe that we compete favorably as to the key competitive factors relating to our rental and management and network development services segments.

Employees

As of December 31, 2006, we employed 995 full-time individuals and consider our employee relations to be satisfactory.

Available Information

Our Internet website address is www.americantower.com. Information contained on our website is not incorporated by reference into this annual report, and you should not consider information contained on our website as part of this annual report. You may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), through the Investors portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

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

The demand for broadcast antenna space is dependent on the needs of television and radio broadcasters. Among other things, technological advances, including the development of satellite-delivered radio, may reduce the need for tower-based broadcast transmission. We could also be affected adversely should the development of digital television be further delayed or impaired, or if demand for it were less than anticipated because of delays, disappointing technical performance or higher costs to the consumer. In addition, our broadcast tower division could be affected adversely as a result of the transition from analog-based transmissions to digital-based transmissions, which is scheduled to be completed by February 2009.

If our wireless service provider customers consolidate or merge with each other to a significant degree, our growth, revenue and ability to generate positive cash flows could be adversely affected.

Significant consolidation among our wireless service provider customers may result in reduced capital expenditures in the aggregate because the existing networks of many wireless carriers overlap, as do their expansion plans. For example, as a result of the recently completed mergers between Cingular Wireless and AT&T Wireless and between Sprint PCS and Nextel, both Cingular Wireless and Sprint Nextel are exploring ways of rationalizing portions of their combined, yet technologically separate, wireless networks in the United States. In addition, in September 2006, Iusacell Celular and Unefon became affiliates and announced plans to combine their wireless networks in Mexico. Certain parts of their merged networks may be deemed to be duplicative and these customers may attempt to eliminate these duplications. Our future results may be negatively impacted if a significant number of these contracts are eliminated from our ongoing contractual revenues. Similar consequences might occur if wireless service providers engage in extensive sharing, roaming or resale arrangements as an alternative to leasing our antenna space.

Substantial leverage and debt service obligations may adversely affect us.

We have a substantial amount of indebtedness. As of December 31, 2006, we had approximately $3.5 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest, or other amounts when due. Subject to certain restrictions under our existing indebtedness, we may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This may have the effect of increasing our total leverage.

Our substantial leverage could have significant negative consequences on our financial condition and results of operations, including:

•

impairing our ability to meet one or more of the financial ratio covenants contained in our debt agreements or to generate cash sufficient to pay interest or principal, which events could result in an acceleration of some or all of our outstanding debt in the event that a uncured default occurs;

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

Our credit facilities and the indentures governing the terms of our debt securities contain restrictive covenants. Our credit facilities also contain requirements that the borrowers under each facility comply with certain leverage and other financial covenants. These covenants and requirements limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness, engaging in various types of transactions, including mergers, acquisitions and sales of assets, and paying dividends and making distributions or other restricted payments. These covenants could place us at a disadvantage compared to some of our competitors which may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, merger and acquisitions or other opportunities.

Due to the long-term expectations of revenue from tenant leases, the tower industry is sensitive to the creditworthiness of its tenants.

Due to the long-term nature of our tenant leases, we, like others in the tower industry, are dependent on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. In the past, we have had customers that have filed for bankruptcy, although to date these bankruptcies have not had a material adverse effect on our business or revenues. If one or more of our significant customers experience financial difficulties, it could result in uncollectible accounts receivable and our loss of significant customers and anticipated lease revenues.

Our foreign operations are subject to economic, political and other risks that could adversely affect our revenues or financial position.

Our business operations in Mexico and Brazil, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. For the year ended December 31, 2006, approximately 13% of our consolidated revenues were generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	laws and regulations that restrict repatriation of earnings or other funds;

•	expropriation and governmental regulation restricting foreign ownership;

•	difficulty in recruiting trained personnel; and

•	language and cultural differences.

In addition, we face risks associated with changes in foreign currency exchange rates. While most of the contracts for our operations in Mexico are denominated in the U.S. dollar, some are denominated in the Mexican Peso, and our contracts for our operations in Brazil are denominated in the Brazilian Real. We have not historically engaged in significant hedging activities relating to our non-U.S. dollar operations, and we may suffer future losses as a result of adverse changes in currency exchange rates.

A substantial portion of our revenue is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. For the year ended December 31, 2006:

•	Five customers accounted for approximately 64% of our revenues;

•	Sprint Nextel (including Sprint Nextel partners and affiliates) accounted for approximately 21% of our revenues;

•	Cingular Wireless accounted for approximately 20% of our revenues; and

•	Verizon Wireless accounted for approximately 10% of our revenues.

Our largest international customer is Iusacell Celular, which accounted for approximately 3% of our total revenues for the year ended December 31, 2006. Iusacell is under common control with Unefon and TV Azteca. Unefon is our second largest customer in Mexico and accounted for approximately 2% of our total revenues for the year ended December 31, 2006. In addition, for the year ended December 31, 2006, we received $14.2 million in interest income, net, from TV Azteca.

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

Iusacell Celular is our largest customer in Mexico and accounted for approximately 3% of our total revenues for the year ended December 31, 2006. Iusacell has been in default under certain of its debt obligations and involved in litigation with certain of its creditors. Iusacell reported in January 2006 that it had reached an agreement in principle with its creditors to restructure its debt obligations. In February 2007, Iusacell submitted the credit agreement to the court and announced that approximately 97% of its recognized creditors supported the agreement. However, if the restructuring is not completed, or if the Iusacell bankruptcy or the creditor litigation has an adverse impact on Iusacell’s overall liquidity, it could interfere with Iusacell’s ability to meet its operating obligations, including rental payments under our leases with them.

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

Our industry is highly competitive, and our customers have numerous alternatives for leasing antenna space. Some of our competitors, such as national wireless carriers that allow collocation on their towers, are larger and have greater financial resources than we do, while other competitors are in a weaker financial condition or may have a lower return on investment criteria than we do.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to operate our towers and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites. Further, we may not be able to renew ground leases on commercially viable terms. Approximately 85% of the communications sites in our portfolio as of December 31, 2006 are located on leased land. Approximately 85% of the land leases for these sites have a final expiration date of 2016 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse affect on us.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. If we are unable or choose not to exercise our rights to purchase towers under these agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated. For example, our SpectraSite subsidiary has entered into lease or sublease agreements with affiliates of SBC Communications (SBC) with respect to approximately 2,500 towers pursuant to which SpectraSite has the option to purchase the sites upon the expiration of the lease or sublease beginning in 2013. The aggregate purchase option price for the SBC towers was approximately $310.1 million as of December 31, 2006, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In addition, we have entered into a similar agreement with ALLTEL Communications, Inc.

(ALLTEL) with respect to approximately 1,800 towers, for which we have an option to purchase the sites upon the expiration of the lease or sublease beginning in 2016. The aggregate purchase option price for the ALLTEL towers was approximately $57.9 million as of December 31, 2006, and will accrete at a rate of 3% per annum through the expiration of the lease or sublease period. We may not have the required available capital to exercise our right to purchase these or other lease or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our financial results could be adversely affected.

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

In May 2006, we announced that our Board of Directors had established a special committee of independent directors to conduct a review of our stock option granting practices and related accounting. Subsequent to the formation of the special committee, we received an informal letter of inquiry from the Securities and Exchange Commission, a subpoena from the office of the United States Attorney for the Eastern District of New York and an information document request from the Internal Revenue Service, each requesting documents and information related to our stock option grants and practices. We are cooperating with these governmental authorities to provide the requested documents and information. These governmental proceedings are ongoing, and the time period necessary to resolve these proceedings is uncertain and could require significant additional management and financial resources. Significant legal and accounting expenses related to these matters have been incurred to date and significant expenditures will continue to be incurred in the future. In addition, depending on the outcomes of these proceedings, we could be subject to regulatory fines, penalties or other liability, which could have a material adverse impact on our financial condition and results of operations.

Pending civil litigation relating to our stock option granting practices exposes us to risks and uncertainties.

We and our directors and officers are defendants in a purported federal securities class action and several shareholder derivative actions relating to our stock option granting practices. These actions are in preliminary stages and we cannot predict their outcomes with certainty. If these actions are successful, however, they could have a material adverse impact on our financial position, results of operations and liquidity. These matters and any other related lawsuits could also result in substantial costs to us and a diversion of our management’s attention and resources, which could have a negative impact on our financial condition and results of operations. For more information regarding the litigation related to our stock option granting practices, please see note 9 to our consolidated financial statements included in this annual report.

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

Our principal offices are located in Boston, Southborough and Woburn, Massachusetts; Atlanta, Georgia; Cary, North Carolina; Mexico City, Mexico; and Sao Paulo, Brazil. Details of each of these offices are provided below:

Location	Function	Size (square feet)	Property Interest
Boston, MA	Corporate Headquarters and US Tower Division Headquarters	19,600	Leased

Southborough, MA	Information Technology Data Center	13,900	Leased

Woburn, MA	US Tower Division, Lease Administration, Site Leasing Management and Broadcast Division Headquarters	42,300	Owned(1)

Atlanta, GA	US Tower Division, Accounting Services Headquarters American Tower International Headquarters	21,400 2,700	Leased Leased

Cary, North Carolina	US Tower Division, New Site Development, Site Operations and Structural Engineering Services Headquarters	27,400	Leased

Mexico City, Mexico	Mexico Headquarters	11,000	Leased

Sao Paulo, Brazil	Brazil Headquarters	5,200	Leased

(1)	The facility in Woburn contains a total of 163,000 square feet of space. Approximately 42,300 square feet of space is occupied by our lease administration office and our broadcast division, and we lease the remaining space to unaffiliated tenants.

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

Of the approximately 22,000 communications sites in our portfolio as of December 31, 2006, approximately 85% are located on leased land. Ground leases for land underlying our towers generally have an initial term of five years with three or four additional automatic renewal periods of five years, for a total of twenty to twenty-five years. As a result, approximately 85% of the land leases for our sites have a final expiration date of 2016 and beyond.

ITEM 3.	LEGAL PROCEEDINGS

As previously reported, our wholly owned subsidiary, Verestar, Inc., filed for protection under Chapter 11 of the federal bankruptcy laws on December 22, 2003 in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court). In June 2004, the Bankruptcy Court approved a stipulation between Verestar and the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) that permits the Committee to file claims against us and/or our affiliates on behalf of Verestar. In connection therewith, in July 2005, the Committee filed a complaint in the U.S. District Court for the Southern District of New York (District Court) against us and certain of our and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against us. We may be obligated or may agree to indemnify certain of the defendants named in the litigation. The complaint originally filed in the District Court asserts various causes of action against the defendants, including declaratory judgment for alter ego, breach of fiduciary duty, conversion, conspiracy, tortious interference with contract and business relations, deepening insolvency, and avoidance and recovery of fraudulent transfers and preferential transfers. In connection with those claims, the Committee is seeking unspecified compensatory damages of not less than $150.0 million, punitive damages and various costs and fees. During 2005, we, together with the individual defendants, filed motions to dismiss certain claims asserted in the complaints. In June 2006, the Bankruptcy Court dismissed all counts involving certain defendants, including our Chairman and Chief Executive Officer, James D. Taiclet, Jr. The Bankruptcy Court dismissed most other claims against the remaining individual defendants, leaving only claims of breach of the duty of loyalty and conversion. The Bankruptcy Court also dismissed certain claims against us, although several causes of action against us, including declaratory judgment for alter ego, remain. In August 2006, the Committee and the individual defendants agreed to mediation with us as an attempt to resolve the case. In September 2006, the Bankruptcy Court approved the decision to mediate and stayed all aspects of the case pending the completion of mediation. The parties must negotiate in good faith for a minimum of 60 days, but may continue mediation for as long as the parties believe that the mediation is effective. The mediation is expected to occur within the next two to three months. For more information regarding the Verestar bankruptcy and related litigation, please see note 9 to our consolidated financial statements included in this annual report.

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

On May 19, 2006, we received a subpoena from the United States Attorney’s Office for the Eastern District of New York for records and information relating to our stock option granting practices. The subpoena requests materials related to certain stock options granted between 1995 and the present. We continue to cooperate with the U.S. Attorney’s Office to provide the requested information and documents.

On May 26, 2006, a securities class action was filed in United States District Court for the District of Massachusetts against us and certain of our current officers by John S. Greenebaum for monetary relief. Specifically, the complaint names us, James D. Taiclet, Jr. and Bradley E. Singer as defendants and alleges that the defendants violated federal securities laws in connection with public statements made relating to our stock option practices and related accounting. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In December 2006, the court appointed the Steamship Trade Association-International Longshoreman’s Association Pension Fund as the lead plaintiff.

On May 24, 2006 and June 14, 2006, two shareholder derivative lawsuits were filed in Suffolk County Superior Court in Massachusetts by Eric Johnston and Robert L. Garber, respectively. The lawsuits were filed against certain of our current and former officers and directors for alleged breaches of fiduciary duties and unjust enrichment in connection with our stock option granting practices. The lawsuits also name us as a nominal defendant. The lawsuits seek to recover the damages sustained by us and disgorgement of all profits received with respect to the alleged backdated stock options. In October 2006, these two lawsuits were consolidated and transferred to the court’s Business Litigation Session.

On June 13, 2006, June 22, 2006 and August 23, 2006, three shareholder derivative lawsuits were filed in United States District Court for the District of Massachusetts by New South Wales Treasury Corporation, as Trustee for the Alpha International Managers Trust, Frank C. Kalil and Don Holland, and Leslie Cramer, respectively. The lawsuits were filed against certain of our current and former officers and directors for alleged breaches of fiduciary duties, waste of corporate assets, gross mismanagement and unjust enrichment in connection with our stock option granting practices. The lawsuits also name us as a nominal defendant. In December 2006, the court consolidated these three lawsuits and appointed New South Wales Treasury Corporation as the lead plaintiff. On February 9, 2007, the plaintiffs filed a consolidated complaint for alleged breaches of fiduciary duty, corporate waste, gross mismanagement, unjust enrichment, abuse of control, insider selling and misappropriation of information. The consolidated complaint asserts claims under Sections 14(a), 10(b) and 20(a) of the Exchange Act and SEC Rules 14a-9 and 10b-5. The plaintiffs seek to recover the damages sustained by us, disgorgement of all profits received with respect to the alleged backdated stock options, corporate governance changes and punitive damages.

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

On August 31, 2006, we received an Information Document Request from the Internal Revenue Service (IRS) for documents and information relating to our stock option granting practices and related accounting. The Information Document Request requests materials related to certain stock options granted between 1998 and 2005.

We periodically become involved in various claims and lawsuits that are incidental to our business. In the opinion of management, after consultation with counsel, other than the litigation discussed above and in note 9 to our consolidated financial statements included in this annual report related to the Verestar bankruptcy and our stock option granting practices, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents reported quarterly high and low per share sale prices of our Class A common stock on the New York Stock Exchange (NYSE) for the years 2006 and 2005.

2006	High	Low
Quarter ended March 31	$32.68	$26.66
Quarter ended June 30	35.75	27.35
Quarter ended September 30	36.92	29.98
Quarter ended December 31	38.74	35.21

2005	High	Low
Quarter ended March 31	$19.28	$17.30
Quarter ended June 30	21.16	16.28
Quarter ended September 30	25.20	20.70
Quarter ended December 31	28.33	22.73

On February 22, 2007, the closing price of our Class A common stock was $40.38 per share as reported on the NYSE. As of February 22, 2007, we had 419,988,395 outstanding shares of Class A common stock and 623 registered holders.

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

Our credit facilities and the indentures governing the terms of our debt securities contain covenants that may restrict the ability of our subsidiaries from making to us any direct or indirect distribution, dividend or other payment on account of their limited liability company interests, partnership interests, capital stock or other equity interests. Under our credit facilities, the borrower subsidiaries may pay cash dividends or make other distributions to us in accordance with the applicable credit facility only if no default exists or would be created thereby. The indenture governing the terms of the ATI 7.25% Notes prohibit ATI and certain of our other subsidiaries that have guaranteed those notes (sister guarantors) from paying dividends and making other payments or distributions to us unless certain financial covenants are satisfied. The indentures governing the terms of our 7.50% Notes and 7.125% Notes also contain certain restrictive covenants, which prohibit the restricted subsidiaries under these indentures from paying dividends and making other payments or distributions to us unless certain financial covenants are satisfied. For more information about the restrictions under our credit facilities and our notes indentures, see Item 7 of this annual report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and note 7 to our consolidated financial statements included in this annual report.

Performance Graph

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return of the Russell Midcap Index (Broad Market index), the Dow Jones US Telecommunications Equipment Index (Industry Index), and the group of companies selected as our peers in the communications site industry in our proxy statement for 2006 (Peer Group). Our Peer Group consists of Crown Castle International Corp. and SBA Communications Corporation. We have historically included in our proxy statements a peer group consisting of companies in the communications site leasing industry. As a result of consolidation within the industry, our peer group has grown smaller over time. We believe that comparing our returns to those of the Dow Jones US Telecommunications Equipment Index, a broader industry index, will provide investors with a more meaningful view of our performance relative to our industry. Accordingly, going forward, we will cease providing comparative returns for our Peer Group and instead provide returns for the Dow Jones US Telecommunications Equipment Index, which consists of over 40 companies that provide infrastructure, equipment and related services to the telecommunications industry, and includes American Tower and both of the companies in our Peer Group. The performance graph assumes that on December 31, 2001, $100 was invested in each of our Class A common stock, the Russell Midcap Index, the Dow Jones US Telecommunications Equipment Index and the Peer Group. The cumulative return shown in the graph assumes reinvestment of all dividends. The performance of our Class A common stock reflected below is not necessarily indicative of future performance.

Comparison of Cumulative Total Return Among American Tower Corporation,

Russell Midcap Index, Dow Jones US Telecommunications Equipment Index and Peer Group

	Cumulative Total Returns
	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006
American Tower Corporation	$100.00	$37.28	$114.26	$194.30	$286.17	$393.66
Russell MidCap Index	100.00	83.81	117.39	141.12	158.98	183.24
Dow Jones US Telecommunications Equipment Index	100.00	59.26	106.77	110.85	112.39	130.89
Peer Group	100.00	28.93	89.16	140.50	233.25	296.44

Recent Sales of Unregistered Securities

During the three months ended December 31, 2006, we issued an aggregate of 5,326 shares of our Class A common stock upon the exercise of 757 warrants assumed in our merger with SpectraSite, Inc. In August 2005, in connection with the merger, we assumed approximately 1.0 million warrants to purchase shares of SpectraSite, Inc. common stock. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase 7.15 shares of Class A common stock at an exercise price of $32 per warrant. Net proceeds from these warrant exercises were approximately $21,024. The shares were issued to warrantholders in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended, and Section 1145 of the United States Code. No underwriters were engaged in connection with such issuances. Subsequent to December 31, 2006, we issued unregistered shares of our Class A common stock pursuant to warrant exercises and conversions of convertible notes, as set forth in Item 9B of this annual report under the caption “Other Information.”

Issuer Purchases of Equity Securities

In November 2005, we announced that our Board of Directors had approved a stock repurchase program for the repurchase of up to $750.0 million of our Class A common stock through December 2006. On May 23, 2006, we announced that we were temporarily suspending repurchases under our stock repurchase program in light of the uncertainty surrounding the pending review of our stock option granting practices and the related governmental proceedings, as described in note 9 to our consolidated financial statements included in this annual report. Prior to the suspension of the stock repurchase program, we had repurchased approximately 11.8 million shares of our Class A common stock for an aggregate of $358.4 million. On December 20, 2006, we announced that we were resuming repurchases of our Class A common stock, and that we would seek to repurchase the remaining $391.7 million under this program through the end of February 2007.

As of December 31, 2006, we had repurchased approximately 12.9 million shares of Class A common stock for an aggregate of $398.4 million under this program. During the three months ended December 31, 2006, we repurchased 1,098,279 shares of our Class A common stock for an aggregate of $40.1 million pursuant to our stock repurchase program, as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(In millions)
October 2006(2)	—	—	—	$391.7
November 2006(2)	—	—	—	$391.7
December 2006	1,098,279	$36.55	1,098,279	$351.6

Total Fourth Quarter	1,098,279		1,098,279	$351.6

(1)	All issuer repurchases were made pursuant to the stock repurchase program publicly announced in November 2005 for the repurchase of up to $750.0 million of our Class A common stock during the period November 2005 through December 2006. As set forth above, we temporarily suspended repurchases under this program in May 2006. In December 2006, we announced that we were resuming repurchases of our Class A common stock, and that we would seek to repurchase the remaining amounts authorized under this program through the end of February 2007. Under the program, our management is authorized to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we entered into a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

(2)	As a result of the suspension of our stock repurchase program discussed above, we did not repurchase any shares of our Class A common stock pursuant to our stock repurchase program during October or November 2006.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected financial data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes to those consolidated financial statements included in this annual report.

Our continuing operations are reported in two segments: rental and management and network development services. In accordance with generally accepted accounting principles, the consolidated statements of operations for all periods presented in this “Selected Financial Data” have been adjusted to reflect certain businesses as discontinued operations (see note 16 to our consolidated financial statements included in this annual report).

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

Year Ended December 31,
2006	2005	2004	2003	2002
(In thousands, except per share data)
Statements of Operations Data:
Revenues:
Rental and management	$1,294,068	$929,762	$684,422	$619,697	$544,906
Network development services	23,317	15,024	22,238	12,796	32,888

Total operating revenues	1,317,385	944,786	706,660	632,493	577,794

Operating expenses:
Costs of operations (exclusive of items shown separately below)
Rental and management	332,246	247,781	195,242	192,380	187,694
Network development services	11,291	8,346	16,220	7,419	27,195
Depreciation, amortization and accretion	528,051	411,254	329,449	330,414	327,665
Selling, general, administrative and development expense	159,324	108,059	83,094	83,492	94,664
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense	2,572	34,232	23,876	31,656	101,372

Total operating expenses	1,033,484	809,672	647,881	645,361	738,590

Operating income (loss)	283,901	135,114	58,779	(12,868)	(160,796)
Interest income, TV Azteca, net	14,208	14,232	14,316	14,222	13,938
Interest income	9,002	4,402	4,844	5,255	3,496
Interest expense	(215,643)	(222,419)	(262,237)	(279,783)	(254,345)
Loss on retirement of long-term obligations	(27,223)	(67,110)	(138,016)	(46,197)	(8,869)
Other income (expense)	6,619	227	(2,798)	(8,598)	(7,004)

Income (loss) before income taxes, minority interest and income (loss) on equity method investments	70,864	(135,554)	(325,112)	(327,969)	(413,580)
Income tax (provision) benefit	(41,768)	(5,714)	83,338	85,567	92,609
Minority interest in net earnings of subsidiaries	(784)	(575)	(2,366)	(3,703)	(2,118)
Income (loss) on equity method investments	26	(2,078)	(2,915)	(21,221)	(18,555)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$28,338	$(143,921)	$(247,055)	$(267,326)	$(341,644)

Basic and diluted income (loss) per common share from continuing operations before cumulative effect of change in accounting principle(1)	$0.06	$(0.47)	$(1.10)	$(1.28)	$(1.75)

Weighted average common shares outstanding(1)
Basic	424,525	302,510	224,336	208,098	195,454

Diluted	436,217	302,510	224,336	208,098	195,454

Other Operating Data:
Ratio of earnings to fixed charges(2)	1.25	x	.51	x	—	—	—

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash and investments)(3)	$281,264	$112,701	$215,557	$275,501	$127,292
Property and equipment, net	3,218,124	3,460,526	2,273,356	2,483,324	2,650,490
Total assets	8,613,219	8,786,854	5,107,696	5,310,906	5,643,691
Long-term obligations, including current portion	3,543,016	3,613,429	3,293,614	3,359,731	3,448,514
Total stockholders’ equity	4,384,916	4,541,821	1,490,767	1,629,621	1,675,592

(1)	Basic income per common share amounts for the year ended December 31, 2006 represents income divided by the weighted average number of common shares outstanding during the period. Diluted income per share amounts for the year ended December 31, 2006 represents income divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options and warrants, as determined under the treasury stock method, and upon conversion of our convertible notes, as determined under the if-converted method. Basic and diluted loss per common share amounts for periods prior to 2006 have excluded shares issuable upon exercise of stock options and warrants and upon conversion of our convertible notes, as their effect is anti-dilutive.

(2)	For the purpose of this calculation, “earnings” consists of income (loss) from continuing operations before income taxes, minority interest in net earnings of subsidiaries, income (loss) on equity method investments and fixed charges (excluding interest capitalized and amortization of interest capitalized. “Fixed charges” consist of interest expense, including amounts capitalized, amortization of debt discount and related issuance costs and the component of rental expense associated with operating leases believed by management to be representative of the interest factor thereon. We had an excess (deficiency) in earnings to fixed charges in each period as follows (in thousands): 2006–$72,813; 2005–$(133,464); 2004–$(322,806); 2003–$(326,154); and 2002–$(417,123).

(3)	As of December 31, 2005 and 2004, amounts include cash and cash equivalents only as no escrows are required under the terms of the credit facilities. Includes, as of December 31, 2003, approximately $170.0 million of restricted funds that were held in escrow to pay, repurchase, redeem or retire certain of our outstanding debt through January 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosures in our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and the information set forth under the caption “Critical Accounting Policies and Estimates” on page 46.

Our continuing operations are reported in two business segments: rental and management and network development services. Management focuses on segment gross margin and segment operating profit (loss) as a means to measure operating performance in these business segments. We define segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit (loss) for the rental and management segment include interest income, TV Azteca, net (see note 15 to our consolidated financial statements included herein).

Executive Overview

Our principal operating segment is our rental and management segment, which accounted for approximately 98.2% and 98.4% of our total revenues and approximately 99.2% and 99.5% of our segment operating profit for the years ended December 31, 2006 and 2005, respectively. The primary factors affecting the stability and growth of our revenues and cash flows for this segment are our recurring revenues from existing tenant leases and the contractual escalators in those leases, leasing additional space on our existing towers, acquiring and building additional tower sites and the degree to which any of our existing customer leases are cancelled. We continue to believe that our leasing revenue is likely to increase due to the continuing growth in the use of wireless communications services and our ability to utilize existing tower capacity. In addition, we believe the majority of our leasing activity will continue to come from customers providing wireless broadband-services.

The majority of our tenant leases with wireless carriers are for an initial term of five to ten years, with multiple five-year renewal terms thereafter. Accordingly, nearly all of the revenue generated by our rental and management segment as of the end of December 2006 is recurring revenue that we should continue to receive in future periods. In addition, most of our leases have provisions that periodically increase the rent due under the lease. These contractual escalators are typically annual and are based on a fixed percentage (generally three to five percent), inflation, or a fixed percentage plus inflation. Revenue generated by rate increases based on fixed escalation clauses is recognized on a straight-line basis over the non-cancelable term of the applicable agreement.

The revenues generated by our rental and management segment also may be affected by cancellations of existing customer leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multi-year contracts, which typically may not be cancelled or, in some instances, may be cancelled only upon payment of a termination fee. Accordingly, lease cancellations historically have not had a material adverse effect on the revenues generated by our rental and management segment. During 2006, tenant leases representing less than 2% of our total revenues were cancelled.

A significant majority of our revenue growth in 2006 was attributable to revenue generated from leasing space on the towers and in-building systems acquired in connection with our merger with SpectraSite, Inc. In August 2005, we completed our merger with SpectraSite, Inc., an owner and operator of approximately 7,800 wireless and broadcast towers and in-building systems in the United States. The merger was approved by our and SpectraSite’s stockholders on August 3, 2005, and the results of operations of SpectraSite have been included in our consolidated results of operations since that date. During the year ended December 31, 2006 and during the period August 3, 2005 through December 31, 2005, SpectraSite contributed total revenues of $445.4 million and $171.2 million, respectively, and segment operating profit of $294.2 million and $106.8 million, respectively, to our rental and management segment.

Our revenue growth in 2006 was also attributable to incremental revenue generated by our existing communications sites. During 2006, incremental revenue attributable to those sites that existed during the entire period between January 1, 2005 and December 31, 2006, was approximately $79.1 million, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, the effects of straight-line accounting treatment of contractual escalators in our tenant leases and favorable currency exchange rate changes, offset by lease cancellations.

Our ability to lease additional space on our sites is a function of the rate at which wireless carriers deploy capital to improve and expand their wireless networks and, to a lesser extent, the location of and available capacity on our existing sites. This rate, in turn, is influenced by the growth of wireless communications services and related infrastructure, the financial performance of our customers and their access to capital, and general economic conditions. We believe leasing additional space on our existing sites, including the sites acquired in connection with our merger with SpectraSite, Inc., will contribute the substantial majority of our year-over-year revenue growth in 2007.

We also generate revenues by building and acquiring new communications sites. In addition to the approximately 7,800 towers and in-building systems acquired in connection with our merger with SpectraSite, Inc., we constructed or acquired 325 and 289 sites in 2006 and 2005, respectively. Because of the nature of our recurring revenues described above, our results of operations only reflect revenues generated on these sites following the respective dates of their construction or acquisition, which affects year-over-year comparisons. During 2006, incremental revenue attributable to these 614 sites that were built or acquired between January 1, 2005 and December 31, 2006, was approximately $11.0 million.

Our rental and management segment operating expenses include our direct tower level expenses and consist primarily of ground rent, property taxes, repairs and maintenance and utilities. These segment level expenses exclude all segment and corporate, selling, general, administrative and development expenses, which are aggregated into one line item entitled selling, general, administrative and development expense. Our segment level selling, general and administrative expenses consist of expenses to support our rental and management and network development services segments, such as sales and property management functions. In general, our segment level selling, general and administrative expenses do not significantly increase as a result of adding incremental customers to our sites and increase only modestly year over year. As a result, leasing space to new customers on our existing sites provides significant incremental cash flow. Our profit margin growth is, therefore, directly related to the number of new tenants added to our existing tower sites and the related rental revenue generated in a particular period.

Results of Operations

Years Ended December 31, 2006 and 2005

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2006	2005
	(In thousands)
REVENUES:
Rental and management	$1,294,068	$929,762	$364,306	39%
Network development services	23,317	15,024	8,293	55

Total revenues	1,317,385	944,786	372,599	39

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	332,246	247,781	84,465	34
Network development services	11,291	8,346	2,945	35
Depreciation, amortization and accretion	528,051	411,254	116,797	28
Selling, general, administrative and development expense (including $39,502 and $6,597 of stock-based compensation expense, respectively)	159,324	108,059	51,265	47
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense (including $9,333 of stock-based compensation expense in 2005)	2,572	34,232	(31,660)	(92)

Total operating expenses	1,033,484	809,672	223,812	28

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense $1,491 and $1,492	14,208	14,232	(24)	(0)
Interest income	9,002	4,402	4,600	104
Interest expense	(215,643)	(222,419)	(6,776)	(3)
Loss on retirement of long-term obligations	(27,223)	(67,110)	(39,887)	(59)
Other income	6,619	227	6,392	2,816
Income tax provision	(41,768)	(5,714)	36,054	631
Minority interest in net earnings of subsidiaries	(784)	(575)	209	36
Income (loss) on equity method investments	26	(2,078)	2,104	101
Loss from discontinued operations, net	(854)	(1,913)	(1,059)	(55)
Cumulative effect of change in accounting principle, net		(35,525)	(35,525)	N/A

Net income (loss)	$27,484	$(181,359)	$208,843	115%

Total Revenues

Total revenues for the year ended December 31, 2006 were $1,317.4 million, an increase of $372.6 million from the year ended December 31, 2005. Approximately $274.6 million of the increase was attributable to revenues generated by SpectraSite. The balance of the increase resulted from an increase in other rental and management revenue of $90.1 and an increase in other network development services revenue of $7.9 million.

Rental and Management Revenue

Rental and management revenue for the year ended December 31, 2006 was $1,294.1 million, an increase of $364.3 million from the year ended December 31, 2005. Approximately $274.2 million of the increase was attributable to revenues generated by SpectraSite. Approximately $79.1 million of the increase resulted from incremental revenue generated by communications sites that existed during the entire period between January 1, 2005 and December 31, 2006, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, the effects of straight-line accounting treatment of contractual escalators in our tenant leases and favorable currency exchange rates, offset by lease cancellations. Approximately $11.0 million of the increase resulted from revenue generated by the approximately 614 communications sites acquired and/or constructed subsequent to January 1, 2005, other than in connection with the SpectraSite merger. We believe that our rental and management revenue will increase as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless and broadcast service providers.

Network Development Services Revenue

Network development services revenue for the year ended December 31, 2006 was $23.3 million, an increase of $8.3 million from year ended December 31, 2005. The increase was primarily attributable to revenues generated by our structural analysis services due to the increased business associated with our significantly larger communications site portfolio, primarily as a result of sites acquired from SpectraSite. As we continue to focus on and grow our site leasing business, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2006 were $1,033.5 million, an increase of $223.8 million from the year ended December 31, 2005. The increase was attributable to an increase in depreciation, amortization and accretion expense of $116.8 million, an increase in expenses within our rental and management segment of $84.5 million, an increase in selling, general, administrative and development expense of $51.3 million and an increase in expenses within our network development services segment of $2.9 million. These increases were offset by a decrease in impairments, net loss of sale on long-lived assets, restructuring and merger related expense of $31.7 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the year ended December 31, 2006 was $332.2 million, an increase of $84.5 million from the year ended December 31, 2005. Approximately $78.8 million of the increase was attributable to expenses incurred by SpectraSite. Approximately $2.8 million of the increase was related to approximately 614 sites acquired and/or constructed subsequent to January 1, 2005, other than sites acquired from SpectraSite. The remaining $2.9 million of the increase was attributable to communications sites which existed during the period between January 1, 2005 and December 31, 2006, primarily related to increases in ground rent expense.

Rental and management segment gross margin for the year ended December 31, 2006 was $976.0 million, an increase of $279.8 million from the year ended December 31, 2005. Approximately $195.5 million of the increase resulted from communications sites acquired from SpectraSite. The balance of the increase resulted from the additional rental and management revenue, net of related expenses, described above.

Rental and management segment operating profit for the year ended December 31, 2006 was $914.9 million, an increase of $277.1 million from the year ended December 31, 2005. The increase was comprised of the $279.8 million increase in rental and management segment gross margin described above, net of a $2.7 million increase in selling, general, administrative and development expenses related to the rental and management segment.

Network Development Services Expense

Network development services expense for the year ended December 31, 2006 was $11.3 million, an increase of $2.9 million from the year ended December 31, 2005. The majority of the increase correlates directly to the increase in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the year ended December 31, 2006 was $528.1 million, an increase of $116.8 million from the year ended December 31, 2005. Approximately $116.2 million of the increase was attributable to depreciation, amortization and accretion expense related to long-lived assets acquired in connection with the SpectraSite merger.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the year ended December 31, 2006 was $159.3 million, an increase of $51.3 million from the year ended December 31, 2005. The increase was primarily attributable to an increase of $32.9 million in stock-based compensation expense and $16.2 million in costs associated with the review of our stock option granting practices and related legal and governmental proceedings, and other related costs. See “—Stock Option Review and Related Matters” below. The remaining net increase was primarily the result of the inclusion of SpectraSite expenses for the full year ended December 31, 2006, as compared to the five months post-merger for the year ended December 31, 2005.

Impairments, Net Loss on Sale of Long-lived Assets, Restructuring and Merger Related Expense

Impairments, net loss on sale of long-lived assets, restructuring and merger related expense for the year ended December 31, 2006 was $2.6 million, a decrease of $31.7 million from the year ended December 31, 2005. The decrease was primarily due to a $16.1 million decrease in impairments and net loss on sale of long-lived assets, an $11.3 million decrease in stock-based compensation expense and related payroll taxes associated with restructuring and merger activities and a $3.1 million decrease in severance, retention and other employee expenses associated with the 2005 SpectraSite merger. The net decrease of $16.1 million in impairments and net loss on sale of long-lived assets was primarily comprised of a $9.2 million reduction in impairments related to towers with no current tenant leases and gains from asset sales totaling $5.1 million. The gains from asset sales included the sale of 27 towers in one transaction and sales of other non-core assets.

Interest Expense

Interest expense for the year ended December 31, 2006 was $215.6 million, a decrease of $6.8 million from the year ended December 31, 2005. The decrease resulted primarily from a reduction in interest expense of approximately $49.8 million as a result of redemptions and repurchases of outstanding debt securities, offset by additional interest incurred related to the SpectraSite credit facility and higher borrowing levels on the American Tower credit facility totaling approximately $45.3 million.

Loss on Retirement of Long-Term Obligations

During the year ended December 31, 2006, approximately $45.0 million principal amount of 3.25% Notes were converted into shares of our Class A common stock, and we repurchased approximately $74.9 million principal amount of ATI 7.25% Notes and $23.5 million principal amount of 5.0% Notes. In connection with these transactions, we paid the noteholders an aggregate of $104.0 million in cash, including accrued interest. In addition, on February 1, 2006, we redeemed $227.7 million aggregate principal amount ($162.1 million accreted value, net of $7.0 million fair value discount allocated to warrants) of ATI 12.25% Notes in accordance with the indenture at 106.125% of their accreted value for an aggregate of $179.5 million. As a result of these transactions, we recorded a charge of $27.2 million related to amounts paid in excess of the carrying value and the write-off of related deferred financing fees.

During the year ended December 31, 2005, we redeemed $274.9 million principal amount of our 9 3/8% senior notes due 2009 (9 3/8% Notes), repurchased $177.8 million accreted value of our ATI 12.25% Notes and converted $57.1 million principal amount of our 3.25% Notes. In addition, we refinanced the American Tower and SpectraSite credit facilities. As a result of these transactions, we recorded a $67.1 million charge primarily related to the write-off of deferred financing fees and amounts paid in excess of the carrying value. For more information regarding our financing activities, see “—Liquidity and Capital Resources—Refinancing Activities and Repurchases of Debt” below.

Other Income

Other income for the year ended December 31, 2006 was $6.6 million, an increase of $6.4 million from the year ended December 31, 2005. The increase was primarily attributable to a $5.4 million gain realized during the quarter ended December 31, 2006 from the sale of 1.6 million shares of FiberTower Corporation, an investment we had previously accounted for under the cost method. We plan to sell all or a portion of our remaining holdings of 3.9 million shares of FiberTower during 2007. Accordingly, as of December 31, 2006 we have recorded these shares as available-for-sale securities within the current assets of our consolidated balance sheet, with an unrealized gain of $10.4 million, net of tax, recorded within other comprehensive income.

Income Tax Provision

The income tax provision for the year ended December 31, 2006 was $41.8 million, as compared to $5.7 million for the year ended December 31, 2005, representing an increase of $36.1 million from the prior year period. The effective tax rate was 58.9% for the year ended December 31, 2006, as compared to 4.2% for the year ended December 31, 2005. The provision for the year ended December 31, 2005 reflects a $29.5 million charge as a result of a reduction in management’s estimate of the net realizable value of our federal income tax refund claims based upon the current status of the claims, as described below.

The effective tax rate on loss from continuing operations for the year ended December 31, 2006 differs from the federal statutory rate due primarily to foreign items, IRS audit adjustments and state taxes. The effective tax rate on loss from continuing operations for the year ended December 31, 2005 differs from the federal statutory rate due primarily to adjustments to our refund claims as more fully described below, foreign items, IRS audit adjustments and state taxes.

We intend to recover a portion of our deferred tax asset through our federal income tax refund claims related to the carry back of certain federal net operating losses. In June 2003 and October 2003, we filed federal income tax refund claims with the IRS relating to the carry back of $380.0 million of net operating losses generated prior to 2003, of which we initially anticipated receiving approximately $90.0 million. Based on preliminary discussions with tax authorities, we revised our estimate of the net realizable value of our federal income tax refund claims during the year ended December 31, 2005, and anticipate receiving a refund of approximately $65.0 million, plus interest. We expect settlement of this matter in the first half of 2007, however, there can be no assurances with respect to the timing of any refund. Because of the uncertainty associated with the claim, we have not recognized any amounts related to interest.

Loss from Discontinued Operations, Net

Loss from discontinued operations, net for the year ended December 31, 2006 was $0.8 million, as compared to $1.9 million for the year ended December 31, 2005. The loss from discontinued operations for each of the years ended December 31, 2006 and 2005 primarily represents the legal costs incurred in connection with our involvement in the Verestar bankruptcy proceedings. We also expect to incur additional costs in connection with these proceedings.

Years Ended December 31, 2005 and 2004

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2005	2004
	(In thousands)
REVENUES:
Rental and management	$929,762	$684,422	$245,340	36%
Network development services	15,024	22,238	(7,214)	(32)

Total revenues	944,786	706,660	238,126	34

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	247,781	195,242	52,539	27
Network development services	8,346	16,220	(7,874)	(49)
Depreciation, amortization and accretion	411,254	329,449	81,805	25
Selling, general, administrative and development expense (including $6,597 and $9,874 of stock-based compensation expense, respectively)	108,059	83,094	24,965	30
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense (including $9,333 and $876 of stock-based compensation expense, respectively)	34,232	23,876	10,356	43

Total operating expenses	809,672	647,881	161,791	25

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense $1,492 and $1,497	14,232	14,316	(84)	(1)
Interest income	4,402	4,844	(442)	(9)
Interest expense	(222,419)	(262,237)	(39,818)	(15)
Loss on retirement of long-term obligations	(67,110)	(138,016)	(70,906)	(51)
Other income (expense)	227	(2,798)	(3,025)	(108)
Income tax (provision) benefit	(5,714)	83,338	(89,052)	(107)
Minority interest in net earnings of subsidiaries	(575)	(2,366)	(1,791)	(76)
Loss on equity method investments	(2,078)	(2,915)	(837)	(29)
Loss from discontinued operations, net	(1,913)	(8,409)	(6,496)	(77)
Cumulative effect of change in accounting principle, net	(35,525)		35,525	N/A

Net loss	$(181,359)	$(255,464)	$(74,105)	(29)%

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

Interest Expense

Interest expense for the year ended December 31, 2005 was $222.4 million, a decrease of $39.8 million from the year ended December 31, 2004. The decrease resulted primarily as a result of the redemption of all of our outstanding 9 3/8% Notes, repurchases of our ATI 12.25% Notes, conversions of our 3.25% Notes and the refinancing of the American Tower credit facility at lower interest rates. This decrease was partially offset by a full year of interest payable on our 7.50% Notes, 3.00% convertible notes due August 15, 2012 (3.00% Notes) and 7.125% Notes issued in February, August and September of 2004, respectively, and approximately $15.2 million of interest expense incurred on the debt assumed in the SpectraSite merger.

Loss on Retirement of Long-Term Obligations

During the year ended December 31, 2005, we redeemed $274.9 million principal amount of our 9 3/8% Notes, repurchased $177.8 million accreted value of our ATI 12.25% Notes and converted $57.1 million principal amount of our 3.25% Notes. In addition, we refinanced the American Tower and SpectraSite credit facilities. As a result of these transactions, we recorded a $67.1 million charge primarily related to the write-off of deferred financing fees and amounts paid in excess of the carrying value. For more information regarding our financing activities, see “—Liquidity and Capital Resources—Refinancing Activities and Repurchases of Debt” below.

During the year ended December 31, 2004, we redeemed all of our outstanding 6.25% convertible notes, redeemed and repurchased portions of our outstanding 9 3/8% Notes, ATI 12.25% Notes and 5.0% Notes, and refinanced of our credit facility. As a result of these transactions, we recorded a $138.0 million charge related to the write-off of deferred financing fees and amounts paid in excess of the carrying value.

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

The effective tax rate on loss from continuing operations for the year ended December 31, 2005 differs from the federal statutory rate due primarily to adjustments to our refund claims and foreign items. The effective tax rate on loss from continuing operations for the year ended December 31, 2004 differs from the federal statutory rate due primarily to valuation allowances related to capital losses and foreign items.

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

Stock Option Review and Related Matters

During the year ended December 31, 2006, we conducted a review of our stock option granting practices and related accounting. In May 2006, we reported that our Board of Directors had established a special committee of independent directors to conduct a review of our stock option granting practices and related accounting with the assistance of independent legal counsel and forensic auditors. In November 2006, the special committee reported to the Board of Directors regarding its findings, including that, for certain stock option grants, the legal grant dates when all necessary corporate action had been taken differed from the dates previously recorded for financial accounting and tax purposes. As a result of the special committee’s findings, we restated our historical financial statements to, among other things, record charges for stock-based compensation expense related to certain option grants and to account for the tax-related consequences. In November 2006, we filed an Amendment No. 1 to our annual report on Form 10-K/A for the year ended December 31, 2005, an

Amendment No. 1 to our quarterly report on Form 10-Q/A for the quarter ended March 31, 2006, and quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 to reflect the impact of the restatement on our historical financial statements. In addition, in February 2007, in response to additional SEC guidance, we filed an Amendment No. 2 to our annual report on Form 10-K/A for the year ended December 31, 2005.

In connection with its review of our stock option granting practices, the special committee recommended a remediation plan to the Board of Directors to address the issues raised by its findings. In December 2006, we reported that the Board of Directors approved the remediation plan, which included, among other things, the elimination of any excess benefit received by our current officers and members of the Board of Directors from options having been granted to them with exercise prices below the fair market value of our Class A common stock on the legal grant date, as determined by the special committee. For outstanding options, this was accomplished by amending each option to increase the exercise price to the fair market value on the legal grant date, without any compensation to the optionholder. In December 2006, eight of our senior officers and Directors amended the exercise prices of options to purchase an aggregate of 985,511 shares, thereby eliminating an aggregate excess benefit of approximately $6.5 million. For options that had been exercised, this was accomplished by compensating the Company for the amount of the excess benefit received upon exercise, after reduction for any taxes paid by the individual. In January 2007, five of the Company’s senior officers surrendered vested in-the-money options to purchase an aggregate of 23,269 shares, thereby surrendering an aggregate excess benefit of approximately $0.6 million (net of approximately $0.4 million in taxes paid by such individuals). In addition, we took similar steps to eliminate any excess benefit received by certain former officers from the grant to them of options with exercise prices below fair market value. In December 2006 and January 2007, two former officers amended the exercise prices of options to purchase an aggregate of 423,333 shares, thereby eliminating an aggregate excess benefit of approximately $1.0 million, and surrendered vested in-the-money options to purchase an aggregate of 3,028 shares, thereby surrendering an aggregate excess benefit of approximately $0.1 million (net of taxes paid by such individuals).

As a result of the review of our stock option granting practices, we determined that a number of stock options were granted with exercise prices below the quoted market price of our Class A common stock on the date of grant. Under Section 409A of the Internal Revenue Code (Section 409A), part of recently enacted tax legislation, options that were granted with exercise prices below the quoted market price of the underlying stock on the date of grant and that vest after December 31, 2004 will likely be subject to unfavorable tax consequences that did not apply at the time of grant. In order to compensate our non-executive employees who previously exercised affected options and already incurred taxes and penalties under Section 409A, we made cash payments on behalf of such individuals for these taxes in January 2007 for an aggregate of approximately $0.8 million. In order to remedy the unfavorable personal tax consequences of Section 409A on holders of outstanding options, we conducted a tender offer in December 2006 for the affected options, pursuant to which we offered to amend the affected options to increase the option exercise price to the quoted market price on the revised grant date, and to give the option holders (excluding officers and Directors) a cash payment for the difference in option exercise price between the amended option and the original price. Following completion of the tender offer, in January 2007, we paid an aggregate of approximately $3.9 million in cash to holders of options that were amended in the tender offer.

As discussed above in Item 3 of this annual report under the caption “Legal Proceedings,” we have received a letter of informal inquiry from the SEC, a subpoena from the office of the United States Attorney for the Eastern District of New York and an information document request from the IRS, each requesting documents and information related to our stock option granting practices. In addition, we and certain of our current and former officers and directors are defendants in lawsuits related to our stock option granting practices. In connection with the review of our stock option granting practices, the restatement of our historical financial statements and the related legal and governmental proceedings, we have incurred significant legal, accounting and auditing expenses, and we expect that significant legal expenditures will continue to be incurred in the future.

Liquidity and Capital Resources

Overview

During the years ended December 31, 2006 and 2005, we improved our financial position by refinancing and repurchasing a portion of our outstanding indebtedness, which increased our flexibility and our ability to return value to our stockholders. Our significant 2006 transactions included the following:

•

The redemption, conversion or repurchase of approximately $371.1 million face amount of our outstanding debt securities using cash on hand and borrowings under our credit facilities and with respect to conversions of convertible notes, shares of our Class A common stock.

•

The repurchase of approximately 10.1 million shares of Class A common stock for an aggregate of $321.8 million under our stock repurchase program. As of December 31, 2006, we had repurchased approximately 12.9 million shares of Class A common stock for an aggregate of $398.4 million under this program.

As of December 31, 2006, we had total outstanding indebtedness of approximately $3.5 billion. Prior to 2002, we incurred indebtedness to fund the acquisition of tower sites and construction of new tower sites, and to fund acquisitions of businesses related to our services and satellite segments. Beginning in 2002, we significantly reduced our acquisitions and new tower construction activities, and began to focus on reducing our overall indebtedness. Since then, we have sold businesses and assets that did not provide incremental value to our site leasing business, and we have taken steps to refinance our indebtedness, extend maturity dates, lower our cost of debt and improve our financial flexibility. In addition, since 2004, we have used cash flow from operations to redeem and repurchase outstanding debt.

In 2006, we generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations. We believe our cash generated by operations for the year ending December 31, 2007 also will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for 2007. For information about our outstanding indebtedness, see “—Contractual Obligations” below.

Our debt service obligations as of December 31, 2006 are set forth under “—Uses of Cash—Contractual Obligations” below, which reflects an aggregate of $446.2 million of cash payments to be made in 2007. This amount includes $252.2 million related to the repurchase obligations for our 5.0% Notes, due to the noteholders’ rights to require us to purchase their notes on February 20, 2007. In February 2007, we conducted a tender offer for our outstanding 5.0% Notes, pursuant to which we repurchased an aggregate of $192.5 principal amount of notes for an aggregate of $192.6 million. Upon completion of this tender offer, $59.7 million principal amount of our 5.0% Notes remained outstanding. Accordingly, giving effect to the completion of the tender offer, our remaining debt service obligations for 2007 aggregate $194.0 million.

In 2007, we expect to fund capital expenditures of between $130.0 and $150.0 million, principally related to new tower construction, improvements to existing towers and installation of new in-building systems. In addition, we expect to continue to fund our current $750 million stock repurchase program, which is expected to be completed by the end of February 2007, as well as our new stock repurchase program, pursuant to which we intend to purchase up to an additional $1.5 billion of our Class A common stock through February 2008. We also may fund additional purchases of our Class A common stock, either pursuant to, or supplemental to, our stock repurchase program. We expect to meet these cash needs through a combination of cash on hand, cash generated by operations, borrowings under our credit facilities and future financing transactions.

During 2007, we expect that we will raise additional capital to fund stock repurchases, repurchase existing debt and for other general corporate purposes. As set forth below under “—Sources of Cash—Credit Facilities,” in February 2007, we secured an additional $550.0 million of revolving loan commitments under our credit facilities. During the first half of 2007, we also anticipate raising additional capital through a securitization of the majority of the towers in our SpectraSite portfolio.

Uses of Cash

Stock Repurchase Program. In November 2005, we announced that our Board of Directors had approved a stock repurchase program for the repurchase of up to $750.0 million of our Class A common stock through December 2006. On May 23, 2006, we announced that we were temporarily suspending repurchases under the stock repurchase program in light of the uncertainty surrounding the pending review of our stock option granting practices and the related governmental proceedings. On December 20, 2006, we announced that we were resuming repurchases of our Class A common stock. During the year ended December 31, 2006, we repurchased 10.1 million shares of our Class A common stock for an aggregate of $321.8 million. As of December 31, 2006, we had repurchased an aggregate of 12.9 million shares of our Class A common stock for an aggregate of $398.4 million pursuant to our stock repurchase program. Between January 1, 2007 and February 20, 2007, we repurchased an additional 7.2 million shares of our Class A common stock for an aggregate of $287.1 million pursuant to our stock repurchase program.

In February 2007, our Board of Directors approved a new stock repurchase program pursuant to which we intend to repurchase up to $1.5 billion of our Class A common stock through February 2008. We expect to utilize cash on hand, cash from operations, borrowings under our credit facilities, and borrowings from potential future financings to fund the repurchase program. Under the program, our management is authorized to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we plan to make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

Tower Maintenance and Improvements, Tower Construction and In-Building System Installation, and Tower and Land Acquisition. During the year ended December 31, 2006, payments for purchases of property and equipment and construction activities totaled $127.1 million, including $60.5 million of capital expenditures related to the maintenance, improvement and augmentation of our existing communication sites, $44.9 million spent in connection with the construction of 213 towers and the installation of 22 in-building systems, $12.3 million spent to acquire land under our towers that was subject to ground leases, and $9.4 million spent on non-site specific capital expenditures. In addition, during the year ended December 31, 2006, we spent $14.3 million to acquire 84 towers and 6 in-building systems. We plan to continue to allocate our available capital among investment alternatives that meet our return criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our investment criteria. We anticipate that in 2007 we will build approximately 200 new towers and install approximately 25 new in-building systems. We expect that our 2007 capital expenditures will be between approximately $130.0 million and $150.0 million, including approximately $30.0 million for land purchases.

Refinancing and Repurchases of Debt. In order to extend the maturity dates of our indebtedness, lower our cost of debt and improve our financial flexibility, we use our available liquidity to refinance and repurchase our outstanding indebtedness. During the year ended December 31, 2006, we redeemed, converted or repurchased approximately $371.1 million face amount of our outstanding debt securities using cash on hand and borrowings under our credit facilities and with respect to conversions of convertible notes, shares of our Class A common stock. These refinancing and repurchase activities included the redemption of $227.7 million face amount ($162.1 million accreted value, net of $7.0 million fair value allocated to warrants) of the ATI 12.25% Notes, the conversion of $45.0 million principal amount of our 3.25% Notes, the repurchase of $23.5 million principal amount of our 5.0% Notes and the repurchase of $74.9 million principal amount of the ATI 7.25% Notes. In February 2007, we conducted a cash tender offer for our outstanding 5.0% Notes, pursuant to which we repurchased an aggregate of $192.5 million principal amount of notes for an aggregate of $192.6 million. For more information about our financing activities, see “—Refinancing Activities and Repurchases of Debt” below.

ATC South America. During the year ended December 31, 2006, we used cash from operations to fund the repurchase of the remaining 9.3% minority interest in ATC South America not owned by us. In April 2006, we paid a total of $22.9 million in connection with the repurchase of these interests from stockholders of ATC South America, including J. Michael Gearon, Jr. and William H. Hess, executive officers of the Company. Giving effect to these repurchases, we now own 100% of ATC South America (see note 11 to our consolidated financial statements included in this annual report).

Expenses Related to Stock Option Review and Related Matters. In connection with the review of our stock option granting practices, the restatement of our historical financial statements and the related legal and governmental proceedings, we have incurred significant legal, accounting and auditing expenses, and we expect that significant legal expenditures will continue to be incurred in the future. For more information regarding the review of our stock option granting practices and the related proceedings, please see “—Stock Option Review and Related Matters” above and note 9 to our consolidated financial statements included in this annual report. During the year ended December 31, 2006, we incurred approximately $16.2 million in costs associated with the review of our stock option granting practices, the related legal and governmental proceedings, and other related costs. In addition, depending on the outcomes of these proceedings, we could be subject to regulatory fines, penalties or other liability.

We also incurred costs associated with the tender offer for stock options that were determined to have been granted with exercise prices below the quoted market price of our Class A common stock on the date of grant. As discussed above in “—Stock Option Review and Related Matters”, we conducted a tender offer in December 2006 and in January 2007, we paid an aggregate of approximately $3.9 million in cash to holders of options that were amended in the tender offer.

Contractual Obligations. Our contractual obligations relate primarily to borrowings under the credit facilities and our outstanding notes. The following table sets forth information relating to our contractual obligations payable in cash as of December 31, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
American Tower credit facility(1)
Revolving credit facility
Term Loan A				$750,000			$750,000
Delayed Draw Term Loan				250,000			250,000
SpectraSite credit facility(1)
Revolving credit facility
Term Loan A				700,000			700,000
Delayed Draw Term Loan				25,000			25,000
7.25% senior subordinated notes					$325,075		325,075
7.50% senior notes						$225,000	225,000
7.125% senior notes						500,000	500,000
5.0% convertible notes(2)	$252,188						252,188
3.25% convertible notes				107,869			107,869
3.00% convertible notes						344,999	344,999
2.25% convertible notes	40						40

Long-term obligations, excluding capital leases and other notes payable	$252,228			$1,832,869	$325,075	$1,069,999	$3,480,171

Cash interest expense(1)	189,000	187,000	187,000	172,000	85,000	41,000	861,000
Capital lease payments (including interest) and other notes payable	4,965	4,507	3,880	3,788	16,802	195,880	229,822

Total debt service obligations	$446,193	$191,507	$190,880	$2,008,657	$426,877	$1,306,879	$4,570,993

Operating lease payments(3)	208,257	202,212	199,286	192,487	184,406	2,529,484	3,516,132
Other long-term liabilities(4)	155	1,852	167	176	253	178,254	180,857

Total	$654,605	$395,571	$390,333	$2,201,320	$611,536	$4,014,617	$8,267,982

(1)	For more information regarding the American Tower and SpectraSite credit facilities, see “—Sources of Cash” below. Interest rates for the revolving loan and the term loan components of each of the credit facilities are determined at the option of the borrowers under the facility and range between 0.50% and 1.25% above the applicable London Interbank Offering Rate (LIBOR) for LIBOR based borrowings or between 0.0% and 0.25% above the defined base rate for base rate borrowings, in each case based on the applicable borrowers’ debt ratings. A quarterly commitment fee on the undrawn portion of each credit facility is required, ranging from 0.10% to 0.375% per annum, based on the applicable borrowers’ debt ratings. As discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” we have entered into swap agreements to manage exposure to variable rate interest obligations under the credit facilities. As a result of these swap agreements, the effective weighted average interest rate in effect at December 31, 2006 for the credit facilities was 5.30%. For projections of our cash interest expense related to the credit facilities, we have assumed the LIBOR rate before the margin, as defined in our credit facilities agreements, is 5.37% through their maturity on October 27, 2010.

(2)	The holders of our 5.0% convertible notes have the right to require us to repurchase their notes on specified dates prior to their maturity date in 2010, but we may pay the purchase price by issuing shares of our Class A common stock, subject to certain conditions. The obligation with respect to the right of the holders to put the 5.0% convertible notes on February 20, 2007, has been classified as a cash obligation for 2007. In February 2007, we conducted a cash tender offer for our outstanding 5.0% Notes, pursuant to which we repurchased $192.5 million principal amount of notes for an aggregate of $192.6 million.

(3)	Operating lease payments include payments to be made under non-cancelable initial terms, as well as payments for certain renewal periods at our option because failure to renew could result in a loss of the applicable tower site and related revenues from tenant leases, thereby making it reasonably assured that we will renew the lease.

(4)	Primarily represents our asset retirement obligations and excludes certain other long-term liabilities included in our consolidated balance sheet, primarily our straight-line rent liability for which cash payments are included in operating lease payments and unearned revenue that is not payable in cash.

The above table does not include certain commitments relating to the construction of tower sites under existing build to suit agreements as of December 31, 2006, as we cannot currently estimate the timing and amounts of such payments. (See note 9 to our consolidated financial statements included herein.)

Off-Balance Sheet Arrangements. We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Sources of Cash

American Tower Corporation is a holding company, and our cash flows are derived primarily from distributions from our operating subsidiaries. Our principal United States operating subsidiaries are ATI and SpectraSite. Our principal international operating subsidiary is American Tower International, Inc. Under the American Tower credit facility and the indentures for our senior notes and the ATI notes, ATI and American Tower International are subject to restrictions on the amount of cash that they can distribute to us. SpectraSite is subject to restrictions on the amount of cash that it can distribute to us under the SpectraSite credit facility, but as a result of its designation as an unrestricted subsidiary, it is not subject to such restrictions under the indentures for our senior notes and the ATI notes.

Total Liquidity at December 31, 2006. As of December 31, 2006, we had approximately $808.9 million of total liquidity, comprised of approximately $281.3 million in cash and cash equivalents and the ability to borrow approximately $282.2 million under the American Tower credit facility and approximately $245.4 million under the SpectraSite credit facility. In February 2007, we entered into two incremental revolving loan commitments under our credit facilities, consisting of a $300.0 million revolving loan under the American Tower credit facility and a $250.0 million revolving loan under the SpectraSite credit facility, both of which remained undrawn at closing. In addition, in February 2007, we drew down $250.0 million of the existing revolving loans under the American Tower credit facility to fund the cash tender offer for our 5.0% Notes. As of February 22, 2007, our available liquidity under the American Tower credit facility was approximately $331.9 million and our available liquidity under the SpectraSite credit facility was approximately $495.4 million.

Cash Generated by Operations. For the years ended December 31, 2006, 2005 and 2004, our cash provided by operating activities was $620.7 million, $397.2 million and $216.7 million, respectively. Our rental and management and network development services segments are expected to generate cash flows from operations during 2007 in excess of their cash needs for operations and expenditures for tower construction, improvements and acquisitions. (See “—Results of Operations” above.) We expect to use the excess cash generated by operations principally to service our debt and to fund capital expenditures and repurchases of our Class A common stock.

Credit Facilities. In October 2005, we refinanced the two existing credit facilities of our principal operating subsidiaries. We replaced the existing American Tower $1.1 billion senior secured credit facility with a new $1.3 billion senior secured credit facility and replaced the existing SpectraSite $900.0 million senior secured credit facility with a new $1.15 billion senior secured credit facility. For more information regarding our credit facilities, please see note 7 to our consolidated financial statements included in this annual report.

During the year ended December 31, 2006, we drew down $207.0 million of the Delayed Draw Term Loan component of the American Tower credit facility to finance debt redemptions and repurchases. As of December 31, 2006, the American Tower credit facility consists of a $300.0 million revolving credit facility (against which approximately $17.8 million of undrawn letters of credit are outstanding at December 31, 2006), maturing on October 27, 2010; a $750.0 million Term Loan A, which is fully drawn, maturing on October 27, 2010; and a $250.0 million Delayed Draw Term Loan, which is fully drawn, maturing on October 27, 2010.

During the year ended December 31, 2006, we drew down $25.0 million of the Delayed Draw Term Loan component of the SpectraSite credit facility to finance debt redemptions and repurchases. In addition, on October 27, 2006, the remaining $175.0 million undrawn portion of the Delayed Draw Term Loan component of the SpectraSite credit facility was canceled pursuant to its terms. As of December 31, 2006, the SpectraSite credit facility consists of a $250.0 million revolving credit facility (against which approximately $4.6 million of undrawn letters of credit were outstanding at December 31, 2006), maturing on October 27, 2010; a $700.0 million Term Loan A, which is fully drawn, maturing on October 27, 2010; and a $25.0 million Delayed Draw Term Loan, which is fully drawn.

In February 2007, we entered into two incremental revolving loan commitments under our credit facilities, consisting of a $300.0 million revolving loan under the American Tower credit facility and a $250.0 million revolving loan under the SpectraSite credit facility. These revolving loans have terms that are consistent with those of the American Tower credit facility and the SpectraSite credit facility, and they mature on October 27, 2010. All amounts will be due and payable in full at maturity. The credit facilities and the new revolving loans do not require amortization of payments and may be paid prior to maturity in whole or in part at the borrowers’ option without penalty or premium.

The borrowers under the American Tower credit facility include American Tower L.P., ATI, American Tower International and American Tower LLC. We and the borrowers’ restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrowers and the restricted subsidiaries. Following the closing of the new incremental revolving loan commitments, the American Tower credit facility consists of a $300.0 million revolving credit facility, a $300.0 million incremental revolving credit facility, a $750.0 million Term Loan A and a $250.0 million Delayed Draw Term Loan.

The borrower under the SpectraSite credit facility is SpectraSite Communications. SpectraSite Communications, its parent company (SpectraSite LLC), and its restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrower and the restricted subsidiaries. Following the closing of the new incremental revolving loan commitments, the SpectraSite credit facility consists of a $250.0 million revolving credit facility, a $250.0 incremental revolving credit facility, a $700.0 million Term Loan A and a $25.0 million Delayed Draw Term Loan.

Proceeds from the Sale of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our stock option and stock purchase plans and upon exercise of warrants to purchase our equity securities. For the year ended December 31, 2006, we received approximately $0.3 million in proceeds from exercises of warrants to purchase shares of our Class A common stock and an aggregate of approximately $40.6 million in proceeds from exercises of options to purchase shares of our Class A common stock pursuant to our stock option plans and sales of shares pursuant to our employee stock purchase plan.

Proceeds from the Sale of Assets. During the year ended December 31, 2006, we received $35.4 million in aggregate net proceeds related to sales of non-core assets, including $30.5 million from sales of tower assets and buildings and $4.9 million from sales of investments.

Refinancing Activities and Repurchases of Debt

3.25% Convertible Notes Conversions. During the year ended December 31, 2006, we issued an aggregate of 3,684,794 shares of Class A common stock upon conversion of approximately $45.0 million principal amount of 3.25% Notes. Pursuant to the terms of the indenture, the holders of the 3.25% Notes are entitled to receive 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversion, we paid such holders an aggregate of approximately $3.3 million, calculated based on the accrued and unpaid interest on the notes as of the date of conversion and the discounted value of the future interest payments on the notes. As of December 31, 2006, $107.9 million principal amount of 3.25% Notes remained outstanding. In February 2007, holders of an additional $44.4 million principal amount of 3.25% Notes converted their notes. In connection with these conversions, we issued an aggregate of 3,635,220 shares of Class A common stock and we paid such holders an aggregate of approximately $2.0 million.

5.0% Convertible Notes Repurchases. During the year ended December 31, 2006, we repurchased in privately negotiated transactions $23.5 million of 5.0% Notes for $23.4 million in cash. As of December 31, 2006, $252.2 million principal amount of 5.0% Notes remained outstanding. In February 2007, we conducted a cash tender offer for our outstanding 5.0% Notes. Pursuant to the tender offer we repurchased an aggregate of $192.5 million principal amount of notes for an aggregate of $192.6 million. Upon completion of this tender offer, $59.7 million principal amount of our 5.0% Notes remained outstanding.

ATI 7.25% Notes Repurchases. During the year ended December 31, 2006, we repurchased in privately negotiated transactions $74.9 million principal amount of ATI 7.25% Notes for $77.3 million in cash. As of December 31, 2006, $325.1 million principal amount of ATI 7.25% Notes remained outstanding.

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

Interest Rate Swap Agreements. During the year ended December 31, 2006, we entered into four interest rate swap agreements to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the likely issuance of new fixed rate debt, which we expect to be issued on or before July 31, 2007. The swaps have an aggregate notional amount of $900.0 million and fixed rates ranging from 4.73% to 5.10%, and will be terminated upon issuance of new fixed rate debt. We have designated these forward starting interest rate swap agreements as cash flow hedges. We are exposed to market risk for decreases in interest rates until termination of the swap and if we fail to issue such new fixed rate debt on or before such date. As of December 31, 2006, we expect to receive the fair value of these swap agreements of approximately $3.8 million. As of December 31, 2006, we would be required to pay approximately $19.1 million in cash upon settlement of the swaps if a decline of 10%, or approximately 50 basis points, in interest rates were to occur from the fixed rate of the swaps between the issuance date and the settlement date of the swaps. In February 2007, we also entered into two similar forward starting interest rate swap agreements with an aggregate notional amount of $200.0 million and a weighted average fixed rate of 5.06%.

Factors Affecting Sources of Liquidity

Internally Generated Funds. Because the majority of our tenant leases are multi-year contracts, a significant majority of the revenues generated by our rental and management segment as of the end of 2006 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it to operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities is dependent upon the demand for antenna space on wireless and broadcast communications towers and for related services and our ability to increase the utilization of our existing towers.

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

As of December 31, 2006, we were in compliance with both of the foregoing financial tests.

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

As of December 31, 2006, our annual consolidated cash debt service obligations (principal and interest) for each of the next five years and thereafter are approximately: $446.2 million, $191.5 million, $190.9 million, $2.0 billion, $426.9 million and $1.3 billion, respectively. In addition, as a holding company, we depend on distributions or dividends from our subsidiaries, or funds raised through debt and equity offerings, to fund our debt obligations. Although the agreements governing the terms of our credit facilities and the indenture for the ATI 7.25% Notes permit our subsidiaries to make distributions to us to permit us to meet our debt service obligations, such terms also significantly limit their ability to distribute cash to us under certain circumstances. Accordingly, if we do not receive sufficient funds from our subsidiaries to meet our debt service obligations, we may be required to refinance or renegotiate the terms of our debt, and there is no assurance we will succeed in such efforts.

Our ability to make scheduled payments of principal and interest on our debt obligations, and our ability to refinance such debt obligations, will depend on our future financial performance, which is subject to many factors beyond our control, as outlined above in Item 1A of this annual report under the caption “Risk Factors.” In addition, our ability to refinance any of our debt in the future may depend on our credit ratings from commercial rating agencies, which are dependent on our expected financial performance, the liquidity factors discussed above, and the rating agencies’ outlook for our industry. There can be no assurance that we will be able to complete such refinancings or, if such refinancings are completed, that the terms will be commercially reasonable.

Capital Markets. Our ability to raise additional funds in the capital markets depends on, among other things, general economic conditions, conditions of the wireless industry, our financial performance and the state of the capital markets. In April 2004, the SEC declared effective our “universal” shelf registration statement for possible future offerings of an aggregate of up to $1.0 billion of debt and/or equity securities. As of December 31, 2006, we had not conducted any offerings pursuant to this registration statement.

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

•

Income Taxes. SFAS No. 109 “Accounting For Income Taxes,” requires that companies record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” We record a valuation allowance to reduce our net deferred tax asset to the amount that management believes is more likely than not to be realized. At December 31, 2006, we have provided a valuation allowance of approximately $308.2 million, including approximately $153.6 million attributable to SpectraSite, primarily related to certain net operating loss and capital loss carryforwards assumed as of the acquisition date. The balance of the valuation allowance primarily relates to net state deferred tax assets. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our federal net operating loss carryforwards, as we believe that we will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based on changes in facts and circumstances relevant to the assets recoverability. Approximately $148.3 million of the SpectraSite valuation allowances as of December 31, 2006 will be recorded as a reduction to goodwill if the underlying deferred tax assets are utilized.

We intend to recover a portion of our deferred tax asset through our federal income tax refund claims related to the carry back of certain federal net operating losses. In June 2003 and October 2003, we filed federal income tax refund claims with the IRS relating to the carry back of $380.0 million of net operating losses generated prior to 2003, of which we initially anticipated receiving approximately $90.0 million. Based on preliminary discussions with tax authorities, we revised our estimate of the net realizable value of our federal income tax refund claims during the year ended December 31, 2005, and anticipate receiving a refund of approximately $65.0 million, plus interest. We expect settlement of this matter in the first half of 2007, however, there can be no assurances with respect to the timing of any refund. Because of the uncertainty associated with the claim, we have not recognized any amounts related to interest.

The recoverability of our remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on our current operations. The projections show a significant decrease in depreciation in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets will be dependent upon our ability to generate approximately $1.4 billion in taxable income from January 1, 2007 to December 31, 2026. If we are unable to generate sufficient taxable income in the future or carry back losses as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense.

From time to time, we are subject to examination by various tax authorities in jurisdictions in which we have significant business operations, and we regularly assess the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. During the year ended December 31, 2005, we recorded a $29.5 million income tax provision to reflect a reduction in management’s estimate of the net realizable value of our pending federal tax refund claims as described above. We believe that adequate provisions have been made for income taxes for all periods through December 31, 2006.

Depending on the resolution of the Verestar bankruptcy proceedings described in notes 9 and 16 to our consolidated financial statements included in this annual report, we may be entitled to a worthless stock or bad debt deduction for our investment in Verestar. Prior to commencement of the bankruptcy proceedings, we had advanced over $522.0 million to fund Verestar’s operations. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

•

Purchase Price Allocation. We account for our acquisitions under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (SFAS No. 141), which provides that purchase prices be allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. In the case of tower assets acquired through the purchase of a business, such as our merger with SpectraSite, Inc., we allocate the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, and the excess of the purchase price paid over the estimated fair value of net assets acquired is recorded as residual goodwill. We completed our merger with SpectraSite, Inc. in August 2005 for a total preliminary purchase price of approximately $3.1 billion, including the fair value of shares of Class A common stock issued, the fair value of options and warrants assumed and estimated transaction costs. As of December 31, 2005 we were in the process of finalizing a third-party valuation of SpectraSite’s property and equipment, intangible assets and certain other assets and liabilities. Given the size of the SpectraSite transaction, the values of certain assets and liabilities were based on preliminary valuations that were subject to adjustment as additional information on management’s estimates and assumptions were obtained and the third-party valuation was finalized.

We completed our third-party valuation and an analysis of the acquired tenant and ground leases in June 2006, which formed the basis for determining the cash flows used to value the customer intangible assets acquired and the estimated useful lives of the acquired assets. The final allocation of the purchase price resulted in changes to the fair values of certain assets and liabilities disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2005, as follows: a decrease of $80.0 million in total intangible assets, a decrease of $9.2 million in total tangible assets, a decrease of $33.3 million in the net deferred income tax liability, an increase of $1.4 million in other liabilities, and a corresponding increase of $54.5 million in goodwill. We accounted for the difference between the depreciation and amortization expense recorded in connection with the preliminary and final allocation of the purchase price as a change in accounting estimate under SFAS No. 154, “Accounting Changes and Error Corrections.” The impact of this change in estimate was accounted for prospectively and was not material to our consolidated financial statements for the year ended December 31, 2006, nor will it be material to future periods.

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

As of December 31, 2006 and 2005, we updated our assumptions used in estimating the Company’s aggregate asset retirement obligation which resulted in a net (decrease) increase in the estimated obligation of $(0.7) million and $2.6 million, respectively. As of December 31, 2005, we also adopted the provisions of FIN No. 47 and recognized a $35.5 million charge (net of an $11.7 million tax benefit) as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended December 31, 2005. This adoption also increased our aggregate asset retirement obligation by approximately $114.0 million to $162.4 million as of December 31, 2005 and resulted in an increase to tower assets included in property and equipment, net of $66.9 million. The adoption of FIN No. 47 primarily resulted in the acceleration of our settlement date assumptions, as FIN No. 47 precludes us from considering non contractual lease renewal periods in determining our settlement date assumptions. Fair value estimates of liabilities for asset retirement obligations generally involve discounted future cash flows, and periodic accretion of such liabilities due to the passage of time is recorded as an operating expense. The significant assumptions used in estimating the Company’s aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate our incremental borrowing rate. While we feel the assumptions are appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from these estimates. We will continue to review these assumptions periodically and we may need to adjust them as necessary.

•

Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and employee stock purchases under employee stock purchase plans. SFAS No. 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Under SFAS No. 123R, we are no longer permitted to account for share-based compensation transactions using the intrinsic value method in accordance with APB No. 25 described below. Instead, we are required to account for such transactions using a fair value method and recognize the related expense associated with share-based payments in the statement of operations. We adopted SFAS No. 123R under the modified prospective method, pursuant to which compensation expense for all share-based payments granted or modified after the effective date is recognized based upon the requirements of SFAS No. 123R. Accordingly, prior period amounts have not been restated related to the adoption of SFAS No. 123R. SFAS No. 123R primarily resulted in a change in our method of measuring and recognizing the fair value of option awards and estimating forfeitures for all unvested awards. SFAS No. 123R requires companies to recognize stock-based compensation awards granted to employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the accounting measurement date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Under SFAS No. 123R, the fair value of the stock option is determined using an Black-Scholes option-pricing model that takes into account the stock price at the accounting measurement date, the exercise price, the expected life of the option, the volatility of the underlying stock and its expected dividends, and the risk-free interest rate over the expected life of the option. These assumptions are highly subjective and changes in them could significantly impact the value of the option and hence the pro forma compensation expense. Under SFAS No. 123R, the fair value of the stock option is determined in the same manner as the pro forma compensation cost under SFAS No. 123 described below and adjusted for estimated forfeitures. Under APB No. 25, the Company previously recorded the impact of forfeitures as they occurred.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FAS 123R-3). Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No.123R. During the year ended December 31, 2006, we elected the “Long” method, as defined in the FAS 123R-3. In addition, in accordance with SFAS No. 123R, SFAS No. 109 and EITF Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations”, we have elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us. We measure the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.

Prior to January 1, 2006, we measured compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25. Under the intrinsic value method, compensation expense associated with fixed awards is the excess, if any, of the quoted market price of the stock at the accounting measurement date over the amount an employee must pay to acquire the stock. Under APB No. 25, compensation expense is measured as of the date an award has received approval by relevant authority, the number of shares and exercise price are fixed and allocation to specific individuals has occurred. Generally, this occurs on the date the grant is approved by the compensation committee of our Board of Directors, or, if grant authority has been delegated to management, when the shares are allocated to specific individuals. The stock-based compensation expense for an award is recognized over the vesting period using the ratable method, whereby an equal amount of expense is recognized for each year of vesting. The actual accounting measurement dates determined in the course of our recent review of our stock option granting practices are based on a review of supporting approval documentation and other extrinsic evidence of awards. While our financial statements for the years ended December 31, 2005 and 2004 have used the above measure, SFAS No. 123 also historically required that we present in the footnotes to our consolidated financial statements pro forma financial results as if a fair value method of accounting for an employee stock option or similar equity instrument were applied. Under SFAS No. 123, the fair value of the stock option is determined using the Black-Scholes option-pricing model that takes into account the stock price at the accounting measurement date, the exercise price, the expected life of the option, the volatility of the underlying stock and its expected dividends, and the risk-free interest rate over the expected life of the option. These assumptions are highly subjective and changes in them could significantly impact the value of the option and hence the disclosure of pro forma compensation expense.

During the year ended December 31, 2005, we re-evaluated the assumptions used to estimate the fair value of stock options issued to employees and related disclosure of pro forma expense. As a result, we lowered our expected volatility assumption for options granted after July 1, 2005 to approximately 30% and increased the expected life of option grants to 6.25 years using the simplified method permitted by SEC Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB No. 107). We made this change based on a number of factors, including our execution of our strategic plans to sell non-core businesses, reduce leverage and our merger with SpectraSite. We had previously based our volatility assumptions on historical volatility since inception, which included periods when our capital structure was more highly leveraged than current levels and expected levels for the foreseeable future. Our estimate of future volatility is based on our consideration of all available information, including historical volatility, implied volatility of publicly traded options, our current capital structure and our publicly announced future business plans.

•	Impairment of Assets.

Assets Subject to Depreciation and Amortization and Non-Core Long-Lived Assets Held for Sale: We review long-lived assets, including intangibles, for impairment whenever events, changes in circumstances or our review of our tower portfolio indicate that the carrying amount of an asset may not be recoverable. Our tower portfolio review includes sites for which we have no current tenant leases. We assess recoverability by determining whether the net book value of the related assets will be recovered through projected undiscounted cash flows, or anticipated proceeds from sales of the assets. If we determine that the carrying value of an asset may not be recoverable, we will measure any impairment based on the projected future discounted cash flows to be provided from the asset or available market information relative to the asset’s fair market value as compared to its carrying value. We record any related impairment losses in the period in which we identify such impairment. We also review the carrying value of assets held for sale for impairment based on management’s best estimate of the anticipated net proceeds expected to be received upon final disposition. We record any impairment charges or estimated losses on disposal in the period in which we identify such impairment or loss.

Goodwill—Assets Not Subject to Amortization: We perform our annual goodwill impairment test on December 1 of each year and when events or circumstances indicate that the asset might be impaired. In December 2006, 2005 and 2004, we completed our annual impairment testing related to the goodwill of our rental and management segment and determined that goodwill was not impaired. Fair value estimates are based on our historical and projected operating results and market information, changes to which could affect those fair value estimates. Our December 2005 and 2006 annual impairment testing included approximately $1.6 billion of goodwill acquired in our merger with SpectraSite, Inc.

•

Revenue Recognition. Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned, regardless of whether the payments from the customer are received in equal monthly amounts. Fixed escalation clauses present in non-cancelable lease agreements, excluding those tied to the Consumer Price Index (CPI) or other inflation-based indices, and other incentives present in lease agreements with our customers are recognized on a straight-line basis over the terms of the applicable leases. Straight-line revenues for the years ended December 31, 2006, 2005 and 2004 approximated $58.3 million, $30.3 million and $24.8 million, respectively. Amounts billed up-front for certain services provided in connection with the execution of lease agreements are initially deferred and recognized as revenue over the terms of the applicable leases. Amounts billed or received prior to being earned are deferred and reflected in unearned revenue in the consolidated balance sheets until such time as the earnings process is complete.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for us as of January 1, 2007, and the cumulative effect of applying the provisions of FIN 48 will be recorded as an adjustment to the opening balance of accumulated deficit. We are in the process of evaluating the impact that FIN 48 will have on our consolidated financial statements.

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

In September 2006, the SEC issued SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff has indicated that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for companies with fiscal years ending on or after November 15, 2006. We adopted SAB No. 108 during 2006, and the impact on our consolidated financial position, results of operations or liquidity was not material.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us as of January 1, 2008. We are in the process of evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

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

The indentures governing the Notes contain restrictive covenants with which we and certain subsidiaries under these indentures must comply. These include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions and make certain investments. Any failure to comply with these covenants would constitute a default, which could result in the acceleration of the principal amount and accrued and unpaid interest on all the outstanding Notes. In order for the holders of the Notes to assess our compliance with certain of these covenants, the indentures require us to disclose in the periodic reports we file with the SEC our Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow (each as defined in the indentures). Under the indentures, our ability to make certain types of restricted payments is limited by the amount of Adjusted Consolidated Cash Flow that we generate, which is determined based on our Tower Cash Flow and Non-Tower Cash Flow. In addition, the indentures for the Notes restrict us from incurring additional debt or issuing certain types of preferred stock if on a pro forma basis the issuance of such debt and preferred stock would cause our consolidated debt to be greater than 7.5 times our Adjusted Consolidated Cash Flow. As of December 31, 2006, the ratio of our consolidated debt to Adjusted Consolidated Cash Flow was approximately 4.6. For more information about the restrictions under our notes indentures, see note 7 to our consolidated financial statements included in this annual report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow are considered non-GAAP financial measures. We are required to provide these financial metrics by the indentures for the Notes, and we have included them below because we consider the indentures for the Notes to be material agreements, the covenants related to Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow to be material terms of the indentures, and information about compliance with such covenants to be material to an investor’s understanding of our financial results and the impact of those results on our liquidity. These financial metrics do not include the results of SpectraSite or its subsidiaries because such entities are unrestricted subsidiaries under the indentures for the Notes.

The following table presents Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the applicable notes (in thousands):

Tower Cash Flow, for the three months ended December 31, 2006	$157,311

Consolidated Cash Flow, for the twelve months ended December 31, 2006	$591, 050
Less: Tower Cash Flow, for the twelve months ended December 31, 2006	(612,366)
Plus: four times Tower Cash Flow, for the three months ended December 31, 2006	629,244

Adjusted Consolidated Cash Flow, for the twelve months ended December 31, 2006	$607,928

Non-Tower Cash Flow, for the twelve months ended December 31, 2006	$(22,614)

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate swaps and caps. All derivative financial instruments were entered into for purposes other than trading. During the year ended December 31, 2006, we repurchased, redeemed and converted $371.1 million face amount of outstanding debt securities for $283.5 million in cash, including the redemption of $227.7 million face amount ($162.1 million accreted value, net of $7.0 million fair value allocated to warrants) of the ATI 12.25% Notes, the conversion of $45.0 million principal amount of our 3.25% Notes, the repurchase of $23.5 million principal amount of our 5.0% Notes and the repurchase of $74.9 million principal amount of the ATI 7.25% Notes. During the year ended December 31, 2006, we also drew down an aggregate of $232.0 million under the Delayed Draw Term Loan components of our American Tower and SpectraSite credit facilities to finance debt redemptions and repurchases.

The following tables provide information as of December 31, 2006 and 2005 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps and swaps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

As of December 31, 2006

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$253,907	$1,278	$654	$108,416	$338,501	$1,112,253	$1,815,009	$2,381,824
Average Interest Rate(a)	5.02%	8.30%	7.08%	3.27%	7.21%	5.99%
Variable Rate Debt(a)				$1,725,000			$1,725,000	$1,718,531

Aggregate Notional Amounts Associated with Interest Rate Caps and Swaps in Place As of December 31, 2006 and Interest Rate Detail by Contractual Maturity Dates (In thousands, except percentages)

Interest Rate CAPS	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Notional Amount	$25,000 (b)						$25,000	$0
Cap Rate(c)	8.00%

Interest Rate SWAPS	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Notional Amount			$300,000 (d)				$300,000	$9,471
Fixed Rate(c)			3.88%
Notional Amount				$550,000 (e)			$550,000	$4,356
Fixed Rate(c)				4.78%
Notional Amount						$900,000 (f)	$900,000	$3,752
Fixed Rate(c)						4.97%

As of December 31, 2005 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In thousands, except percentages)

Long-Term Debt	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$229,570	$276,967	$873	$521	$153,458	$1,525,291	$2,186,680	$2,525,886
Average Interest Rate(a)	6.64%	6.89%	6.94%	6.04%	6.08%	6.20%
Variable Rate Debt(a)					$1,493,000		$1,493,000	$1,494,813

Aggregate Notional Amounts Associated with Interest Rate Caps and Swaps in Place As of December 31, 2005 and Interest Rate Detail by Contractual Maturity Dates (In thousands, except percentages)
Interest Rate CAPS	2006		2007		2008	2009		2010		Thereafter	Total	Fair Value
Notional Amount	$175,000	(g)	$25,000	(b)							$200,000	$0
Cap Rate(c)	7.00%		8.00%
Notional Amount	$350,000	(h)									$350,000	$0
Cap Rate (c)	6.00%

Interest Rate SWAPS	2006		2007		2008	2009		2010		Thereafter	Total	Fair Value
Notional Amount						$300,000	(d)				$300,000	$9,679
Fixed Rate(c)						3.88%
Notional Amount								$450,000	(i)		$450,000	$(860)
Fixed Rate(c)								4.81%

(a)	As of December 31, 2006, variable rate debt consists of the American Tower and SpectraSite credit facilities ($1,725.0 million) and fixed rate debt consists of: the 2.25% convertible notes due 2009 (2.25% Notes) ($0.04 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of December 31, 2006 is $503.5 million); the 5.0% Notes ($252.2 million); the 3.25% Notes ($107.9 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($325.1 million); the 3.00% Notes ($345.0 million principal amount due at maturity; the balance as of December 31, 2006 is $344.5 million accreted value) and other debt of $59.8 million. Interest on our credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at December 31, 2006 for our credit facilities was 5.30%. For the year ended December 31, 2006, the weighted average interest rate under our credit facilities was 5.92%.

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

(b)	Includes notional amount of $25,000 that expires in September 2007.

(c)	Represents the weighted-average fixed rate or range of interest based on contractual notional amount as a percentage of total notional amounts in a given year.

(d)	Includes notional amounts of $300,000 that expire in December 2009.

(e)	Includes notional amounts of $550,000 that expire in October 2010.

(f)	Includes notional amounts of $900,000 for forward starting swaps that expire in July 2012.

(g)	Includes notional amount of $175,000 that expired in February 2006.

(h)	Includes notional amounts of $250,000 and $100,000 that expired in June and July 2006, respectively.

(i)	Includes notional amounts of $450,000 that expire in October 2010.

Our foreign operations include rental and management segment divisions in Mexico and Brazil. The remeasurement gains (losses) for the years ended December 31, 2006, 2005 and 2004 were $1,304,000, and $396,000 and $(146,000), respectively.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt under our credit facilities, after giving effect to our interest rate swap agreements (excluding $900.0 million of forward starting interest rate swaps designated as a cash flow hedge as of December 31, 2006, against a future fixed rate debt obligation), is comprised of $875.0 million and $743.0 million as of December 31, 2006 and 2005, respectively. A 10% increase, or approximately 53 and 47 basis point increase in interest rates for the years ended December 31, 2006 and 2005, respectively, would have caused an additional pre-tax charge in our net income (loss) and an increase in our cash outflows of $4.6 million and $3.5 million for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, we maintain four interest rate swap agreements to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the likely issuance of new fixed rate debt, which we expect to be issued on or before July 31, 2007. The swaps have an aggregate notional amount of $900.0 million and a weighted average fixed rate of approximately 4.97%, and will be terminated upon issuance of new fixed rate debt. We are exposed to market risk for decreases in interest rates until termination of the swaps and if we fail to issue such new fixed rate debt on or before such date. As of December 31, 2006, we expected to receive the fair value of these swap agreements of approximately $3.8 million. As of December 31, 2006, we would be required to pay approximately $19.1 million in cash upon settlement of the swaps if a 10% decline, or approximately 50 basis points, in interest rates were to occur from the fixed rate of the swaps between the issuance date and the settlement date of the swaps. In February 2007, we also entered into two similar forward starting interest rate swap agreements with an aggregate notional amount of $200.0 million and a weighted average fixed rate of 5.06%.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting is effective.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this annual report, has issued an attestation report on management’s assessment of our internal control over financial reporting. Such attestation, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2006, is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Tower Corporation

Boston, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that American Tower Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s adoption of SFAS No. 123(R) “Shared-Based Payment,” effective January 1, 2006.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 28, 2007

ITEM 9B.    OTHER INFORMATION

Departure of a Named Executive Officer

On February 14, 2007, J. Michael Gearon, Jr., our Vice Chairman and President of American Tower International, notified the Company of his intention to leave the Company to devote more time to his personal endeavors and other interests. On February 27, 2007, the Company and Mr. Gearon finalized the terms of Mr. Gearon’s separation from the Company, and effective as of such date, Mr. Gearon ceased to be an employee of the Company. Under the terms of Mr. Gearon’s existing letter agreement with the Company, dated February 12, 2004, Mr. Gearon had the right to participate in the Company’s stock option plan for the duration of the vesting period of his options, provided that such continued participation was accomplished through a mutually acceptable arrangement. In connection with his separation from the Company, Mr. Gearon and the Company agreed to modify the terms of the letter agreement to accelerate the vesting of Mr. Gearon’s unvested stock options to purchase 281,250 shares of the Company’s Class A common stock so that such options are immediately exercisable. The parties also agreed that all of Mr. Gearon’s options would be governed by the terms of the Company’s stock option plan, and accordingly, Mr. Gearon will have a period of three months following his separation from the Company to exercise any outstanding options prior to their expiration. In connection with the vesting acceleration, the Company expects to record stock-based compensation expense associated with this modification of approximately $5.0 million in the first quarter of 2007.

Unregistered Sales of Equity Securities

During the period January 1, 2007 through February 23, 2007, we issued an aggregate of 11,627 shares of our Class A common stock upon the exercise of 1,626 warrants assumed in our merger with SpectraSite, Inc. In August 2005, in connection with our merger with SpectraSite, Inc., we assumed approximately 1.0 million warrants to purchase shares of SpectraSite, Inc. common stock. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase 7.15 shares of Class A common stock at an exercise price of $32 per warrant. Net proceeds from these warrant exercises were approximately $52,000. The shares were issued to warrantholders in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended, and Section 1145 of the United States Code. No underwriters were engaged in connection with such issuances.

During the period January 1, 2006 through February 23, 2007, we issued an aggregate of 3,635,220 shares of our Class A common stock upon conversion of $44.4 million principal amount of our 3.25% Notes. Pursuant to the terms of the indenture, the holders of the 3.25% Notes received 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. The shares were issued to the noteholders in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances. In connection with the conversion, we paid such holders an aggregate of approximately $2.0 million, calculated based on the accrued and unpaid interest on the notes as of the date of conversion and the discounted value of the future interest payments on the notes.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and their respective ages and positions as of February 27, 2007 are set forth below:

James D. Taiclet, Jr.	46	Chairman, President and Chief Executive Officer
Bradley E. Singer	40	Chief Financial Officer and Treasurer
Steven J. Moskowitz	43	Executive Vice President and President, U.S. Tower Division
William H. Hess	43	Executive Vice President, International Operations and General Counsel
Jean A. Bua	48	Executive Vice President, Finance and Corporate Controller

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

Bradley E. Singer is our Chief Financial Officer and Treasurer. Mr. Singer joined us in September 2000 as Executive Vice President, Strategy, and was appointed Vice President and General Manager of the Southeast Region in November 2000, positions he held until July 2001. Mr. Singer was appointed Executive Vice President, Finance in July 2001 and was appointed to his current position in December 2001. Prior to joining us, Mr. Singer was an investment banker focusing on the telecommunications industry with Goldman, Sachs & Co., which he joined in 1997. Mr. Singer received an M.B.A. degree with distinction from Harvard University, and is a graduate of the University of Virginia.

Steven J. Moskowitz is our Executive Vice President and President, U.S. Tower Division. Mr. Moskowitz joined us in January 1998, initially as a Vice President and General Manager of our Northeast Region and was appointed Executive Vice President, Sales & Marketing, and Vice President and General Manager of our Northeast Region in March 1999. Mr. Moskowitz was named Executive Vice President of the U.S. Tower Division in January 2002 and named President in October 2003. Prior to joining us, Mr. Moskowitz had served as a Vice President, General Manager of Eastman Radio Sales, a national leader in media sales, since 1992. From 1985 to 1992, Mr. Moskowitz held various Vice President positions at Katz Media Group, the leading broadcast media representation firm in the United States. Mr. Moskowitz received his undergraduate degree from Temple University.

William H. Hess is our Executive Vice President, International Operations and General Counsel. Mr. Hess joined us in March 2001 as Chief Financial Officer of American Tower International and was appointed Executive Vice President in June 2001. Mr. Hess was appointed Executive Vice President, General Counsel in September 2002, and in February 2007, Mr. Hess was also appointed Executive Vice President, International Operations. Prior to joining us, Mr. Hess had been a partner in the corporate and finance practice group of the law firm of King & Spalding LLP, which he joined in 1990. Prior to attending law school, Mr. Hess practiced as a Certified Public Accountant with Arthur Young & Co. Mr. Hess received his J.D. degree from Vanderbilt University Law School and is a graduate of Harding University.

Jean A. Bua is our Executive Vice President, Finance and Corporate Controller. Ms. Bua joined us in August 2005 as Senior Vice President, Finance and Corporate Controller and in February 2007, was named Executive Vice President, Finance and Corporate Controller. Prior to joining us, since 1996, Ms. Bua was with

Iron Mountain, Inc., a global records management and data protection services company, where she most recently served as Senior Vice President, Chief Accounting Officer and Worldwide Controller. From 1993 to 1996, Ms. Bua was Corporate Controller for Duracraft Corporation, an international consumer products manufacturer. Prior to joining Duracraft, Ms. Bua was Assistant Controller for Keithley Instruments, a high-tech hardware and software company, from 1991 to 1993. Ms. Bua was also previously a management consultant for Ernst & Young and an auditor for KPMG. Ms. Bua is a Certified Public Accountant and holds an M.B.A. degree from the University of Rhode Island.

The information under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” from the Definitive Proxy Statement is incorporated herein by reference. Information required by this item pursuant to Item 407(c)(3) of SEC Regulation S-K relating to our procedures by which security holders may recommend nominees to our Board of Directors, and pursuant to Item 407(d)(4) and 407(d)(5) of SEC Regulation S-K relating to our audit committee financial experts and identification of the audit committee of our Board of Directors, is contained in the Definitive Proxy Statement under “Corporate Governance” and is incorporated herein by reference.

Information regarding our code of conduct applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this report under the caption “Business—Available Information.”

ITEM 11.	EXECUTIVE COMPENSATION

The information under “Compensation and Other Information Concerning Directors and Officers” from the Definitive Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” from the Definitive Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under “Certain Relationships and Related Transactions” from the Definitive Proxy Statement is incorporated herein by reference.

Information required by this item pursuant to Item 407(a) of SEC Regulation S-K relating to director independence is contained in the Definitive Proxy Statement under “Corporate Governance” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under “Independent Auditor Fees and Other Matters” from the Definitive Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February, 2007.

AMERICAN TOWER CORPORATION

By:	/s/ JAMES D. TAICLET, JR.
James D. Taiclet, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES D. TAICLET, JR. James D. Taiclet, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ BRADLEY E. SINGER Bradley E. Singer	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2007

/s/ JEAN A. BUA Jean A. Bua	Executive Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 28, 2007

/s/ RAYMOND P. DOLAN Raymond P. Dolan	Director	February 28, 2007

/s/ CAROLYN F. KATZ Carolyn F. Katz	Director	February 28, 2007

/s/ GUSTAVO LARA CANTU Gustavo Lara Cantu	Director	February 28, 2007

/s/ FRED R. LUMMIS Fred R. Lummis	Director	February 28, 2007

/s/ PAMELA D. A. REEVE Pamela D. A. Reeve	Director	February 28, 2007

/s/ DAVID E. SHARBUTT David E. Sharbutt	Director	February 28, 2007

/s/ SAMME L. THOMPSON Samme L. Thompson	Director	February 28, 2007

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Tower Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to consolidated financial statements, in 2006 the Company adopted the provisions of Financial Accounting Standards Board (FASB) No. 123R “Share-Based Payment,” effective January 1, 2006 and in 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143,” effective December 31, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 28, 2007

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$281,264	$112,701
Available-for-sale securities	22,986
Accounts receivable, net of allowances	29,368	36,995
Prepaid and other current assets	63,919	44,823
Deferred income taxes	88,485	31,359

Total current assets	486,022	225,878

PROPERTY AND EQUIPMENT, net	3,218,124	3,460,526
GOODWILL	2,189,767	2,142,551
OTHER INTANGIBLE ASSETS, net	1,820,876	2,077,312
DEFERRED INCOME TAXES	482,710	523,293
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	415,720	357,294

TOTAL	$8,613,219	$8,786,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$187,634	$178,951
Accrued interest	41,319	37,850
Current portion of long-term obligations	253,907	162,153
Unearned revenue	86,769	77,655

Total current liabilities	569,629	456,609

LONG-TERM OBLIGATIONS	3,289,109	3,451,276
OTHER LONG-TERM LIABILITIES	365,974	327,354

Total liabilities	4,224,712	4,235,239

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES	3,591	9,794
STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 1,000,000,000 shares authorized, 437,792,629 and 415,636,595 shares issued, and 424,672,267 and 412,654,855 shares outstanding, respectively	4,378	4,156
Additional paid-in capital	7,502,472	7,383,320
Accumulated deficit	(2,733,920)	(2,761,404)
Unearned compensation		(2,497)
Accumulated other comprehensive income (loss)	16,079	(803)
Treasury stock (13,120,362 and 2,981,740 shares at cost, respectively)	(404,093)	(80,951)

Total stockholders’ equity	4,384,916	4,541,821

TOTAL	$8,613,219	$8,786,854

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
REVENUES:
Rental and management	$1,294,068	$929,762	$684,422
Network development services	23,317	15,024	22,238

Total operating revenues	1,317,385	944,786	706,660

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	332,246	247,781	195,242
Network development services	11,291	8,346	16,220
Depreciation, amortization and accretion	528,051	411,254	329,449
Selling, general, administrative and development expense (including stock-based compensation expense of $39,502, $6,597 and $9,874, respectively)	159,324	108,059	83,094
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense (including stock-based compensation expense of $9,333 and $876 in 2005 and 2004, respectively)	2,572	34,232	23,876

Total operating expenses	1,033,484	809,672	647,881

OPERATING INCOME	283,901	135,114	58,779

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $1,491, $1,492 and $1,497, respectively	14,208	14,232	14,316
Interest income	9,002	4,402	4,844
Interest expense	(215,643)	(222,419)	(262,237)
Loss on retirement of long-term obligations	(27,223)	(67,110)	(138,016)
Other income (expense)	6,619	227	(2,798)

Total other expense	(213,037)	(270,668)	(383,891)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND INCOME (LOSS) ON EQUITY METHOD INVESTMENTS	70,864	(135,554)	(325,112)
Income tax (provision) benefit	(41,768)	(5,714)	83,338
Minority interest in net earnings of subsidiaries	(784)	(575)	(2,366)
Income (loss) on equity method investments	26	(2,078)	(2,915)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	28,338	(143,921)	(247,055)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $444, $1,030 AND $4,447, RESPECTIVELY	(854)	(1,913)	(8,409)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	27,484	(145,834)	(255,464)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $11,697		(35,525)

NET INCOME (LOSS)	$27,484	$(181,359)	$(255,464)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE AMOUNTS:
Income (loss) from continuing operations	$0.06	$(0.47)	$(1.10)
Loss from discontinued operations		(0.01)	(0.04)
Cumulative effect of change in accounting principle, net		(0.12)

Net income (loss)	$0.06	$(0.60)	$(1.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	424,525	302,510	224,336

DILUTED	436,217	302,510	224,336

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

	Common Stock		Common Stock		Common Stock		Treasury Stock		Note Receivable	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income(Loss)	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Class A		Class B		Class C
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2003	211,855,658	$2,119	6,969,529	$70	1,224,914	$12	(145,221)	$(4,366)	$(6,720)	$3,963,087			$(2,324,581)	$1,629,621

Share Class Exchanges	8,194,443	82	(6,969,529)	(70)	(1,224,914)	(12)
Stock option activity	6,249,324	62								52,951				53,013
Issuance of common stock - Stock Purchase Plans	86,045									854				854
ATC Mexico activity	3,359,646	34							6,720	41,421				48,175
ATC South America activity										67				67
Tax benefit from disposition of stock options										14,501				14,501
Net loss													(255,464)	(255,464)	(255,464)

Total comprehensive loss															$(255,464)

BALANCE, DECEMBER 31, 2004	229,745,116	$2,297					(145,221)	$(4,366)		$4,072,881			$(2,580,045)	$1,490,767

Issuance of common stock and assumption of options and warrants– SpectraSite merger Plan	169,506,083	1,695								3,104,377				3,106,072
Stock option activity	11,106,693	111								76,810				76,921
Issuance of common stock upon exercise of warrants	398,412	4								1,778				1,782
Issuance of common stock –Stock Purchase Plans	50,119	1								767				768
Treasury stock activity							(2,836,519)	(76,585)						(76,585)
Unearned compensation – SpectraSite merger											$(4,861)			(4,861)
Unearned compensation amortization– SpectraSite merger											2,364			2,364
Net change in fair value of cash flow hedges, net of tax												$(803)		(803)	(803)
3.25% convertible notes exchanged for common stock	4,670,336	46								55,659				55,705
ATC Mexico activity	159,836	2								2,829				2,831
ATC South America activity										2,026				2,026
Tax benefit from disposition of stock options										66,193				66,193
Net loss													(181,359)	(181,359)	(181,359)

Total comprehensive loss															$(182,162)

BALANCE, DECEMBER 31, 2005	415,636,595	$4,156					(2,981,740)	$(80,951)		$7,383,320	$(2,497)	$(803)	$(2,761,404)	$4,541,821

Stock option activity	3,884,812	39								78,610				78,649
Issuance of common stock upon exercise of warrants	14,532,874	145								220				365
Issuance of common stock - Stock Purchase Plan	53,210	1								1,329				1,330
Treasury stock activity							(10,138,622)	(323,142)						(323,142)
Unearned compensation - SpectraSite merger										(2,497)	2,497
Net change in fair value of cash flow hedges, net of tax												6,457		6,457	6,457
Net unrealized gain on available-for-sale securities												13,945		13,945	13,945
Net realized gain on available- for sale securities												(3,520)		(3,520)	(3,520)
Convertible notes exchanged for common stock	3,685,138	37								44,039				44,076
Tax benefit from disposition of stock options										1,359				1,359
Stock option tender offer accrual for cash payments										(3,908)				(3,908)
Net income													27,484	27,484	27,484

Total comprehensive income															$44,366

BALANCE, DECEMBER 31, 2006	437,792,629	$4,378					(13,120,362)	$(404,093)		$7,502,472		$16,079	$(2,733,920)	$4,384,916

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$27,484	$(181,359)	$(255,464)
Cumulative effect of change in accounting principle, net		35,525
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, amortization and accretion	528,051	411,254	329,449
Non-cash items reported in discontinued operations (primarily depreciation, asset impairments and net losses on dispositions)	(444)	(2,145)	3,798
Non-cash stock-based compensation expense	39,502	15,930	10,750
Minority interest in net earnings of subsidiaries	784	575	2,366
(Gain) loss on investments and other non-cash (income) expense	(5,453)	2,078	4,295
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expense	2,958	19,096	22,254
Loss on retirement of long-term obligations	27,223	67,110	138,016
Amortization of deferred financing costs, debt discounts and other non-cash interest	9,719	45,214	72,857
Provision for losses on accounts receivable	5,175	8,492	17,440
Deferred income taxes	17,535	(11,029)	(95,614)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(182)	7,570	1,335
Prepaid and other assets	(67,815)	(10,331)	(18,665)
Accounts payable and accrued expenses	(10,620)	(35,120)	(2,146)
Accrued interest	3,844	(5,641)	(20,268)
Unearned revenue	9,114	5,179	(10,990)
Other long-term liabilities	33,863	24,806	17,287

Cash provided by operating activities	620,738	397,204	216,700

CASH FLOWS (USED FOR) PROVIDED BY INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(127,098)	(88,637)	(42,181)
Payments for acquisitions, net of cash acquired	(14,337)	(7,479)	(33,403)
Payments for acquisition of minority interests	(22,944)	(7,270)	(3,947)
Cash acquired from SpectraSite merger, net of transaction costs paid		16,696
Proceeds from sales of businesses, investments and other long-term assets	35,387	6,881	31,987
Restricted cash and investments			170,036
Deposits and investments and other	(120)	(725)	2,328

Cash (used for) provided by investing activities	(129,112)	(80,534)	124,820

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from issuance of debt securities and notes payable			1,072,500
Proceeds from stock options, warrants and stock purchase plans	40,940	65,357	40,556
Borrowings under credit facilities	242,000	1,543,000	700,000
Repayment of notes payable, credit facilities and capital leases	(295,760)	(1,949,444)	(2,003,401)
Purchases of Class A common stock	(306,856)	(68,927)
Deferred financing costs and other financing activities	(3,387)	(9,512)	(41,083)

Cash used for financing activities	(323,063)	(419,526)	(231,428)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	168,563	(102,856)	110,092
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	112,701	215,557	105,465

CASH AND CASH EQUIVALENTS, END OF YEAR	$281,264	$112,701	$215,557

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—American Tower Corporation and subsidiaries (collectively, ATC or the Company), is an independent owner, operator and developer of wireless and broadcast communications sites in the United States, Mexico and Brazil. The Company’s primary business, as discussed in note 15, is the leasing of antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies. The Company also operates distributed antenna systems within buildings and provides limited network development services that support its rental and management operations and the addition of new tenants and equipment on its sites. During 2004, the Company sold certain non-core businesses, which have been reported as discontinued operations. (See note 16.)

The Company completed its merger with SpectraSite, Inc. in August 2005, as more fully described in note 3. The merger was approved by the stockholders of the Company and SpectraSite, Inc. on August 3, 2005, and the results of operations of SpectraSite have been included in the Company’s accompanying consolidated financial statements commencing on August 3, 2005.

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

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and all intercompany accounts and transactions have been eliminated. The Company consolidates those entities in which it owns greater than fifty percent of the entity’s voting stock, with the exception of Verestar, Inc. (Verestar), as discussed in note 16.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying consolidated financial statements. The significant estimates in the accompanying consolidated financial statements include revenue recognition, stock-based compensation, impairment of long-lived assets (including goodwill), purchase price allocation, asset retirement obligations and valuation allowances related to deferred tax assets.

Revenue Recognition—Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned. Fixed escalation clauses present in non-cancelable lease agreements, excluding those tied to the Consumer Price Index (CPI) or other inflation-based indices, and other incentives present in lease agreements with the Company’s customers are recognized on a straight-line basis over the terms of the applicable leases. Straight-line revenues for the years ended December 31, 2006, 2005 and 2004 approximated $58.3 million, $30.3 million and $24.8 million, respectively. The Company’s straight-line asset of approximately $210.0 million and $152.1 million is included in notes receivable and other long-term assets in the accompanying consolidated balance sheets as of December 31, 2006 and 2005, respectively. Amounts billed up-front for certain services provided in connection with the execution of lease agreements are initially deferred and recognized as revenue over the initial terms of the applicable leases. Amounts billed or received prior to being earned are deferred and reflected in unearned revenue in the accompanying consolidated balance sheets until such time as the earnings process is complete.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Network development services revenues are derived under contracts or arrangements with customers that provide for billings on a fixed price basis. Revenues are recognized as services are performed, excluding certain fees for services provided in connection with the execution of lease agreements which are initially deferred and recognized as revenue over the initial terms of the applicable leases.

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

Straight-line ground rent expense approximated $26.8 million, $15.9 million and $12.1 million, for the years ended December 31, 2006, 2005 and 2004, respectively. The Company’s straight-line rent liability of approximately $124.1 million and $97.1 million is included in other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2006 and 2005, respectively. The Company’s prepaid land rent of approximately $27.3 million and $27.5 million is included in prepaid and other current assets in the accompanying consolidated balance sheets as of December 31, 2006 and 2005, respectively.

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

Stock-Based Compensation—On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and employee stock purchases under employee stock purchase plans. SFAS No. 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Under SFAS No. 123R, companies are no longer permitted to account for share-based compensation transactions using the intrinsic value method in accordance with APB No. 25 described below. Instead, companies are required to account for such transactions using a fair value method and recognize the related expense associated with share-based payments in the statement of operations. The Company adopted SFAS No. 123R under the modified prospective method, pursuant to which compensation expense for all share-based payments granted or modified after the effective date is recognized based upon the requirements of SFAS No. 123R. Accordingly, prior period amounts have not been restated related to the adoption of SFAS No. 123R. SFAS No. 123R requires companies to recognize stock-based compensation awards granted to employees and directors as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the accounting measurement date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The fair value of stock option grants is calculated using the Black-Scholes option pricing model and the unrecognized expense of unvested awards as of January 1, 2006 are being recognized under the same pricing model. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Under APB No. 25, the Company previously recorded the impact of forfeitures as they occurred.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FAS 123R-3). Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. During the year ended December 31, 2006, the Company elected the “Long” method, as defined in the FAS 123R-3. In addition, in accordance with SFAS No. 123R, SFAS No. 109 and EITF Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations”, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.

Prior to January 1, 2006, the Company complied with the provisions of APB No. 25 to account for equity grants and awards to employees, officers and directors and the disclosure-only provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123,” which provided optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123). In accordance with APB No. 25, the Company recognized compensation expense based on the excess, if any, of the quoted market price of the stock at the accounting measurement date over the amount an employee must pay to acquire the stock. Under APB No. 25, compensation expense is measured as of the date an award has received approval by relevant authority, the number of shares and exercise price are fixed and allocation to specific individuals has occurred. Generally, this occurs on the date the grant is approved by the compensation committee of the Company’s Board of Directors, or, if grant authority has been delegated to management, when the shares are allocated to specific individuals. The stock-based compensation expense is recognized over the vesting period using the ratable method, whereby an equal amount of expense is recognized for each year of vesting.

Prior to January 1, 2006, the Company accounted for modifications to stock options under FIN 44 “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25” (FIN 44). Modifications include, but are not limited to, acceleration of vesting and continued vesting while not providing substantive services. Compensation expense is recorded in the period of modification for the intrinsic value of the vested portion of the award, including vesting that occurs while not providing substantive services, on the date of modification. The intrinsic value of the option grant is the difference between the fair market value of the Company’s stock on the date of modification and the exercise price of the option grant. The Company valued stock options assumed in conjunction with business combinations accounted for using the purchase method at fair value on the date of acquisition using the Black-Scholes option-pricing model, in accordance with FIN 44. The fair value of assumed options is included as a component of the purchase price. The intrinsic value of unvested stock options is recorded as unearned stock-based compensation and amortized to expense over the remaining vesting period of the stock options using the straight-line method.

The Company’s stock-based compensation expense is included in selling, general, administrative and development expense for the years ended December 31, 2006, 2005 and 2004, as well as certain amounts associated with restructuring and merger related employee terminations that are reflected in impairments, net loss on sale of long-lived assets, restructuring and merger related expense and loss from discontinued operations, net for the years ended December 31, 2005 and 2004. The Company’s stock-based compensation plans are described in notes 2 and 14.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss on Retirement of Long-Term Obligations—Loss on retirement of long-term obligations primarily includes cash paid to retire debt in excess of its carrying value and non-cash charges related to the write-off of deferred financing fees. Loss on retirement of long-term obligations also includes gains from repurchasing or refinancing certain of the Company’s debt obligations. Non-cash charges related to the fair value of incremental stock issued to induce convertible noteholders to convert their holdings prior to the scheduled redemption date are expensed as incurred in accordance with Statement of Financial Accounting Standard (SFAS) No. 84 “Induced Conversions of Convertible Debt.” (See note 7.)

Discount and Premium on Notes—The Company amortizes the discount on its convertible, senior and senior subordinated discount notes (including the allocated fair value of the related warrants) and the premium on its senior notes, using the effective interest method over the term of the obligation. Such amortization is reflected in interest expense in the accompanying consolidated statements of operations. (See note 7.)

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, notes receivable described in note 6, trade receivables and derivative instruments described in notes 7 and 8. The Company mitigates its risk with respect to cash and cash equivalents and derivative instruments by maintaining its deposits and contracts at high quality financial institutions and monitoring the credit ratings of those institutions. The Company derives the largest portion of its revenues, corresponding trade receivables and the related deferred rent asset from a small number of customers in the telecommunications industry, and approximately 64% of its revenues are derived from five customers in the industry. In addition, the Company has concentrations of credit risk in certain geographic areas. (See notes 6, 7, 8 and 15.)

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables by actively monitoring the credit worthiness of its borrowers and customers. Accounts receivable are reported net of allowances of approximately $9.3 million, $15.1 million and $14.0 million as of December 31, 2006, 2005 and 2004, respectively. Amounts charged against allowances, net of recoveries, for the years ended December 31, 2006, 2005 and 2004 approximated $11.0 million, $13.1 million and $20.9 million, respectively. The fair value of accounts receivable acquired in the merger with SpectraSite, Inc. increased the allowances by approximately $5.7 million as of the date of acquisition in August 2005.

Derivative Financial Instruments—The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. All derivatives are recorded on the consolidated balance sheet at fair value and assets are reflected in notes receivable and other long-term assets and liabilities are reflected in or other long-term liabilities in the accompanying consolidated balance sheets. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the period that the change occurs.

The Company uses derivative financial instruments as a means of managing interest-rate risk associated with its current debt or anticipated debt transactions that have a high probability of execution. The Company is exposed to interest rate risk relating to variable interest rates on its credit facilities described in note 7. During the years ended December 31, 2006, 2005 and 2004, the Company has used interest rate swaps as part of its overall strategy to manage the level of exposure to the risk of interest rate fluctuations under its variable rate credit facilities. As of December 31, 2006 and 2005, the Company had derivative financial instruments in the form of interest rate swaps, certain of which were designated as cash flow hedges of floating interest rate payments on

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s credit facilities. The interest rate swap agreements effectively convert the interest payments for a portion of the debt from floating rate to fixed rate debt. As of December 31, 2006, the Company also holds certain forward starting interest rate swap agreements, which the Company has designated as cash flow hedges, to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the likely issuance of new fixed rate debt that the Company expects to be issued on or before July 31, 2007.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company does not hold derivatives for trading purposes. (See note 8.)

Effective January 1, 2006, the Company adopted the provisions of Derivatives Implementation Group Issue B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That are Exercisable Only by the Debtor” (DIG Issue B39). Under DIG Issue B39, the carrying value of the call provision contained in the Company’s 7.125% senior note described in note 7 that qualifies as an embedded derivative no longer requires separate recognition or accounting and is combined with the carrying value of the underlying debt. Prior to January 1, 2006, the $3.1 million fair value of the liability had been recorded at fair value at the end of each reporting period with changes in fair value reflected in other income (expense) in the accompanying consolidated statement of operations. Effective January 1, 2006, the $3.1 million carrying value of the call provision was reclassified from other long-term liabilities to other long-term obligations in the consolidated balance sheet and the Company began to amortize the premium over the term of the call provision. During the year ended December 31, 2006, the Company recorded $1.1 million as a reduction to interest expense in the accompanying consolidated statement of operations and the carrying value of the call provision was $2.0 million as of December 31, 2006 in the accompanying consolidated balance sheet.

Other Comprehensive Income (Loss)—Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income (loss), but are excluded from net income (loss), as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive income (loss) is comprised of unrealized gains/losses on derivative cash flow hedges and short-term available-for-sale securities.

Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries in Mexico and Brazil is the U.S. dollar. Monetary assets and liabilities related to the Company’s operations in Mexico and Brazil are remeasured from the local currency into U.S. dollars at the rate of currency exchange at the end of the applicable fiscal reporting period. Non-monetary assets and liabilities are remeasured at historical exchange rates. Revenues and expenses are remeasured at average monthly exchange rates. All remeasurement gains and losses are included in the Company’s consolidated statement of operations, within the caption other income (expense). The net remeasurement gain (loss) for the years ended December 31, 2006, 2005 and 2004 approximated $1.0 million, $0.4 million and $(0.1) million, respectively.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, demand deposits and short-term investments with remaining maturities (when purchased) of three months or less.

Investments in Equity Securities—The Company complies with the provisions of SFAS No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities,” and investments classified as available-for-sale are carried at fair value on the consolidated balance sheet. The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported as accumulated other comprehensive income (loss), unless such changes are deemed other than temporary. The Company periodically reviews the value of available-for-sale securities and will record impairment charges in the consolidated statement of operations and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprehensive income (loss) for any decline in value that is determined to be other-than-temporary. The Company does not have any investments classified as trading.

As of December 31, 2006, the Company’s only short-term available-for-sale security was in FiberTower Corporation (FiberTower), which had a fair value of approximately $23.0 million (3.9 million shares of common stock at a price of $5.88 per share). FiberTower completed an all stock merger in August 2006, pursuant to which its common stock started trading publicly on the NASDAQ Global Market. The Company was restricted from selling its 5.5 million shares of FiberTower until November 2006. In November 2006, the Company reclassified the investment to an available-for-sale security in accordance with SFAS No. 115, resulting in an increase in the carrying value of the investment of $28.3 million and an increase in other comprehensive income, net of tax of $18.4 million. The Company sold 1.6 million shares prior to December 31, 2006 for proceeds of $8.6 million and realized gains of $5.4 million which are included in other income (expense) in the accompanying consolidated statement of operations for the year ended December 31, 2006. As of December 31, 2006, the unrealized gain included in other comprehensive income, net of taxes totaled $10.4 million. As of December 31, 2005 and prior to November 2006, the Company had accounted for this investment with a previous carrying value of $10.1 million as a cost method investment, and it was included in notes receivable and other long term assets in the accompanying consolidated balance sheet.

Property and Equipment—Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties). Cost for self-constructed towers includes direct materials and labor, indirect costs associated with construction and capitalized interest. Approximately $0.7 million, $0.5 million and $0.2 million of interest was capitalized for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Towers acquired through capital leases are reflected in property and equipment at the present value of future minimum lease payments. Property and equipment, network location intangibles and assets held under capital lease related to tower acquisitions are amortized over their useful lives for a period up to fifteen years. Expenditures for repairs and maintenance are expensed as incurred. Betterments and improvements that extend an asset’s useful life or enhance capacity are capitalized.

Goodwill and Other Intangible Assets—The Company complies with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) which requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of an asset may not be recoverable, in accordance with SFAS No. 142. Intangible assets that are deemed to have a definite life are amortized over their useful lives. (See note 5.)

Income Taxes—The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. The Company measures

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as the result of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. (See note 13.)

Property Taxes—The Company’s accrued property and real estate tax liabilities of approximately $29.1 million and $31.1 million are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2006 and 2005, respectively.

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

Treasury Stock—The Company records treasury stock purchases under the cost method, whereby the purchase price, including legal costs and commissions, is recorded in a contra equity account (treasury stock). The equity accounts from which the shares were originally issued are not adjusted for any treasury stock purchases. (See note 14.)

Net Income (Loss) Per Common Share- Basic and Diluted—Basic net income (loss) per common share for the years ended December 31, 2006, 2005 and 2004 represents net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted net income per share for the year ended December 31, 2006 represents net income divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options and warrants, as determined under the treasury stock method, and upon conversion of the Company’s convertible notes, as determined under the if-converted method. For the years ended December 31, 2005 and 2004, potential common shares, consisting of all shares issuable upon exercise of stock options and warrants and upon conversion of the Company’s convertible notes, of 72.9 million and 68.8 million, respectively, have been excluded from the computation of diluted loss per common share, as the effect is anti-dilutive. For the year ended December 31, 2006, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 33.1 million and shares issuable upon exercise of the Company’s stock options of 5.1 million, as their effect is anti-dilutive.

The following table sets forth basic and diluted income (loss) per share computational data for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004
Weighted average common shares outstanding used in computing basic net income (loss) per common share	424,525	302,510	224,336
Dilutive securities:
Stock options and warrants	11,692

Weighted average common shares outstanding used in computing diluted net income (loss) per common share	436,217	302,510	224,336

Basic net income (loss) per common share	$0.06	$(0.60)	$(1.14)

Dilutive net income (loss) per common share	$0.06	$(0.60)	$(1.14)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation Costs—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. The Company regularly monitors the status of pending legal actions to evaluate both the magnitude and likelihood of any potential loss. The Company accrues for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. Should the ultimate losses on contingencies and litigation vary from estimates, adjustments to those reserves may be required. The Company also incurs legal costs in connection with these matters and accounts for these expenses as incurred. With the exception of legal costs related to the Verestar bankruptcy, legal costs are reflected in selling, general, administrative and development expense in the accompanying consolidated statement of operations. Legal costs incurred in connection with the Company’s involvement in the Verestar bankruptcy proceedings are reflected within discontinued operations in the accompanying consolidated statement of operations. (See note 9.)

Impairments, Net Loss on Sale of Long-Lived Asset and Discontinued Operations—The Company reviews long-lived assets, including intangibles with definite lives, for impairment whenever events, changes in circumstances or the Company’s review of its tower portfolio indicate that the carrying amount of an asset may not be recoverable. The Company’s tower portfolio review includes sites for which the Company has no current tenant leases. The Company assesses recoverability by determining whether the net book value of the related assets will be recovered, either through projected undiscounted future cash flows (with respect to operating assets), or anticipated proceeds from sales (with respect to non-core assets that are designated for sale or towers that have no current tenant leases). If the Company determines that the carrying value of an asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows to be provided from the asset or the estimated sale proceeds, as compared to the asset’s carrying value. The Company also complies with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) regarding impairment assessments and decisions concerning discontinued operations. The Company records impairment losses in the period in which it identifies such impairments. (See notes 12 and 16.)

Notes Receivable and Other Long-Term Assets—Other long-term assets primarily represent the Company’s notes receivable described in note 6, including TV Azteca, the straight-line asset associated with non-cancelable tenant leases that contain fixed escalation clauses over the terms of the applicable leases, as well as investments, prepaid ground lease assets, long-term deposits, favorable leasehold interests and other long-term assets acquired in connection with the merger with SpectraSite, Inc.

Investments in those entities where the Company owns less than twenty percent of the voting stock of the individual entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in entities where the Company owns less than twenty percent but has the ability to exercise significant influence over operating and financial policies of the entity, or where the Company owns more than twenty percent of the voting stock of the individual entity, but not in excess of fifty percent, are accounted for using the equity method. As of December 31, 2005, the Company’s investments were in companies that were not publicly traded, and, therefore, no established market for their securities existed. The Company reviews the fair value of its investments on a regular basis to evaluate the carrying value of the investments in these companies. If the Company believes that the carrying value of an investment is in excess of fair market value, the Company records an impairment charge to adjust the carrying value to fair market value. The Company’s only significant investment, with a carrying value of $10.1 million as of December 31, 2005, was accounted for as an equity investment through July 2005, a cost investment as of December 31, 2005 and was reclassified to available-for-sale securities in November 2006.

During the years ended December 31, 2006, 2005 and 2004, the Company recorded income (loss) on equity method investments of approximately $0.1 million, $(2.1) million and $(2.9) million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of a liability for asset retirement obligations is recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of liabilities for asset retirement obligations generally involve discounting of estimated future cash flows. Periodic accretion of such liabilities due to the passage of time is recorded as an operating expense. The Company has certain legal obligations related to tower assets which fall within the scope of SFAS No. 143 and FIN No. 47, principally obligations to remediate leased land on which certain of the Company’s tower assets are located. The significant assumptions used in estimating the Company’s aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate the Company’s incremental borrowing rate. The adoption of FIN No. 47 primarily resulted in the acceleration of settlement date assumptions, as FIN No. 47 precludes the Company from considering non-contractual lease renewal periods in determining its settlement date assumptions.

The Company adopted the provisions of SFAS No. 143 as of January 1, 2003 and the provisions of FIN No. 47 as of December 31, 2005. Upon adoption of the provisions of FIN No. 47, the Company recognized a $35.5 million charge (net of an $11.7 million tax benefit) as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended December 31, 2005. In addition, the adoption of FIN No. 47 resulted in an increase to the tower assets included in property and equipment, net of $66.9 million. Had the Company adopted the provisions of FIN No. 47 as of January 1, 2004, the aggregate asset retirement obligation as of January 1, 2004 and December 31, 2004 would have approximated $92.9 million and $99.5 million, respectively. Had the Company adopted the provisions of FIN No. 47 in prior periods, net loss for the year ended December 31, 2004 would have been approximately $(0.3) million and basic and diluted net loss per share for the year ended December 31, 2004 would have been approximately $(1.17).

The Company’s asset retirement obligation is included in other long-term liabilities in the accompanying consolidated balance sheets. The changes in the carrying value of the Company’s asset retirement obligations for years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Beginning balance as of January 1,	$164,222	$23,464	$4,635
(Deductions), additions and revisions in estimated cash flows, net of settlements	(710)	2,587	17,016
Accretion expense	11,468	3,069	1,813
Liability assumed in merger with SpectraSite, Inc.		21,126
Increase due to change in accounting principle		113,976

Balance as of December 31,	$174,980	$164,222	$23,464

Fair Value of Financial Instruments—The carrying values of the Company’s financial instruments, with the exception of long-term obligations, including current portion, reasonably approximate the related fair values as of December 31, 2006 and 2005. As of December 31, 2006, the carrying amount and fair value of long-term obligations, including current portion, were $3.5 billion and $4.1 billion, respectively. As of December 31, 2005, the carrying amount and fair value of long-term obligations, including current portion, were $3.6 billion and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$4.0 billion, respectively. Fair values are based primarily on quoted market prices for those or similar instruments.

Retirement Plan—The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. Under the plan, the Company’s matching contribution for periods prior to June 30, 2004 was 35% up to a maximum 5% of a participant’s contributions. Effective July 1, 2004, the plan was amended to increase the Company match to 50% up to a maximum 6% of a participant’s contributions. The Company contributed approximately $1.5 million, $1.1 million and $0.5 million to the plan for the years ended December 31, 2006, 2005 and 2004, respectively.

Recent Accounting Pronouncements—In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company as of January 1, 2007, and the cumulative effect of applying the provisions of FIN 48 will be recorded as an adjustment to the opening balance of accumulated deficit. The Company is in the process of evaluating the impact that FIN 48 will have on its consolidated financial statements.

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

In September 2006, the SEC issued SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff has indicated that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for companies with fiscal years ending on or after November 15, 2006. The Company adopted SAB No. 108 during 2006, and the impact on the Company’s consolidated financial position, results of operations or liquidity was not material.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008. The Company is in the process of evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

2.    STOCK-BASED COMPENSATION

As described in note 1, the Company adopted the provisions of SFAS No. 123R on January 1, 2006. The application of SFAS No. 123R resulted in stock-based compensation expense of $39.5 million for the year ended

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, which is reflected in selling, general, administrative and development expense in the accompanying consolidated statement of operations. For the year ended December 31, 2006 this stock-based compensation expense caused income from continuing operations before income taxes, minority interest and income on equity method investments to decrease by $39.5 million and net income to decrease by $27.8 million (net of a tax benefit of $11.7 million). For the year ended December 31, 2006, basic and diluted net income per common share decreased by approximately $0.06 as a result of the adoption of SFAS No. 123R. The Company did not capitalize any stock-based compensation during the year ended December 31, 2006.

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

The following table illustrates the effect on net loss and net loss per common share if the Company had recorded compensation expense for stock-based compensation in the years ended December 31, 2005 and 2004 based on the fair value recognition provisions of SFAS No. 123. As set forth in the table below, the pro forma net income and pro forma net income per share for the year ended December 31, 2006, when calculated in accordance with the provisions of SFAS No. 123, is substantially the same as when calculated in accordance with the provisions of SFAS No. 123R, with the exception of forfeiture accounting. The amounts for the year ended December 31, 2006 are included below only to provide the detail for comparative presentation to the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	2006	2005	2004
Net income (loss) as reported	$27,484	$(181,359)	$(255,464)
Add: Stock-based employee compensation expense, net of related tax effect, included in net income (loss) as reported	27,838	11,392	8,715
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(27,838)	(21,176)	(26,574)

Pro-forma net income (loss)	$27,484	$(191,143)	$(273,323)

Net income (loss) per common share:
As reported:
Basic and diluted	$0.06	$(0.60)	$(1.14)
Pro-forma:
Basic and diluted	$0.06	$(0.63)	$(1.22)

The table above includes stock-based compensation amounts where the Company modified certain option awards to revise vesting and exercise terms for certain terminated employees and recognized charges of $1.5 million, $10.0 million and $6.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, the stock-based employee compensation amounts above for the year ended December 31, 2005, include approximately $2.4 million of unearned compensation amortization related to unvested stock options assumed in the merger with SpectraSite, Inc. Such charges are reflected in selling, general administrative and development expense for the year ended December 31, 2006 and certain amounts associated with restructuring and merger related employee terminations are reflected in impairments, net loss on sale of long-lived assets, restructuring and merger related expense and loss from discontinued operations, net, for the years ended December 31, 2005 and 2004 with corresponding adjustments to additional paid-in capital and unearned compensation in the accompanying consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Stock-Based Compensation Plans—The Company’s stock option plans and option activity for the years ended December 31, 2006, 2005 and 2004 are described in note 14. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. The risk-free treasury rate is based on the U.S. Treasury yield in effect at the accounting measurement date. The expected life (estimated period of time outstanding) was estimated using the vesting term and historical exercise behavior of employees. The expected volatility was based on historical volatility for a period equal to the expected life of the stock options. During the year ended December 31, 2005, the Company reevaluated the assumptions used to estimate the fair value of option grants to employees. As a result, the Company lowered its expected volatility assumption for option grants to approximately 30% and increased the expected life of option grants to 6.25 years using the simplified method permitted by SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” (SAB No. 107). The Company made this change based on a number of factors, including the Company’s execution of its strategic plans to sell non-core businesses, reduce leverage and its merger with SpectraSite, Inc. (See note 3.) Management had previously based its volatility assumptions on historical volatility since inception, which included periods when the Company’s capital structure was more highly leveraged than current levels and expected levels for the foreseeable future. Management’s estimate of future volatility is based on its consideration of all available information, including historical volatility, implied volatility of publicly traded options, the Company’s current capital structure and its publicly announced future business plans. For comparative purposes, a 10% change in the volatility assumption would change pro forma stock compensation expense and pro forma net loss by approximately $0.1 million for the year ended December 31, 2005.

The weighted average grant date fair values of the Company’s options granted during the years ended December 31, 2006, 2005 and 2004 were $12.58, $10.27 and $7.14 per share, respectively. The total fair value of the Company’s options vested during the years ended December 31, 2006, 2005 and 2004 were $30.5 million, $25.1 million and $33.5 million, respectively. Key assumptions used to apply this pricing model are as follows:

	2006	July 1, 2005 – December 31, 2005	January 1, 2005 – June 30, 2005	2004
Approximate risk-free interest rate	4.36%-5.08%	3.22%-4.47%	3.55%-4.04%	2.40%-3.60%
Expected life of option grants	6.25 years	6.25 years	4 years	4 years
Expected volatility of underlying stock price	29.6%	29.6%	77.8%-79.2%	80.6%
Expected annual dividends	N/A	N/A	N/A	N/A

As of December 31, 2006, total unrecognized compensation expense related to unvested share-based compensation awards granted under the option plans was approximately $86.0 million, and that cost is expected to be recognized over a weighted average period of approximately three years. The total intrinsic value for stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $84.9 million, $198.3 million and $53.1 million, respectively. The amount of cash received from the exercise of stock options was approximately $39.3 million during the year ended December 31, 2006.

Employee Stock Purchase Plan—The Company also maintains an employee stock purchase plan (ESPP) for all eligible employees. Under the ESPP, shares of the Company’s Class A common stock may be purchased during bi-annual offering periods at 85% of the lower of the fair market value on the first or the last day of each offering period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period and may not purchase more than $25,000 worth of stock in a calendar year (based on market values at the beginning of each offering period). The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the 2006, 2005 and 2004, offering

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods, employees purchased 53,210, 50,119 and 85,750 shares, respectively, at weighted average prices per share of $24.98, $15.32 and $10.64, respectively. The fair value of the ESPP offerings is estimated on the offering period commencement date using a Black-Scholes pricing model with the expense recognized over the expected life, which is the six month offering period over which employees accumulate payroll deductions to purchase the Company’s Class A common stock. The fair value for the ESPP shares purchased during the June 2006, December 2005, June 2005 and December 2004 offering periods was $7.29, $6.37, $4.13 and $6.12, respectively. At December 31, 2006, 3,944,288 shares remain reserved for future issuance under the plan. Key assumptions used to apply this pricing model are as follows:

	June 2006 Offering	December 2005 Offering	June 2005 Offering	December 2004 Offering
Approximate risk-free interest rate	5.17%	5.01%	4.30%	3.17%
Expected life of the shares	6 months	6 months	6 months	6 months
Expected volatility of underlying stock price	29.6%	29.6%	29.6%	77.8%
Expected annual dividends	N/A	N/A	N/A	N/A

Review of Stock Option Granting Practices and Related Accounting—During the year ended December 31, 2006, the Company conducted a review of its stock option granting practices and related accounting. On May 19, 2006, the Company announced that its Board of Directors had established a special committee of independent directors to conduct a review of the Company’s stock option granting practices and related accounting with the assistance of independent legal counsel and forensic auditors. On November 6, 2006, the special committee reported to the Board of Directors regarding its findings, including that, for certain stock option grants, the legal grant dates when all necessary corporate action had been taken differed from the dates previously recorded by the Company for financial accounting and tax purposes. As a result of the special committee’s findings, the Company restated its historical financial statements to, among other things, record charges for stock-based compensation expense related to certain option grants and to account for the tax-related consequences. On November 29, 2006, the Company filed an Amendment No. 1 to its annual report on Form 10-K/A for the year ended December 31, 2005, an Amendment No. 1 to its quarterly report on Form 10-Q/A for the quarter ended March 31, 2006, and quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 to reflect the impact of the restatement on its historical financial statements. In addition, on February 23, 2007, in response to additional SEC guidance, the Company filed an Amendment No. 2 to its annual report on Form 10-K/A for the year ended December 31, 2005.

Remediation Plan Related to Review of Stock Option Granting Practices and Related Accounting—In connection with the review of the Company’s stock option granting practices, the special committee recommended a remediation plan to the Board of Directors to address the issues raised by its findings. On December 19, 2006, the Board of Directors approved the remediation plan, which included, among other things, the elimination of any excess benefit received by the Company’s current officers and members of its Board of Directors from options having been granted to them with exercise prices below the fair market value of the Company’s Class A common stock on the legal grant date, as determined by the special committee. For outstanding options, this was accomplished by amending each option to increase the exercise price to the fair market value on the legal grant date, without any compensation to the optionholder. In December 2006, eight of the Company’s senior officers and Directors amended the exercise prices of options to purchase an aggregate of 985,511 shares, thereby eliminating an aggregate excess benefit of approximately $6.5 million. For options that had been exercised, this was accomplished by compensating the Company for the amount of the excess benefit received upon exercise, after reduction for any taxes paid by the individual. In January 2007, five of the Company’s senior officers surrendered vested in-the-money options to purchase an aggregate of 23,269 shares, thereby surrendering an aggregate excess benefit of approximately $0.6 million (net of approximately $0.4 million in taxes paid by such

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

individuals). In addition, the Company took similar steps to eliminate any excess benefit received by certain former officers from the grant to them of options with exercise prices below fair market value. In December 2006 and January 2007, two former officers amended the exercise prices of options to purchase an aggregate of 423,333 shares, thereby eliminating an aggregate excess benefit of approximately $1.0 million, and surrendered vested in-the-money options to purchase an aggregate of 3,028 shares, thereby surrendering an aggregate excess benefit of approximately $0.1 million (net of taxes paid by such individuals). (See note 19.)

Tax Consequences under Internal Revenue Code Section 409A—As a result of the review of the Company’s stock option granting practices, the Company determined that a number of stock options were granted with exercise prices below the quoted market price of the Company’s Class A common stock on the date of grant. Under Section 409A of the Internal Revenue Code (Section 409A), part of recently enacted tax legislation, options that were granted with exercise prices below the quoted market price of the underlying stock on the date of grant and that vest after December 31, 2004 will likely be subject to unfavorable tax consequences that did not apply at the time of grant. In order to compensate the Company’s non-executive employees who previously exercised affected options and already incurred taxes and penalties under Section 409A, the Company made cash payments on behalf of such individuals for these taxes in January 2007 for an aggregate of approximately $0.8 million, which was recorded as a reduction to additional paid-in capital in the Company’s consolidated financial statements in the fourth quarter of 2006. In order to remedy the unfavorable personal tax consequences of Section 409A on holders of outstanding options, the Company conducted a tender offer in December 2006 for the affected options, pursuant to which the Company offered to amend the affected options to increase the option exercise price to the quoted market price on the revised grant date, and to give the option holders (excluding officers and Directors) a cash payment for the difference in option exercise price between the amended option and the original price. The Company accounted for the financial impact of the tender offer as a stock option modification under SFAS No. 123R resulting in an increase to stock-based compensation expense and additional paid-in capital of $0.3 million in the Company’s consolidated financial statements for the year ended December 31, 2006 and an additional $0.4 million to be recognized over the vesting period of the modified options. Following completion of the tender offer, in January 2007, the Company paid holders of options that were amended in the tender offer an aggregate of approximately $3.9 million, which was recorded as a reduction to additional paid-in capital in the Company’s consolidated financial statements in the fourth quarter of 2006.

3.    ACQUISITIONS

General—The acquisitions consummated by the Company during 2006, 2005 and 2004, have been accounted for under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (SFAS No. 141). The purchase prices have been allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as further discussed below.

During the years ended December 31, 2006, 2005 and 2004, the Company primarily acquired its tower assets from third parties in one of two types of transactions: the purchase of a business or the purchase of assets. The structure of each transaction affects the way the Company allocates purchase price within the consolidated financial statements. In the case of tower assets acquired through the purchase of a business, such as the Company’s merger with SpectraSite, Inc. described below, the Company allocates the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill. In the case of an asset purchase, the Company first allocates the purchase price to property and equipment for the appraised value of the towers and to identifiable intangible assets (primarily acquired customer base). The Company then records any remaining purchase price within intangible assets as a “network location intangible.”

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company completed its allocation of the purchase price in June 2006, which resulted in changes from the preliminary purchase price allocation previously reported, primarily related to the fair values attributed to the acquired tangible and intangible assets and related estimated useful lives. The Company completed its third-party valuation and an analysis of the acquired tenant and ground leases in June 2006, which form the basis for determining the cash flows used to value the customer intangible assets acquired and the estimated useful lives of the acquired assets. The final allocation of the purchase price resulted in changes to the fair values of certain assets and liabilities disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, as follows: a decrease of $80.0 million in total intangible assets, a decrease of $9.2 million in total tangible assets, a decrease of $33.3 million in the net deferred income tax liability, an increase of $1.4 million in other liabilities and a corresponding increase of $54.5 million in goodwill. The Company accounted for the difference between the depreciation and amortization expense recorded in connection with the preliminary and final allocation of the purchase price as a change in accounting estimate under SFAS No. 154, “Accounting Changes and Error Corrections.” The impact of this change in estimate was accounted for prospectively and was not material to the consolidated financial statements for the year ended December 31, 2006, nor will it be material to future periods.

The tables below summarize the final purchase price and the final allocation of the purchase price based on the fair values of the assets acquired and liabilities assumed and related deferred income taxes in connection with the merger.

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

The fair value of shares of Class A common stock issued and options and warrants assumed was determined using a value of $17.21 per share, which represents the average closing price of the Class A common stock from the two trading days before, to the two trading days after, the signing of the merger agreement and the public announcement of the merger. The fair value of the SpectraSite, Inc. options and warrants assumed was calculated using a Black-Scholes valuation model. Upon completion of the merger, the assumed SpectraSite, Inc. stock

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options were exercisable for an aggregate of 9.9 million shares of the Company’s Class A common stock. Of these options, options to purchase approximately 8.3 million shares were fully vested as of the closing date and the remaining unvested options to purchase 1.6 million shares vest monthly through the first quarter of 2008. The portion of the intrinsic value of the unvested options related to future service has been allocated to unearned compensation of $4.9 million and is being amortized over the remaining vesting periods, which range from approximately one to three years from the date of acquisition. Approximately $2.4 million was amortized to merger related expense in the accompanying consolidated financial statements for the year ended December 31, 2005 and the remaining amount was reclassified to additional paid-in capital in accordance with the January 1, 2006 adoption of SFAS No. 123R. The purchase price and residual goodwill has also been adjusted to reflect an estimated tax benefit of $35.1 million associated with the post merger exercises of options assumed in the merger. Transaction costs include investment banking, legal and accounting fees and other external costs directly related to the merger.

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

Other Acquisitions—During the years ended December 31, 2006, 2005 and 2004, the Company used cash to acquire a total of (i) 84 towers and 6 in-building systems for approximately $14.3 million, (ii) 30 towers for approximately $6.0 million and (iii) 214 towers for approximately $33.4 million, respectively. The tower acquistions were primarily in Mexico and Brazil under agreements with NII Holdings, Inc. and Iusacell Celular.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    PROPERTY AND EQUIPMENT

Property and equipment (including assets held under capital leases) consist of the following as of December 31, (in thousands):

	2006	2005
Towers	$4,170,902	$4,134,155
Equipment	199,689	167,504
Buildings and improvements	200,356	184,951
Land and improvements	225,079	215,974
Construction-in-progress	32,181	36,991

Total	4,828,207	4,739,575
Less accumulated depreciation and amortization	(1,610,083)	(1,279,049)

Property and equipment, net	$3,218,124	$3,460,526

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s carrying amount of goodwill was approximately $2.2 billion as of December 31, 2006 and $2.1 billion as of December 31, 2005, all of which related to its rental and management segment. The Company has selected December 1 as the date to perform its annual goodwill impairment test. In performing its 2006 and 2005 testing, the Company completed an internal appraisal and estimated the fair value of the rental and management reporting unit that contains goodwill utilizing future discounted cash flows and market information. Based on the appraisals performed, the Company determined that goodwill in its rental and management segment was not impaired.

The Company’s changes in the carrying value of goodwill for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Beginning balance as of January 1,	$2,142,551	$592,683
Acquired in connection with the SpectraSite merger and related allocation adjustments	54,463	1,549,868
Reduction associated with deferred tax assets recognized upon utilization of SpectraSite net operating and capital losses (see note 13)	(7,247)

Balance as of December 31,	$2,189,767	$2,142,551

The Company’s other intangible assets subject to amortization consist of the following as of December 31, (in thousands):

	2006	2005
Acquired customer base and network location intangibles	$1,755,201	$2,016,546
Acquired customer relationship intangible	775,000	590,000
Deferred financing costs	56,084	65,623
Acquired licenses and other intangibles	51,703	51,703

Total	2,637,988	2,723,872
Less accumulated amortization	(817,112)	(646,560)

Other intangible assets, net	$1,820,876	$2,077,312

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company amortizes its intangible assets over periods ranging from three to twenty years. Amortization of intangible assets for the years ended December 31, 2006 and 2005 aggregated approximately $174.0 million and $136.0 million, respectively (excluding amortization of deferred financing costs, which is included in interest expense). The Company expects to record amortization expense of approximately $173.4 million, $169.5 million, $167.8 million, $165.4 million and $162.2 million for the years ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

6.    NOTES RECEIVABLE

In 2000, the Company loaned TV Azteca, S.A. de C.V. (TV Azteca), the owner of a major national television network in Mexico, $119.8 million. The loan, which initially bore interest at 12.87%, payable quarterly, was discounted by the Company, as the fair value interest rate at the date of the loan was determined to be 14.25%. The loan was amended effective January 1, 2003 to increase the original interest rate to 13.11%. As of December 31, 2006 and 2005, approximately $119.8 million undiscounted ($108.2 million discounted) under the loan was outstanding and included in notes receivable and other long-term assets in the accompanying consolidated balance sheets. The term of the loan is seventy years; however, the loan may be prepaid by TV Azteca without penalty during the last fifty years of the agreement. The discount on the loan is being amortized to interest income—TV Azteca, net, using the effective interest method over the seventy-year term of the loan.

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

On a quarterly basis, the Company assesses the recoverability of its note receivable from TV Azteca. As of December 31, 2006 and 2005, the Company has assessed the recoverability of the note receivable from TV Azteca and concluded that no adjustment to its carrying value is required.

An executive officer and former director of the Company served as a director of TV Azteca from December 1999 to February 2006.

As of December 31, 2006 and 2005, the Company also had other long-term notes receivable outstanding of approximately $11.0 million and $11.1 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    FINANCING ARRANGEMENTS

Outstanding amounts under the Company’s long-term financing arrangements consisted of the following as of December 31, (in thousands):

	2006	2005
American Tower credit facility	$1,000,000	$793,000
SpectraSite credit facility	725,000	700,000
Senior subordinated notes	325,075	400,000
Senior subordinated discount notes, net of discount and warrant valuation		160,252
Senior notes, net of discount and premium	728,507	726,754
Convertible notes, net of discount	704,596	773,058
Notes payable and capital leases	59,838	60,365

Total	3,543,016	3,613,429
Less current portion of other long-term obligations	(253,907)	(162,153)

Long-term obligations	$3,289,109	$3,451,276

Credit Facilities—In October 2005, the Company refinanced the two existing credit facilities of its principal operating subsidiaries. The Company replaced the existing American Tower $1.1 billion senior secured credit facility with a new $1.3 billion senior secured credit facility and replaced the existing SpectraSite $900.0 million senior secured credit facility with a new $1.15 billion senior secured credit facility. In February 2007, the Company secured an additional $550.0 million under its credit facilities and drew down $250.0 million of the existing revolving loans under the American Tower credit facility. (See note 19.)

During the year ended December 31, 2006, the Company drew down the remaining amount available under the Delayed Draw Term Loan component of the American Tower credit facility and drew down $25.0 million of the Delayed Draw Term Loan component of the SpectraSite credit facility to finance debt redemptions and repurchases. In addition, on October 27, 2006, the remaining $175.0 million undrawn portion of the Delayed Draw Term Loan component of the SpectraSite facility was canceled pursuant to its terms.

As of December 31, 2006, the American Tower credit facility consists of the following:

•	a $300.0 million revolving credit facility, against which approximately $17.8 million of undrawn letters of credit are outstanding at December 31, 2006, maturing on October 27, 2010;

•	a $750.0 million Term Loan A, which is fully drawn, maturing on October 27, 2010; and

•	a $250.0 million Delayed Draw Term Loan, which is fully drawn, maturing on October 27, 2010.

The borrowers under the American Tower credit facility include ATI, American Tower, L.P., American Tower International, Inc. and American Tower LLC. The Company and the borrowers’ restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrowers and the restricted subsidiaries, with a carrying value aggregating approximately $4.5 billion at December 31, 2006.

As of December 31, 2006, the SpectraSite credit facility consists of the following:

•	a $250.0 million revolving credit facility, against which approximately $4.6 million of undrawn letters of credit were outstanding at December 31, 2006, maturing on October 27, 2010;

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	a $700.0 million Term Loan A, which is fully drawn, maturing on October 27, 2010; and

•	a $25.0 million Delayed Draw Term Loan, which is fully drawn at December 31, 2006, maturing on October 27, 2010.

The borrower under the SpectraSite credit facility is SpectraSite Communications, Inc. (SpectraSite). SpectraSite, its parent company (SpectraSite, LLC), and its restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrower and the restricted subsidiaries, with a carrying value aggregating approximately $4.0 billion at December 31, 2006.

Interest rates for the revolving loan and the term loan components of each of the credit facilities are determined at the option of the borrowers under the facility and range between 0.50% and 1.25% above the LIBOR rate for LIBOR based borrowings or between 0.0% and 0.25% above the defined base rate for base rate borrowings, in each case based on the applicable borrowers’ debt ratings. A quarterly commitment fee on the undrawn portion of each credit facility is required, ranging from 0.10% to 0.375% per annum, based on the applicable borrowers’ debt ratings. The combined weighted average interest rate related to the Company’s credit facilities was 5.92% and 5.03% for the years ended December 31, 2006 and 2005, respectively. Commitment fees incurred by the Company related to the credit facilities aggregated approximately $1.5 million and $3.1 million for the years ended December 31, 2006 and 2005, respectively.

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

Any failure to comply with the financial and operating covenants of the American Tower credit facility or the SpectraSite credit facility would not only prevent the Company from being able to borrow additional funds under the revolving loans, but would constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. As of December 31, 2006, the Company was in compliance with both of the foregoing tests.

Each credit facility has a term of five years and matures on October 27, 2010. All amounts will be due and payable in full at maturity. The credit facilities do not require amortization of principal and may be paid prior to maturity in whole or in part at the borrowers’ option without penalty or premium. The credit facilities allow the Company to use borrowings for general corporate purposes and, provided certain conditions are met, permit the use of borrowings under the credit facilities and internally generated funds to repurchase the Company’s equity securities and repurchase and refinance other indebtedness without additional lender approval.

Previous American Tower Credit Facilities—In 2005 and 2004, the Company amended its previous American Tower Credit facilities. In 2004, the Company refinanced its existing credit facility (2003 Credit Facility) with a new credit facility (2004 Credit Facility), and in May 2005, amended the 2004 Credit Facility. As discussed above, the 2004 Credit Facility was terminated and repaid in October 2005 in connection with the implementation of the Company’s American Tower credit facility.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the year ended December 31, 2004 the combined weighted average interest rate related to the Company’s previous American Tower credit facilities was 4.35%. Commitment fees incurred by the Company related to the previous American Tower credit facilities aggregated approximately $2.8 million for the year ended December 31, 2004.

Notes Offerings—The following is a description of the Company’s notes offerings during the years ended December 31, 2004 and 2003. The Company did not complete any notes offerings in the years ended December 31, 2006 and 2005.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions. The 7.125% Notes rank equally with the Company’s other senior unsecured debt obligations, the Company’s convertible notes and the 7.50% senior notes due 2012 (7.50% Notes) and are structurally and effectively junior to indebtedness outstanding under the American Tower and SpectraSite credit facilities and the ATI 7.25% senior subordinated notes due 2011 (ATI 7.25% Notes).

As of December 31, 2006 and 2005, the Company had a total of $503.5 million, net and $501.8 million, net ($500.0 million principal amount) outstanding, respectively, under the 7.125% Notes. These carrying values included as of December 31, 2006 and 2005, a premium of $3.9 million and $2.2 million, respectively, and a discount of $0.4 million and $0.5 million, respectively. The $3.9 million premium as of December 31, 2006 includes a call provision of $2.0 million as described in note 1.

7.50% Senior Notes—In February 2004, the Company sold $225.0 million principal amount of 7.50% Notes through an institutional private placement. The net proceeds of the offering were approximately $221.7 million, after deducting the commissions payable to the initial purchasers and other expenses related to the offering. The net proceeds were used to redeem all of the Company’s outstanding 6.25% convertible notes due 2009 (6.25% Notes) and repurchase a portion of the Company’s outstanding 5.0% convertible notes due 2010 (5.0% Notes), as discussed below.

The 7.50% Notes mature on May 1, 2012, and interest is payable semiannually in arrears on May 1 and November 1 of each year. The Company may redeem the 7.50% Notes after May 1, 2008. The initial redemption price on the 7.50% Notes is 103.75% of the principal amount, subject to a ratable decline after May 1 of the following year to 100% of the principal amount in 2010 and thereafter. The indenture for the 7.50% Notes contains certain covenants that restrict the Company’s ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions. The 7.50% Notes rank equally with the Company’s convertible notes and the 7.125% Notes and are structurally and effectively junior to indebtedness outstanding under the American Tower and SpectraSite credit facilities and the ATI 7.25% Notes.

As of December 31, 2006 and 2005 respectively, the Company had a total of $225.0 million outstanding under the 7.50% Notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In certain instances upon a fundamental change of control, the holders of the 3.00% Notes may elect to convert their notes based on a conversion rate adjustment and receive additional shares of the Company’s Class A common stock, the acquirer’s common stock or, at the election of the acquirer, in certain instances, such feature may be settled in cash. This feature qualifies as an embedded derivative under SFAS No. 133, for which the Company determined has no fair value as of December 31, 2006 and 2005. The Company will record any changes in fair value to the liability in future periods to other expense and will amortize the discount to interest expense within its consolidated statement of operations.

As of December 31, 2006 and 2005, the outstanding debt under the 3.00% Notes was $344.5 million and $344.4 million ($345.0 million principal amount), net of $0.5 million and $0.6 million discount, respectively.

ATI 7.25% Senior Subordinated Notes—In November 2003, ATI completed a private placement of $400.0 million principal amount of ATI 7.25% Notes. Net proceeds of approximately $389.3 million (after deducting the initial purchasers’ discounts and commissions and other expenses related to the offering) were used to prepay indebtedness under the Company’s 2003 Credit Facility.

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

As of December 31, 2006 and 2005, the Company had $325.1 million and $400.0 million outstanding under the ATI 7.25% Notes, respectively.

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

As described below, during the year ended December 31, 2006 and 2005, holders of $45.0 million and $57.1 million principal amount of the 3.25% Notes, respectively, converted their notes into shares of the Company’s Class A common stock. As of December 31, 2006 and 2005, the Company had $107.9 million and $152.9 million outstanding under the 3.25% Notes, respectively.

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

The ATI 12.25% Notes accrued no cash interest. Instead, the accreted value of each ATI 12.25% Note increased between the date of original issuance and maturity (August 1, 2008) at a rate of 12.25% per annum. The effective interest rate on the ATI 12.25% Notes (after giving effect to the accretion of the original discount and the accretion of the warrants) was 14.7% per annum. The warrants were exercisable at any time on or after January 29, 2006 and will expire on August 1, 2008. The redemption price of the ATI 12.25% Notes was 106.125% of the accreted value on the first redemption date, February 1, 2006, and was subject to a ratable decline the following year to 100% of the accreted value in 2008.

As of December 31, 2006, no ATI 12.25% Notes remained outstanding. As of December 31, 2005, the outstanding debt under the ATI 12.25% Notes was $227.7 million face amount ($160.3 million accreted value, net of $7.2 million fair value allocated to warrants), respectively.

Notes Repurchases, Redemptions and Conversions—The following is a description of the Company’s notes repurchases, redemptions and conversions during the years ended December 31, 2006, 2005 and 2004.

9 3/8% Senior Notes—During the year ended December 31, 2005, the Company redeemed an aggregate of $274.9 million principal amount of its 9 3/8% Notes, representing all of its outstanding 9 3/8% Notes. The

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company completed partial redemptions of 9 3/8% Notes in accordance with the terms of the indenture in January, July and September 2005 for an aggregate redemption price of $288.3 million, plus approximately $9.5 million in accrued interest. In connection with these redemptions, the Company recorded a charge of $17.9 million related to amounts paid in excess of carrying value and write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2005.

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

As of December 31, 2006 and 2005, no 9 3/8% Notes remained outstanding.

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

In December 2005, the Company issued a notice for the redemption on February 1, 2006 of all outstanding ATI 12.25% Notes. On February 1, 2006, the Company redeemed $227.7 million face amount ($162.1 million accreted value, net of $7.0 million fair value allocated to warrants) of ATI 12.25% Notes in accordance with the indenture at 106.125% of their accreted value for an aggregate of $179.5 million. The Company used $0.5 million in cash on hand and $179.0 million in borrowings under the Delayed Draw Term Loan component of the American Tower credit facility to fund the redemption. The Company recorded a charge of $19.9 million related to amounts paid in excess of carrying value and the write-off of related deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2006. Upon completion of this redemption, no ATI 12.25% Notes remained outstanding.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.25% Convertible Notes—During the year ended December 31, 2006, the Company issued an aggregate of 3,684,794 shares of Class A common stock upon conversion of approximately $45.0 million principal amount of 3.25% Notes. Pursuant to the terms of the indenture, the holders of the 3.25% Notes are entitled to receive 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversion, the Company paid such holders an aggregate of approximately $3.3 million, calculated based on the accrued and unpaid interest on the notes as of the date of conversion and the discounted value of the future interest payments on the notes. The Company recorded a charge of $3.3 million related to amounts paid in excess of carrying value, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2006. As of December 31, 2006, $107.9 million principal amount of 3.25% Notes remained outstanding. In February 2007, holders of an aggregate of $44.4 million principal amount of the 3.25% Notes converted their notes. (See note 19.)

During the year ended December 31, 2005, holders of an aggregate of $57.1 million principal amount of the 3.25% Notes converted their notes into an aggregate of 4.7 million shares of the Company’s Class A common stock pursuant to the terms of the indenture. In connection with these conversions, the Company paid such holders an aggregate of $4.9 million, calculated based on the accrued and unpaid interest on the notes as of the date of conversion and the discounted value of the future interest payments on the notes. The Company recorded a charge of $4.9 million related to amounts paid in excess of carrying value and write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the consolidated statement of operations for the year ended December 31, 2005.

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

As of December 31, 2006 and 2005, the Company had no outstanding 6.25% Notes.

5.0% Convertible Notes—During the year ended December 31, 2006, the Company repurchased in privately negotiated transactions $23.5 million of 5.0% convertible notes due 2010 (5.0% Notes) for $23.4 million in cash. In connection with these transactions, the Company recorded a charge of $0.1 million related to the write-off of related deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2006.

In February 2007, the Company conducted a cash tender offer for its outstanding 5.0% Notes. Pursuant to the tender offer the Company repurchased an aggregate of $192.5 million principal amount of notes for an aggregate of $192.6 million. Upon completion of this tender offer, $59.7 million principal amount of the Company’s 5.0% Notes remained outstanding. (See note 19.)

During the year ended December 31, 2004, the Company repurchased in privately negotiated transactions an aggregate of $73.7 million principal amount of its 5.0% Notes for approximately $73.3 million in cash. The Company recorded an aggregate charge of $0.7 million related to the write-off of deferred financing fees and amounts paid in excess of carrying value. Such loss is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2004.

As of December 31, 2006 and 2005, the Company had $252.2 million and $275.7 million outstanding under the 5.0% Notes, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ATI 7.25% Notes—During the year ended December 31, 2006, the Company repurchased in privately negotiated transactions $74.9 million principal amount of ATI 7.25% Notes for $77.3 million in cash. In connection with these transactions, the Company recorded a charge of $3.9 million related to amounts paid in excess of carrying value and the write-off of related deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2006.

As of December 31, 2006 and 2005, the Company had $325.1 million and $400.0 million outstanding under the ATI 7.25% Notes, respectively.

Capital Lease Obligations and Notes Payable—The Company’s capital lease obligations and notes payable approximated $59.8 million and $60.4 million as of December 31, 2006 and 2005, respectively. These obligations bear interest at rates ranging from 6.3% to 9.5% and mature in periods ranging from less than one year to approximately seventy years.

Maturities—As of December 31, 2006, aggregate carrying value of long-term debt, including capital leases, for the next five years and thereafter are estimated to be (in thousands):

Year Ending December 31,
2007	$253,907
2008	1,278
2009	654
2010	1,833,416
2011	338,501
Thereafter	1,112,253

Total cash obligations	$3,540,009
Accreted value of the discount and premium of 3.00% Notes and 7.125% Notes	3,007

Balance as of December 31, 2006	$3,543,016

The holders of the Company’s 5.0% Notes have the right to require the Company to repurchase their notes on specified dates prior to the maturity date in 2010, but the Company may pay the purchase price by issuing shares of Class A common stock, subject to certain conditions. Obligations with respect to the right of the holders to put the 5.0% Notes have been included in the table above as if such notes mature the date on which the put rights become exercisable in 2007. In February 2007, the Company conducted a cash tender offer for its outstanding 5.0% Notes to enable note holders to exercise their right to require the Company to purchase their notes. (See note 19.)

8.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company has entered into interest rate protection agreements to manage exposure on the variable rate debt under its credit facilities and to manage variability in cash flows relating to forecasted interest payments in connection with the likely issuance of new fixed rate debt that the Company expects to issue on or before July 31, 2007. Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. Such exposure is limited to the current value of the contract at the time the counterparty fails to perform. The Company believes its contracts as of December 31, 2006 and 2005 are with credit worthy institutions.

During the fourth quarter of 2005 and January 2006, the Company entered into a total of ten interest rate swap agreements to manage exposure to variable rate interest obligations under its American Tower and SpectraSite

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit facilities which the Company has designated as cash flow hedges. The eight American Tower swaps have an aggregate notional amount of $450.0 million and fixed rates ranging between 4.63% and 4.88% and the two SpectraSite swaps have an aggregate notional amount of $100.0 million and a fixed rate of 4.95%.

In August 2005, and as a result of the merger with SpectraSite, Inc., the Company acquired three interest rate swap instruments and one interest rate cap instrument. The three interest rate swaps, which had a fair value of $6.7 million at the date of acquisition, have an aggregate notional amount of $300.0 million, a fixed rate of 3.88% and expire in December 2009. The interest rate cap had a notional amount of $175.0 million, a fixed rate of 7.0%, and expired in February 2006. The interest rate swaps and the interest rate cap were not designated as cash flow hedges. The Company recorded $(0.2) million and $3.0 million of (expense) income, representing changes in fair market value which were charged to other income (expense) in the consolidated statements of operations for the years ended December 31, 2006 and 2005, respectively.

During the fourth quarter of 2006, the Company entered into four forward starting interest rate swap agreements to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the likely issuance of new fixed rate debt that the Company expects to issue on or before July 31, 2007. The swaps have been designated as cash flow hedges, have an aggregate notional amount of $900.0 million, fixed rates ranging between 4.73% and 5.10% and will be terminated upon issuance of new fixed rate debt. The Company is exposed to market risk for decreases in interest rates until termination of the swap and if it fails to issue such new fixed rate debt on or before such date. As of December 31, 2006, the Company expected to receive the fair value of these swap agreements of approximately $3.8 million. As of December 31, 2006, the Company would be required to pay approximately $19.1 million in cash upon settlement of the swaps if a 10% decline, or approximately 50 basis points, in interest rates were to occur from the fixed rate of the swaps between the issuance date and the settlement date of the swaps. In February 2007, the Company entered into two additional forward starting interest rate swap agreements. (See note 19.)

As of December 31, 2006, the carrying amounts of the Company’s derivative financial instruments, along with the estimated fair values of the related assets reflected in notes receivable and other long-term assets and (liabilities) reflected in other long-term liabilities in the accompanying consolidated balance sheet, are as follows (in thousands):

Derivative	Notional Amount	Interest Range	Term	Carrying Amount and Fair Value
Interest rate swaps	$450,000	4.63%-4.88%	Expiring in 2010	$4,143
Interest rate swaps	100,000	4.95%	Expiring in 2010	213
Interest rate swaps	300,000	3.88%	Expiring in 2009	9,471
Forward starting interest rate swap agreements	900,000	4.73%-5.10%	Expiring in 2012	3,753
Interest rate cap	25,000	8.0%	Expiring in 2007

Total				$17,580

During the year ended December 31, 2006, the Company recorded a net unrealized gain of approximately $6.5 million (net of a tax provision of approximately $3.5 million) in other comprehensive loss for the change in fair value of interest rate swaps designated as cash flow hedges and reclassified $0.7 million (net of an income tax benefit of $0.2 million) into results of operations during the year ended December 31, 2006. During the year ended December 31, 2005, the Company recorded a net unrealized loss of approximately $0.8 million (net of a

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax benefit of approximately $0.4 million) in other comprehensive loss for the change in fair value of interest rate swaps designated as cash flow hedges. No amounts were reclassified into results of operations during the year ended December 31, 2005.

9.    COMMITMENTS AND CONTINGENCIES

Lease Obligations—The Company leases certain land, office and tower space under operating leases that expire over various terms. Many of the leases contain renewal options with specified increases in lease payments upon exercise of the renewal option. Escalation clauses present in operating leases, excluding those tied to CPI or other inflation-based indices, are recognized on a straight-line basis over the non-cancelable term of the lease. (See note 1.)

Future minimum rental payments under non-cancelable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable tower site and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the lease. Such payments in effect at December 31, 2006 are as follows (in thousands):

Year Ending December 31,
2007	$208,257
2008	202,212
2009	199,286
2010	192,487
2011	184,406
Thereafter	2,529,484

Total	$3,516,132

Aggregate rent expense (including the effect of straight-line rent expense) under operating leases for the years ended December 31, 2006, 2005 and 2004 approximated $237.0 million, $168.7 million and $118.7 million, respectively.

Future minimum payments under capital leases (see note 7) in effect at December 31, 2006 are as follows (in thousands):

Year Ending December 31,
2007	$4,567
2008	4,017
2009	3,392
2010	3,270
2011	3,393
Thereafter	195,880

Total minimum lease payments	$214,519
Less amounts representing interest	(169,985)

Present value of capital lease obligations	$44,534

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum rental receipts expected from customers under non-cancelable operating lease agreements in effect at December 31, 2006 are as follows (in thousands):

Year Ending December 31,
2007	$1,131,677
2008	1,127,051
2009	1,091,778
2010	959,828
2011	769,028
Thereafter	2,305,040

Total	$7,384,402

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

On May 19, 2006, the Company received a subpoena from the United States Attorney’s Office for the Eastern District of New York for records and information relating to its stock option granting practices. The subpoena requests materials related to certain stock options granted between 1995 and the present. The Company continues to cooperate with the U.S. Attorney’s Office to provide the requested information and documents.

On May 26, 2006, a securities class action was filed in United States District Court for the District of Massachusetts against the Company and certain of its current officers by John S. Greenebaum for monetary relief. Specifically, the complaint names the Company, James D. Taiclet, Jr. and Bradley E. Singer as defendants and alleges that the defendants violated federal securities laws in connection with public statements made relating to the Company’s stock option practices and related accounting. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act) and SEC Rule 10b-5. In December 2006, the court appointed the Steamship Trade Association-International Longshoreman’s Association Pension Fund as the lead plaintiff.

On May 24, 2006 and June 14, 2006, two shareholder derivative lawsuits were filed in Suffolk County Superior Court in Massachusetts by Eric Johnston and Robert L. Garber, respectively. The lawsuits were filed against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties and unjust enrichment in connection with the Company’s stock option granting practices. The lawsuits also name the Company as a nominal defendant. The lawsuits seek to recover the damages sustained by the Company and disgorgement of all profits received with respect to the alleged backdated stock options. In October 2006, these two lawsuits were consolidated and transferred to the court’s Business Litigation Session.

On June 13, 2006, June 22, 2006 and August 23, 2006, three shareholder derivative lawsuits were filed in United States District Court for the District of Massachusetts by New South Wales Treasury Corporation, as Trustee for the Alpha International Managers Trust, Frank C. Kalil and Don Holland, and Leslie Cramer, respectively. The lawsuits were filed against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties, waste of corporate assets, gross mismanagement and unjust enrichment in connection with the Company’s stock option granting practices. The lawsuits also name the Company as a nominal defendant. In December 2006, the court consolidated these three lawsuits and appointed New South Wales Treasury Corporation as the lead plaintiff. On February 9, 2007, the plaintiffs filed a consolidated

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

complaint for alleged breaches of fiduciary duty, corporate waste, gross mismanagement, unjust enrichment, abuse of control, insider selling and misappropriation of information. The consolidated complaint asserts claims under Sections 14(a), 10(b) and 20(a) of the Exchange Act and SEC Rules 14a-9 and 10b-5. The plaintiffs seek to recover the damages sustained by the Company, disgorgement of all profits received with respect to the alleged backdated stock options, corporate governance changes and punitive damages.

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

On August 31, 2006, the Company received an Information Document Request from the Internal Revenue Service (IRS) for documents and information relating to its stock option granting practices and related accounting. The Information Document Request requests materials related to certain stock options granted between 1998 and 2005.

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

Verestar—Verestar, Inc., a subsidiary of the Company, filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003 in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court). In connection with the bankruptcy filing, the Company asserted certain claims against Verestar as an unsecured creditor. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against the Company for breaches by Verestar of those contracts as to which the Company is primarily or secondarily liable as a guarantor. The Company accrued its initial estimate of costs to settle these obligations of $10.0 million as of December 31, 2003 and has adjusted such estimate to reflect actual payments and changes in estimates made through December 31, 2006. The liability of $3.2 million is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2006 and 2005.

In June 2004, the Bankruptcy Court approved a stipulation between Verestar and the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) that permits the Committee to file claims on behalf of Verestar against the Company, its affiliates and certain current and former officers and directors of Verestar and the Company. The Committee requested and received authorization from the Bankruptcy Court to take discovery of the Company and certain of Verestar’s current and former officers and directors. The Company produced various documents and a limited number of depositions were conducted by the Committee. In July 2005, the Committee filed a complaint in the U.S. District Court for the Southern District of New York (District Court) against the Company and certain of its and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against the Company. (The case initially filed in the District Court has since been transferred to the Bankruptcy Court, and both cases are now pending as a single, consolidated case before the same Bankruptcy judge.) The Company may be obligated or may agree to indemnify certain of the defendants named in the litigation. The complaint originally filed in the District Court asserts various causes of action against the defendants, including declaratory judgment for alter

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ego, breach of fiduciary duty, conversion, conspiracy, tortuous interference with contract and business relations, deepening insolvency, and avoidance and recovery of fraudulent transfers and preferential transfers. In connection with those claims, the Committee is seeking unspecified compensatory damages of not less than $150.0 million, punitive damages and various costs and fees. The complaint originally filed in the Bankruptcy Court includes an objection to the Company’s claims against Verestar and seeks to recharacterize and equitably subordinate those claims. The complaint also seeks substantive consolidation of the Company’s assets and liabilities with Verestar’s assets and liabilities. During 2005, the Company, together with the individual defendants, filed motions to dismiss certain claims asserted in the complaints. In June 2006, the Bankruptcy Court dismissed all counts involving certain defendants, including the Company’s Chairman and Chief Executive Officer, James D. Taiclet, Jr. The Bankruptcy Court dismissed most other claims against the remaining individual defendants, leaving only claims of breach of the duty of loyalty and conversion. The Bankruptcy Court also dismissed certain claims against the Company, although several causes of action against the Company, including declaratory judgment for alter ego, remain. In August 2006, the Committee, the Company and the individual defendants agreed to mediation as an attempt to resolve the case. In September 2006, the Bankruptcy Court approved the decision to mediate and stayed all aspects of the case pending the completion of mediation. The parties must negotiate in good faith for a minimum of 60 days, but may continue mediation for as long as the parties believe that the mediation is effective. The mediation is expected to occur within the next two to three months. The outcome of this complex litigation, including the possibility of successful mediation, cannot be predicted by the Company with certainty, is dependent upon many factors beyond the Company’s control, and could take several years to resolve. In the opinion of management, the resolution of the claims made against the Company by the Committee will not likely have a material adverse effect on the Company’s consolidated financial position or liquidity. The Company has and will incur additional costs in connection with its involvement in the Verestar bankruptcy proceedings. Such costs are recorded as incurred and reflected within discontinued operations in the accompanying consolidated financial statements.

SBC Transactions—SpectraSite entered into an agreement with SBC Communications Inc. (SBC) for the lease or sublease of approximately 2,500 towers from SBC between December 2000 and August 2004. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SpectraSite has the option to purchase the sites subject to the lease or sublease upon their expiration. Each of the towers is assigned into an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by SBC. The aggregate purchase option price for the towers leased and subleased was approximately $310.1 million as of December 31, 2006, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by SpectraSite at the expiration of the lease or sublease, SBC has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the CPI.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL to acquire communications towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of 1,776 towers in tranches between April 2001 and March 2002. The Company has the option at the expiration of the sublease period, which will occur between April 2016 and March 2017 based on the original closing date for such tranche of towers, to purchase the tower sites at a purchase price per tower of $27,500 and will accrete at a rate of 3% per annum. The aggregate purchase option price for the subleased towers was approximately $57.9 million as of December 31, 2006. At ALLTEL’s option, at the expiration of the sublease period the purchase price will be payable in cash or with 769 shares of the Company’s Class A common stock per tower.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Build-to-Suit Agreements—As of December 31, 2006, the Company was party to various arrangements relating to the construction of tower sites under existing build-to-suit agreements. During the year ended December 31, 2006, the Company completed construction on 120 towers in Mexico pursuant to these build-to-suit agreements for an aggregate cost of approximately $17.5 million. As of December 31, 2006, the Company had completed construction on a total 251 towers in Mexico under the terms of these agreements, and the Company is obligated through March 2007 to construct approximately 32 additional towers in Mexico for an aggregate cost of approximately $5.4 million.

Guarantees and Indemnifications—The Company complies with the liability and measurement provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements, but do not guaranty future performance. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in duration and/or amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2006, is not aware of any agreements that could result in a material payment.

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of Company management, after consultation with counsel, other than the litigation related to the Company’s stock option granting practices and the Verestar bankruptcy discussed above, there are no matters currently pending which would, in the event of an adverse outcome, have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

10.    RELATED PARTY TRANSACTIONS

In addition to the related party transactions described in notes 2, 11, 14 and 19, the Company had the following related party transactions during the years ended December 31, 2006, 2005 and 2004.

In the fourth quarter of 2004, the Company entered into a consulting agreement with the brother of J. Michael Gearon, Jr. (Mr. Gearon), an executive officer of the Company, for the provision of implementation, development and deployment services on the Company’s projects in Brazil. Under the terms of the agreement, the Company agreed to pay the individual a consulting fee of $5,000 per month, plus expenses. The Company paid $64,600 of fees under this agreement during the year ended December 31, 2005, and the agreement was terminated.

In January 2004, the Company entered into an employment agreement with Steven B. Dodge (Mr. Dodge), the Company’s then Chairman and former Chief Executive Officer, that provided for Mr. Dodge to provide ongoing services as a part-time employee of the Company under the supervision of the Company’s current Chief Executive Officer. Under the employment agreement, Mr. Dodge receives an annual salary of $12,000, reimbursement of out of pocket business expenses and the continuation of vesting of outstanding stock options through the term of the employment agreement, which ends December 2012. At the initiation of the employment agreement, Mr. Dodge held unexercised stock options to purchase 4,435,867 shares of the Company’s Class A

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock, of which options to purchase 285,000 shares were unvested. As of December 31, 2006 and 2005, Mr. Dodge held outstanding options to purchase 1,480,997 shares and 1,909,997 shares, respectively, of which options to purchase 75,000 shares were unvested at December 31, 2005 and all outstanding options were fully vested at December 31, 2006. In February 2004, Mr. Dodge retired from the Company’s Board of Directors and as Chairman of the Company.

In December 2003, the Company entered into an employment agreement with Joseph Winn (Mr. Winn), the Company’s former Chief Financial Officer that provided for Mr. Winn to provide ongoing services as a part-time employee of the Company under the supervision of the Company’s current Chief Financial Officer. Under the employment agreement, Mr. Winn receives an annual salary of $12,000, reimbursement of out of pocket business expenses and the continuation of vesting of outstanding stock options through the term of the employment agreement, which ends March 2008. At the initiation of the employment agreement, Mr. Winn held unexercised stock options to purchase 999,679 shares of the Company’s Class A common stock, of which options to purchase 74,500 shares were unvested. In February 2004, the Company granted Mr. Winn options to purchase 363,333 shares of the Company’s Class A common stock, which were granted prior to but in connection with the surrender of options to purchase 495,000 shares of the Company’s Class A common stock in December 2004. The Company accounted for these transactions as an indirect repricing, resulting in stock-based compensation expense of $3.2 million and $2.8 million reflected in selling, general administrative and development expense for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2006 and 2005, Mr. Winn held outstanding options to purchase 363,333 shares, all of which were vested.

As of December 31, 2004, amounts outstanding under demand loans to certain executive officers approximated $0.1 million. These loans were made prior to July 30, 2002, and were repaid in full during the year ended December 31, 2005.

During the years ended December 31, 2006, 2005 and 2004, the Company retained certain affiliates of Nordblom Co. Inc., including Nordic Properties, to provide various real estate services in connection with the Company’s acquisition, financing, ownership and leasing of several properties. Services rendered by those companies included the following: advice in connection with the acquisition and mortgage financing of two office buildings in which the Company maintained regional offices; the management of those buildings; and the leasing of space in certain of these buildings. The Company paid the Nordblom companies, including Nordic Properties, an aggregate of $0.1 million in each of 2006, 2005 and 2004. Two brothers and the father of Mr. Dodge’s wife own the controlling interest of Nordblom Co. Inc. and Nordic Properties. Mr. Dodge’s wife has no interest in Nordblom Co. Inc. or Nordic Properties and Mr. Dodge was not involved in the negotiation of any of the arrangements.

11.    ATC INTERNATIONAL TRANSACTIONS

ATC Mexico Holding Corp.—During the year ended December 31, 2004, the Company purchased a 12.0% minority interest in ATC Mexico, and as a result, the Company owns 100% of ATC Mexico as of December 31, 2006 and 2005. In accordance with SFAS No. 141, the acquisitions have been accounted for under the purchase method of accounting. The purchase prices have been allocated to the net assets acquired (principally acquired customer base intangible assets) and liabilities assumed based on the estimated fair values at the date of acquisition. The Company purchased this interest in ATC Mexico from certain employees, including J. Michael Gearon, Jr. and William H. Hess, executive officers of the Company, who had initially acquired their interests through investment in ATC Mexico and pursuant to stock options granted under ATC Mexico’s stock option plan (ATC Mexico Plan).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2001, the Company entered into an agreement with Mr. Gearon pursuant to which he purchased an approximate 8.8% equity interest in ATC Mexico for approximately $8.4 million, consisting of cash and a secured note. Pursuant to the terms of the agreement, in the first quarter of 2004, Mr. Gearon exercised his right to require the Company to repurchase this interest for its then fair market value. In April 2004, the Company issued to Mr. Gearon 2,203,968 shares of its Class A common stock and paid $3.7 million in cash, representing 80% of the aggregate purchase price for Mr. Gearon’s interest in ATC Mexico. Payment of the remaining 20% of the purchase price of $7.3 million, plus interest, was contingent upon ATC Mexico satisfying certain performance criteria. In February 2005, the Company’s Board of Directors determined that the performance criteria had been satisfied, and the Company paid Mr. Gearon $7.7 million in cash. The Company’s Board of Directors approved the determination of the fair market value of Mr. Gearon’s interest with the assistance of an independent financial advisor.

In May 2002, in connection with Mr. Gearon’s investment, options to purchase 318 shares of ATC Mexico common stock, representing an approximate 3.2% equity interest, were granted under to the ATC Mexico Plan to certain employees, including Mr. Hess, who received an option to purchase 144 shares. In the first quarter of 2004, in connection with the exercise by Mr. Gearon of his right to require us to purchase his interest in ATC Mexico, these options vested in full and were exercised. The holders had the right to require the Company to purchase their shares of ATC Mexico at their then fair market value six months and one day following their issuance. In October 2004, this repurchase right was exercised, and the Company issued to these employees an aggregate of 1,155,678 shares of Class A common stock, representing 80% of the aggregate purchase price for their collective interests. Payment of the remaining 20% of the purchase price of 218,566 shares of Class A common stock was contingent upon ATC Mexico satisfying certain performance criteria. In February 2005, the Company’s Board of Directors determined that the performance criteria had been satisfied, and the Company issued to these employees shares of Class A common stock, with an aggregate market value of $3.9 million. The Company’s Board of Directors approved the determination of the fair market value of the interests held by these employees with the assistance of an independent financial advisor. The Company recorded the aggregate purchase price of these shares of $3.9 million in the accompanying consolidated balance sheet as of December 31, 2005. In accordance with SFAS No. 141, the acquisition has been accounted for under the purchase method of accounting. The purchase prices have been allocated to the net assets acquired (principally intangible assets) and liabilities assumed based on the estimated fair values at the date of acquisition.

ATC South America Holding Corp.—During the year ended December 31, 2006, the Company purchased a 9.3% minority interest in ATC South America, and as a result, the Company owns 100% of ATC South America. The Company purchased this interest in ATC South America from certain employees, including Messrs. Gearon and Hess, who initially acquired their interests through investment in ATC South America and pursuant to stock options granted under ATC South America’s stock option plan (ATC South America Plan).

In March 2004, the Company entered into an agreement with Mr. Gearon pursuant to which he purchased an approximate 1.6% equity interest in ATC South America for approximately $1.2 million in cash. Pursuant to the terms of the agreement, in October 2005, Mr. Gearon exercised his right to require the Company to repurchase this interest for its then fair market value. In April 2006, the Company completed the purchase of Mr. Gearon’s interest in ATC South America and paid Mr. Gearon $3.8 million in cash, including interest, which was the fair market value of his interest on the date of exercise of his repurchase right, as determined by the Company’s Board of Directors with the assistance of an independent financial advisor.

In the first quarter of 2004, in connection with Mr. Gearon’s investment, options to purchase 6,024 shares of ATC South America common stock, representing an approximate 10.3% equity interest, were granted under the ATC South America Plan to officers and employees, including Messrs. Gearon and Hess, who received options

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to purchase 3,924 and 911 shares, respectively. In October 2005, in connection with the exercise by Mr. Gearon of his right to require the Company to purchase his interest in ATC South America, these options vested in full and were exercised. Upon exercise of these options, the holders received 4,428 shares of ATC South America, net of 1,596 shares retained by the Company to satisfy employee tax withholding obligations. The 1,596 shares retained by the Company were treated as a repurchase of a minority interest in accordance with SFAS No. 141. As a result, the Company recorded a purchase price allocation adjustment of $5.6 million as an increase to intangible assets and a corresponding increase in minority interest as of the date of acquisition.

The holders had the right to require the Company to purchase their shares of ATC South America at their then fair market value six months and one day following their issuance. In April 2006, this repurchase right was exercised, and the Company paid these holders an aggregate of $18.9 million in cash, which was the fair market value of their interests on the date of exercise of their repurchase right, as determined by the Company’s Board of Directors with the assistance of an independent financial advisor.

12.    IMPAIRMENTS, NET LOSS ON SALE OF LONG-LIVED ASSETS, RESTRUCTURING AND MERGER RELATED EXPENSE

The significant components reflected in impairments, net loss on sale of long-lived assets, restructuring and merger related expense in the accompanying consolidated statements of operations include the following:

Impairments and Net Loss on Sale of Long-Lived Assets—During the years ended December 31, 2006, 2005 and 2004, the Company recorded impairments and net loss on sale of long-lived assets (primarily related to its rental and management segment) of $3.0 million, $19.1 million and $22.3 million, respectively.

•

Non-Core Asset Impairment Charges—During the years ended December 31, 2006 and 2005 respectively, the Company recorded net losses associated with the sales of certain non-core towers and other assets, as well as impairment charges to write-down certain assets to net realizable value after an indicator of potential impairment had been identified. As a result, the Company recorded net losses and impairments of approximately $2.0 million, $16.8 million and $17.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The net loss for the year ended December 31, 2006 is comprised net losses from asset sales and other impairments of $7.0 million, offset by gains from asset sales of $5.1 million.

•

Construction-In-Progress Impairment Charges—For the years ended December 31, 2006, 2005 and 2004, the Company wrote-off approximately $1.0 million, $2.3 million and $4.6 million, respectively, of construction-in-progress costs, primarily associated with sites that it no longer planned to build.

Restructuring Expense—The following table displays activity with respect to the accrued restructuring liability for the years ended December 31, 2004, 2005 and 2006 (in thousands):

	Liability as of January 1, 2004	2004 Expense	2004 Cash Payments	Liability as of December 31, 2004	2005 Expense	2005 Cash Payments	Liability as of December 31, 2005	2006 Expense	2006 Cash Payments	Liability as of December 31, 2006
Employee separations	$2,239	$823	$(2,397)	$665	$84	$(448)	$301	$(267)	$(34)	$0
Lease terminations and other facility closing costs	1,450	(131)	(888)	431	12	(325)	118	(10)	(108)	0

Total	$3,689	$692	$(3,285)	$1,096	$96	$(773)	$419	$(277)	$(142)	$0

The accrued restructuring liability is reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2005. During the year ended December 31, 2006, the Company

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

decreased its accrued restructuring liability due to changes in previous estimates by $0.3 million as it no longer has any employee separation liabilities, lease terminations or other facility closing cost liabilities.

Merger Related Expense—During the year ended December 31, 2005, the Company assumed certain obligations, as a result of the merger with SpectraSite, Inc., primarily related to employee separation costs of former SpectraSite employees. Severance payments made to former SpectraSite, Inc. employees were subject to plans and agreements established by SpectraSite, Inc. and assumed by the Company in connection with the merger. These costs were recognized as an assumed liability in the preliminary purchase price allocation. In addition, the Company also incurred certain merger related costs for additional employee retention and separation costs incurred during the years ended December 31, 2006 and 2005. The following table displays the activity with respect to this accrued liability for the years ended December 31, 2006 and 2005 (in thousands):

	Assumed Merger Liability	2005 Expense	2005 Cash Payments	Liability as of December 31, 2005	2006 Expense	2006 Cash Payments	Other	Liability as of December 31, 2006
Employee separations	$22,373	$5,074	$(6,484)	$20,963	$496	$(12,389)	$(1,743)	$7,327

The current portion of the liability of $5.8 million and $14.5 million is reflected in accounts payable and accrued expenses and the long-term portion of the liability of $1.5 million and $6.5 million is reflected in other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2006 and 2005, respectively. The Company expects to pay the long-term portion of these merger related liabilities through the third quarter of 2008.

The Company also modified certain option awards to revise vesting and exercise terms for certain employees that were terminated in connection with the SpectraSite, Inc. merger. The Company recorded a charge of $1.6 million, which is included in merger related expense and additional paid-in capital in the accompanying consolidated financial statements for the year ended December 31, 2005.

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

The income tax (provision) benefit from continuing operations was comprised of the following for the years ended December 31, (in thousands):

	2006	2005	2004
Current	$(24,233)	$(16,755)	$(12,267)
Deferred:
Federal	(28,488)	6,230	104,626
State	(3,647)	6,783	6,937
Foreign	(1,389)	(1,342)	(8,110)
Less:
Decrease (increase) in valuation allowance	15,989	(630)	(7,848)

Income tax (provision) benefit	$(41,768)	$(5,714)	$83,338

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The domestic and international components of income (loss) from continuing operations before income taxes, minority interest and loss on equity method investments were as follows for the years ended December 31, (in thousands):

	2006	2005	2004
United States	$43,946	$(148,641)	$(325,865)
International	26,918	13,087	753

Total	$70,864	$(135,554)	$(325,112)

A reconciliation between the U.S. statutory rate from continuing operations and the effective rate was as follows for the years ended December 31,

	2006	2005	2004
Statutory tax rate	35%	(35)%	(35)%
State taxes, net of federal benefit	2	(2)	(4)
Non-deductible losses on retirement of long-term obligations	2	1
Non-deductible compensation	3	1
Foreign taxes	18	13	7
Audit related changes in estimates	11	22
Other (primarily valuation allowance)	(12)	4	6

Effective tax rate	59%	4%	(26)%

The components of the net deferred tax asset and related valuation allowance are as follows (in thousands):

	2006	2005
Current assets:
Current tax refund claim	$64,989	$31,359
Allowances, accruals and other items not currently deductible	23,496

Net short-term deferred tax assets	$88,485	$31,359

Long-term items:
Assets:
Net operating loss carryforwards	860,372	891,287
Refund receivable from net operating loss carryback		96,124
Capital loss carryforwards	17,799	39,769
Basis step-up from corporate restructuring and tax planning strategies	59,873	69,092
Items not currently deductible and other	156,094	136,381
Liabilities:
Depreciation and amortization	(164,372)	(257,084)
Other	(138,840)	(103,483)

Subtotal	790,926	872,086
Less: Valuation allowance	(308,216)	(348,793)

Net long-term deferred tax assets	$482,710	$523,293

For the year ended December 31, 2006, the Company increased net deferred tax assets by $7.2 million with a corresponding reduction of goodwill associated with the utilization of net operating and capital losses acquired in connection with the SpectraSite merger described in note 3. These deferred tax assets were assigned a full valuation allowance as part of the final SpectraSite purchase price allocation in June 2006, as evidence available at the time did not support that losses were more likely than not to be realized.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis step-up from corporate restructuring represents the tax effects of increasing the basis for tax purposes of certain of the Company’s assets in conjunction with its spin-off from American Radio Systems Corporation, its former parent company.

At December 31, 2006, the Company had net federal and state operating loss carryforwards available to reduce future taxable income of approximately $2.1 billion and $2.5 billion, respectively. If not utilized, the Company’s net operating loss carryforwards expire as follows (in thousands):

Years ended December 31,	Federal	State
2007 to 2011		$438,967
2012 to 2016		478,502
2017 to 2021	$617,039	1,001,789
2022 to 2026	1,476,644	629,354

Total	$2,093,683	$2,548,612

SFAS No. 109, “Accounting for Income Taxes,” requires that companies record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2006, the Company has provided a valuation allowance of approximately $308.2 million, including approximately $153.6 million attributable to SpectraSite, primarily related to net operating loss and capital loss carryforwards assumed as of the acquisition date. The balance of the valuation allowance primarily relates to net state deferred tax assets. The Company has not provided a valuation allowance for the remaining deferred tax assets, primarily its federal net operating loss carryforwards, as management believes the Company will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability. Approximately $148.3 million of the SpectraSite valuation allowances as of December 31, 2006 will be recorded as a reduction to goodwill if the underlying deferred tax assets are utilized.

The Company intends to recover a portion of its deferred tax asset through its federal income tax refund claims related to the carry back of certain federal net operating losses. In June 2003 and October 2003, the Company filed federal income tax refund claims with the IRS relating to the carry back of $380.0 million of net operating losses generated prior to 2003, of which the Company initially anticipated receiving approximately $90.0 million. Based on preliminary discussions with tax authorities, the Company revised its estimate of the net realizable value of the federal income tax refund claims during the year ended December 31, 2005, and anticipates receiving a refund of approximately $65.0 million, plus interest. The Company expects settlement of this matter in the first half of 2007, however, there can be no assurances with respect to the timing of any refund. Because of the uncertainty associated with the claim, the Company has not recognized any amounts related to interest.

The recoverability of the Company’s remaining net deferred tax asset has been assessed utilizing stable state (no growth) projections based on its current operations. The projections show a significant decrease in depreciation in the later years of the carryforward period as a result of a significant portion of its assets being fully depreciated during the first fifteen years of the carryforward period. Accordingly, the recoverability of the net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on its current outlook of future taxable income during the carryforward period, management believes that the net deferred tax asset will be realized.

The realization of the Company’s deferred tax assets as of December 31, 2006 will be dependent upon its ability to generate approximately $1.4 billion in taxable income from January 1, 2007 to December 31, 2026. If the Company is unable to generate sufficient taxable income in the future, or carry back losses, as described above, it

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will be required to reduce its net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

From time to time the Company is subject to examination by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. During the year ended December 31, 2005, the Company recorded a $29.5 million income tax provision to reflect a reduction in management’s estimate of the net realizable value of the Company’s pending federal income tax refund claims as described above. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2006.

Depending on the resolution of the Verestar bankruptcy proceedings described in notes 9 and 16, the Company may be entitled to a worthless stock or bad debt deduction for its investment in Verestar. Prior to commencement of the bankruptcy proceedings, the Company had advanced over $522.0 million to fund Verestar’s operations. No income tax benefit has been provided for these potential deductions due to the uncertainty surrounding the bankruptcy proceedings.

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

Preferred Stock—As of December 31, 2006 and 2005, the Company was authorized to issue up to 20.0 million shares of $.01 par value preferred stock. As of December 31, 2006 and 2005, there were no preferred shares issued or outstanding.

Common Stock—As of December 31, 2006 and 2005, the Company was authorized to issue up to 1.0 billion shares of its $.01 par value per share Class A common stock. Prior to February 2004, the Company was also authorized to issue shares of its Class B common stock and Class C common stock. The Class A stockholders are entitled to one vote per share, the Class B stockholders were entitled to ten votes per share and the Class C common stock was non-voting. The Class B common stock and Class C common stock were exchangeable for shares of Class A common stock on a one-for-one basis. In February 2004, all outstanding shares of Class B common stock were converted into shares of Class A common stock on a one-for-one basis pursuant to the occurrence of the “Dodge Conversion Event” as defined in the Company’s charter. Also in February 2004, all outstanding shares of Class C common stock were converted into shares of Class A common stock on a one-for-one basis. In August 2005, the Company amended and restated its charter to, among other things, eliminate the Class B common stock and Class C common stock. During the year ended December 31, 2004, holders of Class B and Class C common stock exchanged a total of 8,194,443 of their shares for shares of Class A common stock.

Warrants—In January 2003, the Company issued warrants to purchase approximately 11.4 million shares of its Class A common stock in connection with the ATI 12.25% Notes offering. These warrants became exercisable on January 29, 2006 at an exercise price of $0.01 per share and will expire on August 1, 2008. (See note 7.)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2005, in connection with the merger with SpectraSite, Inc., the Company assumed warrants to purchase shares of SpectraSite, Inc. common stock. (See note 3.) As of the merger completion date, each warrant was exercisable for two shares of SpectraSite, Inc. common stock at an exercise price of $32 per warrant. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase shares of the Company’s Class A common stock, such that upon exercise of each warrant, the holder has a right to receive 3.575 shares of American Tower Class A common stock in lieu of each share of SpectraSite, Inc. common stock that would have been receivable under each assumed warrant prior to the merger. Upon completion of the Company’s merger with SpectraSite, Inc., these warrants were exercisable for approximately 6.8 million shares of Class A common stock. Warrants to purchase approximately 2.2 million shares and 6.4 million shares of Class A common stock remained outstanding as of December 31, 2006 and 2005, respectively. These warrants will expire on February 10, 2010.

In addition, as of December 31, 2004, the Company had warrants outstanding to purchase approximately 2.7 million shares of its Class A common stock at an exercise price of $22.00 per share. These warrants expired in January 2005.

Stock Option Plans—The Company maintains a stock option plan for directors, officers and employees (the Plan), which provides for non-qualified and incentive stock options. Exercise prices in the case of incentive stock options are not less than the fair market value of the underlying common stock on the date of grant. Exercise prices in the case of non-qualified stock options are set at the discretion of the compensation committee of the Company’s Board of Directors. As of December 31, 2006, the option pool under the Plan consists of 30.4 million shares of common stock. Option grants generally vest ratably over various periods, generally four years, and generally expire ten years from the date of grant.

In August 2005, in connection with the merger with SpectraSite, Inc., the Company assumed stock options granted under SpectraSite’s 2003 Equity Incentive Plan. Upon completion of the merger, the options to purchase shares of SpectraSite, Inc. common stock automatically converted into options to purchase shares of the Company’s Class A common stock, such that upon exercise of each option, the holder has a right to receive 3.575 shares of Class A common stock in lieu of each share of SpectraSite, Inc. common stock that would have been receivable under each assumed stock option prior to the merger, at an exercise price per share equal to the exercise price of the SpectraSite, Inc. option prior to the merger divided by 3.575. Upon completion of the merger, the assumed SpectraSite, Inc. stock options were exercisable for an aggregate of 9.9 million shares of the Company’s Class A common stock. Of these options, options to purchase approximately 8.3 million shares were fully vested as of the merger date and the remaining unvested options to purchase 1.6 million shares vest monthly through the first quarter of 2008. Options to purchase approximately 0.6 million and 2.0 million of Class A common stock remained outstanding as of December 31, 2006 and 2005, respectively. The Company does not plan to grant any additional options under this plan.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s option activity for the periods presented:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2004	18,534,608	$10.14
Granted	5,288,099	11.25
Exercised	(6,249,324)	6.41
Cancelled	(2,283,064)	13.36

Outstanding as of December 31, 2004	15,290,319	$11.55

Granted	7,105,650	19.74
Options assumed in merger with SpectraSite, Inc.	9,878,295	5.54
Exercised	(11,106,693)	5.70
Cancelled	(764,069)	16.45

Outstanding as of December 31, 2005	20,403,502	$14.48
Granted	4,806,231	31.69
Exercised	(3,884,812)	10.26
Cancelled	(889,327)	19.48

Outstanding as of December 31, 2006	20,435,594	$19.67	6.84	$362.5

Exercisable as of December 31, 2004	8,121,719	$14.34
Exercisable as of December 31, 2005	9,416,743	$13.03
Exercisable as of December 31, 2006	9,640,338	$15.14	4.95	$216.1
Vested or expected to vest as of December 31, 2006	19,714,818	$19.46	6.77	$354.0

The following table sets forth information regarding options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
Outstanding Number of Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
1,007,570	$0.75 —$ 3.66	$3.42	5.48	1,007,570	$3.42
1,584,064	3.84 — 10.00	6.39	4.44	1,577,160	6.38
3,013,971	10.50 — 12.11	11.15	6.04	2,392,971	11.21
3,492,554	12.29 — 18.15	15.78	6.99	1,336,914	15.12
2,232,725	18.16 — 18.60	18.60	8.15	306,463	18.59
2,804,145	18.67 — 22.43	22.02	6.43	1,364,995	21.60
1,504,700	22.55 — 31.06	27.17	3.59	1,391,225	27.46
4,795,865	31.50 — 53.62	32.42	8.97	263,040	45.64

20,435,594	$0.75 —$53.62	$19.67	6.84	9,640,338	$15.14

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ATC Mexico Stock Option Plan—As of December 31, 2006, the Company maintains a stock option plan for its ATC Mexico subsidiary (ATC Mexico Plan). The ATC Mexico Plan provides for the issuance of options to officers, employees, directors and consultants of ATC Mexico. The ATC Mexico Plan limits the number of shares of common stock which may be granted to an aggregate of 360 shares, subject to adjustment based on changes in ATC Mexico’s capital structure. During 2002, ATC Mexico granted options to purchase 318 shares of ATC Mexico common stock to officers and employees. Such options were issued at one time with an exercise price of $10,000 per share. The exercise price per share was at fair market value as determined by the Board of Directors with the assistance of an independent appraisal performed at the Company’s request. The fair value of ATC Mexico Plan options granted during 2002 were $3,611 per share as determined by using the Black-Scholes option pricing model. As described in note 11, all outstanding options were exercised in March 2004. No options under the ATC Mexico Plan were outstanding as of December 31, 2006 and 2005. In February 2007, the Company terminated the ATC Mexico Plan. (See note 11.)

ATC South America Stock Option Plan—As of December 31, 2006, the Company maintains a stock option plan for its ATC South America subsidiary (ATC South America Plan). The ATC South America Plan provides for the issuance of options to officers, employees, directors and consultants of ATC South America. The ATC South America Plan limits the number of shares of common stock which may be granted to an aggregate of 6,144 shares, (an approximate 10.3% interest on a fully-diluted basis), subject to adjustment based on changes in ATC South America’s capital structure. During 2004, ATC South America granted options to purchase 6,024 shares of ATC South America common stock to officers and employees, including Messrs. Gearon and Hess, who received options to purchase an approximate 6.7% and 1.6% interest, respectively. Such options were issued at one time with an exercise price of $1,349 per share. The exercise price per share was at fair market value on the date of issuance as determined by the Board of Directors with the assistance of an independent financial advisor performed at the Company’s request. The fair value of ATC South America Plan options granted during 2004 were $79 per share as determined by using the Black-Scholes option pricing model. Options granted vest upon the earlier to occur of (a) the exercise by or on behalf of Mr. Gearon of his right to sell his interest in ATC South America to the Company, (b) the exercise by the Company of its right to acquire Mr. Gearon’s interest in ATC South America, or (c) July 1, 2006. These options expire ten years from the date of grant. No options under the ATC South America Plan were exercised or cancelled in 2004, and no options were exercisable as of December 31, 2004. In October 2005, in connection with the exercise by Mr. Gearon’s of his right to require the Company to purchase his interest in ATC South America, all options granted pursuant to the ATC South America Stock Option Plan vested in full and were exercised. Upon exercise of these options, the holders received 4,428 shares of ATC South America (representing a 7.8% interest), net of 1,596 shares retained by the Company to satisfy employee tax withholding obligations. The employees holding these shares had the right to require the Company to purchase their interests in ATC South America six months following their issuance. In April 2006, this repurchase right was exercised, and the Company completed the purchase of these interests in ATC South America. The Company paid these employees an aggregate of $18.9 million in cash in consideration for their interests in ATC South America, which was the fair market value of their interests on the date of exercise of their repurchase right, as determined by the Company’s Board of Directors with the assistance of an independent financial advisor. No options under the ATC South America Plan were granted in 2006, and as of December 31, 2006 and 2005, no options were outstanding under the ATC South America Plan. In February 2007, the Company terminated the ATC South America Plan (See note 11.)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Direct Stock Purchase Plan—During 2004, the Company established a direct stock purchase plan for all eligible investors. Under the plan, shares of the Company’s Class A common stock may be purchased without payment of a brokerage fee, at a discount, by making an initial cash investment of at least $1,000 and up to $10,000. During the year ended December 31, 2004, 295 shares of Class A common stock were purchased at weighted average prices per share of $15.01. At December 31, 2006 and 2005, 24,999,705 shares, respectively, remained reserved for future issuance under the plan. The Company suspended the direct stock purchase plan in May 2005. During the years ended December 31, 2006 and 2005, there were no shares purchased under the plan.

Stock Repurchase Program—In November 2005, the Company announced that its Board of Directors had approved a stock repurchase program for the repurchase of up to $750.0 million of the Company’s Class A common stock through December 2006. On May 23, 2006, the Company announced that it was temporarily suspending repurchases under its stock repurchase program in light of the uncertainty surrounding the pending review of its stock option granting practices and the related governmental proceedings. (See note 9.) On December 20, 2006, the Company announced that it was resuming repurchases of its Class A common stock. During the year ended December 31, 2006, the Company repurchased 10.1 million shares of its Class A common stock for an aggregate of $321.8 million, of which $306.9 million was paid in cash prior to December 31, 2006 and $14.9 million was included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2006. As of December 31, 2005, the Company had repurchased 2.8 million shares of its Class A common stock for an aggregate of $76.6 million, of which $68.9 million was paid in cash prior to December 31, 2005 and $7.7 million was included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2005. As of December 31, 2006, the Company had repurchased an aggregate of 12.9 million shares of its Class A common stock for an aggregate of $398.4 million pursuant to its stock repurchase program. In February 2007, the Company’s Board of Directors approved a new stock repurchase program pursuant to which the Company intends to repurchase up to $1.5 billion of its Class A common stock through February 2008. (See note 19.)

15.    BUSINESS SEGMENTS

As of December 31, 2006, the Company operates in two business segments: rental and management and network development services. The rental and management segment provides for the leasing and subleasing of antenna sites on multi-tenant towers and other properties for a diverse range of customers primarily in the wireless communications and broadcast industries. The network development services segment offers services activities that support the Company’s rental and management operations and the addition of new tenants and equipment on the Company’s towers, including site acquisition, zoning, permitting and structural analysis.

The accounting policies applied in compiling segment information below are similar to those described in note 1. In evaluating financial performance, management focuses on segment gross margin and segment operating profit (loss). The Company defines segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the rental and management segment operating profit and segment gross margin also include interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit (loss) are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), minority interest in net earnings of subsidiaries, income (loss) on equity method investments, income taxes and discontinued operations.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial information concerning the Company’s reportable segments as of and for the years ended December 31, 2006, 2005 and 2004 is shown in the tables below. The Other column below represents amounts excluded from specific segments, such as stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; impairments, net loss on sale of long-lived assets, restructuring and merger related expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as well as reconciles segment operating profit (loss) to income (loss) before income taxes, minority interest and income (loss) on equity method investments. Segment gross margin for the years ended December 31, 2006, 2005 and 2004 includes non-cash straight-line revenue of $58.3 million, $30.3 million and $24.8 million, respectively and non-cash straight-line expense of $26.8 million, $15.9 million and $12.1 million, respectively. (See note 1.)

	R&M	Services	Other	Total
	(in thousands)
Year Ended December 31, 2006
Segment revenues	$1,294,068	$23,317		$1,317,385
Segment operating expenses	332,246	11,291		343,537
Interest income, TV Azteca, net	14,208			14,208

Segment gross margin	976,030	12,026		988,056

Selling, general, administrative and development expenses	61,113	4,975	$93,236	159,324
Depreciation, amortization and accretion	517,857	1,537	8,657	528,051
Other expenses			229,817	229,817

Income (loss) before income taxes	$397,060	$5,514	$(331,710)	$70,864

Capital expenditures – continuing operations	$120,537	1,561	$5,000	$127,098

	R&M	Services	Other	Total
	(in thousands)
Year Ended December 31, 2005
Segment revenues	$929,762	$15,024		$944,786
Segment operating expenses	247,781	8,346		256,127
Interest income, TV Azteca, net	14,232			14,232

Segment gross margin	696,213	6,678		702,891

Selling, general, administrative and development expenses	58,367	3,635	$46,057	108,059
Depreciation, amortization and accretion	398,715	2,028	10,511	411,254
Other expenses			319,132	319,132

Income (loss) before income taxes	$239,131	$1,015	$(375,700)	$(135,554)

Capital expenditures – continuing operations	$82,155	$2,308	$4,174	$88,637

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	R&M	Services	Other	Total
	(in thousands)
Year Ended December 31, 2004
Segment revenues	$684,422	$22,238		$706,660
Segment operating expenses	195,242	16,220		211,462
Interest income, TV Azteca, net	14,316			14,316

Segment gross margin	503,496	6,018		509,514

Selling, general, administrative and development expenses	42,070	2,581	$38,443	83,094
Depreciation, amortization and accretion	316,587	2,159	10,703	329,449
Other expenses			422,083	422,083

Income (loss) before income taxes	$144,839	$1,278	$(471,229)	$(325,112)

Capital expenditures—continuing operations	$37,453	$290	$3,768	$41,511

Capital expenditures—discontinued operations				$670

Additional information relating to the Company’s operating segments is as follows (in thousands):

	Total Assets
	2006	2005
Rental and Management	$7,655,701	$7,899,562
Network Development Services	20,670	26,716
Other	936,848	860,576

	$8,613,219	$8,786,854

The Other line item above includes corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts which have not been allocated to specific segments.

Summarized geographical information related to the Company’s operating revenues and long-lived assets (property and equipment, net, goodwill and other intangible assets, net) as of and for the years ended December 31 is as follows (in thousands):

	December 31,
	2006	2005	2004
Operating Revenues:
United States	$1,147,787	$798,010	$589,395
International:
Mexico	125,694	111,421	93,186
Brazil	43,904	35,355	24,079

Total International	169,598	146,776	117,265

Total operating revenues	$1,317,385	$944,786	$706,660

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2006	2005
Long-Lived Assets:
United States	$6,866,782	$7,266,005
International:
Mexico	317,789	364,633
Brazil	44,196	49,751

Total International	361,985	414,384

Total long-lived assets	$7,228,767	$7,680,389

For the year ended December 31, 2006, three customers within the rental and management and network development services segments accounted for 10% or more of the Company’s consolidated operating revenues: Sprint Nextel, which accounted for approximately 21% of revenues (including Sprint Nextel partners and affiliates), Cingular Wireless, which accounted for approximately 20% of revenues, and Verizon Wireless, which accounted for approximately 10% of revenues. For the year ended December 31, 2006, Iusacell Celular, which is the Company’s largest international customer, accounted for approximately 3% of the Company’s consolidated operating revenues. Iusacell is under common control with Unefon and TV Azteca. Unefon is the Company’s second largest customer in Mexico and accounted for approximately 2% of the Company’s consolidated operating revenues for the year ended December 31, 2006. In addition, for the year ended December 31, 2006, the Company received $14.2 million in interest income, net, from TV Azteca.

For the year ended December 31, 2005, two customers within the rental and management and network development services segments accounted for 10% or more of the Company’s consolidated operating revenues: Cingular Wireless, which accounted for approximately 17% of revenues, and Verizon Wireless, which accounted for approximately 11% of revenues. In the third quarter of 2005, a merger transaction was completed between two customers within the rental and management segment, Sprint PCS and Nextel. If the transaction had occurred as of January 1, 2005, the combined revenues of the customer would have accounted for approximately 14% of the Company’s consolidated operating revenues for the year ended December 31, 2005.

For the year ended December 31, 2005, assuming the Company’s merger with SpectraSite, Inc. occurred on January 1, 2005, three customers within the rental and management and network development services segments would have accounted for 10% or more of the Company’s consolidated operating revenues: Cingular Wireless would have accounted for approximately 19% of revenues, Sprint Nextel (assuming the merger of Sprint PCS and Nextel occurred on January 1, 2005) would have accounted for approximately 17% of revenues (approximately 22% including Sprint Nextel partners and affiliates) and Verizon Wireless would have accounted for approximately 10% of revenues.

For the year ended December 31, 2004, one customer within the rental and management and network development services segments accounted for 10% or more of the Company’s consolidated operating revenues: Verizon Wireless, which accounted for approximately 12% of revenues. In the fourth quarter of 2004, a merger transaction was completed between two customers, Cingular Wireless and AT&T Wireless. If the transaction had occurred as of January 1, 2004, the combined revenues of the customer would have accounted for approximately 14% of the Company’s consolidated operating revenues for the year ended December 31, 2004.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    DISCONTINUED OPERATIONS

In connection with the Company’s focus on its core tower business, the Company has sold several non-core businesses. In accordance with SFAS No. 144, the Company classified the results of these businesses as discontinued operations in the accompanying consolidated statements of operations.

The following table presents summary results of the discontinued operations for the years ended December 31, (in thousands):

	2006	2005	2004
Revenue			$71,993

Income (loss) from discontinued operations		$34	(11,894)
Income tax (provision) benefit on income (loss) from discontinued operations		(12)	4,110
Net loss on disposal of discontinued operations, net of tax benefit of $444, $1,042 and $337, respectively	$(854)	(1,935)	(625)

Loss from discontinued operations, net	$(854)	$(1,913)	$(8,409)

The following businesses have been reflected as discontinued operations in the accompanying consolidated statements of operations for the applicable periods presented. Impairment charges and gains (losses) are presented net of taxes.

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

Kline, Iron & Steel—In March 2004, the Company sold substantially all the assets of its steel fabrication and tall tower construction service subsidiary, Kline, Iron & Steel (previously included in the Company’s network development services segment), for approximately $4.0 million. The Company had previously recorded charges to impair Kline’s net assets and reduce their carrying value to the estimated proceeds expected upon disposal.

Verestar—In December 2003, Verestar filed for protection under Chapter 11 of the federal bankruptcy laws. Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. Accordingly, due to the bankruptcy filing, the Company ceased to consolidate Verestar’s financial results beginning December 22, 2003. As described in note 9, the Company has incurred costs in connection with its involvement in the bankruptcy proceedings of Verestar of $0.9 million, $1.3 million and $0.1 million, which are reflected within the net loss on disposal of discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004, respectively. The net loss on disposal for the year ended December 31, 2004 also includes a $1.3 million net gain related to certain contractual obligations that were settled for less than the Company’s original estimate. (See note 9.)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and non-cash investing and financing activities are as follows (in thousands):

	2006	2005	2004
Supplemental cash flow information:
Cash paid during the period for interest (including amounts capitalized)	$202,730	$183,307	$209,874
Cash paid during the period for income taxes (net of refunds)	26,474	18,519	4,257
Non-cash investing and financing activities:
Issuance of common stock and assumption of options and warrants in connection with the acquisition of SpectraSite net assets		3,106,072
Conversion of convertible notes (excluding loss on retirement)	44,076	55,705
Common stock repurchases included in accounts payable and accrued expenses	14,981	7,658
(Decrease) increase in accounts payable and accrued expenses for purchases of property and equipment and construction activities	(4,532)	3,799	2,519
Capital leases	1,127	789	3,485
ATC South America transaction		2,026
ATC Mexico transaction			48,175
Increase (decrease) in fair value of cash flow hedges (net of a tax (provision) benefit of $(3,477) and $432, respectively)	6,457	(803)
Increase in fair value of available-for-sale securities (net of a tax provision of $5,613)	10,425
Surrender of options as payment for liability	1,305

18.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2006 and 2005 is as follows (in thousands, except per share data):

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2006:
Operating revenues	$320,409	$325,863	$333,467	$337,646	$1,317,385
Cost of operations(1)	81,612	85,737	87,562	88,626	343,537
Operating income	67,709	70,772	72,007	73,413	283,901
Net (loss) income	(1,937)	7,664	3,472	18,285	27,484
Basic and diluted net (loss) income per common share	$(0.01)	$0.02	$0.01	$0.04	$0.06

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,(2)
2005:
Operating revenues	$184,355	$188,060	$264,746	$307,625	$944,786
Cost of operations(1)	49,657	48,689	72,140	85,641	256,127
Operating income	29,046	30,750	37,173	38,145	135,114
Loss before cumulative effect of change in accounting principle	(32,379)	(36,151)	(22,080)	(55,224)	(145,834)
Net loss	(32,379)	(36,151)	(22,080)	(90,749)	(181,359)
Basic and diluted net loss per common share amounts:
Loss before cumulative effect of change in accounting principle	$(0.14)	$(0.16)	$(0.07)	$(0.13)	$(0.48)
Net loss	$(0.14)	$(0.16)	$(0.07)	$(0.22)	$(0.60)

(1)	Represents operating expenses, exclusive of depreciation, amortization and accretion, selling, general, administrative and development expense, and impairments, net loss on sale of long-lived assets, restructuring and merger related expense.
(2)	Effective December 31, 2005, the Company adopted the provisions of FIN No. 47 and recognized a $35.5 million non-cash charge (net of an $11.7 million tax benefit) as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the quarter ended December 31, 2005.

19.    SUBSEQUENT EVENTS

Remediation Plan Related to Review of Stock Option Granting Practices and Related Accounting—In January 2007, the Company took additional steps with respect to the remediation plan approved by the Company’s Board of Directors to address the issues raised by the review of the Company’s stock option granting practices. As discussed in note 2 above, the remediation plan includes, among other things, the elimination of any excess benefit received by the Company’s current officers and members of its Board of Directors from options having been granted to them at prices below the fair market value of the Company’s Class A common stock on the legal grant date, as determined by the special committee. In January 2007, five of the Company’s senior officers surrendered vested in-the-money options to purchase an aggregate of 23,269 shares, thereby surrendering an aggregate excess benefit of approximately $0.6 million (net of approximately $0.4 million in taxes paid by such individuals). In addition, the Company took similar steps to eliminate any excess benefit received by certain former officers from the grant to them of options at below fair market value. In December 2006 and January 2007, two former officers amended the exercise prices of options to purchase an aggregate of 423,333 shares, thereby eliminating an aggregate excess benefit of approximately $1.0 million, and surrendered vested in-the-money options to purchase an aggregate of 3,028 shares, thereby surrendering an aggregate excess benefit of approximately $0.1 million (net of taxes paid by such individuals).

Tender Offer of 5.0% Convertible Notes— In February 2007, the Company conducted a tender offer for its outstanding 5.0% Notes. The tender offer was intended to satisfy the rights granted to each noteholder under the indenture for the 5.0% Notes to require the Company to repurchase on February 20, 2007 all or any part of such holder’s 5.0% Notes at a price equal to the issue price plus accrued and unpaid interest, if any, up to but excluding February 20, 2007. Under the terms of the 5.0% Notes, the Company had the option to pay for the 5.0% Notes with cash, Class A common stock, or a combination of cash and stock. The Company elected to pay for the 5.0% Notes solely with cash. Pursuant to the tender offer, the Company repurchased an aggregate of $192.5 million principal amount of 5.0% Notes for an aggregate of $192.6 million. Upon completion of this tender offer, $59.7 million principal amount of the Company’s 5.0% Notes remained outstanding.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.25% Convertible Notes Conversions—In February 2007, holders of an additional $44.4 million principal amount of the Company’s 3.25% Notes converted their notes. Pursuant to the terms of the indenture, the holders of the 3.25% Notes are entitled to receive 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with these conversions, the Company issued an aggregate of 3,635,220 shares of Class A common stock, and the Company paid such holders an aggregate of approximately $2.0 million, calculated based on the accrued and unpaid interest on the notes as of the date of conversion and the discounted value of the future interest payments on the notes. As of February 26, 2007, $63.4 million principal amount of 3.25% Notes remained outstanding.

Credit Facilities—In February 2007, the Company entered into two incremental revolving loan commitments under its credit facilities, consisting of a $300.0 million revolving loan under the American Tower credit facility and a $250.0 million revolving loan under the SpectraSite credit facility. These revolving loans have terms that are consistent with those of the American Tower credit facility and the SpectraSite credit facility, and they mature on October 27, 2010. All amounts will be due and payable in full at maturity. The credit facilities and the new revolving loans do not require amortization of payments and may be paid prior to maturity in whole or in part at the borrowers’ option without penalty or premium. In addition, in February 2007, the Company drew down $250.0 million of the existing revolving loans under the American Tower credit facility to fund the cash tender offer for the Company’s 5.0% Notes.

Stock Repurchase Program—In February 2007, the Company’s Board of Directors approved a new stock repurchase program pursuant to which the Company intends to repurchase up to $1.5 billion of its Class A common stock through February 2008. The Company expects to utilize cash on hand, cash from operations, borrowings under its credit facilities, and borrowings from potential future financings to fund the repurchase program. Under the program, the Company’s management is authorized to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, the Company plans to make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows the Company to repurchase shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

Interest Rate Swap Agreements—In February 2007, the Company entered into two additional forward starting interest rate swap agreements, to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the likely issuance of new fixed rate debt the Company expects to issue on or before July 31, 2007. The swaps have been designated as a cash flow hedge, have an aggregate notional amount of $200.0 million, a weighted average fixed rate of 5.06% and will be terminated upon issuance of new fixed rate debt.

20.    SUBSIDIARY GUARANTEES

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

Investments in subsidiaries are accounted for by the Company under the equity method for purposes of the supplemental consolidating presentation. In addition, ATI and the Guarantor Subsidiaries account for their subsidiaries that are not guarantors under the equity method. (Earnings) losses of subsidiaries accounted for under the equity method are therefore reflected in their parents’ investment accounts. In addition, for presentation purposes, the Company has reflected its net deferred tax asset for ATI and the Guarantor Subsidiaries in the Parent column in the following condensed consolidating financial data. Intercompany receivables and payables related to deferred taxes are reflected in “investments in and advances to subsidiaries” in the following condensed consolidating financial data. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,327	$159,675	$111	$120,151		$281,264
Available-for-sale securities		22,986				22,986
Accounts receivable, net		18,170	749	10,449		29,368
Prepaid and other current assets	3,859	31,541		28,519		63,919
Deferred income taxes	72,463			16,022		88,485

Total current assets	77,649	232,372	860	175,141		486,022

PROPERTY AND EQUIPMENT, net		1,674,408	14,792	1,528,924		3,218,124
INTANGIBLE ASSETS, net	20,540	1,184,966	46,054	2,759,083		4,010,643
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	5,174,619	25,309	73,594		$(5,273,522)
INTERCOMPANY NOTES (PAYABLE) RECEIVABLE		(1,181,444)	1,569,646	(388,202)
OTHER LONG-TERM ASSETS	575,322	213,206		109,902		898,430

TOTAL	$5,848,130	$2,148,817	$1,704,946	$4,184,848	$(5,273,522)	$8,613,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$46,190	$62,980	$251	$119,532		$228,953
Current portion of long-term obligations	252,228	1,154		525		253,907
Other current liabilities		47,155		39,614		86,769

Total current liabilities	298,418	111,289	251	159,671		569,629

LONG-TERM OBLIGATIONS	1,180,875	1,348,263	82	759,889		3,289,109
OTHER LONG-TERM LIABILITIES		187,983		177,991		365,974

Total liabilities	1,479,293	1,647,535	333	1,097,551		4,224,712

MINORITY INTEREST IN SUBSIDIARIES				3,591		3,591
STOCKHOLDERS’ EQUITY	4,368,837	501,282	1,704,613	3,083,706	$(5,273,522)	4,384,916

TOTAL	$5,848,130	$2,148,817	$1,704,946	$4,184,848	$(5,273,522)	$8,613,219

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$680,727	$8,075	$628,583		$1,317,385
Operating expenses		518,498	8,855	506,131		1,033,484

Operating income (loss) from continuing operations		162,229	(780)	122,452		283,901
Other income (expense):
Interest income, TV Azteca, net				14,208		14,208
Interest (expense) income, net	$(82,613)	(186,585)	137,821	(75,264)		(206,641)
Other (expense) income	(3,450)	(19,912)	(2,269)	5,027		(20,604)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND INCOME ON EQUITY METHOD INVESTMENTS	(86,063)	(44,268)	134,772	66,423		70,864
Income tax benefit (provision)	28,956	5,706	(50,177)	(26,253)		(41,768)
Minority interest in net earnings of subsidiaries				(784)		(784)
Income on equity method investments		26				26
Equity in income (loss) of subsidiaries, net of income taxes recorded at the subsidiary level	85,445	2,604	22,349		$(110,398)

INCOME (LOSS) FROM CONTINUING OPERATIONS	28,338	(35,932)	106,944	39,386	(110,398)	28,338
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT	(854)					(854)

NET INCOME (LOSS)	$27,484	$(35,932)	$106,944	$39,386	$(110,398)	$27,484

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(82,965)	$261,178	$144,001	$298,524	$620,738
CASH FLOWS (USED FOR) PROVIDED BY INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(56,562)	(275)	(70,261)	(127,098)
Payments for acquisitions	(263)			(37,018)	(37,281)
Proceeds from sales of businesses, investments and other long-term assets		15,989	744	18,654	35,387
Deposits and investments and other		136		(256)	(120)

Cash (used for) provided by investing activities	(263)	(40,437)	469	(88,881)	(129,112)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Borrowings under credit facilities		217,000		25,000	242,000
Repayment of notes payable, credit facilities and capital leases	(26,721)	(268,423)		(616)	(295,760)
Purchases of Class A common stock	(306,856)				(306,856)
Proceeds from stock options, warrants and stock purchase plans	40,940				40,940
Deferred financing costs and other financing activities		(1,050)		(2,337)	(3,387)
Investment in and advances from (to) subsidiaries	342,182	(52,566)	(144,469)	(145,147)

Cash provided by (used for) financing activities	49,545	(105,039)	(144,469)	(123,100)	(323,063)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,683)	115,702	1	86,543	168,563
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	35,010	43,973	110	33,608	112,701

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,327	$159,675	$111	$120,151	$281,264

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$609,605	$6,529	$328,652		$944,786
Operating expenses		542,220	8,309	259,143		809,672

Operating income (loss) from continuing operations		67,385	(1,780)	69,509		135,114
Other income (expense):
Interest income, TV Azteca, net				14,232		14,232
Interest (expense) income, net	$(94,796)	(221,747)	154,330	(55,804)		(218,017)
Other (expense) income	(24,663)	(46,780)	8,989	(4,429)		(66,883)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSS ON EQUITY METHOD INVESTMENTS	(119,459)	(201,142)	161,539	23,508		(135,554)
Income tax benefit (provision)	10,614	7,265	(7,485)	(16,108)		(5,714)
Minority interest in net earnings of subsidiaries				(575)		(575)
Loss on equity method investments		(2,078)				(2,078)
Equity in (loss) income of subsidiaries, net of income taxes recorded at the subsidiary level	(71,248)	1,987	(16,596)		$85,857

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(180,093)	(193,968)	137,458	6,825	85,857	(143,921)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT	(1,266)	(644)	(3)			(1,913)

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(181,359)	(194,612)	137,455	6,825	85,857	(145,834)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT		(15,930)		(19,595)		(35,525)

NET (LOSS) INCOME	$(181,359)	$(210,542)	$137,455	$(12,770)	$85,857	$(181,359)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(106,391)	$224,524	$152,008	$127,063	$397,204
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(32,531)	(90)	(56,016)	(88,637)
Payments for acquisitions		(2,100)	(7,270)	(5,379)	(14,749)
Cash acquired from SpectraSite merger, net of transaction costs	(22,349)			39,045	16,696
Proceeds from sales of businesses and other long-term assets		4,830	748	1,303	6,881
Deposits, investments and other long-term assets		(477)	25	(273)	(725)

Cash used for investing activities	(22,349)	(30,278)	(6,587)	(21,320)	(80,534)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Net proceeds from stock options, warrants and stock purchase plans	65,357				65,357
Borrowings under credit facilities		843,000		700,000	1,543,000
Repayment of notes payable, credit facilities and capital leases	(293,253)	(957,345)		(698,846)	(1,949,444)
Purchase of Class A common stock	(68,927)				(68,927)
Deferred financing costs and other financing activities	(856)	(4,808)		(3,848)	(9,512)
Investment in and advances from (to) subsidiaries	267,946	(37,294)	(145,618)	(85,034)

Cash used for financing activities	(29,733)	(156,447)	(145,618)	(87,728)	(419,526)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(158,473)	37,799	(197)	18,015	(102,856)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	193,483	6,174	307	15,593	215,557

CASH AND CASH EQUIVALENTS, END OF YEAR	$35,010	$43,973	$110	$33,608	$112,701

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

INDEX TO EXHIBITS

The exhibits below are included, either by being filed herewith or by incorporation by reference, as part of this annual report on Form 10-K. Exhibits are identified according to the number assigned to them in Item 601 of SEC Regulation S-K. Documents that are incorporated by reference are identified by their Exhibit number as set forth in the filing from which they are incorporated by reference. The filings of the Registrant from which various exhibits are incorporated by reference into this annual report are indicated by parenthetical numbering which corresponds to the following key:

(1)	Registration Statement on Form S-3 (File No. 333-89345) filed on October 20, 1999;

(2)	Current Report on Form 8-K (File No. 001-14195) filed on February 24, 2000;

(3)	Annual Report on Form 10-K (File No. 001-14195) filed on March 29, 2000;

(4)	Annual Report on Form 10-K (File No. 001-14195) filed on April 2, 2001;

(5)	Quarterly Report on Form 10-Q (File No. 001-14195) filed August 14, 2001;

(6)	Annual Report on Form 10-K (File No. 001-14195) filed on March 24, 2003;

(7)	Registration Statement on Form S-3 (File No. 333-109489) filed on October 3, 2003;

(8)	Registration Statement on Form S-4 (File No. 333-111952) filed on January 15, 2004;

(9)	Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004;

(10)	Quarterly Report on Form 10-Q (File No. 001-14195) filed August 9, 2004;

(11)	Registration Statement on Form S-3 (File No. 333-119162) filed on September 21, 2004;

(12)	Current Report on Form 8-K (File No. 001-14195) filed on October 5, 2004;

(13)	Current Report on Form 8-K (File No. 001-14195) filed on December 6, 2004;

(14)	Current Report on Form 8-K (File No. 001-14195) filed on May 5, 2005;

(15)	Registration Statement on Form S-4 (File No. 333-125328) filed on May 27, 2005;

(16)	Current Report on Form 8-K (File No. 001-14195) filed on October 28, 2005;

(17)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 9, 2005;

(18)	Annual Report on Form 10-K (File No. 001-14195) filed on March 15, 2006; and

(19)	Tender Offer Statement on Schedule TO (File No. 005-55211) filed on November 29, 2006.

Exhibit No.	Description of Document	Exhibit File No.

2	Agreement and Plan of Merger by and among American Tower Corporation, Asteroid Merger Sub, LLC and SpectraSite, Inc., dated as of May 3, 2005	2(14)

3.1	Amended and Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on August 8, 2005	Annex E (15)

3.2	By-Laws, as amended November 13, 2003, of the Company	3.2(9)

4.1	Indenture, dated as of October 4, 1999, by and between the Company and The Bank of New York, as Trustee, for the 2.25% Convertible Notes due 2009, including the form of 2.25% Convertible Note	4.2(1)

4.2	Indenture, dated as of February 15, 2000, by and between the Company and The Bank of New York, as Trustee, for the 5.0% Convertible Notes due 2010, including the form of 5.0% Convertible Note	4.1(2)

Exhibit No.	Description of Document	Exhibit File No.

4.3	Indenture, dated as of August 4, 2003 by and between the Company and The Bank of New York, as Trustee, for the 3.25% Convertible Notes due 2010, including the form of 3.25% Convertible Note	4.3(7)

4.4	Indenture, dated as of November 18, 2003, by and among ATI, the Guarantors named therein and The Bank of New York, as Trustee, for the 7.25% Senior Subordinated Notes due 2011, including the form of 7.25% Senior Subordinated Note	4.6(8)

4.5	Indenture, dated as of February 4, 2004, by and between the Company and The Bank of New York, as Trustee, for the 7.50% Senior Notes due 2012, including the form of 7.50% Senior Note	4.8(9)

4.6	Indenture, dated as of August 20, 2004, by and between the Company and The Bank of New York, as Trustee, for the 3.00% Convertible Notes Due August 15, 2012, including the form of 3.00% Convertible Note	4.3(11)

4.7	Indenture, dated as of October 5, 2004, by and between the Company and The Bank of New York, as Trustee, for the 7.125% Senior Notes Due 2012, including the form of 7.125% Senior Note	4.1(12)

4.8	Supplemental Indenture No. 1, dated as of December 6, 2004, by and between the Company and The Bank of New York, as Trustee, supplementing the indenture for the 7.125% Senior Notes Due 2012, dated as of October 5, 2004	4.1(13)

4.9	Warrant Agreement, dated as of January 29, 2003, by and among the Company and the Bank of New York, as warrant agent	4.6(6)

4.10	Form of Warrant to purchase an aggregate of 11,389,012 shares of Class A Common Stock	4.7(6)

4.11	Warrant Agreement, dated as of February 10, 2003, by and between SpectraSite, Inc. and EquiServe Trust Company, N.A., as warrant agent (incorporated by reference from Exhibit 10.4 to the SpectraSite Holdings, Inc. Current Report on Form 8-K (File No. 000-27217) filed on February 11, 2003)	10.4

4.12	Amendment No.1 to Warrant Agreement, dated as of August 8, 2005, by and among American Tower Corporation, SpectraSite, Inc., The Bank of New York and EquiServe Trust Company, N.A.	4.2(17)

10.1	American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(1) (19)*

10.2	Form of Incentive Stock Option Agreement Pursuant to the American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(2) (19)*

10.3	Form of Nonqualified Stock Option Agreement Pursuant to the American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(3) (19)*

10.4	Form of Amendment to Stock Option Agreements	(a)(1)(i) (19)*

10.5	American Tower Corporation 2000 Employee Stock Purchase Plan	10.18(3)*

10.6	First Amendment to American Tower Corporation 2000 Employee Stock Purchase Plan, dated as of November 13, 2003	10.3(9)*

10.7	ATC Mexico Holding Corp. 2001 Stock Option Plan	10.3(6)*

Exhibit No.	Description of Document	Exhibit File No.
10.8	ATC South America Holding Corp. 2004 Stock Option Plan	10.2(10)*

10.9	2003 Equity Incentive Plan of SpectraSite, Inc. (incorporated by reference from Exhibit 10.6 to the SpectraSite Holdings, Inc. Current Report on Form 8-K (File No. 000-27217) filed on February 11, 2003)	10.6*

10.10	Amendment No. 1 to the 2003 Equity Incentive Plan of SpectraSite, Inc. (incorporated by reference from Exhibit 10.11 to the SpectraSite, Inc. Registration Statement on Form S-1 (File No. 333-112154) filed on February 2, 2004)	10.11*

10.11	Stockholder/Optionee Agreement dated as of January 1, 2004 by and among ATC South America Holding Corp., American Tower Corporation, American Tower International, Inc., J. Michael Gearon, Jr. and the Persons who from time to time may execute a counterpart thereto	10.3(10)*

10.12	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and J. Michael Gearon, Jr.	10.4(10)*

10.13	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.10(18)*

10.14	Letter Agreement, dated as of August 22, 2001, by and between the Company and James D. Taiclet, Jr.	10.4(6)*

10.15	Letter Agreement, dated as of November 7, 2003, by and between the Company and Steven J. Moskowitz	10.10(9)*

10.16	Letter Agreement, dated as of November 7, 2003, by and between the Company and William H. Hess	10.11(9)*

10.17	Letter Agreement, dated as of November 7, 2003, by and between the Company and Bradley E. Singer	10.12(9)*

10.18	Letter Agreement, dated as of February 12, 2004, by and between the Company and J. Michael Gearon, Jr.	10.25(9)*

10.19	Summary Compensation Information for Named Executive Officers (incorporated by reference from Item 1.01 of Current Report on Form 8-K (File 001-14195) filed on March 2, 2006)	*

10.20	American Tower Retirement Plan for Steven B. Dodge, dated as of December 31, 2003, by and between the Company and Steven B. Dodge	10.13(9)*

10.21	Employment Agreement, dated as of January 24, 2004, by and between the Company and Steven B. Dodge	10.14(9)*

10.22	Amended and Restated Registration Rights Agreement, dated as of February 25, 1999, by and among the Company and each of the parties named therein	10.2(5)

10.23	Warrant Registration Rights Agreement, dated as of January 29, 2003, by and among the Company and the Initial Purchasers named therein with respect to Warrants to purchase shares of Class A Common Stock of the Company	10.12(6)

10.24	Registration Rights Agreement, dated as of August 4, 2003, by and among the Company and the Initial Purchasers named therein with respect to the 3.25% Convertible Notes due 2010	4.4(7)

10.25	Registration Rights Agreement, dated as of August 20, 2004, between the Company and Goldman, Sachs & Co., as Initial Purchaser, with respect to the 3.00% Convertible Notes due 2012	4.4(11)

Exhibit No.	Description of Document	Exhibit File No.

10.26	Loan Agreement dated as of October 27, 2005 by and among American Tower L.P., American Towers, Inc., American Tower International, Inc. and American Tower LLC, as Borrowers, The Toronto Dominion Bank, New York Branch, as Issuing Bank, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the several lead-arrangers and joint bookrunners, co-arrangers and co-documentation agents and the several lenders that are parties thereto	99.2(16)

10.27	Loan Agreement dated as of October 27, 2005 by and among SpectraSite Communications, Inc., as Borrower, The Toronto Dominion Bank, New York Branch, as Issuing Bank, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the several lead-arrangers and joint bookrunners, co-arrangers and co-documentation agents and the several lenders that are parties thereto	99.3(16)

10.28	Lease and Sublease by and among ALLTEL Communications, Inc. and the other entities named therein and American Towers, Inc. and American Tower Corporation, dated , 2001	2.1(4)

10.29	Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated December 19, 2000	2.2(4)

10.30	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q (File No. 000-27217) filed on May 11, 2001)	10.2

12	Statement Regarding Computation of Earnings to Fixed Charges	Filed herewith as Exhibit 12

21	Subsidiaries of the Company	Filed herewith as Exhibit 21

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certifications pursuant to 18 U.S.C. Section 1350	Filed herewith as Exhibit 32

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(a)(3).