Form 10-Q
period 2007-03-31
AMERICAN TOWER CORP /MA/
filed 2007-05-08
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

American Tower Corporation

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of May 2, 2007, there were 417,850,793 shares of Class A Common Stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART 1.    FINANCIAL INFORMATION

ITEM 1. UNAUDITED	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,151	$281,264
Available-for-sale securities	14,329	22,986
Accounts receivable, net of allowances of $8,042 and $9,338, respectively	33,734	29,368
Prepaid and other current assets	75,929	63,919
Deferred income taxes	88,481	88,485

Total current assets	259,624	486,022

PROPERTY AND EQUIPMENT, net	3,165,156	3,218,124
GOODWILL	2,188,327	2,189,767
OTHER INTANGIBLE ASSETS, net	1,782,129	1,820,876
DEFERRED INCOME TAXES	488,385	482,710
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	436,291	415,720

TOTAL	$8,319,912	$8,613,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$173,587	$187,634
Accrued interest	53,079	41,319
Current portion of long-term obligations	1,643	253,907
Unearned revenue	78,009	86,769

Total current liabilities	306,318	569,629

LONG-TERM OBLIGATIONS	3,570,293	3,289,109
OTHER LONG-TERM LIABILITIES	446,281	365,974

Total liabilities	4,322,892	4,224,712

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES	3,502	3,591

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 1,000,000,000 shares authorized, 445,722,931 and 437,792,629 shares issued, and 419,746,755 and 424,672,267 shares outstanding, respectively	4,457	4,378
Additional paid-in capital	7,627,891	7,502,472
Accumulated deficit	(2,737,461)	(2,733,920)
Accumulated other comprehensive income	7,855	16,079
Treasury stock (25,976,176 and 13,120,362 shares at cost, respectively)	(909,224)	(404,093)

Total stockholders’ equity	3,993,518	4,384,916

TOTAL	$8,319,912	$8,613,219

See notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
REVENUES:
Rental and management	$346,029	$316,259
Network development services	6,445	4,150

Total operating revenues	352,474	320,409

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	83,761	79,541
Network development services	3,522	2,071
Depreciation, amortization and accretion	130,194	133,261
Selling, general, administrative and development expense (including stock-based compensation expense of $16,667 and $9,511, respectively)	48,643	36,313
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense	244	1,514

Total operating expenses	266,364	252,700

OPERATING INCOME	86,110	67,709

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $372 and $373, respectively	3,498	3,498
Interest income	3,617	1,358
Interest expense	(53,274)	(54,257)
Loss on retirement of long-term obligations	(4,152)	(21,577)
Other income	2,998	3,729

Total other expense	(47,313)	(67,249)

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND INCOME ON EQUITY METHOD INVESTMENTS	38,797	460
Income tax provision	(17,631)	(1,826)
Minority interest in net earnings of subsidiaries	(88)	(257)
Income on equity method investments	2	4

INCOME (LOSS) FROM CONTINUING OPERATIONS	21,080	(1,619)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX (PROVISION) BENEFIT OF $(618) and $171, RESPECTIVELY	1,148	(318)

NET INCOME (LOSS)	$22,228	$(1,937)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE AMOUNTS:
Income (loss) from continuing operations	$0.05	$(0.01)
Income (loss) from discontinued operations

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$0.05	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	421,627	417,379

DILUTED	439,557	417,379

See notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,228	$(1,937)
Other non-cash items reflected in statements of operations (primarily depreciation and amortization)	152,344	158,617
Non-cash stock-based compensation expense	16,667	9,511
Increase in assets	(30,765)	(30,762)
Increase in liabilities	10,913	16,267

Cash provided by operating activities	171,387	151,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(31,445)	(28,376)
Payments for acquisitions	(10,061)	(724)
Proceeds from sale of businesses, investments and other long-term assets	9,095	1,636
Deposits, investments and other long-term assets	65	(50)

Cash used for investing activities	(32,346)	(27,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	310,000	179,000
Repayment of notes payable, credit facilities and capital leases	(225,849)	(182,024)
Purchases of Class A common stock	(499,013)	(162,680)
Proceeds from stock options, warrants and stock purchase plan	46,845	16,179
Deferred financing costs and other financing activities	(5,137)	(1,785)

Cash used for financing activities	(373,154)	(151,310)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(234,113)	(27,128)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	281,264	112,701

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,151	$85,573

CASH PAID FOR INCOME TAXES	$4,547	$7,333

CASH PAID FOR INTEREST	$39,793	$34,971

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of convertible notes (excluding loss on retirement)	$57,045	$22,004
Common stock repurchases included in accounts payable and accrued expenses	$19,844	$2,841
Increase in fair value of cash flow hedges (net of a tax provision of $2,189 and $3,460, respectively )	3,924	6,427
Decrease in fair value of available-for-sale securities (net of tax benefit of $2,315)	(4,300)
Assets acquired through capital leases	291	544

See notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.	Description of Business, Basis of Presentation and Accounting Policies

American Tower Corporation and subsidiaries (collectively, ATC or the Company) is an independent owner, operator and developer of wireless and broadcast communications sites in the United States, Mexico and Brazil. The Company’s primary business is the leasing of antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies. The Company also operates distributed antenna systems within buildings and provides limited network development services that support its rental and management operations and the addition of new tenants and equipment on its sites.

ATC is a holding company which conducts its operations in the United States, Mexico and Brazil through operating subsidiaries. ATC’s principal United States operating subsidiaries are American Towers, Inc. (ATI) and SpectraSite Communications, LLC (SpectraSite). ATC’s principal international operating subsidiary is American Tower International, Inc., which conducts operations in Mexico through its subsidiary ATC Mexico Holding Corp. (ATC Mexico) and in Brazil through its subsidiary ATC South America Holding Corp. (ATC South America).

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Effective January 1, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effect of applying this interpretation has been recorded as an increase of $25.8 million to accumulated deficit and an increase of $9.2 million to prepaid and other current assets, an increase of $17.1 million to long-term deferred tax assets, with a corresponding increase in other long-term liabilities of $52.1 million in the condensed consolidated balance sheet as of January 1, 2007.

In conjunction with the adoption of FIN 48, the Company classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports penalties and tax-related interest expense as a component of the provision for income taxes and interest income from tax

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

refunds as a component of other income in the condensed consolidated statement of operations. During the three months ended March 31, 2007, the Company recorded penalties and tax-related interest expense of $1.7 million and interest income from tax refunds of $1.5 million. As of March 31, 2007 and January 1, 2007, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the condensed consolidated balance sheets was $34.9 million and $33.2 million, respectively. Certain deductions have been challenged by foreign tax authorities based on an alleged failure to comply with an administrative procedure. The Company has unrecognized tax benefits of approximately $10.0 million related to this matter. This matter is currently under audit and is expected to be resolved in the next 12 months. The Company cannot yet determine the specific timing or the amount of any potential settlement.

The Company files numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns in Mexico and Brazil. As a result of the Company’s ability to carry forward federal and state net operating losses, the applicable tax years remain open to examination until three years after the applicable loss carry forwards have been used or expired. However, the Company has completed U.S. federal income tax examinations for tax years up to and including 2002, is currently subject to ongoing examination in various U.S. state jurisdictions for certain tax years, and is under examination in Mexico for the 2002 tax year and Brazil for the 2002 through 2006 tax years. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

As of January 1, 2007, the total amount of unrecognized tax benefits was $183.9 million, of which $34.3 million would affect the effective tax rate, if recognized. The amount of unrecognized tax benefits was not materially different during the quarter ended March 31, 2007. The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters described above ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, the Company is unable to estimate the impact of the amount of such changes, if any, to its recorded uncertain tax positions.

Net Income (Loss) Per Common Share- Basic and Diluted—Basic net income (loss) per common share for the three months ended March 31, 2007 and 2006 represents net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted net income per share for the three months ended March 31, 2007 represents net income divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options and warrants as determined under the treasury stock method, and upon conversion of the Company’s convertible notes, as determined under the if-converted method. For the three months ended March 31, 2007, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 19.6 million and shares issuable upon exercise of the Company’s stock options of 6.2 million, as the effect would be anti-dilutive. For the three months ended March 31, 2006, potential common shares, consisting of shares issuable upon conversion of the Company’s convertible notes of 34.6 million, shares issuable upon exercise of stock options of 23.1 million and shares issuable upon exercise of warrants of 6.3 million, have been excluded from the computation of diluted loss per common share, as their effect would be anti-dilutive.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table sets forth basic and diluted income (loss) per share computational data for the three months ended March 31, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Weighted average common shares outstanding used in computing basic net income (loss) per common share	421,627	417,379
Dilutive securities:
Stock options, warrants and convertible notes	17,930

Weighted average common shares outstanding used in computing diluted net income (loss) per common share	439,557	417,379

Basic net income (loss) per common share	$0.05	$(0.01)

Diluted net income (loss) per common share	$0.05	$(0.01)

Other Comprehensive Income—The Company’s other comprehensive income is comprised of unrealized gains (losses) on derivative cash flow hedges and available-for-sale securities. During the three months ended March 31, 2007 and 2006, the Company recorded unrealized (losses) gains of approximately $(3.4) million and $6.3 million, respectively (net of a tax benefit (provision) of approximately $1.9 million and $(3.4) million, respectively) in other comprehensive income for the change in fair value of cash flow hedges. The Company also reclassified realized derivative losses of approximately $0.5 million and $0.1 million, respectively (net of a tax benefit of $0.3 million and $0.1 million, respectively) into results of operations during the three months ended March 31, 2007 and 2006. In addition, the Company recorded an unrealized loss of approximately $1.6 million (net of a tax benefit of approximately $0.9 million) in other comprehensive income for the change in fair value of available-for-sale securities and reclassified realized gains of approximately $2.7 million (net of a tax provision of $1.4 million) into results of operations.

Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company as of January 1, 2008. The Company is in the process of evaluating the impact that SFAS No. 157 will have on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for the Company as of January 1, 2008. The Company is in the process of evaluating the impact that SFAS No. 159 will have on its condensed consolidated financial statements.

2.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) as described in note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

During the three months ended March 31, 2007 and 2006, the Company recognized stock-based compensation expense of approximately $16.7 million and $9.5 million, respectively. Stock-based compensation expense for the three months ended March 31, 2007 and 2006 includes $7.6 million and $0.4 million, respectively, related to the modification of certain stock option awards to revise vesting and exercise terms for certain terminated employees.

Summary of Stock-Based Compensation Plans—The Company maintains a stock option plan for directors, officers and employees (the ATC Plan), which provides for non-qualified and incentive stock options. The ATC Plan will expire in November 2007. As a result, the Company’s Board of Directors adopted a new equity incentive plan and the Company has submitted such plan to the Company’s stockholders for approval at the 2007 Annual Meeting of Stockholders to be held in May 2007. In addition, the Company has outstanding options that were granted under the SpectraSite, Inc. 2003 Equity Incentive Plan (SpectraSite Plan) and assumed by the Company in connection with the Company’s merger with SpectraSite, Inc., as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. As of March 31, 2007, options to purchase approximately 20.9 million and 0.3 million shares of Class A common stock remained outstanding under the ATC Plan and the SpectraSite Plan, respectively. The Company does not plan to grant any additional options under the SpectraSite Plan. In addition, the Company maintained stock option plans for ATC Mexico (ATC Mexico Plan) and ATC South America (ATC South America Plan), as more fully described in note 14 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In February 2007, the Company terminated the ATC Mexico Plan and the ATC South America Plan. No options were granted during the three months ended March 31, 2007 and no options were outstanding as of March 31, 2007 under the ATC Mexico Plan or the ATC South America Plan.

Stock Options—The following table summarizes the Company’s option activity for the three months ended March 31, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2007	20,435,594	$19.67
Granted	4,624,510	37.53
Exercised	(3,135,223)	16.36
Cancelled	(709,921)	25.07

Outstanding as of March 31, 2007	21,214,960	$23.91	7.44	$321.4

Exercisable as of March 31, 2007	9,172,606	$17.47	5.51	$199.4

Vested or expected to vest as of March 31, 2007	20,231,763	$23.53	7.35	$314.4

Key weighted average assumptions used to apply the Black-Scholes pricing model for the three months ended March 31, 2007 and 2006 are as follows:

	January 1, 2007– March 31, 2007	January 1, 2006– March 31, 2006
Approximate risk-free interest rate	4.47%	4.72%
Expected life of option grants	6.25 years	6.25 years
Expected volatility of underlying stock	28.06%	29.6%
Expected annual dividends	N/A	N/A

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The weighted average grant date fair values for the stock options granted during the three months ended March 31, 2007 and 2006 was $14.24 and $12.50, respectively. As of March 31, 2007, total unrecognized compensation expense related to unvested share-based compensation awards granted under the option plans was approximately $135.1 million, and that cost is expected to be recognized over a weighted average period of approximately three years. The total intrinsic value for stock options exercised during the three months ended March 31, 2007 and 2006 was approximately $69.8 million and $32.3 million, respectively. The amount of cash received from the exercise of stock options was approximately $46.7 million during the three months ended March 31, 2007. The Company did not capitalize any stock-based compensation during the three months ended March 31, 2007 and 2006.

Employee Stock Purchase Plan—The Company also maintains an employee stock purchase plan (ESPP) for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The offering periods run from June 1 through November 30 and December 1 through May 31 of each year, and accordingly, no shares were purchased by employees during the three months ended March 31, 2007 and 2006. The fair value for the ESPP shares purchased during the December 2006 and December 2005 offering periods was $8.62 and $6.37, respectively.

Key assumptions used to apply the Black-Scholes pricing model for the three months ended March 31, 2007 and 2006 for the December 2006 and 2005 offering periods, respectively, are as follows:

	December 2006 Offering	December 2005 Offering
Approximate risk-free interest rate	5.05%	5.01%
Expected life of option grants	6 months	6 months
Expected volatility of underlying stock	28.74%	29.6%
Expected annual dividends	N/A	N/A

Remediation Plan Related to Review of Stock Option Granting Practices and Related Accounting—During the year ended December 31, 2006, the Company conducted a review of its stock option granting practices and related accounting as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In connection with this review, the special committee of the Company’s Board of Directors recommended a remediation plan to the Board of Directors to address the issues raised by its findings. On December 19, 2006, the Board of Directors approved the remediation plan, which included, among other things, the elimination of any excess benefit received by the Company’s current officers and members of its Board of Directors from options having been granted to them with exercise prices below the fair market value of the Company’s Class A common stock on the legal grant date, as determined by the special committee. For outstanding options, this was accomplished by amending each option to increase the exercise price to the fair market value on the legal grant date, without any compensation to the optionholder. In December 2006, eight of the Company’s senior officers and Directors amended the exercise prices of options to purchase an aggregate of 985,511 shares, thereby eliminating an aggregate excess benefit of approximately $6.5 million. For options that had been exercised, this was accomplished by compensating the Company for the amount of the excess benefit received upon exercise, after reduction for any taxes paid by the individual. In January 2007, five of the Company’s senior officers surrendered vested in-the-money options to purchase an aggregate of 23,269 shares, thereby surrendering an aggregate excess benefit of approximately $0.6 million (net of approximately $0.4 million in taxes paid by such individuals). In addition, the Company took similar steps to eliminate any excess benefit received by certain former officers from the grant to them of options with exercise prices below fair market value. In December 2006, January 2007 and April 2007, three former officers amended the exercise prices of options to purchase an aggregate of 1,423,330 shares, thereby eliminating an aggregate excess benefit of approximately $4.3 million, and surrendered vested in-the-money options to purchase an aggregate of 52,212 shares, thereby surrendering an aggregate excess benefit, net of taxes paid by such individuals, of approximately $3.2 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The option amendments described above are treated as option modifications subject to SFAS No. 123R. However, as these options were amended to increase the exercise price and no other consideration was received as a result of this exchange, the result was a decrease in the fair value of such options. Accordingly, no incremental value was provided and no additional compensation cost was recorded by the Company. As the surrender of vested in-the-money options pursuant to the remediation plan involved the surrender of unexercised options, no additional paid in capital was ever paid by such individuals or received by the Company.

Tax Consequences under Internal Revenue Code Section 409A—As a result of the review of the Company’s stock option granting practices, the Company determined that a number of stock options were granted with exercise prices below the quoted market price of the Company’s Class A common stock on the date of grant. Under Section 409A of the Internal Revenue Code (Section 409A), part of recently enacted tax legislation, options that were granted with exercise prices below the quoted market price of the underlying stock on the date of grant and that vest after December 31, 2004 will likely be subject to unfavorable tax consequences that did not apply at the time of grant. In order to compensate the Company’s non-executive employees who previously exercised affected options and already incurred taxes and penalties under Section 409A, the Company made cash payments on behalf of such individuals for these taxes in January 2007 for an aggregate of approximately $0.8 million, which was recorded as selling, general, administrative and development expense in the Company’s consolidated financial statements in the fourth quarter of 2006. In order to remedy the unfavorable personal tax consequences of Section 409A on holders of outstanding options, the Company conducted a tender offer in December 2006 for the affected options, pursuant to which the Company offered to amend the affected options to increase the option exercise price to the quoted market price on the revised grant date, and to give the option holders (excluding officers and Directors) a cash payment for the difference in option exercise price between the amended option and the original price. The Company accounted for the financial impact of the tender offer as a stock option modification under SFAS No. 123R resulting in an increase to stock-based compensation expense and additional paid-in capital of $0.3 million in the Company’s consolidated financial statements for the year ended December 31, 2006 and an additional $0.4 million to be recognized over the vesting period of the modified options, of which $0.1 million was recognized in the three months ended March 31, 2007. Following completion of the tender offer, in January 2007, the Company paid holders of options that were amended in the tender offer an aggregate of approximately $3.9 million.

3.	Goodwill and Other Intangible Assets

The Company’s net carrying amount of goodwill was approximately $2.2 billion as of March 31, 2007 and December 31, 2006, all of which related to its rental and management segment. The Company’s changes in the carrying value of goodwill for the three months ended March 31, 2007 and year ended December 31, 2006 are as follows (in thousands):

	March 31, 2007	December 31, 2006
Balance as of beginning of the period	$2,189,767	$2,142,551
Acquired in connection with the SpectraSite merger and related allocation adjustments		54,463
Reduction associated with deferred tax assets recognized upon utilization of SpectraSite net operating and capital losses	(1,440)	(7,247)

Balance	$2,188,327	$2,189,767

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table presents summary information about the Company’s intangible assets subject to amortization (in thousands):

	March 31, 2007	December 31, 2006
Acquired customer base and network location intangibles	$1,762,154	$1,755,201
Acquired customer relationship intangible	775,000	775,000
Deferred financing costs	49,126	56,084
Acquired licenses and other intangibles	51,866	51,703

Total	$2,638,146	$2,637,988
Less accumulated amortization	(856,017)	(817,112)

Other intangible assets, net	$1,782,129	$1,820,876

The Company amortizes its intangible assets over periods ranging from three to twenty years. Amortization of intangible assets for the three months ended March 31, 2007 was approximately $42.3 million (excluding amortization of deferred financing costs, which is included in interest expense). The Company expects to record amortization expense of approximately $171.3 million for the year ended December 31, 2007, and $168.5 million, $166.9 million, $164.6 million, $161.3 million and $159.4 million for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

4.	Financing Transactions

3.25% Convertible Notes—During the three months ended March 31, 2007, the Company issued an aggregate of 4,747,808 shares of Class A common stock upon conversion of $58.0 million principal amount of 3.25% convertible notes due August 1, 2010 (3.25% Notes). Pursuant to the terms of the indenture, the holders of the 3.25% Notes received 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversion, the Company paid such holders an aggregate of approximately $2.6 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of the future interest payments on the notes. The Company recorded a charge of $2.6 million related to amounts paid in excess of carrying value, which is reflected in loss on retirement of long-term obligations in the condensed consolidated statement of operations for the three months ended March 31, 2007. As of March 31, 2007, $49.8 million principal amount of 3.25% Notes remained outstanding. In April 2007, holders of an aggregate of $7.5 million principal amount of 3.25% Notes converted their notes. (See note 7.)

5.0% Convertible Notes—In February 2007, the Company conducted a tender offer for its outstanding 5.0% convertible notes due 2010 (5.0% Notes). The tender offer was intended to satisfy the rights granted to each noteholder under the indenture for the 5.0% Notes to require the Company to repurchase on February 20, 2007 all or any part of such holder’s 5.0% Notes at a price equal to the issue price plus accrued and unpaid interest, if any, up to but excluding February 20, 2007. Under the terms of the 5.0% Notes, the Company had the option to pay for the 5.0% Notes with cash, Class A common stock, or a combination of cash and stock. The Company elected to pay for the 5.0% Notes solely with cash. Pursuant to the tender offer, the Company repurchased an aggregate of $192.5 million principal amount of 5.0% Notes for an aggregate of $192.6 million. The Company recorded a charge of $1.6 million related to the write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the condensed consolidated statement of operations for the three months ended March 31, 2007. As of March 31, 2007, $59.7 million principal amount of the Company’s 5.0% Notes remained outstanding. As of December 31, 2006, the outstanding $252.2 million principal amount of the 5.0% Notes were reflected in current portion of long-term obligations in the accompanying condensed consolidated

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

balance sheet pursuant to a put right option in February 2007 and the tender offer described above. Amounts outstanding as of March 31, 2007 are reflected in long-term obligations in the accompanying condensed consolidated balance sheet based on the maturity date of the 5.0% Notes in 2010.

Stock Repurchase Programs—During the three months ended March 31, 2007, the Company repurchased an aggregate of approximately 12.6 million shares of its Class A common stock for an aggregate of $496.2 million pursuant to its publicly announced stock repurchase programs, of which $499.0 million was paid in cash and $19.8 million and $22.6 million was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2007 and December 31, 2006, respectively.

In February 2007, the Company completed its $750.0 million stock repurchase program, originally announced in November 2005. During the three months ended March 31, 2007, pursuant to this repurchase program, the Company repurchased 8.8 million shares of its Class A common stock for an aggregate of $351.0 million.

In February 2007, the Company’s Board of Directors approved a new stock repurchase program pursuant to which the Company intends to repurchase up to $1.5 billion of its Class A common stock through February 2008. The Company expects to utilize cash on hand, cash from operations, borrowings under its credit facilities, and borrowings from potential future financings to fund the repurchase program. Under the program, the Company’s management is authorized to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, the Company plans to make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows the Company to repurchase shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. During the three months ended March 31, 2007, pursuant to this repurchase program, the Company repurchased 3.8 million shares of its Class A common stock for an aggregate of $145.2 million, of which $125.4 million was paid in cash prior to March 31, 2007 and $19.8 million was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2007. (See note 7.)

Credit Facilities—In February 2007, the Company entered into two incremental revolving loan commitments under its credit facilities, consisting of a $300.0 million revolving loan under the American Tower credit facility and a $250.0 million revolving loan under the SpectraSite credit facility. All amounts will be due and payable in full at maturity on October 27, 2010. The credit facilities and the new revolving loans do not require amortization of payments and may be paid prior to maturity in whole or in part at the borrowers’ option without penalty or premium. In February 2007, the Company also drew down $250.0 million of the existing revolving loan under the American Tower credit facility to fund the cash tender offer for the Company’s 5.0% Notes.

In April 2007, the Company repaid $30.0 million of the American Tower revolving credit facility. In addition, in May 2007, the Company repaid all amounts outstanding under the SpectraSite credit facility, plus accrued interest thereon and other costs and expenses related thereto, as well as $250.0 million of the American Tower revolving credit facility. (See note 7.)

As of March 31, 2007, the American Tower credit facility consists of the following:

•

a $300.0 million revolving credit facility, of which $280.0 million was drawn and approximately $18.1 million of undrawn letters of credit are outstanding at March 31, 2007, maturing on October 27, 2010;

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

•	a $300.0 million incremental revolving credit facility, none of which is drawn, maturing on October 27, 2010;

•	a $750.0 million Term Loan A, which is fully drawn, maturing on October 27, 2010; and

•	a $250.0 million Delayed Draw Term Loan, which is fully drawn, maturing on October 27, 2010.

The borrowers under the American Tower credit facility include ATI, American Tower, L.P., American Tower International, Inc. and American Tower LLC. The Company and the borrowers’ restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrowers and the restricted subsidiaries, with a carrying value aggregating approximately $4.3 billion at March 31, 2007. For more information regarding the American Tower credit facility, see note 7 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

As of March 31, 2007, the SpectraSite credit facility consists of the following:

•	a $250.0 million revolving credit facility, against which approximately $2.1 million of undrawn letters of credit are outstanding at March 31, 2007, maturing on October 27, 2010;

•	a $250.0 million incremental revolving credit facility, none of which is drawn, maturing on October 27, 2010;

•	a $700.0 million Term Loan A, which is fully drawn, maturing on October 27, 2010; and

•	a $25.0 million Delayed Draw Term Loan, which is fully drawn at March 31, 2007, maturing on October 27, 2010.

The borrower under the SpectraSite credit facility is SpectraSite Communications, LLC (SpectraSite). SpectraSite, its parent company (SpectraSite, LLC), and its restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrower and the restricted subsidiaries, with a carrying value aggregating approximately $3.8 billion at March 31, 2007. For more information regarding the SpectraSite credit facility, see note 7 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Interest Rate Swap Agreements—During the three months ended March 31, 2007, the Company entered into six additional forward starting interest rate swap agreements, to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the likely issuance of new fixed rate debt the Company expected to issue on or before July 31, 2007. The swaps have been designated as cash flow hedges, have an aggregate notional amount of $500.0 million, a weighted average fixed rate of 4.96% and were terminated upon issuance of new fixed rate debt in May 2007. (See note 7.)

5.	Business Segments

The Company operates in two business segments: rental and management and network development services. The rental and management segment provides for the leasing and subleasing of antenna space on multi-tenant towers and other properties for a diverse range of customers primarily in the wireless communications and broadcast industries. The network development services segment offers services activities that support the Company’s rental and management operations and the addition of new tenants and equipment on the Company’s towers, including site acquisition, zoning, permitting and structural analysis.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The accounting policies applied in compiling segment information below are similar to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In evaluating financial performance, management focuses on segment gross margin and segment operating profit (loss). The Company defines segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the rental and management segment operating profit and segment gross margin also include interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit (loss) are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), minority interest in net earnings of subsidiaries, income (loss) on equity method investments, income taxes and discontinued operations.

The Company’s reportable segments are strategic business units that offer different services. They are generally managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2007 and 2006 is shown in the table below. The Other column below represents amounts excluded from specific segments, such as stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; impairments, net loss on sale of long-lived assets, restructuring and merger related expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as well as reconciles segment operating profit (loss) to income (loss) before income taxes, minority interest and income on equity method investments.

Three months ended March 31,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2007
Segment revenues	$346,029	$6,445		$352,474
Segment operating expenses	83,761	3,522		87,283
Interest income, TV Azteca, net	3,498			3,498

Segment gross margin	265,766	2,923		268,689

Segment selling, general, administrative and development expenses	16,147	1,062		17,209

Segment operating profit	$249,619	$1,861		$251,480

Other selling, general, administrative and development expense			$31,434	31,434
Depreciation, amortization and accretion	$128,244	$516	1,434	130,194
Other expenses			51,055	51,055

Income before income taxes, minority interest and income on equity method investments				$38,797

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Three months ended March 31,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2006
Segment revenues	$316,259	$4,150		$320,409
Segment operating expenses	79,541	2,071		81,612
Interest income, TV Azteca, net	3,498			3,498

Segment gross margin	240,216	2,079		242,295

Segment selling, general, administrative and development expenses	15,746	1,053		16,799

Segment operating profit	$224,470	$1,026		$225,496

Other selling, general, administrative and development expense			$19,514	19,514
Depreciation, amortization and accretion	$129,966	$516	2,779	133,261
Other expenses			72,261	72,261

Income before income taxes, minority interest and income on equity method investments				$460

6.	Commitments and Contingencies

Legal and Governmental Proceedings Related to Review of Stock Option Granting Practices and Related Accounting—During the year ended December 31, 2006, the Company received a letter of informal inquiry from the SEC Division of Enforcement, a subpoena from the United States Attorney’s Office for the Eastern District of New York, and an Information Document Request from the Internal Revenue Service (IRS), each requesting documents related to Company stock option grants and stock option practices. The Company continues to cooperate with each of the SEC, the U.S. Attorney’s Office and the IRS to provide the requested information and documents. For more information, see note 9 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

On May 26, 2006, a securities class action was filed in United States District Court for the District of Massachusetts against the Company and certain of its current officers by John S. Greenebaum for monetary relief. Specifically, the complaint names the Company, James D. Taiclet, Jr. and Bradley E. Singer as defendants and alleges that the defendants violated federal securities laws in connection with public statements made relating to the Company’s stock option practices and related accounting. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act) and SEC Rule 10b-5. In December 2006, the court appointed the Steamship Trade Association-International Longshoreman’s Association Pension Fund as the lead plaintiff. On March 26, 2007, plaintiffs filed an amended consolidated complaint, which includes additional current and former officers and directors of the Company as defendants.

The class action lawsuit set forth above and the shareholder derivative lawsuits set forth in note 9 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, are in their early stages and the Company cannot estimate the possible loss or range of loss, if any, associated with their resolution, nor can the Company predict the final disposition of these matters. In the event of an adverse outcome for one or more of these proceedings, these matters could result in a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Verestar—Verestar, Inc., a subsidiary of the Company (Verestar), filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003 in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court). In connection with the bankruptcy filing, the Company asserted certain claims against Verestar as an unsecured creditor. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against the Company for breaches by Verestar of those contracts as to which the Company is primarily or secondarily liable as a guarantor. In June 2004, the Bankruptcy Court approved a stipulation between Verestar and the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) that permits the Committee to file claims against the Company and/or its affiliates on behalf of Verestar. In connection therewith, in July 2005, the Committee filed a complaint in the U.S. District Court for the Southern District of New York against the Company and certain of its and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against the Company. The Company may be obligated or may agree to indemnify certain of the defendants named in the litigation. For more information, see note 9 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

AT&T Transactions—SpectraSite entered into an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (AT&T), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SpectraSite has the option to purchase the sites subject to the lease or sublease upon their expiration. Each of the towers is assigned into an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $317.4 million as of March 31, 2007, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by SpectraSite at the expiration of the lease or sublease, AT&T has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL Communications, Inc. (ALLTEL) to acquire communications towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase these towers at the expiration of the sublease period, which will occur between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the sublease period. The aggregate purchase option price for the subleased towers was approximately $58.3 million as of March 31, 2007. At ALLTEL’s option, at the expiration of the sublease period the purchase price will be payable in cash or with 769 shares of the Company’s Class A common stock per tower.

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of Company management, after consultation with counsel, other than the litigation related to the Company’s stock option granting practices and the Verestar bankruptcy discussed above and in note 9 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

7.	Subsequent Events

Issuer Purchases of Equity Securities—Between April 1, 2007 and May 2, 2007, the Company repurchased 3.7 million shares of its Class A common stock for an aggregate of $144.3 million pursuant to its ongoing $1.5 billion stock repurchase program. As discussed in note 4 above, the Company’s Board of Directors approved a stock repurchase program in February 2007 for the repurchase of up to $1.5 billion of the Company’s Class A common stock through February 2008. As of May 2, 2007, the Company had repurchased a total of 7.5 million shares of its Class A common stock for an aggregate of $289.5 million pursuant to this stock repurchase program.

Securitization—In May 2007, the Company completed a securitization transaction involving assets related to 5,295 broadcast and wireless communications towers owned by two special-purpose subsidiaries of the Company, through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates (Certificates). The Certificates are backed by debt of the Company’s special-purpose subsidiaries that are secured primarily by mortgages on their interests in the communications towers and the related tower sites. The servicing and repayment of the certificates will be funded by cash flows generated by the communications towers that are a part of the transaction. The weighted average interest rate on the various classes of Certificates is approximately 5.61%, and all of the Certificates have an expected life of approximately seven years and a final maturity of April 2037. The Company used the net proceeds to repay all amounts outstanding under the SpectraSite credit facility, including approximately $765.0 million in principal, plus accrued interest thereon and other costs and expenses related thereto. In addition, the Company repaid approximately $250.0 million outstanding under the American Tower revolving credit facility and $349.4 million was used to fund the repurchase of the ATI 7.25% Notes pursuant to the tender offer and to pay other consideration payable in connection with the tender offer and the related consent solicitation. The remaining net proceeds from the offering will be used for general corporate purposes.

ATI 7.25% Notes Tender Offer and Consent Solicitation—In April 2007, the Company commenced a cash tender offer and consent solicitation for all of its outstanding ATI 7.25% Notes. The purpose of the tender offer and the consent solicitation is to (i) acquire all of the outstanding ATI 7.25% Notes and (ii) eliminate most of the restrictive covenants and certain events of default and eliminate or modify related provisions in the indenture for the notes. On May 4, 2007, the Company received tenders and consents of approximately 99.9% or $324.7 million of the $325.1 million principal amount of ATI 7.25% Notes outstanding, and elected to accept for payment all ATI 7.25% Notes that had been properly tendered and not properly withdrawn, together with the related consents. Accordingly, the Company paid $349.4 million, including approximately $10.2 million in accrued and unpaid interest, to holders of ATI 7.25% Notes using net proceeds from the securitization, as discussed above, and entered into the supplemental indenture effecting the amendments to the indenture. The tender offer will expire on May 18, 2007, unless otherwise extended or earlier terminated by the Company in its sole discretion.

3.25% Convertible Notes Conversions—In April 2007, holders of an additional $7.5 million principal amount of the Company’s 3.25% Notes converted their notes. Pursuant to the terms of the indenture, the holders of the 3.25% Notes are entitled to receive 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with these conversions, the Company issued an aggregate of 613,560 shares of Class A common stock, and the Company paid such holders an aggregate of approximately $0.3 million, calculated based on the accrued and unpaid interest on the notes as of the date of conversion and the discounted value of the future interest payments on the notes. As of May 2, 2007, $42.3 million principal amount of 3.25% Notes remained outstanding.

Credit Facilities—In April 2007, the Company repaid $30.0 million of the American Tower revolving credit facility. In addition, in May 2007, the Company used $766.5 million of the net proceeds from the securitization, as discussed above, to repay all amounts outstanding under the SpectraSite credit facility plus accrued interest thereon and other costs and expenses thereto. The Company also used net proceeds from the securitization to repay the $250.0 million drawn under the American Tower revolving credit facility.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Termination of Interest Rate Swap Agreements—In April and May 2007, the Company received approximately $11.0 million in cash upon settlement of the certain interest rate swap agreements. As of March 31, 2007, the Company maintained ten forward starting interest rate swap agreements designated as cash flow hedges to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the likely issuance of new fixed rate debt, which was issued on May 4, 2007. The swaps had an aggregate notional amount of $1.4 billion and a weighted average fixed rate of approximately 4.97%, and were terminated in connection with the issuance of new fixed rate debt. Upon termination, the Company received the fair value of these swap agreements of approximately $3.1 million. This amount will be recognized as a reduction of interest expense over the life of the related debt, which is estimated to be seven years. As of March 31, 2007, the Company maintained five additional interest rate swaps agreements to manage exposure to variability of interest rates under the SpectraSite credit facility. These swaps had an aggregate notional amount of $400.0 million, a weighted average fixed rate of 4.15% and were terminated in connection with the repayment of the SpectraSite credit facility. Upon termination, the Company received the fair value of these swap agreements of approximately $7.9 million. The majority of this amount has been recognized as other income in prior periods as several of these swaps were not designated as cash flow hedges.

Income Tax Refund—In April 2007, the Company received a federal income tax refund of approximately $65.0 million, plus $15.0 million in interest related to the carry back of certain federal net operating losses described in note 13 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. As of March 31, 2007, the tax refund and related interest receivable were recorded in the current portion of deferred income taxes and prepaid and other current assets, respectively, within the Company’s accompanying condensed consolidated balance sheet, other than an immaterial amount related to interest earned on the refund in April 2007. Accordingly, the receipt of the refund and related interest will not have a material impact on the results of operations for the quarter ended June 30, 2007.

8.	Subsidiary Guarantees

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2007

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$8,667	$16,456	$112	$21,916		$47,151
Available-for-sale securities		14,329				14,329
Accounts receivable, net		16,797	749	16,188		33,734
Prepaid & other current assets	12,964	29,635		33,330		75,929
Deferred income taxes	72,463	(304)		16,322		88,481

Total current assets	94,094	76,913	861	87,756		259,624

PROPERTY AND EQUIPMENT, net		1,641,074	14,432	1,509,650		3,165,156
INTANGIBLE ASSETS, net	17,024	1,171,393	45,322	2,736,717		3,970,456
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	4,511,556	19,560	86,195		$(4,617,311)
INTERCOMPANY NOTES (PAYABLE) RECEIVABLE		(1,131,106)	1,527,690	(396,584)
OTHER LONG-TERM ASSETS	579,687	221,166		123,823		924,676

TOTAL	$5,202,361	$1,999,000	$1,674,500	$4,061,362	$(4,617,311)	$8,319,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,140	$45,313	$222	$118,912		$173,587
Current portion of long-term obligations	41	1,129		473		1,643
Other current liabilities	25,296	67,049		38,743		131,088

Total current liabilities	34,477	113,491	222	158,128		306,318

LONG-TERM OBLIGATIONS	1,182,220	1,628,275	76	759,722		3,570,293
OTHER LONG-TERM LIABILITIES		259,527		186,754		446,281

Total liabilities	1,216,697	2,001,293	298	1,104,604		4,322,892

MINORITY INTEREST IN SUBSIDIARIES				3,502		3,502
STOCKHOLDERS’ EQUITY	3,985,664	(2,293)	1,674,202	2,953,256	$(4,617,311)	3,993,518

TOTAL	$5,202,361	$1,999,000	$1,674,500	$4,061,362	$(4,617,311)	$8,319,912

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$183,806	$1,932	$166,736		$352,474
Operating expenses		135,210	1,576	129,578		266,364

Operating income		48,596	356	37,158		86,110
Other income (expense):
Interest income, TV Azteca, net				3,498		3,498
Interest (expense) income, net	$(18,851)	(42,513)	31,658	(19,951)		(49,657)
Other (expense) income	(4,153)	4,645	(2,808)	1,162		(1,154)

(LOSS) INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND INCOME ON EQUITY METHOD INVESTMENTS	(23,004)	10,728	29,206	21,867		38,797
Income tax benefit (provision)	7,153	(5,951)	(10,222)	(8,611)		(17,631)
Minority interest in net earnings of subsidiaries				(88)		(88)
Income on equity method investments		2				2
Equity in income (loss) of subsidiaries, net of income taxes recorded at the subsidiary level	38,101	519	5,910		$(44,530)

INCOME (LOSS) FROM CONTINUING OPERATIONS	22,250	5,298	24,894	13,168	(44,530)	21,080

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(22)	1,170				1,148

NET INCOME (LOSS)	$22,228	$6,468	$24,894	$13,168	$(44,530)	$22,228

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
CASH FLOWS FROM OPERATING ACTIVITIES	$(13,600)	$73,071	$33,099	$78,817	$171,387
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(15,103)	(118)	(16,224)	(31,445)
Payments for acquisitions		(10,061)			(10,061)
Proceeds from sale of businesses, investments and other long-term assets		9,095			9,095
Deposits, investments and other long-term assets		90		(25)	65

Cash (used for) provided by investing activities		(15,979)	(118)	(16,249)	(32,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities		310,000			310,000
Repayment of notes payable, credit facilities and capital leases	(195,072)	(30,558)		(219)	(225,849)
Purchases of Class A common stock	(499,013)				(499,013)
Proceeds from stock options, warrants and stock purchase plan	46,845				46,845
Deferred financing costs and other financing activities		(189)		(4,948)	(5,137)
Investment in and advances to subsidiaries	668,180	(479,563)	(32,980)	(155,637)

Cash provided by (used for) financing activities	20,940	(200,310)	(32,980)	(160,804)	(373,154)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,340	(143,218)	1	(98,236)	(234,113)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,327	159,675	111	120,151	281,264

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,667	$16,457	$112	$21,915	$47,151

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating revenues		$165,575	$1,580	$153,254		$320,409
Operating expenses		127,438	1,666	123,596		252,700

Operating income		38,137	(86)	29,658		67,709
Other income (expense):
Interest income, TV Azteca, net				3,498		3,498
Interest (expense) income, net	$(21,292)	(48,673)	36,406	(19,340)		(52,899)
Other (expense) income	(1,664)	(19,896)	(2,381)	6,093		(17,848)

(LOSS) INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY METHOD INVESTMENTS	(22,956)	(30,432)	33,939	19,909		460
Income tax benefit (provision)	7,452	11,316	(12,903)	(7,691)		(1,826)
Minority interest in net earnings of subsidiaries				(257)		(257)
Income on equity method investments		4				4
Equity in income (loss) of subsidiaries, net of income taxes recorded at the subsidiary level	13,885	569	5,779		$(20,233)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,619)	(18,543)	26,815	11,961	(20,233)	(1,619)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT	(318)					(318)

NET (LOSS) INCOME	$(1,937)	$(18,543)	$26,815	$11,961	$(20,233)	$(1,937)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006

(In thousands)

	Parent	ATI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
CASH FLOWS FROM OPERATING ACTIVITIES	$(16,507)	$62,034	$37,680	$68,489	$151,696
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities		(13,256)	(38)	(15,082)	(28,376)
Payments for acquisitions	(322)			(402)	(724)
Proceeds from sale of businesses and other long-term assets		1,506		130	1,636
Deposits and other investing activities		180		(230)	(50)

Cash used for investing activities	(322)	(11,570)	(38)	(15,584)	(27,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities		179,000			179,000
Repayment of notes payable, credit facilities and capital leases	(1,664)	(179,938)		(422)	(182,024)
Purchases of Class A common stock	(162,680)				(162,680)
Net proceeds from stock options and warrants	16,179				16,179
Deferred financing costs and other financing activities		(1,171)		(614)	(1,785)
Investments in and advances from (to) subsidiaries	130,764	(51,681)	(37,641)	(41,442)

Cash used for financing activities	(17,401)	(53,790)	(37,641)	(42,478)	(151,310)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,230)	(3,326)	1	10,427	(27,128)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	35,010	43,973	110	33,608	112,701

CASH AND CASH EQUIVALENTS, END OF PERIOD	$780	$40,647	$111	$44,035	$85,573

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “should,” “would,” “could” or “may,” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our Annual Report on Form 10-K for the year ended December 31, 2006, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a leading wireless and broadcast communications infrastructure company with a portfolio of over 22,000 owned communications sites. As of March 31, 2007, our portfolio includes approximately 20,000 owned tower sites in the United States and approximately 2,900 in Mexico and Brazil. In addition to our owned tower sites, we offer access to over 10,000 rooftop and tower sites in the United States that we manage for third parties. We also operate in-building distributed antenna systems in malls and casino/hotel resorts. Our primary business is leasing antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies.

Our communications site portfolio provides us with a recurring base of leasing revenues from our existing customers and growth potential due to the capacity to add more tenants and equipment to these sites. Our broad network of communications sites enables us to address the needs of national, regional, local and emerging wireless service providers. We also offer services that directly support our site leasing operations and the addition of new tenants and equipment on our sites. We intend to capitalize on the continuing increase in the use of wireless communications services by actively marketing space available for leasing on our existing sites and selectively developing or acquiring new sites that meet our return on investment criteria.

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment gross margin and segment operating profit (loss) as a means to measure operating performance in these business segments. We define segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit (loss) for the rental and management segment also include interest income, TV Azteca, net (see note 5 to our condensed consolidated financial statements included herein).

Results of Operations

Three Months Ended March 31, 2007 and 2006 (dollars in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2007	2006
REVENUES:
Rental and management	$346,029	$316,259	29,770	9%
Network development services	6,445	4,150	2,295	55

Total operating revenues	352,474	320,409	32,065	10

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	83,761	79,541	4,220	5
Network development services	3,522	2,071	1,451	70
Depreciation, amortization and accretion	130,194	133,261	(3,067)	(2)
Selling, general, administrative and development expense (including stock-based compensation expense of $16,667 and $9,551, respectively)	48,643	36,313	12,330	34
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense	244	1,514	(1,270)	(84)

Total operating expenses	266,364	252,700	13,664	5

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	3,498	3,498	—	—
Interest income	3,617	1,358	2,259	166
Interest expense	(53,274)	(54,257)	(983)	(2)
Loss on retirement of long-term obligations	(4,152)	(21,577)	(17,425)	81
Other income	2,998	3,729	(731)	(20)
Income tax provision	(17,631)	(1,826)	15,805	866
Minority interest in net earnings of subsidiaries	(88)	(257)	(169)	(66)
Income on equity method investments	2	4	(2)	(50)
Income (loss) from discontinued operations, net	1,148	(318)	1,466	461

Net income (loss)	$22,228	$(1,937)	24,165	1,248%

Total Revenues

Total revenues for the three months ended March 31, 2007 were $352.5 million, an increase of $32.1 million from the three months ended March 31, 2006. Approximately $29.8 million of the increase was attributable to an increase in rental and management revenue. The balance of the increase resulted from an increase in network development services revenue of $2.3 million.

Rental and Management Revenue

Rental and management revenue for the three months ended March 31, 2007 was $346.0 million, an increase of $29.8 million from the three months ended March 31, 2006. Approximately $26.9 million of the increase resulted from incremental revenue generated by communications sites that existed during the entire period between January 1, 2006 and March 31, 2007, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators, net of straight-line accounting treatment, favorable currency exchange rates and the net increase in straight-line revenue from extending the renewal dates of thousands of our tenant leases, partially offset by lease cancellations. Approximately $2.9 million of the increase resulted from approximately 380 communications sites acquired and/or constructed subsequent to January 1, 2006. We believe that our rental and management revenue will increase as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless and broadcast service providers.

Network Development Services Revenue

Network development services revenue for the three months ended March 31, 2007 was $6.4 million, an increase of $2.3 million from the three months ended March 31, 2006. This increase was primarily attributable to revenues generated by our structural analysis services, partly due to our January 2007 acquisition of a structural analysis engineering firm, which enabled us to increase our structural analysis capabilities. As we continue to focus on and grow our site leasing business, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2007 were $266.4 million, an increase of $13.7 million from the three months ended March 31, 2006. The increase was attributable to an increase in selling, general, administrative and development expense of $12.3 million, an increase in expenses within our rental and management segment of $4.2 million, and an increase in expenses within our network development services segment of $1.5 million. These increases were offset by a decrease in depreciation, amortization and accretion expense of $3.1 million and a decrease in impairments, net loss of sale on long-lived assets, restructuring and merger related expense of $1.3 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the three months ended March 31, 2007 was $83.8 million, an increase of $4.2 million from the three months ended March 31, 2006. Approximately $2.8 million of the increase was attributable to communications sites which existed during the period between January 1, 2006 and March 31, 2007, primarily related to increases in ground rent expense. Of the remaining amount, approximately $1.0 million of the increase was related to approximately 380 sites acquired and/or constructed subsequent to January 1, 2006.

Rental and management segment gross margin for the three months ended March 31, 2007 was $265.8 million, an increase of $25.6 million from the three months ended March 31, 2006. The majority of the increase resulted from the additional rental and management revenue, net of related expenses, described above.

Rental and management segment operating profit for the three months ended March 31, 2007 was $249.6 million, an increase of $25.2 million from the three months ended March 31, 2006. The increase was comprised of the $25.6 million increase in rental and management segment gross margin described above, net of a $0.4 million increase in selling, general, administrative and development expenses related to the rental and management segment.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the three months ended March 31, 2007 was $130.2 million, a decrease of $3.1 million from the three months ended March 31, 2006. The majority of the decrease was attributable to the finalization of the purchase price allocation related to long-lived assets acquired in connection with the SpectraSite merger.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the three months ended March 31, 2007 was $48.6 million, an increase of $12.3 million from the three months ended March 31, 2006. The increase was primarily attributable to an increase of $7.1 million in stock-based compensation expense and $2.8 million in costs associated with the review of our stock option granting practices and related legal and governmental proceedings, and other related costs. See “—Stock Option Review and Related Matters” below. Stock-based compensation expense included $7.6 million related to the modification of certain stock option awards for two members of senior management that terminated their employment during the first quarter of 2007. The remaining net increase was primarily the result of employee compensation expense, including payroll taxes and severance benefits.

Loss on Retirement of Long-Term Obligations

During the three months ended March 31, 2007, approximately $58.0 million principal amount of 3.25% convertible notes due August 1, 2010 (3.25% Notes) were converted into shares of our Class A common stock, and we repurchased approximately $192.5 million principal amount of our 5.0% convertible notes due 2010 (5.0% Notes). In connection with these transactions, we paid the noteholders an aggregate of $195.2 million in cash, including accrued interest. As a result of these transactions, we recorded a charge of $4.2 million related to the amounts paid in excess of carrying value and the write-off of the related deferred financing fees.

During the three months ended March 31, 2006, we redeemed $227.7 million face amount of our ATI 12.25% senior subordinated discount notes due 2008 (ATI 12.25% Notes) ($162.1 million accreted value, net of $7.0 million in fair value allocated to warrants) for approximately $179.5 million in cash and converted approximately $22.5 million principal amount of 3.25% Notes. As a result of these transactions, we recorded a charge of $21.6 million related to the amounts paid in excess of carrying value and the write-off of the related deferred financing fees.

Other Income

Other income for the three months ended March 31, 2007 was $3.0 million, a decrease of $0.7 million from the three months ended March 31, 2006. The decrease was primarily attributable to a $5.4 million decrease in income from the mark to market of fair value of interest rate swap agreements not designated as cash flow hedges, somewhat offset by a $4.1 million gain from the sale of available-for-sale securities.

Income (Loss) from Discontinued Operations

Income from discontinued operations for the three months ended March 31, 2007 was $1.1 million, as compared to a $0.3 million loss from discontinued operations for the three months ended March 31, 2006. The income from discontinued operations primarily resulted from the resolution of litigation related to businesses sold by the Company and classified as discontinued operations.

Income Tax Provision

The income tax provision for the three months ended March 31, 2007 was $17.6 million, as compared to $1.8 million for the three months ended March 31, 2006, representing an increase of $15.8 million from the prior year period. The effective tax rate was 45.4% for the three months ended March 31, 2007, as compared to 397.0% for the three months ended March 31, 2006.

The effective tax rate on income from continuing operations for the three months ended March 31, 2007 differs from the federal statutory rate due primarily to foreign items, permanent stock-based compensation expense, tax reserves and state taxes. The effective tax rate on loss from continuing operations for the three months ended March 31, 2006 differs from the federal statutory rate due primarily to adjustments to foreign items, non-deductible losses on note conversions and state taxes.

In April 2007, we recovered a portion of our deferred tax asset through our federal income tax refund claims related to the carry back of certain federal net operating losses. In June 2003 and October 2003, we filed federal income tax refund claims with the IRS relating to the carry back of $380.0 million of net operating losses generated prior to 2003, of which we initially anticipated receiving approximately $90.0 million. In April 2007, we received a refund of approximately $65.0 million, plus $15.0 million in interest. As of March 31, 2007, the $65.0 million refund and the related interest was recorded in the current portion of deferred income taxes and prepaid and other current assets, respectively, within our accompanying condensed consolidated balance sheet, other than an immaterial amount related to interest earned on the refund in April 2007. Accordingly, the receipt of the refund and related interest will not have a material impact on the results of operations for the quarter ended June 30, 2007.

Stock Option Review and Related Matters

During the year ended December 31, 2006, we conducted a review of our stock option granting practices and related accounting as described in our Annual Report on Form 10-K for the year ended December 31, 2006. In connection with this review, the special committee of our Board of Directors recommended a remediation plan to the Board of Directors to address the issues raised by its findings. In December 2006, we reported that the Board of Directors approved the remediation plan, which included, among other things, the elimination of any excess benefit received by our current officers and members of the Board of Directors from options having been granted to them with exercise prices below the fair market value of our Class A common stock on the legal grant date, as determined by the special committee. For outstanding options, this was accomplished by amending each option to increase the exercise price to the fair market value on the legal grant date, without any compensation to the optionholder. In December 2006, eight of our senior officers and Directors amended the exercise prices of options to purchase an aggregate of 985,511 shares, thereby eliminating an aggregate excess benefit of approximately $6.5 million. For options that had been exercised, this was accomplished by compensating the Company for the amount of the excess benefit received upon exercise, after reduction for any taxes paid by the individual. In January 2007, five of the Company’s senior officers surrendered vested in-the-money options to purchase an aggregate of 23,269 shares, thereby surrendering an aggregate excess benefit of approximately $0.6 million (net of approximately $0.4 million in taxes paid by such individuals). In addition, we took similar steps to eliminate any excess benefit received by certain former officers from the grant to them of options with exercise prices below fair market value. In December 2006, January 2007 and April 2007, three former officers amended the exercise prices of options to purchase an aggregate of 1,423,330 shares, thereby eliminating an aggregate excess benefit of approximately $4.3 million, and surrendered vested in-the-money options to purchase an aggregate of 52,212 shares, thereby surrendering an aggregate excess benefit, net of taxes paid by such individuals, of approximately $3.2 million.

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

As discussed in note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, we have received a letter of informal inquiry from the Securities and Exchange Commission (the “SEC”), a subpoena from the office of the United States Attorney for the Eastern District of New York and an information document request from the IRS, each requesting documents and information related to our stock option granting practices. In addition, we and certain of our current and former officers and directors are defendants in lawsuits related to our stock option granting practices. In connection with the review of our stock option granting practices, the restatement of our historical financial statements and the related legal and governmental proceedings, we have incurred significant legal, accounting and auditing expenses, and we expect that significant legal expenditures will continue to be incurred in the future.

Liquidity and Capital Resources

The information in this section updates as of March 31, 2007 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2006 and should be read in conjunction with that report.

As of March 31, 2007, we had total outstanding indebtedness of approximately $3.6 billion. During the three months ended March 31, 2007 and the year ended December 31, 2006, we generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations. We believe our cash generated by operations for the year ended December 31, 2007 also will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for 2007.

Uses of Cash

Stock Repurchase Program. During the three months ended March 31, 2007, we repurchased an aggregate of approximately 12.6 million shares of our Class A common stock for an aggregate of $496.2 million pursuant to our publicly announced stock repurchase programs.

In February 2007, we completed our $750.0 million stock repurchase program, originally announced in November 2005. During the three months ended March 31, 2007, pursuant to this repurchase program, we repurchased 8.8 million shares of our Class A common stock for an aggregate of $351.0 million.

In February 2007, our Board of Directors approved a new stock repurchase program pursuant to which we intend to repurchase up to $1.5 billion of our Class A common stock through February 2008. We expect to utilize cash on hand, cash from operations, borrowings under our credit facilities, and borrowings from potential future financings to fund the repurchase program. Under the program, our management is authorized to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we plan to make purchases pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. During the three months ended March 31, 2007, we repurchased 3.8 million shares of our Class A common stock for an aggregate of $145.2 million. Between April 1, 2007 and May 2, 2007, we repurchased an additional 3.7 million shares of our Class A common stock for an aggregate of $144.3 million. As of May 2, 2007, we had repurchased a total of 7.5 million shares of our Class A common stock for an aggregate of $289.5 million pursuant to this stock repurchase program.

Tower Maintenance and Improvements, Tower Construction and In-Building System Installation, and Tower and Land Acquisition.    During the three months ended March 31, 2007, payments for purchases of property and equipment and construction activities totaled $31.4 million, including $13.4 million of capital expenditures related to the maintenance, improvement and augmentation of our existing communication sites, $6.7 million spent in connection with the construction of 22 towers and the installation of 4 in-building systems, $9.9 million spent to acquire land under our towers that was subject to ground leases, and $1.4 million spent on non-site specific capital expenditures. In addition, during the three months ended March 31, 2007, we spent $3.0 million to acquire 26 towers and $7.1 million to acquire a structural analysis engineering firm. We plan to continue to allocate our available capital among investment alternatives that meet our return criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our investment criteria. We anticipate that we will build approximately 200 new towers and install approximately 25 new in-building systems by the end of 2007. We expect that our 2007 total capital expenditures will be between approximately $140.0 million and $150.0 million, including approximately $40.0 million for land purchases.

Refinancing and Repurchases of Debt.    In order to extend the maturity dates of our indebtedness, lower our cost of debt and improve our financial flexibility, we use our available liquidity to refinance and repurchase our outstanding indebtedness. During the three months ended March 31, 2007, we paid approximately $195.2 million in cash to repurchase $192.5 million and convert approximately $58.0 million face amount of our outstanding debt securities using cash on hand and borrowings under our credit facilities and with respect to conversions of convertible notes, shares of our Class A common stock. For more information about our financing activities, see “—Refinancing Activities and Repurchases of Debt” below.

Contractual Obligations.    Our contractual obligations relate primarily to borrowings under our credit facilities and our outstanding notes. We included a table of our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, we refinanced and repurchased a portion of our outstanding debt, as discussed below under “—Refinancing Activities and Repurchases of Debt.” A description of our contractual debt obligations is included in Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” as well as in note 4 to our condensed consolidated financial statements. As discussed in note 1 to the condensed consolidated financial statements, we adopted FIN 48 in the first quarter of 2007 which resulted in the classification of uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $69.2 million as other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2007.

Sources of Cash

American Tower Corporation is a holding company, and our cash flows are derived primarily from distributions from our operating subsidiaries. Our principal United States operating subsidiaries are American Towers, Inc. (ATI) and SpectraSite Communications, LLC (SpectraSite). Our principal international operating subsidiary is American Tower International, Inc. Under the American Tower credit facility and the indentures for our senior notes and the ATI notes, ATI and American Tower International are subject to restrictions on the amount of cash that they can distribute to us. SpectraSite is subject to restrictions on the amount of cash that it can distribute to us under the SpectraSite credit facility, but as a result of its designation as an unrestricted subsidiary, it is not subject to such restrictions under the indentures for our senior notes and the ATI notes.

Total Liquidity at March 31, 2007.    As of March 31, 2007, we had approximately $847.0 million of total liquidity, comprised of approximately $47.2 million in cash and cash equivalents and the ability to borrow approximately $301.9 million under the American Tower credit facility and approximately $497.9 million under the SpectraSite credit facility.

Cash Generated by Operations.    For the three months ended March 31, 2007, our cash provided by operating activities was $171.4 million, compared to $151.7 million for the same period in 2006. Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2007 in excess of their cash needs for operations and expenditures for tower construction, improvements and acquisitions. (See “—Results of Operations” above.) We expect to use the excess cash generated by operations principally to service our debt and to fund capital expenditures and repurchases of our Class A common stock.

Credit Facilities.    Through our principal operating subsidiaries, we maintain two credit facilities, which we refer to as the American Tower credit facility and the SpectraSite credit facility. For more information regarding our credit facilities, please see note 4 to our condensed consolidated financial statements.

In February 2007, we entered into two incremental revolving loan commitments under our credit facilities, consisting of a $300.0 million revolving loan under the American Tower credit facility and a $250.0 million revolving loan under the SpectraSite credit facility. These revolving loans have terms that are consistent with those of the American Tower credit facility and the SpectraSite credit facility, and they mature on October 27, 2010. All amounts will be due and payable in full at maturity. The credit facilities and the new revolving loans do not require amortization of payments and may be paid prior to maturity in whole or in part at the borrowers’ option without penalty or premium. In February 2007, we also drew down $250.0 million of the existing revolving loans under the American Tower credit facility to fund the cash tender offer of our 5.0% Notes. In April 2007, we repaid $30.0 million of the American Tower revolving credit facility. In addition, in May 2007, we repaid all amounts outstanding under the SpectraSite credit facility, plus accrued interest thereon and other costs and expenses related thereto, as well as $250.0 million of the American Tower revolving credit facility.

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

The borrower under the SpectraSite credit facility is SpectraSite Communications LLC (SpectraSite). SpectraSite, its parent company (SpectraSite LLC), and its restricted subsidiaries (as defined in the loan agreement) have guaranteed all of the loans under the credit facility. These loans are secured by liens on and security interests in substantially all assets of the borrower and the restricted subsidiaries.

As of March 31, 2007, the American Tower credit facility consists of a $300.0 million revolving credit facility (of which $280.0 million was drawn and approximately $18.1 million of undrawn letters of credit are outstanding at March 31, 2007), maturing on October 27, 2010; a $300.0 million incremental revolving credit facility, none of which is drawn, maturing on October 27, 2010; a $750.0 million Term Loan A, which is fully drawn, maturing on October 27, 2010; and a $250.0 million Delayed Draw Term Loan, which is fully drawn, maturing on October 27, 2010.

As of March 31, 2007, the SpectraSite credit facility consists of a $250.0 million revolving credit facility (against which approximately $2.1 million of undrawn letters of credit are outstanding at March 31, 2007), maturing on October 27, 2010; a $250.0 million incremental revolving credit facility, none of which is drawn, maturing on October 27, 2010; a $700.0 million Term Loan A, which is fully drawn, maturing on October 27, 2010; and a $25.0 million Delayed Draw Term Loan, which is fully drawn, maturing on October 27, 2010.

Proceeds from the Sale of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our stock option and stock purchase plans and upon exercise of warrants to purchase our equity securities. For the three months ended March 31, 2007, we received approximately $0.1 million in proceeds from exercises of warrants to purchase shares of our Class A common stock and an aggregate of approximately $46.7 million in proceeds from exercises of options to purchase shares of our Class A common stock pursuant to our stock option plans and sales of shares pursuant to our employee stock purchase plan.

Refinancing Activities and Repurchases of Debt

3.25% Convertible Notes Conversions—During the three months ended March 31, 2007, we issued an aggregate of 4,747,808 shares of Class A common stock upon conversion of approximately $58.0 million principal amount of 3.25% Notes. Pursuant to the terms of the indenture, the holders of the 3.25% Notes received 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversion, we paid such holders an aggregate of approximately $2.6 million, calculated based on the accrued and unpaid interest on the notes as of the date of conversion and the discounted value of the future interest payments on the notes. As of March 31, 2007, $49.8 million principal amount of 3.25% Notes remained outstanding. In April 2007, holders of an aggregate of $7.5 million principal amount of 3.25% Notes converted their notes. In connection with these conversions, we issued an aggregate of 613,560 shares of Class A common stock, and we paid such holders an aggregate of approximately $0.3 million.

5.0% Convertible Notes Repurchases—During the three months ended March 31, 2007, we conducted a tender offer for our outstanding 5.0% Notes. The tender offer was intended to satisfy the rights granted to each noteholder under the indenture for the 5.0% Notes to require us to repurchase on February 20, 2007 all or any part of such holder’s 5.0% Notes at a price equal to the issue price plus accrued and unpaid interest, if any, up to but excluding February 20, 2007. Under the terms of the 5.0% Notes, we had the option to pay for the 5.0% Notes with cash, Class A common stock, or a combination of cash and stock. We elected to pay for the 5.0% Notes solely with cash. Pursuant to the tender offer, we repurchased an aggregate of $192.5 million principal amount of 5.0% Notes for an aggregate of $192.6 million. Upon completion of this tender offer, $59.7 million principal amount of our 5.0% Notes remained outstanding.

Securitization—In May 2007, we completed a securitization transaction involving assets related to 5,295 broadcast and wireless communications towers owned by two of our special-purpose subsidiaries, through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates (Certificates). The Certificates are backed by debt of our special-purpose subsidiaries that are secured primarily by mortgages on their interests in the communications towers and the related tower sites. The servicing and repayment of the certificates will be funded by the cash flows generated by the communications towers that are a part of the transaction. The weighted average interest rate on the various classes of Certificates is approximately 5.61%, and all of the Certificates have an expected life of approximately seven years and a final maturity of April 2037. We used the net proceeds to repay all amounts outstanding under the SpectraSite credit facility, including approximately $765.0 million in principal, plus accrued interest thereon and other costs and expenses related thereto. In addition, we repaid approximately $250.0 million outstanding under the American Tower revolving credit facility and $349.4 million was used to fund the repurchase of the ATI 7.25% Notes pursuant to the tender offer and to pay other consideration payable in connection with the tender offer and the related consent solicitation. The remaining net proceeds from the offering will be used for general corporate purposes.

ATI 7.25% Notes Repurchases—In April 2007, we commenced a cash tender offer and consent solicitation for all of our outstanding ATI 7.25% senior subordinated notes due 2011 (ATI 7.25% Notes). The purpose of the tender offer and the consent solicitation is to (i) acquire all of the outstanding ATI 7.25% Notes and (ii) eliminate most of the restrictive covenants and certain events of default and eliminate or modify related provisions in the indenture for the notes. On May 4, 2007, we received tenders and consents of approximately 99.9% or $324.7 million of the $325.1 million principal amount of ATI 7.25% Notes outstanding, and elected to accept for payment all ATI 7.25% Notes that had been properly tendered and not properly withdrawn, together with the related consents. Accordingly, we paid $349.4 million, including approximately $10.2 million in accrued and unpaid interest, to holders of ATI 7.25% Notes using net proceeds from the securitization, as discussed above, and entered into the supplemental indenture effecting the amendments to the indenture. The tender offer will expire on May 18, 2007, unless otherwise extended or earlier terminated by us in our sole discretion.

Termination of Interest Rate Swap Agreements—In April and May 2007, we received approximately $11.0 million in cash upon settlement of the certain interest rate swap agreements. As of March 31, 2007, we maintained ten forward starting interest rate swap agreements designated as cash flow hedges to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the likely issuance of new fixed rate debt, which was issued on May 4, 2007. The swaps had an aggregate notional amount of $1.4 billion and a weighted average fixed rate of approximately 4.97%, and were terminated in connection with the issuance of new fixed rate debt. Upon termination, we received the fair value of these swap agreements of approximately $3.1 million. As of March 31, 2007, we maintained five additional interest rate swaps agreements to manage exposure to variability of interest rates under the SpectraSite credit facility. These swaps had an aggregate notional amount of $400.0 million, a weighted average fixed rate of 4.15% and were terminated in connection with the repayment of the SpectraSite credit facility. Upon termination, we received the fair value of these swap agreements of approximately $7.9 million.

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

In our Annual Report on Form 10-K for the year ended December 31, 2006, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to income taxes, purchase price allocation, asset retirement obligations, stock-based compensation, impairment of assets and revenue recognition.

We have reviewed our policies and estimates to determine what our most critical accounting policies are for the three months ended March 31, 2007. We no longer consider the purchase price allocation as a critical accounting policy or estimate as the SpectraSite purchase price allocation was finalized in June 2006. As discussed below, we adopted Statement of Financial Accounting Standards (SFAS) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (FIN 48) as of January 1, 2007, which requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Except for the deletion of the purchase price allocation and adoption of FIN 48 in the first quarter of 2007, we have not made any changes to the policies in place at December 31, 2006.

FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effect of applying this interpretation was an increase of $25.8 million to accumulated deficit and an increase of $9.2 million to prepaid and other current assets, an increase of $17.1 million to long-term deferred tax assets, with a corresponding increase in other long-term liabilities of $52.1 million in the condensed consolidated balance sheet as of January 1, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 will be effective for us as of January 1, 2008. We are in the process of evaluating the impact that SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for us as of January 1, 2008. We are in the process of evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

Information Presented Pursuant to the Indentures of our 7.50% Notes, 7.125% Notes and ATI 7.25% Notes

The following table sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our 7.50% senior notes due 2012 (7.50% Notes), 7.125% senior notes due 2012 (7.125% Notes) and ATI 7.25% Notes (collectively the Notes). The information contained in note 8 to our condensed consolidated financial statements is also presented to address certain reporting requirements contained in the indenture for our ATI 7.25% Notes.

The indentures governing the Notes contain restrictive covenants with which we and certain subsidiaries under these indentures must comply. These include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions and make certain investments. Any failure to comply with these covenants would constitute a default, which could result in the acceleration of the principal amount and accrued and unpaid interest on all the outstanding Notes. In order for the holders of the Notes to assess our compliance with certain of these covenants, the indentures require us to disclose in the periodic reports we file with the SEC our Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow (each as defined in the indentures). Under the indentures, our ability to make certain types of restricted payments is limited by the amount of Adjusted Consolidated Cash Flow that we generate, which is determined based on our Tower Cash Flow and Non-Tower Cash Flow. In addition, the indentures for the Notes restrict us from incurring additional debt or issuing certain types of preferred stock if on a pro forma basis the issuance of such debt and preferred stock would cause our consolidated debt to be greater than 7.5 times our Adjusted Consolidated Cash Flow. As of March 31, 2007, the ratio of our consolidated debt to Adjusted Consolidated Cash Flow was approximately 4.4. For more information about the restrictions under our notes indentures, see note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

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

The following table presents Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the applicable notes (in thousands):

Tower Cash Flow, for the three months ended March 31, 2007	$167,419

Consolidated Cash Flow, for the twelve months ended March 31, 2007	$607,925
Less: Tower Cash Flow, for the twelve months ended March 31, 2007	(629,033)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2007	669,676

Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2007	$648,568

Non-tower Cash Flow, for the twelve months ended March 31, 2007	$(21,950)

ITEM 3. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate swaps and caps pursuant to our policies. All derivative financial instruments are for purposes other than trading. During the three months ended March 31, 2007, we repurchased or converted $250.5 million face amount of outstanding debt for $195.2 million in cash, including the conversion of $58.0 million principal amount of 3.25% Notes and the repurchase of $192.5 million principal amount of 5.0% Notes.

The following tables provide information as of March 31, 2007 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps and swaps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

Twelve month period ended March 31, 2007

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$1,643	$1,196	$60,361	$63,662	$325,093	$1,112,275	$1,564,230	$2,043,830
Average Interest Rate(a)	8.58%	8.13%	5.02%	3.90%	7.25%	5.99%
Variable Rate Debt(a)				$2,005,000			$2,005,000	$1,999,288
Average Interest Rate(a)

Aggregate Notional Amounts Associated with Interest Rate Caps and Swaps in Place

As of March 31, 2007 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate CAPS	2008		2009	2010		2011		2012	Thereafter		Total	Fair Value
Notional Amount	$25,000	(b)									$25,000	$0
Cap Rate(c)	8.0%

Interest Rate SWAPS	2008		2009	2010		2011		2012	Thereafter		Total	Fair Value
Notional Amount				$300,000	(d)						$300,000	$7,660
Fixed Rate(c)				3.88%
Notional Amount						$550,000	(e)				$550,000	$1,790
Fixed Rate(c)						4.78%
Notional Amount									$1,400,000	(f)	$1,400,000	$96
Fixed Rate(c)									4.97%

(a)	As of March 31, 2007, variable rate debt consists of the American Tower and SpectraSite credit facilities ($2,005.0 million) that were refinanced on October 27, 2005, which are included above based on their October 27, 2010 maturity dates. As of March 31, 2007, fixed rate debt consists of: the 2.25% convertible notes due 2009 ($0.1 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of March 31, 2007 is $503.2 million); the 5.0% Notes ($59.7 million); the 3.25% Notes ($49.8 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($325.1 million); the 3.00% convertible notes due August 15, 2012 ($345.0 million principal amount due at maturity; the balance as of March 31, 2007 is $344.5 million accreted value) and other debt of $59.6 million. Interest on our credit facilities is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at March 31, 2007 for our credit facilities was 5.40%. For the three months ended March 31, 2007, the weighted average interest rate under our credit facilities was 6.17%.
(b)	Includes notional amount of $25,000 that expires in September 2007.
(c)	Represents the weighted-average fixed rate or range of interest based on contractual notional amount as a percentage of total notional amounts in a given year.
(d)	Includes notional amounts of $300,000 that were terminated in May 2007.
(e)	Includes notional amounts of $550,000 that expire in October 2010 of which $100.0 million was terminated in May 2007.
(f)	Includes notional amounts of $1.4 billion for forward starting interest rate swap agreements that were terminated in April 2007.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt, which, as of March 31, 2007, was comprised of $2,005.0 million under our credit facilities ($1,130.0 million giving effect to the $875.0 million notional amount of interest rate swap and cap agreements). A 10% increase, or approximately 54 basis points, in current interest rates would have caused an additional pre-tax charge to our net income and an increase in our cash outflows of $1.6 million for the three months ended March 31, 2007.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our foreign operations, including our rental and management segment divisions in Mexico and Brazil. For each of the three months ended March 31, 2007 and 2006, the remeasurement gain from these operations approximated $0.4 and $0.3 million, respectively.

As of March 31, 2007, we maintained ten forward starting interest rate swap agreements designated as cash flow hedges to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the likely issuance of new fixed rate debt, which was issued on May 4, 2007. The swaps had an aggregate notional amount of $1.4 billion and a weighted average fixed rate of approximately 4.97%, and were terminated in connection with the issuance of new fixed rate debt. We were exposed to market risk for decreases in interest rates until termination of the swaps and if we failed to issue such new fixed rate debt on or before such date. In April 2007, upon termination, we received the fair value of these swap agreements of approximately $3.1 million.

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

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 26, 2006, a securities class action was filed in United States District Court for the District of Massachusetts against us and certain of our current officers by John S. Greenebaum for monetary relief. Specifically, the complaint names us, James D. Taiclet, Jr. and Bradley E. Singer as defendants and alleges that the defendants violated federal securities laws in connection with public statements made relating to our stock option practices and related accounting. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In December 2006, the court appointed the Steamship Trade Association-International Longshoreman’s Association Pension Fund as the lead plaintiff. On March 26, 2007, plaintiffs filed an amended consolidated complaint, which includes additional current and former officers and directors of the Company as defendants.

We periodically become involved in various claims and lawsuits that are incidental to our business. In our Annual Report on Form 10-K for the year ended December 31, 2006, we reported our material legal proceedings. Since the filing of our Annual Report, other than the litigation discussed above, there have been no material developments with respect to any material legal proceedings to which we are a party. In the opinion of management, after consultation with counsel, other than the litigation related to the our stock option granting practices and Verestar bankruptcy discussed above and in note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

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

We have a substantial amount of indebtedness. As of March 31, 2007, we had approximately $3.6 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest, or other amounts when due. Subject to certain restrictions under our existing indebtedness, we may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This may have the effect of increasing our total leverage.

Our substantial leverage could have significant negative consequences on our financial condition and results of operations, including:

•

impairing our ability to meet one or more of the financial ratio covenants contained in our debt agreements or to generate cash sufficient to pay interest or principal, which events could result in an acceleration of some or all of our outstanding debt in the event that an uncured default occurs;

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

Our business operations in Mexico and Brazil, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. For the three months ended March 31, 2007, approximately 13% of our consolidated revenues were generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

A substantial portion of our revenue is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. For the three months ended March 31, 2007:

•	Five customers accounted for approximately 63% of our revenues;

•	Sprint Nextel (including Sprint Nextel partners and affiliates) accounted for approximately 20% of our revenues;

•	AT&T (formerly Cingular Wireless) accounted for approximately 19% of our revenues; and

•	Verizon Wireless accounted for approximately 11% of our revenues.

Our largest international customer is Iusacell Celular, which accounted for approximately 3% of our total revenues for the three months ended March 31, 2007. Iusacell is under common control with Unefon and TV Azteca. Unefon is our second largest customer in Mexico and accounted for approximately 2% of our total revenues for the three months ended March 31, 2007. In addition, for the three months ended March 31, 2007, we received $3.5 million in interest income, net, from TV Azteca.

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

Iusacell Celular is our largest customer in Mexico and accounted for approximately 3% of our total revenues for the three months ended March 31, 2007. Iusacell has been in default under certain of its debt obligations and involved in litigation with certain of its creditors. Iusacell reported in January 2006 that it had reached an agreement in principle with its creditors to restructure its debt obligations. In February 2007, Iusacell submitted the credit agreement to the court and announced that approximately 97% of its recognized creditors supported the agreement. However, if the restructuring is not completed, or if the Iusacell bankruptcy or the creditor litigation has an adverse impact on Iusacell’s overall liquidity, it could interfere with Iusacell’s ability to meet its operating obligations, including rental payments under our leases with them.

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

We are subject to federal, state, local and foreign regulation of our business, including regulation by the Federal Aviation Administration (FAA), the Federal Communications Commission (FCC), the United States Environmental Protection Agency (EPA) and Occupational Safety and Health Administration (OSHA). Both the FCC and the FAA regulate towers used for wireless communications and radio and television antennas and the FCC separately regulates transmitting devices operating on towers. Similar regulations exist in Mexico, Brazil and other foreign countries regarding wireless communications and the operation of communications towers. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site, or site upgrades, thereby limiting our ability to respond to customer demands and requirements. Existing regulatory policies may adversely affect the associated timing or cost of such projects and additional regulations may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could adversely affect our operations.

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

Competitive pricing pressures for tenants on towers from these competitors could adversely affect our lease rates and services income. In addition, we may not be able to renew existing customer leases or enter into new customer leases, resulting in a material adverse impact on our profitability and growth rate. Increasing competition could also make the acquisition of high quality tower assets more costly.

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

Approximately 85% of the communications sites in our portfolio as of March 31, 2007 are located on leased land. Approximately 84% of the land leases for these sites have a final expiration date of 2016 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse affect on us.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. If we are unable or choose not to exercise our rights to purchase towers under these agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated. For example, our SpectraSite subsidiary has entered into lease or sublease agreements with affiliates of SBC Communications, a predecessor entity to AT&T Inc. (AT&T), with respect to approximately 2,500 towers pursuant to which SpectraSite has the option to purchase the sites upon the expiration of the lease or sublease beginning in 2013. The aggregate purchase option price for the AT&T towers was approximately $317.4 million as of March 31, 2007, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In addition, we have entered into a similar agreement with ALLTEL Communications, Inc. (ALLTEL) with respect to approximately 1,800 towers, for which we have an option to purchase the sites upon the expiration of the lease or sublease beginning in 2016. The aggregate purchase option price for the ALLTEL towers was approximately $58.3 million as of March 31, 2007, and will accrete at a rate of 3% per annum through the expiration of the lease or sublease period. We may not have the required available capital to exercise our right to purchase these or other lease or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our financial results could be adversely affected.

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

We and our directors and officers are defendants in a purported federal securities class action and several shareholder derivative actions relating to our stock option granting practices. These actions are in preliminary stages and we cannot predict their outcomes with certainty. If these actions are successful, however, they could have a material adverse impact on our financial position, results of operations and liquidity. These matters and any other related lawsuits could also result in substantial costs to us and a diversion of our management’s attention and resources, which could have a negative impact on our financial condition and results of operations. For more information regarding the litigation related to our stock option granting practices, please see note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The bankruptcy proceeding of our Verestar subsidiary exposes us to risks and uncertainties.

Our wholly owned subsidiary, Verestar, Inc., filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against us for breaches by Verestar of those contracts as to which we are primarily or secondarily liable as a guarantor (which we do not expect to exceed $3.2 million). In addition, in July 2005, the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) filed a complaint in the U.S. District Court for the Southern District of New York against us and certain of our and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against us. (The case initially filed in the District Court has since been transferred to the Bankruptcy Court, and both cases are now pending as a single, consolidated case before the same Bankruptcy judge.) Pursuant to the complaints, the Committee is seeking unspecified compensatory damages of not less than $150.0 million, punitive damages and various costs and fees. The outcome of this complex litigation cannot be predicted by us with certainty, is dependent upon many factors beyond our control, and could take several years to resolve. If any such claims are successful, however, they could have a material adverse impact on our financial position and results of operations. For more information regarding the Verestar bankruptcy and related litigation, please see note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2007, we issued an aggregate of 28,339 shares of our Class A common stock upon the exercise of 4,244 warrants assumed in our merger with SpectraSite, Inc. In August 2005, in connection with our merger with SpectraSite, Inc., we assumed approximately 1.0 million warrants to purchase shares of SpectraSite, Inc. common stock. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase 7.15 shares of Class A common stock at an exercise price of $32 per warrant. Net proceeds from these warrant exercises were approximately $48,350. The shares were issued to warrantholders in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended, and Section 1145 of the United States Code. No underwriters were engaged in connection with such issuances.

During the three months ended March 31, 2007, we issued an aggregate of 4,747,808 shares of our Class A common stock upon conversion of $58.0 million principal amount of our 3.25% Notes. Pursuant to the terms of the indenture, the holders of the 3.25% Notes received 81.808 shares of our Class A common stock for every $1,000 principal amount of notes converted. The shares were issued to the noteholders in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances. In connection with the conversion, we paid such holders an aggregate of $2.6 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of the future interest payments on the notes.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2007, we repurchased 12,632,638 shares of our Class A common stock for an aggregate of $496.2 million pursuant to our publicly announced stock repurchase programs, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(In millions)
January 2007(1)	4,554,861	$39.36	4,554,861	$172.2
February 2007(1)	4,287,077	$40.02	4,287,077	$0.6
March 2007(2)	3,790,700	$38.28	3,790,700	$1,354.8

Total First Quarter	12,632,638	$39.26	12,632,638	$1,354.8

(1)	Issuer repurchases pursuant to the $750.0 million stock repurchase program publicly announced in November 2005. The issuer completed repurchases under this program in February 2007.
(2)	Issuer repurchases pursuant to the $1.5 billion stock repurchase program publicly announced in February 2007. Under this program, our management is authorized through February 2008 to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we plan to make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

Since March 31, 2007, we have continued to repurchase shares of our Class A common stock pursuant to our $1.5 billion stock repurchase program. Between April 1, 2007 and May 2, 2007, we repurchased 3.7 million shares of our Class A common stock for an aggregate of $144.3 million pursuant to this program.

ITEM 6. EXHIBITS.

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: May 8, 2007	By:	/s/ BRADLEY E. SINGER
Bradley E. Singer Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Summary Compensation Information for Named Executive Officers (incorporated by reference from Item 5.02(e) of Current Report on Form 8-K (File 001-14195) filed on February 13, 2007).

10.2	Form of Option Surrender Agreement.

10.3	Option Amendment Agreement, dated as of February 27, 2007, by and between the Company and J. Michael Gearon, Jr.

10.4	Option Pledge Agreement, dated as of February 27, 2007, by and between the Company and J. Michael Gearon, Jr.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

EX-1