Form 10-Q
period 2007-06-30
AMERICAN TOWER CORP /MA/
filed 2007-08-07
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of July 26, 2007, there were 410,817,406 shares of Class A Common Stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART 1.    FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$213,021	$281,264
Restricted cash	35,928
Short-term investments and available-for-sale securities	15,634	22,986
Accounts receivable, net of allowances of $8,173 and $9,338, respectively	45,415	29,368
Prepaid and other current assets	79,404	63,919
Deferred income taxes	23,494	88,485

Total current assets	412,896	486,022

PROPERTY AND EQUIPMENT, net	3,115,888	3,218,124
GOODWILL	2,186,315	2,189,767
OTHER INTANGIBLE ASSETS, net	1,763,569	1,820,876
DEFERRED INCOME TAXES	473,651	482,710
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	431,772	415,720

TOTAL	$8,384,091	$8,613,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$205,878	$187,634
Accrued interest	23,889	41,319
Current portion of long-term obligations	1,666	253,907
Unearned revenue	83,626	86,769

Total current liabilities	315,059	569,629

LONG-TERM OBLIGATIONS	3,975,299	3,289,109
OTHER LONG-TERM LIABILITIES	453,508	365,974

Total liabilities	4,743,866	4,224,712

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN SUBSIDIARIES	3,462	3,591
STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 1,000,000,000 shares authorized, 449,668,049 and 437,792,629 shares issued, and 413,488,242 and 424,672,267 shares outstanding, respectively	4,497	4,378
Additional paid-in capital	7,709,929	7,502,472
Accumulated deficit	(2,757,452)	(2,733,920)
Accumulated other comprehensive income	3,189	16,079
Treasury stock: 36,179,807 and 13,120,362 shares at cost, respectively	(1,323,400)	(404,093)

Total stockholders’ equity	3,636,763	4,384,916

TOTAL	$8,384,091	$8,613,219

See notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Rental and management	$350,775	$320,169	$696,804	$636,428
Network development services	7,648	5,694	14,093	9,844

Total operating revenues	358,423	325,863	710,897	646,272

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	85,910	83,128	169,671	162,669
Network development services	4,132	2,609	7,654	4,680
Depreciation, amortization and accretion	131,637	132,811	261,831	266,072
Selling, general, administrative and development expense (including stock-based compensation expense of $11,546, $9,347, $28,214 and $18,858, respectively)	42,063	36,610	90,706	72,923
Impairments, net loss (gain) on sale of long-lived assets, restructuring and merger related expense	1,385	(67)	1,629	1,447

Total operating expenses	265,127	255,091	531,491	507,791

OPERATING INCOME	93,296	70,772	179,406	138,481

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $372, $373, $745 and $746, respectively	3,584	3,584	7,082	7,082
Interest income	3,224	1,371	6,841	2,729
Interest expense	(58,384)	(53,690)	(111,658)	(107,947)
Loss on retirement of long-term obligations	(28,908)	(3,497)	(33,060)	(25,074)
Other income	13,874	2,661	16,872	6,390

Total other expense	(66,610)	(49,571)	(113,923)	(116,820)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND INCOME ON EQUITY METHOD INVESTMENTS	26,686	21,201	65,483	21,661
Income tax provision	(14,566)	(12,936)	(32,197)	(14,762)
Minority interest in net earnings of subsidiaries	(96)	(280)	(184)	(537)
Income on equity method investments	6	6	8	10

INCOME FROM CONTINUING OPERATIONS	12,030	7,991	33,110	6,372
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (PROVISION) OF $11, $176, $(607) and $347, RESPECTIVELY	(32,021)	(327)	(30,873)	(645)

NET (LOSS) INCOME	$(19,991)	$7,664	$2,237	$5,727

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE AMOUNTS:
Income from continuing operations	$0.03	$0.02	$0.08	$0.02
Loss from discontinued operations	(0.08)		(0.07)	(0.01)

Net (loss) income	$(0.05)	$0.02	$0.01	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	417,682	423,252	419,644	423,028

DILUTED	429,846	435,601	435,464	435,005

See notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,237	$5,727
Stock-based compensation expense	28,214	18,858
Other non-cash items reflected in statements of operations (primarily depreciation and amortization)	359,469	308,072
Increase in restricted cash	(21,608)
Decrease (increase) in assets	21,273	(51,189)
(Decrease) increase in liabilities	(7,421)	11,173

Cash provided by operating activities	382,164	292,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(67,586)	(57,044)
Payments for acquisitions	(13,996)	(2,830)
Payments for acquisitions of minority interests		(22,944)
Proceeds from sale of available-for-sale securities and other assets	16,281	14,740
Deposits, restricted cash, short-term investments and other assets	(26,236)	(334)

Cash used for investing activities	(91,537)	(68,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Certificates in securitization transaction	1,750,000
Borrowings under credit facilities	1,350,000	242,000
Repayment of notes payable, credit facilities and capital leases	(2,611,686)	(232,341)
Purchases of Class A common stock	(913,237)	(289,459)
Proceeds from stock options, warrants and stock purchase plan	101,863	35,362
Deferred financing costs	(35,810)	(2,038)

Cash used for financing activities	(358,870)	(246,476)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(68,243)	(22,247)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	281,264	112,701

CASH AND CASH EQUIVALENTS, END OF PERIOD	$213,021	$90,454

CASH PAID FOR INCOME TAXES	$14,979	$13,635

CASH PAID FOR INTEREST	$126,134	$99,214

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of common stock in connection with conversion of convertible notes	$71,802	$44,075
Increase in fair value of cash flow hedges	3,754	11,269
Assets acquired through capital leases	602	700
Decrease in fair value of available-for-sale securities	(9,136)
Common stock repurchases included in accounts payable and accrued expenses	19,795	7,658

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

ATC is a holding company which conducts its operations in the United States, Mexico and Brazil through its directly and indirectly owned operating subsidiaries. ATC’s principal United States operating subsidiaries are American Towers, Inc. (ATI) and SpectraSite Communications, LLC (SpectraSite). ATC conducts international operations through its subsidiary, American Tower International, Inc., which in turn conducts operations in Mexico through its subsidiary ATC Mexico Holding Corp. (ATC Mexico) and in Brazil through its subsidiary ATC South America Holding Corp. (ATC South America).

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

Restricted Cash—The Company classifies as restricted cash all cash pledged as collateral to secure obligations and all cash whose use is otherwise limited by contractual provisions including cash on deposit in reserve accounts relating to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 described in note 3.

Short-Term Investments and Available-For-Sale Securities—As of June 30, 2007, short-term investments and available-for-sale securities includes Treasury bills of approximately $12.3 million with remaining maturities (when purchased) in excess of three months and approximately $3.4 million of available-for-sale securities.

Net (Loss) Income Per Common Share—Basic and Diluted—Basic net (loss) income per common share for the three and six months ended June 30, 2007 and 2006 represents net (loss) income divided by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share for the three and six months ended June 30, 2007 and 2006 represents net (loss) income divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options and warrants as determined under the treasury stock method and upon conversion of the Company’s convertible notes, as determined under the if-converted method. For the three and six months ended June 30, 2007, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 18.0 million and 19.0 million, respectively, and shares issuable upon exercise of the Company’s stock options of 6.8 million and 7.7 million,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

respectively, as the effect would be anti-dilutive. For the three and six months ended June 30, 2006, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 31.9 million and 35.6 million, respectively, and shares issuable upon exercise of stock options of 1.4 million and 5.9 million, respectively, as their effect would be anti-dilutive.

The following table sets forth basic and diluted net (loss) income per common share computational data for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding used in computing basic net (loss) income per common share	417,682	423,252	419,644	423,028
Dilutive securities:
Stock options, warrants and convertible notes	12,164	12,349	15,820	11,977

Weighted average common shares outstanding used in computing diluted net (loss) income per common share	429,846	435,601	435,464	435,005

Basic net income from continuing operations per common share	$0.03	$0.02	$0.08	$0.02

Diluted net income from continuing operations per common share	$0.03	$0.02	$0.08	$0.02

Total Comprehensive (Loss) Income—Total comprehensive (loss) income for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total comprehensive (loss) income	$(24,657)	$12,506	$(10,653)	$16,996

Total comprehensive (loss) income includes changes in the fair value of available-for-sale securities and derivative instruments and the related reclassification to net (loss) income of previously unrealized gains and losses.

Recent Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company as of January 1, 2008. The Company is in the process of evaluating the impact that SFAS No. 157 will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for the Company as of January 1, 2008. The Company is in the process of evaluating the impact that SFAS No. 159 will have on its results of operations and financial position.

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

Effective January 1, 2007, the Company adopted the provisions of SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effect of applying this interpretation has been recorded as an increase of $25.8 million to accumulated deficit, an increase of $9.2 million to prepaid and other current assets and an increase of $17.1 million to long-term deferred tax assets, with a corresponding increase in other long-term liabilities of $52.1 million in the condensed consolidated balance sheet as of January 1, 2007.

In conjunction with the adoption of FIN 48, the Company classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports penalties and tax-related interest expense as a component of the provision for income taxes and interest income from tax refunds as a component of other income in the condensed consolidated statement of operations. During the three and six months ended June 30, 2007, the Company recorded penalties and tax-related interest expense of $1.1 million and $2.8 million, respectively, and for the six months ended June 30, 2007, interest income from tax refunds of $1.5 million. As of June 30, 2007 and January 1, 2007, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the condensed consolidated balance sheets was $36.0 million and $33.2 million, respectively. Certain deductions have been challenged by foreign tax authorities based on an alleged failure to comply with an administrative procedure. The Company has unrecognized tax benefits of approximately $10.0 million related to this matter. This matter is currently under audit and is expected to be resolved in the next 12 months. The Company cannot yet determine the specific timing or the amount of any potential settlement.

The Company files numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns in Mexico and Brazil. As a result of the Company’s ability to carry forward federal and state net operating losses, the applicable tax years remain open to examination until three years after the applicable loss carry forwards have been used or expired. However, the Company has completed U.S. federal income tax examinations for tax years up to and including 2002. The Company is subject to U.S. federal income tax examinations for tax years 2004 and 2005. Additionally, it is subject to ongoing examination in various U.S. state jurisdictions for certain tax years, and is under examination in Mexico for the 2002 tax year and Brazil for the 2001 through 2006 tax years. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

As of January 1, 2007, the total amount of unrecognized tax benefits was $183.9 million of which $34.3 million would affect the effective tax rate, if recognized. The total amount of unrecognized tax benefits was not materially different for the six months ended June 30, 2007. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters described above ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, the Company is unable to estimate the impact of the amount of such changes, if any, to its recorded uncertain tax positions.

In April 2007, the Company received a federal income tax refund of approximately $65.0 million, plus $15.0 million in interest related to the carry back of certain federal net operating losses described in note 13 to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. As of March 31, 2007, the tax refund and related interest receivable were recorded in the current portion of deferred income taxes and prepaid and other current assets, respectively, within the Company’s condensed consolidated balance sheet. Accordingly, the impact of receiving the refund and related interest on the results of operations for the three months ended June 30, 2007 was limited to an immaterial amount related to interest earned on the refund in April 2007.

3.	Financing Transactions

Securitization—During the six months ended June 30, 2007, the Company completed a securitization transaction (the Securitization) involving assets related to 5,295 broadcast and wireless communications towers (the Towers) owned by two special purpose subsidiaries of the Company, through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the Certificates).

The Certificates were issued by American Tower Trust I (the Trust), a trust established by American Tower Depositor Sub, LLC (the Depositor), an indirect wholly owned special purpose subsidiary of the Company. The assets of the Trust consist of a recourse loan (the Loan) initially made by the Depositor to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (the Borrowers), pursuant to a Loan and Security Agreement among the foregoing parties dated as of May 4, 2007 (the Loan Agreement). The Borrowers are special purpose entities formed solely for the purpose of holding the Towers subject to the Securitization.

As indicated in the table below, the Certificates were issued in seven separate classes. Each of the Class B, Class C, Class D, Class E and Class F Certificates are subordinated in right of payment to any other class of Certificates which has an earlier alphabetical designation. The Certificates were issued with terms identical to the Loan except for the Class A-FL Certificates, which bear interest at a floating rate while the related component of the Loan bears interest at a fixed rate, as described below. The various classes of Certificates were issued with a weighted average interest rate of approximately 5.61%. The Certificates have an expected life of approximately seven years with a final repayment date in April 2037.

Class	Initial Class Principal Balance	Interest Rate
Class A-FX	$872,000,000	5.4197%
Class A-FL	$150,000,000	LIBOR +0.1900(a)
Class B	$215,000,000	5.5370%
Class C	$110,000,000	5.6151%
Class D	$275,000,000	5.9568%
Class E	$ 55,000,000	6.2493%
Class F	$ 73,000,000	6.6388%

(a)	The Class A-FL Certificates bear interest at a floating rate based on LIBOR, but interest on the related component of the Loan is computed at a fixed rate equal to the interest rate on the Class A-FX Certificates. Holders of the Class A-FL Certificates have the benefit of an interest rate swap agreement between the Trust and Morgan Stanley Capital Services Inc. Neither the Borrowers nor the Company have any obligations or liability with respect to this interest rate swap agreement.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company used the net proceeds from the Securitization to repay all amounts outstanding under the SpectraSite credit facilities, including approximately $765.0 million in principal, plus accrued interest thereon and other costs and expenses related thereto, as well as to repay approximately $250.0 million drawn under the revolving loan component of the American Tower credit facilities. An additional $349.5 million of the proceeds was used to fund the Company’s tender offer and consent solicitation for the ATI 7.25% senior subordinated notes due 2011 (ATI 7.25% Notes), as described below, and the remainder will be used for general corporate purposes. The Company also funded $14.3 million in cash reserve accounts with proceeds from the Securitization as required under the Loan Agreement.

The Loan will be paid by the Borrowers solely from the cash flows generated by the Towers. These funds in turn will be used by or on behalf of the Trust to service the payment of interest on the Certificates and for any other payments required by the Loan Agreement. The Borrowers are required to make monthly payments of interest on the Loan. Subject to certain limited exceptions described below, no payments of principal will be required to be made prior to the anticipated repayment date for the Loan in April 2014. On a monthly basis, after payment of all required amounts under the Loan Agreement, the excess cash flows generated from the operation of the Towers are released to the Borrowers, which can then be distributed to, and used by, the Company. However, if the debt service coverage ratio (the DSCR), generally defined as the net cash flow divided by the amount of interest, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding 12 months on the Loan, is (A) for the five-year period commencing on the closing date of the Securitization, 1.30x or less for such calendar quarter or (B) beginning with the first full calendar quarter after the expiration of such five-year period, 1.75x or less for such quarter, and such DSCR continues to exist for two consecutive calendar quarters (the Cash Trap DSCR), then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters. An “amortization period” commences if (i) as of the end of any calendar quarter the DSCR falls below (A) for the five-year period commencing on the closing date of the Securitization, 1.15x or (B) beginning with the first full calendar quarter after the expiration of such five-year period, 1.45x (the Minimum DSCR) for such calendar quarter and such DSCR continues to exist until the end of any two consecutive calendar quarters the DSCR exceeds the Minimum DSCR for such two consecutive calendar quarters or (ii) on the anticipated repayment date the Loan has not been repaid in full.

The Borrowers may not prepay the Loan in whole or in part at any time prior to May 2009, except in limited circumstances, including the occurrence of certain casualty and condemnation events relating to the Towers and certain dispositions of Towers. Thereafter, prepayment is permitted provided it is accompanied by applicable prepayment consideration. If the prepayment occurs within nine months of the anticipated repayment date, no prepayment consideration is due. The entire unpaid principal balance of the Loan components will be due in April 2037. The Loan may be defeased in whole or in part at any time.

The Loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the Towers and their operating cash flows, (2) a security interest in substantially all of the Borrowers’ personal property and fixtures and (3) the Borrowers’ rights under the Management Agreement (as defined below). American Tower Holding Sub, LLC, whose only material assets are its equity interests in each of the Borrowers, and American Tower Guarantor Sub, LLC, whose only material asset is its equity interest in American Tower Holding Sub, LLC, each have guaranteed repayment of the Loan and pledged their equity interests in their respective subsidiary or subsidiaries as security for such payment obligations. American Tower Guarantor Sub, LLC, American Tower Holding Sub, LLC, the Depositor and the Borrowers each were formed as special purpose

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

entities solely for purposes of the Securitization, and the assets and credit of these entities are not available to satisfy the debts and other obligations of the Company or any other person, except as set forth in the Loan Agreement.

The Loan Agreement includes operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. The organizational documents of the Borrowers contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that the Borrowers maintain at least two independent directors. The Loan Agreement also contains certain covenants that require the Borrowers to provide the Trustee with regular financial reports and operating budgets, promptly notify the Trustee of events of default and material breaches under the Loan Agreement and other agreements related to the Towers, and allow the Trustee reasonable access to the Towers, including the right to conduct site investigations.

A failure to comply with the covenants in the Loan Agreement could prevent the Borrowers from taking certain actions with respect to the Towers, and could prevent the Borrowers from distributing any excess cash from the operation of the Towers to the Company. If the Borrowers were to default on the Loan, the Bank of New York (the Servicer) could seek to foreclose upon or otherwise convert the ownership of the Towers, in which case the Company could lose the Towers and the revenue associated with the Towers.

In connection with the issuance and sale of the Certificates, the Borrowers entered into a management agreement (Management Agreement) dated as of May 4, 2007 with SpectraSite, as manager (in that capacity, Manager). Pursuant to the Management Agreement, SpectraSite will perform, on behalf of the Borrowers, those functions reasonably necessary to maintain, market, operate, manage and administer the Towers.

Also in connection with the issuance and sale of the Certificates, the Borrowers, the Depositor, the Manager and LaSalle Bank National Association (Trustee), entered into a cash management agreement (Cash Management Agreement) dated as of May 4, 2007. Pursuant to the Cash Management Agreement, the Borrowers will establish certain accounts and reserves, controlled by the Depositor or its assignee, to which the Borrowers and the Manager will be required to transfer all revenue received from the Towers. The Borrowers, the Manager and the Trustee will administer the reserved funds in the manner set forth in the Loan Agreement and the Cash Management Agreement. In connection with the issuance and sale of the Certificates, the Depositor, the Trustee and the Servicer, entered into a trust and servicing agreement (Trust and Servicing Agreement) dated as of May 4, 2007. Pursuant to the Trust and Servicing Agreement, the Servicer will administer and oversee the performance by the Borrowers and the Manager of their respective obligations under the documents entered into in connection with the transaction.

Under the Loan Agreement, the Borrowers are required to maintain reserve accounts, including for debt service payments, ground rents, real estate and personal property taxes, insurance premiums and management fees, and to reserve a portion of advance rents from tenants on the Towers. Based on the terms of the Loan Agreement, all rental cash receipts received each month are restricted and held by the Trustee. The $35.9 million held in the reserve accounts as of June 30, 2007 is classified as restricted cash on the Company’s accompanying condensed consolidated balance sheet.

New Credit Facility—In June 2007, the Company refinanced its existing $1.6 billion senior secured credit facilities at the American Tower operating company (AMT OpCo) level with a new $1.25 billion senior unsecured revolving credit facility of American Tower Corporation. At closing, the Company drew down approximately $1.0 billion under the new credit facility and, together with cash on hand, used the funds to repay

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

all amounts outstanding under the existing AMT OpCo credit facilities (see “—Previous Credit Facilities”). As of June 30, 2007, the Company had drawn $1.0 billion under the new credit facility and had $13.7 million of undrawn letters of credit outstanding.

The Company has the option of choosing either a defined base rate or the LIBOR rate as the applicable base rate for borrowings under the new credit facility. The credit facility interest rate ranges between 0.40% to 1.25% above the LIBOR rate for LIBOR based borrowings or between 0.00% to 0.25% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.08% to 0.25% per annum, based upon the Company’s debt ratings.

The new credit facility contains certain financial ratios and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which the Company must comply, including the following three financial maintenance tests:

•	a consolidated total leverage ratio (Total Debt to Adjusted EBITDA) of not greater than 6.00 to 1.00 for the Company and its subsidiaries (other than unrestricted subsidiaries);

•	a consolidated senior secured leverage ratio (Senior Secured Debt to Adjusted EBITDA) of not greater than 3.00 to 1.00 for the Company and its subsidiaries (other than unrestricted subsidiaries); and

•	an interest coverage ratio (Adjusted EBITDA to Interest Expense) of not less than 2.50 to 1.00 for the Company and its subsidiaries (other than unrestricted subsidiaries).

Any failure to comply with the financial ratios and operating covenants of the credit facility would not only prevent the Company from being able to borrow additional funds, but would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

The loan agreement for the Company’s new credit facility is with JPMorgan Chase Bank, N.A. and The Toronto Dominion Bank, New York Branch, as Issuing Banks, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and lenders that are signatories thereto. The credit facility has a term of five years and matures on June 8, 2012. All principal and interest will be due and payable in full at maturity. The credit facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The credit facility allows the Company to use borrowings for working capital needs and other general corporate purposes of the Company and its subsidiaries (including, without limitation, to refinance or repurchase other indebtedness and, provided certain conditions are met, to repurchase the Company’s equity securities, in each case without additional lender approval).

Previous Credit Facilities—During the six months ended June 30, 2007, the Company also maintained two credit facilities at its principal operating subsidiaries, the SpectraSite credit facilities and the AMT OpCo credit facilities (together, the Previous Credit Facilities). As discussed above, the Company repaid and terminated the SpectraSite credit facilities and the AMT OpCo credit facilities in May and June 2007, respectively, for which outstanding borrowings were $765.0 million and $1.0 billion, respectively. In connection with the termination of the Previous Credit Facilities and all commitments thereunder, the Company recorded a charge of $7.6 million related to the write-off of deferred financing costs, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2007.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Prior to terminating the Previous Credit Facilities, the Company entered into incremental revolving loan commitments with respect to the Previous Credit Facilities and repaid amounts outstanding under the Previous Credit Facilities during the six months ended June 30, 2007. In February 2007, the Company entered into two incremental revolving loan commitments under its Previous Credit Facilities, consisting of a $300.0 million revolving loan under the AMT OpCo credit facilities and a $250.0 million revolving loan under the SpectraSite credit facilities. In February 2007, the Company also drew down $250.0 million of the existing revolving loan under the AMT OpCo credit facilities to fund the cash tender offer for the Company’s 5.0% convertible notes due 2010 (5.0% Notes) discussed below. In the second quarter of 2007, the Company borrowed and then repaid an additional $30.0 million of the existing revolving loan under the AMT OpCo credit facilities and also borrowed and then repaid $40.0 million under the SpectraSite credit facilities. In addition, in May 2007, the Company used net proceeds from the Securitization to repay the $250.0 million drawn under the incremental revolving loan of the AMT OpCo credit facilities.

For more information regarding the Previous Credit Facilities, see note 7 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Termination of Interest Rate Swap Agreements—During the three months ended June 30, 2007, the Company received approximately $20.1 million in cash upon net settlement of all of its assets and liabilities under its interest rate swap agreements. The Company received $3.1 million in cash upon settlement of the assets and liabilities under ten forward starting interest rate swap agreements with an aggregate notional amount of $1.4 billion, which were designated as cash flow hedges to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the debt issued with the Securitization in May 2007. As a result, the settlement gain of $2.0 million, net of a tax benefit of a $1.1 million, is being recognized as a reduction in interest expense over the five-year period for which the interest rate swaps were designated as hedges. The Company also received $17.0 million in cash upon settlement of its assets and liabilities under 13 additional interest rate swap agreements with an aggregate notional amount of $850.0 million that managed exposure to variability of interest rates under the Previous Credit Facilities. The Company recognized a net gain on these terminations of $8.1 million which is included in other income in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2007.

3.25% Convertible Notes—During the six months ended June 30, 2007, the Company issued an aggregate of 5,974,928 shares of Class A common stock upon conversion of $73.0 million principal amount of 3.25% convertible notes due August 1, 2010 (3.25% Notes). Pursuant to the terms of the indenture, the holders of the 3.25% Notes received 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversion, the Company paid such holders an aggregate of approximately $3.2 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of the future interest payments on the notes. The Company recorded a charge of $3.2 million related to amounts paid in excess of carrying value, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2007. As of June 30, 2007, $34.8 million principal amount of 3.25% Notes remained outstanding.

5.0% Convertible Notes—In February 2007, the Company conducted a tender offer for its outstanding 5.0% Notes. The tender offer was intended to satisfy the rights granted to each noteholder under the indenture for the 5.0% Notes to require the Company to repurchase on February 20, 2007 all or any part of such holder’s 5.0% Notes at a price equal to the issue price plus accrued and unpaid interest, if any, up to but excluding February 20, 2007. Under the terms of the 5.0% Notes, the Company had the option to pay for the 5.0% Notes with cash, Class A common stock, or a combination of cash and stock. The Company elected to pay for the 5.0% Notes solely with cash. Pursuant to the tender offer, the Company repurchased an aggregate of $192.5 million principal

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

amount of 5.0% Notes for an aggregate of $192.6 million. The Company recorded a charge of $1.6 million related to the write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2007. As of June 30, 2007, $59.7 million principal amount of the Company’s 5.0% Notes remained outstanding. As of December 31, 2006, the outstanding $252.2 million principal amount of the 5.0% Notes was reflected in current portion of long-term obligations in the accompanying condensed consolidated balance sheet pursuant to a put option in February 2007 and the tender offer described above. Amounts outstanding as of June 30, 2007 are reflected in long-term obligations in the accompanying condensed consolidated balance sheet based on the maturity date of the 5.0% Notes in 2010.

ATI 7.25% Notes Tender Offer and Consent Solicitation—In April 2007, the Company commenced a cash tender offer and consent solicitation with respect to its outstanding ATI 7.25% Notes. In May 2007, the Company received tenders and consents of approximately 99.9% or $324.8 million of the $325.1 million principal amount of ATI 7.25% Notes outstanding, and elected to accept for payment all ATI 7.25% Notes that had been properly tendered and not withdrawn, together with the related consents. Accordingly, the Company paid $349.5 million, including approximately $10.2 million in accrued and unpaid interest, to holders of ATI 7.25% Notes using net proceeds from the Securitization discussed above. In connection with the tender offer and consent solicitation, the Company entered into a supplemental indenture effecting certain amendments to the indenture for the notes to eliminate most of the restrictive covenants and certain events of default and to eliminate or modify related provisions. The Company recorded a charge of $20.5 million related to amounts paid in excess of carrying value, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2007. As of June 30, 2007, $0.3 million principal amount of ATI 7.25% Notes remained outstanding.

Stock Repurchase Programs—During the six months ended June 30, 2007, the Company repurchased an aggregate of approximately 22.8 million shares of its Class A common stock for an aggregate of $910.4 million pursuant to its publicly announced stock repurchase programs, as described below, of which $913.2 million was paid in cash and $19.8 million and $22.6 million was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2007 and December 31, 2006, respectively.

In February 2007, the Company completed its $750.0 million stock repurchase program, originally announced in November 2005. Pursuant to this repurchase program, the Company repurchased 8.8 million shares of its Class A common stock for an aggregate of $351.0 million during the six months ended June 30, 2007.

In February 2007, the Company’s Board of Directors approved a new stock repurchase program pursuant to which the Company intends to repurchase up to $1.5 billion of its Class A common stock through February 2008. The Company expects to utilize cash on hand, cash from operations, borrowings under its credit facility, and borrowings from potential future financings to fund the repurchase program. Under the program, the Company’s management is authorized to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, the Company plans to make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows the Company to repurchase shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. During the six months ended June 30, 2007, pursuant to this repurchase program, the Company repurchased 14.0 million shares of its Class A common stock for an aggregate of $559.4 million, of which $539.6 million was paid in cash prior to June 30, 2007 and $19.8 million was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2007. (See note 8.)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

4.	Goodwill and Other Intangible Assets

The Company’s net carrying amount of goodwill was approximately $2.2 billion as of June 30, 2007 and December 31, 2006, all of which related to its rental and management segment. The Company’s changes in the carrying value of goodwill for the six months ended June 30, 2007 are as follows (in thousands):

June 30, 2007
Balance as of beginning of the period	$2,189,767
Reduction associated with deferred tax assets recognized upon utilization of SpectraSite net operating and capital losses	(3,452)

Balance	2,186,315

The following table presents summary information about the Company’s intangible assets subject to amortization (in thousands):

	June 30, 2007	December 31, 2006
Acquired customer base and network location intangibles	$1,762,025	$1,755,201
Acquired customer relationship intangible	775,000	775,000
Deferred financing costs	67,689	56,084
Acquired licenses and other intangibles	51,866	51,703

Total	2,656,580	2,637,988
Less accumulated amortization	(893,011)	(817,112)

Other intangible assets, net	$1,763,569	$1,820,876

The Company amortizes its intangible assets over periods ranging from three to twenty years. Amortization of intangible assets for the three and six months ended June 30, 2007 was approximately $42.4 million and $84.7 million, respectively (excluding amortization of deferred financing costs, which is included in interest expense). The Company expects to record amortization expense (excluding amortization of deferred financing costs) of approximately $168.1 million for the year ended December 31, 2007, and $164.2 million, $162.8 million, $160.4 million, $157.2 million and $155.4 million for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

5.	Stock-Based Compensation

During the three and six months ended June 30, 2007 and 2006, the Company recognized stock-based compensation expense of approximately $11.5 million, $28.2 million, $9.3 million and $18.9 million, respectively. Stock-based compensation expense for the six months ended June 30, 2007 and 2006 includes $7.6 million and $0.4 million, respectively, related to the modification of certain stock option awards to revise vesting and exercise terms for certain terminated employees.

Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. During the six months ended June 30, 2007, the Company granted options to purchase shares of Class A common stock under its 1997 Stock Option Plan (1997 Plan) and its 2007 Equity Incentive Plan (2007 Plan). The 1997 Plan provides for the grant of non-qualified and incentive stock options, and will expire in November 2007. The 2007 Plan was approved by the Company’s stockholders in May 2007 and provides for the grant of non-qualified and incentive stock options,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

as well as restricted stock and other stock-based awards. In addition, the Company has outstanding options that were granted under the SpectraSite, Inc. 2003 Equity Incentive Plan (SpectraSite Plan) and assumed by the Company in connection with the Company’s merger with SpectraSite, Inc., as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

As of June 30, 2007, options to purchase approximately 17.8 million, 0.3 million and 0.3 million shares of Class A common stock remained outstanding under the 1997 Plan, the 2007 Plan and the SpectraSite Plan, respectively. The Company does not intend to grant any additional options under the 1997 Plan or the SpectraSite Plan. In addition, the Company maintained stock option plans for ATC Mexico (ATC Mexico Plan) and ATC South America (ATC South America Plan). In February 2007, the Company terminated the ATC Mexico Plan and the ATC South America Plan. No options were granted during the six months ended June 30, 2007 and no options were outstanding as of June 30, 2007 under the ATC Mexico Plan or the ATC South America Plan.

Stock Options—The following table summarizes the Company’s option activity for the six months ended June 30, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2007	20,435,594	$19.67
Granted	4,883,110	37.82
Exercised	(5,811,161)	18.26
Cancelled	(1,138,504)	28.05

Outstanding as of June 30, 2007	18,369,039	$24.65	7.67	$319.7

Exercisable as of June 30, 2007	6,739,013	$16.44	5.87	$173.0

Vested or expected to vest, net of estimated forfeitures, as of June 30, 2007	17,490,545	$24.27	7.60	$311.0

Key weighted average assumptions used to apply the Black-Scholes pricing model for the six months ended June 30, 2007 and 2006 are as follows:

	January 1, 2007 – June 30, 2007	January 1, 2006 – June 30, 2006
Approximate risk-free interest rate	4.49%	4.72%
Expected life of option grants	6.25 years	6.25 years
Expected volatility of underlying stock	28.04%	29.60%
Expected annual dividends	N/A	N/A

The weighted average grant date fair value for the stock options granted during the three and six months ended June 30, 2007 was $16.59 and $14.36, respectively, and for the three and six months ended June 30, 2006 was $13.67 and $12.51, respectively. As of June 30, 2007, total unrecognized compensation expense related to unvested share-based compensation awards granted under the option plans was $109.8 million, and that cost is expected to be recognized over a weighted average period of approximately three years. The total intrinsic value for stock options exercised during the three and six months ended June 30, 2007 was $52.1 million and $121.9 million, respectively, and for the three and six months ended June 30, 2006 was $35.7 million and $68.0 million, respectively. The amount of cash received from the exercise of stock options was $100.8 million and $34.4

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

million during the six months ended June 30, 2007 and 2006, respectively. The Company did not capitalize any stock-based compensation during the six months ended June 30, 2007 and 2006.

Employee Stock Purchase Plan—The Company also maintains an employee stock purchase plan (ESPP) for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the six months ended June 30, 2007 and 2006, 28,000 shares and 29,000 shares, respectively, were purchased by employees under the ESPP. During the June 2007, December 2006, June 2006 and December 2005 offering periods the fair value for the ESPP shares was $9.71, $8.62, $7.29 and $6.37, respectively.

Key assumptions used to apply the Black-Scholes pricing model for the three and six months ended June 30, 2007 and June 30, 2006 are as follows:

Weighted Average Assumption	June 2007 Offering	December 2006 Offering	June 2006 Offering	December 2005 Offering
Approximate risk-free interest rate	4.98%	5.05%	5.17%	5.01%
Expected life of the shares	6 months	6 months	6 months	6 months
Expected volatility of underlying stock price	27.53%	28.74%	29.60%	29.60%
Expected annual dividends	N/A	N/A	N/A	N/A

Remediation Plan Related to Review of Stock Option Granting Practices and Related Accounting—During the year ended December 31, 2006, the Company conducted a review of its stock option granting practices and related accounting as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In connection with this review, the special committee of the Company’s Board of Directors recommended a remediation plan to the Board of Directors to address the issues raised by its findings. On December 19, 2006, the Board of Directors approved the remediation plan, which included, among other things, the elimination of any excess benefit received by the Company’s officers and members of its Board of Directors from options having been granted to them with exercise prices below the fair market value of the Company’s Class A common stock on the legal grant date, as determined by the special committee. For outstanding options, this was accomplished by amending options to purchase an aggregate of 985,511 shares, thereby eliminating an aggregate excess benefit of approximately $6.5 million. For options that had been exercised, this was accomplished by surrendering vested in-the-money options to purchase an aggregate of 1,446,599 shares, thereby surrendering an aggregate excess benefit of approximately $4.9 million (net of approximately $3.6 million in taxes paid by such individuals).

The option amendments described above are treated as option modifications. However, as these options were amended to increase the exercise price and no other consideration was received as a result of this exchange, the result was a decrease in the fair value of such options. Accordingly, no incremental value was provided and no additional compensation cost was recorded by the Company. As the surrender of vested in-the-money options pursuant to the remediation plan involved the surrender of unexercised options, no additional paid-in-capital was ever paid by the individuals or received by the Company. For more information, see note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Tax Consequences under Internal Revenue Code Section 409A—In order to compensate the Company’s non-executive employees who previously exercised affected options and already incurred taxes and penalties under Section 409A of the Internal Revenue Code of 1986, as amended (Section 409A), the Company made cash payments on behalf of such individuals for these taxes for an aggregate of $0.8 million, which was recorded as

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

selling, general, administrative and development expense in the Company’s consolidated financial statements in the fourth quarter of 2006. In order to remedy the unfavorable personal tax consequences of Section 409A on holders of outstanding options, the Company conducted a tender offer to amend the affected options, and to give the option holders (excluding officers and Directors) a cash payment for the difference in option exercise price between the amended option and the original price. The Company accounted for the financial impact of the tender offer as a stock option modification, resulting in an increase to stock-based compensation of $0.3 million in the Company’s consolidated financial statements for the year ended December 31, 2006 and an additional $0.8 million recognized in the six months ended June 30, 2007. The Company paid holders of options that were amended in the tender offer an aggregate of approximately $3.9 million. For more information, see note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

6.	Business Segments

The Company operates in two business segments: rental and management and network development services. The rental and management segment provides for the leasing and subleasing of antenna space on multi-tenant towers and other properties for a diverse range of customers primarily in the wireless communications and broadcast industries. The network development services segment offers services activities that support the Company’s rental and management operations and the addition of new tenants and equipment on the Company’s towers, including structural analysis, site acquisition, zoning and permitting.

The accounting policies applied in compiling segment information below are similar to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In evaluating financial performance, management focuses on segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the rental and management segment operating profit and segment gross margin also include interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income, minority interest in net earnings of subsidiaries, income on equity method investments, income taxes and discontinued operations.

The Company’s reportable segments are strategic business units that offer different services. They are generally managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments for the three months and six months ended June 30, 2007 and 2006 is shown in the table below. The Other column below represents amounts excluded from specific segments, such as stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; impairments, net loss (gain) on sale of long-lived assets, restructuring and merger related expense; interest income; interest expense; loss on retirement of long-term obligations; and other income, as well as reconciles segment operating profit to income before income taxes, minority interest and income on equity method investments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Three months ended June 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2007
Segment revenues	$350,775	$7,648		$358,423
Segment operating expenses	85,910	4,132		90,042
Interest income, TV Azteca, net	3,584			3,584

Segment gross margin	268,449	3,516		271,965

Segment selling, general, administrative and development expenses	16,816	741		17,557

Segment operating profit	$251,633	$2,775		$254,408

Other selling, general, administrative and development expense			$24,506	24,506
Depreciation, amortization and accretion	$129,447	$538	1,652	131,637
Other expenses			71,579	71,579

Income before income taxes, minority interest and income on equity method investments				$26,686

2006
Segment revenues	$320,169	$5,694		$325,863
Segment operating expenses	83,128	2,609		85,737
Interest income, TV Azteca, net	3,584			3,584

Segment gross margin	240,625	3,085		243,710

Segment selling, general, administrative and development expenses	15,864	857		16,721

Segment operating profit	$224,761	$2,228		$226,989

Other selling, general, administrative and development expense			$19,889	19,889
Depreciation, amortization and accretion	$130,029	$411	2,371	132,811
Other expenses			53,088	53,088

Income before income taxes, minority interest and income on equity method investments				$21,201

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Six months ended June 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2007
Segment revenues	$696,804	$14,093		$710,897
Segment operating expenses	169,671	7,654		177,325
Interest income, TV Azteca, net	7,082			7,082

Segment gross margin	534,215	6,439		540,654

Segment selling, general, administrative and development expenses	32,963	1,804		34,767

Segment operating profit	$501,252	$4,635		$505,887

Other selling, general, administrative and development expense			$55,939	55,939
Depreciation, amortization and accretion	$257,691	$1,054	3,086	261,831
Other expenses			122,634	122,634

Income before income taxes, minority interest and income on equity method investments				$65,483

2006
Segment revenues	$636,428	$9,844		$646,272
Segment operating expenses	162,669	4,680		167,349
Interest income, TV Azteca, net	7,082			7,082

Segment gross margin	480,841	5,164		486,005

Segment selling, general, administrative and development expenses	31,610	1,910		33,520

Segment operating profit	$449,231	$3,254		$452,485

Other selling, general, administrative and development expense			$39,403	39,403
Depreciation, amortization and accretion	$260,613	$788	4,671	266,072
Other expenses			125,349	125,349

Income before income taxes, minority interest and income on equity method investments				$21,661

7.	Commitments and Contingencies

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company is also subject to a securities class action and shareholder derivative lawsuits relating to its stock option granting practices and related accounting, as further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In May 2007, the Company and individual defendants filed a motion to dismiss the securities class action filed in May 2006 against the Company and certain current and former officers and directors in the U.S. District Court for the District of Massachusetts. In July 2007, the plaintiff filed a brief opposing that motion, and the Company and individual defendants responded by filing a reply brief. In addition, in July 2007, the Company moved to dismiss the separate consolidated shareholder derivative lawsuits filed in 2006 against the Company and certain current and former officers and directors in Suffolk County Superior Court in Massachusetts and in the U.S. District Court for the District of Massachusetts. The Company moved to dismiss the federal and state derivative actions based on the plaintiffs’ failure to make demand of its Board of Directors prior to filing these actions. In addition, the Company moved to dismiss or stay the derivative lawsuits based on conclusions reached by the special litigation committee of its Board of Directors with respect to the claims asserted in the shareholder derivative lawsuits. The special litigation committee, comprised of independent directors, was formed in May 2006 to conduct, with the assistance of independent outside counsel, a review of the Company’s historical stock option granting practices and to determine whether pursuing the derivative claims asserted in those lawsuits is, after considering all relevant factors, in the best interests of the Company and its stockholders. The special litigation committee concluded that in order to avoid duplicative litigation, among other relevant factors, the consolidated federal derivative actions should be dismissed. The special litigation committee also concluded that all claims against the Company’s current officers and directors should be dismissed as being without merit, and that, with respect to the claims against its former directors and officers, either such claims should be dismissed as being without merit or, in certain cases, that there was some evidence to indicate that state law claims may be pursuable, but as a result of the Company’s remediation plan, among other factors, the extent of the likely recoverable damages was relatively modest. There is no assurance, however, that the courts adjudicating these claims will accept the determinations made by the special litigation committee.

The securities class action and the separate consolidated shareholder derivative lawsuits are in their early stages and the Company cannot estimate the possible loss or range of loss, if any, associated with their resolution, nor can the Company predict the final disposition of these matters. In the event of an adverse outcome with respect to one or more of these proceedings, these matters could result in a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Verestar—Verestar, Inc., a subsidiary of the Company (Verestar), filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003 in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court). In connection with the bankruptcy filing, the Company asserted certain claims against Verestar as an unsecured creditor. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against the Company for breaches by Verestar of those contracts as to which the Company is primarily or secondarily liable as a guarantor. In June 2004, the Bankruptcy Court approved a stipulation between Verestar and the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) that permitted the Committee to file claims against the Company and/or its affiliates on behalf of Verestar. In connection therewith, in July 2005, the Committee filed a complaint in the U.S. District Court for the Southern District of New York against the Company and certain of its and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against the Company. Pursuant to the complaints, the Committee is seeking unspecified compensatory damages of not less than $150.0 million, punitive damages and various costs and fees. The Company may be obligated or may agree to indemnify certain of the defendants named in the litigation.

As previously reported, in September 2006, the Bankruptcy Court approved the parties’ decision to mediate the Verestar bankruptcy proceedings and related litigation and stayed all aspects of the case pending the completion of mediation. In July 2007, the Company participated in mediation with the Committee, and the parties reached

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

agreement on terms for a proposed settlement in which the Company would pay $32.0 million and the parties would agree to a mutual release of all claims existing prior to the execution of the settlement agreement. The release of claims would apply to all of the defendants, including the Company, as well as the Company’s and Verestar’s current and former officers, directors and advisors named in the litigation. The Company is in the process of finalizing the settlement agreement, which then must be presented to the Bankruptcy Court for approval. Although the Bankruptcy Court is not required to approve the proposed settlement, the Company expects that the Bankruptcy Court will approve the settlement during the quarter ending September 30, 2007. The Company has recorded an estimated liability associated with the Verestar bankruptcy proceedings equal to the proposed settlement amount, which is reflected in loss from discontinued operations, net in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2007. The Company has not recorded any tax benefit on the proposed settlement in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2007 as the tax characteristics of the potential settlement cannot be determined until the proceedings are resolved in the Bankruptcy Court. At that time, the Company will perform a tax and legal analysis of the character of all payments made in connection with the Verestar settlement and determine the related tax benefits, if any.

AT&T Transaction—SpectraSite entered into an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (AT&T), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the Securitization. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SpectraSite has the option to purchase the sites subject to the lease or sublease upon their expiration. Each of the towers is assigned into an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $324.8 million as of June 30, 2007, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by SpectraSite at the expiration of the lease or sublease, AT&T has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL Communications, Inc. (ALLTEL) to acquire communications towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase these towers at the expiration of the sublease period, which will occur between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the sublease period. The aggregate purchase option price for the subleased towers was approximately $58.8 million as of June 30, 2007. At ALLTEL’s option, at the expiration of the sublease period the purchase price will be payable in cash or with 769 shares of the Company’s Class A common stock per tower.

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

8.	Subsequent Events

Issuer Purchases of Equity Securities—Between July 1, 2007 and July 26, 2007, the Company repurchased 2.7 million shares of its Class A common stock for an aggregate of $118.8 million pursuant to its ongoing $1.5 billion stock repurchase program. As discussed in note 3 above, the Company’s Board of Directors approved a stock repurchase program in February 2007 for the repurchase of up to $1.5 billion of the Company’s Class A common stock through February 2008. As of July 26, 2007, the Company had repurchased a total of 16.7 million shares of its Class A common stock for an aggregate of $678.1 million pursuant to this stock repurchase program.

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

Overview

We are a leading wireless and broadcast communications infrastructure company with a portfolio of over 22,000 owned communications sites. As of June 30, 2007, our portfolio includes approximately 20,000 owned tower sites in the United States and approximately 2,900 in Mexico and Brazil. In addition to our owned tower sites, we offer access to over 10,000 rooftop and tower sites in the United States that we manage for third parties. We also operate in-building distributed antenna systems in malls and casino/hotel resorts. Our primary business is leasing antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies.

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

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment gross margin and segment operating profit as a means to measure operating performance in these business segments. We define segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the rental and management segment also include interest income, TV Azteca, net (see note 6 to our condensed consolidated financial statements included herein).

Results of Operations

Three Months Ended June 30, 2007 and 2006 (dollars in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2007	2006
REVENUES:
Rental and management	$350,775	$320,169	$30,606	10%
Network development services	7,648	5,694	1,954	34

Total revenues	358,423	325,863	32,560	10

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	85,910	83,128	2,782	3
Network development services	4,132	2,609	1,523	58
Depreciation, amortization and accretion	131,637	132,811	(1,174)	(1)
Selling, general, administrative and development expense (including stock-based compensation expense of $11,546 and $9,347, respectively)	42,063	36,610	5,453	15
Impairments, net loss (gain) on sale of long-lived assets, restructuring and merger related expense	1,385	(67)	1,452	2,167

Total operating expenses	265,127	255,091	10,036	4

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	3,584	3,584
Interest income	3,224	1,371	1,853	135
Interest expense	(58,384)	(53,690)	4,694	9
Loss on retirement of long-term obligations	(28,908)	(3,497)	25,411	727
Other income	13,874	2,661	11,213	421
Income tax provision	(14,566)	(12,936)	1,630	13
Minority interest in net earnings of subsidiaries	(96)	(280)	(184)	(66)
Income on equity method investments	6	6
Loss from discontinued operations, net	(32,021)	(327)	31,694	9,692

Net (loss) income	$(19,991)	$7,664	$(27,655)	(361)%

Total Revenues

Total revenues for the three months ended June 30, 2007 were $358.4 million, an increase of $32.6 million from the three months ended June 30, 2006. Approximately $30.6 million of the increase was attributable to an increase in rental and management revenue. The balance of the increase resulted from network development services revenue of $2.0 million.

Rental and Management Revenue

Rental and management revenue for the three months ended June 30, 2007 was $350.8 million, an increase of $30.6 million from the three months ended June 30, 2006. Approximately $27.9 million of the increase resulted from incremental revenue generated by communications sites that existed during the entire period between April 1, 2006 and June 30, 2007, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators, net of straight-line accounting treatment, favorable currency exchange rates and the net increase in straight-line revenue from extending the renewal dates of thousands of our tenant leases, partially offset by lease cancellations. Approximately $2.7 million of the increase resulted from approximately 370 communications sites acquired and/or constructed subsequent to April 1, 2006. We believe that our rental and management revenue will grow as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless and broadcast service providers.

Network Development Services Revenue

Network development services revenue for the three months ended June 30, 2007 was $7.6 million, an increase of $2.0 million from the three months ended June 30, 2006. This increase was primarily attributable to revenues generated by our structural analysis services, and partly due to our January 2007 acquisition of a structural analysis engineering firm, which enabled us to increase our structural analysis capabilities. As we continue to focus on and grow our site leasing business, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2007 were $265.1 million, an increase of $10.0 million from the three months ended June 30, 2006. The increase was attributable to an increase in selling, general, administrative and development expense of $5.5 million, expenses within our rental and management segment of $2.8 million, expenses within our network development services segment of $1.5 million and an increase in impairments, net loss on sale of long-lived assets, restructuring and merger related expense of $1.5 million. These increases were offset by a decrease in depreciation, amortization and accretion expense of $1.2 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the three months ended June 30, 2007 was $85.9 million, an increase of $2.8 million from the three months ended June 30, 2006. Approximately $1.9 million was attributable to communications sites which existed during the period between April 1, 2006 and June 30, 2007, primarily related to increases in ground rent expense. Of the remaining amount, approximately $0.9 million of the increase was related to approximately 370 sites acquired and/or constructed subsequent to April 1, 2006.

Rental and management segment gross margin for the three months ended June 30, 2007 was $268.4 million, an increase of $27.8 million from the three months ended June 30, 2006. The majority of the increase resulted from the additional rental and management revenue described above.

Rental and management segment operating profit for the three months ended June 30, 2007 was $251.6 million, an increase of $26.9 million from the three months ended June 30, 2006. This was comprised of the $27.8 million increase in rental and management segment gross margin described above, net of an increase of approximately $1.0 million in selling, general, administrative and development expenses related to the rental and management segment.

Network Development Services Expense

Network development services expense for the three months ended June 30, 2007 was $4.1 million, an increase of $1.5 million from the three months ended June 30, 2006. The increase correlates to the growth in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the three months ended June 30, 2007 was $131.6 million, a decrease of $1.2 million from the three months ended June 30, 2006. The decrease was primarily attributable to the finalization in June 2006 of the purchase price allocation related to long-lived assets acquired in connection with the SpectraSite merger, which resulted in decreases in the fair values of certain intangible assets and changes in the estimated useful lives of certain tangible and intangible assets.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the three months ended June 30, 2007 was $42.1 million, an increase of $5.5 million from the three months ended June 30, 2006. The increase was primarily attributable to $2.2 million in stock-based compensation expense and $0.4 million in costs associated with the review of our stock option granting practices and related legal and governmental proceedings, and other related costs. See “—Stock Option Review and Related Matters” below. The remaining net increase was primarily the result of legal costs related to business development activities, as well as employee compensation expenses other than stock-based compensation expense.

Loss on Retirement of Long-Term Obligations

During the three months ended June 30, 2007, approximately $15.0 million principal amount of 3.25% convertible notes due August 1, 2010 (“3.25% Notes”) were converted into shares of our Class A common stock. Pursuant to a tender offer and consent solicitation, we repurchased $324.8 million principal amount of ATI 7.25% senior subordinated notes due 2011 (“ATI 7.25% Notes”) for an aggregate of $349.5 million in cash. We also repaid all amounts outstanding under the two credit facilities of our principal operating subsidiaries and terminated all commitments thereunder. As a result of these transactions, we recorded a charge of $28.9 million related to amounts paid in excess of the carrying value and the write-off of related deferred financing fees.

During the three months ended June 30, 2006, approximately $22.6 million principal amount of 3.25% Notes were converted into shares of our Class A common stock, and we repurchased approximately $36.9 million principal amount of ATI 7.25% Notes. In connection with these transactions, we paid the noteholders an aggregate of $39.7 million in cash. As a result of these transactions, we recorded a charge of $3.5 million related to amounts paid in excess of the carrying value and the write-off of related deferred financing fees.

Other Income

Other income for the three months ended June 30, 2007 was $13.9 million, an increase of $11.2 million from the three months ended June 30, 2006. The increase was primarily attributable to an increase in gains recognized from the mark to market and subsequent settlement of interest rate swap agreements not deferred as part of the securitization transaction of $5.8 million, in addition to a $5.7 million gain from the sale of available-for-sale securities, offset by miscellaneous income earned in the three months ended June 30, 2006.

Income Tax Provision

The income tax provision for the three months ended June 30, 2007 was $14.6 million, as compared to $12.9 million for the three months ended June 30, 2006, representing an increase of $1.6 million from the prior year period. The effective tax rate was 54.6% for the three months ended June 30, 2007, as compared to 61.0% for the three months ended June 30, 2006.

The effective tax rate on income from continuing operations for the three months ended June 30, 2007 differs from the federal statutory rate due primarily to foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes. The effective tax rate on income from continuing operations for the three months ended June 30, 2006 differs from the federal statutory rate due primarily to adjustments to foreign items, non-deductible losses on note conversions and state taxes.

In April 2007, we recovered a portion of our deferred tax asset through our federal income tax refund claims related to the carry back of certain federal net operating losses. In June 2003 and October 2003, we filed federal income tax refund claims with the IRS relating to the carry back of $380.0 million of net operating losses generated prior to 2003. In April 2007, we received a refund of approximately $65.0 million, plus $15.0 million in interest, substantially all of which was accrued at March 31, 2007. Accordingly, the impact of receiving the refund and related interest on the results of operations for the three months ended June 30, 2007 was limited to an immaterial amount related to the interest earned on the refund in April 2007.

Loss From Discontinued Operations, Net

Loss from discontinued operations, net for the three months ended June 30, 2007 was $32.0 million, as compared to $0.3 million for the three months ended June 30, 2006, representing an increase of $31.7 million from the prior year period. The increase is due to a proposed settlement reached in connection with the mediation of the Verestar bankruptcy proceedings and related litigation described in note 7 to our condensed consolidated financial statements included herein. During the three months ended June 30, 2007, we recorded the $32.0 million estimated liability associated with the Verestar bankruptcy proceedings equal to the proposed settlement amount. We have not recorded any tax benefit on the proposed settlement for the three months ended June 30, 2007 as the tax characteristics of the potential settlement cannot be determined until the proceedings are resolved in the Bankruptcy Court. At that time, we will perform a tax and legal analysis of the character of all payments made in connection with the Verestar settlement and determine the related tax benefits, if any.

Six Months Ended June 30, 2007 and 2006 (dollars in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2007	2006
REVENUES:
Rental and management	$696,804	$636,428	$60,376	10%
Network development services	14,093	9,844	4,249	43

Total revenues	710,897	646,272	64,625	10

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	169,671	162,669	7,002	4
Network development services	7,654	4,680	2,974	64
Depreciation, amortization and accretion	261,831	266,072	(4,241)	(2)
Selling, general, administrative and development expense (including stock-based compensation expense of $28,214 and $18,858, respectively)	90,706	72,923	17,783	24
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense	1,629	1,447	182	13

Total operating expenses	531,491	507,791	23,700	5

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	7,082	7,082
Interest income	6,841	2,729	4,112	151
Interest expense	(111,658)	(107,947)	3,711	3
Loss on retirement of long-term obligations	(33,060)	(25,074)	7,986	32
Other income	16,872	6,390	10,482	164
Income tax provision	(32,197)	(14,762)	17,435	118
Minority interest in net earnings of subsidiaries	(184)	(537)	(353)	(66)
Income on equity method investments	8	10	(2)	(20)
Loss from discontinued operations, net	(30,873)	(645)	30,228	4,687

Net income	$2,237	$5,727	$(3,490)	(61)%

Total Revenues

Total revenues for the six months ended June 30, 2007 were $710.9 million, an increase of $64.6 million from the six months ended June 30, 2006. Approximately $60.4 million of the increase was attributable to an increase in rental and management revenue. The balance of the increase resulted from network development services revenue of $4.2 million.

Rental and Management Revenue

Rental and management revenue for the six months ended June 30, 2007 was $696.8 million, an increase of $60.4 million from the six months ended June 30, 2006. Approximately $54.2 million of the increase resulted from incremental revenue generated by communications sites that existed during the entire period between January 1, 2006 and June 30, 2007, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators, net of straight-line accounting treatment, favorable currency exchange rates, and the net increase in straight-line revenue from extending the renewal dates of thousands of our tenant leases, partially offset by lease cancellations. Approximately $6.2 million of the increase resulted from approximately 440 communications sites acquired and/or constructed subsequent to January 1, 2006. We believe that our rental and management revenue will grow as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless and broadcast service providers.

Network Development Services Revenue

Network development services revenue for the six months ended June 30, 2007 was $14.1 million, an increase of $4.2 million from the six months ended June 30, 2006. This increase was primarily attributable to revenues generated by our structural analysis services, and partly due to our January 2007 acquisition of a structural analysis engineering firm, which enabled us to increase our structural analysis capabilities. As we continue to focus on and grow our site leasing business, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2007 were $531.5 million, an increase of $23.7 million from the six months ended June 30, 2006. The increase was attributable to an increase in selling, general, administrative and development expense of $17.8 million, expenses within our rental and management segment of $7.0 million, expenses within our network development services segment of $3.0 million and an increase in impairments, net loss on sale of long-lived assets, restructuring and merger related expense of $0.2 million. These increases were offset by a decrease in depreciation, amortization and accretion expense of $4.2 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the six months ended June 30, 2007 was $169.7 million, an increase of $7.0 million from the six months ended June 30, 2006. Approximately $5.0 million was attributable to communications sites which existed during the period between January 1, 2006 and June 30, 2007, primarily related to increases in ground rent expense. Of the remaining amount, approximately $2.0 million of the increase was related to approximately 440 sites acquired and/or constructed subsequent to January 1, 2006.

Rental and management segment gross margin for the six months ended June 30, 2007 was $534.2 million, an increase of $53.4 million from the six months ended June 30, 2006. The majority of the increase resulted from the additional rental and management revenue described above.

Rental and management segment operating profit for the six months ended June 30, 2007 was $501.3 million, an increase of $52.0 million from the six months ended June 30, 2006. This was comprised of the $53.4 million increase in rental and management segment gross margin described above, net of an increase of $1.4 million in selling, general, administrative and development expenses related to the rental and management segment.

Network Development Services Expense

Network development services expense for the six months ended June 30, 2007 was $7.7 million, an increase of $3.0 million from the six months ended June 30, 2006. The majority of the increase correlates to the growth in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the six months ended June 30, 2007 was $261.8 million, a decrease of $4.2 million from the six months ended June 30, 2006. The decrease was primarily attributable to the finalization in June 2006 of the purchase price allocation related to long-lived assets acquired in connection with the SpectraSite merger, which resulted in decreases in the fair values of certain intangible assets and changes in the estimated useful lives of certain tangible and intangible assets.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the six months ended June 30, 2007 was $90.7 million, an increase of $17.8 million from the six months ended June 30, 2006. The increase was primarily attributable to $9.4 million in stock-based compensation expense and $3.2 million in costs associated with the review of our stock option granting practices and related legal and governmental proceedings, and other related costs. See “—Stock Option Review and Related Matters” below. Stock-based compensation expense included $7.6 million related to the modification of certain stock option awards for two members of senior management who terminated their employment during the three months ended March 31, 2007. The remaining net increase was primarily the result of legal costs related to business development activities, as well as employee compensation expenses other than stock-based compensation expense.

Loss on Retirement of Long-Term Obligations

During the six months ended June 30, 2007, approximately $73.0 million principal amount of 3.25% Notes were converted into shares of our Class A common stock, and we repurchased pursuant to tender offers approximately $192.5 million principal amount of our 5.0% Notes and $324.8 million principal amount of ATI 7.25% Notes. In connection with these transactions, we paid the noteholders an aggregate of $545.3 million in cash. We also repaid all amounts outstanding under the two credit facilities at our principal operating subsidiaries and terminated all commitments thereunder. As a result of these transactions, we recorded a charge of $33.1 million related to amounts paid in excess of the carrying value and the write-off of related deferred financing fees.

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

Other Income

Other income for the six months ended June 30, 2007 was $16.9 million, an increase of $10.5 million from the six months ended June 30, 2006. The increase was primarily attributable to $9.9 million of gains recognized on the sale of available-for-sale securities.

Income Tax Provision

The income tax provision for the six months ended June 30, 2007 was $32.2 million, as compared to $14.8 million for the six months ended June 30, 2006, representing an increase of $17.4 million from the prior year period. The effective tax rate was 49.2% for the six months ended June 30, 2007, as compared to 68.2% for the six months ended June 30, 2006.

The effective tax rate on income from continuing operations for the six months ended June 30, 2007 differs from the federal statutory rate due primarily to foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes. The effective tax rate on income from continuing operations for the six months ended June 30, 2006 differs from the federal statutory rate due primarily to adjustments to foreign items, non-deductible losses on note conversions and state taxes.

In April 2007, we recovered a portion of our deferred tax asset through our federal income tax refund claims related to the carry back of certain federal net operating losses. In June 2003 and October 2003, we filed federal income tax refund claims with the IRS relating to the carry back of $380.0 million of net operating losses generated prior to 2003. In April 2007, we received a refund of approximately $65.0 million, plus $15.0 million in interest, substantially all of which was accrued at March 31, 2007. Accordingly, the impact of receiving the refund and related interest on the results of operations for the six months ended June 30, 2007 was limited to an immaterial amount related to the interest earned on the refund in April 2007.

Loss From Discontinued Operations, Net

Loss from discontinued operations, net for the six months ended June 30, 2007 was $30.9 million, as compared to $0.6 million for the six months ended June 30, 2006, representing an increase of $30.2 million from the prior year period. The increase is due to a proposed settlement reached in connection with the mediation of the Verestar bankruptcy proceedings and related litigation described in note 7 to our condensed consolidated financial statements included herein. During the three months ended June 30, 2007, we recorded the $32.0 million estimated liability associated with the Verestar bankruptcy proceedings equal to the proposed settlement amount. We have not recorded any tax benefit on the proposed settlement for the six months ended June 30, 2007 as the tax characteristics of the potential settlement cannot be determined until the proceedings are resolved in the Bankruptcy Court. At that time, we will perform a tax and legal analysis of the character of all payments made in connection with the Verestar settlement and determine the related tax benefits, if any.

Stock Option Review and Related Matters

During the year ended December 31, 2006, we conducted a review of our historic stock option granting practices and related accounting as described in our Annual Report on Form 10-K for the year ended December 31, 2006. In connection with this review, a special committee of our Board of Directors recommended a remediation plan to the Board of Directors to address the issues raised by the special committee’s findings. In December 2006, we reported that the Board of Directors approved the remediation plan, which included, among other things, the elimination of any excess benefit received by our officers and members of the Board of Directors from options having been granted to them with exercise prices below the fair market value of our Class A common stock on the legal grant date, as determined by the special committee. For outstanding options, this was accomplished by amending options to purchase an aggregate of 985,511 shares, thereby eliminating an aggregate excess benefit of approximately $6.5 million. For options that had been exercised, this was accomplished by surrendering vested in-the-money options to purchase an aggregate of 1,446,599 shares, thereby surrendering an aggregate excess benefit of approximately $4.9 million (net of approximately $3.6 million in taxes paid by such individuals).

In order to compensate our non-executive employees who previously exercised affected options and already incurred taxes and penalties under Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”), we made cash payments on behalf of such individuals for these taxes for an aggregate of approximately $0.8 million. In order to remedy the unfavorable personal tax consequences of Section 409A on holders of outstanding options, we conducted a tender offer to amend the affected options, and to give the option holders (excluding officers and Directors) a cash payment for the difference in option exercise price between the amended option and the original price. We paid holders of options that were amended in the tender offer an aggregate of approximately $3.9 million in cash.

As discussed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2006, we have received a letter of informal inquiry from the Securities and Exchange Commission (the “SEC”), a subpoena from the office of the United States Attorney for the Eastern District of New York and an information document request from the IRS, each requesting documents and information related to our stock option granting practices. In addition, we and certain of our current and former officers and directors are defendants in lawsuits related to our stock option granting practices, as discussed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2006. In connection with the review of our stock option granting practices, the restatement of our historical financial statements and the related legal and governmental proceedings, we have incurred significant legal, accounting and auditing expenses, and we expect that significant legal expenditures will continue to be incurred in the future.

Liquidity and Capital Resources

The information in this section updates as of June 30, 2007 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2006 and should be read in conjunction with that report.

As of June 30, 2007, we had total outstanding indebtedness of approximately $4.0 billion. During the three months ended June 30, 2007 and the year ended December 31, 2006, we generated sufficient cash flows from operations to fund our capital expenditures and cash interest obligations. We believe our cash generated by operations for the year ended December 31, 2007 also will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for the next 12 months.

Uses of Cash

Stock Repurchase Program.    During the six months ended June 30, 2007, we repurchased an aggregate of approximately 22.8 million shares of our Class A common stock for an aggregate of $910.4 million pursuant to our publicly announced stock repurchase programs.

In February 2007, we completed our $750.0 million stock repurchase program, originally announced in November 2005. Pursuant to this repurchase program, we repurchased 8.8 million shares of our Class A common stock for an aggregate of $351.0 million during the six months ended June 30, 2007.

In February 2007, our Board of Directors approved a new stock repurchase program pursuant to which we intend to repurchase up to $1.5 billion of our Class A common stock through February 2008. We expect to utilize cash on hand, cash from operations, borrowings under our credit facility, and borrowings from potential future financings to fund the repurchase program. Under the program, our management is authorized to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we plan to make purchases pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Pursuant to this repurchase program, we repurchased 14.0 million shares of our Class A common stock for an aggregate of $559.4 million during the six months ended June 30, 2007. Between July 1,

2007 and July 26, 2007, we repurchased an additional 2.7 million shares of our Class A common stock for an aggregate of $118.8 million. As of July 26, 2007, we had repurchased a total of 16.7 million shares of our Class A common stock for an aggregate of $678.1 million pursuant to this stock repurchase program.

Tower Improvements, Tower Construction and In-Building System Installation, and Tower and Land Acquisition.    During the six months ended June 30, 2007, payments for purchases of property and equipment and construction activities totaled $67.6 million, including $29.3 million of capital expenditures related to the improvement and augmentation of our existing communication sites, $11.5 million spent in connection with the construction of 44 towers and the installation of 9 in-building systems, $20.3 million spent to acquire land under our towers that was subject to ground leases, and $6.5 million spent on non-site specific capital expenditures. In addition, during the six months ended June 30, 2007, we spent $6.9 million to acquire 60 towers and $7.1 million to acquire a structural analysis engineering firm. We plan to continue to allocate our available capital among investment alternatives that meet our return criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our investment criteria. We anticipate that we will build approximately 175 new towers and install approximately 25 new in-building systems by the end of 2007. We expect that our 2007 total capital expenditures will be between approximately $140.0 million and $150.0 million, including approximately $40.0 million for land purchases.

Refinancing and Repurchases of Debt.    In order to extend the maturity dates of our indebtedness, lower our cost of debt and improve our financial flexibility, we use our available liquidity to refinance and repurchase our outstanding indebtedness. During the six months ended June 30, 2007, we paid approximately $545.3 million in cash in connection with the repurchase of $517.3 million and conversion of approximately $73.0 million face amount of our outstanding debt securities using cash on hand and borrowings under our credit facilities and with respect to conversions of convertible notes, shares of our Class A common stock. During the six months ended June 30, 2007, we also implemented a new senior unsecured revolving credit facility of American Tower Corporation, and we repaid all amounts outstanding under and terminated the credit facilities at our principal operating subsidiaries. For more information about our financing activities, see “—Refinancing Activities and Repurchases of Debt” below.

Contractual Obligations.    Our contractual obligations relate primarily to the Certificates issued in the securitization transaction, borrowings under our credit facility and our outstanding notes. We included a table of our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, we refinanced and repurchased a portion of our outstanding debt, as discussed below under “—Refinancing Activities and Repurchases of Debt.” A description of our contractual debt obligations is included in Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” as well as in note 3 to our condensed consolidated financial statements. As discussed in note 2 to the condensed consolidated financial statements, we adopted FIN 48 during the six months ended June 30, 2007 which resulted in the classification of uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $183.5 million as other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2007. We also classified approximately $36.0 million of accrued income tax-related interest and penalties as other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2007.

Verestar.    As discussed below under “Legal Proceedings,” in July 2007, we participated in mediation with respect to the Verestar bankruptcy proceedings and related litigation. We reached agreement on terms for a proposed settlement in which we would pay $32.0 million and the parties would agree to a mutual release of all claims existing prior to the execution of the settlement agreement. We are in the process of finalizing the settlement agreement, which then must be presented to the Bankruptcy Court for approval. Although the Bankruptcy Court is not required to approve the proposed settlement, we expect that the Bankruptcy Court will approve the settlement during the quarter ending September 30, 2007. Accordingly, we anticipate that we will make a $32.0 million cash payment in connection with the settlement during the quarter ending September 30, 2007.

Sources of Cash

American Tower Corporation is a holding company, and our cash flows are derived primarily from distributions from our subsidiaries. Our principal United States operating subsidiaries are American Towers, Inc. (“ATI”) and SpectraSite Communications, LLC (“SpectraSite”). We conduct our international operations through our subsidiary, American Tower International, Inc., which in turn conducts operations in Mexico through its subsidiary ATC Mexico Holding Corp. (“ATC Mexico”) and in Brazil through its subsidiary ATC South America Holding Corp. (“ATC South America”). Under our loan agreement relating to our securitization transaction, SpectraSite’s directly and indirectly held subsidiaries are subject to restrictions on the amount of cash that they can distribute to SpectraSite or us.

Total Liquidity at June 30, 2007.    As of June 30, 2007, we had approximately $449.3 million of total liquidity, comprised of approximately $213.0 million in cash and cash equivalents and the ability to borrow approximately $236.3 million under our senior unsecured credit facility.

Cash Generated by Operations.    For the six months ended June 30, 2007, our cash provided by operating activities was $382.2 million, compared to $292.6 million for the same period in 2006. Cash provided by operating activities for the six months ended June 30, 2007 includes approximately $80.0 million received in connection with our federal income tax refund and excludes approximately $21.6 million of net cash receipts related to the towers included in the securitization transaction, as cash receipts are initially held by an independent trustee and classified as restricted cash until all necessary payments and reserves are satisfied and the balance is disbursed to us on a monthly basis. Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2007 in excess of their cash needs for operations and expenditures for tower construction, improvements and acquisitions. (See “—Results of Operations” above.) We expect to use the excess cash generated by operations principally to service our debt and to fund capital expenditures and repurchases of our Class A common stock.

New Credit Facility.    In June 2007, we refinanced our existing $1.6 billion senior secured credit facilities at the American Tower operating company (“AMT OpCo”) level with a new $1.25 billion senior unsecured revolving credit facility of American Tower Corporation. We borrowed $1.0 billion under the new credit facility and together with cash on hand, used the funds to repay all amounts outstanding under the existing AMT OpCo credit facilities plus accrued interest thereon and other costs and expenses related thereto. As of June 30, 2007, we had the ability to borrow approximately $236.3 million under our new credit facility.

The new credit facility has a term of five years and matures on June 8, 2012. All principal amounts will be due and payable in full at maturity. The credit facility does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. The credit facility allows us to use borrowings for working capital needs and other general corporate purposes of us and our subsidiaries (including, without limitation, to refinance or repurchase other indebtedness and, provided certain conditions are met, to repurchase our equity securities, in each case without additional lender approval).

The new credit facility contains certain financial ratios and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which we must comply. Any failure to comply with the financial ratios and operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

For more information regarding our new credit facility, please see note 3 to our condensed consolidated financial statements herein.

Previous Credit Facilities.    During the six months ended June 30, 2007, we also maintained two credit facilities at our principal operating subsidiaries, the SpectraSite credit facilities and the AMT OpCo credit facilities (together, the “Previous Credit Facilities”). We repaid and terminated the SpectraSite credit facilities and the AMT OpCo credit facilities in May and June 2007, respectively.

For more information regarding our Previous Credit Facilities, please see note 3 to our condensed consolidated financial statements herein and note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Proceeds from the Sale of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our stock option and stock purchase plans and upon exercise of warrants to purchase our equity securities. For the six months ended June 30, 2007, we received an aggregate of $101.8 million in proceeds from exercises of options to purchase shares of our Class A common stock pursuant to our stock option plans and sales of shares pursuant to our employee stock purchase plan.

Refinancing Activities and Repurchases of Debt

Securitization.    During the six months ended June 30, 2007, we completed a securitization transaction (the “Securitization”) involving assets related to 5,295 broadcast and wireless communications towers (the “Towers”) owned by two of our special purpose subsidiaries, through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”).

The Certificates were issued by American Tower Trust I (the “Trust”), a trust established by American Tower Depositor Sub, LLC (the “Depositor”), one of our indirect wholly owned special purpose subsidiaries The assets of the Trust consist of a recourse loan (the “Loan”) initially made by the Depositor to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (the “Borrowers”), pursuant to a Loan and Security Agreement among the foregoing parties dated as of May 4, 2007 (the “Loan Agreement”). The Borrowers are special purpose entities formed solely for the purpose of holding the Towers subject to the Securitization.

As indicated in the table below, the Certificates were issued in seven separate classes. Each of the Class B, Class C, Class D, Class E and Class F Certificates are subordinated in right of payment to any other class of Certificates which has an earlier alphabetical designation. The Certificates were issued with terms identical to the Loan except for the Class A-FL Certificates, which bear interest at a floating rate while the related component of the Loan bears interest at a fixed rate, as described below. The various classes of Certificates were issued with a weighted average interest rate of approximately 5.61%. The Certificates have an expected life of approximately seven years with a final repayment date in April 2037.

Class	Initial Class Principal Balance	Interest Rate	Rating (Moody’s/Fitch/S&P)
Class A-FX	$872,000,000	5.4197%	Aaa/AAA/AAA
Class A-FL	$150,000,000	LIBOR +0.1900(a)	Aaa/AAA/AAA
Class B	$215,000,000	5.5370%	Aa2/AA/AA
Class C	$110,000,000	5.6151%	A2/A/A
Class D	$275,000,000	5.9568%	Baa2/BBB/BBB
Class E	$ 55,000,000	6.2493%	Baa3/BBB-/BBB-
Class F	$ 73,000,000	6.6388%	Baa3/BBB-/BB+

(a)	The Class A-FL Certificates bear interest at a floating rate based on LIBOR, but interest on the related component of the Loan is computed at a fixed rate equal to the interest rate on the Class A-FX Certificates. Holders of the Class A-FL Certificates have the benefit of an interest rate swap agreement between the Trust and Morgan Stanley Capital Services Inc. Neither we nor the Borrowers have any obligations or liability with respect to this interest rate swap agreement.

We used the net proceeds from the Securitization to repay all amounts outstanding under the SpectraSite credit facilities, including approximately $765.0 million in principal, plus accrued interest thereon and other costs and expenses related thereto, as well as to repay approximately $250.0 million drawn under the revolving loan component of the American Tower credit facilities. An additional $349.5 million of the proceeds was used to fund our tender offer and consent solicitation for the ATI 7.25% Notes, and the remainder will be used for general corporate purposes. We also funded $14.3 million in cash reserve accounts with proceeds from the Securitization as required under the Loan Agreement.

The Loan will be paid by the Borrowers solely from the cash flows generated by the Towers. These funds in turn will be used by or on behalf of the Trust to service the payment of interest on the Certificates and for any other payments required by the Loan Agreement. The Borrowers are required to make monthly payments of interest on the Loan. Subject to certain limited exceptions described below, no payments of principal will be required to be made prior to the anticipated repayment date for the Loan in April 2014. On a monthly basis, after payment of all required amounts under the Loan Agreement, the excess cash flows generated from the operation of the Towers are released to the Borrowers, which can then be distributed to, and used by, us. However, if the debt service coverage ratio (the “DSCR”), generally defined as the net cash flow divided by the amount of interest, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding 12 months on the Loan, is (A) for the five-year period commencing on the closing date of the Securitization, 1.30x or less for such calendar quarter or (B) beginning with the first full calendar quarter after the expiration of such five-year period, 1.75x or less for such quarter, and such DSCR continues to exist for two consecutive calendar quarters (the “Cash Trap DSCR”), then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters. An “amortization period” commences if (i) as of the end of any calendar quarter the DSCR falls below (A) for the five-year period commencing on the closing date of the Securitization, 1.15x or (B) beginning with the first full calendar quarter after the expiration of such five-year period, 1.45x (the “Minimum DSCR”) for such calendar quarter and such DSCR continues to exist until the end of any two consecutive calendar quarters the DSCR exceeds the Minimum DSCR for such two consecutive calendar quarters or (ii) on the anticipated repayment date the Loan has not been repaid in full.

The Borrowers may not prepay the Loan in whole or in part at any time prior to May 2009, except in limited circumstances, including the occurrence of certain casualty and condemnation events relating to the Towers and certain dispositions of Towers. Thereafter, prepayment is permitted provided it is accompanied by applicable prepayment consideration. If the prepayment occurs within nine months of the anticipated repayment date, no prepayment consideration is due. The entire unpaid principal balance of the Loan components will be due in April 2037. The Loan may be defeased in whole or in part at any time.

The Loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the Towers and their operating cash flows, (2) a security interest in substantially all of the Borrowers’ personal property and fixtures and (3) the Borrowers’ rights under the Management Agreement (as defined below). American Tower Holding Sub, LLC, whose only material assets are its equity interests in each of the Borrowers, and American Tower Guarantor Sub, LLC, whose only material asset is its equity interest in American Tower Holding Sub, LLC, each have guaranteed repayment of the Loan and pledged their equity interests in their respective subsidiary or subsidiaries as security for such payment obligations. American Tower Guarantor Sub, LLC, American Tower Holding Sub, LLC, the Depositor and the Borrowers each were formed as special purpose entities solely for purposes of the Securitization, and the assets and credit of these entities are not available to satisfy the debts and other obligations of us or any other person, except as set forth in the Loan Agreement.

The Loan Agreement includes operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. The organizational documents of the Borrowers contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that the Borrowers maintain at least two independent directors. The Loan Agreement also contains certain covenants that require the Borrowers to provide the Trustee with regular financial reports and operating budgets, promptly notify the Trustee of events of default and material breaches under the Loan Agreement and other agreements related to the Towers, and allow the Trustee reasonable access to the Towers, including the right to conduct site investigations.

A failure to comply with the covenants in the Loan Agreement could prevent the Borrowers from taking certain actions with respect to the Towers, and could prevent the Borrowers from distributing any excess cash from the operation of the Towers to us. If the Borrowers were to default on the Loan, the Bank of New York (the “Servicer”) could seek to foreclose upon or otherwise convert the ownership of the Towers, in which case we could lose the Towers and the revenue associated with the Towers.

In connection with the issuance and sale of the Certificates, the Borrowers entered into a management agreement (“Management Agreement”) dated as of May 4, 2007 with SpectraSite, as manager (in that capacity, “Manager”). Pursuant to the Management Agreement, SpectraSite will perform, on behalf of the Borrowers, those functions reasonably necessary to maintain, market, operate, manage and administer the Towers.

Also in connection with the issuance and sale of the Certificates, the Borrowers, the Depositor, the Manager and LaSalle Bank National Association (“Trustee”), entered into a cash management agreement (“Cash Management Agreement”) dated as of May 4, 2007. Pursuant to the Cash Management Agreement, the Borrowers will establish certain accounts and reserves, controlled by the Depositor or its assignee, to which the Borrowers and the Manager will be required to transfer all revenue received from the Towers. The Borrowers, the Manager and the Trustee will administer the reserved funds in the manner set forth in the Loan Agreement and the Cash Management Agreement. In connection with the issuance and sale of the Certificates, the Depositor, the Trustee and the Servicer, entered into a trust and servicing agreement (“Trust and Servicing Agreement”) dated as of May 4, 2007. Pursuant to the Trust and Servicing Agreement, the Servicer will administer and oversee the performance by the Borrowers and the Manager of their respective obligations under the documents entered into in connection with the transaction.

Under the Loan Agreement, the Borrowers are required to maintain reserve accounts, including for debt service payments, ground rents, real estate and personal property taxes, insurance premiums and management fees, and to reserve a portion of advance rents from tenants on the Towers. Based on the terms of the Loan Agreement, all rental cash receipts received each month are restricted and held by the Trustee. The $35.9 million held in the reserve accounts as of June 30, 2007 is classified as restricted cash on the accompanying condensed consolidated balance sheet.

3.25% Convertible Notes.    During the six months ended June 30, 2007, we issued an aggregate of 5,974,928 shares of Class A common stock upon conversion of approximately $73.0 million principal amount of 3.25% Notes. Pursuant to the terms of the indenture, the holders of the 3.25% Notes received 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversion, we paid such holders an aggregate of approximately $3.2 million, calculated based on the accrued and unpaid interest on the notes as of the date of conversion and the discounted value of the future interest payments on the notes. As of June 30, 2007, $34.8 million principal amount of 3.25% Notes remained outstanding.

5.0% Convertible Notes.    During the six months ended June 30, 2007, we conducted a cash tender offer for all of our outstanding 5.0% Notes. The tender offer was intended to satisfy the rights granted to each noteholder under the indenture for the 5.0% Notes to require us to repurchase on February 20, 2007 all or any part of such holder’s 5.0% Notes at a price equal to the issue price plus accrued and unpaid interest, if any, up to but excluding February 20, 2007. Under the terms of the 5.0% Notes, we had the option to pay for the 5.0% Notes with cash, Class A common stock, or a combination of cash and stock. We elected to pay for the 5.0% Notes solely with cash. Pursuant to the tender offer, we repurchased an aggregate of $192.5 million principal amount of 5.0% Notes for an aggregate of $192.6 million. Upon completion of this tender offer, $59.7 million principal amount of our 5.0% Notes remained outstanding.

ATI 7.25% Notes Tender Offer and Consent Solicitation.    During the six months ended June 30, 2007, we conducted a cash tender offer and consent solicitation with respect to our outstanding ATI 7.25% Notes. We received tenders and consents of approximately 99.9% or $324.8 million of the $325.1 million principal amount of ATI 7.25% Notes outstanding, and elected to accept for payment all ATI 7.25% Notes that had been properly tendered and not withdrawn, together with the related consents. Accordingly, we paid $349.5 million, including approximately $10.2 million in accrued and unpaid interest, to holders of ATI 7.25% Notes using net proceeds from the Securitization discussed above. In connection with the tender offer and consent solicitation, we entered into a supplemental indenture effecting certain amendments to the indenture for the notes to eliminate most of the restrictive covenants and certain events of default and to eliminate or modify related provisions. As of June 30, 2007, $0.3 million principal amount of ATI 7.25% Notes remained outstanding.

Termination of Interest Rate Swap Agreements.    During the six months ended June 30, 2007, we received approximately $20.1 million in cash upon net settlement of all of our assets and liabilities under our interest rate swap agreements. We received $3.1 million upon settlement of the assets and liabilities under ten forward starting interest rate swap agreements with an aggregate notional amount of $1.4 billion, which were designated as cash flow hedges to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the debt issued with the Securitization in May 2007. We also received $17.0 million in cash upon settlement of the assets and liabilities under 13 additional interest rate swap agreements with an aggregate notional amount of $850.0 million that managed exposure to variability of interest rates under the Previous Credit Facilities.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to income taxes, purchase price allocation, asset retirement obligations, stock-based compensation, impairment of assets and revenue recognition, which we discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended June 30, 2007. Of the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2006, we no longer consider the purchase price allocation as a critical accounting policy or estimate, as the SpectraSite purchase price allocation was finalized in June 2006. As discussed below, we adopted Statement of Financial Accounting Standards (“SFAS”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”) as of January 1, 2007, which requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Accordingly, we have added additional considerations related to FIN 48 to our critical accounting policy related to income taxes, as noted in the following paragraphs. Except for the deletion of the purchase price allocation and adoption of FIN 48 during the six months ended June 30, 2007, we have not made any changes to the policies in place at December 31, 2006.

FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effect of applying this interpretation was recorded as an increase of $25.8 million to accumulated deficit, an increase of $9.2 million to prepaid and other current assets and an increase of $17.1 million to long-term deferred tax assets, with a corresponding increase in other long-term liabilities of $52.1 million in the condensed consolidated balance sheet as of January 1, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 will be effective for us as of January 1, 2008. We are in the process of evaluating the impact that SFAS No. 157 will have on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for us as of January 1, 2008. We are in the process of evaluating the impact that SFAS No. 159 will have on our results of operations and financial position.

Information Presented Pursuant to the Indentures of our 7.50% Notes and 7.125% Notes

The following table sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our 7.50% senior notes due 2012 (“7.50% Notes”) and 7.125% senior notes due 2012 (“7.125% Notes”) (collectively, the “Notes”).

The indentures governing the Notes contain restrictive covenants with which we and certain subsidiaries must comply. These include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions and make certain investments. Any failure to comply with these covenants would constitute a default, which could result in the acceleration of the principal amount and accrued and unpaid interest on all the outstanding Notes. In order for the holders of the Notes to assess our compliance with certain of these covenants, the indentures require us to disclose in the periodic reports we file with the SEC our Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow (each as defined in the indentures). Under the indentures, our ability to make certain types of restricted payments is limited by the amount of Adjusted Consolidated Cash Flow that we generate, which is determined based on our Tower Cash Flow and Non-Tower Cash Flow. In addition, the indentures for the Notes restrict us from incurring additional debt or issuing certain types of preferred stock if on a pro forma basis the issuance of such debt and preferred stock would cause our consolidated debt to be greater than 7.5 times our Adjusted Consolidated Cash Flow. As of June 30, 2007, the ratio of our consolidated debt to Adjusted Consolidated Cash Flow was approximately 3.4. For more information about the restrictions under our notes indentures, see note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

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

The following table presents Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the applicable notes (in thousands):

Tower Cash Flow, for the three months ended June 30, 2007	$167,808

Consolidated Cash Flow, for the twelve months ended June 30, 2007	$632,637
Less: Tower Cash Flow, for the twelve months ended June 30, 2007	(646,774)
Plus: four times Tower Cash Flow, for the three months ended June 30, 2007	671,232

Adjusted Consolidated Cash Flow, for the twelve months ended June 30, 2007	$657,095

Non-tower Cash Flow, for the twelve months ended June 30, 2007	$(46,508)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate swaps and caps. During the six months ended June 30, 2007, all derivative financial instruments were used for purposes other than trading, and as of June 30, 2007, all swaps had been terminated. During the six months ended June 30, 2007, we repurchased or converted $590.3 million face amount of outstanding debt for $545.3 million in cash, including the conversion of $73.0 million principal amount of 3.25% Notes and the repurchase of $192.5 million principal amount of 5.0% Notes and $324.8 million principal amount of ATI 7.25% Notes. We also repaid and terminated the SpectraSite credit facilities and the AMT OpCo credit facilities in May 2007 and June 2007, respectively. In June 2007, we refinanced our existing $1.6 billion senior secured credit facilities at the AMT OpCo level with a new $1.25 billion senior unsecured revolving credit facility of American Tower Corporation. As of June 30 2007, $1.0 billion was outstanding under the new credit facility.

The following tables provide information as of June 30, 2007 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations.

Twelve month period ended June 30, 2007

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$1,666	$1,167	$60,394	$48,525	$225,306	$2,637,506	$2,974,564	$3,401,530
Average Interest Rate(a)	8.56%	8.06%	5.03%	4.10%	7.50%	5.61%
Variable Rate Debt(a)					$1,000,000		$1,000,000	$1,000,000
Average Interest Rate(a)

Aggregate Notional Amounts Associated with Interest Rate Caps in Place

As of June 30, 2007 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate CAPS	2008		2009	2010	2011	2012	Thereafter	Total	Fair Value
Notional Amount	$25,000	(b)						$25,000	$0
Cap Rate(b)

(a)	As of June 30, 2007, variable rate debt consists of our senior unsecured credit facility ($1,000.0 million drawn) that was entered into in June 2007 and included above based on the June 8, 2012 maturity date. As of June 30, 2007, fixed rate debt consists of: the Commercial Mortgage Pass-Through Certificates Series 2007-1 ($1.75 billion); 2.25% convertible notes due 2009 ($0.1 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of June 30, 2007 is $502.9 million); the 5.0% Notes ($59.7 million); the 3.25% Notes ($34.8 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($0.3 million); the 3.00% convertible notes due August 15, 2012 ($345.0 million principal amount due at maturity; the balance as of June 30, 2007 is $344.5 million accreted value) and other debt of $59.7 million. Interest on our credit facility is payable in accordance with the applicable London Interbank Offering Rate (“LIBOR”) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at June 30, 2007 for our credit facility was 6.08%. For the six months ended June 30, 2007, the weighted average interest rate under our credit facilities was 6.25%
(b)	Includes notional amount of $25,000 that expires in September 2007.
(c)	Represents the weighted-average fixed rate or range of interest based on contractual notional amount as a percentage of total notional amounts in a given year.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt, which, as of June 30, 2007, was comprised of $1.0 billion under our senior unsecured credit facility. A 10% increase, or approximately 61 basis points, in current interest rates would have caused an additional pre-tax charge to our net income and an increase in our cash outflows of $3.0 million for the six months ended June 30, 2007.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our foreign operations, including our rental and management segment divisions in Mexico and Brazil. For the three and six months ended June 30, 2007, the remeasurement gain from these operations approximated $0.4 and $0.6 million, respectively, and for the three and six months ended June 30, 2006, $0.1 million and $0.4 million, respectively.

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

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to a securities class action and shareholder derivative lawsuits relating to our stock option granting practices and related accounting, as further described in our Annual Report on Form 10-K for the year ended December 31, 2006. In May 2007, we and individual defendants filed a motion to dismiss the securities class action filed in May 2006 against the Company and certain current and former officers and directors in the U.S. District Court for the District of Massachusetts. In July 2007, the plaintiff filed a brief opposing that motion, and we and individual defendants responded by filing a reply brief. In addition, in July 2007, we moved to dismiss the separate consolidated shareholder derivative lawsuits filed in 2006 against the Company and certain current and former officers and directors in Suffolk County Superior Court in Massachusetts and in the U.S. District Court for the District of Massachusetts. We moved to dismiss the federal and state derivative actions based on the plaintiffs’ failure to make demand of our Board of Directors prior to filing these actions. In addition, we moved to dismiss or stay the derivative lawsuits based on conclusions reached by the special litigation committee of our Board of Directors with respect to the claims asserted in the shareholder derivative lawsuits. The special litigation committee, comprised of independent directors, was formed in May 2006 to conduct, with the assistance of independent outside counsel, a review of our historical stock option granting practices and to determine whether pursuing the derivative claims asserted in those lawsuits is, after considering all relevant factors, in the best interests of the Company and its stockholders. The special litigation committee concluded that in order to avoid duplicative litigation, among other relevant factors, the consolidated federal derivative actions should be dismissed. The special litigation committee also concluded that all claims against our current officers and directors should be dismissed as being without merit, and that, with respect to the claims against our former directors and officers, either such claims should be dismissed as being without merit or, in certain cases, that there was some evidence to indicate that state law claims may be pursuable, but as a result of the Company’s remediation plan, among other factors, the extent of the likely recoverable damages was relatively modest. There is no assurance, however, that the courts adjudicating these claims will accept the determinations made by the special litigation committee.

As previously reported, our wholly owned subsidiary, Verestar, Inc. (“Verestar”), filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003 in the U.S. Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). In June 2004, the Bankruptcy Court approved a stipulation between Verestar and the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the “Committee”) that permitted the Committee to file claims against us and/or our affiliates on behalf of Verestar. In connection therewith, in July 2005, the Committee filed a complaint in the U.S. District Court for the Southern District of New York against us and certain of our and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against us. Pursuant to the complaints, the Committee is seeking unspecified compensatory damages of not less than $150.0 million, punitive damages and various costs and fees. We may be obligated or may agree to indemnify certain of the defendants named in the litigation. In August 2006, the Committee and the individual defendants agreed to mediation with us as an attempt to resolve the case. In September 2006, the Bankruptcy Court approved the parties’ decision to mediate the Verestar bankruptcy proceedings and related litigation and stayed all aspects of the case pending the completion of mediation. In July 2007, we participated in mediation with the Committee, and the parties reached agreement on terms for a proposed settlement in which we would pay $32.0 million and the parties would agree to a mutual release of all claims existing prior to the execution of the settlement agreement. The release of claims would apply to all of the defendants, including us, as well as our and Verestar’s current and former officers, directors and advisors named in the litigation. We are in the process of finalizing the settlement agreement, which then must be presented to the Bankruptcy Court for approval. Although the Bankruptcy Court is not required to approve the proposed settlement, we expect that the Bankruptcy Court will approve the settlement during the quarter ending September 30, 2007.

We periodically become involved in various claims and lawsuits that are incidental to our business. In our Annual Report on Form 10-K for the year ended December 31, 2006, we reported our material legal proceedings.

Since the filing of our Annual Report, other than the litigation discussed above, there have been no material developments with respect to any material legal proceedings to which we are a party. In the opinion of management, after consultation with counsel, other than the litigation related to our stock option granting practices and Verestar bankruptcy discussed above and in note 7 to our condensed consolidated financial statements included herein, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

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

The demand for broadcast antenna space is dependent on the needs of television and radio broadcasters. Among other things, technological advances, including the development of satellite-delivered radio and video services, may reduce the need for tower-based broadcast transmission. In addition, our broadcast tower division could be affected adversely as a result of the transition from analog-based transmissions to digital-based transmissions, which is scheduled to be completed by February 2009.

If our wireless service provider customers consolidate or merge with each other to a significant degree, our growth, revenue and ability to generate positive cash flows could be adversely affected.

Significant consolidation among our wireless service provider customers may result in reduced capital expenditures in the aggregate because the existing networks of many wireless carriers overlap, as do their expansion plans. For example, as a result of the mergers between Cingular Wireless and AT&T Wireless and between Sprint PCS and Nextel, AT&T (formerly Cingular Wireless) has rationalized a portion of its combined network, and Sprint Nextel is exploring ways to reduce costs associated with the operation of its technologically separate wireless networks in the United States. In addition, in the first half of 2007, Iusacell Celular and Unefon completed their merger, pursuant to which they will combine their wireless networks in Mexico. Certain parts of their merged networks may be deemed to be duplicative and these customers may attempt to eliminate these duplications. Our future results may be negatively impacted if a significant number of these contracts are terminated, and our ongoing contractual revenues would be reduced as a result. Similar consequences might occur if wireless service providers engage in extensive sharing, roaming or resale arrangements as an alternative to leasing our antenna space.

Substantial leverage and debt service obligations may adversely affect us.

We have a substantial amount of indebtedness. As of June 30, 2007, we had approximately $4.0 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest, or other amounts when due. Subject to certain restrictions under our existing indebtedness, we may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This may have the effect of increasing our total leverage.

Our substantial leverage could have significant negative consequences on our financial condition and results of operations, including:

•

impairing our ability to meet one or more of the financial ratio covenants contained in our debt agreements or to generate cash sufficient to pay interest or principal, which events could result in an acceleration of some or all of our outstanding debt and the loss of towers subject to the Securitization in the event that an uncured default occurs;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional debt or equity financing;

•

requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures;

•	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete;

•	limiting our ability to repurchase our Class A common stock; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

Restrictive covenants in our credit facility, the indentures governing our debt securities, and the loan agreement relating to our Securitization could adversely affect our business by limiting flexibility.

Our new senior unsecured credit facility and the indentures governing the terms of our debt securities contain restrictive covenants. Our credit facility also contains requirements to comply with certain leverage and other financial covenants, which are described in note 3 to our condensed consolidated financial statements herein. These covenants and requirements limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness and engaging in various types of transactions, including mergers, acquisitions and sales of assets. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities.

In addition, the loan agreement relating to our Securitization includes operating covenants and other restrictions customary for loans subject to rated securitizations as further described in note 3 to our condensed consolidated financial statements herein. Among other things, the borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. A failure to comply with the covenants in the loan agreement could prevent the borrowers from taking certain actions with respect to the towers subject to the Securitization, and could prevent the borrowers from distributing any excess cash from the operation of such towers to us. If the borrowers were to default on the loan, the servicer on the loan could seek to foreclose upon or otherwise convert the ownership of the towers subject to the Securitization, in which case we could lose such towers and the revenue associated with such towers.

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

Our business operations in Mexico and Brazil, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. For the year ended December 31, 2006 and the six months ended June 30, 2007, approximately 13% of our consolidated revenues in each period were generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

A substantial portion of our total operating revenues is derived from a small number of customers. For each of the year ended December 31, 2006 and the six months ended June 30, 2007:

•	Five customers accounted for approximately 63% of our revenues;

•	Sprint Nextel (including Sprint Nextel partners and affiliates) accounted for approximately 20% of our revenues;

•	AT&T (formerly Cingular Wireless) accounted for approximately 20% of our revenues; and

•	Verizon Wireless accounted for approximately 11% of our revenues.

Our largest international customer is Iusacell Celular, which completed its merger with Unefon, our second largest customer in Mexico, during the first half of 2007. Iusacell and Unefon are under common control with TV Azteca. The combined Iusacell/Unefon accounted for approximately 5% of our total revenues for each of the year ended December 31, 2006 and the six months ended June 30, 2007. In addition, for the year ended December 31, 2006 and the six months ended June 30, 2007, we received $14.2 million and $7.1 million, respectively, in net interest income from TV Azteca.

If any of these customers was unwilling or unable to perform its obligations under our agreements with them, our revenues, results of operations, and financial condition could be adversely affected. In the ordinary course of our business, we also sometimes experience disputes with our customers, generally regarding the interpretation of terms in our agreements. Although historically we have resolved these disputes in a manner that did not have a material adverse effect on our company or our customer relationships, in the future these disputes could lead to a termination of our agreements with customers or a material modification of the terms of those agreements, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable customer could be terminated or damaged, which could lead to decreased revenues or increased costs, resulting in a corresponding adverse effect on our business, results of operations and financial condition.

New technologies could make our tower leasing business less desirable to potential tenants and result in decreasing revenues.

The development and implementation of new technologies designed to enhance the efficiency of wireless networks could reduce the use and need for tower-based wireless services transmission and reception and have the effect of decreasing demand for tower space. Examples of such technologies include technologies that enhance spectral capacity, such as lower-rate vocoders, which can increase the capacity at existing sites and reduce the number of additional sites a given carrier needs to serve any given subscriber base. In addition, the emergence of new technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of radio and video services by direct broadcast satellites could adversely affect demand for our antenna space. The development and implementation of any of these and similar technologies to any significant degree could have an adverse effect on our operations.

We could have liability under environmental laws.

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state and local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As owner, lessee or operator of many thousands of real estate sites underlying our towers, we may be liable for substantial costs of remediating soil and groundwater contaminated by hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of or were responsible for the contamination. Many of these laws and regulations contain information reporting and record keeping requirements. We cannot assure you that we are at all times in complete compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The current cost of complying with these laws (including amounts we expect to pay the U.S. Environmental Protection Agency (“EPA”) pursuant to the Facilities Audit Agreement as described in our Annual Report on Form 10-K for the year ended December 31, 2006) is not material to our financial condition or results of operations. However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to government regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

We are subject to federal, state, local and foreign regulation of our business, including regulation by the Federal Aviation Administration (“FAA”), the Federal Communications Commission (“FCC”), the EPA and the Occupational Safety and Health Administration (“OSHA”). Both the FCC and the FAA regulate towers used for wireless communications and radio and television antennas and the FCC separately regulates transmitting devices operating on towers. Similar regulations exist in Mexico, Brazil and other foreign countries regarding wireless communications and the operation of communications towers. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site, or site upgrades, thereby limiting our ability to respond to customer demands and requirements. Existing regulatory policies may adversely affect the associated timing or cost of such projects and additional regulations may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could adversely affect our operations.

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

Competitive pricing pressures for tenants on towers from these competitors could adversely affect our lease rates and services income. In addition, we may not be able to renew existing customer leases or enter into new customer leases, resulting in a material adverse impact on our results of operations and growth rate. Increasing competition could also make the acquisition of high quality tower assets more costly.

If we are unable to protect our rights to the land under our towers, it could adversely affect our business and operating results.

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to operate our towers and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites. Further, we may not be able to renew ground leases on commercially viable terms. Approximately 84% of the communications sites in our portfolio as of June 30, 2007 are located on leased land. Approximately 85% of the land leases for these sites have a final expiration date of 2016 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse affect on us.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. If we are unable or choose not to exercise our rights to purchase towers under these agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated. For example, our SpectraSite subsidiary has entered into lease or sublease agreements with affiliates of SBC Communications, a predecessor entity to AT&T Inc. (“AT&T”), with respect to approximately 2,500 towers pursuant to which SpectraSite has the option to purchase the sites upon the expiration of the lease or sublease beginning in 2013. The aggregate purchase option price for the AT&T towers was approximately $324.8 million as of June 30, 2007, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In addition, we have entered into a similar agreement with ALLTEL Communications, Inc. (“ALLTEL”) with respect to approximately 1,800 towers, for which we have an option to purchase the sites upon the expiration of the lease or sublease beginning in 2016. The aggregate purchase option price for the ALLTEL towers was approximately $58.8 million as of June 30, 2007, and will accrete at a rate of 3% per annum through the expiration of the lease or sublease period. We may not have the required available capital to exercise our right to purchase these or other leased or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our financial results could be adversely affected.

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

Public perception of possible health risks associated with cellular and other wireless communications media could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks could slow the market acceptance of wireless communications services and increase opposition to the development and expansion of tower sites. The potential connection between radio frequency emissions and certain negative health effects has been the subject of substantial study by the scientific community in recent years, and numerous health-related lawsuits have been filed against wireless carriers and wireless device manufacturers. If a scientific study or court decision resulted in a finding that radio frequency emissions posed health risks to consumers, it could negatively impact the market for wireless services, as well as our wireless carrier customers, which would adversely affect our operations, costs and revenues. We do not maintain any significant insurance with respect to these matters.

Our stock option granting practices are subject to ongoing governmental proceedings, which could result in fines, penalties or other liability.

In May 2006, we announced that our Board of Directors had established a special committee of independent directors to conduct a review of our stock option granting practices and related accounting. Subsequent to the formation of the special committee, we received an informal letter of inquiry from the SEC, a subpoena from the office of the United States Attorney for the Eastern District of New York and an information document request from the IRS, each requesting documents and information related to our stock option grants and practices. We are cooperating with these governmental authorities to provide the requested documents and information. These governmental proceedings are ongoing, and the time period necessary to resolve these proceedings is uncertain and could require significant additional management and financial resources. Significant legal and accounting expenses related to these matters have been incurred to date and significant expenditures will continue to be incurred in the future. Depending on the outcomes of these proceedings, we could be subject to regulatory fines, penalties or other liability, which could have a material adverse impact on our financial condition and results of operations and liquidity. In addition, as a result of the special committee’s findings, we restated our historical financial statements to, among other things, record changes for stock-based compensation expense (and related tax effects) relating to certain past stock option grants.

Pending civil litigation relating to our stock option granting practices exposes us to risks and uncertainties.

We and certain current and former directors and officers are defendants in a purported federal securities class action and several shareholder derivative actions relating to our stock option granting practices and related accounting. These actions are in preliminary stages and we cannot predict their outcomes with certainty. If these actions are successful, however, they could have a material adverse impact on our financial position, results of operations and liquidity. These matters and any other related lawsuits could also result in substantial costs to us and a diversion of our management’s attention and resources, which could have a negative impact on our financial condition and results of operations. For more information regarding the litigation related to our stock option granting practices, please see “Legal Proceedings” above and note 7 to our condensed consolidated financial statements included herein.

The bankruptcy proceeding of our Verestar subsidiary exposes us to risks and uncertainties.

Our wholly owned subsidiary, Verestar, Inc., filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. If Verestar fails to honor certain of its contractual obligations because of its bankruptcy filing or otherwise, claims may be made against us for breaches by Verestar of those contracts as to which we are primarily or secondarily liable as a guarantor (which we do not expect to exceed $3.2 million). In addition, in July 2005, the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the “Committee”) filed a complaint in the U.S. District Court for the Southern District of New York against us and certain of our and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against us. The case initially filed in the District Court has since been transferred to the Bankruptcy Court, and both cases are now pending as a single, consolidated case before the same Bankruptcy judge. Pursuant to the complaints, the Committee is seeking unspecified compensatory damages of not less than $150.0 million, punitive damages and various costs and fees. As discussed above in “Legal Proceedings,” we have reached an agreement with the Committee with respect to terms for a settlement in which we would pay $32.0 million and the parties would agree to a mutual release of all claims existing prior to the execution of the settlement agreement. The release of claims would apply to all of the defendants, including us, as well as our and Verestar’s current and former officers, directors and advisors named in the litigation. We are in the process of finalizing the settlement agreement, which then must be presented to the Bankruptcy Court for approval. If the parties cannot reach consensus on the settlement agreement, and/or the Bankruptcy Court does not approve of the settlement agreement, the Committee may proceed with litigating the claims against us and the other defendants. The outcome of this complex litigation cannot be predicted by us with certainty, is dependent upon many factors beyond our control, and could take several years to resolve. If the Committee proceeds with its claims and any such claims are successful, however, they could have a material adverse impact on our financial position and results of operations. For more information regarding the Verestar bankruptcy and related litigation, please see “Legal Proceedings” above and note 7 to our condensed consolidated financial statements included herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2007, we issued an aggregate of 14,007 shares of our Class A common stock upon the exercise of 1,959 warrants assumed in our merger with SpectraSite, Inc. In August 2005, in connection with our merger with SpectraSite, Inc., we assumed approximately 1.0 million warrants to purchase shares of SpectraSite, Inc. common stock. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase 7.15 shares of our Class A common stock at an exercise price of $32 per warrant. Net proceeds from these warrant exercises were approximately $62,690. The shares were issued to warrantholders in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended, and Section 1145 of the United States Code. No underwriters were engaged in connection with such issuances.

During the three months ended June 30, 2007, we issued an aggregate of 1,227,120 shares of our Class A common stock upon conversion of $15.0 million principal amount of our 3.25% Notes. Pursuant to the terms of the indenture, the holders of the 3.25% Notes received 81.808 shares of our Class A common stock for every $1,000 principal amount of notes converted. The shares were issued to the noteholders in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances. In connection with the conversion, we paid such holders an aggregate of $0.7 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of the future interest payments on the notes.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2007, we repurchased 10,203,631 shares of our Class A common stock for an aggregate of $414.2 million pursuant to our publicly announced stock repurchase program, as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(In millions)
April 2007	3,339,751	$39.26	3,339,751	$1,223.6
May 2007	3,585,200	$40.39	3,585,200	$1,078.7
June 2007	3,278,680	$42.10	3,278,680	$940.6

Total Second Quarter	10,203,631	$40.57	10,203,631	$940.6

(1)	Issuer repurchases pursuant to the $1.5 billion stock repurchase program publicly announced in February 2007. Under this program, our management is authorized through February 2008 to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we plan to make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

Since June 30, 2007, we have continued to repurchase shares of our Class A common stock pursuant to our $1.5 billion stock repurchase program. Between July 1, 2007 and July 26, 2007, we repurchased 2.7 million shares of our Class A common stock for an aggregate of $118.8 million pursuant to this program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2007 Annual Meeting of Stockholders was held on May 9, 2007, to consider and act upon the following matters, all of which were approved and adopted. The results of the stockholder voting were as follows:

1.	Election of the following directors for the ensuing year or until their successors are elected and qualified.

	Vote Cast For	Votes Withheld
Raymond P. Dolan	319,129,167	37,458,002
Ronald M. Dykes	354,938,345	1,648,825
Carolyn F. Katz	326,753,135	29,834,034
Gustavo Lara Cantu	354,941,489	1,645,681
Pamela D.A. Reeve	318,988,908	37,598,261
David E. Sharbutt	354,942,751	1,644,419
James D. Taiclet, Jr.	346,395,584	10,191,586
Samme L. Thompson	354,842,647	1,744,523

2.	Approval of the American Tower Corporation 2007 Equity Incentive Plan.

Votes Cast For	Votes Against	Votes Abstained	Broker Non-Votes
264,811,007	56,215,867	1,274,951	34,285,345

3.	Ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2007.

Votes Cast For	Votes Against	Votes Abstained
347,380,698	9,125,481	80,990

ITEM 6.	EXHIBITS.

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: August 7, 2007	By:	/s/ BRADLEY E. SINGER
Bradley E. Singer Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Loan and Security Agreement dated as of May 4, 2007 by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and American Tower Depositor Sub, LLC, as Lender.

10.2	Management Agreement dated as of May 4, 2007 by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners and SpectraSite Communications, LLC, as Manager.

10.3

Cash Management Agreement dated as of May 4, 2007 among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, American Tower Depositor Sub, LLC, as Lender, LaSalle Bank National Association, as Agent, and SpectraSite Communications, LLC, as Manager.

10.4	Trust and Servicing Agreement dated as of May 4, 2007 among American Tower Depositor Sub, LLC, as Depositor, The Bank of New York, as Servicer, and LaSalle Bank National Association, as Trustee.

10.5

Supplemental Indenture dated as of May 7, 2007 among American Towers, Inc., the Guarantors named therein and The Bank of New York, as Trustee, supplementing the indenture for the 7.25% Senior Subordinated Notes Due 2011 dated as of November 18, 2003 (incorporated by reference from Exhibit 4.6 to American Tower Corporation’s Registration Statement on Form S-4 (File No. 333-111952) filed on January 15, 2004).

10.6

Loan Agreement dated as of June 8, 2007 among American Tower Corporation, as Borrower, JPMorgan Chase Bank, N.A. and The Toronto Dominion Bank, New York Branch, as Issuing Banks, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the several lenders that are parties thereto.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

EX-1