Form 10-Q
period 2007-09-30
AMERICAN TOWER CORP /MA/
filed 2007-11-09
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of October 25, 2007, there were 404,740,010 shares of Class A Common Stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART 1.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,735	$281,264
Restricted cash	41,154
Short-term investments and available-for-sale securities	5,219	22,986
Accounts receivable, net of allowances of $8,732 and $9,338, respectively	46,426	29,368
Prepaid and other current assets	86,630	63,919
Deferred income taxes	23,494	88,485

Total current assets	285,658	486,022

PROPERTY AND EQUIPMENT, net	3,071,125	3,218,124
GOODWILL	2,180,544	2,189,767
OTHER INTANGIBLE ASSETS, net	1,722,185	1,820,876
DEFERRED INCOME TAXES	497,190	482,710
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	446,736	415,720

TOTAL	$8,203,438	$8,613,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$203,864	$187,634
Accrued interest	36,938	41,319
Current portion of long-term obligations	1,770	253,907
Unearned revenue	95,990	86,769

Total current liabilities	338,562	569,629

LONG-TERM OBLIGATIONS	4,025,145	3,289,109
OTHER LONG-TERM LIABILITIES	460,621	365,974

Total liabilities	4,824,328	4,224,712

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN SUBSIDIARIES	3,405	3,591
STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 1,000,000,000 shares authorized, 450,400,693 and 437,792,629 shares issued, and 406,054,836 and 424,672,267 shares outstanding, respectively	4,504	4,378
Additional paid-in capital	7,734,641	7,502,472
Accumulated deficit	(2,697,824)	(2,733,920)
Accumulated other comprehensive (loss) income	(2,853)	16,079
Treasury stock: 44,345,857 and 13,120,362 shares at cost, respectively	(1,662,763)	(404,093)

Total stockholders’ equity	3,375,705	4,384,916

TOTAL	$8,203,438	$8,613,219

See notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES:
Rental and management	$358,623	$326,403	$1,055,427	$962,831
Network development services	8,962	7,064	23,055	16,908

Total operating revenues	367,585	333,467	1,078,482	979,739

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	83,936	84,601	253,607	247,270
Network development services	4,841	2,961	12,495	7,641
Depreciation, amortization and accretion	131,484	131,357	393,315	397,429
Selling, general, administrative and development expense (including stock-based compensation expense of $15,266, $10,683, $43,480 and $29,541, respectively)	49,030	42,384	139,736	115,307
Impairments, net (gain) loss on sale of long-lived assets, restructuring and merger related expense	(197)	157	1,432	1,604

Total operating expenses	269,094	261,460	800,585	769,251

OPERATING INCOME	98,491	72,007	277,897	210,488

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $372, $372, $1,118 and $1,118, respectively	3,584	3,584	10,666	10,666
Interest income	2,345	2,292	9,186	5,021
Interest expense	(59,919)	(54,448)	(171,577)	(162,395)
Loss on retirement of long-term obligations	(108)	(893)	(33,168)	(25,967)
Other income (expense)	1,341	(5,416)	18,213	974

Total other expense	(52,757)	(54,881)	(166,680)	(171,701)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND INCOME ON EQUITY METHOD INVESTMENTS	45,734	17,126	111,217	38,787
Income tax benefit (provision)	14,483	(13,350)	(17,714)	(28,112)
Minority interest in net earnings of subsidiaries	(80)	(60)	(264)	(597)
Income on equity method investments	2	6	10	16

INCOME FROM CONTINUING OPERATIONS	60,139	3,722	93,249	10,094
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (PROVISION) OF $275, $135, $(332) and $482, RESPECTIVELY	(511)	(250)	(31,384)	(895)

NET INCOME	$59,628	$3,472	$61,865	$9,199

NET INCOME (LOSS) PER COMMON SHARE AMOUNTS:
BASIC:
Income from continuing operations	$0.15	$0.01	$0.22	$0.02
Loss from discontinued operations			(0.07)

Net income	$0.15	$0.01	$0.15	$0.02

DILUTED:
Income from continuing operations	$0.14	$0.01	$0.22	$0.02
Loss from discontinued operations			(0.07)

Net income	$0.14	$0.01	$0.15	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	410,071	425,942	416,418	423,612

DILUTED	418,012	435,138	426,430	435,035

See notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,865	$9,199
Stock-based compensation expense	43,480	29,541
Other non-cash items reflected in statements of operations (primarily depreciation and amortization)	477,738	461,420
Increase in restricted cash	(34,968)
Increase in net deferred rent asset	(32,107)	(24,670)
Decrease (increase) in other assets	41,191	(19,403)
Increase in liabilities	6,602	19,082

Cash provided by operating activities	563,801	475,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(106,966)	(90,662)
Payments for acquisitions	(20,694)	(10,103)
Payments for acquisitions of minority interests		(22,944)
Proceeds from sale of available-for-sale securities and other assets	20,068	26,688
Deposits, restricted cash, short-term investments and other assets	(9,774)	(246)

Cash used for investing activities	(117,366)	(97,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Certificates in securitization transaction	1,750,000
Proceeds from term loan credit facilities	500,000	232,000
Borrowings under revolving credit facilities	1,400,000	10,000
Repayment of notes payable, credit facilities and capital leases	(3,111,766)	(272,427)
Purchases of Class A common stock	(1,252,702)	(289,459)
Proceeds from stock options, warrants and stock purchase plan	110,415	38,780
Deferred financing costs	(40,911)	(2,295)

Cash used for financing activities	(644,964)	(283,401)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(198,529)	94,501
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	281,264	112,701

CASH AND CASH EQUIVALENTS, END OF PERIOD	$82,735	$207,202

CASH PAID FOR INCOME TAXES	$20,042	$19,588

CASH PAID FOR INTEREST	$170,996	$137,362

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

The Company is in the process of reviewing the remaining estimated useful lives of its tower assets. The Company now has over ten years of operating history, and it is considering whether it should modify its current estimates for asset lives based on its historical operating experience. The Company has retained an independent consultant to assist the Company in completing this review and analysis, and it expects to receive a report from the consultant in the fourth quarter of 2007. The Company currently depreciates its towers on a straight-line basis over the shorter of the term of the underlying ground lease (including renewal options) or the estimated useful life of the tower, which the Company has historically estimated to be 15 years. Additionally, certain of the Company’s intangible assets are amortized on a similar basis to the tower assets, as the estimated useful lives of such intangibles correlate to the useful life of the towers. If the Company concludes that a revision in the estimated useful lives of its tower assets is appropriate based on the completion of the report and its review and analysis, the Company will account for any changes in the useful lives as a change in accounting estimate under Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections,” which will be recorded prospectively beginning in the period of change. Based on preliminary information obtained to date, the Company expects that its estimated asset lives may be extended which would result in prospective decreases in depreciation and amortization, and such changes could be material to future depreciation and amortization and the Company’s consolidated results of operations.

Restricted Cash—The Company classifies as restricted cash all cash pledged as collateral to secure obligations and all cash whose use is otherwise limited by contractual provisions, including cash on deposit in reserve accounts relating to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 described in note 3.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Short-Term Investments and Available-For-Sale Securities—As of September 30, 2007, short-term investments and available-for-sale securities includes government bonds of approximately $3.7 million with remaining maturities (when purchased) in excess of three months and approximately $1.5 million of available-for-sale securities.

Earnings Per Common Share—Basic and Diluted—Basic income from continuing operations per common share for the three and nine months ended September 30, 2007 and 2006 represents income from continuing operations divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share for the three and nine months ended September 30, 2007 and 2006 represents income from continuing operations divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options and warrants as determined under the treasury stock method and upon conversion of the Company’s convertible notes, as determined under the if-converted method. For the three and nine months ended September 30, 2007, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 20.8 million and 23.0 million, respectively, and shares issuable upon exercise of the Company’s stock options of 7.0 million and 5.7 million, respectively, as the effect would be anti-dilutive. For the three and nine months ended September 30, 2006, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 30.9 million and 34.6 million, respectively, and shares issuable upon exercise of stock options of 1.5 million, as their effect would be anti-dilutive.

The following table sets forth basic and diluted income from continuing operations per common share computational data for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	410,071	425,942	416,418	423,612
Dilutive securities:
Stock options, warrants and convertible notes	7,941	9,196	10,012	11,423

Diluted weighted average common shares outstanding	418,012	435,138	426,430	435,035

Basic income from continuing operations per common share	$0.15	$0.01	$0.22	$0.02

Diluted income from continuing operations per common share	$0.14	$0.01	$0.22	$0.02

Total Comprehensive Income (Loss)—Total comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total comprehensive income (loss)	$53,586	$(3,920)	$42,933	$13,076

Total comprehensive income (loss) includes changes in the fair value of available-for-sale securities and derivative instruments and the related reclassification to net income of previously unrealized gains and losses.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Recent Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company as of January 1, 2008. The Company is in the process of evaluating the impact that SFAS No. 157 will have on its results of operations and financial position.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effect of applying this interpretation has been recorded as an increase of $25.8 million to accumulated deficit, an increase of $9.2 million to prepaid and other current assets and an increase of $17.1 million to long-term deferred tax assets, with a corresponding increase in other long-term liabilities of $52.1 million in the condensed consolidated balance sheet as of January 1, 2007.

In conjunction with the adoption of FIN 48, the Company classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports penalties and tax-related interest expense as a component of the provision for income taxes and interest income from tax refunds as a component of other income in the condensed consolidated statement of operations. During the three and nine months ended September 30, 2007, the Company recorded penalties and tax-related interest expense of $2.9 million and $5.8 million, respectively, and for the nine months ended September 30, 2007, interest income from tax refunds of $1.5 million, all of which was recorded during the three months ended June 30, 2007. As of September 30, 2007 and January 1, 2007, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the condensed consolidated balance sheets was $39.0 million and $33.2 million, respectively. Certain deductions have been challenged by foreign tax authorities based on an alleged failure to comply with certain administrative procedures. The Company has unrecognized tax benefits of approximately $10 million related to this matter. This matter is currently under audit and is expected to be resolved in the next 12 months. The Company cannot yet determine the specific timing or the amount of any potential settlement.

The Company files numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns in Mexico and Brazil. As a result of the Company’s ability to carry forward federal and state net operating losses, the applicable tax years remain open to examination until three years after

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

the applicable loss carry forwards have been used or expired. However, the Company has completed U.S. federal income tax examinations for tax years up to and including 2002. The Company is currently undergoing U.S. federal income tax examinations for tax years 2004 and 2005. Additionally, it is subject to examinations in various U.S. state jurisdictions for certain tax years, and is under examination in Mexico for the 2002 tax year and Brazil for the 2001 through 2006 tax years.

As of January 1, 2007, the total amount of unrecognized tax benefits was $183.9 million of which $34.3 million would affect the effective tax rate, if recognized. As of September 30, 2007, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, did not change materially from January 1, 2007. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters described above ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, the Company is unable to estimate the impact of the amount of such changes, if any, to its recorded uncertain tax positions.

In April 2007, the Company received a federal income tax refund of approximately $65.0 million, plus $15.0 million in interest related to the carry back of certain federal net operating losses described in note 13 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the quarter ended September 30, 2007, the Company completed an analysis of the valuation allowances on its state deferred tax assets. The Company undertook this analysis as a result of several factors, including the fact that the Company had experienced several successive quarters of net income, it had restructured certain of its legal entities (primarily related to the Company’s securitization transaction), and it had completed a number of capital raising and debt refinancing transactions during the nine months ended September 30, 2007. The Company had previously recorded a full valuation allowance on its net state deferred tax assets as the Company considered that it was more likely than not that the deferred tax assets would not be realized. However, upon completion of its analysis during the quarter ended September 30, 2007, the Company concluded that it was more likely than not that a portion of these net state deferred tax assets would be realized. As a result, the Company recognized approximately $41.7 million of additional state deferred tax assets (net of a federal tax provision), which were recorded as an income tax benefit and a corresponding increase in long-term deferred income taxes in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2007. The Company will continue to assess the realization of its deferred tax assets and liabilities on an ongoing basis.

3.	Financing Transactions

Securitization—During the nine months ended September 30, 2007, the Company completed a securitization transaction (the Securitization) involving assets related to 5,295 broadcast and wireless communications towers (the Towers) owned by two special purpose subsidiaries of the Company, through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the Certificates).

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

Under the Loan Agreement, the Borrowers are required to maintain reserve accounts, including for debt service payments, ground rents, real estate and personal property taxes, insurance premiums and management fees, and to reserve a portion of advance rents from tenants on the Towers. Based on the terms of the Loan Agreement, all rental cash receipts received each month are restricted and held by the Trustee. The $41.2 million held in the reserve accounts as of September 30, 2007 is classified as restricted cash on the Company’s accompanying condensed consolidated balance sheet.

Revolving Credit Facility—On June 8, 2007, the Company refinanced its existing $1.6 billion senior secured credit facilities at the American Tower operating company (AMT OpCo) level with a new $1.25 billion revolving credit facility of American Tower Corporation (Revolving Credit Facility). At closing, the Company drew down approximately $1.0 billion under the Revolving Credit Facility and, together with cash on hand, used the funds to repay all amounts outstanding under the existing AMT OpCo credit facilities (see “—Previous Credit Facilities”). During the three months ended September 30, 2007, the Company drew down and repaid amounts under the Revolving Credit Facility in the ordinary course, and also repaid $450.0 million of borrowings under the Revolving Credit Facility using net proceeds from its new term loan credit facility, as discussed below. As of September 30, 2007, the Company had $550.0 million outstanding under its Revolving Credit Facility and had approximately $13.7 million of undrawn letters of credit outstanding.

The loan agreement for the Revolving Credit Facility is with JPMorgan Chase Bank, N.A. and The Toronto Dominion Bank, New York Branch, as Issuing Banks, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and lenders that are signatories thereto. The Revolving Credit Facility has a term of five years and matures on June 8, 2012. All principal and interest will be due and payable in full at maturity. The Revolving Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The Revolving Credit Facility allows the Company to use borrowings for working capital needs and other general corporate purposes of the Company and its subsidiaries (including, without limitation, to refinance or repurchase other indebtedness and, provided certain conditions are met, to repurchase the Company’s equity securities, in each case without additional lender approval).

The Company has the option of choosing either a defined base rate or the LIBOR rate as the applicable base rate for borrowings under the Revolving Credit Facility. The interest rate ranges between 0.40% to 1.25% above the LIBOR rate for LIBOR based borrowings or between 0.00% to 0.25% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. A quarterly commitment fee on the undrawn portion of the Revolving Credit Facility is required, ranging from 0.08% to 0.25% per annum, based upon the Company’s debt ratings.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Revolving Credit Facility contains certain financial ratios and operating covenants and other restrictions applicable to the Company and its subsidiaries (excluding restricted subsidiaries) on a consolidated basis (including limitations on additional debt, guaranties, sales of assets and liens) with which the Company must comply, including the following three financial maintenance tests:

•	a consolidated total leverage ratio (Total Debt to Adjusted EBITDA) of not greater than 6.00 to 1.00;

•	a consolidated senior secured leverage ratio (Senior Secured Debt to Adjusted EBITDA) of not greater than 3.00 to 1.00; and

•	an interest coverage ratio (Adjusted EBITDA to Interest Expense) of not less than 2.50 to 1.00.

Any failure to comply with the financial ratios and operating covenants of the Revolving Credit Facility would not only prevent the Company from being able to borrow additional funds, but would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

Term Loan Credit Facility—On August 30, 2007, the Company entered into a new $500.0 million senior unsecured term loan credit facility (Term Loan). In connection with that transaction, the Company received $498.5 million of net proceeds from the Term Loan, which were used to repay $450.0 million of borrowings under the Revolving Credit Facility and the remainder for general corporate purposes. As of September 30, 2007, the Term Loan was fully drawn. In October 2007, the Company repaid and terminated the Term Loan, as discussed below.

The loan agreement for the Term Loan was with Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and lenders that are signatories thereto. Prior to its termination, the Term Loan had a term of five years, with a maturity date of August 30, 2012, and had terms substantially consistent with the Revolving Credit Facility, except that the Term Loan required mandatory prepayment, subject to certain limited exceptions, with the net proceeds from any future issuances, offerings or placements of debt obligations or equity securities by the Company, or by any of the Company’s subsidiaries (other than unrestricted subsidiaries), to unaffiliated third parties.

On October 1, 2007, the Company completed an institutional private placement of $500.0 million aggregate principal amount of its 7.00% senior unsecured notes due 2017 (7.00% Notes), as discussed below, and used the net proceeds, together with cash on hand, to repay all of the outstanding indebtedness incurred under the Term Loan. The Company terminated the Term Loan upon repayment.

Previous Credit Facilities—During the nine months ended September 30, 2007, the Company also maintained two credit facilities at its principal operating subsidiaries, the SpectraSite credit facilities and the AMT OpCo credit facilities (together, the Previous Credit Facilities). As discussed above, the Company repaid and terminated the SpectraSite credit facilities and the AMT OpCo credit facilities in May and June 2007, respectively, for which outstanding borrowings were $765.0 million and $1.0 billion, respectively. In connection with the termination of the Previous Credit Facilities and all related commitments, the Company recorded a charge of $7.6 million related to the write-off of deferred financing costs, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2007.

Prior to terminating the Previous Credit Facilities, the Company entered into incremental revolving loan commitments with respect to the Previous Credit Facilities and repaid amounts outstanding under the Previous Credit Facilities during the nine months ended September 30, 2007. In February 2007, the Company entered into

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

two incremental revolving loan commitments under its Previous Credit Facilities, consisting of a $300.0 million revolving loan under the AMT OpCo credit facilities and a $250.0 million revolving loan under the SpectraSite credit facilities. In February 2007, the Company also drew down $250.0 million of the existing revolving loan under the AMT OpCo credit facilities to fund the cash tender offer for the Company’s 5.0% convertible notes due 2010 (5.0% Notes) discussed below. In the second quarter of 2007, the Company borrowed and then repaid an additional $30.0 million of the existing revolving loan under the AMT OpCo credit facilities and also borrowed and then repaid $40.0 million under the SpectraSite credit facilities. In addition, in May 2007, the Company used net proceeds from the Securitization to repay the $250.0 million drawn under the incremental revolving loan of the AMT OpCo credit facilities.

For more information regarding the Previous Credit Facilities, see note 7 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Termination of Interest Rate Swap Agreements—During the nine months ended September 30, 2007, the Company received cash of approximately $12.1 million upon net settlement of all of its assets and liabilities under its interest rate swap agreements. The Company received $3.1 million in cash upon settlement of the assets and liabilities under ten forward starting interest rate swap agreements with an aggregate notional amount of $1.4 billion, which were designated as cash flow hedges to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the debt issued with the Securitization in May 2007. As a result, the settlement gain of $2.0 million, net of a tax benefit of a $1.1 million, is being recognized as a reduction in interest expense over the five-year period for which the interest rate swaps were designated as hedges. The Company also received $17.0 million in cash upon settlement of its assets and liabilities under 13 additional interest rate swap agreements with an aggregate notional amount of $850.0 million that managed exposure to variability of interest rates under the Previous Credit Facilities. The Company recognized a net gain on these terminations of $8.1 million which is included in other income in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2007. The Company paid $8.0 million in cash upon settlement of an interest rate swap agreement with an aggregate notional amount of $250.0 million entered into in anticipation of the issuance of fixed rate debt. The Company terminated the swap agreement in the quarter ended September 30, 2007 in connection with the pricing of its 7.00% Notes and will recognize the settlement amount as an increase in interest expense over the 10-year term of the 7.00% Notes.

3.25% Convertible Notes—During the nine months ended September 30, 2007, the Company issued an aggregate of 5,974,928 shares of Class A common stock upon conversion of $73.0 million principal amount of 3.25% convertible notes due August 1, 2010 (3.25% Notes). Pursuant to the terms of the indenture, the holders of the 3.25% Notes received 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversion, the Company paid such holders an aggregate of approximately $3.2 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of the future interest payments on the notes. The Company recorded a charge of $3.2 million related to amounts paid in excess of carrying value, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2007. As of September 30, 2007, $34.8 million principal amount of 3.25% Notes remained outstanding. Subsequent to September 30, 2007, a holder of $16.5 million principal amount of 3.25% Notes converted its notes. In connection with this conversion, the Company issued 1,349,832 shares of Class A common stock, and the Company paid the holder an aggregate of approximately $0.5 million, calculated based on the accrued and unpaid interest on the notes as of the date of conversion and the discounted value of the future interest payments on the notes. As of October 25, 2007, $18.3 million principal amount of 3.25% Notes remained outstanding.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

5.0% Convertible Notes—In February 2007, the Company conducted a tender offer for its outstanding 5.0% Notes. The tender offer was intended to satisfy the rights granted to each noteholder under the indenture for the 5.0% Notes to require the Company to repurchase on February 20, 2007 all or any part of such holder’s 5.0% Notes at a price equal to the issue price plus accrued and unpaid interest, if any, up to but excluding February 20, 2007. Under the terms of the 5.0% Notes, the Company had the option to pay for the 5.0% Notes with cash, Class A common stock, or a combination of cash and stock. The Company elected to pay for the 5.0% Notes solely with cash. Pursuant to the tender offer, the Company repurchased an aggregate of $192.5 million principal amount of 5.0% Notes for an aggregate of $192.6 million. The Company recorded a charge of $1.6 million related to the write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2007. As of September 30, 2007, $59.7 million principal amount of the Company’s 5.0% Notes remained outstanding. As of December 31, 2006, the outstanding $252.2 million principal amount of the 5.0% Notes was reflected in current portion of long-term obligations in the accompanying condensed consolidated balance sheet pursuant to a put option in February 2007 and the tender offer described above. Amounts outstanding as of September 30, 2007 are reflected in long-term obligations in the accompanying condensed consolidated balance sheet based on the maturity date of the 5.0% Notes in 2010.

ATI 7.25% Notes Tender Offer and Consent Solicitation—In April 2007, the Company commenced a cash tender offer and consent solicitation with respect to its outstanding ATI 7.25% Notes. In May 2007, the Company received tenders and consents of approximately 99.9% or $324.8 million of the $325.1 million principal amount of ATI 7.25% Notes outstanding, and elected to accept for payment all ATI 7.25% Notes that had been properly tendered and not withdrawn, together with the related consents. Accordingly, the Company paid $349.5 million, including approximately $10.2 million in accrued and unpaid interest, to holders of ATI 7.25% Notes using net proceeds from the Securitization discussed above. In connection with the tender offer and consent solicitation, the Company entered into a supplemental indenture effecting certain amendments to the indenture for the notes to eliminate most of the restrictive covenants and certain events of default and to eliminate or modify related provisions. The Company recorded a charge of $20.5 million related to amounts paid in excess of carrying value, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2007. As of September 30, 2007, $0.3 million principal amount of ATI 7.25% Notes remained outstanding.

7.00% Senior Notes Offering—On October 1, 2007, the Company completed an institutional private placement of $500.0 million aggregate principal amount of its 7.00% Notes. The net proceeds to the Company from the offering were approximately $493.5 million, which the Company used, together with cash on hand, to repay all of the outstanding indebtedness incurred under the Company’s $500.0 million Term Loan. The Company terminated the Term Loan upon repayment.

The 7.00% Notes mature on October 15, 2017, and interest is payable semiannually in arrears on April 15 and October 15 of each year, commencing April 15, 2008, to the persons in whose names the notes are registered at the close of business on the preceding April 1 and October 1, respectively. The Company may redeem the 7.00% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes will accrue from the date of issuance and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

If the Company undergoes a change of control and ratings decline, each as defined in the indenture for the 7.00% Notes, the Company may be required to repurchase all of the 7.00% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, and additional interest, if any, to but not including the date of repurchase. The 7.00% Notes rank equally with all of the Company’s other senior unsecured

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

debt and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries. The indenture contains certain covenants that restrict the Company’s ability to incur more subsidiary debt or permit subsidiaries to provide guarantees; create liens; and merge, consolidate or sell assets. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain indebtedness or liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such indebtedness and such liens shall not exceed 3.5x Adjusted EBITDA as defined in the indenture.

Stock Repurchase Programs—During the nine months ended September 30, 2007, the Company repurchased an aggregate of approximately 31.0 million shares of its Class A common stock for an aggregate of $1.2 billion pursuant to its publicly announced stock repurchase programs, as described below, of which $1.3 billion was paid in cash and $19.8 million and $22.6 million was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2007 and December 31, 2006, respectively.

In February 2007, the Company completed its $750.0 million stock repurchase program, originally announced in November 2005. Pursuant to this repurchase program, the Company repurchased 8.8 million shares of its Class A common stock for an aggregate of $351.0 million during the nine months ended September 30, 2007.

In February 2007, the Company’s Board of Directors approved a new stock repurchase program pursuant to which the Company intends to repurchase up to $1.5 billion of its Class A common stock through February 2008. The Company expects to utilize cash on hand, cash from operations, borrowings under its Revolving Credit Facility, and borrowings from potential future financings to fund the repurchase program. During the nine months ended September 30, 2007, pursuant to this repurchase program, the Company repurchased 22.2 million shares of its Class A common stock for an aggregate of $898.7 million, of which $878.9 million was paid in cash prior to September 30, 2007 and $19.8 million was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2007. Between October 1, 2007 and October 25, 2007, the Company repurchased an additional 2.9 million shares of its Class A common stock for an aggregate of $124.7 million. As of October 25, 2007, the Company had repurchased a total of 25.1 million shares of its Class A common stock for an aggregate of $1.0 billion pursuant to this repurchase program.

4.	Goodwill and Other Intangible Assets

The Company’s net carrying amount of goodwill was approximately $2.2 billion as of September 30, 2007 and December 31, 2006, all of which related to its rental and management segment. The Company’s changes in the carrying value of goodwill for the nine months ended September 30, 2007 are as follows (in thousands):

September 30, 2007
Balance as of beginning of the period	$2,189,767
Reduction associated with deferred tax assets recognized upon expected utilization of acquired net operating and capital losses	(9,223)

Balance	$2,180,544

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table presents summary information about the Company’s intangible assets subject to amortization (in thousands):

	September 30, 2007	December 31, 2006
Acquired customer base and network location intangibles	$1,762,025	$1,755,201
Acquired customer relationship intangible	775,000	775,000
Deferred financing costs	69,854	56,084
Acquired licenses and other intangibles	51,866	51,703

Total	2,658,745	2,637,988
Less accumulated amortization	(936,560)	(817,112)

Other intangible assets, net	$1,722,185	$1,820,876

The Company amortizes its intangible assets over periods ranging from three to twenty years. Amortization of intangible assets for the three and nine months ended September 30, 2007 was approximately $42.0 million and $126.7 million, respectively (excluding amortization of deferred financing costs, which is included in interest expense). Based on the current estimated useful lives, and subject to the completion of the Company’s review and analysis of the useful lives of its tower assets described in note 1 above, the Company expects to record amortization expense (excluding amortization of deferred financing costs) of approximately $167.9 million for the year ended December 31, 2007, and $164.1 million, $162.6 million, $160.4 million, $157.2 million and $155.3 million for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

5.	Stock-Based Compensation

The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2007 of approximately $15.3 million and $43.5 million, respectively, and during the three and nine months ended September 30, 2006, recognized approximately $10.7 million and $29.5 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2007 includes $7.6 million, and for the three and nine months ended September 30, 2006 includes $0.2 million and $0.6 million, respectively, related to the modification of certain stock option awards to revise vesting and exercise terms for certain terminated employees.

Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. During the nine months ended September 30, 2007, the Company granted options to purchase shares of Class A common stock under its 1997 Stock Option Plan (1997 Plan) and its 2007 Equity Incentive Plan (2007 Plan). The 1997 Plan provides for the grant of non-qualified and incentive stock options, and expired in November 2007. The 2007 Plan was approved by the Company’s stockholders in May 2007 and provides for the grant of non-qualified and incentive stock options, as well as restricted stock and other stock-based awards. In addition, the Company has outstanding options that were granted under the SpectraSite, Inc. 2003 Equity Incentive Plan (SpectraSite Plan) and assumed by the Company in connection with the Company’s merger with SpectraSite, Inc., as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

As of September 30, 2007, options to purchase approximately 17.2 million, 0.5 million and 0.2 million shares of Class A common stock remained outstanding under the 1997 Plan, the 2007 Plan and the SpectraSite Plan, respectively. The Company does not intend to grant any additional options under the 1997 Plan or the SpectraSite Plan. In addition, the Company maintained stock option plans for ATC Mexico (ATC Mexico Plan) and ATC South America (ATC South America Plan), each of which was terminated by the Company in

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

February 2007. No options were granted during the nine months ended September 30, 2007 and no options were outstanding as of September 30, 2007 under the ATC Mexico Plan or the ATC South America Plan.

Stock Options—The following table summarizes the Company’s option activity for the nine months ended September 30, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2007	20,435,594	$19.67
Granted	5,151,710	37.95
Exercised	(6,463,977)	17.87
Cancelled	(1,226,079)	28.45

Outstanding as of September 30, 2007	17,897,248	$25.21	7.53	$328.6

Exercisable as of September 30, 2007	6,688,078	$17.26	5.86	$176.4

Vested or expected to vest, net of estimated forfeitures, as of September 30, 2007	17,107,265	$24.84	7.46	$320.5

Key weighted average assumptions used to apply the Black-Scholes pricing model for the nine months ended September 30, 2007 and 2006 are as follows:

Weighted Average Assumption	January 1, 2007 – September 30, 2007	January 1, 2006 – September 30, 2006
Approximate risk-free interest rate	4.50%	4.72%
Expected life of option grants	6.25 years	6.25 years
Expected volatility of underlying stock price	28.01%	29.60%
Expected annual dividends	N/A	N/A

The weighted average grant date fair value for the stock options granted during the three and nine months ended September 30, 2007 was $15.31 and $14.41, respectively, and for the three and nine months ended September 30, 2006 was $14.09 and $12.56, respectively. As of September 30, 2007, total unrecognized compensation expense related to unvested share-based compensation awards granted under the option plans was $98.4 million, and that cost is expected to be recognized over a weighted average period of approximately three years. The total intrinsic value for stock options exercised during the three and nine months ended September 30, 2007 was $16.8 million and $138.7 million, respectively, and for the three and nine months ended September 30, 2006 was $9.3 million and $77.3 million, respectively. The amount of cash received from the exercise of stock options was $109.3 million and $37.8 million during the nine months ended September 30, 2007 and 2006, respectively. The Company did not capitalize any stock-based compensation during the nine months ended September 30, 2007 and 2006.

Employee Stock Purchase Plan—The Company also maintains an employee stock purchase plan (ESPP) for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the nine months ended September 30, 2007 and 2006, 28,000 shares and 29,000 shares, respectively, were purchased by employees under the ESPP. During the June 2007, December 2006, June 2006 and December 2005 offering periods the fair value for the ESPP shares was $9.71, $8.62, $7.29 and $6.37, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Key assumptions used to apply the Black-Scholes pricing model for the three and nine months ended September 30, 2007 and September 30, 2006 are as follows:

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

The accounting policies applied in compiling segment information below are similar to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In evaluating financial performance, management focuses on segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the rental and management segment operating profit and segment gross margin also include interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), minority interest in net earnings of subsidiaries, income on equity method investments, income taxes and discontinued operations.

The Company’s reportable segments are strategic business units that offer different services. They are generally managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2007 and 2006 is shown in the table below. The Other column below represents amounts excluded from specific segments, such as stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; impairments, net (gain) loss on sale of long-lived assets, restructuring and merger related expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as well as reconciles segment operating profit to income before income taxes, minority interest and income on equity method investments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Three months ended September 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2007
Segment revenues	$358,623	$8,962		$367,585
Segment operating expenses	83,936	4,841		88,777
Interest income, TV Azteca, net	3,584			3,584

Segment gross margin	278,271	4,121		282,392

Segment selling, general, administrative and development expenses	15,885	871		16,756

Segment operating profit	$262,386	$3,250		$265,636

Other selling, general, administrative and development expense			$32,274	32,274
Depreciation, amortization and accretion	$129,436	$550	1,498	131,484
Other expenses			56,144	56,144

Income before income taxes, minority interest and income on equity method investments				$45,734

2006
Segment revenues	$326,403	$7,064		$333,467
Segment operating expenses	84,601	2,961		87,562
Interest income, TV Azteca, net	3,584			3,584

Segment gross margin	245,386	4,103		249,489

Segment selling, general, administrative and development expenses	13,990	1,063		15,053

Segment operating profit	$231,396	$3,040		$234,436

Other selling, general, administrative and development expense			$27,331	27,331
Depreciation, amortization and accretion	$128,622	$367	2,368	131,357
Other expenses			58,622	58,622

Income before income taxes, minority interest and income on equity method investments				$17,126

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Nine months ended September 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2007
Segment revenues	$1,055,427	$23,055		$1,078,482
Segment operating expenses	253,607	12,495		266,102
Interest income, TV Azteca, net	10,666			10,666

Segment gross margin	$812,486	$10,560		$823,046

Segment selling, general, administrative and development expenses	48,847	2,674		51,521

Segment operating profit	$763,639	$7,886		$771,525

Other selling, general, administrative and development expense			$88,215	88,215
Depreciation, amortization and accretion	$387,128	$1,603	4,584	393,315
Other expenses			178,778	178,778

Income before income taxes, minority interest and income on equity method investments				$111,217

2006
Segment revenues	$962,831	$16,908		$979,739
Segment operating expenses	247,270	7,641		254,911
Interest income, TV Azteca, net	10,666			10,666

Segment gross margin	$726,227	$9,267		$735,494

Segment selling, general, administrative and development expenses	45,600	2,975		48,575

Segment operating profit	$680,627	$6,292		$686,919

Other selling, general, administrative and development expense			$66,732	66,732
Depreciation, amortization and accretion	$389,235	$1,155	7,039	397,429
Other expenses			183,971	183,971

Income before income taxes, minority interest and income on equity method investments				$38,787

7.	Commitments and Contingencies

Legal and Governmental Proceedings Related to Review of Stock Option Granting Practices and Related Accounting—During the year ended December 31, 2006, the Company received a letter of informal inquiry from the SEC Division of Enforcement, a subpoena from the United States Attorney’s Office for the Eastern District of New York, and an Information Document Request from the Internal Revenue Service (IRS), each requesting documents related to Company stock option grants and stock option practices. In addition, in August 2007, the Company received a request for information from the Department of Labor (DOL) with respect to the Company’s retirement savings plan, including documents related to Company stock option grants and the Company’s historic stock option administrative practices. The Company continues to cooperate with each of the SEC, the U.S. Attorney’s Office, the IRS and the DOL to provide the requested information and documents.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company is also subject to a securities class action and shareholder derivative lawsuits relating to its stock option granting practices and related accounting. In May 2007, the Company and individual defendants filed a motion to dismiss the securities class action filed in May 2006 against the Company and certain current and former officers and directors in the U.S. District Court for the District of Massachusetts. In July 2007, the plaintiff filed a brief opposing that motion, and the Company and individual defendants responded by filing a reply brief. In addition, in July 2007, the Company moved to dismiss the separate consolidated shareholder derivative lawsuits filed in 2006 against the Company and certain current and former officers and directors in Suffolk County Superior Court in Massachusetts and in the U.S. District Court for the District of Massachusetts. The Company moved to dismiss the federal and state derivative actions based on the plaintiffs’ failure to make demand of its Board of Directors prior to filing these actions. In addition, the Company moved to dismiss or stay the derivative lawsuits based on conclusions reached by the special litigation committee of its Board of Directors with respect to the claims asserted in the shareholder derivative lawsuits. The special litigation committee, comprised of independent directors, was formed in May 2006 to conduct, with the assistance of independent outside counsel, a review of the Company’s historical stock option granting practices and to determine whether pursuing the derivative claims asserted in those lawsuits is, after considering all relevant factors, in the best interests of the Company and its stockholders. The special litigation committee concluded that in order to avoid duplicative litigation, among other relevant factors, the consolidated federal derivative actions should be dismissed. The special litigation committee also concluded that all claims against the Company’s current officers and directors should be dismissed as being without merit, and that, with respect to the claims against its former directors and officers, either such claims should be dismissed as being without merit or, in certain cases, that there was some evidence to indicate that state law claims may be pursuable, but as a result of the Company’s remediation plan, among other factors, the extent of the likely recoverable damages was relatively modest. In October 2007, the state court dismissed the state derivative action, without leave to amend, due to the plaintiffs’ failure to make a demand upon the Company’s Board of Directors. There is no assurance that the federal court will reach the same conclusions and dismiss the federal derivative action or that it will accept the determinations made by the special litigation committee.

The securities class action and the consolidated federal shareholder derivative lawsuits are in their early stages and the Company cannot estimate the possible loss or range of loss, if any, associated with their resolution, nor can the Company predict the final disposition of these matters. In the event of an adverse outcome with respect to one or more of these proceedings, these matters could result in a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Verestar—Verestar, Inc., a subsidiary of the Company (Verestar), filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003 in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court). In June 2004, the Bankruptcy Court approved a stipulation between Verestar and the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) that permitted the Committee to file claims against the Company and/or its affiliates on behalf of Verestar. In connection therewith, in July 2005, the Committee filed a complaint in the U.S. District Court for the Southern District of New York against the Company and certain of its and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against the Company. In September 2006, the Bankruptcy Court approved the parties’ decision to mediate the Verestar bankruptcy proceedings and related litigation and stayed all aspects of the case pending the completion of mediation. In July 2007, the Company participated in mediation with the Committee, and the parties reached agreement on terms for a proposed settlement. In October 2007, the Company finalized a settlement agreement with the Committee, pursuant to which the Company agreed to pay $32.0 million and the parties agreed to a mutual release of all claims existing prior to the execution of the settlement agreement. The release of claims applies to all of the defendants, including the Company, as well as the Company’s and Verestar’s current and former officers, directors and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

advisors named in the litigation. In November 2007, following approval by the Bankruptcy Court, the settlement agreement became effective, and the litigation was dismissed. The Company expects to pay the $32.0 million settlement amount in November 2007.

Prior to September 30, 2007, the Company had not recorded certain tax benefits related to net operating losses generated from the operations of Verestar and used by the Company because the Company’s ability to realize such benefits was potentially impacted by the bankruptcy proceedings and related litigation that had yet to be resolved. In November 2007, in connection with the approval of the settlement agreement by the Bankruptcy Court and the dismissal of the litigation, the Company determined that the benefits from Verestar’s aforementioned net operating losses would more likely than not be recoverable by the Company. Accordingly, the Company expects to record additional tax benefits related to Verestar in the fourth quarter of 2007.

AT&T Transaction—SpectraSite entered into an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (AT&T), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the Securitization. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SpectraSite has the option to purchase the sites subject to the lease or sublease upon their expiration. Each of the towers is assigned into an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $333.1 million as of September 30, 2007, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by SpectraSite at the expiration of the lease or sublease, AT&T has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL Communications, Inc. (ALLTEL) to acquire communications towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase these towers at the expiration of the sublease period, which will occur between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the sublease period. The aggregate purchase option price for the subleased towers was approximately $59.2 million as of September 30, 2007. At ALLTEL’s option, at the expiration of the sublease period the purchase price will be payable in cash or with 769 shares of the Company’s Class A common stock per tower.

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of Company management, after consultation with counsel, other than the litigation related to the Company’s stock option granting practices discussed above, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading wireless and broadcast communications infrastructure company with a portfolio of over 22,500 owned communications sites. As of September 30, 2007, our portfolio includes approximately 20,000 owned tower sites in the United States and approximately 3,000 in Mexico and Brazil. In addition to our owned tower sites, we manage approximately 2,000 revenue producing rooftop and tower sites for third parties. We also operate in-building distributed antenna systems in malls and casino/hotel resorts. Our primary business is leasing antenna space on multi-tenant communications towers to wireless service providers and radio and television broadcast companies.

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

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment gross margin and segment operating profit as a means to measure operating performance in these business segments. We define segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the rental and management segment also include interest income, TV Azteca, net (see note 6 to our condensed consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), minority interest in net earnings of subsidiaries, income on equity method investments, income taxes and discontinued operations.

Results of Operations

Three Months Ended September 30, 2007 and 2006 (dollars in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2007	2006
REVENUES:
Rental and management	$358,623	$326,403	$32,220	10%
Network development services	8,962	7,064	1,898	27

Total revenues	367,585	333,467	34,118	10

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	83,936	84,601	(665)	(1)
Network development services	4,841	2,961	1,880	63
Depreciation, amortization and accretion	131,484	131,357	127	1
Selling, general, administrative and development expense (including stock-based compensation expense of $15,266 and $10,683, respectively)	49,030	42,384	6,646	16
Impairments, net (gain) loss on sale of long-lived assets, restructuring and merger related expense	(197)	157	(354)	(225)

Total operating expenses	269,094	261,460	7,634	3

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	3,584	3,584
Interest income	2,345	2,292	53	2
Interest expense	(59,919)	(54,448)	5,471	10
Loss on retirement of long-term obligations	(108)	(893)	(785)	(88)
Other income (expense)	1,341	(5,416)	6,757	125
Income tax benefit (provision)	14,483	(13,350)	27,833	208
Minority interest in net earnings of subsidiaries	(80)	(60)	20	33
Income on equity method investments	2	6	(4)	(67)
Loss from discontinued operations, net	(511)	(250)	261	104

Net income	$59,628	$3,472	$56,156

Total Revenues

Total revenues for the three months ended September 30, 2007 were $367.6 million, an increase of $34.1 million from the three months ended September 30, 2006. Approximately $32.2 million of the increase was attributable to an increase in rental and management revenue. The balance of the increase resulted from an increase in network development services revenue of $1.9 million.

Rental and Management Revenue

Rental and management revenue for the three months ended September 30, 2007 was $358.6 million, an increase of $32.2 million from the three months ended September 30, 2006. Approximately $29.4 million of the increase resulted from incremental revenue generated by communications sites that existed during the entire period between July 1, 2006 and September 30, 2007, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators, net of straight-line accounting treatment, favorable currency exchange rates and the net increase in straight-line revenue from extending the renewal dates of thousands of our tenant leases, partially offset by lease cancellations. This amount also includes a positive revenue adjustment of approximately $4.3 million related to a utility reimbursement agreement that was reached with a U.S. customer during the three months ended September 30, 2007. Approximately $2.8 million of the increase resulted from approximately 390 communications sites acquired and/or constructed subsequent to July 1, 2006. We believe that our rental and management revenue will grow as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless service providers.

Network Development Services Revenue

Network development services revenue for the three months ended September 30, 2007 was $9.0 million, an increase of $1.9 million from the three months ended September 30, 2006. This increase was primarily attributable to revenues generated by our structural analysis services, related in part to our January 2007 acquisition of a structural analysis engineering firm, which enabled us to increase our structural analysis capabilities. As we continue to focus on and grow our site leasing business, however, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2007 were $269.1 million, an increase of $7.6 million from the three months ended September 30, 2006. The increase was primarily attributable to an increase in selling, general, administrative and development expense of $6.6 million and an increase in expenses within our network development services segment of $1.9 million. These increases were offset by a decrease in expenses within our rental and management segment of $0.7 million and impairments, net loss on sale of long-lived assets, restructuring and merger related expense of $0.3 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the three months ended September 30, 2007 was $83.9 million, a decrease of $0.7 million from the three months ended September 30, 2006. The decrease was the result of an approximately $1.5 million decrease in expenses attributable to communications sites which existed during the period between July 1, 2006 and September 30, 2007, offset by a $0.8 million increase in expenses related to approximately 390 sites acquired and/or constructed subsequent to July 1, 2006. The decrease in expenses related to existing towers as of July 1, 2006 resulted primarily from a $2.9 million positive expense accrual adjustment during the three months ended September 30, 2007 related to the utility reimbursement agreement described above, offset by a $1.4 million increase, primarily related to increases in ground rent.

Rental and management segment gross margin for the three months ended September 30, 2007 was $278.3 million, an increase of $32.9 million from the three months ended September 30, 2006. The increase primarily resulted from additional rental and management revenue described above.

Rental and management segment operating profit for the three months ended September 30, 2007 was $262.4 million, an increase of $31.0 million from the three months ended September 30, 2006. This was comprised of the $32.9 million increase in rental and management segment gross margin described above, net of an increase of approximately $1.9 million in selling, general, administrative and development expenses related to the rental and management segment.

Network Development Services Expense

Network development services expense for the three months ended September 30, 2007 was $4.8 million, an increase of $1.9 million from the three months ended September 30, 2006. The increase correlates to the growth in services performed as noted above.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the three months ended September 30, 2007 was $49.0 million, an increase of $6.6 million from the three months ended September 30, 2006. The increase was primarily attributable to an increase of $4.6 million in stock-based compensation expense and increases in employee compensation expenses other than stock-based compensation expense, primarily related to administrative, information technology and business development activities. These increases were offset by a decrease in costs associated with the review of our stock option granting practices and related legal and governmental proceedings, and other related costs. See “—Stock Option Review and Related Matters” below.

Interest Expense

Interest expense for the three months ended September 30, 2007 was $59.9 million, an increase of $5.5 million from the three months ended September 30, 2006. The increase was primarily attributable to an increase in average outstanding debt of 12% offset by a decrease in average borrowing rates. The increase in average borrowings and decrease in average borrowing rates were the result of the debt financing activities described in “Liquidity and Capital Resources” below and note 3 to our condensed consolidated financial statements included herein.

Loss on Retirement of Long-Term Obligations

Loss on retirement of long-term obligations for the three months ended September 30, 2007 was $0.1 million, a decrease of $0.8 million from the three months ended September 30, 2006.

During the three months ended September 30, 2006, we repurchased approximately $15.5 million principal amount of ATI 7.25% senior subordinated notes due 2011 (“ATI 7.25% Notes”) and $23.5 million principal amount of 5.00% convertible notes due 2010 (“5.0% Notes”). As a result of these transactions, we recorded a charge of $0.9 million related to amounts paid in excess of the carrying value for the ATI 7.25% Notes and the write-off of related deferred financing fees.

Other Income (Expense)

Other income for the three months ended September 30, 2007 was $1.3 million, as compared to $5.4 million of other expense for the three months ended September 30, 2006. The change was primarily attributable to a $5.8 million decrease in the fair value of interest rate swap agreements during the three months ended September 30, 2006, as compared to a $1.0 million gain from the sale of our common stock investment in FiberTower Corporation during the three months ended September 30, 2007.

Income Tax Benefit (Provision)

The income tax benefit for the three months ended September 30, 2007 was $14.5 million, as compared to a provision of $13.4 million for the three months ended September 30, 2006. The effective tax benefit rate was 31.7% for the three months ended September 30, 2007, as compared to an effective tax provision rate of 78.0% for the three months ended September 30, 2006.

The effective tax rate on income from continuing operations for the three months ended September 30, 2007 differs from the federal statutory rate primarily due to the reversal of $41.7 million of valuation allowances on net state deferred tax assets described in note 2 to our condensed consolidated financial statements included herein, as well as foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes. The effective tax rate on income from continuing operations for the three months ended September 30, 2006 differs from the federal statutory rate due primarily to adjustments to foreign items, non-deductible losses on conversions of our 3.25% convertible notes due August 1, 2010 (“3.25% Notes”) and state taxes.

Loss From Discontinued Operations, Net

Loss from discontinued operations, net for the three months ended September 30, 2007 was $0.5 million, as compared to $0.2 million for the three months ended September 30, 2006, representing an increase of $0.3 million from the prior year period. The increase is due to an increase in legal expenses incurred in connection with the Verestar bankruptcy proceedings and related litigation described in note 7 to our condensed consolidated financial statements included herein.

Prior to September 30, 2007, we had not recorded certain tax benefits related to net operating losses generated from the operations of Verestar and used by us because our ability to realize such benefits was potentially impacted by the bankruptcy proceedings and related litigation that had yet to be resolved. In November 2007, in connection with the approval of the settlement agreement by the Bankruptcy Court and the dismissal of the litigation, we determined that the benefits from Verestar’s aforementioned net operating losses would more likely than not be recoverable by us. Accordingly, we expect to record additional tax benefits related to Verestar in the fourth quarter of 2007.

Nine Months Ended September 30, 2007 and 2006 (dollars in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2007	2006
REVENUES:
Rental and management	$1,055,427	$962,831	$92,596	10%
Network development services	23,055	16,908	6,147	36

Total revenues	1,078,482	979,739	98,743	10

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	253,607	247,270	6,337	3
Network development services	12,495	7,641	4,854	64
Depreciation, amortization and accretion	393,315	397,429	(4,114)	(1)
Selling, general, administrative and development expense (including stock-based compensation expense of $43,480 and $29,541, respectively)	139,736	115,307	24,429	21
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense	1,432	1,604	(172)	(11)

Total operating expenses	800,585	769,251	31,334	4

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	10,666	10,666
Interest income	9,186	5,021	4,165	83
Interest expense	(171,577)	(162,395)	9,182	6
Loss on retirement of long-term obligations	(33,168)	(25,967)	7,201	28
Other income	18,213	974	17,239	1,770
Income tax provision	(17,714)	(28,112)	(10,398)	(37)
Minority interest in net earnings of subsidiaries	(264)	(597)	(333)	(56)
Income on equity method investments	10	16	(6)	(38)
Loss from discontinued operations, net	(31,384)	(895)	30,849	3,407

Net income	$61,865	$9,199	$52,666

Total Revenues

Total revenues for the nine months ended September 30, 2007 were $1,078.5 million, an increase of $98.7 million from the nine months ended September 30, 2006. Approximately $92.6 million of the increase was attributable to an increase in rental and management revenue. The balance of the increase resulted from an increase in network development services revenue of $6.1 million.

Rental and Management Revenue

Rental and management revenue for the nine months ended September 30, 2007 was $1,055.4 million, an increase of $92.6 million from the nine months ended September 30, 2006. Approximately $83.3 million of the increase resulted from incremental revenue generated by communications sites that existed during the entire period between January 1, 2006 and September 30, 2007, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators, net of straight-line accounting treatment, favorable currency exchange rates, and the net increase in straight-line revenue from extending the renewal dates of thousands of our tenant leases, partially offset by lease cancellations. Approximately $9.3 million of the increase resulted from approximately 540 communications sites acquired and/or constructed subsequent to January 1, 2006. We believe that our rental and management revenue will grow as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless service providers.

Network Development Services Revenue

Network development services revenue for the nine months ended September 30, 2007 was $23.1 million, an increase of $6.1 million from the nine months ended September 30, 2006. This increase was primarily attributable to revenues generated by our structural analysis services, related in part to our to our January 2007 acquisition of a structural analysis engineering firm, which enabled us to increase our structural analysis capabilities. As we continue to focus on and grow our site leasing business, however, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2007 were $800.6 million, an increase of $31.3 million from the nine months ended September 30, 2006. The increase was attributable to an increase in selling, general, administrative and development expense of $24.4 million, an increase in expenses within our rental and management segment of $6.3 million and an increase in expenses within our network development services segment of $4.9 million. These increases were offset by a decrease in depreciation, amortization and accretion expense of $4.1 million and a decrease in impairments, net loss on sale of long-lived assets, restructuring and merger related expense of $0.2 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the nine months ended September 30, 2007 was $253.6 million, an increase of $6.3 million from the nine months ended September 30, 2006. Approximately $3.3 million of the increase was attributable to communications sites which existed during the period between January 1, 2006 and September 30, 2007, and approximately $3.0 million of the increase was related to approximately 540 sites acquired and/or constructed subsequent to January 1, 2006. The increase in expenses related to existing towers as of January 1, 2006 resulted primarily from increases in ground rent, offset by a $2.9 million positive expense accrual adjustment related to a utility reimbursement agreement that was reached with a U.S. customer during the three months ended September 30, 2007.

Rental and management segment gross margin for the nine months ended September 30, 2007 was $812.5 million, an increase of $86.3 million from the nine months ended September 30, 2006. The increase resulted from the additional rental and management revenue described above, offset by an increase in rental and management expense.

Rental and management segment operating profit for the nine months ended September 30, 2007 was $763.6 million, an increase of $83.0 million from the nine months ended September 30, 2006. This was comprised of the $86.3 million increase in rental and management segment gross margin described above, net of an increase of $3.3 million in selling, general, administrative and development expenses related to the rental and management segment.

Network Development Services Expense

Network development services expense for the nine months ended September 30, 2007 was $12.5 million, an increase of $4.9 million from the nine months ended September 30, 2006. The majority of the increase correlates to the growth in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the nine months ended September 30, 2007 was $393.3 million, a decrease of $4.1 million from the nine months ended September 30, 2006. The decrease was primarily attributable to the finalization in June 2006 of the purchase price allocation related to long-lived assets acquired in connection with the SpectraSite merger, which resulted in decreases in the fair values of certain intangible assets and changes in the estimated useful lives of certain tangible and intangible assets.

As discussed in note 1 to our condensed consolidated financial statements included herein, we are in the process of reviewing the remaining estimated useful lives of our tower assets. We now have over ten years of operating history, and we are considering whether we should modify our current estimates for asset lives based on our historical operating experience. We have retained an independent consultant to assist us in completing this review and analysis, and we expect to receive a report from the consultant in the fourth quarter of 2007. If we conclude that a revision in the estimated useful lives of our tower assets is appropriate based on the completion of the report and our review and analysis, we will account for any changes in the useful lives as a change in accounting estimate under Statement of Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections,” which will be recorded prospectively beginning in the period of change. Based on preliminary information obtained to date, we expect that our estimated asset lives may be extended which would result in prospective decreases in depreciation and amortization, and such changes could be material to future depreciation and amortization and our consolidated results of operations.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the nine months ended September 30, 2007 was $139.7 million, an increase of $24.4 million from the nine months ended September 30, 2006. The increase was primarily attributable to an increase of $13.9 million in stock-based compensation expense and an increase of $1.1 million in costs associated with the review of our stock option granting practices and related legal and governmental proceedings, and other related costs. See “—Stock Option Review and Related Matters” below. Stock-based compensation expense included $7.6 million related to the modification of certain stock option awards for two members of senior management who terminated their employment during the nine months ended September 30, 2007. The remaining net increase was primarily the result of increases in employee compensation expenses other than stock-based compensation expense, primarily related to administrative, information technology and business development activities.

Interest Income

Interest income for the nine months ended September 30, 2007 was $9.2 million, an increase of $4.2 million from the nine months ended September 30, 2006. The increase was primarily attributable to an increase in interest-earning average cash balances.

Interest Expense

Interest expense for the nine months ended September 30, 2007 was $171.6 million, an increase of $9.2 million from the nine months ended September 30, 2006. The increase was primarily attributable to an increase in average outstanding debt of 5% and an increase in average borrowing rates. The increase in average borrowings and increase in average borrowing rates were the result of the debt financing activities described in “Liquidity and Capital Resources” below and note 3 to our condensed consolidated financial statements included herein.

Loss on Retirement of Long-Term Obligations

During the nine months ended September 30, 2007, approximately $73.0 million principal amount of 3.25% Notes were converted into shares of our Class A common stock, and we repurchased pursuant to tender offers approximately $192.5 million principal amount of our 5.0% Notes and $324.8 million principal amount of ATI 7.25% Notes. We also repaid $500.0 million of borrowings under our senior unsecured revolving credit facility, as well as repaid all amounts outstanding under the two credit facilities at our principal operating subsidiaries and terminated all commitments thereunder. As a result of these transactions, we recorded a charge of $33.2 million related to amounts paid in excess of the carrying value and the write-off of related deferred financing fees.

During the nine months ended September 30, 2006, approximately $45.0 million principal amount of 3.25% Notes were converted into shares of our Class A common stock, and we repurchased approximately $52.4 million principal amount of ATI 7.25% Notes and $23.5 million principal amount of 5.0% Notes. In addition, on February 1, 2006, we redeemed $227.7 million face amount ($162.1 million accreted value, net of $7.0 million fair value discount allocated to warrants) of ATI 12.25% senior subordinated discount notes due 2008 in accordance with the indenture at 106.125% of their accreted value for an aggregate of $179.5 million. As a result of these transactions, we recorded a charge of $26.0 million related to amounts paid in excess of the carrying value and the write-off of related deferred financing fees.

Other Income

Other income for the nine months ended September 30, 2007 was $18.2 million, an increase of $17.2 million from the nine months ended September 30, 2006. The increase was primarily attributable to $10.9 million of gains recognized on the sale of our common stock investment in FiberTower Corporation and $5.8 million in gains recognized from the mark to market and subsequent settlement of interest rate swap agreements not deferred as part of the securitization transaction.

Income Tax Provision

The income tax provision for the nine months ended September 30, 2007 was $17.7 million, as compared to $28.1 million for the nine months ended September 30, 2006, representing a decrease of $10.4 million from the prior year period. The effective tax rate was 15.9% for the nine months ended September 30, 2007, as compared to 72.5% for the nine months ended September 30, 2006.

The effective tax rate on income from continuing operations for the nine months ended September 30, 2007 differs from the federal statutory rate primarily due to the reversal of $41.7 million of valuation allowances on net state deferred tax assets described in note 2 to our condensed consolidated financial statements, included herein, as well as foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes. The effective tax rate on loss from continuing operations for the nine months ended September 30, 2006 differs from the federal statutory rate due primarily to adjustments to foreign items, non-deductible losses on conversions of our 3.25% Notes and state taxes.

Loss From Discontinued Operations, Net

Loss from discontinued operations, net for the nine months ended September 30, 2007 was $31.4 million, as compared to $0.9 million for the nine months ended September 30, 2006, representing an increase of $30.9 million from the prior year period. The increase is primarily due to the settlement reached in connection with the mediation of the Verestar bankruptcy proceedings and related litigation described in note 7 to our condensed consolidated financial statements included herein. During the nine months ended September 30, 2007, we recorded the $32.0 million liability associated with the Verestar bankruptcy proceedings equal to the settlement amount. In November 2007, following approval by the Bankruptcy Court, the settlement agreement became effective, and the litigation was dismissed. We expect to pay the $32.0 million settlement amount in November 2007.

Prior to September 30, 2007, we had not recorded certain tax benefits related to net operating losses generated from the operations of Verestar and used by us because our ability to realize such benefits was potentially impacted by the bankruptcy proceedings and related litigation that had yet to be resolved. In November 2007, in connection with the approval of the settlement agreement by the Bankruptcy Court and the dismissal of the litigation, we determined that the benefits from Verestar’s aforementioned net operating losses would more likely than not be recoverable by us. Accordingly, we expect to record additional tax benefits related to Verestar in the fourth quarter of 2007.

Stock Option Review and Related Matters

During the year ended December 31, 2006, we conducted a review of our historic stock option granting practices and related accounting as described in our Annual Report on Form 10-K for the year ended December 31, 2006. As a result of this review, we restated our historical financial statements to, among other things, record charges for stock-based compensation expense related to certain option grants and to account for the tax-related consequences. During 2006, we received a letter of informal inquiry from the Securities and Exchange Commission (the “SEC”), a subpoena from the office of the United States Attorney for the Eastern District of New York and an information document request from the IRS, each requesting documents and information related to our stock option granting practices. In August 2007, we also received a request for information from the Department of Labor with respect to our retirement savings plan, including documents related to our stock option grants and our historic stock option administrative practices. In addition, we and certain of our current and former officers and directors are defendants in lawsuits related to our stock option granting practices, as discussed below in “Legal Proceedings.” In connection with the review of our stock option granting practices, the restatement of our historical financial statements and the related legal and governmental proceedings, we have incurred significant legal, accounting and auditing expenses, and we expect legal expenditures will continue to be incurred in the future.

Liquidity and Capital Resources

The information in this section updates as of September 30, 2007 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2006 and should be read in conjunction with that report.

As of September 30, 2007, we had total outstanding indebtedness of approximately $4.0 billion. During the nine months ended September 30, 2007 and the year ended December 31, 2006, we generated sufficient cash flows from operations to fund our capital expenditures and cash interest obligations. We believe our cash generated by operations for the year ended December 31, 2007 also will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for the next 12 months.

The following table summarizes our borrowings under our revolving credit facility, and the principal balance outstanding under our notes and the certificates issued in our securitization transaction (in thousands):

Indebtedness	Principal Balance Outstanding*	Maturity Date
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	April 15, 2014	**
Revolving credit facility	550,000	June 8, 2012
7.25% senior subordinated notes	288	December 1, 2011
7.50% senior notes	225,000	May 1, 2012
7.125% senior notes	500,000	October 15, 2012
7.00% senior notes	500,000	October 15, 2017
5.0% convertible notes	59,683	February 15, 2010
3.25% convertible notes	18,333	August 1, 2010
3.00% convertible notes	344,980	August 15, 2012
2.25% convertible notes	45	October 15, 2009

Total	$3,948,329

*	Reflects the principal balance outstanding as of September 30, 2007, as adjusted for (a) our issuance of $500.0 million aggregate principal amount of 7.00% Notes on October 1, 2007 and the use of net proceeds, together with cash on hand, to repay all of the outstanding indebtedness incurred under our $500.0 million Term Loan and (b) the conversion of approximately $16.5 million principal amount of 3.25% Notes in October 2007 by a holder thereof into 1.3 million shares of our Class A common stock, each as described in further detail below under “—Refinancing Activities and Repurchases of Debt.”
**	Anticipated repayment date; final legal maturity date is April 2037.

Uses of Cash

Stock Repurchase Program.    During the nine months ended September 30, 2007, we repurchased an aggregate of approximately 31.0 million shares of our Class A common stock for an aggregate of $1.2 billion pursuant to our publicly announced stock repurchase programs.

In February 2007, we completed our $750.0 million stock repurchase program, originally announced in November 2005. Pursuant to this repurchase program, we repurchased 8.8 million shares of our Class A common stock for an aggregate of $351.0 million during the nine months ended September 30, 2007.

In February 2007, our Board of Directors approved a new stock repurchase program pursuant to which we intend to repurchase up to $1.5 billion of our Class A common stock through February 2008. We expect to utilize cash on hand, cash from operations, borrowings under our revolving credit facility and borrowings from potential future financings to fund the repurchase program. Pursuant to this repurchase program, we repurchased 22.2 million shares of our Class A common stock for an aggregate of $898.7 million during the nine months ended September 30, 2007. Between October 1, 2007 and October 25, 2007, we repurchased an additional 2.9 million shares of our Class A common stock for an aggregate of $124.7 million. As of October 25, 2007, we had repurchased a total of 25.1 million shares of our Class A common stock for an aggregate of $1.0 billion pursuant to this stock repurchase program.

For more information regarding our stock repurchase programs, please see “Unregistered Sales of Equity Securities and Use of Proceeds” below, note 3 to our condensed consolidated financial statements herein, and notes 14 and 19 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Tower Improvements, Tower Construction and In-Building System Installation, and Tower and Land Acquisition.    During the nine months ended September 30, 2007, payments for purchases of property and equipment and construction activities totaled $107.0 million. In addition, during the nine months ended September 30, 2007, we spent $13.6 million to acquire 111 towers and $7.1 million to acquire a structural analysis engineering firm. We plan to continue to allocate our available capital among investment alternatives that meet our return criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our investment criteria. We anticipate that we will construct approximately 165 new sites, including in-building systems, in 2007. We expect that our 2007 total capital expenditures will be between approximately $145.0 million and $150.0 million, including approximately $40.0 million for land purchases. In addition, we anticipate that we will construct approximately 250 to 350 new sites, including in-building systems, in 2008, and we expect that our 2008 total capital expenditures will be between approximately $155.0 million and $185.0 million.

Refinancing and Repurchases of Debt.    In order to extend the maturity dates of our indebtedness, lower our cost of debt and improve our financial flexibility, we use our available liquidity to refinance and repurchase our outstanding indebtedness. During the nine months ended September 30, 2007, we paid approximately $545.3 million in cash in connection with the repurchase of $517.3 million and conversion of approximately $73.0 million face amount of our outstanding debt securities using cash on hand and borrowings under our credit facilities and with respect to conversions of convertible notes, shares of our Class A common stock. During the nine months ended September 30, 2007, we also implemented a new senior unsecured revolving credit facility of American Tower Corporation (the “Revolving Credit Facility”) and a new senior unsecured term loan credit facility (the “Term Loan”), and we repaid all amounts outstanding under and terminated the credit facilities at our principal operating subsidiaries. In October 2007, we repaid and terminated the Term Loan. For more information about our financing activities, see “—Refinancing Activities and Repurchases of Debt” below.

Contractual Obligations.    Our contractual obligations relate primarily to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”) issued in the securitization transaction, borrowings under our Revolving Credit Facility and our outstanding notes. We included a table of our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, we refinanced and repurchased a portion of our outstanding debt, as discussed below under “—Refinancing Activities and Repurchases of Debt.”

A description of our contractual debt obligations is included in Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” as well as in note 3 to our condensed consolidated financial statements. As discussed in note 2 to the condensed consolidated financial statements, we adopted FIN 48 during the nine months ended September 30, 2007 which resulted in the classification of uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $35.4 million as other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2007. We also classified approximately $39.0 million of accrued income tax-related interest and penalties as other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2007.

Verestar.    As discussed below under “Legal Proceedings,” in July 2007, we participated in mediation with respect to the Verestar bankruptcy proceedings and related litigation, and the parties reached agreement on terms for a proposed settlement. In October 2007, we finalized a settlement agreement with the creditors committee, pursuant to which we agreed to pay $32.0 million and the parties agreed to a mutual release of all claims existing prior to the execution of the settlement agreement. In November 2007, following approval by the Bankruptcy Court, the settlement agreement became effective, and the litigation was dismissed. We expect to pay the $32.0 million settlement amount in November 2007.

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

Total Liquidity at September 30, 2007.    As of September 30, 2007, we had approximately $769.0 million of total liquidity, comprised of approximately $82.7 million in cash and cash equivalents and the ability to borrow approximately $686.3 million under our Revolving Credit Facility.

Cash Generated by Operations.    For the nine months ended September 30, 2007, our cash provided by operating activities was $563.8 million, compared to $475.2 million for the same period in 2006. Cash provided by operating activities for the nine months ended September 30, 2007 includes approximately $80.0 million received in connection with our federal income tax refund and includes a reduction of approximately $35.0 million of net cash receipts related to towers included in the securitization transaction, which are classified as restricted cash until all necessary payments and reserves are satisfied and the balance is disbursed to us on a monthly basis. Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2007 in excess of their cash needs for operations and expenditures for tower construction, improvements and acquisitions. (See “—Results of Operations” above.) We expect to use the excess cash generated by operations principally to service our debt and to fund capital expenditures and repurchases of our Class A common stock.

Revolving Credit Facility.    On June 8, 2007, we refinanced our existing $1.6 billion senior secured credit facilities at the American Tower operating company (“AMT OpCo”) level with the new $1.25 billion Revolving Credit Facility. We borrowed $1.0 billion under the Revolving Credit Facility and together with cash on hand, used the funds to repay all amounts outstanding under the existing AMT OpCo credit facilities plus accrued interest thereon and other costs and expenses related thereto. During the three months ended September 30, 2007, we drew down and repaid amounts under the Revolving Credit Facility in the ordinary course, and also repaid $450.0 million of borrowings under the Revolving Credit Facility using net proceeds from our Term Loan, as discussed below. As of September 30, 2007, we had the ability to borrow approximately $686.3 million under our Revolving Credit Facility. As of October 25, 2007, we had drawn down an additional $125.0 million under the Revolving Credit Facility, and accordingly, we had the ability to borrow approximately $561.3 million under our Revolving Credit Facility.

The Revolving Credit Facility has a term of five years and matures on June 8, 2012. All principal and interest will be due and payable in full at maturity. The Revolving Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. The Revolving Credit Facility allows us to use borrowings for working capital needs and other general corporate purposes of us and our subsidiaries (including, without limitation, to refinance or repurchase other indebtedness and, provided certain conditions are met, to repurchase our equity securities, in each case without additional lender approval).

The Revolving Credit Facility contains certain financial ratios and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which we must comply. Any failure to comply with the financial ratios and operating covenants of the Revolving Credit Facility would not only prevent us from being able to borrow additional funds, but would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

For more information regarding our Revolving Credit Facility, please see note 3 to our condensed consolidated financial statements herein.

Term Loan Credit Facility.    On August 30, 2007, we entered into a new $500.0 million Term Loan. In connection with that transaction, we received $498.5 million of net proceeds from the Term Loan, which were used to repay $450.0 million of borrowings under the Revolving Credit Facility and the remainder for general corporate purposes. As of September 30, 2007, the Term Loan was fully drawn. Prior to its termination, the Term Loan had a term of five years, with a maturity date of August 30, 2012, and had terms substantially consistent with the Revolving Credit Facility, except that the Term Loan required mandatory prepayment, subject to certain limited exceptions, with the net proceeds from any future issuances, offerings or placements of debt obligations or equity securities by us, or by any of our subsidiaries (other than unrestricted subsidiaries), to unaffiliated third parties. On October 1, 2007, we completed an institutional private placement of $500.0 million aggregate principal amount of our 7.00% senior unsecured notes due 2017 (“7.00% Notes”), as discussed below, and used the net proceeds, together with cash on hand, to repay all of the outstanding indebtedness incurred under the Term Loan. We terminated the Term Loan upon repayment.

For more information regarding our Term Loan, please see note 3 to our condensed consolidated financial statements herein.

Previous Credit Facilities.    During the nine months ended September 30, 2007, we also maintained two credit facilities at our principal operating subsidiaries, the SpectraSite credit facilities and the AMT OpCo credit facilities (together, the “Previous Credit Facilities”). We repaid and terminated the SpectraSite credit facilities and the AMT OpCo credit facilities in May and June 2007, respectively.

For more information regarding our Previous Credit Facilities, please see note 3 to our condensed consolidated financial statements herein and note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Proceeds from the Sale of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our stock option and stock purchase plans and upon exercise of warrants to purchase our equity securities. For the nine months ended September 30, 2007, we received an aggregate of $110.4 million in proceeds from exercises of options to purchase shares of our Class A common stock pursuant to our stock option plans and sales of shares pursuant to our employee stock purchase plan.

Refinancing Activities and Repurchases of Debt

Securitization.    During the nine months ended September 30, 2007, we completed a securitization transaction (the “Securitization”) involving assets related to 5,295 broadcast and wireless communications towers (the “Towers”) owned by two of our special purpose subsidiaries, through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”).

The Certificates were issued by American Tower Trust I (the “Trust”), a trust established by American Tower Depositor Sub, LLC (the “Depositor”), one of our indirect wholly owned special purpose subsidiaries. The assets of the Trust consist of a recourse loan (the “Loan”) initially made by the Depositor to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (the “Borrowers”), pursuant to a Loan and Security Agreement among the foregoing parties dated as of May 4, 2007 (the “Loan Agreement”). The Borrowers are special purpose entities formed solely for the purpose of holding the Towers subject to the Securitization.

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

Class	Initial Class Principal Balance	Interest Rate	Rating (Moody’s/Fitch/S&P)
Class A-FX	$872,000,000	5.4197%	Aaa/AAA/AAA
Class A-FL	$150,000,000	LIBOR +0.1900(a)	Aaa/AAA/AAA
Class B	$215,000,000	5.5370%	Aa2/AA/AA
Class C	$110,000,000	5.6151%	A2/A/A
Class D	$275,000,000	5.9568%	Baa2/BBB/BBB
Class E	$55,000,000	6.2493%	Baa3/BBB-/BBB-
Class F	$73,000,000	6.6388%	Baa3/BBB-/BB+

(a)	The Class A-FL Certificates bear interest at a floating rate based on LIBOR, but interest on the related component of the Loan is computed at a fixed rate equal to the interest rate on the Class A-FX Certificates. Holders of the Class A-FL Certificates have the benefit of an interest rate swap agreement between the Trust and Morgan Stanley Capital Services Inc. Neither we nor the Borrowers have any obligations or liability with respect to this interest rate swap agreement.

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

The Loan will be paid by the Borrowers solely from the cash flows generated by the Towers. These funds in turn will be used by or on behalf of the Trust to service the payment of interest on the Certificates and for any other payments required by the Loan Agreement. The Borrowers are required to make monthly payments of interest on the Loan. Subject to certain limited exceptions, no payments of principal will be required to be made prior to the anticipated repayment date for the Loan in April 2014. On a monthly basis, after payment of all required amounts under the Loan Agreement and subject to certain exceptions, the excess cash flows generated from the operation of the Towers are released to the Borrowers, which can then be distributed to, and used by, us.

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

The Loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the Towers and their operating cash flows, (2) a security interest in substantially all of the Borrowers’ personal property and fixtures and (3) the Borrowers’ rights under the Management Agreement dated as of May 4, 2007 with SpectraSite, as manager. American Tower Holding Sub, LLC, whose only material assets are its equity interests in each of the Borrowers, and American Tower Guarantor Sub, LLC, whose only material asset is its equity interest in American Tower Holding Sub, LLC, each have guaranteed repayment of the Loan and pledged their equity interests in their respective subsidiary or subsidiaries as security for such payment obligations. American Tower Guarantor Sub, LLC, American Tower Holding Sub, LLC, the Depositor and the Borrowers each were formed as special purpose entities solely for purposes of the Securitization, and the assets and credit of these entities are not available to satisfy the debts and other obligations of us or any other person, except as set forth in the Loan Agreement.

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

A failure to comply with the covenants in the Loan Agreement could prevent the Borrowers from taking certain actions with respect to the Towers, and could prevent the Borrowers from distributing any excess cash from the operation of the Towers to us. If the Borrowers were to default on the Loan, the Bank of New York could seek to foreclose upon or otherwise convert the ownership of the Towers, in which case we could lose the Towers and the revenue associated with the Towers.

Under the Loan Agreement, the Borrowers are required to maintain reserve accounts, including for debt service payments, ground rents, real estate and personal property taxes, insurance premiums and management fees, and to reserve a portion of advance rents from tenants on the Towers. Based on the terms of the Loan Agreement, all rental cash receipts received each month are restricted and held by the Trustee. The $41.2 million held in the reserve accounts as of September 30, 2007 is classified as restricted cash on the accompanying condensed consolidated balance sheet.

For more information regarding the Securitization, please see note 3 to our condensed consolidated financial statements herein.

7.00% Senior Notes.    On October 1, 2007, we completed an institutional private placement of $500.0 million aggregate principal amount of our 7.00% Notes. The net proceeds from the offering were approximately $493.5 million, which we used, together with cash on hand, to repay all of the outstanding indebtedness incurred under our $500.0 million Term Loan. We terminated the Term Loan upon repayment.

The 7.00% Notes mature on October 15, 2017, and interest is payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2008, to the persons in whose names the notes are registered at the close of business on the preceding April 1 and October 1, respectively. We may redeem the 7.00% Notes at any time. The redemption price on the 7.00% Notes is 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes will accrue from the date of issuance and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

If we undergo a change of control and ratings decline, each as defined in the indenture for the 7.00% Notes, we may be required to repurchase all of the 7.00% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, and additional interest, if any, to but not including the date of repurchase. The 7.00% Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries. The indenture contains certain covenants that restrict our ability to incur more subsidiary debt or permit subsidiaries to provide guarantees; create liens; and merge, consolidate or sell assets. These covenants are subject to a number of exceptions, including that we and our subsidiaries may incur certain indebtedness or liens securing indebtedness, if the aggregate amount of such indebtedness and such liens shall not exceed 3.5x Adjusted EBITDA as defined in the indenture.

For more information regarding the 7.00% Notes, please see note 3 to our condensed consolidated financial statements herein.

3.25% Convertible Notes.    During the nine months ended September 30, 2007, we issued an aggregate of 5,974,928 shares of Class A common stock upon conversion of approximately $73.0 million principal amount of 3.25% Notes. Pursuant to the terms of the indenture, the holders of the 3.25% Notes received 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversion, we paid such holders an aggregate of approximately $3.2 million, calculated based on the accrued and unpaid interest on the notes as of the date of conversion and the discounted value of the future interest payments on the notes. As of September 30, 2007, $34.8 million principal amount of 3.25% Notes remained outstanding. Subsequent to September 30, 2007, a holder of $16.5 million principal amount of 3.25% Notes converted its notes. In connection with this conversion, we issued 1,349,832 shares of Class A common stock, and we paid the holder an aggregate of approximately $0.5 million, calculated based on the accrued and unpaid interest on the notes as of the date of conversion and the discounted value of the future interest payments on the notes. As of October 25, 2007, $18.3 million principal amount of 3.25% Notes remained outstanding.

5.0% Convertible Notes.    During the nine months ended September 30, 2007, we conducted a cash tender offer for all of our outstanding 5.0% Notes. The tender offer was intended to satisfy the rights granted to each noteholder under the indenture for the 5.0% Notes to require us to repurchase on February 20, 2007 all or any part of such holder’s 5.0% Notes at a price equal to the issue price plus accrued and unpaid interest, if any, up to but excluding February 20, 2007. Under the terms of the 5.0% Notes, we had the option to pay for the 5.0% Notes with cash, Class A common stock, or a combination of cash and stock. We elected to pay for the 5.0% Notes solely with cash. Pursuant to the tender offer, we repurchased an aggregate of $192.5 million principal amount of 5.0% Notes for an aggregate of $192.6 million. Upon completion of this tender offer and as of September 30, 2007, $59.7 million principal amount of our 5.0% Notes remained outstanding.

ATI 7.25% Notes Tender Offer and Consent Solicitation.    During the nine months ended September 30, 2007, we conducted a cash tender offer and consent solicitation with respect to our outstanding ATI 7.25% Notes. We received tenders and consents of approximately 99.9% or $324.8 million of the $325.1 million principal amount of ATI 7.25% Notes outstanding, and elected to accept for payment all ATI 7.25% Notes that had been properly tendered and not withdrawn, together with the related consents. Accordingly, we paid $349.5 million, including approximately $10.2 million in accrued and unpaid interest, to holders of ATI 7.25% Notes using net proceeds from the Securitization discussed above. In connection with the tender offer and consent solicitation, we entered into a supplemental indenture effecting certain amendments to the indenture for the notes to eliminate most of the restrictive covenants and certain events of default and to eliminate or modify related provisions. As of September 30, 2007, $0.3 million principal amount of ATI 7.25% Notes remained outstanding.

Termination of Interest Rate Swap Agreements.    During the nine months ended September 30, 2007, we received cash of approximately $12.1 million upon net settlement of all of our assets and liabilities under our interest rate swap agreements. We received $3.1 million upon settlement of the assets and liabilities under ten forward starting interest rate swap agreements with an aggregate notional amount of $1.4 billion, which were designated as cash flow hedges to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the debt issued with the Securitization in May 2007. We also received $17.0 million in cash upon settlement of the assets and liabilities under 13 additional interest rate swap agreements with an aggregate notional amount of $850.0 million that managed exposure to variability of interest rates under the Previous Credit Facilities. We paid $8.0 million in cash upon settlement of an interest rate swap agreement with an aggregate notional amount of $250.0 million entered into in anticipation of the issuance of fixed rate debt. We terminated the swap agreement in the quarter ended September 30, 2007 in connection with the pricing of our 7.00% Notes.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended September 30, 2007. Of the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2006, we no longer consider the purchase price allocation as a critical accounting policy or estimate, as the SpectraSite purchase price allocation was finalized in June 2006. As discussed below, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”) as of January 1, 2007, which requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Accordingly, we have added additional considerations related to FIN 48 and our state deferred tax valuation allowances to our critical accounting policy related to income taxes, as noted in the following paragraphs. Except for the deletion of the purchase price allocation, adoption of FIN 48 and changes in our deferred state tax valuation allowances during the nine months ended September 30, 2007, we have not made any changes to the policies in place at December 31, 2006.

Income Taxes.    FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effect of applying this interpretation was recorded as an increase of $25.8 million to accumulated deficit, an increase of $9.2 million to prepaid and other current assets and an increase of $17.1 million to long-term deferred tax assets, with a corresponding increase in other long-term liabilities of $52.1 million in the condensed consolidated balance sheet as of January 1, 2007.

SFAS No. 109 “Accounting For Income Taxes,” requires that companies record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” We periodically review our deferred tax assets, and we record a valuation allowance to reduce our net deferred tax asset to the amount that management believes is more likely than not to be realized. In the quarter ended September 30, 2007, we completed an analysis of the valuation allowances on our state deferred tax assets. We undertook this analysis as a result of several factors, including the fact that we had experienced several successive quarters of net income, we had restructured certain of our legal entities (primarily related to our securitization transaction), and we had completed a number of capital raising and debt refinancing transactions during the nine months ended September 30, 2007. We had previously recorded a full valuation allowance on our net state deferred tax assets as we considered that it was more likely than not that the deferred tax assets would not be realized. However, upon completion of our analysis during the quarter ended September 30, 2007, we concluded that it was more likely than not that a portion of these net state deferred tax assets would be realized. As a result, we recognized approximately $41.7 million of additional state deferred tax assets (net of a federal tax provision), which were recorded as an income tax benefit and a corresponding increase in long-term deferred income taxes in the accompanying condensed consolidated financial statements for the three months ended September 30, 2007. We will continue to assess the realization of our deferred tax assets and liabilities on an ongoing basis.

In addition, prior to September 30, 2007, we had not recorded certain tax benefits related to net operating losses generated from the operations of Verestar and used by us because our ability to realize such benefits was potentially impacted by the bankruptcy proceedings and related litigation that had yet to be resolved. In November 2007, in connection with the approval of the settlement agreement by the Bankruptcy Court and the dismissal of the litigation, we determined that the benefits from Verestar’s aforementioned net operating losses would more likely than not be recoverable by us. Accordingly, we expect to record additional tax benefits related to Verestar in the fourth quarter of 2007.

Depending on the final approved bankruptcy plan of liquidation or reorganization for Verestar, we may also be entitled to a worthless stock or bad debt deduction for our investment in Verestar. Prior to commencement of the bankruptcy proceedings, we had advanced over $522.0 million to fund Verestar’s operations. We will record any income tax benefit for these potential deductions when the plan of liquidation or reorganization is finalized and approved by the Bankruptcy Court.

Estimated Useful Lives of Assets.    As described in note 1 to our condensed consolidated financial statements included herein, we are in the process of reviewing the remaining estimated useful lives of our tower assets. We now have over ten years of operating history, and we are considering whether we should modify our current estimates for asset lives based on our historical operating experience. We have retained an independent consultant to assist us in completing this review and analysis, and we expect to receive a report from the consultant in the fourth quarter of 2007. We currently depreciate towers on leased land on a straight-line basis over the shorter of the term of the underlying ground lease (including renewal options) or the estimated useful life of the tower, which we have historically estimated to be 15 years. Additionally, certain of our intangible assets are amortized on a similar basis as our tower assets, as the estimated useful lives of such intangibles correlate to the useful life of the towers. If we conclude a revision in the estimated useful lives of our tower assets is appropriate based on the completion of the report and our review and analysis, we will account for any changes in the useful lives as a change in accounting estimate under SFAS No. 154 “Accounting Changes and Error Corrections,” which will be recorded prospectively beginning in the period of change. Based on preliminary information obtained to date, we expect that our estimated asset lives may be extended which would result in prospective decreases in depreciation and amortization, and such changes could be material to future depreciation and amortization and our consolidated results of operations.

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

The indentures governing the Notes contain restrictive covenants with which we and certain subsidiaries must comply. These include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions and make certain investments. Any failure to comply with these covenants would constitute a default, which could result in the acceleration of the principal amount and accrued and unpaid interest on all the outstanding Notes. In order for the holders of the Notes to assess our compliance with certain of these covenants, the indentures require us to disclose in the periodic reports we file with the SEC our Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow (each as defined in the indentures). Under the indentures, our ability to make certain types of restricted payments is limited by the amount of Adjusted Consolidated Cash Flow that we generate, which is determined based on our Tower Cash Flow and Non-Tower Cash Flow. In addition, the indentures for the Notes restrict us from incurring additional debt or issuing certain types of preferred stock if on a pro forma basis the issuance of such debt and preferred stock would cause our consolidated debt to be greater than 7.5 times our Adjusted Consolidated Cash Flow. As of September 30, 2007, the ratio of our consolidated debt to Adjusted Consolidated Cash Flow was approximately 3.4. For more information about the restrictions under our notes indentures, see note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

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

The following table presents Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the applicable notes (in thousands):

Tower Cash Flow, for the three months ended September 30, 2007	$170,249

Consolidated Cash Flow, for the twelve months ended September 30, 2007	$649,438
Less: Tower Cash Flow, for the twelve months ended September 30, 2007	(662,787)
Plus: four times Tower Cash Flow, for the three months ended September 30, 2007	680,996

Adjusted Consolidated Cash Flow, for the twelve months ended September 30, 2007	$667,647

Non-tower Cash Flow, for the twelve months ended September 30, 2007	$(46,122)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate swaps and caps. During the nine months ended September 30, 2007, all derivative financial instruments were used for purposes other than trading, and as of September 30, 2007, all swaps and caps had been terminated. During the nine months ended September 30, 2007, we repurchased or converted $590.3 million face amount of notes for $545.3 million in cash, including the conversion of $73.0 million principal amount of 3.25% Notes and the repurchase of $192.5 million principal amount of 5.0% Notes and $324.8 million principal amount of ATI 7.25% Notes. We also repaid and terminated the SpectraSite credit facilities and the AMT OpCo credit facilities in May 2007 and June 2007, respectively. In June 2007, we refinanced our existing $1.6 billion senior secured credit facilities at the AMT OpCo level with the new $1.25 billion Revolving Credit Facility. In August 2007, we entered into a new $500.0 million Term Loan. As of September 30, 2007, $550.0 million was outstanding under the Revolving Credit Facility and $500.0 million was outstanding under the Term Loan. We repaid and terminated the Term Loan in October 2007.

The following table provides information as of September 30, 2007 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

Twelve month period ended September 30, 2007

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$1,770	$1,226	$60,492	$48,391	$225,306	$2,637,633	$2,974,818	$3,416,954
Average Interest Rate(a)	8.61%	8.09%	5.03%	4.09%	7.50%	5.61%
Variable Rate Debt(a)					$1,050,000		$1,050,000	$1,043,500
Average Interest Rate(a)

(a)	As of September 30, 2007, variable rate debt consists of our Revolving Credit Facility ($550.0 million drawn) included above based on the June 8, 2012 maturity date and our Term Loan ($500.0 million) included above based on the August 30, 2012 maturity date. As of September 30, 2007, fixed rate debt consists of: the Certificates ($1.75 billion); 2.25% convertible notes due 2009 ($0.1 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of September 30, 2007 is $502.5 million); the 5.0% Notes ($59.7 million); the 3.25% Notes ($34.8 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($0.3 million); the 3.00% convertible notes due August 15, 2012 ($345.0 million principal amount due at maturity; the balance as of September 30, 2007 is $344.5 million accreted value) and other debt of $60.0 million. Interest on our credit facilities is payable in accordance with the applicable London Interbank Offering Rate (“LIBOR”) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at September 30, 2007 for our credit facilities was 6.26%. For the nine months ended September 30, 2007, the weighted average interest rate under our credit facilities was 6.22%

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt, which, as of September 30, 2007, was comprised of $550.0 million under our Revolving Credit Facility and $500.0 under our Term Loan. A 10% increase, or approximately 63 basis points, in current interest rates would have caused an additional pre-tax charge to our net income and an increase in our cash outflows of $4.9 million for the nine months ended September 30, 2007.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our foreign operations, including our rental and management segment divisions in Mexico and Brazil. For the three and nine months ended September 30, 2007, the remeasurement gain from these operations approximated $0.4 and $1.3 million, respectively, and for the three and nine months ended September 30, 2006, approximated $0.2 million and $0.6 million, respectively.

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

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to a securities class action and shareholder derivative lawsuits relating to our stock option granting practices and related accounting, as further described in our Annual Report on Form 10-K for the year ended December 31, 2006. In May 2007, we and individual defendants filed a motion to dismiss the securities class action filed in May 2006 against the Company and certain current and former officers and directors in the U.S. District Court for the District of Massachusetts. In July 2007, the plaintiff filed a brief opposing that motion, and we and individual defendants responded by filing a reply brief. In addition, in July 2007, we moved to dismiss the separate consolidated shareholder derivative lawsuits filed in 2006 against the Company and certain current and former officers and directors in Suffolk County Superior Court in Massachusetts and in the U.S. District Court for the District of Massachusetts. We moved to dismiss the federal and state derivative actions based on the plaintiffs’ failure to make demand of our Board of Directors prior to filing these actions. In addition, we moved to dismiss or stay the derivative lawsuits based on conclusions reached by the special litigation committee of our Board of Directors with respect to the claims asserted in the shareholder derivative lawsuits. The special litigation committee, comprised of independent directors, was formed in May 2006 to conduct, with the assistance of independent outside counsel, a review of our historical stock option granting practices and to determine whether pursuing the derivative claims asserted in those lawsuits is, after considering all relevant factors, in the best interests of the Company and its stockholders. The special litigation committee concluded that in order to avoid duplicative litigation, among other relevant factors, the consolidated federal derivative actions should be dismissed. The special litigation committee also concluded that all claims against our current officers and directors should be dismissed as being without merit, and that, with respect to the claims against our former directors and officers, either such claims should be dismissed as being without merit or, in certain cases, that there was some evidence to indicate that state law claims may be pursuable, but as a result of our remediation plan, among other factors, the extent of the likely recoverable damages was relatively modest. In October 2007, the state court dismissed the state derivative action, without leave to amend, due to the plaintiffs’ failure to make a demand upon our Board of Directors. There is no assurance that the federal court will reach the same conclusions and dismiss the federal derivative action or that it will accept the determinations made by the special litigation committee.

As previously reported, our wholly owned subsidiary, Verestar, Inc. (“Verestar”), filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003 in the U.S. Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). In June 2004, the Bankruptcy Court approved a stipulation between Verestar and the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the “Committee”) that permitted the Committee to file claims against us and/or our affiliates on behalf of Verestar. In connection therewith, in July 2005, the Committee filed a complaint in the U.S. District Court for the Southern District of New York against us and certain of our and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against us. In September 2006, the Bankruptcy Court approved the parties’ decision to mediate the Verestar bankruptcy proceedings and related litigation and stayed all aspects of the case pending the completion of mediation. In July 2007, we participated in mediation with the Committee, and the parties reached agreement on terms for a proposed settlement. In October 2007, we finalized a settlement agreement with the Committee, pursuant to which we agreed to pay $32.0 million and the parties agreed to a mutual release of all claims existing prior to the execution of the settlement agreement. The release of claims applies to all of the defendants, including us, as well as our and Verestar’s current and former officers, directors and advisors named in the litigation. In November 2007, following approval by the Bankruptcy Court, the settlement agreement became effective, and the litigation was dismissed. We expect to pay the $32.0 million settlement amount in November 2007.

In August 2007, we received a request for information from the Department of Labor with respect to our retirement savings plan, including documents related to our stock option grants and our historic stock option administrative practices, in particular materials related to certain stock options granted between 2005 and 2007.

We periodically become involved in various claims and lawsuits that are incidental to our business. In our Annual Report on Form 10-K for the year ended December 31, 2006, we reported our material legal proceedings. Since the filing of our Annual Report, other than the litigation discussed above, there have been no material developments with respect to any material legal proceedings to which we are a party. In the opinion of management, after consultation with counsel, other than the litigation related to our stock option granting practices discussed above and in note 7 to our condensed consolidated financial statements included herein, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

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

Significant consolidation among our wireless service provider customers may result in reduced capital expenditures in the aggregate because the existing networks of many wireless carriers overlap, as do their expansion plans. For example, as a result of the mergers between Cingular Wireless and AT&T Wireless and between Sprint PCS and Nextel, AT&T (formerly Cingular Wireless) has rationalized a portion of its combined network, and Sprint Nextel is exploring ways to reduce costs associated with the operation of its technologically separate, wireless networks in the United States. In addition, in the first half of 2007, Iusacell Celular and Unefon completed their merger, pursuant to which they will combine their wireless networks in Mexico. Certain parts of their merged networks may be deemed to be duplicative and these customers may attempt to eliminate these duplications. Our future results may be negatively impacted if a significant number of these contracts are terminated, and our ongoing contractual revenues would be reduced as a result. Similar consequences might occur if wireless service providers engage in extensive sharing, roaming or resale arrangements as an alternative to leasing our antenna space.

Substantial leverage and debt service obligations may adversely affect us.

We have a substantial amount of indebtedness. As of September 30, 2007, we had approximately $4.0 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

Restrictive covenants in our Revolving Credit Facility, the indentures governing our debt securities, and the loan agreement relating to our Securitization could adversely affect our business by limiting flexibility.

Our Revolving Credit Facility and the indentures governing the terms of our debt securities contain restrictive covenants. Our Revolving Credit Facility also contains requirements to comply with certain leverage and other financial covenants, which are described in note 3 to our condensed consolidated financial statements herein. These covenants and requirements limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness and engaging in various types of transactions, including mergers, acquisitions and sales of assets. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities.

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

We could suffer adverse tax and other financial consequences if taxing authorities do not agree with our tax positions, or we are unable to utilize our net operating losses.

As a result of our ability to carry forward U.S. federal and state net operating losses (“NOL’s”), the applicable tax years remain open to examination until three years after the applicable loss carry forwards have been used or expired. We are currently subject to a number of tax examinations by taxing authorities in the U.S, Mexico and Brazil for several different tax years. We also have significant deferred tax assets related to these NOL’s in U.S. federal and state taxing jurisdictions and in Mexico. We expect that we will continue to be subject to tax examinations in the future. At December 31, 2006, we had federal and state NOL’s available to reduce future taxable income of approximately $2.1 billion and $2.5 billion, respectively. These NOL’s include significant portions acquired through acquisitions as well as generated through our historic business operations. In addition, we have disposed of some entities and restructured other entities in conjunction with financing transactions and other business activities. We apply the principles contained in FASB Interpretation No. 48 (FIN 48) and recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. We believe our judgments in this area are reasonable and correct, but there is no guarantee that we will be successful if challenged by a tax authority. If there are tax benefits that we have recognized under FIN 48 that are challenged successfully by a taxing authority, we may be required to pay additional taxes or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse affect on our results of operations or financial condition.

In addition, we may be limited in our ability to utilize our NOL’s to offset future taxable income and thereby reduce our income taxes otherwise payable. Our ability is dependent upon us having sufficient future earnings to utilize our NOL’s before they expire. We have established a valuation allowance against the future tax benefit for a portion of our NOL’s, and we could be required to record an additional valuation allowance against our foreign or U.S federal and state deferred tax assets if market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize our NOL’s. Our NOL’s are also subject to review and potential disallowance upon audit by the taxing authorities of the jurisdictions where the NOL’s were incurred, and future changes in tax laws or interpretations of such tax laws could limit materially our ability to utilize our NOL’s. If we are unable to use our NOL’s or use of our NOL’s is limited, we may have to make significant payments or otherwise record charges or reduce our deferred tax assets, which could adversely affect our results of operations or financial condition.

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

Our business operations in Mexico and Brazil, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. For the year ended December 31, 2006 and the nine months ended September 30, 2007, approximately 13% of our consolidated revenues in each period were generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

A substantial portion of our revenue is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. For the nine months ended September 30, 2007:

•	Five customers accounted for approximately 64% of our revenues;

•	AT&T (formerly Cingular Wireless) accounted for approximately 20% of our revenues;

•	Sprint Nextel (including Sprint Nextel partners and affiliates) accounted for approximately 20% of our revenues; and

•	Verizon Wireless accounted for approximately 11% of our revenues.

Our largest international customer is Iusacell Celular, which completed its merger with Unefon, our second largest customer in Mexico, during the first half of 2007. Iusacell and Unefon are under common control with TV Azteca. The combined Iusacell/Unefon accounted for approximately 5% of our total revenues for the nine months ended September 30, 2007. In addition, for the year ended December 31, 2006 and the nine months ended September 30, 2007, we received $14.2 million and $10.7 million, respectively, in net interest income from TV Azteca.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to operate our towers and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites. Further, we may not be able to renew ground leases on commercially viable terms. Approximately 84% of the communications sites in our portfolio as of September 30, 2007 are located on leased land. Approximately 87% of the land leases for these sites have a final expiration date of 2016 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse affect on us.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. If we are unable or choose not to exercise our rights to purchase towers under these agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated. For example, our SpectraSite subsidiary has entered into lease or sublease agreements with affiliates of SBC Communications, a predecessor entity to AT&T Inc. (“AT&T”), with respect to approximately 2,500 towers pursuant to which SpectraSite has the option to purchase the sites upon the expiration of the lease or sublease beginning in 2013. The aggregate purchase option price for the AT&T towers was approximately $333.1 million as of September 30, 2007, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In addition, we have entered into a similar agreement with ALLTEL Communications, Inc. (“ALLTEL”) with respect to approximately 1,800 towers, for which we have an option to purchase the sites upon the expiration of the lease or sublease beginning in 2016. The aggregate purchase option price for the ALLTEL towers was approximately $59.2 million as of September 30, 2007, and will accrete at a rate of 3% per annum through the expiration of the lease or sublease period. We may not have the required available capital to exercise our right to purchase these or other leased or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our financial results could be adversely affected.

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

In May 2006, we announced that our Board of Directors had established a special committee of independent directors to conduct a review of our stock option granting practices and related accounting. Subsequent to the formation of the special committee, we received an informal letter of inquiry from the SEC, a subpoena from the office of the United States Attorney for the Eastern District of New York and information requests from the IRS and the Department of Labor, each requesting documents and information related to our stock option grants and practices. We are cooperating with these governmental authorities to provide the requested documents and information. These governmental proceedings are ongoing, and the time period necessary to resolve these proceedings is uncertain and could require significant additional management and financial resources. Significant legal and accounting expenses related to these matters have been incurred to date, and we will continue to incur expenses in the future. Depending on the outcomes of these proceedings, we could be subject to regulatory fines, penalties or other liability, which could have a material adverse impact on our financial condition and results of operations and liquidity. In addition, as a result of the special committee’s findings, we restated our historical financial statements to, among other things, record changes for stock-based compensation expense (and related tax effects) relating to certain past stock option grants.

Pending civil litigation relating to our stock option granting practices exposes us to risks and uncertainties.

We and certain current and former directors and officers are defendants in a purported federal securities class action and a federal shareholder derivative action relating to our stock option granting practices and related accounting. These actions are in preliminary stages and we cannot predict their outcomes with certainty. If these actions are successful, however, they could have a material adverse impact on our financial position, results of operations and liquidity. These matters and any other related lawsuits could also result in substantial costs to us and a diversion of our management’s attention and resources, which could have a negative impact on our financial condition and results of operations. For more information regarding the litigation related to our stock option granting practices, please see “Legal Proceedings” above and note 7 to our condensed consolidated financial statements included herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2007, we issued an aggregate of 83,864 shares of our Class A common stock upon the exercise of 13,037 warrants assumed in our merger with SpectraSite, Inc. In August 2005, in connection with our merger with SpectraSite, Inc., we assumed approximately 1.0 million warrants to purchase shares of SpectraSite, Inc. common stock. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase 7.15 shares of our Class A common stock at an exercise price of $32 per warrant. Net proceeds from these warrant exercises were approximately $33,185. The shares were issued to warrantholders in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended, and Section 1145 of the United States Code. No underwriters were engaged in connection with such issuances.

During the three months ended September 30, 2007, we issued an aggregate of 877 shares of our Class A common stock upon conversion of $18,000 principal amount of our 3.00% convertible notes due August 15, 2012 (“3.00% Notes”). Pursuant to the terms of the indenture, holders of the 3.00% Notes receive 48.7805 shares of our Class A common stock for every $1,000 principal amount of notes converted. As of September 30, 2007, we had issued an aggregate of 973 shares of our Class A common stock upon conversion of $20,000 principal amount of our 3.00% Notes. All shares were issued to the noteholders in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2007, we repurchased 8,166,050 shares of our Class A common stock for an aggregate of $339.4 million pursuant to our publicly announced stock repurchase program, as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(In millions)
July 2007	3,201,900	$43.25	3,201,900	$802.1
August 2007	2,544,050	$39.89	2,544,050	$700.5
September 2007	2,420,100	$41.00	2,420,100	$601.3

Total Third Quarter	8,166,050	$41.54	8,166,050	$601.3

(1)	Issuer repurchases pursuant to the $1.5 billion stock repurchase program publicly announced in February 2007. Under this program, our management is authorized through February 2008 to purchase shares from time to time in open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we plan to make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

Since September 30, 2007, we have continued to repurchase shares of our Class A common stock pursuant to our $1.5 billion stock repurchase program. Between October 1, 2007 and October 25, 2007, we repurchased 2.9 million shares of our Class A common stock for an aggregate of $124.7 million pursuant to this program.

ITEM 6.	EXHIBITS.

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: November 8, 2007	By:	/S/ BRADLEY E. SINGER
Bradley E. Singer Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Loan Agreement dated as of August 30, 2007 by and between American Tower Corporation, as Borrower, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the several lenders that are parties thereto.

10.2	Indenture, dated as of October 1, 2007 by and between American Tower Corporation and The Bank of New York, as Trustee, for the 7.00% Senior Notes due 2017, including the form of 7.00% Senior Note.

10.3	Registration Rights Agreement, dated as of October 1, 2007, by and among American Tower Corporation and the Initial Purchasers named therein with respect to the 7.00% Senior Notes due 2017.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

EX-1