Form 10-K
period 2007-12-31
AMERICAN TOWER CORP /MA/
filed 2008-03-14
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $17.4 billion, based on the closing price of the registrant’s Class A Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.

As of February 29, 2008, there were 395,748,826 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2007

i

AMERICAN TOWER CORPORATION

TABLE OF CONTENTS—(Continued)

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2007

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future prospects of growth in the communications site leasing industry, the level of future expenditures by companies in this industry and other trends in this industry, the effects of consolidation among companies in our industry and among our customers, our ability to maintain or increase our market share, our future operating results, our future purchases under our stock repurchase programs, our future capital expenditure levels, our future financing transactions and our plans to fund our future liquidity needs. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Annual Report generally.

You should keep in mind that any forward-looking statement we make in this Annual Report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A of this Annual Report under the caption “Risk Factors,” may cause actual results to differ materially from those indicated by our forward-looking statements. We have no duty to, and do not intend to, update or revise the forward-looking statements we make in this Annual Report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the future events or circumstances described in any forward-looking statement we make in this Annual Report or elsewhere might not occur.

ii

PART I

ITEM 1.	BUSINESS

Overview

We are a leading wireless and broadcast communications infrastructure company with a portfolio of over 22,800 communications sites, including wireless communications towers, broadcast communications towers and distributed antenna systems. Our portfolio of wireless and broadcast tower sites consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of December 31, 2007, approximately 19,500 tower sites in the United States and approximately 3,200 in Mexico and Brazil. Our portfolio also includes approximately 150 in-building distributed antenna systems that we operate in malls and casino/hotel resorts in the United States. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for third parties in the United States, Mexico and Brazil. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. This segment of our business, which we refer to as our rental and management segment, accounted for approximately 98% of our total revenues for the years ended December 31, 2007, 2006 and 2005.

Our communications site portfolio provides us with a recurring base of leasing revenues from our existing customers and growth potential due to the capacity to add more tenants and equipment to these sites. Our broad network of communications sites enables us to address the needs of national, regional, local and emerging wireless service providers. Through our network development services segment, we also offer services that directly support our site leasing operations and the addition of new tenants and equipment on our sites. We intend to capitalize on the increasing use of wireless communications services by actively marketing space available for lease on our existing sites and selectively developing or acquiring new sites that meet our return on investment criteria.

We believe our strategy of focusing operations on our rental and management segment has made our consolidated operating cash flows more stable, will provide us with continuing growth and will enhance our returns on invested capital because of the following characteristics of our core leasing business:

•

Long-term tenant leases with contractual escalators. In general, a lease with a wireless carrier has an initial term of five to ten years with multiple five-year renewal terms thereafter, and lease payments typically increase 3% to 5% per year.

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

Strategy

Our strategy is to capitalize on the growth in the use of wireless communications services and the infrastructure requirements necessary to deploy current and future generations of wireless communications technologies.

•

In the United States, the number of wireless service subscribers increased from 158.7 million to 243.4 million between December 2003 and June 2007, representing an increase of approximately 53% and market penetration of approximately 80%. During the same period, the number of cell sites (i.e., the number of antennas and related equipment in commercial operation, not the number of towers on which that equipment is located) increased approximately 29% from approximately 163,000 cell sites to approximately 210,400. In addition, wireless minutes of use, an indicator of demand for wireless services, reached approximately 2.1 trillion in the United States for 2006, an increase of over 31% from the prior year, and the industry is on pace to report strong growth for 2007.

•

In Mexico, the number of wireless service subscribers increased from 30.1 million to 68.3 million between December 2003 and December 2007, representing an increase of approximately 127% and market penetration of approximately 64%. In Brazil, the number of wireless service subscribers increased from 46.5 million to 121.0 million between December 2003 and December 2007, representing an increase of approximately 160% and market penetration of approximately 64%.

We believe the growth in the number of wireless service subscribers and the minutes of use per subscriber will require wireless carriers to add new cell sites, and new equipment to existing cell sites, to maintain the performance of their networks in the areas they currently cover and to extend service to areas where coverage does not yet exist. As wireless carriers continue to add subscribers and seek to limit churn, we also anticipate they will focus on network quality as a competitive necessity and will invest in upgrades to their networks. In addition, we believe that as wireless data services, such as email, internet access and video, are deployed on a widespread basis, the deployment of these technologies may require wireless carriers to further increase the cell density of their existing networks, may require new technology and equipment, and may increase the demand for geographic expansion of their network coverage. To meet this demand, we believe wireless carriers will continue to outsource their communications site infrastructure needs as a means of accelerating access to their markets and more efficiently deploying their capital, rather than constructing and operating their own communications sites and maintaining their own communications site service and development capabilities.

We believe that our existing portfolio of communications sites, our tower-related services offerings and our management team position us to benefit from these trends and to play an increasing role in addressing the needs of wireless service providers and broadcasters. The key elements of our strategy include:

•

Maximize Use of Existing Site Capacity. We believe that our highest returns will be achieved by leasing additional space on our existing communications sites. We anticipate that our revenues and operating profit from our rental and management segment will continue to grow because many of our communications sites are attractively located for wireless service providers and have capacity available for additional antenna space that we can offer to customers at low incremental costs to us. Because the costs of operating a site are largely fixed, increasing utilization significantly improves operating margins. We will continue to target our sales and marketing activities to increase utilization of, and investment return on, our existing communications sites.

•

Grow Our Operations Using Selective Criteria for Acquisitions and New Development. Given the relatively fixed cost structure of our site leasing business, we believe that adding new communications sites to our portfolio in existing markets will allow us to grow revenues with only modest increases in administrative and operating expenses. We seek to acquire, construct and redevelop towers and install in-building distributed antenna systems when our initial and long-term return on investment criteria are met. We similarly evaluate expansion opportunities into new international markets. In evaluating new international markets for expansion, we consider countries that have a relatively stable political climate, an expanding macro economic environment, a growing, competitive wireless communications industry, and multiple wireless carriers that are willing to outsource their communications site infrastructure to us.

•

Continue Our Focus on Customer Service and Processes. Because speed to market and reliable network performance are critical components to the success of wireless service providers, our ability to assist customers in meeting their goals contributes to our success. We intend to continue to focus on customer service, for example, by reducing cycle times for key functions, such as lease processing and tower structural analysis. We are also continuing our efforts to improve customer access to information regarding our communications sites to allow faster and easier site selection and qualification by our customers. We believe that by improving our speed, accuracy and quality, we will be able to increase our competitiveness and revenue generation.

•

Build On Our Customer Relationships. Our understanding of the network needs of our customers and our ability to convey effectively how we can satisfy those needs are key to our efforts to add new antenna leases, cross-sell our services and identify desirable new site development projects. We are building on our relationships with our major wireless carrier customers to gain more familiarity with their evolving network plans so we can identify opportunities where our nationwide portfolio of sites and experienced personnel can be used to satisfy their needs. We are also working with smaller and emerging wireless carriers and network operators as they define their coverage and network needs and expand into new markets. In addition, we are also seeking opportunities to build relationships with new market participants who have obtained or may obtain licenses in recent auctions of wireless spectrum by the U.S. Federal Communications Commission (“FCC”), including the Advanced Wireless Service Auction 66 in late 2006 and the 700 MHz Auction 73 that began in January 2008. We believe we are well positioned to be a preferred partner to our customers because of the size, scope and location of our portfolio of communications sites and our proven operating experience.

•

Participate in Industry Consolidation. We continue to believe there are benefits to consolidation among tower companies. More extensive networks will be better positioned to provide more comprehensive service to customers and to support the infrastructure requirements of future generations of wireless communications technologies. We believe that our 2005 merger with SpectraSite, Inc., an owner and operator of approximately 7,800 wireless and broadcast towers and in-building distributed antenna systems in the United States, resulted in improved cost structure efficiencies and that combining with one or more other tower companies should yield similar results. Accordingly, we continue to be interested in participating in the consolidation of our industry on terms that are consistent with these perceived benefits and that create long-term value for our stockholders.

The Company

American Tower Corporation was created as a subsidiary of American Radio Systems Corporation in 1995 to own, manage, develop and lease communications and broadcast tower sites, and was spun off into a free-standing public company in 1998. Since inception, we have grown our communications site portfolio through acquisitions, long-term lease arrangements, development and construction, and through mergers with and acquisitions of other tower operators, increasing the size of our portfolio to over 22,800 communications sites.

American Tower Corporation is a holding company, and we conduct our operations in the United States and internationally through our directly and indirectly owned subsidiaries. Our principal United States operating subsidiaries are American Towers, Inc. (“ATI”) and SpectraSite Communications, LLC (“SpectraSite”). We conduct our international operations through our subsidiary, American Tower International, Inc., which in turn conducts operations through its international operating subsidiaries. Our international operations consist primarily of our operations in Mexico and Brazil, which we conduct in Mexico through ATC Mexico Holding Corp. (“ATC Mexico”) and in Brazil through ATC South America Holding Corp. (“ATC South America”).

We operate in two business segments: rental and management and network development services. For more information about our business segments, as well as financial information about the geographic areas in which we operate, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 14 to our consolidated financial statements included in this Annual Report.

Products and Services

Rental and Management

Our primary business is our communications site leasing business, which we conduct through our rental and management segment. This segment accounted for approximately 98% of our total revenues for the years ended December 31, 2007, 2006 and 2005.

Wireless Communications Towers. We are a leading owner and operator of wireless communications towers in the United States, Mexico and Brazil, based on number of towers and revenue. Our network in the United States includes over 19,200 wireless communications towers and spans 49 states and the District of Columbia. In addition, approximately 91% of our U.S. network provides coverage in the top 100 markets or core areas such as high traffic interstate corridors. Our network in Mexico includes approximately 2,300 wireless communications towers in highly populated areas, including Mexico City, Monterrey, Guadalajara and Acapulco. Our network in Brazil consists of over 700 wireless communications towers, which are concentrated in southern Brazil in major metropolitan areas, including Sao Paulo, Rio de Janeiro, Brasilia and Curitiba. Approximately 91% of our rental and management segment revenue was attributable to our wireless communications towers in the United States, Mexico and Brazil for the years ended December 31, 2007, 2006 and 2005. In addition, we market and manage approximately 200 wireless tower sites for third parties in the United States, Mexico and Brazil. For the years ended December 31, 2007, 2006 and 2005, less than 1% of our rental and management segment revenue was attributable to these managed sites.

We lease antenna space on our wireless communications towers to customers in a diverse range of wireless industries, including personal communications services, cellular, enhanced specialized mobile radio, paging and fixed microwave. Our major domestic wireless customers include ALLTEL, AT&T Mobility (formerly Cingular Wireless), Sprint Nextel, T-Mobile USA and Verizon Wireless. Our major international wireless customers include Grupo Iusacell (Iusacell Celular and Unefon in Mexico), Nextel International in Mexico and Brazil, Telefonica Moviles (Movistar in Mexico and Vivo in Brazil), America Moviles (Telcel in Mexico and Claro in Brazil) and Telecom Italia Mobile (TIM) in Brazil. For the year ended December 31, 2007, we had three customers that each accounted for 10% or more of our total revenues. AT&T Mobility, Sprint Nextel (including Sprint Nextel affiliates) and Verizon Wireless accounted for approximately 21%, 20% and 11%, respectively, of our 2007 total revenues. Approximately 70% of our total revenues for the year ended December 31, 2007 were derived from six customers. As a result, we are subject to certain risks, as set forth in Item 1A of this Annual Report under the caption “Risk Factors—A substantial portion of our revenue is derived from a small number of customers” and “—Due to the long-term expectations of revenue from tenant leases, the tower industry is sensitive to the credit worthiness of its tenants.” In addition, we are subject to risks related to our international operations, as set forth under the caption “Risk Factors—Our foreign operations are subject to economic, political and other risks that could adversely affect our revenues or financial position.”

The number of antennas that our towers can accommodate varies depending on the tower’s location, height, and structural capacity at certain wind speeds. An antenna’s height on a tower and the tower’s location determine the line-of-sight of the antenna with the horizon and, coupled with the specific band of radio frequency, power and technology used by the carrier, determine the distance a signal can be transmitted. We believe that a significant majority of our towers have the capacity to add additional tenants.

Our leases with wireless communications providers in the United States generally have initial terms of five to ten years. In Mexico and Brazil, our typical tenant leases have an initial term of ten years. In most cases, our tenant leases have multiple renewal terms at the option of the tenant. Wireless carriers generally renew their leases with us because suitable alternative sites may not exist or be available and repositioning a site in an existing carrier’s network is expensive and often requires reconfiguring several other sites in the carrier’s network, which may impact the quality of the carrier’s coverage and may require the carrier to obtain other governmental permits. Most of our tenant leases have escalation provisions that periodically increase the rent due under the lease. These automatic increases are typically annual and are based on a fixed percentage, inflation or a fixed percentage plus inflation.

Annual rental payments vary considerably depending upon:

•	tower location;

•	number and weight of the customer’s antennas on the tower and the size of its transmission lines;

•	ground space necessary to store the customer’s electronic and other equipment related to the antennas;

•	existing tower capacity;

•	type of tower structure (e.g., stealth or camouflage tower);

•	location of the customer’s antennas on the tower; and

•	type and amount of frequency transmitted by the customer.

Broadcast Communications Towers. We are one of the largest independent owners and operators of broadcast towers in the United States and Mexico. We own over 200 broadcast towers in the United States and have exclusive rights to approximately 200 in Mexico. Broadcast towers generally are taller and structurally more complex than wireless communications towers, require unique engineering skills and are more costly to build. We lease antenna space on our broadcast towers primarily to radio and television broadcast companies. In leasing antenna space, we generally receive monthly fees from customers, with initial lease periods ranging from ten to twenty years. For the years ended December 31, 2007, 2006 and 2005, approximately 7% of our rental and management segment revenue was attributable to our broadcast communications towers in the United States and Mexico.

Distributed Antenna Systems. We are a leading provider of in-building neutral host distributed antenna systems in the United States, with approximately 150 in-building systems in operation in retail shopping malls and casino/hotel resorts. We obtain rights to install and operate in-building distributed antenna systems by entering into contracts with property owners, and we grant rights to wireless service providers to attach their equipment to our in-building system for a fee under licenses that typically have an initial non-cancelable term of at least ten years. In 2007, we also started offering outdoor distributed antenna systems to our customers. For the years ended December 31, 2007, 2006 and 2005, less than 1% of our rental and management segment revenue was attributable to our in-building neutral host distributed antenna systems.

Rooftop Management. We also provide management services to property owners in the United States with respect to rooftops that are capable of hosting wireless communications equipment. We obtain rights to manage a rooftop by entering into contracts with property owners pursuant to which we receive a percentage of occupancy or license fees paid by the wireless carriers. For the years ended December 31, 2007, 2006 and 2005, approximately 1% of our rental and management segment revenue was attributable to our managed rooftop sites.

Network Development Services

We offer tower-related services, including site acquisition, zoning and permitting services and structural analysis services, through our network development services segment. This segment accounted for approximately 2% of our total revenues for the years ended December 31, 2007, 2006 and 2005.

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

Structural Analysis. We offer structural analysis services to wireless carriers in connection with the installation of communications equipment on towers. Our team of engineers can evaluate whether a tower can support the additional burden of the new equipment or if augmentation is needed, which enables our customers to better assess potential tower sites before making an installation decision. In January 2007, we acquired a structural analysis engineering firm to increase our structural analysis capabilities. We believe that this acquisition enables us to provide higher quality service to our existing customers by, among other things, reducing cycle times related to tower structural analysis, as well as provide opportunities to offer structural analysis services to third parties.

Recent Developments

Growth and Expansion

In 2007, we continued to focus on our strategy of growing our operations using selective criteria for acquisitions and new development. During the year ended December 31, 2007, we grew our communications site portfolio through acquisitions and construction activities, including the acquisition of 293 towers for an aggregate of $36.9 million and the construction of 152 towers and installation of 17 in-building distributed antenna systems for an aggregate of $30.7 million. During 2007, we also continued to evaluate opportunities to acquire larger tower portfolios. Based on our experiences with our 2005 merger with SpectraSite, Inc. (as discussed in note 4 to our consolidated financial statements included in this Annual Report), we believe that we can effectively acquire and integrate large numbers of tower assets into our communications site portfolio. Accordingly, we intend to continue to assess and seek out opportunities for additional growth in 2008.

During 2007, we also took additional steps to position ourselves for expansion into new international markets. In September 2007, we announced that we had established an office in Delhi, India, and that we had hired a new executive officer to pursue opportunities to extend our wireless communications site leasing business into India and Southeast Asia. In November 2007, we announced that we had hired a new executive officer to focus on international business development. We also continue to seek out opportunities to expand our existing operations in Mexico and Brazil, as well as into other countries in Central America and South America. We believe that there are a number of markets that meet our criteria for international expansion, and we will endeavor to expand our international operations in 2008.

Financing Transactions

During the year ended December 31, 2007, we improved our financial position by raising capital to refinance and repurchase a portion of our outstanding indebtedness, which increased our flexibility and our ability to return value to our stockholders. Significant transactions included those set forth below. For more information about our financing transactions, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 3 to our consolidated financial statements included in this Annual Report.

Securitization. In May 2007, we completed a securitization transaction (the “Securitization”) involving assets related to 5,295 broadcast and wireless communications towers owned by two of our special purpose subsidiaries, through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1. We used the net proceeds from the Securitization primarily to repay outstanding indebtedness under our credit facilities and to fund a tender offer and consent solicitation for our ATI 7.25% senior subordinated notes due 2011 (“ATI 7.25% Notes”).

Credit Facilities. During the year ended December 31, 2007, we refinanced our credit facilities, including the repayment and termination of the senior secured credit facilities of our principal operating subsidiaries. In May 2007, we used a portion of the net proceeds from the Securitization to repay and terminate the credit facilities of SpectraSite and to repay a portion of the credit facilities at the American Tower operating company

(“AMT OpCo”) level. In June 2007, we implemented our new $1.25 billion senior unsecured revolving credit facility of American Tower Corporation (the “Revolving Credit Facility”), which we drew down in part to repay and terminate the AMT OpCo credit facilities.

7.00% Notes Offering. In October 2007, we completed an institutional private placement of $500.0 million aggregate principal amount of our 7.00% senior unsecured notes due 2017 (“7.00% Notes”). We used the net proceeds from the offering of the 7.00% Notes primarily to repay outstanding indebtedness under our credit facilities.

Repurchases and Conversions of Debt Securities. During the year ended December 31, 2007, we repurchased or converted approximately $606.8 million face amount of our outstanding debt securities, including the repurchase of $192.5 million principal amount of our 5.0% convertible notes due 2010 (“5.0% Notes”), the repurchase of $324.8 million principal amount of the ATI 7.25% Notes and the conversion of $89.5 million principal amount of our 3.25% convertible notes due August 15, 2012 (“3.25% Notes”) into shares of our Class A common stock.

Stock Repurchase Programs. During the year ended December 31, 2007, we continued to repurchase shares of our Class A common stock pursuant to our publicly announced stock repurchase programs. In February 2007, we completed our $750.0 million stock repurchase program, originally announced in November 2005. During the year ended December 31, 2007, we repurchased 8.8 million shares of our Class A common stock for an aggregate of $351.0 million pursuant to this program. In February 2007, our Board of Directors approved a new stock repurchase program for the repurchase of up to $1.5 billion of our Class A common stock through February 2008. During the year ended December 31, 2007, we repurchased 31.1 million shares of our Class A common stock for an aggregate of $1.3 billion pursuant to this program. Subsequent to December 31, 2007, we repurchased an additional 4.3 million shares of our Class A common stock for an aggregate of $163.7 million under this program.

In February 2008, our Board of Directors approved a new stock repurchase program, pursuant to which we are authorized to purchase up to an additional $1.5 billion of our Class A common stock, as further described in Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 13 to our consolidated financial statements included in this Annual Report.

Regulatory Matters

Towers and Antennas. Both the FCC and the Federal Aviation Administration (“FAA”) regulate towers used for wireless communications and radio and television broadcasting. These regulations govern the siting, lighting, marking and maintenance of towers. Depending on factors such as tower height and proximity to public airfields, the construction of new towers or modifications to existing towers may require pre-approval by the FAA. Towers requiring FAA approval must be registered with the FCC and must be painted and lighted in accordance with the FAA’s standards. The FAA review and the FCC registration processes are prerequisites to use of the tower by FCC licensees, as well as our other customers. Tower owners are responsible for notifying the FAA of any tower lighting outages or malfunctions and for timely repairing lighting outages or malfunctions. Tower owners also must notify the FCC when ownership of a tower changes. We generally indemnify our customers against non-compliance with applicable standards. Non-compliance with applicable tower-related requirements may lead to monetary penalties.

The FCC considers the construction of a new tower or the addition of a new antenna to an existing site (including building rooftops and water towers) to be a federal undertaking subject to prior environmental review and approval under the National Environmental Policy Act of 1969 (“NEPA”), which obligates federal agencies to evaluate the environmental impacts of undertakings to determine whether they may significantly affect the environment. The FCC has issued regulations implementing NEPA as well as the National Historic Preservation

Act and the Endangered Species Act. These regulations obligate each FCC applicant or licensee to investigate potential environmental and other effects of operations and to disclose any significant impacts in an environmental assessment prior to constructing a tower or adding a new antenna to a site. If a tower or new antenna may have a significant impact on the environment, FCC approval of the tower or antenna could be significantly delayed.

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

Our tower operations in Mexico and Brazil are also subject to regulation. As we expand our operations into additional international markets, we will be subject to regulations in additional foreign jurisdictions. In addition, our customers, both domestic and foreign, also may be subject to new regulatory policies from time to time that may adversely affect the demand for communications sites.

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

Under new FCC rules, our customers will be required to provide backup power at each communications site in their networks, including for antennas and other equipment located on our sites. As a result, our customers may seek to maintain generators or batteries at our sites, or we may offer to provide backup power to our customers. These backup power supplies are subject to the environmental regulations discussed above, which could impose responsibility and liability on us related to the environmental impact of the use generators, batteries and other related equipment at our sites.

We, and our customers, also may be required to obtain permits, comply with regulatory requirements, and make certain informational filings related to hazardous substances used at our sites. Violations of these types of regulations could subject us to fines and/or criminal sanctions.

In November 2005, we entered into a Facilities Audit Agreement with the United States Environmental Protection Agency (“EPA”) pursuant to the EPA’s voluntary audit and disclosure policy. Pursuant to the Facilities Audit Agreement, we audited the tower sites in our portfolio as of July 2005 (i.e., legacy American Tower sites, but not SpectraSite sites) for compliance with the notice and record-keeping requirements under the Emergency Protection and Community Right to Know Act (“EPCRA”), the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. The Facilities Audit Agreement provides for stipulated penalties for violations under EPCRA and, for violations under the remaining statutes, we will pay a penalty based on our economic benefit of non-compliance. We do not expect that the aggregate penalties payable under the Facilities Audit Agreement will be material to our financial condition or results of operations.

Health and Safety. We are subject to the Occupational Safety and Health Act and similar guidelines regarding employee protection from radio frequency exposure. Our field personnel are subject to regulation by the Occupational Safety and Health Administration (“OSHA”) and equivalent state agencies concerning health and safety matters.

Competition and Customer Demand

Rental and Management

Our rental and management segment competes with other national and regional tower companies, such as Crown Castle International Corp. and SBA Communications Corporation, as well as wireless carriers and broadcasters that own and operate their own tower networks and lease tower space to third parties, numerous independent tower owners and the owners of non-communications tower sites, including rooftops, utility towers, water towers and other alternative structures. We believe that site location and capacity, price and quality of service have been and will continue to be the most significant competitive factors affecting owners, operators and managers of communications sites.

Customer demand is also affected by the emergence and growth of new technologies. Technologies that make it possible for wireless carriers to expand their use of existing infrastructure could reduce customer demand for our communications sites. The increased use of spectrally efficient air-link technologies, such as lower-rate vocoders, which potentially can relieve some network capacity problems, could reduce the demand for tower-based antenna space.

In addition, any increase in the use of network sharing or roaming or resale arrangements by wireless service providers also could adversely affect customer demand for tower space. These arrangements, which are essentially extensions of traditional roaming agreements, enable a provider to serve customers outside its license area, to give licensed providers the right to enter into arrangements to serve overlapping license areas, and to permit non-licensed providers to enter the wireless marketplace. Consolidation among wireless carriers could have a similar impact on customer demand for our tower sites because the existing networks of several wireless carriers overlap. In addition, if wireless carriers share their sites or swap their sites with other carriers to a significant degree, it could reduce demand for our tower sites.

Network Development Services

Our network development services segment competes with a variety of companies offering individual, or combinations of, competing services. The field of competitors includes site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, structural engineering firms, tower owners/managers, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors, and our customers’ internal staffs. We believe that our customers base their decisions on network development services on various criteria, including a company’s experience, local reputation, price, and time for completion of a project.

We believe that we compete favorably as to the key competitive factors relating to our rental and management and network development services segments.

Employees

As of December 31, 2007, we employed 1,124 full-time individuals and consider our employee relations to be satisfactory.

Available Information

Our Internet website address is www.americantower.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider information contained on our website as part of this Annual Report. You may access, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), through the Investors portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

We have adopted a written code of conduct that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The code of conduct, our corporate governance guidelines, and the charters of the audit, compensation, and nominating and corporate governance committees of our Board of Directors, are available at the Investors portion of our website. In the event we amend, or provide any waivers from, the provisions of our code of conduct, we intend to disclose these events on our website as required by the regulations of the New York Stock Exchange and applicable law.

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

Many of the factors affecting the demand for wireless communications tower space, and to a lesser extent our network development services business, could adversely affect our operating results. Those factors include:

•	a decrease in consumer demand for wireless services due to general economic conditions or other factors;

•	the financial condition of wireless service providers;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures;

•	the growth rate of wireless communications or of a particular wireless segment;

•	governmental licensing of spectrum;

•	mergers or consolidations among wireless service providers;

•	increased use of network sharing, roaming or resale arrangements by wireless service providers;

•	delays or changes in the deployment of 3G or other technologies;

•	zoning, environmental, health or other government regulations; and

•	technological changes.

The demand for broadcast antenna space is dependent on the needs of television and radio broadcasters. Among other things, technological advances, including the development of satellite-delivered radio and video services, may reduce the need for tower-based broadcast transmission. In addition, our broadcast tower division could be affected adversely as a result of the shift from analog-based transmissions to digital-based transmissions, which is scheduled to occur by February 2009.

If our wireless service provider customers consolidate or merge with each other to a significant degree, our growth, revenue and ability to generate positive cash flows could be adversely affected.

Significant consolidation among our wireless service provider customers may result in the decommissioning of certain existing communication sites, because certain portions of their networks may be redundant, and a reduction in future capital expenditures in the aggregate, because their expansion plans may be similar. For example, in connection with the recent combinations of Cingular and AT&T Wireless (to form AT&T Mobility) and Sprint PCS and Nextel (to form Sprint Nextel) in the United States, and of Iusacell Celular and Unefon (now under the common ownership of Grupo Iusacell) in Mexico, the combined companies have or are considering rationalizing their duplicative networks, which has led and may continue to lead to the decommissioning of certain communications sites. In addition, these and other customers could determine not to renew leases with us as a result. Our future results may be negatively impacted if a significant number of these contracts are terminated, and our ongoing contractual revenues would be reduced as a result. Similar consequences might occur if wireless service providers engage in extensive sharing, roaming or resale arrangements as an alternative to leasing our antenna space.

Substantial leverage and debt service obligations may adversely affect us.

We have a substantial amount of indebtedness. As of December 31, 2007, we had approximately $4.3 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. In addition, we draw down our Revolving Credit Facility in the ordinary course, which has the effect of increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

Our substantial leverage could have significant negative consequences on our financial condition and results of operations, including:

•

impairing our ability to meet one or more of the financial ratio covenants contained in our debt agreements or to generate cash sufficient to pay interest or principal, which could result in an acceleration of some or all of our outstanding debt and the loss of towers subject to the Securitization in the event that an uncured default occurs;

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

Restrictive covenants in the loan agreement for our Revolving Credit Facility, the indentures governing our debt securities, and the loan agreement related to our Securitization could adversely affect our business by limiting flexibility.

The loan agreement for our Revolving Credit Facility and the indentures governing the terms of our debt securities contain restrictive covenants, as well as requirements to comply with certain leverage and other financial maintenance tests. These covenants and requirements limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness and engaging in various types of transactions, including mergers, acquisitions and sales of assets. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities.

In addition, the loan agreement related to our Securitization includes operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, our subsidiaries that are borrowers under the loan agreement for the Securitization are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. A failure to comply with the covenants in the loan agreement could prevent the borrowers from taking certain actions with respect to the towers subject to the Securitization, and could prevent the borrowers from distributing any excess cash from the operation of such towers to us. If the borrowers were to default on the loan, the servicer on the loan could seek to foreclose upon or otherwise convert the ownership of the towers subject to the Securitization, in which case we could lose such towers and the revenue associated with such towers.

In addition, reporting and information covenants in our loan agreements and indentures require that we provide financial and operating information within certain time periods. If we are unable to timely provide the required information, we would be in breach of these covenants. For more information regarding the covenants and requirements discussed above, please see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and note 3 to our consolidated financial statements included in this Annual Report.

We have identified a material weakness in our internal control over financial reporting that, until remediated, could result in a material misstatement in our financial statements.

We identified a material weakness in our internal control over financial reporting because we failed to maintain effective controls over the accounting for income taxes. We are in the process of actively addressing and remediating this material weakness, but this process will take some time. Accordingly, until we remediate this weakness, this weakness could result in a misstatement of our tax-related accounts that could result in a material misstatement to our interim or annual financial statements. If we are unable to effectively remediate this material weakness and to conclude that our internal control over financial reporting is effective in any future period, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. In addition, we will incur costs and expenses, including the hiring of additional personnel and expanding technical resources in the income tax accounting function, in connection with remediating this material weakness. For more information regarding the material weakness identified, please see Item 9A of this Annual Report under the caption “Management’s Annual Report on Internal Control over Financial Reporting” and notes 2, 9 and 16 to our consolidated financial statements included in this Annual Report.

We could suffer adverse tax and other financial consequences if taxing authorities do not agree with our tax positions, or we are unable to utilize our net operating losses.

As a result of our ability to carry forward U.S. federal and state net operating losses (“NOLs”), the applicable tax years remain open to examination until three years after the applicable loss carryforwards have been used or expired. We are currently subject to a number of tax examinations by taxing authorities in the U.S, Mexico and Brazil for several different tax years. We also have significant deferred tax assets related to these

NOLs in U.S. federal and state taxing jurisdictions and in Mexico. We expect that we will continue to be subject to tax examinations in the future. We apply the principles contained in Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”) and recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. We believe our judgments in this area are reasonable and correct, but there is no guarantee that we will be successful if challenged by a tax authority. If there are tax benefits that we have recognized under FIN 48 that are challenged successfully by a taxing authority, we may be required to pay additional taxes or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on our results of operations or financial condition.

In addition, we may be limited in our ability to utilize our NOLs to offset future taxable income and thereby reduce our otherwise payable income taxes. We have substantial federal and state NOLs, including significant portions obtained through acquisitions, as well as those generated through our historic business operations. In addition, we have disposed of some entities and restructured other entities in conjunction with financing transactions and other business activities. We apply the principles contained in FIN 48 to our NOLs and, to the extent we believe that a position with respect to an NOL is not more likely than not to be sustained, we do not record the related deferred tax asset. In addition, for NOLs that meet the recognition threshold of FIN 48, we assess the recoverability of the NOL and establish a valuation allowance against the deferred tax asset related to the NOL if recoverability is questionable. Given the uncertainty surrounding the recoverability of certain of our NOLs, we have established a valuation allowance to offset the related deferred tax asset so as to reflect what we believe to be the recoverable portion of our NOLs. Our ability to utilize our NOLs is also dependent, in part, upon us having sufficient future earnings to utilize our NOLs before they expire. If market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize our NOLs, we could be required to record an additional valuation allowance. We review our FIN 48 position and the valuation allowance for our NOLs periodically and make adjustments from time to time, which can result in an increase or decrease to the net deferred tax asset related to our NOLs. Our NOLs are also subject to review and potential disallowance upon audit by the taxing authorities of the jurisdictions where the NOLs were incurred, and future changes in tax laws or interpretations of such tax laws could limit materially our ability to utilize our NOLs. If we are unable to use our NOLs or use of our NOLs is limited, we may have to make significant payments or otherwise record charges or reduce our deferred tax assets, which could have a material adverse effect on our results of operations or financial condition.

Due to the long-term expectations of revenue from tenant leases, the tower industry is sensitive to the creditworthiness of its tenants.

Due to the long-term nature of our tenant leases, we, like others in the tower industry, are dependent on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. In the past, we have had customers that have filed for bankruptcy, although to date these bankruptcies have not had a material adverse effect on our business or revenues. In addition, many of our customers rely on capital raising activities to fund their operations and capital expenditures. If these customers are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could adversely affect demand for our tower sites and our network development services business. If one or more of our significant customers experience financial difficulties or file for bankruptcy, it could result in uncollectible accounts receivable and our loss of significant customers and anticipated lease revenues, which could have a material adverse effect on our results of operations or financial condition.

Our foreign operations are subject to economic, political and other risks that could adversely affect our revenues or financial position.

Our business operations in Mexico and Brazil, and our expansion into additional international markets, could result in adverse financial consequences and operational problems not experienced in the United States.

For the year ended December 31, 2007, approximately 13% of our consolidated revenues were generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	laws and regulations that restrict repatriation of earnings or other funds;

•	expropriation and governmental regulation restricting foreign ownership;

•	difficulty in recruiting and retaining trained personnel; and

•	language and cultural differences.

In addition, we face risks associated with changes in foreign currency exchange rates, including those arising from our operations, investments and financing transactions related to our international business. While most of the contracts for our operations in Mexico are denominated in the U.S. dollar, many are denominated in the Mexican Peso, and contracts for our operations in Brazil are denominated in the Brazilian Real. We have not historically engaged in significant hedging activities relating to our non-U.S. dollar operations, and we may suffer future losses as a result of adverse changes in currency exchange rates.

A substantial portion of our revenue is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. For the year ended December 31, 2007:

•	Six customers accounted for approximately 70% of our revenues;

•	AT&T Mobility accounted for approximately 21% of our revenues;

•	Sprint Nextel (including Sprint Nextel affiliates) accounted for approximately 20% of our revenues; and

•	Verizon Wireless accounted for approximately 11% of our revenues.

Our largest international customer is Iusacell Celular, which completed its merger with Unefon, our second largest customer in Mexico, during the first half of 2007. Iusacell and Unefon are under common control with TV Azteca. The combined Iusacell/Unefon accounted for approximately 5% of our total revenues for the year ended December 31, 2007. In addition, for the year ended December 31, 2007, we received $14.2 million in net interest income from TV Azteca.

If any of these customers is unwilling or unable to perform its obligations under our agreements with them, our revenues, results of operations, financial condition and liquidity could be adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our customers, generally regarding the interpretation of terms in our agreements. Although we have historically resolved these disputes in a manner that did not have a material adverse effect on our Company or our customer relationships, it is possible that such disputes could lead to a termination of our agreements with customers or a material modification of the terms of those agreements, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable customer could be terminated or damaged, which could lead to decreased revenues or increased costs, resulting in a corresponding adverse effect on our business, results of operations and financial condition.

We anticipate that we may need additional financing to fund our stock repurchase programs, to refinance our existing indebtedness and to fund future growth and expansion initiatives.

In order to fund our stock repurchase programs, refinance our existing indebtedness and fund future growth and expansion initiatives, we may need to raise additional capital through financing activities. We believe our cash generated by operations for the year ending December 31, 2008 will be sufficient to fund our cash needs for operations, capital expenditures and cash debt service (interest and principal repayments) obligations for 2008. Depending on the timing and amount of our stock repurchases, the excess cash generated by our operations and our existing liquidity may not be sufficient to fund all of our other initiatives, as well as our stock repurchase programs. Accordingly, we anticipate that we may need to obtain additional sources of capital. Depending on market conditions, we may seek to raise capital through credit facilities or debt or equity offerings. However, such additional financing may be unavailable, may be prohibitively expensive, or may be restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund our stock repurchase programs, refinance our existing indebtedness or fund future growth and expansion initiatives.

New technologies could make our tower leasing business less desirable to potential tenants and result in decreasing revenues.

The development and implementation of new technologies designed to enhance the efficiency of wireless networks could reduce the use and need for tower-based wireless services transmission and reception and have the effect of decreasing demand for tower space. Examples of such technologies include technologies that enhance spectral capacity, such as lower-rate vocoders, which can increase the capacity at existing sites and reduce the number of additional sites a given carrier needs to serve any given subscriber base. In addition, the emergence of new technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of radio and video services by direct broadcast satellites could adversely affect demand for our antenna space. The development and implementation of any of these and similar technologies to any significant degree could have a material adverse effect on our operations.

We could have liability under environmental laws.

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state and local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As the owner, lessee or operator of many thousands of real estate sites underlying our towers, we may be liable for substantial costs of remediating soil and groundwater contaminated by hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of or were responsible for the contamination. Many of these laws and regulations contain information reporting and record keeping requirements. We cannot assure you that we are at all times in complete compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The current cost of complying with these laws (including amounts we expect to pay the EPA pursuant to the Facilities Audit Agreement) is not material to our financial condition or results of operations. However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to government regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

Our business, and that of our customers, is subject to federal, state, local and foreign regulation, including by the FAA, the FCC, the EPA and OSHA. Both the FCC and the FAA regulate towers used for wireless communications and radio and television broadcasting and the FCC separately regulates transmitting devices operating on towers. Similar regulations exist in Mexico, Brazil and other foreign countries regarding wireless communications and the operation of communications towers. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site, or site upgrades, thereby limiting our ability to respond to customer demands and requirements. Existing regulatory policies may adversely affect the associated timing or cost of such projects and additional regulations may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could adversely affect our operations.

Increasing competition in the tower industry may create pricing pressures that may adversely affect us.

Our industry is highly competitive, and our customers have numerous alternatives for leasing antenna space. Some of our competitors, such as national wireless carriers that allow collocation on their towers, are larger and have greater financial resources than we do, while other competitors are in a weaker financial condition or may have lower return on investment criteria than we do.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 84% of the communications sites in our portfolio as of December 31, 2007 are located on land we do not own. Approximately 87% of the ground agreements for these sites have a final expiration date of 2017 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse effect on us.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. If we are unable or choose not to exercise our rights to purchase towers under these agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated. For example, our SpectraSite subsidiary has entered into lease or sublease agreements with affiliates of SBC Communications, a predecessor entity to AT&T Mobility, with respect to approximately 2,500 towers pursuant to which SpectraSite has the option to purchase the sites upon the expiration of the lease or sublease beginning in 2013. The aggregate purchase option price for the AT&T Mobility towers was approximately $341.2 million as of December 31, 2007, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In addition, we have entered into a similar agreement with ALLTEL Communications, Inc. (“ALLTEL”) with respect to approximately 1,800 towers, for which we have an option to purchase the sites upon the expiration of the lease or sublease beginning in 2016. The aggregate purchase option price for the ALLTEL towers was approximately $59.6 million as of December 31, 2007, and will accrete at a rate of 3% per year through the expiration of the lease or sublease period. At ALLTEL’s option, at the expiration of the sublease period, the purchase price will be payable in cash or with 769 shares of our Class A common stock per tower. We may not have the required available capital to exercise our right to purchase these or other leased or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our financial results could be adversely affected.

Our towers may be affected by natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage.

Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen damage. Any damage or destruction to our towers as a result of these or other risks would impact our ability to provide services to our customers and could impact our results of operation and financial condition. For example, as a result of the severe hurricane activity in 2005, approximately 25 of our broadcast and wireless communications sites in the southeastern United States and Mexico suffered material damage and many more suffered lesser damage. While we maintain insurance, including business interruption insurance, for our towers against these risks, we may not have adequate insurance to cover the associated costs of repair or reconstruction. Further, such business interruption insurance may not adequately cover all of our lost revenues, including potential revenues from new tenants that could have been added to our towers but for the damage. If we are unable to provide services to our customers as a result of damage to our towers, it could lead to customer loss, resulting in a corresponding adverse effect on our business, results of operations and financial condition.

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

Our historical stock option granting practices are subject to ongoing governmental proceedings, which could result in fines, penalties or other liability.

In May 2006, we announced that our Board of Directors had established a special committee of independent directors to conduct a review of our stock option granting practices and related accounting. Subsequent to the formation of the special committee, we received an informal letter of inquiry from the SEC, a subpoena from the office of the United States Attorney for the Eastern District of New York, information document requests from the Internal Revenue Service and requests for information from the Department of Labor, each requesting documents and information related to our stock option grants and practices. We are cooperating with these governmental authorities to provide the requested documents and information. These governmental proceedings are ongoing, and the time period necessary to resolve these proceedings is uncertain and could require significant additional management and financial resources. Significant legal and accounting expenses related to these matters have been incurred to date, and we will continue to incur expenses in the future. Depending on the outcomes of these proceedings, we and members of our senior management could be subject to regulatory fines, penalties, enforcement actions or other liability, which could have a material adverse impact on our financial condition and results of operations and liquidity. In addition, as a result of the special committee’s findings, we restated our historical financial statements to, among other things, record changes for stock-based compensation expense (and related tax effects) relating to certain past stock option grants.

Pending civil litigation relating to our historical stock option granting practices exposes us to risks and uncertainties.

We and certain current and former directors and officers are defendants in a purported federal securities class action and two consolidated shareholder derivative actions relating to our historical stock option granting practices and related accounting. In December 2007, we announced that we had reached a settlement in principle regarding the class action. The settlement, which was preliminarily approved by the court in February 2008, provides for a payment by us of $14 million and would lead to a dismissal of all claims against all defendants in the litigation. We have reached agreements with our insurers related to the settlement, pursuant to which we expect to receive approximately $12.5 million in insurance proceeds. We will satisfy our obligations under the settlement agreement by making the required payment to an escrow account controlled by the plaintiffs. However, the settlement will not be final until the court disposes of any objections to, or appeals of, the settlement by members of the plaintiff class. The consolidated shareholder derivative actions filed in Massachusetts state court and in federal district court in Massachusetts were dismissed in October 2007 and February 2008, respectively. The decision of the Massachusetts state court has since been appealed by the plaintiffs. If the appeal is successful or the class action settlement is overturned, then the litigation would continue. In those circumstances, the outcomes of the class action and derivative actions could not be predicted by us with certainty and are dependent upon many factors beyond our control. If these actions are successful, however, they could have a material adverse impact on our financial position, results of operations and liquidity. These matters and any other related lawsuits that may be filed could also result in substantial costs to us and a diversion of our management’s attention and resources, which could have a negative impact on our financial condition and results of operations. For more information regarding the litigation related to our historical stock option granting practices, please see “Legal Proceedings” below and note 9 to our consolidated financial statements included in this Annual Report.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal offices are located in Boston, Southborough and Woburn, Massachusetts; Atlanta, Georgia; Cary, North Carolina; Mexico City, Mexico; and Sao Paulo, Brazil. Details of each of these offices are provided below:

Location	Function	Size (square feet)	Property Interest
Boston, MA	Corporate Headquarters, US Tower Division Headquarters and American Tower International Headquarters	19,600	Leased

Southborough, MA	Information Technology Data Center	13,900	Leased

Woburn, MA	US Tower Division, Lease Administration, Site Leasing Management and Broadcast Division Headquarters	57,800	Owned(1)

Atlanta, GA	US Tower Division, Accounting Services Headquarters	21,400	Leased

Cary, North Carolina	US Tower Division, New Site Development, Site Operations and Structural Engineering Services Headquarters	17,500	Leased

Mexico City, Mexico	Mexico Headquarters	11,000	Leased

Sao Paulo, Brazil	Brazil Headquarters	5,200	Leased

(1)	The facility in Woburn contains a total of 163,000 square feet of space. Approximately 57,100 square feet of space is occupied by our lease administration office and our broadcast division, and we lease the remaining space to unaffiliated tenants.

In addition to the principal offices set forth above, we maintain 15 regional area offices in the United States through which we operate our tower leasing and services businesses. We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs. We have also established an office in Delhi, India to pursue business opportunities in India and Southeast Asia, and we have an international business development group based in London, England.

Our interests in our communications sites are comprised of a variety of ownership interests, including leases created by long-term ground lease agreements, easements, licenses or rights-of-way granted by government entities. Pursuant to the loan agreement for the Securitization, the tower sites subject to the Securitization are subject to mortgages, deeds of trust and deeds to secure the loan. A typical tower site consists of a compound enclosing the tower site, a tower structure, and one or more equipment shelters that house a variety of transmitting, receiving and switching equipment. There are three principal types of towers: guyed, self-supporting lattice, and monopole.

•

A guyed tower includes a series of cables attaching separate levels of the tower to anchor foundations in the ground. A guyed tower can reach heights of up to 2,000 feet. A guyed tower site for a typical broadcast tower can consist of a tract of land of up to 20 acres.

•

A lattice tower typically tapers from the bottom up and usually has three or four legs. A lattice tower can reach heights of up to 1,000 feet. Depending on the height of the tower, a lattice tower site for a wireless communications tower can consist of a tract of land of 10,000 square feet for a rural site or less than 2,500 square feet for a metropolitan site.

•

A monopole is a tubular structure that is used primarily to address space constraints or aesthetic concerns. Monopoles typically have heights ranging from 50 to 200 feet. A monopole tower site of the kind typically used in metropolitan areas for a wireless communications tower can consist of a tract of land of less than 2,500 square feet.

Of the approximately 22,800 communications sites in our portfolio as of December 31, 2007, approximately 84% are located on land we do not own. Ground agreements for land underlying our towers generally have an initial term of five years with three or four additional automatic renewal periods of five years, for a total of twenty to twenty-five years. As a result, approximately 87% of the ground agreements for our sites have a final expiration date of 2017 and beyond.

ITEM 3.    LEGAL PROCEEDINGS

As previously reported, our wholly owned subsidiary, Verestar, Inc. (“Verestar”), filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003 in the U.S. Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). In June 2004, the Bankruptcy Court approved a stipulation between Verestar and the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the “Committee”) that permitted the Committee to file claims against us and/or our affiliates on behalf of Verestar. In connection therewith, in July 2005, the Committee filed a complaint in the U.S. District Court for the Southern District of New York against us and certain of our and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against us. The cases were consolidated, and in September 2006, the Bankruptcy Court approved the parties’ decision to mediate the Verestar bankruptcy proceedings and related litigation and stayed all aspects of the case pending the completion of mediation. In July 2007, we participated in mediation with the Committee and reached agreement on terms for a proposed settlement. In October 2007, we finalized a settlement agreement with the Committee, pursuant to which we agreed to pay $32.0 million and the parties agreed to a mutual release of all claims existing prior to the execution of the settlement agreement. The release of claims applies to all of the defendants, including us, as well as our and Verestar’s current and former officers, directors and advisors named in the litigation. In November 2007, following approval by the Bankruptcy Court, the settlement agreement became effective, and the litigation was dismissed. We paid the $32.0 million settlement amount in November 2007 and are in discussions with our insurers concerning the amount of their contribution to the settlement.

In addition, we are subject to a number of pending legal and governmental proceedings regarding our historical stock option granting practices and related accounting, as set forth below.

On May 18, 2006, we received a letter of informal inquiry from the SEC Division of Enforcement requesting documents related to our stock option grants and stock option practices. The inquiry is focused on stock options granted to senior management and members of our Board of Directors during the period 1997 to 2006. We continue to cooperate with the SEC to provide the requested information and documents. We have become aware that a former officer of the Company has received a “Wells” notice from the SEC which affords such individual the opportunity to make a submission to the SEC with respect to contemplated civil enforcement recommendations against such individual for certain violations of the federal securities laws.

On May 19, 2006, we received a subpoena from the United States Attorney’s Office for the Eastern District of New York for records and information relating to our stock option granting practices. The subpoena requests materials related to certain stock options granted between 1995 and 2006. We continue to cooperate with the U.S. Attorney’s Office to provide the requested information and documents.

On May 26, 2006, a securities class action was filed in United States District Court for the District of Massachusetts against us and certain of our current officers by John S. Greenebaum for monetary relief. Specifically, the complaint named us, James D. Taiclet, Jr. and Bradley E. Singer as defendants and alleged that the defendants violated federal securities laws in connection with public statements made relating to our stock option practices and related accounting. The complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In December 2006, the court appointed the Steamship Trade Association-International Longshoreman’s Association Pension Fund as the lead plaintiff. In March 2007, plaintiffs filed an amended consolidated complaint, which included additional current and former officers and directors of the Company as defendants. In December 2007, we announced that we had reached a settlement in principle regarding the securities class action. The settlement, which was preliminarily approved by the court in

February 2008, provides for a payment by us of $14.0 million and would lead to a dismissal of all claims against all defendants in the litigation. We have reached agreements with our insurers related to the settlement, pursuant to which we expect to receive approximately $12.5 million in insurance proceeds. We will satisfy our obligations under the settlement agreement by making the required payment to an escrow account controlled by the plaintiffs. We expect to pay the settlement amount, and receive the associated insurance proceeds, in the first half of 2008.

On May 24, 2006 and June 14, 2006, two shareholder derivative lawsuits were filed in Suffolk County Superior Court in Massachusetts by Eric Johnston and Robert L. Garber, respectively. The lawsuits were filed against certain of our current and former officers and directors for alleged breaches of fiduciary duties and unjust enrichment in connection with our historical stock option granting practices. The lawsuits also named us as a nominal defendant. The lawsuits sought to recover the damages sustained by us and disgorgement of all profits received with respect to the alleged backdated stock options. In October 2006, these two lawsuits were consolidated, and in October 2007, the court dismissed the complaint, without leave to amend, due to the plaintiffs’ failure to make a demand upon our Board of Directors before initiating their lawsuits. In December 2007, the plaintiffs filed an appeal of that decision, which remains pending.

On June 13, 2006, June 22, 2006 and August 23, 2006, three shareholder derivative lawsuits were filed in United States District Court for the District of Massachusetts by New South Wales Treasury Corporation, as Trustee for the Alpha International Managers Trust, Frank C. Kalil and Don Holland, and Leslie Cramer, respectively. The lawsuits were filed against certain of our current and former officers and directors for alleged breaches of fiduciary duties, waste of corporate assets, gross mismanagement and unjust enrichment in connection with our historical stock option granting practices. The lawsuits also named us as a nominal defendant. In December 2006, the court consolidated these three lawsuits and appointed New South Wales Treasury Corporation as the lead plaintiff. In February 2007, the plaintiffs filed an amended consolidated complaint. In February 2008, the court dismissed the complaint due to the plaintiffs’ failure to make a demand on our Board of Directors before initiating their lawsuits. In December 2007, the plaintiffs also made a demand on our Board of Directors, which is being assessed by a special litigation committee of our Board of Directors.

On August 31, 2006, we received an Information Document Request from the Internal Revenue Service (“IRS”) for documents and information relating to our stock option granting practices and related accounting. The Information Document Request requests materials related to certain stock options granted between 1998 and 2005. We have received subsequent related requests and we continue to cooperate with the IRS to provide the requested information and documents.

In August 2007, we received a request for information from the Department of Labor with respect to our retirement savings plan, including documents related to our historical stock option grants and our historical stock option administrative practices, in particular materials related to certain stock options granted between 2005 and 2007. We have provided documents and information in response to the request and continue to cooperate with the Department of Labor in this matter.

As discussed in Item 1 of this Annual Report under the caption “Regulatory Matters,” we entered into a Facilities Audit Agreement with the EPA that provides for payment of penalties as a result of non-compliance with certain notice and record-keeping requirements. We do not expect that the aggregate penalties payable under the Facilities Audit Agreement will be material to our financial condition or results of operations.

We periodically become involved in various claims and lawsuits that are incidental to our business. In the opinion of management, after consultation with counsel, other than the litigation discussed above and in note 9 to our consolidated financial statements included in this Annual Report related to our historical stock option granting practices, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents reported quarterly high and low per share sale prices of our Class A common stock on the New York Stock Exchange (“NYSE”) for the years 2007 and 2006.

2007	High	Low
Quarter ended March 31	$41.31	$36.63
Quarter ended June 30	43.84	37.64
Quarter ended September 30	45.45	36.34
Quarter ended December 31	46.53	40.08

2006	High	Low
Quarter ended March 31	$32.68	$26.66
Quarter ended June 30	35.75	27.35
Quarter ended September 30	36.92	29.98
Quarter ended December 31	38.74	35.21

On February 29, 2008, the closing price of our Class A common stock was $38.44 per share as reported on the NYSE. As of February 29, 2008, we had 395,748,826 outstanding shares of Class A common stock and 528 registered holders.

Dividends

We have never paid a dividend on any class of our common stock. We anticipate that we may retain future earnings, if any, to fund the development and growth of our business. The indentures governing our 7.50% senior notes due 2012 (“7.50% Notes”) and our 7.125% senior notes due 2012 (“7.125% Notes”) may prohibit us from paying dividends to our stockholders unless we satisfy certain financial covenants.

The loan agreement for our Revolving Credit Facility and the indentures governing the terms of our 7.50% Notes and 7.125% Notes contain covenants that restrict our ability to pay dividends unless certain financial covenants are satisfied. In addition, while SpectraSite and its subsidiaries are classified as unrestricted subsidiaries under the indentures for our 7.50% Notes and 7.125% Notes, certain of SpectraSite’s subsidiaries are subject to restrictions on the amount of cash that they can distribute to us under the loan agreement related to our Securitization. For more information about the restrictions under the loan agreement for the Revolving Credit Facility, our notes indentures and the loan agreement related to the Securitization, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and note 3 to our consolidated financial statements included in this Annual Report.

Performance Graph

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return of the S&P 500 Index, the Russell Midcap Index and the Dow Jones US Telecommunications Equipment Index. The performance graph assumes that on December 31, 2002, $100 was invested in each of our Class A common stock, the S&P 500 Index, the Russell Midcap Index and the Dow Jones US Telecommunications Equipment Index. The cumulative return shown in the graph assumes reinvestment of all dividends. The performance of our Class A common stock reflected below is not necessarily indicative of future performance.

	Cumulative Total Returns
	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/30/2007
American Tower Corporation	$100.00	$306.52	$521.25	$767.71	$1,059.09	$1,206.80
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.87
Russell MidCap Index	100.00	140.06	168.38	189.68	218.63	230.87
Dow Jones US Telecommunications Equipment Index	100.00	180.18	187.06	189.66	220.88	228.12

Recent Sales of Unregistered Securities

During the three months ended December 31, 2007, we issued an aggregate of 32,820 shares of our Class A common stock upon the exercise of 4,580 warrants assumed in our merger with SpectraSite, Inc. In August 2005, in connection with the merger, we assumed approximately 1.0 million warrants to purchase shares of SpectraSite, Inc. common stock. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase 7.15 shares of Class A common stock at an exercise price of $32 per warrant. Net proceeds from these warrant exercises were $146,880. The shares were issued in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended, and Section 1145 of the United States Code. No underwriters were engaged in connection with such issuances.

During the three months ended December 31, 2007, we issued an aggregate of 14,091 shares of our Class A common stock upon the exercise of 1,000 warrants. The warrants were originally issued in January 2003 as part of an offering of 808,000 units, each consisting of $1,000 principal amount at maturity of ATI 12.25% senior subordinated discount notes due 2008 (“ATI 12.25% Notes”) and a warrant to purchase 14.0953 shares of our Class A common stock. The warrants have an exercise price of $0.01 per share and will expire on August 1, 2008. These warrants were exercised pursuant to a cashless net exercise pursuant to the warrant agreement, and as a result, there were no net proceeds from these warrant exercises. The shares were issued in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances.

During the three months ended December 31, 2007, we issued an aggregate of 48 shares of our Class A common stock upon conversion of $1,000 principal amount of our 3.00% convertible notes due August 15, 2012 (“3.00% Notes”). Pursuant to the terms of the indenture, holders of the 3.00% Notes receive 48.7805 shares of our Class A common stock for every $1,000 principal amount of notes converted. All shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances.

During the three months ended December 31, 2007, we issued an aggregate of 1,349,832 shares of our Class A common stock upon conversion of $16.5 million principal amount of our 3.25% Notes. Pursuant to the terms of the indenture, holders of the 3.25% Notes receive 81.808 shares of our Class A common stock for every $1,000 principal amount of notes converted. All shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances. In connection with the conversion, we paid an aggregate of $0.5 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of the future interest payments on the notes.

Subsequent to December 31, 2007, we issued unregistered shares of our Class A common stock pursuant to warrant exercises and conversions of convertible notes, as set forth in Item 9B of this Annual Report under the caption “Other Information.”

Issuer Purchases of Equity Securities

During the three months ended December 31, 2007, we repurchased 8,895,570 shares of our Class A common stock for an aggregate of $385.1 million pursuant to the $1.5 billion stock repurchase program publicly announced in February 2007, as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(In millions)
October 2007	3,493,426	$43.30	3,493,426	$449.9
November 2007	2,891,719	$44.16	2,891,719	$322.2
December 2007	2,510,425	$44.20	2,510,425	$216.2

Total Fourth Quarter	8,895,570	$43.27	8,895,570	$216.2

(1)	Issuer repurchases pursuant to the $1.5 billion stock repurchase program publicly announced in February 2007. Under this program, our management was authorized through February 2008 to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we typically made purchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which allow us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

Subsequent to December 31, 2007, we repurchased 4.3 million shares of our Class A common stock for an aggregate of $163.7 million pursuant to this program.

In February 2008, our Board of Directors approved a new stock repurchase program, pursuant to which we are authorized to purchase up to an additional $1.5 billion of our Class A common stock. Purchases under this stock repurchase program are subject to us having available cash to fund repurchases, as further described in Item 1A of this Annual Report under the caption “Risk Factors—We anticipate that we may need additional financing to fund our stock repurchase programs, to refinance our existing indebtedness and to fund future growth and expansion initiatives” and Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected financial data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes to those consolidated financial statements included in this Annual Report.

Our continuing operations are reported in two segments: rental and management and network development services. In accordance with generally accepted accounting principles, the consolidated statements of operations for all periods presented in this “Selected Financial Data” have been adjusted to reflect certain businesses as discontinued operations (see note 1 to our consolidated financial statements included in this Annual Report).

Year-to-year comparisons are significantly affected by our acquisitions, dispositions and, to a lesser extent, construction of towers. Our August 2005 merger with SpectraSite, Inc. (as discussed in note 4 to our consolidated financial statements included in this Annual Report) significantly impacts the comparability of reported results between periods.

	Year Ended December 31,
	2007		2006		2005	2004	2003
	(In thousands, except per share data)
Statements of Operations Data:
Revenues:
Rental and management	$1,425,975		$1,294,068		$929,762	$684,422	$619,697
Network development services	30,619		23,317		15,024	22,238	12,796

Total operating revenues	1,456,594		1,317,385		944,786	706,660	632,493

Operating expenses:
Costs of operations (exclusive of items shown separately below)
Rental and management	343,450		332,246		247,781	195,242	192,380
Network development services	16,172		11,291		8,346	16,220	7,419
Depreciation, amortization and accretion	522,928		528,051		411,254	329,449	330,414
Selling, general, administrative and development expense	186,483		159,324		108,059	83,094	83,492
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense	9,198		2,572		34,232	23,876	31,656

Total operating expenses	1,078,231		1,033,484		809,672	647,881	645,361

Operating income (loss)	378,363		283,901		135,114	58,779	(12,868)
Interest income, TV Azteca, net	14,207		14,208		14,232	14,316	14,222
Interest income	10,848		9,002		4,402	4,844	5,255
Interest expense	(235,824)		(215,643)		(222,419)	(262,237)	(279,783)
Loss on retirement of long-term obligations	(35,429)		(27,223)		(67,110)	(138,016)	(46,197)
Other income (expense)	20,675		6,619		227	(2,798)	(8,598)

Income (loss) before income taxes, minority interest and income (loss) on equity method investments	152,840		70,864		(135,554)	(325,112)	(327,969)
Income tax (provision) benefit	(59,809)		(41,768)		(5,714)	83,338	85,567
Minority interest in net earnings of subsidiaries	(338)		(784)		(575)	(2,366)	(3,703)
Income (loss) on equity method investments	19		26		(2,078)	(2,915)	(21,221)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$92,712		$28,338		$(143,921)	$(247,055)	$(267,326)

Basic and diluted income (loss) per common share from continuing operations before cumulative effect of change in accounting principle(1)	$0.22		$0.06		$(0.47)	$(1.10)	$(1.28)

Weighted average common shares outstanding(1)
Basic	413,167		424,525		302,510	224,336	208,098

Diluted	426,079		436,217		302,510	224,336	208,098

Other Operating Data:
Ratio of earnings to fixed charges(2)	1.50	x	1.25	x	—	—	—

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash and investments)(3)	$86,807	$281,264	$112,701	$215,557	$275,501
Property and equipment, net	3,045,186	3,218,124	3,460,526	2,273,356	2,483,324
Total assets	8,130,457	8,613,219	8,786,854	5,107,696	5,310,906
Long-term obligations, including current portion	4,285,284	3,543,016	3,613,429	3,293,614	3,359,731
Total stockholders’ equity	3,022,092	4,384,916	4,541,821	1,490,767	1,629,621

(1)	Basic income (loss) per common share from continuing operations represents income (loss) from continuing operations divided by the weighted average number of common shares outstanding during the period. Diluted income per common share from continuing operations for the years ended December 31, 2007 and 2006 represents income from continuing operations divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options and warrants, as determined under the treasury stock method, and upon conversion of our convertible notes, as determined under the if-converted method. Diluted loss per common share from continuing operations amounts for periods prior to 2006 have excluded shares issuable upon exercise of stock options and warrants and upon conversion of our convertible notes, as their effect is anti-dilutive.

(2)	For the purpose of this calculation, “earnings” consists of income (loss) from continuing operations before income taxes, minority interest in net earnings of subsidiaries, income (loss) on equity method investments and fixed charges (excluding interest capitalized and amortization of interest capitalized. “Fixed charges” consist of interest expense, including amounts capitalized, amortization of debt discount and related issuance costs and the component of rental expense associated with operating leases believed by management to be representative of the interest factor thereon. We had an excess (deficiency) in earnings to fixed charges in each period as follows (in thousands): 2007–$155,462; 2006–$72,813; 2005–$(133,464); 2004–$(322,806); and 2003–$(326,154).

(3)	As of December 31, 2007, includes approximately $53.7 million in restricted cash on deposit in reserve accounts related to the Certificates issued in our Securitization transaction. As of December 31, 2006, 2005 and 2004, amounts include cash and cash equivalents only. As of December 31, 2003, includes approximately $170.0 million of restricted funds that were held in escrow to pay, repurchase, redeem or retire certain of our outstanding debt through January 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosures in our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and the information set forth under the caption “Critical Accounting Policies and Estimates” beginning at page 50.

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment gross margin and segment operating profit as a means to measure operating performance in these business segments. We define segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the rental and management segment also include interest income, TV Azteca, net (see note 14 to our consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), minority interest in net earnings of subsidiaries, income on equity method investments, income taxes and discontinued operations.

Executive Overview

Our principal operating segment is our rental and management segment, which accounted for approximately 98% of our total revenues and approximately 99% of our segment operating profit for the years ended December 31, 2007 and 2006. The primary factors affecting the stability and growth of our revenues and cash flows for this segment are our recurring revenues from existing tenant leases and the contractual escalators in those leases, leasing additional space on our existing towers, acquiring and building additional tower sites and the degree to which any of our existing customer leases are cancelled. We continue to believe that our leasing revenue is likely to increase due to the growing use of wireless communications services and our ability to utilize existing tower capacity. In addition, we believe the majority of our leasing activity will continue to come from customers providing wireless broadband-services.

The majority of our tenant leases with wireless carriers are for an initial term of five to ten years, with multiple five-year renewal terms thereafter. Accordingly, nearly all of the revenue generated by our rental and management segment as of the end of December 2007 is recurring revenue that we should continue to receive in future periods. In addition, most of our leases have provisions that periodically increase the rent due under the lease. These contractual escalators are typically annual and are based on a fixed percentage (generally three to five percent), inflation, or a fixed percentage plus inflation. Revenue generated by rate increases based on fixed escalation clauses is recognized on a straight-line basis over the non-cancelable term of the applicable agreement. We also routinely seek to extend our tenant leases with our customers, which has the effect of increasing the non-cancelable term of the agreement and creating additional stability for our revenues and cash flows.

The revenues generated by our rental and management segment also may be affected by cancellations of existing customer leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multi-year contracts, which typically may not be cancelled or, in some instances, may be cancelled only upon payment of a termination fee. Accordingly, lease cancellations historically have not had a material adverse effect on the revenues generated by our rental and management segment. During the year ended December 31, 2007, tenant leases representing less than 2% of our total revenues were cancelled.

A significant majority of our revenue growth in the year ended December 31, 2007 was attributable to incremental revenue generated by our existing communications sites. During 2007, incremental revenue attributable to those sites that existed during the entire period between January 1, 2006 and December 31, 2007, was approximately $118.3 million, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, the effects of straight-line accounting treatment of contractual escalators in our tenant leases and favorable currency exchange rate changes, offset by lease cancellations.

Our ability to lease additional space on our sites is a function of the rate at which wireless carriers deploy capital to improve and expand their wireless networks and, to a lesser extent, the location of and available capacity on our existing sites. This rate, in turn, is influenced by the growth of wireless communications services and related infrastructure, the financial performance of our customers and their access to capital, and general economic conditions. We believe leasing additional space on our existing sites will contribute the substantial majority of our year-over-year revenue growth in 2008.

We also generate revenues by building and acquiring new communications sites. We constructed or acquired 462 and 325 sites in the years ended December 31, 2007 and 2006, respectively. Because of the nature of our recurring revenues described above, our results of operations only reflect revenues generated on these sites following the respective dates of their construction or acquisition, which affects year-over-year comparisons. During 2007, incremental revenue attributable to these approximately 790 sites that were built or acquired between January 1, 2006 and December 31, 2007, was approximately $13.6 million.

We completed our merger with SpectraSite, Inc., an owner and operator of approximately 7,800 wireless and broadcast towers and in-building distributed antenna systems in the United States, in August 2005. As a result, our results of operations for the years ended December 31, 2007 and 2006 differ significantly from our results of operations for the year ended December 31, 2005, because our results of operations for the year ended December 31, 2005 include SpectraSite, Inc. for only the five month period following the merger, whereas our results of operations for the years ended December 31, 2007 and 2006, include SpectraSite, Inc. for each full year period.

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

Results of Operations

Years Ended December 31, 2007 and 2006

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2007	2006
	(In thousands)
REVENUES:
Rental and management	$1,425,975	$1,294,068	$131,907	10%
Network development services	30,619	23,317	7,302	31

Total revenues	1,456,594	1,317,385	139,209	11

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	343,450	332,246	11,204	3
Network development services	16,172	11,291	4,881	43
Depreciation, amortization and accretion	522,928	528,051	(5,123)	(1)
Selling, general, administrative and development expense (including $54,603 and $39,502 of stock-based compensation expense, respectively)	186,483	159,324	27,159	17
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense	9,198	2,572	6,626	258

Total operating expenses	1,078,231	1,033,484	44,747	4

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense $1,490 and $1,491	14,207	14,208	(1)
Interest income	10,848	9,002	1,846	21
Interest expense	(235,824)	(215,643)	20,181	9
Loss on retirement of long-term obligations	(35,429)	(27,223)	8,206	30
Other income	20,675	6,619	14,056	212
Income tax provision	(59,809)	(41,768)	18,041	43
Minority interest in net earnings of subsidiaries	(338)	(784)	(446)	(57)
Income on equity method investments	19	26	(7)	(27)
Loss from discontinued operations, net	(36,396)	(854)	35,542	4,162

Net income	$56,316	$27,484	$28,832	105%

Total Revenues

Total revenues for the year ended December 31, 2007 were $1,456.6 million, an increase of $139.2 million from the year ended December 31, 2006. Approximately $131.9 million of the increase was attributable to an increase in rental and management revenue. The balance of the increase resulted from an increase in network development services revenue of $7.3 million.

Rental and Management Revenue

Rental and management revenue for the year ended December 31, 2007 was $1,426.0 million, an increase of $131.9 million from the year ended December 31, 2006. Approximately $118.3 million of the increase resulted from incremental revenue generated by communications sites that existed during the entire period between January 1, 2006 and December 31, 2007, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators, net of straight-line accounting treatment, favorable currency exchange rates and the net increase in straight-line revenue from extending the renewal dates of thousands of our tenant leases, partially offset by lease cancellations. Approximately $13.6 million of the increase resulted from approximately 790 communications sites acquired and/or constructed subsequent to January 1, 2006. We believe that our rental and management revenue will grow as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless service providers.

Network Development Services Revenue

Network development services revenue for the year ended December 31, 2007 was $30.6 million, an increase of $7.3 million from the year ended December 31, 2006. The increase was primarily attributable to revenues generated by our structural analysis services, related in part to our January 2007 acquisition of a structural analysis engineering firm, which enabled us to increase our structural analysis capabilities. As we continue to focus on and grow our site leasing business, however, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2007 were $1,078.2 million, an increase of $44.7 million from the year ended December 31, 2006. The increase was attributable to an increase in selling, general, administrative and development expense of $27.2 million, an increase in expenses within our rental and management segment of $11.2 million, an increase in expenses within our network development services segment of $4.9 million and an increase in impairments, net loss on sale of long-lived assets, restructuring and merger related expense of $6.6 million. These increases were offset by a decrease in depreciation, amortization and accretion expense of $5.1 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the year ended December 31, 2007 was $343.5 million, an increase of $11.2 million from the year ended December 31, 2006. Approximately $7.5 million of the increase was attributable to communications sites which existed during the period between January 1, 2006 and December 31, 2007, and approximately $3.7 million of the increase was related to approximately 790 sites acquired and/or constructed subsequent to January 1, 2006. The increase in expenses related to existing towers as of January 1, 2006 resulted primarily from increases in ground rent.

Rental and management segment gross margin for the year ended December 31, 2007 was $1,096.7 million, an increase of $120.7 million from the year ended December 31, 2006. The increase resulted from the additional rental and management revenue described above, partially offset by the increase in rental and management expense.

Rental and management segment operating profit for the year ended December 31, 2007 was $1,030.8 million, an increase of $115.9 million from the year ended December 31, 2006. This was comprised of the $120.7 million increase in rental and management segment gross margin described above, net of an increase of $4.8 million in selling, general, administrative and development expenses related to the rental and management segment.

Network Development Services Expense

Network development services expense for the year ended December 31, 2007 was $16.2 million, an increase of $4.9 million from the year ended December 31, 2006. The majority of the increase correlates to the growth in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the year ended December 31, 2007 was $522.9 million, a decrease of $5.1 million from the year ended December 31, 2006. The decrease was primarily attributable to the finalization in June 2006 of the purchase price allocation related to long-lived assets acquired in connection with the SpectraSite merger, which resulted in decreases in the fair values of certain intangible assets and changes in the estimated useful lives of certain tangible and intangible assets.

As discussed in note 1 to our consolidated financial statements included herein, we are in the process of reviewing the estimated useful lives of our tower assets. We now have over ten years of operating history, and we are considering whether we should modify our current estimates for asset lives based on our historical operating experience. We have retained an independent consultant to assist us in completing this review, and we received a report from the consultant in the first quarter of 2008, which we are in the process of analyzing. If we conclude that a revision in the estimated useful lives of our tower assets is appropriate, we will account for any changes in the useful lives as a change in accounting estimate under Statement of Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections,” which will be recorded prospectively beginning in the period of change. Based on preliminary information obtained to date, we expect that our estimated asset lives may be extended, which would result in prospective decreases in depreciation and amortization, and such changes could be material to future depreciation and amortization and our consolidated results of operations.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the year ended December 31, 2007 was $186.5 million, an increase of $27.2 million from the year ended December 31, 2006. The increase was primarily attributable to an increase of $15.1 million in stock-based compensation expense and a decrease of $2.3 million in costs associated with the legal and governmental proceedings related to the review of our historical stock option granting practices and related accounting, and other related costs. See “—Stock Option Review and Related Matters” below. Stock-based compensation expense included $7.6 million related to the modification of certain stock option awards for two members of senior management who terminated their employment during the year ended December 31, 2007. The remaining $14.4 million net increase was primarily the result of increases in employee compensation expenses other than stock-based compensation expense, primarily related to administrative, information technology and business development activities.

Impairments, Net Loss on Sale of Long-lived Assets, Restructuring and Merger Related Expense

Impairments, net loss on sale of long-lived assets, restructuring and merger related expense for the year ended December 31, 2007 was $9.2 million, an increase of $6.6 million from the year ended December 31, 2006. The increase was primarily due to a $3.1 million increase in impairments and net loss on sale of long-lived assets.

Interest Income

Interest income for the year ended December 31, 2007 was $10.8 million, an increase of $1.8 million from the year ended December 31, 2006. The increase was primarily attributable to an increase in average interest-earning cash balances.

Interest Expense

Interest expense for the year ended December 31, 2007 was $235.8 million, an increase of $20.2 million from the year ended December 31, 2006. The increase was primarily attributable to an approximately 9% increase in our average outstanding debt, as a result of the debt financing activities described in “Liquidity and Capital Resources” below and note 3 to our consolidated financial statements included herein.

Loss on Retirement of Long-Term Obligations

During the year ended December 31, 2007, approximately $89.5 million principal amount of our 3.25% Notes were converted into shares of our Class A common stock, and we repurchased pursuant to tender offers approximately $192.5 million principal amount of our 5.0% Notes and $324.8 million principal amount of our ATI 7.25% Notes. We also repaid all amounts outstanding under the credit facilities of SpectraSite and at the AMT OpCo level and terminated all commitments thereunder. In addition, we repaid all amounts outstanding under our $500.0 million senior unsecured term loan credit facility and terminated the loan. As a result of these transactions, we recorded a charge of $35.4 million related to amounts paid in excess of the carrying value and the write-off of related deferred financing fees.

During the year ended December 31, 2006, approximately $45.0 million principal amount of our 3.25% Notes were converted into shares of our Class A common stock, and we repurchased approximately $74.9 million principal amount of our ATI 7.25% Notes and $23.5 million principal amount of our 5.0% Notes. In addition, on February 1, 2006, we redeemed $227.7 million aggregate principal amount ($162.1 million accreted value, net of $7.0 million fair value discount allocated to warrants) of our ATI 12.25% Notes in accordance with the indenture at 106.125% of their accreted value for an aggregate of $179.5 million. As a result of these transactions, we recorded a charge of $27.2 million related to amounts paid in excess of the carrying value and the write-off of related deferred financing fees.

For more information regarding our financing activities, see “—Liquidity and Capital Resources—Refinancing Activities and Repurchases of Debt” below.

Other Income

Other income for the year ended December 31, 2007 was $20.7 million, an increase of $14.1 million from the year ended December 31, 2006. The increase was primarily attributable to an increase of $5.5 million of gains recognized on the sale of our common stock investment in FiberTower Corporation and an increase of $6.2 million in gains recognized from the mark to market and subsequent settlement of certain interest rate swap agreements.

Income Tax Provision

The income tax provision for the year ended December 31, 2007 was $59.8 million, as compared to $41.8 million for the year ended December 31, 2006, representing an increase of $18.0 million from the prior year period. The effective tax rate was 39.1% for the year ended December 31, 2007, as compared to 58.9% for the year ended December 31, 2006.

The effective tax rate on income from continuing operations for the year ended December 31, 2007 differs from the federal statutory rate primarily due to the reversal of $27.6 million of valuation allowances on net state deferred tax assets offset by a $7.6 million deferred tax liability recorded in the three months ended December 31, 2007 related to unrealized foreign currency gains on intercompany loans with our Brazilian subsidiary. These items are described in note 2 to our consolidated financial statements included herein. Other differences from the federal statutory rate include other foreign items, settlement of tax reserves, non-deductible stock-based compensation expense, additional tax reserves and state taxes. The effective tax rate on income from continuing operations for the year ended December 31, 2006 differs from the federal statutory rate due primarily to adjustments to foreign items, non-deductible losses on conversions of our 3.25% Notes and state taxes.

In the year ended December 31, 2007, we also received a federal income tax refund from the IRS of approximately $65.0 million, plus $15.0 million in interest. The refund resulted from claims by us filed with the IRS in June 2003 and October 2003, which related to the carry back of net operating losses.

During the three months ended December 31, 2007, we recorded adjustments to the income tax provision for amounts that should have been recorded in prior reporting periods. The adjustments were identified in connection with our year-end tax analyses and audit of the consolidated financial statements and relate primarily to our cumulative deferred tax assets and liabilities. Recording these out-of-period adjustments for the three months ended December 31, 2007 had the effect of increasing the income tax provision by $7.9 million and decreasing income from continuing operations by approximately $4.8 million (inclusive of certain non-tax related adjustments) (see note 16 to our consolidated financial statements included in this Annual Report).

Loss from Discontinued Operations, Net

The loss from discontinued operations, net for the year ended December 31, 2007 included $37.8 million of net losses related to Verestar and $1.4 million in net gains related to litigation and insurance settlements that were settled for less than the original estimates.

The loss from discontinued operations for the year ended December 31, 2007 is primarily due to the settlement of the Verestar bankruptcy proceedings and related litigation described in note 9 to our consolidated financial statements included herein and the related tax effects. In November 2007, following approval by the bankruptcy court, the Verestar settlement agreement became effective, we paid the $32.0 million settlement amount and the litigation was dismissed.

In connection with the approval of the settlement agreement by the bankruptcy court and the dismissal of the bankruptcy proceedings and related litigation, we determined that the benefits from certain of Verestar’s net operating losses would more likely than not be recoverable by us. We had not previously recorded these tax benefits related to net operating losses generated from the operations of Verestar and used by us because our ability to realize such benefits was potentially impacted by the bankruptcy proceedings and related litigation that had yet to be resolved. Accordingly, in November 2007, we recorded $5.6 million of additional tax benefits related to Verestar. We also recorded a tax provision of $10.7 million in loss from discontinued operations, net during the three months ended December 31, 2007 to write off deferred tax assets associated with Verestar that should have been written off in 2002 and removed from the consolidated balance sheet when Verestar was deconsolidated upon its bankruptcy filing in December 2003 (see note 9 to our consolidated financial statements included in this Annual Report).

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

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the year ended December 31, 2006 was $332.2 million, an increase of $84.5 million from the year ended December 31, 2005. Approximately $78.8 million of the increase was attributable to expenses incurred by SpectraSite. Approximately $2.8 million of the increase was related to 614 sites acquired and/or constructed subsequent to January 1, 2005, other than sites acquired from SpectraSite. The remaining $2.9 million of the increase was attributable to communications sites which existed during the period between January 1, 2005 and December 31, 2006, primarily related to increases in ground rent expense.

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

Interest Expense

Interest expense for the year ended December 31, 2006 was $215.6 million, a decrease of $6.8 million from the year ended December 31, 2005. The decrease resulted primarily from a reduction in interest expense of approximately $49.8 million as a result of redemptions and repurchases of outstanding debt securities, offset by additional interest incurred related to the SpectraSite credit facility and higher borrowing levels on the AMT OpCo credit facility totaling approximately $45.3 million.

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

During the year ended December 31, 2005, we redeemed $274.9 million principal amount of our 9 3/8% senior notes due 2009 (“9 3/8% Notes”), repurchased $177.8 million accreted value of our ATI 12.25% Notes and converted $57.1 million principal amount of our 3.25% Notes. In addition, we refinanced the AMT OpCo and SpectraSite credit facilities. As a result of these transactions, we recorded a $67.1 million charge primarily related to the write-off of deferred financing fees and amounts paid in excess of the carrying value. For more information regarding our financing activities, see “—Liquidity and Capital Resources—Refinancing Activities and Repurchases of Debt” below.

Other Income

Other income for the year ended December 31, 2006 was $6.6 million, an increase of $6.4 million from the year ended December 31, 2005. The increase was primarily attributable to a $5.4 million gain realized during the quarter ended December 31, 2006 from the sale of 1.6 million shares of FiberTower Corporation, an investment we had previously accounted for under the cost method. As of December 31, 2006, we recorded our remaining 3.9 million shares of FiberTower as available-for-sale securities within the current assets of our consolidated balance sheet, with an unrealized gain of $10.4 million, net of tax, recorded within other comprehensive income.

Income Tax Provision

The income tax provision for the year ended December 31, 2006 was $41.8 million, as compared to $5.7 million for the year ended December 31, 2005, representing an increase of $36.1 million from the prior year period. The effective tax rate was 58.9% for the year ended December 31, 2006, as compared to 4.2% for the year ended December 31, 2005. The provision for the year ended December 31, 2005 reflects a $29.5 million charge as a result of a reduction in management’s estimate of the net realizable value of our federal income tax refund claims based upon the current status of the claims.

The effective tax rate on loss from continuing operations for the year ended December 31, 2006 differs from the federal statutory rate due primarily to foreign items, IRS audit adjustments and state taxes. The effective tax rate on loss from continuing operations for the year ended December 31, 2005 differs from the federal statutory rate due primarily to adjustments to our refund claims, foreign items, IRS audit adjustments and state taxes.

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

Stock Option Review and Related Matters

During the year ended December 31, 2006, our Board of Directors established a special committee of independent directors to conduct a review of our historical stock option granting practices and related accounting, as described in our Annual Report on Form 10-K for the year ended December 31, 2006. The special committee found, among other things, that in the past, we had granted options to purchase shares of our Class A common stock with exercise prices different from the market price of our stock on the date of grant. As a result of the special committee’s findings, we restated our historical financial statements to, among other things, record charges for stock-based compensation expense related to certain option grants and to account for the tax-related consequences.

In December 2006, our Board of Directors approved a remediation plan recommended by the special committee to address the issues raised by its findings. As part of the remediation plan, we took steps to eliminate any excess benefit received by our current officers and members of the Board of Directors from options having been granted to them with exercise prices below the market price on the legal grant date. For outstanding options, this was accomplished by amending each option to increase the exercise price to the fair market value on the legal grant date, without any compensation to the optionholder. In December 2006, eight of our senior officers and Directors amended the exercise prices of options to purchase an aggregate of 985,511 shares, thereby eliminating an aggregate excess benefit of approximately $6.5 million. For options that had been exercised, this was accomplished by compensating the Company for the amount of the excess benefit received upon exercise, after reduction for any taxes paid by the individual. In January 2007, five of the Company’s senior officers surrendered vested in-the-money options to purchase an aggregate of 23,269 shares, thereby surrendering an aggregate excess benefit of approximately $0.6 million (net of approximately $0.4 million in taxes paid by such individuals). In addition, we took similar steps to eliminate any excess benefit received by certain former officers from the grant to them of options with exercise prices below fair market value on the legal grant date. In December 2006, January 2007 and April 2007, three former officers amended the exercise prices of options to purchase an aggregate of 1,423,330 shares, thereby eliminating an aggregate excess benefit of approximately $4.3 million, and surrendered vested in-the-money options to purchase an aggregate of 52,212 shares, thereby surrendering an aggregate excess benefit, net of taxes paid by such individuals, of approximately $3.2 million.

In addition, we determined that under Section 409A of the Internal Revenue Code (“Section 409A”), options that were granted with exercise prices below the market price of the underlying stock on the date of grant and that vest after December 31, 2004 would likely be subject to unfavorable tax consequences that did not apply at the time of grant. In order to compensate our non-executive employees who previously exercised affected options and already incurred taxes and penalties under Section 409A, we paid approximately $1.1 million on behalf of such individuals for these taxes during the year ended December 31, 2007. In order to remedy the unfavorable personal tax consequences of Section 409A on holders of outstanding options, we conducted a tender offer in December 2006 for the affected options, pursuant to which we offered to amend the affected options to increase the option exercise price to the market price on the revised grant date, and to give the option holders (excluding officers and Directors) a cash payment for the difference in option exercise price between the amended option and the original price. We accounted for the financial impact of the tender offer as a stock option modification under SFAS No. 123R resulting in an increase to stock-based compensation expense and additional paid-in capital of $0.3 million in our consolidated financial statements for the year ended December 31, 2006 and an additional $1.2 million recognized for the year ended December 31, 2007. Following completion of the tender offer, in January 2007, we paid an aggregate of approximately $3.9 million in cash to holders of options that were amended in the tender offer.

As discussed above in Item 3 of this Annual Report under the caption “Legal Proceedings,” we have received a letter of informal inquiry from the SEC, a subpoena from the office of the United States Attorney for the Eastern District of New York, information document requests from the IRS and requests for information from the Department of Labor, each requesting documents and information related to our stock option granting practices. In addition, we and certain of our current and former officers and directors are defendants in lawsuits related to our historical stock option granting practices. In connection with the review of our historical stock option granting practices, the restatement of our historical financial statements and the related legal and governmental proceedings, we have incurred significant legal, accounting and auditing expenses, and we expect to continue to incur legal expenditures in the future.

Liquidity and Capital Resources

Overview

During the years ended December 31, 2007 and 2006, we improved our financial position by raising capital to refinance and repurchase a portion of our outstanding indebtedness, which increased our financial flexibility and our ability to return value to our stockholders. Our significant 2007 transactions included the following:

•

The completion of our Securitization involving assets related to the 5,295 broadcast and wireless communications towers owned by two of our special purpose subsidiaries, through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1. We used the net proceeds from the Securitization primarily to repay outstanding indebtedness under our credit facilities and to fund a tender offer and consent solicitation for our ATI 7.25% Notes.

•

The refinancing of our credit facilities, including the repayment and termination of the senior secured credit facilities of our principal operating subsidiaries. We used a portion of the net proceeds from the Securitization to repay and terminate the credit facilities of SpectraSite and to repay a portion of the AMT OpCo credit facilities. We then implemented our new $1.25 billion Revolving Credit Facility, which we drew down in part to repay and terminate the AMT OpCo credit facilities.

•

The completion of an institutional private placement of $500.0 million aggregate principal amount of our 7.00% Notes. We used the net proceeds from the offering of the 7.00% Notes primarily to repay outstanding indebtedness under our credit facilities.

•

The repurchase or conversion of approximately $606.8 million face amount of our outstanding debt securities, including the repurchase of $192.5 million principal amount of our 5.0% Notes, the repurchase of $324.8 million principal amount of our ATI 7.25% Notes and the conversion of $89.5 million principal amount of our 3.25% Notes into shares of our Class A common stock.

•	The repurchase of approximately 39.9 million shares of our Class A common stock for an aggregate of $1.6 billion under our stock repurchase programs.

As of December 31, 2007, we had total outstanding indebtedness of approximately $4.3 billion. We generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations in 2007. We believe our cash generated by operations for the year ending December 31, 2008 also will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for 2008. For information about our outstanding indebtedness, see “—Contractual Obligations” below. Our debt service obligations as of December 31, 2007 are set forth under “—Uses of Cash—Contractual Obligations” below, which reflects an aggregate of $252.0 million of cash payments to be made in 2008. During 2008, we expect that we will raise additional capital to fund stock repurchases, repurchase existing debt and for other general corporate purposes.

Uses of Cash

Stock Repurchase Programs. During the year ended December 31, 2007, we continued to repurchase shares of our Class A common stock pursuant to our publicly announced stock repurchase programs, as described below.

In February 2007, we completed our $750.0 million stock repurchase program, originally announced in November 2005. Pursuant to this repurchase program, we repurchased 8.8 million shares of our Class A common stock for an aggregate of $351.0 million during the year ended December 31, 2007.

In February 2007, our Board of Directors approved a new stock repurchase program for the repurchase of up to $1.5 billion of our Class A common stock through February 2008. During the year ended December 31, 2007, we repurchased 31.1 million shares of our Class A common stock for an aggregate of $1.3 billion pursuant to this program. Subsequent to December 31, 2007, we repurchased an additional 4.3 million shares of our Class A common stock for an aggregate of $163.7 million. As of February 29, 2008, we had repurchased a total of 35.3 million shares of our Class A common stock for an aggregate of $1.45 billion pursuant to this stock repurchase program.

In February 2008, our Board of Directors approved a new stock repurchase program, pursuant to which we are authorized to purchase up to an additional $1.5 billion of our Class A common stock. We expect to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under our Revolving Credit Facility and future financing transactions. Purchases under this stock repurchase program are subject to us having available cash to fund repurchases. Under the program, we are authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we plan to make purchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which allow us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

For more information regarding our stock repurchase programs, please see Item 5 of this Annual Report under the caption “Issuer Purchases of Equity Securities” and note 13 to our consolidated financial statements herein.

Tower Maintenance and Improvements, Tower Construction and In-Building System Installation, and Tower and Land Acquisition. During the year ended December 31, 2007, payments for purchases of property and equipment and construction activities totaled $154.4 million, including $66.5 million of capital expenditures related to the maintenance, improvement and augmentation of our existing communication sites, $30.7 million spent in connection with the construction of 152 towers and the installation of 17 in-building distributed antenna systems, $44.4 million spent to acquire land under our towers that was subject to ground agreements (including leases), and $12.7 million spent on information technology improvements. In addition, during the year ended December 31, 2007, we spent $36.9 million to acquire 293 towers and $7.1 million to acquire the assets of a structural analysis engineering firm. We plan to continue to allocate our available capital among investment alternatives that meet our return criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our investment criteria. We anticipate that in 2008 we will construct approximately 300 to 400 new sites, including in-building systems, and we expect that our 2008 total capital expenditures will be between approximately $185.0 million and $215.0 million, including between $40.0 million and $60.0 million of ground lease purchases.

Refinancing and Repurchases of Debt. In order to extend the maturity dates of our indebtedness, lower our cost of debt and improve our financial flexibility, we use our available liquidity to refinance and repurchase our outstanding indebtedness. During the year ended December 31, 2007, we used approximately $545.8 million in cash to repurchase or convert approximately $606.8 million face amount of our outstanding debt securities, including the repurchase of $192.5 million principal amount of our 5.0% Notes, the repurchase of $324.8 million principal amount of our ATI 7.25% Notes and the conversion of $89.5 million principal amount of our 3.25% Notes into shares of our Class A common stock. During the year ended December 31, 2007, we also implemented the Revolving Credit Facility and a new senior unsecured term loan credit facility (the “Term Loan”). All amounts outstanding under the credit facilities at our principal operating subsidiaries were repaid and then terminated during the year ended December 31, 2007. In October 2007, we also repaid and terminated the Term Loan. For more information about our financing activities, see “—Refinancing Activities and Repurchases of Debt” below.

Expenses Related to Stock Option Review and Related Matters. In connection with the review of our historical stock option granting practices, the restatement of our historical financial statements and the related legal and governmental proceedings, we have incurred significant legal, accounting and auditing expenses, and we expect to continue to incur legal expenditures in the future. For more information regarding the review of our historical stock option granting practices and the related proceedings, please see “—Stock Option Review and Related Matters” above and note 9 to our consolidated financial statements included in this Annual Report. During the year ended December 31, 2007, we incurred approximately $13.8 million in costs associated with legal and governmental proceedings related to the review of our historical stock option granting practices and related accounting, and other related costs. Depending on the outcomes of these proceedings, we and members of our senior management could be subject to regulatory fines, penalties, enforcement actions or other liability. In December 2007, we announced that we had reached a settlement in principle regarding the securities class action related to our historical stock option granting practices. The settlement, which was preliminarily approved by the court in February 2008, provides for a payment by us of $14.0 million and would lead to a dismissal of all claims against all defendants in the litigation. We have reached agreements with our insurers related to the settlement, pursuant to which we expect to receive approximately $12.5 million in insurance proceeds. We expect to pay the settlement amount, and receive the associated insurance proceeds, in the first half of 2008. For more information regarding the litigation related to our historical stock option granting practices, please see “Legal Proceedings” above and note 9 to our consolidated financial statements included in this Annual Report.

Verestar. As discussed in note 9 to our consolidated financial statements included in this Annual Report, in October 2007, we finalized a settlement agreement related to the bankruptcy proceedings and related litigation of our Verestar subsidiary, pursuant to which we agreed to pay $32.0 million and the parties agreed to a mutual release of all claims existing prior to the execution of the settlement agreement. In November 2007, following approval by the Bankruptcy Court, the settlement agreement became effective, and the litigation was dismissed. We paid the $32.0 million settlement amount in November 2007 and are in discussions with our insurers concerning the amount of their contribution to the settlement.

Contractual Obligations. Our contractual obligations relate primarily to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in the Securitization, borrowings under our Revolving Credit Facility, our outstanding notes and our operating leases related to the ground under our towers. The following table sets forth information relating to our contractual obligations payable in cash as of December 31, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Commercial Mortgage Pass-Through Certificates, Series 2007-1						$1,750,000	$1,750,000
Revolving Credit Facility(1)					$825,000		825,000
7.25% senior subordinated notes				$288			288
7.50% senior notes					225,000		225,000
7.125% senior notes					500,000		500,000
7.00% senior notes						500,000	500,000
5.0% convertible notes			$59,683				59,683
3.25% convertible notes			18,333				18,333
3.00% convertible notes					344,979		344,979
2.25% convertible notes	$42						42

Long-term obligations, excluding capital leases and other notes payable	$42		$78,016	$288	$1,894,979	$2,250,000	$4,223,325

Cash interest expense(1)	246,000	246,000	243,000	243,000	194,000	290,000	1,462,000
Capital lease payments (including interest) and other notes payable	5,996	5,448	4,961	24,166	3,416	193,193	237,180

Total debt service obligations	$252,038	$251,448	$325,977	$267,454	$2,092,395	$2,733,193	$5,922,505

Operating lease payments(2)	217,969	215,763	208,548	199,024	190,272	2,451,496	3,483,072
Other long-term liabilities(3)(4)	155	172	177	182	187	189,290	190,163

Total	$470,162	$467,383	$534,702	$466,660	$2,282,854	$5,373,979	$9,595,740

(1)

For more information regarding the Revolving Credit Facility, see “—Sources of Cash” below. Interest rates for the Revolving Credit Facility are determined at our option and range between 0.40% and 1.25% above the applicable London Interbank Offering Rate (LIBOR) for LIBOR based borrowings or between 0.00% and 0.25% above the defined base rate for base rate borrowings, in each case based on our debt ratings. A quarterly commitment fee on the undrawn portion of the Revolving Credit Facility is required, ranging from 0.08% to 0.25% per annum, based on our debt ratings. As discussed in Item 7A. “Quantitative and

Qualitative Disclosures About Market Risk,” we have entered into swap agreements to manage exposure to variable rate interest obligations under the Revolving Credit Facility. As a result of these swap agreements, the effective weighted average interest rate in effect at December 31, 2007 for the Revolving Credit Facility was 5.52%. For projections of our cash interest expense related to the Revolving Credit Facility, we have assumed the LIBOR rate before the margin, as defined in the loan agreement for the Revolving Credit Facility, is 4.83% through its maturity on June 7, 2012.

(2)	Operating lease payments include payments to be made under non-cancelable initial terms, as well as payments for certain renewal periods at our option because failure to renew could result in a loss of the applicable tower site and related revenues from tenant leases, thereby making it reasonably assured that we will renew the lease.

(3)	Primarily represents our asset retirement obligations and excludes certain other long-term liabilities included in our consolidated balance sheet, primarily our straight-line rent liability for which cash payments are included in operating lease payments and unearned revenue that is not payable in cash.

(4)	Other long-term liabilities exclude $29.6 million of liabilities for unrecognized tax positions and $30.7 million of accrued income tax related interest and penalties included in our consolidated balance sheet as we are uncertain as to when and if the amounts may be settled. Settlement of such amounts could require the use of cash flows generated from operations. As discussed in notes 1 and 2 to the consolidated financial statements, we adopted FIN 48 as of January 1, 2007 which resulted in the classification of uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions.

Off-Balance Sheet Arrangements. We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Sources of Cash

American Tower Corporation is a holding company, and our cash flows are derived primarily from distributions from our operating subsidiaries or funds raised through credit facilities and debt and equity offerings. Under the loan agreement for the Revolving Credit Facility and the indentures for our 7.50% Notes, 7.125% Notes and 7.00% Notes, our subsidiaries are classified as either restricted subsidiaries or unrestricted subsidiaries. With regard to the indentures for our 7.50% Notes and 7.125% Notes (which generally contain more restrictions than the loan agreement for the Revolving Credit Facility or the indenture for our 7.00% Notes), most of our operating subsidiaries other than SpectraSite are designated as restricted subsidiaries. This means, among other things, that those subsidiaries, like American Tower Corporation itself, are subject to those indentures’ restrictions on the amount of cash that they can distribute to unrestricted subsidiaries or otherwise pay out of the restricted group. In addition, while SpectraSite and its subsidiaries are classified as unrestricted subsidiaries under the indentures for our 7.50% Notes and 7.125% Notes, certain of SpectraSite’s subsidiaries are subject to restrictions on the amount of cash that they can distribute to us under the loan agreement for the Securitization, as discussed below.

Total Liquidity at December 31, 2007. As of December 31, 2007, we had approximately $444.4 million of total liquidity, comprised of approximately $33.1 million in cash and cash equivalents and the ability to borrow approximately $411.3 million under our Revolving Credit Facility.

Cash Generated by Operations. For the years ended December 31, 2007, 2006 and 2005, our cash provided by operating activities was $692.7 million, $620.7 million and $397.2 million, respectively. Cash provided by operating activities for the year ended December 31, 2007 includes approximately $80.0 million received in connection with our federal income tax refund, as discussed in note 2 to our consolidated financial statements herein, as well as a reduction of approximately $49.8 million of net cash receipts related to towers included in the Securitization, which are classified as restricted cash, and a reduction of $32.0 million related to the payment of the Verestar settlement amount. Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2008 in excess of their cash needs for operations and expenditures for tower construction, improvements and acquisitions. (See “—Results of Operations” above.) We expect to use the excess cash generated by operations principally to service our debt and to fund capital expenditures, tower acquisitions and repurchases of our Class A common stock.

Revolving Credit Facility. In June 2007, we refinanced our existing $1.6 billion AMT OpCo senior secured credit facilities with the new $1.25 billion Revolving Credit Facility. We borrowed $1.0 billion under the Revolving Credit Facility and together with cash on hand, used the funds to repay all amounts outstanding under the existing AMT OpCo credit facilities plus accrued interest thereon and other costs and expenses related thereto.

During the year ended December 31, 2007, we drew down and repaid amounts under the Revolving Credit Facility in the ordinary course, and also repaid $450.0 million of borrowings under the Revolving Credit Facility using net proceeds from our Term Loan, as discussed below. As of December 31, 2007, we had the ability to borrow approximately $411.3 million under our Revolving Credit Facility. As of February 29, 2008, we had drawn down an additional $150.0 million, and reduced our undrawn letters of credit to $11.9 million. Accordingly, as of February 29, 2008, we had the ability to borrow approximately $263.1 million under our Revolving Credit Facility.

The Revolving Credit Facility has a term of five years and matures on June 8, 2012. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Revolving Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. The Revolving Credit Facility allows us to use borrowings for working capital needs and other general corporate purposes of us and our subsidiaries (including, without limitation, to refinance or repurchase other indebtedness and, provided certain conditions are met, to repurchase our equity securities, in each case without additional lender approval).

For more information regarding our Revolving Credit Facility, please see “—Factors Affecting Sources of Liquidity” below and note 3 to our consolidated financial statements herein.

Term Loan Credit Facility. In August 2007, we entered into a new $500.0 million Term Loan. In connection with that transaction, we received $498.5 million of net proceeds from the Term Loan, which we used to repay $450.0 million of borrowings under the Revolving Credit Facility and for general corporate purposes. In October 2007, we completed an institutional private placement of $500.0 million aggregate principal amount of our 7.00% Notes, as discussed below, and used the net proceeds, together with cash on hand, to repay all of the outstanding indebtedness incurred under the Term Loan in accordance with the mandatory prepayment requirement. We terminated the Term Loan upon repayment.

For more information regarding the Term Loan, please see note 3 to our consolidated financial statements herein.

Previous Credit Facilities. During the year ended December 31, 2007, we also maintained two credit facilities at our principal operating subsidiaries, the SpectraSite credit facilities and the AMT OpCo credit facilities. We repaid and terminated the SpectraSite credit facilities and the AMT OpCo credit facilities in May and June 2007, respectively.

For more information regarding the SpectraSite credit facilities and the AMT OpCo credit facilities, please see note 3 to our consolidated financial statements herein.

Proceeds from the Sale of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan, upon exercise of stock options granted under our equity incentive plans and upon exercise of warrants to purchase our equity securities. For the year ended December 31, 2007, we received an aggregate of approximately $124.1 million in proceeds from sales of shares pursuant to our employee stock purchase plan, upon exercises of stock options and upon exercises of warrants.

Proceeds from the Sale of Assets. During the year ended December 31, 2007, we received $22.2 million in aggregate net proceeds related to sales of non-core assets, including $5.1 million from sales of tower assets and buildings and $17.1 million from sales of short-term available-for-sale securities.

Refinancing Activities and Repurchases of Debt

Securitization. In May 2007, we completed the Securitization involving assets related to 5,295 broadcast and wireless communications towers (the “Towers”) owned by two of our special purpose subsidiaries, through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”).

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

Class	Initial Class Principal Balance	Interest Rate	Rating (Moody’s/Fitch/S&P)
Class A-FX	$872,000,000	5.4197%	Aaa/AAA/AAA
Class A-FL	$150,000,000	LIBOR+0.1900(a)	Aaa/AAA/AAA
Class B	$215,000,000	5.5370%	Aa2/AA/AA
Class C	$110,000,000	5.6151%	A2/A/A
Class D	$275,000,000	5.9568%	Baa2/BBB/BBB
Class E	$55,000,000	6.2493%	Baa3/BBB-/BBB-
Class F	$73,000,000	6.6388%	Baa3/BBB-/BB+

(a)	The Class A-FL Certificates bear interest at a floating rate based on LIBOR, but interest on the related component of the Loan is computed at a fixed rate equal to the interest rate on the Class A-FX Certificates. Holders of the Class A-FL Certificates have the benefit of an interest rate swap agreement between the Trust and Morgan Stanley Capital Services Inc. Neither we nor the Borrowers have any obligations or liability with respect to this interest rate swap agreement.

We used the net proceeds from the Securitization to repay all amounts outstanding under the SpectraSite credit facilities, including approximately $765.0 million in principal, plus accrued interest thereon and other costs and expenses related thereto, as well as to repay approximately $250.0 million drawn under the revolving loan component of the AMT OpCo credit facilities. An additional $349.5 million of the proceeds was used to fund our tender offer and consent solicitation for our ATI 7.25% Notes, and the remainder was used for general corporate purposes. We also funded $14.3 million in cash reserve accounts with proceeds from the Securitization as required under the Loan Agreement.

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

Under the Loan Agreement, the Borrowers are required to maintain reserve accounts, including for debt service payments, ground rents, real estate and personal property taxes, insurance premiums and management fees, and to reserve a portion of advance rents from tenants on the Towers. Based on the terms of the Loan Agreement, all rental cash receipts received each month are restricted and held by the Trustee. The $53.7 million held in the reserve accounts as of December 31, 2007 is classified as restricted cash on the accompanying consolidated balance sheet.

For more information regarding the Securitization, please see “—Factors Affecting Sources of Liquidity” below and note 3 to our consolidated financial statements herein.

7.00% Senior Notes Offering. In October 2007, we completed an institutional private placement of $500.0 million aggregate principal amount of our 7.00% Notes. The net proceeds from the offering were approximately $493.5 million, which we used, together with cash on hand, to repay all of the outstanding indebtedness incurred under our $500.0 million Term Loan. We terminated the Term Loan upon repayment.

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

If we undergo a change of control and ratings decline, each as defined in the indenture for the 7.00% Notes, we may be required to repurchase all of the 7.00% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, and additional interest, if any, to but not including the date of repurchase. The 7.00% Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries. The indenture contains certain covenants that restrict our ability to incur more subsidiary debt or permit subsidiaries to provide guarantees; create liens; and merge, consolidate or sell assets. These covenants are subject to a number of exceptions, including that our restricted subsidiaries may incur certain indebtedness, and that we and our subsidiaries may incur liens securing indebtedness, if the aggregate amount of such indebtedness and such liens shall not exceed 3.5x Adjusted EBITDA as defined in the indenture.

For more information regarding the 7.00% Notes, please see note 3 to our consolidated financial statements herein.

3.25% Convertible Notes Conversions. During the year ended December 31, 2007, we issued an aggregate of 7,324,760 shares of our Class A common stock upon conversion of approximately $89.5 million principal amount of 3.25% Notes. Pursuant to the terms of the indenture, the holders of the 3.25% Notes are entitled to receive 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversion, we paid such holders an aggregate of approximately $3.7 million, calculated based on the accrued and unpaid interest on the notes as of the date of conversion and the discounted value of the future interest payments on the notes. As of December 31, 2007, $18.3 million principal amount of 3.25% Notes remained outstanding.

5.0% Convertible Notes Tender Offer. In February 2007, we conducted a cash tender offer for our outstanding 5.0% Notes. The tender offer was intended to satisfy the rights granted to each noteholder under the indenture for the 5.0% Notes to require us to repurchase on February 20, 2007 all or any part of such holder’s 5.0% Notes at a price equal to the issue price plus accrued and unpaid interest, if any, up to but excluding February 20, 2007. Under the terms of the 5.0% Notes, we had the option to pay for the 5.0% Notes with cash, Class A common stock, or a combination of cash and stock. We elected to pay for the 5.0% Notes solely with cash. Pursuant to the tender offer, we repurchased an aggregate of $192.5 million principal amount of 5.0% Notes for an aggregate of $192.6 million. Upon completion of this tender offer and as of December 31, 2007, $59.7 million principal amount of 5.0% Notes remained outstanding.

ATI 7.25% Notes Tender Offer and Consent Solicitation. In April 2007, we commenced a cash tender offer and consent solicitation with respect to our outstanding ATI 7.25% Notes. In May 2007, we received tenders and consents of approximately 99.9% or $324.8 million of the $325.1 million principal amount of ATI 7.25% Notes outstanding, and elected to accept for payment all ATI 7.25% Notes that had been properly tendered and not withdrawn, together with the related consents. Accordingly, we paid $349.5 million, including approximately $10.2 million in accrued and unpaid interest, to holders of ATI 7.25% Notes using net proceeds from the Securitization discussed above. In connection with the tender offer and consent solicitation, we entered into a supplemental indenture effecting certain amendments to the indenture for the notes to eliminate most of the restrictive covenants and certain events of default and to eliminate or modify related provisions. As of December 31, 2007, $0.3 million principal amount of ATI 7.25% Notes remained outstanding.

Termination of Interest Rate Swap Agreements. During the year ended December 31, 2007, we received cash of approximately $20.1 million upon net settlement of certain of our assets and liabilities under interest rate swap agreements held as of December 31, 2006 and entered into during the first half of 2007, as discussed below. In addition, we paid $8.0 million related to a treasury rate lock agreement entered into and settled during the three months ended September 30, 2007, as discussed below. We received $3.1 million in cash upon settlement of the assets and liabilities under ten forward starting interest rate swap agreements with an aggregate notional amount of $1.4 billion, which were designated as cash flow hedges to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the Certificates issued in the Securitization in

May 2007. As a result, the settlement gain of $2.0 million, net of a tax benefit of $1.1 million, is being recognized as a reduction in interest expense over the five-year period for which the interest rate swaps were designated as hedges. We also received $17.0 million in cash upon settlement of our assets and liabilities under 13 additional interest rate swap agreements with an aggregate notional amount of $850.0 million that managed exposure to variability of interest rates under the SpectraSite credit facilities and AMT OpCo credit facilities. We recognized a net gain on these terminations of $8.1 million, which is included in other income in the accompanying consolidated statement of operations for the year ended December 31, 2007. We paid $8.0 million in cash upon settlement of a treasury rate lock agreement with an aggregate notional amount of $250.0 million entered into in anticipation of the issuance of fixed rate debt. We terminated this treasury rate lock agreement during the year ended December 31, 2007 in connection with the pricing of our 7.00% Notes and are recognizing the settlement amount, net of tax as an increase in interest expense over the 10-year term of the 7.00% Notes.

Factors Affecting Sources of Liquidity

Internally Generated Funds. Because the majority of our tenant leases are multi-year contracts, a significant majority of the revenues generated by our rental and management segment as of the end of 2007 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it to operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities is dependent upon the demand for antenna space on wireless and broadcast communications towers and for related services and our ability to increase the utilization of our existing towers.

Restrictions Under Revolving Credit Facility. The loan agreement for the Revolving Credit Facility contains certain financial ratios and operating covenants and other restrictions applicable to us and all of our subsidiaries designated as restricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens, as well as the following three financial maintenance tests:

•	a consolidated total leverage ratio (Total Debt to Adjusted EBITDA) of not greater than 6.00 to 1.00;

•	a consolidated senior secured leverage ratio (Senior Secured Debt to Adjusted EBITDA) of not greater than 3.00 to 1.00; and

•	an interest coverage ratio (Adjusted EBITDA to Interest Expense) of not less than 2.50 to 1.00.

As of December 31, 2007, we were in compliance with each of the foregoing financial tests.

The loan agreement also contains reporting and information covenants that require us to provide financial and operating information within certain time periods. If we are unable to timely provide the required information, we would be in breach of these covenants. Any failure to comply with the financial maintenance tests and operating covenants of the loan agreement for the Revolving Credit Facility would not only prevent us from being able to borrow additional funds under the facility, but would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

Restrictions Under Loan Agreement Relating to our Securitization. The loan agreement related to our Securitization includes operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, our two special purpose subsidiaries that are borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. The organizational documents of the borrowers contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that the borrowers maintain at least two independent directors. The loan agreement also contains certain covenants that require the borrowers to provide the trustee with regular financial reports and operating budgets, promptly notify the trustee of events of default and material breaches under the loan agreement and other agreements related to the towers subject to the Securitization, and allow the trustee reasonable access to the towers, including the right to conduct site investigations.

Failure to comply with the covenants in the loan agreement related to the Securitization could prevent the borrowers from taking certain actions with respect to the towers, and could prevent the borrowers from distributing any excess cash from the operation of the towers to us. If the borrowers were to default on the loan related to the Securitization, the trustee could seek to foreclose upon or otherwise convert the ownership of the towers subject to the Securitization, in which case we could lose the towers and the revenue associated with the towers.

Restrictions Under Notes Indentures. The indentures governing the terms of our 7.50% Notes and 7.125% Notes also contain certain restrictive covenants with which we and the restricted subsidiaries under these indentures must comply. These include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions and make certain investments. With the exception of SpectraSite and its subsidiaries, most of our operating subsidiaries are designated as restricted subsidiaries under these note indentures. In addition, certain of SpectraSite’s subsidiaries are subject to restrictions on the amount of cash that they can distribute to us under the loan agreement for the Securitization, as discussed above. Any failure to comply with these covenants would constitute a default. Specifically, these indentures restrict us from incurring additional debt or issuing certain types of preferred stock unless our consolidated debt is not greater than 7.5 times our adjusted consolidated cash flow. The indentures also contain reporting and information covenants that require us to provide financial and operating information within certain time periods. If we are unable to timely provide the required information, we would be in breach of these covenants.

If a default occurred under the loan agreement related to the Securitization, the loan agreement for the Revolving Credit Facility or the indentures for our other debt securities, the maturity dates for our outstanding debt could be accelerated, and we likely would be prohibited from making additional borrowings under the Revolving Credit Facility until we cured the default. If this were to occur, we would not have sufficient cash on hand to repay such indebtedness. The key factors affecting our ability to comply with the debt covenants described above are our financial performance relative to the financial maintenance tests defined in the loan agreement for the Revolving Credit Facility and our ability to fund our debt service obligations. Based upon our current expectations, we believe our operating results will be sufficient to comply with these covenants.

As of December 31, 2007, our annual consolidated cash debt service obligations (principal and interest) for each of the next five years and thereafter are approximately: $252.0 million, $251.4 million, $326.0 million, $267.5 million, $2.1 billion and $2.7 billion, respectively. In addition, as a holding company, we depend on distributions from our operating subsidiaries or funds raised through credit facilities and debt and equity offerings to fund our debt obligations. Although the agreements governing the terms of the loan agreement related to the Securitization permit certain of SpectraSite’s subsidiaries to make distributions to us, such terms also significantly limit their ability to distribute cash to us. Accordingly, if we do not receive sufficient funds from our subsidiaries to meet our debt service obligations, we may be required to refinance or renegotiate the terms of our debt, and there is no assurance we will succeed in such efforts.

Our ability to make scheduled payments of principal and interest on our debt obligations, will depend on our future financial performance, which is subject to many factors beyond our control, as outlined above in Item 1A of this Annual Report under the caption “Risk Factors.” In addition, our ability to raise capital in the future may depend on our credit ratings from commercial rating agencies, which are dependent on our expected financial performance, the liquidity factors discussed above, and the rating agencies’ outlook for our industry. There can be no assurance that we will be able to complete such financings or, if such financings are completed, that the terms will be commercially reasonable.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to income taxes, asset retirement obligations, stock-based compensation, impairment of assets, revenue recognition and estimated useful lives of assets. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the year ended December 31, 2007. Of the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2006, we no longer consider the purchase price allocation as a critical accounting policy or estimate, as the SpectraSite purchase price allocation was finalized in June 2006. As discussed below, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”) as of January 1, 2007, which requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Accordingly, we have added additional considerations related to FIN 48 and our state deferred tax valuation allowances in our critical accounting policy related to income taxes, as noted in the following paragraphs. In addition, we have added estimated useful lives of assets as a critical accounting policy for the year ended December 31, 2007. Except for the deletion of the purchase price allocation, adoption of FIN 48 and changes in our deferred state tax valuation allowances, and the addition of estimated useful lives of assets during the year ended December 31, 2007, we have not made any changes to the policies in place at December 31, 2006.

We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For a discussion of our other accounting policies, see note 1 to our consolidated financial statements included in this Annual Report, beginning on page F-8.

•

Income Taxes. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effect of applying this interpretation was recorded as an increase of $25.8 million to accumulated deficit, an increase of $9.2 million to prepaid and other current assets and an increase of $17.1 million to long-term deferred tax assets, with a corresponding increase in other long-term liabilities of $52.1 million in the consolidated balance sheet as of January 1, 2007.

We recognize tax liabilities in accordance with FIN 48, and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. If the tax liabilities relate to tax uncertainties existing at the date of the acquisition of a business, the adjustment of such tax liabilities will result in an adjustment to the goodwill recorded at the date of acquisition.

We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $29.6 million as other long-term liabilities in the consolidated balance sheet as of December 31, 2007. We also classified approximately $30.7 million of accrued income tax-related interest and penalties as other long-term liabilities in the consolidated balance sheet as of December 31, 2007.

SFAS No. 109 “Accounting For Income Taxes,” requires that companies record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” We periodically review our deferred tax assets, and we record a valuation allowance to reduce our net deferred tax asset to the amount that management believes is more likely than not to be realized. During the year ended December 31, 2007, we completed an analysis of the valuation allowances on our state deferred tax assets. We undertook this analysis as a result of several factors, including the fact that we had experienced several successive quarters of net income, we had restructured certain of our legal entities (primarily related to the Securitization), and we had completed a number of capital raising and debt refinancing transactions during the year ended December 31, 2007. We had previously recorded a full valuation allowance on our net state deferred tax assets, as we considered that it was more likely than not that the deferred tax assets would not be realized. However, upon completion of our analysis during the year ended December 31, 2007, we concluded that it was more likely than not that a portion of these net state deferred tax assets would be realized. As a result, we recognized approximately $27.6 million of additional state deferred tax assets (net of a federal tax provision), which were recorded as an income tax benefit and a corresponding increase in long-term deferred income taxes in the consolidated financial statements for the year ended December 31, 2007. We will continue to assess the realization of our deferred tax assets and liabilities on an ongoing basis.

As of December 31, 2007, we have provided a valuation allowance of approximately $88.2 million, including approximately $33.3 million attributable to SpectraSite, primarily related to certain net operating loss and capital loss carryforwards assumed as of the acquisition date. The balance of the valuation allowance primarily relates to state net operating loss carryforwards, capital losses and foreign items. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our federal net operating loss carryforwards, as we believe that we will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability. Approximately $12.7 million of the SpectraSite valuation allowances as of December 31, 2007 will be recorded as a reduction to goodwill if the underlying deferred tax assets are utilized. In April 2007, we recovered a portion of our deferred tax asset when we received a federal income tax refund of approximately $65.0 million, plus $15.0 million in interest related to the carry back of certain federal net operating losses, as described in note 2 to our consolidated financial statements included in this Annual Report.

The recoverability of our remaining net deferred tax asset has been assessed utilizing projections based on our current operations. The projections show a significant decrease in depreciation in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets will be dependent upon our ability to generate approximately $1.3 billion and $1.8 billion in federal and state taxable income, respectively, from January 1, 2008 to December 31, 2027. If we are unable to generate sufficient taxable income in the future or carry back losses as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our consolidated results of operations, cash flows or financial position.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our international operations.

From time to time, we are subject to examination by various tax authorities in jurisdictions in which we have significant business operations, and we regularly assess the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. During the year ended December 31, 2005, we recorded a $29.5 million income tax provision to reflect a reduction in management’s estimate of the net realizable value of our federal tax refund claims as described in note 2 to our consolidated financial statements included in this Annual Report. We believe that adequate provisions have been made for income taxes for all periods through December 31, 2007.

Depending on the resolution of the Verestar bankruptcy proceedings described in note 9 to our consolidated financial statements included in this Annual Report, we may be entitled to a worthless stock or bad debt deduction for our investment in Verestar. We will record any income tax benefit for these potential deductions when the plan of liquidation is finalized and approved by the Bankruptcy Court.

•

Asset Retirement Obligations. We comply with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) and the provisions of FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). Both pronouncements address the financial accounting and reporting requirements for conditional obligations associated with our legal obligation to retire tangible long-lived assets and the related asset retirement costs, principally obligations to remediate leased land on which certain of our tower assets are located. Under these accounting principles, we recognize asset retirement obligations in the period in which they are incurred, if a reasonable estimate of a fair value can be made, and we accrete such liability through the obligation’s estimated settlement date. The associated retirement costs are capitalized as part of the carrying amount of the related tower fixed assets and depreciated over their estimated useful life.

During the years ended December 31, 2007 and 2006, we updated our assumptions used in estimating our aggregate asset retirement obligation, which resulted in a net decrease in the estimated obligation of $3.8 million and $0.7 million, respectively. The primary reasons for the decrease in 2007 was a result of changes in timing of certain settlement date assumptions, and the purchase of land underlying ground leases. During the year ended December 31, 2005, we also adopted the provisions of FIN 47 and recognized a $35.5 million charge (net of an $11.7 million tax benefit) as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended December 31, 2005. The adoption of FIN 47 primarily resulted in the acceleration of our settlement date assumptions, as FIN 47 precludes us from considering non-contractual lease renewal periods in determining our settlement date assumptions. Fair value estimates of liabilities for asset retirement obligations generally involve discounted future cash flows, and periodic accretion of such liabilities due to the passage of time is recorded as an operating expense. The significant assumptions used in estimating our aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate our incremental borrowing rate. While we feel the assumptions are appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from these estimates. We will continue to review these assumptions periodically and we may need to adjust them as necessary.

•

Stock-Based Compensation. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and employee stock purchases under employee stock purchase plans. SFAS No. 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under SFAS No. 123R, we are no longer permitted to account for share-based compensation transactions using the intrinsic value method in accordance with APB No. 25 described below. Instead, we are required to account for such transactions using a fair value method and recognize the related expense associated with share-based payments in the statement of operations. We adopted SFAS No. 123R under the modified prospective method, pursuant to which compensation expense for all share-based payments granted or modified after the effective date is recognized based upon the requirements of SFAS No. 123R. Accordingly, prior period amounts have not been restated related to the adoption of SFAS No. 123R. SFAS No. 123R primarily resulted in a change in our method of measuring and recognizing the fair value of option awards and estimating forfeitures for all unvested awards. SFAS No. 123R requires companies to recognize stock-based compensation awards granted to employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the accounting measurement date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Under SFAS No. 123R, the fair value of the stock option is determined using a Black-Scholes option-pricing model that takes into account the stock price at the accounting measurement date, the exercise price, the expected life of the option, the volatility of the underlying stock and its expected dividends, and the risk-free interest rate over the expected life of the option. These assumptions are highly subjective and changes in them could significantly impact the value of the option and hence the pro forma compensation expense. Under SFAS No. 123R, the fair value of the stock option is determined in the same manner as the pro forma compensation cost under SFAS No. 123 and adjusted for estimated forfeitures. Under APB No. 25, the Company previously recorded the impact of forfeitures as they occurred.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FAS 123R-3”). Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No.123R. During the year ended December 31, 2006, we elected the “Long” method, as defined in the FAS 123R-3. In addition, in accordance with SFAS No. 123R, SFAS No. 109 and EITF Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” we have elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us. We measure the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.

Prior to January 1, 2006, we measured compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25. Under the intrinsic value method, compensation expense associated with fixed awards is the excess, if any, of the quoted market price of the stock at the accounting measurement date over the amount an employee must pay to acquire the stock. Under APB No. 25, compensation expense is measured as of the date an award has received approval by relevant authority, the number of shares and exercise price are fixed and allocation to specific individuals has occurred. Generally, this occurs on the date the grant is approved by the compensation committee of our Board of Directors, or, if grant authority has been delegated to management, when the shares are allocated to specific individuals. The stock-based compensation expense for an award is recognized over the vesting period using the ratable method, whereby an equal amount of expense is recognized for each year of vesting. The actual accounting measurement dates determined in the course of our recent review of our historical stock option granting practices are based on a review of supporting approval documentation and other extrinsic evidence of awards.

During the year ended December 31, 2005, we re-evaluated the assumptions used to estimate the fair value of stock options issued to employees and related disclosure of pro forma expense required under SFAS No. 123. As a result, we lowered our expected volatility assumption for options granted after July 1, 2005 to approximately 30% and increased the expected life of option grants to 6.25 years using the simplified method permitted by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB No. 107”). We made this change based on a number of factors, including our execution of our strategic plans to sell non-core businesses, reduce leverage and our merger with SpectraSite, Inc. We had previously based our volatility assumptions on historical volatility since inception, which included periods when our capital structure was more highly leveraged than current levels and expected levels for the foreseeable future. Our estimate of future volatility is based on our consideration of all available information, including historical volatility, implied volatility of publicly traded options, our current capital structure and our publicly announced future business plans.

•	Impairment of Assets.

Assets Subject to Depreciation and Amortization and Non-Core Long-Lived Assets Held for Sale: We review long-lived assets, including intangibles, for impairment whenever events, changes in circumstances or our review of our tower portfolio indicate that the carrying amount of an asset may not be recoverable. Our tower portfolio review includes sites for which we have no current tenant leases and towers for which expenses exceed revenues. We assess recoverability by determining whether the net book value of the related assets will be recovered through projected undiscounted cash flows or anticipated proceeds from sales of the assets. If we determine that the carrying value of an asset may not be recoverable, we will measure any impairment based on the projected future discounted cash flows to be provided from the asset or available market information relative to the asset’s fair market value as compared to its carrying value. We record any related impairment losses in the period in which we identify such impairment. We also review the carrying value of assets held for sale for impairment based on management’s best estimate of the anticipated net proceeds expected to be received upon final disposition. We record any impairment charges or estimated losses on disposal in the period in which we identify such impairment or loss.

Goodwill—Assets Not Subject to Amortization: We perform our annual goodwill impairment test on December 1 of each year and when events or circumstances indicate that the asset might be impaired. In December 2007, 2006 and 2005, we completed our annual impairment testing related to the goodwill of our rental and management segment and determined that goodwill was not impaired. Fair value estimates are based on our historical and projected operating results and market information, changes to which could affect those fair value estimates. Our December 2007 and 2006 annual impairment testing included approximately $1.6 billion of goodwill acquired in our merger with SpectraSite, Inc.

•	Revenue Recognition. Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned, regardless of whether the payments from the customer are received in equal monthly amounts. Fixed escalation clauses present in non-cancelable lease agreements, excluding those tied to the Consumer Price Index (“CPI”) or other inflation-based indices, and other incentives present in lease agreements with our customers are recognized on a straight-line basis over the terms of the applicable leases. Straight-line revenues for the years ended December 31, 2007, 2006 and 2005 approximated $69.7 million, $58.3 million and $30.3 million, respectively. Amounts billed up-front for certain services provided in connection with the execution of lease agreements are initially deferred and recognized as revenue over the terms of the applicable leases. Amounts billed or received prior to being earned are deferred and reflected in unearned revenue in the consolidated balance sheets until such time as the earnings process is complete.

•

Estimated Useful Lives of Assets. As described in note 1 to our consolidated financial statements included herein, we are in the process of reviewing the estimated useful lives of our tower assets. We now have over ten years of operating history, and we are considering whether we should modify our current estimates for asset lives based on our historical operating experience. We have retained an independent consultant to assist us in completing this review, and we received a report from the consultant in the first quarter of 2008, which we are in the process of analyzing. We currently depreciate towers on leased land on a straight-line basis over the shorter of the term of the underlying ground lease (including renewal options) or the estimated useful life of the tower, which we have historically estimated to be 15 years. Additionally, certain of our intangible assets are amortized on a similar basis as our tower assets, as the estimated useful lives of such intangibles correlate to the useful life of the towers. If we conclude a revision in the estimated useful lives of our tower assets is appropriate, we will account for any changes in the useful lives as a change in accounting estimate under SFAS No. 154 “Accounting Changes and Error Corrections,” which will be recorded prospectively beginning in the period of change. Based on preliminary information obtained to date, we expect that our estimated asset lives may be extended which would result in prospective decreases in depreciation and amortization, and such changes could be material to future depreciation and amortization and our consolidated results of operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements and does not require any new fair value measurements. This statement requires quantitative disclosures about fair value measurements for each major category of assets and liabilities measured at fair value on a recurring and non-recurring basis during a period. SFAS No. 157 is effective for us as of January 1, 2008; however in February 2008, the FASB issued a Staff Position that defers the effective date to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on a recurring basis (that is, at least annually). SFAS No. 157 is still effective for us on January 1, 2008 for financial assets and liabilities. We are in the process of evaluating the impact that SFAS No. 157 will have on our consolidated results of operations and financial position, but it is likely that we will be required to provide additional disclosures in financial statements issued after the effective date.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us as of January 1, 2008. We are in the process of evaluating the impact that SFAS No. 159 will have on our consolidated results of operations and financial position, but it is likely that we will be required to provide additional disclosures in financial statements issued after the effective date.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R changes the accounting for acquisitions specifically eliminating the step acquisition model, changes the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallows the capitalization of transaction costs, changes when restructurings related to acquisitions can be recognized and also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for us as of January 1, 2009. We are in the process of evaluating the impact the adoption of SFAS No. 141R will have on acquisitions that are made after the effective date in our consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for us as of January 1, 2009. We are in the process of evaluating the impact the adoption of SFAS No. 160 will have on our consolidated results of operations and financial position.

Information Presented Pursuant to the Indentures of our 7.50% Notes and 7.125% Notes

The following table sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our 7.50% Notes and 7.125% Notes. The indentures governing our 7.50% Notes and 7.125% Notes contain restrictive covenants with which we and certain subsidiaries under these indentures must comply. These include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions and make certain investments. Any failure to comply with these covenants would constitute a default, which could result in the acceleration of the principal amount and accrued and unpaid interest on all our outstanding 7.50% Notes and 7.125% Notes. In order for the holders of these notes to assess our compliance with certain of these covenants, the indentures require us to disclose in the periodic reports we file with the SEC our Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow (each as defined in the indentures). Under the indentures, our ability to make certain types of restricted payments is limited by the amount of Adjusted Consolidated Cash Flow that we generate, which is determined based on our Tower Cash Flow and Non-Tower Cash Flow. In addition, the indentures for our 7.50% Notes and 7.125% Notes restrict us from incurring additional debt or issuing certain types of preferred stock if on a pro forma basis the issuance of such debt and preferred stock would cause our consolidated debt to be greater than 7.5 times our Adjusted Consolidated Cash Flow. As of December 31, 2007, the ratio of our consolidated debt to Adjusted Consolidated Cash Flow was approximately 3.6. For more information about the restrictions under our notes indentures, see note 3 to our consolidated financial statements included in this Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow are considered non-GAAP financial measures. We are required to provide these financial metrics by the indentures for our 7.50% Notes and 7.125% Notes, and we have included them below because we consider the indentures for these notes to be material agreements, the covenants related to Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow to be material terms of the indentures, and information about compliance with such covenants to be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

The following table presents Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the applicable notes (in thousands):

Tower Cash Flow, for the three months ended December 31, 2007	$177,724

Consolidated Cash Flow, for the twelve months ended December 31, 2007	$668,123
Less: Tower Cash Flow, for the twelve months ended December 31, 2007	(683,200)
Plus: four times Tower Cash Flow, for the three months ended December 31, 2007	710,896

Adjusted Consolidated Cash Flow, for the twelve months ended December 31, 2007	$695,819

Non-Tower Cash Flow, for the twelve months ended December 31, 2007	$(48,012)

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate swaps and caps. During the year ended December 31, 2007, all derivative financial instruments were used for purposes other than trading. During 2007, we terminated all swaps and caps that existed at December 31, 2006 and entered into three new interest rate swaps in November 2007. We also entered into and subsequently terminated a treasury lock agreement in connection with the pricing of our 7.00% Notes.

During the year ended December 31, 2007, we repurchased or converted $606.8 million face amount of notes for $545.8 million in cash, including the conversion of $89.5 million principal amount of 3.25% Notes and $0.02 million principal amount of 3.00% Notes into shares of our Class A common stock, and the repurchase of $192.5 million principal amount of 5.0% Notes and $324.8 million principal amount of ATI 7.25% Notes. We also repaid and terminated the SpectraSite credit facilities and the AMT OpCo credit facilities in May 2007 and June 2007, respectively. In June 2007, we refinanced our existing $1.6 billion senior secured credit facilities at the AMT OpCo level with the new $1.25 billion Revolving Credit Facility. In August 2007, we entered into a new $500.0 million Term Loan, which was fully drawn in September 2007, and repaid and terminated in October 2007. As of December 31, 2007, $825.0 million was outstanding under the Revolving Credit Facility.

The following tables provide information as of December 31, 2007 and 2006 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps and swaps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

As of December 31, 2007

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$1,817	$1,241	$78,828	$13,714	$1,069,998	$2,292,895	$3,458,493	$3,822,979
Average Interest Rate(a)	5.79%	5.78%	4.60%	6.28%	5.87%	5.97%
Variable Rate Debt(a)					$825,000		$825,000	$814,688

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place As of December 31, 2007 and Interest Rate Detail by Contractual Maturity Dates (In thousands, except percentages)

Interest Rate SWAPS	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Notional Amount		$150,000 (b)					$150,000	$(369)
Fixed Rate(c)		3.95%
Notional Amount			$100,000 (d)				$100,000	$(571)
Fixed Rate(c)			4.08%

As of December 31, 2006 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In thousands, except percentages)

Long-Term Debt	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$253,907	$1,278	$654	$108,416	$338,501	$1,112,253	$1,815,009	$2,381,824
Average Interest Rate(a)	5.02%	8.30%	7.08%	3.27%	7.21%	5.99%
Variable Rate Debt(a)				$1,725,000			$1,725,000	$1,718,531

Aggregate Notional Amounts Associated with Interest Rate Caps and Swaps in Place As of December 31, 2006 and Interest Rate Detail by Contractual Maturity Dates (In thousands, except percentages)

Interest Rate CAPS	2007		2008	2009		2010		2011	Thereafter		Total	Fair Value
Notional Amount	$25,000	(e)									$25,000	$0
Cap Rate(c)	8.00%

Interest Rate SWAPS	2007		2008	2009		2010		2011	Thereafter		Total	Fair Value
Notional Amount				$300,000	(f)						$300,000	$9,471
Fixed Rate(c)				3.88%
Notional Amount						$550,000	(g)				$550,000	$4,356
Fixed Rate(c)						4.78%
Notional Amount									$900,000	(h)	$900,000	$3,752
Fixed Rate(c)									4.97%

(a)	As of December 31, 2007, variable rate debt consists of our Revolving Credit Facility ($825.0 million drawn) included above based on the June 8, 2012 maturity date. As of December 31, 2007, fixed rate debt consists of: the Certificates issued in the Securitization ($1.75 billion); 2.25% convertible notes due 2009 (“2.25% Notes”) ($0.04 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of December 31, 2007 is $502.2 million); the 5.0% Notes ($59.7 million); the 3.25% Notes ($18.3 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($0.3 million); the 3.00% Notes ($345.0 million principal amount due at maturity; the balance as of December 31, 2007 is $344.6 million accreted value); the 7.00% Notes ($500.0 million) and other debt of $60.2 million. Interest on the Revolving Credit Facility is payable in accordance with the applicable London Interbank Offering Rate (“LIBOR”) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at December 31, 2007 for the Revolving Credit Facility was 5.52%. For the year ended December 31, 2007, the weighted average interest rate under our credit facilities was 6.15%.

As of December 31, 2006, variable rate debt consists of the SpectraSite credit facilities and AMT OpCo credit facilities ($1,725.0 million drawn) and fixed rate debt consists of: the 2.25% Notes ($0.04 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of December 31, 2006 is $503.5 million); the 5.0% Notes ($252.2 million); the 3.25% Notes ($107.9 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($325.1 million); the 3.00% Notes ($345.0 million principal amount due at maturity; the balance as of December 31, 2006 is $344.5 million accreted value) and other debt of $59.8 million. Interest on our credit facilities is payable in accordance with the applicable LIBOR agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at December 31, 2006 for our credit facilities was 5.30%. For the year ended December 31, 2006, the weighted average interest rate under our credit facilities was 5.92%.

(b)	Includes notional amounts of $150.0 million that expire in December 2009.

(c)	Represents the weighted-average fixed rate or range of interest based on contractual notional amount as a percentage of total notional amounts in a given year.

(d)	Includes notional amount of $100.0 million that expires in December 2010.

(e)	Includes notional amount of $25.0 million that expired in September 2007.

(f)	Includes notional amounts of $300.0 million that were terminated in June 2007, prior to expiration in December 2009.

(g)	Includes notional amounts of $550.0 million that were terminated in June 2007, prior to expiration in October 2010.

(h)	Includes notional amounts of $900.0 million for forward starting interest rate swaps that were terminated in May 2007, prior to expiration in July 2012.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt under our credit facilities as of December 31, 2007 and 2006, after giving effect to our interest rate swap agreements (excluding $900.0 million of forward starting interest rate swap agreements designated as cash flow hedges as of December 31, 2006) is comprised of $575.0 million and $875.0 million, respectively. A 10% increase, or approximately 53 basis points, in current interest rates would have caused an additional pre-tax charge to our net income and an increase in our cash outflows of $3.0 million and $4.6 million for the years ended December 31, 2007 and 2006, respectively.

In January and February 2008, we entered into an aggregate of five additional interest rate swap agreements to manage exposure to variability in cash flows relating to forecasted interest payments under our Revolving Credit Facility. The swaps are designated as cash flow hedges, have an aggregate notional amount of $250.0 million, fixed interest rates ranging from 2.92% to 3.74% and expire in 2011.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our foreign operations, including our rental and management segment divisions in Mexico and Brazil. We believe the exposure to the effects of foreign currency on our consolidated financial statements is limited as the U.S. dollar is the functional currency. For the years ended December 31, 2007 and 2006, the remeasurement gain from these operations approximated $2.7 million and $1.0 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007. As discussed below, we determined that we had a material weakness in our internal control over financial reporting because we failed to maintain effective controls over the accounting for income taxes.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment management believes that, as of December 31, 2007, the Company did not maintain effective internal control over financial reporting because of the effect of material weakness in our internal control over financial reporting discussed below.

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon this definition, our management concluded that, as of December 31, 2007, a material weakness existed in our internal control over financial reporting related to accounting for income taxes.

In concluding that we had a material weakness, we considered that we did not maintain effective controls over our accounting for income taxes with respect to determining, documenting, tracking and adjusting our deferred tax assets and liabilities on a timely basis. During the three months ended December 31, 2007, we recorded adjustments to the income tax provision for amounts that should have been recorded in prior reporting periods. The adjustments were identified in connection with our year-end tax analyses and relate primarily to our cumulative deferred tax assets and liabilities. The principal components of the adjustments resulted from (i) a deferred foreign tax liability from foreign currency fluctuations arising out of certain long-term intercompany loan transactions involving our Brazilian subsidiary and (ii) changes to certain deferred tax assets and liabilities, including those arising out of the discontinued operations of our Verestar subsidiary, which was discontinued in 2002, and deconsolidated upon filing for bankruptcy protection in 2003.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Tower Corporation

Boston, Massachusetts

We have audited the internal control over financial reporting of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

The Company did not maintain effective controls over accounting for income taxes with respect to determining, documenting, tracking and adjusting its deferred tax assets and liabilities on a timely basis.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2007, and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the control objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” as of January 1, 2007.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 14, 2008

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management is in the process of actively addressing and remediating the material weakness in internal control over financial reporting described above. During 2008, we will undertake actions to remediate the material weakness identified, including the following:

•

Evaluating our organizational structure related to income tax accounting, as well as our design of income tax accounting processes and controls, to identify and implement new and improved processes, where warranted; and

•	Hiring additional personnel and expanding technical resources in the income tax accounting function to review our domestic and foreign transactions and their related tax impacts.

We believe that the steps outlined above will strengthen our internal control over financial reporting and address the material weakness described above. As part of our 2008 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to be implemented to assess whether they are operating effectively.

In addition, we performed additional analyses and other post-closing procedures related to our income tax accounts to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements included in this Annual Report on Form 10-K. Accordingly, management believes that the consolidated financial statements included in this filing fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

ITEM 9B.    OTHER INFORMATION

Unregistered Sales of Equity Securities

During the period January 1, 2008 through February 29, 2008, we issued an aggregate of 79,684 shares of our Class A common stock upon the exercise of 12,396 warrants assumed in our merger with SpectraSite, Inc. In August 2005, in connection with the merger, we assumed approximately 1.0 million warrants to purchase shares of SpectraSite, Inc. common stock. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase 7.15 shares of Class A common stock at an exercise price of $32 per warrant. As some of these warrants were exercised pursuant to a cashless net exercise pursuant to the warrant agreement, net proceeds from these warrant exercises were approximately $53,696. The shares were issued in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended, and Section 1145 of the United States Code. No underwriters were engaged in connection with such issuances.

During the period January 1, 2008 through February 29, 2008, we issued an aggregate of 180,231 shares of our Class A common stock upon the exercise of 12,790 warrants. The warrants were originally issued in January 2003 as part of an offering of 808,000 units, each consisting of $1,000 principal amount at maturity of ATI 12.25% Notes and a warrant to purchase 14.0953 shares of our Class A common stock. The warrants have an exercise price of $0.01 per share and will expire on August 1, 2008. These warrants were exercised pursuant to a cashless net exercise pursuant to the warrant agreement, and as a result, there were no net proceeds from these warrant exercises. The shares were issued in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances.

During the period January 1, 2008 through February 29, 2008, we issued an aggregate of 242 shares of our Class A common stock upon conversion of $5,000 principal amount of our 3.00% Notes. Pursuant to the terms of the indenture, holders of the 3.00% Notes receive 48.7805 shares of our Class A common stock for every $1,000 principal amount of notes converted. All shares were issued in reliance on the exemption from registration set forth in Section3(a)(9) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and their respective ages and positions as of March 13, 2008 are set forth below:

James D. Taiclet, Jr.	47	Chairman, President and Chief Executive Officer
Bradley E. Singer	41	Chief Financial Officer and Treasurer
Jean A. Bua	49	Executive Vice President, Finance and Corporate Controller
Edmund DiSanto	55	Executive Vice President, Chief Administrative Officer and General Counsel
William H. Hess	44	Executive Vice President, International Operations and President, Latin America
Steven C. Marshall	47	Executive Vice President, International Business Development
Steven J. Moskowitz	44	Executive Vice President and President, U.S. Tower Division
Amit Sharma	57	Executive Vice President and President, Asia

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

Edmund DiSanto is our Executive Vice President, Chief Administrative Officer and General Counsel. Mr. DiSanto joined us in April 2007. Prior to joining us, Mr. DiSanto was with Pratt & Whitney, a unit of United Technologies Corporation. Mr. DiSanto started with United Technologies in 1989, where he first served as Assistant General Counsel of its Carrier subsidiary, then corporate Executive Assistant to the Chairman and Chief Executive Officer, and from 1997, he held various legal and business roles at its Pratt & Whitney unit, including Deputy General Counsel and most recently, Vice President, Global Service Partners, Business Development. Prior to joining United Technologies, Mr. DiSanto served in a number of legal and related positions at United Dominion Industries and New England Electric Systems. Mr. DiSanto earned his J.D. degree from Boston College Law School and a Bachelor of Science from Northeastern University.

William H. Hess is our Executive Vice President, International Operations and President, Latin America. Mr. Hess joined us in March 2001 as Chief Financial Officer of American Tower International and was appointed Executive Vice President in June 2001. Mr. Hess was appointed Executive Vice President, General Counsel in September 2002, and in February 2007, Mr. Hess was also appointed Executive Vice President, International Operations. He stepped down as General Counsel in April 2007 when he was named President of our Latin American operations. Prior to joining us, Mr. Hess had been a partner in the corporate and finance practice group of the law firm of King & Spalding LLP, which he joined in 1990. Prior to attending law school, Mr. Hess practiced as a Certified Public Accountant with Arthur Young & Co. Mr. Hess received his J.D. degree from Vanderbilt University School of Law and is a graduate of Harding University.

Steven C. Marshall is our Executive Vice President, International Business Development. Mr. Marshall joined us in November 2007. Prior to joining us, Mr. Marshall was with National Grid Plc, where he served in a number of leadership and business development positions since 1997. Between 2003 and 2007, Mr. Marshall was Chief Executive Officer, National Grid Wireless, where he led National Grid’s wireless tower infrastructure business in the United States and United Kingdom. In addition, during his tenure at National Grid, as well as at Costain Group Plc and Tootal Group Plc, he led operational and business development efforts in Latin America, India, Southeast Asia, Africa and the Middle East. Mr. Marshall earned his M.B.A. degree from Manchester Business School in Manchester, England and a Bachelor of Science with honors in Building and Civil Engineering from the Victoria University of Manchester, England.

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

Amit Sharma is our Executive Vice President and President, Asia. Mr. Sharma joined us in September 2007. Prior to joining us, Mr. Sharma was with Motorola since 1992, where he led country teams in India and Southeast Asia, including as Country President, India and as Head of Strategy, Asia-Pacific. Mr. Sharma also served on Motorola’s Asia Pacific Board and a member of its senior leadership team. Prior to joining Motorola, Mr. Sharma was with GE Capital, serving as Vice President, Strategy and Business Development, and prior to that, with McKinsey, New York, serving as a core member of the firm’s Electronics and Marketing Practices. Mr. Sharma earned his M.B.A. degree in International Business from the Wharton School, University of Pennsylvania, where he was on the Dean’s List and the Director’s Honors List. Mr. Sharma also holds an MS in Computer Science from the Moore School, University of Pennsylvania, and a Bachelor of Technology in Mechanical Engineering from the Indian Institute of Technology.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2008.

AMERICAN TOWER CORPORATION

By:	/s/ JAMES D. TAICLET, JR.
James D. Taiclet, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES D. TAICLET, JR. James D. Taiclet, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2008

/s/ BRADLEY E. SINGER Bradley E. Singer	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2008

/s/ JEAN A. BUA Jean A. Bua	Executive Vice President, Finance and Corporate Controller (Principal Accounting Officer)	March 14, 2008

/s/ RAYMOND P. DOLAN Raymond P. Dolan	Director	March 14, 2008

/s/ RONALD M. DYKES Ronald M. Dykes	Director	March 14, 2008

/s/ CAROLYN F. KATZ Carolyn F. Katz	Director	March 14, 2008

/s/ GUSTAVO LARA CANTU Gustavo Lara Cantu	Director	March 14, 2008

/s/ JOANN A. REED JoAnn A. Reed	Director	March 14, 2008

/s/ PAMELA D. A. REEVE Pamela D. A. Reeve	Director	March 14, 2008

/s/ DAVID E. SHARBUTT David E. Sharbutt	Director	March 14, 2008

/s/ SAMME L. THOMPSON Samme L. Thompson	Director	March 14, 2008

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Tower Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” as of January 1, 2007, FASB No. 123R “Share-Based Payment,” as of January 1, 2006, and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143,” as of December 31, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2008 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 14, 2008

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,123	$281,264
Restricted cash	53,684
Short-term investments and available-for-sale securities	7,224	22,986
Accounts receivable, net of allowances	40,316	29,368
Prepaid and other current assets	71,264	63,919
Deferred income taxes	40,063	88,485

Total current assets	245,674	486,022

PROPERTY AND EQUIPMENT, net	3,045,186	3,218,124
GOODWILL	2,188,312	2,189,767
OTHER INTANGIBLE ASSETS, net	1,686,434	1,820,876
DEFERRED INCOME TAXES	479,854	482,710
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	484,997	415,720

TOTAL	$8,130,457	$8,613,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$175,464	$187,634
Accrued interest	33,702	41,319
Current portion of long-term obligations	1,817	253,907
Unearned revenue	106,395	86,769

Total current liabilities	317,378	569,629

LONG-TERM OBLIGATIONS	4,283,467	3,289,109
OTHER LONG-TERM LIABILITIES	504,178	365,974

Total liabilities	5,105,023	4,224,712

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES	3,342	3,591
STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 1,000,000,000 shares authorized, 452,759,969 and 437,792,629 shares issued, and 399,518,542 and 424,672,267 shares outstanding, respectively	4,527	4,378
Additional paid-in capital	7,772,382	7,502,472
Accumulated deficit	(2,703,373)	(2,733,920)
Accumulated other comprehensive (loss) income	(3,626)	16,079
Treasury stock (53,241,427 and 13,120,362 shares at cost, respectively)	(2,047,818)	(404,093)

Total stockholders’ equity	3,022,092	4,384,916

TOTAL	$8,130,457	$8,613,219

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
REVENUES:
Rental and management	$1,425,975	$1,294,068	$929,762
Network development services	30,619	23,317	15,024

Total operating revenues	1,456,594	1,317,385	944,786

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	343,450	332,246	247,781
Network development services	16,172	11,291	8,346
Depreciation, amortization and accretion	522,928	528,051	411,254
Selling, general, administrative and development expense (including stock-based compensation expense of $54,603, $39,502 and $6,597, respectively)	186,483	159,324	108,059
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense (including stock-based compensation expense of $9,333 in 2005)	9,198	2,572	34,232

Total operating expenses	1,078,231	1,033,484	809,672

OPERATING INCOME	378,363	283,901	135,114

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $1,490, $1,491 and $1,492, respectively	14,207	14,208	14,232
Interest income	10,848	9,002	4,402
Interest expense	(235,824)	(215,643)	(222,419)
Loss on retirement of long-term obligations	(35,429)	(27,223)	(67,110)
Other income	20,675	6,619	227

Total other expense	(225,523)	(213,037)	(270,668)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND INCOME (LOSS) ON EQUITY METHOD INVESTMENTS	152,840	70,864	(135,554)
Income tax provision	(59,809)	(41,768)	(5,714)
Minority interest in net earnings of subsidiaries	(338)	(784)	(575)
Income (loss) on equity method investments	19	26	(2,078)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	92,712	28,338	(143,921)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX (PROVISION) BENEFIT OF $(6,191), $444 and $1,030, RESPECTIVELY	(36,396)	(854)	(1,913)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	56,316	27,484	(145,834)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE , NET OF INCOME TAX BENEFIT OF $11,697			(35,525)

NET INCOME (LOSS)	$56,316	$27,484	$(181,359)

NET INCOME (LOSS) PER COMMON SHARE AMOUNTS:
BASIC:
Income (loss) from continuing operations	$0.22	$0.06	$(0.47)
Loss from discontinued operations	(0.09)		(0.01)
Cumulative effect of change in accounting principle, net			(0.12)

Net income (loss)	$0.14	$0.06	$(0.60)

DILUTED:
Income (loss) from continuing operations	$0.22	$0.06	$(0.47)
Loss from discontinued operations	(0.09)		(0.01)
Cumulative effect of change in accounting principle, net			(0.12)

Net income (loss)	$0.13	$0.06	$(0.60)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	413,167	424,525	302,510

DILUTED	426,079	436,217	302,510

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006, and 2005

(In thousands, except share data)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Income(Loss)
	Issued Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2004	229,745,116	$2,297	(145,221)	$(4,366)	$4,072,881			$(2,580,045)	$1,490,767

Issuance of common stock and assumption of options and warrants– SpectraSite merger	169,506,083	1,695			3,104,377				3,106,072
Stock option activity	11,106,693	111			76,810				76,921
Issuance of common stock upon exercise of warrants	398,412	4			1,778				1,782
Issuance of common stock – Stock Purchase Plans	50,119	1			767				768
Treasury stock activity			(2,836,519)	(76,585)					(76,585)
Unearned compensation – SpectraSite merger						$(4,861)			(4,861)
Unearned compensation amortization– SpectraSite merger						2,364			2,364
Net change in fair value of cash flow hedges, net of tax							$(803)		(803)	(803)
3.25% convertible notes exchanged for common stock	4,670,336	46			55,659				55,705
ATC Mexico activity	159,836	2			2,829				2,831
ATC South America activity					2,026				2,026
Tax benefit from disposition of stock options					66,193				66,193
Net loss								(181,359)	(181,359)	(181,359)

Total comprehensive loss										$(182,162)

BALANCE, DECEMBER 31, 2005	415,636,595	$4,156	(2,981,740)	$(80,951)	$7,383,320	$(2,497)	$(803)	$(2,761,404)	$4,541,821

Stock option activity	3,884,812	39			78,610				78,649
Issuance of common stock upon exercise of warrants	14,532,874	145			220				365
Issuance of common stock – Stock Purchase Plan	53,210	1			1,329				1,330
Treasury stock activity			(10,138,622)	(323,142)					(323,142)
Unearned compensation—SpectraSite merger					(2,497)	2,497
Net change in fair value of cash flow hedges, net of tax							6,457		6,457	6,457
Net unrealized gain on available-for-sale securities							13,945		13,945	13,945
Net realized gain on available-for-sale securities							(3,520)		(3,520)	(3,520)
Convertible notes exchanged for common stock	3,685,138	37			44,039				44,076
Tax benefit from disposition of stock options					1,359				1,359
Stock option tender offer accrual for cash payments					(3,908)				(3,908)
Net income								27,484	27,484	27,484

Total comprehensive income										$44,366

BALANCE, DECEMBER 31, 2006	437,792,629	$4,378	(13,120,362)	$(404,093)	$7,502,472		$16,079	$(2,733,920)	$4,384,916

Stock option activity	7,400,667	74			182,658				182,732
Issuance of common stock upon exercise of warrants	192,054	2			290				292
Issuance of common stock – Stock Purchase Plan	48,886				1,658				1,658
Treasury stock activity			(40,121,065)	(1,643,725)					(1,643,725)
Net change in fair value of cash flow hedges, net of tax							(3,244)		(3,244)	(3,244)
Net realized loss on cash flow hedges, net of tax							(6,162)		(6,162)	(6,162)
Net unrealized loss on available-for-sale securities, net of tax							(3,230)		(3,230)	(3,230)
Net realized gain on available-for-sale securities, net of tax							(7,069)		(7,069)	(7,069)
Convertible notes exchanged for common stock	7,325,733	73			88,012				88,085
Cumulative effect of adoption of FIN 48								(25,769)	(25,769)
Reduction in deferred tax asset related to spin off from American Radio Systems					(2,708)				(2,708)
Net income								56,316	56,316	56,316

Total comprehensive income										$36,611

BALANCE, DECEMBER 31, 2007	452,759,969	$4,527	(53,241,427)	$(2,047,818)	$7,772,382		$(3,626)	$(2,703,373)	$3,022,092

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$56,316	$27,484	$(181,359)
Cumulative effect of change in accounting principle, net			35,525
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, amortization and accretion	522,928	528,051	411,254
Stock-based compensation expense	54,603	39,502	15,930
Other non-cash items reported in discontinued operations (primarily income tax provision (benefit))	6,192	(444)	(2,145)
Increase in restricted cash	(49,818)
Minority interest in net earnings of subsidiaries	338	784	575
(Gain) loss on investments and other non-cash (income) expense	(9,470)	(5,453)	2,078
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expense	9,214	2,958	19,096
Loss on retirement of long-term obligations	34,826	27,223	67,110
Amortization of deferred financing costs, debt discounts and other non-cash interest	7,789	9,719	45,214
Provision for losses on accounts receivable	2,470	5,175	8,492
Deferred income taxes	21,239	17,535	(11,029)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(13,417)	(182)	7,570
Prepaid and other assets	65,704	(9,509)	19,973
Deferred rent asset	(69,673)	(58,306)	(30,304)
Accounts payable and accrued expenses	(7,237)	(10,620)	(35,120)
Accrued interest	(7,617)	3,844	(5,641)
Unearned revenue	19,625	9,114	5,179
Deferred rent liability	26,650	26,811	15,946
Other long-term liabilities	22,017	7,052	8,860

Cash provided by operating activities	692,679	620,738	397,204

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(154,381)	(127,098)	(88,637)
Payments for acquisitions, net of cash acquired	(43,962)	(14,337)	(7,479)
Payments for acquisition of minority interests		(22,944)	(7,270)
Cash acquired from SpectraSite merger, net of transaction costs paid			16,696
Proceeds from sales of available-for-sale securities and other long-term assets	22,163	35,387	6,881
Deposits, restricted cash, short-term investments and other	(10,000)	(120)	(725)

Cash used for investing activities	(186,180)	(129,112)	(80,534)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from issuance of Certificates in securitization transaction	1,750,000
Proceeds from term loan credit facility	500,000
Borrowings under revolving credit facilities	1,675,000	242,000	1,543,000
Proceeds from issuance of senior notes	500,422
Repayment of notes payable, credit facilities and capital leases	(3,612,240)	(295,760)	(1,949,444)
Purchases of Class A common stock	(1,642,821)	(306,856)	(68,927)
Proceeds from stock options, warrants and stock purchase plan	124,087	40,940	65,357
Deferred financing costs and other financing activities	(49,088)	(3,387)	(9,512)

Cash used for financing activities	(754,640)	(323,063)	(419,526)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(248,141)	168,563	(102,856)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	281,264	112,701	215,557

CASH AND CASH EQUIVALENTS, END OF YEAR	$33,123	$281,264	$112,701

See notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—American Tower Corporation and subsidiaries (collectively, ATC or the Company) is an independent owner, operator and developer of wireless and broadcast communications sites in the United States, Mexico and Brazil. The Company’s primary business, as discussed in note 14, is the leasing of antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. The Company also manages rooftop and tower sites for third parties, operates distributed antenna systems within buildings, and provides network development services that support its rental and management operations and the addition of new tenants and equipment on its sites.

The Company completed its merger with SpectraSite, Inc. in August 2005, as more fully described in note 4. The merger was approved by the stockholders of the Company and SpectraSite, Inc. on August 3, 2005, and the results of operations of SpectraSite have been included in the Company’s accompanying consolidated financial statements commencing on August 3, 2005.

ATC is a holding company that conducts its operations in the United States and internationally through its directly and indirectly owned subsidiaries. ATC’s principal United States operating subsidiaries are American Towers, Inc. (ATI) and SpectraSite Communications, LLC (SpectraSite). ATC conducts its international operations through its subsidiary, American Tower International, Inc., which in turn conducts operations through its international operating subsidiaries. The Company’s international operations consist primarily of its operations in Mexico and Brazil, which it conducts in Mexico through ATC Mexico Holding Corp. (ATC Mexico) and in Brazil through ATC South America Holding Corp. (ATC South America).

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and all intercompany accounts and transactions have been eliminated. The Company consolidates those entities in which it owns greater than fifty percent of the entity’s voting stock or membership interests, with the exception of Verestar, Inc. (Verestar), as discussed below.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying consolidated financial statements. The significant estimates in the accompanying consolidated financial statements include income taxes, stock-based compensation, impairment of long-lived assets (including goodwill), asset retirement obligations, revenue recognition and estimated useful lives of assets.

The Company is in the process of reviewing the estimated useful lives of its tower assets. The Company now has over ten years of operating history, and it is considering whether it should modify its current estimates for asset lives based on its historical operating experience. The Company has retained an independent consultant to assist the Company in completing this review, and received a report from the consultant in the first quarter of 2008, which it is in the process of analyzing. The Company currently depreciates its towers on a straight-line basis over the shorter of the term of the underlying ground lease (including renewal options) or the estimated useful life of the tower, which the Company has historically estimated to be 15 years. Additionally, certain of the Company’s intangible assets are amortized on a similar basis to the tower assets, as the estimated useful lives of such intangibles correlate to the useful life of the towers. If the Company concludes that a revision in the estimated useful lives of its tower assets is appropriate, the Company will account for any changes in the useful lives as a change in accounting estimate under Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections,” which will be recorded prospectively beginning in the period of change. Based on preliminary information obtained to date, the Company expects that its estimated asset lives may be extended

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which would result in prospective decreases in depreciation and amortization, and such changes could be material to future depreciation and amortization and the Company’s consolidated results of operations.

Revenue Recognition—Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned. Fixed escalation clauses present in non-cancelable lease agreements, excluding those tied to the Consumer Price Index (CPI) or other inflation-based indices, and other incentives present in lease agreements with the Company’s customers are recognized on a straight-line basis over the terms of the applicable leases. Straight-line revenues for the years ended December 31, 2007, 2006 and 2005 approximated $69.7 million, $58.3 million and $30.3 million, respectively. The Company’s straight-line asset of approximately $279.7 million and $210.0 million is included in notes receivable and other long-term assets in the accompanying consolidated balance sheets as of December 31, 2007 and 2006, respectively. Amounts billed up-front for certain services provided in connection with the execution of lease agreements are initially deferred and recognized as revenue over the initial terms of the applicable leases. Amounts billed or received prior to being earned are deferred and reflected in unearned revenue in the accompanying consolidated balance sheets until such time as the earnings process is complete.

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

Rent Expense—Many of the leases underlying the Company’s tower sites have fixed rent escalators, which provide for periodic increases in the amount of ground rent payable by the Company over time. The Company calculates straight-line ground rent expense for these leases based on the fixed non-cancelable term of the underlying ground lease plus all periods, if any, for which failure to renew the lease imposes an economic penalty to the Company such that renewal appears, at the inception of the lease, to be reasonably assured. Certain of the Company’s tenant leases require the Company to exercise available renewal options pursuant to the underlying ground lease, if the tenant exercises its renewal option. For towers with these types of tenant leases at the inception of the ground lease, the Company calculates its straight-line ground rent over the term of the ground lease, including all renewal options required to fulfill the tenant lease obligation.

Straight-line ground rent expense approximated $26.7 million, $26.8 million and $15.9 million, for the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s straight-line rent liability of approximately $150.8 million and $124.1 million is included in other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2007 and 2006, respectively. The Company’s prepaid land rent of approximately $30.1 million and $27.3 million is included in prepaid and other current assets in the accompanying consolidated balance sheets as of December 31, 2007 and 2006, respectively.

Selling, General, Administrative and Development Expense—Selling, general and administrative expense consists of overhead expenses related to the Company’s rental and management and services segments and corporate overhead costs not specifically allocable to either of the Company’s individual business segments. Development expense consists of uncapitalized acquisition costs, costs to integrate acquisitions, costs associated with new business initiatives and abandoned acquisition costs.

Stock-Based Compensation—On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and employee stock purchases under employee stock purchase plans. SFAS No. 123R supersedes the Company’s previous

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Under SFAS No. 123R, companies are no longer permitted to account for share-based compensation transactions using the intrinsic value method in accordance with APB No. 25 described below. Instead, companies are required to account for such transactions using a fair value method and recognize the related expense associated with share-based payments in the statement of operations. The Company adopted SFAS No. 123R under the modified prospective method, pursuant to which compensation expense for all share-based payments granted or modified after the effective date is recognized based upon the requirements of SFAS No. 123R. Accordingly, prior period amounts have not been restated related to the adoption of SFAS No. 123R. SFAS No. 123R requires companies to recognize stock-based compensation awards granted to employees and directors as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the accounting measurement date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The fair value of stock option grants is calculated using the Black-Scholes option pricing model and the unrecognized expense of unvested awards as of January 1, 2006 are being recognized under the same pricing model. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Under APB No. 25, the Company previously recorded the impact of forfeitures as they occurred.

Under the terms of the Company’s 2007 Equity Incentive Plan described in note 13, the Company plans to grant awards of restricted stock units beginning in 2008. Under the fair value recognition provisions of SFAS No. 123R, the Company records stock-based compensation expense for restricted stock units based on the fair value of the restricted stock units as determined by the quoted closing market price of the Company’s Class A common stock at the date of grant. The expense is recognized over the service period and is required to include an estimate of awards that will be forfeited.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FAS 123R-3). Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. During the year ended December 31, 2006, the Company elected the “Long” method, as defined in the FAS 123R-3. In addition, in accordance with SFAS No. 123R, SFAS No. 109 and EITF Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s stock-based compensation expense is included in selling, general, administrative and development expense for the years ended December 31, 2007, 2006 and 2005, as well as certain amounts associated with restructuring and merger related employee terminations that are reflected in impairments, net loss on sale of long-lived assets, restructuring and merger related expense for the year ended December 31, 2005. The Company’s stock-based compensation plans are described in note 13.

Loss on Retirement of Long-Term Obligations—Loss on retirement of long-term obligations primarily includes cash paid to retire debt in excess of its carrying value and non-cash charges related to the write-off of deferred financing fees. Loss on retirement of long-term obligations also includes gains from repurchasing or refinancing certain of the Company’s debt obligations.

Discount and Premium on Notes—The Company amortizes the discount on its convertible, senior and senior subordinated discount notes (including the allocated fair value of the related warrants) and the premium on its senior notes, using the effective interest method over the term of the obligation. Such amortization is reflected in interest expense in the accompanying consolidated statements of operations. (See note 3.)

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, notes receivable described in note 7, trade receivables and derivative instruments described in note 8. The Company mitigates its risk with respect to cash and cash equivalents and derivative instruments by maintaining its deposits and contracts at high quality financial institutions and monitoring the credit ratings of those institutions. The Company derives the largest portion of its revenues, corresponding trade receivables and the related deferred rent asset from a small number of customers in the telecommunications industry, and approximately 70% of its revenues are derived from six customers in the industry. In addition, the Company has concentrations of credit risk in certain geographic areas. (See notes 7, 8 and 14.)

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables by actively monitoring the credit worthiness of its borrowers and customers. Accounts receivable are reported net of allowances of $7.6 million, $9.3 million and $15.1 million as of December 31, 2007, 2006 and 2005, respectively. Amounts charged against allowances, net of recoveries, for the years ended December 31, 2007,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 and 2005 were $4.2 million, $11.0 million and $13.1 million, respectively. The fair value of accounts receivable acquired in the merger with SpectraSite, Inc. increased the allowances by $5.7 million as of the date of acquisition in August 2005.

Derivative Financial Instruments—The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. All derivatives are recorded on the consolidated balance sheet at fair value and assets are reflected in notes receivable and other long-term assets and liabilities are reflected in other long-term liabilities in the accompanying consolidated balance sheets. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive (loss) income and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the period that the change occurs.

The Company uses derivative financial instruments as a means of managing interest-rate risk associated with its current debt or anticipated debt transactions that have a high probability of execution. The Company is exposed to interest rate risk relating to variable interest rates on its revolving credit facility described in note 3. The Company uses interest rate swaps as part of its overall strategy to manage the level of exposure to the risk of interest rate fluctuations under its variable rate credit facilities. The interest rate swap agreements effectively convert the interest payments for a portion of the debt from floating rate to fixed rate debt. The Company also enters into forward starting interest rate swap agreements and treasury lock agreements, which the Company designates as cash flow hedges, to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the likely issuance of new fixed rate debt. Settlement gains and losses on terminations of these forward starting interest rate swap agreements are recorded in other comprehensive income (loss), net of taxes, and amortized to interest expense over the term of the newly issued debt.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company does not hold derivatives for trading purposes. (See note 8.)

Effective January 1, 2006, the Company adopted the provisions of Derivatives Implementation Group Issue B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That are Exercisable Only by the Debtor” (DIG Issue B39). Under DIG Issue B39, the carrying value of the call provision contained in the Company's 7.125% senior notes described in note 3 that qualified as an embedded derivative no longer required separate recognition or accounting and is combined with the carrying value of the underlying debt. Prior to January 1, 2006, the $3.1 million fair value of the liability had been recorded at fair value at the end of each reporting period with changes in fair value reflected in other income (expense) in the accompanying consolidated statement of operations. Effective January 1, 2006, the $3.1 million carrying value of the call provision was reclassified from other long-term liabilities to other long-term obligations in the consolidated balance sheet and the Company began to amortize the premium over the term of the call provision. During the years ended December 31, 2007 and 2006, the Company recorded $1.1 million as a reduction to interest expense in the accompanying consolidated statement of operations and the carrying value of the call provision was $0.9 million and $2.0 million as of December 31, 2007 and 2006, respectively, in the accompanying consolidated balance sheets.

Other Comprehensive (Loss) Income—Other comprehensive (loss) income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other comprehensive (loss) income, but are excluded from net income (loss), as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive (loss) income is comprised of realized and unrealized gains/losses on derivative cash flow hedges and short-term available-for-sale securities as summarized in the accompanying consolidated statement of stockholders’ equity.

Foreign Currency Remeasurement—The functional currency of the Company’s foreign subsidiaries in Mexico and Brazil is the U.S. dollar. Monetary assets and liabilities related to the Company’s operations in Mexico and Brazil are remeasured from the local currency into U.S. dollars at the rate of currency exchange at the end of the applicable fiscal reporting period. Non-monetary assets and liabilities are remeasured at historical exchange rates. Revenues and expenses are remeasured at average monthly exchange rates. All remeasurement gains and losses are included in the Company’s consolidated statement of operations, within the caption other income (expense). The net remeasurement gain for the years ended December 31, 2007, 2006 and 2005 approximated $2.7 million, $1.0 million and $0.4 million, respectively.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, demand deposits and short-term investments with remaining maturities (when purchased) of three months or less.

Restricted Cash—The Company classifies as restricted cash all cash pledged as collateral to secure obligations and all cash whose use is otherwise limited by contractual provisions, including cash on deposit in reserve accounts relating to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in the Company’s securitization transaction, as described in note 3.

Short-Term Investments and Available for Sale Securities—As of December 31, 2007, short-term investments and available-for-sale securities includes government bonds of approximately $6.3 million with remaining maturities (when purchased) in excess of three months and $0.9 million of available-for-sale securities. As of December 31, 2007 and 2006, the Company’s only short-term available-for-sale security was in FiberTower Corporation (FiberTower), which had a fair value of approximately $0.9 million (0.4 million shares of common stock at a price of $2.28 per share) and $23.0 million (3.9 million shares of common stock at a price of $5.88 per share), respectively. The Company complies with the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115), and investments classified as available-for-sale are carried at fair value on the consolidated balance sheet. The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported as accumulated other comprehensive (loss) income, unless such changes are deemed other than temporary. The Company periodically reviews the value of available-for-sale securities and will record impairment charges in the consolidated statement of operations and comprehensive (loss) income for any decline in value that is determined to be other-than-temporary. The Company does not have any investments classified as trading.

During the years ended December 31, 2007 and 2006, the Company sold 3.5 million shares of FiberTower for proceeds of $17.1 million and 1.6 million shares for proceeds of $8.6 million, respectively. Realized gains of $10.9 million and $5.4 million are included in other income (expense) in the accompanying consolidated statement of operations for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, the unrealized gains included in other comprehensive (loss) income, net of taxes totaled $0.1 million and $10.4 million, respectively.

Property and Equipment—Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties). Cost for self-constructed towers includes direct materials and labor, indirect costs associated with construction and capitalized interest. Approximately $0.7 million and $0.5 million of interest was capitalized for the years ended December 31, 2006 and 2005, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Property and equipment acquired through capital leases are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Towers on leased land are depreciated over the shorter of the term of the ground lease (including renewal options) or the estimated useful life of the tower (15 years). Subject to completion of the Company’s review and analysis of the useful lives of its tower assets described above, asset useful lives are as follows:

Equipment	3-15 years
Buildings	32 years
Building and land improvements	15-32 years
Towers	up to 15 years

Towers or assets acquired through capital leases are reflected in property and equipment at the present value of future minimum lease payments or the fair market value of the leased asset at the inception of the lease. Property and equipment, network location intangibles and assets held under capital lease related to tower acquisitions are amortized over their useful lives for a period up to fifteen years. Expenditures for repairs and maintenance are expensed as incurred. Betterments and improvements that extend an asset’s useful life or enhance capacity are capitalized.

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

Income Taxes—The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company also periodically reviews its valuation allowances on its deferred tax assets to reduce these amounts to the amount that management believes is more likely than not to be realized.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effect of applying this interpretation has been recorded as an increase of $25.8 million to accumulated deficit, an increase of $9.2 million to prepaid and other current assets and an increase of $17.1 million to long-term deferred tax assets, with a corresponding increase in other long-term liabilities of $52.1 million in the consolidated balance sheet as of January 1, 2007. In conjunction with the adoption of FIN 48, the Company classified uncertain tax positions as non-current income tax liabilities unless expected to be

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

paid in one year. The Company reports penalties and tax-related interest expense as a component of the provision for income taxes and interest income from tax refunds as a component of other income in the consolidated statement of operations. (See note 2.)

Property Taxes—The Company’s accrued property and real estate tax liabilities of approximately $29.2 million and $29.1 million are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2007 and 2006, respectively.

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

Treasury Stock—The Company records treasury stock purchases under the cost method, whereby the purchase price, including legal costs and commissions, is recorded in a contra equity account (treasury stock). The equity accounts from which the shares were originally issued are not adjusted for any treasury stock purchases. (See note 13.)

Earnings (Loss) Per Common Share- Basic and Diluted—Basic income from continuing operations per common share for the years ended December 31, 2007, 2006 and 2005 represents income from continuing operations divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share for the years ended December 31, 2007 and 2006 represents income from continuing operations divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options and warrants as determined under the treasury stock method and upon conversion of the Company’s convertible notes, as determined under the if-converted method. For the years ended December 31, 2007 and 2006, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 18.5 million and 33.1 million, respectively, and shares issuable upon exercise of the Company’s stock options of 6.1 million and 5.1 million, respectively, as the effect would be anti-dilutive. For the year ended December 31, 2005, potential common shares, consisting of all shares issuable upon exercise of stock options and warrants and upon conversion of the Company’s convertible notes, of 72.9 million, have been excluded from the computation of diluted loss per common share, as the effect would be anti-dilutive.

The following table sets forth basic and diluted income (loss) from continuing operations per common share computational data for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share data):

	Years Ended December 31,
	2007	2006	2005
Basic weighted average common shares outstanding	413,167	424,525	302,510
Dilutive securities:
Stock options, warrants and convertible notes	12,912	11,692

Diluted weighted average common shares outstanding	426,079	436,217	302,510

Basic and dilutive income (loss) from continuing operations per common share	$0.22	$0.06	$(0.47)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation Costs—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. The Company regularly monitors the status of pending legal actions to evaluate both the magnitude and likelihood of any potential loss. The Company accrues for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. Should the ultimate losses on contingencies and litigation vary from estimates, adjustments to those reserves may be required. The Company also incurs legal costs in connection with these matters and accounts for these expenses as incurred, net of anticipated insurance proceeds. With the exception of legal costs related to the Verestar bankruptcy, legal costs are reflected in selling, general, administrative and development expense in the accompanying consolidated statement of operations. Legal costs incurred in connection with the Company’s involvement in the Verestar bankruptcy proceedings are reflected within discontinued operations in the accompanying consolidated statement of operations. (See note 9.)

Impairments, Net Loss on Sale of Long-Lived Assets and Discontinued Operations—The Company reviews long-lived assets, including intangibles with definite lives, for impairment whenever events, changes in circumstances or the Company’s review of its tower portfolio indicate that the carrying amount of an asset may not be recoverable. The Company’s tower portfolio review includes sites for which the Company has no current tenant leases and towers for which expenses exceed revenues. The Company assesses recoverability by determining whether the net book value of the related assets will be recovered, either through projected undiscounted future cash flows or anticipated proceeds from sales of the assets. If the Company determines that the carrying value of an asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows to be provided from the asset or the estimated sale proceeds, as compared to the asset’s carrying value.

The Company also complies with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) regarding impairment assessments and decisions concerning discontinued operations. The Company records impairment losses in the period in which it identifies such impairments. (See note 12.) In December 2003, Verestar filed for protection under Chapter 11 of the federal bankruptcy laws. Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. Accordingly, due to the bankruptcy filing, the Company ceased to consolidate Verestar’s financial results beginning December 22, 2003. As described in note 9, the Company has incurred costs and related tax effects in connection with its involvement in the bankruptcy proceedings and related settlement of Verestar of $37.8 million, $0.9 million and $1.3 million, which are reflected within the net loss on disposal of discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005, respectively. Loss from discontinued operations, net for the year ended December 31, 2007 also includes $1.4 million in gains, net of tax, related to litigation and insurance settlements that were settled for less than the Company’s original estimates. (See note 9.)

Notes Receivable and Other Long-Term Assets—Other long-term assets primarily represent the Company’s notes receivable described in note 7, including TV Azteca, the straight-line asset associated with non-cancelable tenant leases that contain fixed escalation clauses over the terms of the applicable leases, as well as investments, prepaid ground lease assets, long-term deposits, favorable leasehold interests and other long-term assets acquired in connection with the merger with SpectraSite, Inc.

Asset Retirement Obligations—The Company complies with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) and the provisions of FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47). Both pronouncements address the financial

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting and reporting requirements for conditional obligations associated with the Company’s legal obligation to retire tangible long-lived assets and the related asset retirement costs.

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

The Company adopted the provisions of SFAS No. 143 as of January 1, 2003 and the provisions of FIN No. 47 as of December 31, 2005. Upon adoption of the provisions of FIN No. 47, the Company recognized a $35.5 million charge (net of an $11.7 million tax benefit) as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended December 31, 2005. In addition, the adoption of FIN No. 47 resulted in an increase to the tower assets included in property and equipment, net of $66.9 million and an increase in the asset retirement obligation of $114.0 million.

The Company’s asset retirement obligation is included in other long-term liabilities in the accompanying consolidated balance sheets. The changes in the carrying value of the Company’s asset retirement obligations for years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Beginning balance as of January 1,	$174,980	$164,222	$23,464
(Deductions), additions and revisions in estimated cash flows, net of settlements	(3,776)	(710)	2,587
Accretion expense	12,958	11,468	3,069
Liability assumed in merger with SpectraSite, Inc.			21,126
Increase due to change in accounting principle			113,976

Balance as of December 31,	$184,162	$174,980	$164,222

Fair Value of Financial Instruments—The carrying values of the Company’s financial instruments, with the exception of long-term obligations, including current portion, reasonably approximate the related fair values as of December 31, 2007 and 2006. As of December 31, 2007, the carrying amount and fair value of long-term obligations, including current portion, were $4.3 billion and $4.6 billion, respectively. As of December 31, 2006, the carrying amount and fair value of long-term obligations, including current portion, were $3.5 billion and $4.1 billion, respectively. Fair values are based primarily on quoted market prices for those or similar instruments.

Retirement Plan—The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. The Company’s matching contribution is 50% up to a maximum 6% of a participant’s contributions. The Company contributed approximately $1.5 million, $1.5 million and $1.1 million to the plan for the years ended December 31, 2007, 2006 and 2005, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements—In September 2006, the SEC issued SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff has indicated that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for companies with fiscal years ending on or after November 15, 2006. The Company adopted SAB No. 108 during 2006, and the impact on the Company’s consolidated financial position, results of operations or liquidity was not material.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements and does not require any new fair value measurements. This statement requires quantitative disclosures about fair value measurements for each major category of assets and liabilities measured at fair value on a recurring and non-recurring basis during a period. SFAS No. 157 is effective for the Company as of January 1, 2008; however in February 2008, the FASB issued a Staff Position that defers the effective date to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on a recurring basis (that is, at least annually). SFAS No. 157 is still effective for the Company on January 1, 2008 for financial assets and liabilities. The Company is in the process of evaluating the impact that SFAS No. 157 will have on its consolidated results of operations and financial position, but it is likely that the Company will be required to provide additional disclosures in financial statements issued after the effective date.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008. The Company is in the process of evaluating the impact that SFAS No. 159 will have on its consolidated results of operations and financial position, but it is likely that the Company will be required to provide additional disclosures in financial statements issued after the effective date.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R changes the accounting for acquisitions specifically eliminating the step acquisition model, changes the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallows the capitalization of transaction costs, changes when restructurings related to acquisitions can be recognized and also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company as of January 1, 2009. The Company is in the process of evaluating the impact the adoption of SFAS No. 141R will have on acquisitions that are made after the effective date in its consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS No. 160). SFAS 160 establishes parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company as of January 1, 2009. The Company is in the process of evaluating the impact the adoption of SFAS No. 160 will have on its consolidated results of operations and financial position.

2.    INCOME TAXES

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

The income tax (provision) benefit from continuing operations was comprised of the following for the years ended December 31, (in thousands):

	2007	2006	2005
Current:
Federal	$(911)	—	—
State	(2,531)	(2,517)	(2,477)
Foreign	(35,127)	(21,716)	(14,278)
Deferred:
Federal	(61,513)	(28,488)	6,230
State	45,025	750	6,153
Foreign	(4,752)	10,203	(1,342)

Income tax provision	$(59,809)	$(41,768)	$(5,714)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The domestic and international components of income (loss) from continuing operations before income taxes, minority interest and loss on equity method investments were as follows for the years ended December 31, (in thousands):

	2007	2006	2005
United States	$118,922	$43,946	$(148,641)
International	33,918	26,918	13,087

Total	$152,840	$70,864	$(135,554)

A reconciliation between the U.S. statutory rate from continuing operations and the effective rate was as follows for the years ended December 31,

	2007	2006	2005
Statutory tax rate	35%	35%	(35)%
State taxes, net of federal benefit	(19)	2	(2)
Non-deductible losses on retirement of long-term obligations	1	2	1
Non-deductible stock compensation	2	3	1
Foreign taxes	12	18	13
Changes in uncertain tax positions	(1)	11	22
Effect of new legislation—Mexico	4
Unrealized foreign currency gains	5
Other (primarily valuation allowance)		(12)	4

Effective tax rate	39%	59%	4%

During the three months ended December 31, 2007, the Company recorded a $7.6 million deferred tax liability related to unrealized foreign currency gains on intercompany loans with the Company’s Brazilian subsidiary.

The components of the net deferred tax asset and related valuation allowance are as follows (in thousands):

	2007	2006
Current assets:
Current tax refund claim		$64,989
Allowances, accruals and other items not currently deductible	$40,063	23,496

Net short-term deferred tax assets	$40,063	$88,485

Long-term items:
Assets:
Net operating loss carryforwards	651,820	860,372
Capital loss carryforwards	7,091	17,799
Basis step-up from corporate restructuring and tax planning strategies	50,097	59,873
Items not currently deductible and other	141,814	156,094
Liabilities:
Depreciation and amortization	(133,406)	(164,372)
Other	(149,478)	(138,840)

Subtotal	567,938	790,926
Less: Valuation allowance	(88,180)	(308,216)

Net long-term deferred tax assets	$479,758	$482,710

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007 and 2006, the Company increased net deferred tax assets by $1.5 million and $7.2 million, respectively with a corresponding reduction of goodwill associated with the utilization of net operating and capital losses acquired in connection with the SpectraSite, Inc. merger. These deferred tax assets were assigned a full valuation allowance as part of the final SpectraSite purchase price allocation in June 2006, as evidence available at the time did not support that losses were more likely than not to be realized.

The valuation allowance decreased from $308.2 million as of December 31, 2006 to $88.2 million as of December 31, 2007. The decrease was primarily due to a $149.6 million reclassification to the FIN 48 opening balance (related to federal and state net operating losses acquired in connection with the SpectraSite, Inc. merger) and $45.2 million of allowance reductions during the year ended December 31, 2007 related to state net operating losses, capital loss expirations of $6.5 million and other items.

The Company’s deferred tax assets as of December 31, 2007 and 2006 in the table above do not include $74.9 million and $31.0 million, respectively, of excess tax benefits from the exercises of employee stock options that are a component of net operating losses due to the adoption of SFAS No. 123R. Total stockholders’ equity will be increased by $74.9 million if and when any such excess tax benefits are ultimately realized.

Basis step-up from corporate restructuring represents the tax effects of increasing the basis for tax purposes of certain of the Company’s assets in conjunction with its spin-off from American Radio Systems Corporation, its former parent company.

At December 31, 2007, the Company had net federal and state operating loss carryforwards available to reduce future federal and state taxable income of approximately $1.6 billion and $2.1 billion, respectively. If not utilized, the Company’s net operating loss carryforwards expire as follows (in thousands):

Years ended December 31,	Federal	State
2008 to 2012		$294,358
2013 to 2017		561,608
2018 to 2022	$466,747	803,201
2023 to 2027	1,134,060	451,874

Total	$1,600,807	$2,111,041

As described in note 1, the Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007, the total amount of unrecognized tax benefits was $183.9 million of which $34.3 million would affect the effective tax rate, if recognized. As of December 31, 2007, the total amount of unrecognized tax benefits was $59.2 million, $23.0 million of which would affect the effective tax rate, if recognized. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company is currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ending December 31, 2007 is as follows (in thousands):

Balance at January 1, 2007	$183,953
Additions based on tax positions related to the current year	2,598
Additions for tax positions of prior years	5,412
Reductions for tax positions of prior years	(120,016)
Cash advance in connection with proposed settlement	(6,682)
Settlements with taxing authorities	(5,372)
Reductions as a result of the lapse of statute of limitations	(669)

Balance as of December 31, 2007	$59,224

During the year ended December 31, 2007, the Company recorded penalties and tax-related interest income of $2.5 million and interest income from tax refunds of $1.5 million for the year ended December 31, 2007. As of December 31, 2007 and January 1, 2007, the total unrecognized tax benefits included in other long-term liabilities in the consolidated balance sheets was $29.6 million and $34.3 million, respectively. As of December 31, 2007 and January 1, 2007, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the consolidated balance sheets was $30.7 million and $33.2 million, respectively.

In the fourth quarter of 2007, the Company entered into a tax amnesty program with the Mexican tax authority. As of December 31, 2007, the Company had met all of the administrative requirements of the program, which enabled the Company to recognize certain tax benefits. This was confirmed by the Mexican tax authority on February 5, 2008. These benefits include a reduction of uncertain tax benefits of $5.4 million along with penalties and interest of $12.5 million related to 2002, all of which reduced income tax expense.

In connection with the above program, the Company paid $6.7 million to the Mexican tax authority as a settlement offer for other uncertain tax positions related to 2003 and 2004. This offer is currently under review by the Mexican tax authority; the Company cannot yet determine the specific timing or the amount of any potential settlement.

During 2007, the statute of limitations on certain unrecognized tax benefits lapsed, which resulted in a $0.7 million decrease in the liability for uncertain tax benefits, all of which reduced the income tax provision.

The Company files numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns in Mexico and Brazil. As a result of the Company’s ability to carry forward federal and state net operating losses, the applicable tax years remain open to examination until three years after the applicable loss carryforwards have been used or expired. However, the Company has completed U.S. federal income tax examinations for tax years up to and including 2002. The Company is currently undergoing U.S. federal income tax examinations for tax years 2004 and 2005. Additionally, it is subject to examinations in various U.S. state jurisdictions for certain tax years, and is under examination in Brazil for the 2001 through 2006 tax years and Mexico for the 2002 tax year.

SFAS No. 109, “Accounting for Income Taxes,” requires that companies record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2007, the Company has provided a valuation allowance of approximately $88.2 million, including approximately

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$33.3 million attributable to SpectraSite, primarily related to net operating loss and capital loss carryforwards assumed as of the acquisition date. The balance of the valuation allowance primarily relates to state net operating loss carryforwards, capital losses and foreign items. The Company has not provided a valuation allowance for the remaining deferred tax assets, primarily its federal net operating loss carryforwards, as management believes the Company will have sufficient time to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability. Approximately $12.7 million of the SpectraSite valuation allowances as of December 31, 2007 will be recorded as a reduction to goodwill if the underlying deferred tax assets are utilized. In April 2007, the Company recovered a portion of its deferred tax asset as of December 31, 2006 when it received a federal income tax refund from the IRS of approximately $65.0 million, plus $15.0 million in interest related to the carry back of federal net operating losses.

During the year ended December 31, 2007, the Company completed an analysis of the valuation allowances on its state deferred tax assets. The Company undertook this analysis as a result of several factors, including the fact that the Company had experienced several successive quarters of net income, it had restructured certain of its legal entities (primarily related to the Company’s securitization transaction), and it had completed a number of capital raising and debt refinancing transactions during the year ended December 31, 2007. The Company had previously recorded a full valuation allowance on its net state deferred tax assets as the Company considered that it was more likely than not that the deferred tax assets would not be realized. However, upon completion of its analysis during the year ended December 31, 2007, the Company concluded that it was more likely than not that a portion of these net state deferred tax assets would be realized. As a result, the Company recognized approximately $27.6 million of additional state deferred tax assets (net of a federal tax provision), which were recorded as an income tax benefit and a corresponding increase in long-term deferred income taxes in the accompanying consolidated financial statements for the year ended December 31, 2007. The Company will continue to assess the realization of its deferred tax assets and liabilities on an ongoing basis.

The recoverability of the Company’s remaining net deferred tax asset has been assessed utilizing projections based on its current operations. The projections show a significant decrease in depreciation in the later years of the carryforward period as a result of a significant portion of its assets being fully depreciated during the first fifteen years of the carryforward period. Accordingly, the recoverability of the net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on its current outlook of future taxable income during the carryforward period, management believes that the net deferred tax asset will be realized.

The realization of the Company’s deferred tax assets as of December 31, 2007 will be dependent upon its ability to generate approximately $1.3 billion and $1.8 billion in federal and state taxable income, respectively, from January 1, 2008 to December 31, 2027. If the Company is unable to generate sufficient taxable income in the future, it will be required to reduce its net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

From time to time the Company is subject to examination by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. During the year ended December 31, 2005, the Company recorded a $29.5 million income tax provision to reflect a reduction in management’s estimate of the net realizable value of the Company’s federal income tax refund claims. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2007.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    FINANCING ARRANGEMENTS

Outstanding amounts under the Company’s long-term financing arrangements consisted of the following as of December 31, (in thousands):

	2007	2006
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000
Revolving Credit Facility	825,000
AMT OpCo credit facilities		$1,000,000
SpectraSite credit facilities		725,000
Senior subordinated notes	288	325,075
Senior notes, net of discount and premium	1,227,202	728,507
Convertible notes, net of discount	422,626	704,596
Notes payable and capital leases	60,168	59,838

Total	4,285,284	3,543,016
Less current portion of long-term obligations	(1,817)	(253,907)

Long-term obligations	$4,283,467	$3,289,109

Securitization—During the year ended December 31, 2007, the Company completed a securitization transaction (the Securitization) involving assets related to 5,295 broadcast and wireless communications towers (the Towers) owned by two special purpose subsidiaries of the Company, through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the Certificates).

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

Class	Initial Class Principal Balance	Interest Rate
Class A-FX	$872,000,000	5.4197%
Class A-FL	150,000,000	LIBOR +0.1900 (a)
Class B	215,000,000	5.5370%
Class C	110,000,000	5.6151%
Class D	275,000,000	5.9568%
Class E	55,000,000	6.2493%
Class F	73,000,000	6.6388%

	$1,750,000,000

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	The Class A-FL Certificates bear interest at a floating rate based on LIBOR, but interest on the related component of the Loan is computed at a fixed rate equal to the interest rate on the Class A-FX Certificates. Holders of the Class A-FL Certificates have the benefit of an interest rate swap agreement between the Trust and Morgan Stanley Capital Services Inc. Neither the Borrowers nor the Company have any obligations or liability with respect to this interest rate swap agreement.

The Company used the net proceeds from the Securitization to repay all amounts outstanding under the SpectraSite credit facilities, including approximately $765.0 million in principal, plus accrued interest thereon and other costs and expenses related thereto, as well as to repay approximately $250.0 million drawn under the revolving loan component of the credit facilities at the American Tower operating company (AMT OpCo) level. An additional $349.5 million of the proceeds was used to fund the Company’s tender offer and consent solicitation for the ATI 7.25% senior subordinated notes due 2011 (ATI 7.25% Notes), as described below, and the remainder was used for general corporate purposes. The Company also funded $14.3 million in cash reserve accounts with proceeds from the Securitization as required under the Loan Agreement.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the Loan Agreement, the Borrowers are required to maintain reserve accounts, including for debt service payments, ground rents, real estate and personal property taxes, insurance premiums and management fees, and to reserve a portion of advance rents from tenants on the Towers. Based on the terms of the Loan Agreement, all rental cash receipts received each month are restricted and held by the Trustee. The $53.7 million held in the reserve accounts as of December 31, 2007 is classified as restricted cash on the Company’s accompanying consolidated balance sheet.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Credit Facility—On June 8, 2007, the Company refinanced its existing $1.6 billion AMT OpCo senior secured credit facilities with a new $1.25 billion senior unsecured revolving credit facility of American Tower Corporation (Revolving Credit Facility). At closing, the Company drew down approximately $1.0 billion under the Revolving Credit Facility and, together with cash on hand, used the funds to repay all amounts outstanding under the existing AMT OpCo credit facilities (see —2005 Credit Facilities). During the year ended December 31, 2007, the Company drew down and repaid amounts under the Revolving Credit Facility in the ordinary course, and also repaid $450.0 million of borrowings under the Revolving Credit Facility using net proceeds from its August 2007 term loan credit facility, as discussed below. As of December 31, 2007, the Company had $825.0 million outstanding under its Revolving Credit Facility and had approximately $13.7 million of undrawn letters of credit outstanding.

The loan agreement for the Revolving Credit Facility is with JPMorgan Chase Bank, N.A. and The Toronto Dominion Bank, New York Branch, as Issuing Banks, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and lenders that are signatories thereto. The Revolving Credit Facility has a term of five years and matures on June 8, 2012. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Revolving Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The Revolving Credit Facility allows the Company to use borrowings for working capital needs and other general corporate purposes of the Company and its subsidiaries (including, without limitation, to refinance or repurchase other indebtedness and, provided certain conditions are met, to repurchase the Company’s equity securities, in each case without additional lender approval).

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

The loan agreement for the Revolving Credit Facility contains certain financial ratios and operating covenants and other restrictions applicable to the Company and its subsidiaries designated as restricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens, as well as the following three financial maintenance tests:

•	a consolidated total leverage ratio (Total Debt to Adjusted EBITDA) of not greater than 6.00 to 1.00;

•	a consolidated senior secured leverage ratio (Senior Secured Debt to Adjusted EBITDA) of not greater than 3.00 to 1.00; and

•	an interest coverage ratio (Adjusted EBITDA to Interest Expense) of not less than 2.50 to 1.00.

As of December 31, 2007, the Company was in compliance with each of the foregoing financial tests.

The loan agreement for the Revolving Credit Facility also contains reporting and information covenants that require the Company to provide financial and operating information within certain time periods. If the Company is unable to timely provide the required information, the Company would be in breach of these covenants. Any failure to comply with the financial maintenance tests and operating covenants of the loan agreement for the Revolving Credit Facility would not only prevent the Company from being able to borrow additional funds, but would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Term Loan Credit Facility—On August 30, 2007, the Company entered into a new $500.0 million senior unsecured term loan credit facility (Term Loan). In connection with that transaction, the Company received $498.5 million of net proceeds from the Term Loan, which the Company used to repay $450.0 million of borrowings under the Revolving Credit Facility and for general corporate purposes. In October 2007, the Company repaid and terminated the Term Loan, as discussed below, and recorded a charge of $1.7 million related to the write-off of deferred financing costs, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2007.

On October 1, 2007, the Company completed an institutional private placement of $500.0 million aggregate principal amount of its 7.00% senior unsecured notes due 2017 (7.00% Notes), as discussed below, and used the net proceeds, together with cash on hand, to repay all of the outstanding indebtedness incurred under the Term Loan in accordance with the mandatory prepayment requirement. The Company terminated the Term Loan upon repayment.

2005 Credit Facilities—In October 2005, the Company refinanced the two existing credit facilities of its principal operating subsidiaries. The Company replaced the existing AMT OpCo $1.1 billion senior secured credit facilities with a new $1.3 billion senior secured credit facility and replaced the existing SpectraSite $900.0 million senior secured credit facilities with a new $1.15 billion senior secured credit facility (together, the 2005 Credit Facilities). As of December 31, 2006, the Company had $725.0 million and $1.0 billion outstanding under the SpectraSite credit facilities and the AMT OpCo credit facilities, respectively.

As discussed above, the Company repaid and terminated the SpectraSite credit facilities and the AMT OpCo credit facilities in May and June 2007, respectively, for which outstanding borrowings were $765.0 million and $1.0 billion, respectively. In connection with the termination of the 2005 Credit Facilities and all related commitments, the Company recorded a charge of $7.6 million related to the write-off of deferred financing costs, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2007.

Prior to terminating the 2005 Credit Facilities, the Company entered into incremental revolving loan commitments with respect to the 2005 Credit Facilities and repaid amounts outstanding under the 2005 Credit Facilities during the year ended December 31, 2007. In February 2007, the Company entered into two incremental revolving loan commitments under its 2005 Credit Facilities, consisting of a $300.0 million revolving loan under the AMT OpCo credit facilities and a $250.0 million revolving loan under the SpectraSite credit facilities. In February and March 2007, the Company also drew down $310.0 million of the existing revolving loan under the AMT OpCo credit facilities to fund the cash tender offer for the Company’s 5.0% convertible notes due 2010 (5.0% Notes) discussed below and for general corporate purposes. In the first half of 2007, the Company repaid $60.0 million of the existing revolving loan under the AMT OpCo credit facilities and also borrowed and then repaid $40.0 million under the SpectraSite credit facilities. In addition, in May 2007, the Company used net proceeds from the Securitization to repay the $250.0 million drawn under the incremental revolving loan of the AMT OpCo credit facilities.

The borrowers under the AMT Opco credit facilities were ATI, American Tower, L.P., American Tower International, Inc. and American Tower LLC. The Company and the borrowers’ restricted subsidiaries (as defined in the loan agreement) guaranteed all of the loans under the AMT OpCo credit facilities. These loans were secured by liens on and security interests in substantially all assets of the borrowers and the restricted subsidiaries, with a carrying value aggregating approximately $4.5 billion at December 31, 2006.

The borrower under the SpectraSite credit facilities was SpectraSite Communications, LLC (SpectraSite). SpectraSite, its parent company (SpectraSite, LLC), and its restricted subsidiaries (as defined in the loan

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement) guaranteed all of the loans under the SpectraSite credit facilities. These loans were secured by liens on and security interests in substantially all assets of the borrower and the restricted subsidiaries, with a carrying value aggregating approximately $4.0 billion at December 31, 2006. Prior to their termination, the 2005 Credit Facilities had a term of five years, with a maturity date of October 27, 2010, and had terms substantially consistent with the Revolving Credit Facility, except that the interest rate spreads for the existing LIBOR and base rate loans and quarterly commitment fees were reduced, and there was no financial maintenance test relating to the Company’s consolidated senior secured leverage ratio.

Outstanding Notes—The following is a description of the Company’s outstanding senior and convertible notes as of December 31, 2007 and 2006.

7.00% Senior Notes—On October 1, 2007, the Company completed an institutional private placement of $500.0 million aggregate principal amount of its 7.00% Notes. The net proceeds to the Company from the offering were approximately $493.5 million, which the Company used, together with cash on hand, to repay all of the outstanding indebtedness incurred under the Company’s $500.0 million Term Loan. The Company terminated the Term Loan upon repayment. The 7.00% Notes mature on October 15, 2017, and interest is payable semiannually in arrears on April 15 and October 15 of each year, commencing April 15, 2008, to the persons in whose names the notes are registered at the close of business on the preceding April 1 and October 1, respectively. The Company may redeem the 7.00% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes will accrue from the date of issuance and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

If the Company undergoes a change of control and ratings decline, each as defined in the indenture for the 7.00% Notes, the Company may be required to repurchase all of the 7.00% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, and additional interest, if any, to but not including the date of repurchase. The 7.00% Notes rank equally with all of the Company’s other senior unsecured debt obligations, including its senior notes, its convertible notes and the Revolving Credit Facility, and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries. The indenture contains certain covenants that restrict the Company’s ability to incur more subsidiary debt or permit the Company and its subsidiaries to create liens; and merge, consolidate or sell assets. These covenants are subject to a number of exceptions, including that the Company’s subsidiaries may incur certain indebtedness or the Company and its subsidiaries may incur liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such indebtedness and such liens shall not exceed 3.5x Adjusted EBITDA as defined in the indenture.

As of December 31, 2007, the Company had a total of $500.0 million outstanding under the 7.00% Notes.

7.125% Senior Notes—The 7.125% senior notes due October 15, 2012 (7.125% Notes) mature on October 15, 2012, and interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning April 15, 2005. The Company may redeem all or a partial amount of the original principal amount of the 7.125% Notes prior to October 15, 2008 at a price equal to 100% of the principal amount plus an applicable premium. The Company may redeem all or a partial amount of the original principal amount of the 7.125% Notes on or after October 15, 2008 at an initial redemption price of 103.563%, subject to a ratable decline in each of the following years to 100% of the principal amount in 2010 and thereafter. The indenture for the 7.125% Notes contains certain covenants that restrict the Company’s ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions. The 7.125% Notes rank equally with all of the Company’s other senior unsecured debt obligations, including its senior notes, its convertible notes and the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Credit Facility, and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries.

As of December 31, 2007 and 2006, the Company had a total of $502.2 million, net and $503.5 million, net ($500.0 million principal amount) outstanding, respectively, under the 7.125% Notes. These carrying values included as of December 31, 2007 and 2006, a premium of $2.5 million and $3.9 million, respectively, and a discount of $0.3 million and $0.4 million, respectively. As of December 31, 2007 and 2006 , the premium of $2.5 million and $3.9 million includes a call provision of $0.9 million and $2.0 million as described in note 1.

7.50% Senior Notes—The 7.50% senior notes due 2012 (7.50% Notes) mature on May 1, 2012, and interest is payable semiannually in arrears on May 1 and November 1 of each year. The Company may redeem the 7.50% Notes after May 1, 2008. The initial redemption price on the 7.50% Notes is 103.75% of the principal amount, subject to a ratable decline after May 1 of the following year to 100% of the principal amount in 2010 and thereafter. The indenture for the 7.50% Notes contains certain covenants that restrict the Company’s ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions. The 7.50% Notes rank equally with all of the Company’s other senior unsecured debt obligations, including its senior notes, its convertible notes and the Revolving Credit Facility, and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries.

As of December 31, 2007 and 2006 respectively, the Company had a total of $225.0 million outstanding under the 7.50% Notes.

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

As of December 31, 2007 and 2006, no amounts under the 9 3/8% Notes remained outstanding.

ATI 7.25% Senior Subordinated Notes—The ATI 7.25% senior subordinated notes due 2011 (ATI 7.25% Notes) mature on December 1, 2011 and interest is payable semi-annually in arrears on June 1 and December 1 of each year. In April 2007, the Company commenced a cash tender offer and consent solicitation with respect to its outstanding ATI 7.25% Notes. In May 2007, the Company received tenders and consents of approximately 99.9% or $324.8 million of the $325.1 million principal amount of ATI 7.25% Notes outstanding, and elected to accept for payment all ATI 7.25% Notes that had been properly tendered and not withdrawn, together with the related consents. Accordingly, the Company paid $349.5 million, including approximately $10.2 million in accrued and unpaid interest, to holders of ATI 7.25% Notes using net proceeds from the Securitization discussed above. In connection with the tender offer and consent solicitation, the Company entered into a supplemental indenture effecting certain amendments to the indenture for the notes to eliminate most of the restrictive covenants and certain events of default and to eliminate or modify related provisions. The Company recorded a charge of $20.5 million related to amounts paid in excess of carrying value, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2007. The ATI 7.25% Notes are jointly and severally guaranteed on a senior subordinated basis by the Company and substantially all of the wholly owned domestic restricted subsidiaries of ATI and the Company,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other than SpectraSite and its subsidiaries. The notes rank junior in right of payment to all existing and future senior indebtedness of ATI, the sister guarantors (as defined in the indenture relating to the notes) and their domestic restricted subsidiaries. The ATI 7.25% Notes are structurally senior in right of payment to all other existing and future indebtedness of the Company, including the Company’s senior notes, convertible notes and the Revolving Credit Facility.

During the year ended December 31, 2006, the Company repurchased in privately negotiated transactions $74.9 million principal amount of ATI 7.25% Notes for $77.3 million in cash. In connection with these transactions, the Company recorded a charge of $3.9 million related to amounts paid in excess of carrying value and the write-off of related deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2006.

As of December 31, 2007 and 2006, the Company had $0.3 million and $325.1 million outstanding under the ATI 7.25% Notes, respectively.

ATI 12.25% Senior Subordinated Discount Notes and Warrants—During the year ended December 31, 2005, the Company repurchased a portion of its ATI 12.25% senior subordinated discount notes due 2008 (ATI 12.25% Notes) in privately negotiated transactions. The Company repurchased an aggregate of $270.6 million face amount ($177.8 million accreted value, net of $10.1 million fair value allocated to warrants) of ATI 12.25% Notes for approximately $208.4 million in cash. The Company recorded a charge of $34.2 million related to the amounts paid in excess of carrying value and write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2005.

In December 2005, the Company issued a notice for the redemption on February 1, 2006 of all outstanding ATI 12.25% Notes. On February 1, 2006, the Company redeemed $227.7 million face amount ($162.1 million accreted value, net of $7.0 million fair value allocated to warrants) of ATI 12.25% Notes in accordance with the indenture at 106.125% of their accreted value for an aggregate of $179.5 million. The Company used $0.5 million in cash on hand and $179.0 million in borrowings under the Delayed Draw Term Loan component of the AMT OpCo credit facility to fund the redemption. The Company recorded a charge of $19.9 million related to amounts paid in excess of carrying value and the write-off of related deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2006.

The ATI 12.25% Notes accrued no cash interest. Instead, the accreted value of each ATI 12.25% Notes increased between the date of original issuance and maturity (August 1, 2008) at a rate of 12.25% per annum. The effective interest rate on the ATI 12.25% Notes (after giving effect to the accretion of the original discount and the accretion of the warrants) was 14.7% per annum. The warrants were exercisable at any time on or after January 29, 2006 and will expire on August 1, 2008. The redemption price of the ATI 12.25% Notes was 106.125% of the accreted value on the first redemption date, February 1, 2006, and was subject to a ratable decline the following year to 100% of the accreted value in 2008.

As of December 31, 2007 and 2006, no ATI 12.25% Notes remained outstanding.

3.00% Convertible Notes—The 3.00% convertible notes due August 15, 2012 (3.00% Notes) mature on August 15, 2012, and interest is payable semi-annually in arrears on February 15 and August 15 of each year. The 3.00% Notes are convertible at any time prior to maturity, subject to their prior redemption or repurchase, into shares of the Company’s Class A common stock at a conversion price of approximately $20.50 per share,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject to adjustment in certain events. Upon a fundamental change of control as defined in the notes indenture, the holders of the 3.00% Notes may require the Company to repurchase all or part of the 3.00% Notes for a cash purchase price equal to 100% of the principal amount. In addition, upon a fundamental change of control, the holders may elect to convert their notes based on a conversion rate adjustment that entitles the holders to receive additional shares of the Company’s Class A common stock upon conversion depending on the terms and timing of the change of control. The Company may redeem the 3.00% notes after August 20, 2009 at an initial redemption price of 101.125% of the principal amount, subject to a ratable decline after August 15 of the following year to 100% of the principal amount in 2012. The 3.00% Notes rank equally with all of the Company’s other senior unsecured debt obligations, including its other convertible notes, its senior notes and the Revolving Credit Facility, and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries.

In certain instances upon a fundamental change of control, the holders of the 3.00% Notes may elect to convert their notes based on a conversion rate adjustment and receive additional shares of the Company’s Class A common stock, the acquirer’s common stock or, at the election of the acquirer, in certain instances, such feature may be settled in cash. This feature qualifies as an embedded derivative under SFAS No. 133, for which the Company determined has no fair value as of December 31, 2007 and 2006. The Company will record any changes in fair value to the liability in future periods to other expense and will amortize the discount to interest expense within its consolidated statement of operations.

During the year ended December 31, 2007, the Company issued an aggregate of 973 shares of Class A common stock upon conversion of $0.02 million principal amount of 3.00% Notes. As of December 31, 2007 and 2006, the outstanding debt under the 3.00% Notes was $344.6 million and $344.5 million ($345.0 million principal amount), net of $0.4 million and $0.5 million discount, respectively.

3.25% Convertible Notes—The 3.25% convertible notes due August 1, 2010 (3.25% Notes) mature on August 1, 2010, and interest is payable semi-annually in arrears on February 1 and August 1 of each year. The 3.25% Notes are convertible at any time into shares of the Company’s Class A common stock at a conversion price of $12.22 per share, subject to certain adjustments. The Company may redeem the 3.25% Notes on or after August 6, 2008. The initial redemption price on the 3.25% Notes is 100.929% of the principal amount, subject to a ratable decline after August 1 of the following year to 100% of the principal amount in 2010. The 3.25% Notes rank equally with all of the Company’s other senior unsecured debt obligations, including its other convertible notes, its senior notes and the Revolving Credit Facility, and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries.

During the year ended December 31, 2007, the Company issued an aggregate of 7,324,760 shares of Class A common stock upon conversion of $89.5 million principal amount of 3.25% Notes. Pursuant to the terms of the indenture, the holders of the 3.25% Notes are entitled to receive 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversion, the Company paid such holders an aggregate of approximately $3.7 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of the future interest payments on the notes. The Company recorded a charge of $3.7 million related to amounts paid in excess of carrying value, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2007. As of December 31, 2007, $18.3 million principal amount of 3.25% Notes remained outstanding.

During the year ended December 31, 2006, the Company issued an aggregate of 3,684,794 shares of Class A common stock upon conversion of approximately $45.0 million principal amount of 3.25% Notes. In connection with the conversion, the Company paid such holders an aggregate of approximately $3.3 million, calculated

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the accrued and unpaid interest on the notes as of the date of conversion and the discounted value of the future interest payments on the notes. The Company recorded a charge of $3.3 million related to amounts paid in excess of carrying value, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2006. As of December 31, 2006, $107.9 million principal amount of 3.25% Notes remained outstanding.

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

5.0% Convertible Notes—The 5.0% convertible notes due 2010 (5.0% Notes) mature on February 15, 2010, and interest is payable semiannually on February 15 and August 15 of each year. The 5.0% Notes are convertible at any time into shares of the Company’s Class A common stock at a conversion price of $51.50 per share, subject to adjustment in certain cases. During the year ended December 31, 2006, the Company repurchased in privately negotiated transactions $23.5 million of 5.0% Notes for $23.4 million in cash. In connection with these transactions, the Company recorded a charge of $0.1 million related to the write-off of related deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2006.

In February 2007, the Company conducted a tender offer for its outstanding 5.0% Notes. The tender offer was intended to satisfy the rights granted to each noteholder under the indenture for the 5.0% Notes to require the Company to repurchase on February 20, 2007 all or any part of such holder’s 5.0% Notes at a price equal to the issue price plus accrued and unpaid interest, if any, up to but excluding February 20, 2007. Under the terms of the 5.0% Notes, the Company had the option to pay for the 5.0% Notes with cash, Class A common stock, or a combination of cash and stock. The Company elected to pay for the 5.0% Notes solely with cash. Pursuant to the tender offer, the Company repurchased an aggregate of $192.5 million principal amount of 5.0% Notes for an aggregate of $192.6 million. The Company recorded a charge of $1.6 million related to the write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2007. Amounts outstanding as of December 31, 2006 are reflected in current portion of long-term obligations in the accompanying consolidated balance sheet pursuant to a put option in February 2007 and the tender offer described above. Amounts outstanding as of December 31, 2007 are reflected in long-term obligations in the accompanying consolidated balance sheet based on the maturity date of the 5.0% Notes in 2010.

As of December 31, 2007 and 2006, the Company had $59.7 million and $252.2 million outstanding under the 5.0% Notes, respectively.

Capital Lease Obligations and Notes Payable—The Company’s capital lease obligations and notes payable approximated $60.2 million and $59.8 million as of December 31, 2007 and 2006, respectively. These obligations bear interest at rates ranging from 6.3% to 9.3% and mature in periods ranging from less than one year to approximately seventy years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities—As of December 31, 2007, aggregate carrying value of long-term debt, including capital leases, for the next five years and thereafter are estimated to be (in thousands):

Year Ending December 31,
2008	$1,817
2009	1,241
2010	78,828
2011	13,714
2012	1,894,998
Thereafter	2,292,895

Total cash obligations	$4,283,493
Accreted value of the discount and premium of 3.00% Notes and 7.125% Notes	1,791

Balance as of December 31, 2007	$4,285,284

4.    ACQUISITIONS

During the years ended December 31, 2007, 2006 and 2005, the Company used cash to acquire a total of (i) 293 towers and the assets of a structural analysis firm for approximately $44.0 million in cash (ii) 84 towers and 6 in-building distributed antenna systems for approximately $14.3 million and (iii) 30 towers for approximately $6.0 million in cash, respectively. The tower asset acquisitions were primarily in Mexico and Brazil under ongoing agreements.

During the year ended December 31, 2005, the Company also completed its merger with SpectraSite, Inc. pursuant to which the Company acquired approximately 7,800 towers and 100 in-building distributed antenna systems. Under the terms of the merger agreement, in August 2005, SpectraSite, Inc. merged with a wholly-owned subsidiary of the Company, and each share of SpectraSite, Inc. common stock converted into the right to receive 3.575 shares of the Company’s Class A common stock. The Company issued approximately 169.5 million shares of its Class A common stock and reserved for issuance approximately 9.9 million and 6.8 million of Class A common stock pursuant to SpectraSite, Inc. options and warrants, respectively, assumed in the merger. The final allocation of the $3.1 billion purchase price is summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The acquisitions consummated by the Company during 2007, 2006 and 2005, have been accounted for under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (SFAS No. 141). The purchase prices have been allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The Company primarily acquired its tower assets from third parties in one of two types of transactions: the purchase of a business or the purchase of assets. The structure of each transaction affects the way the Company allocates purchase price within the consolidated financial statements. In the case of tower assets acquired through the purchase of a business, such as the Company’s merger with SpectraSite, Inc., the Company allocates the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill. In the case of an asset purchase, the Company first allocates the purchase price to property and equipment for the appraised value of the towers and to identifiable intangible assets (primarily acquired customer base). The Company then records any remaining purchase price within intangible assets as a “network location intangible.”

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the unaudited pro forma consolidated results of operations of the Company for the year ended December 31, 2005, as if the merger with SpectraSite, Inc. was completed as of January 1, 2005. Unaudited pro forma results of operations of the other acquisitions are not presented due to their insignificant impact on the Company’s consolidated results of operations.

2005
Revenues	$1,178,284
Loss before cumulative effect of change in accounting principle	(177,837)
Net loss	(213,363)
Basic and diluted loss per common share amounts:
Loss before cumulative effect of change in accounting principle	$(0.44)
Net loss	$(0.53)

The pro forma amounts include the historical operating results of the Company and SpectraSite, Inc. with appropriate adjustments that give effect to depreciation, amortization and accretion, interest expense, amortization of unearned compensation relating to unvested stock options assumed, income taxes, and certain conforming accounting policies of the Company. The pro forma amounts contain approximately $20.7 million of merger related costs incurred by SpectraSite, Inc. prior to the merger. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the acquisition and related transactions had been completed at the beginning of the applicable periods presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods.

5.    PROPERTY AND EQUIPMENT

Property and equipment (including assets held under capital leases) consist of the following as of December 31, (in thousands):

	2007	2006
Towers	$4,240,291	$4,170,902
Equipment	235,109	199,689
Buildings and improvements	204,339	200,356
Land and improvements	268,259	225,079
Construction-in-progress	44,031	32,181

Total	4,992,029	4,828,207
Less accumulated depreciation and amortization	(1,946,843)	(1,610,083)

Property and equipment, net	$3,045,186	$3,218,124

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s net carrying amount of goodwill was approximately $2.2 billion as of December 31, 2007 and December 31, 2006, all of which related to its rental and management segment. The Company has selected December 1 as the date to perform its annual goodwill impairment test. In performing its 2007 and 2006 testing, the Company completed an internal appraisal and estimated the fair value of the rental and management reporting unit that contains goodwill utilizing future discounted cash flows and market information. Based on the appraisals performed, the Company determined that goodwill in its rental and management segment was not impaired.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s changes in the carrying value of goodwill for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Beginning balance as of January 1,	$2,189,767	$2,142,551
Allocation adjustments related to the SpectraSite merger		54,463
Reduction associated with deferred tax assets recognized upon utilization of acquired net operating and capital losses (see note 2)	(1,455)	(7,247)

Balance as of December 31,	$2,188,312	$2,189,767

The Company’s other intangible assets subject to amortization consist of the following as of December 31, (in thousands):

	2007	2006
Acquired customer base and network location intangibles	$1,760,707	$1,755,201
Acquired customer relationship intangible	775,000	775,000
Deferred financing costs	75,934	56,084
Acquired licenses and other intangibles	53,866	51,703

Total	$2,665,507	2,637,988
Less accumulated amortization	(979,073)	(817,112)

Other intangible assets, net	$1,686,434	$1,820,876

The Company amortizes its intangible assets over periods ranging from three to twenty years. Amortization of intangible assets for the years ended December 31, 2007 and 2006 aggregated approximately $168.1 million and $174.0 million, respectively (excluding amortization of deferred financing costs, which is included in interest expense). Based on the current estimated useful lives, and subject to the completion of the Company’s review and analysis of the useful lives of its tower assets described in note 1, the Company expects to record amortization expense (excluding amortization of deferred financing costs) of approximately $163.8 million, $162.6 million, $160.5 million, $157.3 million and $155.5 million for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

7.    NOTES RECEIVABLE

In 2000, the Company loaned TV Azteca, S.A. de C.V. (TV Azteca), the owner of a major national television network in Mexico, $119.8 million. The loan, which initially bore interest at 12.87%, payable quarterly, was discounted by the Company, as the fair value interest rate at the date of the loan was determined to be 14.25%. The loan was amended effective January 1, 2003 to increase the original interest rate to 13.11%. As of December 31, 2007 and 2006, approximately $119.8 million undiscounted ($108.2 million discounted) under the loan was outstanding and included in notes receivable and other long-term assets in the accompanying consolidated balance sheets. The term of the loan is seventy years; however, the loan may be prepaid by TV Azteca without penalty during the last fifty years of the agreement. The discount on the loan is being amortized to interest income—TV Azteca, net, using the effective interest method over the seventy-year term of the loan.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On a quarterly basis, the Company assesses the recoverability of its note receivable from TV Azteca. As of December 31, 2007 and 2006, the Company has assessed the recoverability of the note receivable from TV Azteca and concluded that no adjustment to its carrying value is required.

A former executive officer and former director of the Company served as a director of TV Azteca from December 1999 to February 2006.

As of December 31, 2007 and 2006, the Company also had other long-term notes receivable outstanding of approximately $4.3 million and $11.0 million, respectively.

8.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into interest rate protection agreements to manage exposure on the variable rate debt under its credit facilities and to manage variability in cash flows relating to forecasted interest payments. Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. Such exposure was limited to the current value of the contract at the time the counterparty fails to perform. The Company believes its contracts as of December 31, 2007 and 2006 are with credit worthy institutions.

As of December 31, 2007 and 2006, the carrying amounts of the Company’s derivative financial instruments, along with the estimated fair values of the related assets reflected in notes receivable and other long-term assets and (liabilities) reflected in other long-term liabilities in the accompanying consolidated balance sheet, are as follows (in thousands except percentages):

As of December 31, 2007	Notional Amount	Interest Rate	Term	Carrying Amount and Fair Value
Interest rate swap agreement	$150,000	3.95%	Expiring in 2009	$(369)
Interest rate swap agreement	100,000	4.08%	Expiring in 2010	(571)

Total	$250,000			$(940)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006	Notional Amount	Interest Range	Term	Carrying Amount and Fair Value
Interest rate swap agreements	$450,000	4.63%-4.88%	Expiring in 2010	$4,143
Interest rate swaps	100,000	4.95%	Expiring in 2010	213
Interest rate swaps	300,000	3.88%	Expiring in 2009	9,471
Forward starting interest rate swap agreements	900,000	4.73%-5.10%	Expiring in 2012	3,753
Interest rate cap	25,000	8.00%	Expired in 2007

Total	$1,775,000			$17,580

As of December 31, 2007, the Company held three interest rate swap agreements to manage exposure to variability in cash flows relating to forecasted interest payments under its Revolving Credit Facility, which are summarized in the table above. During the year ended December 31, 2007, the Company received cash of approximately $20.1 million upon net settlement of certain of its assets and liabilities under its interest rate swap agreements held as of December 31, 2006 and entered into during the first half of 2007, as discussed below. In addition, the Company paid $8.0 million related to a treasury rate lock agreement entered into and settled during the three months ended September 30, 2007, as discussed below. The Company received $3.1 million in cash upon settlement of the assets and liabilities under ten forward starting interest rate swap agreements with an aggregate notional amount of $1.4 billion, which were designated as cash flow hedges to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the Certificates issued in the Securitization in May 2007. As a result, the settlement gain of $2.0 million, net of a tax benefit of a $1.1 million, is being recognized as a reduction in interest expense over the five-year period for which the interest rate swaps were designated as hedges. The Company also received $17.0 million in cash upon settlement of the assets and liabilities under 13 additional interest rate swap agreements with an aggregate notional amount of $850.0 million that managed exposure to variability of interest rates under the credit facilities. The Company recognized a net gain on these terminations of $8.1 million which is included in other income in the accompanying consolidated statement of operations for the year ended December 31, 2007. The Company also paid $8.0 million in cash upon settlement of a treasury rate lock agreement with an aggregate notional amount of $250.0 million entered into in anticipation of the issuance of fixed rate debt. The Company terminated the treasury rate lock agreement during the year ended December 31, 2007 in connection with the pricing of the 7.00% Notes and is recognizing the $5.2 million settlement loss, net of a tax benefit of $2.8 million, as an increase in interest expense over the 10-year term of the 7.00% Notes.

As of December 31, 2007, other comprehensive loss includes a deferred loss on the settlement of the treasury rate lock agreement of $4.9 million, net of tax, a deferred gain on the settlement of the interest rate swap agreements entered into in connection with the Securitization of $1.6 million, net of tax, unrealized losses related to the interest rate swap agreements in the table above of $0.5 million, net of tax and unrealized gains on short term available-for-sale securities of $0.1 million, net of tax. During the year ended December 31, 2007, the Company recorded an aggregate net unrealized loss of approximately $3.2 million (net of a tax provision of approximately $2.0 million) in other comprehensive loss for the change in fair value of interest rate swaps designated as cash flow hedges and reclassified an aggregate $6.2 million (net of an income tax benefit of $3.3 million) into results of operations during the year ended December 31, 2007.

In January and February 2008, the Company entered into an aggregate of five additional interest rate swap agreements to manage exposure to variability in cash flows relating to forecasted interest payments under its Revolving Credit Facility. The swaps are designated as cash flow hedges, have an aggregate notional amount of $250.0 million, fixed interest rates ranging from 2.92% to 3.74% and expire in 2011.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, the Company held a total of ten interest rate swap agreements to manage exposure to variable rate interest obligations under its AMT OpCo and SpectraSite credit facilities and four forward starting interest rate swap agreements to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the Securitization which the Company designated as cash flow hedges. The eight American Tower swaps had an aggregate notional amount of $450.0 million and fixed rates ranging between 4.63% and 4.88% and the two SpectraSite swaps have an aggregate notional amount of $100.0 million and a fixed rate of 4.95%. The four forward starting interest rate swap agreements had an aggregate notional amount of $900.0 million, fixed rates ranging between 4.73% and 5.10%. As of December 31, 2006, the Company also held three interest rate swap instruments and one interest rate cap instrument that were acquired in the SpectraSite, Inc. merger in August 2005 and were not designated as cash flow hedges. The three interest rate swaps, which had a fair value of $6.7 million at the date of acquisition, have an aggregate notional amount of $300.0 million, a fixed rate of 3.88%. The interest rate cap had a notional amount of $175.0 million, a fixed rate of 7.0%, and expired in February 2006.

As of December 31, 2006, other comprehensive income includes unrealized gains on short term available-for-sale securities of $10.4 million and unrealized gains related to the interest rate swap agreements in the table above of $5.7 million, net of tax. During the year ended December 31, 2006, the Company recorded a net unrealized gain of approximately $6.5 million (net of a tax provision of approximately $3.5 million) in other comprehensive loss for the change in fair value of interest rate swaps designated as cash flow hedges and reclassified $0.7 million (net of an income tax benefit of $0.2 million) into results of operations during the year ended December 31, 2006.

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

Future minimum rental payments under non-cancelable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable tower site and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the lease. Such payments in effect at December 31, 2007 are as follows (in thousands):

Year Ending December 31,
2008	$217,969
2009	215,763
2010	208,548
2011	199,024
2012	190,272
Thereafter	2,451,496

Total	$3,483,072

Aggregate rent expense (including the effect of straight-line rent expense) under operating leases for the years ended December 31, 2007, 2006 and 2005 approximated $246.4 million, $237.0 million and $168.7 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments under capital leases (see note 3) in effect at December 31, 2007 are as follows (in thousands):

Year Ending December 31,
2008	$4,679
2009	4,013
2010	3,585
2011	3,413
2012	3,416
Thereafter	193,193

Total minimum lease payments	$212,299
Less amounts representing interest	(167,004)

Present value of capital lease obligations	$45,295

Customer Leases—The Company’s lease agreements with its customers vary depending upon the region and the industry of the customer. In the United States, initial terms for television and radio broadcast leases typically range between 10 to 20 years, while leases for wireless communications providers generally have initial terms of five to ten years. In Mexico and Brazil, the Company’s typical tenant leases have an initial term of 10 years. In most cases, the Company’s tenant leases have multiple renewal terms at the option of the customer.

Future minimum rental receipts expected from customers under non-cancelable operating lease agreements in effect at December 31, 2007 are as follows (in thousands):

Year Ending December 31,
2008	$1,293,074
2009	1,290,635
2010	1,230,767
2011	1,061,668
2012	908,554
Thereafter	2,676,157

Total	$8,460,855

Subsequent to December 31, 2007, the Company amended its lease agreement with a significant customer extending the lease terms of certain leases through 2016. The impact of the amended agreement results in incremental revenue of $54.9 million, to be recognized over the contractual term. Giving effect to the transaction, the Company’s future minimum rental receipts would increase by $0.2 million, $0.7 million, $2.7 million, $9.1 million, $9.5 million and $32.7 million for the years ended December 31, 2008, 2009, 2010, 2011, 2012 and thereafter.

Legal and Governmental Proceedings Related to Review of Stock Option Granting Practices and Related Accounting—During the year ended December 31, 2006, the Company received a letter of informal inquiry from the SEC Division of Enforcement, a subpoena from the United States Attorney’s Office for the Eastern District of New York, and an Information Document Request from the Internal Revenue Service (IRS), each requesting documents related to Company stock option grants and stock option practices. In addition, in August 2007, the Company received a request for information from the Department of Labor (DOL) with respect to the Company’s retirement savings plan, including documents related to Company stock option grants and the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s historical stock option administrative practices. The Company continues to cooperate with each of the SEC, the U.S. Attorney’s Office, the IRS and the DOL to provide the requested information and documents. The Company has become aware that a former officer of the Company has received a “Wells” notice from the SEC which affords such individual the opportunity to make a submission to the SEC with respect to contemplated civil enforcement recommendations against such individual for certain violations of the federal securities laws.

The Company is subject to a securities class action relating to its historical stock option granting practices and related accounting. On May 26, 2006, a securities class action was filed in United States District Court for the District of Massachusetts against the Company and certain of its current officers by John S. Greenebaum for monetary relief. Specifically, the complaint named the Company, James D. Taiclet, Jr. and Bradley E. Singer as defendants and alleged that the defendants violated federal securities laws in connection with public statements made relating to the Company’s stock option practices and related accounting. The complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In December 2006, the court appointed the Steamship Trade Association-International Longshoreman’s Association Pension Fund as the lead plaintiff. In March 2007, plaintiffs filed an amended consolidated complaint, which included additional current and former officers and directors of the Company as defendants. In December 2007, the Company announced that it had reached a settlement in principle regarding the securities class action. The settlement, which was preliminarily approved by the court in February 2008, provides for a payment by the Company of $14.0 million and would lead to a dismissal of all claims against all defendants in the litigation. The Company has reached agreements with its insurers related to the settlement, pursuant to which the Company expects to receive approximately $12.5 million in insurance proceeds. The Company will satisfy its obligations under the settlement agreement by making the required payment to an escrow account controlled by the plaintiffs. The Company expects to pay the settlement amount, and receive the associated insurance proceeds, in the first half of 2008. The $12.5 million in expected insurance proceeds was recorded as a receivable in prepaid and other current assets in the accompanying consolidated balance sheet as of December 31, 2007, as the Company believes collection is highly probable.

On May 24, 2006 and June 14, 2006, two shareholder derivative lawsuits were filed in Suffolk County Superior Court in Massachusetts by Eric Johnston and Robert L. Garber, respectively. The lawsuits were filed against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties and unjust enrichment in connection with the Company’s historical stock option granting practices. The lawsuits also named the Company as a nominal defendant. The lawsuits sought to recover the damages sustained by the Company and disgorgement of all profits received with respect to the alleged backdated stock options. In October 2006, these two lawsuits were consolidated, and in October 2007, the court dismissed the complaint, without leave to amend, due to the plaintiffs’ failure to make a demand upon the Company’s Board of Directors before initiating their lawsuits. In December 2007, the plaintiffs filed an appeal of that decision, which remains pending.

On June 13, 2006, June 22, 2006 and August 23, 2006, three shareholder derivative lawsuits were filed in United States District Court for the District of Massachusetts by New South Wales Treasury Corporation, as Trustee for the Alpha International Managers Trust, Frank C. Kalil and Don Holland, and Leslie Cramer, respectively. The lawsuits were filed against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties, waste of corporate assets, gross mismanagement and unjust enrichment in connection with the Company’s historical stock option granting practices. The lawsuits also named the Company as a nominal defendant. In December 2006, the court consolidated these three lawsuits and appointed New South Wales Treasury Corporation as the lead plaintiff. In February 2007, the plaintiffs filed an amended consolidated complaint. In February 2008, the court dismissed the complaint due to the plaintiffs’ failure to make a demand on the Company’s Board of Directors before initiating their lawsuits. In December 2007, the plaintiffs also made a demand on the Company’s Board of Directors which is being assessed by a special litigation committee of the Company’s Board of Directors.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The outcomes of the class action and derivative actions cannot be predicted by the Company with certainty and are dependent upon many factors beyond its control. In the event of an adverse outcome with respect to one or more of these proceedings, these matters could result in a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Verestar—Verestar, Inc., a subsidiary of the Company (Verestar), filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003 in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court).

In June 2004, the Bankruptcy Court approved a stipulation between Verestar and the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding (the Committee) that permitted the Committee to file claims against the Company and/or its affiliates on behalf of Verestar. In connection therewith, in July 2005, the Committee filed a complaint in the U.S. District Court for the Southern District of New York against the Company and certain of its and Verestar’s current and former officers, directors and advisors, and also filed a complaint in the Bankruptcy Court against the Company. The cases were consolidated, and in September 2006, the Bankruptcy Court approved the parties’ decision to mediate the Verestar bankruptcy proceedings and related litigation and stayed all aspects of the case pending the completion of mediation. In July 2007, the Company participated in mediation with the Committee and reached agreement on terms for a proposed settlement. In October 2007, the Company finalized a settlement agreement with the Committee, pursuant to which the Company agreed to pay $32.0 million and the parties agreed to a mutual release of all claims existing prior to the execution of the settlement agreement. The release of claims applies to all of the defendants, including the Company, as well as the Company’s and Verestar’s current and former officers, directors and advisors named in the litigation. In November 2007, following approval by the Bankruptcy Court, the settlement agreement became effective, and the litigation was dismissed. The Company paid the $32.0 million settlement amount in November 2007, which is reflected within loss from discontinued operations, net in the accompanying consolidated statements of operations for the year ended December 31, 2007. The Company is in discussions with its insurers concerning the amount of their contribution to the settlement.

Prior to September 30, 2007, the Company had not recorded certain tax benefits related to net operating losses generated from the operations of Verestar and used by the Company because the Company’s ability to realize such benefits was potentially impacted by the bankruptcy proceedings and related litigation that had yet to be resolved. In November 2007, in connection with the approval of the settlement agreement by the Bankruptcy Court and the dismissal of the litigation, the Company determined that the benefits from certain of Verestar’s aforementioned net operating losses would more likely than not be recoverable by the Company. Accordingly, the Company recorded additional tax benefits of $5.6 million related to Verestar in the fourth quarter of 2007. The Company also recorded a tax provision of $10.7 million in loss from discontinued operations, net during the three months ended December 31, 2007 to write off deferred tax assets associated with Verestar that should have been written off in 2002 and removed from the consolidated balance sheet when Verestar was deconsolidated upon its bankruptcy filing in December 2003. The Company evaluated the impact this adjustment would have had on our previously issued consolidated financial statements and concluded the aggregate impact of this adjustment was not material to our consolidated results of operations for the three months or year ended December 31, 2007 or any prior annual or interim periods.

Depending on the resolution of the Verestar bankruptcy proceedings, the Company may be entitled to a worthless stock or bad debt deduction for its investment in Verestar. The Company will record any tax benefit for these potential deductions when the plan of liquidation or reorganization is finalized and approved by the Bankruptcy Court.

AT&T Mobility Transaction—SpectraSite entered into an agreement with SBC Communications Inc., a predecessor entity to AT&T Mobility, for the lease or sublease of approximately 2,500 towers from AT&T

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mobility between December 2000 and August 2004. All of the towers are part of the Securitization. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SpectraSite has the option to purchase the sites subject to the lease or sublease upon their expiration. Each of the towers is assigned into an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T Mobility. The aggregate purchase option price for the towers leased and subleased was approximately $341.2 million as of December 31, 2007, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by SpectraSite at the expiration of the lease or sublease, AT&T Mobility has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the CPI.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL to acquire communications towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of 1,776 towers in tranches between April 2001 and March 2002. The Company has the option at the expiration of the sublease period, which will occur between April 2016 and March 2017 based on the original closing date for such tranche of towers, to purchase the tower sites at a purchase price per tower of $27,500 and will accrete at a rate of 3% per annum. The aggregate purchase option price for the subleased towers was approximately $59.6 million as of December 31, 2007. At ALLTEL’s option, at the expiration of the sublease period the purchase price will be payable in cash or with 769 shares of the Company’s Class A common stock per tower.

Guarantees and Indemnifications—The Company complies with the liability and measurement provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements, but do not guaranty future performance. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in duration and/or amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2007, is not aware of any agreements that could result in a material payment.

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of Company management, after consultation with counsel, other than the litigation related to the Company’s historical stock option granting practices discussed above, there are no matters currently pending which would, in the event of an adverse outcome, have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

10.    RELATED PARTY TRANSACTIONS

In addition to the related party transactions described in notes 11 and 13, the Company had the following related party transactions during the years ended December 31, 2007, 2006 and 2005.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, J. Michael Gearon, Jr., the Company’s former Vice Chairman and President of American Tower International, notified the Company of his intention to leave the Company to devote more time to his personal endeavors and other interests. On February 27, 2007, the Company and Mr. Gearon finalized the terms of Mr. Gearon’s separation from the Company, and effective as of such date, Mr. Gearon ceased to be an employee of the Company. Under the terms of Mr. Gearon’s existing letter agreement with the Company, dated February 12, 2004, Mr. Gearon had the right to participate in the Company’s stock option plan for the duration of the vesting period of his options, provided that such continued participation was accomplished through a mutually acceptable arrangement. In connection with his separation from the Company, Mr. Gearon and the Company agreed to modify the terms of the letter agreement to accelerate the vesting of Mr. Gearon’s unvested stock options to purchase 281,250 shares of the Company’s Class A common stock so that such options were immediately exercisable. The Company accounted for this as a modification, resulting in additional stock-based compensation of $4.7 million for the year ended December 31, 2007. The parties also agreed that all of Mr. Gearon’s options would be governed by the terms of the Company’s stock option plan, and accordingly, Mr. Gearon had a period of three months following his separation from the Company to exercise any outstanding options prior to their expiration, all of which were exercised in March 2007. In addition, following Mr. Gearon’s separation, the Company reached an agreement with Mr. Gearon to clarify and resolve the scope of his ongoing obligations under non-competition arrangements with the Company, including that Mr. Gearon would not engage in competitive activities with the Company in Mexico or Brazil through October 2, 2008.

In the fourth quarter of 2004, the Company entered into a consulting agreement with the brother of Mr. Gearon, a former executive officer of the Company, for the provision of implementation, development and deployment services on the Company’s projects in Brazil. Under the terms of the agreement, the Company agreed to pay the individual a consulting fee of $5,000 per month, plus expenses. The Company paid $64,600 of fees under this agreement during the year ended December 31, 2005, and the agreement was terminated.

In January 2004, the Company entered into an employment agreement with Steven B. Dodge, the Company’s then Chairman and former Chief Executive Officer, that provided for Mr. Dodge to provide ongoing services as a part-time employee of the Company under the supervision of the Company’s current Chief Executive Officer. In February 2004, Mr. Dodge retired from the Company’s Board of Directors and as Chairman of the Company. Under the employment agreement, Mr. Dodge received an annual salary of $12,000, reimbursement of out of pocket business expenses and the continuation of vesting of outstanding stock options through the term of the employment agreement, which was terminated on July 17, 2007 prior to its December 2012 expiration date. At the initiation of the employment agreement, Mr. Dodge held unexercised stock options to purchase 4,435,867 shares of the Company’s Class A common stock, of which options to purchase 285,000 shares were unvested. As of December 31, 2006 and 2005, Mr. Dodge held outstanding options to purchase 1,480,997 shares and 1,909,997 shares, respectively, of which options to purchase 75,000 shares were unvested at December 31, 2005. During the year ended December 31, 2007 and 2006, Mr. Dodge exercised 1,431,813 shares and 429,000 shares, respectively. The remaining 49,184 shares were cancelled as part of the remediation plan discussed in note 13.

In December 2003, the Company entered into an employment agreement with Joseph Winn, the Company’s former Chief Financial Officer that provided for Mr. Winn to provide ongoing services as a part-time employee of the Company under the supervision of the Company’s current Chief Financial Officer. Under the employment agreement, Mr. Winn received an annual salary of $12,000, reimbursement of out of pocket business expenses and the continuation of vesting of outstanding stock options through the term of the employment agreement, which was terminated on August 13, 2007, prior to the March 2008 expiration date. At the initiation of the employment agreement, Mr. Winn held unexercised stock options to purchase 999,679 shares of the Company’s Class A common stock, of which options to purchase 74,500 shares were unvested. In February 2004, the Company granted Mr. Winn options to purchase 363,333 shares of the Company’s Class A common stock, which

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were granted prior to but in connection with the surrender of options to purchase 495,000 shares of the Company’s Class A common stock in December 2004. The Company accounted for these transactions as an indirect repricing, resulting in stock-based compensation expense of $3.2 million reflected in selling, general administrative and development expense for the year ended December 31, 2005. As of December 31, 2006 and 2005, Mr. Winn held outstanding options to purchase 363,333 fully vested shares, all of which were exercised in 2007.

11.    ATC INTERNATIONAL TRANSACTIONS

ATC South America Holding Corp.—During the year ended December 31, 2006, the Company purchased a 9.3% minority interest in ATC South America, and as a result, the Company owns 100% of ATC South America. The Company purchased this interest in ATC South America from certain employees, including Mr. Gearon and William H. Hess, an executive officer of the Company, who initially acquired their interests through investment in ATC South America and pursuant to stock options granted under ATC South America’s stock option plan (ATC South America Plan).

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

Impairments and Net Loss on Sale of Long-Lived Assets—During the years ended December 31, 2007, 2006 and 2005, the Company recorded impairments and net loss on sale of long-lived assets (primarily related to its rental and management segment) of $9.2 million, $3.0 million and $19.1 million, respectively.

•

Non-Core Asset Impairment Charges—During the years ended December 31, 2007, 2006 and 2005 respectively, the Company recorded net losses associated with the sales of certain non-core towers and other assets, as well as impairment charges to write-down certain assets to net realizable value after an indicator of impairment had been identified. As a result, the Company recorded net losses and impairments of approximately $7.1 million, $2.0 million and $16.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The net loss for the year ended December 31, 2007 is comprised of net losses from asset sales and other impairments of $7.8 million, offset by gains from asset sales of $0.7 million. The net loss for the year ended December 31, 2006 is comprised of net losses from asset sales and other impairments of $7.0 million, offset by gains from asset sales of $5.1 million.

•

Construction-In-Progress Impairment Charges—During the years ended December 31, 2007, 2006 and 2005, the Company wrote-off approximately $2.1 million, $1.0 million and $2.3 million, respectively, of construction-in-progress costs, primarily associated with sites that it no longer planned to build.

Merger Related Expense—During the year ended December 31, 2005, the Company assumed certain obligations, as a result of the merger with SpectraSite, Inc., primarily related to employee separation costs of former SpectraSite employees. Severance payments made to former SpectraSite, Inc. employees were subject to plans and agreements established by SpectraSite, Inc. and assumed by the Company in connection with the merger. These costs were recognized as an assumed liability in the purchase price allocation. In addition, the Company also incurred certain merger related costs for additional employee retention and separation costs incurred during the years ended December 31, 2006 and 2005. The following table displays the activity with respect to this accrued liability for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Assumed Merger Liability	2005 Expense	2005 Cash Payments	Liability as of December 31, 2005	2006 Expense	2006 Cash Payments	Other	Liability as of December 31, 2006	2007 Expense	2007 Cash Payments	Other	Liability as of December 31, 2007
Employee separations	$22,373	$5,074	$(6,484)	$20,963	$496	$(12,389)	$(1,743)	$7,327	$633	$(6,110)	$(304)	$1,546

As of December 31, 2007, the total liability is reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2007 as the Company expects to pay these merger related liabilities through the third quarter of 2008. As of December 31, 2006, the current portion of the liability of $5.8 million is reflected in accounts payable and accrued expenses and the long-term portion of the liability of $1.5 million is reflected in other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2006.

The Company also modified certain option awards to revise vesting and exercise terms for certain employees that were terminated in connection with the SpectraSite, Inc. merger. The Company recorded a charge of $1.6 million, which is included in merger related expense in the accompanying consolidated financial statements of operations for the year ended December 31, 2005.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    STOCK-BASED COMPENSATION AND STOCKHOLDERS’ EQUITY

The Company has stock–based compensation plans described below. Under these plans, the Company recognized stock-based compensation of $54.6 million and $39.5 million for the years ended December 31, 2007 and 2006, respectively, which included $7.6 million and $1.3 million, respectively, related to the modification of certain stock option awards to revise vesting and exercise terms for terminated employees. As described in note 1, the Company’s stock-based compensation expense for the years ended December 31, 2007 and 2006 was recorded under the provisions of SFAS No. 123R which the Company adopted on January 1, 2006. For the years ended December 31, 2007 and 2006 this stock-based compensation expense caused net income to decrease by $38.9 million and $27.8 million, respectively (net of a tax benefit of $15.7 million and $11.7 million, respectively). As a result of the adoption of SFAS No. 123R, basic and diluted net income per common share decreased by approximately $0.09 and $0.06 for the years ended December 31, 2007 and 2006, respectively. The Company did not capitalize any stock-based compensation during the years ended December 31, 2007 and 2006.

During the year ended December 31, 2005, the Company recognized stock-based compensation expense of $15.9 million, which included $10.0 million related to the modification of certain stock option awards to revised vesting and exercise terms for terminated employees. As described in note 1, prior to January 1, 2006, the Company measured compensation expense for stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25 and applied the disclosure only provisions of SFAS No. 123. This stock-based compensation expense includes $2.4 million of unearned compensation amortization related to unvested stock options assumed in the merger with SpectraSite, Inc. The remaining $2.5 million of unearned compensation was reclassified to additional paid in capital on January 1, 2006 under the provisions of SFAS No. 123R.

The following pro forma table illustrates the effect on net loss and net loss per common share if the Company had recorded stock-based compensation expense during the year ended December 31, 2005 based on the fair value recognition provisions of SFAS No. 123. (in thousands, except per share amounts):

2005
Net loss as reported	$(181,359)
Add: Stock-based employee compensation expense, net of related tax effect, included in net loss as reported	11,392
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(21,176)

Pro-forma net loss	$(191,143)

Net loss per common share:
As reported:
Basic and diluted	$(0.60)
Pro-forma:
Basic and diluted	$(0.63)

The following summarizes the Company’s stock-based compensation plans.

Stock Option Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. During the year ended December 31,2007, the Company granted approximately 4.6 million options to purchase shares of Class A common stock under its 1997 Stock Option Plan (1997 Plan) and approximately 1.0 million options under its 2007 Equity Incentive Plan (2007 Plan). The 1997 Plan provided for the grant of non-qualified and incentive stock options, and expired in November 2007. The 2007 Plan was approved by the Company’s stockholders in May 2007 and provides for the grant of non-qualified

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and incentive stock options, as well as restricted stock and other stock-based awards. Under the 2007 Plan, exercise prices in the case of non-qualified and incentive stock options are not less than the fair market value of the underlying common stock on the date of grant. Option grants generally vest ratably over various periods, generally four years, and generally expire ten years from the date of grant. As of December 31, 2007, the Company had the ability to grant stock-based awards with respect to an aggregate of 29.0 million shares of common stock under the 2007 Plan.

In August 2005, in connection with the merger with SpectraSite, Inc., the Company assumed stock options granted under SpectraSite’s 2003 Equity Incentive Plan. Upon completion of the merger, the options to purchase shares of SpectraSite, Inc. common stock automatically converted into options to purchase shares of the Company’s Class A common stock, such that upon exercise of each option, the holder has a right to receive 3.575 shares of Class A common stock in lieu of each share of SpectraSite, Inc. common stock that would have been receivable under each assumed stock option prior to the merger, at an exercise price per share equal to the exercise price of the SpectraSite, Inc. option prior to the merger divided by 3.575. Upon completion of the merger, the assumed SpectraSite, Inc. stock options were exercisable for an aggregate of 9.9 million shares of the Company’s Class A common stock. Of these options, options to purchase approximately 8.3 million shares were fully vested as of the merger date and the remaining unvested options to purchase 1.6 million shares vest monthly through the first quarter of 2008. Options to purchase approximately 0.2 million, 0.6 million and 2.0 million of Class A common stock remained outstanding as of December 31, 2007, 2006 and 2005, respectively. The Company has not and does not plan to grant any additional options under this plan.

As of December 31, 2007, options to purchase approximately 16.2 million, 1.0 million and 0.2 million shares of Class A common stock remained outstanding under the 1997 Plan, the 2007 Plan and the SpectraSite Plan, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. The risk-free treasury rate is based on the U.S. Treasury yield in effect at the accounting measurement date. The expected life (estimated period of time outstanding) was estimated using the vesting term and historical exercise behavior of employees. The expected volatility was based on historical volatility for a period equal to the expected life of the stock options. During the year ended December 31, 2005, the Company reevaluated the assumptions used to estimate the fair value of option grants to employees. As a result, the Company lowered its expected volatility assumption for option grants to approximately 30% and increased the expected life of option grants to 6.25 years using the simplified method permitted by SAB No. 107 “Share-Based Payment” (SAB No. 107). The Company made this change based on a number of factors, including the Company’s execution of its strategic plans to sell non-core businesses, reduce leverage and its merger with SpectraSite, Inc. (See note 4.) Management had previously based its volatility assumptions on historical volatility since inception, which included periods when the Company’s capital structure was more highly leveraged than current levels and expected levels for the foreseeable future. Management’s estimate of future volatility is based on its consideration of all available information, including historical volatility, implied volatility of publicly traded options, the Company’s current capital structure and its publicly announced future business plans. For comparative purposes, a 10% change in the volatility assumption would change pro forma stock compensation expense and pro forma net loss by approximately $0.1 million for the year ended December 31, 2005.

The weighted average grant date fair values of the Company’s options granted during the years ended December 31, 2007, 2006 and 2005 were $14.54, $12.58 and $10.27 per share, respectively. The total fair value

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Company’s options vested during the years ended December 31, 2007, 2006 and 2005 were $37.1 million, $30.5 million and $25.1 million, respectively. Key assumptions used to apply this pricing model are as follows:

	2007		2006		July 1, 2005 – December 31, 2005		January 1, 2005 – June 30, 2005
Range of risk-free interest rates	3.41%	—4.92%	4.36%	—5.08%	3.22%	—4.47%	3.55%	—4.04%
Weighted average risk-free interest rate		4.40%		4.72%		4.15%		3.98%
Expected life of option grants		6.25 years		6.25 years		6.25 years		4 years
Range of expected volatility of underlying stock price		27.5%—28.1%		29.6%		29.6%		77.8%—79.2%
Weighted average expected volatility of underlying stock price		28.0%		29.6%		29.6%		78.7%
Expected annual dividends		N/A		N/A		N/A		N/A

As of December 31, 2007, total unrecognized compensation expense related to unvested share-based compensation awards granted under the option plans was approximately $94.2 million, and that cost is expected to be recognized over a weighted average period of approximately two years. The total intrinsic value for stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $167.5 million, $84.9 million and $198.3 million, respectively. The amount of cash received from the exercise of stock options was approximately $122.0 million during the year ended December 31, 2007. During the year ended December 31, 2007, the Company did not realize any tax benefits from the exercise of stock options.

The following table summarizes the Company’s option activity for the periods presented:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2006	20,435,594	$19.67

Granted	5,667,110	38.58
Exercised	(7,400,667)	17.25
Cancelled	(1,309,454)	28.76

Outstanding as of December 31, 2007	17,392,583	$26.42	7.48	$283.4

Exercisable as of December 31, 2007	6,041,690	$17.67	5.74	$151.3
Vested or expected to vest as of December 31, 2007	16,654,391	$26.08	7.42	$277.0

The following table sets forth information regarding options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
Outstanding Number of Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
937,731	$1.55 —$ 5.98	$4.74	4.00	937,731	$4.74
1,045,002	6.82 — 10.50	10.44	5.37	1,045,002	10.44
2,861,912	10.68 — 18.15	15.35	6.44	1,693,577	14.93
2,950,771	18.16 — 22.43	20.47	7.31	858,247	20.95
698,575	22.55 — 30.69	28.05	3.32	627,300	28.58
3,413,468	31.06 — 31.50	31.50	8.17	659,117	31.50
4,310,418	35.72 — 37.52	37.48	9.19	99,214	36.82
1,174,706	37.63 — 53.62	43.46	9.24	121,502	47.37

17,392,583	$1.55 —$53.62	$26.42	7.48	6,041,690	$17.67

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ATC Mexico Stock Option Plan—As of December 31, 2006, the Company maintained a stock option plan for its ATC Mexico subsidiary (ATC Mexico Plan) which was terminated in February 2007. The ATC Mexico Plan provided for the issuance of options to officers, employees, directors and consultants of ATC Mexico, however there was no option activity and no outstanding options as of and for the years ended December 31, 2006 and 2005.

ATC South America Stock Option Plan—As of December 31, 2006, the Company maintained a stock option plan for its ATC South America subsidiary (ATC South America Plan) which was terminated in February 2007. The ATC South America Plan provided for the issuance of options to officers, employees, directors and consultants of ATC South America. During the year ended December 31, 2004, ATC South America granted options to purchase 6,024 shares of ATC South America common stock to officers and employees, including Messrs. Gearon and Hess, who received options to purchase an approximate 6.7% and 1.6% interest, respectively. Such options were issued at one time with an exercise price of $1,349 per share. The exercise price per share was at fair market value on the date of issuance as determined by the Board of Directors with the assistance of an independent financial advisor performed at the Company’s request. The fair value of ATC South America Plan options granted during 2004 were $79 per share as determined by using the Black-Scholes option pricing model. Options granted vested upon the earlier to occur of (a) the exercise by or on behalf of Mr. Gearon of his right to sell his interest in ATC South America to the Company, (b) the exercise by the Company of its right to acquire Mr. Gearon’s interest in ATC South America, or (c) July 1, 2006. These options expired ten years from the date of grant. In October 2005, in connection with the exercise by Mr. Gearon’s of his right to require the Company to purchase his interest in ATC South America, all options granted pursuant to the ATC South America Stock Option Plan vested in full and were exercised. Upon exercise of these options, the holders received 4,428 shares of ATC South America (representing a 7.8% interest), net of 1,596 shares retained by the Company to satisfy employee tax withholding obligations. (See note 11.)

Employee Stock Purchase Plan—The Company also maintains an employee stock purchase plan (ESPP) for all eligible employees. Under the ESPP, shares of the Company’s Class A common stock may be purchased during bi-annual offering periods at 85% of the lower of the fair market value on the first or the last day of each offering period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period and may not purchase more than $25,000 worth of stock in a calendar year (based on market values at the beginning of each offering period). The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the 2007, 2006 and 2005, offering periods, employees purchased 48,886, 53,210 and 50,119 shares, respectively, at weighted average prices per share of $33.93, $24.98 and $15.32, respectively. The fair value of the ESPP offerings is estimated on the offering period commencement date using a Black-Scholes pricing model with the expense recognized over the expected life, which is the six month offering period over which employees accumulate payroll deductions to purchase the Company’s Class A common stock. The weighted average fair value for the ESPP shares purchased during 2007, 2006 and 2005 were $9.09, $6.79 and $5.15, respectively. At December 31, 2007, 3,895,402 shares remain reserved for future issuance under the plan. Key assumptions used to apply this pricing model for the years ended December 31, are as follows:

	2007	2006	2005
Range of risk free interest rates	4.98%—5.05%	5.01%—5.17%	3.17%—4.30%
Weighted average risk-free interest rate	5.02%	5.08%	3.72%
Expected life of the shares	6 months	6 months	6 months
Range of expected volatility of underlying stock price	27.5%—28.7%	29.6%	29.6%—77.8%
Weighted average expected volatility of underlying stock price	28.2%	29.6%	54.30%
Expected annual dividends	N/A	N/A	N/A

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Remediation Plan Related to Review of Stock Option Granting Practices and Related Accounting—During the year ended December 31, 2006, the Company’s Board of Directors established a special committee of independent directors to conduct a review of its historical stock option granting practices and related accounting, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The special committee found, among other things, that in the past, the Company had granted options to purchase shares of its Class A common stock with exercise prices different from the market price of its stock on the legal grant date. As a result of the special committee’s findings, the Company restated its historical financial statements to, among other things, record charges for stock-based compensation expense related to certain option grants and to account for the tax-related consequences. In addition, the special committee recommended a remediation plan to the Board of Directors to address the issues raised by its findings. On December 19, 2006, the Company’s Board of Directors approved the remediation plan, which included, among other things, the elimination of any excess benefit received by the Company’s current officers and members of its Board of Directors from options having been granted to them with exercise prices below the fair market value of the Company’s Class A common stock on the legal grant date, as determined by the special committee. For outstanding options, this was accomplished by amending each option to increase the exercise price to the fair market value on the legal grant date, without any compensation to the optionholder. In December 2006, eight of the Company’s senior officers and Directors amended the exercise prices of options to purchase an aggregate of 985,511 shares, thereby eliminating an aggregate excess benefit of approximately $6.5 million. For options that had been exercised, this was accomplished by compensating the Company for the amount of the excess benefit received upon exercise, after reduction for any taxes paid by the individual. In January 2007, five of the Company’s senior officers surrendered vested in-the-money options to purchase an aggregate of 23,269 shares, thereby surrendering an aggregate excess benefit of approximately $0.6 million (net of approximately $0.4 million in taxes paid by such individuals). In addition, the Company took similar steps to eliminate any excess benefit received by certain former officers from the grant to them of options with exercise prices below fair market value on the legal grant date. In December 2006, January 2007 and April 2007, three former officers amended the exercise prices of options to purchase an aggregate of 1,423,330 shares, thereby eliminating an aggregate excess benefit of approximately $4.3 million, and surrendered vested in-the-money options to purchase an aggregate of 52,212 shares, thereby surrendering an aggregate excess benefit, net of taxes paid by such individuals, of approximately $3.2 million.

Tax Consequences under Internal Revenue Code Section 409A—As a result of the review of the Company’s historical stock option granting practices, the Company determined that a number of stock options were granted with exercise prices below the market price of the Company’s Class A common stock on the date of grant. Under Section 409A of the Internal Revenue Code (Section 409A), part of recently enacted tax legislation, options that were granted with exercise prices below the market price of the underlying stock on the date of grant and that vest after December 31, 2004 would likely be subject to unfavorable tax consequences that did not apply at the time of grant. In order to compensate the Company’s non-executive employees who previously exercised affected options and already incurred taxes and penalties under Section 409A, the Company paid approximately $1.1 million on behalf of such individuals for these taxes during the year ended December 31, 2007, which was recorded as a reduction to additional paid-in capital in the Company’s consolidated financial statements for the year ended December 31, 2006. In order to remedy the unfavorable personal tax consequences of Section 409A on holders of outstanding options, the Company conducted a tender offer in December 2006 for the affected options, pursuant to which the Company offered to amend the affected options to increase the option exercise price to the market price on the revised grant date, and to give the option holders (excluding officers and Directors) a cash payment for the difference in option exercise price between the amended option and the original price. The Company accounted for the financial impact of the tender offer as a stock option modification under SFAS No. 123R resulting in an increase to stock-based compensation expense and additional paid-in capital of $0.3 million in the Company’s consolidated financial statements for the year ended December 31, 2006

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and an additional $1.2 million recognized for the year ended December 31, 2007. In January 2007, the Company paid holders of options that were amended in the tender offer an aggregate of approximately $3.9 million in cash, which was recorded as a reduction to additional paid-in capital in the Company’s consolidated financial statements as of December 31, 2006.

The following summarizes other stockholders’ equity activity.

Warrants—In January 2003, the Company issued warrants to purchase approximately 11.4 million shares of its Class A common stock in connection with the ATI 12.25% Notes offering. These warrants became exercisable on January 29, 2006 at an exercise price of $0.01 per share and will expire on August 1, 2008. Of these warrants, warrants to purchase approximately 0.5 million shares and 0.6 million shares of Class A common stock remained outstanding as of December 31, 2007 and 2006, respectively. (See note 3.)

In August 2005, the Company completed its merger with SpectraSite, Inc. and assumed outstanding warrants to purchase shares of SpectraSite, Inc. common stock. (See note 4.) As of the merger completion date, each warrant was exercisable for two shares of SpectraSite, Inc. common stock at an exercise price of $32 per warrant. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase shares of the Company’s Class A common stock, such that upon exercise of each warrant, the holder has a right to receive 3.575 shares of American Tower Class A common stock in lieu of each share of SpectraSite, Inc. common stock that would have been receivable under each assumed warrant prior to the merger. Upon completion of the Company’s merger with SpectraSite, Inc., these warrants were exercisable for approximately 6.8 million shares of Class A common stock. Of these warrants, warrants to purchase approximately 2.0 million shares and 6.4 million shares of Class A common stock remained outstanding as of December 31, 2007 and 2006, respectively. These warrants will expire on February 10, 2010.

Stock Repurchase Programs—During the year ended December 31, 2007, the Company repurchased an aggregate of approximately 39.9 million shares of its Class A common stock for an aggregate of $1.6 billion pursuant to its publicly announced stock repurchase programs, as described below.

In February 2007, the Company completed its $750.0 million stock repurchase program, originally announced in November 2005. During the year ended December 31, 2007, the Company repurchased 8.8 million shares of its Class A common stock for an aggregate of $351.0 million pursuant to this repurchase program. During the year ended December 31, 2006, the Company repurchased 10.1 million shares of its Class A common stock for an aggregate of $321.8 million, of which $22.6 million was included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2006. As of December 31, 2005, the Company had repurchased 2.8 million shares of its Class A common stock for an aggregate of $76.6 million, of which $7.7 million was included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2005.

In February 2007, the Company’s Board of Directors approved a new stock repurchase program pursuant to which the Company for the repurchase of up to $1.5 billion of its Class A common stock through February 2008. During the year ended December 31, 2007, the Company repurchased 31.1 million shares of its Class A common stock for an aggregate of $1.3 billion pursuant to this repurchase program, of which $17.0 million was included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2007. Subsequent to December 31, 2007, the Company repurchased an additional 4.3 million shares of its Class A common stock for an aggregate of $163.7 million. As of February 29, 2008, the Company had repurchased a total of 35.3 million shares of its Class A common stock for an aggregate of $1.45 billion pursuant to this repurchase program.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2008, the Company’s Board of Directors approved a new stock repurchase program, pursuant to which the Company is authorized to purchase up to an additional $1.5 billion of its Class A common stock. The Company expects to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under its Revolving Credit Facility and future financing transactions, and purchases under this stock repurchase program are subject to the Company having available cash to fund repurchases. Under the program, the Company is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, the Company plans to make purchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which allows the Company to repurchase shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

14.    BUSINESS SEGMENTS

As of December 31, 2007, the Company operates in two business segments: rental and management and network development services. The rental and management segment provides for the leasing and subleasing of antenna sites on multi-tenant towers and other properties for a diverse range of customers primarily in the wireless communications and broadcast industries. The network development services segment offers services activities that support the Company’s rental and management operations and the addition of new tenants and equipment on the Company’s towers, including site acquisition, zoning, permitting, construction management and structural analysis.

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

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments as of and for the years ended December 31, 2007, 2006 and 2005 is shown in the tables below. The Other column below represents amounts excluded from specific segments, such as stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; impairments, net loss on sale of long-lived assets, restructuring and merger related expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as well as reconciles segment operating profit to income (loss) before income taxes, minority interest and income (loss) on equity method investments. Rental and management segment gross margin for the years ended December 31, 2007, 2006 and 2005 includes non-cash straight-line revenue of $69.7 million, $58.3 million and $30.3 million, respectively and non-cash straight-line expense of $26.7 million, $26.8 million and $15.9 million, respectively. (See note 1.)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Rental and Management	Network Development Services	Other	Total
	(in thousands)
Year Ended December 31, 2007
Segment revenues	$1,425,975	$30,619		$1,456,594
Segment operating expenses	343,450	16,172		359,622
Interest income, TV Azteca, net	14,207			14,207

Segment gross margin	1,096,732	14,447		1,111,179

Segment selling, general, administrative and development expenses	65,920	3,726		69,646

Segment operating profit	1,030,812	10,721		1,041,533

Other selling, general, administrative and development expenses			$116,088	116,088
Depreciation, amortization and accretion	514,486	2,168	6,274	522,928
Other expenses			249,677	249,677

Income (loss) before income taxes, minority interest and income on equity method investments	$516,326	$8,553	$(372,039)	$152,840

Capital expenditures – continuing operations	$139,569	$2,115	$12,697	$154,381

	Rental and Management	Network Development Services	Other	Total
	(in thousands)
Year Ended December 31, 2006
Segment revenues	$1,294,068	$23,317		$1,317,385
Segment operating expenses	332,246	11,291		343,537
Interest income, TV Azteca, net	14,208			14,208

Segment gross margin	976,030	12,026		988,056

Segment selling, general, administrative and development expenses	61,113	4,975		66,088

Segment operating profit	914,917	7,051		921,968

Other selling, general, administrative and development expenses			$93,236	93,236
Depreciation, amortization and accretion	517,857	1,537	8,657	528,051
Other expenses			229,817	229,817

Income (loss) before income taxes, minority interest and income on equity method investments	$397,060	$5,514	$(331,710)	$70,864

Capital expenditures – continuing operations	$120,537	$1,561	$5,000	$127,098

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Rental and Management	Network Development Services	Other	Total
	(in thousands)
Year Ended December 31, 2005
Segment revenues	$929,762	$15,024		$944,786
Segment operating expenses	247,781	8,346		256,127
Interest income, TV Azteca, net	14,232			14,232

Segment gross margin	696,213	6,678		702,891

Segment selling, general, administrative and development expenses	58,367	3,635		62,002

Segment operating profit	637,846	3,043		640,889

Other selling, general, administrative and development expenses			$46,057	46,057
Depreciation, amortization and accretion	398,715	2,028	10,511	411,254
Other expenses			319,132	319,132

Income (loss) before income taxes, minority interest and income on equity method investments	$239,131	$1,015	$(375,700)	$(135,554)

Capital expenditures – continuing operations	$82,155	$2,308	$4,174	$88,637

Additional information relating to the Company’s operating segments is as follows (in thousands):

	Total Assets
	2007	2006
Rental and Management	$7,398,581	$7,655,701
Network Development Services	30,263	20,670
Other	701,613	936,848

	$8,130,457	$8,613,219

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

Summarized geographical information related to the Company’s operating revenues and long-lived assets (property and equipment, net, goodwill and other intangible assets, net) as of and for the years ended December 31 is as follows (in thousands):

	December 31,
	2007	2006	2005
Operating Revenues:
United States	$1,268,316	$1,147,787	$798,010
International:
Mexico	134,800	125,694	111,421
Brazil	53,478	43,904	35,355

Total International	188,278	169,598	146,776

Total operating revenues	$1,456,594	$1,317,385	$944,786

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2007	2006
Long-Lived Assets:
United States	$6,551,024	$6,866,782
International:
Mexico	319,769	317,789
Brazil	49,139	44,196

Total International	368,908	361,985

Total long-lived assets	$6,919,932	$7,228,767

For the year ended December 31, 2007, three customers within the rental and management and network development services segments accounted for 10% or more of the Company’s consolidated operating revenues: AT&T Mobility (formerly Cingular Wireless), which accounted for approximately 21% of revenues, Sprint Nextel, which accounted for approximately 20% of revenues (including Sprint Nextel affiliates) and Verizon Wireless, which accounted for approximately 11% of revenues.

For the year ended December 31, 2006, three customers within the rental and management and network development services segments accounted for 10% or more of the Company’s consolidated operating revenues: Sprint Nextel, which accounted for approximately 21% of revenues (including Sprint Nextel partners and affiliates), AT&T Mobility, which accounted for approximately 20% of revenues, and Verizon Wireless, which accounted for approximately 10% of revenues.

For the year ended December 31, 2005, two customers within the rental and management and network development services segments accounted for 10% or more of the Company’s consolidated operating revenues: AT&T Mobility, which accounted for approximately 17% of revenues, and Verizon Wireless, which accounted for approximately 11% of revenues. In the third quarter of 2005, a merger transaction was completed between two customers within the rental and management segment, Sprint PCS and Nextel. If the transaction had occurred as of January 1, 2005, the combined revenues of the customer would have accounted for approximately 14% of the Company’s consolidated operating revenues for the year ended December 31, 2005.

For the year ended December 31, 2005, assuming the Company’s merger with SpectraSite, Inc. occurred on January 1, 2005, three customers within the rental and management and network development services segments would have accounted for 10% or more of the Company’s consolidated operating revenues: AT&T Mobility would have accounted for approximately 19% of revenues, Sprint Nextel (assuming the merger of Sprint PCS and Nextel occurred on January 1, 2005) would have accounted for approximately 17% of revenues (approximately 22% including Sprint Nextel partners and affiliates) and Verizon Wireless would have accounted for approximately 10% of revenues.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and non-cash investing and financing activities for the years ended December 31 are as follows (in thousands):

	December 31,
	2007	2006	2005
Supplemental cash flow information:
Cash paid during the period for interest (including amounts capitalized)	$236,389	$202,730	$183,307
Cash (received) paid during the period for income taxes (net of refunds)	(29,034)	26,474	18,519
Non-cash investing and financing activities:
Conversion of convertible notes (excluding loss on retirement)	88,085	44,076	55,705
(Decrease) increase in accounts payable and accrued expenses for purchases of property and equipment and construction activities	(1,474)	(4,532)	3,799
Capital leases	1,639	1,127	789
Surrender of options as payment for liability		1,305
Issuance of common stock and assumption of options and warrants in connection with the acquisition of SpectraSite net assets			3,106,072
ATC South America transaction			2,026

16.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2007 and 2006 is as follows (in thousands, except per share data):

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,(1)
2007:
Operating revenues	$352,474	$358,423	$367,585	$378,112	$1,456,594
Cost of operations(2)	87,283	90,042	88,777	93,520	359,622
Operating income	86,110	93,296	98,491	100,466	378,363
Net income (loss)	22,228	(19,991)	59,628	(5,549)	56,316
Basic net income (loss) per common share	$0.05	$(0.05)	$0.15	$(0.01)	$0.14
Diluted net income (loss) per common share	$0.05	$(0.05)	$0.14	$(0.01)	$0.13

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2006:
Operating revenues	$320,409	$325,863	$333,467	$337,646	$1,317,385
Cost of operations(2)	81,612	85,737	87,562	88,626	343,537
Operating income	67,709	70,772	72,007	73,413	283,901
Net (loss) income	(1,937)	7,664	3,472	18,285	27,484
Basic and diluted net (loss) income per common share	$(0.01)	$0.02	$0.01	$0.04	$0.06

(1)

During the three months ended December 31, 2007, the Company recorded adjustments to the income tax provision for amounts that should have been recorded in prior reporting periods. The adjustments were

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

identified in connection with the Company’s year-end tax analyses and relate primarily to its cumulative deferred tax assets and liabilities. The principal components of the adjustments resulted from (i) a deferred foreign tax liability from foreign currency fluctuations arising out of certain long-term intercompany loan transactions involving the Company’s Brazilian subsidiary and (ii) changes to certain deferred tax assets and liabilities, including those arising out of the discontinued operations of the Company’s Verestar subsidiary, which was discontinued in 2002, and deconsolidated upon filing for bankruptcy protection in 2003. Recording these out-of-period adjustments for the three months ended December 31, 2007 had the effect of increasing the income tax provision by $7.9 million, decreasing income from continuing operations by approximately $4.8 million (inclusive of certain non-tax related adjustments), and increasing the loss from discontinued operations by $10.7 million. As a result of the control deficiency relating to the Company’s accounting for income taxes, the Company’s management concluded that, as of December 31, 2007, a material weakness existed in the Company’s internal control over financial reporting related to accounting for income taxes. (See notes 2 and 9.)

(2)	Represents operating expenses, exclusive of depreciation, amortization and accretion, selling, general, administrative and development expense, and impairments, net loss on sale of long-lived assets, restructuring and merger related expense.

INDEX TO EXHIBITS

Pursuant to the rules and regulations of the SEC, the Company has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof and should not be relied upon.

The exhibits below are included, either by being filed herewith or by incorporation by reference, as part of this Annual Report on Form 10-K. Exhibits are identified according to the number assigned to them in Item 601 of SEC Regulation S-K. Documents that are incorporated by reference are identified by their Exhibit number as set forth in the filing from which they are incorporated by reference. The filings of the Registrant from which various exhibits are incorporated by reference into this Annual Report are indicated by parenthetical numbering which corresponds to the following key:

(1)	Registration Statement on Form S-3 (File No. 333-89345) filed on October 20, 1999;

(2)	Current Report on Form 8-K (File No. 001-14195) filed on February 24, 2000;

(3)	Annual Report on Form 10-K (File No. 001-14195) filed on March 29, 2000;

(4)	Annual Report on Form 10-K (File No. 001-14195) filed on April 2, 2001;

(5)	Quarterly Report on Form 10-Q (File No. 001-14195) filed August 14, 2001;

(6)	Annual Report on Form 10-K (File No. 001-14195) filed on March 24, 2003;

(7)	Registration Statement on Form S-3 (File No. 333-109489) filed on October 3, 2003;

(8)	Registration Statement on Form S-4 (File No. 333-111952) filed on January 15, 2004;

(9)	Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004;

(10)	Quarterly Report on Form 10-Q (File No. 001-14195) filed August 9, 2004;

(11)	Registration Statement on Form S-3 (File No. 333-119162) filed on September 21, 2004;

(12)	Current Report on Form 8-K (File No. 001-14195) filed on October 5, 2004;

(13)	Current Report on Form 8-K (File No. 001-14195) filed on December 6, 2004;

(14)	Current Report on Form 8-K (File No. 001-14195) filed on May 5, 2005;

(15)	Registration Statement on Form S-4 (File No. 333-125328) filed on May 27, 2005;

(16)	Current Report on Form 8-K (File No. 001-14195) filed on October 28, 2005;

(17)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 9, 2005;

(18)	Annual Report on Form 10-K (File No. 001-14195) filed on March 15, 2006;

(19)	Tender Offer Statement on Schedule TO (File No. 005-55211) filed on November 29, 2006;

(20)	Definitive Proxy Statement on Schedule 14A (File No. 001-14195) filed on March 22, 2007;

(21)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 8, 2007;

(22)	Current Report on Form 8-K (File No. 001-14195) filed on May 22, 2007;

(23)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 7, 2007; and

(24)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 9, 2007.

Exhibit No.	Description of Document	Exhibit File No.

2	Agreement and Plan of Merger by and among American Tower Corporation, Asteroid Merger Sub, LLC and SpectraSite, Inc., dated as of May 3, 2005	2(14)

3.1	Amended and Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on August 8, 2005	Annex E (15)

3.2	By-Laws, as amended November 13, 2003, of the Company	3.2(9)

4.1	Indenture, dated as of October 4, 1999, by and between the Company and The Bank of New York, as Trustee, for the 2.25% Convertible Notes due 2009, including the form of 2.25% Convertible Note	4.2(1)

4.2	Indenture, dated as of February 15, 2000, by and between the Company and The Bank of New York, as Trustee, for the 5.0% Convertible Notes due 2010, including the form of 5.0% Convertible Note	4.1(2)

4.3	Indenture, dated as of August 4, 2003 by and between the Company and The Bank of New York, as Trustee, for the 3.25% Convertible Notes due 2010, including the form of 3.25% Convertible Note	4.3(7)

4.4	Indenture, dated as of November 18, 2003, by and among ATI, the Guarantors named therein and The Bank of New York, as Trustee, for the 7.25% Senior Subordinated Notes due 2011, including the form of 7.25% Senior Subordinated Note	4.6(8)

4.5	Supplemental Indenture, dated as of May 7, 2007, among ATI, the Guarantors named therein and The Bank of New York, as Trustee, supplementing the indenture for the 7.25% Senior Subordinated Notes Due 2011, dated as of November 18, 2003	10.5(23)

4.6	Indenture, dated as of February 4, 2004, by and between the Company and The Bank of New York, as Trustee, for the 7.50% Senior Notes due 2012, including the form of 7.50% Senior Note	4.8(9)

4.7	Indenture, dated as of August 20, 2004, by and between the Company and The Bank of New York, as Trustee, for the 3.00% Convertible Notes Due August 15, 2012, including the form of 3.00% Convertible Note	4.3(11)

4.8	Indenture, dated as of October 5, 2004, by and between the Company and The Bank of New York, as Trustee, for the 7.125% Senior Notes Due 2012, including the form of 7.125% Senior Note	4.1(12)

4.9	Supplemental Indenture No. 1, dated as of December 6, 2004, by and between the Company and The Bank of New York, as Trustee, supplementing the indenture for the 7.125% Senior Notes Due 2012, dated as of October 5, 2004	4.1(13)

4.10	Warrant Agreement, dated as of January 29, 2003, by and among the Company and the Bank of New York, as warrant agent	4.6(6)

4.11	Form of Warrant to purchase an aggregate of 11,389,012 shares of Class A Common Stock	4.7(6)

4.12	Warrant Agreement, dated as of February 10, 2003, by and between SpectraSite, Inc. and EquiServe Trust Company, N.A., as warrant agent (incorporated by reference from Exhibit 10.4 to the SpectraSite Holdings, Inc. Current Report on Form 8-K (File No. 000-27217) filed on February 11, 2003)	10.4

Exhibit No.	Description of Document	Exhibit File No.

4.13	Amendment No.1 to Warrant Agreement, dated as of August 8, 2005, by and among American Tower Corporation, SpectraSite, Inc., The Bank of New York and EquiServe Trust Company, N.A.	4.2(17)

4.14	Indenture, dated as of October 1, 2007, by and between the Company and The Bank of New York, as Trustee, for the 7.00% Senior Notes due 2017, including the form of 7.00% Senior Note	10.2(24)

10.1	American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(1) (19)*

10.2	Form of Incentive Stock Option Agreement Pursuant to the American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(2) (19)*

10.3	Form of Nonqualified Stock Option Agreement Pursuant to the American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(3) (19)*

10.4	Form of Amendment to Stock Option Agreements	(a)(1)(i) (19)*

10.5	American Tower Corporation 2000 Employee Stock Purchase Plan	10.18(3)*

10.6	First Amendment to American Tower Corporation 2000 Employee Stock Purchase Plan, dated as of November 13, 2003	10.3(9)*

10.7	ATC Mexico Holding Corp. 2001 Stock Option Plan	10.3(6)*

10.8	ATC South America Holding Corp. 2004 Stock Option Plan	10.2(10)*

10.9	2003 Equity Incentive Plan of SpectraSite, Inc. (incorporated by reference from Exhibit 10.6 to the SpectraSite Holdings, Inc. Current Report on Form 8-K (File No. 000-27217) filed on February 11, 2003)	10.6*

10.10	Amendment No. 1 to the 2003 Equity Incentive Plan of SpectraSite, Inc. (incorporated by reference from Exhibit 10.11 to the SpectraSite, Inc. Registration Statement on Form S-1 (File No. 333-112154) filed on February 2, 2004)	10.11*

10.11	American Tower Corporation 2007 Equity Incentive Plan	Annex A (20)*

10.12	Form of Notice of Grant of Incentive Stock Option and Option Agreement Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.2(22)*

10.13	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.3(22)*

10.14	Notice of Grant of Nonqualified Stock Option and Option Agreement (Non-Employee Director) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.4(22)*

10.15	Form of Restricted Stock Unit Agreement (U.S.) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	Filed herewith as Exhibit 10.15*

10.16	Form of Restricted Stock Unit Agreement (International) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	Filed herewith as Exhibit 10.16*

10.17	Stockholder/Optionee Agreement dated as of January 1, 2004 by and among ATC South America Holding Corp., American Tower Corporation, American Tower International, Inc., J. Michael Gearon, Jr. and the Persons who from time to time may execute a counterpart thereto	10.3(10)*

Exhibit No.	Description of Document	Exhibit File No.

10.18	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.10(18)*

10.19	Letter Agreement, dated as of August 22, 2001, by and between the Company and James D. Taiclet, Jr.	10.4(6)*

10.20	Letter Agreement, dated as of November 7, 2003, by and between the Company and Steven J. Moskowitz	10.10(9)*

10.21	Letter Agreement, dated as of November 7, 2003, by and between the Company and William H. Hess	10.11(9)*

10.22	Letter Agreement, dated as of November 7, 2003, by and between the Company and Bradley E. Singer	10.12(9)*

10.23	Letter Agreement, dated as of March 1, 2007, by and between the Company and Edmund DiSanto	Filed herewith as Exhibit 10.23*

10.24	Summary Compensation Information for Named Executive Officers (incorporated by reference from Item 5.02(e) of Current Report on Form 8-K (File No. 001-14195) filed on February 12, 2008)	*

10.25	Form of Option Surrender Agreement.	10.2(21)*

10.26	Option Amendment Agreement, dated as of February 27, 2007, by and between the Company and J. Michael Gearon, Jr.	10.3(21)*

10.27	Amended and Restated Registration Rights Agreement, dated as of February 25, 1999, by and among the Company and each of the parties named therein	10.2(5)

10.28	Warrant Registration Rights Agreement, dated as of January 29, 2003, by and among the Company and the Initial Purchasers named therein with respect to Warrants to purchase shares of Class A Common Stock of the Company	10.12(6)

10.29	Registration Rights Agreement, dated as of August 4, 2003, by and among the Company and the Initial Purchasers named therein with respect to the 3.25% Convertible Notes due 2010	4.4(7)

10.30	Registration Rights Agreement, dated as of August 20, 2004, between the Company and Goldman, Sachs & Co., as Initial Purchaser with respect to the 3.00% Convertible Notes due 2012	4.4(11)

10.31	Loan and Security Agreement, dated as of May 4, 2007, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and American Tower Depositor Sub, LLC, as Lender	10.1(23)

10.32	Management Agreement, dated as of May 4, 2007, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners and SpectraSite Communications, LLC, as Manager	10.2(23)

10.33	Cash Management Agreement, dated as of May 4, 2007, among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, American Tower Depositor Sub, LLC, as Lender, LaSalle Bank National Association, as Agent, and SpectraSite Communications, LLC, as Manager	10.3(23)

10.34	Trust and Servicing Agreement, dated as of May 4, 2007, among American Tower Depositor Sub, LLC, as Depositor, The Bank of New York, as Servicer, and LaSalle Bank National Association, as Trustee	10.4(23)

Exhibit No.	Description of Document	Exhibit File No.

10.35	Loan Agreement, dated as of June 8, 2007, among the Company, as Borrower, JPMorgan Chase Bank, N.A. and The Toronto Dominion Bank, New York Branch, as Issuing Banks, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the several lenders that are parties thereto	10.6(23)

10.36	Registration Rights Agreement, dated as of October 1, 2007, by and among the Company and the Initial Purchasers named therein with respect to the 7.00% Senior Notes due 2017	10.3(24)

10.37	Lease and Sublease by and among ALLTEL Communications, Inc. and the other entities named therein and American Towers, Inc. and American Tower Corporation, dated , 2001	2.1(4)

10.38	Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated December 19, 2000	2.2(4)

10.39	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q (File No. 000-27217) filed on May 11, 2001)	10.2

10.40	Loan Agreement dated as of August 30, 2007 by and between American Tower Corporation, as Borrower, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the several lenders that are parties thereto.	10.1 (24)

12	Statement Regarding Computation of Earnings to Fixed Charges	Filed herewith as Exhibit 12

21	Subsidiaries of the Company	Filed herewith as Exhibit 21

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certifications pursuant to 18 U.S.C. Section 1350	Filed herewith as Exhibit 32

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(a)(3).