Form 10-Q
period 2008-03-31
AMERICAN TOWER CORP /MA/
filed 2008-05-08
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

116 Huntington Avenue

Boston, Massachusetts 02116

(Address of principal executive offices)

Telephone Number (617) 375-7500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of April 28, 2008, there were 396,573,502 shares of Class A Common Stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART 1.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,633	$33,123
Restricted cash	50,127	53,684
Short-term investments and available-for-sale securities	6,802	7,224
Accounts receivable, net of allowances	37,120	40,316
Prepaid and other current assets	76,076	71,264
Deferred income taxes	40,080	40,063

Total current assets	331,838	245,674

PROPERTY AND EQUIPMENT, net	3,030,388	3,045,186
GOODWILL	2,188,312	2,188,312
OTHER INTANGIBLE ASSETS, net	1,670,389	1,686,434
DEFERRED INCOME TAXES	455,578	479,854
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	515,722	484,997

TOTAL	$8,192,227	$8,130,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$149,533	$175,464
Accrued interest	50,820	33,702
Current portion of long-term obligations	1,688	1,817
Unearned revenue	104,482	106,395

Total current liabilities	306,523	317,378

LONG-TERM OBLIGATIONS	4,433,162	4,283,467
OTHER LONG-TERM LIABILITIES	535,998	504,178

Total liabilities	5,275,683	5,105,023

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN SUBSIDIARIES	3,277	3,342
STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock: $.01 par value; 1,000,000,000 shares authorized, 453,762,046 and 452,759,969 shares issued, and 396,025,563 and 399,518,542 shares outstanding, respectively	4,537	4,527
Additional paid-in capital	7,801,002	7,772,382
Accumulated deficit	(2,661,218)	(2,703,373)
Accumulated other comprehensive loss	(11,137)	(3,626)
Treasury stock (57,736,483 and 53,241,427 shares at cost, respectively)	(2,219,917)	(2,047,818)

Total stockholders’ equity	2,913,267	3,022,092

TOTAL	$8,192,227	$8,130,457

See notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
REVENUES:
Rental and management	$373,983	$346,029
Network development services	8,201	6,445

Total operating revenues	382,184	352,474

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	86,931	83,761
Network development services	3,627	3,522
Depreciation, amortization and accretion	97,072	130,194
Selling, general, administrative and development expense (including stock-based compensation expense of $16,264 and $16,667, respectively)	48,909	48,643
Impairments and net loss on sale of long-lived assets	789	244

Total operating expenses	237,328	266,364

OPERATING INCOME	144,856	86,110

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $372 and $372, respectively	3,541	3,498
Interest income	963	3,617
Interest expense	(65,514)	(53,274)
Loss on retirement of long-term obligations	(25)	(4,152)
Other (expense) income	(778)	2,998

Total other expense	(61,813)	(47,313)

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND INCOME ON EQUITY METHOD INVESTMENTS	83,043	38,797
Income tax provision	(40,801)	(17,631)
Minority interest in net earnings of subsidiaries	(73)	(88)
Income on equity method investments	5	2

INCOME FROM CONTINUING OPERATIONS	42,174	21,080

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (PROVISION) OF $10 and $(618), RESPECTIVELY	(19)	1,148

NET INCOME	$42,155	$22,228

NET INCOME PER COMMON SHARE AMOUNTS:
BASIC:
Income from continuing operations	$0.11	$0.05
(Loss) income from discontinued operations	—	—

Net income	$0.11	$0.05

DILUTED:
Income from continuing operations	$0.10	$0.05
(Loss) income from discontinued operations	—	—

Net income	$0.10	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	397,128	421,627

DILUTED	421,622	439,557

See notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,155	$22,228
Stock-based compensation expense	16,264	16,667
Depreciation, amortization and accretion	97,072	130,194
Other non-cash items reflected in statements of operations	33,702	22,150
Increase in net deferred rent asset	(7,728)	(12,901)
Decrease in restricted cash	1,238	—
Increase in assets	(9,187)	(11,757)
Increase in liabilities	8,866	4,806

Cash provided by operating activities	182,382	171,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(44,625)	(31,445)
Payments for acquisitions	(28,312)	(10,061)
Proceeds from sale of available-for-sale securities and other long-term assets	2,136	9,095
Deposits, restricted cash and investments	2,070	65

Cash used for investing activities	(68,731)	(32,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	475,000	310,000
Repayments of notes payable, credit facilities and capital leases	(325,640)	(225,849)
Purchases of Class A common stock	(182,750)	(499,013)
Proceeds from stock options, warrants and stock purchase plan	11,644	46,845
Deferred financing costs and other financing activities	(3,395)	(5,137)

Cash used for financing activities	(25,141)	(373,154)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	88,510	(234,113)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	33,123	281,264

CASH AND CASH EQUIVALENTS, END OF PERIOD	$121,633	$47,151

CASH PAID FOR INCOME TAXES	$11,720	$4,547

CASH PAID FOR INTEREST	$46,300	$39,793

See notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.	Description of Business, Basis of Presentation and Accounting Policies

American Tower Corporation and subsidiaries (collectively, ATC or the Company) is an independent owner, operator and developer of wireless and broadcast communications sites in the United States, Mexico and Brazil. The Company’s primary business is the leasing of antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. The Company also manages rooftop and tower sites for third parties, operates distributed antenna systems within buildings, and provides network development services that support its rental and management operations and the addition of new tenants and equipment on its sites.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Estimated Useful Lives of Assets—During the last half of 2007, the Company undertook a review of the estimated useful lives of its tower assets to determine if it should modify its estimates for asset lives based on its historical operating experience. The Company retained an independent consultant to assist it in completing this review and received a report from the consultant in the first quarter of 2008. Through December 31, 2007, the Company depreciated its towers on a straight-line basis over the shorter of the term of the underlying ground lease (including renewal options) or the estimated useful life of the tower, which the Company had historically estimated to be 15 years. Additionally, certain of the Company’s intangible assets are amortized on a similar basis to the tower assets, as the estimated useful lives of such intangibles correlate to the useful life of the towers.

The Company completed the review of the estimated useful lives of its tower assets in the first quarter of 2008. Based on this review, the Company revised the estimated useful lives of its towers and certain related intangible assets from its historical estimate of 15 years to a revised estimate of 20 years, effective January 1, 2008. The Company accounted for the change in estimated useful lives as a change in estimate under Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections.” The impact of the change in estimate was accounted for prospectively effective January 1, 2008, resulting in a reduction in depreciation and amortization expense of approximately $30.2 million pre-tax and an increase of approximately

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

$18.9 million, net of tax, in net income for the three months ended March 31, 2008. The Company also expects the change in estimate to decrease depreciation and amortization expense for the year ended December 31, 2008 by approximately $120.8 million as compared to the year ended December 31, 2007.

Stock-Based Compensation: Expected Life of Stock Options—As described in note 5, the Company adopted SEC Staff Accounting Bulletin (SAB) No. 110 “Share Based Payment” (SAB No. 110) effective January 1, 2008 and changed the expected life of stock options granted after January 1, 2008.

Restricted Cash—The Company classifies as restricted cash all cash pledged as collateral to secure obligations and all cash whose use is otherwise limited by contractual provisions, including cash on deposit in reserve accounts relating to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 described in note 3 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Short-Term Investments and Available-For-Sale Securities—As of March 31, 2008, short-term investments and available-for-sale securities includes government bonds of approximately $6.1 million with remaining maturities (when purchased) in excess of three months and approximately $0.7 million of available-for-sale securities.

Fair Value Measurements—Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 157 “Fair Value Measurements” (SFAS No. 157) for all financial assets and liabilities, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This statement requires quantitative disclosures about fair value measurements for each major category of assets and liabilities measured at fair value on a recurring and non-recurring basis during a period. SFAS No. 157 was effective for the Company as of January 1, 2008; however, in February 2008, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS No. 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis (that is, at least annually). The adoption had no impact on the condensed consolidated results of operations or financial position included herein, but requires that the Company provide additional required disclosures in the notes to its consolidated financial statements issued after the effective date. For more information see note 7.

Earnings Per Common Share—Basic and Diluted—Basic income from continuing operations per common share for the three months ended March 31, 2008 and 2007 represents income from continuing operations divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share for the three months ended March 31, 2008 and 2007 represents income from continuing operations divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options and warrants as determined under the treasury stock method and upon conversion of the Company’s convertible notes, as determined under the if-converted method. For the three months ended March 31, 2008 and 2007, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 1.2 million and 19.6 million, respectively, and shares issuable upon exercise of the Company’s stock options of 6.4 million and 6.2 million, respectively, as the effect would be anti-dilutive. In addition, for the three months ended March 31, 2008, the weighted average number of common shares outstanding excludes shares issuable upon vesting of the Company’s restricted stock units of 0.2 million, as the effect would be anti-dilutive.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table sets forth basic and diluted income from continuing operations per common share computational data for the three months ended March 31, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Basic weighted average common shares outstanding	397,128	421,627
Dilutive securities:
Stock options, warrants and convertible notes	24,494	17,930

Diluted weighted average common shares outstanding	421,622	439,557

Basic income from continuing operations per common share	$0.11	$0.05

Diluted income from continuing operations per common share	$0.10	$0.05

Total Comprehensive Income—Total comprehensive income for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Total comprehensive income	$34,644	$14,004

Total comprehensive income is comprised of net income, changes in the fair value of available-for-sale securities and derivative instruments and the related reclassification to net income of previously unrealized gains and losses.

Recent Accounting Pronouncements—In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008. The Company does not intend to elect the fair value option allowed under SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R changes the accounting for acquisitions by eliminating the step acquisition model, providing that contingent consideration be recognized at the time of acquisition (instead of being recognized when it is probable), disallowing the capitalization of transaction costs, and changing when restructurings related to acquisitions can be recognized. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company for acquisitions made after the January 1, 2009 effective date. The Company is in the process of evaluating the impact of the adoption of SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS No. 160). SFAS No. 160 establishes consolidating parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company as of January 1, 2009. The Company is in the process of evaluating the impact the adoption of SFAS No. 160 will have on its consolidated results of operations and financial position.

In February 2007, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes disclosure requirements and requires entities to provide enhanced disclosures about how and why entities use derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” and related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009. The Company is in the process of evaluating the impact the adoption of SFAS No. 161 will have on its disclosures.

2.	Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

As of March 31, 2008 and December 31, 2007, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $23.2 million and $23.0 million, respectively. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, the Company is unable to estimate the impact of the amount of such changes, if any, to its recorded uncertain tax positions.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (FIN 48), the Company recorded penalties and tax-related interest expense during the three months ended March 31, 2008 and 2007, of $1.6 million and $1.7 million, respectively, and for the three months ended March 31, 2007, interest income from tax refunds of $1.5 million. As of March 31, 2008 and December 31, 2007, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the condensed consolidated balance sheets was $31.1 million and $30.7 million, respectively.

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

As described in note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company expects to benefit from a worthless stock or bad debt deduction for its investment in Verestar, Inc. (Verestar), which filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. In April 2008, the Bankruptcy Court approved Verestar’s plan of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

liquidation. The Company anticipates that it will record an income tax benefit for these deductions, and it is in the process of quantifying the amount, the impact on and appropriate timing of recognition as it relates to its consolidated financial statements.

3.	Financing Transactions

Term Loan Credit Facility—On March 24, 2008, the Company entered into a Notice of Incremental Facility Commitment with respect to an additional $325.0 million of term loan commitments (Term Loan) pursuant to the Company’s existing $1.25 billion senior unsecured revolving credit facility of American Tower Corporation (Revolving Credit Facility). At closing, the Company received net proceeds of approximately $321.7 million from the Term Loan, which, together with available cash was used to repay $325.0 million of existing indebtedness under the Revolving Credit Facility.

The basis for determining interest rates for the Term Loan is determined at the option of the Company with the margin ranging between 0.50% to 1.50% above the LIBOR rate for LIBOR based borrowings or between 0.00% to 0.50% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings.

The Term Loan contains certain financial ratios and operating covenants and other restrictions applicable to the Company and its subsidiaries designated as restricted subsidiaries on a consolidated basis that are consistent with the Revolving Credit Facility, which are described in note 3 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Any failure to comply with the financial and operating covenants of the Term Loan would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest, becoming immediately due and payable.

The Term Loan lenders include JPMorgan Chase Bank, N.A., Toronto Dominion (Texas) LLC, The Royal Bank of Scotland, plc, Calyon, New York Branch, Bank of Tokyo-Mitsubishi UFJ Trust Company, Union Bank of California, N.A, Morgan Stanley Bank, Mizuho Corporate Bank, Ltd. and Credit Suisse, Cayman Islands Branch. The borrower under the Term Loan is American Tower Corporation. The Term Loan matures on June 8, 2012. All amounts will be due and payable in full at maturity. The Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.

Revolving Credit Facility—During the three months ended March 31, 2008, the Company drew down and repaid amounts under the Revolving Credit Facility in the ordinary course, and also repaid $325.0 million of borrowings under the Revolving Credit Facility using net proceeds from the Term Loan, as discussed above. As of March 31, 2008, the Company had $650.0 million outstanding under its Revolving Credit Facility and had approximately $11.9 million of undrawn letters of credit outstanding.

For more information regarding the Revolving Credit Facility, please see note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Interest Rate Swap Agreements—During the three months ended March 31, 2008, the Company entered into twelve additional interest rate swap agreements to manage exposure to variability in cash flows related to forecasted interest payments under its Revolving Credit Facility and Term Loan. As of March 31, 2008, the Company held fifteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $775.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Stock Repurchase Programs—During the three months ended March 31, 2008, the Company repurchased an aggregate of approximately 4.5 million shares of its Class A common stock for an aggregate of $170.6 million pursuant to its publicly announced stock repurchase programs, as described below.

In February 2007, the Company announced a $1.5 billion stock repurchase program (2007 Buyback), which the Company ended in February 2008. In March 2008, the Company announced a new $1.5 billion stock repurchase program (2008 Buyback), as discussed below. Pursuant to the 2007 Buyback, the Company repurchased 4.3 million shares of its Class A common stock for an aggregate of $163.7 million during the three months ended March 31, 2008, and 31.1 million shares of its Class A common stock for an aggregate of $1.3 billion during the year ended December 31, 2007. As of December 31, 2007, $17.0 million was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets for stock repurchases pursuant to the 2007 Buyback. Under the 2007 Buyback, the Company repurchased a total of 35.3 million shares of its Class A common stock for an aggregate of $1.45 billion.

In March 2008, the Company announced that its Board of Directors approved the 2008 Buyback, pursuant to which the Company is authorized to purchase up to $1.5 billion of its Class A common stock. The Company expects to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under its Revolving Credit Facility and future financing transactions, and purchases under this stock repurchase program are subject to the Company having available cash to fund repurchases. Under the program, the Company is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, the Company makes purchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which allows the Company to repurchase shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. During the three months ended March 31, 2008, pursuant to the 2008 Buyback, the Company repurchased 0.2 million shares of its Class A common stock for an aggregate of $6.8 million, of which $1.1 million was paid in cash prior to March 31, 2008 and $5.7 million was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2008. Between April 1, 2008 and April 28, 2008, the Company repurchased an additional 0.8 million shares of its Class A common stock for an aggregate of $32.9 million. As of April 28, 2008, the Company had repurchased a total of 1.0 million shares of its Class A common stock for an aggregate of $39.7 million pursuant to the 2008 Buyback.

4.	Goodwill and Other Intangible Assets

The Company’s net carrying amount of goodwill was approximately $2.2 billion as of March 31, 2008 and December 31, 2007, all of which related to its rental and management segment. The following table presents summary information about the Company’s intangible assets subject to amortization (in thousands):

	March 31, 2008	December 31, 2007
Acquired customer base and network location intangibles	$1,780,026	$1,760,707
Acquired customer relationship intangible	775,000	775,000
Deferred financing costs	79,192	75,934
Acquired licenses and other intangibles	51,866	53,866

Total	2,686,084	2,665,507
Less accumulated amortization	(1,015,695)	(979,073)

Other intangible assets, net	$1,670,389	$1,686,434

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company amortizes its intangible assets over periods ranging from three to twenty years. Amortization of intangible assets for the three months ended March 31, 2008 was approximately $34.3 million (excluding amortization of deferred financing costs, which is included in interest expense). Based on the revised estimated useful lives of the Company’s towers and related intangible assets effective as of January 1, 2008 described in note 1 above, the Company expects to record amortization expense (excluding amortization of deferred financing costs) of approximately $128.6 million for the year ended December 31, 2008, and $122.1 million, $119.8 million, $116.6 million, $114.8 million and $114.1 million for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

5.	Stock-Based Compensation

The Company recognized stock-based compensation expense during the three months ended March 31, 2008 and 2007 of approximately $16.3 million and $16.7 million, respectively. Stock-based compensation expense for the three months ended March 31, 2007 includes $7.6 million related to the modification of certain stock option awards to revise vesting and exercise terms for certain terminated employees. The Company did not capitalize any stock-based compensation during the three months ended March 31, 2008 and 2007.

Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. In May 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (2007 Plan), which provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. In addition, the Company has outstanding options that were granted under its 1997 Stock Option Plan (1997 Plan) and the SpectraSite, Inc. 2003 Equity Incentive Plan (SpectraSite Plan), which was assumed by the Company in connection with the Company’s merger with SpectraSite, Inc. in August 2005. The 1997 Plan expired in November 2007, and the Company does not intend to grant any additional options under the SpectraSite Plan.

Stock Options—During the three months ended March 31, 2008, the Company granted stock options to purchase 1.6 million shares of its Class A common stock pursuant to the 2007 Plan. Option grants generally vest ratably over various periods, generally four years, and expire ten years from the date of grant.

The following table summarizes the Company’s option activity for the three months ended March 31, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2008	17,392,583	$26.42
Granted	1,588,600	37.73
Exercised	(777,204)	15.82
Cancelled	(182,112)	17.99

Outstanding as of March 31, 2008	18,021,867	$27.91	7.59	$208.7

Exercisable as of March 31, 2008	8,195,149	$21.87	6.44	$143.1

Vested or expected to vest, net of estimated forfeitures, as of March 31, 2008	17,515,315	$27.71	7.56	$206.2

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option pricing model based on the assumptions listed below. For further discussion on the option pricing model and how assumptions are determined, please see note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Key assumptions used to apply this option pricing model for the three months ended March 31, 2008 and 2007 are as follows:

	January 1, 2008 – March 31, 2008	January 1, 2007 – March 31, 2007
Range of risk-free interest rate	1.88% - 2.16%	4.47% - 4.51%
Weighted average risk-free interest rate	1.90%	4.47%
Expected life of option grants	4 years	6.25 years
Range of expected volatility of underlying stock price	28.61% - 28.66%	28.06% - 28.11%
Weighted average expected volatility of underlying stock price	28.65%	28.06%
Expected annual dividends	N/A	N/A

In December 2007, the SEC issued SAB No. 110. SAB No. 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107 “Share-Based Payment” (SAB No. 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. SAB No. 110 allows companies, under certain circumstances, to use the simplified method beyond December 31, 2007. Prior to the adoption of SAB No. 110, the Company used the simplified method under SAB No. 107 since July 1, 2005 to determine the 6.25 year expected life of its stock options. In connection with the January 1, 2008 adoption of SFAS No. 110, the Company reexamined its historical pattern of option exercises in an effort to determine if there were any discernable patterns of employee activity. The expected life computation is now based on historical exercise patterns and post-vesting termination behavior within the employee population. Based on its examination, the Company determined that the expected life of its stock options should be reduced in accordance with SAB No. 110. Accordingly, the impact of the adoption of SAB No. 110 resulted in a change in the expected life of options granted after January 1, 2008 to four years.

The weighted average grant date fair value for the stock options granted during the three months ended March 31, 2008 and 2007 was $9.64 and $14.24, respectively. The total fair value of the options vested during the three months ended March 31, 2008 and 2007 was $36.7 million and $25.3 million, respectively. As of March 31, 2008, total unrecognized compensation expense related to unvested stock options was $93.5 million, and that cost is expected to be recognized over a weighted average period of approximately three years. The total intrinsic value for stock options exercised during the three months ended March 31, 2008 and 2007 was $18.1 million and $69.8 million, respectively. The amount of cash received from the exercise of stock options was $11.6 million and $46.7 million during the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, options to purchase approximately 15.2 million, 2.6 million and 0.2 million shares of Class A common stock remained outstanding under the 1997 Plan, the 2007 Plan and the SpectraSite Plan, respectively.

Restricted Stock Units—During the three months ended March 31, 2008, the Company granted restricted stock units with respect to 1.2 million shares of its Class A common stock pursuant to the 2007 Plan. Restricted stock units generally vest ratably over various periods, generally four years. The Company recognizes the expense associated with the units over the vesting term. The expense is based on the fair market value of the units awarded at the date of grant, times the number of shares subject to the units awarded.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2008:

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2008	—	—
Granted	1,186,535	$37.70
Vested	(11,440)	37.70
Cancelled	(6,260)	37.70

Outstanding as of March 31, 2008	1,168,835	$37.70

Vested or expected to vest, net of estimated forfeitures, as of March 31, 2008	1,076,757	$37.70

During the three months ended March 31, 2008, the total fair value of the restricted stock units that vested during the three months ended March 31, 2008 was $0.4 million. As of March 31, 2008, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan was $39.7 million, and that cost is expected to be recognized over a weighted average period of approximately four years.

As of March 31, 2008, the Company had the ability to grant stock-based awards with respect to an aggregate of 26.2 million shares of the Company’s Class A common stock under the 2007 Plan.

Employee Stock Purchase Plan—The Company also maintains an employee stock purchase plan (ESPP) for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year, and accordingly, no shares were purchased by employees during the three months ended March 31, 2008 and 2007. The fair value for the ESPP shares purchased during the December 2007 and December 2006 offering periods was $10.03 and $8.62, respectively.

Key assumptions used to apply the Black-Scholes pricing model for the three months ended March 31, 2008 and 2007 for the December 2007 and 2006 offering periods, respectively, are as follows:

Weighted Average Assumption	December 2007 Offering	December 2006 Offering
Approximate risk-free interest rate	3.28%	5.05%
Expected life of the shares	6 months	6 months
Expected volatility of underlying stock price	27.85%	28.74%
Expected annual dividends	N/A	N/A

6.	Business Segments

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The accounting policies applied in compiling segment information below are similar to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In evaluating financial performance, management focuses on segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and impairments and net loss on sale of long-lived assets. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the rental and management segment operating profit and segment gross margin also include interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other (expense) income, minority interest in net earnings of subsidiaries, income on equity method investments, income taxes and discontinued operations.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2008 and 2007 is shown in the table below. The Other column below represents amounts excluded from specific segments, such as stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; impairments, and net loss on sale of long-lived assets; interest income; interest expense; loss on retirement of long-term obligations; and other (expense) income, as well as reconciles segment operating profit to income before income taxes, minority interest and income on equity method investments.

Three months ended March 31,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2008
Segment revenues	$373,983	$8,201		$382,184
Segment operating expenses	86,931	3,627		90,558
Interest income, TV Azteca, net	3,541

Segment gross margin	290,593	4,574		295,167

Segment selling, general, administrative and development expenses	16,386	1,312		17,698

Segment operating profit	$274,207	$3,262		$277,469

Other selling, general, administrative and development expense			$31,211	31,211
Depreciation, amortization and accretion	94,962	641	1,469	97,072
Other expenses (principally interest expense)			66,143	66,143

Income before income taxes, minority interest and income on equity method investments				$83,043

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Three months ended March 31,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2007
Segment revenues	$346,029	$6,445		$352,474
Segment operating expenses	83,761	3,522		87,283
Interest income, TV Azteca, net	3,498			3,498

Segment gross margin	265,766	2,923		268,689

Segment selling, general, administrative and development expenses	16,147	1,062		17,209

Segment operating profit	$249,619	$1,861		$251,480

Other selling, general, administrative and development expense			$31,434	31,434
Depreciation, amortization and accretion	$128,244	$516	1,434	130,194
Other expenses (principally interest expense)			51,055	51,055

Income before income taxes, minority interest and income on equity method investments				$38,797

7.	Fair Value Measurements

As discussed in note 1 above, effective January 1, 2008, the Company adopted SFAS No. 157, which provides a framework for measuring fair value under generally accepted accounting principles. The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

Level 1	Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company’s Level 1 assets consist of available-for-sale securities traded on active markets as well as certain Brazilian Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 liabilities consist of interest rate swap agreements based on the LIBOR swap rate whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company does not have any Level 3 assets or liabilities.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of March 31, 2008:

	March 31, 2008
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments and available-for-sale securities	$6,802			$6,802

Liabilities:
Interest rate swap agreements		$13,819		$13,819

The fair value of the Company’s interest rate swap agreements is included in other long-term liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2008. Fair valuations of the Company’s interest rate swap agreements reflect the value of the instrument including the values associated with counterparty risk. With the issuance of SFAS No. 157, these values must also take into account the Company’s own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Effective January 1, 2008, the Company updated its fair value methodology to include the impact of both the counterparty’s and its own credit standing.

8.	Commitments and Contingencies

Legal and Governmental Proceedings Related to Review of Stock Option Granting Practices and Related Accounting—During the year ended December 31, 2006, the Company received a letter of informal inquiry from the SEC Division of Enforcement, a subpoena from the United States Attorney’s Office for the Eastern District of New York, and an Information Document Request from the Internal Revenue Service (IRS), each requesting documents related to Company stock option grants and stock option practices. In addition, in August 2007, the Company received a request for information from the Department of Labor (DOL) with respect to the Company’s retirement savings plan, including documents related to Company stock option grants and the Company’s historic stock option administrative practices. The Company continues to cooperate with each of the SEC, the U.S. Attorney’s Office, the IRS and the DOL to provide the requested information and documents. For more information, see note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company is subject to a securities class action relating to its historical stock option granting practices and related accounting. On May 26, 2006, a securities class action was filed in United States District Court for the District of Massachusetts against the Company and certain of its current officers by John S. Greenebaum for monetary relief. Specifically, the complaint named the Company, James D. Taiclet, Jr. and Bradley E. Singer as defendants and alleged that the defendants violated federal securities laws in connection with public statements made relating to the Company’s stock option practices and related accounting. The complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In December 2006, the court appointed the Steamship Trade Association-International Longshoreman’s Association Pension Fund as the lead plaintiff. In March 2007, plaintiffs filed an amended consolidated complaint, which included additional current and former officers and directors of the Company as defendants. In December 2007, the Company announced that it had reached a settlement in principle regarding the securities class action. The settlement, which was preliminarily approved by the court in February 2008, provides for a payment by the Company of $14.0 million and would lead to a dismissal of all claims against all defendants in the litigation. The Company paid $250,000 of the settlement amount to an escrow account controlled by the plaintiffs during the quarter ended March 31, 2008. In April 2008, the Company paid the remaining settlement amount of $13.8 million into escrow and received $12.5 million in insurance proceeds.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

On May 24, 2006 and June 14, 2006, two shareholder derivative lawsuits were filed in Suffolk County Superior Court in Massachusetts by Eric Johnston and Robert L. Garber, respectively. The lawsuits were filed against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties and unjust enrichment in connection with the Company’s historical stock option granting practices. The lawsuits also named the Company as a nominal defendant. The lawsuits sought to recover the damages sustained by the Company and disgorgement of all profits received with respect to the alleged backdated stock options. In October 2006, these two lawsuits were consolidated, and in October 2007, the court dismissed the complaint, without leave to amend, due to the plaintiffs’ failure to make a demand upon the Company’s Board of Directors before initiating their lawsuits. In December 2007, the plaintiffs filed an appeal of that decision, which the Company is opposing. Additionally, in April 2008, the Company filed a motion to dismiss the appeal as moot.

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

AT&T Transaction—SpectraSite entered into an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (AT&T), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the Company’s securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SpectraSite has the option to purchase the sites subject to the lease or sublease upon their expiration. Each of the towers is assigned into an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $349.4 million as of March 31, 2008, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by SpectraSite at the expiration of the lease or sublease, AT&T has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL Communications, Inc. (ALLTEL) to acquire communications towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

purchase these towers at the expiration of the sublease period, which will occur between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the sublease period. The aggregate purchase option price for the subleased towers was approximately $60.1 million as of March 31, 2008. At ALLTEL’s option, at the expiration of the sublease period the purchase price will be payable in cash or with 769 shares of the Company’s Class A common stock per tower.

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

9.	Subsequent Events

3.25% Convertible Notes Conversions—Subsequent to March 31, 2008, the Company issued 1,115,452 shares of its Class A common stock upon conversion of approximately $13.6 million principal amount of the Company’s 3.25% convertible notes due August 1, 2010 (3.25% Notes). Pursuant to the terms of the indenture, the holders of the 3.25% Notes are entitled to receive 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversions, the Company paid the holder an aggregate of approximately $0.2 million, calculated based on the discounted value of the future interest payments on the notes. As of April 28, 2008, $4.7 million principal amount of 3.25% Notes remained outstanding.

International Expansion Initiatives—Subsequent to March 31, 2008, the Company entered into a build-to-suit agreement with a carrier in India to build approximately 200 tower sites. In connection with the agreement, the Company anticipates incurring additional capital expenditures of approximately $15.0 million and expects to complete the construction of the sites by the end of 2008.

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

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” beginning on page 26 and our Annual Report on Form 10-K for the year ended December 31, 2007, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a leading wireless and broadcast communications infrastructure company with a portfolio of over 23,000 communications sites, including wireless communications towers, broadcast communications towers and distributed antenna systems. Our portfolio of wireless and broadcast tower sites consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of March 31, 2008, approximately 19,500 tower sites in the United States and approximately 3,500 in Mexico and Brazil. Our portfolio also includes approximately 150 in-building distributed antenna systems that we operate in malls and casino/hotel resorts in the United States. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for third parties in the United States, Mexico and Brazil. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. This segment of our business, which we refer to as our rental and management segment, accounted for approximately 98% of our total revenues for the three months ended March 31, 2008.

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

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment gross margin and segment operating profit as a means to measure operating performance in these business segments. We define segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and impairments and net loss on sale of long-lived assets. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the rental and management segment also include interest income, TV

Azteca, net (see note 6 to our condensed consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other (expense) income, minority interest in net earnings of subsidiaries, income on equity method investments, income taxes and discontinued operations.

Results of Operations

Three Months Ended March 31, 2008 and 2007 (dollars in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2008	2007
REVENUES:
Rental and management	$373,983	$346,029	$27,954	8%
Network development services	8,201	6,445	1,756	27

Total revenues	382,184	352,474	29,710	8

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	86,931	83,761	3,170	4
Network development services	3,627	3,522	105	3
Depreciation, amortization and accretion	97,072	130,194	(33,122)	(25)
Selling, general, administrative and development expense (including stock-based compensation expense of $16,264 and $16,667, respectively)	48,909	48,643	266	1
Impairments and net loss on sale of long-lived assets	789	244	545	223

Total operating expenses	237,328	266,364	(29,036)	(11)

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	3,541	3,498	43	1
Interest income	963	3,617	(2,654)	(73)
Interest expense	(65,514)	(53,274)	12,240	23
Loss on retirement of long-term obligations	(25)	(4,152)	(4,127)	(99)
Other (expense) income	(778)	2,998	(3,776)	(126)
Income tax provision	(40,801)	(17,631)	23,170	131
Minority interest in net earnings of subsidiaries	(73)	(88)	(15)	(17)
Income on equity method investments	5	2	3	150
(Loss) income from discontinued operations, net	(19)	1,148	(1,167)	(102)

Net income	$42,155	$22,228	$19,927	90

Total Revenues

Total revenues for the three months ended March 31, 2008 were $382.2 million, an increase of $29.7 million from the three months ended March 31, 2007. Approximately $28.0 million of the increase was attributable to an increase in rental and management revenue. The balance of the increase resulted from an increase in network development services revenue of $1.8 million.

Rental and Management Revenue

Rental and management revenue for the three months ended March 31, 2008 was $374.0 million, an increase of $28.0 million from the three months ended March 31, 2007. Approximately $23.3 million of the increase resulted from incremental revenue generated by communications sites that existed during the entire period between January 1, 2007 and March 31, 2008, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators, net of straight-line accounting treatment and favorable currency exchange rates. The net effect of straight-line revenue for the three months ended March 31, 2008 resulted in a $5.2 million decrease from the prior year period. Approximately $4.7 million of the increase resulted from approximately 730 communications sites acquired and/or constructed subsequent to January 1, 2007. We believe that our rental and management revenue will grow as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless service providers.

Network Development Services Revenue

Network development services revenue for the three months ended March 31, 2008 was $8.2 million, an increase of $1.8 million from the three months ended March 31, 2007. This increase was primarily attributable to revenues generated from our site acquisition, zoning and permitting services. As we continue to focus on and grow our site leasing business, however, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2008 were $237.3 million, a decrease of $29.0 million from the three months ended March 31, 2007. The decrease was primarily attributable to a decrease in depreciation, amortization and accretion expense of $33.1 million. This decrease was partially offset by an increase in expenses within our rental and management segment of $3.2 million, an increase in impairments and net loss on sale of long-lived assets of $0.5 million, an increase in selling, general, administrative and development expense of $0.3 million and an increase in expenses within our network development services segment of $0.1 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the three months ended March 31, 2008 was $86.9 million, an increase of $3.2 million from the three months ended March 31, 2007. The increase was the result of an approximately $1.8 million increase in expenses attributable to communications sites which existed during the period between January 1, 2007 and March 31, 2008 and a $1.4 million increase in expenses related to approximately 730 sites acquired and/or constructed subsequent to January 1, 2007.

Rental and management segment gross margin for the three months ended March 31, 2008 was $290.6 million, an increase of $24.8 million from the three months ended March 31, 2007. The increase primarily resulted from additional rental and management revenue described above.

Rental and management segment operating profit for the three months ended March 31, 2008 was $274.2 million, an increase of $24.6 million from the three months ended March 31, 2007. This was comprised of the $24.8 million increase in rental and management segment gross margin described above, net of an increase of approximately $0.2 million in selling, general, administrative and development expenses related to the rental and management segment.

Network Development Services Expense

Network development services expense for the three months ended March 31, 2008 was $3.6 million, an increase of $0.1 million from the three months ended March 31, 2007. The increase correlates to the growth in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion for the three months ended March 31, 2008 was $97.1 million, a decrease of $33.1 million from the three months ended March 31, 2007. The decrease was primarily due to our revision of the estimated useful lives of our towers and certain related intangible assets from our historical estimate of 15 years to a revised estimate of 20 years. This change was based on a review that we completed in the first quarter of 2008 and the impact of the change in estimate was accounted for prospectively effective January 1, 2008. We expect the change in estimate to result in a decrease of approximately $120.8 million in depreciation and amortization expense for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the three months ended March 31, 2008 was $48.9 million, an increase of $0.3 million from the three months ended March 31, 2007. The increase was primarily attributable to an increase in information technology spending and employee compensation expenses other than stock-based compensation expense. These increases were offset by a $2.2 million decrease in costs associated with the review of our historical stock option granting practices and related legal and governmental proceedings, and other related costs.

Interest Expense

Interest expense for the three months ended March 31, 2008 was $65.5 million, an increase of $12.2 million from the three months ended March 31, 2007. The increase was primarily attributable to an increase in average outstanding debt of approximately $839.2 million, partially offset by a decrease in average borrowing rates. The increase in average borrowings and decrease in average borrowing rates were the result of the debt financing activities described in note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Loss on Retirement of Long-Term Obligations

Loss on retirement of long-term obligations for the three months ended March 31, 2008 was less than $0.1 million, a decrease of $4.1 million from the three months ended March 31, 2007.

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

Other (Expense) Income

Other expense for the three months ended March 31, 2008 was $0.8 million, as compared to $3.0 million of other income for the three months ended March 31, 2007. The change was primarily attributable to a $4.1 million gain from the sale of available for sale securities during the three months ended March 31, 2007.

Income Tax Provision

The income tax provision for the three months ended March 31, 2008 was $40.8 million, as compared to a provision of $17.6 million for the three months ended March 31, 2007. The effective tax rate was 49.1% for the three months ended March 31, 2008, as compared to an effective tax rate of 45.4% for the three months ended March 31, 2007.

The effective tax rate on income from continuing operations for the three months ended March 31, 2008 differs from the federal statutory rate primarily due to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes. The effective tax rate on income from continuing operations for the three months ended March 31, 2007 differs from the federal statutory rate due primarily to adjustments to foreign items, non-deductible losses on conversions of our 3.25% Notes and state taxes.

As described in note 9 to the consolidated financial statements included our Annual Report on Form 10-K for the year ended December 31, 2007, we expect to benefit from a worthless stock or bad debt deduction for our investment in Verestar, Inc. (“Verestar”), which filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. In April 2008, the Bankruptcy Court approved Verestar’s plan of liquidation. We anticipate that we will record an income tax benefit for these deductions, and we are in the process of quantifying the amount, the impact on and appropriate timing of recognition as it relates to our consolidated financial statements.

Loss from Discontinued Operations, Net

Loss from discontinued operations, net for the three months ended March 31, 2008 was less than $0.1 million, as compared to $1.1 million of income from discontinued operations for the three months ended March 31, 2007. The income from discontinued operations for the three months ended March 31, 2007, primarily resulted from the resolution of litigation items that were settled for less than their original estimates.

Liquidity and Capital Resources

The information in this section updates as of March 31, 2008 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2007 and should be read in conjunction with that report.

As of March 31, 2008, we had total outstanding indebtedness of approximately $4.4 billion. During the three months ended March 31, 2008 and the year ended December 31, 2007, we generated sufficient cash flows from operations to fund our capital expenditures and cash interest obligations. We believe our cash generated by operations for the year ended December 31, 2008 also will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for the next 12 months.

The following table summarizes our borrowings under our credit facilities and the principal balance outstanding under our notes and the certificates issued in our securitization transaction (in thousands):

Indebtedness	Principal Balance Outstanding*	Maturity Date
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	April 15, 2014	**
Revolving credit facility	650,000	June 8, 2012
Term loan	325,000	June 8, 2012
7.25% senior subordinated notes	288	December 1, 2011
7.50% senior notes	225,000	May 1, 2012
7.125% senior notes	500,000	October 15, 2012
7.00% senior notes	500,000	October 15, 2017
5.0% convertible notes	59,683	February 15, 2010
3.25% convertible notes	4,698	August 1, 2010
3.00% convertible notes	344,974	August 15, 2012
2.25% convertible notes	45	October 15, 2009

Total	$4,359,688

*	Reflects the principal balance outstanding as of March 31, 2008, as adjusted for the conversion in April 2008 of $13.6 million principal amount of 3.25% convertible notes due August 1, 2010 (“3.25% Notes”) by a holder thereof into 1.1 million shares of Class A common stock, as described in further detail below under “—Refinancing and Repurchases of Debt.”
**	Anticipated repayment date; final legal maturity date is April 2037.

Uses of Cash

Stock Repurchase Programs.    During the three months ended March 31, 2008, we repurchased an aggregate of approximately 4.5 million shares of our Class A common stock for an aggregate of $170.6 million pursuant to our publicly announced stock repurchase programs.

In February 2007, we announced a $1.5 billion stock repurchase program (the “2007 Buyback”), which we ended in February 2008. In March 2008, we announced a new $1.5 billion stock repurchase program (the “2008 Buyback”), as discussed below. Pursuant to the 2007 Buyback, we repurchased 4.3 million shares of our Class A common stock for an aggregate of $163.7 million during the three months ended March 31, 2008. Under the 2007 Buyback, we repurchased a total of 35.3 million shares of our Class A common stock for an aggregate of $1.45 billion.

In March 2008, we announced that our Board of Directors approved the 2008 Buyback pursuant to which we intend to repurchase up to $1.5 billion of our Class A common stock. We expect to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under our existing $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and future financing transactions, and purchases under this stock repurchase program are subject to us having available cash to fund repurchases. Pursuant to the 2008 Buyback, we repurchased 0.2 million shares of our Class A common stock for an aggregate of $6.8 million during the three months ended March 31, 2008. Between April 1, 2008 and April 28, 2008, we repurchased an additional 0.8 million shares of our Class A common stock for an aggregate of $32.9 million. As of April 28, 2008, we had repurchased a total of 1.0 million shares of our Class A common stock for an aggregate of $39.7 million pursuant to the 2008 Buyback.

For more information regarding our stock repurchase programs, please see “Unregistered Sales of Equity Securities and Use of Proceeds” below, note 3 to our condensed consolidated financial statements herein, and note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Tower Improvements, Tower Construction and In-Building System Installation, and Tower and Land Acquisition.    During the three months ended March 31, 2008, payments for purchases of property and equipment and construction activities totaled $44.6 million. In addition, during the three months ended March 31, 2008, we spent $28.3 million to acquire 244 towers. We plan to continue to allocate our available capital among investment alternatives that meet our return criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our investment criteria. We anticipate that we will construct approximately 300 to 400 new sites, including towers and in-building systems, in the United States, Mexico and Brazil in 2008. Subsequent to March 31, 2008, we entered into a build-to-suit agreement with a carrier in India to build approximately 200 tower sites. In connection with the agreement, we anticipate incurring additional capital expenditures of approximately $15.0 million and expect to complete the construction of the sites by the end of 2008. We expect that our 2008 total capital expenditures will be between approximately $200.0 million and $230.0 million.

Refinancing and Repurchases of Debt.    In order to extend the maturity dates of our indebtedness, lower our cost of debt and improve our financial flexibility, we use our available liquidity and seek new sources of liquidity to refinance and repurchase our outstanding indebtedness. During the three months ended March 31, 2008, we entered into a Notice of Incremental Facility Commitment with respect to an additional $325.0 million of term loan commitments (“Term Loan”) pursuant to our Revolving Credit Facility, and used the net proceeds, together with available cash, to repay $325.0 million of existing indebtedness under the Revolving Credit Facility. For more information about our financing activities, see “—Refinancing Activities and Repurchases of Debt” below.

Contractual Obligations.    Our contractual obligations relate primarily to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in our May 2007 securitization transaction, borrowings under our

Revolving Credit Facility and Term Loan and our outstanding notes. We included a table of our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2007. Since December 31, 2007, we refinanced a portion of our outstanding debt, as discussed below under “—Refinancing Activities and Repurchases of Debt.”

A description of our contractual debt obligations is included in Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” as well as in note 3 to our condensed consolidated financial statements. As discussed in note 1 to condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”) during the year ended December 31, 2007, which resulted in the classification of uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $30.2 million as other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2008. We also classified approximately $31.1 million of accrued income tax-related interest and penalties as other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2008.

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

With regard to the indentures for our 7.50% senior notes due 2012 (“7.50% Notes”) and 7.125% senior notes due 2102 (“7.125% Notes”) (which generally contain more restrictions than the loan agreement for the Revolving Credit Facility and Term Loan or the indenture for our 7.00% senior unsecured notes due 2017 (“7.00% Notes”)), most of our operating subsidiaries other than SpectraSite are designated as restricted subsidiaries. This means, among other things, that those subsidiaries, like American Tower Corporation itself, are subject to those indentures’ restrictions on the amount of cash that they can distribute to unrestricted subsidiaries or otherwise pay out of the restricted group. In addition, while SpectraSite and its subsidiaries are classified as unrestricted subsidiaries under the indentures for our 7.50% Notes and 7.125% Notes, certain of SpectraSite’s subsidiaries are subject to restrictions on the amount of cash that they can distribute to us under the loan agreement for the securitization transaction.

Total Liquidity at March 31, 2008.    As of March 31, 2008, we had approximately $709.7 million of total liquidity, comprised of approximately $121.6 million in cash and cash equivalents and the ability to borrow approximately $588.1 million under our Revolving Credit Facility.

Cash Generated by Operations.    For the three months ended March 31, 2008, our cash provided by operating activities was $182.4 million, compared to $171.4 million for the same period in 2007. Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2008 in excess of their cash needs for operations and expenditures for tower construction and improvements. (See “—Results of Operations” above.) We expect to use the excess cash generated by operations principally to service our debt and to fund capital expenditures and repurchases of our Class A common stock.

Revolving Credit Facility.    On June 8, 2007, we refinanced our existing $1.6 billion senior secured credit facilities at the American Tower operating company (“AMT OpCo”) level with the new $1.25 billion Revolving Credit Facility. We borrowed $1.0 billion under the Revolving Credit Facility and together with cash on hand, used the funds to repay all amounts outstanding under the existing AMT OpCo credit facilities plus accrued interest thereon and other costs and expenses related thereto. During the three months ended March 31, 2008, we drew down and repaid amounts under the Revolving Credit Facility in the ordinary course, and also repaid $325.0 million of borrowings under the Revolving Credit Facility using net proceeds from our Term Loan, as discussed below.

As of March 31, 2008, we had $650.0 million outstanding under our Revolving Credit Facility, approximately $11.9 million of undrawn letters of credit outstanding and the ability to borrow approximately $588.1 million.

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

For more information regarding our Revolving Credit Facility, please see note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Proceeds from the Sale of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan, upon exercise of stock options granted under our equity incentive plans and upon exercise of warrants to purchase our equity securities. For the three months ended March 31, 2008, we received an aggregate of $11.6 million in proceeds from sales of shares of our Class A common stock pursuant to our employee stock purchase plan and exercises of stock options and warrants.

Refinancing Activities and Repurchases of Debt

Term Loan Credit Facility.    On March 24, 2008, we entered into the new $325.0 million Term Loan. At closing, we received net proceeds of approximately $321.7 million from the Term Loan, which, together with available cash was used to repay $325.0 million of existing indebtedness under the Revolving Credit Facility. The Term Loan matures on June 8, 2012. All amounts will be due and payable in full at maturity. The Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.

The Term Loan contains certain financial ratios and operating covenants and other restrictions applicable to the Company and its subsidiaries designated as restricted subsidiaries on a consolidated basis that are consistent with the Revolving Credit Facility, which are described in note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Any failure to comply with the financial and operating covenants of the Term Loan would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest, becoming immediately due and payable.

For more information regarding our Term Loan, please see note 3 to our condensed consolidated financial statements herein.

Interest Rate Swap Agreements.    During the three months ended March 31, 2008, we entered into twelve additional interest rate swap agreements to manage exposure to variability in cash flows related to forecasted interest payments under our Revolving Credit Facility and Term Loan. As of March 31, 2008, we held fifteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $775.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011.

3.25% Convertible Notes Conversions.    Subsequent to March 31, 2008, we issued 1,115,452 shares of Class A common stock upon conversion of approximately $13.6 million principal amount of 3.25% convertible notes due August 1, 2010 (“3.25% Notes”). Pursuant to the terms of the indenture, the holders of the 3.25% Notes are entitled to receive 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversions, we paid the holder an aggregate of approximately $0.2 million, calculated based on the discounted value of the future interest payments on the notes. As of April 28, 2008, $4.7 million principal amount of 3.25% Notes remained outstanding.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2007, our liquidity is dependent on our ability to generate cash from operations, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. As discussed above, the loan agreement for our Revolving Credit Facility and Term Loan contains certain financial ratios and operating covenants and other restrictions. In addition, the loan agreement related to our Securitization includes operating covenants and other restrictions, and the indentures governing the terms of our 7.50% Notes and 7.125% Notes contain certain restrictive covenants. The agreements governing the terms of our outstanding indebtedness also contain reporting and information covenants that require us to provide financial and operating information within certain time periods.

If a default occurred under the loan agreement for the Revolving Credit Facility and Term Loan, the loan agreement related to the Securitization, or the indentures for our other debt securities, the maturity dates for our outstanding debt could be accelerated, and we likely would be prohibited from making additional borrowings under the Revolving Credit Facility until we cured the default. If this were to occur, we would not have sufficient cash on hand to repay such indebtedness. The key factors affecting our ability to comply with the debt covenants described above are our financial performance relative to the financial maintenance tests defined in the loan agreement for the Revolving Credit Facility and Term Loan and our ability to fund our debt service obligations. Based upon our current expectations, we believe our operating results will be sufficient to comply with these covenants.

For more information regarding the terms of our outstanding indebtedness, please see note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to income taxes, asset retirement obligations, stock-based compensation, impairment of assets, revenue recognition and estimated useful lives of assets, which we discussed in our Annual Report on Form

10-K for the year ended December 31, 2007. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2008. Of the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007, we have updated our accounting policies and estimates related to estimated useful lives of assets and the expected life of stock options granted after January 1, 2008 in connection with our adoption of SAB No. 110 “Share-Based Payment” (“SAB No. 110”).

Estimated Useful Lives of Assets.    As described in note 1 to our condensed consolidated financial statements included herein, during the last half of 2007, we undertook a review of the estimated useful lives of our tower assets to determine if we should modify our estimates for asset lives based on our historical operating experience. We retained an independent consultant to assist us in completing this review and received a report from the consultant in the first quarter of 2008. Through December 31, 2007, we depreciated our towers on a straight-line basis over the shorter of the term of the underlying ground lease (including renewal options) or the estimated useful life of the tower, which we had historically estimated to be 15 years. Additionally, certain of our intangible assets are amortized on a similar basis to the tower assets, as the estimated useful lives of such intangibles correlate to the useful life of the towers.

We completed the review of the estimated useful lives of our tower assets in the first quarter of 2008. Based on this review, we revised the estimated useful lives of our towers and certain related intangible assets from our historical estimate of 15 years to a revised estimate of 20 years, effective January 1, 2008. We accounted for the change in estimated useful lives as a change in estimate under Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections.” The impact of the change in estimate was accounted for prospectively effective January 1, 2008, resulting in a reduction in depreciation and amortization expense of approximately $30.2 million pre-tax and an increase of approximately $18.9 million, net of tax, in net income for the three months ended March 31, 2008. We also expect the change in estimate to result in a decrease of approximately $120.8 million in depreciation and amortization expense for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Stock-Based Compensation: Expected Life of Stock Options.    As described in note 5 to our condensed consolidated financial statements included herein, we adopted SAB No. 110 effective January 1, 2008 and changed the expected life of stock options granted after January 1, 2008. SAB No. 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107 “Share-Based Payment” (“SAB No. 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. SAB No. 110 allows companies, under certain circumstances, to use the simplified method beyond December 31, 2007. Prior to the adoption of SAB No. 110, we used the simplified method under SAB No. 107 since July 1, 2005 to determine the 6.25 year expected life of our stock options. In connection with the January 1, 2008 adoption of SFAS No. 110, we reexamined our historical pattern of option exercises in an effort to determine if there were any discernable patterns of employee activity. The expected life computation is now based on historical exercise patterns and post-vesting termination behavior within the employee population. Based on our examination, we determined that the expected life of our stock options should be reduced in accordance with SAB No. 110. Accordingly, the impact of the adoption of SAB No. 110 resulted in a change in the expected life of options granted after January 1, 2008 to four years.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This statement requires quantitative disclosures about fair value measurements for each major category of assets and liabilities measured at fair value on a recurring and non-recurring basis during a period. SFAS No. 157 was effective for us as of January 1, 2008; however in February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” (“SFAS No. 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis (that is, at least annually). We adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption had no impact on the condensed consolidated results of operations or financial position included herein, but requires that we provide additional required disclosures in the notes to our consolidated financial statements issued after the effective date.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R changes the accounting for acquisitions specifically eliminating the step acquisition model, changes the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallows the capitalization of transaction costs, changes when restructurings related to acquisitions can be recognized and also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for us for acquisitions made after the January 1, 2009 effective date. We are in the process of evaluating the impact the adoption of SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes consolidating parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for us as of January 1, 2009. We are in the process of evaluating the impact the adoption of SFAS No. 160 will have on our consolidated results of operations and financial position.

In February 2007, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement changes disclosure requirements and requires entities to provide enhanced disclosures about how and why entities use derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” and related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us as of January 1, 2009. We are in the process of evaluating the impact the adoption of SFAS No. 161 will have on our disclosures.

Information Presented Pursuant to the Indentures of our 7.50% Notes and 7.125% Notes

The following table sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our 7.50% Notes and 7.125% Notes. The indentures governing our 7.50% Notes and 7.125% Notes contain restrictive covenants with which we and certain subsidiaries under these indentures must comply. These include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions and make certain investments. Any failure to comply with these covenants would constitute a default, which could result in the acceleration of the principal amount and accrued and unpaid interest on all our outstanding 7.50% Notes and 7.125% Notes. In order for the holders of these notes to assess our compliance with certain of these covenants, the indentures require us to disclose in the periodic reports we file with the SEC our Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow (each as defined in the indentures). Under the indentures, our ability to make certain types of restricted payments is limited by the amount of Adjusted Consolidated Cash Flow that we generate, which is determined based on our Tower Cash Flow and Non-Tower Cash Flow. In addition, the indentures for our 7.50% Notes and 7.125% Notes restrict us from incurring additional debt or issuing certain types of preferred stock if on a pro forma basis the issuance of such debt and preferred stock would cause our consolidated debt to be greater than 7.5 times our Adjusted Consolidated Cash Flow. As of March 31, 2008, the ratio of our consolidated debt to Adjusted Consolidated Cash Flow was approximately 3.8. For more information about the restrictions under our notes indentures, see note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

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

The following table presents Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the applicable notes (in thousands):

Tower Cash Flow, for the three months ended March 31, 2008	$179,762

Consolidated Cash Flow, for the twelve months ended March 31, 2008	$677,770
Less: Tower Cash Flow, for the twelve months ended March 31, 2008	(695,543)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2008	719,048

Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2008	$701,275

Non-tower Cash Flow, for the twelve months ended March 31, 2008	$(50,074)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate swaps. During the three months ended March 31, 2008, we entered into twelve additional interest rate swap agreements and as of March 31, 2008, we held fifteen interest rate swap agreements with an aggregate notional amount of $775.0 million. During the three months ended March 31, 2008, all derivative financial instruments were used for purposes other than trading. During the three months ended March 31, 2008, we drew down and repaid amounts outstanding under the Revolving Credit Facility in the ordinary course and also repaid $325.0 million of borrowings under the Revolving Credit Facility using net proceeds from the $325.0 million Term Loan we entered into in March 2008. As of March 31, 2008, $650.0 million was outstanding under the Revolving Credit Facility and $325.0 million was outstanding under the Term Loan.

The following table provides information as of March 31, 2008 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

Twelve month period ended March 31, 2008

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$1,688	$60,915	$32,350	$306	$1,069,993	$2,293,115	$3,458,367	$3,681,989
Average Interest Rate(a)	5.69%	5.02%	4.55%	7.29%	5.87%	5.97%
Variable Rate Debt(a)					$975,000		$975,000	$945,750

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of March 31, 2008 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2008	2009		2010		2011		2012	Thereafter	Total	Fair Value
Notional Amount		$150,000	(c)							$150,000	$(4,113)
Fixed Rate(b)		3.95%
Notional Amount				$100,000	(d)					$100,000	$(3,883)
Fixed Rate(b)				4.08%
Notional Amount						$525,000	(e)			$525,000	$(5,822)
Fixed Rate(b)						3.11%

(a)	As of March 31, 2008, variable rate debt consists of our Revolving Credit Facility ($650.0 million drawn) included above based on the June 8, 2012 maturity date and our Term Loan ($325.0 million) included above based on the June 8, 2012 maturity date. As of March 31, 2008, fixed rate debt consists of: the Commercial Mortgage Pass-Through Certificates, Series 2007-1 ($1.75 billion); 2.25% convertible notes due 2009 ($0.04 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of March 31, 2008 is $501.9 million); the 5.0% Notes ($59.7 million); the 3.25% Notes ($18.3 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($0.3 million); the 3.00% convertible notes due August 15, 2012 ($345.0 million principal amount due at maturity; the balance as of March 31, 2008 is $344.6 million accreted value); the 7.00% Notes ($500.0 million) and other debt of $60.0 million. Interest on our credit facilities is payable in accordance with the applicable London Interbank Offering Rate (“LIBOR”) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at March 31, 2008 for our credit facilities was 3.93%. For the three months ended March 31, 2008, the weighted average interest rate under our credit facilities was 5.26%
(b)	Represents the weighted-average fixed rate or range of interest based on contractual notional amount as a percentage of total notional amounts in a given year.

(c)	Includes notional amounts of $300,000 that expire in December 2009.
(d)	Includes notional amount of $100,000 that expires in December 2010.
(e)	Includes notional amounts of $525,000 that expire between January and March 2011.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2008, after giving effect to our interest rate swap agreements, was comprised of $150.0 million under our Revolving Credit Facility and $50.0 million under our Term Loan. A 10% increase, or approximately 39 basis points, in current interest rates would have caused an additional pre-tax charge to our net income and an increase in our cash outflows of $0.2 million for the three months ended March 31, 2008.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our foreign operations, including our rental and management segment divisions in Mexico and Brazil. For each of the three months ended March 31, 2008 and 2007, the remeasurement gain from these operations approximated $0.7 million and $0.4 million, respectively.

As of March 31, 2008, we held fifteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $775.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. As disclosed in our Form 10-K for the year ended December 31, 2007, we determined that we had a material weakness in our internal control over financial reporting as of December 31, 2007, because we failed to maintain effective controls over the accounting for income taxes with respect to determining, documenting, tracking and adjusting our deferred tax assets and liabilities on a timely basis. As discussed below, our management is in the process of actively addressing and remediating this material weakness. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008 as a result of our unremediated material weakness.

As a result of this material weakness, during the three months ended December 31, 2007, we recorded adjustments to the income tax provision for amounts that should have been recorded in prior reporting periods. The adjustments were identified in connection with our year-end tax analyses and relate primarily to our cumulative deferred tax assets and liabilities. The principal components of the adjustments resulted from (i) a deferred foreign tax liability from foreign currency fluctuations arising out of certain long-term intercompany loan transactions involving our Brazilian subsidiary and (ii) changes to certain deferred tax assets and liabilities, including those arising out of the discontinued operations of our Verestar subsidiary, which was discontinued in 2002, and deconsolidated upon filing for bankruptcy protection in 2003. To address this control weakness, we performed additional analysis and performed other procedures in order to prepare the unaudited condensed consolidated financial statements in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included herein fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

During the three months ended March 31, 2008, we have begun to undertake actions to remediate the material weakness identified, including the following:

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

Except as otherwise discussed above, there have not been any changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 26, 2006, a securities class action was filed in United States District Court for the District of Massachusetts against us and certain of our current officers by John S. Greenebaum for monetary relief. Specifically, the complaint named us, James D. Taiclet, Jr. and Bradley E. Singer as defendants and alleged that the defendants violated federal securities laws in connection with public statements made relating to our stock option practices and related accounting. The complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In December 2006, the court appointed the Steamship Trade Association-International Longshoreman’s Association Pension Fund as the lead plaintiff. In March 2007, plaintiffs filed an amended consolidated complaint, which included additional current and former officers and directors of the Company as defendants. In December 2007, we announced that we had reached a settlement in principle regarding the securities class action. The settlement, which was preliminarily approved by the court in February 2008, provides for a payment by us of $14.0 million and would lead to a dismissal of all claims against all defendants in the litigation. We paid $250,000 of the settlement amount to an escrow account controlled by the plaintiffs during the quarter ended March 31, 2008. In April 2008, we paid the remaining settlement amount of $13.8 million into escrow and received $12.5 million in insurance proceeds.

On May 24, 2006 and June 14, 2006, two shareholder derivative lawsuits were filed in Suffolk County Superior Court in Massachusetts by Eric Johnston and Robert L. Garber, respectively. The lawsuits were filed against certain of our current and former officers and directors for alleged breaches of fiduciary duties and unjust enrichment in connection with our historical stock option granting practices. The lawsuits also named us as a nominal defendant. The lawsuits sought to recover the damages sustained by us and disgorgement of all profits received with respect to the alleged backdated stock options. In October 2006, these two lawsuits were consolidated, and in October 2007, the court dismissed the complaint, without leave to amend, due to the plaintiffs’ failure to make a demand upon our Board of Directors before initiating their lawsuits. In December 2007, the plaintiffs filed an appeal of that decision, which we are opposing. Additionally, in April 2008, we filed a motion to dismiss the appeal as moot.

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

We periodically become involved in various claims and lawsuits that are incidental to our business. In our Annual Report on Form 10-K for the year ended December 31, 2007, we reported our material legal proceedings. Since the filing of our Annual Report, other than the litigation discussed above, there have been no material developments with respect to any material legal proceedings to which we are a party. In the opinion of management, after consultation with counsel, other than the litigation related to our historical stock option granting practices discussed above and in note 8 to our condensed consolidated financial statements included herein, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

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

We have a substantial amount of indebtedness. As of March 31, 2008, we had approximately $4.4 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. In addition, we draw down our Revolving Credit Facility in the ordinary course, which has the effect of increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

Our substantial leverage could have significant negative consequences on our financial condition and results of operations, including:

•

impairing our ability to meet one or more of the financial ratio covenants contained in our debt agreements or to generate cash sufficient to pay interest or principal, which could result in an acceleration of some or all of our outstanding debt and the loss of towers subject to the securitization transaction in the event that an uncured default occurs;

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

Restrictive covenants in the loan agreement for our Revolving Credit Facility and Term Loan, the indentures governing our debt securities, and the loan agreement related to our securitization transaction could adversely affect our business by limiting flexibility.

The loan agreement for our Revolving Credit Facility and Term Loan and the indentures governing the terms of our debt securities contain restrictive covenants, as well as requirements to comply with certain leverage and other financial maintenance tests. These covenants and requirements limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness and engaging in various types of transactions, including mergers, acquisitions and sales of assets. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities.

In addition, the loan agreement related to our securitization transaction includes operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, our subsidiaries that are borrowers under the loan agreement for the securitization transaction are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. A failure to comply with the covenants in the loan agreement could prevent the borrowers from taking certain actions with respect to the towers subject to the securitization transaction, and could prevent the borrowers from distributing any excess cash from the operation of such towers to us. If the borrowers were to default on the loan, the servicer on the loan could seek to foreclose upon or otherwise convert the ownership of the towers subject to the securitization transaction, in which case we could lose such towers and the revenue associated with such towers.

In addition, reporting and information covenants in our loan agreements and indentures require that we provide financial and operating information within certain time periods. If we are unable to timely provide the required information, we would be in breach of these covenants. For more information regarding the covenants and requirements discussed above, please see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

We have identified a material weakness in our internal control over financial reporting related to accounting for income taxes that, until remediated, could result in a material misstatement in our financial statements.

We identified a material weakness in our internal control over financial reporting as of December 31, 2007, because we failed to maintain effective controls over the accounting for income taxes. We are in the process of actively addressing and remediating this material weakness, but this process will take some time. Accordingly, until we remediate this weakness, this weakness could result in a misstatement of our tax-related accounts that could result in a material misstatement to our interim or annual financial statements. If we are unable to effectively remediate this material weakness and to conclude that our internal control over financial reporting is effective in any future period, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. In addition, we will incur costs and expenses, including the hiring of additional personnel and expanding technical resources in the income tax accounting function, in connection with remediating this material weakness. For more information regarding the material weakness identified, please see Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Management’s Annual Report on Internal Control over Financial Reporting” and notes 2, 9 and 16 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

We could suffer adverse tax and other financial consequences if taxing authorities do not agree with our tax positions, or we are unable to utilize our net operating losses.

As a result of our ability to carry forward U.S. federal and state net operating losses (“NOLs”), the applicable tax years remain open to examination until three years after the applicable loss carryforwards have been used or expired. We are currently subject to a number of tax examinations by taxing authorities in the U.S, Mexico and Brazil for several different tax years. We also have significant deferred tax assets related to these NOLs in U.S. federal and state taxing jurisdictions and in Mexico. We expect that we will continue to be subject to tax examinations in the future. We apply the principles contained in FIN 48 and recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. We believe our judgments in this area are reasonable and correct, but there is no guarantee that we will be successful if challenged by a tax authority. If there are tax benefits that we have recognized under FIN 48 that are challenged successfully by a taxing authority, we may be required to pay additional taxes or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on our results of operations or financial condition.

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

Our business operations in Mexico and Brazil, and our expansion into India and any other international markets in the future, could result in adverse financial consequences and operational problems not experienced in the United States. For the three months ended March 31, 2008, approximately 14% of our consolidated revenues were generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	laws and regulations that restrict repatriation of earnings or other funds;

•	expropriation and governmental regulation restricting foreign ownership;

•	difficulty in recruiting and retaining trained personnel; and

•	language and cultural differences.

In addition, we face risks associated with changes in foreign currency exchange rates, including those arising from our operations, investments and financing transactions related to our international business. While most of the contracts for our operations in Mexico are denominated in the U.S. dollar, many are denominated in the Mexican Peso, and contracts for our operations in Brazil are denominated in the Brazilian Real. We have not historically engaged in significant currency hedging activities relating to our non-U.S. dollar operations, and we may suffer future losses as a result of adverse changes in currency exchange rates.

A substantial portion of our revenue is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. For the three months ended March 31, 2008:

•	Six customers accounted for approximately 69% of our revenues;

•	AT&T Mobility accounted for approximately 20% of our revenues;

•	Sprint Nextel (including Sprint Nextel affiliates) accounted for approximately 20% of our revenues; and

•	Verizon Wireless accounted for approximately 11% of our revenues.

Our largest international customer is Grupo Iusacell, which now controls both Iusacell Celular and Unefon. Grupo Iusacell is under common control with TV Azteca. Grupo Iusacell accounted for approximately 5% of our total revenues for the three months ended March 31, 2008. In addition, for the three months ended March 31, 2008, we received $3.5 million in net interest income from TV Azteca.

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

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state and local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As the owner, lessee or operator of many thousands of real estate sites underlying our towers, we may be liable for substantial costs of remediating soil and groundwater contaminated by hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of or were responsible for the contamination. Many of these laws and regulations contain information reporting and record keeping requirements. We cannot assure you that we are at all times in complete compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The current cost of complying with these laws (including amounts we expect to pay the United States Environmental Protection Agency (“EPA”) pursuant to the Facilities Audit Agreement as described in our Annual Report on Form 10-K for the year ended December 31, 2007) is not material to our financial condition or results of operations. However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to government regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

Our business, and that of our customers, is subject to federal, state, local and foreign regulation, including by the Federal Aviation Administration (“FAA”), the U.S. Federal Communications Commission (“FCC”), the EPA and the Occupational Safety and Health Administration. Both the FCC and the FAA regulate towers used for wireless communications and radio and television broadcasting and the FCC separately regulates transmitting devices operating on towers. Similar regulations exist in Mexico, Brazil and other foreign countries regarding wireless communications and the operation of communications towers. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site, or site upgrades, thereby limiting our ability to respond to customer demands and requirements. Existing regulatory policies may adversely affect the associated timing or cost of such projects and additional regulations may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could adversely affect our operations.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 84% of the communications sites in our portfolio as of March 31, 2008 are located on land we do not own. Approximately 88% of the ground agreements for these sites have a final expiration date of 2017 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse effect on us.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. If we are unable or choose not to exercise our rights to purchase towers under these agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated. For example, our SpectraSite subsidiary has entered into lease or sublease agreements with affiliates of SBC Communications, a predecessor entity to AT&T Mobility, with respect to approximately 2,500 towers pursuant to which SpectraSite has the option to purchase the sites upon the expiration of the lease or sublease beginning in 2013. The aggregate purchase option price for the AT&T Mobility towers was approximately $349.4 million as of March 31, 2008, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In addition, we have entered into a similar agreement with ALLTEL Communications, Inc. (“ALLTEL”) with respect to approximately 1,800 towers, for which we have an option to purchase the sites upon the expiration of the lease or sublease beginning in 2016. The aggregate purchase option price for the ALLTEL towers was approximately $60.1 million as of March 31, 2008, and will accrete at a rate of 3% per year through the expiration of the lease or sublease period. At ALLTEL’s option, at the expiration of the sublease period, the purchase price will be payable in cash or with 769 shares of our Class A common stock per tower. We may not have the required available capital to exercise our right to purchase these or other leased or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our financial results could be adversely affected.

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

In May 2006, we announced that our Board of Directors had established a special committee of independent directors to conduct a review of our stock option granting practices and related accounting. Subsequent to the formation of the special committee, we received an informal letter of inquiry from the SEC, a subpoena from the office of the United States Attorney for the Eastern District of New York, information document requests from the Internal Revenue Service and requests for information from the Department of Labor, each requesting documents and information related to our stock option grants and practices. We are cooperating with these governmental authorities to provide the requested documents and information. These governmental proceedings are ongoing, and the time period necessary to resolve these proceedings is uncertain and could require significant additional management and financial resources. Significant legal and accounting expenses related to these matters have been incurred to date, and we will continue to incur expenses in the future. Depending on the outcomes of these proceedings, we and members of our senior management could be subject to regulatory fines, penalties, enforcement actions or other liability, which could have a material adverse impact on our financial condition and results of operations and liquidity. In addition, as a result of the special committee’s findings, we restated our historical financial statements for certain periods prior to March 31, 2006 to, among other things, record changes for stock-based compensation expense (and related tax effects) relating to certain past stock option grants.

Pending civil litigation relating to our historical stock option granting practices exposes us to risks and uncertainties.

We and certain current and former directors and officers are defendants in a purported federal securities class action and two consolidated shareholder derivative actions relating to our historical stock option granting practices and related accounting. In December 2007, we announced that we had reached a settlement in principle regarding the class action. The settlement, which was preliminarily approved by the court in February 2008, provides for a payment by us of $14 million and would lead to a dismissal of all claims against all defendants in the litigation. We have paid the settlement amount into escrow, and we received $12.5 million in insurance proceeds, however, the settlement will not be final until the court disposes of any objections to, or appeals of, the settlement by members of the plaintiff class. The consolidated shareholder derivative actions filed in Massachusetts state court and in federal district court in Massachusetts were dismissed in October 2007 and February 2008, respectively. The decision of the Massachusetts state court has since been appealed by the plaintiffs. If the appeal is successful or the class action settlement is overturned, then the litigation would continue. In those circumstances, the outcomes of the class action and derivative actions could not be predicted by us with certainty and are dependent upon many factors beyond our control. If these actions are successful, however, they could have a material adverse impact on our financial position, results of operations and liquidity. These matters and any other related lawsuits that may be filed could also result in substantial costs to us and a diversion of our management’s attention and resources, which could have a negative impact on our financial condition and results of operations. For more information regarding the litigation related to our historical stock option granting practices, please see note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, we issued an aggregate of 81,133 shares of our Class A common stock upon the exercise of 12,599 warrants assumed in our merger with SpectraSite, Inc. In August 2005, in connection with the merger, we assumed approximately 1.0 million warrants to purchase shares of SpectraSite, Inc. common stock. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase 7.15 shares of Class A common stock at an exercise price of $32 per warrant. As some of these warrants were exercised pursuant to a cashless net exercise pursuant to the warrant agreement, net proceeds from these warrant exercises were $60,128. The shares were issued in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended, and Section 1145 of the United States Code. No underwriters were engaged in connection with such issuances.

During the three months ended March 31, 2008, we issued an aggregate of 180,232 shares of our Class A common stock upon the exercise of 12,790 warrants. The warrants were originally issued in January 2003 as part of an offering of 808,000 units, each consisting of $1,000 principal amount at maturity of ATI 12.25% senior subordinated discount notes due 2008 and a warrant to purchase 14.0953 shares of our Class A common stock. The warrants have an exercise price of $0.01 per share and will expire on August 1, 2008. These warrants were exercised pursuant to a cashless net exercise pursuant to the warrant agreement, and as a result, there were no net proceeds from these warrant exercises. The shares were issued in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances.

During the three months ended March 31, 2008, we issued an aggregate of 242 shares of our Class A common stock upon conversion of $5,000 principal amount of our 3.00% Notes. Pursuant to the terms of the indenture, holders of the 3.00% convertible notes due August 15, 2012 receive 48.7805 shares of our Class A common stock for every $1,000 principal amount of notes converted. All shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2008, we repurchased 4,455,549 shares of our Class A common stock for an aggregate of $170.6 million pursuant to our publicly announced stock repurchase programs, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(In millions)
January 2008 (1)	2,906,949	$38.17	2,906,949	$105.2
February 2008 (1)	1,376,700	$38.28	1,376,700	$52.5
March 2008 (2)	171,900	$39.62	171,900	$1,493.2

Total First Quarter	4,455,549	$38.28	4,455,549	$1,493.2

(1)	Repurchases pursuant to the $1.5 billion stock repurchase program publicly announced in February 2007 (“2007 Buyback”). The 2007 Buyback ended in February 2008.
(2)	Repurchases pursuant to the $1.5 billion stock repurchase program publicly announced in March 2008 (“2008 Buyback”). Under the 2008 Buyback, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

Since March 31, 2008, we have continued to repurchase shares of our Class A common stock pursuant to our 2008 Buyback. Between April 1, 2008 and April 28, 2008, we repurchased 0.8 million shares of our Class A common stock for an aggregate of $39.7 million pursuant to this program.

ITEM 6.	EXHIBITS.

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: May 8, 2008	By:	/S/ BRADLEY E. SINGER
Bradley E. Singer
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Notice of Incremental Facility Commitment, dated as of March 24, 2008.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

EX-1