Form 10-Q
period 2008-06-30
AMERICAN TOWER CORP /MA/
filed 2008-08-06
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of July 25, 2008, there were 393,942,013 shares of Class A Common Stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART 1.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152,130	$33,123
Restricted cash	51,160	53,684
Short-term investments and available-for-sale securities	11,786	7,224
Accounts receivable, net of allowances	40,774	40,316
Prepaid and other current assets	63,177	71,264
Deferred income taxes	40,124	40,063

Total current assets	359,151	245,674

PROPERTY AND EQUIPMENT, net	3,010,919	3,045,186
GOODWILL	2,188,312	2,188,312
OTHER INTANGIBLE ASSETS, net	1,637,334	1,686,434
DEFERRED INCOME TAXES	519,404	479,854
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	550,420	484,997

TOTAL	$8,265,540	$8,130,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$138,017	$175,464
Accrued interest	30,591	33,702
Current portion of long-term obligations	1,699	1,817
Unearned revenue	108,863	106,395

Total current liabilities	279,170	317,378

LONG-TERM OBLIGATIONS	4,419,017	4,283,467
OTHER LONG-TERM LIABILITIES	539,621	504,178

Total liabilities	5,237,808	5,105,023

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN SUBSIDIARIES	3,231	3,342
STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 1,000,000,000 shares authorized, 456,642,665 and 452,759,969 shares issued, and 396,197,782 and 399,518,542 shares outstanding, respectively	4,566	4,527
Additional paid-in capital	7,856,784	7,772,382
Accumulated deficit	(2,502,432)	(2,703,373)
Accumulated other comprehensive income (loss)	806	(3,626)
Treasury stock (60,444,883 and 53,241,427 shares at cost, respectively)	(2,335,223)	(2,047,818)

Total stockholders’ equity	3,024,501	3,022,092

TOTAL	$8,265,540	$8,130,457

See notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Rental and management	$384,343	$350,775	$758,326	$696,804
Network development services	9,385	7,648	17,586	14,093

Total operating revenues	393,728	358,423	775,912	710,897

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	91,952	85,910	178,883	169,671
Network development services	4,922	4,132	8,549	7,654
Depreciation, amortization and accretion	99,697	131,637	196,769	261,831
Selling, general, administrative and development expense (including stock-based compensation expense of $13,597, $11,546, $29,862 and $28,214, respectively)	41,784	42,063	90,693	90,706
Impairments, net loss on sale of long-lived assets	583	1,385	1,372	1,629

Total operating expenses	238,938	265,127	476,266	531,491

OPERATING INCOME	154,790	93,296	299,646	179,406

OTHER (EXPENSE) INCOME:
Interest income, TV Azteca, net of interest expense of $372, $372, $745 and $745, respectively	3,584	3,584	7,125	7,082
Interest income	979	3,224	1,942	6,841
Interest expense	(62,508)	(58,384)	(128,022)	(111,658)
Loss on retirement of long-term obligations	(211)	(28,908)	(236)	(33,060)
Other (expense) income	(1,326)	13,874	(2,104)	16,872

Total other expense	(59,482)	(66,610)	(121,295)	(113,923)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND INCOME ON EQUITY METHOD INVESTMENTS	95,308	26,686	178,351	65,483
Income tax provision	(44,535)	(14,566)	(85,336)	(32,197)
Minority interest in net earnings of subsidiaries	(98)	(96)	(171)	(184)
Income on equity method investments	8	6	13	8

INCOME FROM CONTINUING OPERATIONS	50,683	12,030	92,857	33,110

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (PROVISION) OF $104,926, $11, $104,938 and $(607), RESPECTIVELY	108,103	(32,021)	108,084	(30,873)

NET INCOME (LOSS)	$158,786	$(19,991)	$200,941	$2,237

NET INCOME (LOSS) PER COMMON SHARE AMOUNTS:
BASIC:
Income from continuing operations	$0.13	$0.03	$0.23	$0.08
Income (loss) from discontinued operations	0.27	(0.08)	0.27	(0.07)

Net income (loss)	$0.40	$(0.05)	$0.51	$0.01

DILUTED:
Income from continuing operations	$0.12	$0.03	$0.23	$0.08
Income (loss) from discontinued operations	0.26	(0.08)	0.26	(0.07)

Net income (loss)	$0.38	$(0.05)	$0.48	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	396,935	417,682	397,031	419,644

DILUTED	421,617	429,846	422,488	435,464

See notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$200,941	$2,237
Stock-based compensation expense	29,862	28,214
Depreciation, amortization and accretion	196,769	261,831
Deferred income taxes related to discontinued operations	(104,938)	607
Other non-cash items reflected in statements of operations	70,574	97,031
Increase in net deferred rent asset	(12,983)	(24,006)
Increase in restricted cash	(1,341)	(21,608)
(Increase) decrease in assets	(5,402)	56,894
Decrease in liabilities	(14,349)	(19,036)

Cash provided by operating activities	359,133	382,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(97,318)	(67,586)
Payments for acquisitions	(32,135)	(13,996)
Proceeds from sale of available-for-sale securities and other long-term assets	2,354	16,281
Deposits, restricted cash and investments	(1,849)	(26,236)

Cash used for investing activities	(128,948)	(91,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Certificates in securitization transaction	—	1,750,000
Borrowings under credit facilities	475,000	1,350,000
Repayments of notes payable, credit facilities and capital leases	(326,326)	(2,611,686)
Purchases of Class A common stock	(296,566)	(913,237)
Proceeds from stock options, warrants and stock purchase plan	40,376	101,863
Deferred financing costs and other financing activities	(3,662)	(35,810)

Cash used for financing activities	(111,178)	(358,870)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	119,007	(68,243)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	33,123	281,264

CASH AND CASH EQUIVALENTS, END OF PERIOD	$152,130	$213,021

CASH PAID FOR INCOME TAXES	$21,806	$14,979

CASH PAID FOR INTEREST	$126,402	$126,134

See notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.	Description of Business, Basis of Presentation and Accounting Policies

American Tower Corporation and subsidiaries (collectively, ATC or the Company) is an independent owner, operator and developer of wireless and broadcast communications sites in the United States, Mexico, Brazil and India. The Company’s primary business is the leasing of antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. The Company also manages rooftop and tower sites for third parties, operates distributed antenna systems, and provides network development services that are complementary to its rental and management operations and that facilitate the addition of new tenants and equipment on its sites.

ATC is a holding company that conducts its operations through its directly and indirectly owned subsidiaries. ATC’s principal United States operating subsidiaries are American Towers, Inc. (ATI) and SpectraSite Communications, LLC (SpectraSite). ATC conducts its international operations through its subsidiary, American Tower International, Inc., which in turn conducts operations through its international operating subsidiaries. The Company’s international operations consist primarily of its operations in Mexico and Brazil, which it conducts in Mexico through ATC Mexico Holding Corp. (ATC Mexico) and in Brazil through ATC South America Holding Corp. (ATC South America).

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

Estimated Useful Lives of Assets—During the second half of 2007, the Company undertook a review of the estimated useful lives of its tower assets to determine if it should modify its estimates for asset lives based on its historical operating experience. The Company retained an independent consultant to assist it in completing this review and received a report from the consultant in the first quarter of 2008. Through December 31, 2007, the Company depreciated its towers on a straight-line basis over the shorter of the term of the underlying ground lease (including renewal options) or the estimated useful life of the tower, which the Company had historically estimated to be 15 years. Additionally, certain of the Company’s intangible assets are amortized on a similar basis to the tower assets, as the estimated useful lives of such intangibles correlate to the useful life of the towers.

The Company completed the review of the estimated useful lives of its tower assets in the first quarter of 2008. Based on this review, the Company revised the estimated useful lives of its towers and certain related intangible assets from its historical estimate of 15 years to a revised estimate of 20 years, effective January 1, 2008. The Company accounted for the change in estimated useful lives as a change in estimate under Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections.” The impact of the change in estimate was accounted for prospectively effective January 1, 2008, which, for the three and six months ended June 30, 2008, resulted in a reduction in depreciation and amortization expense of approximately

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

$30.8 million and $61.0 million, respectively, and an increase in net income, net of tax, of approximately $19.2 million and $38.1 million, respectively. The Company also expects the change in estimate to decrease depreciation and amortization expense for the year ended December 31, 2008 by approximately $122.0 million as compared to the year ended December 31, 2007.

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

Short-Term Investments and Available-For-Sale Securities—As of June 30, 2008, short-term investments and available-for-sale securities includes government bonds of approximately $11.2 million with remaining maturities (when purchased) in excess of three months and approximately $0.6 million of available-for-sale securities.

Fair Value Measurements—Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 157 “Fair Value Measurements” (SFAS No. 157) for all financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This statement requires quantitative disclosures about fair value measurements for each major category of assets and liabilities measured at fair value on a recurring and non-recurring basis during a period. In February 2008, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS No. 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis (that is, at least annually). The adoption had no impact on the condensed consolidated results of operations or financial position included herein, but requires that the Company provide additional required disclosures in the notes to its consolidated financial statements issued after the effective date. For more information see note 7.

Earnings Per Common Share—Basic and Diluted—Basic income from continuing operations per common share for the three and six months ended June 30, 2008 and 2007 represents income from continuing operations divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share for the three and six months ended June 30, 2008 and 2007 represents income from continuing operations divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options and warrants as determined under the treasury stock method and upon conversion of the Company’s convertible notes, as determined under the if-converted method. For the three and six months ended June 30, 2008, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 1.2 million and shares issuable upon exercise of the Company’s stock options of 6.2 million and 6.0 million, respectively, as the effect would be anti-dilutive. For the three and six months ended June 30, 2007, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 18.0 million and 19.0 million, respectively, and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

shares issuable upon exercise of the Company’s stock options of 6.8 million and 7.7 million, respectively, as the effect would be anti-dilutive.

The following table sets forth basic and diluted income from continuing operations per common share computational data for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income from continuing operations	$50,683	$12,030	$92,857	$33,110

Effect of convertible notes	1,606	129	3,328	494

Income available to common shareholders, as adjusted for diluted earnings	$52,289	$12,159	$96,185	$33,604

Basic weighted average common shares outstanding	396,935	417,682	397,031	419,644
Dilutive securities:
Stock options, warrants and convertible notes	24,682	12,164	25,457	15,820

Diluted weighted average common shares outstanding	421,617	429,846	422,488	435,464

Basic income from continuing operations per common share	$0.13	$0.03	$0.23	$0.08

Diluted income from continuing operations per common share	$0.12	$0.03	$0.23	$0.08

Total Comprehensive Income (Loss)—Total comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total comprehensive income (loss)	$170,729	$(24,657)	$205,373	$(10,653)

Total comprehensive income (loss) is comprised of net income (loss) and changes in the fair value of available-for-sale securities and derivative instruments.

Recent Accounting Pronouncements—In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for the Company as of January 1, 2008. The Company did not elect the fair value option allowed under SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes disclosure requirements and requires entities to provide enhanced disclosures about how and why entities use derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” and related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009. The Company is in the process of evaluating the impact the adoption of SFAS No. 161 will have on its disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is in the process of evaluating the impact, if any, the adoption of SFAS No. 162 will have on its consolidated results of operation and financial position.

2.	Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

As of June 30, 2008 and December 31, 2007, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $23.5 million and $23.0 million, respectively. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

2007. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, the Company is unable to estimate the impact of the amount of such changes, if any, to its recorded uncertain tax positions.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (FIN 48), the Company recorded penalties and tax-related interest expense during the three and six months ended June 30, 2008 of $1.7 million and $2.1 million, respectively. The Company recorded penalties and tax-related interest expense during the three and six months ended June 30, 2007 of $1.1 million and $2.8 million, respectively. The Company recognized interest income from tax refunds of $1.5 million for the six months ended June 30, 2007. As of June 30, 2008 and December 31, 2007, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the condensed consolidated balance sheets was $32.8 million and $30.7 million, respectively. In accordance with FIN 48, the Company also recorded a $36.5 million increase in the amount of unrecognized tax benefits related to uncertain tax positions during the three months ended June 30, 2008, which is reflected as a reduction to the deferred income tax asset in the condensed consolidated balance sheets.

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

As described in note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company expected that it would be able to recognize a tax benefit associated with its investment in Verestar, Inc. (Verestar), which filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. In April 2008, the Bankruptcy Court approved Verestar’s plan of liquidation. The Company recorded an income tax benefit of $106.1 million related to losses associated with its investment in Verestar as income from discontinued operations during the three months ended June 30, 2008.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

Revolving Credit Facility—During the six months ended June 30, 2008, the Company drew down and repaid amounts under the Revolving Credit Facility in the ordinary course, and also repaid $325.0 million of borrowings under the Revolving Credit Facility using net proceeds from the Term Loan, as discussed above. As of June 30, 2008, the Company had $650.0 million outstanding under its Revolving Credit Facility and had approximately $6.9 million of undrawn letters of credit outstanding.

For more information regarding the Revolving Credit Facility, please see note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Interest Rate Swap Agreements—During the six months ended June 30, 2008, the Company entered into twelve additional interest rate swap agreements to manage exposure to variability in cash flows related to forecasted interest payments under its Revolving Credit Facility and Term Loan. As of June 30, 2008, the Company held fifteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $775.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011.

Stock Repurchase Programs—During the six months ended June 30, 2008, the Company repurchased an aggregate of approximately 7.2 million shares of its Class A common stock for an aggregate of approximately $285.9 million pursuant to its publicly announced stock repurchase programs, as described below.

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

In March 2008, the Company announced that its Board of Directors approved the 2008 Buyback, pursuant to which the Company is authorized to purchase up to $1.5 billion of its Class A common stock. The Company expects to fund repurchases through a combination of cash on hand, cash provided by operations, borrowings under its Revolving Credit Facility and future financing transactions, and purchases under this stock repurchase program are subject to the Company having available cash to fund repurchases. Under the program, the Company

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, the Company makes purchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which allows the Company to repurchase shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. During the six months ended June 30, 2008, pursuant to the 2008 Buyback, the Company repurchased 2.9 million shares of its Class A common stock for an aggregate of $122.1 million, of which $114.9 million was paid in cash prior to June 30, 2008 and $7.2 million was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2008. Between July 1, 2008 and July 25, 2008, the Company repurchased an additional 2.5 million shares of its Class A common stock for an aggregate of $100.7 million. As of July 25, 2008, the Company had repurchased a total of 5.4 million shares of its Class A common stock for an aggregate of $222.8 million pursuant to the 2008 Buyback.

3.25% Convertible Notes Conversions—During the six months ended June 30, 2008, the Company issued 1,115,452 shares of its Class A common stock upon conversion of approximately $13.6 million principal amount of the Company’s 3.25% convertible notes due August 1, 2010 (3.25% Notes). Pursuant to the terms of the indenture for the 3.25% Notes, the holders of the 3.25% Notes are entitled to receive 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversions, the Company paid the holder an aggregate of approximately $0.2 million, calculated based on the discounted value of the future interest payments on the notes. As of June 30, 2008, $4.7 million principal amount of 3.25% Notes remained outstanding. Subsequent to June 30, 2008, holders of all outstanding 3.25% Notes converted their notes into shares of the Company’s Class A common stock. (See note 9.)

4.	Goodwill and Other Intangible Assets

The Company’s net carrying amount of goodwill was approximately $2.2 billion as of June 30, 2008 and December 31, 2007, all of which related to its rental and management segment. The following table presents summary information about the Company’s intangible assets subject to amortization (in thousands):

	June 30, 2008	December 31, 2007
Acquired customer base and network location intangibles	$1,783,311	$1,760,707
Acquired customer relationship intangible	775,000	775,000
Deferred financing costs	78,840	75,934
Acquired licenses and other intangibles	51,867	53,866

Total	2,689,018	2,665,507
Less accumulated amortization	(1,051,684)	(979,073)

Other intangible assets, net	$1,637,334	$1,686,434

The Company amortizes its intangible assets over periods ranging from three to twenty years. Amortization of intangible assets for the three and six months ended June 30, 2008 was approximately $33.7 million and $68.0 million, respectively (excluding amortization of deferred financing costs, which is included in interest expense). Based on the revised estimated useful lives of the Company’s towers and related intangible assets effective as of January 1, 2008 described in note 1 above, the Company expects to record amortization expense (excluding amortization of deferred financing costs) of approximately $133.4 million for the year ended December 31, 2008, and $125.0 million, $122.7 million, $119.9 million, $118.4 million and $118.1 million for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

5.	Stock-Based Compensation

The Company recognized stock-based compensation expense during the three and six months ended June 30, 2008 of approximately $13.6 million and $29.9 million, respectively, and stock-based compensation expense during the three and six months ended June 30, 2007 of approximately $11.5 million and $28.2 million, respectively. Stock-based compensation expense for the six months ended June 30, 2007 includes $7.6 million related to the modification of certain stock option awards to revise vesting and exercise terms for certain terminated employees. The Company did not capitalize any stock-based compensation during the six months ended June 30, 2008 and 2007.

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

Stock Options—During the six months ended June 30, 2008, the Company granted stock options to purchase 1.6 million shares of its Class A common stock pursuant to the 2007 Plan. Option grants generally vest ratably over various periods, generally four years, and expire ten years from the date of grant.

The following table summarizes the Company’s option activity for the six months ended June 30, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2008	17,392,583	$26.42
Granted	1,599,700	37.78
Exercised	(2,331,631)	17.16
Cancelled	(949,249)	30.64

Outstanding as of June 30, 2008	15,711,403	$28.69	7.44	$215.3

Exercisable as of June 30, 2008	7,045,935	$22.74	6.31	$138.2

Vested or expected to vest, net of estimated forfeitures, as of June 30, 2008	15,270,480	$28.51	7.42	$212.1

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Key assumptions used to apply the Black-Scholes pricing model for the Company’s stock options are as follows:

	January 1, 2008 – June 30, 2008	January 1, 2007 – June 30, 2007
Range of risk-free interest rate	1.88% - 3.05%	4.47% - 4.92%
Weighted average risk-free interest rate	1.90%	4.49%
Expected life of option grants	4.00 years	6.25 years
Range of expected volatility of underlying stock price	28.51% - 28.66%	27.53% - 28.11%
Weighted average expected volatility of underlying stock price	28.65%	28.04%
Expected annual dividends	N/A	N/A

In December 2007, the SEC issued SAB No. 110. SAB No. 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107 “Share-Based Payment” (SAB No. 107), in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R. SAB No. 110 allows companies, under certain circumstances, to use the simplified method beyond December 31, 2007. Prior to the adoption of SAB No. 110, the Company used the simplified method under SAB No. 107 since July 1, 2005 to determine the 6.25 year expected life of its stock options. In connection with the January 1, 2008 adoption of SFAS No. 110, the Company reexamined its historical pattern of option exercises in an effort to determine if there were any discernable patterns of employee activity. The expected life computation is now based on historical exercise patterns and post-vesting termination behavior within the employee population. Based on its examination, the Company determined that the expected life of its stock options should be reduced in accordance with SAB No. 110. Accordingly, the impact of the adoption of SAB No. 110 resulted in a change in the expected life of options granted after January 1, 2008 to four years.

The weighted average grant date fair value for the stock options granted during the three and six months ended June 30, 2008 was $12.27 and $9.66, respectively, and for the three and six months ended June 30, 2007 was $16.59 and $14.36, respectively. The total fair value of the options vested during the six months ended June 30, 2008 and 2007 was $42.0 million and $29.8 million, respectively. As of June 30, 2008, total unrecognized compensation expense related to unvested stock options was $79.2 million, and that cost is expected to be recognized over a weighted average period of approximately two years. The total intrinsic value for stock options exercised during the three and six months ended June 30, 2008 was $39.2 million and $56.9 million, respectively, and for the three and six months ended June 30, 2007 was $52.1 million and $121.9 million, respectively. The amount of cash received from the exercise of stock options was $39.6 million and $100.8 million during the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, options to purchase approximately 13.1 million, 2.5 million and 0.1 million shares of Class A common stock remained outstanding under the 1997 Plan, the 2007 Plan and the SpectraSite Plan, respectively.

Restricted Stock Units—During the six months ended June 30, 2008, the Company granted restricted stock units with respect to 1.2 million shares of its Class A common stock pursuant to the 2007 Plan. Restricted stock units generally vest ratably over various periods, generally four years. The Company recognizes the expense associated with the units over the vesting term. The expense is based on the fair market value of the units awarded at the date of grant, times the number of shares subject to the units awarded.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2008:

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2008	—	—
Granted	1,199,410	$37.78
Vested	(11,440)	37.70
Cancelled	(61,455)	37.73

Outstanding as of June 30, 2008	1,126,515	$37.78

Vested or expected to vest, net of estimated forfeitures, as of June 30, 2008	1,026,866	$37.78

The total fair value of the restricted stock units that vested during the three and six months ended June 30, 2008 was $0.4 million. As of June 30, 2008, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan was $35.7 million, and that cost is expected to be recognized over a weighted average period of approximately four years.

As of June 30, 2008, the Company had the ability to grant stock-based awards with respect to an aggregate of 26.4 million shares of the Company’s Class A common stock under the 2007 Plan.

Employee Stock Purchase Plan—The Company also maintains an employee stock purchase plan (ESPP) for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the six months ended June 30, 2008 and 2007, 25,710 and 28,000 shares, respectively, were purchased by employees under the ESPP. The fair value for the ESPP shares purchased during the June 2008, December 2007, June 2007 and December 2006 offering periods was $9.98, $10.03, $9.71 and $8.62, respectively.

Key assumptions used to apply the Black-Scholes pricing model for the ESPP are as follows:

Weighted Average Assumption	June 2008 Offering	December 2007 Offering	June 2007 Offering	December 2006 Offering
Approximate risk-free interest rate	1.99%	3.28%	4.98%	5.05%
Expected life of the shares	6 months	6 months	6 months	6 months
Expected volatility of underlying stock price	28.51%	27.85%	27.53%	28.74%
Expected annual dividends	N/A	N/A	N/A	N/A

6.    Business Segments

The Company operates in two business segments: rental and management and network development services. The rental and management segment provides for the leasing and subleasing of antenna space on multi-tenant towers and other properties for a diverse range of customers primarily in the wireless communications and broadcast industries. The network development services segment provides third party services that are complementary to the Company’s rental and management operations and that facilitate the addition of new tenants and equipment on the Company’s towers, including site acquisition, zoning, permitting, construction management and structural analysis.

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

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2008 and 2007 is shown in the table below. The Other column below represents amounts excluded from specific segments, such as stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; impairments, and net loss on sale of long-lived assets; interest income; interest expense; loss on retirement of long-term obligations; and other (expense) income, as well as reconciles segment operating profit to income before income taxes, minority interest and income on equity method investments.

Three months ended June 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2008
Segment revenues	$384,343	$9,385		$393,728
Segment operating expenses	91,952	4,922		96,874
Interest income, TV Azteca, net	3,584			3,584

Segment gross margin	295,975	4,463		300,438

Segment selling, general, administrative and development expenses	16,092	880		16,972

Segment operating profit	$279,883	$3,583		283,466

Other selling, general, administrative and development expense			$24,812	24,812
Depreciation, amortization and accretion	$97,123	$611	1,963	99,697
Other expenses (principally interest expense)			63,649	63,649

Income before income taxes, minority interest and income on equity method investments				$95,308

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Three months ended June 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2007
Segment revenues	$350,775	$7,648		$358,423
Segment operating expenses	85,910	4,132		90,042
Interest income, TV Azteca, net	3,584			3,584

Segment gross margin	268,449	3,516		271,965

Segment selling, general, administrative and development expenses	16,816	741		17,557

Segment operating profit	$251,633	$2,775		$254,408

Other selling, general, administrative and development expense			$24,506	24,506
Depreciation, amortization and accretion	$129,447	$538	1,652	131,637
Other expenses (principally interest expense)			71,579	71,579

Income before income taxes, minority interest and income on equity method investments				$26,686

Six months ended June 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2008
Segment revenues	$758,326	$17,586		$775,912
Segment operating expenses	178,883	8,549		187,432
Interest income, TV Azteca, net	7,125			7,125

Segment gross margin	586,568	9,037		595,605

Segment selling, general, administrative and development expenses	32,478	2,193		34,671

Segment operating profit	$554,090	$6,844		560,934

Other selling, general, administrative and development expense			$56,022	56,022
Depreciation, amortization and accretion	$192,147	$1,191	3,431	196,769
Other expenses			129,792	129,792

Income before income taxes, minority interest and income on equity method investments				$178,351

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Six months ended June 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2007
Segment revenues	$696,804	$14,093		$710,897
Segment operating expenses	169,671	7,654		177,325
Interest income, TV Azteca, net	7,082			7,082

Segment gross margin	534,215	6,439		540,654

Segment selling, general, administrative and development expenses	32,963	1,804		34,767

Segment operating profit	$501,252	$4,635		$505,887

Other selling, general, administrative and development expense			$55,939	55,939
Depreciation, amortization and accretion	$257,691	$1,054	3,086	261,831
Other expenses			122,634	122,634

Income before income taxes, minority interest and income on equity method investments				$65,483

7.	Fair Value Measurements

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

Level 1	Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company’s Level 1 assets consist of available-for-sale securities traded on active markets as well as certain Brazilian Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities consist of interest rate swap agreements based on the LIBOR swap rate whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company does not have any Level 3 assets or liabilities.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of June 30, 2008:

	June 30, 2008
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments and available-for-sale securities	$11,786			$11,786
Interest rate swap agreements		$8,625		$8,625

Liabilities:
Interest rate swap agreements		$2,034		$2,034

The fair value of the Company’s interest rate swap agreements recorded as assets is included in notes receivable and other long-term assets, and the fair value of its interest rate swap agreements recorded as liabilities is included in other long-term liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2008. Fair valuations of the Company’s interest rate swap agreements reflect the value of the instrument including the values associated with counterparty risk. With the issuance of SFAS No. 157, these values must also take into account the Company’s own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Effective January 1, 2008, the Company updated its fair value methodology to include the impact of both the counterparty’s and its own credit standing.

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

The Company is subject to a securities class action relating to its historical stock option granting practices and related accounting. On May 26, 2006, a securities class action was filed in United States District Court for the District of Massachusetts against the Company and certain of its current officers by John S. Greenebaum for monetary relief. Specifically, the complaint named the Company, James D. Taiclet, Jr. and Bradley E. Singer as defendants and alleged that the defendants violated federal securities laws in connection with public statements made relating to the Company’s stock option practices and related accounting. The complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In December 2006, the court appointed the Steamship Trade Association-International Longshoreman’s Association Pension Fund as the lead plaintiff. In March 2007, plaintiffs filed an amended consolidated complaint, which included additional current and former officers and directors of the Company as defendants. In December 2007, the Company announced that it had reached a settlement in principle regarding the securities class action. The settlement, which was preliminarily approved by the court in February 2008, provided for a payment by the Company of $14.0 million and would

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

lead to a dismissal of all claims against all defendants in the litigation. The Company paid $250,000 of the settlement amount to an escrow account controlled by the plaintiffs during the quarter ended March 31, 2008. In April 2008, the Company paid the remaining settlement amount of $13.8 million into escrow and received $12.5 million in insurance proceeds. In May 2008, the original plaintiff, Mr. Greenebaum, filed an objection to the settlement. Following a hearing in June 2008, the Court dismissed Mr. Greenebaum’s objection and approved the settlement. In July 2008, Mr. Greenebaum filed an untimely request to opt-out of the settlement class certified by the Court in its orders, which the Company opposed. Additionally, Mr. Greenebaum filed a notice of appeal of the Court’s final order approving the settlement agreement. The members of the plaintiff class will not be entitled to draw the funds until Mr. Greenebaum’s appeal is finally resolved.

On May 24, 2006 and June 14, 2006, two shareholder derivative lawsuits were filed in Suffolk County Superior Court in Massachusetts by Eric Johnston and Robert L. Garber, respectively. The lawsuits were filed against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties and unjust enrichment in connection with the Company’s historical stock option granting practices. The lawsuits also named the Company as a nominal defendant. The lawsuits sought to recover the damages sustained by the Company and disgorgement of all profits received with respect to the alleged backdated stock options. In October 2006, these two lawsuits were consolidated, and in October 2007, the court dismissed the complaint, without leave to amend, due to the plaintiffs’ failure to make a demand upon the Company’s Board of Directors before initiating their lawsuits. In December 2007, the plaintiffs filed an appeal of that decision to the Massachusetts Court of Appeals which the Company is opposing and in April 2008, the Company filed a motion to dismiss the appeal as moot. In June 2008, the Massachusetts Supreme Judicial Court elected, on its own motion, to hear the appeal, which now remains pending.

On June 13, 2006, June 22, 2006 and August 23, 2006, three shareholder derivative lawsuits were filed in United States District Court for the District of Massachusetts by New South Wales Treasury Corporation, as Trustee for the Alpha International Managers Trust, Frank C. Kalil and Don Holland, and Leslie Cramer, respectively. The lawsuits were filed against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties, waste of corporate assets, gross mismanagement and unjust enrichment in connection with the Company’s historical stock option granting practices. The lawsuits also named the Company as a nominal defendant. In December 2006, the court consolidated these three lawsuits and appointed New South Wales Treasury Corporation as the lead plaintiff. In February 2007, the plaintiffs filed an amended consolidated complaint. In February 2008, the court dismissed the complaint due to the plaintiffs’ failure to make a demand on the Company’s Board of Directors before initiating their lawsuits. In December 2007, the plaintiffs also made a demand on the Company’s Board of Directors. In May 2008, a special litigation committee of the Company’s Board of Directors refused the demand, concluding that it would not be in the best interest of the Company’s stockholders to pursue active litigation and that the Company should seek to settle any claims that it may have.

The outcomes of the class action and derivative actions cannot be predicted by the Company with certainty and are dependent upon many factors beyond its control. In the event of an adverse outcome with respect to one or more of these proceedings, these matters could result in a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

AT&T Transaction—SpectraSite entered into an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (AT&T), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the Company’s securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SpectraSite has the option to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

purchase the sites subject to the lease or sublease upon their expiration. Each of the towers is assigned into an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $357.8 million as of June 30, 2008, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by SpectraSite at the expiration of the lease or sublease, AT&T has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL Communications, Inc. (ALLTEL) to acquire communications towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase these towers at the expiration of the sublease period, which will occur between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the sublease period. The aggregate purchase option price for the subleased towers was approximately $60.5 million as of June 30, 2008. At ALLTEL’s option, at the expiration of the sublease period the purchase price will be payable in cash or with 769 shares of the Company’s Class A common stock per tower.

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

3.25% Convertible Notes Redemption—In July 2008, the Company issued a notice for the redemption on August 6, 2008 of all of its outstanding 3.25% Notes. In accordance with the conversion provisions of the 3.25% Notes and the indenture for the 3.25% Notes, holders of the notes had the right at any time until and including, but not after, the close of business on August 5, 2008, to convert their notes into shares of the Company’s Class A common stock at a conversion rate of 81.808 shares of Class A common stock per $1,000 principal amount of notes. Holders of all $4.7 million of the Company’s outstanding 3.25% Notes converted their notes into an aggregate of 384,332 shares of the Company’s Class A common stock prior to redemption. As a result, as of August 6, 2008, none of the 3.25% Notes remained outstanding.

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

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” beginning on page 33 and our Annual Report on Form 10-K for the year ended December 31, 2007, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a leading wireless and broadcast communications infrastructure company with a portfolio of over 23,000 communications sites, including wireless communications towers, broadcast communications towers and distributed antenna systems. We own, operate and develop communications sites in the United States, Mexico, Brazil and India. Our portfolio of wireless and broadcast tower sites consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of June 30, 2008, approximately 19,500 tower sites in the United States and approximately 3,500 in Mexico and Brazil. Our portfolio also includes approximately 160 in-building distributed antenna systems that we operate in malls and casino/hotel resorts in the United States. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for third parties in the United States, Mexico and Brazil. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. This segment of our business, which we refer to as our rental and management segment, accounted for approximately 98% of our total revenues for the three and six months ended June 30, 2008.

Our communications site portfolio provides us with a recurring base of leasing revenues from our existing customers and growth potential due to the capacity to add more tenants and equipment to these sites. Our broad network of communications sites enables us to address the needs of national, regional, local and emerging wireless service providers. Through our network development services segment, we also offer services that are complementary to our site leasing operations and that faciliate the addition of new tenants and equipment on our sites. We intend to capitalize on the increasing use of wireless communications services by actively marketing space available for lease on our existing sites and selectively developing or acquiring new sites that meet our return on investment criteria.

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

Results of Operations

Three Months Ended June 30, 2008 and 2007 (dollars in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)

	2008	2007
REVENUES:
Rental and management	$384,343	$350,775	$33,568	10%
Network development services	9,385	7,648	1,737	23

Total revenues	393,728	358,423	35,305	10

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	91,952	85,910	6,042	7
Network development services	4,922	4,132	790	19
Depreciation, amortization and accretion	99,697	131,637	(31,940)	(24)
Selling, general, administrative and development expense (including stock-based compensation expense of $13,597 and $11,546, respectively)	41,784	42,063	(279)	(1)
Impairments and net loss on sale of long-lived assets	583	1,385	(802)	(58)

Total operating expenses	238,938	265,127	(26,189)	(10)

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	3,584	3,584	—	—
Interest income	979	3,224	(2,245)	(70)
Interest expense	(62,508)	(58,384)	4,124	7
Loss on retirement of long-term obligations	(211)	(28,908)	(28,697)	(99)
Other (expense) income	(1,326)	13,874	(15,200)	(110)
Income tax provision	(44,535)	(14,566)	29,969	216
Minority interest in net earnings of subsidiaries	(98)	(96)	2	2
Income on equity method investments	8	6	2	33

Income from continuing operations	50,683	12,030	38,653
Income (loss) from discontinued operations, net	108,103	(32,021)	140,124

Net income (loss)	$158,786	$(19,991)	$178,777

Total Revenues

Total revenues for the three months ended June 30, 2008 were $393.7 million, an increase of $35.3 million from the three months ended June 30, 2007. Approximately $33.6 million of the increase was attributable to an increase in rental and management revenue, with the remaining portion of the increase attributable to network development services revenue.

Rental and Management Revenue

Rental and management revenue for the three months ended June 30, 2008 was $384.3 million, an increase of $33.6 million from the three months ended June 30, 2007. Approximately $27.8 million of the increase resulted from incremental revenue generated by communications sites that existed during the entire period between April 1, 2007 and June 30, 2008, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators, net of straight-line accounting treatment and favorable foreign currency exchange rates. The net effect of straight-line revenue for the three months ended June 30, 2008 was a $4.6 million decrease from the prior year period. Approximately $5.8 million of the increase resulted from approximately 750 communications sites acquired and/or constructed subsequent to April 1, 2007. We believe that our rental and management revenue will grow as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless service providers.

Network Development Services Revenue

Network development services revenue for the three months ended June 30, 2008 was $9.4 million, an increase of $1.7 million from the three months ended June 30, 2007. This increase was primarily attributable to revenues generated from our site acquisition, zoning and permitting services. As we continue to focus on and grow our site leasing business, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2008 were $238.9 million, a decrease of approximately $26.2 million from the three months ended June 30, 2007. The decrease was primarily attributable to a decrease in depreciation, amortization and accretion expense of $31.9 million, a decrease in impairments and net loss on sale of long-lived assets of $0.8 million and a decrease in selling, general, administrative and development expense of $0.3 million. These decreases were offset by an increase in expenses within our rental and management segment of $6.0 million and an increase in expenses within our network development services segment of $0.8 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the three months ended June 30, 2008 was $92.0 million, an increase of $6.0 million from the three months ended June 30, 2007. The increase was the result of an approximately $4.0 million increase in expenses attributable to communications sites which existed during the period between April 1, 2007 and June 30, 2008 and a $2.0 million increase in expenses related to approximately 750 sites acquired and/or constructed subsequent to April 1, 2007.

Rental and management segment gross margin for the three months ended June 30, 2008 was $296.0 million, an increase of $27.5 million from the three months ended June 30, 2007. The increase primarily resulted from additional rental and management revenue described above.

Rental and management segment operating profit for the three months ended June 30, 2008 was $279.9 million, an increase of $28.3 million from the three months ended June 30, 2007. This was comprised of the $27.5 million increase in rental and management segment gross margin described above, and a decrease of approximately $0.8 million in selling, general, administrative and development expenses related to the rental and management segment.

Network Development Services Expense

Network development services expense for the three months ended June 30, 2008 was $4.9 million, an increase of $0.8 million from the three months ended June 30, 2007. The increase correlates to the growth in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion for the three months ended June 30, 2008 was $99.7 million, a decrease of $31.9 million from the three months ended June 30, 2007. The decrease was primarily due to our revision of the estimated useful lives of our towers and certain related intangible assets from our historical estimate of 15 years to a revised estimate of 20 years. This change was based on a review that we completed in the first quarter of 2008 and the impact of the change in estimate was accounted for prospectively effective January 1, 2008. We expect the change in estimate to result in a decrease of approximately $122.0 million in depreciation and amortization expense for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the three months ended June 30, 2008 was $41.8 million, a decrease of $0.3 million from the three months ended June 30, 2007. The decrease was primarily attributable to a one-time reduction of $3.1 million, partially offset by an increase in expenses related to stock-based compensation and international business development.

Interest Expense

Interest expense for the three months ended June 30, 2008 was $62.5 million, an increase of $4.1 million from the three months ended June 30, 2007. The increase was primarily attributable to an increase in average outstanding debt of approximately $576.9 million, partially offset by a decrease in the average borrowing rate. The increase in average borrowings was the result of the debt financing activities described in note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Loss on Retirement of Long-Term Obligations

Loss on retirement of long-term obligations for the three months ended June 30, 2008 was $0.2 million, a decrease of $28.7 million from the three months ended June 30, 2007.

During the three months ended June 30, 2007, approximately $15.0 million principal amount of 3.25% convertible notes due August 1, 2010 (3.25% Notes) were converted into shares of our Class A common stock. Pursuant to a tender offer and consent solicitation, we repurchased approximately $324.8 million principal amount of ATI 7.25% senior subordinated notes due 2011 (ATI 7.25% Notes) for an aggregate of $349.5 million in cash. We also repaid all amounts outstanding under the two credit facilities of our principal operating subsidiaries and terminated all commitments thereunder. As a result of these transactions, we recorded a charge of $28.9 million related to the amounts paid in excess of carrying value and the write-off of the related deferred financing fees.

Other (Expense) Income

Other expense for the three months ended June 30, 2008 was $1.3 million, as compared to other income of $13.9 million for the three months ended June 30, 2007, representing a decrease of $15.2 million from the prior year period. During the three months ended June 30, 2007, we recorded gains of approximately $5.7 million and $7.8 million from the sale of available for sale securities and the mark to market and subsequent settlement of interest rate swap agreements, respectively.

Income Tax Provision

The income tax provision for the three months ended June 30, 2008 was $44.5 million, as compared to a provision of $14.6 million for the three months ended June 30, 2007, representing an increase of approximately $30.0 million from the prior year period. The effective tax rate was 46.7% for the three months ended June 30, 2008, as compared to an effective tax rate of 54.6% for the three months ended June 30, 2007.

The effective tax rates on income from continuing operations for the three months ended June 30, 2008 and June 30, 2007 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes.

As described in note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, we expected that we would be able to recognize a tax benefit associated with our investment in Verestar, Inc. (“Verestar”), which filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. In April 2008, the Bankruptcy Court approved Verestar’s plan of liquidation. We recorded an income tax benefit of $106.1 million related to losses associated with our investment in Verestar as income from discontinued operations during the three months ended June 30, 2008.

Income (Loss) from Discontinued Operations, Net

Income from discontinued operations, net for the three months ended June 30, 2008 was $108.1 million, as compared to a loss from discontinued operations of $32.0 million for the three months ended June 30, 2007, representing an increase of $140.1 million from the prior year period. During the three months ended June 30, 2008, we recorded an income tax benefit of $106.1 million related to losses associated with our investment in Verestar as income from discontinued operations. During the three months ended June 30, 2007, we recorded a $32.0 million estimated liability associated with the Verestar bankruptcy proceedings equal to the proposed settlement amount, which we paid in November 2007.

Six Months Ended June 30, 2008 and 2007 (dollars in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2008	2007
REVENUES:
Rental and management	$758,326	$696,804	$61,522	9%
Network development services	17,586	14,093	3,493	25

Total revenues	775,912	710,897	65,015	9

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	178,883	169,671	9,212	5
Network development services	8,549	7,654	895	12
Depreciation, amortization and accretion	196,769	261,831	(65,062)	(25)
Selling, general, administrative and development expense (including stock-based compensation expense of $29,862 and $28,214, respectively)	90,693	90,706	(13)	—
Impairments, net loss on sale of long-lived assets	1,372	1,629	(257)	(16)

Total operating expenses	476,266	531,491	(55,225)	(10)

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	7,125	7,082	43	1
Interest income	1,942	6,841	(4,899)	(72)
Interest expense	(128,022)	(111,658)	16,364	15
Loss on retirement of long-term obligations	(236)	(33,060)	(32,824)	(99)
Other (expense) income	(2,104)	16,872	(18,976)	(112)
Income tax provision	(85,336)	(32,197)	53,139	165
Minority interest in net earnings of subsidiaries	(171)	(184)	(13)	(7)
Income on equity method investments	13	8	5	63

Income from continuing operations	92,857	33,110	59,747
Income (loss) from discontinued operations, net	108,084	(30,873)	138,957

Net income	$200,941	$2,237	$198,704

Total Revenues

Total revenues for the six months ended June 30, 2008 were $775.9 million, an increase of $65.0 million from the six months ended June 30, 2007. Approximately $61.5 million of the increase was attributable to an increase in rental and management revenue, with the remaining portion of the increase attributable to network development services revenue.

Rental and Management Revenue

Rental and management revenue for the six months ended June 30, 2008 was $758.3 million, an increase of $61.5 million from the six months ended June 30, 2007. Approximately $50.9 million of the increase resulted from incremental revenue generated by communications sites that existed during the entire period between January 1, 2007 and June 30, 2008, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators, net of straight-line accounting treatment and favorable foreign currency exchange rates. The net effect of straight-line revenue for the six months ended June 30, 2008 was a $9.7 million decrease from the prior year period. Approximately $10.6 million of the increase resulted from approximately 810 communications sites acquired and/or constructed subsequent to January 1, 2007. We believe that our rental and management revenue will grow as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless service providers.

Network Development Services Revenue

Network development services revenue for the six months ended June 30, 2008 was $17.6 million, an increase of $3.5 million from the six months ended June 30, 2007. This increase was primarily attributable to revenues generated from our site acquisition, zoning and permitting services. As we continue to focus on and grow our site leasing business, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2008 were $476.3 million, a decrease of $55.2 million from the six months ended June 30, 2007. The decrease was primarily attributable to a decrease in depreciation, amortization and accretion expense of $65.1 million and a decrease in impairments, net loss on sale of long-lived assets of $0.3 million. These decreases were partially offset by an increase in expenses within our rental and management segment and network development services segment of $9.2 million and $0.9 million, respectively.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the six months ended June 30, 2008 was $178.9 million, an increase of $9.2 million from the six months ended June 30, 2007. Approximately $5.7 million of the increase was attributable to communications sites which existed during the period between January 1, 2007 and June 30, 2008, primarily related to increases in ground rent expense. Of the remaining amount, approximately $3.5 million of the increase was related to approximately 810 sites acquired and/or constructed subsequent to January 1, 2007.

Rental and management segment gross margin for the six months ended June 30, 2008 was $586.6 million, an increase of $52.4 million from the six months ended June 30, 2007. The majority of the increase resulted from the additional rental and management revenue described above.

Rental and management segment operating profit for the six months ended June 30, 2008 was $554.1 million, an increase of $52.8 million from the six months ended June 30, 2007. This was comprised of the $52.4 million increase in rental and management segment gross margin described above, and a decrease of $0.5 million in selling, general, administrative and development expenses related to the rental and management segment.

Network Development Services Expense

Network development services expense for the six months ended June 30, 2008 was $8.5 million, an increase of $0.9 million from the six months ended June 30, 2007. The majority of the increase correlates to the growth in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the six months ended June 30, 2008 was $196.8 million, a decrease of $65.1 million from the six months ended June 30, 2007. The decrease was primarily due to our revision of the estimated useful lives of our towers and certain related intangible assets from our historical estimate of 15 years to a revised estimate of 20 years. This change was based on a review that we completed in the first quarter of 2008 and the impact of the change in estimate was accounted for prospectively effective January 1, 2008. We expect the change in estimate to result in a decrease of approximately $122.0 million in depreciation and amortization expense for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the six months ended June 30, 2008 was $90.7 million, a decrease of less than $0.1 million from the six months ended June 30, 2007. The decrease was primarily attributable to a one-time reduction of $3.1 million, partially offset by an increase in expenses related to stock-based compensation and international business development.

Interest Expense

Interest expense for the six months ended June 30, 2008 was $128.0 million, an increase of $16.4 million from the six months ended June 30, 2007. The increase was primarily attributable to an increase in average outstanding debt of approximately $576.9 million, partially offset by a decrease in the average borrowing rate. The increase in average borrowings was the result of the debt financing activities described in note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Loss on Retirement of Long-Term Obligations

Loss on retirement of long-term obligations for the six months ended June 30, 2008 was $0.2 million, a decrease of $32.8 million from the six months ended June 30, 2007.

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

Other (Expense) Income

Other expense for the six months ended June 30, 2008 was $2.1 million, as compared to other income of $16.9 million for the six months ended June 30, 2007, representing a decrease of $19.0 million from the prior year period. During the six months ended June 30, 2007, we recorded gains of approximately $9.9 million and $6.0 million from the sale of available for sale securities and the mark to market and subsequent settlement of interest rate swap agreements, respectively.

Income Tax Provision

The income tax provision for the six months ended June 30, 2008 was $85.3 million, as compared to $32.2 million for the six months ended June 30, 2007, representing an increase of $53.1 million from the prior year period. The effective tax rate was 47.8% for the six months ended June 30, 2008 as compared to 49.2% for the six months ended June 30, 2007.

The effective tax rates on income from continuing operations for the six months ended June 30, 2008 and June 30, 2007 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes.

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

As described in note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, we expected that we would be able to recognize a tax benefit associated with our investment in Verestar, Inc. (“Verestar”), which filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. In April 2008, the Bankruptcy Court approved Verestar’s plan of liquidation. We recorded an income tax benefit of $106.1 million related to losses associated with our investment in Verestar as income from discontinued operations during the six months ended June 30, 2008.

Income (Loss) From Discontinued Operations, Net

Income from discontinued operations, net for the six months ended June 30, 2008 was $108.1 million, as compared to a loss from discontinued operations of $30.9 million for the six months ended June 30, 2007, representing an increase of $139.0 million from the prior year period. During the six months ended June 30, 2008, we recorded an income tax benefit of $106.1 million related to losses associated with our investment in Verestar as income from discontinued operations. During the six months ended June 30, 2007, we recorded a $32.0 million estimated liability associated with the Verestar bankruptcy proceedings equal to the proposed settlement amount, which we paid in November 2007.

Liquidity and Capital Resources

The information in this section updates as of June 30, 2008 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2007 and should be read in conjunction with that report.

As of June 30, 2008, we had total outstanding indebtedness of approximately $4.4 billion. During the six months ended June 30, 2008 and the year ended December 31, 2007, we generated sufficient cash flows from operations to fund our capital expenditures and cash interest obligations. We believe our cash provided by operations during the next twelve months will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for the next twelve months.

The following table summarizes our borrowings under our credit facilities and the balance outstanding under our notes and the certificates issued in our securitization transaction (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	April 15, 2014	*
Revolving credit facility	650,000	June 8, 2012
Term loan	325,000	June 8, 2012
7.25% senior subordinated notes	288	December 1, 2011
7.50% senior notes	225,000	May 1, 2012
7.125% senior notes	501,542	October 15, 2012
7.00% senior notes	500,000	October 15, 2017
5.0% convertible notes	59,683	February 15, 2010
3.25% convertible notes**	4,698	August 1, 2010
3.00% convertible notes	344,606	August 15, 2012
2.25% convertible notes	43	October 15, 2009

Total	$4,360,860

*	Anticipated repayment date; final legal maturity date is April 2037.
**	Reflects the balance outstanding as of June 30, 2008. In August 2008, holders of all remaining outstanding 3.25% convertible notes due August 1, 2010 (“3.25% Notes”) submitted their notes for conversion, as described in further detail below under “—Refinancing Activities and Repurchases of Debt.”

Uses of Cash

Stock Repurchase Programs.    During the six months ended June 30, 2008, we repurchased an aggregate of approximately 7.2 million shares of our Class A common stock for an aggregate of approximately $285.9 million pursuant to our publicly announced stock repurchase programs.

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

In March 2008, we announced that our Board of Directors approved the 2008 Buyback pursuant to which we intend to repurchase up to $1.5 billion of our Class A common stock. We expect to fund repurchases through a combination of cash on hand, cash provided by operations, borrowings under our existing $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and future financing transactions, and purchases under this stock repurchase program are subject to us having available cash to fund repurchases. Pursuant to the 2008 Buyback, we repurchased 2.9 million shares of our Class A common stock for an aggregate of $122.1 million during the six months ended June 30, 2008. Between July 1, 2008 and July 25, 2008, we repurchased an additional 2.5 million shares of our Class A common stock for an aggregate of $100.7 million. As of July 25, 2008, we had repurchased a total of 5.4 million shares of our Class A common stock for an aggregate of $222.8 million pursuant to the 2008 Buyback.

For more information regarding our stock repurchase programs, please see “Unregistered Sales of Equity Securities and Use of Proceeds” below, note 3 to our condensed consolidated financial statements herein, and note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Tower Improvements, Tower Construction and In-Building System Installation, Tower and Land Acquisition and Ground Lease Prepayments.    During the six months ended June 30, 2008, payments for purchases of property and equipment and construction activities totaled $97.3 million. In addition, during the six months ended June 30, 2008, we spent $32.1 million to acquire 252 towers and $9.1 million for the prepayment of long-term ground leases. We plan to continue to allocate our available capital among investment alternatives that meet our return criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our investment criteria. We anticipate that we will construct approximately 300 to 400 new sites, including towers and in-building systems, in the United States, Mexico and Brazil in 2008. During the three months ended June 30, 2008, we entered into a build-to-suit agreement with a carrier in India to build approximately 200 tower sites. In connection with the agreement, we anticipate incurring additional capital expenditures of approximately $15.0 million and expect to complete the construction of the sites by the end of 2008. We expect that our 2008 total capital expenditures will be between approximately $200.0 million and $225.0 million. In addition, we expect to spend a total of approximately $15.0 million during 2008 for the prepayment of long-term ground leases.

Refinancing and Repurchases of Debt.    In order to extend the maturity dates of our indebtedness, lower our cost of debt and improve our financial flexibility, we use our available liquidity and seek new sources of liquidity to refinance and repurchase our outstanding indebtedness. During the six months ended June 30, 2008, we entered into a Notice of Incremental Facility Commitment with respect to an additional $325.0 million of term loan commitments (“Term Loan”) pursuant to our Revolving Credit Facility, and used the net proceeds, together with available cash, to repay $325.0 million of existing indebtedness under the Revolving Credit Facility. For more information about our financing activities, see “—Refinancing Activities and Repurchases of Debt” below.

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

A description of our contractual debt obligations is included in Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” as well as in note 3 to our condensed consolidated financial statements. As discussed in note 1 to our condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”) during the year ended December 31, 2007, which resulted in the classification of uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next twelve months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $30.9 million as other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2008. We also classified approximately $32.8 million of accrued income tax-related interest and penalties as other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2008.

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

With regard to the indentures for our 7.50% senior notes due 2012 (“7.50% Notes”) and 7.125% senior notes due 2012 (“7.125% Notes”) (which generally contain more restrictions than the loan agreement for the Revolving Credit Facility and Term Loan or the indenture for our 7.00% senior unsecured notes due 2017 (“7.00% Notes”)), most of our operating subsidiaries other than SpectraSite are designated as restricted subsidiaries. This means, among other things, that those subsidiaries, like American Tower Corporation itself, are subject to those indentures’ restrictions on the amount of cash that they can distribute to unrestricted subsidiaries or otherwise pay out of the restricted group. In addition, while SpectraSite and its subsidiaries are classified as unrestricted subsidiaries under the indentures for our 7.50% Notes and 7.125% Notes, certain of SpectraSite’s subsidiaries are subject to restrictions on the amount of cash that they can distribute to us under the loan agreement for the securitization transaction.

Total Liquidity at June 30, 2008.    As of June 30, 2008, we had approximately $745.3 million of total liquidity, comprised of approximately $152.1 million in cash and cash equivalents and the ability to borrow approximately $593.2 million under our Revolving Credit Facility.

Cash Provided by Operations.    For the six months ended June 30, 2008, our cash provided by operating activities was $359.1 million, compared to $382.2 million for the same period in 2007. For the six months ended June 30, 2008, cash provided by operating activities includes $9.1 million for long-term ground lease prepayments. For the six months ended June 30, 2007, cash provided by operating activities includes approximately $80.0 million in proceeds received from our federal income tax refund related to the carry back of certain federal net operating losses and excludes a $21.6 million net increase in cash held in reserve accounts related to the securitization transaction, as these accounts were classified as restricted cash. Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2008 in excess of their cash needs for operations and expenditures for tower construction and improvements. (See “—Results of Operations” above.) We expect to use the excess cash provided by operations principally to service our debt and to fund capital expenditures and repurchases of our Class A common stock.

Revolving Credit Facility.    On June 8, 2007, we refinanced our existing $1.6 billion senior secured credit facilities at the American Tower operating company (“AMT OpCo”) level with the new $1.25 billion Revolving Credit Facility of American Tower Corporation. We borrowed $1.0 billion under the Revolving Credit Facility and together with cash on hand, used the funds to repay all amounts outstanding under the existing AMT OpCo credit facilities plus accrued interest thereon and other costs and expenses related thereto. During the six months ended June 30, 2008, we drew down and repaid amounts under the Revolving Credit Facility in the ordinary course, and also repaid $325.0 million of borrowings under the Revolving Credit Facility using net proceeds from our Term Loan, as discussed below.

As of June 30, 2008, we had $650.0 million outstanding under our Revolving Credit Facility, approximately $6.9 million of undrawn letters of credit outstanding and the ability to borrow approximately $593.2 million.

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

Proceeds from the Sale of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan, upon exercise of stock options granted under our equity incentive plans and upon exercise of warrants to purchase our equity securities. For the six months ended June 30, 2008, we received an aggregate of $40.4 million in proceeds from sales of shares of our Class A common stock pursuant to our employee stock purchase plan and exercises of stock options and warrants.

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

Interest Rate Swap Agreements.    During the six months ended June 30, 2008, we entered into twelve additional interest rate swap agreements to manage exposure to variability in cash flows related to forecasted interest payments under our Revolving Credit Facility and Term Loan. As of June 30, 2008, we held fifteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $775.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011.

3.25% Convertible Notes Conversions.    During the six months ended June 30, 2008, we issued 1,115,452 shares of Class A common stock upon conversion of approximately $13.6 million principal amount of our 3.25% Notes. Pursuant to the terms of the indenture, the holders of the 3.25% Notes are entitled to receive 81.808 shares of Class A common stock for every $1,000 principal amount of notes converted. In connection with the conversions, we paid the holder an aggregate of approximately $0.2 million, calculated based on the discounted value of the future interest payments on the notes. As of June 30, 2008, $4.7 million principal amount of 3.25% Notes remained outstanding.

3.25% Convertible Notes Redemption.    In July 2008, we issued a notice for the redemption on August 6, 2008 of all of our outstanding 3.25% Notes. In accordance with the conversion provisions of the 3.25% Notes and the indenture for the 3.25% Notes, holders of the notes had the right at any time until and including, but not after the close of business on August 5, 2008, to convert their notes into shares of Class A common stock at a conversion rate of 81.808 shares of Class A common stock per $1,000 principal amount of notes. Holders of all $4.7 million of the outstanding 3.25% Notes converted their notes into an aggregate of 384,332 shares of Class A common stock prior to redemption. As a result, as of August 6, 2008, none of the 3.25% Notes remained outstanding.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended June 30, 2008. Of the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007, we have updated our accounting policies and estimates related to estimated useful lives of assets and the expected life of stock options granted after January 1, 2008 in connection with our adoption of SAB No. 110 “Share-Based Payment” (“SAB No. 110”).

Estimated Useful Lives of Assets.    As described in note 1 to our condensed consolidated financial statements included herein, during the second half of 2007, we undertook a review of the estimated useful lives of our tower assets to determine if we should modify our estimates for asset lives based on our historical operating experience. We retained an independent consultant to assist us in completing this review and received a report from the consultant in the first quarter of 2008. Through December 31, 2007, we depreciated our towers on a straight-line basis over the shorter of the term of the underlying ground lease (including renewal options) or the estimated useful life of the tower, which we had historically estimated to be 15 years. Additionally, certain of our intangible assets are amortized on a similar basis to the tower assets, as the estimated useful lives of such intangibles correlate to the useful life of the towers.

We completed the review of the estimated useful lives of our tower assets in the first quarter of 2008. Based on this review, we revised the estimated useful lives of our towers and certain related intangible assets from our historical estimate of 15 years to a revised estimate of 20 years, effective January 1, 2008. We accounted for the change in estimated useful lives as a change in estimate under Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections.” The impact of the change in estimate was accounted for prospectively effective January 1, 2008, resulting in a reduction in depreciation and amortization expense of approximately $61.0 million pre-tax and an increase of approximately $38.1 million, net of tax, in net income for the six months ended June 30, 2008. We also expect the change in estimate to result in a decrease of approximately $122.0 million in depreciation and amortization expense for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This statement requires quantitative disclosures about fair value measurements for each major category of assets and liabilities measured at fair value on a recurring and non-recurring basis during a period. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” (“SFAS No. 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis (that is, at least annually). We adopted SFAS No. 157 as of January 1, 2008. The adoption had no impact on the condensed consolidated results of operations or financial position included herein, but requires that we provide additional required disclosures in the notes to our consolidated financial statements issued after the effective date.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R changes the accounting for acquisitions by eliminating the step acquisition model, providing that contingent consideration be recognized at the time of acquisition (instead of being recognized when it is probable), disallowing the capitalization of transaction costs, and changing when restructurings related to acquisitions can be recognized. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for us for acquisitions made after the January 1, 2009 effective date. We are in the process of evaluating the impact of the adoption of SFAS No. 141R.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement changes disclosure requirements and requires entities to provide enhanced disclosures about how and why entities use derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” and related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us as of January 1, 2009. We are in the process of evaluating the impact the adoption of SFAS No. 161 will have on our disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective for us 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are in the process of evaluating the impact, if any, the adoption of SFAS No. 162 will have on our consolidated results of operation and financial position.

Information Presented Pursuant to the Indentures of our 7.50% Notes and 7.125% Notes

The following table sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our 7.50% Notes and 7.125% Notes. The indentures governing our 7.50% Notes and 7.125% Notes contain restrictive covenants with which we and certain subsidiaries under these indentures must comply. These include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions and make certain investments. Any failure to comply with these covenants would constitute a default, which could result in the acceleration of the principal amount and accrued and unpaid interest on all our outstanding 7.50% Notes and 7.125% Notes. In order for the holders of these notes to assess our compliance with certain of these covenants, the indentures require us to disclose in the periodic reports we file with the SEC our Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow (each as defined in the indentures). Under the indentures, our ability to make certain types of restricted payments is limited by the amount of Adjusted Consolidated Cash Flow that we generate, which is determined based on our Tower Cash Flow and Non-Tower Cash Flow. In addition, the indentures for our 7.50% Notes and 7.125% Notes restrict us from incurring additional debt or issuing certain types of preferred stock if on a pro forma basis the issuance of such debt and preferred stock would cause our consolidated debt to be greater than 7.5 times our Adjusted Consolidated Cash Flow. As of June 30, 2008, the ratio of our consolidated debt to Adjusted Consolidated Cash Flow was approximately 3.3. For more information about the restrictions under our notes indentures, see note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

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

The following table presents Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the applicable notes (in thousands):

Tower Cash Flow, for the three months ended June 30, 2008	$183,873

Consolidated Cash Flow, for the twelve months ended June 30, 2008	$781,731
Less: Tower Cash Flow, for the twelve months ended June 30, 2008	(711,608)
Plus: four times Tower Cash Flow, for the three months ended June 30, 2008	735,492

Adjusted Consolidated Cash Flow, for the twelve months ended June 30, 2008	$805,615

Non-tower Cash Flow, for the twelve months ended June 30, 2008	$69,161

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate swaps. During the six months ended June 30, 2008, we entered into twelve additional interest rate swap agreements and as of June 30, 2008, we held fifteen interest rate swap agreements with an aggregate notional amount of $775.0 million. During the six months ended June 30, 2008, all derivative financial instruments were used for purposes other than trading. During the six months ended June 30, 2008, we drew down and repaid amounts outstanding under the Revolving Credit Facility in the ordinary course and also repaid $325.0 million of borrowings under the Revolving Credit Facility using net proceeds from the $325.0 million Term Loan we entered into in March 2008. As of June 30, 2008, $650.0 million was outstanding under the Revolving Credit Facility and $325.0 million was outstanding under the Term Loan.

The following table provides information as of June 30, 2008 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

Twelve month period ended June 30, 2008

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$1,699	$60,986	$18,573	$225,306	$844,992	$2,292,985	$3,444,541	$3,654,461
Average Interest Rate(a)	5.55%	5.02%	5.49%	7.50%	5.44%	5.97%
Variable Rate Debt(a)				$975,000			$975,000	$945,750

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of June 30, 2008 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2008	2009		2010		2011	2012	Thereafter	Total	Fair Value
Notional Amount		$150,000	(c)						$150,000	$(1,640)
Fixed Rate(b)		3.95%
Notional Amount				$625,000	(d)				$625,000	$8,231
Fixed Rate(b)				3.26%

(a)	As of June 30, 2008, variable rate debt consists of our Revolving Credit Facility ($650.0 million drawn) included above based on the June 8, 2012 maturity date and our Term Loan ($325.0 million) included above based on the June 8, 2012 maturity date. As of June 30, 2008, fixed rate debt consists of: the Commercial Mortgage Pass-Through Certificates, Series 2007-1 ($1.75 billion); 2.25% convertible notes due 2009 ($0.04 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of June 30, 2008 is $501.5 million); the 5.0% Notes ($59.7 million); the 3.25% Notes ($4.7 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($0.3 million); the 3.00% convertible notes due August 15, 2012 ($345.0 million principal amount due at maturity; the balance as of June 30, 2008 is $344.6 million accreted value); the 7.00% Notes ($500.0 million) and other debt of $59.9 million. Interest on our credit facilities is payable in accordance with the applicable London Interbank Offering Rate (“LIBOR”) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at June 30, 2008 for our credit facilities was 3.78%. For the six months ended June 30, 2008, the weighted average interest rate under our credit facilities was 4.48%.
(b)	Represents the weighted-average fixed rate or range of interest based on contractual notional amount as a percentage of total notional amounts in a given year.
(c)	Includes notional amounts of $150,000 that expire in December 2009.
(d)	Includes notional amount of $100,000 that expires in December 2010, and notional amounts of $525,000 that expire between January and March 2011.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of June 30, 2008, after giving effect to our interest rate swap agreements, was comprised of $150.0 million under our Revolving Credit Facility and $50.0 million under our Term Loan. A 10% increase, or approximately 38 basis points, in current interest rates would have caused an additional pre-tax charge to our net income and an increase in our cash outflows of $0.4 million for the six months ended June 30, 2008.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our foreign operations, including our rental and management segment divisions in Mexico and Brazil. For the three and six months ended June 30, 2008, the remeasurement loss from these operations approximated $1.3 million and $2.1 million, respectively, and for the three and six months ended June 30, 2007, the remeasurement gain from these operations approximated $0.4 million and $0.6 million, respectively.

As of June 30, 2008, we held fifteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $775.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. As disclosed in our Form 10-K for the year ended December 31, 2007, we determined that we had a material weakness in our internal control over financial reporting as of December 31, 2007, because we failed to maintain effective controls over the accounting for income taxes with respect to determining, documenting, tracking and adjusting our deferred tax assets and liabilities on a timely basis. As discussed below, our management is in the process of actively addressing and remediating this material weakness. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2008 as a result of our unremediated material weakness.

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

During the three months ended June 30, 2008, we have continued to undertake actions to remediate the material weakness identified. These actions have included an evaluation of our organizational structure related to income tax accounting, as well as the design of our income tax accounting processes and controls, which have led to the implementation of new and improved processes, where warranted. We have also hired additional personnel within our international tax area and have expanded our internal and external technical resources in the income tax accounting function to review our domestic and foreign transactions and their related tax impacts. We plan to continue making assessments of and implementing such other actions that are determined to be necessary or advisable in further remediation of this area of our internal control over financial reporting.

We believe that the steps outlined above will strengthen our internal control over financial reporting and address the material weakness described above. As part of our 2008 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to be implemented to assess whether they are operating effectively.

Except as otherwise discussed above, there have not been any changes in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 26, 2006, a securities class action was filed in United States District Court for the District of Massachusetts against us and certain of our current officers by John S. Greenebaum for monetary relief. Specifically, the complaint named us, James D. Taiclet, Jr. and Bradley E. Singer as defendants and alleged that the defendants violated federal securities laws in connection with public statements made relating to our stock option practices and related accounting. The complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In December 2006, the court appointed the Steamship Trade Association-International Longshoreman’s Association Pension Fund as the lead plaintiff. In March 2007, plaintiffs filed an amended consolidated complaint, which included additional current and former officers and directors of the Company as defendants. In December 2007, we announced that we had reached a settlement in principle regarding the securities class action. The settlement, which was preliminarily approved by the court in February 2008, provided for a payment by us of $14.0 million and would lead to a dismissal of all claims against all defendants in the litigation. We paid $250,000 of the settlement amount to an escrow account controlled by the plaintiffs during the quarter ended March 31, 2008. In April 2008, we paid the remaining settlement amount of $13.8 million into escrow and received $12.5 million in insurance proceeds. In May 2008, the original plaintiff, Mr. Greenebaum, filed an objection to the settlement. Following a hearing in June 2008, the Court dismissed Mr. Greenebaum’s objection and approved the settlement. In July 2008, Mr. Greenebaum filed an untimely request to opt-out of the settlement class certified by the Court in its orders, which we opposed. Additionally, Mr. Greenebaum filed a notice of appeal of the Court’s final order approving the settlement agreement. The members of the plaintiff class will not be entitled to draw the funds until Mr. Greenebaum’s appeal is finally resolved.

On May 24, 2006 and June 14, 2006, two shareholder derivative lawsuits were filed in Suffolk County Superior Court in Massachusetts by Eric Johnston and Robert L. Garber, respectively. The lawsuits were filed against certain of our current and former officers and directors for alleged breaches of fiduciary duties and unjust enrichment in connection with our historical stock option granting practices. The lawsuits also named us as a nominal defendant. The lawsuits sought to recover the damages sustained by us and disgorgement of all profits received with respect to the alleged backdated stock options. In October 2006, these two lawsuits were consolidated, and in October 2007, the court dismissed the complaint, without leave to amend, due to the plaintiffs’ failure to make a demand upon our Board of Directors before initiating their lawsuits. In December 2007, the plaintiffs filed an appeal of that decision to the Massachusetts Court of Appeals, which we are opposing, and in April 2008, we filed a motion to dismiss the appeal as moot. In June 2008, the Massachusetts Supreme Judicial Court elected, on its own motion, to hear the appeal, which now remains pending.

On June 13, 2006, June 22, 2006 and August 23, 2006, three shareholder derivative lawsuits were filed in United States District Court for the District of Massachusetts by New South Wales Treasury Corporation, as Trustee for the Alpha International Managers Trust, Frank C. Kalil and Don Holland, and Leslie Cramer, respectively. The lawsuits were filed against certain of our current and former officers and directors for alleged breaches of fiduciary duties, waste of corporate assets, gross mismanagement and unjust enrichment in connection with our historical stock option granting practices. The lawsuits also named us as a nominal defendant. In December 2006, the court consolidated these three lawsuits and appointed New South Wales Treasury Corporation as the lead plaintiff. In February 2007, the plaintiffs filed an amended consolidated complaint. In February 2008, the court dismissed the complaint due to the plaintiffs’ failure to make a demand on our Board of Directors before initiating their lawsuits. In December 2007, the plaintiffs also made a demand on our Board of Directors. In May 2008, a special litigation committee of our Board of Directors refused the demand, concluding that it would not be in the best interest of our stockholders to pursue active litigation and that we should seek to settle any claims that we may have.

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

Many of the factors affecting the demand for wireless communications tower space, and to a lesser extent our network development services business, could adversely affect our operating results. Those factors include:

•	a decrease in consumer demand for wireless services due to general economic conditions or other factors;

•	the financial condition of wireless service providers;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures;

•	the growth rate of wireless communications or of a particular wireless segment;

•	governmental licensing of spectrum;

•	mergers or consolidations among wireless service providers;

•	increased use of network sharing, roaming or resale arrangements by wireless service providers;

•	delays or changes in the deployment of next generation wireless technologies;

•	zoning, environmental, health or other government regulations; and

•	technological changes.

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

Significant consolidation among our wireless service provider customers may result in the decommissioning of certain existing communication sites, because certain portions of their networks may be redundant, and a reduction in future capital expenditures in the aggregate, because their expansion plans may be similar. For example, Verizon Wireless and ALLTEL Communications, Inc. (“ALLTEL”) announced merger plans in June 2008, and in connection with the recent combinations of Cingular and AT&T Wireless (to form AT&T Mobility) and Sprint PCS and Nextel (to form Sprint Nextel) in the United States, and of Iusacell Celular and Unefon (now under the common ownership of Grupo Iusacell) in Mexico, the combined companies have or are considering rationalizing their duplicative networks, which has led and may continue to lead to the decommissioning of certain communications sites. In addition, these and other customers could determine not to renew leases with us as a result. Our future results may be negatively impacted if a significant number of these contracts are terminated, and our ongoing contractual revenues would be reduced as a result. Similar consequences might occur if wireless service providers engage in extensive sharing, roaming or resale arrangements as an alternative to leasing our antenna space.

Substantial leverage and debt service obligations may adversely affect us.

We have a substantial amount of indebtedness. As of June 30, 2008, we had approximately $4.4 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. In addition, we draw down our Revolving Credit Facility in the ordinary course, which has the effect of increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2007, because we failed to maintain effective controls over the accounting for income taxes. We are in the process of actively addressing and remediating this material weakness, but this process will take some time. Accordingly, until we complete our remediation efforts, this weakness could result in a misstatement of our tax-related accounts that could result in a material misstatement to our interim or annual financial statements. If we are unable to effectively remediate this material weakness and to conclude that our internal control over financial reporting is effective in any future period, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. In addition, we will incur costs and expenses, including the hiring of additional personnel and expanding technical resources in the income tax accounting function, in connection with remediating this material weakness. For more information regarding the material weakness identified, please see Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Management’s Annual Report on Internal Control over Financial Reporting” and notes 2, 9 and 16 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

We could suffer adverse tax and other financial consequences if taxing authorities do not agree with our tax positions, or we are unable to utilize our net operating losses.

We are currently subject to a number of tax examinations by taxing authorities in the U.S, Mexico and Brazil for several different tax years. We also have significant deferred tax assets related to our net operating losses (“NOLs”) in U.S. federal and state taxing jurisdictions and in Mexico. For U.S. federal and state tax purposes, NOLs can be carried forward and used for up to twenty years, and all of our tax years will remain subject to examination until three years after our NOLs are used or expire. We expect that we will continue to be subject to tax examinations in the future. We apply the principles contained in FIN 48 and recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. We believe our judgments in this area are reasonable and correct, but there is no guarantee that we will be successful if challenged by a tax authority. If there are tax benefits, including from our use of NOLs or other tax attributes, that we have recognized under FIN 48 that are challenged successfully by a taxing authority, we may be required to pay additional taxes or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on our results of operations or financial condition.

In addition, we may be limited in our ability to utilize our NOLs to offset future taxable income and thereby reduce our otherwise payable income taxes. We have substantial federal and state NOLs, including significant portions obtained through acquisitions and dispositions, as well as those generated through our historic business operations. In addition, we have disposed of some entities and restructured other entities in conjunction with financing transactions and other business activities. We apply the principles contained in FIN 48 to our NOLs and, to the extent we believe that a position with respect to an NOL is not more likely than not to be sustained, we do not record the related deferred tax asset. In addition, for NOLs that meet the recognition threshold of FIN

48, we assess the recoverability of the NOL and establish a valuation allowance against the deferred tax asset related to the NOL if recoverability is questionable. Given the uncertainty surrounding the recoverability of certain of our NOLs, we have established a valuation allowance to offset the related deferred tax asset so as to reflect what we believe to be the recoverable portion of our NOLs.

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

Our business operations in Mexico and Brazil, and our expansion into India and any other international markets in the future, could result in adverse financial consequences and operational problems not experienced in the United States. For the six months ended June 30, 2008, approximately 14% of our consolidated revenues were generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

A substantial portion of our revenue is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. For the three months ended June 30, 2008:

•	Six customers accounted for approximately 68% of our revenues;

•	AT&T Mobility accounted for approximately 20% of our revenues;

•	Sprint Nextel accounted for approximately 19% of our revenues; and

•	Verizon Wireless and ALLTEL, which announced merger plans in June 2008, accounted for approximately 11% and 5%, respectively, of our revenues.

Our largest international customer is Grupo Iusacell, which now controls both Iusacell Celular and Unefon. Grupo Iusacell is under common control with TV Azteca. Grupo Iusacell accounted for approximately 5% of our total revenues for the six months ended June 30, 2008. In addition, for the six months ended June 30, 2008, we received $7.1 million in net interest income from TV Azteca.

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

In order to fund our stock repurchase programs, refinance our existing indebtedness and fund future growth and expansion initiatives, we may need to raise additional capital through financing activities. We believe our cash provided by operations for the year ending December 31, 2008 will be sufficient to fund our cash needs for operations, capital expenditures and cash debt service (interest and principal repayments) obligations for 2008. Depending on the timing and amount of our stock repurchases, the excess cash provided by our operations and our existing liquidity may not be sufficient to fund all of our other initiatives, as well as our stock repurchase programs. Accordingly, we anticipate that we may need to obtain additional sources of capital. Depending on market conditions, we may seek to raise capital through credit facilities or debt or equity offerings. However, such additional financing may be unavailable, may be prohibitively expensive, or may be restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund our stock repurchase programs, refinance our existing indebtedness or fund future growth and expansion initiatives.

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

Our competition includes:

•	national and regional tower companies;

•	wireless carriers that own towers and lease antenna space to other carriers;

•	site development companies that purchase antenna space on existing towers for wireless carriers and manage new tower construction; and

•	alternative site structures (e.g., building rooftops, outdoor and indoor distributed antenna systems, billboards and electric transmission towers).

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 83% of the communications sites in our portfolio as of June 30, 2008 are located on land we do not own. Approximately 87% of the ground agreements for these sites have a final expiration date of 2017 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse effect on us.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. If we are unable or choose not to exercise our rights to purchase towers under these agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated. For example, our SpectraSite subsidiary has entered into lease or sublease agreements with affiliates of SBC Communications, a predecessor entity to AT&T Mobility, with respect to approximately 2,500 towers pursuant to which SpectraSite has the option to purchase the sites upon the expiration of the lease or sublease beginning in 2013. The aggregate purchase option price for the AT&T Mobility towers was approximately $357.8 million as of June 30, 2008, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In addition, we have entered into a similar agreement with ALLTEL with respect to approximately 1,800 towers, for which we have an option to purchase the sites upon the expiration of the lease or sublease beginning in 2016. The aggregate purchase option price for the ALLTEL towers was approximately $60.5 million as of June 30, 2008, and will accrete at a rate of 3% per year through the expiration of the lease or sublease period. At ALLTEL’s option, at the expiration of the sublease period, the purchase price will be payable in cash or with 769 shares of our Class A common stock per tower. We may not have the required available capital to exercise our right to purchase these or other leased or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our financial results could be adversely affected.

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

We and certain current and former directors and officers are defendants in a purported federal securities class action and two consolidated shareholder derivative actions relating to our historical stock option granting practices and related accounting. In June 2008, the court approved a final settlement, which provided for a payment by us of $14 million and a dismissal of all claims against all defendants in the litigation. We have paid the settlement amount into escrow, and we received $12.5 million in insurance proceeds, however, the settlement will not be final until the court disposes of any objections to, or appeals of, the settlement by members of the plaintiff class. The consolidated shareholder derivative actions filed in Massachusetts state court and in federal district court in Massachusetts were dismissed in October 2007 and February 2008, respectively. The decision of the Massachusetts state court has since been appealed by the plaintiffs and will be decided by the Massachusetts Supreme Judicial Court. If the appeal is successful or the class action settlement is overturned, then the litigation could continue. In those circumstances, the outcomes of the class action and derivative actions could not be predicted by us with certainty and are dependent upon many factors beyond our control. If these actions are successful, however, they could have a material adverse impact on our financial position, results of operations and liquidity. These matters and any other related lawsuits that may be filed could also result in substantial costs to us and a diversion of our management’s attention and resources, which could have a negative impact on our financial condition and results of operations. For more information regarding the litigation related to our historical stock option granting practices, please see note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2008, we issued an aggregate of 15,715 shares of our Class A common stock upon the exercise of 2,198 warrants assumed in our merger with SpectraSite, Inc. In August 2005, in connection with the merger, we assumed approximately 1.0 million warrants to purchase shares of SpectraSite, Inc. common stock. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase 7.15 shares of Class A common stock at an exercise price of $32 per warrant. Net proceeds from these warrant exercises were $70,336. The shares were issued in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended, and Section 1145 of the United States Code. No underwriters were engaged in connection with such issuances.

During the three months ended June 30, 2008, we issued an aggregate of 157,828 shares of our Class A common stock upon the exercise of 11,200 warrants. The warrants were originally issued in January 2003 as part of an offering of 808,000 units, each consisting of $1,000 principal amount at maturity of ATI 12.25% senior subordinated discount notes due 2008 and a warrant to purchase 14.0953 shares of our Class A common stock. The warrants have an exercise price of $0.01 per share. These warrants were exercised pursuant to a cashless net exercise pursuant to the warrant agreement, and as a result, there were no net proceeds from these warrant exercises. The shares were issued in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances. As of August 1, 2008, all unexercised warrants have expired.

During the three months ended June 30, 2008, we issued an aggregate of 48 shares of our Class A common stock upon conversion of $1,000 principal amount of our 3.00% Notes. Pursuant to the terms of the indenture, holders of the 3.00% convertible notes due August 15, 2012 receive 48.7805 shares of our Class A common stock for every $1,000 principal amount of notes converted. All shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2008, we repurchased 2,708,400 shares of our Class A common stock for an aggregate of $115.3 million pursuant to our publicly announced stock repurchase programs, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(In millions)
April 2008 (1)	869,400	$40.46	869,400	$1,458.0
May 2008 (1)	672,800	$44.29	672,800	$1,428.2
June 2008 (1)	1,166,200	$43.11	1,166,200	$1,377.9

Total Second Quarter	2,708,400		2,708,400	$1,377.9

(1)	Repurchases pursuant to the $1.5 billion stock repurchase program publicly announced in March 2008 (“2008 Buyback”). Under the 2008 Buyback, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

Since June 30, 2008, we have continued to repurchase shares of our Class A common stock pursuant to our 2008 Buyback. Between July 1, 2008 and July 25, 2008, we repurchased 2.5 million shares of our Class A common stock for an aggregate of $100.7 million pursuant to this program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The 2008 Annual Meeting of Stockholders was held on May 15, 2008, to consider and act upon the following matters, all of which were approved and adopted. The results of the stockholder voting were as follows:

1.	Election of the following directors for the ensuing year or until their successors are elected and qualified.

	Vote Cast For	Votes Withheld
Raymond P. Dolan	331,820,095	7,333,524
Ronald M. Dykes	333,733,836	5,419,783
Carolyn F. Katz	304,557,054	34,596,565
Gustavo Lara Cantu	335,060,627	4,092,992
JoAnn A. Reed	333,801,863	5,351,756
Pamela D.A. Reeve	332,116,054	7,037,565
David E. Sharbutt	334,988,768	4,164,851
James D. Taiclet, Jr.	327,855,140	11,298,479
Samme L. Thompson	334,655,898	4,497,721

2.	Ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2008.

Votes Cast For	Votes Against	Votes Abstained
329,721,027	6,717,524	2,715,068

ITEM 5.	OTHER INFORMATION

On August 6, 2008, we amended the terms of our Noncompetition and Confidentiality Agreement with William H. Hess, Executive Vice President, International Operations and President, Latin America. We entered into the agreement with Mr. Hess in January 2004 in connection with the grant to Mr. Hess of options to purchase shares of ATC South America. In April 2006, we repurchased all outstanding shares of ATC South America that we did not own, including shares issued to Mr. Hess upon exercise of his options. In accordance with the terms of the agreement, Mr. Hess deposited a portion of the funds received in connection with the repurchase of his shares into a restricted account to serve as collateral for his obligations under the agreement. As more than two years have passed since the deposit of the funds into the restricted account, and Mr. Hess has complied with the agreement during such period, the Company determined to amend the agreement to release the funds to Mr. Hess and waive the requirement to maintain a restricted account. The amendment does not affect any of the other continuing obligations of Mr. Hess under the agreement.

ITEM 6.	EXHIBITS

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: August 6, 2008	By:	/S/ JEAN A. BUA
Jean A. Bua
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment, dated August 6, 2006, to Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

EX-1