Form 10-Q
period 2008-09-30
AMERICAN TOWER CORP /MA/
filed 2008-11-06
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of October 24, 2008, there were 396,693,636 shares of Class A Common Stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART 1.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,235	$33,123
Restricted cash	50,827	53,684
Short-term investments and available-for-sale securities	8,013	7,224
Accounts receivable, net of allowances	46,146	40,316
Prepaid and other current assets	62,407	71,264
Deferred income taxes	40,055	40,063

Total current assets	273,683	245,674

PROPERTY AND EQUIPMENT, net	3,014,079	3,045,186
GOODWILL	2,188,530	2,188,312
OTHER INTANGIBLE ASSETS, net	1,598,604	1,686,434
DEFERRED INCOME TAXES	487,916	479,854
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	567,124	484,997

TOTAL	$8,129,936	$8,130,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$149,029	$175,464
Accrued interest	49,054	33,702
Current portion of long-term obligations	1,789	1,817
Unearned revenue	109,631	106,395

Total current liabilities	309,503	317,378

LONG-TERM OBLIGATIONS	4,428,574	4,283,467
OTHER LONG-TERM LIABILITIES	548,630	504,178

Total liabilities	5,286,707	5,105,023

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN SUBSIDIARIES	3,187	3,342
STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 1,000,000,000 shares authorized, 460,737,113 and 452,759,969 shares issued, and 391,984,387 and 399,518,542 shares outstanding, respectively	4,607	4,527
Additional paid-in capital	7,945,411	7,772,382
Accumulated deficit	(2,441,966)	(2,703,373)
Accumulated other comprehensive loss	(1,027)	(3,626)
Treasury stock (68,752,726 and 53,241,427 shares at cost, respectively)	(2,666,983)	(2,047,818)

Total stockholders’ equity	2,840,042	3,022,092

TOTAL	$8,129,936	$8,130,457

See notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Rental and management	$394,396	$358,623	$1,152,722	$1,055,427
Network development services	14,872	8,962	32,458	23,055

Total operating revenues	409,268	367,585	1,185,180	1,078,482

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	93,696	83,936	272,579	253,607
Network development services	10,161	4,841	18,710	12,495
Depreciation, amortization and accretion	104,389	131,484	301,158	393,315
Selling, general, administrative and development expense (including stock-based compensation expense of $13,249, $15,266, $43,111 and $43,480, respectively)	44,719	49,030	135,412	139,736
Impairments, net loss (gain) on sale of long-lived assets	1,936	(197)	3,308	1,432

Total operating expenses	254,901	269,094	731,167	800,585

OPERATING INCOME	154,367	98,491	454,013	277,897

OTHER (EXPENSE) INCOME:
Interest income, TV Azteca, net of interest expense of $372, $372, $1,117 and $1,118, respectively	3,586	3,584	10,711	10,666
Interest income	1,017	2,345	2,959	9,186
Interest expense	(63,546)	(59,919)	(191,568)	(171,577)
Loss on retirement of long-term obligations	(959)	(108)	(1,195)	(33,168)
Other income (expense)	1,059	1,341	(1,045)	18,213

Total other expense	(58,843)	(52,757)	(180,138)	(166,680)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND INCOME ON EQUITY METHOD INVESTMENTS	95,524	45,734	273,875	111,217
Income tax (provision) benefit	(34,918)	14,483	(120,254)	(17,714)
Minority interest in net earnings of subsidiaries	(95)	(80)	(266)	(264)
Income on equity method investments	5	2	18	10

INCOME FROM CONTINUING OPERATIONS	60,516	60,139	153,373	93,249
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (PROVISION) OF $28, $275, $104,966 and $(332), RESPECTIVELY	(50)	(511)	108,034	(31,384)

NET INCOME	$60,466	$59,628	$261,407	$61,865

NET INCOME (LOSS) PER COMMON SHARE AMOUNTS:
BASIC:
Income from continuing operations	$0.15	$0.15	$0.39	$0.22
Income (loss) from discontinued operations			0.27	(0.07)

Net income	$0.15	$0.15	$0.66	$0.15

DILUTED:
Income from continuing operations	$0.15	$0.14	$0.36	$0.22
Income (loss) from discontinued operations			0.26	(0.07)

Net income	$0.15	$0.14	$0.62	$0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	393,567	410,071	396,187	416,418

DILUTED	416,541	418,012	421,703	426,430

See notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$261,407	$61,865
Stock-based compensation expense	43,111	43,480
Depreciation, amortization and accretion	301,158	393,315
Deferred income taxes related to discontinued operations	(104,966)	332
Other non-cash items reflected in statements of operations	112,299	84,091
Increase in net deferred rent asset	(16,651)	(32,107)
Increase in restricted cash	(1,008)	(34,968)
(Increase) decrease in assets	(15,489)	41,191
Increase in liabilities	6,465	6,602

Cash provided by operating activities	586,326	563,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(165,194)	(106,966)
Payments for acquisitions	(32,633)	(20,694)
Proceeds from sale of available-for-sale securities and other long-term assets	4,517	20,068
Deposits, restricted cash and investments	1,843	(9,774)

Cash used for investing activities	(191,467)	(117,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Certificates in securitization transaction	—	1,750,000
Borrowings under credit facilities	525,000	1,900,000
Repayments of notes payable, credit facilities and capital leases	(326,929)	(3,111,766)
Purchases of Class A common stock	(631,901)	(1,252,702)
Proceeds from stock options, warrants and stock purchase plan	75,910	110,415
Deferred financing costs and other financing activities	(3,827)	(40,911)

Cash used for financing activities	(361,747)	(644,964)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,112	(198,529)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	33,123	281,264

CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,235	$82,735

CASH PAID FOR INCOME TAXES	$27,442	$20,042

CASH PAID FOR INTEREST	$168,815	$170,996

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

ATC is a holding company that conducts its operations through its directly and indirectly owned subsidiaries. ATC’s principal United States operating subsidiaries are American Towers, Inc. (ATI) and SpectraSite Communications, LLC (SpectraSite). ATC conducts its international operations through its subsidiary, American Tower International, Inc., which in turn conducts operations through its various international operating subsidiaries. The Company’s international operations consist primarily of its operations in Mexico and Brazil.

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

Estimated Useful Lives of Assets—During the year ended December 31, 2007 the Company undertook a review of the estimated useful lives of its tower assets to determine if it should modify its estimates for asset lives based on its historical operating experience. The Company retained an independent consultant to assist it in completing this review and received a report from the consultant in the first quarter of 2008. Through December 31, 2007, the Company depreciated its towers on a straight-line basis over the shorter of the term of the underlying ground lease (including renewal options) or the estimated useful life of the tower, which the Company had historically estimated to be 15 years. Additionally, certain of the Company’s intangible assets are amortized on a similar basis to the tower assets, as the estimated useful lives of such intangibles correlate to the useful life of the towers.

The Company completed the review of the estimated useful lives of its tower assets in the first quarter of 2008. Based on this review, the Company revised the estimated useful lives of its towers and certain related intangible assets from its historical estimate of 15 years to a revised estimate of 20 years, effective January 1, 2008. The Company accounted for the change in estimated useful lives as a change in estimate under Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections.” The impact of the change in estimate was accounted for prospectively effective January 1, 2008, which, for the three and nine months ended September 30, 2008, resulted in a reduction in depreciation and amortization expense of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

approximately $30.4 million and $91.4 million, respectively, and an increase in net income, of approximately $19.1 million and $57.4 million, respectively. The Company also expects the change in estimate to decrease depreciation and amortization expense for the year ended December 31, 2008 by approximately $121.8 million as compared to the year ended December 31, 2007.

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

Short-Term Investments and Available-For-Sale Securities—As of September 30, 2008, short-term investments and available-for-sale securities includes government bonds of approximately $7.5 million, whose original maturities were in excess of three months, and approximately $0.5 million of available-for-sale securities.

Fair Value Measurements—Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 157 “Fair Value Measurements” (SFAS No. 157) for all financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This statement requires quantitative disclosures about fair value measurements for each major category of assets and liabilities measured at fair value on a recurring and non-recurring basis during a period. In February 2008, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS No. 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis (that is, at least annually). In October 2008, the FASB issued FSP 157-3. FSP 157-3 clarifies the application of SFAS No. 157 when determining the fair value of a financial asset when the market for that asset is not currently active. FSP 157-3 emphasizes that approaches other than the market approach to determining fair value may be appropriate when it is determined that, as a result of market inactivity, other valuation approaches are more representative of fair value. Other valuation approaches can involve significant assumptions regarding future cash flows. FSP 157-3 clarifies that these assumptions must incorporate adjustments for nonperformance and liquidity risks that market participants would consider in valuing the asset in an inactive market. FSP 157-3 emphasizes the existing disclosure requirements under SFAS No. 157 regarding significant unobservable inputs (Level 3 inputs). FSP 157-3 became effective on October 10, 2008, including with respect to prior periods for which financial statements have not been issued. The adoption of SFAS No. 157 and related FSP’s had no impact on the condensed consolidated results of operations or financial position included herein, but requires that the Company provide additional required disclosures in the notes to its consolidated financial statements issued after the effective date. For more information see note 7.

Earnings Per Common Share—Basic and Diluted—Basic income from continuing operations per common share for the three and nine months ended September 30, 2008 and 2007 represents income from continuing operations divided by the weighted average number of common shares outstanding during the period. Diluted

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

income from continuing operations per common share for the three and nine months ended September 30, 2008 and 2007 represents income from continuing operations divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options and warrants as determined under the treasury stock method and upon conversion of the Company’s convertible notes, as determined under the if-converted method. For the three and nine months ended September 30, 2008, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 1.2 million and shares issuable upon exercise of the Company’s stock options of 6.2 million and 6.1 million, respectively, as the effect would be anti-dilutive. For the three and nine months ended September 30, 2007, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 20.8 million and 23.0 million, respectively, and shares issuable upon exercise of the Company’s stock options of 7.0 million and 5.7 million, respectively, as the effect would be anti-dilutive.

The following table sets forth basic and diluted income from continuing operations per common share computational data for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income from continuing operations	$60,516	$60,139	$153,373	$93,249

Effect of convertible notes	22	—	120	—

Income available to common shareholders, as adjusted for diluted earnings	$60,538	$60,139	$153,493	$93,249

Basic weighted average common shares outstanding	393,567	410,071	396,187	416,418
Dilutive securities:
Stock options, warrants and convertible notes	22,974	7,941	25,516	10,012

Diluted weighted average common shares outstanding	416,541	418,012	421,703	426,430

Basic income from continuing operations per common share	$0.15	$0.15	$0.39	$0.22

Diluted income from continuing operations per common share	$0.15	$0.14	$0.36	$0.22

Total Comprehensive Income—Total comprehensive income for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total comprehensive income	$58,633	$53,586	$264,006	$42,933

Total comprehensive income is comprised of net income and changes in the fair value of available-for-sale securities, derivative instruments and amortization of realized gains and losses on settled derivative instruments.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. Among other items, SFAS No. 141R changes the accounting for acquisitions by eliminating the step acquisition model, providing that contingent consideration be recognized at the time of acquisition (instead of being recognized when it is probable), disallowing the capitalization of transaction costs, and changing when restructurings related to acquisitions can be recognized. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company for acquisitions made after the January 1, 2009 effective date. The Company is in the process of evaluating the impact of the adoption of SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS No. 160). Among other items, SFAS No. 160 establishes consolidating parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company as of January 1, 2009. The Company is in the process of evaluating the impact the adoption of SFAS No. 160 will have on its consolidated results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). Among other items, this statement changes disclosure requirements and requires entities to provide enhanced disclosures about how and why entities use derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” and related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009. The Company is in the process of evaluating the impact the adoption of SFAS No. 161 will have on its disclosures.

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

As of September 30, 2008 and December 31, 2007, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $23.3 million and $23.0 million, respectively. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, the Company is unable to estimate the impact of the amount of such changes, if any, to its recorded uncertain tax positions.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (FIN 48), the Company recorded penalties and tax-related interest expense during the three and nine months ended September 30, 2008 of $1.7 million and $5.3 million, respectively. The Company recorded penalties and tax-related interest expense during the three and nine months ended September 30, 2007 of $2.9 million and $5.8 million, respectively. The Company recognized interest income from tax refunds of $1.5 million for the nine months ended September 30, 2007. As of September 30, 2008 and December 31, 2007, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the condensed consolidated balance sheets was $33.6 million and $30.7 million, respectively. In accordance with FIN 48, the Company also recorded a $36.5 million increase in the amount of unrecognized tax benefits related to uncertain tax positions during the nine months ended September 30, 2008, which is reflected as a reduction to the deferred income tax asset in the condensed consolidated balance sheets.

The Company files numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns in Mexico, Brazil and India. As a result of the Company’s ability to carry forward federal and state net operating losses, the applicable tax years remain open to examination until three years after the applicable loss carry forwards have been used or expired. The Company is currently undergoing U.S. federal income tax examinations for tax years 2004 and 2005. Additionally, it is subject to examinations in various U.S. state jurisdictions for certain tax years, and is under examination in Brazil for the 2001 through 2006 tax years and Mexico for the 2002 tax year.

As described in note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company expected that it would be able to recognize a tax benefit associated with its investment in Verestar, Inc. (Verestar), which filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. In April 2008, the Bankruptcy Court approved Verestar’s plan of liquidation, which is currently being completed by the trustee. The Company recorded an income tax benefit of $106.1 million related to losses associated with its investment in Verestar as income from discontinued operations during the nine months ended September 30, 2008.

3.	Financing Transactions

Term Loan—On March 24, 2008, the Company entered into a Notice of Incremental Facility Commitment with respect to an additional $325.0 million of term loan commitments (Term Loan) pursuant to the Company’s existing $1.25 billion senior unsecured revolving credit facility of American Tower Corporation (Revolving

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Credit Facility). At closing, the Company received net proceeds of approximately $321.7 million from the Term Loan, which, together with available cash was used to repay $325.0 million of existing indebtedness under the Revolving Credit Facility.

The basis for determining interest rates for the Term Loan is determined at the option of the Company with the margin ranging between 0.50% to 1.50% above the LIBOR rate for LIBOR based borrowings or between 0.00% to 0.50% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings.

The Term Loan contains certain financial ratios and operating covenants and other restrictions applicable to the Company and certain of its subsidiaries. Any failure to comply with the financial and operating covenants of the Term Loan would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest, becoming immediately due and payable.

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

Revolving Credit Facility—During the nine months ended September 30, 2008, the Company drew down and repaid amounts under the Revolving Credit Facility in the ordinary course, and also repaid $325.0 million of borrowings under the Revolving Credit Facility using net proceeds from the Term Loan, as discussed above. As of September 30, 2008, the Company had $700.0 million outstanding under its Revolving Credit Facility and had approximately $6.9 million of undrawn letters of credit outstanding.

Interest Rate Swap Agreements—During the nine months ended September 30, 2008, the Company entered into twelve additional interest rate swap agreements to manage exposure to variability in cash flows related to forecasted interest payments under its Revolving Credit Facility and Term Loan. As of September 30, 2008, the Company held fifteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $775.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011.

Stock Repurchase Programs—During the nine months ended September 30, 2008, the Company repurchased an aggregate of approximately 15.5 million shares of its Class A common stock (“Common Stock”) for an aggregate of approximately $617.6 million, including commissions and fees, pursuant to its publicly announced stock repurchase programs, as described below.

In February 2007, the Company announced a $1.5 billion stock repurchase program (2007 Buyback), which the Company ended in February 2008. Pursuant to the 2007 Buyback, the Company repurchased 4.3 million shares of its Common Stock for an aggregate of $163.7 million, including commissions and fees, during the three months ended March 31, 2008, resulting in total repurchases under the 2007 plan of approximately 35.3 million shares of Common Stock for an aggregate of $1.45 billion, including commissions and fees.

In March 2008, the Company announced that its Board of Directors approved the 2008 Buyback, pursuant to which the Company is authorized to purchase up to $1.5 billion of its Common Stock. The Company expects to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

fund repurchases through a combination of cash on hand, cash provided by operations, borrowings under its Revolving Credit Facility and future financing transactions, and purchases under this stock repurchase program are subject to the Company having available cash to fund repurchases. Under the program, the Company is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, the Company makes purchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which allows the Company to repurchase shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. During the nine months ended September 30, 2008, pursuant to the 2008 Buyback, the Company repurchased approximately 11.2 million shares of its Common Stock for an aggregate of $453.9 million, including commissions and fees, of which $450.3 million was paid in cash prior to September 30, 2008 and $3.6 million was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2008. Between October 1, 2008 and October 24, 2008, the Company repurchased an additional 1.0 million shares of its Common Stock for an aggregate of $30.1 million, including commissions and fees. As of October 24, 2008, the Company had repurchased a total of 12.2 million shares of its Common Stock for an aggregate of $484.0 million, including commissions and fees, pursuant to the 2008 Buyback.

3.25% Convertible Notes—During the nine months ended September 30, 2008, the Company issued approximately 1.5 million shares of its Common Stock upon conversion of approximately $18.3 million principal amount of its 3.25% convertible notes due August 1, 2010 (3.25% Notes). Pursuant to the terms of the indenture, holders of the 3.25% Notes are entitled to receive 81.808 shares of Common Stock for every $1,000 principal amount of notes converted. In April 2008, the Company issued approximately 1.1 million shares of its Common Stock upon conversion of approximately $13.6 million principal amount of its 3.25% Notes. In connection with the conversion, the Company paid such holders an aggregate of approximately $0.2 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of the future interest payments on the notes. In July 2008, the Company issued a notice for the redemption on August 6, 2008 of all of its outstanding 3.25% Notes. In accordance with the conversion provisions of the 3.25% Notes and the indenture for the 3.25% Notes, holders of the notes had the right at any time until and including, but not after, the close of business on August 5, 2008, to convert their notes into shares of the Company’s Common Stock. Holders of all $4.7 million of the outstanding 3.25% Notes converted their notes into an aggregate of approximately 0.4 million shares of the Company’s Common Stock prior to redemption. As a result, as of August 6, 2008, none of the 3.25% Notes remained outstanding. The Company recorded a charge of $0.2 million related to amounts paid in excess of carrying value, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2008.

3.00% Convertible Notes—During the nine months ended September 30, 2008, the Company issued approximately 1.7 million shares of its Common Stock upon conversion of approximately $35.7 million principal amount of its 3.00% convertible notes due August 15, 2012 (3.00% Notes). Pursuant to the terms of the indenture, holders of the 3.00% Notes are entitled to receive 48.7805 shares of Common Stock for every $1,000 principal amount of notes converted. In connection with the conversions, the Company paid such holders an aggregate of approximately $1.0 million calculated based on the discounted value of the future interest payments on the notes. This amount was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2008. The Company recorded a charge of $1.0 million related to amounts paid in excess of carrying value, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2008. As of September 30, 2008, $309.3 million principal amount of 3.00% Notes remained outstanding.

Subsequent to September 30, 2008, the Company issued an aggregate of approximately 7.2 million shares of its Common Stock upon conversion of approximately $147.1 million principal amount of its 3.00% Notes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Pursuant to the terms of the indenture, holders of the notes receive 48.7805 shares of the Company’s Common Stock for every $1,000 principal amount of notes converted. In connection with the conversions, the Company paid such holders an aggregate of approximately $3.7 million, calculated based on the discounted value of the future interest payments on the notes. As of November 5, 2008, approximately $162.2 million principal amount of the 3.00% Notes remained outstanding.

4.	Goodwill and Other Intangible Assets

The Company’s net carrying amount of goodwill was approximately $2.2 billion as of September 30, 2008 and December 31, 2007, all of which related to its rental and management segment. The following table presents summary information about the Company’s intangible assets subject to amortization (in thousands):

	September 30, 2008	December 31, 2007
Acquired customer base and network location intangibles	$1,783,644	$1,760,707
Acquired customer relationship intangible	775,000	775,000
Deferred financing costs	77,836	75,934
Acquired licenses and other intangibles	51,866	53,866

Total	2,688,346	2,665,507
Less accumulated amortization	(1,089,742)	(979,073)

Other intangible assets, net	$1,598,604	$1,686,434

The Company amortizes its intangible assets over periods ranging from three to twenty years. Amortization of intangible assets for the three and nine months ended September 30, 2008 was approximately $37.6 million and $105.7 million, respectively (excluding amortization of deferred financing costs, which is included in interest expense).

5.	Stock-Based Compensation

The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2008 of approximately $13.2 million and $43.1 million, respectively, and stock-based compensation expense during the three and nine months ended September 30, 2007 of approximately $15.3 million and $43.5 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2007 includes $7.6 million related to the modification of certain stock option awards to revise vesting and exercise terms for certain terminated employees. The Company did not capitalize any stock-based compensation during the nine months ended September 30, 2008 and 2007.

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

Stock Options—During the nine months ended September 30, 2008, the Company granted stock options to purchase 1.6 million shares of its Common Stock pursuant to the 2007 Plan. Option grants generally vest ratably over various periods, generally four years, and expire ten years from the date of grant. As of September 30, 2008, the Company had the ability to grant stock-based awards with respect to an aggregate of 26.5 million shares of the Company’s Common Stock under the 2007 Plan.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table summarizes the Company’s option activity for the nine months ended September 30, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2008	17,392,583	$26.42
Granted	1,629,700	39.24
Exercised	(4,023,081)	18.72
Cancelled	(1,150,749)	31.47

Outstanding as of September 30, 2008	13,848,453	$34.43	7.39	$120.8

Exercisable as of September 30, 2008	5,914,350	$27.02	6.35	$82.4

Vested and expected to vest, net of estimated forfeitures, as of September 30, 2008	13,485,573	$29.41	7.38	$104.6

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option pricing model based on the assumptions listed below:

	January 1, 2008 – September 30, 2008	January 1, 2007 – September 30, 2007
Range of risk-free interest rate	1.88% - 3.05%	4.47% - 4.92%
Weighted average risk-free interest rate	1.92%	4.50%
Expected life of option grants	4.00 years	6.25 years
Range of expected volatility of underlying stock price	28.51% - 28.72%	27.53% - 28.11%
Weighted average expected volatility of underlying stock price	28.65%	28.01%
Expected annual dividends	N/A	N/A

In December 2007, the SEC issued SAB No. 110. SAB No. 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107 “Share-Based Payment” (SAB No. 107), in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R. SAB No. 110 allows companies, under certain circumstances, to use the simplified method beyond December 31, 2007. Prior to the adoption of SAB No. 110, the Company used the simplified method under SAB No. 107 since July 1, 2005 to determine the expected life of its stock options. In connection with the January 1, 2008 adoption of SFAS No. 110, the Company reexamined its historical pattern of option exercises in an effort to determine if there were any discernable patterns of employee activity. The expected life computation has been revised to take into consideration historical exercise patterns and post-vesting termination behavior within the employee population. Based on its examination, the Company determined that the expected life assumption used in valuing future grants of its stock options should be reduced in accordance with SAB No. 110. Accordingly, the impact of the adoption of SAB No. 110 resulted in a change in the expected life of options granted after January 1, 2008 to four years.

The weighted average grant date fair value for the stock options granted during the three and nine months ended September 30, 2008 was $11.41 and $9.69, respectively, and for the three and nine months ended September 30, 2007 was $15.31 and $14.41, respectively. The total fair value of the options vested during the nine months ended September 30, 2008 and 2007 was $47.3 million and $35.3 million, respectively. As of September 30, 2008, total unrecognized compensation expense related to unvested stock options was $63.0 million, and that cost is expected to be recognized over a weighted average period of approximately two years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The total intrinsic value for stock options exercised during the three and nine months ended September 30, 2008 was $34.2 million and $91.1 million, respectively, and for the three and nine months ended September 30, 2007 was $16.8 million and $138.7 million, respectively. The amount of cash received from the exercise of stock options was $74.7 million and $109.3 million during the nine months ended September 30, 2008 and 2007, respectively.

Restricted Stock Units—During the nine months ended September 30, 2008, the Company granted restricted stock units with respect to 1.2 million shares of its Common Stock pursuant to the 2007 Plan. Restricted stock units generally vest ratably over various periods, generally four years. The Company recognizes the expense associated with restricted stock units over the vesting term. The expense is based on the fair market value of the restricted stock units awarded at the date of grant, times the number of shares subject to the units awarded.

The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2008:

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2008	—	—
Granted	1,224,135	$37.86
Vested	(11,440)	37.70
Cancelled	(94,325)	37.98

Outstanding as of September 30, 2008	1,118,370	$37.85

Vested and expected to vest, net of estimated forfeitures, as of September 30, 2008	1,030,003	$37.86

The total fair value of the restricted stock units that vested during the nine months ended September 30, 2008 was $0.4 million. As of September 30, 2008, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan was $36.5 million, and that cost is expected to be recognized over a weighted average period of approximately four years.

Employee Stock Purchase Plan—The Company also maintains an employee stock purchase plan (ESPP) for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the nine months ended September 30, 2008 and 2007, 25,710 and 28,000 shares, respectively, were purchased by employees under the ESPP. The fair value for the ESPP shares purchased during the June 2008, December 2007, June 2007 and December 2006 offering periods was $9.98, $10.03, $9.71 and $8.62, respectively.

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

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2008 and 2007 is shown in the table below. The Other column below represents amounts excluded from specific segments, such as stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; impairments, and net loss on sale of long-lived assets; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as well as reconciles segment operating profit to income before income taxes, minority interest and income on equity method investments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Three months ended September 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2008
Segment revenues	$394,396	$14,872		$409,268
Segment operating expenses	93,696	10,161		103,857
Interest income, TV Azteca, net	3,586			3,586

Segment gross margin	304,286	4,711		308,997

Segment selling, general, administrative and development expenses	17,514	869		18,383

Segment operating profit	$286,772	$3,842		290,614

Other selling, general, administrative and development expense			$26,336	26,336
Depreciation, amortization and accretion	$101,927	$655	1,807	104,389
Other expenses (principally interest expense)			64,365	64,365

Income before income taxes, minority interest and income on equity method investments				$95,524

Three months ended September 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2007
Segment revenues	$358,623	$8,962		$367,585
Segment operating expenses	83,936	4,841		88,777
Interest income, TV Azteca, net	3,584			3,584

Segment gross margin	278,271	4,121		282,392

Segment selling, general, administrative and development expenses	15,885	871		16,756

Segment operating profit	$262,386	$3,250		265,636

Other selling, general, administrative and development expense			$32,274	32,274
Depreciation, amortization and accretion	$129,436	$550	1,498	131,484
Other expenses (principally interest expense)			56,144	56,144

Income before income taxes, minority interest and income on equity method investments				$45,734

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Nine months ended September 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2008
Segment revenues	$1,152,722	$32,458		$1,185,180
Segment operating expenses	272,579	18,710		291,289
Interest income, TV Azteca, net	10,711			10,711

Segment gross margin	890,854	13,748		904,602

Segment selling, general, administrative and development expenses	49,991	3,060		53,051

Segment operating profit	$840,863	$10,688		851,551

Other selling, general, administrative and development expense			$82,361	82,361
Depreciation, amortization and accretion	$294,074	$1,846	5,238	301,158
Other expenses (principally interest expense)			194,157	194,157

Income before income taxes, minority interest and income on equity method investments				$273,875

Nine months ended September 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2007
Segment revenues	$1,055,427	$23,055		$1,078,482
Segment operating expenses	253,607	12,495		266,102
Interest income, TV Azteca, net	10,666			10,666

Segment gross margin	$812,486	$10,560		$823,046

Segment selling, general, administrative and development expenses	48,847	2,674		51,521

Segment operating profit	$763,639	$7,886		$771,525

Other selling, general, administrative and development expense			$88,215	88,215
Depreciation, amortization and accretion	$387,128	$1,603	4,584	393,315
Other expenses (principally interest expense)			178,778	178,778

Income before income taxes, minority interest and income on equity method investments				$111,217

7.	Fair Value Measurements

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of September 30, 2008:

	September 30, 2008
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments and available-for-sale securities	$8,013			$8,013
Interest rate swap agreements		$5,786		$5,786

Liabilities:
Interest rate swap agreements		$2,175		$2,175

The fair value of the Company’s interest rate swap agreements recorded as assets is included in notes receivable and other long-term assets, and the fair value of its interest rate swap agreements recorded as liabilities is included in other long-term liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2008. Fair valuations of the Company’s interest rate swap agreements reflect the value of the instrument including the values associated with counterparty risk. With the issuance of SFAS No. 157, these values must also take into account the Company’s own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract.

8.	Commitments and Contingencies

Legal and Governmental Proceedings Related to Review of Stock Option Granting Practices and Related Accounting—During the year ended December 31, 2006, the Company received a letter of informal inquiry from the SEC Division of Enforcement, a subpoena from the United States Attorney’s Office for the Eastern District of New York, and an Information Document Request from the Internal Revenue Service (IRS), each requesting documents related to Company stock option grants and stock option practices. In addition, in August 2007, the Company received a request for information from the Department of Labor (DOL) with respect to the Company’s retirement savings plan, including documents related to Company stock option grants and the Company’s historical stock option administrative practices. In September 2008, the DOL concluded its review and advised the Company that no action would be taken. The reviews being conducted by the SEC, the U.S.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Attorney’s Office and the IRS remain ongoing, and the Company continues to cooperate on these matters. For more information, see note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company is subject to a securities class action relating to its historical stock option granting practices and related accounting. On May 26, 2006, a securities class action was filed in United States District Court for the District of Massachusetts against the Company and certain of its current officers by John S. Greenebaum for monetary relief. Specifically, the complaint named the Company, James D. Taiclet, Jr. and Bradley E. Singer as defendants and alleged that the defendants violated federal securities laws in connection with public statements made relating to the Company’s stock option practices and related accounting. The complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In December 2006, the court appointed the Steamship Trade Association-International Longshoreman’s Association Pension Fund as the lead plaintiff. In March 2007, plaintiffs filed an amended consolidated complaint, which included additional current and former officers and directors of the Company as defendants. In December 2007, the Company announced that it had reached a settlement in principle regarding the securities class action. The settlement, which was preliminarily approved by the court in February 2008, provided for a payment by the Company of $14.0 million and would lead to a dismissal of all claims against all defendants in the litigation. The Company paid $250,000 of the settlement amount to an escrow account controlled by the plaintiffs during the quarter ended March 31, 2008. In April 2008, the Company paid the remaining settlement amount of $13.8 million into escrow and received $12.5 million in insurance proceeds. In May 2008, the original plaintiff, Mr. Greenebaum, filed an objection to the settlement. Following a hearing in June 2008, the Court dismissed Mr. Greenebaum’s objection and approved the settlement. In July 2008, Mr. Greenebaum filed an untimely request to opt-out of the settlement class certified by the Court in its orders, which the Court denied in August 2008. Mr. Greenebaum filed a notice of appeal of the Court’s final order approving the settlement agreement and of the Court’s decision denying his untimely request to opt out of the settlement class. The members of the plaintiff class will not be entitled to draw the funds until the Court makes a final decision with respect to Mr. Greenebaum’s claims on appeal.

On May 24, 2006 and June 14, 2006, two shareholder derivative lawsuits were filed in Suffolk County Superior Court in Massachusetts by Eric Johnston and Robert L. Garber, respectively. The lawsuits were filed against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties and unjust enrichment in connection with the Company’s historical stock option granting practices. The lawsuits also named the Company as a nominal defendant. The lawsuits sought to recover the damages sustained by the Company and disgorgement of all profits received with respect to the alleged backdated stock options. In October 2006, these two lawsuits were consolidated, and in October 2007, the court dismissed the complaint, without leave to amend, due to the plaintiffs’ failure to make a demand upon the Company’s Board of Directors before initiating their lawsuits. In December 2007, the plaintiffs filed an appeal of that decision to the Massachusetts Court of Appeals which the Company is opposing and in April 2008, the Company filed a motion to dismiss the appeal as moot. In June 2008, the Massachusetts Supreme Judicial Court elected, on its own motion, to hear the appeal, which remains pending.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

Mexico Litigation—One of the Company’s subsidiaries, SpectraSite Communications, Inc. (SCI), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary was sold in 2002, prior to the Company’s merger with SCI’s parent in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for the Company is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have full jurisdiction over SCI. These decisions were appealed by the plaintiff, and in July 2008, they were reversed by an intermediate Mexican appellate court. SCI has appealed that ruling to a higher constitutional court in Mexico. The Company believes that the current appellate decision is incorrect and that SCI ultimately should prevail. The intermediate appellate court identified potential damages of approximately $23.0 million. The Company is unable to estimate its share, if any, of that potential liability at this stage of the proceedings, and it intends to continue to defend vigorously its rights and interests in this matter.

AT&T Transaction—SpectraSite entered into an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (AT&T), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the Company’s securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SpectraSite has the option to purchase the sites subject to the lease or sublease upon their expiration. Each of the towers is assigned into an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $366.5 million as of September 30, 2008, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by SpectraSite at the expiration of the lease or sublease, AT&T has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL Communications, Inc. (ALLTEL) to acquire communications towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase these towers at the expiration of the sublease period, which will occur between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the sublease period. The aggregate purchase option price for the subleased towers was approximately $60.5 million as of September 30, 2008. At ALLTEL’s option, at the expiration of the sublease period the purchase price will be payable in cash or with 769 shares of the Company’s Common Stock per tower.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of Company management, after consultation with counsel, other than the legal proceedings discussed above, there are no matters currently pending which would, in the event of adverse outcome, have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could” or “may,” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” beginning on page 34 and our Annual Report on Form 10-K for the year ended December 31, 2007, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a leading wireless and broadcast communications infrastructure company with a portfolio of over 23,000 communications sites, including wireless communications towers, broadcast communications towers and distributed antenna systems. We own, operate and develop communications sites in the United States, Mexico, Brazil and India. Our portfolio of wireless and broadcast tower sites consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of September 30, 2008, over 19,500 tower sites in the United States and over 3,600 in Mexico and Brazil. Our portfolio also includes approximately 160 in-building distributed antenna systems that we operate in malls and casino/hotel resorts in the United States. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for third parties in the United States, Mexico and Brazil. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. This segment of our business, which we refer to as our rental and management segment, accounted for approximately 96% and 97% of our total revenues for the three and nine months ended September 30, 2008.

Our communications site portfolio provides us with a recurring base of leasing revenues from our existing customers and growth potential due to the capacity to add more tenants and equipment to these sites. Our broad network of communications sites enables us to address the needs of national, regional, local and emerging wireless service providers. Through our network development services segment, we also offer services that are complementary to our site leasing operations and that facilitate the addition of new tenants and equipment on our sites. We intend to capitalize on the increasing use of wireless communications services by actively marketing space available for lease on our existing sites and selectively developing or acquiring new sites that meet our return on investment criteria.

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment gross margin and segment operating profit as a means to measure operating performance in these business segments. We define segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and impairments and net loss (gain) on sale of long-lived assets. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the rental and management segment also include interest income, TV Azteca, net (see note 6 to our condensed consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other (expense) income, minority interest in net earnings of subsidiaries, income on equity method investments, income taxes and discontinued operations.

Results of Operations

Three Months Ended September 30, 2008 and 2007 (dollars in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)

	2008	2007
REVENUES:
Rental and management	$394,396	$358,623	$35,773	10%
Network development services	14,872	8,962	5,910	66

Total revenues	409,268	367,585	41,683	11

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	93,696	83,936	9,760	12
Network development services	10,161	4,841	5,320	110
Depreciation, amortization and accretion	104,389	131,484	(27,095)	(21)
Selling, general, administrative and development expense (including stock-based compensation expense of $13,249 and $15,266, respectively)	44,719	49,030	(4,311)	(9)
Impairments, net loss (gain) on sale of long-lived assets	1,936	(197)	2,133	—

Total operating expenses	254,901	269,094	(14,193)	(5)

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	3,586	3,584	2	—
Interest income	1,017	2,345	(1,328)	(57)
Interest expense	(63,546)	(59,919)	3,627	6
Loss on retirement of long-term obligations	(959)	(108)	851	788
Other income	1,059	1,341	(282)	(21)
Income tax (provision) benefit	(34,918)	14,483	(49,401)	(341)
Minority interest in net earnings of subsidiaries	(95)	(80)	15	19
Income on equity method investments	5	2	3	150

Income from continuing operations	60,516	60,139	377	1
Loss from discontinued operations, net	(50)	(511)	(461)	(90)

Net income	$60,466	$59,628	$838	1

Total Revenues

Total revenues for the three months ended September 30, 2008 were $409.3 million, an increase of $41.7 million from the three months ended September 30, 2007. Approximately $35.8 million of the increase was attributable to an increase in rental and management revenue, with the remaining portion of the increase attributable to network development services revenue.

Rental and Management Revenue

Rental and management revenue for the three months ended September 30, 2008 was $394.4 million, an increase of $35.8 million from the three months ended September 30, 2007. Approximately $28.6 million of the increase resulted from incremental revenue generated by communications sites that existed during the entire period between July 1, 2007 and September 30, 2008, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators, net of straight-line accounting treatment and favorable foreign currency exchange rates, partially offset by a $4.3 million decrease in revenue resulting from a non-recurring positive revenue adjustment that was recorded during the three months ended September 30, 2007 related to a utility reimbursement agreement that was reached with a U.S. customer. The net effect of straight-line revenue for the three months ended September 30, 2008 was a $3.7 million decrease from the prior year period. Approximately $7.2 million of the increase resulted from approximately 920 communications sites acquired and/or constructed subsequent to July 1, 2007. We believe that our rental and management revenue will grow as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless service providers.

Network Development Services Revenue

Network development services revenue for the three months ended September 30, 2008 was $14.9 million, an increase of $5.9 million from the three months ended September 30, 2007. This increase was primarily attributable to revenues generated from our site acquisition, zoning and permitting services. As we continue to focus on and grow our site leasing business, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2008 were $254.9 million, a decrease of approximately $14.2 million from the three months ended September 30, 2007. The decrease was primarily attributable to a decrease in depreciation, amortization and accretion expense of $27.1 million and a decrease in selling, general, administrative and development expense of $4.3 million. These decreases were partially offset by increases in expenses within our rental and management segment of $9.8 million and network development services segment of $5.3 million and an increase in impairments, net loss on sale of long-lived assets of $2.1 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the three months ended September 30, 2008 was $93.7 million, an increase of $9.8 million from the three months ended September 30, 2007. The increase was the result of an approximately $6.9 million increase in expenses attributable to communications sites which existed during the period between July 1, 2007 and September 30, 2008 and a $2.9 million increase in expenses related to approximately 920 sites acquired and/or constructed subsequent to July 1, 2007. The $6.9 million increase in expenses for the communications sites that existed during the period between July 1, 2007 and September 30, 2008, was primarily as a result of a $2.9 million expense accrual reduction that was recorded during the three months ended September 30, 2007, related to the utility reimbursement agreement described above, with the balance attributable to land rent increases and the appreciation of the Mexican Peso and Brazilian Real against the U.S. Dollar.

Rental and management segment gross margin for the three months ended September 30, 2008 was $304.3 million, an increase of $26.0 million from the three months ended September 30, 2007. The increase primarily resulted from additional rental and management revenue described above.

Rental and management segment operating profit for the three months ended September 30, 2008 was $286.8 million, an increase of $24.4 million from the three months ended September 30, 2007. This was comprised of the $26.0 million increase in rental and management segment gross margin described above, partially offset by an increase of approximately $1.6 million in selling, general, administrative and development expenses related to the rental and management segment.

Network Development Services Expense

Network development services expense for the three months ended September 30, 2008 was $10.2 million, an increase of $5.3 million from the three months ended September 30, 2007. The increase correlates to the growth in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion for the three months ended September 30, 2008 was $104.4 million, a decrease of $27.1 million from the three months ended September 30, 2007. The decrease was primarily due to our revision of the estimated useful lives of our towers and certain related intangible assets from our historical estimate of 15 years to a revised estimate of 20 years. This change was based on a review that we completed in the first quarter of 2008, the effect of which was accounted for prospectively effective January 1, 2008. We expect the change in estimate to result in a decrease of approximately $121.8 million in depreciation and amortization expense for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the three months ended September 30, 2008 was $44.7 million, a decrease of $4.3 million from the three months ended September 30, 2007. The decrease was primarily attributable to a decrease of approximately $6.2 million in costs associated with the review of our stock option granting practices and related legal and governmental proceedings, partially offset by an increase in expenses related to international business development.

Interest Expense

Interest expense for the three months ended September 30, 2008 was $63.5 million, an increase of $3.6 million from the three months ended September 30, 2007. The increase was primarily attributable to an increase in average outstanding debt of approximately $457.2 million and an increase in the average borrowing rate.

Loss on Retirement of Long-Term Obligations

Loss on retirement of long-term obligations for the three months ended September 30, 2008 was $1.0 million, an increase of $0.9 million from the three months ended September 30, 2007.

In connection with the conversion of $35.7 million principal amount of our 3.00% convertible notes due August 15, 2012 (“3.00% Notes”) into shares of our Class A common stock (“Common Stock”), we paid such holders an aggregate of approximately $1.0 million. This amount was included in accounts payable and accrued expenses as of September 30, 2008. As a result, we recorded a charge of $1.0 million related to the amounts paid in excess of carrying value.

Other Income

Other income for the three months ended September 30, 2008 was $1.1 million, as compared to other income of $1.3 million for the three months ended September 30, 2007. Other income for the three months ended September 30, 2008 consisted primarily of foreign currency gains of approximately $1.1 million. Other income for the three months ended September 30, 2007 consisted primarily of gains of approximately $1.0 million from the sale of available-for-sale securities.

Income Tax (Provision) Benefit

The income tax provision for the three months ended September 30, 2008 was $34.9 million, as compared to a benefit of $14.5 million for the three months ended September 30, 2007. The effective tax rate was 36.6% for the three months ended September 30, 2008, as compared to an effective tax rate of 31.7% for the three months ended September 30, 2007.

The effective tax rates on income from continuing operations for the three months ended September 30, 2008 and September 30, 2007 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes.

Loss from Discontinued Operations, Net

Loss from discontinued operations, net for the three months ended September 30, 2008 was $0.1 million, as compared to a loss from discontinued operations of $0.5 million for the three months ended September 30, 2007, representing a decrease of approximately $0.4 million from the prior year period. The decrease is primarily attributable to a decrease in legal expenses related to our discontinued operations.

Nine Months Ended September 30, 2008 and 2007 (dollars in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2008	2007
REVENUES:
Rental and management	$1,152,722	$1,055,427	$97,295	9%
Network development services	32,458	23,055	9,403	41

Total revenues	1,185,180	1,078,482	106,698	10

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	272,579	253,607	18,972	7
Network development services	18,710	12,495	6,215	50
Depreciation, amortization and accretion	301,158	393,315	(92,157)	(23)
Selling, general, administrative and development expense (including stock-based compensation expense of $43,111 and $43,480, respectively)	135,412	139,736	(4,324)	(3)
Impairments, net loss on sale of long-lived assets	3,308	1,432	1,876	131

Total operating expenses	731,167	800,585	(69,418)	(9)

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	10,711	10,666	45	—
Interest income	2,959	9,186	(6,227)	(68)
Interest expense	(191,568)	(171,577)	19,991	12
Loss on retirement of long-term obligations	(1,195)	(33,168)	(31,973)	(96)
Other (expense) income	(1,045)	18,213	(19,258)	(106)
Income tax provision	(120,254)	(17,714)	102,540	579
Minority interest in net earnings of subsidiaries	(266)	(264)	2	1
Income on equity method investments	18	10	8	80

Income from continuing operations	153,373	93,249	60,124	64
Income (loss) from discontinued operations, net	108,034	(31,384)	139,418	444

Net income	$261,407	$61,865	$199,542	323

Total Revenues

Total revenues for the nine months ended September 30, 2008 were $1,185.2 million, an increase of $106.7 million from the nine months ended September 30, 2007. Approximately $97.3 million of the increase was attributable to an increase in rental and management revenue, with the remaining portion of the increase attributable to network development services revenue.

Rental and Management Revenue

Rental and management revenue for the nine months ended September 30, 2008 was $1,152.7 million, an increase of $97.3 million from the nine months ended September 30, 2007. Approximately $79.0 million of the increase resulted from incremental revenue generated by communications sites that existed during the entire period between January 1, 2007 and September 30, 2008, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators, net of straight-line accounting treatment and favorable foreign currency exchange rates, offset by a $4.3 million decrease in revenue resulting from a non-recurring positive revenue adjustment that was recorded during the three months ended September 30, 2007 related to a utility reimbursement agreements that was reached with a

U.S. customer. The net effect of straight-line revenue for the nine months ended September 30, 2008 was a $13.2 million decrease from the prior year period. Approximately $18.3 million of the increase resulted from approximately 1,030 communications sites acquired and/or constructed subsequent to January 1, 2007. We believe that our rental and management revenue will grow as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless service providers.

Network Development Services Revenue

Network development services revenue for the nine months ended September 30, 2008 was $32.5 million, an increase of $9.4 million from the nine months ended September 30, 2007. This increase was primarily attributable to revenues generated from our site acquisition, zoning and permitting services. As we continue to focus on and grow our site leasing business, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2008 were $731.2 million, a decrease of $69.4 million from the nine months ended September 30, 2007. The decrease was primarily attributable to a decrease in depreciation, amortization and accretion expense of $92.2 million and a decrease in selling, general, administrative and development expense of $4.3 million. These decreases were offset by an increase in expenses within our rental and management segment of $19.0 million, an increase in expenses within our network development services segment of $6.2 million and an increase in impairments, net loss on sale of long-lived assets of $1.9 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the nine months ended September 30, 2008 was $272.6 million, an increase of $19.0 million from the nine months ended September 30, 2007. The increase was the result of an approximately $12.4 million increase in expenses attributable to communications sites which existed during the period between January 1, 2007 and September 30, 2008, and approximately $6.6 million of the increase related to the approximately 1,030 sites acquired and/or constructed subsequent to January 1, 2007. The $12.4 million increase in expenses for the communications sites that existed during the period between July 1, 2007 and September 30, 2008, was primarily as a result of land rent increases, the appreciation of the Mexican Peso and Brazilian Real against the U.S. Dollar, and a $2.9 million expense accrual reduction that was recorded during the nine months ended September 30, 2007, related to the utility reimbursement described above.

Rental and management segment gross margin for the nine months ended September 30, 2008 was $890.9 million, an increase of $78.4 million from the nine months ended September 30, 2007. The majority of the increase resulted from the additional rental and management revenue described above.

Rental and management segment operating profit for the nine months ended September 30, 2008 was $840.9 million, an increase of $77.2 million from the nine months ended September 30, 2007. This was comprised of the $78.4 million increase in rental and management segment gross margin described above, and an increase of $1.1 million in selling, general, administrative and development expenses related to the rental and management segment.

Network Development Services Expense

Network development services expense for the nine months ended September 30, 2008 was $18.7 million, an increase of $6.2 million from the nine months ended September 30, 2007. The majority of the increase correlates to the growth in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the nine months ended September 30, 2008 was $301.2 million, a decrease of $92.2 million from the nine months ended September 30, 2007. The decrease was primarily due to our revision of the estimated useful lives of our towers and certain related intangible assets from our historical estimate of 15 years to a revised estimate of 20 years. This change was based on a review that we completed in the first quarter of 2008, the effect of which was accounted for prospectively effective January 1, 2008. We expect the change in estimate to result in a decrease of approximately $121.8 million in depreciation and amortization expense for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the nine months ended September 30, 2008 was $135.4 million, a decrease of $4.3 million from the nine months ended September 30, 2007. The decrease was primarily attributable to a decrease of approximately $9.5 million in costs associated with the review of our stock option granting practices and related legal and governmental proceedings. These decreases were partially offset by increases in information technology spending and in expenses related to international business development.

Interest Expense

Interest expense for the nine months ended September 30, 2008 was $191.6 million, an increase of $20.0 million from the nine months ended September 30, 2007. The increase was primarily attributable to an increase in average outstanding debt of approximately $630.1 million, partially offset by a decrease in the average borrowing rate.

Loss on Retirement of Long-Term Obligations

Loss on retirement of long-term obligations for the nine months ended September 30, 2008 was $1.2 million, a decrease of $32.0 million from the nine months ended September 30, 2007.

In connection with the conversion of $13.6 million principal amount of our 3.25% Notes and $35.7 million principal amount of our 3.00% Notes into shares of our Common Stock, we paid such holders an aggregate of approximately $1.2 million in cash. Approximately $1.0 million of this amount was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2008. As a result of these transactions, we recorded a charge of $1.2 million related to amounts paid in excess of the carrying value.

During the nine months ended September 30, 2007, approximately $73.0 million principal amount of 3.25% Notes were converted into shares of our Common Stock, and we repurchased pursuant to tender offers approximately $192.5 million principal amount of our 5.0% convertible notes due 2010 (“5.0% Notes”) and $324.8 million principal amount of ATI 7.25% senior subordinated notes due 2011 (“7.25% Notes”). We also repaid all amounts outstanding under the two credit facilities at our principal operating subsidiaries and terminated all commitments thereunder. As a result of these transactions, we recorded a charge of $33.2 million related to amounts paid in excess of the carrying value and the write-off of related deferred financing fees.

Other (Expense) Income

Other expense for the nine months ended September 30, 2008 was $1.0 million, as compared to other income of $18.2 million for the nine months ended September 30, 2007. Other expense for the nine months ended September 30, 2008 consisted primarily of foreign currency losses of approximately $1.0 million. Other income for the nine months ended September 30, 2007 consisted primarily of approximately $16.9 million of gains from the sale of available-for-sale securities and the mark-to-market and subsequent settlement of interest rate swap agreements.

Income Tax Provision

The income tax provision for the nine months ended September 30, 2008 was $120.3 million, as compared to $17.7 million for the nine months ended September 30, 2007, representing an increase of $102.5 million from the prior year period. The effective tax rate was 43.9% for the nine months ended September 30, 2008 as compared to 15.9% for the nine months ended September 30, 2007.

The effective tax rates on income from continuing operations for the nine months ended September 30, 2008 and September 30, 2007 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes.

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

As described in note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, we expected that we would be able to recognize a tax benefit associated with our investment in Verestar, which filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. In April 2008, the Bankruptcy Court approved Verestar’s plan of liquidation, which is currently being completed by the trustee. We recorded an income tax benefit of $106.1 million related to losses associated with our investment in Verestar as income from discontinued operations during the nine months ended September 30, 2008.

Income (Loss) From Discontinued Operations, Net

Income from discontinued operations, net for the nine months ended September 30, 2008 was $108.0 million, as compared to a loss from discontinued operations of $31.4 million for the nine months ended September 30, 2007, representing an increase of $139.4 million from the prior year period. During the nine months ended September 30, 2008, we recorded an income tax benefit of $106.1 million related to losses associated with our investment in Verestar as income from discontinued operations. During the nine months ended September 30, 2007, we recorded a $32.0 million liability associated with the Verestar bankruptcy proceedings equal to the settlement amount, which we paid in November 2007.

Liquidity and Capital Resources

The information in this section updates as of September 30, 2008 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2007 and should be read in conjunction with that report.

As of September 30, 2008, we had total outstanding indebtedness of approximately $4.4 billion. During the nine months ended September 30, 2008 and the year ended December 31, 2007, we generated sufficient cash flows from operations to fund our capital expenditures and cash interest obligations. We believe our cash provided by operations during the next twelve months will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for the next twelve months.

The following table summarizes our borrowings under our credit facility and term loan, and the balance outstanding under our notes and the certificates issued in our securitization transaction (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	April 15, 2014	*
Revolving credit facility	700,000	June 8, 2012
Term loan	325,000	June 8, 2012
7.25% senior subordinated notes	288	December 1, 2011
7.50% senior notes	225,000	May 1, 2012
7.125% senior notes	501,212	October 15, 2012
7.00% senior notes	500,000	October 15, 2017
5.0% convertible notes	59,683	February 15, 2010
3.00% convertible notes**	308,927	August 15, 2012
2.25% convertible notes	42	October 15, 2009

Total	$4,370,152

*	Anticipated repayment date; final legal maturity date is April 2037.
**	Reflects the balance outstanding as of September 30, 2008. As of November 5, 2008, holders of an additional $147.1 million of 3.00% Notes converted their notes. As of November 5, 2008, approximately $162.2 million principal amount of 3.00% Notes remained outstanding.

Uses of Cash

Stock Repurchase Programs.    During the nine months ended September 30, 2008, we repurchased an aggregate of approximately 15.5 million shares of our Common Stock for an aggregate of approximately $617.6 million, including commissions and fees, pursuant to our publicly announced stock repurchase programs.

In February 2007, we announced a $1.5 billion stock repurchase program (the “2007 Buyback”), which we ended in February 2008. Pursuant to the 2007 Buyback, we repurchased 4.3 million shares of our Common Stock for an aggregate of $163.7 million, including commissions and fees, during the three months ended March 31, 2008. Under the 2007 Buyback, we repurchased a total of 35.3 million shares of our Common Stock for an aggregate of $1.45 billion, including commissions and fees.

In March 2008, we announced that our Board of Directors approved a new $1.5 billion stock repurchase program (the “2008 Buyback”) pursuant to which we intend to repurchase up to $1.5 billion of our Common Stock. We expect to fund repurchases through a combination of cash on hand, cash provided by operations, borrowings under our existing $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and future financing transactions, and purchases under this stock repurchase program are subject to us having available cash to fund repurchases. Pursuant to the 2008 Buyback, we repurchased 11.2 million shares of our Common Stock for an aggregate of $453.9 million, including commissions and fees, during the nine months ended September 30, 2008. Between October 1, 2008 and October 24, 2008, we repurchased an additional 1.0 million shares of our Common Stock for an aggregate of $30.1 million, including commissions and fees. As of October 24, 2008, we had repurchased a total of 12.2 million shares of our Common Stock for an aggregate of $484.0 million, including commissions and fees, pursuant to the 2008 Buyback. We remain committed to our stock repurchase program, but expect that we may adjust the pacing of the program in response to general market conditions and other relevant factors.

For more information regarding our stock repurchase programs, please see “Unregistered Sales of Equity Securities and Use of Proceeds” below, note 3 to our condensed consolidated financial statements herein, and note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Tower Improvements, Tower Construction and In-Building System Installation, Tower and Land Acquisition and Ground Lease Prepayments.    During the nine months ended September 30, 2008, payments for purchases of property and equipment and construction activities totaled $165.2 million. In addition, during the nine months ended September 30, 2008, we spent $32.6 million to acquire 257 towers and $9.7 million for the prepayment of long-term ground leases. We plan to continue to allocate our available capital among investment alternatives that meet our return criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our investment criteria. We anticipate that we will construct approximately 650 new sites in 2008, including towers and in-building systems in the United States, Mexico, Brazil and India. These new sites include approximately 200 tower sites in India under build to suit agreements entered into with wireless carriers in 2008. We expect that our 2008 total capital expenditures will be between approximately $230.0 million and $250.0 million. In addition, we expect to spend a total of approximately $12.0 million during 2008 for the prepayment of long-term ground leases.

Refinancing and Repurchases of Debt.    In order to extend the maturity dates of our indebtedness, lower our cost of debt and improve our financial flexibility, we use our available liquidity and seek new sources of liquidity to refinance and repurchase our outstanding indebtedness. During the nine months ended September 30, 2008, we entered into a Notice of Incremental Facility Commitment with respect to an additional $325.0 million of term loan commitments (“Term Loan”) pursuant to our Revolving Credit Facility, and used the net proceeds, together with available cash, to repay $325.0 million of existing indebtedness under the Revolving Credit Facility. For more information about our financing activities, see “—Refinancing Activities and Repurchases of Debt” below.

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

A description of our contractual debt obligations is included in Item 3. “Quantitative and Qualitative Disclosures about Market Risk.” As discussed in note 1 to our condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”) during the year ended December 31, 2007, which resulted in the classification of uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next twelve months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $31.5 million as other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2008. We also classified approximately $33.6 million of accrued income tax-related interest and penalties as other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2008.

Sources of Cash

American Tower Corporation is a holding company, and our cash flows are derived primarily from distributions from our operating subsidiaries or funds raised through credit facilities and debt and equity offerings. Our principal United States operating subsidiaries are American Towers, Inc. (“ATI”) and SpectraSite Communications, LLC (“SpectraSite”). We conduct our international operations through our subsidiary, American Tower International, Inc., which in turn conducts operations through its various international operating subsidiaries. Our international operations consist primarily of our operations in Mexico and Brazil.

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

Total Liquidity at September 30, 2008.    As of September 30, 2008, we had approximately $609.4 million of total liquidity, comprised of approximately $66.2 million in cash and cash equivalents and the ability to borrow approximately $543.1 million under our Revolving Credit Facility.

Cash Provided by Operations.    For the nine months ended September 30, 2008, our cash provided by operating activities was $586.3 million, compared to $563.8 million for the same period in 2007. For the nine months ended September 30, 2008, cash provided by operating activities includes $9.7 million for long-term ground lease prepayments.

For the nine months ended September 30, 2007, cash provided by operating activities includes approximately $80.0 million in proceeds received from our federal income tax refund related to the carry back of certain federal net operating losses which was offset by an increase of approximately $35.0 million of net cash held in reserve accounts related to the securitization transaction, which is classified as restricted cash.

Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2008 in excess of their cash needs for operations and expenditures for tower construction and improvements. We expect to use the excess cash provided by operations principally to service our debt and to fund capital expenditures and repurchases of our Common Stock.

Revolving Credit Facility.    On June 8, 2007, we refinanced our existing $1.6 billion senior secured credit facilities at the American Tower operating company (“AMT OpCo”) level with the new $1.25 billion Revolving Credit Facility of American Tower Corporation. We borrowed $1.0 billion under the Revolving Credit Facility and together with cash on hand, used the funds to repay all amounts outstanding under the existing AMT OpCo credit facilities plus accrued interest thereon and other costs and expenses related thereto. During the nine months ended September 30, 2008, we drew down and repaid amounts under the Revolving Credit Facility in the ordinary course, and also repaid $325.0 million of borrowings under the Revolving Credit Facility using net proceeds from our Term Loan, as discussed below.

As of September 30, 2008, we had $700.0 million outstanding under our Revolving Credit Facility, approximately $6.9 million of undrawn letters of credit outstanding and the ability to borrow approximately $543.1 million. As of October 24, 2008, we had drawn an additional $50.0 million under the Revolving Credit Facility, and accordingly, reduced our availability to borrow under the Revolving Credit Facility to $493.1 million.

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

Proceeds from the Sale of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan, upon exercise of stock options granted under our equity incentive plans and upon exercise of warrants to purchase our equity securities. For the nine months ended September 30, 2008, we received an aggregate of $75.9 million in proceeds from sales of shares of our Common Stock pursuant to our employee stock purchase plan and exercises of stock options and warrants.

Refinancing Activities and Repurchases of Debt

Term Loan.    On March 24, 2008, we entered into the new $325.0 million Term Loan. At closing, we received net proceeds of approximately $321.7 million from the Term Loan, which, together with available cash was used to repay $325.0 million of existing indebtedness under the Revolving Credit Facility. The Term Loan matures on June 8, 2012. All amounts will be due and payable in full at maturity. The Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.

The Term Loan contains certain financial ratios and operating covenants and other restrictions applicable to the Company and certain subsidiaries. Any failure to comply with the financial and operating covenants of the Term Loan would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest, becoming immediately due and payable.

Interest Rate Swap Agreements.    During the nine months ended September 30, 2008, we entered into twelve additional interest rate swap agreements to manage exposure to variability in cash flows related to forecasted interest payments under our Revolving Credit Facility and Term Loan. As of September 30, 2008, we held fifteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $775.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011.

3.25% Convertible Notes.    During the nine months ended September 30, 2008, we issued 1,499,786 shares of our Common Stock upon conversion of approximately $18.3 million principal amount of our 3.25% Notes. Pursuant to the terms of the indenture, holders of the 3.25% Notes are entitled to receive 81.808 shares of Common Stock for every $1,000 principal amount of notes converted. In April 2008, we issued 1,115,452 shares of our Common Stock upon conversion of approximately $13.6 million principal amount of our 3.25% Notes. In connection with the conversion, we paid the holders an aggregate of approximately $0.2 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of the future interest payments on the notes. In July 2008, we issued a notice for the redemption on August 6, 2008 of all of our outstanding 3.25% Notes. In accordance with the conversion provisions of the 3.25% Notes and the indenture for the 3.25% Notes, holders of the notes had the right at any time until and including, but not after, the close of business on August 5, 2008, to convert their notes into shares of our Common Stock. Holders of all $4.7 million of the outstanding 3.25% Notes converted their notes into an aggregate of 384,332 shares of our Common Stock prior to redemption. As a result, as of August 6, 2008, none of the 3.25% Notes remained outstanding.

3.00% Convertible Notes.    During the nine months ended September 30, 2008, we issued 1,741,802 shares of our Common Stock upon conversion of approximately $35.7 million principal amount of our 3.00% Notes. Pursuant to the terms of the indenture, holders of the 3.00% Notes are entitled to receive 48.7805 shares of Common Stock for every $1,000 principal amount of notes converted. In connection with the conversions, we paid such holders an aggregate of approximately $1.0 million, calculated based on the discounted value of the future interest payments on the notes. As of September 30, 2008, $309.3 million principal amount of 3.00% Notes remained outstanding. Subsequent to September 30, 2008, we issued an aggregate of 7,173,408 shares of our Common Stock upon conversion of an additional $147.1 million principal amount of our 3.00% Notes. In connection with the conversions, we paid such holders an aggregate of approximately $3.7 million, calculated based on the discounted value of the future interest payments on the notes. As of November 5, 2008, approximately $162.2 million principal amount of the 3.00% Notes remained outstanding.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2007, our liquidity is dependent on our ability to generate cash from operations, borrow funds under our Revolving Credit Facility and maintain compliance with the contractual agreements governing our indebtedness. As discussed above, the loan agreement for our Revolving Credit Facility and Term Loan contains certain financial ratios and operating covenants and other restrictions. In addition, the loan agreement related to our Securitization includes operating covenants and other restrictions, and the indentures governing the terms of our 7.50% Notes and 7.125% Notes contain certain restrictive covenants. The agreements governing the terms of our outstanding indebtedness also contain reporting and information covenants that require us to provide financial and operating information within certain time periods. As of September 30, 2008, we believe we were in compliance with the applicable financial ratios and operating covenants required by these agreements.

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

As discussed above, we use our available liquidity and seek new sources of liquidity to refinance and repurchase our outstanding indebtedness. In addition, in order to fund our stock repurchase programs and fund future growth and expansion initiatives, we may need to raise additional capital through financing activities. The downturn in the economy and the disruptions in the financial and credit markets have made it more difficult and more expensive to obtain financing. If we determined that it was desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund our stock repurchase programs, refinance our existing indebtedness or fund future growth and expansion initiatives.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended September 30, 2008. Of the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007, we have updated our accounting policies and estimates related to estimated useful lives of assets and the expected life of stock options granted after January 1, 2008 in connection with our adoption of SAB No. 110 “Share-Based Payment” (“SAB No. 110”).

Estimated Useful Lives of Assets.    As described in note 1 to our condensed consolidated financial statements included herein, during the year ended December 31, 2007, we undertook a review of the estimated useful lives of our tower assets to determine if we should modify our estimates for asset lives based on our historical operating experience. We retained an independent consultant to assist us in completing this review and received a report from the consultant in the first quarter of 2008. Through December 31, 2007, we depreciated our towers on a straight-line basis over the shorter of the term of the underlying ground lease (including renewal options) or the estimated useful life of the tower, which we had historically estimated to be 15 years. Additionally, certain of our intangible assets are amortized on a similar basis to the tower assets, as the estimated useful lives of such intangibles correlate to the useful life of the towers.

We completed the review of the estimated useful lives of our tower assets in the first quarter of 2008. Based on this review, we revised the estimated useful lives of our towers and certain related intangible assets from our historical estimate of 15 years to a revised estimate of 20 years, effective January 1, 2008. We accounted for the change in estimated useful lives as a change in estimate under Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections.” The impact of the change in estimate was accounted for prospectively effective January 1, 2008, resulting in a reduction in depreciation and amortization expense of approximately $91.4 million and an increase of approximately $57.4 million in net income for the nine months ended September 30, 2008. We also expect the change in estimate to result in a decrease of approximately $121.8 million in depreciation and amortization expense for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Stock-Based Compensation: Expected Life of Stock Options.    As described in note 5 to our condensed consolidated financial statements included herein, we adopted SAB No. 110 effective January 1, 2008 and changed the expected life of stock options granted after January 1, 2008. SAB No. 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107 “Share-Based Payment” (“SAB No. 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. SAB No. 110 allows companies, under certain circumstances, to use the simplified method beyond December 31, 2007. Prior to the adoption of SAB No. 110, we used the simplified method under SAB No. 107 since July 1, 2005 to determine the expected life of our stock options. In connection with the January 1, 2008 adoption of SFAS No. 110, we reexamined our historical pattern of option exercises in an effort to determine if there were any discernable patterns of employee activity. The expected life computation has been revised to take into consideration historical exercise patterns and post-vesting termination behavior within the employee population. Based on our examination, we determined that the expected life assumptions used in valuing future grants of our stock options should be reduced in accordance with SAB No. 110. Accordingly, the impact of the adoption of SAB No. 110 resulted in a change in the expected life of options granted after January 1, 2008 to four years.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This statement requires quantitative disclosures about fair value measurements for each major category of assets and liabilities measured at fair value on a recurring and non-recurring basis during a period. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” (“SFAS No. 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis (that is, at least annually). In October 2008, the FASB issued FSP 157-3. FSP 157-3 clarifies the application of SFAS No. 157 when determining the fair value of a financial asset when the market for that asset is not currently active. FSP 157-3 emphasizes that approaches other than the market approach to determining fair value may be appropriate when it is determined that, as a result of market inactivity, other valuation approaches are more representative of fair value. Other valuation approaches can involve significant assumptions regarding future cash flows. FSP 157-3 clarifies that these assumptions must incorporate adjustments for nonperformance and liquidity risks that market participants would consider in valuing the asset in an inactive market. FSP 157-3 emphasizes the existing disclosure requirements under SFAS No. 157 regarding significant unobservable inputs (Level 3 inputs). FSP 157-3 became effective on October 10, 2008, including with respect to prior periods for which financial statements have not been issued. We adopted SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 and related FSP’s had no impact on the condensed consolidated results of operations or financial position included herein, but requires that we provide additional required disclosures in the notes to our consolidated financial statements issued after the effective date.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. Among other items, SFAS No. 141R changes the accounting for acquisitions by eliminating the step acquisition model, providing that contingent consideration be recognized at the time of acquisition (instead of being recognized when it is probable), disallowing the capitalization of transaction costs, and changing when restructurings related to acquisitions can be recognized. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for us for acquisitions made after the January 1, 2009 effective date. We are in the process of evaluating the impact of the adoption of SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). Among other items, SFAS No. 160 establishes consolidating parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for us as of January 1, 2009. We are in the process of evaluating the impact the adoption of SFAS No. 160 will have on our consolidated results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). Among other items, this statement changes disclosure requirements and requires entities to provide enhanced disclosures about how and why entities use derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” and related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us as of January 1, 2009. We are in the process of evaluating the impact the adoption of SFAS No. 161 will have on our disclosures.

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

Information Presented Pursuant to the Indentures of our 7.50% Notes and 7.125% Notes

The following table sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our 7.50% Notes and 7.125% Notes. The indentures governing our 7.50% Notes and 7.125% Notes contain restrictive covenants with which we and certain subsidiaries under these indentures must comply. These include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions and make certain investments. Any failure to comply with these covenants would constitute a default, which could result in the acceleration of the principal amount and accrued and unpaid interest on all our outstanding 7.50% Notes and 7.125% Notes. In order for the holders of these notes to assess our compliance with certain of these covenants, the indentures require us to disclose in the periodic reports we file with the SEC our Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow (each as defined in the indentures). Under the indentures, our ability to make certain types of restricted payments is limited by the amount of Adjusted Consolidated Cash Flow that we generate, which is determined based on our Tower Cash Flow and Non-Tower Cash Flow. In addition, the indentures for our 7.50% Notes and 7.125% Notes restrict us from incurring additional debt or issuing certain types of preferred stock if on a pro forma basis the issuance of such debt and preferred stock would cause our consolidated debt to be greater than 7.5 times our Adjusted Consolidated Cash Flow. As of September 30, 2008, the ratio of our consolidated debt to Adjusted Consolidated Cash Flow was approximately 3.7. For more information about the restrictions under our notes indentures, see note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

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

The following table presents Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the applicable notes (in thousands):

Tower Cash Flow, for the three months ended September 30, 2008	$189,481

Consolidated Cash Flow, for the twelve months ended September 30, 2008	$693,848
Less: Tower Cash Flow, for the twelve months ended September 30, 2008	(730,840)
Plus: four times Tower Cash Flow, for the three months ended September 30, 2008	757,924

Adjusted Consolidated Cash Flow, for the twelve months ended September 30, 2008	$720,932

Non-Tower Cash Flow, for the twelve months ended September 30, 2008	$(37,247)

In our Form 10-Q for the quarter ended June 30, 2008, we reported that, as of June 30, 2008, the ratio of our consolidated debt to Adjusted Consolidated Cash Flow was approximately 3.3. We subsequently determined that that calculation did not appropriately reflect the impact of the Consolidated Cash Flow attributable to discontinued operations during the period and that accordingly, the ratio of our consolidated debt to Adjusted Consolidated Cash Flow as of June 30, 2008 was approximately 3.8. The Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the twelve months ended June 30, 2008 each should have reflected a reduction of $109,359 due to the impact of the Consolidated Cash Flow attributable to discontinued operations, and the amounts should have been reported as $696,256 and $(40,198), respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate swaps. During the nine months ended September 30, 2008, we entered into twelve additional interest rate swap agreements and as of September 30, 2008, we held fifteen interest rate swap agreements with an aggregate notional amount of $775.0 million.

The following table provides information as of September 30, 2008 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

Twelve month period ended September 30, 2008

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$1,674	$61,110	$13,968	$225,308	$809,292	2,293,140	$3,404,607	$2,011,983
Average Interest Rate(a)	5.49%	5.02%	6.24%	7.50%	5.55%	5.97%
Variable Rate Debt(a)					$1,025,000		$1,025,000	$994,250

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of September 30, 2008 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2008	2009		2010		2011		2012	Thereafter	Total	Fair Value
Notional Amount		$150,000	(c)							$150,000	$(1,604)
Fixed Rate(b)		3.95%
Notional Amount				$100,000	(d)					$100,000	$(70)
Fixed Rate(b)				4.08%
Notional Amount						$525,000	(e)			$525,000	$5,286
Fixed Rate(b)						3.11%

(a)	As of September 30, 2008, variable rate debt consists of our Revolving Credit Facility ($700.0 million drawn) included above based on the June 8, 2012 maturity date and our Term Loan ($325.0 million) included above based on the June 8, 2012 maturity date. As of September 30, 2008, fixed rate debt consists of: the Commercial Mortgage Pass-Through Certificates, Series 2007-1 ($1.75 billion); 2.25% convertible notes due 2009 ($0.04 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of September 30, 2008 is $501.2 million); the 5.0% Notes ($59.7 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($0.3 million); the 3.00% Notes ($309.3 million principal amount due at maturity; the balance as of September 30, 2008 is $308.9 million accreted value); the 7.00% Notes ($500.0 million) and other debt of $60.2 million. Interest on our credit facility is payable in accordance with the applicable London Interbank Offering Rate (“LIBOR”) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at September 30, 2008 for our credit facility and term loan was 3.63%. For the nine months ended September 30, 2008, the weighted average interest rate under our credit facility and term loan was 4.20%.
(b)	Represents the weighted-average fixed rate or range of interest based on contractual notional amount as a percentage of total notional amounts in a given year.
(c)	Includes notional amounts of $150,000 that expire in December 2009.
(d)	Includes notional amount of $100,000 that expires in December 2010.
(e)	Includes notional amounts of $525,000 that expire between January and March 2011.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of September 30, 2008, after giving effect to our interest rate swap agreements, was comprised of $200.0 million under our Revolving Credit Facility and $50.0 million under our Term Loan. A 10% increase, or approximately 36 basis points, in current interest rates would have caused an additional pre-tax charge to our net income and an increase in our cash outflows of $0.7 million for the nine months ended September 30, 2008.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our foreign operations, including our rental and management segment divisions in Mexico and Brazil. For the three months ended September 30, 2008, the remeasurement gain from these operations approximated $1.1 million. For the nine months ended September 30, 2008, the remeasurement loss from these operations approximated $1.0 million. For the three and nine months ended September 30, 2007, the remeasurement gain from these operations approximated $0.4 million and $1.3 million, respectively.

As of September 30, 2008, we held fifteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $775.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. As disclosed in our Form 10-K for the year ended December 31, 2007, we determined that we had a material weakness in our internal control over financial reporting as of December 31, 2007, because we failed to maintain effective controls over the accounting for income taxes with respect to determining, documenting, tracking and adjusting our deferred tax assets and liabilities on a timely basis. As discussed below, our management is in the process of actively addressing and remediating this material weakness. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008 as a result of our unremediated material weakness.

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

During the three and nine months ended September 30, 2008, we have continued to undertake actions to remediate the material weakness identified above. These actions have included the evaluation and improvement of the design of our income tax accounting processes and controls, which has led to the implementation of new and improved processes, where warranted. We have also hired additional personnel in the international tax area and have expanded our internal and external technical resources in the income tax accounting function to review our domestic and foreign transactions and their related tax impacts. Certain remedial measures have already been implemented and we plan to continue making assessments of and implementing such other actions that are determined to be necessary or advisable in further remediation of this area of our internal control over financial reporting.

We believe that the steps outlined above will strengthen our internal control over financial reporting and address the material weakness described above. As part of our 2008 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to be implemented to assess whether they are operating effectively.

Except as otherwise discussed above, there have not been any changes in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 26, 2006, a securities class action was filed in United States District Court for the District of Massachusetts against us and certain of our current officers by John S. Greenebaum for monetary relief. Specifically, the complaint named us, James D. Taiclet, Jr. and Bradley E. Singer as defendants and alleged that the defendants violated federal securities laws in connection with public statements made relating to our stock option practices and related accounting. The complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In December 2006, the court appointed the Steamship Trade Association-International Longshoreman’s Association Pension Fund as the lead plaintiff. In March 2007, plaintiffs filed an amended consolidated complaint, which included additional current and former officers and directors of the Company as defendants. In December 2007, we announced that we had reached a settlement in principle regarding the securities class action. The settlement, which was preliminarily approved by the court in February 2008, provided for a payment by us of $14.0 million and would lead to a dismissal of all claims against all defendants in the litigation. We paid $250,000 of the settlement amount to an escrow account controlled by the plaintiffs during the quarter ended March 31, 2008. In April 2008, we paid the remaining settlement amount of $13.8 million into escrow and received $12.5 million in insurance proceeds. In May 2008, the original plaintiff, Mr. Greenebaum, filed an objection to the settlement. Following a hearing in June 2008, the Court dismissed Mr. Greenebaum’s objection and finally approved the settlement. In July 2008, Mr. Greenebaum filed an untimely request to opt-out of the settlement class certified by the Court in its orders, which the Court denied in August 2008. Mr. Greenebaum filed a notice of appeal of the Court’s final order approving the settlement agreement and of the Court’s decision denying his untimely request to opt out of the settlement class. The members of the plaintiff class will not be entitled to draw the funds until the Court makes a final decision with respect to Mr. Greenebaum’s claims on appeal.

On May 24, 2006 and June 14, 2006, two shareholder derivative lawsuits were filed in Suffolk County Superior Court in Massachusetts by Eric Johnston and Robert L. Garber, respectively. The lawsuits were filed against certain of our current and former officers and directors for alleged breaches of fiduciary duties and unjust enrichment in connection with our historical stock option granting practices. The lawsuits also named us as a nominal defendant. The lawsuits sought to recover the damages sustained by us and disgorgement of all profits received with respect to the alleged backdated stock options. In October 2006, these two lawsuits were consolidated, and in October 2007, the court dismissed the complaint, without leave to amend, due to the plaintiffs’ failure to make a demand upon our Board of Directors before initiating their lawsuits. In December 2007, the plaintiffs filed an appeal of that decision to the Massachusetts Court of Appeals, which we are opposing, and in April 2008, we filed a motion to dismiss the appeal as moot. In June 2008, the Massachusetts Supreme Judicial Court elected, on its own motion, to hear the appeal, which remains pending.

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

In August 2007, we received a request for information from the Department of Labor (“DOL”) with respect to our retirement savings plan, including documents related to our stock option grants and our historic stock option administrative practices, in particular materials related to certain stock options granted between 2005 and 2007. In September 2008, the DOL concluded its review and it advised us that no action would be taken.

One of our subsidiaries, SpectraSite Communications, Inc. (“SCI”), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary was sold in 2002, prior to our merger with SCI’s parent in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for us is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have full jurisdiction over SCI. These decisions were appealed by the plaintiff, and in July 2008, they were reversed by an intermediate Mexican appellate court. SCI has appealed that ruling to a higher constitutional court in Mexico. We believe that the current appellate decision is incorrect and that SCI ultimately should prevail. The intermediate appellate court identified potential damages of approximately $23.0 million. We are unable to estimate our share, if any, of that potential liability at this stage of the proceedings, and we intend to continue to defend vigorously our rights and interests in this matter.

We periodically become involved in various claims and lawsuits that are incidental to our business. In our Annual Report on Form 10-K for the year ended December 31, 2007, we reported our material legal proceedings. Since the filing of our Annual Report, other than the legal proceedings discussed above, there have been no material developments with respect to any material legal proceedings to which we are a party. In the opinion of management, after consultation with counsel, other than the legal proceedings discussed above and in note 8 to our condensed consolidated financial statements included herein, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

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

We have a substantial amount of indebtedness. As of September 30, 2008, we had approximately $4.4 billion of consolidated debt, and the ability to borrow additional amounts of approximately $543.1 million under the Revolving Credit Facility. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. In addition, we draw down the Revolving Credit Facility in the ordinary course, which has the effect of increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

•	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete;

•	limiting our ability to repurchase our Common Stock; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

Restrictive covenants in the loan agreement for the Revolving Credit Facility and Term Loan, the indentures governing our debt securities, and the loan agreement related to our securitization transaction could adversely affect our business by limiting flexibility.

The loan agreement for the Revolving Credit Facility and Term Loan and the indentures governing the terms of our debt securities contain restrictive covenants, as well as requirements to comply with certain leverage and other financial maintenance tests. These covenants and requirements limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness and engaging in various types of transactions, including mergers, acquisitions and sales of assets. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities.

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

Due to the long-term expectations of revenue from tenant leases, the tower industry is sensitive to the creditworthiness and financial strength of its tenants.

Due to the long-term nature of our tenant leases, we, like others in the tower industry, are dependent on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. In the past, we have had customers that have filed for bankruptcy, although to date these bankruptcies have not had a material adverse effect on our business or revenues. In addition, many of our customers and potential customers rely on capital raising activities to fund their operations and capital expenditures, and the downturn in the economy and the disruptions in the financial and credit markets has made it more difficult and more expensive to raise capital. If our customers or potential customers are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could adversely affect demand for our tower sites and our network development services business. If, as a result of a prolonged economic downtown or otherwise, one or more of our significant customers experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and our loss of significant customers and anticipated lease revenues, which could have a material adverse effect on our results of operations or financial condition.

Our foreign operations are subject to economic, political and other risks that could adversely affect our revenues or financial position, including risks associated with foreign currency exchange rates.

Our business operations in Mexico and Brazil, and our expansion into India and any other international markets in the future, could result in adverse financial consequences and operational problems not experienced in the United States. For the nine months ended September 30, 2008, approximately 15% of our consolidated revenues were generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	laws and regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•	changes to existing or new tax laws directed specifically at the ownership and operation of tower sites;

•	expropriation and governmental regulation restricting foreign ownership;

•	uncertainties regarding legal or judicial systems, including inconsistencies between and within laws, regulations and decrees, and judicial application thereof;

•	difficulty in recruiting and retaining trained personnel; and

•	language and cultural differences.

In addition, we face risks associated with changes in foreign currency exchange rates, including those arising from our operations, investments and financing transactions related to our international business. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts. While most of the contracts for our operations in Mexico are denominated in the U.S. Dollar, many are denominated in the Mexican Peso, and contracts for our operations in Brazil and India are denominated in the local currencies. We have not historically engaged in significant currency hedging activities relating to our non-U.S. Dollar operations, and a weakening of these foreign currencies against the U.S. Dollar would have a negative impact on our revenues and cash flows, which could have a material adverse effect on our results of operations and financial position.

A substantial portion of our revenue is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. For the three months ended September 30, 2008:

•	Six customers accounted for approximately 65% of our revenues;

•	AT&T Mobility accounted for approximately 19% of our revenues;

•	Sprint Nextel accounted for approximately 18% of our revenues; and

•	Verizon Wireless and ALLTEL, which announced merger plans in June 2008, accounted for approximately 10% and 5%, respectively, of our revenues.

Our largest international customer is Grupo Iusacell, which now controls both Iusacell Celular and Unefon. Grupo Iusacell is under common control with TV Azteca. Grupo Iusacell accounted for approximately 5% of our total revenues for the nine months ended September 30, 2008. In addition, for the nine months ended September 30, 2008, we received $10.7 million in net interest income from TV Azteca.

If any of these customers is unwilling or unable to perform its obligations under our agreements with them, our revenues, results of operations, financial condition and liquidity could be adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our customers, generally regarding the interpretation of terms in our agreements. Although we have historically resolved these disputes in a manner that did not have a material adverse effect on us or our customer relationships, it is possible that such disputes could lead to a termination of our agreements with customers or a material modification of the terms of those agreements, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable customer could be terminated or damaged, which could lead to decreased revenues or increased costs, resulting in a corresponding adverse effect on our business, results of operations and financial condition.

We anticipate that we may need additional financing to fund our stock repurchase programs, to refinance our existing indebtedness and to fund future growth and expansion initiatives.

In order to fund our stock repurchase programs, refinance our existing indebtedness and fund future growth and expansion initiatives, we may need to raise additional capital through financing activities. We believe our cash provided by operations for the next twelve months will be sufficient to fund our cash needs for operations, capital expenditures and cash debt service (interest and principal repayments) obligations. Depending on the timing and amount of our stock repurchases, our cash provided by our operations and our existing liquidity may not be sufficient to fund all of our other initiatives, as well as our stock repurchase programs. Accordingly, we anticipate that we may need to obtain additional sources of capital. Depending on market conditions, we may seek to raise capital through credit facilities or debt or equity offerings. The downturn in the economy and the disruptions in the financial and credit markets have made it more difficult and more expensive to raise capital. Such additional financing may be unavailable, may be prohibitively expensive, or may be restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund our stock repurchase programs, refinance our existing indebtedness or fund future growth and expansion initiatives.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 82% of the communications sites in our portfolio as of September 30, 2008 are located on land we do not own. Approximately 88% of the ground agreements for these sites have a final expiration date of 2017 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse effect on us.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. If we are unable or choose not to exercise our rights to purchase towers under these agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated. For example, our SpectraSite subsidiary has entered into lease or sublease agreements with affiliates of SBC Communications, a predecessor entity to AT&T Mobility, with respect to approximately 2,500 towers pursuant to which SpectraSite has the option to purchase the sites upon the expiration of the lease or sublease beginning in 2013. The aggregate purchase option price for the AT&T Mobility towers was approximately $366.5 million as of September 30, 2008, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In addition, we have entered into a similar agreement with ALLTEL with respect to approximately 1,800 towers, for which we have an option to purchase the sites upon the expiration of the lease or sublease beginning in 2016. The aggregate purchase option price for the ALLTEL towers was approximately $60.5 million as of September 30, 2008, and will accrete at a rate of 3% per year through the expiration of the lease or sublease period. At ALLTEL’s option, at the expiration of the sublease period, the purchase price will be payable in cash or with 769 shares of our Common Stock per tower. We may not have the required available capital to exercise our right to purchase these or other leased or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our financial results could be adversely affected.

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

In May 2006, we announced that our Board of Directors had established a special committee of independent directors to conduct a review of our stock option granting practices and related accounting. Subsequent to the formation of the special committee, we received an informal letter of inquiry from the SEC, a subpoena from the office of the United States Attorney for the Eastern District of New York and an information document request from the Internal Revenue Service, each requesting documents and information related to our stock option grants and practices. We also received a request for information from the DOL, which concluded its review in September 2008, with no action taken. We are cooperating with these governmental authorities to provide the requested documents and information. These governmental proceedings are ongoing, and the time period necessary to resolve these proceedings is uncertain and could require significant additional management and financial resources. Significant legal and accounting expenses related to these matters have been incurred to date, and we will continue to incur expenses in the future. Depending on the outcomes of these proceedings, we and members of our senior management could be subject to regulatory fines, penalties, enforcement actions or other liability, which could have a material adverse impact on our financial condition and results of operations and liquidity. In addition, as a result of the special committee’s findings, we restated our historical financial statements for certain periods prior to March 31, 2006 to, among other things, record changes for stock-based compensation expense (and related tax effects) relating to certain past stock option grants.

Pending civil litigation relating to our historical stock option granting practices exposes us to risks and uncertainties.

We and certain current and former directors and officers are defendants in a purported federal securities class action and two consolidated shareholder derivative actions relating to our historical stock option granting practices and related accounting. In June 2008, the court approved a final settlement, which provided for a payment by us of $14 million and a dismissal of all claims against all defendants in the litigation. We have paid the settlement amount into escrow, and we received $12.5 million in insurance proceeds, however, the settlement will not be final until the court disposes of any objections to, or appeals of, the settlement by members of the plaintiff class. The consolidated shareholder derivative actions filed in Massachusetts state court and in federal district court in Massachusetts were dismissed in October 2007 and February 2008, respectively. The decision of the Massachusetts state court has since been appealed by the plaintiffs and will be decided by the Massachusetts Supreme Judicial Court. If the appeal is successful or the class action settlement is overturned, then the litigation could continue. In those circumstances, the outcomes of the class action and derivative actions could not be predicted by us with certainty and are dependent upon many factors beyond our control. If these actions are successful, however, they could have a material adverse impact on our financial position, results of operations and liquidity. These matters and any other related lawsuits that may be filed could also result in substantial costs to us and a diversion of our management’s attention and resources, which could have a negative impact on our financial condition and results of operations. For more information regarding the litigation related to our historical stock option granting practices, please see Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Legal Proceedings” and note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the three months ended September 30, 2008, we repurchased 8,307,843 shares of our Common Stock for an aggregate of $331.8 million pursuant to our publicly announced stock repurchase programs, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(In millions)
July 2008 (1)	2,974,036	$40.38	2,974,036	$1,257.7
August 2008 (1)	2,513,108	$41.35	2,513,108	$1,155.0
September 2008 (1)	2,820,699	$38.14	2,820,699	$1,047.4

Total Third Quarter	8,307,843		8,307,843	$1,047.4

(1)	Repurchases made pursuant to the $1.5 billion stock repurchase program publicly announced in March 2008 (“2008 Buyback”). Under the 2008 Buyback, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

Since September 30, 2008, we have continued to repurchase shares of our Common Stock pursuant to our 2008 Buyback. Between October 1, 2008 and October 24, 2008, we repurchased approximately 1.0 million shares of our Common Stock for an aggregate of $30.1 million pursuant to this program.

ITEM 5.	OTHER INFORMATION

Unregistered Sales of Equity Securities

On October 21, 2008, we filed a Form 8-K with the SEC to report unregistered sales of equity securities during the period July 1, 2008 through October 21, 2008. During the period October 22, 2008 through November 5, 2008, we issued an additional 1,557,072 shares of our Common Stock upon conversion of approximately $31.9 million principal amount of our 3.00% Notes. Pursuant to the terms of the indenture, holders of the 3.00% Notes receive 48.7805 shares of our Common Stock for every $1,000 principal amount of notes converted. In connection with the conversions, we paid such holders an aggregate of approximately $0.8 million, calculated based on the discounted value of the future interest payments on the notes. As of November 5, 2008, approximately $162.2 million principal amount of our 3.00% Notes remained outstanding, which are currently convertible into an aggregate of 7,913,026 shares of Common Stock. All shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances.

ITEM 6.	EXHIBITS

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: November 6, 2008	By:	/S/ JEAN A. BUA
Jean A. Bua
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q
(File No. 000-27217) filed on May 11, 2001).

10.2	Amendment to Lease and Sublease, dated September 30, 2008, by and between SpectraSite, LLC, American Tower Asset Sub II, LLC, SBC Wireless, LLC and SBC Tower Holdings LLC. (This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

EX-1