Form 10-K
period 2008-12-31
AMERICAN TOWER CORP /MA/
filed 2009-02-26
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $16.7 billion, based on the closing price of the registrant’s Class A Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.

As of February 13, 2009, there were 397,097,677 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2008

i

AMERICAN TOWER CORPORATION

TABLE OF CONTENTS—(Continued)

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2008

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

Overview

We are a leading wireless and broadcast communications infrastructure company with a portfolio of over 23,700 communications sites, including wireless communications towers, broadcast communications towers and distributed antenna system (“DAS”) networks. Our portfolio of wireless and broadcast tower sites consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of December 31, 2008, approximately 19,600 sites in the United States and approximately 4,000 sites in Mexico, Brazil and India. Our portfolio also includes approximately 170 DAS networks that we operate in malls, casinos and other in-building applications in the United States and Mexico. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners in the United States, Mexico and Brazil.

Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. This segment of our business, which we refer to as our rental and management segment, accounted for approximately 97%, 98% and 98% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Through our network development services segment, we also offer tower-related services in the United States, including site acquisition, zoning and permitting services and structural analysis services, which directly support our site leasing business and the addition of new tenants and equipment on our sites.

We have historically focused on our rental and management segment due to its significant operating leverage and low cash flow volatility when compared to our network development services segment. Our rental and management segment has generated stable revenue and cash flows due to the following characteristics:

•

Long-term tenant leases with contractual escalators. In general, a lease with a wireless carrier has an initial term of five to ten years with multiple five-year renewal terms thereafter, and lease payments that typically increase 3% to 5% per year.

•

Operating expenses are largely fixed. Incremental operating costs associated with adding wireless tenants to a communications site are minimal. Therefore, as additional tenants are added to a site, the substantial majority of incremental revenue flows through to operating profit.

•	Low maintenance capital expenditures. On average, a communications site requires low annual capital improvements to maintain.

•

High lease renewal rates. Wireless carriers tend to renew leases because suitable alternative sites may not exist or be available and repositioning a site in a carrier’s network is expensive and may adversely affect the carrier’s network quality.

Additionally, our communications site portfolio provides us with growth potential because we have the ability to add new tenants, and new equipment for existing tenants, on our sites. In the United States, our largest market, our nationwide network of communications sites enables us to address the needs of national, regional, local and emerging wireless service providers. Our broad site portfolio and our large customer base provide us with a diverse source of new business opportunities, which has historically resulted in consistent and predictable revenue growth. Our operations in the United States accounted for approximately 86%, 87% and 87% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Our international site leasing business, which is comprised of communications sites in Mexico, Brazil and India, provides a further source of diversification and growth for our rental and management segment. Our international site leasing business accounted for approximately 14%, 13% and 13% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. In developing our international site portfolio, we have focused on building and acquiring communications sites in high demand areas to meet the needs of our customers.

Strategy

Our strategy is to capitalize on the growth in the use of wireless communications services and the infrastructure requirements necessary to deploy current and future generations of wireless communications technologies. We believe that, based on current trends, wireless service providers in each of our existing markets will continue to invest in their networks to meet demand from their new and existing subscribers. Wireless communications services have experienced significant growth in our domestic and international markets:

United States Wireless Growth.

•	Wireless service subscribers increased to 262.7 million as of June 2008, representing a year-over-year increase of approximately 8% and market penetration of approximately 86%.

•	Minutes of use increased to over 1.1 trillion for the six months ended June 30, 2008, representing a year-over-year increase of approximately 11%.

•

Cell sites (i.e., the number of antenna arrays and related equipment in commercial operation, not the number of towers on which that equipment is located) increased to approximately 220,500 as of June 2008, representing a year-over-year increase of 5%.

International Wireless Growth.

•	Mexican wireless service subscribers increased to 70.9 million as of June 2008, representing a year-over-year increase of approximately 18% and market penetration of approximately 67%.

•	Brazilian wireless service subscribers increased to 133.2 million as of June 2008, representing a year-over-year increase of approximately 10% and market penetration of approximately 70%.

•	Indian wireless service subscribers increased to 281.6 million as of June 2008, representing a year-over-year increase of approximately 55% and market penetration of approximately 25%.

We believe the growth in the number of wireless service subscribers, the minutes of use per subscriber and the further adoption of wireless data applications by subscribers will require wireless carriers to add new cell sites and new equipment to existing cell sites to maintain the performance of their networks in the areas they currently cover and to extend service to areas where coverage does not yet exist. As wireless carriers continue to add subscribers and seek to limit churn, we also anticipate they will focus on network quality as a competitive necessity and will continue to invest in upgrades that increase the capacity of their networks. In addition, we believe that as wireless data applications, such as email, internet access and video, are adopted on a widespread basis, wireless carriers may be compelled to further increase the cell density of their existing networks, deploy new technology and equipment, and expand their network coverage. To meet this demand, we believe wireless carriers will continue to outsource their communications site infrastructure needs as a means of accelerating access to their markets and more efficiently using their capital, rather than constructing and operating their own communications sites and maintaining their own communications site service and development capabilities.

We believe that our existing portfolio of communications sites, our tower-related services offerings and our management team position us to benefit from these trends and to play an increasing role in addressing the needs of wireless service providers and broadcasters. The key elements of our strategy include:

•

Maximize Use of Existing Site Capacity. We believe that our highest returns will be achieved by leasing additional space on our existing communications sites. We anticipate that our revenues and operating profit from our rental and management segment will continue to grow because many of our communications sites are attractively located for wireless service providers and have capacity available for additional antenna space that we can offer to customers at low incremental costs to us. Because the costs of operating a site are largely fixed, increasing utilization significantly improves operating margins. We will continue to target our sales and marketing activities to increase utilization, and return on investment, of our existing communications sites.

•

Grow Our Operations Using Selective Criteria for Acquisitions and New Site Development. Given the relatively fixed cost structure of our site leasing business, we believe that adding new communications sites to our portfolio in existing markets will allow us to grow revenues with only modest increases in administrative and operating expenses. Therefore, we seek to acquire and construct towers and install DAS networks in our existing markets when our initial and long-term return on investment criteria are met. We evaluate expansion opportunities into new international markets on a similar basis. We consider countries that have a relatively stable political climate, an expanding macroeconomic environment, a growing, competitive wireless communications industry, and multiple wireless carriers that are likely to outsource their communications site infrastructure needs to us.

•

Continue Our Focus on Customer Service and Processes. Because speed to market and reliable network performance are critical components to the success of wireless service providers, our ability to assist customers in meeting their goals contributes to our success. We intend to continue to focus on customer service, for example, by reducing cycle times for key functions, such as lease processing and tower structural analysis. We are also continuing our efforts to improve customer access to information regarding our communications sites to allow faster and easier site selection and qualification by our customers. We believe that by increasing the speed with which we provide our customers with accurate and complete information about our sites, we will be able to increase our competitiveness and revenue generation.

•

Build On Our Customer Relationships. Our understanding of the network needs of our customers and our ability to convey effectively how we can satisfy those needs are key to our efforts to add new antenna leases, cross-sell our services and identify desirable new site development projects. We are building on our relationships with our major wireless carrier customers to gain more familiarity with their evolving network plans so we can identify opportunities where our portfolio of sites and experienced personnel can be used to satisfy their needs. We are also working with smaller and emerging wireless carriers and network operators as they define their coverage and network needs and expand into new markets. In addition, we are also seeking opportunities to build relationships with new market participants who have obtained or may obtain spectrum licenses, including those who participated in recent governmental auctions of wireless spectrum. We believe we are well positioned to be a preferred partner to our customers because of the size, scope and location of our portfolio of communications sites and our proven operating experience.

•

Participate in Industry Consolidation. We continue to believe there are benefits to consolidation among tower companies. More extensive networks of communications sites will be better positioned to provide comprehensive service to customers and to support the infrastructure requirements of future generations of wireless communications technologies. We believe that our 2005 merger with SpectraSite, Inc., an owner and operator of approximately 7,800 wireless and broadcast towers and in-building DAS networks in the United States, resulted in improved cost structure efficiencies and that combining with one or more other tower companies should yield similar results. Accordingly, we continue to be interested in participating in the consolidation of our industry on terms that are consistent with these perceived benefits and that create long-term value for our stockholders.

The Company

American Tower Corporation was created as a subsidiary of American Radio Systems Corporation in 1995 to own, manage, develop and lease communications and broadcast tower sites, and was spun off into a free-standing public company in 1998. Since inception, we have grown our communications site portfolio through acquisitions, long-term lease arrangements, development and construction, and through mergers with and acquisitions of other tower operators, increasing the size of our portfolio to over 23,700 communications sites.

American Tower Corporation is a holding company, and we conduct our operations through our directly and indirectly owned subsidiaries. Our principal United States operating subsidiaries are American Towers, Inc.

(“ATI”) and SpectraSite Communications, LLC (“SpectraSite”). We conduct our international operations through our subsidiary, American Tower International, Inc., which in turn conducts operations through its various international operating subsidiaries. Our international operations consist primarily of our operations in Mexico and Brazil, and also include operations in India, which we established in the second half of 2007.

We operate in two business segments: rental and management and network development services. For more information about our business segments, as well as financial information about the geographic areas in which we operate, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 18 to our consolidated financial statements included in this Annual Report.

Products and Services

Rental and Management

Our primary business is our communications site leasing business, which we conduct through our rental and management segment. This segment accounted for approximately 97%, 98% and 98% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Our rental and management segment is comprised of our domestic and international site leasing business, including the operation of wireless communications towers, broadcast communications towers and DAS networks, as well as rooftop management.

Wireless Communications Towers. We are a leading owner and operator of wireless communications towers in the United States, Mexico and Brazil, based on number of towers and revenue. We also own and operate communications towers in India, where we commenced operations in the second half of 2007. In addition to owned wireless communications towers, we also manage wireless communications sites for property owners in the United States, Mexico and Brazil. Approximately 92%, 91% and 91% of our rental and management segment revenue was attributable to our wireless communications towers for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, our wireless communications tower portfolio included the following:

Country	Number of Owned Sites (approx)	Coverage Area
United States	19,400	Coverage spans 49 states and the District of Columbia; 90% of network provides coverage in the top 100 markets or core areas such as high traffic interstate corridors.

Mexico	2,500	Coverage primarily concentrated in highly populated areas, including Mexico City, Monterrey, Guadalajara and Acapulco.

Brazil	1,100	Coverage primarily concentrated in major metropolitan areas in central and southern Brazil, including Sao Paulo, Rio de Janeiro, Brasilia and Curitiba.

India	200	Initial-phase coverage (operations established in the second half of 2007).

We lease space on our wireless communications towers to customers in a diverse range of wireless industries, including personal communications services, cellular, enhanced specialized mobile radio, WiMAX. paging and fixed microwave. Our major domestic wireless customers include AT&T Mobility, Sprint Nextel, Verizon Wireless (which completed its merger with ALLTEL in January 2009) and T-Mobile USA. Our major international wireless customers include Grupo Iusacell (Iusacell Celular and Unefon in Mexico), Nextel International in Mexico and Brazil, Telefonica (Movistar in Mexico and Vivo in Brazil), America Movil (Telcel in Mexico and Claro in Brazil) and Telecom Italia Mobile (TIM) in Brazil. For the year ended December 31,

2008, we had three customers that each accounted for 10% or more of our total revenues. AT&T Mobility, Sprint Nextel and Verizon Wireless (including ALLTEL) accounted for approximately 20%, 19% and 16%, respectively, of our 2008 total revenues. Approximately 68% of our total revenues for the year ended December 31, 2008 were derived from six customers. As a result, we are subject to certain risks, as set forth in Item 1A of this Annual Report under the caption “Risk Factors—A substantial portion of our revenue is derived from a small number of customers” and “—Due to the long-term expectations of revenue from tenant leases, the tower industry is sensitive to the credit worthiness of its tenants.” In addition, we are subject to risks related to our international operations, as set forth under the caption “Risk Factors—Our foreign operations are subject to economic, political and other risks that could adversely affect our revenues or financial position.”

Our leases with wireless communications providers in the United States generally have initial non-cancelable terms of five to ten years. In Mexico, Brazil and India, our tenant leases typically have an initial non-cancelable term of ten years. In most cases, our tenant leases have multiple renewal terms at the option of the tenant. Wireless carriers generally renew their leases with us because suitable alternative sites may not exist or be available and repositioning a site in an existing carrier’s network is expensive and often requires reconfiguring several other sites within the carrier’s network, which may impact the carrier’s network quality and coverage and may also require the carrier to obtain other governmental permits. Most of our tenant leases have escalation provisions that periodically increase the rent due under the lease. These automatic increases are typically annual and are based on a fixed percentage, inflation or a fixed percentage plus inflation.

Annual rental payments vary considerably depending upon:

•	tower location;

•	number and weight of the customer’s antennas on the tower and the size of its transmission lines;

•	ground space necessary for the customer’s electronic and other equipment related to the antennas;

•	remaining tower capacity;

•	type of tower structure (e.g., stealth or camouflage tower);

•	location of the customer’s antennas on the tower; and

•	type and amount of frequency transmitted by the customer.

The number of antenna arrays that our towers can accommodate varies depending on the tower’s location, height, and structural capacity at certain wind speeds. As of December 31, 2008, our tower sites had an average of approximately 2.5 tenants per tower. We believe that a significant majority of our tower sites have the capacity to add new tenants, and new equipment for existing tenants, without the need to make capital investments to augment the structure. We believe that nearly all of our tower sites that are currently at or near full structural capacity can be upgraded or augmented to meet future leasing demand with only minor capital costs. A portion of these upgrade and augmentation costs are generally shared with the customer, resulting in a short payback period for our net capital investment.

Broadcast Communications Towers. We are one of the largest independent owners and operators of broadcast towers in the United States and Mexico. We own over 200 broadcast towers in the United States and have exclusive rights to approximately 200 in Mexico. Broadcast towers generally are taller and structurally more complex than wireless communications towers, require unique engineering skills and are more costly to build. We lease space on our broadcast towers primarily to radio and television broadcast companies. In leasing tower space, we generally receive monthly fees from customers, with initial non-cancelable lease terms ranging from ten to twenty years. For the years ended December 31, 2008, 2007 and 2006, approximately 6%, 7% and 7%, respectively, of our rental and management segment revenue was attributable to our broadcast communications towers.

DAS Networks. We are a leading provider of in-building neutral host DAS networks in the United States, with approximately 170 DAS networks in operation in malls, casinos and other in-building applications. We also own and operate a limited number of in-building DAS networks in Mexico. We obtain rights to install and operate in-building DAS networks by entering into contracts with property owners, and we grant rights to wireless service providers to attach their equipment to our in-building DAS networks for a fee under licenses that typically have an initial non-cancelable term of at least ten years. In 2007, we commenced offering outdoor DAS networks as a complementary shared infrastructure solution for our customers. For the years ended December 31, 2008, 2007 and 2006, approximately 1% of our rental and management segment revenue was attributable to our DAS networks.

Rooftop Management. We also provide management services to property owners in the United States, Mexico and Brazil, who own rooftops that are capable of hosting wireless communications equipment. We obtain rights to manage a rooftop by entering into contracts with property owners pursuant to which we receive a percentage of occupancy or license fees paid by the wireless carriers and other tenants. For the years ended December 31, 2008, 2007 and 2006, approximately 1% of our rental and management segment revenue was attributable to rooftop management.

Network Development Services

We offer tower-related services, including site acquisition, zoning and permitting services and structural analysis services, through our network development services segment. This segment accounted for approximately 3%, 2% and 2% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Recent Developments

Growth and Expansion

In 2008, we continued to focus on our strategy of growing our operations using selective criteria for acquisitions and new site development, including through expansion into new international markets. During the year ended December 31, 2008, we grew our communications site portfolio through acquisitions and construction activities, including the acquisition of 269 towers for an aggregate purchase price of $42.8 million, and the construction of 676 towers and the installation of 16 in-building DAS networks for an aggregate cost of $90.7 million. The majority of our new construction activities were in our international markets, primarily in Brazil and India. During 2008, we continued to seek out opportunities to expand our operations in our existing international markets, as well as into other countries that meet our criteria for international expansion, and we expect to continue these efforts in 2009. In addition, we continue to evaluate opportunities to acquire larger communications site portfolios that we believe we can effectively integrate into our portfolio. Accordingly, we intend to continue to assess and seek out opportunities for additional growth in 2009.

Financing Transactions

In 2008, we improved our financial position by raising capital to refinance a portion of our outstanding indebtedness and by taking steps to reduce the outstanding indebtedness under our convertible notes, which increased our flexibility and our ability to return value to our stockholders. Significant transactions included the following:

Credit Facilities. In 2008, we increased our borrowing capacity under our $1.25 billion senior unsecured revolving credit facility (“Revolving Credit Facility”) by adding $325.0 million of term loan commitments (“Term Loan”). We used the net proceeds from the Term Loan, together with available cash, to repay $325.0 million of existing indebtedness under the Revolving Credit Facility.

Conversions of Convertible Notes. In 2008, we reduced the amount of indebtedness outstanding under our convertible notes through conversions of notes into shares of our Class A common stock (“Common Stock”). Holders of approximately $201.1 million face amount of our outstanding convertible debt securities converted their notes into shares of our Common Stock, including conversions of $18.3 million principal amount of our 3.25% convertible notes due August 15, 2012 (“3.25% Notes”) and $182.8 million principal amount of our 3.00% convertible notes due August 15, 2012 (“3.00% Notes”).

Stock Repurchase Programs. In 2008, we continued to repurchase shares of our Common Stock pursuant to our publicly announced stock repurchase programs. In February 2008, we ended our $1.5 billion stock repurchase program approved by our Board of Directors in February 2007, pursuant to which we repurchased a total of 35.3 million shares of Common Stock for an aggregate of $1.45 billion, including commissions and fees. In February 2008, our Board of Directors approved a new stock repurchase program, pursuant to which we are authorized to purchase up to an additional $1.5 billion of our Common Stock. During the year ended December 31, 2008, we repurchased 18.3 million shares of our Common Stock for an aggregate of $697.1 million, including commissions and fees, pursuant to our repurchase programs.

For more information about our financing transactions, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and notes 6 and 13 to our consolidated financial statements included in this Annual Report.

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

Our tower operations in Mexico, Brazil and India are also subject to regulation. As we expand our operations into additional international markets, we will be subject to regulations in additional foreign jurisdictions. In addition, our customers, both domestic and foreign, also may be subject to new regulatory policies from time to time that may adversely affect the demand for communications sites.

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

In November 2005, we entered into a Facilities Audit Agreement with the United States Environmental Protection Agency (“EPA”) pursuant to the EPA’s voluntary audit and disclosure policy. Pursuant to the Facilities Audit Agreement, we audited the tower sites in our portfolio as of July 2005 (i.e., legacy American

Tower sites, but not SpectraSite sites) for compliance with the notice and record-keeping requirements under the Emergency Protection and Community Right to Know Act (“EPCRA”), the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. The Facilities Audit Agreement provided for stipulated penalties for violations under EPCRA. In November 2008, we paid a penalty of approximately $35,000 under the Facilities Audit Agreement, which satisfied our obligations under the agreement.

Health and Safety. We are subject to the Occupational Safety and Health Act and similar guidelines regarding employee protection from radio frequency exposure. Our field personnel are subject to regulation by the Occupational Safety and Health Administration (“OSHA”) and equivalent state agencies concerning health and safety matters.

Competition and Customer Demand

Rental and Management

Our rental and management segment competes with other international, national and regional tower companies, such as Crown Castle International Corp. and SBA Communications Corporation, as well as wireless carriers and broadcasters that own and operate their own communications site networks and lease space to third parties, numerous independent tower owners and the owners of non-communications tower sites, including rooftops, utility towers, water towers and other alternative structures. We believe that site location and capacity, price and quality of service have been and will continue to be the most significant competitive factors affecting owners, operators and managers of communications sites.

Customer demand is also affected by the emergence and growth of new technologies. Technologies that make it possible for wireless carriers to increase the capacity and efficiency of their existing networks could reduce customer demand for our communications sites. The increased use of spectrally efficient air-link technologies, such as lower-rate vocoders, which potentially can relieve some network capacity problems, could reduce the demand for tower-based antenna space. Additionally, certain complementary network technologies, such as femtocells, could offload a portion of network traffic away from the traditional tower-based networks, which could reduce the need for carriers to add more equipment at certain communications sites.

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

Employees

As of December 31, 2008, we employed 1,198 full-time individuals and consider our employee relations to be satisfactory.

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

Decrease in demand for our communications sites would materially and adversely affect our operating results and we cannot control that demand.

Many of the factors affecting the demand for our communications sites, and to a lesser extent our network development services, could adversely affect our operating results. Those factors include:

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

The demand for broadcast tower space is dependent on the needs of television and radio broadcasters. Among other things, technological advances, including the development of satellite-delivered radio and video services, may reduce the need for tower-based broadcast transmission. In addition, our broadcast tower division could be adversely affected as a result of the shift from analog-based transmissions to digital-based transmissions, which is scheduled to commence in 2009.

In addition, the downturn in the economy and the disruptions in the financial and credit markets could have an impact on consumer demand for wireless services. If wireless service subscribers significantly reduce their minutes of use, or fail to widely adopt and use wireless data applications, our wireless carrier customers would experience a decrease in demand for their services. As a result, they may scale back their business plans or otherwise reduce their spending, which could adversely affect demand for our tower sites and our network development services business, which could have a material adverse effect on our business, results of operations and financial condition.

If our wireless service provider customers consolidate or merge with each other to a significant degree, our growth, revenue and ability to generate positive cash flows could be adversely affected.

Significant consolidation among our wireless service provider customers may result in the decommissioning of certain existing communications sites, because certain portions of their networks may be redundant, and a reduction in future capital expenditures in the aggregate, because their expansion plans may be similar. For example, in connection with the recent combinations of Verizon Wireless and ALLTEL (to form Verizon Wireless), Cingular and AT&T Wireless (to form AT&T Mobility) and Sprint PCS and Nextel (to form Sprint Nextel) in the United States, and of Iusacell Celular and Unefon (now under the common ownership of Grupo Iusacell) in Mexico, the combined companies have or are considering rationalizing their duplicative networks, which has led and may continue to lead to the decommissioning of certain communications sites. In addition, these and other customers could determine not to renew leases with us as a result. Our future results may be negatively impacted if a significant number of these contracts are terminated, and our ongoing contractual revenues would be reduced as a result. Similar consequences might occur if wireless service providers engage in extensive sharing, roaming or resale arrangements as an alternative to leasing space on our communications sites.

Substantial leverage and debt service obligations may adversely affect us.

We have a substantial amount of indebtedness. As of December 31, 2008, we had approximately $4.3 billion of consolidated debt, and the ability to borrow additional amounts of approximately $495.1 million under the Revolving Credit Facility. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. In addition, we may draw down the Revolving Credit Facility, which has the effect of increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

Our substantial leverage could have significant negative consequences on our financial condition and results of operations, including:

•

impairing our ability to meet one or more of the financial ratio covenants contained in our debt agreements or to generate cash sufficient to pay interest or principal, which could result in an acceleration of some or all of our outstanding debt and the loss of towers subject to our securitization transaction in the event that an uncured default occurs;

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

In addition, reporting and information covenants in our loan agreements and indentures require that we provide financial and operating information within certain time periods. If we are unable to timely provide the required information, we would be in breach of these covenants. For more information regarding the covenants and requirements discussed above, please see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and note 6 to our consolidated financial statements included in this Annual Report.

We could suffer adverse tax and other financial consequences if taxing authorities do not agree with our tax positions, or we are unable to utilize our net operating losses.

We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business. We also have significant deferred tax assets related to our net operating losses (“NOLs”) in U.S. federal and state taxing jurisdictions. For U.S. federal and state tax purposes, NOLs can be carried forward and used for up to twenty years, and all of our tax years will remain subject to examination until three years after our NOLs are used or expire. We expect that we will continue to be subject to tax examinations in the future. We apply the principles contained in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”), and we recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. We believe our judgments in this area are reasonable and correct, but there is no guarantee that we will be successful if challenged by a tax authority. If there are tax benefits, including from our use of NOLs or other tax attributes, that we have recognized under FIN 48 that are challenged successfully by a taxing authority, we may be required to pay additional taxes or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to utilize our NOLs is also dependent, in part, upon us having sufficient future earnings to utilize our NOLs before they expire. If market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize our NOLs, we could be required to record an additional valuation allowance. We review our FIN 48 position and the valuation allowance for our NOLs periodically and make adjustments from time to time, which can result in an increase or decrease to the net deferred tax asset related to our NOLs. Our NOLs are also subject to review and potential disallowance upon audit by the taxing authorities of the jurisdictions where the NOLs were incurred, and future changes in tax laws or interpretations of such tax laws could limit materially our ability to utilize our NOLs. If we are unable to use our NOLs or use of our NOLs is limited, we may have to make significant payments or otherwise record charges or reduce our deferred tax assets, which could have a material adverse effect on our business, results of operations and financial condition.

Due to the long-term expectations of revenue from tenant leases, the tower industry is sensitive to the creditworthiness and financial strength of its tenants.

Due to the long-term nature of our tenant leases, we, like others in the tower industry, are dependent on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. In the past, we have had customers that have filed for bankruptcy, although to date these bankruptcies have not had a material adverse effect on our business or revenues. In addition, many of our customers and potential customers rely on capital raising activities to fund their operations and capital expenditures, and the downturn in the economy and the disruptions in the financial and credit markets have made it more difficult and more expensive to raise capital. If our customers or potential customers are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could adversely affect demand for our tower sites and our network development services business. If, as a result of a prolonged economic downtown or otherwise, one or more of our significant customers experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and an impairment on our deferred rent asset. In addition, it could result in the loss of significant customers and anticipated lease revenues, all of which could have a material adverse effect on our business, results of operations and financial condition.

Our foreign operations are subject to economic, political and other risks that could adversely affect our revenues or financial position, including risks associated with foreign currency exchange rates.

Our business operations in Mexico, Brazil and India, and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not experienced in the

United States. For the year ended December 31, 2008, approximately 14% of our consolidated revenues were generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

In addition, we face risks associated with changes in foreign currency exchange rates, including those arising from our operations, investments and financing transactions related to our international business. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts. While most of the contracts for our operations in Mexico are denominated in the U.S. Dollar, many are denominated in the Mexican Peso, and contracts for our operations in Brazil and India are denominated in the local currencies. We have not historically engaged in significant currency hedging activities relating to our non-U.S. Dollar operations, and a weakening of these foreign currencies against the U.S. Dollar would have a negative impact on our revenues and operating profits, which could have a material adverse effect on our business, results of operations and financial condition.

A substantial portion of our revenue is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. For the year ended December 31, 2008:

•	Six customers accounted for approximately 68% of our revenues;

•	AT&T Mobility accounted for approximately 20% of our revenues;

•	Sprint Nextel accounted for approximately 19% of our revenues; and

•	Verizon Wireless and ALLTEL, which completed their merger in January 2009, accounted for approximately 11% and 5%, respectively, of our revenues.

Our largest international customer is Grupo Iusacell, which now controls both Iusacell Celular and Unefon in Mexico. Grupo Iusacell is under common control with TV Azteca. Grupo Iusacell accounted for approximately 5% of our total revenues for the year ended December 31, 2008. In addition, for the year ended December 31, 2008, we received $14.3 million in net interest income from TV Azteca.

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

In order to fund our stock repurchase programs, refinance our existing indebtedness and fund future growth and expansion initiatives, we may need to raise additional capital through financing activities. We believe our cash provided by operations for the year ending December 31, 2009 will be sufficient to fund our cash needs for operations, capital expenditures and cash debt service (interest and principal repayments) obligations for 2009. However, we anticipate that we may need to obtain additional sources of capital in the future to fund growth initiatives and to support additional return of capital to stockholders. If so, depending on market conditions, we may seek to raise capital through credit facilities or debt or equity offerings. The downturn in the economy and the disruptions in the financial and credit markets have made it more difficult and more expensive to raise capital. Such additional financing may be unavailable, may be prohibitively expensive, or may be restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund our stock repurchase programs, refinance our existing indebtedness or fund future growth and expansion initiatives.

New technologies could make our tower leasing business less desirable to potential tenants and result in decreasing revenues.

The development and implementation of new technologies designed to enhance the efficiency of wireless networks could reduce the use and need for tower-based wireless services transmission and reception and have the effect of decreasing demand for tower space. Examples of such technologies include technologies that enhance spectral capacity, such as lower-rate vocoders, which can increase the capacity at existing sites and reduce the number of additional sites a given carrier needs to serve any given subscriber base. Additionally, certain complementary network technologies, such as femtocells, could offload a portion of network traffic away from the traditional tower-based networks, which would reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of radio and video services by direct broadcast satellites could adversely affect demand for our antenna space. The development and implementation of any of these and similar technologies to any significant degree could have a material adverse effect on our business, results of operations and financial condition.

We could have liability under environmental laws.

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state and local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As the owner, lessee or operator of many thousands of real estate sites underlying our towers, we may be liable for substantial costs of remediating soil and groundwater contaminated by hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of or were responsible for the contamination. Many of these laws and regulations contain information reporting and record keeping requirements. We cannot assure you that we are at all times in complete compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The current cost of complying with these laws is not material to our financial condition or results of operations. However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to government regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

Our business, and that of our customers, is subject to federal, state, local and foreign regulation, including by the FAA, the FCC, the EPA and OSHA. Both the FCC and the FAA regulate towers used for wireless communications and radio and television broadcasting and the FCC separately regulates transmitting devices operating on towers. Similar regulations exist in Mexico, Brazil, India and other foreign countries regarding wireless communications and the operation of communications towers. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site, or site upgrades, thereby limiting our ability to respond to customer demands and requirements. Existing regulatory policies may adversely affect the associated timing or cost of such projects and additional regulations may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could adversely affect our business, results of operations and financial condition.

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

Our competition includes:

•	national and regional tower companies;

•	wireless carriers that own towers and lease antenna space to other carriers;

•	site development companies that purchase antenna space on existing towers for wireless carriers and manage new tower construction; and

•	alternative site structures (e.g., building rooftops, outdoor and indoor DAS networks, billboards and electric transmission towers).

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 82% of the communications sites in our portfolio as of December 31, 2008 are located on land we do not own. Approximately 86% of the ground agreements for these sites have a final expiration date of 2018 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse effect on us.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. If we are unable or choose not to exercise our rights to purchase towers under these agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated. For example, our SpectraSite subsidiary has entered into lease or sublease agreements with affiliates of SBC Communications, a predecessor entity to AT&T Mobility, with respect to approximately 2,500 towers pursuant to which SpectraSite has the option to purchase the sites upon the expiration of the lease or sublease beginning in 2013. The aggregate purchase option price for the AT&T Mobility towers was approximately $375.4 million as of December 31, 2008, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In addition, we have entered into a similar agreement with ALLTEL, which completed its merger with Verizon Wireless in January 2009, with respect to approximately 1,800 towers, for which we have an option to purchase the sites upon the expiration of the lease or sublease beginning in 2016. The aggregate purchase option price for the ALLTEL towers was approximately $60.5 million as of December 31, 2008, and will accrete at a rate of 3% per year through the expiration of the lease or sublease period. At ALLTEL’s option, at the expiration of the sublease period, the purchase price will be payable in cash or with 769 shares of our Common Stock per tower. We may not have the required available capital to exercise our right to purchase these or other leased or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our financial results could be adversely affected.

Our towers may be affected by natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage.

Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen damage. Any damage or destruction to our towers as a result of these or other risks would impact our ability to provide services to our customers and could impact our results of operation and financial condition. For example, as a result of the severe hurricane activity in 2005, approximately 25 of our broadcast and wireless communications sites in the southeastern United States and Mexico suffered material damage and many more suffered lesser damage. While we maintain insurance that provided sufficient coverage for this incident, we may not have adequate insurance to cover the associated costs of repair or reconstruction for a future major event. Further, we carry business interruption insurance, but such insurance may not adequately cover all of our lost revenues, including potential revenues from new tenants that could have been added to our towers but for the damage. If we are unable to provide services to our customers as a result of damage to our towers, it could lead to customer loss, resulting in a corresponding adverse effect on our business, results of operations and financial condition.

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

In May 2006, we announced that our Board of Directors had established a special committee of independent directors to conduct a review of our stock option granting practices and related accounting. Subsequent to the formation of the special committee, we received an informal letter of inquiry from the SEC, a subpoena from the office of the United States Attorney for the Eastern District of New York and an information document request from the Internal Revenue Service, each requesting documents and information related to our stock option grants and practices. We also received a request for information from the Department of Labor, which concluded its review in September 2008, with no action taken against us. We are cooperating with these governmental authorities to provide the requested documents and information. These governmental proceedings are ongoing, and the time period necessary to resolve these proceedings is uncertain and could require significant additional management and financial resources. Significant legal and accounting expenses related to these matters have been incurred to date, and we may continue to incur expenses in the future. Depending on the outcomes of these proceedings, we and members of our senior management could be subject to regulatory fines, penalties, enforcement actions or other liability, which could have a material adverse impact on our business, results of operations and financial condition. In addition, as a result of the special committee’s findings, we restated our historical financial statements for certain periods prior to March 31, 2006 to, among other things, record changes for stock-based compensation expense (and related tax effects) relating to certain past stock option grants.

Pending civil litigation relating to our historical stock option granting practices exposes us to risks and uncertainties.

We and certain current and former directors and officers are defendants in a state consolidated shareholder derivative action relating to our historical stock option granting practices and related accounting. This action was dismissed in October 2007, and that decision was appealed by the plaintiffs. In June 2008, the Massachusetts Supreme Judicial Court elected, on its own motion, to hear the appeal, which remains pending. If the appeal is successful, then the litigation could continue. In this circumstance, the outcome could not be predicted by us with certainty and is dependent upon many factors beyond our control. If this action is successful, however, it could have a material adverse impact on our business, results of operations and financial condition. This matter and any other related lawsuits that may be filed could also result in substantial costs to us and a diversion of our management’s attention and resources, which could have a negative impact on our financial condition and results of operations. For more information regarding the litigation related to our historical stock option granting practices, please see Item 3 of this Annual Report under the caption “Legal Proceedings” and note 16 to our consolidated financial statements included in this Annual Report.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal offices are located in Boston, Southborough and Woburn, Massachusetts; Atlanta, Georgia; Cary, North Carolina; Mexico City, Mexico; Sao Paulo, Brazil; and Delhi, India. Details of each of these offices are provided below:

Location	Function	Size (square feet)	Property Interest
Boston, MA	Corporate Headquarters, US Tower Division Headquarters and American Tower International Headquarters	19,600	Leased

Southborough, MA	Information Technology Data Center	13,900	Leased

Woburn, MA	US Tower Division, Lease Administration, Site Leasing Management and Broadcast Division Headquarters	57,800	Owned	(1)

Atlanta, GA	US Tower Division, Accounting Services, New Site Development and Site Operations Headquarters	21,400	Leased

Cary, North Carolina	US Tower Division, DAS Solutions and Structural Engineering Services Headquarters	17,500	Leased

Mexico City, Mexico	Mexico Headquarters	11,000	Leased

Sao Paulo, Brazil	Brazil Headquarters	6,300	Leased

Delhi, India	India Headquarters	7,200	Leased

(1)	Our Woburn facility is approximately 163,000 square feet. Our offices occupy approximately 57,800 square feet, and we lease the remaining space to unaffiliated tenants.

In addition to the principal offices set forth above, we maintain 13 regional area offices in the United States through which we operate our tower leasing and services businesses. We also have an international business development group based in London, England. We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.

Our interests in our communications sites are comprised of a variety of ownership interests, including leases created by long-term ground lease agreements, easements, licenses or rights-of-way granted by government entities. Pursuant to the loan agreement for our securitization transaction, the tower sites subject to the securitization are subject to mortgages, deeds of trust and deeds to secure the loan. A typical tower site consists of a compound enclosing the tower site, a tower structure, and one or more equipment shelters that house a variety of transmitting, receiving and switching equipment. There are three principal types of towers: guyed, self-supporting lattice, and monopole.

•

A guyed tower includes a series of cables attaching separate levels of the tower to anchor foundations in the ground. A guyed tower can reach heights of up to 2,000 feet. A guyed tower site for a typical broadcast tower can consist of a tract of land of up to 20 acres.

•

A lattice tower typically tapers from the bottom up and usually has three or four legs. A lattice tower can reach heights of up to 1,000 feet. Depending on the height of the tower, a lattice tower site for a typical wireless communications tower can consist of a tract of land of 10,000 square feet for a rural site or less than 2,500 square feet for a metropolitan site.

•

A monopole is a tubular structure that is used primarily to address space constraints or aesthetic concerns. Monopoles typically have heights ranging from 50 to 200 feet. A monopole tower site used in metropolitan areas for a typical wireless communications tower can consist of a tract of land of less than 2,500 square feet.

Of the approximately 23,700 communications sites in our portfolio as of December 31, 2008, approximately 82% are located on land we do not own. Ground agreements for land underlying our towers generally have an initial term of five years with three or four additional automatic renewal periods of five years, for a total of twenty to twenty-five years. As a result, approximately 86% of the ground agreements for our sites have a final expiration date of 2018 and beyond.

ITEM 3.    LEGAL PROCEEDINGS

On May 18, 2006, we received a letter of informal inquiry from the SEC Division of Enforcement requesting information related to our stock option grants and stock option practices. The inquiry is focused on stock options granted to senior management and members of our Board of Directors during the period 1997 to 2006. We continue to cooperate with the SEC to provide documents, testimony and other information, as requested. We are aware that in February 2008, a former officer of the Company received a “Wells” notice from the SEC which affords such individual the opportunity to make a submission to the SEC with respect to contemplated civil enforcement recommendations against such individual for certain violations of the federal securities laws.

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

On May 26, 2006, a purported securities class action was filed in United States District Court for the District of Massachusetts against us and certain of our current officers by John S. Greenebaum for monetary relief. Specifically, the complaint named us, James D. Taiclet, Jr. and Bradley E. Singer as defendants and alleged that the defendants violated federal securities laws in connection with public statements made relating to our stock option practices and related accounting. The complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In December 2006, the court appointed the Steamship Trade Association-International Longshoreman’s Association Pension Fund as the lead plaintiff. In March 2007, plaintiffs filed an amended consolidated complaint, which included additional current and former officers and directors of the Company as defendants. In December 2007, we announced that we had reached a settlement in principle regarding the securities class action. The settlement, which was preliminarily approved by the court in February 2008, provided for a payment by us of $14.0 million and would lead to a dismissal of all claims against all defendants in the litigation. We paid $250,000 of the settlement amount to an escrow account controlled by the plaintiffs during the quarter ended March 31, 2008. In April 2008, we paid the remaining settlement amount of $13.8 million into escrow and received $12.5 million in insurance proceeds. In May 2008, the original plaintiff, Mr. Greenebaum, filed an objection to the settlement. Following a hearing in June 2008, the Court dismissed Mr. Greenebaum’s objection and finally approved the settlement. In July 2008, Mr. Greenebaum filed an untimely request to opt-out of the settlement class certified by the Court in its orders, which the Court denied in August 2008. Mr. Greenebaum filed a notice of appeal of the Court’s final order approving the settlement agreement and of the Court’s decision denying his untimely request to opt out of the settlement class. In December 2008, we entered into a settlement agreement with Mr. Greenebaum providing for payment by us of $5,000, which the Court approved in January 2009. In January 2009, the lead plaintiff entered into a settlement agreement with Mr. Greenebaum. As a result of these settlements, Mr. Greenebaum withdrew his appeals, effectively ending the litigation.

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

On June 13, 2006, June 22, 2006 and August 23, 2006, three shareholder derivative lawsuits were filed in United States District Court for the District of Massachusetts by New South Wales Treasury Corporation, as Trustee for the Alpha International Managers Trust, Frank C. Kalil and Don Holland, and Leslie Cramer, respectively. The lawsuits were filed against certain of our current and former officers and directors for alleged breaches of fiduciary duties, waste of corporate assets, gross mismanagement and unjust enrichment in connection with our historical stock option granting practices. The lawsuits also named us as a nominal defendant. In December 2006, the court consolidated these three lawsuits and appointed New South Wales Treasury Corporation as the lead plaintiff. In February 2007, the plaintiffs filed an amended consolidated complaint. In February 2008, the court dismissed the complaint due to the plaintiffs’ failure to make a demand on our Board of Directors before initiating their lawsuits. The plaintiffs elected not to appeal. As the dismissal is now final and unappealable, this effectively ended the litigation. In December 2007, the plaintiffs also made a demand on our Board of Directors. In May 2008, a special litigation committee of our Board of Directors refused the demand, concluding that it would not be in the best interest of our stockholders to pursue active litigation and that we should seek to settle any claims that we may have.

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

One of our subsidiaries, SpectraSite Communications, Inc. (“SCI”), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was sold in 2002, prior to our merger with SCI’s parent in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for us is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have full jurisdiction over SCI. These decisions were appealed by the plaintiff, and in July 2008, they were reversed by an intermediate Mexican appellate court. In its decision, the intermediate appellate court identified potential damages of approximately $23.0 million. SCI appealed that ruling to a higher constitutional court in Mexico. In January 2009, the constitutional court ruled in SCI’s favor, remanding the case back to the intermediate appellate court for further proceedings. The intermediate appellate court is now reconsidering its original decision and we are awaiting its ruling. As such, we are unable to determine at this time whether any of that potential liability survives the decision by the constitutional court or estimate our share, if any, of that potential liability at this stage of the proceedings.

As discussed in Item 1 of this Annual Report under the caption “Regulatory Matters,” we entered into a Facilities Audit Agreement with the EPA that provides for payment of penalties as a result of non-compliance with certain notice and record-keeping requirements. In November 2008, we paid a penalty of approximately $35,000 under the Facilities Audit Agreement, which satisfied our obligations under the agreement.

We periodically become involved in various claims and lawsuits that are incidental to our business. In the opinion of management, after consultation with counsel, other than the legal proceedings discussed above and in note 16 to our consolidated financial statements included in this Annual Report, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents reported quarterly high and low per share sale prices of our Common Stock on the New York Stock Exchange (“NYSE”) for the years 2008 and 2007.

2008	High	Low
Quarter ended March 31	$42.72	$32.10
Quarter ended June 30	46.10	38.53
Quarter ended September 30	43.43	31.89
Quarter ended December 31	37.28	19.35

2007	High	Low
Quarter ended March 31	$41.31	$36.63
Quarter ended June 30	43.84	37.64
Quarter ended September 30	45.45	36.34
Quarter ended December 31	46.53	40.08

On February 13, 2009, the closing price of our Common Stock was $28.85 per share as reported on the NYSE. As of February 13, 2009, we had 397,097,677 outstanding shares of Common Stock and 499 registered holders.

Dividends

We have never paid a dividend on our Common Stock. We anticipate that we may retain future earnings, if any, to fund the development and growth of our business. The indentures governing our 7.50% senior notes due 2012 (“7.50% Notes”) and our 7.125% senior notes due 2012 (“7.125% Notes”) may prohibit us from paying dividends to our stockholders unless we satisfy certain financial covenants. The loan agreement for our Revolving Credit Facility and Term Loan, and the indentures governing the terms of our 7.50% Notes and 7.125% Notes contain covenants that restrict our ability to pay dividends unless certain financial covenants are satisfied. In addition, while SpectraSite and its subsidiaries are classified as unrestricted subsidiaries under the indentures for our 7.50% Notes and 7.125% Notes, certain of SpectraSite’s subsidiaries are subject to restrictions on the amount of cash that they can distribute to us under the loan agreement related to our securitization transaction.

For more information about the restrictions under the loan agreement for the Revolving Credit Facility and Term Loan, our notes indentures and the loan agreement related to our securitization transaction, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and note 6 to our consolidated financial statements included in this Annual Report.

Performance Graph

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholder return on our Common Stock with the cumulative total return of the S&P 500 Index and the Dow Jones US Telecommunications Equipment Index. The performance graph assumes that on December 31, 2003, $100 was invested in each of our Common Stock, the S&P 500 Index and the Dow Jones US Telecommunications Equipment Index. The cumulative return shown in the graph assumes reinvestment of all dividends. The performance of our Common Stock reflected below is not necessarily indicative of future performance.

	Cumulative Total Returns
	12/03	12/04	12/05	12/06	12/07	12/08
American Tower Corporation	$100.00	$170.06	$250.46	$344.55	$393.72	$270.98
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
Dow Jones US Telecommunications Equipment Index	100.00	103.82	105.26	122.59	126.60	75.26

Recent Sales of Unregistered Securities

During the three months ended December 31, 2008, we issued an aggregate of 51,784 shares of our Common Stock upon the exercise of 7,523 warrants assumed in our merger with SpectraSite, Inc. In August 2005, in connection with the merger, we assumed approximately 1.0 million warrants to purchase shares of SpectraSite, Inc. common stock. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase 7.15 shares of Common Stock at an exercise price of $32 per warrant. Net proceeds from these warrant exercises were $177,760. The shares were issued in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities

Act of 1933, as amended, and Section 1145 of the United States Code. No underwriters were engaged in connection with such issuances.

During the three months ended December 31, 2008, we issued an aggregate of 7,173,456 shares of our Common Stock upon conversion of $147.1 million principal amount of our 3.00% Notes. Pursuant to the terms of the indenture, holders of the 3.00% Notes receive 48.7805 shares of our Common Stock for every $1,000 principal amount of notes converted. In connection with the conversions, we paid such holders an aggregate of approximately $3.7 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of the future interest payments on the notes. All shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2008, we repurchased 2,784,221 shares of our Common Stock for an aggregate of $79.4 million, including commissions and fees, pursuant to our publicly announced stock repurchase program, as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(In millions)
October 2008	1,379,180	$30.51	1,379,180	$1,005.3
November 2008	1,315,800	$26.51	1,315,800	$970.4
December 2008	89,241	$27.32	89,241	$967.9

Total Fourth Quarter	2,784,221	$28.53	2,784,221	$967.9

(1)	Repurchases made pursuant to the $1.5 billion stock repurchase program approved by our Board of Directors in February 2008. Under this program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

As reflected in the above table, in the fourth quarter of 2008, we significantly reduced purchases of Common Stock under our stock repurchase program based on the downturn in the economy and the disruptions in the financial and credit markets. Subsequent to December 31, 2008, we repurchased approximately 28,000 shares of our Common Stock for an aggregate of $0.8 million, including commissions and fees, pursuant to this program. We expect to continue to manage the pacing of the program in the future in response to general market conditions and other relevant factors.

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

Year-over-year comparisons are significantly affected by our acquisitions, dispositions and, to a lesser extent, construction of towers. Our August 2005 merger with SpectraSite, Inc. significantly impacts the comparability of reported results between periods.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statements of Operations Data:
Revenues:
Rental and management	$1,547,035	$1,425,975	$1,294,068	$929,762	$684,422
Network development services	46,469	30,619	23,317	15,024	22,238

Total operating revenues	1,593,504	1,456,594	1,317,385	944,786	706,660

Operating expenses:
Costs of operations (exclusive of items shown separately below)
Rental and management	363,024	343,450	332,246	247,781	195,242
Network development services	26,831	16,172	11,291	8,346	16,220
Depreciation, amortization and accretion	405,332	522,928	528,051	411,254	329,449
Selling, general, administrative and development expense	180,374	186,483	159,324	108,059	83,094
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense	11,189	9,198	2,572	34,232	23,876

Total operating expenses	986,750	1,078,231	1,033,484	809,672	647,881

Operating income	606,754	378,363	283,901	135,114	58,779
Interest income, TV Azteca, net	14,253	14,207	14,208	14,232	14,316
Interest income	3,413	10,848	9,002	4,402	4,844
Interest expense	(253,584)	(235,824)	(215,643)	(222,419)	(262,237)
Loss on retirement of long-term obligations	(4,904)	(35,429)	(27,223)	(67,110)	(138,016)
Other income (expense)	5,988	20,675	6,619	227	(2,798)

Income (loss) before income taxes, minority interest and income (loss) on equity method investments	371,920	152,840	70,864	(135,554)	(325,112)
Income tax (provision) benefit	(135,509)	(59,809)	(41,768)	(5,714)	83,338
Minority interest in net earnings of subsidiaries	(169)	(338)	(784)	(575)	(2,366)
Income (loss) on equity method investments	22	19	26	(2,078)	(2,915)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$236,264	$92,712	$28,338	$(143,921)	$(247,055)

Basic income (loss) per common share from continuing operations before cumulative effect of change in accounting principle(1)	$0.60	$0.22	$0.06	$(0.47)	$(1.10)
Diluted income (loss) per common share from continuing operations before cumulative effect of change in accounting principle(1)	$0.58	$0.22	$0.06	$(0.47)	$(1.10)

Weighted average common shares outstanding(1)
Basic	395,947	413,167	424,525	302,510	224,336

Diluted	418,357	426,079	436,217	302,510	224,336

Other Operating Data:
Ratio of earnings to fixed charges(2)	2.12x	1.50x	1.25x	—	—

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash and investments)(3)	$194,943	$86,807	$281,264	$112,701	$215,557
Property and equipment, net	3,022,636	3,045,186	3,218,124	3,460,526	2,273,356
Total assets	8,211,665	8,130,457	8,613,219	8,786,854	5,107,696
Long-term obligations, including current portion	4,333,146	4,285,284	3,543,016	3,613,429	3,293,614
Total stockholders’ equity	2,991,322	3,022,092	4,384,916	4,541,821	1,490,767

(1)	Basic income (loss) per common share from continuing operations represents income (loss) from continuing operations divided by the weighted average number of common shares outstanding during the period. Diluted income per common share from continuing operations for the years ended December 31, 2008, 2007 and 2006 represents income from continuing operations divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options and warrants, as determined under the treasury stock method, and upon conversion of our convertible notes, as determined under the if-converted method. Diluted loss per common share from continuing operations for periods prior to 2006 excludes shares issuable upon exercise of stock options and warrants and upon conversion of our convertible notes, as their effect is anti-dilutive.

(2)	For the purpose of this calculation, “earnings” consists of income (loss) from continuing operations before income taxes, minority interest in net earnings of subsidiaries, income (loss) on equity method investments and fixed charges (excluding interest capitalized and amortization of interest capitalized). “Fixed charges” consist of interest expense, including amounts capitalized, amortization of debt discount and related issuance costs and the component of rental expense associated with operating leases believed by management to be representative of the interest factor thereon. We had an excess (deficiency) in earnings to fixed charges in each period as follows (in thousands): 2008–$373,842; 2007–$155,462; 2006–$72,813; 2005–$(133,464); and 2004–$(322,806).

(3)	As of December 31, 2008 and 2007, includes approximately $51.9 million and $53.7 million, respectively, in restricted cash on deposit in reserve accounts related to the Certificates issued in our securitization transaction. As of December 31, 2006, 2005 and 2004, amounts include cash and cash equivalents only.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosures in our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and the information set forth under the caption “Critical Accounting Policies and Estimates” beginning at page 45.

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment gross margin and segment operating profit as a means to measure operating performance in these business segments. We define segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the rental and management segment also include interest income, TV Azteca, net (see note 18 to our consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), minority interest in net earnings of subsidiaries, income on equity method investments, income taxes and discontinued operations.

Executive Overview

Our principal operating segment is our rental and management segment, which accounted for approximately 97% and 98% of our total revenues for the years ended December 31, 2008 and 2007, respectively, and approximately 99% of our segment operating profit in both years. The primary factors affecting the stability and growth of our revenues and cash flows for this segment are our recurring revenues from existing tenant leases and the contractual escalators in those leases, leasing additional space on our existing towers, acquiring and building additional tower sites and the degree to which any of our existing customer leases are cancelled. We continue to believe that our site leasing revenue is likely to increase due to the growing use of wireless communications services and our ability to utilize existing tower capacity. In addition, we believe the majority of our site leasing activity will continue to come from customers providing wireless broadband-services.

The majority of our tenant leases with wireless carriers are for an initial non-cancelable term of five to ten years, with multiple five-year renewal terms thereafter. Accordingly, nearly all of the revenue generated by our rental and management segment as of the end of December 2008 is recurring revenue that we should continue to receive in future periods. In addition, most of our leases have provisions that periodically increase the rent due under the lease. These contractual escalators are typically annual and are based on a fixed percentage (generally three to five percent), inflation, or a fixed percentage plus inflation. Revenue generated by rate increases based on fixed escalation clauses is recognized on a straight-line basis over the non-cancelable term of the applicable agreement. We also routinely seek to extend our tenant leases with our customers, which has the effect of increasing the non-cancelable term of the agreement and creating additional stability for our revenues and cash flows.

The revenues generated by our rental and management segment also may be affected by cancellations of existing customer leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multi-year contracts, which typically may not be cancelled or, in some instances, may be cancelled only upon payment of a termination fee. Accordingly, lease cancellations historically have not had a material adverse effect on the revenues generated by our rental and management segment. During the year ended December 31, 2008, tenant leases representing less than 2% of our rental and management revenues were cancelled.

A significant majority of our revenue growth in the year ended December 31, 2008 was attributable to incremental revenue generated by our existing communications sites. During 2008, incremental revenue attributable to those sites that existed during the entire period between January 1, 2007 and December 31, 2008, was approximately $95.3 million, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators, net of straight-line accounting treatment, and the net increase in straight-line revenue from extending the renewal dates of thousands of our tenant leases, partially offset by lease cancellations.

Our ability to lease additional space on our sites is a function of the rate at which wireless carriers deploy capital to improve and expand their wireless networks and, to a lesser extent, the location of and available capacity on our existing sites. This rate, in turn, is influenced by the growth of wireless communications services and related infrastructure needs, the financial performance of our customers and their access to capital, and general economic conditions. We believe leasing additional space on our existing sites will contribute the substantial majority of our year-over-year revenue growth in 2009.

We also generate revenues by building and acquiring new communications sites. We constructed or acquired 961 and 462 sites in the years ended December 31, 2008 and 2007, respectively. Because of the nature of our recurring revenues described above, our results of operations only reflect revenues generated on these sites following the respective dates of their construction or acquisition, which affects year-over-year comparisons. During 2008, incremental revenue attributable to the approximately 1,420 sites that were built or acquired between January 1, 2007 and December 31, 2008, was approximately $25.7 million.

Our rental and management segment operating expenses include our direct tower level expenses and consist primarily of ground rent, property taxes, repairs and maintenance and utilities. These segment level expenses exclude all segment and corporate, selling, general, administrative and development expenses, which are aggregated into one line item entitled selling, general, administrative and development expense. Our segment level selling, general, administrative and development expenses consist of expenses to support our rental and management and network development services segments, such as sales and property management functions. In general, our segment level selling, general and administrative expenses do not significantly increase as a result of adding incremental customers to our sites and increase only modestly year-over-year. As a result, leasing space to new customers on our existing sites provides significant incremental cash flow. Our profit margin growth is, therefore, directly related to the number of new tenants added to our existing tower sites and the related rental revenue generated in a particular period.

Results of Operations

Years Ended December 31, 2008 and 2007

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2008	2007
	(In thousands)
REVENUES:
Rental and management	$1,547,035	$1,425,975	$121,060	8%
Network development services	46,469	30,619	15,850	52

Total revenues	1,593,504	1,456,594	136,910	9

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	363,024	343,450	19,574	6
Network development services	26,831	16,172	10,659	66
Depreciation, amortization and accretion	405,332	522,928	(117,596)	(22)
Selling, general, administrative and development expense (including $54,807 and $54,603 of stock-based compensation expense, respectively)	180,374	186,483	(6,109)	(3)
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense	11,189	9,198	1,991	22

Total operating expenses	986,750	1,078,231	(91,481)	(8)

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense $1,489 and $1,490	14,253	14,207	46
Interest income	3,413	10,848	(7,435)	(69)
Interest expense	(253,584)	(235,824)	17,760	8
Loss on retirement of long-term obligations	(4,904)	(35,429)	(30,525)	(86)
Other income	5,988	20,675	(14,687)	(71)
Income tax provision	(135,509)	(59,809)	75,700	127
Minority interest in net earnings of subsidiaries	(169)	(338)	(169)	(50)
Income on equity method investments	22	19	3	16
Income (loss) from discontinued operations, net	110,982	(36,396)	147,378	405

Net income	$347,246	$56,316	$290,930	517%

Total Revenues

Total revenues for the year ended December 31, 2008 were $1,593.5 million, an increase of $136.9 million from the year ended December 31, 2007. Approximately $121.1 million of the increase was attributable to an increase in rental and management revenue. The balance of the increase resulted from an increase in network development services revenue of $15.9 million.

Rental and Management Revenue

Rental and management revenue for the year ended December 31, 2008 was $1,547.0 million, an increase of $121.1 million from the year ended December 31, 2007. Approximately $95.3 million of the increase resulted from incremental revenue generated by communications sites that existed during the entire period between January 1, 2007 and December 31, 2008, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators, net of straight-line accounting treatment, and the net increase in straight-line revenue from extending the renewal dates of thousands of our tenant leases, partially offset by lease cancellations. Approximately $25.7 million of the increase resulted from approximately 1,420 communications sites acquired and/or constructed subsequent to January 1, 2007. We believe that our rental and management revenue will grow as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless service providers.

Network Development Services Revenue

Network development services revenue for the year ended December 31, 2008 was $46.5 million, an increase of $15.9 million from the year ended December 31, 2007. The increase was primarily attributable to revenues generated from our site acquisition, zoning and permitting services. As we continue to focus on and grow our rental and management business, however, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2008 were $986.8 million, a decrease of approximately $91.5 million from the year ended December 31, 2007. The decrease was attributable to decreases in depreciation, amortization and accretion expense and selling, general, administrative and development expense of $117.6 million and $6.1 million, respectively. These decreases were partially offset by an increase in expenses within our rental and management segment of $19.6 million, an increase in expenses within our network development services segment of $10.7 million and an increase in impairments, net loss on sale of long-lived assets, restructuring and merger related expense of $2.0 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the year ended December 31, 2008 was $363.0 million, an increase of $19.6 million from the year ended December 31, 2007. Approximately $10.4 million of the increase was attributable to communications sites which existed during the period between January 1, 2007 and December 31, 2008, and approximately $9.2 million of the increase was related to approximately 1,420 sites acquired and/or constructed subsequent to January 1, 2007. The increase in expenses related to existing towers as of January 1, 2007 resulted primarily from increases in ground rent.

Rental and management segment gross margin for the year ended December 31, 2008 was $1,198.3 million, an increase of $101.5 million from the year ended December 31, 2007. The increase resulted from the additional rental and management revenue described above, partially offset by the increase in rental and management expense.

Rental and management segment operating profit for the year ended December 31, 2008 was $1,130.2 million, an increase of $99.3 million from the year ended December 31, 2007. This was comprised of the $101.5 million increase in rental and management segment gross margin described above, net of an increase of $2.2 million in selling, general, administrative and development expenses related to the rental and management segment.

Network Development Services Expense

Network development services expense for the year ended December 31, 2008 was $26.8 million, an increase of $10.7 million from the year ended December 31, 2007. The majority of the increase correlates to the growth in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the year ended December 31, 2008 was $405.3 million, a decrease of $117.6 million from the year ended December 31, 2007. The decrease was primarily due to our revision of the estimated useful lives of our towers and certain related intangible assets from our historical estimate of 15 years to a revised estimate of 20 years, partially offset by the depreciation, amortization and accretion expense associated with newly acquired and constructed towers. The change in the estimated useful lives of our towers was based on a review that we completed in the first quarter of 2008, the effect of which was accounted for prospectively effective January 1, 2008, which resulted in a reduction in depreciation and amortization expense of approximately $121.2 million for the year ended December 31, 2008.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the year ended December 31, 2008 was $180.4 million, a decrease of $6.1 million from the year ended December 31, 2007. The decrease was primarily attributable to a decrease of approximately $12.8 million in costs associated with the legal and governmental proceedings related to the review of our historical stock option granting practices and related accounting, and other related costs, partially offset by increases of approximately $6.7 million in expenses associated with international business development and information technology spending.

Impairments, Net Loss on Sale of Long-lived Assets, Restructuring and Merger Related Expense

Impairments, net loss on sale of long-lived assets, restructuring and merger related expense for the year ended December 31, 2008 was $11.2 million, an increase of $2.0 million from the year ended December 31, 2007. The increase was primarily due to a $1.4 million increase in losses recognized upon the disposal of certain non-core tower assets.

Interest Income

Interest income for the year ended December 31, 2008 was $3.4 million, a decrease of $7.4 million from the year ended December 31, 2007. The decrease was primarily attributable to a decrease in average interest rates from December 31, 2007 to December 31, 2008.

Interest Expense

Interest expense for the year ended December 31, 2008 was $253.6 million, an increase of $17.8 million from the year ended December 31, 2007. The increase was primarily attributable to an approximately 13% increase in our average outstanding debt, as a result of the debt financing activities described in “Liquidity and Capital Resources” below and note 6 to our consolidated financial statements included herein, partially offset by a decrease in the average borrowing rate.

Loss on Retirement of Long-Term Obligations

Loss on retirement of long-term obligations for the year ended December 31, 2008 was $4.9 million, a decrease of $30.5 million from the year ended December 31, 2007.

During the year ended December 31, 2008, holders of approximately $18.3 million principal amount of our 3.25% Notes and $182.8 million principal amount of our 3.00% Notes converted their notes into shares of our Common Stock. In connection with conversions of a portion of these notes, we paid holders an aggregate of approximately $4.9 million, calculated based on the discounted value of the future interest payments on their notes.

During the year ended December 31, 2007, holders of approximately $89.5 million principal amount of our 3.25% Notes converted their notes into shares of our Common Stock, and we repurchased pursuant to tender offers approximately $192.5 million principal amount of our 5.0% convertible notes due 2010 (“5.0% Notes”) and $324.8 million principal amount of our ATI 7.25% senior subordinated notes due 2011 (“ATI 7.25% Notes”). We also repaid all amounts outstanding under the credit facilities of SpectraSite and at the American Tower operating company level, and we terminated all commitments thereunder. In addition, we repaid all amounts outstanding under our $500.0 million senior unsecured term loan credit facility and terminated the loan. As a result of these transactions, we recorded a charge of $35.4 million related to amounts paid in excess of the carrying value of our 5.0% Notes and ATI 7.25% Notes, amounts paid to holders of our 3.25% Notes in connection with their note conversions, and the write-off of related deferred financing fees.

For more information regarding our financing activities, see “—Liquidity and Capital Resources—Cash Flows from Financing Activities” below.

Other Income

Other income for the year ended December 31, 2008 was $6.0 million, a decrease of $14.7 million from the year ended December 31, 2007. Other income for the year ended December 31, 2008, consisted primarily of foreign currency gains of $5.7 million. Other income for the year ended December 31, 2007 consisted primarily of approximately $18.0 million of gains from the sale of available-for-sale securities and the mark-to-market and subsequent settlement of interest rate swap agreements.

Income Tax Provision

The income tax provision for the year ended December 31, 2008 was $135.5 million, as compared to $59.8 million for the year ended December 31, 2007, representing an increase of $75.7 million from the prior year period. The effective tax rate was 36.4% for the year ended December 31, 2008, as compared to 39.1% for the year ended December 31, 2007. The increase in the income tax provision correlates to the increase in income during the year ended December 31, 2008 as noted above.

The effective tax rate on income from continuing operations for the year ended December 31, 2008 differs from the federal statutory rate primarily due to foreign currency gains, the reversal of $6.4 million of valuation allowances related to our Mexican subsidiary and state taxes. These items are described in note 11 to our consolidated financial statements included herein. Other differences from the federal statutory rate include other foreign items, settlement of tax reserves, non-deductible stock-based compensation expense and additional tax reserves.

In the year ended December 31, 2007, we recovered a portion of our deferred tax asset through our federal income tax refund claims related to the carry back of certain federal net operating losses. In June 2003 and October 2003, we filed federal income tax refund claims with the IRS relating to the carry back of $380.0 million of net operating losses generated prior to 2003. In April 2007, we received a refund of approximately $65.0 million, plus $15.0 million in interest, substantially all of which was accrued at March 31, 2007.

Income (Loss) From Discontinued Operations, Net

Income from discontinued operations, net for the year ended December 31, 2008 was $111.0 million, as compared to a loss from discontinued operations of $36.4 million for the year ended December 31, 2007. During the year ended December 31, 2008, we recorded an income tax benefit related to losses associated with our investment in our wholly owned subsidiary, Verestar, Inc. (“Verestar”). Verestar filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. During 2007, we settled litigation related to the Verestar bankruptcy. In April 2008, the bankruptcy court approved Verestar’s plan of liquidation and in December 2008, Verestar was liquidated. As a result, we recorded an income tax benefit of $110.1 million related to losses associated with our investment in Verestar as income from discontinued operations during the year ended December 31, 2008. During the year ended December 31, 2007, we recorded a $32.0 million liability associated with the Verestar bankruptcy proceedings equal to the settlement amount, which we paid in November 2007.

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

Interest Expense

Interest expense for the year ended December 31, 2007 was $235.8 million, an increase of $20.2 million from the year ended December 31, 2006. The increase was primarily attributable to an approximately 9% increase in our average outstanding debt, as a result of the debt financing activities undertaken during the period.

Loss on Retirement of Long-Term Obligations

During the year ended December 31, 2007, approximately $89.5 million principal amount of our 3.25% Notes were converted into shares of our Common Stock, and we repurchased pursuant to tender offers approximately $192.5 million principal amount of our 5.0% Notes and $324.8 million principal amount of our ATI 7.25% Notes. We also repaid all amounts outstanding under the senior secured credit facilities of SpectraSite and at the American Tower operating company level, and we terminated all commitments thereunder. In addition, we repaid all amounts outstanding under our $500.0 million senior unsecured term loan credit facility and terminated the loan. As a result of these transactions, we recorded a charge of $35.4 million related to amounts paid in excess of the carrying value and the write-off of related deferred financing fees.

During the year ended December 31, 2006, approximately $45.0 million principal amount of our 3.25% Notes were converted into shares of our Common Stock, and we repurchased approximately $74.9 million principal amount of our ATI 7.25% Notes and $23.5 million principal amount of our 5.0% Notes. In addition, on February 1, 2006, we redeemed $227.7 million aggregate principal amount ($162.1 million accreted value, net of $7.0 million fair value discount allocated to warrants) of our ATI 12.25% senior subordinated discount notes due 2008 in accordance with the indenture at 106.125% of their accreted value for an aggregate of $179.5 million. As a result of these transactions, we recorded a charge of $27.2 million related to amounts paid in excess of the carrying value and the write-off of related deferred financing fees.

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

The effective tax rate on income from continuing operations for the year ended December 31, 2007 differs from the federal statutory rate primarily due to the reversal of $27.6 million of valuation allowances on net state deferred tax assets offset by a $7.6 million deferred tax liability recorded in the three months ended December 31, 2007 related to unrealized foreign currency gains on intercompany loans with our Brazilian subsidiary. These items are described in note 11 to our consolidated financial statements included herein. Other differences from the federal statutory rate include other foreign items, settlement of tax reserves, non-deductible stock-based compensation expense, additional tax reserves and state taxes. The effective tax rate on income from continuing operations for the year ended December 31, 2006 differs from the federal statutory rate due primarily to adjustments to foreign items, non-deductible losses on conversions of our 3.25% Notes and state taxes.

In the year ended December 31, 2007, we also received a federal income tax refund from the IRS of approximately $65.0 million, plus $15.0 million in interest. The refund resulted from claims by us filed with the IRS in June 2003 and October 2003, which related to the carry back of net operating losses.

During the three months ended December 31, 2007, we recorded adjustments to the income tax provision for amounts that should have been recorded in prior reporting periods. The adjustments were identified in connection with our year-end tax analyses and audit of the consolidated financial statements and relate primarily to our cumulative deferred tax assets and liabilities. Recording these out-of-period adjustments for the three months ended December 31, 2007 had the effect of increasing the income tax provision by $7.9 million and decreasing income from continuing operations by approximately $4.8 million (inclusive of certain non-tax related adjustments).

Loss from Discontinued Operations, Net

The loss from discontinued operations, net for the year ended December 31, 2007 included $37.8 million of net losses related to Verestar and $1.4 million in net gains related to litigation and insurance settlements that were settled for less than the original estimates.

The loss from discontinued operations for the year ended December 31, 2007 is primarily due to the settlement of the Verestar bankruptcy proceedings and related litigation and the related tax effects. In November 2007, following approval by the bankruptcy court, the Verestar settlement agreement became effective, we paid the $32.0 million settlement amount and the litigation was dismissed.

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

Liquidity and Capital Resources

Overview

As a holding company, our cash flows are derived primarily from the operations of and distributions from our operating subsidiaries or funds raised through borrowings under our credit facilities and debt and equity offerings. As of December 31, 2008, we had approximately $638.2 million of total liquidity, comprised of approximately $143.1 million in cash and cash equivalents and the ability to borrow approximately $495.1 million under our Revolving Credit Facility. As of December 31, 2008, our cash and cash equivalents increased by $110.0 million as compared to December 31, 2007. Summary cash flow information for the years ended December 31, 2008, 2007 and 2006 is set forth below.

	Year Ended December 31,
	2008	2007	2006
Net cash provided by (used for):
Operating activities	$773,258	$692,679	$620,738
Investing activities	(274,940)	(186,180)	(129,112)
Financing activities	(388,172)	(754,640)	(323,063)
Net effect of changes in exchange rates on cash and cash equivalents	(192)	—	—

Increase (decrease) in cash and cash equivalents	$109,954	$(248,141)	$168,563

We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, tower construction and DAS network installations, and tower and land acquisitions. During the years ended December 31, 2008 and 2007, we also used a significant amount of our cash flows to fund refinancing and repurchases of our outstanding indebtedness, as well as our stock repurchase programs. By refinancing and repurchasing a portion of our outstanding indebtedness, we improved our financial position, which increased our financial flexibility and our ability to return value to our stockholders. Our significant transactions in 2008 included the following:

•

We entered into a new $325.0 million Term Loan pursuant to our Revolving Credit Facility and used the net proceeds, together with available cash, to repay $325.0 million of existing indebtedness under the Revolving Credit Facility.

•	We reduced the amount of indebtedness outstanding under our convertible notes through conversions of approximately $201.1 million face amount of convertible notes into shares of our Common Stock.

•	We repurchased approximately 18.3 million shares of our Common Stock for an aggregate purchase price of $697.1 million, including commissions and fees, pursuant to our stock repurchase programs.

As of December 31, 2008, we had total outstanding indebtedness of approximately $4.3 billion. We generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations in 2008. We believe our cash generated by operations for the year ending December 31, 2009 also will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for 2009. During 2009, if the financial and credit markets improve, we expect that we may opportunistically raise additional capital to fund stock repurchases, repurchase existing debt and for other general corporate purposes.

Cash Flows from Operating Activities

For the year ended December 31, 2008, cash provided by operating activities was $773.3 million, an increase of approximately $80.6 million as compared to the year ended December 31, 2007. This increase was primarily attributable to an increase in income from continuing operations of $143.5 million resulting from continued growth in our rental and management segment.

For the year ended December 31, 2007, cash provided by operating activities was $692.7 million, an increase of approximately $71.9 million as compared to the year ended December 31, 2006. This increase was primarily attributable to an increase in net income of $28.8 million resulting from the continued growth of our rental and management segment and a decrease in prepaid and other assets, which was partially offset by a decrease in non-cash items reflected in the statement of operations. The decrease in prepaid and other assets was primarily the result of a decrease in deferred tax assets. The decrease in non-cash items was primarily a result of a reduction of approximately $49.8 million of net cash receipts related to towers included in the securitization transaction, which are classified as restricted cash.

Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2009 in excess of their cash needs for operations and expenditures for tower construction, improvements and acquisitions.

Cash Flows from Investing Activities

For the year ended December 31, 2008 cash used for investing activities was $274.9 million, an increase of approximately $88.8 million as compared to the year ended December 31, 2007. This increase was primarily attributable to increased spending for the purchase of property and equipment and construction activities and acquisitions of approximately $89.1 million. During the year ended December 31, 2008, payments for purchases of property and equipment and construction activities totaled $243.5 million, including $105.5 million of capital expenditures related to the maintenance, improvement and augmentation of our existing communications sites, $90.7 million spent in connection with the construction of 676 towers and the installation of 16 in-building DAS networks, $41.7 million spent to acquire land under our towers that was subject to ground agreements (including leases), and $5.6 million spent on information technology improvements. In addition, during the year ended December 31, 2008, we spent $42.8 million to acquire 269 towers. We plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our return on investment criteria. We expect that our 2009 total capital expenditures will be between approximately $200.0 million and $230.0 million, including $45.0 million for capital improvements and corporate expenditures, between $30.0 million and $35.0 million for the redevelopment of existing communications sites, between $25.0 million and $30.0 million of ground lease purchases and between $100.0 million and $120.0 million for the construction of approximately 700 to 900 new communications sites, including towers and DAS networks, and for the installation of shared back-up power generators at certain of our tower sites.

For the year ended December 31, 2007, cash used for investing activities was $186.2 million, an increase of approximately $57.1 million as compared to the year ended December 31, 2006. This increase was primarily attributable to increased spending for the purchase of property and equipment and construction activities and acquisitions of approximately $56.9 million. During the year ended December 31, 2007, payments for purchases of property and equipment and construction activities totaled $154.4 million, including $66.5 million of capital expenditures related to the maintenance, improvement and augmentation of our existing communications sites, $30.7 million spent in connection with the construction of 152 towers and the installation of 17 in-building DAS networks, $44.4 million spent to acquire land under our towers that was subject to ground agreements (including leases), and $12.7 million spent on information technology improvements. In addition, during the year ended December 31, 2007, we spent $36.9 million to acquire 293 towers and $7.1 million to acquire the assets of a structural analysis engineering firm.

Cash Flows from Financing Activities

For the year ended December 31, 2008, cash used for financing activities was $388.2 million, a decrease of approximately $366.5 million as compared to the year ended December 31, 2007. This decrease was primarily attributable to a decrease of approximately $928.2 million in purchases of our Common Stock and a decrease of $44.7 million in deferred financing costs and other financing activities. These decreases were partially offset by the absence of any new debt issuances during the year ended December 31, 2008 as compared to the issuance of approximately $2,250.0 million in debt during the year ended December 31, 2007. Borrowings under our credit facilities during the year ended December 31, 2008 were approximately $575.0 million, as compared to $2,175.0 million during the year ended December 31, 2007. The borrowings and debt issuances were offset by debt repayments of approximately $327.5 million and $3,612.2 million during the years ended December 31, 2008 and 2007, respectively.

For the year ended December 31, 2007, cash used for financing activities was $754.6 million, an increase of approximately $431.6 million as compared to the year ended December 31, 2006. This increase was primarily attributable to an increase of approximately $3,316.5 million in repayments of notes payable, credit facilities and capital leases and an increase of $1,336.0 million in purchases of our Common Stock, partially offset by an increase of $4,183.0 million in the proceeds received as a result of the issuance of debt and drawdown on the existing credit facilities.

Revolving Credit Facility. During the year ended December 31, 2008, we drew down and repaid amounts under the $1.25 billion Revolving Credit Facility in the ordinary course, and we also repaid $325.0 million of borrowings under the Revolving Credit Facility using net proceeds from the Term Loan and available cash. As of December 31, 2008, we had $750.0 million outstanding and the ability to borrow approximately $495.1 million under the Revolving Credit Facility.

The Borrower under the Revolving Credit Facility is American Tower Corporation. The Revolving Credit Facility has a term of five years and matures on June 8, 2012. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Revolving Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. The Revolving Credit Facility allows us to use borrowings for working capital needs and other general corporate purposes of us and our subsidiaries (including, without limitation, to refinance or repurchase other indebtedness and, provided certain conditions are met, to repurchase our equity securities, in each case without additional lender approval).

Term Loan. On March 24, 2008, we entered into the $325.0 million Term Loan pursuant to the Revolving Credit Facility. At closing, we received net proceeds of approximately $321.7 million from the Term Loan, which, together with available cash, we used to repay $325.0 million of existing indebtedness under the Revolving Credit Facility. The Term Loan is governed by the terms of the loan agreement for the Revolving Credit Facility. Consistent with the terms of the Revolving Credit Facility, the borrower under the Term Loan is American Tower Corporation, and the maturity date for the Term Loan is June 8, 2012. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium.

Stock Repurchase Programs. During the year ended December 31, 2008, we maintained two stock repurchase programs, a $1.5 billion stock repurchase program approved by our Board of Directors in February 2007 (“2007 Buyback”), which we ended in February 2008, and a $1.5 billion stock repurchase program approved by our Board of Directors in February 2008 (“2008 Buyback”), which remains ongoing. Pursuant to the 2007 Buyback we repurchased 4.3 million shares of our Common Stock for an aggregate of $163.7 million, including commissions and fees, during the three months ended March 31, 2008. Total repurchases under the 2007 Buyback were approximately 35.3 million shares of Common Stock for an aggregate purchase price of $1.45 billion, including commissions and fees. Pursuant to the 2008 Buyback, we repurchased 14.0 million shares of our Common Stock for an aggregate of $533.3 million, including commissions and fees, during the year ended December 31, 2008. As of December 31, 2008, we had repurchased a total of 71.1 million shares of Common Stock for an aggregate of $2.7 billion, including commissions and fees, pursuant to our stock repurchase programs.

In the near term, we expect to fund any further repurchases of our Common Stock through a combination of cash on hand, cash generated by operations and borrowings under our Revolving Credit Facility. If the financial and credit markets improve, we expect that we may opportunistically raise additional capital, which we could then use to fund future purchases of our Common Stock. Purchases under the 2008 Buyback are subject to us having available cash to fund repurchases. Under the 2008 Buyback, we are authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we purchase our Common Stock pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which allow us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

In the fourth quarter of 2008, we significantly reduced purchases of Common Stock under our stock repurchase program based on the downturn in the economy and the disruptions in the financial and credit markets. Subsequent to December 31, 2008, we repurchased approximately 28,000 shares of our Common Stock for an aggregate of $0.8 million, including commissions and fees, pursuant to the 2008 Buyback. As of February 13, 2009, we had repurchased a total of 14.0 million shares of our Common Stock for an aggregate of $534.1 million, including commissions and fees, pursuant to the 2008 Buyback. We expect to continue to manage the pacing of the program in the future in response to general market conditions and other relevant factors.

Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan, upon exercise of stock options granted under our equity incentive plans and upon exercise of warrants to purchase our equity securities. For the year ended December 31, 2008, we received an aggregate of approximately $82.9 million in proceeds from sales of shares pursuant to our employee stock purchase plan, upon exercises of stock options and upon exercises of warrants.

Contractual Obligations. Our contractual obligations relate primarily to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in our securitization transaction, borrowings under our Revolving Credit Facility and Term Loan, our outstanding notes and our operating leases related to the ground under our towers. The following table sets forth information relating to our contractual obligations payable in cash as of December 31, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Commercial Mortgage Pass-Through Certificates, Series 2007-1						$1,750,000	$1,750,000
Revolving Credit Facility(1)				$750,000			750,000
Term Loan (1)				325,000			325,000
7.25% senior subordinated notes			$288				288
7.50% senior notes				225,000			225,000
7.125% senior notes				500,000			500,000
7.00% senior notes						500,000	500,000
5.0% convertible notes		$59,683					59,683
3.00% convertible notes(2)				162,216			162,216
2.25% convertible notes	$44						44

Long-term obligations, excluding capital leases and other notes payable	$44	$59,683	$288	$1,962,216		$2,250,000	$4,272,231
Cash interest expense(1)	224,000	218,000	217,000	182,000	$133,000	158,000	1,132,000
Capital lease payments (including interest) and other notes payable	5,772	5,469	4,972	4,812	4,829	206,570	232,424

Total debt service obligations	$229,816	$283,152	$222,260	$2,149,028	$137,829	$2,614,570	$5,636,655

Operating lease payments(3)	229,799	222,063	217,771	212,871	207,771	2,859,415	3,949,690
Other long-term liabilities(4)(5)	164	182	187	193	198	214,873	215,797

Total	$459,779	$505,397	$440,218	$2,362,092	$345,798	$5,688,858	$9,802,142

(1)

The Company has the option of choosing either a defined base rate or the London Interbank Offering Rate (“LIBOR”) as the applicable base interest rate for borrowings under the Revolving Credit Facility and Term Loan. For the Revolving Credit Facility, the interest rate ranges between 0.40% and 1.25% above the applicable LIBOR for LIBOR based borrowings or between 0.00% and 0.25% above the defined base rate for base rate borrowings, in each case based on our debt ratings. For the Term Loan, the interest rate ranges between 0.50% and 1.50% above LIBOR for LIBOR based borrowings or between 0.00% and 0.50% above the defined base rate for base rate borrowings, in each case based on our debt ratings. A quarterly commitment fee on the undrawn portion of the Revolving Credit Facility is required, ranging from 0.08% to 0.25% per annum, based on our debt ratings. As discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” we have entered into swap agreements to manage exposure to variable rate interest obligations under the Revolving Credit Facility and Term Loan. As a result of these swap agreements, the effective weighted average interest rate in effect at December 31, 2008 for the Revolving Credit Facility and Term Loan was 3.20%. For projections of our cash interest expense related to the

Revolving Credit Facility and Term Loan, we have assumed the LIBOR rate before the margin, as defined in the loan agreement, is 1.42% through its maturity on June 7, 2012.

(2)	We may redeem the 3.00% Notes after August 20, 2009 at an initial redemption price of 101.125% of the principal amount, subject to a ratable decline after August 15 of the following year to 100% of the principal amount in 2012.

(3)	Operating lease payments include payments to be made under non-cancelable initial terms, as well as payments for certain renewal periods at our option because failure to renew could result in a loss of the applicable tower site and related revenues from tenant leases, thereby making it reasonably assured that we will renew the lease.

(4)	Primarily represents our asset retirement obligations and excludes certain other long-term liabilities included in our consolidated balance sheet, primarily our straight-line rent liability for which cash payments are included in operating lease payments and unearned revenue that is not payable in cash.

(5)	Other long-term liabilities exclude $24.7 million of liabilities for unrecognized tax positions and $29.1 million of accrued income tax related interest and penalties included in our consolidated balance sheet as we are uncertain as to when and if the amounts may be settled. Settlement of such amounts could require the use of cash flows generated from operations. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions.

Off-Balance Sheet Arrangements. We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Refinancing Activities

In order to extend the maturity dates of our indebtedness, lower our cost of debt and improve our financial flexibility, we use our available liquidity and seek new sources of liquidity to refinance our outstanding indebtedness. During the year ended December 31, 2008, we entered into a $325.0 million Term Loan pursuant to the Revolving Credit Facility, and we used the net proceeds, together with available cash, to repay $325.0 million of existing indebtedness under the Revolving Credit Facility, as discussed above. During the year ended December 31, 2008, we also reduced the amount of indebtedness outstanding under our convertible notes through conversions of notes into shares of our Common Stock, and we sought to manage our exposure to variable interest rates under our Revolving Credit Facility and Term Loan by entering into swap agreements, as discussed below.

3.25% Convertible Notes. During the year ended December 31, 2008, we issued approximately 1.5 million shares of our Common Stock upon conversion of approximately $18.3 million principal amount of our 3.25% Notes. Pursuant to the terms of the indenture, holders of the 3.25% Notes are entitled to receive 81.808 shares of Common Stock for every $1,000 principal amount of notes converted. In April 2008, we issued approximately 1.1 million shares of our Common Stock upon conversion of approximately $13.6 million principal amount of our 3.25% Notes. In connection with the conversion, we paid the holders an aggregate of approximately $0.2 million, calculated based on the accrued and unpaid interest on the notes and the discounted value of the future interest payments on the notes. In July 2008, we issued a notice for the redemption on August 6, 2008 of all of our outstanding 3.25% Notes. In accordance with the conversion provisions of the 3.25% Notes and the indenture for the 3.25% Notes, holders of the notes had the right at any time until and including, but not after, the close of business on August 5, 2008, to convert their notes into shares of our Common Stock. Holders of all $4.7 million of the outstanding 3.25% Notes converted their notes into an aggregate of approximately 0.4 million shares of our Common Stock prior to redemption. As a result, as of August 6, 2008, none of the 3.25% Notes remained outstanding.

3.00% Convertible Notes. During the year ended December 31, 2008, we issued 8.9 million shares of our Common Stock upon conversion of approximately $182.8 million principal amount of our 3.00% Notes. Pursuant to the terms of the indenture, holders of the 3.00% Notes are entitled to receive 48.7805 shares of Common Stock for every $1,000 principal amount of notes converted. In connection with the conversions, we paid such holders an aggregate of approximately $4.7 million, calculated based on the discounted value of the future interest payments on the notes. As of December 31, 2008, $162.2 million principal amount of the 3.00% Notes remained outstanding.

Interest Rate Swap Agreements. During the year ended December 31, 2008, we entered into twelve additional interest rate swap agreements to manage exposure to variability in cash flows related to forecasted interest payments under the Revolving Credit Facility and Term Loan. As of December 31, 2008, we held fifteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $775.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011.

Factors Affecting Sources of Liquidity

Internally Generated Funds. Because the majority of our tenant leases are multi-year contracts, a significant majority of the revenues generated by our rental and management segment as of the end of 2008 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it into operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities is dependent upon the demand for our communications sites and our related services and our ability to increase the utilization of our existing communications sites.

Restrictions Under Loan Agreement Relating to Revolving Credit Facility and Term Loan. The loan agreement for the Revolving Credit Facility and Term Loan contains certain financial ratios and operating covenants and other restrictions applicable to us and all of our subsidiaries designated as restricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens, as well as the following three financial maintenance tests:

•	a consolidated total leverage ratio (Total Debt to Adjusted EBITDA) of not greater than 6.00 to 1.00;

•	a consolidated senior secured leverage ratio (Senior Secured Debt to Adjusted EBITDA) of not greater than 3.00 to 1.00; and

•	an interest coverage ratio (Adjusted EBITDA to Interest Expense) of not less than 2.50 to 1.00.

As of December 31, 2008, we were in compliance with each of the foregoing financial tests.

The loan agreement also contains reporting and information covenants that require us to provide financial and operating information within certain time periods. If we are unable to timely provide the required information, we would be in breach of these covenants. Any failure to comply with the financial maintenance tests and operating covenants of the loan agreement for the Revolving Credit Facility and Term Loan would not only prevent us from being able to borrow additional funds under the facility, but would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

Restrictions Under Loan Agreement Relating to Securitization Transaction. The loan agreement related to the securitization transaction includes operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, our two special purpose subsidiaries that are borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. The organizational documents of the borrowers contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that the borrowers maintain at least two independent directors. The loan agreement also contains certain covenants that require the borrowers to provide the trustee with regular financial reports and operating budgets, promptly notify the trustee of events of default and material breaches under the loan agreement and other agreements related to the towers subject to the securitization transaction, and allow the trustee reasonable access to the towers, including the right to conduct site investigations.

Failure to comply with the covenants in the loan agreement related to the securitization transaction could prevent the borrowers from taking certain actions with respect to the towers, and could prevent the borrowers from distributing any excess cash from the operation of the towers to us. If the borrowers were to default on the loan related to the securitization transaction, the trustee could seek to foreclose upon or otherwise convert the ownership of the towers subject to the securitization transaction, in which case we could lose the towers and the revenue associated with the towers.

Restrictions Under Notes Indentures. The indentures governing the terms of our 7.50% Notes and 7.125% Notes also contain certain restrictive covenants with which we and the restricted subsidiaries under these indentures must comply. These include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions and make certain investments. With the exception of SpectraSite and its subsidiaries, most of our operating subsidiaries are designated as restricted subsidiaries under these note indentures. This means, among other things, that those subsidiaries, like American Tower Corporation itself, are subject to those indentures’ restrictions on the amount of cash that they can distribute to unrestricted subsidiaries or otherwise pay out of the restricted group. In addition, certain of SpectraSite’s subsidiaries are subject to restrictions on the amount of cash that they can distribute to us under the loan agreement for the securitization transaction, as discussed above. Any failure to comply with these covenants would constitute a default. Specifically, these indentures restrict us from incurring additional debt or issuing certain types of preferred stock unless our consolidated debt is not greater than 7.5 times our adjusted consolidated cash flow. The indentures also contain reporting and information covenants that require us to provide financial and operating information within certain time periods. If we are unable to timely provide the required information, we would be in breach of these covenants.

If a default occurred under the loan agreement related to the securitization transaction, the loan agreement for the Revolving Credit Facility and Term Loan or the indentures for our other debt securities, the maturity dates for our outstanding debt could be accelerated, and we likely would be prohibited from making additional borrowings under the Revolving Credit Facility until we cured the default. If this were to occur, we would not have sufficient cash on hand to repay such indebtedness. The key factors affecting our ability to comply with the debt covenants described above are our financial performance relative to the financial maintenance tests defined in the loan agreement for the Revolving Credit Facility and Term Loan and our ability to fund our debt service obligations. Based upon our current expectations, we believe our operating results will be sufficient to comply with these covenants.

As of December 31, 2008, our annual consolidated cash debt service obligations (principal and interest) for each of the next five years and thereafter are approximately: $229.8 million, $283.2 million, $222.3 million, $2.2 billion, $137.8 million and $2.6 billion, respectively. In addition, as a holding company, we depend on distributions from our operating subsidiaries or funds raised through credit facilities and debt and equity offerings to fund our debt obligations. Although the agreements governing the terms of the loan agreement related to the securitization transaction permit certain of SpectraSite’s subsidiaries to make distributions to us, such terms also significantly limit their ability to distribute cash to us. Accordingly, if we do not receive sufficient funds from our subsidiaries to meet our debt service obligations, we may be required to refinance or renegotiate the terms of our debt, and there is no assurance we will succeed in such efforts.

Our ability to make scheduled payments of principal and interest on our debt obligations will depend on our future financial performance, which is subject to many factors beyond our control, as outlined above in Item 1A of this Annual Report under the caption “Risk Factors.” In addition, our ability to raise capital in the future may depend on our credit ratings from commercial rating agencies, which are dependent on our expected financial performance, the liquidity factors discussed above, and the rating agencies’ outlook for our industry. There can be no assurance that we will be able to complete such financings or, if such financings are completed, that the terms will be commercially reasonable, particularly in light of the recent downturn in the economy and the disruptions in the financial and credit markets.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the year ended December 31, 2008. We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For a discussion of our other accounting policies, see note 1 to our consolidated financial statements included in this Annual Report, beginning on page F-7.

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

We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. We believe that the amount of the change could range from zero to $10.0 million. As of December 31, 2008, we have classified approximately $24.7 million as other long-term liabilities in the consolidated balance sheet. We also classified approximately $29.1 million of accrued income tax-related interest and penalties as other long-term liabilities in the consolidated balance sheet as of December 31, 2008.

SFAS No. 109 “Accounting For Income Taxes,” requires that companies record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” We periodically review our deferred tax assets, and we record a valuation allowance to reduce our net deferred tax asset to the amount that management believes is more likely than not to be realized. As of December 31, 2008, we have provided a valuation allowance of approximately $47.4 million which primarily relates to state net operating loss carryforwards, equity investments and foreign items. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our federal net operating loss carryforwards, as we believe that we will have sufficient taxable income to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.

The recoverability of our remaining net deferred tax asset has been assessed utilizing projections based on our current operations. The projections show a significant decrease in depreciation in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets will be dependent upon our ability to generate approximately $1.4 billion and $1.3 billion in federal and state taxable income, respectively, from January 1, 2009 to December 31, 2028. If we are unable to generate sufficient taxable income in the future or carry back losses as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense.

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

From time to time, we are subject to examination by various tax authorities in jurisdictions in which we have significant business operations, and we regularly assess the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. We believe that adequate provisions have been made for income taxes for all periods through December 31, 2008.

As described in note 1 to the consolidated financial statements, in April 2008, Verestar’s plan of liquidation was approved by the bankruptcy court and in December 2008, Verestar was liquidated. As a result, we recorded an income tax benefit of $110.1 million related to losses associated with our investment in Verestar as income from discontinued operations during the year ended December 31, 2008.

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

During the years ended December 31, 2008 and 2007, we updated our assumptions used in estimating our aggregate asset retirement obligation, which resulted in a net increase in the estimated obligation of $13.0 million and a net decrease in the estimated obligation of $3.8 million, respectively. The increase in 2008 primarily resulted from changes in timing of certain settlement date assumptions, and the purchase of land underlying ground leases. Fair value estimates of liabilities for asset retirement obligations generally involve discounted future cash flows, and periodic accretion of such liabilities due to the passage of time is recorded as an operating expense. The significant assumptions used in estimating our aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate our incremental borrowing rate. While we feel the assumptions are appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from these estimates. We will continue to review these assumptions periodically and we may need to adjust them as necessary.

•

Stock-Based Compensation. We account for stock-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) and related pronouncements, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, restricted stock units and employee stock purchases under employee stock purchase plans. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the accounting measurement date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Under SFAS No. 123R, the fair value of a stock option is determined using a Black-Scholes option-pricing model that takes into account the stock price at the accounting measurement date, the exercise price, the expected life of the option, the volatility of the underlying stock and its expected dividends, and the risk-free interest rate over the expected life of the option. These assumptions are highly subjective and changes in them could significantly impact the value of the option and hence the compensation expense. Under SFAS No. 123R, the fair value of restricted stock units is based on the fair value of our Common Stock on the grant date.

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

Goodwill—Assets Not Subject to Amortization: We perform our annual goodwill impairment test each year and when events or circumstances indicate that the asset might be impaired. In December 2008, 2007 and 2006, we completed our annual impairment testing related to the goodwill of our rental and management segment and determined that goodwill was not impaired. Fair value estimates are based on our historical and projected operating results and market information, changes to which could affect those fair value estimates.

•

Revenue Recognition. Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned, regardless of whether the payments from the customer are received in equal monthly amounts. Fixed escalation clauses present in non-cancelable lease agreements, excluding those tied to the Consumer Price Index or other inflation-based indices, and other incentives present in lease agreements with our customers are recognized on a straight-line basis over the terms of the applicable leases. Straight-line revenues for the years ended December 31, 2008, 2007 and 2006 approximated $50.4 million, $69.7 million and $58.3 million, respectively. Amounts billed up-front for certain services provided in connection with the execution of lease agreements are initially deferred and recognized as revenue over the terms of the applicable leases. Amounts billed or received prior to being earned are deferred and reflected in unearned revenue in the consolidated balance sheets until the earnings process is complete.

•

Estimated Useful Lives of Assets. As described in note 2 to our consolidated financial statements included herein, during the year ended December 31, 2007 we undertook a review of the estimated useful lives of our tower assets to determine if we should modify our estimates for asset lives based on our historical operating experience. We completed the review of the estimated useful lives of our tower assets in the first quarter of 2008. Based on this review, we revised the estimated useful lives of our towers and certain related intangible assets from our historical estimate of 15 years to a revised estimate of 20 years, effective January 1, 2008. We accounted for the change in estimated useful lives as a change in estimate under Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections.” The impact of the change in estimate was accounted for prospectively effective January 1, 2008. For the year ended December 31, 2008, the change resulted in a reduction in depreciation and amortization expense of approximately $121.2 million and an increase in net income of approximately $74.4 million.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for us as of January 1, 2008. We have not elected the fair value option allowed under SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. Among other items, SFAS No. 141R changes the accounting for acquisitions by eliminating the step acquisition model, providing that contingent consideration be recognized at the time of acquisition (instead of being recognized when it is probable), disallowing the capitalization of transaction costs, and changing when restructurings related to acquisitions can be recognized. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for us for acquisitions made after the January 1, 2009 effective date. Amounts capitalized in notes receivable and other long-term assets as of December 31, 2008, include approximately $1.6 million of transaction costs that will be expensed upon the adoption of this standard.

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

In February 2008, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS No. 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis (that is, at least annually). In October 2008, the FASB issued FSP 157-3. FSP 157-3 clarifies the application of SFAS No. 157 when determining the fair value of a financial asset when the market for that asset is not currently active. FSP 157-3 emphasizes that approaches other than the market approach to determining fair value may be appropriate when it is determined that, as a result of market inactivity, other valuation approaches are more representative of fair value. Other valuation approaches can involve significant assumptions regarding future cash flows. FSP 157-3 clarifies that these assumptions must incorporate adjustments for nonperformance and liquidity risks that market participants would consider in valuing the asset in an inactive market. FSP 157-3 emphasizes the existing disclosure requirements under SFAS No. 157 regarding significant unobservable inputs (Level 3 inputs). FSP 157-3 became effective on October 10, 2008, including with respect to prior periods for which financial statements have not been issued. We did not elect to early adopt SFAS No. 157 for nonrecurring measurements of nonfinancial assets or liabilities as allowed under FSP FAS 157-2.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). Among other items, this statement changes disclosure requirements and requires entities to provide enhanced disclosures about how and why entities use derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” and related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us as of January 1, 2009. We are in the process of evaluating the impact the adoption of SFAS No. 161 will have on our disclosures; however, the adoption of SFAS No. 161 will not have an impact on the determination of our financial results.

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

Information Presented Pursuant to the Indentures of our 7.50% Notes and 7.125% Notes

The following table sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our 7.50% Notes and 7.125% Notes. The indentures governing our 7.50% Notes and 7.125% Notes contain restrictive covenants with which we and certain subsidiaries under these indentures must comply. These include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions and make certain investments. Any failure to comply with these covenants would constitute a default, which could result in the acceleration of the principal amount and accrued and unpaid interest on all our outstanding 7.50% Notes and 7.125% Notes. In order for the holders of these notes to assess our compliance with certain of these covenants, the indentures require us to disclose in the periodic reports we file with the SEC our Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow (each as defined in the indentures). Under the indentures, our ability to make certain types of restricted payments is limited by the amount of Adjusted Consolidated Cash Flow that we generate, which is determined based on our Tower Cash Flow and Non-Tower Cash Flow. In addition, the indentures for our 7.50% Notes and 7.125% Notes restrict us from incurring additional debt or issuing certain types of preferred stock if on a pro forma basis the issuance of such debt and preferred stock would cause our consolidated debt to be greater than 7.5 times our Adjusted Consolidated Cash Flow. As of December 31, 2008, the ratio of our consolidated debt to Adjusted Consolidated Cash Flow was approximately 3.5. For more information about the restrictions under our notes indentures, see note 6 to our consolidated financial statements included in this Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

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

The following table presents Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow for the Company and its restricted subsidiaries, as defined in the indentures for the applicable notes (in thousands):

Tower Cash Flow, for the three months ended December 31, 2008	$188,449

Consolidated Cash Flow, for the twelve months ended December 31, 2008	726,954
Less: Tower Cash Flow, for the twelve months ended December 31, 2008	(741,565)
Plus: four times Tower Cash Flow, for the three months ended December 31, 2008	753,798

Adjusted Consolidated Cash Flow, for the twelve months ended December 31, 2008	739,187

Non-Tower Cash Flow, for the twelve months ended December 31, 2008	$(14,611)

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate swaps. During the year ended December 31, 2008, all derivative financial instruments were used for purposes other than trading. During 2008, we entered into twelve additional interest rate swap agreements and as of December 31, 2008, we held fifteen interest rate swap agreements with an aggregate notional amount of $775.0 million.

During the year ended December 31, 2008, holders of $201.1 million principal amount of our convertible notes converted their notes, including the conversion of $18.3 million principal amount of 3.25% Notes and $182.8 million principal amount of 3.00% Notes into shares of our Common Stock. In March 2008, we entered into a new $325.0 million Term Loan, of which approximately $321.7 million was used, together with available cash, to repay $325.0 million of existing indebtedness under the Revolving Credit Facility. As of December 31, 2008, $750.0 million was outstanding under the Revolving Credit Facility.

The following tables provide information as of December 31, 2008 and 2007 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps and swaps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

As of December 31, 2008

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$1,837	$60,989	$1,018	$887,822	$646	$2,305,054	$3,257,366	$2,849,261
Average Interest Rate(a)	5.93%	5.02%	6.43%	6.47%	6.31%	5.97%
Variable Rate Debt(a)				$1,075,000			$1,075,000	$1,023,986

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place As of December 31, 2008 and Interest Rate Detail by Contractual Maturity Dates (In thousands, except percentages)
Interest Rate SWAPS	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Notional Amount	$150,000 (b)						$150,000	$(3,681)
Fixed Rate (e)	3.95%
Notional Amount		$100,000 (c)					$100,000	$(5,125)
Fixed Rate (e)		4.08%
Notional Amount			$525,000 (d)				$525,000	$(17,815)
Fixed Rate (e)			3.11%

As of December 31, 2007 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In thousands, except percentages)
Long-Term Debt	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$1,817	$1,241	$78,828	$13,714	$1,069,998	$2,292,895	$3,458,493	$3,822,979
Average Interest Rate(a)	5.79%	5.78%	4.60%	6.28%	5.87%	5.97%
Variable Rate Debt(a)					$825,000		$825,000	$814,688

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of December 31, 2007 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2008	2009		2010		2011	2012	Thereafter	Total	Fair Value
Notional Amount		$150,000	(b)						$150,000	$(369)
Fixed Rate (e)		3.95%
Notional Amount				$100,000	(c)				$100,000	$(571)
Fixed Rate (e)				4.08%

(a)	As of December 31, 2008, variable rate debt consists of our Revolving Credit Facility ($750.0 million drawn) and Term Loan ($325.0 million) included above based on the June 8, 2012 maturity date. As of December 31, 2008, fixed rate debt consists of: the Certificates issued in the securitization transaction ($1.75 billion); 2.25% convertible notes due 2009 (“2.25% Notes”) ($0.04 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of December 31, 2008 is $501.1 million); the 5.0% Notes ($59.7 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($0.3 million); the 3.00% Notes ($162.2 million principal amount due at maturity; the balance as of December 31, 2008 is $161.9 million accreted value); the 7.00% senior notes due 2017 (“7.00 Notes”) ($500.0 million) and other debt of $60.1 million. Interest on the Revolving Credit Facility and Term Loan is payable in accordance with the applicable LIBOR agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at December 31, 2008 for the Revolving Credit Facility and Term Loan was 3.20%. For the year ended December 31, 2008, the weighted average interest rate under the Revolving Credit Facility and Term Loan was 4.16%.

As of December 31, 2007, variable rate debt consists of our Revolving Credit Facility ($825.0 million drawn) included above based on the June 8, 2012 maturity date. As of December 31, 2007, fixed rate debt consists of: the Certificates issued in the securitization transaction ($1.75 billion); 2.25% Notes ($0.04 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of December 31, 2007 is $502.2 million); the 5.0% Notes ($59.7 million); the 3.25% Notes ($18.3 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($0.3 million); the 3.00% Notes ($345.0 million principal amount due at maturity; the balance as of December 31, 2007 is $344.6 million accreted value); the 7.00% Notes ($500.0 million) and other debt of $60.2 million. Interest on the Revolving Credit Facility is payable in accordance with the applicable LIBOR agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at December 31, 2007 for the Revolving Credit Facility was 5.52%. For the year ended December 31, 2007, the weighted average interest rate under our credit facilities was 6.15%.

(b)	Includes notional amounts of $150.0 million that expire in December 2009.

(c)	Includes notional amount of $100.0 million that expires in December 2010.

(d)	Includes notional amounts of $175.0 million, $75.0 million and $275.0 million that expire in January, February, and March 2011, respectively.

(e)	Represents the weighted-average fixed rate or range of interest based on contractual notional amount as a percentage of total notional amounts in a given year.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of December 31, 2008, after giving effect to our interest rate swap agreements, was comprised of $250.0 million under the Revolving Credit Facility and $50.0 million under the Term Loan. A 10% increase, or approximately 32 basis points, in current interest rates would have caused an additional pre-tax charge to our net income and an increase in our cash outflows of $1.0 million for the year ended December 31, 2008.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our foreign operations, including our rental and management segment divisions in Mexico, Brazil and India. For the three months ended December 31, 2008, the remeasurement gain from these operations approximated $6.7 million. For the year ended December 31, 2008, the remeasurement gain from these operations approximated $5.7 million.

As of December 31, 2008, we held fifteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $775.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December  31, 2008.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on management’s internal control over financial reporting, which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Tower Corporation

Boston, Massachusetts

We have audited the internal control over financial reporting of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 26, 2009

Remediation of Prior Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, we determined that as of December 31, 2007, we had a material weakness in our internal control over financial reporting because we failed to maintain effective controls over the accounting for income taxes with respect to determining, documenting, tracking and adjusting our deferred tax assets and liabilities on a timely manner basis. During the three months ended December 31, 2007, we recorded adjustments to the income tax provision for amounts that should have been recorded in prior reporting periods. The adjustments were identified in connection with our year-end tax analyses and related primarily to our cumulative deferred tax assets and liabilities. The principal components of the adjustments resulted from (i) a deferred foreign tax liability from foreign currency fluctuations arising out of certain long-term intercompany loan transactions involving our Brazilian subsidiary and (ii) changes to certain deferred tax assets and liabilities, including those arising out of the discontinued operations of our Verestar subsidiary, which was discontinued in 2002, and deconsolidated upon filing for bankruptcy protection in 2003.

During the year ended December 31, 2008, we implemented the following changes in our internal control over financial reporting that contributed to the remediation of the material weakness described above:

•	we completed an analysis of our deferred tax assets and liabilities;

•	we evaluated and improved the design and operation of our income tax accounting processes and controls, which has led to the implementation of new and improved processes where warranted;

•

we hired additional, experienced personnel in the international tax area and expanded our internal and external technical resources in the income tax accounting function to review our domestic and foreign transactions and their related tax impacts; and

•	we increased the level of review and discussion of significant tax matters and supporting documentation with senior financial management.

We have evaluated and tested the effectiveness of these controls as of December 31, 2008 and determined that our previously reported material weakness has been remediated.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and their respective ages and positions as of February 13, 2009 are set forth below:

James D. Taiclet, Jr.	48	Chairman, President and Chief Executive Officer
Jean A. Bua	50	Chief Financial Officer and Treasurer
Edmund DiSanto	56	Executive Vice President, Chief Administrative Officer and General Counsel
William H. Hess	45	Executive Vice President, International Operations and President, Latin America
Steven C. Marshall	47	Executive Vice President, International Business Development
Robert J. Meyer, Jr.	45	Senior Vice President, Finance and Corporate Controller
Steven J. Moskowitz	45	Executive Vice President and President, U.S. Tower Division
Amit Sharma	58	Executive Vice President and President, Asia

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

Jean A. Bua is our Chief Financial Officer and Treasurer. Ms. Bua joined us in August 2005 as Senior Vice President, Finance and Corporate Controller and was appointed Executive Vice President, Finance and Corporate Controller in February 2007. Ms. Bua was appointed our Chief Financial Officer and Treasurer in June 2008. Prior to joining us, since 1996, Ms. Bua was with Iron Mountain, Inc., a global records management and data protection services company, where she most recently served as Senior Vice President, Chief Accounting Officer and Worldwide Controller. From 1993 to 1996, Ms. Bua was Corporate Controller for Duracraft Corporation, an international consumer products manufacturer. Prior to joining Duracraft, Ms. Bua was Assistant Controller for Keithley Instruments, a high-tech hardware and software company, from 1991 to 1993. Ms. Bua was also previously a management consultant for Ernst & Young and an auditor for KPMG. Ms. Bua is a Certified Public Accountant and holds an M.B.A. degree from the University of Rhode Island.

Edmund DiSanto is our Executive Vice President, Chief Administrative Officer and General Counsel. Mr. DiSanto joined us in April 2007. Prior to joining us, Mr. DiSanto was with Pratt & Whitney, a unit of United Technologies Corporation. Mr. DiSanto started with United Technologies in 1989, where he first served as Assistant General Counsel of its Carrier subsidiary, then corporate Executive Assistant to the Chairman and Chief Executive Officer of United Technologies, and from 1997, he held various legal and business roles at its Pratt & Whitney unit, including Deputy General Counsel and most recently, Vice President, Global Service Partners, Business Development. Prior to joining United Technologies, Mr. DiSanto served in a number of legal and related positions at United Dominion Industries and New England Electric Systems. Mr. DiSanto earned his J.D. degree from Boston College Law School and a Bachelor of Science from Northeastern University.

William H. Hess is our Executive Vice President, International Operations and President, Latin America. Mr. Hess joined us in March 2001 as Chief Financial Officer of American Tower International and was appointed Executive Vice President in June 2001. Mr. Hess was appointed Executive Vice President, General Counsel in September 2002, and in February 2007, Mr. Hess was also appointed Executive Vice President, International Operations. Mr. Hess relinquished the position of General Counsel in April 2007 when he was named President of our Latin American operations. Prior to joining us, Mr. Hess had been a partner in the corporate and finance practice group of the law firm of King & Spalding LLP, which he joined in 1990. Prior to attending law school, Mr. Hess practiced as a Certified Public Accountant with Arthur Young & Co. Mr. Hess received his J.D. degree from Vanderbilt University School of Law and is a graduate of Harding University.

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

Robert J. Meyer, Jr. is our Senior Vice President, Finance and Corporate Controller. Mr. Meyer joined us in August 2008. Prior to joining us, since 1998, Mr. Meyer was with Bright Horizons Family Solutions, a provider of child care, early education and work/life consulting services, where he most recently served as Chief Accounting Officer. Mr. Meyer also served as Corporate Controller and Vice President of Finance while at Bright Horizons. Prior to joining Bright Horizons, from 1997 to 1998, Mr. Meyer served as Director of Financial Planning and Analysis at First Security Services Corp. Mr. Meyer earned his Masters in Finance from Bentley University and a Bachelor of Science in Accounting from Marquette University, and is also a Certified Public Accountant.

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

Amit Sharma is our Executive Vice President and President, Asia. Mr. Sharma joined us in September 2007. Prior to joining us, Mr. Sharma was with Motorola since 1992, where he led country teams in India and Southeast Asia, including as Country President, India and as Head of Strategy, Asia-Pacific. Mr. Sharma also served on Motorola’s Asia Pacific Board and was a member of its senior leadership team. Prior to joining Motorola, Mr. Sharma was with GE Capital, serving as Vice President, Strategy and Business Development, and prior to that, with McKinsey, New York, serving as a core member of the firm’s Electronics and Marketing Practices. Mr. Sharma earned his M.B.A. degree in International Business from the Wharton School, University of Pennsylvania, where he was on the Dean’s List and the Director’s Honors List. Mr. Sharma also holds an MS in Computer Science from the Moore School, University of Pennsylvania, and a Bachelor of Technology in Mechanical Engineering from the Indian Institute of Technology.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February, 2009.

AMERICAN TOWER CORPORATION

By:	/s/ JAMES D. TAICLET, JR.
James D. Taiclet, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES D. TAICLET, JR. James D. Taiclet, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2009

/s/ JEAN A. BUA Jean A. Bua	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2009

/s/ ROBERT J. MEYER, JR. Robert J. Meyer, Jr.	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 26, 2009

/s/ RAYMOND P. DOLAN Raymond P. Dolan	Director	February 26, 2009

/s/ RONALD M. DYKES Ronald M. Dykes	Director	February 26, 2009

/s/ CAROLYN F. KATZ Carolyn F. Katz	Director	February 26, 2009

/s/ GUSTAVO LARA CANTU Gustavo Lara Cantu	Director	February 26, 2009

/s/ JOANN A. REED JoAnn A. Reed	Director	February 26, 2009

/s/ PAMELA D. A. REEVE Pamela D. A. Reeve	Director	February 26, 2009

/s/ DAVID E. SHARBUTT David E. Sharbutt	Director	February 26, 2009

/s/ SAMME L. THOMPSON Samme L. Thompson	Director	February 26, 2009

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Tower Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” as of January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 26, 2009

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$143,077	$33,123
Restricted cash	51,866	53,684
Short-term investments and available-for-sale securities	2,028	7,224
Accounts receivable, net of allowances	51,313	40,316
Prepaid and other current assets	61,415	71,264
Deferred income taxes	163,981	40,063

Total current assets	473,680	245,674

PROPERTY AND EQUIPMENT, net	3,022,636	3,045,186
GOODWILL	2,186,233	2,188,312
OTHER INTANGIBLE ASSETS, net	1,566,155	1,686,434
DEFERRED INCOME TAXES	381,428	479,854
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	581,533	484,997

TOTAL	$8,211,665	$8,130,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$151,985	$175,464
Accrued interest	28,635	33,702
Current portion of long-term obligations	1,837	1,817
Unearned revenue	120,188	106,395

Total current liabilities	302,645	317,378

LONG-TERM OBLIGATIONS	4,331,309	4,283,467
OTHER LONG-TERM LIABILITIES	583,232	504,178

Total liabilities	5,217,186	5,105,023

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES	3,157	3,342
STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 1,000,000,000 shares authorized, 468,513,843 and 452,759,969 shares issued, and 396,976,896 and 399,518,542 shares outstanding, respectively	4,685	4,527
Additional paid-in capital	8,109,224	7,772,382
Accumulated deficit	(2,356,127)	(2,703,373)
Accumulated other comprehensive loss	(20,031)	(3,626)
Treasury stock (71,536,947 and 53,241,427 shares at cost, respectively)	(2,746,429)	(2,047,818)

Total stockholders’ equity	2,991,322	3,022,092

TOTAL	$8,211,665	$8,130,457

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
REVENUES:
Rental and management	$1,547,035	$1,425,975	$1,294,068
Network development services	46,469	30,619	23,317

Total operating revenues	1,593,504	1,456,594	1,317,385

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	363,024	343,450	332,246
Network development services	26,831	16,172	11,291
Depreciation, amortization and accretion	405,332	522,928	528,051
Selling, general, administrative and development expense (including stock-based compensation expense of $54,807, $54,603 and $39,502, respectively)	180,374	186,483	159,324
Impairments, net loss on sale of long-lived assets, restructuring and merger related expense	11,189	9,198	2,572

Total operating expenses	986,750	1,078,231	1,033,484

OPERATING INCOME	606,754	378,363	283,901

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $1,489, $1,490 and $1,491, respectively	14,253	14,207	14,208
Interest income	3,413	10,848	9,002
Interest expense	(253,584)	(235,824)	(215,643)
Loss on retirement of long-term obligations	(4,904)	(35,429)	(27,223)
Other income	5,988	20,675	6,619

Total other expense	(234,834)	(225,523)	(213,037)

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND INCOME ON EQUITY METHOD INVESTMENTS	371,920	152,840	70,864
Income tax provision	(135,509)	(59,809)	(41,768)
Minority interest in net earnings of subsidiaries	(169)	(338)	(784)
Income on equity method investments	22	19	26

INCOME FROM CONTINUING OPERATIONS	236,264	92,712	28,338
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (PROVISION) OF $107,914, $(6,191) and $444, RESPECTIVELY	110,982	(36,396)	(854)

NET INCOME	$347,246	$56,316	$27,484

NET INCOME (LOSS) PER COMMON SHARE AMOUNTS:
BASIC:
Income from continuing operations	$0.60	$0.22	$0.06
Income (loss) from discontinued operations	0.28	(0.09)	—

Net income	$0.88	$0.14	$0.06

DILUTED:
Income from continuing operations	$0.58	$0.22	$0.06
Income (loss) from discontinued operations	0.27	(0.09)	—

Net income	$0.84	$0.13	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	395,947	413,167	424,525

DILUTED	418,357	426,079	436,217

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Income(Loss)
	Issued Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2005	415,636,595	$4,156	(2,981,740)	$(80,951)	$7,383,320	$(2,497)	$(803)	$(2,761,404)	$4,541,821

Stock option activity	3,884,812	39			78,610				78,649
Issuance of common stock upon exercise of warrants	14,532,874	145			220				365
Issuance of common stock – Stock Purchase Plan	53,210	1			1,329				1,330
Treasury stock activity			(10,138,622)	(323,142)					(323,142)
Unearned compensation—SpectraSite merger					(2,497)	2,497
Net change in fair value of cash flow hedges, net of tax							6,457		6,457	6,457
Net unrealized gain on available-for-sale securities							13,945		13,945	13,945
Net realized gain on available-for-sale securities							(3,520)		(3,520)	(3,520)
Convertible notes exchanged for common stock	3,685,138	37			44,039				44,076
Tax benefit from disposition of stock options					1,359				1,359
Stock option tender offer accrual for cash payments					(3,908)				(3,908)
Net income								27,484	27,484	27,484

Total comprehensive income										$44,366

BALANCE, DECEMBER 31, 2006	437,792,629	$4,378	(13,120,362)	$(404,093)	$7,502,472		$16,079	$(2,733,920)	$4,384,916

Stock option activity	7,400,667	74			182,658				182,732
Issuance of common stock upon exercise of warrants	192,054	2			290				292
Issuance of common stock – Stock Purchase Plan	48,886				1,658				1,658
Treasury stock activity			(40,121,065)	(1,643,725)					(1,643,725)
Net change in fair value of cash flow hedges, net of tax							(3,244)		(3,244)	(3,244)
Net realized loss on cash flow hedges, net of tax							(6,162)		(6,162)	(6,162)
Net unrealized loss on available-for-sale securities, net of tax							(3,230)		(3,230)	(3,230)
Net realized gain on available-for-sale securities, net of tax							(7,069)		(7,069)	(7,069)
Convertible notes exchanged for common stock	7,325,733	73			88,012				88,085
Cumulative effect of adoption of FIN 48								(25,769)	(25,769)
Reduction in deferred tax asset related to spin off from American Radio Systems					(2,708)				(2,708)
Net income								56,316	56,316	56,316

Total comprehensive income										$36,611

BALANCE, DECEMBER 31, 2007	452,759,969	$4,527	(53,241,427)	$(2,047,818)	$7,772,382		$(3,626)	$(2,703,373)	$3,022,092

Share based compensation related activity	4,556,143	46			136,220				136,266
Issuance of common stock upon exercise of warrants	726,911	7			502				509
Issuance of common stock – Stock Purchase Plan	55,777	1			1,678				1,679
Treasury stock activity			(18,295,520)	(698,611)					(698,611)
Net change in fair value of cash flow hedges, net of tax							(15,761)		(15,761)	(15,761)
Net realized gain on cash flow hedges, net of tax							69		69	69
Net unrealized loss on available-for-sale securities, net of tax							(521)		(521)	(521)
Convertible notes exchanged for common stock	10,415,043	104			198,442				198,546
Foreign currency translation adjustment							(192)		(192)	(192)
Net income								347,246	347,246	347,246

Total comprehensive income										$330,841

BALANCE, DECEMBER 31, 2008	468,513,843	$4,685	(71,536,947)	$(2,746,429)	$8,109,224		$(20,031)	$(2,356,127)	$2,991,322

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$347,246	$56,316	$27,484
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	405,332	522,928	528,051
Stock-based compensation expense	54,807	54,603	39,502
Income taxes related to discontinued operations	(107,914)	6,191	(444)
Increase in restricted cash	(2,048)	(49,818)	—
Minority interest in net earnings of subsidiaries	169	338	784
Loss (gain) on investments and other non-cash (income) expense	314	(9,469)	(5,453)
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expense	11,189	9,214	2,958
Loss on retirement of long-term obligations	26	34,826	27,223
Amortization of deferred financing costs, debt discounts and other non-cash interest	9,426	7,789	9,719
Provision for losses on accounts receivable	2,557	2,470	5,175
Deferred income taxes	92,513	21,239	17,535
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(13,550)	(13,417)	(182)
Prepaid and other assets	(6,023)	65,704	(9,509)
Deferred rent asset	(50,369)	(69,673)	(58,306)
Accounts payable and accrued expenses	(27,374)	(7,237)	(10,620)
Accrued interest	(5,067)	(7,617)	3,844
Unearned revenue	23,929	19,625	9,114
Deferred rent liability	27,618	26,650	26,811
Other long-term liabilities	10,477	22,017	7,052

Cash provided by operating activities	773,258	692,679	620,738

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(243,484)	(154,381)	(127,098)
Payments for acquisitions, net of cash acquired	(42,817)	(43,962)	(14,337)
Payments for acquisition of minority interests	—	—	(22,944)
Proceeds from sales of available-for-sale securities and other long-term assets	5,373	22,163	35,387
Deposits, restricted cash, short-term investments and other	5,988	(10,000)	(120)

Cash used for investing activities	(274,940)	(186,180)	(129,112)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from issuance of Certificates in securitization transaction	—	1,750,000	—
Borrowings under credit facilities	575,000	2,175,000	242,000
Proceeds from issuance of senior notes	—	500,000	—
Repayment of notes payable, credit facilities and capital leases	(327,453)	(3,612,240)	(295,760)
Purchases of Class A common stock	(714,655)	(1,642,821)	(306,856)
Proceeds from stock options, warrants and stock purchase plan	82,928	124,087	40,940
Deferred financing costs and other financing activities	(3,992)	(48,666)	(3,387)

Cash used for financing activities	(388,172)	(754,640)	(323,063)

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(192)	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	109,954	(248,141)	168,563
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	33,123	281,264	112,701

CASH AND CASH EQUIVALENTS, END OF YEAR	$143,077	$33,123	$281,264

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—American Tower Corporation and subsidiaries (collectively, ATC or the Company) is an independent owner, operator and developer of wireless and broadcast communications sites in the United States, Mexico, Brazil and India. The Company’s primary business is the leasing of antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. The Company also manages rooftop and tower sites for property owners, operates in-building distributed antenna system (DAS) networks, and provides network development services that support its rental and management operations and the addition of new tenants and equipment on its sites.

ATC is a holding company that conducts its operations through its directly and indirectly owned subsidiaries. ATC’s principal United States operating subsidiaries are American Towers, Inc. (ATI) and SpectraSite Communications, LLC (SpectraSite). ATC conducts its international operations through its subsidiary, American Tower International, Inc., which in turn conducts operations through its various international operating subsidiaries. The Company’s international operations consist primarily of its operations in Mexico and Brazil, and also include operations in India, which the Company established in the second half of 2007.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and those entities in which it owns greater than fifty percent of the entity’s voting stock or membership interests, with the exception of Verestar, Inc. (Verestar), as discussed below. All intercompany accounts and transactions have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying consolidated financial statements. The significant estimates in the accompanying consolidated financial statements include income taxes, stock-based compensation, impairment of long-lived assets (including goodwill), asset retirement obligations, revenue recognition and estimated useful lives of assets.

Concentrations of Credit Risk—The Company is subject to concentrations of credit risk related to its cash and cash equivalents, notes receivable, trade receivables, deferred rent asset and derivative instruments. The Company mitigates its risk with respect to cash and cash equivalents and derivative instruments by maintaining its deposits and contracts at high quality financial institutions and monitoring the credit ratings of those institutions.

The Company derives the largest portion of its revenues, corresponding trade receivables and the related deferred rent asset from a small number of customers in the telecommunications industry, and approximately 68% of its revenues are derived from six customers in the industry. In addition, the Company has concentrations of credit risk in certain geographic areas.

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables by actively monitoring the credit worthiness of its borrowers and customers. Accounts receivable are reported net of allowances of $11.5 million, $8.9 million and $10.4 million as of December 31, 2008, 2007 and 2006, respectively. Recoveries of amounts previously charged off for the years ended December 31, 2008, 2007 and 2006 were $1.7 million, $1.7 million and $6.4 million, respectively.

Foreign Currency—The functional currency of the Company’s foreign subsidiaries in Mexico and Brazil is the U.S. dollar. Monetary assets and liabilities related to the Company’s operations in Mexico and Brazil are

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remeasured from the local currency into U.S. dollars at the exchange rates in effect at the end of the applicable fiscal reporting period. Non-monetary assets and liabilities are remeasured at historical exchange rates. Revenues and expenses are remeasured at average monthly exchange rates. All remeasurement gains and losses are included in the Company’s consolidated statement of operations, within the caption other income (expense). The net remeasurement gain for the years ended December 31, 2008, 2007 and 2006 approximated $5.7 million, $2.7 million and $1.0 million, respectively.

The functional currency of the Company’s foreign subsidiary in India is the Indian Rupee. All assets and liabilities held by the subsidiary in India are translated into U.S. dollars at the exchange rate in effect at the end of the applicable fiscal reporting period. Revenues and expenses are translated at the average monthly exchange rates. The cumulative translation effect is included in stockholders’ equity and as a component of comprehensive income.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

Restricted Cash—The Company classifies as restricted cash all cash pledged as collateral to secure obligations and all cash whose use is otherwise limited by contractual provisions, including cash on deposit in reserve accounts relating to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in the Company’s securitization transaction.

Short-Term Investments and Available for Sale Securities—As of December 31, 2008, short-term investments and available-for-sale securities includes government bonds of approximately $2.0 million with original maturities in excess of three months and $0.1 million of available-for-sale securities. As of December 31, 2008 and 2007, the Company’s only short-term available-for-sale security was common stock of FiberTower Corporation, which had a fair value of approximately $0.1 million (0.4 million shares of common stock at a price of $0.16 per share) and $0.9 million (0.4 million shares of common stock at a price of $2.28 per share), respectively. The Company complies with the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115), and investments classified as available-for-sale are carried at fair value on the consolidated balance sheet. The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported as accumulated other comprehensive (loss) income, unless such changes are deemed other than temporary. The Company periodically reviews the value of available-for-sale securities and will record impairment charges in the consolidated statement of operations and comprehensive (loss) income for any decline in value that is determined to be other-than-temporary. The Company does not have any investments classified as trading.

During the year ended December 31, 2007, the Company sold 3.5 million shares of common stock of FiberTower Corporation for proceeds of $17.1 million. Realized gains of $10.9 million are included in other income (expense) in the accompanying consolidated statement of operations for the year ended December 31, 2007. As of December 31, 2008, the unrealized losses included in other comprehensive (loss) income, net of taxes totaled $0.4 million. As of December 31, 2007, the unrealized gains included in other comprehensive (loss) income, net of taxes totaled $0.1 million.

Property and Equipment—Property and equipment are recorded at cost or, in the case of acquired properties, at estimated fair value. Cost for self-constructed towers includes direct materials and labor, indirect costs associated with construction and capitalized interest. Expenditures for repairs and maintenance are expensed as incurred. Betterments and improvements that extend an asset’s useful life or enhance capacity are capitalized.

Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Property and equipment acquired through capital leases are amortized using the straight-line method over the shorter of the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lease term or the estimated useful life of the asset. Towers on leased land are depreciated over the shorter of the term of the ground lease (including renewal options) or the estimated useful life of the tower.

Towers or assets acquired through capital leases are reflected in property and equipment at the present value of future minimum lease payments or the fair market value of the leased asset at the inception of the lease. Property and equipment, network location intangibles and assets held under capital lease related to tower acquisitions are amortized over their useful lives for periods up to twenty years.

Goodwill and Other Intangible Assets—The Company complies with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) which requires that goodwill and intangible assets with indefinite lives no longer be amortized, but reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of an asset may not be recoverable. In the fourth quarter of 2008 and 2007, the Company performed its annual impairment test of the rental and management reporting unit that contains goodwill and determined that no impairment loss should be recognized. Intangible assets that are separable from goodwill and are deemed to have a definite life are amortized over their useful lives, generally ranging from three to twenty years.

Notes Receivable and Other Long-Term Assets—Other long-term assets primarily represent the Company’s notes receivable from TV Azteca, the deferred rent asset associated with non-cancelable tenant leases that contain fixed escalation clauses over the terms of the applicable leases, as well as investments, prepaid ground lease assets, long-term deposits, favorable leasehold interests and other long-term assets.

Derivative Financial Instruments—The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and related pronouncements. All derivatives are recorded on the consolidated balance sheet at fair value and assets are reflected in notes receivable and other long-term assets and liabilities are reflected in other long-term liabilities in the accompanying consolidated balance sheets. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive (loss) income and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the period that the change occurs.

The Company uses derivative financial instruments as a means of managing interest-rate risk associated with its current debt or anticipated debt transactions that have a high probability of execution. The Company is exposed to interest rate risk relating to variable interest rates on its revolving credit facility and term loan. The Company uses interest rate swaps as part of its overall strategy to manage the level of exposure to the risk of interest rate fluctuations under its variable rate credit facility and term loan. The interest rate swap agreements effectively convert the interest payments for a portion of the debt from floating rate to fixed rate debt. The Company also enters into forward starting interest rate swap agreements and treasury lock agreements, which the Company designates as cash flow hedges, to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the likely issuance of new fixed rate debt. Settlement gains and losses on terminations of these forward starting interest rate swap agreements are recorded in other comprehensive income (loss), net of taxes, and amortized to interest expense over the term of the newly issued debt.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company does not hold derivatives for trading purposes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements—Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 157 “Fair Value Measurements” (SFAS No. 157) and related pronouncements for all financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This statement requires quantitative disclosures about fair value measurements for each major category of assets and liabilities measured at fair value on a recurring and non-recurring basis during a period.

The carrying values of the Company’s financial instruments, with the exception of long-term obligations, including current portion, reasonably approximate the related fair values as of December 31, 2008 and 2007. As of December 31, 2008, the carrying amount and fair value of long-term obligations, including current portion, were $4.3 billion and $3.9 billion, respectively. As of December 31, 2007, the carrying amount and fair value of long-term obligations, including current portion, were $4.3 billion and $4.6 billion, respectively.

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

Income Taxes—The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company also

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periodically reviews its valuation allowances on its deferred tax assets to reduce these amounts to the amount that management believes is more likely than not to be realized.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (FIN 48). In accordance with the provisions of FIN 48, the Company classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company reports penalties and tax-related interest expense as a component of the provision for income taxes and interest income from tax refunds as a component of other income in the consolidated statement of operations.

Other Comprehensive (Loss) Income—Other comprehensive (loss) income refers to revenues, expenses, gains and losses that under GAAP are included in other comprehensive (loss) income, but are excluded from net income (loss), as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive (loss) income is comprised of realized and unrealized gains/losses on derivative cash flow hedges, foreign currency translation and short-term available-for-sale securities as summarized in the accompanying consolidated statement of stockholders’ equity.

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

Revenue Recognition—Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned. Fixed escalation clauses present in non-cancelable lease agreements, excluding those tied to the Consumer Price Index (CPI) or other inflation-based indices, and other incentives present in lease agreements with the Company’s customers are recognized on a straight-line basis over the terms of the applicable leases. Straight-line revenues for the years ended December 31, 2008, 2007 and 2006 approximated $50.4 million, $69.7 million and $58.3 million, respectively. The Company’s straight-line asset of approximately $329.2 million and $279.7 million is included in notes receivable and other long-term assets in the accompanying consolidated balance sheets as of December 31, 2008 and 2007, respectively. Amounts billed up-front for certain services provided in connection with the execution of lease agreements are initially deferred and recognized as revenue over the initial terms of the applicable leases. Amounts billed or received prior to being earned are deferred and reflected in unearned revenue in the accompanying consolidated balance sheets until the earnings process is complete.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Straight-line ground rent expense approximated $27.6 million, $26.7 million and $26.8 million, for the years ended December 31, 2008, 2007 and 2006, respectively. In addition to the straight-line ground rent expense recorded by the Company, the Company also records its straight-line rent liability in other long-term liabilities and records prepaid land rent in prepaid and other current assets in the accompanying consolidated balance sheets.

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

Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R). Stock-based compensation costs is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which represents the vesting period, and includes an estimate of awards that will be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model and the fair value of restricted stock units based on the fair value at grant date. The Company’s stock-based compensation expense is included in selling, general, administrative and development expense.

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

The Company also complies with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) regarding impairment assessments and decisions concerning discontinued operations. The Company records impairment losses in the period in which it identifies such impairments. In December 2003, Verestar filed for protection under Chapter 11 of the federal bankruptcy laws. Under GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. Accordingly, due to the bankruptcy filing, the Company ceased to consolidate Verestar’s financial results beginning December 22, 2003. The Company has incurred costs and related tax effects in connection with its involvement in the Verestar bankruptcy proceedings and related litigation. The Company recorded an income tax benefit of $111.0 million and costs of $37.8 million

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $0.9 million, which are reflected within the net income (loss) on disposal of discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, respectively. During 2007, the Company settled litigation related to the Verestar bankruptcy. In April 2008, the bankruptcy court approved Verestar’s plan of liquidation and in December 2008, Verestar was liquidated. As a result, the Company recorded an income tax benefit of $110.1 million related to losses associated with its investment in Verestar as income from discontinued operations during the year ended December 31, 2008. Income (loss) from discontinued operations, net also includes $0.9 million and $1.4 million in gains, net of tax, related to litigation and insurance settlements that were settled for less than the Company’s original estimates for the years ended December 31, 2008 and 2007, respectively.

Loss on Retirement of Long-Term Obligations—Loss on retirement of long-term obligations primarily includes cash paid to retire debt in excess of its carrying value, cash paid to holders of convertible notes in connection with note conversions, and non-cash charges related to the write-off of deferred financing fees. Loss on retirement of long-term obligations also includes gains from repurchasing or refinancing certain of the Company’s debt obligations.

Litigation Costs—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. The Company regularly monitors the status of pending legal actions to evaluate both the magnitude and likelihood of any potential loss. The Company accrues for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. Should the ultimate losses on contingencies and litigation vary from estimates, adjustments to those reserves may be required. The Company also incurs legal costs in connection with these matters and accounts for these expenses as incurred, net of anticipated insurance proceeds, which are reflected in selling, general, administrative and development expense in the accompanying consolidated statement of operations. Legal costs incurred in connection with the Company’s involvement in the Verestar bankruptcy proceedings are reflected within discontinued operations in the accompanying consolidated statement of operations.

Earnings (Loss) Per Common Share – Basic and Diluted—Basic income from continuing operations per common share for the years ended December 31, 2008, 2007 and 2006 represents income from continuing operations divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share for the years ended December 31, 2008, 2007 and 2006 represents income from continuing operations divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options and warrants as determined under the treasury stock method and upon conversion of the Company’s convertible notes, as determined under the if-converted method.

Retirement Plan—The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. The Company’s matching contribution is 50% up to a maximum 6% of a participant’s contributions. The Company contributed approximately $1.5 million to the plan for each of the years ended December 31, 2008, 2007 and 2006.

Recent Accounting Pronouncements—In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for the Company as of January 1, 2008. The Company has not elected the fair value option allowed under SFAS No. 159.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. Among other items, SFAS No. 141R changes the accounting for acquisitions by eliminating the step acquisition model, providing that contingent consideration be recognized at the time of acquisition (instead of being recognized when it is probable), disallowing the capitalization of transaction costs, and changing when restructurings related to acquisitions can be recognized. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company for acquisitions made after the January 1, 2009 effective date. Amounts capitalized in notes receivable and other long-term assets as of December 31, 2008, include approximately $1.6 million of transaction costs which will be expensed upon the adoption of this standard.

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

In February 2008, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS No. 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis (that is, at least annually). In October 2008, the FASB issued FSP 157-3. FSP 157-3 clarifies the application of SFAS No. 157 when determining the fair value of a financial asset when the market for that asset is not currently active. FSP 157-3 emphasizes that approaches other than the market approach to determining fair value may be appropriate when it is determined that, as a result of market inactivity, other valuation approaches are more representative of fair value. Other valuation approaches can involve significant assumptions regarding future cash flows. FSP 157-3 clarifies that these assumptions must incorporate adjustments for nonperformance and liquidity risks that market participants would consider in valuing the asset in an inactive market. FSP 157-3 emphasizes the existing disclosure requirements under SFAS No. 157 regarding significant unobservable inputs (Level 3 inputs). FSP 157-3 became effective on October 10, 2008, including with respect to prior periods for which financial statements have not been issued. The Company did not elect to early adopt SFAS No. 157 for nonrecurring measurements of nonfinancial assets or liabilities as allowed under FSP FAS 157-2.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). Among other items, this statement changes disclosure requirements and requires entities to provide enhanced disclosures about how and why entities use derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” and related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009. The Company is in the process of evaluating the impact the adoption of SFAS No. 161 will have on its disclosures;

however, the adoption of SFAS No. 161 will not have an impact on the determination of the Company’s financial results.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is in the process of evaluating the impact, if any, the adoption of SFAS No. 162 will have on its consolidated results of operation and financial position.

2.    PROPERTY AND EQUIPMENT

Property and equipment (including assets held under capital leases) consist of the following:

	Estimated Useful Lives (1)	As of December 31,
		2008	2007
	(years)	(in thousands)
Towers	Up to 20	$4,353,652	$4,240,291
Equipment	3 – 15	269,338	235,109
Buildings and improvements	15 – 32	213,807	204,339
Land and improvements (2)	15 – 32	312,711	268,259
Construction-in-progress		63,539	44,031

Total		5,213,047	4,992,029
Less accumulated depreciation and amortization		(2,190,411)	(1,946,843)

Property and equipment, net		$3,022,636	$3,045,186

(1)	Assets on leased land are depreciated over the shorter of the estimated useful life of the asset and the term of the corresponding ground lease.
(2)	Estimated useful lives apply to land improvements only.

During the year ended December 31, 2007 the Company undertook a review of the estimated useful lives of its tower assets to determine if it should modify its estimates for asset lives based on its historical operating experience. The Company retained an independent consultant to assist it in completing this review. Through December 31, 2007, the Company depreciated its towers on a straight-line basis over the shorter of the term of the underlying ground lease (including renewal options) or the estimated useful life of the tower, which the Company had historically estimated to be 15 years. Additionally, certain of the Company’s intangible assets are amortized on a similar basis to the tower assets, as the estimated useful lives of such intangibles correlate to the useful life of the towers.

The Company completed its review of the estimated useful lives of its tower assets in the first quarter of 2008. Based on this review, the Company revised the estimated useful lives of its towers and certain related intangible assets from its historical estimate of 15 years to a revised estimate of 20 years, effective January 1, 2008. The Company accounted for the change in estimated useful lives as a change in estimate under Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections.” The impact of the change in estimate was accounted for prospectively effective January 1, 2008. For the year ended December 31, 2008, the change resulted in a reduction in depreciation and amortization expense of approximately $121.2 million and an increase in net income of approximately $74.4 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Beginning balance as of January 1,	$2,188,312	$2,189,767
Net decrease due to adjustments for previously completed acquisitions	(2,079)	(1,455)

Balance as of December 31,	$2,186,233	$2,188,312

The Company’s other intangible assets subject to amortization consist of the following as of December 31, (in thousands):

	2008	2007
Acquired customer base and network location intangibles	$1,792,421	$1,760,707
Acquired customer relationship intangible	775,000	775,000
Deferred financing costs	73,993	75,934
Acquired licenses and other intangibles	51,866	53,866

Total	$2,693,280	$2,665,507
Less accumulated amortization	(1,127,125)	(979,073)

Other intangible assets, net	$1,566,155	$1,686,434

As of December 31, 2008, the weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 4, is approximately 11 years. Amortization of intangible assets for the years ended December 31, 2008 and 2007 aggregated approximately $143.1 million and $168.1 million, respectively (excluding amortization of deferred financing costs, which is included in interest expense). Based on the current estimated useful lives, the Company expects to record amortization expense (excluding amortization of deferred financing costs) as follows over the next five years (in thousands):

Year Ending December 31,
2009	$148,221
2010	145,999
2011	143,050
2012	141,382
2013	140,954

4.    NOTES RECEIVABLE

In 2000, the Company loaned TV Azteca, S.A. de C.V. (TV Azteca), the owner of a major national television network in Mexico, $119.8 million. The loan has an interest rate of 13.11%, payable quarterly. As of December 31, 2008 and 2007, approximately $119.8 million undiscounted (approximately $108.2 million discounted) under the loan was outstanding and included in notes receivable and other long-term assets in the accompanying consolidated balance sheets. The term of the loan is seventy years; however, the loan may be prepaid by TV Azteca without penalty during the last fifty years of the agreement. The discount on the loan is being amortized to interest income, TV Azteca, net of interest expense, using the effective interest method over the seventy-year term of the loan.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Simultaneous with the signing of the loan agreement, the Company also entered into a seventy year Economic Rights Agreement with TV Azteca regarding space not used by TV Azteca on approximately 190 of its broadcast towers. In exchange for the issuance of the below market interest rate loan and the annual payment of $1.5 million to TV Azteca (under the Economic Rights Agreement), the Company has the right to market and lease the unused tower space on the broadcast towers (the Economic Rights). TV Azteca retains title to these towers and is responsible for their operation and maintenance. The Company is entitled to 100% of the revenues generated from leases with tenants on the unused space and is responsible for any incremental operating expenses associated with those tenants.

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

The Company has accounted for the annual payment of $1.5 million as a capital lease (initially recording an asset and a corresponding liability of approximately $18.6 million). The capital lease asset and the discount on the note, which aggregate approximately $30.2 million, represent the cost to acquire the Economic Rights, which are recorded as an intangible asset and are being amortized over the seventy-year life of the Economic Rights agreement.

On a quarterly basis, the Company assesses the recoverability of its note receivable from TV Azteca. As of December 31, 2008 and 2007, the Company has assessed the recoverability of the note receivable from TV Azteca and concluded that no adjustment to its carrying value is required.

As of December 31, 2008 and 2007, the Company also had other long-term notes receivable outstanding of approximately $4.2 million and $4.3 million, respectively.

5.    ACQUISITIONS

During the years ended December 31, 2008, 2007 and 2006, the Company acquired various assets in cash purchase transactions, as follows:

	Assets Acquired	Cash Paid
Year Ended December 31,
2008	269 towers	$42.8 million
2007	293 towers and assets of structural analysis firm	$44.0 million
2006	84 towers and six DAS networks	$14.3 million

The Company primarily acquired these assets from third parties in one of two types of transactions: the purchase of a business or the purchase of assets. The structure of each transaction affects the way the Company allocates purchase price within the consolidated financial statements. In the case of assets acquired through the purchase of a business, the Company allocates the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition with any excess of the purchase price paid by the Company over the estimated fair value of net assets acquired recorded as goodwill. In the case of an asset purchase, the Company first allocates the purchase price to property and equipment for the appraised value of the towers and to identifiable intangible assets (primarily acquired customer base). The Company then records any remaining purchase price within intangible assets as a “network location intangible.”

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    LONG-TERM OBLIGATIONS

Outstanding amounts under the Company’s long-term financing arrangements consist of the following as of December 31, (in thousands):

	2008	2007
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	$1,750,000
Revolving credit facility	750,000	825,000
Term loan	325,000	—
7.25% senior subordinated notes	288	288
7.50% senior notes	225,000	225,000
7.125% senior notes	501,107	502,202
7.00% senior notes	500,000	500,000
5.0% convertible notes	59,683	59,683
3.25% convertible notes	—	18,333
3.00% convertible notes	161,893	344,568
Other convertible notes	41	41
Notes payable and capital leases	60,134	60,169

Total	4,333,146	4,285,284
Less current portion of long-term obligations	(1,837)	(1,817)

Long-term obligations	$4,331,309	$4,283,467

Commercial Mortgage Pass-Through Certificates, Series 2007-1—During the year ended December 31, 2007, the Company completed a securitization transaction (the Securitization) involving assets related to 5,295 broadcast and wireless communications towers (the Secured Towers) owned by two special purpose subsidiaries of the Company, through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the Certificates).

The Certificates were issued by American Tower Trust I (the Trust), a trust established by American Tower Depositor Sub, LLC (the Depositor), an indirect wholly owned special purpose subsidiary of the Company. The assets of the Trust consist of a recourse loan (the Loan) initially made by the Depositor to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (the Borrowers), pursuant to a Loan and Security Agreement among the foregoing parties dated as of May 4, 2007 (the Loan Agreement). The Borrowers are special purpose entities formed solely for the purpose of holding the Secured Towers subject to the Securitization.

The Certificates were issued in seven separate classes, comprised of Class A-FX, Class A-FL, Class B, Class C, Class D, Class E and Class F. Each of the Certificates in Classes B, C, D, E and F are subordinated in right of payment to any other class of Certificates which has an earlier alphabetical designation. The Certificates were issued with terms identical to the Loan except for the Class A-FL Certificates, which bear interest at a floating rate while the related component of the Loan bears interest at a fixed rate, as described below. The various classes of Certificates were issued with a weighted average interest rate of approximately 5.61%. The Certificates have an expected life of approximately seven years with a final repayment date in April 2037.

The Company used the net proceeds from the Securitization to repay all amounts outstanding under the SpectraSite credit facilities, including approximately $765.0 million in principal, plus accrued interest thereon and other costs and expenses related thereto, as well as to repay approximately $250.0 million drawn under the revolving loan component of the credit facilities at the American Tower operating company level. An additional $349.5 million of the proceeds was used to fund the Company’s tender offer and consent solicitation for the ATI

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.25% senior subordinated notes due 2011 (ATI 7.25% Notes), as described below, and the remainder was used for general corporate purposes. The Company also funded $14.3 million in cash reserve accounts with proceeds from the Securitization as required under the Loan Agreement.

The Loan will be paid by the Borrowers solely from the cash flows generated by the Secured Towers. These funds in turn will be used by or on behalf of the Trust to service the payment of interest on the Certificates and for any other payments required by the Loan Agreement. The Borrowers are required to make monthly payments of interest on the Loan. Subject to certain limited exceptions described below, no payments of principal will be required to be made prior to the anticipated repayment date for the Loan in April 2014. On a monthly basis, after payment of all required amounts under the Loan Agreement, the excess cash flows generated from the operation of the Secured Towers are released to the Borrowers, which can then be distributed to, and used by, the Company. However, if the debt service coverage ratio (the DSCR), generally defined as the net cash flow divided by the amount of interest, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding 12 months on the Loan, is (A) for the five-year period commencing on the closing date of the Securitization, 1.30x or less for such calendar quarter or (B) beginning with the first full calendar quarter after the expiration of such five-year period, 1.75x or less for such quarter, and such DSCR continues to exist for two consecutive calendar quarters (the Cash Trap DSCR), then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters. An “amortization period” commences if (i) as of the end of any calendar quarter the DSCR falls below (A) for the five-year period commencing on the closing date of the Securitization, 1.15x or (B) beginning with the first full calendar quarter after the expiration of such five-year period, 1.45x (the Minimum DSCR) for such calendar quarter and such DSCR continues to exist until the end of any two consecutive calendar quarters the DSCR exceeds the Minimum DSCR for such two consecutive calendar quarters or (ii) on the anticipated repayment date the Loan has not been repaid in full.

The Borrowers may not prepay the Loan in whole or in part at any time prior to May 2009, except in limited circumstances, including the occurrence of certain casualty and condemnation events relating to the Secured Towers and certain dispositions of Secured Towers. Thereafter, prepayment is permitted provided it is accompanied by applicable prepayment consideration. If the prepayment occurs within nine months of the anticipated repayment date, no prepayment consideration is due. The entire unpaid principal balance of the Loan components will be due in April 2037. The Loan may be defeased in whole or in part at any time.

The Loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the Secured Towers and their operating cash flows, (2) a security interest in substantially all of the Borrowers’ personal property and fixtures and (3) the Borrowers’ rights under the Management Agreement (as defined below). American Tower Holding Sub, LLC, whose only material assets are its equity interests in each of the Borrowers, and American Tower Guarantor Sub, LLC, whose only material asset is its equity interest in American Tower Holding Sub, LLC, each have guaranteed repayment of the Loan and pledged their equity interests in their respective subsidiary or subsidiaries as security for such payment obligations. American Tower Guarantor Sub, LLC, American Tower Holding Sub, LLC, the Depositor and the Borrowers each were formed as special purpose entities solely for purposes of the Securitization, and the assets and credit of these entities are not available to satisfy the debts and other obligations of the Company or any other person, except as set forth in the Loan Agreement.

The Loan Agreement includes operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

borrowed money or further encumbering their assets. The organizational documents of the Borrowers contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that the Borrowers maintain at least two independent directors. The Loan Agreement also contains certain covenants that require the Borrowers to provide the Trustee with regular financial reports and operating budgets, promptly notify the Trustee of events of default and material breaches under the Loan Agreement and other agreements related to the Secured Towers, and allow the Trustee reasonable access to the Secured Towers, including the right to conduct site investigations.

A failure to comply with the covenants in the Loan Agreement could prevent the Borrowers from taking certain actions with respect to the Secured Towers, and could prevent the Borrowers from distributing any excess cash from the operation of the Secured Towers to the Company. If the Borrowers were to default on the Loan, the Bank of New York (the Servicer) could seek to foreclose upon or otherwise convert the ownership of the Secured Towers, in which case the Company could lose the Secured Towers and the revenue associated with the Secured Towers.

Under the Loan Agreement, the Borrowers are required to maintain reserve accounts, including for debt service payments, ground rents, real estate and personal property taxes, insurance premiums and management fees, and to reserve a portion of advance rents from tenants on the Secured Towers. Based on the terms of the Loan Agreement, all rental cash receipts received each month are restricted and held by the Trustee. The $51.9 million held in the reserve accounts as of December 31, 2008 is classified as restricted cash on the Company’s accompanying consolidated balance sheet.

Revolving Credit Facility—On June 8, 2007, the Company refinanced its existing $1.6 billion senior secured credit facilities with a new $1.25 billion senior unsecured revolving credit facility (Revolving Credit Facility). At closing, the Company drew down approximately $1.0 billion under the Revolving Credit Facility and, together with cash on hand, used the funds to repay all amounts outstanding under its existing credit facilities. During the year ended December 31, 2008, the Company drew down and repaid amounts under the Revolving Credit Facility in the ordinary course, and also repaid $325.0 million of borrowings under the Revolving Credit Facility using net proceeds from its March 2008 term loan, as discussed below, and available cash. As of December 31, 2008, the Company had $750.0 million outstanding under its Revolving Credit Facility and had approximately $4.9 million of undrawn letters of credit outstanding.

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

The loan agreement for the Revolving Credit Facility contains certain reporting, information, financial ratios and operating covenants and other restrictions applicable to the Company and its subsidiaries designated as restricted

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens, as well as certain financial maintenance tests. Any failure to comply with the financial maintenance tests and operating covenants of the loan agreement for the Revolving Credit Facility would not only prevent the Company from being able to borrow additional funds, but would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. As of December 31, 2008, the Company was in compliance with each of the financial maintenance tests.

Term Loan—On March 24, 2008, the Company increased its borrowing capacity under its $1.25 billion Revolving Credit Facility by adding $325.0 million of term loan commitments (Term Loan). At closing, the Company received net proceeds of approximately $321.7 million from the Term Loan, which, together with available cash, was used to repay $325.0 million of existing indebtedness under the Revolving Credit Facility.

The Term Loan is governed by the terms of the loan agreement for the Revolving Credit Facility. Consistent with the terms of the Revolving Credit Facility, the borrower under the Term Loan is American Tower Corporation, and the maturity date for the Term Loan is June 8, 2012. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The Company has the option of choosing either a defined base rate or the LIBOR rate as the applicable base rate for borrowings under the Term Loan. The interest rate ranges between 0.50% to 1.50% above the LIBOR rate for LIBOR based borrowings or between 0.00% to 0.50% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings.

Outstanding Notes—The following is a description of the Company’s outstanding senior and convertible notes as of December 31, 2007 and 2006.

ATI 7.25% Senior Subordinated Notes—The ATI 7.25% Notes mature on December 1, 2011 and interest is payable semi-annually in arrears on June 1 and December 1 of each year. The ATI 7.25% Notes are jointly and severally guaranteed on a senior subordinated basis by the Company and substantially all of the wholly owned domestic restricted subsidiaries of ATI and the Company, other than SpectraSite and its subsidiaries. The notes rank junior in right of payment to all existing and future senior indebtedness of ATI, the sister guarantors (as defined in the indenture relating to the notes) and their domestic restricted subsidiaries. The ATI 7.25% Notes are structurally senior in right of payment to all other existing and future indebtedness of the Company, including the Company’s senior notes, convertible notes and the Revolving Credit Facility and Term Loan.

During the year ended December 31, 2007, the Company paid $349.5 million pursuant to a cash tender offer and consent solicitation, including approximately $10.2 million in accrued and unpaid interest, to holders of ATI 7.25% Notes using net proceeds from the Securitization discussed above. In connection with the tender offer and consent solicitation, the Company entered into a supplemental indenture effecting certain amendments to the indenture for the notes to eliminate most of the restrictive covenants and certain events of default and to eliminate or modify related provisions. The Company recorded a charge of $20.5 million related to amounts paid in excess of carrying value, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2007.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008 and 2007, the Company had $0.3 million outstanding under the ATI 7.25% Notes.

7.50% Senior Notes—The 7.50% senior notes due 2012 (7.50% Notes) mature on May 1, 2012, and interest is payable semiannually in arrears on May 1 and November 1 of each year. The Company may redeem the 7.50% Notes on or after May 1, 2008 at an initial redemption price of 103.75%, subject to a ratable decline in each of the following years to 100% of the principal amount in 2010 and thereafter. The indenture for the 7.50% Notes contains certain covenants that restrict the Company’s ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions. The 7.50% Notes rank equally with all of the Company’s other senior unsecured debt obligations, including its senior notes, its convertible notes and the Revolving Credit Facility and Term Loan, and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries.

As of December 31, 2008 and 2007 respectively, the Company had a total of $225.0 million outstanding under the 7.50% Notes.

7.125% Senior Notes—The 7.125% senior notes due October 15, 2012 (7.125% Notes) mature on October 15, 2012, and interest is payable semi-annually in arrears on April 15 and October 15 of each year. The Company was able to redeem all or a partial amount of the original principal amount of the 7.125% Notes prior to October 15, 2008 at a price equal to 100% of the principal amount plus an applicable premium. The Company may redeem all or a partial amount of the original principal amount of the 7.125% Notes on or after October 15, 2008 at an initial redemption price of 103.563%, subject to a ratable decline in each of the following years to 100% of the principal amount in 2010 and thereafter. The indenture for the 7.125% Notes contains certain covenants that restrict the Company’s ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions. The 7.125% Notes rank equally with all of the Company’s other senior unsecured debt obligations, including its senior notes, its convertible notes and the Revolving Credit Facility and Term Loan, and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries.

As of December 31, 2008 and 2007, the Company had a total of $501.1 million, net and $502.2 million, net ($500.0 million principal amount) outstanding, respectively, under the 7.125% Notes. These carrying values included as of December 31, 2008 and 2007, a premium of $1.4 million and $2.5 million, respectively, and a discount of $0.3 million. As of December 31, 2007, the premium of $2.5 million includes a call provision of $0.9 million.

7.00% Senior Notes—The 7.00% senior notes due 2017 (7.00% Notes) mature on October 15, 2017, and interest is payable semiannually in arrears on April 15 and October 15 of each year. The Company may redeem the 7.00% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. If the Company undergoes a change of control and ratings decline, each as defined in the indenture for the 7.00% Notes, the Company may be required to repurchase all of the 7.00% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, and additional interest, if any, to but not including the date of repurchase. The indenture for the 7.00% Notes contains certain covenants that restrict the Company’s ability to incur more subsidiary debt or permit the Company and its subsidiaries to create liens; and merge, consolidate or sell assets. These covenants are subject to a number of exceptions, including that the Company’s subsidiaries may incur certain indebtedness or the Company and its subsidiaries may incur liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such indebtedness and such liens shall not exceed 3.5x Adjusted EBITDA as defined in

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the indenture. The 7.00% Notes rank equally with all of the Company’s other senior unsecured debt obligations, including its senior notes, its convertible notes and the Revolving Credit Facility and Term Loan, and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries.

As of December 31, 2008 and 2007, the Company had a total of $500.0 million outstanding under the 7.00% Notes.

5.0% Convertible Notes—The 5.0% convertible notes due 2010 (5.0% Notes) mature on February 15, 2010, and interest is payable semiannually on February 15 and August 15 of each year. The 5.0% Notes are convertible at any time into shares of the Company’s Class A common stock (Common Stock) at a conversion price of $51.50 per share, subject to adjustment in certain cases.

During the year ended December 31, 2007, the Company repurchased an aggregate of $192.5 million principal amount of 5.0% Notes for an aggregate of $192.6 million pursuant to a tender offer. The Company recorded a charge of $1.6 million related to the write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2007. Amounts outstanding as of December 31, 2006 are reflected in current portion of long-term obligations in the accompanying consolidated balance sheet pursuant to a put option in February 2007 and the tender offer. Amounts outstanding as of December 31, 2008 are reflected in long-term obligations in the accompanying consolidated balance sheet based on the maturity date of the 5.0% Notes in 2010.

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

As of December 31, 2008 and 2007, the Company had $59.7 million outstanding under the 5.0% Notes, respectively.

3.25% Convertible Notes—The 3.25% convertible notes due August 1, 2010 (3.25% Notes) mature on August 1, 2010, and interest is payable semi-annually in arrears on February 1 and August 1 of each year. The 3.25% Notes are convertible at any time into shares of the Company’s Common Stock at a conversion price of $12.22 per share, subject to certain adjustments. The 3.25% Notes rank equally with all of the Company’s other senior unsecured debt obligations, including its other convertible notes, its senior notes and the Revolving Credit Facility and Term Loan, and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries.

During the year ended December 31, 2008, the Company issued a notice for the redemption on August 6, 2008 of all of its outstanding 3.25% Notes. In accordance with the conversion provisions of the 3.25% Notes and the indenture for the 3.25% Notes, holders of the notes had the right at any time until and including, but not after, the close of business on August 5, 2008, to convert their notes into shares of the Company’s Common Stock. Holders of all outstanding 3.25% Notes converted their notes into shares of the Company’s Common Stock prior to redemption.

As of December 31, 2008 and 2007, none and $18.3 million of the 3.25% Notes remained outstanding.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.00% Convertible Notes—The 3.00% convertible notes due August 15, 2012 (3.00% Notes) mature on August 15, 2012, and interest is payable semi-annually in arrears on February 15 and August 15 of each year. The 3.00% Notes are convertible at any time prior to maturity, subject to their prior redemption or repurchase, into shares of the Company’s Common Stock at a conversion price of approximately $20.50 per share, subject to adjustment in certain events. Upon a fundamental change of control as defined in the notes indenture, the holders of the 3.00% Notes may require the Company to repurchase all or part of the 3.00% Notes for a cash purchase price equal to 100% of the principal amount. In addition, upon a fundamental change of control, the holders may elect to convert their notes based on a conversion rate adjustment that entitles the holders to receive additional shares of the Company’s Common Stock upon conversion depending on the terms and timing of the change of control. The Company may redeem the 3.00% notes after August 20, 2009 at an initial redemption price of 101.125% of the principal amount, subject to a ratable decline after August 15 of the following year to 100% of the principal amount in 2012. The 3.00% Notes rank equally with all of the Company’s other senior unsecured debt obligations, including its other convertible notes, its senior notes and the Revolving Credit Facility and Term Loan, and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries.

In certain instances upon a fundamental change of control, the holders of the 3.00% Notes may elect to convert their notes based on a conversion rate adjustment and receive additional shares of the Company’s Common Stock, the acquirer’s common stock or, at the election of the acquirer, in certain instances, such feature may be settled in cash. This feature qualifies as an embedded derivative under SFAS No. 133, for which the Company determined has no fair value as of December 31, 2008 and 2007. The Company will record any changes in fair value to the liability in future periods to other expense and will amortize the discount to interest expense within its consolidated statement of operations.

As of December 31, 2008 and 2007, the outstanding debt under the 3.00% Notes was $161.9 million ($162.2 million principal amount) and $344.6 million, net of $0.3 million and $0.4 million discount, respectively.

Capital Lease Obligations and Notes Payable—The Company’s capital lease obligations and notes payable approximated $60.1 million and $60.2 million as of December 31, 2008 and 2007, respectively. These obligations bear interest at rates ranging from 5.4% to 9.3% and mature in periods ranging from less than one year to approximately seventy years.

Maturities—As of December 31, 2008, aggregate carrying value of long-term debt, including capital leases, for the next five years and thereafter are estimated to be (in thousands):

Year Ending December 31,
2009	$1,837
2010	60,989
2011	1,018
2012	1,962,822
2013	646
Thereafter	2,305,054

Total cash obligations	4,332,366
Unamortized discounts and premiums, net	780

Balance as of December 31, 2008	$4,333,146

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    ASSET RETIREMENT OBLIGATIONS

The changes in the carrying value of the Company’s asset retirement obligations for years ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Beginning balance as of January 1,	$184,162	$174,980
Additions (deductions) and revisions in estimated cash flows, net of settlements	12,976	(3,776)
Accretion expense	13,673	12,958

Balance as of December 31,	$210,811	$184,162

As of December 31, 2008, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $750.8 million.

8.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into interest rate protection agreements to manage exposure on the variable rate debt under its credit facilities and to manage variability in cash flows relating to forecasted interest payments. Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. Such exposure is limited to the current value of the contract at the time the counterparty fails to perform. The Company believes its contracts as of December 31, 2008 and 2007 are with credit worthy institutions.

As of December 31, 2008 and 2007, the carrying amounts of the Company’s derivative financial instruments, along with the estimated fair values of the related assets reflected in notes receivable and other long-term assets and (liabilities) reflected in other long-term liabilities in the accompanying consolidated balance sheet, are as follows (in thousands except percentages):

As of December 31, 2008	Notional Amount	Interest Rate	Term	Carrying Amount and Fair Value
Interest rate swap agreements	$150,000	3.95%	Expiring 2009	$(3,681)
Interest rate swap agreement	100,000	4.08%	Expiring 2010	(5,125)
Interest rate swap agreements	525,000	2.86% - 3.74%	Expiring 2011	(17,815)

Total	$775,000			$(26,621)

As of December 31, 2007	Notional Amount	Interest Rate	Term	Carrying Amount and Fair Value
Interest rate swap agreements	$150,000	3.95%	Expiring in 2009	$(369)
Interest rate swap agreements	100,000	4.08%	Expiring in 2010	(571)

Total	$250,000			$(940)

As of December 31, 2008, the Company held fifteen interest rate swap agreements to manage exposure to variability in cash flows relating to forecasted interest payments under its Revolving Credit Facility and Term Loan. As of December 31, 2007, the Company held three interest rate swap agreements to manage exposure to variability in cash flows relating to forecasted interest payments under its Revolving Credit Facility. During the year ended December 31, 2007, the Company received cash of approximately $20.1 million upon net settlement

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of certain of its assets and liabilities under its interest rate swap agreements held as of December 31, 2006 and entered into during the first half of 2007. In addition, the Company paid $8.0 million related to a treasury rate lock agreement entered into and settled during the year ended December 31, 2008. The cost of the treasury rate lock is being recognized as additional interest expense over the 10-year term of the 7.00% Notes.

During the year ended December 31, 2007, the Company also received $3.1 million in cash upon settlement of the assets and liabilities under ten forward starting interest rate swap agreements with an aggregate notional amount of $1.4 billion, which were designated as cash flow hedges to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the Certificates issued in the Securitization in May 2007. The settlement is being recognized as a reduction in interest expense over the five-year period for which the interest rate swaps were designated as hedges. The Company also received $17.0 million in cash upon settlement of the assets and liabilities under thirteen additional interest rate swap agreements with an aggregate notional amount of $850.0 million that managed exposure to variability of interest rates under the credit facilities but were not considered cash flow hedges for accounting purposes. This gain is included in other income in the accompanying consolidated statement of operations for the year ended December 31, 2007.

As of December 31, 2008 and 2007, other comprehensive (loss) income included the following items related to derivative financial instruments (in thousands):

	2008	2007
Deferred loss on the settlement of the treasury rate lock, net of tax	$(4,332)	$(4,901)
Deferred gain on the settlement of interest rate swap agreements entered into in connection with the Securitization, net of tax	1,238	1,636
Unrealized losses related to interest rate swap agreements, net of tax	(16,349)	(486)

During the years ended December 31, 2008 and 2007, the Company recorded an aggregate net unrealized loss of approximately $15.8 million and $3.2 million, respectively (net of a tax provision of approximately $10.2 million and $2.0 million, respectively) in other comprehensive loss for the change in fair value of interest rate swaps designated as cash flow hedges and reclassified an aggregate of $0.1 million and $6.2 million, respectively (net of an income tax provision of $2.0 million and an income tax benefit of $3.3 million, respectively) into results of operations.

9.    FAIR VALUE MEASUREMENTS

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2008:

	December 31, 2008
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments and available-for-sale securities	$2,028			$2,028

Liabilities:
Interest rate swap agreements		$26,621		$26,621

The fair value of the Company’s interest rate swap agreements recorded as assets is included in notes receivable and other long-term assets, and the fair value of its interest rate swap agreements recorded as liabilities is included in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2008. Fair valuations of the Company’s interest rate swap agreements reflect the value of the instrument including the values associated with counterparty risk. With the issuance of SFAS No. 157, these values must also take into account the Company’s own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract.

10.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following as of December 31, (in thousands):

	2008	2007
Straight-line rent	$170,762	$147,617
Unearned revenue	62,893	52,757
Accrued asset retirement obligations	210,811	184,162
Other miscellaneous liabilities	138,766	119,642

Balance as of December 31,	$583,232	$504,178

11.    INCOME TAXES

The Company files a consolidated United States federal tax return, which includes all of its wholly owned domestic subsidiaries, and the Company also files tax returns in various states and countries. These returns reflect different combinations of the Company’s subsidiaries and are dependent on the connection each subsidiary has with a particular state. The following information pertains to the Company’s income taxes on a consolidated basis.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax (provision) benefit from continuing operations was comprised of the following for the years ended December 31, (in thousands):

	2008	2007	2006
Current:
Federal	$—	$(911)	$—
State	(5,207)	(2,531)	(2,517)
Foreign	(37,789)	(35,127)	(21,716)
Deferred:
Federal	(97,528)	(61,513)	(28,488)
State	(11,591)	45,025	750
Foreign	16,606	(4,752)	10,203

Income tax provision	$(135,509)	$(59,809)	$(41,768)

The domestic and international components of income from continuing operations before income taxes, minority interest and loss on equity method investments were as follows for the years ended December 31, (in thousands):

	2008	2007	2006
United States	$295,139	$118,922	$43,946
International	76,781	33,918	26,918

Total	$371,920	$152,840	$70,864

A reconciliation between the U.S. statutory rate and the effective rate from continuing operations was as follows for the years ended December 31,

	2008	2007	2006
Statutory tax rate	35%	35%	35%
State taxes, net of federal benefit	4	(19)	2
Non-deductible losses on retirement of long-term obligations	—	1	2
Non-deductible stock compensation	1	2	3
Foreign taxes	3	9	18
Changes in uncertain tax positions	2	(1)	7
Valuation allowance	(2)	4	(8)
Foreign currency gains	(7)	8	(3)
Other	—	—	3

Effective tax rate	36%	39%	59%

During the three months ended December 31, 2007, the Company recorded a $7.6 million deferred tax liability related to unrealized foreign currency gains on intercompany loans with the Company’s Brazilian subsidiary.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax asset and related valuation allowance are as follows (in thousands):

	2008	2007
Current assets:
Allowances, accruals and other items not currently deductible	$14,908	$50,393
Net operating loss carryforwards	154,896	—
Current deferred liabilities	(10,356)	(10,330)

Net short-term deferred tax assets	$159,448	$40,063

Long-term items:
Assets:
Net operating loss carryforwards	474,927	651,820
Capital loss carryforwards	—	7,091
Basis step-up from corporate restructuring and tax planning strategies	39,998	50,097
Accrued asset retirement obligations	66,409	64,581
Items not currently deductible and other	166,845	126,025
Liabilities:
Depreciation and amortization	(238,103)	(248,833)
Deferred Rent	(57,556)	(61,993)
Other	(23,740)	(20,850)

Subtotal	428,780	567,938
Less: Valuation allowance	(47,352)	(88,180)

Net long-term deferred tax assets	$381,428	$479,758

For the year ended December 31, 2007, the Company increased net deferred tax assets by $1.5 million with a corresponding reduction of goodwill associated with the utilization of net operating and capital losses acquired in connection with the SpectraSite, Inc. merger. These deferred tax assets were assigned a full valuation allowance as part of the final SpectraSite, Inc. purchase price allocation in June 2006, as evidence available at the time did not support that losses were more likely than not to be realized.

The valuation allowance decreased from $88.2 million as of December 31, 2007 to $47.4 million as of December 31, 2008. The decrease was primarily due to the elimination of fully reserved loss carryforwards that could not be realized of $25.8 million and $4.7 million of allowance reductions during the year ended December 31, 2008 related to state net operating losses, capital loss expirations of $5.5 million, foreign valuation allowances of $7.4 million and other items.

The Company’s deferred tax assets as of December 31, 2008 and 2007 in the table above do not include $105.8 million and $74.9 million, respectively, of excess tax benefits from the exercises of employee stock options that are a component of net operating losses due to the adoption of SFAS No. 123R. Total stockholders’ equity as of December 31, 2008 will be increased by $105.8 million if and when any such excess tax benefits are ultimately realized.

Basis step-up from corporate restructuring represents the tax effects of increasing the basis for tax purposes of certain of the Company’s assets in conjunction with its spin-off from American Radio Systems Corporation, its former parent company.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, the Company had net federal and state operating loss carryforwards available to reduce future federal and state taxable income of approximately $1.6 billion. If not utilized, the Company’s net operating loss carryforwards expire as follows (in thousands):

Years ended December 31,	Federal	State
2009 to 2013	$—	$153,691
2014 to 2018	—	317,862
2019 to 2023	469,600	787,778
2024 to 2028	1,150,440	349,328

Total	$1,620,040	$1,608,659

The Company adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2008 and 2007, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $47.8 million and $23.0 million, respectively. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $10.0 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ending December 31, 2008 is as follows (in thousands):

	2008	2007
Balance at January 1,	$65,906	$183,953
Additions based on tax positions related to the current year	35,658	2,572
Additions for tax positions of prior years	3,162	5,412
Reductions for tax positions of prior years	(437)	(120,016)
Foreign currency	(5,967)	26
Settlements with tax authorities	(3,103)	(5,372)
Reduction as a result of the lapse of statute limitations	(1,143)	(669)

Balance at December 31,	$94,076	$65,906
Cash advance in connection with proposed settlement	(2,412)	(6,682)

Balance at December 31, net of cash advances	91,664	59,224

During the year ended December 31, 2008, the Company recorded penalties and tax-related interest expense of $3.8 million. During the year ended December 31, 2007, the Company recorded penalties and tax-related interest income of $2.5 million and interest income from tax refunds of $1.5 million. As of December 31, 2008 and 2007, the total unrecognized tax benefits included in other long-term liabilities in the consolidated balance sheets was $24.7 million and $29.6 million, respectively. As of December 31, 2008 and 2007, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the consolidated balance sheets was $29.1 million and $30.7 million, respectively.

During the year ended December 31, 2008, the Company recorded an income tax benefit of $110.1 million related to losses associated with its investment in Verestar as income from discontinued operations. In addition, the Company also recorded a FIN 48 reserve of $35.7 million due to potential uncertainties in sustaining the tax deduction with applicable taxing jurisdictions.

In the fourth quarter of 2007, the Company entered into a tax amnesty program with the Mexican tax authority. As of December 31, 2007, the Company had met all of the administrative requirements of the program, which

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

enabled the Company to recognize certain tax benefits. In February 2008, the Company paid $3.1 million to the Mexican tax authority, and the authority confirmed that all requirements had been met. The benefits include a reduction of uncertain tax benefits of $5.4 million along with penalties and interest of $12.5 million related to 2002, all of which reduced income tax expense.

In connection with the above program, the Company paid $6.7 million to the Mexican tax authority during the year ended December 31, 2007 as a proposed settlement offer for other uncertain tax positions related to 2003 and 2004. This offer is currently under review by the Mexican tax authority; the Company cannot yet determine the specific timing or the amount of any potential settlement.

During the years ended December 31, 2008 and 2007, the statute of limitations on certain unrecognized tax benefits lapsed, which resulted in a decrease of $1.1 million and $0.7 million, respectively, in the liability for uncertain tax benefits, all of which reduced the income tax provision.

The Company files numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. As a result of the Company’s ability to carryforward federal and state net operating losses, the applicable tax years remain open to examination until three years after the applicable loss carryforwards have been used or expired. The Company is currently undergoing U.S. federal income tax examinations for tax years 2004 and 2005. Additionally, it is subject to examinations in various U.S. state jurisdictions for certain tax years.

SFAS No. 109, “Accounting for Income Taxes,” requires that companies record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2008, the Company has provided a valuation allowance of approximately $47.4 million which primarily relates to state net operating loss carryforwards, equity investments and foreign items. The Company has not provided a valuation allowance for the remaining deferred tax assets, primarily its federal net operating loss carryforwards, as management believes the Company will have sufficient taxable income to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.

During the year ended December 31, 2007, the Company completed an analysis of the valuation allowances on its state deferred tax assets. Upon completion of its analysis during the year ended December 31, 2007, the Company concluded that it was more likely than not that a portion of these net state deferred tax assets would be realized. The Company recognized approximately $27.6 million of additional state deferred tax assets (net of a federal tax provision), which were recorded as an income tax benefit and a corresponding increase in long-term deferred income taxes in the accompanying consolidated financial statements for the year ended December 31, 2007. The Company assesses the realization of its deferred tax assets and liabilities on an ongoing basis.

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

The realization of the Company’s deferred tax assets as of December 31, 2008 will be dependent upon its ability to generate approximately $1.4 billion and $1.3 billion in federal and state taxable income, respectively, from

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 1, 2009 to December 31, 2028. If the Company is unable to generate sufficient taxable income in the future, it will be required to reduce its net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

From time to time the Company is subject to examination by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2008.

12.    STOCK-BASED COMPENSATION

The Company recognized stock-based compensation of $54.8 million and $54.6 million for the years ended December 31, 2008 and 2007, respectively. Stock-based compensation for the year ended December 31, 2007 included $7.6 million related to the modification of certain stock option awards to revise vesting and exercise terms for terminated employees. The Company did not capitalize any stock-based compensation during the years ended December 31, 2008 and 2007.

Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. In May 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (2007 Plan), which provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Under the 2007 Plan, exercise prices in the case of non-qualified and incentive stock options are not less than the fair market value of the underlying common stock on the date of grant. Equity awards generally vest ratably over various periods, generally four years, and generally expire ten years from the date of grant.

Stock Options—During the year ended December 31, 2008, the Company granted options to purchase approximately 1.7 million shares of Common Stock under the 2007 Plan. As of December 31, 2008, the Company had the ability to grant stock-based awards with respect to an aggregate of 26.4 million shares of Common Stock under the 2007 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. The risk-free treasury rate is based on the U.S. Treasury yield in effect at the accounting measurement date. The expected life (estimated period of time outstanding) was estimated using the vesting term and historical exercise behavior of Company employees. The expected volatility was based on historical volatility for a period equal to the expected life of the stock options.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107 “Share-Based Payment” (SAB No. 107), in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R. SAB No. 110 allows companies, under certain circumstances, to use the simplified method beyond December 31, 2007. Prior to the adoption of SAB No. 110, the Company used the simplified method under SAB No. 107 since July 1, 2005 to determine the expected life of its stock options. In connection with the January 1, 2008 adoption of SFAS No. 110, the Company reexamined its historical pattern of option exercises in an effort to determine if there were any discernable patterns of employee activity. The expected life computation has been revised to take into consideration historical exercise patterns and post-vesting termination behavior within the employee population. Based on its examination, the Company determined that the expected life assumption used in valuing future grants of its stock options should be reduced in accordance with SAB No. 110. Accordingly, the impact of the adoption of SAB No. 110 resulted in a change in the expected life of options granted after January 1, 2008 to four years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Key assumptions used to apply this pricing model are as follows:

	2008	2007	2006
Range of risk-free interest rates	1.44% – 3.05%	3.41% – 4.92%	4.36% – 5.08%
Weighted average risk-free interest rate	1.89%	4.40%	4.72%
Expected life of option grants	4.00 years	6.25 years	6.25 years
Range of expected volatility of underlying stock price	28.51% – 35.30%	27.53% – 28.11%	29.60%
Weighted average expected volatility of underlying stock price	29.10%	28.00%	29.60%
Expected annual dividends	N/A	N/A	N/A

As of December 31, 2008, total unrecognized compensation expense related to unvested stock options was approximately $57.7 million and is expected to be recognized over a weighted average period of approximately two years. The amount of cash received from the exercise of stock options was approximately $81.4 million during the year ended December 31, 2008. During the year ended December 31, 2008, the Company did not realize any tax benefits from the exercise of stock options. A summary of weighted average grant date fair value, intrinsic value of stock options exercised and the fair value of options vested is as follows:

	2008	2007	2006
Weighted average grant date fair value per share	$9.55	$14.54	$12.58
Intrinsic value of stock option exercised (in millions)	99.1	167.5	84.9
Fair value of options vested (in millions)	49.3	37.1	30.5

The following table summarizes the Company’s option activity for the periods presented:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2007	17,392,583	$26.42

Granted	1,747,200	37.01
Exercised	(4,544,703)	17.92
Cancelled	(1,409,214)	32.27

Outstanding as of December 31, 2008	13,185,866	$30.12	7.20	$51.3
Exercisable as of December 31, 2008	5,487,365	$24.93	6.20	$39.0
Vested or expected to vest as of December 31, 2008	12,900,285	$29.99	7.18	$51.2

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth information regarding options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
Outstanding Number of Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
1,029,452	$ 3.87 —$13.50	$10.18	4.13	1,029,452	$10.18
1,015,745	14.02 — 18.15	18.05	6.19	772,120	18.02
1,093,255	18.16 — 22.20	19.00	5.98	546,168	19.40
1,472,592	22.43 — 31.06	23.41	6.15	875,192	23.62
2,597,312	31.50 — 37.13	31.63	7.12	1,081,440	31.71
3,534,029	37.52 — 37.52	37.52	8.15	802,189	37.52
1,312,531	37.63 — 37.70	37.70	9.15	51,679	37.69
1,130,950	37.88 — 53.62	43.22	8.32	329,125	44.97

13,185,866	$ 3.87 — 53.62	$30.12	7.42	5,487,365	$24.93

Restricted Stock Units—During the year ended December 31, 2008, the Company granted restricted stock units with respect to 1.3 million shares of its Common Stock pursuant to the 2007 Plan. Restricted stock units generally vest ratably over various periods, generally four years. The Company recognizes the expense associated with the units over the vesting term. The expense is based on the fair market value of the units awarded at the date of grant, times the number of shares subject to the units awarded.

The following table summarizes the Company’s restricted stock unit activity during the year ended December 31, 2008:

	Number of Units	Weighted Average Grant- Date Fair Value
Outstanding as of January 1, 2008	—	$—
Granted	1,285,808	37.26
Vested	(11,440)	37.70
Cancelled	(136,100)	37.80

Outstanding as of December 31, 2008	1,138,268	$37.19

Vested and expected to vest, net of estimated forfeitures, as of December 31, 2008	1,062,609	$37.17

The total fair value of the restricted stock units that vested during the year ended December 31, 2008 was $0.4 million. As of December 31, 2008, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan was $31.1 million and is expected to be recognized over a weighted average period of approximately three years.

Employee Stock Purchase Plan—The Company also maintains an employee stock purchase plan (ESPP) for all eligible employees. Under the ESPP, shares of the Company’s Common Stock may be purchased during bi-annual offering periods at 85% of the lower of the fair market value on the first or the last day of each offering period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period and may not purchase more than $25,000 worth of stock in a calendar year (based on market values at the beginning of each offering period). The offering periods run from June 1 through November 30 and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from December 1 through May 31 of each year. During the 2008, 2007 and 2006 offering periods employees purchased 55,764, 48,886 and 53,210 shares, respectively, at weighted average prices per share of $30.08, $33.93 and $24.98, respectively. The fair value of the ESPP offerings is estimated on the offering period commencement date using a Black-Scholes pricing model with the expense recognized over the expected life, which is the six month offering period over which employees accumulate payroll deductions to purchase the Company’s Common Stock. The weighted average fair value for the ESPP shares purchased during 2008, 2007 and 2006 were $7.89, $9.09 and $6.79, respectively. At December 31, 2008, 8.8 million shares remain reserved for future issuance under the plan.

Key assumptions used to apply this pricing model for the years ended December 31, are as follows:

	2008	2007	2006
Range of risk free interest rates	1.99%—3.28%	4.98%—5.05%	5.01%—5.17%
Weighted average risk-free interest rate	2.58%	5.02%	5.08%
Expected life of the shares	6 months	6 months	6 months
Range of expected volatility of underlying stock price	27.85%—28.51%	27.53%—28.74%	29.60%
Weighted average expected volatility of underlying stock price	28.51%	28.22%	29.60%
Expected annual dividends	N/A	N/A	N/A

13.    STOCKHOLDERS’ EQUITY

Warrants—In January 2003, the Company issued warrants to purchase approximately 11.4 million shares of its Common Stock in connection with an offering of 808,000 units, each consisting of $1,000 principal amount at maturity of ATI 12.25% senior subordinated discount notes due 2008 and a warrant to purchase 14.0953 shares of the Company’s Common Stock. These warrants became exercisable on January 29, 2006 at an exercise price of $0.01 per share. As these warrants expired on August 1, 2008, none were outstanding as of December 31, 2008.

In August 2005, the Company completed its merger with SpectraSite, Inc. and assumed outstanding warrants to purchase shares of SpectraSite, Inc. common stock. As of the merger completion date, each warrant was exercisable for two shares of SpectraSite, Inc. common stock at an exercise price of $32 per warrant. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase shares of the Company’s Common Stock, such that upon exercise of each warrant, the holder has a right to receive 3.575 shares of the Company’s Common Stock in lieu of each share of SpectraSite, Inc. common stock that would have been receivable under each assumed warrant prior to the merger. Upon completion of the Company’s merger with SpectraSite, Inc., these warrants were exercisable for approximately 6.8 million shares of Common Stock. Of these warrants, warrants to purchase approximately 1.8 million and 2.0 million shares of Common Stock remained outstanding as of December 31, 2008 and 2007, respectively. These warrants will expire on February 10, 2010.

Stock Repurchase Programs—During the year ended December 31, 2008, the Company repurchased an aggregate of approximately 18.3 million shares of its Common Stock for an aggregate of $697.1 million, including commissions and fees, pursuant to its publicly announced stock repurchase programs, as described below.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the Company completed its $750.0 million stock repurchase program, originally announced in November 2005. During the year ended December 31, 2007, the Company repurchased 8.8 million shares of its Common Stock for an aggregate of $351.0 million, including commissions and fees, pursuant to this repurchase program.

In February 2007, the Company’s Board of Directors approved a $1.5 billion stock repurchase program (2007 Buyback), which the Company ended in February 2008. During the year ended December 31, 2007, the Company repurchased 31.1 million shares of its Common Stock for an aggregate of $1.3 billion, including commissions and fees, pursuant to this repurchase program. During the three months ended March 31, 2008, the Company repurchased 4.3 million additional shares of its Common Stock for an aggregate of $163.7 million, including commissions and fees, resulting in total repurchases under the 2007 Buyback of approximately 35.3 million shares of Common Stock for an aggregate of $1.45 billion, including commissions and fees.

In February 2008, the Company’s Board of Directors approved a $1.5 billion stock repurchase program (2008 Buyback). In the near term, the Company expects to fund repurchases through a combination of cash on hand, cash provided by operations and borrowings under its Revolving Credit Facility. If the financial and credit markets improve, the Company expects that it may opportunistically raise additional capital, which the Company could then use to fund future purchases of its Common Stock. Purchases under this stock repurchase program are subject to the Company having available cash to fund repurchases. Under the program, the Company is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, the Company makes purchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which allows the Company to repurchase shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. During the year ended December 31, 2008, pursuant to the 2008 Buyback, the Company repurchased approximately 14.0 million shares of its Common Stock for an aggregate of $533.3 million, including commissions and fees, of which $533.0 million was paid in cash prior to December 31, 2008 and $0.3 million was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of December 31, 2008.

In the fourth quarter of 2008, the Company significantly reduced purchases of Common Stock under its stock repurchase program based on the downturn in the economy and the disruptions in the financial and credit markets. Between January 1, 2009 and February 13, 2009, the Company repurchased approximately 28,000 shares of its Common Stock for an aggregate of $0.8 million, including commissions and fees. As of February 13, 2009, the Company had repurchased a total of 14.0 million shares of its Common Stock for an aggregate of $534.1 million, including commissions and fees, pursuant to the 2008 Buyback. The Company expects to continue to manage the pacing of the program in the future in response to general market conditions and other relevant factors.

3.25% Convertible Notes—During the years ended December 31, 2008 and 2007, the Company issued an aggregate of approximately 1.5 million and 7.3 million shares of Common Stock, respectively, upon conversion of $18.3 million and $89.5 million principal amount, respectively of the 3.25% Notes. Pursuant to the terms of the indenture, holders of the 3.25% Notes are entitled to receive 81.808 shares of Common Stock for every $1,000 principal amount of notes converted. In connection with the conversions in 2008 and 2007, the Company paid the holders an aggregate of approximately $0.2 million and $3.7 million, respectively, calculated based on the accrued and unpaid interest on the notes and the discounted value of the future interest payments on the notes, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the years ended December 31, 2008 and 2007, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.00% Convertible Notes—During the years ended December 31, 2008 and 2007, the Company issued an aggregate of approximately 8.9 million and 973 shares of Common Stock, respectively, upon conversion of $182.8 million and $0.02 million principal amount, respectively, of 3.00% Notes. Pursuant to the terms of the indenture, holders of the 3.00% Notes are entitled to receive 48.7805 shares of Common Stock for every $1,000 principal amount of notes converted. In connection with the conversions in 2008, the Company paid such holders an aggregate of approximately $4.7 million, calculated based on the discounted value of the future interest payments on the notes, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2008.

14. IMPAIRMENTS,	NET LOSS ON SALE OF LONG-LIVED ASSETS, RESTRUCTURING AND MERGER RELATED EXPENSE

The significant components reflected in impairments, net loss on sale of long-lived assets, restructuring and merger related expense in the accompanying consolidated statements of operations include the following:

Impairments and Net Loss on Sale of Long-Lived Assets—During the years ended December 31, 2008, 2007 and 2006, the Company recorded impairments and net loss on sale of long-lived assets (primarily related to its rental and management segment) of $11.2 million, $9.2 million and $2.6 million, respectively. During the years ended December 31, 2008, 2007 and 2006 respectively, the Company recorded net losses associated with the sales of certain non-core towers and other assets, as well as impairment charges to write-down certain assets to net realizable value after an indicator of impairment had been identified. As a result, the Company recorded net losses and impairments of approximately $10.5 million, $7.1 million and $2.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The net loss for the year ended December 31, 2008 is comprised of net losses from asset sales and other impairments of $10.7 million, offset by gains from asset sales of $0.2 million. The net loss for the year ended December 31, 2007 is comprised of net losses from asset sales and other impairments of $7.8 million, offset by gains from asset sales of $0.7 million.

Merger Related Expense—During the year ended December 31, 2005, the Company assumed certain obligations, as a result of the merger with SpectraSite, Inc., primarily related to employee separation costs of former SpectraSite employees. Severance payments made to former SpectraSite, Inc. employees were subject to plans and agreements established by SpectraSite, Inc. and assumed by the Company in connection with the merger. These costs were recognized as an assumed liability in the purchase price allocation. In addition, the Company also incurred certain merger related costs for additional employee retention and separation costs incurred during the year ended December 31, 2006. The following table displays the activity with respect to this accrued liability for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Liability as of December 31, 2005	2006 Expense	2006 Cash Payments	Other	Liability as of December 31, 2006	2007 Expense	2007 Cash Payments	Other	Liability as of December 31, 2007	2008 Expense	2008 Cash Payments	Other	Liability as of December 31, 2008
Employee separations	$20,963	$496	$(12,389)	$(1,743)	$7,327	$633	$(6,110)	$(304)	$1,546	$284	$(1,901)	$71	—

As of December 31, 2008, the Company had paid all of these merger related liabilities.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    EARNINGS PER COMMON SHARE

For the years ended December 31, 2008, 2007 and 2006, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 1.2 million, 18.5 million and 33.1 million, respectively, and stock options and share based awards of 6.3 million, 6.1 million and 5.1 million, respectively, as the effect would be anti-dilutive.

The following table sets forth basic and diluted income (loss) from continuing operations per common share computational data for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share data):

	2008	2007	2006
Income from continuing operations	$236,264	$92,712	$28,338

Effect of convertible notes	5,224	—	—

Income available to common shareholders, as adjusted for diluted earnings	$241,488	$92,712	$28,338

Basic weighted average common shares outstanding	395,947	413,167	424,525

Dilutive securities:
Stock options, warrants and convertible notes	22,410	12,912	11,692

Diluted weighted average common shares outstanding	418,357	426,079	436,217

Basic income from continuing operations per common share	$0.60	$0.22	$0.06

Diluted income from continuing operations per common share	$0.58	$0.22	$0.06

16.    COMMITMENTS AND CONTINGENCIES

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

Future minimum rental payments under non-cancelable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable tower site and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the lease. Such payments in effect at December 31, 2008 are as follows (in thousands):

Year Ending December 31,
2009	$229,799
2010	222,063
2011	217,771
2012	212,871
2013	207,771
Thereafter	2,859,415

Total	$3,949,690

Aggregate rent expense (including the effect of straight-line rent expense) under operating leases for the years ended December 31, 2008, 2007 and 2006 approximated $263.9 million, $246.4 million and $237.0 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments under capital leases in effect at December 31, 2008 are as follows (in thousands):

Year Ending December 31,
2009	$4,486
2010	4,004
2011	3,596
2012	3,436
2013	3,453
Thereafter	189,945

Total minimum lease payments	$208,920
Less amounts representing interest	(163,198)

Present value of capital lease obligations	$45,722

Customer Leases—The Company’s lease agreements with its customers vary depending upon the region and the industry of the customer. In the United States, initial terms for television and radio broadcast leases typically range between 10 to 20 years, while leases for wireless communications providers generally have initial terms of five to ten years. In Mexico, Brazil and India, the Company’s typical tenant leases have an initial term of 10 years. In most cases, the Company’s tenant leases have multiple renewal terms at the option of the customer.

Future minimum rental receipts expected from customers under non-cancelable operating lease agreements in effect at December 31, 2008 are as follows (in thousands):

Year Ending December 31,
2009	$1,408,672
2010	1,356,115
2011	1,259,232
2012	1,151,040
2013	1,003,628
Thereafter	2,879,718

Total	$9,058,405

Legal and Governmental Proceedings Related to Review of Stock Option Granting Practices and Related Accounting—During the year ended December 31, 2006, the Company received a letter of informal inquiry from the SEC Division of Enforcement, a subpoena from the United States Attorney’s Office for the Eastern District of New York, and an Information Document Request from the Internal Revenue Service (IRS), each requesting documents and other information related to Company stock option grants and stock option practices. In addition, in August 2007, the Company received a request for information from the Department of Labor (DOL) with respect to the Company’s retirement savings plan, including documents related to Company stock option grants and the Company’s historical stock option administrative practices. The Company has become aware that a former officer of the Company has received a “Wells” notice from the SEC which affords such individual the opportunity to make a submission to the SEC with respect to contemplated civil enforcement recommendations against such individual for certain violations of the federal securities laws. In September 2008, the DOL concluded its review and advised the Company that no action would be taken. The reviews being conducted by the SEC, the U.S. Attorney’s Office and the IRS remain ongoing, and the Company continues to cooperate on these matters.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company was subject to a securities class action relating to its historical stock option granting practices and related accounting. On May 26, 2006, a purported securities class action was filed in United States District Court for the District of Massachusetts against the Company and certain of its current officers by John S. Greenebaum for monetary relief. Specifically, the complaint named the Company, James D. Taiclet, Jr. and Bradley E. Singer as defendants and alleged that the defendants violated federal securities laws in connection with public statements made relating to the Company’s stock option practices and related accounting. The complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In December 2006, the court appointed the Steamship Trade Association-International Longshoreman’s Association Pension Fund as the lead plaintiff. In March 2007, plaintiffs filed an amended consolidated complaint, which included additional current and former officers and directors of the Company as defendants. In December 2007, the Company announced that it had reached a settlement in principle regarding the securities class action. The settlement, which was preliminarily approved by the court in February 2008, provided for a payment by the Company of $14.0 million and would lead to a dismissal of all claims against all defendants in the litigation. The Company paid $250,000 of the settlement amount to an escrow account controlled by the plaintiffs during the quarter ended March 31, 2008. In April 2008, the Company paid the remaining settlement amount of $13.8 million into escrow and received $12.5 million in insurance proceeds. In May 2008, the original plaintiff, Mr. Greenebaum, filed an objection to the settlement. Following a hearing in June 2008, the Court dismissed Mr. Greenebaum’s objection and approved the settlement. In July 2008, Mr. Greenebaum filed an untimely request to opt-out of the settlement class certified by the Court in its orders, which the Court denied in August 2008. Mr. Greenebaum filed a notice of appeal of the Court’s final order approving the settlement agreement and of the Court’s decision denying his untimely request to opt out of the settlement class. In December 2008, the Company entered into a settlement agreement with Mr. Greenebaum providing for payment by the Company of $5,000, which the Court approved in January 2009. In January 2009, the lead plaintiff entered into a settlement agreement with Mr. Greenebaum. As a result of these settlements, Mr. Greenebaum withdrew his appeals, effectively ending the litigation.

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

On June 13, 2006, June 22, 2006 and August 23, 2006, three shareholder derivative lawsuits were filed in United States District Court for the District of Massachusetts by New South Wales Treasury Corporation, as Trustee for the Alpha International Managers Trust, Frank C. Kalil and Don Holland, and Leslie Cramer, respectively. The lawsuits were filed against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties, waste of corporate assets, gross mismanagement and unjust enrichment in connection with the Company’s historical stock option granting practices. The lawsuits also named the Company as a nominal defendant. In December 2006, the court consolidated these three lawsuits and appointed New South Wales Treasury Corporation as the lead plaintiff. In February 2007, the plaintiffs filed an amended consolidated complaint. In February 2008, the court dismissed the complaint due to the plaintiffs’ failure to make a demand on the Company’s Board of Directors before initiating their lawsuits. The plaintiff elected not to appeal. As the dismissal is now final and unappealable, this effectively ended the litigation. In December 2007, the plaintiffs

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also made a demand on the Company’s Board of Directors. In May 2008, a special litigation committee of the Company’s Board of Directors refused the demand, concluding that it would not be in the best interest of the Company’s stockholders to pursue active litigation and that the Company should seek to settle any claims that it may have.

Mexico Litigation—One of the Company’s subsidiaries, SpectraSite Communications, Inc. (SCI), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was sold in 2002, prior to the Company’s merger with SCI’s parent in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for the Company is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have full jurisdiction over SCI. These decisions were appealed by the plaintiff, and in July 2008, they were reversed by an intermediate Mexican appellate court. In its decision, the intermediate appellate court identified potential damages of approximately $23.0 million. SCI appealed that ruling to a higher constitutional court in Mexico. In January 2009, the constitutional court ruled in SCI’s favor, remanding the case back to the intermediate appellate court for further proceedings. The intermediate appellate court is now reconsidering its original decision and the Company awaits its ruling. As such, the Company is unable to determine at this time whether any of that potential liability survives the decision by the constitutional court or estimate its share, if any, of that potential liability at this stage of the proceedings.

AT&T Transaction—SpectraSite entered into an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (AT&T), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the Securitization. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SpectraSite has the option to purchase the sites subject to the lease or sublease upon their expiration. Each of the towers is assigned into an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $375.4 million as of December 31, 2008, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by SpectraSite at the expiration of the lease or sublease, AT&T has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the CPI.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL (which completed its merger with Verizon Wireless in January 2009) to acquire communications towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase these towers at the expiration of the sublease period, which will occur between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the sublease period. The aggregate purchase option price for the subleased towers was approximately $60.5 million as of December 31, 2008. At ALLTEL’s option, at the expiration of the sublease period the purchase price will be payable in cash or with 769 shares of the Company’s Common Stock per tower.

Guarantees and Indemnifications—The Company complies with the liability and measurement provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interpretation No. 34.” The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements, but do not guaranty future performance. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in duration and/or amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2008, is not aware of any agreements that could result in a material payment.

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

17.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and non-cash investing and financing activities for the years ended December 31 are as follows (in thousands):

	December 31,
	2008	2007	2006
Supplemental cash flow information:
Cash paid during the period for interest	$248,551	$236,389	$202,730
Cash paid (received) during the period for income taxes (net of refunds)	35,062	(29,034)	26,474
Non-cash investing and financing activities:
Conversion of convertible notes (excluding loss on retirement)	198,545	88,085	44,076
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	(5,593)	(1,474)	(4,532)
Capital leases	1,439	1,639	1,127
Surrender of options as payment for liability	—	—	1,305

18.    BUSINESS SEGMENTS

As of December 31, 2008, the Company operates in two business segments: rental and management and network development services. The rental and management segment provides for the leasing and subleasing of antenna sites on multi-tenant towers and other properties for a diverse range of customers primarily in the wireless communications and broadcast industries. Through its network development services segment, the Company offers tower-related services in the United States, including site acquisition, zoning and permitting services and structural analysis services which directly support the Company’s site leasing business and the addition of new tenants and equipment on its sites.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies applied in compiling the segment information below are similar to those described in note 1. In evaluating financial performance, management focuses on segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and impairments, net loss on sale of long-lived assets, restructuring and merger related expense. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the rental and management segment operating profit and segment gross margin also include interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), minority interest in net earnings of subsidiaries, income (loss) on equity method investments, income taxes and discontinued operations.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments as of and for the years ended December 31, 2008, 2007 and 2006 is shown in the tables below. The Other column below represents amounts excluded from specific segments, such as stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; impairments, net loss on sale of long-lived assets, restructuring and merger related expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as well as reconciles segment operating profit to income (loss) before income taxes, minority interest and income (loss) on equity method investments. Rental and management segment gross margin for the years ended December 31, 2008, 2007 and 2006 includes non-cash straight-line revenue of $50.4 million, $69.7 million and $58.3 million, respectively and non-cash straight-line expense of $27.6 million, $26.7 million and $26.8 million, respectively.

	Rental and Management	Network Development Services	Other	Total
	(in thousands)
Year Ended December 31, 2008
Segment revenues	$1,547,035	$46,469		$1,593,504
Segment operating expenses	363,024	26,831		389,855
Interest income, TV Azteca, net	14,253			14,253

Segment gross margin	$1,198,264	$19,638		$1,217,902

Segment selling, general, administrative and development expenses	68,104	4,351		72,455

Segment operating profit	$1,130,160	$15,287		$1,145,447

Other selling, general, administrative and development expenses			$107,919	107,919
Depreciation, amortization and accretion	395,974	2,511	6,847	405,332
Other expenses (principally interest expense)			260,276	260,276

Income (loss) before income taxes, minority interest and income on equity method investments	$734,186	$12,776	$(375,042)	$371,920

Capital expenditures	$235,625	$2,287	$5,572	$243,484

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Rental and Management	Network Development Services	Other	Total
	(in thousands)
Year Ended December 31, 2007
Segment revenues	$1,425,975	$30,619		$1,456,594
Segment operating expenses	343,450	16,172		359,622
Interest income, TV Azteca, net	14,207			14,207

Segment gross margin	$1,096,732	$14,447		$1,111,179

Segment selling, general, administrative and development expenses	65,920	3,726		69,646

Segment operating profit	$1,030,812	$10,721		$1,041,533

Other selling, general, administrative and development expenses			$116,837	116,837
Depreciation, amortization and accretion	514,486	2,168	6,274	522,928
Other expenses (principally interest expense)			248,928	248,928

Income (loss) before income taxes, minority interest and income on equity method investments	$516,326	$8,553	$(372,039)	$152,840

Capital expenditures	$139,569	$2,115	$12,697	$154,381

	Rental and Management	Network Development Services	Other	Total
	(in thousands)
Year Ended December 31, 2006
Segment revenues	$1,294,068	$23,317		$1,317,385
Segment operating expenses	332,246	11,291		343,537
Interest income, TV Azteca, net	14,208			14,208

Segment gross margin	$976,030	$12,026		$988,056

Segment selling, general, administrative and development expenses	61,113	4,975		66,088

Segment operating profit	$914,917	$7,051		$921,968

Other selling, general, administrative and development expenses			$93,236	93,236
Depreciation, amortization and accretion	517,857	1,537	8,657	528,051
Other expenses (principally interest expense)			229,817	229,817

Income (loss) before income taxes, minority interest and income on equity method investments	$397,060	$5,514	$(331,710)	$70,864

Capital expenditures	$120,537	$1,561	$5,000	$127,098

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information relating to the Company’s operating segments is as follows (in thousands):

	Total Assets
	2008	2007
Rental and Management	$7,398,877	$7,398,581
Network Development Services	35,618	30,263
Other	777,170	701,613

	$8,211,665	$8,130,457

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

Summarized geographical information related to the Company’s operating revenues and long-lived assets (property and equipment, net, goodwill and other intangible assets, net) as of and for the years ended December 31 is as follows (in thousands):

	December 31,
	2008	2007	2006
Operating Revenues:
United States	$1,366,685	$1,268,316	$1,147,787
International:
Mexico	155,321	134,800	125,694
Brazil	71,001	53,478	43,904
India	497	—	—

Total International	226,819	188,278	169,598

Total operating revenues	$1,593,504	$1,456,594	$1,317,385

	December 31,
	2008	2007
Long-Lived Assets:
United States	$6,339,947	$6,551,024
International:
Mexico	327,398	319,769
Brazil	98,471	49,139
India	9,208	—

Total International	435,077	368,908

Total long-lived assets	$6,775,024	$6,919,932

For the year ended December 31, 2008, three customers within the rental and management and network development services segments accounted for 10% or more of the Company’s consolidated operating revenues: AT&T Mobility, which accounted for approximately 20% of revenues, Sprint Nextel, which accounted for approximately 19% of revenues and Verizon Wireless and ALLTEL, which completed their merger in January 2009, accounted for approximately 11% and 5%, respectively, of revenues.

For the year ended December 31, 2007, three customers within the rental and management and network development services segments accounted for 10% or more of the Company’s consolidated operating revenues: AT&T Mobility, which accounted for approximately 21% of revenues, Sprint Nextel, which accounted for

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately 20% of revenues (including Sprint Nextel partners and affiliates), and Verizon Wireless, which accounted for approximately 11% of revenues.

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

19.    RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the years ended December 31, 2008, 2007 and 2006.

During the year ended December 31, 2006, the Company purchased a 9.3% minority interest in ATC South America Holding Corp (ATC South America), and as a result, the Company owns 100% of ATC South America. The Company purchased this interest in ATC South America from certain employees, including Mr. Gearon, the Company’s former Vice Chairman and President of American Tower International, and William H. Hess, an executive officer of the Company, who initially acquired their interests through investment in ATC South America and pursuant to stock options granted under ATC South America’s stock option plan (ATC South America Plan).

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2008 and 2007 is as follows (in thousands, except per share data):

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2008:
Operating revenues	$382,184	$393,728	$409,268	$408,324	$1,593,504
Cost of operations (1)	90,558	96,874	103,857	98,566	389,855
Operating income	144,856	154,790	154,367	152,741	606,754
Net income (2)	42,155	158,786	60,466	85,839	347,246
Basic net income per common share	$0.11	$0.40	$0.15	$0.22	$0.88
Diluted net income per common share	$0.10	$0.38	$0.15	$0.21	$0.84

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2007:
Operating revenues	$352,474	$358,423	$367,585	$378,112	$1,456,594
Cost of operations (1)	87,283	90,042	88,777	93,520	359,622
Operating income	86,110	93,296	98,491	100,466	378,363
Net income (loss)	22,228	(19,991)	59,628	(5,549)	56,316
Basic net income (loss) per common share	$0.05	$(0.05)	$0.15	$(0.01)	$0.14
Diluted net income (loss) per common share	$0.05	$(0.05)	$0.14	$(0.01)	$0.13

(1)	Represents operating expenses, exclusive of depreciation, amortization and accretion, selling, general, administrative and development expense, and impairments, net loss on sale of long-lived assets, restructuring and merger related expense.
(2)	The three months ended June 30, 2008, includes an income tax benefit of $110.1 million related to losses associated with our investment in Verestar as income from discontinued operations.

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

The exhibits below are included, either by being filed herewith or by incorporation by reference, as part of this Annual Report on Form 10-K. Exhibits are identified according to the number assigned to them in Item 601 of SEC Regulation S-K. Documents that are incorporated by reference are identified by their Exhibit number as set forth in the filing from which they are incorporated by reference. The filings of the Registrant from which various exhibits are incorporated by reference into this Annual Report are indicated by parenthetical numbering which corresponds to the following key:

(1)	Registration Statement on Form S-3 (File No. 333-89345) filed on October 20, 1999;

(2)	Current Report on Form 8-K (File No. 001-14195) filed on February 24, 2000;

(3)	Annual Report on Form 10-K (File No. 001-14195) filed on March 29, 2000;

(4)	Annual Report on Form 10-K (File No. 001-14195) filed on April 2, 2001;

(5)	Quarterly Report on Form 10-Q (File No. 001-14195) filed August 14, 2001;

(6)	Annual Report on Form 10-K (File No. 001-14195) filed on March 24, 2003;

(7)	Registration Statement on Form S-4 (File No. 333-111952) filed on January 15, 2004;

(8)	Annual Report on Form 10-K (File No. 001-14195) filed on March 12, 2004;

(9)	Quarterly Report on Form 10-Q (File No. 001-14195) filed August 9, 2004;

(10)	Registration Statement on Form S-3 (File No. 333-119162) filed on September 21, 2004;

(11)	Current Report on Form 8-K (File No. 001-14195) filed on October 5, 2004;

(12)	Current Report on Form 8-K (File No. 001-14195) filed on December 6, 2004;

(13)	Current Report on Form 8-K (File No. 001-14195) filed on May 5, 2005;

(14)	Registration Statement on Form S-4 (File No. 333-125328) filed on May 27, 2005;

(15)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 9, 2005;

(16)	Annual Report on Form 10-K (File No. 001-14195) filed on March 15, 2006;

(17)	Tender Offer Statement on Schedule TO (File No. 005-55211) filed on November 29, 2006;

(18)	Definitive Proxy Statement on Schedule 14A (File No. 001-14195) filed on March 22, 2007;

(19)	Current Report on Form 8-K (File No. 001-14195) filed on May 22, 2007;

(20)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 7, 2007;

(21)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 9, 2007;

(22)	Annual Report on Form 10-K (File No. 001-14195) filed on March 14, 2008;

(23)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 8, 2008;

(24)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 6, 2008;

(25)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 6, 2008; and

(26)	Current Report on Form 8-K (File No. 001-14195) filed on February 26, 2009.

Exhibit No.	Description of Document	Exhibit File No.
2	Agreement and Plan of Merger by and among American Tower Corporation, Asteroid Merger Sub, LLC and SpectraSite, Inc., dated as of May 3, 2005	2(13)

3.1	Amended and Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on August 8, 2005	Annex E (14)

3.2	By-Laws, as amended February 25, 2009, of the Company	3.1(26)

4.1	Indenture, dated as of October 4, 1999, by and between the Company and The Bank of New York, as Trustee, for the 2.25% Convertible Notes due 2009, including the form of 2.25% Convertible Note	4.2(1)

4.2	Indenture, dated as of February 15, 2000, by and between the Company and The Bank of New York, as Trustee, for the 5.0% Convertible Notes due 2010, including the form of 5.0% Convertible Note	4.1(2)

4.3	Indenture, dated as of November 18, 2003, by and among ATI, the Guarantors named therein and The Bank of New York, as Trustee, for the 7.25% Senior Subordinated Notes due 2011, including the form of 7.25% Senior Subordinated Note	4.6(7)

4.4	Supplemental Indenture, dated as of May 7, 2007, among ATI, the Guarantors named therein and The Bank of New York, as Trustee, supplementing the indenture for the 7.25% Senior Subordinated Notes Due 2011, dated as of November 18, 2003	10.5(20)

4.5	Indenture, dated as of February 4, 2004, by and between the Company and The Bank of New York, as Trustee, for the 7.50% Senior Notes due 2012, including the form of 7.50% Senior Note	4.8(8)

4.6	Indenture, dated as of August 20, 2004, by and between the Company and The Bank of New York, as Trustee, for the 3.00% Convertible Notes Due August 15, 2012, including the form of 3.00% Convertible Note	4.3(10)

4.7	Indenture, dated as of October 5, 2004, by and between the Company and The Bank of New York, as Trustee, for the 7.125% Senior Notes Due 2012, including the form of 7.125% Senior Note	4.1(11)

4.8	Supplemental Indenture No. 1, dated as of December 6, 2004, by and between the Company and The Bank of New York, as Trustee, supplementing the indenture for the 7.125% Senior Notes Due 2012, dated as of October 5, 2004	4.1(12)

4.9	Warrant Agreement, dated as of February 10, 2003, by and between SpectraSite, Inc. and EquiServe Trust Company, N.A., as warrant agent (incorporated by reference from Exhibit 10.4 to the SpectraSite Holdings, Inc. Current Report on Form 8-K (File No. 000-27217) filed on February 11, 2003)	10.4

4.10	Amendment No.1 to Warrant Agreement, dated as of August 8, 2005, by and among American Tower Corporation, SpectraSite, Inc., The Bank of New York and EquiServe Trust Company, N.A.	4.2(15)

4.11	Indenture, dated as of October 1, 2007, by and between the Company and The Bank of New York, as Trustee, for the 7.00% Senior Notes due 2017, including the form of 7.00% Senior Note	10.2(21)

10.1	American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(1) (17)*

10.2	Form of Incentive Stock Option Agreement Pursuant to the American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(2) (17)*

Exhibit No.	Description of Document	Exhibit File No.
10.3	Form of Nonqualified Stock Option Agreement Pursuant to the American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(3) (17)*

10.4	Form of Amendment to Stock Option Agreements	(a)(1)(i) (17)*

10.5	American Tower Corporation 2000 Employee Stock Purchase Plan	10.18 (3)*

10.6	First Amendment to American Tower Corporation 2000 Employee Stock Purchase Plan, dated as of November 13, 2003	10.3(8)*

10.7	ATC South America Holding Corp. 2004 Stock Option Plan	10.2(9)*

10.8	2003 Equity Incentive Plan of SpectraSite, Inc. (incorporated by reference from Exhibit 10.6 to the SpectraSite Holdings, Inc. Current Report on Form 8-K (File No. 000-27217) filed on February 11, 2003)	10.6*

10.9	Amendment No. 1 to the 2003 Equity Incentive Plan of SpectraSite, Inc. (incorporated by reference from Exhibit 10.11 to the SpectraSite, Inc. Registration Statement on Form S-1 (File No. 333-112154) filed on February 2, 2004)	10.11*

10.10	American Tower Corporation 2007 Equity Incentive Plan	Annex A (18)*

10.11	Form of Notice of Grant of Incentive Stock Option and Option Agreement Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.2(19)*

10.12	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.3(19)*

10.13	Notice of Grant of Nonqualified Stock Option and Option Agreement (Non-Employee Director) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.4(19)*

10.14	Form of Restricted Stock Unit Agreement (U.S.) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.15(22)*

10.15	Form of Restricted Stock Unit Agreement (International) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.16(22)*

10.16	Stockholder/Optionee Agreement dated as of January 1, 2004 by and among ATC South America Holding Corp., American Tower Corporation, American Tower International, Inc., J. Michael Gearon, Jr. and the Persons who from time to time may execute a counterpart thereto	10.3(9)*

10.17	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.10(16)*

10.18	Amendment, dated August 6, 2008, to Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.1(24)*

10.19	Letter Agreement, dated as of August 22, 2001, by and between the Company and James D. Taiclet, Jr.	10.4(6)*

10.20	Letter Agreement, dated as of November 7, 2003, by and between the Company and Steven J. Moskowitz	10.10(8)*

10.21	Letter Agreement, dated as of November 7, 2003, by and between the Company and William H. Hess	10.11(8)*

Exhibit No.	Description of Document	Exhibit File No.
10.22	Letter Agreement, dated as of June 20, 2005, by and between the Company and Jean A. Bua	Filed herewith as Exhibit 10.22*

10.23	Letter Agreement, dated as of March 1, 2007, by and between the Company and Edmund DiSanto	10.23(22)*

10.24	Letter Agreement, dated as of November 7, 2003, by and between the Company and Bradley E. Singer	10.12(8)*

10.25	Amended and Restated Registration Rights Agreement, dated as of February 25, 1999, by and among the Company and each of the parties named therein	10.2(5)

10.26	Registration Rights Agreement, dated as of August 20, 2004, between the Company and Goldman, Sachs & Co., as Initial Purchaser with respect to the 3.00% Convertible Notes due 2012	4.4 (10)

10.27	Loan and Security Agreement, dated as of May 4, 2007, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and American Tower Depositor Sub, LLC, as Lender	10.1(20)

10.28	Management Agreement, dated as of May 4, 2007, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners and SpectraSite Communications, LLC, as Manager	10.2(20)

10.29	Cash Management Agreement, dated as of May 4, 2007, among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, American Tower Depositor Sub, LLC, as Lender, LaSalle Bank National Association, as Agent, and SpectraSite Communications, LLC, as Manager	10.3(20)

10.30	Trust and Servicing Agreement, dated as of May 4, 2007, among American Tower Depositor Sub, LLC, as Depositor, The Bank of New York, as Servicer, and LaSalle Bank National Association, as Trustee	10.4(20)

10.31	Loan Agreement, dated as of June 8, 2007, among the Company, as Borrower, JPMorgan Chase Bank, N.A. and The Toronto Dominion Bank, New York Branch, as Issuing Banks, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the several lenders that are parties thereto	10.6(20)

10.32	Registration Rights Agreement, dated as of October 1, 2007, by and among the Company and the Initial Purchasers named therein with respect to the 7.00% Senior Notes due 2017	10.3(21)

10.33	Lease and Sublease by and among ALLTEL Communications, Inc. and the other entities named therein and American Towers, Inc. and American Tower Corporation, dated , 2001	2.1(4)

10.34	Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated December 19, 2000	2.2(4)

10.35	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q (File No. 000-27217) filed on May 11, 2001)	10.2

Exhibit No.	Description of Document	Exhibit File No.
10.36	Notice of Incremental Facility Commitment, dated as of March 24, 2008	10.1(23)

10.37	Amendment to Lease and Sublease, dated September 30, 2008, by and between SpectraSite, LLC, American Tower Asset Sub II, LLC, SBC Wireless, LLC and SBC Tower Holdings LLC	10.2(25)**

10.38	Summary Compensation Information for Current Named Executive Officers (incorporated by reference from Item 5.02(e) of Current Report on Form 8-K (File No. 001-14195) filed on February 26, 2009)	*

10.39	Agreement with Steven Moskowitz, dated February 25, 2009	10.1(26)*

12	Statement Regarding Computation of Earnings to Fixed Charges	Filed herewith as Exhibit 12

21	Subsidiaries of the Company	Filed herewith as Exhibit 21

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certifications pursuant to 18 U.S.C. Section 1350	Filed herewith as Exhibit 32

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(a)(3).

**	The exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and are marked by an asterisk.