Form 10-Q
period 2009-03-31
AMERICAN TOWER CORP /MA/
filed 2009-05-08
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

116 Huntington Avenue

Boston, Massachusetts 02116

(Address of principal executive offices)

Telephone Number (617) 375-7500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of April 24, 2009, there were 397,694,874 shares of Class A Common Stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART 1.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$303,038	$143,077
Restricted cash	61,475	51,866
Short-term investments and available-for-sale securities	962	2,028
Accounts receivable, net of allowances	60,057	51,313
Prepaid and other current assets	70,180	61,415
Deferred income taxes	163,981	163,981

Total current assets	659,693	473,680

PROPERTY AND EQUIPMENT, net	3,003,215	3,022,636
GOODWILL	2,186,270	2,186,233
OTHER INTANGIBLE ASSETS, net	1,532,832	1,566,155
DEFERRED INCOME TAXES	349,446	381,428
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	594,414	581,533

TOTAL	$8,325,870	$8,211,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$144,268	$151,985
Accrued interest	47,994	28,635
Current portion of long-term obligations	1,527	1,837
Unearned revenue	125,519	120,188

Total current liabilities	319,308	302,645

LONG-TERM OBLIGATIONS	4,330,999	4,331,309
OTHER LONG-TERM LIABILITIES	593,493	583,232

Total liabilities	5,243,800	5,217,186

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 1,000,000,000 shares authorized, 469,263,097 and 468,513,843 shares issued, and 397,658,712 and 396,976,896 shares outstanding, respectively	4,692	4,685
Additional paid-in capital	8,139,915	8,109,224
Accumulated deficit	(2,297,526)	(2,356,127)
Accumulated other comprehensive loss	(19,896)	(20,031)
Treasury stock (71,604,385 and 71,536,947 shares at cost, respectively)	(2,748,265)	(2,746,429)

Total American Tower Corporation stockholders’ equity	3,078,920	2,991,322
Noncontrolling interest	3,150	3,157

Total stockholders’ equity	3,082,070	2,994,479

TOTAL	$8,325,870	$8,211,665

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
REVENUES:
Rental and management	$395,947	$373,983
Network development services	12,731	8,201

Total operating revenues	408,678	382,184

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	90,090	86,931
Network development services	7,615	3,627
Depreciation, amortization and accretion	99,868	97,072
Selling, general, administrative and development expense (including stock-based compensation expense of $24,338 and $16,264, respectively)	57,631	48,909
Other operating expenses	3,189	789

Total operating expenses	258,393	237,328

OPERATING INCOME	150,285	144,856

OTHER (EXPENSE) INCOME:
Interest income, TV Azteca, net of interest expense of $372 and $372, respectively	3,499	3,541
Interest income	499	963
Interest expense	(61,568)	(65,514)
Loss on retirement of long-term obligations	—	(25)
Other income (expense)	71	(778)

Total other expense	(57,499)	(61,813)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	92,786	83,043
Income tax provision	(37,107)	(40,801)
Income on equity method investments	10	5

INCOME FROM CONTINUING OPERATIONS	55,689	42,247
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX (PROVISION) BENEFIT OF $(1,930) and $10, RESPECTIVELY	3,070	(19)

NET INCOME	58,759	42,228
Net income attributable to noncontrolling interest	(158)	(73)

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	58,601	42,155

NET INCOME PER COMMON SHARE AMOUNTS:
BASIC:
Income from continuing operations attributable to American Tower Corporation	$0.14	$0.11
Income (loss) from discontinued operations attributable to American Tower Corporation	$0.01	$—

Net income attributable to American Tower Corporation	$0.15	$0.11

DILUTED:
Income from continuing operations attributable to American Tower Corporation	$0.14	$0.10
Income (loss) from discontinued operations attributable to American Tower Corporation	$0.01	$—

Net income attributable to American Tower Corporation	$0.15	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	397,180	397,128

DILUTED	408,250	421,622

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$58,759	$42,228
Stock-based compensation expense	24,338	16,264
Depreciation, amortization and accretion	99,868	97,072
Other non-cash items reflected in statements of operations	38,525	33,629
Increase in net deferred rent asset	(2,717)	(7,728)
(Increase) decrease in restricted cash	(9,609)	1,238
Increase in assets	(23,367)	(9,187)
Increase in liabilities	19,941	8,866

Cash provided by operating activities	205,738	182,382

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(49,627)	(44,625)
Payments for acquisitions	(1,145)	(28,312)
Proceeds from sale of available-for-sale securities and other long-term assets	1,144	2,136
Deposits, restricted cash and investments	1,120	2,070

Cash used for investing activities	(48,508)	(68,731)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Borrowings under credit facilities	—	475,000
Repayments of notes payable, credit facilities and capital leases	(1,155)	(325,640)
Purchases of Class A common stock	(4,661)	(182,750)
Proceeds from stock options, warrants and stock purchase plan	8,898	11,644
Deferred financing costs and other financing activities	(99)	(3,395)

Cash provided by (used for) financing activities	2,983	(25,141)

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(252)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	159,961	88,510
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	143,077	33,123

CASH AND CASH EQUIVALENTS, END OF PERIOD	$303,038	$121,633

CASH PAID FOR INCOME TAXES	$7,494	$11,720

CASH PAID FOR INTEREST	$39,111	$46,300

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—Unaudited

(In thousands, except share data)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity	Total Comprehensive Income(Loss)
	Issued Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2007	452,759,969	$4,527	(53,241,427)	$(2,047,818)	$7,772,382	$(3,626)	$(2,703,373)	$3,342	$3,025,434

Stock option activity	737,697	7			28,558				28,565
Issuance of vested restricted stock, net of employee withholdings tax									—
Issuance of common stock upon exercise of warrants	264,138	3			57				60
Issuance of common stock – Stock Purchase Plan									—
Treasury stock activity			(4,495,056)	(172,099)					(172,099)
Net change in fair value of cash flow hedges, net of tax						(7,411)			(7,411)	(7,411)
Net realized gain on cash flow hedges, net of tax						30			30	30
Net unrealized loss on available-for-sale securities, net of tax						(130)			(130)	(130)
Convertible notes exchanged for common stock	242	—			5				5
Foreign currency translation adjustment									—
Distributions to noncontrolling interest								(138)	(138)
Net income							42,155	73	42,228	42,228

Total comprehensive income										$34,717

BALANCE, MARCH 31, 2008	453,762,046	$4,537	(57,736,483)	$(2,219,917)	$7,801,002	$(11,137)	$(2,661,218)	$3,277	$2,916,544

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity	Total Comprehensive Income(Loss)
	Issued Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2008	468,513,843	$4,685	(71,536,947)	$(2,746,429)	$8,109,224	$(20,031)	$(2,356,127)	$3,157	$2,994,479

Stock option activity	563,508	5			33,192				33,197
Issuance of vested restricted stock, net of employee withholdings tax	177,173	2			(2,539)				(2,537)
Issuance of common stock upon exercise of warrants	8,573	—			38				38
Issuance of common stock – Stock Purchase Plan									—
Treasury stock activity			(67,438)	(1,836)					(1,836)
Net change in fair value of cash flow hedges, net of tax						300			300	300
Net realized gain on cash flow hedges, net of tax						29			29	29
Net unrealized loss on available-for-sale securities, net of tax						9			9	9
Convertible notes exchanged for common stock									—
Foreign currency translation adjustment						(203)			(203)	(203)
Distributions to noncontrolling interest								(165)	(165)
Net income							58,601	158	58,759	58,759

Total comprehensive income										$58,894

BALANCE, MARCH 31, 2009	469,263,097	$4,692	(71,604,385)	$(2,748,265)	$8,139,915	$(19,896)	$(2,297,526)	$3,150	$3,082,070

See accompanying notes to unaudited condensed consolidated financial statements.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes that all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and results of operations for such periods have been included. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Recently Adopted Accounting Pronouncements—In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. Among other items, SFAS No. 141R changes the accounting for acquisitions by eliminating the step acquisition model, providing that contingent consideration be recognized at the time of acquisition (instead of being recognized when it is probable), disallowing the capitalization of transaction costs, and changing when restructurings related to acquisitions can be recognized. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R was effective for the Company as of January 1, 2009. Approximately $1.2 million of transaction costs previously capitalized in notes receivable and other long-term assets was expensed upon adoption of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS No. 160). Among other items, SFAS No. 160 establishes consolidating parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 was effective for the Company as of January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated results of operations and financial position. However, the Company has adjusted its presentation of noncontrolling interest in the condensed consolidated financial statements in order to comply with the disclosure requirements provided by SFAS No. 160.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2. FSP 157-2 delayed the effective date of SFAS No. 157 “Fair Value Measurements” (SFAS No. 157) to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis (that is, at least annually). The adoption of FSP 157-2 had no impact on the Company’s condensed consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). Among other items, this statement changes disclosure requirements and requires entities to provide enhanced disclosures about how and why entities use derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” and related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 was effective for the Company as of January 1, 2009. Beginning with the Company’s Quarterly Report for the quarter ended March 31, 2009, the Company has included additional disclosures regarding its derivative instruments in order to comply with the provisions of SFAS No. 161 (see note 5). The adoption of SFAS No. 161 had no impact on the Company’s condensed consolidated results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 was effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 had no impact on the Company’s condensed consolidated results of operations or financial position.

2.	Short-Term Investments and Available-For-Sale Securities

As of March 31, 2009, short-term investments and available-for-sale securities included government bonds of approximately $0.9 million, whose original maturities were in excess of three months, and approximately $0.1 million of available-for-sale securities.

3.	Goodwill and Other Intangible Assets

The Company’s net carrying amount of goodwill was approximately $2.2 billion as of March 31, 2009 and December 31, 2008, all of which related to its rental and management segment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company’s intangible assets subject to amortization consist of the following:

	Estimated Useful Lives	March 31, 2009	December 31, 2008
	(years)	(in thousands)
Acquired network location (1)	20	$1,055,068	$1,055,313
Acquired customer base	15	737,724	737,108
Acquired customer relationships	20	775,000	775,000
Deferred financing costs (2)	N/A	73,927	73,993
Acquired licenses and other intangibles	5-15	21,574	21,574
Economic Rights, TV Azteca	70	30,292	30,292

Total		2,693,585	2,693,280
Less accumulated amortization		(1,160,753)	(1,127,125)

Other intangible assets, net		$1,532,832	$1,566,155

(1)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease or 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(2)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate. This amortization is included in interest expense, rather than in amortization of intangibles.

The Company amortizes these intangibles on a straight-line basis. As of March 31, 2009, the weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 4 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, was approximately 11 years. Amortization of intangible assets for the three months ended March 31, 2009 was approximately $32.1 million (excluding amortization of deferred financing costs, which is included in interest expense).

4.	Financing Transactions

Revolving Credit Facility and Term Loan—As of March 31, 2009, the Company had $750.0 million outstanding under its $1.25 billion senior unsecured revolving credit facility (Revolving Credit Facility) and had approximately $4.8 million of undrawn letters of credit outstanding. In March 2008, the Company increased its borrowing capacity under the Revolving Credit Facility by adding $325.0 million of term loan commitments (Term Loan). As of March 31, 2009, the Term Loan was fully drawn. The Company continues to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course.

Stock Repurchase Program—During the three months ended March 31, 2009, the Company repurchased an aggregate of approximately 0.1 million shares of its Class A common stock (Common Stock) for an aggregate of $1.8 million, including commissions and fees, pursuant to its $1.5 billion stock repurchase program approved by the Company’s Board of Directors in February 2008 (2008 Buyback).

Under the 2008 Buyback, the Company is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, the Company purchases its Common Stock pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which allows the Company to repurchase shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. In the near term, the Company expects to fund any further repurchases of its Common Stock through a combination of cash on hand, cash

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

generated by operations and borrowings under its Revolving Credit Facility. Purchases under the 2008 Buyback are subject to the Company having available cash to fund repurchases.

5.	Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed through the use of derivative instruments is interest rate risk. The Company enters into interest rate protection agreements to manage exposure on the variable rate debt under its credit facilities and to manage variability in cash flows relating to forecasted interest payments. Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s credit risk exposure is limited to the current value of the contract at the time the counterparty fails to perform. The Company believes its contracts as of March 31, 2009 are with creditworthy institutions.

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

As of March 31, 2009, the Company held fifteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $775.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011. The Company utilizes these interest rate swap agreements to manage its exposure to variability in cash flows relating to forecasted interest payments under its Revolving Credit Facility and its Term Loan. As of March 31, 2009, the carrying amounts of the Company’s derivative financial instruments, along with the estimated fair values of the related liabilities are as follows (in thousands):

	Balance Sheet Location	Notional Amount	Carrying Amount and Fair Value
Liabilities:
Interest rate swap agreements	Other long-term liabilities	$775,000	$26,132

During the three months ended March 31, 2009, the interest rate swap agreements held by the Company had the following impact on other comprehensive income (OCI) included in the condensed consolidated balance sheet and on the condensed consolidated statement of operations:

Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(3,578)	Interest expense	$(3,278)	N/A	N/A

6.	Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis—Assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, consists of the following (in thousands):

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments and available-for-sale securities (1)	$962			$962

Liabilities:
Interest rate swap agreements (2)		$26,132		$26,132

(1)	Consists of available-for-sale securities traded on active markets as well as certain Brazilian Treasury securities that are highly liquid and are actively traded in over-the-counter markets.
(2)	Consists of interest rate swap agreements based on the London Interbank Offering Rate (LIBOR) swap rate whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

The fair value of the Company’s interest rate swap agreements recorded as liabilities is included in other long-term liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2009. Fair valuations of the Company’s interest rate swap agreements reflect the value of the instrument including the values associated with counterparty risk. With the issuance of SFAS No. 157, these values must also take into account the Company’s own credit standing. As a result, the Company must include in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract.

Items Measured at Fair Value on a Nonrecurring Basis—The Company’s long-lived assets, intangibles and goodwill are measured at fair value on a nonrecurring basis. During the three months ended March 31, 2009, the Company did not record any changes to the fair value of these assets as a result of impairment.

7.	Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

As of March 31, 2009 and December 31, 2008, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $47.8 million. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 11 to the Company’s consolidated financial statements

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $10.0 million.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (FIN 48), the Company recorded penalties and tax-related interest expense during the three months ended March 31, 2009 and 2008 of $1.2 million and $1.6 million, respectively. As of March 31, 2009 and December 31, 2008, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the condensed consolidated balance sheets was $29.2 million and $29.1 million, respectively. In accordance with FIN 48, the Company also recorded a $0.2 million increase in the amount of unrecognized tax benefits related to uncertain tax positions during the three months ended March 31, 2009, which is reflected as a reduction to the deferred income tax asset in the condensed consolidated balance sheets.

The Company files numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. As a result of the Company’s ability to carry forward federal and state net operating losses, the applicable tax years remain open to examination until three years after the applicable loss carry forwards have been used or expired. The Company is currently in the final stages of the U.S. federal income tax examinations for tax years 2004 and 2005. Additionally, it is subject to examinations in various U.S. state jurisdictions for certain tax years.

8.	Stock-Based Compensation

The Company recognized stock-based compensation expense during the three months ended March 31, 2009 and 2008 of approximately $24.3 million and $16.3 million, respectively. Stock-based compensation expense for the three months ended March 31, 2009 includes $6.6 million related to the modification of certain stock option awards for one member of senior management who terminated his employment agreement. The Company did not capitalize any stock-based compensation during the three months ended March 31, 2009 and 2008.

Stock Options—During the three months ended March 31, 2009, the Company granted stock options to purchase 1.5 million shares of its Common Stock pursuant to its 2007 Equity Incentive Plan (2007 Plan).

The following table summarizes the Company’s option activity for the three months ended March 31, 2009:

Number of Options
Outstanding as of January 1, 2009	13,185,866
Granted	1,479,839
Exercised	(563,508)
Forfeited	(103,299)

Outstanding as of March 31, 2009	13,998,898

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to determine the grant date fair value for options granted during the three months ended March 31, 2009:

Range of risk-free interest rate	1.57% - 1.73%
Weighted average risk-free interest rate	1.73%
Expected life of option grants	4.00 years
Range of expected volatility of underlying stock price	36.16% - 36.23%
Weighted average expected volatility of underlying stock price	36.23%
Expected annual dividends	N/A

As of March 31, 2009, total unrecognized compensation expense related to unvested stock options was $58.7 million, and is expected to be recognized over a weighted average period of approximately two years. A summary of weighted average grant date fair value and fair value of options vested during the three months ended March 31, 2009 is as follows:

Weighted average grant date fair value per share	$8.74
Weighted average fair value of options vested (in millions)	$29.8

Restricted Stock Units—During the three months ended March 31, 2009, the Company granted restricted stock units with respect to 1.2 million shares of its Common Stock pursuant to the 2007 Plan.

The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2009:

Number of Units
Outstanding as of January 1, 2009	1,138,268
Granted	1,216,255
Vested	(278,841)
Forfeited	(21,052)

Outstanding as of March 31, 2009	2,054,630

The total fair value of the restricted stock units that vested during the three months ended March 31, 2009 was $10.3 million. As of March 31, 2009, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan was $57.7 million, and is expected to be recognized over a weighted average period of approximately four years.

Employee Stock Purchase Plan—The Company also maintains an employee stock purchase plan for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year, and accordingly no shares were purchased by employees during the three months ended March 31, 2009.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

9.	Earnings per Common Share

Basic income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options and warrants as determined under the treasury stock method and upon conversion of the Company’s convertible notes, as determined under the if-converted method.

For the three months ended March 31, 2009 and 2008, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 1.2 million, and shares issuable upon exercise of the Company’s stock options and share based awards of 10.4 million and 6.4 million, respectively, as the effect would be anti-dilutive.

The following table sets forth basic and diluted income from continuing operations per common share computational data for the three months ended March 31, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Income from continuing operations attributable to American Tower Corporation	$55,531	$42,174

Effect of convertible notes	747	1,722

Income available to common shareholders, as adjusted for diluted earnings	$56,278	$43,896

Basic weighted average common shares outstanding	397,180	397,128
Dilutive securities:
Stock options, warrants and convertible notes	11,070	24,494

Diluted weighted average common shares outstanding	408,250	421,622

Basic income from continuing operations attributable to American Tower Corporation per common share	$0.14	$0 .11

Diluted income from continuing operations attributable to American Tower Corporation per common share	$0.14	$0.10

10.	Commitments and Contingencies

Legal and Governmental Proceedings Related to Review of Stock Option Granting Practices and Related Accounting—During the year ended December 31, 2006, the Company received a letter of informal inquiry from the SEC Division of Enforcement, a subpoena from the United States Attorney’s Office for the Eastern District of New York, and an Information Document Request from the Internal Revenue Service (IRS), each requesting documents and other information related to Company stock option grants and stock option practices. In addition, in August 2007, the Company received a request for information from the Department of Labor (DOL) with respect to the Company’s retirement savings plan, including documents related to Company stock option grants and the Company’s historical stock option administrative practices. The Company has become aware that a former officer of the Company has received and responded to a “Wells” notice from the SEC which affords such individual the opportunity to make a submission to the SEC with respect to contemplated civil enforcement

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

recommendations against such individual for certain violations of the federal securities laws. In September 2008, the DOL concluded its review and advised the Company that no action would be taken. The reviews being conducted by the SEC, the U.S. Attorney’s Office and the IRS remain ongoing, and the Company continues to cooperate on these matters. For more information, see note 16 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company was subject to a securities class action relating to its historical stock option granting practices and related accounting. On May 26, 2006, a purported securities class action was filed by John S. Greenebaum in United States District Court for the District of Massachusetts against the Company and certain of its current officers for monetary relief. Specifically, the complaint named the Company, James D. Taiclet, Jr. and Bradley E. Singer as defendants and alleged that the defendants violated federal securities laws in connection with public statements made relating to the Company’s stock option practices and related accounting. The complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In December 2006, the court appointed the Steamship Trade Association-International Longshoreman’s Association Pension Fund as the lead plaintiff. In March 2007, plaintiffs filed an amended consolidated complaint, which included additional current and former officers and directors of the Company as defendants. In December 2007, the Company reached a settlement in principle regarding the securities class action. The settlement, which was preliminarily approved by the court in February 2008, provided for a payment by the Company of $14.0 million and the dismissal of all claims against all defendants in the litigation. The Company paid $250,000 of the settlement amount to an escrow account controlled by the plaintiffs during the quarter ended March 31, 2008. In April 2008, the Company paid the remaining settlement amount of $13.8 million into escrow and received $12.5 million in insurance proceeds. In May 2008, the original plaintiff, Mr. Greenebaum, filed an objection to the settlement. Following a hearing in June 2008, the Court dismissed Mr. Greenebaum’s objection and approved the settlement. In July 2008, Mr. Greenebaum filed an untimely request to opt-out of the settlement class certified by the Court, which the Court denied in August 2008. Mr. Greenebaum filed a notice of appeal of the Court’s final order approving the settlement agreement and of the Court’s decision denying his untimely request to opt out of the settlement class. In December 2008, the Company entered into a settlement agreement with Mr. Greenebaum providing for payment by the Company of $5,000, which the Court approved in January 2009. In January 2009, the lead plaintiff also entered into a settlement agreement with Mr. Greenebaum. As a result of these settlements, Mr. Greenebaum withdrew his appeals, effectively ending the litigation.

On May 24, 2006 and June 14, 2006, two shareholder derivative lawsuits were filed in Suffolk County Superior Court in Massachusetts by Eric Johnston and Robert L. Garber, respectively. The lawsuits were filed against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties and unjust enrichment in connection with the Company’s historical stock option granting practices. The lawsuits also named the Company as a nominal defendant. The lawsuits sought to recover the damages sustained by the Company and disgorgement of all profits received with respect to the alleged backdated stock options. In October 2006, these two lawsuits were consolidated, and in October 2007, the court dismissed the complaint, without leave to amend, due to the plaintiffs’ failure to make a demand upon the Company’s Board of Directors before initiating their lawsuits. In December 2007, the plaintiffs filed an appeal of that decision to the Massachusetts Court of Appeals, and in April 2008, the Company filed a motion to dismiss the appeal as moot. In June 2008, the Massachusetts Supreme Judicial Court elected, on its own motion, to hear the appeal, and in April 2009, affirmed the judgment dismissing the complaint without leave to amend due to failure to adequately establish demand futility and dismissed the complaint with prejudice.

Mexico Litigation—One of the Company’s subsidiaries, SpectraSite Communications, Inc. (SCI), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was sold in 2002, prior to the Company’s merger with SCI’s parent in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Company is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have full jurisdiction over SCI. These decisions were appealed by the plaintiff, and in July 2008, they were reversed by an intermediate Mexican appellate court. In its decision, the intermediate appellate court identified potential damages of approximately $23.0 million. SCI appealed that ruling to a higher constitutional court in Mexico. In January 2009, the constitutional court ruled in SCI’s favor, remanding the case back to the intermediate appellate court for further proceedings. In March 2009, the intermediate appellate court issued its decision, which reasserts jurisdiction and reimposes liability on SCI. In April 2009, SCI filed an appeal of this decision to the higher constitutional court, as permitted under Mexican law, on the grounds that the decision of the intermediate appellate court is inconsistent with the January 2009 ruling of the higher constitutional court and Mexican law. As such, the Company is unable to estimate its share, if any, of potential liability at this stage of the proceedings.

AT&T Transaction—SpectraSite entered into an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (AT&T), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SpectraSite has the option to purchase the sites subject to the lease or sublease upon their expiration. Each of the towers is assigned into an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $384.4 million as of March 31, 2009, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by SpectraSite at the expiration of the lease or sublease, AT&T has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL (which completed its merger with Verizon Wireless in January 2009) to acquire communications towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase these towers at the expiration of the sublease period, which will occur between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the sublease period. The aggregate purchase option price for the subleased towers was approximately $60.5 million as of March 31, 2009. At ALLTEL’s option, at the expiration of the sublease period the purchase price will be payable in cash or with 769 shares of the Company’s Common Stock per tower.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

11.	Business Segments

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

The accounting policies applied in compiling segment information below are similar to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In evaluating financial performance, management focuses on segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expenses. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the rental and management segment operating profit and segment gross margin also include interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other (expense) income, minority interest in net earnings of subsidiaries, income on equity method investments, income taxes and discontinued operations.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2009 and 2008 is shown in the table below. The Other column below represents amounts excluded from specific segments, such as stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; other operating expenses; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as well as reconciles segment operating profit to income before income taxes, minority interest and income on equity method investments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Three months ended March 31,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2009
Segment revenues	$395,947	$12,731		$408,678
Segment operating expenses	90,090	7,615		97,705
Interest income, TV Azteca, net	3,499			3,499

Segment gross margin	309,356	5,116		314,472

Segment selling, general, administrative and development expenses	17,644	1,535		19,179

Segment operating profit	$291,712	$3,581		$295,293

Other selling, general, administrative and development expense			$38,452	38,452
Depreciation, amortization and accretion	$97,381	$666	1,821	99,868
Other expenses (principally interest expense)			64,187	64,187

Income from continuing operations before income taxes and income on equity method investments				$92,786

Three months ended March 31,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2008
Segment revenues	$373,983	$8,201		$382,184
Segment operating expenses	86,931	3,627		90,558
Interest income, TV Azteca, net	3,541			3,541

Segment gross margin	290,593	4,574		295,167

Segment selling, general, administrative and development expenses	16,386	1,312		17,698

Segment operating profit	$274,207	$3,262		$277,469

Other selling, general, administrative and development expense			$31,211	31,211
Depreciation, amortization and accretion	$94,962	$641	1,469	97,072
Other expenses (principally interest expense)			66,143	66,143

Income from continuing operations before income taxes and income on equity method investments				$83,043

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” beginning on page 45 of our Annual Report on Form 10-K for the year ended December 31, 2008, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a leading wireless and broadcast communications infrastructure company with a portfolio of over 23,900 communications sites, including wireless communications towers, broadcast communications towers and distributed antenna system (“DAS”) networks. Our portfolio of wireless and broadcast tower sites consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of March 31, 2009, approximately 19,600 sites in the United States and approximately 4,200 in Mexico, Brazil and India. Our portfolio also includes approximately 170 DAS networks that we operate in malls, casinos and other in-building applications in the United States and Mexico. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners in the United States, Mexico and Brazil. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. This segment of our business, which we refer to as our rental and management segment, accounted for approximately 97% of our total revenues for the three months ended March 31, 2009.

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

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment gross margin and segment operating profit as a means to measure operating performance in these business segments. We define segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expenses. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the rental and management segment also include interest income, TV Azteca, net (see note 11 to our condensed consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), income attributable to noncontrolling interest, income on equity method investments, income taxes and discontinued operations.

Results of Operations

Three Months Ended March 31, 2009 and 2008 (dollars in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
REVENUES:
Rental and management	$395,947	$373,983	$21,964	6%
Network development services	12,731	8,201	4,530	55

Total revenues	408,678	382,184	26,494	7

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	90,090	86,931	3,159	4
Network development services	7,615	3,627	3,988	110
Depreciation, amortization and accretion	99,868	97,072	2,796	3
Selling, general, administrative and development expense (including stock-based compensation expense of $24,338 and $16,264, respectively)	57,631	48,909	8,722	18
Other operating expenses	3,189	789	2,400	304

Total operating expenses	258,393	237,328	21,065	9

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	3,499	3,541	(42)	(1)
Interest income	499	963	(464)	(48)
Interest expense	(61,568)	(65,514)	(3,946)	(6)
Loss on retirement of long-term obligations	—	(25)	(25)	(100)
Other income (expense)	71	(778)	849	109
Income tax provision	(37,107)	(40,801)	(3,694)	(9)
Income on equity method investments	10	5	5	100

Income from continuing operations	55,689	42,247	13,442	32
Income (loss) from discontinued operations, net	3,070	(19)	3,089	—

Net income	58,759	42,228	16,531	39
Net income attributable to noncontrolling interest	(158)	(73)	85	116

Net income attributable to American Tower Corporation	$58,601	$42,155	16,446	39%

Total Revenues

Total revenues for the three months ended March 31, 2009 were $408.7 million, an increase of $26.5 million from the three months ended March 31, 2008. Approximately $22.0 million of the increase was attributable to an increase in rental and management revenue, with the remaining portion of the increase attributable to network development services revenue.

Rental and Management Revenue

Rental and management revenue for the three months ended March 31, 2009 was $395.9 million, an increase of $22.0 million from the three months ended March 31, 2008. Approximately $16.0 million of the increase resulted from incremental revenue generated by communications sites that existed during the entire period between January 1, 2008 and March 31, 2009, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators, net of the impact of straight-line lease accounting, partially offset by unfavorable foreign currency exchange rates. Approximately $6.0 million of the increase resulted from approximately 1,200 communications sites acquired and/or constructed subsequent to January 1, 2008. We believe that our rental and management revenue will grow as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless service providers.

Network Development Services Revenue

Network development services revenue for the three months ended March 31, 2009 was $12.7 million, an increase of $4.5 million from the three months ended March 31, 2008. This increase was primarily attributable to revenues generated from our site acquisition, zoning and permitting services. As we continue to focus on and grow our rental and management business, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2009 were $258.4 million, an increase of approximately $21.1 million from the three months ended March 31, 2008. The increase was primarily attributable to an increase in selling, general, administrative and development expense of $8.7 million, increases in expenses within our rental and management segment of $3.2 million and network development services segment of $4.0 million. The increases in depreciation, amortization and accretion expenses of $2.8 million and in other operating expenses of $2.4 million also contributed to the increase in total operating expenses.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the three months ended March 31, 2009 was $90.1 million, an increase of $3.2 million from the three months ended March 31, 2008. The increase was the result of an approximately $0.8 million increase in expenses attributable to communications sites which existed during the period between January 1, 2008 and March 31, 2009 and a $2.4 million increase in expenses related to approximately 1,200 sites acquired and/or constructed subsequent to January 1, 2008. The $0.8 million increase in expenses for the communications sites that existed during the period between January 1, 2008 and March 31, 2009, was primarily as a result of land rent increases offset by the depreciation of the Mexican Peso and Brazilian Real against the U.S. Dollar.

Rental and management segment gross margin for the three months ended March 31, 2009 was $309.4 million, an increase of $18.8 million from the three months ended March 31, 2008. The increase primarily resulted from additional rental and management revenue described above.

Rental and management segment operating profit for the three months ended March 31, 2009 was $291.7 million, an increase of $17.5 million from the three months ended March 31, 2008. This was comprised of the $18.8 million increase in rental and management segment gross margin described above, partially offset by an increase of approximately $1.3 million in selling, general, administrative and development expenses related to the rental and management segment.

Network Development Services Expense

Network development services expense for the three months ended March 31, 2009 was $7.6 million, an increase of $4.0 million from the three months ended March 31, 2008. The increase correlates to the growth in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion for the three months ended March 31, 2009 was $99.9 million, an increase of $2.8 million from the three months ended March 31, 2008. This increase was primarily attributable to an increase in property and equipment of approximately $221.5 million from March 31, 2008 to March 31, 2009.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the three months ended March 31, 2009 was $57.6 million, an increase of $8.7 million from the three months ended March 31, 2008. The increase was primarily attributable to an increase of approximately $8.1 million in stock based compensation expense which was principally driven by the additional expense recognized upon the modification of certain stock option awards for one member of senior management who terminated his employment agreement during the three months ended March 31, 2009.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 2009 was $3.2 million, an increase of $2.4 million from the three months ended March 31, 2008. The increase was primarily attributable to approximately $2.2 million in acquisition related costs which have been expensed due to the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) on January 1, 2009. Approximately $1.2 million of these costs are related to the expensing of amounts which had been recorded as other long-term assets at December 31, 2008 for pending acquisitions and the remaining $1.0 million relates to additional acquisition related costs incurred during the three months ended March 31, 2009.

Interest Expense

Interest expense for the three months ended March 31, 2009 was $61.6 million, a decrease of $3.9 million from the three months ended March 31, 2008. The decrease was primarily attributable to a decrease in average outstanding debt of approximately $69.6 million coupled with a decrease in the average borrowing rate.

Income Tax Provision

The income tax provision for the three months ended March 31, 2009 was $37.1 million, a decrease of $3.7 million from the three months ended March 31, 2008. The effective tax rate was 40.0% for the three months ended March 31, 2009, as compared to an effective tax rate of 49.1% for the three months ended March 31, 2008. The reduction in the effective tax rate for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is primarily due to the impact of foreign currency fluctuations on certain tax items and a decrease in certain tax reserves.

The effective tax rates on income from continuing operations for the three months ended March 31, 2009 and March 31, 2008 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes.

Income (loss) from Discontinued Operations, Net

Income from discontinued operations, net for the three months ended March 31, 2009 was $3.1 million, as compared to a loss from discontinued operations, net of less than $0.1 million for the three months ended March 31, 2008. The increase is primarily attributable to an insurance reimbursement received during the three months ended March 31, 2009 for approximately $5.0 million related to the Verestar, Inc. bankruptcy settlement.

Liquidity and Capital Resources

The information in this section updates as of March 31, 2009 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2008 and should be read in conjunction with that report.

Overview

As a holding company, our cash flows are derived primarily from the operations of and distributions from our operating subsidiaries or funds raised through borrowings under our credit facilities and debt and equity offerings. As of March 31, 2009, we had approximately $798.3 million of total liquidity, comprised of approximately $303.0 million in cash and cash equivalents and the ability to borrow approximately $495.2 million under our $1.25 billion senior unsecured revolving credit facility (“Revolving Credit Facility”). In March 2008, we increased our borrowing capacity under the Revolving Credit Facility by adding $325.0 million of term loan commitments (“Term Loan”), and as of March 31, 2009, the Term Loan was fully drawn. As of March 31, 2009, our cash and cash equivalents increased by $181.4 million as compared to March 31, 2008. Summary cash flow information for the three months ended March 31, 2009 and 2008 is set forth below.

	Three Months Ended March 31,
	2009	2008
Net cash provided by (used for):
Operating activities	$205,738	$182,382
Investing activities	(48,508)	(68,731)
Financing activities	2,983	(25,141)
Net effect of changes in exchange rates on cash and cash equivalents	(252)	—

Net increase in cash and cash equivalents	$159,961	$88,510

We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, tower construction and DAS network installations, and tower and land acquisitions. We also use our cash flows to fund refinancings and repurchases of our outstanding indebtedness, as well as our stock repurchase programs.

As of March 31, 2009, we had total outstanding indebtedness of approximately $4.3 billion. During the three months ended March 31, 2009 and the year ended December 31, 2008, we generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations. We believe the cash generated by operations during the next twelve months will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for the next twelve months. During 2009, if the financial and credit markets improve, we expect that we may opportunistically raise additional capital to fund stock repurchases, repurchase existing debt and for other general corporate purposes.

Cash Flows from Operating Activities

For the three months ended March 31, 2009, cash provided by operating activities was $205.7 million, an increase of approximately $23.4 million as compared to the year ended March 31, 2008. This increase was primarily attributable to an increase in income from continuing operations of $13.4 million resulting from continued growth in our rental and management segment, and an increase in stock based compensation of $8.1 million resulting primarily from the modification of certain stock option awards for one member of senior management.

Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2009 in excess of their cash needs for operating expenses and capital expenditures for tower construction, improvements and acquisitions.

Cash Flows from Investing Activities

For the three months ended March 31, 2009, cash used for investing activities was $48.5 million, a decrease of approximately $20.2 million as compared to the three months ended March 31, 2008. This decrease was primarily attributable to decreased spending on the acquisition of towers, partially offset by an increase in spending on the purchase of property and equipment and construction activities.

During the three months ended March 31, 2009, payments for purchases of property and equipment and construction activities totaled $49.6 million, including $16.5 million of capital expenditures related to the maintenance, improvement and augmentation of our existing communications sites, $23.3 million spent in connection with the construction of 194 communication tower sites and the installation of six in-building DAS networks, $9.0 million spent to acquire land under our towers that was subject to ground agreements (including leases), and $0.8 million spent on information technology improvements. In addition, during the three months ended March 31, 2009, we spent $1.1 million to acquire four communication tower sites.

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

Cash Flows from Financing Activities

For the three months ended March 31, 2009, cash provided by financing activities was $3.0 million, as compared to cash used for financing activities of $25.1 million during the three months ended March 31, 2008. The $3.0 million of cash provided by financing activities during the three months ended March 31, 2009 primarily related to proceeds received from the sale of equity securities of $8.9 million, partially offset by approximately $4.7 million of payments for the repurchases of Class A common stock (“Common Stock”), which consisted of approximately $1.8 million of purchases of Common Stock and $2.5 million of amounts surrendered in connection with the vesting of restricted stock units, and $1.2 million of repayments of notes payable and capital leases. The $25.1 million of cash used for financing activities during the three months ended March 31, 2008 primarily related to the repayment of notes payable, credit facilities and capital leases of $325.6 million and payments for the repurchases of our Common Stock of $182.8 million, partially offset by $475.0 million of borrowings under the Revolving Credit Facility and Term Loan.

Revolving Credit Facility.    As of March 31, 2009, we had $750.0 million outstanding and the ability to borrow approximately $495.2 million under the Revolving Credit Facility. We continue to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course.

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

Stock Repurchase Program.    During the three months ended March 31, 2009, we repurchased an aggregate of approximately 0.1 million shares of our Common Stock for an aggregate of $1.8 million, including commissions and fees, pursuant to our $1.5 billion stock repurchase program approved by our Board of Directors in February 2008 (“2008 Buyback”). As of March 31, 2009, we had repurchased a total of 14.0 million shares of Common Stock for an aggregate of $535.2 billion, including commissions and fees, pursuant to the 2008 Buyback.

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

Sales of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan, upon exercise of stock options granted under our equity incentive plans and upon exercise of warrants to purchase our equity securities. For the three months ended March 31, 2009, we received an aggregate of approximately $8.9 million in proceeds from sales of shares pursuant to our employee stock purchase plan, upon exercises of stock options and upon exercises of warrants.

Contractual Obligations.    Our contractual obligations relate primarily to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in our May 2007 securitization transaction, borrowings under our Revolving Credit Facility and Term Loan and our outstanding notes.

The following table summarizes our borrowings under our Revolving Credit Facility and Term Loan, and the balance outstanding under our notes and the certificates issued in our securitization transaction, as of March 31, 2009 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	April 15, 2014	(1)
Revolving Credit Facility	750,000	June 8, 2012
Term Loan	325,000	June 8, 2012
7.25% senior subordinated notes	288	December 1, 2011
7.50% senior notes	225,000	May 1, 2012
7.125% senior notes	501,043	October 15, 2012
7.00% senior notes	500,000	October 15, 2017
5.0% convertible notes	59,683	February 15, 2010
3.00% convertible notes	161,916	August 15, 2012
2.25% convertible notes	44	October 15, 2009

Total	$4,272,974

(1)	Anticipated repayment date; final legal maturity date is April 2037.

A description of our contractual debt obligations is included in Item 3. “Quantitative and Qualitative Disclosures about Market Risk.” In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109”, we classified uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next twelve months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $24.4 million as other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2009. We also classified approximately $29.2 million of accrued income tax-related interest and penalties as other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2009.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2008, our liquidity is dependent on our ability to generate cash flow from operating activities, borrow funds under our Revolving Credit Facility and maintain compliance with the contractual agreements governing our indebtedness. As discussed below, the loan agreement relating to the Revolving Credit Facility and Term Loan contains certain financial ratios and operating covenants and other restrictions, and the loan agreement related to the securitization transaction includes operating covenants and other restrictions, that could impact our liquidity. In addition, as discussed below under the caption “Information Presented Pursuant to the Indentures of our 7.50% Notes and 7.125% Notes,” the indentures governing the terms of our 7.50% senior notes due 2012 (“7.50% Notes”) and 7.125% senior notes due 2012 (“7.125% Notes”) contain certain restrictive covenants that could impact our liquidity. We believe that the foregoing debt agreements and indentures represent those of our material debt agreements that incorporate covenants the compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

Restrictions Under Loan Agreement Relating to Revolving Credit Facility and Term Loan.    The loan agreement for the Revolving Credit Facility and Term Loan contains certain financial ratios and operating covenants and other restrictions applicable to us and all of our subsidiaries designated as restricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreement also contains covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. As of March 31, 2009, we were in compliance with each of these covenants.

•

Consolidated Total Leverage Ratio: The consolidated total leverage ratio establishes a requirement that we not exceed Total Debt to Adjusted EBITDA of 6.00 to 1.00. Based on our financial performance for the twelve months ended March 31, 2009, we would have the ability to incur approximately $2.41 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $401 million and we would still remain in compliance with this ratio.

•

Consolidated Senior Secured Leverage Ratio: The consolidated senior secured leverage ratio establishes a requirement that we not exceed Senior Secured Debt to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the twelve months ended March 31, 2009, we would have the ability to incur approximately $1.59 billion of additional Senior Secured Debt and still remain in compliance with this ratio. In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $528 million and we would still remain in compliance with this ratio.

•

Interest Coverage Ratio: The interest coverage ratio establishes a requirement that we maintain a ratio of Adjusted EBITDA to Interest Expense of not less than 2.50 to 1.00. Based on our financial performance for the twelve months ended March 31, 2009, our interest expense, which was $238 million for that period, could increase by approximately $212 million and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, our revenues could decrease by approximately $530 million and we would still remain in compliance with this ratio.

The loan agreement also contains reporting and information covenants that require us to provide financial and operating information within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.

Any failure to comply with the financial maintenance tests and operating covenants of the loan agreement for the Revolving Credit Facility and Term Loan would not only prevent us from being able to borrow additional funds under the facility, but would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. If this were to occur, we would not have sufficient cash on hand to repay such indebtedness. The key factors affecting our ability to comply with the debt covenants described above are our financial performance relative to the financial maintenance tests defined in the loan agreement for the Revolving Credit Facility and Term Loan and our ability to fund our debt service obligations. Based upon our current expectations, we believe our operating results during the next twelve months will be sufficient to comply with these covenants.

Restrictions Under Loan Agreement Relating to Securitization Transaction.    The loan agreement related to the securitization transaction (the “Securitization”) involved assets related to 5,295 broadcast and wireless communications towers owned by two special purpose subsidiaries of the Company (the “Borrowers”), through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”). The Securitization loan agreement includes operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. The Borrowers’ organizational documents contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that the Borrowers maintain at least two independent directors. The loan agreement also contains certain covenants that require the Borrowers to provide the trustee with regular financial reports and operating budgets, promptly notify the trustee of events of default and material breaches under the loan agreement and other agreements related to the towers subject to the Securitization, and allow the trustee reasonable access to the towers, including the right to conduct site investigations.

Under the terms of the loan agreement, the loan will be paid solely from the cash flows generated by the towers subject to the Securitization, which must be deposited, and thereafter distributed, solely pursuant to the terms of the Securitization loan. The Borrowers are required to make monthly payments of interest on the Securitization loan. On a monthly basis, all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the Securitization loan, referred to as excess cash flow, is to be released to the Borrowers for distribution to us. During the three months ended March 31, 2009, the Borrowers distributed excess cash to us of approximately $106.4 million.

In order to distribute this excess cash flow to us, the Borrowers must maintain several specified ratios with respect to their debt service coverage (“DSCR”). For this purpose, DSCR is tested as of the last day of each calendar quarter and is generally defined as four times the Borrowers’ net cash flow for that quarter divided by the amount of interest, servicing fees and trustee fees that the Borrowers must pay over the succeeding twelve months on the Securitization loan. Pursuant to one such test, if the DSCR as of the end of any calendar quarter were:

•	1.30x or less, during the five-year period commencing on the closing date of the Securitization in May 2007, or

•	1.75x or less, thereafter, (1.30x or 1.75x as applicable, the “Cash Trap DSCR”),

then all excess cash flow would be placed in a reserve account and would not be released to the Borrowers for distribution to us until the DSCR exceeded the Cash Trap DSCR for two consecutive calendar quarters.

Additionally, while principal payments generally are not due with respect to any component of the Securitization loan until April 2014, excess cash flow would be applied to principal during an “Amortization Period” under the Securitization loan until April 2014. An “Amortization Period” would commence under the Securitization loan if the DSCR as of the end of any calendar quarter fell below:

•	1.15x, during the five-year period commencing on the closing date of the Securitization in May 2007, or

•	1.45x thereafter (1.15x or 1.45x as applicable, the “Minimum DSCR”).

In such a case, all excess cash flow and any amounts then in the reserve account because the Cash Trap DSCR was not met would be applied to pay principal of the Securitization loan on each monthly payment date until the DSCR exceeded the Minimum DSCR for two consecutive calendar quarters, and so would not be available for distribution to us.

As of the end of the quarter ended March 31, 2009, the Borrowers’ DSCR was 3.01x. Based on the Borrowers’ net cash flow for the calendar quarter ended March 31, 2009 and the amount of interest, servicing fees and trustee fees payable over the succeeding twelve months on the Securitization loan, the Borrowers could endure a reduction of approximately $169.1 million in net cash flow before triggering a Cash Trap DSCR, and approximately $183.9 million in net cash flow before triggering an Amortization Period.

Consequently, a failure to comply with the covenants in the Securitization loan agreement could prevent the Borrowers from taking certain actions with respect to the towers. Additionally, a failure to meet the noted DSCR tests could prevent the Borrowers from distributing excess cash flow to us, which could affect our ability to fund our discretionary expenditures, including tower construction and acquisitions, and our stock repurchase programs. In addition, if the Borrowers were to default on the loan related to the Securitization, the trustee could seek to foreclose upon or otherwise convert the ownership of the towers subject to the Securitization, in which case we could lose the towers and the revenue associated with the towers.

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

In addition, our liquidity depends on our ability to generate cash flow from operating activities. As discussed in our “Risk Factors” section of this Quarterly Report on Form 10-Q, we derive a substantial portion of our revenues from a small number of customers and, consequently, a failure by a significant customer to perform its contractual obligations to us could adversely affect our cash flow and liquidity. As discussed in our “Risk Factors” section of this Quarterly Report on Form 10-Q, as of March 31, 2009, foreign currency fluctuations have caused a subsidiary of Grupo Iusacell, which represented approximately 5% of our total revenues for the three months ended March 31, 2009, to suspend debt service payments of its U.S. dollar denominated debt. While Grupo Iusacell has continued to make partial payments to us over the past several months, our accounts receivable related to Grupo Iusacell was approximately $24.4 million, as of March 31, 2009.

For more information regarding the terms of our outstanding indebtedness, please see note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to income taxes, asset retirement obligations, stock-based compensation, impairment of assets, revenue recognition and estimated useful lives of assets, which we discussed in our Annual Report on Form 10-K for the year ended December 31, 2008. Management bases its estimates on historical experience and other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2009. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2008, other than the adoption of the accounting pronouncements discussed below.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. Among other items, SFAS No. 141R changes the accounting for acquisitions by eliminating the step acquisition model, providing that contingent consideration be recognized at the time of acquisition (instead of being recognized when it is probable), disallowing the capitalization of transaction costs, and changing when restructurings related to acquisitions can be recognized. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R was effective for us as of January 1, 2009. Approximately $1.2 million of transaction costs previously capitalized in notes receivable and other long-term assets were expensed upon adoption of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS No. 160). Among other items, SFAS No. 160 establishes consolidating parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 was effective for us as of January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on our consolidated results of operations and financial position. However, we have adjusted our presentation of noncontrolling interest in the condensed consolidated financial statements in order to comply with the disclosure requirements provided by SFAS No. 160.

In February 2008, the FASB issued FASB Staff Positions (FSP) 157-2. FSP 157-2 delayed the effective date of SFAS No. 157 “Fair Value Measurements” (SFAS No. 157) to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis (that is, at least annually). The adoption of FSP 157-2 had no impact on our condensed consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). Among other items, this statement changes disclosure requirements and requires entities to provide enhanced disclosures about how and why entities use derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” and related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 was effective for us as of January 1, 2009. Beginning with our Quarterly Report for the quarter ended March 31, 2009, we have included additional disclosures regarding our derivative instruments in order to comply with the provisions of SFAS No. 161 (see note 5). The adoption of SFAS No. 161 had no impact on our condensed consolidated results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 was effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 had no impact on our condensed consolidated results of operations or financial position.

Information Presented Pursuant to the Indentures of our 7.50% Notes and 7.125% Notes

The table below sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indentures for our 7.50% Notes and 7.125% Notes. The indentures governing our 7.50% Notes and 7.125% Notes contain affirmative and restrictive covenants with which we and our restricted subsidiaries must comply. The restrictive covenants include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions and make certain investments. Any failure to comply with these covenants would constitute a default, which could result in the acceleration of the principal amount and accrued and unpaid interest on all our outstanding 7.50% Notes and 7.125% Notes.

In order for the holders of these notes to assess our compliance with certain of these covenants, the indentures require us to disclose in the periodic reports we file with the SEC our Tower Cash Flow, Adjusted

Consolidated Cash Flow and Non-Tower Cash Flow (each as defined in the indentures). These indentures also contain certain restrictive covenants. For example, subject to certain exceptions, these indentures limit our ability to make restricted payments by the sum of the amount of Consolidated Cash Flow (as defined in the indentures) that we generate, which is determined based on our Tower Cash Flow and Non-Tower Cash Flow, and certain other amounts such as investment return and equity issuance proceeds. In addition, subject to certain exceptions, these indentures prohibit us from incurring additional debt or issuing certain types of preferred stock if, on a pro forma basis, the issuance of such debt and preferred stock would cause our consolidated debt to be greater than 7.5 times our Adjusted Consolidated Cash Flow. As of March 31, 2009, the ratio of our consolidated debt to Adjusted Consolidated Cash Flow was approximately 3.5:1. Based on our financial performance for the twelve months ended March 31, 2009, we would have the ability to incur approximately $2.9 billion of additional consolidated debt and still remain in compliance with this ratio. In addition, assuming that our consolidated debt levels stay constant, our Adjusted Consolidated Cash Flow could decrease by $390 million and we would still remain in compliance with this ratio.

As noted above, we are required to provide the following data on Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow, which are considered non-GAAP financial measures, for us and our restricted subsidiaries (in thousands):

Tower Cash Flow, for the three months ended March 31, 2009	$187,694

Consolidated Cash Flow, for the twelve months ended March 31, 2009	$738,929
Less: Tower Cash Flow, for the twelve months ended March 31, 2009	(749,498)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2009	750,777

Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2009	$740,208

Non-Tower Cash Flow, for the twelve months ended March 31, 2009	$(10,569)

For more information about the restrictions under our notes indentures, see note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate swaps. As of March 31, 2009, we held fifteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $775.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011.

The following tables provide information as of March 31, 2009 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

Twelve month period ended March 31, 2009

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$1,526	$60,722	$932	$887,823	$646	$2,305,135	$3,256,784	$3,015,121
Average Interest Rate(a)	5.48%	5.01%	6.53%	6.47%	6.31%	5.97%
Variable Rate Debt(a)				$1,075,000			$1,075,000	$1,023,986

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of March 31, 2009 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2009		2010		2011		2012	2013	Thereafter	Total	Fair Value
Notional Amount	$150,000	(c)								$150,000	$(2,932)
Fixed Rate(b)	3.95%
Notional Amount			$100,000	(d)						$100,000	$(4,896)
Fixed Rate(b)			4.08%
Notional Amount					$525,000	(e)				$525,000	$(18,304)
Fixed Rate(b)					3.11%

(a)	As of March 31, 2009, variable rate debt consists of our Revolving Credit Facility ($750.0 million drawn) and Term Loan ($325.0 million) included above based on the June 8, 2012 maturity date. As of March 31, 2009, fixed rate debt consists of: the Certificates issued in the Securitization ($1.75 billion); 2.25% convertible notes due 2009 (“2.25% Notes”) ($0.04 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of March 31, 2009 is $501.0 million); the 5.0% convertible notes due 2010 (“5.0% Notes”) ($59.7 million); the 7.50% Notes ($225.0 million); the ATI 7.25% senior subordinated notes due 2011 (“ATI 7.25% Notes”) ($0.3 million); the 3.00% convertible notes due August 15, 2012 (“3.00% Notes”) ($162.2 million principal amount due at maturity; the balance as of March 31, 2009 is $161.9 million accreted value); the 7.00% senior notes due 2017 (“7.00 Notes”) ($500.0 million) and other debt of $59.6 million. Interest on the Revolving Credit Facility and Term Loan is payable in accordance with the applicable London Interbank Offering Rate (“LIBOR”) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at March 31, 2009 for the Revolving Credit Facility and Term Loan was 1.93%. For the year ended March 31, 2009, the weighted average interest rate under the Revolving Credit Facility and Term Loan was 2.43%.
(b)	Represents the weighted-average fixed rate or range of interest based on contractual notional amount as a percentage of total notional amounts in a given year.
(c)	Includes notional amounts of $150,000 that expire in December 2009.
(d)	Includes notional amount of $100,000 that expires in December 2010.
(e)	Includes notional amounts of $525,000 that expire between January and March 2011.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2009, after giving effect to our interest rate swap agreements, was comprised of $250.0 million under the Revolving Credit Facility and $50.0 million under the Term Loan. A 10% increase, or approximately 18 basis points, in current interest rates would have caused an additional pre-tax charge to our net income and an increase in our cash outflows of $0.1 million for the year ended March 31, 2009.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our foreign operations, including our rental and management segment divisions in Mexico, Brazil and India. For the three months ended March 31, 2009, the remeasurement loss from these operations approximated $6.7 million. For the three months ended March 31, 2009, the remeasurement gain from these operations approximated $6.5 million.

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

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 24, 2006 and June 14, 2006, two shareholder derivative lawsuits were filed in Suffolk County Superior Court in Massachusetts by Eric Johnston and Robert L. Garber, respectively. The lawsuits were filed against certain of our current and former officers and directors for alleged breaches of fiduciary duties and unjust enrichment in connection with our historical stock option granting practices. The lawsuits also named us as a nominal defendant. The lawsuits sought to recover the damages sustained by us and disgorgement of all profits received with respect to the alleged backdated stock options. In October 2006, these two lawsuits were consolidated, and in October 2007, the court dismissed the complaint, without leave to amend, due to the plaintiffs’ failure to make a demand upon our Board of Directors before initiating their lawsuits. In December 2007, the plaintiffs filed an appeal of that decision to the Massachusetts Court of Appeals, and in April 2008, we filed a motion to dismiss the appeal as moot. In June 2008, the Massachusetts Supreme Judicial Court elected, on its own motion, to hear the appeal, and in April 2009, affirmed the judgment dismissing the complaint without leave to amend due to failure to adequately establish demand futility and dismissed the complaint with prejudice.

One of our subsidiaries, SpectraSite Communications, Inc. (“SCI”), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was sold in 2002, prior to our merger with SCI’s parent in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for us is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have full jurisdiction over SCI. These decisions were appealed by the plaintiff, and in July 2008, they were reversed by an intermediate Mexican appellate court. In its decision, the intermediate appellate court identified potential damages of approximately $23.0 million. SCI appealed that ruling to a higher constitutional court in Mexico. In January 2009, the constitutional court ruled in SCI’s favor, remanding the case back to the intermediate appellate court for further proceedings. In March 2009, the intermediate appellate court issued its decision, which reasserts jurisdiction and reimposes liability on SCI. In April 2009, SCI filed an appeal of this decision to the higher constitutional court, as permitted under Mexican law, on the grounds that the decision of the intermediate appellate court is inconsistent with the January 2009 ruling of the higher constitutional court and Mexican law. As such, we are unable to estimate our share, if any, of potential liability at this stage of the proceedings.

We periodically become involved in various claims and lawsuits that are incidental to our business. In our Annual Report on Form 10-K for the year ended December 31, 2008, we reported our material legal proceedings. Since the filing of our Annual Report, other than the legal proceedings discussed above, there have been no material developments with respect to any material legal proceedings to which we are a party. In the opinion of management, after consultation with counsel, other than the legal proceedings discussed above and in note 10 to our condensed consolidated financial statements included herein, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

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

The demand for broadcast space is dependent on the needs of television and radio broadcasters. Among other things, technological advances, including the development of satellite-delivered radio and video services, may reduce the need for tower-based broadcast transmission. In addition, our broadcast tower division could be adversely affected as a result of the shift from analog-based transmissions to digital-based transmissions, which is currently scheduled to commence in June 2009.

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

Significant consolidation among our wireless service provider customers may result in the decommissioning of certain existing communications sites, because certain portions of their networks may be redundant, and a reduction in future capital expenditures in the aggregate, because their expansion plans may be similar. For example, in connection with the recent combinations of Verizon Wireless and ALLTEL (to form Verizon Wireless), Cingular and AT&T Wireless (to form AT&T Mobility) and Sprint PCS and Nextel (to form Sprint Nextel) in the United States, and of Iusacell Celular and Unefon (now under the common ownership of Grupo Iusacell) in Mexico, the combined companies have or are considering rationalizing their duplicative networks, which has led and may continue to lead to the decommissioning of certain communications sites. In addition, these and other customers could determine not to renew leases with us as a result. Our future results may be negatively impacted if a significant number of these contracts are terminated, and our ongoing contractual revenues would be reduced as a result. Similar consequences might occur if wireless service providers engage in extensive sharing, roaming or resale arrangements as an alternative to leasing on our communications sites.

Substantial leverage and debt service obligations may adversely affect us.

We have a substantial amount of indebtedness. As of March 31, 2009, we had approximately $4.3 billion of consolidated debt, and the ability to borrow additional amounts of approximately $495.2 million under the Revolving Credit Facility. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. In addition, we may draw down the Revolving Credit Facility, which has the effect of increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

Our substantial leverage could have significant negative consequences on our financial condition and results of operations, including:

•

impairing our ability to meet one or more of the financial ratio covenants contained in our debt agreements or to generate cash sufficient to pay interest or principal, which could result in an acceleration of some or all of our outstanding debt and the loss of towers subject to our Securitization in the event that an uncured default occurs;

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

In addition, the loan agreement related to our Securitization includes operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the Borrowers under the loan agreement for the Securitization are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. A failure to comply with the covenants in the loan agreement could prevent the borrowers from taking certain actions with respect to the towers subject to the Securitization, and could prevent the Borrowers from distributing any excess cash from the operation of such towers to us. If the Borrowers were to default on the loan, the servicer on the loan could seek to foreclose upon or otherwise convert the ownership of the towers subject to the Securitization, in which case we could lose such towers and the revenue associated with such towers.

In addition, reporting and information covenants in our loan agreements and indentures require that we provide financial and operating information within certain time periods. If we are unable to timely provide the required information, we would be in breach of these covenants. For more information regarding the covenants and requirements discussed above, please see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our business operations in Mexico, Brazil and India, and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not experienced in the United States. For the three months ended March 31, 2009, approximately 13% of our consolidated revenues were generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

A substantial portion of our revenue is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. For the three months ended March 31, 2009:

•	Five customers accounted for approximately 69% of our revenues;

•	AT&T Mobility accounted for approximately 20% of our revenues;

•	Sprint Nextel accounted for approximately 18% of our revenues;

•	Verizon Wireless and ALLTEL, which completed their merger in January 2009, accounted for approximately 15% of our revenues; and

•	T-Mobile accounted for approximately 10% of our revenues.

Our largest international customer is Grupo Iusacell, which now controls both Iusacell Celular and Unefon in Mexico. Grupo Iusacell is under common control with TV Azteca. Grupo Iusacell accounted for approximately 5% of our total revenues for the three months ended March 31, 2009. In addition, for the three months ended March 31, 2009, we received $3.5 million in net interest income from TV Azteca.

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

On April 1, 2009, Grupo Iusacell announced that one of its subsidiaries has suspended the debt service payment of its U.S. dollar denominated debt as part of an ongoing process to restructure its U.S. dollar denominated debt, which has been affected by the significant devaluation of the Mexican peso versus the U.S. dollar. While Grupo Iusacell has continued to make partial payments to us over the past several months, our accounts receivable related to Grupo Iusacell was approximately $24.4 million as of March 31, 2009. As of April 30, 2009, despite additional partial payments made to us, this balance has increased to approximately $29.3 million. We also have approximately $41.1 million of other Grupo Iusacell related assets from financing lease commitments and straight-line revenue accrued that are primarily long-term in nature as of March 31, 2009. If Grupo Iusacell is unable to restructure its indebtedness or if a further devaluation of the Mexican peso were to adversely impact Grupo Iusacell’s overall liquidity, Grupo Iusacell may not be able to meet its operating obligations, including making full payments under the lease agreements with us in the future.

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

The development and implementation of new technologies designed to enhance the efficiency of wireless networks could reduce the use and need for tower-based wireless services transmission and reception and have the effect of decreasing demand for tower space. Examples of such technologies include technologies that enhance spectral capacity, which can increase the capacity at existing sites and reduce the number of additional sites a given carrier needs to serve any given subscriber base. Additionally, certain complementary network technologies, such as femtocells, could offload a portion of network traffic away from the traditional tower-based networks, which would reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of radio and video services by direct broadcast satellites could adversely affect demand for our antenna space. The development and implementation of any of these and similar technologies to any significant degree could have a material adverse effect on our business, results of operations and financial condition.

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

Our business, and that of our customers, is subject to federal, state, local and foreign regulation, including by the Federal Aviation Administration (“FAA”), the U.S. Federal Communications Commission (“FCC”), the U.S. Environmental Protection Agency (“EPA”) and the Occupational Safety and Health Administration. Both the FCC and the FAA regulate towers used for wireless communications and radio and television broadcasting and the FCC separately regulates transmitting devices operating on towers. Similar regulations exist in Mexico, Brazil, India and other foreign countries regarding wireless communications and the operation of communications towers. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site, or site upgrades, thereby limiting our ability to respond to customer demands and requirements. Existing regulatory policies may adversely affect the associated timing or cost of such projects and additional regulations may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could adversely affect our business, results of operations and financial condition.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 82% of the communications sites in our portfolio as of March 31, 2009 are located on land we do not own. Approximately 86% of the ground agreements for these sites have a final expiration date of 2018 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse effect on us.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. If we are unable or choose not to exercise our rights to purchase towers under these agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated. For example, our SpectraSite subsidiary has entered into lease or sublease agreements with affiliates of SBC Communications, a predecessor entity to AT&T Mobility, with respect to approximately 2,500 towers pursuant to which SpectraSite has the option to purchase the sites upon the expiration of the lease or sublease beginning in 2013. The aggregate purchase option price for the AT&T Mobility towers was approximately $384.4 million as of March 31, 2009, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In addition, we have entered into a similar agreement with ALLTEL, which completed its merger with Verizon Wireless in January 2009, with respect to approximately 1,800 towers, for which we have an option to purchase the sites upon the expiration of the lease or sublease beginning in 2016. The aggregate purchase option price for the ALLTEL towers was approximately $60.5 million as of March 31, 2009, and will accrete at a rate of 3% per year through the expiration of the lease or sublease period. At ALLTEL’s option, at the expiration of the sublease period, the purchase price will be payable in cash or with 769 shares of our Common Stock per tower. We may not have the required available capital to exercise our right to purchase these or other leased or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our financial results could be adversely affected.

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

Issuer Purchases of Equity Securities

During the three months ended March 31, 2009, we repurchased 67,438 shares of our Common Stock for an aggregate of $1.8 million pursuant to our publicly announced stock repurchase program, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(In millions)
January 2009 (1)	23,888	$27.94	23,888	$967.2
February 2009 (1)	43,550	$26.84	43,550	$966.1
March 2009 (1)	—	—	—	$966.1

Total First Quarter	67,438	$27.23	67,438	$966.1

(1)	Repurchases made pursuant to the $1.5 billion stock repurchase program publicly approved by our Board of Directors in February 2008. Under this program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

Recent Sales of Unregistered Securities

During the three months ended March 31, 2009, we issued an aggregate of 8,387 shares of our Common Stock upon the exercise of 1,173 warrants assumed in our merger with SpectraSite, Inc. In August 2005, in connection with the merger, we assumed approximately 1.0 million warrants to purchase shares of SpectraSite, Inc. common stock. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase 7.15 shares of Common Stock at an exercise price of $32 per warrant. Net proceeds from these warrant exercises were $37,536. The shares were issued in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended, and Section 1145 of the United States Code. No underwriters were engaged in connection with such issuances.

ITEM 6.	EXHIBITS

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: May 8, 2009	By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated By-Laws of American Tower Corporation, as of February 25, 2009 (incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K (File 001-14195) filed on February 26, 2009).

10.1	Summary Compensation Information for Named Executive Officers (incorporated by reference from Item 5.02(e) of Current Report on Form 8-K (File 001-14195) filed on February 26, 2009).

10.2	Agreement with Steven Moskowitz, dated February 25, 2009 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K (File 001-14195) filed on February 26, 2009).

10.3	Letter Agreement with Thomas Bartlett, dated February 20, 2009 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K (File 001-14195) filed on March 5, 2009).

10.4	American Tower Corporation Severance Program (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K (File 001-14195) filed on March 5, 2009).

10.5	Severance Policy for Executive Vice Presidents and Chief Executive Officer (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K (File 001-14195) filed on March 5, 2009).

10.6	Form of Waiver and Termination Agreement (incorporated by reference from Exhibit 10.4 to Current Report on Form 8-K (File 001-14195) filed on March 5, 2009).

10.7	Amendment to Lease and Sublease, dated September 30, 2008, by and between SpectraSite, LLC, American Tower Asset Sub II, LLC, SBC Wireless, LLC and SBC Tower Holdings LLC. (This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

EX-1