Form 10-Q
period 2009-06-30
AMERICAN TOWER CORP /MA/
filed 2009-08-06
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2009.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of July 24, 2009, there were 394,632,779 shares of Class A Common Stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$323,637	$143,077
Restricted cash	50,774	51,866
Short-term investments and available-for-sale securities	8,990	2,028
Accounts receivable, net of allowances	72,526	51,313
Prepaid and other current assets	70,974	61,415
Deferred income taxes	191,157	163,981

Total current assets	718,058	473,680

PROPERTY AND EQUIPMENT, net	3,087,799	3,022,636
GOODWILL	2,232,783	2,186,233
OTHER INTANGIBLE ASSETS, net	1,547,944	1,566,155
DEFERRED INCOME TAXES	267,350	381,428
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	632,553	581,533

TOTAL	$8,486,487	$8,211,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$172,663	$151,985
Accrued interest	26,813	28,635
Current portion of long-term obligations	22,577	1,837
Unearned revenue	125,967	120,188

Total current liabilities	348,020	302,645

LONG-TERM OBLIGATIONS	4,421,694	4,331,309
OTHER LONG-TERM LIABILITIES	625,738	583,232

Total liabilities	5,395,452	5,217,186

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 1,000,000,000 shares authorized, 469,645,920 and 468,513,843 shares issued, and 395,810,003 and 396,976,896 shares outstanding, respectively	4,697	4,685
Additional paid-in capital	8,159,913	8,109,224
Accumulated deficit	(2,241,237)	(2,356,127)
Accumulated other comprehensive loss	(19,532)	(20,031)
Treasury stock (73,835,917 and 71,536,947 shares at cost, respectively)	(2,816,060)	(2,746,429)

Total American Tower Corporation stockholders’ equity	3,087,781	2,991,322
Noncontrolling interest	3,254	3,157

Total stockholders’ equity	3,091,035	2,994,479

TOTAL	$8,486,487	$8,211,665

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Rental and management	$406,751	$384,343	$802,698	$758,326
Network development services	16,607	9,385	29,338	17,586

Total operating revenues	423,358	393,728	832,036	775,912

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	92,330	91,952	182,420	178,883
Network development services	10,243	4,922	17,858	8,549
Depreciation, amortization and accretion	102,463	99,697	202,331	196,769
Selling, general, administrative and development expense (including stock-based compensation expense of $12,836, $13,597, $37,174, and $29,862, respectively)	49,861	41,784	107,493	90,693
Other operating expenses	2,014	583	5,203	1,372

Total operating expenses	256,911	238,938	515,305	476,266

OPERATING INCOME	166,447	154,790	316,731	299,646

OTHER (EXPENSE) INCOME:
Interest income, TV Azteca, net of interest expense of $372, $372, $744 and $745, respectively	3,585	3,584	7,084	7,125
Interest income	482	979	981	1,942
Interest expense	(62,654)	(62,508)	(124,222)	(128,022)
Loss on retirement of long-term obligations	(5,994)	(211)	(5,994)	(236)
Other income (expense)	983	(1,326)	1,054	(2,104)

Total other expense	(63,598)	(59,482)	(121,097)	(121,295)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	102,849	95,308	195,634	178,351
Income tax provision	(51,428)	(44,535)	(88,535)	(85,336)
Income on equity method investments	7	8	17	13

INCOME FROM CONTINUING OPERATIONS	51,428	50,781	107,116	93,028

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $5,101, $104,926, $3,171 and $104,938, RESPECTIVELY	5,060	108,103	8,130	108,084

NET INCOME	56,488	158,884	115,246	201,112
Net income attributable to noncontrolling interest	(199)	(98)	(356)	(171)

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$56,289	$158,786	$114,890	$200,941

NET INCOME PER COMMON SHARE AMOUNTS:
BASIC:
Income from continuing operations attributable to American Tower Corporation	$0.13	$0.13	$0.27	$0.23
Income from discontinued operations attributable to American Tower Corporation	0.01	0.27	0.02	0.27

Net income attributable to American Tower Corporation	$0.14	$0.40	$0.29	$0.51

DILUTED:
Income from continuing operations attributable to American Tower Corporation	$0.13	$0.12	$0.26	$0.23
Income from discontinued operations attributable to American Tower Corporation	0.01	0.26	0.02	0.26

Net income attributable to American Tower Corporation	$0.14	$0.38	$0.28	$0.48

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	397,418	396,935	397,300	397,031

DILUTED	408,832	421,617	408,855	422,488

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$115,246	$201,112
Stock-based compensation expense	37,174	29,862
Depreciation, amortization and accretion	202,331	196,769
Deferred income taxes related to discontinued operations	(3,171)	(104,938)
Other non-cash items reflected in statements of operations	89,084	70,403
Increase in net deferred rent asset	(5,334)	(12,983)
Decrease (increase) in restricted cash	1,829	(1,341)
Increase in assets	(31,553)	(5,402)
Increase (decrease) in liabilities	3,740	(14,349)

Cash provided by operating activities	409,346	359,133

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(113,854)	(97,318)
Payments for acquisitions	(93,266)	(32,135)
Proceeds from sale of available-for-sale securities and other long-term assets	2,395	2,354
Deposits, restricted cash and investments	(7,056)	(1,849)

Cash used for investing activities	(211,781)	(128,948)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from issuance of senior debt	300,000	—
Borrowings under credit facilities	—	475,000
Repayments of notes payable, credit facilities and capital leases	(257,484)	(326,326)
Purchases of Class A common stock	(65,745)	(296,566)
Proceeds from stock options, warrants and stock purchase plan	16,101	40,376
Deferred financing costs and other financing activities	(9,719)	(3,662)

Cash used for financing activities	(16,847)	(111,178)

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(158)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	180,560	119,007
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	143,077	33,123

CASH AND CASH EQUIVALENTS, END OF PERIOD	$323,637	$152,130

CASH PAID FOR INCOME TAXES	$18,996	$21,806

CASH PAID FOR INTEREST	$119,881	$126,402

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—Unaudited

(In thousands, except share data)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity	Total Comprehensive Income(Loss)
	Issued Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2007	452,759,969	$4,527	(53,241,427)	$(2,047,818)	$7,772,382	$(3,626)	$(2,703,373)	$3,342	$3,025,434

Share based compensation related activity	2,306,337	24			69,854				69,878
Issuance of common stock upon exercise of warrants	434,894	4			90				94
Issuance of common stock – Stock Purchase Plan	25,723	—			982				982
Treasury stock activity			(7,203,456)	(287,405)					(287,405)
Net change in fair value of cash flow hedges, net of tax						4,760			4,760	4,760
Net realized gain on cash flow hedges, net of tax						(108)			(108)	(108)
Net unrealized loss on available-for-sale securities, net of tax						(220)			(220)	(220)
Convertible notes exchanged for common stock	1,115,742	11			13,476				13,487
Foreign currency translation adjustment
Distributions to noncontrolling interest								(282)	(282)
Net income							200,941	171	201,112	201,112

Total comprehensive income										$205,544

BALANCE, JUNE 30, 2008	456,642,665	$4,566	(60,444,883)	$(2,335,223)	$7,856,784	$806	$(2,502,432)	$3,231	$3,027,732

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity	Total Comprehensive Income(Loss)
	Issued Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2008	468,513,843	$4,685	(71,536,947)	$(2,746,429)	$8,109,224	$(20,031)	$(2,356,127)	$3,157	$2,994,479

Share based compensation related activity	1,062,730	12			49,580				49,592
Issuance of common stock upon exercise of warrants	22,612	—			99				99
Issuance of common stock – Stock Purchase Plan	46,639	—			1,008				1,008
Treasury stock activity			(2,298,970)	(69,631)					(69,631)
Net change in fair value of cash flow hedges, net of tax						2,029			2,029	2,029
Net realized gain on cash flow hedges, net of tax						60			60	60
Net unrealized loss on available-for-sale securities, net of tax						83			83	83
Convertible notes exchanged for common stock	96	—			2				2	2
Foreign currency translation adjustment						(1,673)			(1,673)	(1,673)
Distributions to noncontrolling interest								(259)	(259)
Net income							114,890	356	115,246	115,246

Total comprehensive income										$115,747

BALANCE, JUNE 30, 2009	469,645,920	$4,697	(73,835,917)	$(2,816,060)	$8,159,913	$(19,532)	$(2,241,237)	$3,254	$3,091,035

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

ATC is a holding company that conducts its operations through its directly and indirectly owned subsidiaries. ATC’s principal United States operating subsidiaries are American Towers, Inc. and SpectraSite Communications, LLC (SpectraSite). ATC conducts its international operations through its subsidiary, American Tower International, Inc., which in turn conducts operations through its various international operating subsidiaries. The Company’s international operations consist primarily of its operations in Mexico, Brazil and also include its recently established operations in India.

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes that all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and results of operations for such periods have been included. Results of interim periods may not be indicative of results for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued as additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated to the date of issuance of these financial statements. (See note 13.) These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS No. 160). SFAS No. 160

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires noncontrolling interests to be classified as a separate component of equity and establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 was effective for the Company as of January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the Company’s condensed consolidated results of operations and financial position. However, the Company has adjusted its presentation of noncontrolling interests in the condensed consolidated financial statements in order to comply with the disclosure requirements provided by SFAS No. 160.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2. FSP 157-2 delayed the effective date of SFAS No. 157 “Fair Value Measurements” (SFAS No. 157) to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis (that is, at least annually). The adoption of FAS 157 for non-financial assets and liabilities had no impact on the Company’s condensed consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). Among other items, this statement changes disclosure requirements and requires entities to provide enhanced disclosures about how and why entities use derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” (SFAS No. 133) and related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 was effective for the Company as of January 1, 2009. The Company has included additional disclosures regarding its derivative instruments in order to comply with the provisions of SFAS No. 161. (See note 5.) The adoption of SFAS No. 161 had no impact on the Company’s condensed consolidated results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 was effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” on November 15, 2008. The adoption of SFAS No. 162 had no impact on the Company’s condensed consolidated results of operations or financial position.

In April 2009, the FASB issued FASB Staff Position (FSP) 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financials Instruments” (FSP 107-1 and APB 28-1). FSP 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 and APB 28-1 were effective for the Company as of April 1, 2009. Beginning with the Company’s Quarterly Report for the quarter ended June 30, 2009, the Company has included additional disclosures regarding the fair value of its financial instruments. The adoption of FSP 107-1 and APB 28-1 had no impact on the Company’s condensed consolidated results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). This statement establishes general accounting standards for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other items, SFAS No. 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should disclose events or transactions occurring after the balance sheet date, and the disclosures entities should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 was effective for the Company as of June 30, 2009. Beginning with the Company’s Quarterly Report for the quarter ended June 30, 2009, the Company has included additional disclosures regarding its review of subsequent events in order to comply with the provisions of SFAS No. 165. (See note 1.) The adoption of SFAS No. 165 had no impact on the Company’s condensed consolidated results of operations or financial position.

Recent Accounting Pronouncements—In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS No. 168). FASB has stated that the FASB Accounting Standards Codification (Codification) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 will be effective for the Company as of September 30, 2009. The Company is in the process of evaluating the impact the adoption of SFAS No. 168 will have on its condensed consolidated results of operations and financial position.

2.	Short-Term Investments and Available-For-Sale Securities

As of June 30, 2009, short-term investments and available-for-sale securities included Brazilian Treasury securities of approximately $8.8 million, whose original maturities were in excess of three months, and approximately $0.2 million of available-for-sale securities.

3.	Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the six months ended June 30, 2009 are as follows:

Balance as of December 31, 2008	$2,186,233
Additions	48,167
Effect of Foreign Currency Translation	(1,617)

Balance as of June 30, 2009	$2,232,783

The Company’s intangible assets subject to amortization consist of the following:

	Estimated Useful Lives	June 30, 2009	December 31, 2008
	(years)	(in thousands)
Acquired network location (1)	20	$1,077,519	$1,055,313
Acquired customer base	15-20	764,650	737,108
Acquired customer relationships	20	775,000	775,000
Deferred financing costs (2)	N/A	74,494	73,993
Acquired licenses and other intangibles	5-15	21,574	21,574
Economic Rights, TV Azteca	70	30,292	30,292

Total		2,743,529	2,693,280
Less accumulated amortization		(1,195,585)	(1,127,125)

Other intangible assets, net		$1,547,944	$1,566,155

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(1)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease or 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(2)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate. This amortization is included in interest expense, rather than in amortization of intangibles.

The Company amortizes these intangibles on a straight-line basis. As of June 30, 2009, the weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 4 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, was approximately 11 years. Amortization of intangible assets for the three and six months ended June 30, 2009 was approximately $35.9 million and $68.0 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively.

4.	Financing Transactions

Revolving Credit Facility and Term Loan—As of June 30, 2009, the Company had $700.0 million outstanding under its $1.25 billion senior unsecured revolving credit facility (Revolving Credit Facility) and had approximately $4.7 million of undrawn letters of credit outstanding. In March 2008, the Company increased its borrowing capacity under the Revolving Credit Facility by adding $325.0 million of term loan commitments (Term Loan). As of June 30, 2009, the Term Loan was fully drawn. The Company continues to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course.

7.25% Senior Notes Offering—On June 10, 2009, the Company completed an institutional private placement of $300.0 million aggregate principal amount of its 7.25% senior unsecured notes due 2019 (7.25% Notes). The net proceeds to the Company from the offering were approximately $291.6 million, after deducting commissions and expenses. The Company used $210.2 million of the net proceeds to finance the repurchase of its outstanding 7.50% notes due 2012 (7.50% Notes) through a cash tender offer. In addition, the Company used $50.0 million of the net proceeds to repay certain of its outstanding indebtedness incurred under its Revolving Credit Facility.

The 7.25% Notes mature on May 15, 2019, and interest is payable semiannually in arrears on May 15 and November 15 of each year, commencing November 15, 2009, to the persons in whose names the notes are registered at the close of business on the preceding May 1 and November 1, respectively. The Company may redeem the 7.25% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes will accrue from June 10, 2009 and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

If the Company undergoes a change of control and ratings decline, each as defined in the indenture for the 7.25% Notes, the Company may be required to repurchase all of the 7.25% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, and additional interest, if any, to but not including the date of repurchase. The 7.25% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries. The indenture contains certain covenants that restrict the Company’s ability to incur more subsidiary debt or permit subsidiaries to provide guarantees; create liens; and merge, consolidate or sell assets. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain indebtedness or liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such indebtedness and such liens do not exceed 3.5x Adjusted EBITDA as defined in the indenture.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Tender Offer for and Redemption of 7.50% Senior Notes—During the six months ended June 30, 2009, the Company repurchased an aggregate of $204.2 million principal amount of the 7.50% Notes pursuant to a cash tender offer. The Company paid $210.2 million, including approximately $1.7 million in accrued and unpaid interest, to holders of the 7.50% Notes using net proceeds from the institutional private placement of the 7.25% Notes discussed above. The Company recorded a charge of $6.0 million related to amounts paid in excess of carrying value and the write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2009. In June 2009, the Company issued a notice for the redemption of the $20.8 million principal amount of its 7.50% Notes that remained outstanding following the expiration of the tender offer. (See note 13.)

Stock Repurchase Program—During the six months ended June 30, 2009, the Company repurchased an aggregate of 2.3 million shares of its Class A common stock (Common Stock) for an aggregate of $69.6 million, including commissions and fees, pursuant to its $1.5 billion stock repurchase program approved by the Company’s Board of Directors in February 2008 (2008 Buyback). Between July 1, 2009 and July 24, 2009, the Company repurchased an additional 1.2 million shares of its Common Stock for an aggregate of $38.2 million, including commissions and fees. As of July 24, 2009, the Company had repurchased a total of 17.5 million shares of Common Stock for an aggregate of $641.2 million, including commissions and fees, pursuant to the 2008 Buyback.

Under the 2008 Buyback, the Company is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices in accordance with securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, the Company purchases its Common Stock pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which allows the Company to repurchase shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. In the near term, the Company expects to fund any further repurchases of its Common Stock through a combination of cash on hand, cash generated by operations and borrowings under its Revolving Credit Facility. Purchases under the 2008 Buyback are subject to the Company having available cash to fund repurchases.

5.	Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed through the use of derivative instruments is interest rate risk. The Company enters into interest rate protection agreements to manage exposure on the variable rate debt under its credit facilities and to manage variability in cash flows relating to forecasted interest payments. Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s credit risk exposure is limited to the current value of the contract at the time the counterparty fails to perform. The Company believes its contracts as of June 30, 2009 are with creditworthy institutions.

If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized immediately in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the period in which the change occurs.

As of June 30, 2009, the Company held fifteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $775.0 million, interest rates

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

ranging from 2.86% to 4.08% and expiration dates through March 2011. The Company utilizes these interest rate swap agreements to manage its exposure to variability in cash flows relating to forecasted interest payments under its Revolving Credit Facility and Term Loan. As of June 30, 2009, the carrying amounts of the Company’s derivative financial instruments, along with the estimated fair values of the related liabilities are as follows (in thousands):

	Balance Sheet Location	Notional Amount	Carrying Amount and Fair Value
Liabilities:
Interest rate swap agreements	Other long-term liabilities	$775,000	$23,317

During the six months ended June 30, 2009, the interest rate swap agreements held by the Company had the following impact on other comprehensive income (OCI) included in the condensed consolidated balance sheet and on the condensed consolidated statement of operations:

Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(9,678)	Interest expense	$(7,649)	N/A	N/A

In May 2009, the Company entered into a foreign currency exchange contract to hedge the foreign currency exposure associated with its acquisition of XCEL Telecom Private Limited (XCEL). (See note 11.) The foreign currency exchange contract was not designated as a hedging instrument and was settled upon the completion of the acquisition of XCEL on May 27, 2009. The settlement resulted in a gain of approximately $1.7 million, which was reflected in other income (expense) in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2009.

6.	Fair Value Measurements

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the following three levels of inputs that may be used to measure fair value:

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Items Measured at Fair Value on a Recurring Basis—Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 consist of the following (in thousands):

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments and available-for-sale securities (1)	$8,990			$8,990

Liabilities:
Interest rate swap agreements (2)		$23,317		$23,317

(1)	Consists of available-for-sale securities traded on active markets as well as certain Brazilian Treasury securities that are highly liquid and actively traded in over-the-counter markets.
(2)	Consists of interest rate swap agreements based on the London Interbank Offering Rate (LIBOR) swap rate whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.

The fair value of the Company’s interest rate swap agreements recorded as liabilities is included in other long-term liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2009. Fair valuations of the Company’s interest rate swap agreements reflect the value of the instrument including the values associated with counterparty risk. With the issuance of SFAS No. 157, these values must also take into account the Company’s own credit standing. As a result, the Company must include in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract.

Items Measured at Fair Value on a Nonrecurring Basis—The Company’s long-lived assets, intangibles and goodwill are measured at fair value on a nonrecurring basis. During the six months ended June 30, 2009, the Company did not record any changes to the fair value of these assets as a result of impairment.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments, with the exception of long-term obligations, including current portion, reasonably estimate the related fair values as of June 30, 2009 and December 30, 2009. The Company’s estimates of fair value of its long-term obligations, including current portion, are based primarily upon reported market values. As of June 30, 2009, the carrying value and fair value of long-term obligations, including current portion, were $4.4 billion and $4.3 billion, respectively. As of December 31, 2008, the carrying value and fair value of long-term obligations, including current portion, were $4.3 billion and $3.9 billion, respectively.

7.	Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

As of June 30, 2009 and December 31, 2008, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $43.4 million and $47.8 million, respectively. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 11 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $2.0 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (FIN 48), the Company recorded penalties and tax-related interest benefits during the three and six months ended June 30, 2009 of $15.7 million and $14.5 million, respectively. During the three and six months ended June 30, 2008, the Company recorded penalties and tax-related interest expense of $1.7 million and $2.1 million, respectively. As of June 30, 2009 and December 31, 2008, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the condensed consolidated balance sheets was $15.5 million and $29.1 million, respectively. During the quarter ended June 30, 2009, the Company recognized approximately $9.2 million of tax benefits previously considered uncertain as a result of the expiration of the applicable statute of limitations in one of its foreign jurisdictions. In addition, as a result of the findings in the audit described below, the Company reviewed certain deductions and reversed approximately $4.5 million of previously recognized tax benefits which are now considered uncertain.

The Company files numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. The Company is subject to examinations in various U.S. state jurisdictions for certain tax years. As a result of the Company’s ability to carry forward federal and state net operating losses, the applicable tax years remain open to examination until three years after the applicable loss carry forwards have been used or expired. The U.S. federal income tax examinations for tax years 2004 and 2005 were concluded during the three months ended June 30, 2009. Upon conclusion of the examinations, the Company recognized additional income tax expense of $13.7 million relating to the disallowance of certain deductions.

8.	Stock-Based Compensation

The Company recognized non-cash stock-based compensation expense during the three and six months ended June 30, 2009 of approximately $12.8 million and $37.2 million, respectively, and non-cash stock-based compensation expense during the three and six months ended June 30, 2008 of approximately $13.6 million and $29.9 million, respectively. Non-cash stock-based compensation expense for the six months ended June 30, 2009 includes $6.6 million related to the modification of certain stock option awards during the six months ended June 30, 2009. The Company did not capitalize any non-cash stock-based compensation during the six months ended June 30, 2009 and 2008.

Stock Options—During the six months ended June 30, 2009, the Company granted stock options to purchase 1.6 million shares of its Common Stock pursuant to its 2007 Equity Incentive Plan (2007 Plan).

The following table summarizes the Company’s option activity for the six months ended June 30, 2009:

Number of Options
Outstanding as of January 1, 2009	13,185,866
Granted	1,617,702
Exercised	(867,886)
Forfeited	(258,235)

Outstanding as of June 30, 2009	13,677,447

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to determine the grant date fair value for options granted during the six months ended June 30, 2009:

Range of risk-free interest rate	1.41% - 2.04%
Weighted average risk-free interest rate	1.70%
Expected life of option grants	4.00 years
Range of expected volatility of underlying stock price	36.16% - 36.63%
Weighted average expected volatility of underlying stock price	36.23%
Expected annual dividends	N/A

As of June 30, 2009, total unrecognized compensation expense related to unvested stock options was $50.5 million, and is expected to be recognized over a weighted average period of approximately two years. A summary of weighted average grant date fair value and fair value of options vested during the six months ended June 30, 2009 is as follows:

Weighted average grant date fair value per share	$8.90
Weighted average fair value of options vested (in millions)	$33.40

Restricted Stock Units—During the six months ended June 30, 2009, the Company granted restricted stock units with respect to 1.3 million shares of its Common Stock pursuant to the 2007 Plan.

The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2009:

Number of Units
Outstanding as of January 1, 2009	1,138,268
Granted	1,267,097
Vested	(278,896)
Forfeited	(86,724)

Outstanding as of June 30, 2009	2,039,745

The total fair value of the restricted stock units that vested during the six months ended June 30, 2009 was $10.4 million. As of June 30, 2009, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan was $52.7 million, and is expected to be recognized over a weighted average period of approximately three years.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan (ESPP) for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the six months ended June 30, 2009, 46,639 shares were purchased by employees under the ESPP and the fair value of such shares was $5.98.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Key assumptions used to apply the Black-Scholes pricing model for shares purchased through the ESPP during the six months ended June 30, 2009 are as follows:

Approximate risk-free interest rate	0.44%
Expected life of shares	6 months
Expected volatility of underlying stock price	35.31%
Expected annual dividends	N/A

9.	Earnings per Common Share

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

For the three and six months ended June 30, 2009, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 1.2 million, and shares issuable upon exercise of the Company’s stock options and share based awards of 10.3 million and 10.4 million, respectively, as the effect would be anti-dilutive. For the three and six months ended June 30, 2008, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 1.2 million, and shares issuable upon exercise of the Company’s stock options and share based awards of 6.2 million and 6.0 million, respectively, as the effect would be anti-dilutive.

The following table sets forth basic and diluted income from continuing operations per common share computational data for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income from continuing operations attributable to American Tower Corporation	$51,229	$50,683	$106,760	$92,857

Effect of convertible notes	747	1,606	1,494	3,328

Income available to common shareholders, as adjusted for diluted earnings	$51,976	$52,289	$108,254	$96,185

Basic weighted average common shares outstanding	397,418	396,935	397,300	397,031
Dilutive securities:
Stock options, warrants and convertible notes	11,414	24,682	11,555	25,457

Diluted weighted average common shares outstanding	408,832	421,617	408,855	422,488

Basic income from continuing operations attributable to American Tower Corporation per common share	$0.13	$0.13	$0.27	$0.23

Diluted income from continuing operations attributable to American Tower Corporation per common share	$0.13	$0.12	$0.26	$0.23

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

10.	Commitments and Contingencies

Legal and Governmental Proceedings Related to Review of Stock Option Granting Practices and Related Accounting—During the year ended December 31, 2006, the Company received a letter of informal inquiry from the SEC Division of Enforcement, a subpoena from the United States Attorney’s Office for the Eastern District of New York, and an Information Document Request from the Internal Revenue Service (IRS), each requesting documents and other information related to Company stock option grants and stock option practices. In addition, in August 2007, the Company received a request for information from the Department of Labor (DOL) with respect to the Company’s retirement savings plan, including documents related to Company stock option grants and the Company’s historical stock option administrative practices. The Company has become aware that a former officer of the Company has received and responded to a “Wells” notice from the SEC, which affords such individual the opportunity to make a submission to the SEC with respect to contemplated civil enforcement recommendations against such individual for certain violations of the federal securities laws. In September 2008, the DOL concluded its review and advised the Company that no action would be taken. The reviews being conducted by the SEC, the U.S. Attorney’s Office and the IRS remain ongoing, and the Company continues to cooperate on these matters. For more information, see note 16 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

On May 24, 2006 and June 14, 2006, two shareholder derivative lawsuits were filed in Suffolk County Superior Court in Massachusetts by Eric Johnston and Robert L. Garber, respectively. The lawsuits were filed against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties and unjust enrichment in connection with the Company’s historical stock option granting practices. The lawsuits also named the Company as a nominal defendant. The lawsuits sought to recover the damages sustained by the Company and disgorgement of all profits received with respect to the alleged backdated stock options. In October 2006, these two lawsuits were consolidated, and in October 2007, the court dismissed the complaint,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

without leave to amend, due to the plaintiffs’ failure to make a demand upon the Company’s Board of Directors before initiating their lawsuits. In December 2007, the plaintiffs filed an appeal of that decision to the Massachusetts Court of Appeals, and in April 2008, the Company filed a motion to dismiss the appeal as moot. In June 2008, the Massachusetts Supreme Judicial Court elected, on its own motion, to hear the appeal, and in April 2009, affirmed the judgment dismissing the complaint without leave to amend due to failure to adequately establish demand futility and dismissed the complaint with prejudice. The plaintiffs’ right to initiate a new claim based on the response to the demand made at the time of dismissal expired in July 2009.

Mexico Litigation—One of the Company’s subsidiaries, SpectraSite Communications, Inc. (SCI), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI that was sold in 2002, prior to the Company’s merger with SCI’s parent in 2005. The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for the Company is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have full jurisdiction over SCI. These decisions were appealed by the plaintiff, and in July 2008, they were reversed by an intermediate Mexican appellate court. In its decision, the intermediate appellate court identified potential damages of approximately $23.0 million. SCI appealed that ruling to a higher constitutional court in Mexico. In January 2009, the constitutional court ruled in SCI’s favor, remanding the case back to the intermediate appellate court for further proceedings. In March 2009, the intermediate appellate court issued its decision, which reasserts jurisdiction and reimposes liability on SCI. In April 2009, SCI filed an appeal of this decision to the higher constitutional court, as permitted under Mexican law, on the grounds that the decision of the intermediate appellate court is inconsistent with the January 2009 ruling of the higher constitutional court and Mexican law. As a result of the pending appeal, the Company is unable to estimate its share, if any, of potential liability at this stage of the proceedings.

AT&T Transaction—SpectraSite entered into an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (AT&T), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SpectraSite has the option to purchase the sites subject to the lease or sublease upon their expiration. Each of the towers is assigned into an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $393.6 million as of June 30, 2009, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by SpectraSite at the expiration of the lease or sublease, AT&T has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL (which completed its merger with Verizon Wireless in January 2009) to acquire communications towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase these towers at the expiration of the sublease period, which will occur between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the sublease period. The aggregate purchase option price for the subleased towers was approximately $62.3 million as of June 30, 2009. At ALLTEL’s option, at the expiration of the sublease period, the purchase price will be payable in cash or with 769 shares of the Company’s Common Stock per tower.

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

11.	Business Acquisition

On May 27, 2009, the Company acquired 100% of the outstanding common and preferred stock of XCEL for an aggregate cash purchase price of approximately $98.0 million. XCEL provides shared telecom infrastructure services to telecom operators in India. At closing, XCEL owned approximately 1,660 towers located in fifteen telecom circles in India. Additionally, XCEL had approximately 70 towers in various stages of development. The acquisition of XCEL is consistent with the Company’s strategy to expand in selected markets around the world.

The acquisition of XCEL has been accounted for as a business combination in accordance with SFAS No. 141R. The operating results of the acquired business have been included in the Company’s condensed consolidated results of operations since the date of acquisition. The operating results of XCEL for periods prior to the acquisition by the Company were not material to the Company’s condensed consolidated results of operations and accordingly, pro forma results of operations have not been presented. The purchase price was preliminarily allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets and assumed liabilities at the date of acquisition. The preliminary goodwill of $45.9 million is calculated as the purchase premium after first allocating the purchase price to the fair value of net assets acquired and represents future growth opportunities and established infrastructure that XCEL provides. The allocation of the purchase price will be finalized upon completion of analyses of the fair value of XCEL’s assets and liabilities and certain tax matters. These analyses include examination of the underlying book and tax records, completion of an appraisal of certain tangible and intangible assets and liabilities and a full assessment of legal and tax contingencies.

The following table summarizes the aggregate purchase consideration paid for XCEL and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets (1)	$28,782
Other non-current assets (2)	30,362
Property and equipment	84,541
Intangible assets (3)	47,133
Current liabilities	(26,673)
Long-term debt	(72,013)
Other long-term liabilities (2)	(40,003)

Fair value of net assets acquired	52,129

Preliminary goodwill (4)	45,867

(1)	Includes approximately $5.6 million of accounts receivable which approximates the gross value due the Company under certain contractual arrangements.
(2)	Includes contingent amounts of approximately $25.6 million related to tax positions related to the acquisition and a related indemnification asset.
(3)	Consists of customer relationships of approximately $24.7 million and network capacity of approximately $22.5 million. The customer relationships and network capacity are being amortized on a straight-line basis over a period of 20 years.
(4)	No goodwill is expected to be deductible for income tax purposes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

12.	Business Segments

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

The accounting policies applied in compiling segment information below are similar to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In evaluating financial performance, management focuses on segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expenses. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the rental and management segment operating profit and segment gross margin also include interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other (expense) income, noncontrolling interest in net earnings of subsidiaries, income on equity method investments, income taxes and discontinued operations.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2009 and 2008 is shown in the table below. The Other column below represents amounts excluded from specific segments, such as stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; other operating expenses; interest income; interest expense; loss on retirement of long-term obligations; and other (expense) income, as well as reconciles segment operating profit to income before income taxes and income on equity method investments.

Three months ended June 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2009
Segment revenues	$406,751	$16,607		$423,358
Segment operating expenses	92,330	10,243		102,573
Interest income, TV Azteca, net	3,585			3,585

Segment gross margin	318,006	6,364		324,370

Segment selling, general, administrative and development expenses	22,621	1,412		24,033

Segment operating profit	$295,385	$4,952		300,337

Other selling, general, administrative and development expense			$25,828	25,828
Depreciation, amortization and accretion	$99,944	$692	1,827	102,463
Other expenses (principally interest expense)			69,197	69,197

Income from continuing operations before income taxes and income on equity method investments				$102,849

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Three months ended June 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2008
Segment revenues	$384,343	$9,385		$393,728
Segment operating expenses	91,952	4,922		96,874
Interest income, TV Azteca, net	3,584			3,584

Segment gross margin	295,975	4,463		300,438

Segment selling, general, administrative and development expenses	16,092	880		16,972

Segment operating profit	$279,883	$3,583		283,466

Other selling, general, administrative and development expense			$24,812	24,812
Depreciation, amortization and accretion	$97,123	$611	1,963	99,697
Other expenses (principally interest expense)			63,649	63,649

Income from continuing operations before income taxes and income on equity method investments				$95,308

Six months ended June 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2009
Segment revenues	$802,698	$29,338		$832,036
Segment operating expenses	182,420	17,858		200,278
Interest income, TV Azteca, net	7,084			7,084

Segment gross margin	627,362	11,480		638,842

Segment selling, general, administrative and development expenses	40,265	2,947		43,212

Segment operating profit	$587,097	$8,533		595,630

Other selling, general, administrative and development expense			$64,281	64,281
Depreciation, amortization and accretion	$197,326	$1,357	3,648	202,331
Other expenses (principally interest expense)			133,384	133,384

Income from continuing operations before income taxes and income on equity method investments				$195,634

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Six months ended June 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2008
Segment revenues	$758,326	$17,586		$775,912
Segment operating expenses	178,883	8,549		187,432
Interest income, TV Azteca, net	7,125			7,125

Segment gross margin	586,568	9,037		595,605

Segment selling, general, administrative and development expenses	32,478	2,193		34,671

Segment operating profit	$554,090	$6,844		560,934

Other selling, general, administrative and development expense			$56,022	56,022
Depreciation, amortization and accretion	$192,147	$1,191	3,431	196,769
Other expenses (principally interest expense)			129,792	129,792

Income from continuing operations before income taxes and income on equity method investments				$178,351

13.	Subsequent Events

7.50% Senior Notes—In June 2009, the Company issued a notice for the redemption of the 7.50% Notes that remained outstanding following the expiration of its tender offer. On July 20, 2009, the Company redeemed the remaining $20.8 million aggregate principal amount of its 7.50% Notes in accordance with the indenture for the 7.50% Notes at a price equal to 101.875% of the principal amount, plus accrued and unpaid interest, for an aggregate purchase price of $21.5 million. The Company used available cash on hand to fund the redemption. Upon completion of this redemption, none of the 7.50% Notes remained outstanding.

3.00% Convertible Notes—On August 6, 2009, the Company issued a notice for the redemption of all of the $162.2 million aggregate principal amount of its outstanding 3.00% convertible notes due August 15, 2012 (3.00% Notes). In accordance with the redemption provisions of the 3.00% Notes and the indenture for the 3.00% Notes, the notes will be redeemed at a price equal to 101.125% of the principal amount. In addition, the Company will pay accrued and unpaid interest on the redeemed notes up to, but excluding, the redemption date. In accordance with the conversion provisions of the 3.00% Notes and the indenture for the 3.00% Notes, holders of the notes have the right at any time until and including, but not after, the close of business on August 26, 2009, to convert their notes into shares of the Company’s Common Stock at a conversion rate of 48.7805 shares per $1,000 principal amount of notes.

Brazil Acquisition—On June 25, 2009, the Company agreed to acquire up to 350 communications tower sites and related third party leases located in Brazil for an aggregate purchase price of approximately $70 million. In July 2009, the Company completed the first tranche of this transaction, acquiring 230 communications tower sites and related third party leases for an aggregate purchase price of approximately $50 million.

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

The discussion and analysis of our financial condition and results of operations that follow are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” beginning on page 35 and our Annual Report on Form 10-K for the year ended December 31, 2008, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a leading wireless and broadcast communications infrastructure company with a portfolio of over 25,800 communications sites, including wireless communications towers, broadcast communications towers and distributed antenna system (“DAS”) networks. Our portfolio of wireless and broadcast tower sites consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of June 30, 2009, approximately 19,600 sites in the United States and approximately 6,000 sites in Mexico, Brazil and India. Our portfolio also includes approximately 200 DAS networks that we operate in malls, casinos and other in-building applications in the United States and Mexico. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners in the United States, Mexico and Brazil. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. This segment of our business, which we refer to as our rental and management segment, accounted for approximately 96% of our total revenues for the three and six months ended June 30, 2009.

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

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment gross margin and segment operating profit as a means to measure operating performance in these business segments. We define segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expenses. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the rental and management segment also include interest income, TV Azteca, net (see note 12 to our condensed consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), income attributable to noncontrolling interest, income on equity method investments, income taxes and discontinued operations.

Results of Operations

Three Months Ended June 30, 2009 and 2008 (dollars in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
REVENUES:
Rental and management	$406,751	$384,343	$22,408	6%
Network development services	16,607	9,385	7,222	77

Total revenues	423,358	393,728	29,630	8

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	92,330	91,952	378	—
Network development services	10,243	4,922	5,321	108
Depreciation, amortization and accretion	102,463	99,697	2,766	3
Selling, general, administrative and development expense (including stock-based compensation expense of $12,836 and $13,597, respectively)	49,861	41,784	8,077	19
Other operating expenses	2,014	583	1,431	245

Total operating expenses	256,911	238,938	17,973	8

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	3,585	3,584	1	—
Interest income	482	979	(497)	(51)
Interest expense	(62,654)	(62,508)	146	—
Loss on retirement of long-term obligations	(5,994)	(211)	5,783	2,741
Other income (expense)	983	(1,326)	2,309	174
Income tax provision	(51,428)	(44,535)	6,893	15
Income on equity method investments	7	8	(1)	(13)

Income from continuing operations	51,428	50,781	647	1
Income from discontinued operations, net	5,060	108,103	(103,043)	(95)

Net income	56,488	158,884	(102,396)	(64)
Net income attributable to noncontrolling interest	(199)	(98)	(101)	(103)

Net income attributable to American Tower Corporation	$56,289	$158,786	(102,497)	(65)%

Total Revenues

Total revenues for the three months ended June 30, 2009 were $423.4 million, an increase of $29.6 million from the three months ended June 30, 2008. Approximately $22.4 million of the increase was attributable to an increase in rental and management revenue, with the remaining portion of the increase attributable to network development services revenue.

Rental and Management Revenue

Rental and management revenue for the three months ended June 30, 2009 was $406.8 million, an increase of $22.4 million from the three months ended June 30, 2008. Approximately $14.1 million of the increase resulted from incremental revenue generated by communications sites that existed in our portfolio during the entire period between April 1, 2008 and June 30, 2009, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators, partially offset by unfavorable foreign currency exchange rates and the impact of straight-line lease accounting. Approximately $8.3 million of the increase resulted from approximately 2,780 communications sites acquired and/or constructed subsequent to April 1, 2008. We believe that our rental and management revenue will grow as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless service providers.

Network Development Services Revenue

Network development services revenue for the three months ended June 30, 2009 was $16.6 million, an increase of $7.2 million from the three months ended June 30, 2008. This increase was primarily attributable to revenues generated from our site acquisition, zoning, permitting and installation services. As we continue to focus on and grow our rental and management business, we anticipate that our network development services revenue will continue to represent only a small percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2009 were $256.9 million, an increase of $18.0 million from the three months ended June 30, 2008. The increase was primarily attributable to an increase in selling, general, administrative and development expense of $8.1 million and an increase in expenses within our network development services segment of $5.3 million. The increases in depreciation, amortization and accretion expenses of $2.8 million and in other operating expenses of $1.4 million also contributed to the increase in total operating expenses.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the three months ended June 30, 2009 was $92.3 million, an increase of $0.4 million from the three months ended June 30, 2008. The increase was primarily the result of a $3.3 million increase in expenses related to approximately 2,780 sites acquired and/or constructed subsequent to April 1, 2008, offset by a decrease of $2.9 million in expenses attributable to communications sites that existed in our portfolio during the period between April 1, 2008 and June 30, 2009, primarily due to the impact of fluctuations in foreign currency exchange rates.

Rental and management segment gross margin for the three months ended June 30, 2009 was $318.0 million, an increase of $22.0 million from the three months ended June 30, 2008. The increase primarily resulted from the additional rental and management revenue described above.

Rental and management segment operating profit for the three months ended June 30, 2009 was $295.4 million, an increase of $15.5 million from the three months ended June 30, 2008. This was comprised of the $22.0 million increase in rental and management segment gross margin described above, partially offset by an increase of approximately $6.5 million in selling, general, administrative and development expenses related to the rental and management segment.

Network Development Services Expense

Network development services expense for the three months ended June 30, 2009 was $10.2 million, an increase of $5.3 million from the three months ended June 30, 2008. The increase correlates to the growth in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion for the three months ended June 30, 2009 was $102.5 million, an increase of $2.8 million from the three months ended June 30, 2008. This increase was primarily attributable to an increase in property, plant and equipment (including the property, plant and equipment acquired from XCEL Telecom Private Limited (“XCEL”) (See note 11 to our condensed consolidated financial statements included herein)) from June 30, 2008 to June 30, 2009.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the three months ended June 30, 2009 was $49.9 million, an increase of $8.1 million from the three months ended June 30, 2008. The increase was primarily attributable to an increase of $4.8 million of bad debt expense and increases in various administrative expenses. For the three months ended June 30, 2008, selling, general, administrative and development expense included a one-time reduction related to payroll tax expense of approximately $3.1 million.

Other Operating Expenses

Other operating expenses for the three months ended June 30, 2009 were $2.0 million, an increase of $1.4 million from the three months ended June 30, 2008. The increase was primarily attributable to approximately $1.2 million in acquisition related costs which have been expensed under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”).

Loss on Retirement of Long-Term Obligations

Loss on retirement of long-term obligations for the three months ended June 30, 2009 was $6.0 million, an increase of $5.8 million from the three months ended June 30, 2008.

During the three months ended June 30, 2009, pursuant to a tender offer, we repurchased an aggregate of $204.2 million principal amount of 7.50% notes due 2012 (“7.50% Notes”) for an aggregate purchase price of $210.2 million in cash. As a result of this transaction, we recorded a charge of $6.0 million related to the amounts paid in excess of carrying value and the write-off of the related deferred financing fees.

Other Income (Expense)

Other income for the three months ended June 30, 2009 was approximately $1.0 million, as compared to other expense of approximately $1.3 million for the three months ended June 30, 2008. During the three months ended June 30, 2009, we recorded a gain of approximately $1.7 million on the settlement of a foreign currency exchange contract executed to hedge the foreign currency exposure associated with our acquisition of XCEL, offset by foreign currency remeasurement losses of approximately $0.8 million. During the three months ended June 30, 2008, we recorded foreign currency remeasurement losses of approximately $1.3 million.

Income Tax Provision

The income tax provision for the three months ended June 30, 2009 was $51.4 million, an increase of $6.9 million from the three months ended June 30, 2008. The effective tax rate was 50.0% for the three months ended June 30, 2009, as compared to an effective tax rate of 46.7% for the three months ended June 30, 2008. The increase in the effective tax rate for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, is primarily due to the discrete impact of foreign currency fluctuations on certain tax items, IRS audit adjustments, partially offset by the decrease in certain tax reserves.

The effective tax rates on income from continuing operations for the three months ended June 30, 2009 and June 30, 2008 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, IRS audit adjustments, tax reserves and state taxes.

Income from Discontinued Operations, Net

Income from discontinued operations, net for the three months ended June 30, 2009 was $5.1 million, a decrease of $103.0 million from the three months ended June 30, 2008. The decrease is primarily attributable to the recording of an income tax benefit during the three months ended June 30, 2008, related to losses associated with our investment in our wholly subsidiary, Verestar, Inc. (“Verestar”). Verestar filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. In April 2008, the bankruptcy court approved Verestar’s plan of liquidation. We recorded an income tax benefit of $106.1 million as income from discontinued operations during the three months ended June 30, 2008.

Six Months Ended June 30, 2009 and 2008 (dollars in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
REVENUES:
Rental and management	$802,698	$758,326	44,372	6%
Network development services	29,338	17,586	11,752	67

Total revenues	832,036	775,912	56,124	7

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	182,420	178,883	3,537	2
Network development services	17,858	8,549	9,309	109
Depreciation, amortization and accretion	202,331	196,769	5,562	3
Selling, general, administrative and development expense (including stock-based compensation expense of $37,174 and $29,862, respectively)	107,493	90,693	16,800	19
Other operating expenses	5,203	1,372	3,831	279

Total operating expenses	515,305	476,266	39,039	8

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	7,084	7,125	(41)	(1)
Interest income	981	1,942	(961)	(49)
Interest expense	(124,222)	(128,022)	(3,800)	(3)
Loss on retirement of long-term obligations	(5,994)	(236)	5,758	2,440
Other income (expense)	1,054	(2,104)	3,158	150
Income tax provision	(88,535)	(85,336)	3,199	4
Income on equity method investments	17	13	4	31

Income from continuing operations	107,116	93,028	14,088	15
Income from discontinued operations, net	8,130	108,084	(99,954)	(92)

Net income	115,246	201,112	(85,866)	(43)
Net income attributable to noncontrolling interest	(356)	(171)	(185)	(108)

Net income attributable to American Tower Corporation	$114,890	$200,941	(86,051)	(43)%

Total Revenues

Total revenues for the six months ended June 30, 2009 were $832.0 million, an increase of $56.1 million from the six months ended June 30, 2008. Approximately $44.4 million of the increase was attributable to an increase in rental and management revenue, with the remaining portion of the increase attributable to network development services revenue.

Rental and Management Revenue

Rental and management revenue for the six months ended June 30, 2009 was $802.7 million, an increase of $44.4 million from the six months ended June 30, 2008. Approximately $30.1 million of the increase resulted from incremental revenue generated by communications sites that existed in our portfolio during the entire period between January 1, 2008 and June 30, 2009, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual escalators, partially offset by unfavorable foreign currency exchange rates and the impact of straight-line lease accounting. Approximately $14.3 million of the increase resulted from approximately 3,000 communications sites acquired and/or constructed subsequent to January 1, 2008. We believe that our rental and management revenue will grow as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to come from wireless service providers.

Network Development Services Revenue

Network development services revenue for the six months ended June 30, 2009 was $29.3 million, an increase of $11.8 million from the six months ended June 30, 2008. This increase was primarily attributable to revenues generated from our site acquisition, zoning, permitting and installation services. As we continue to focus on and grow our rental and management business, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2009 were $515.3 million, an increase of $39.0 million from the six months ended June 30, 2008. The increase was primarily attributable to an increase in selling, general, administrative and development expense of $16.8 million and increases in expenses within our network development services segment of $9.3 million and rental and management segment of $3.5 million. The increases in depreciation, amortization and accretion expenses of $5.6 million and in other operating expenses of $3.8 million also contributed to the increase in total operating expenses.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the six months ended June 30, 2009 was $182.4 million, an increase of $3.5 million from the six months ended June 30, 2008. The increase was primarily the result of a $5.9 million increase in expenses related to approximately 3,000 sites acquired and/or constructed subsequent to January 1, 2008, offset by a decrease of $2.4 million in expenses attributable to communications sites that existed in our portfolio during the period between January 1, 2008 and June 30, 2009, primarily due to the impact of fluctuations in foreign currency exchange rates.

Rental and management segment gross margin for the six months ended June 30, 2009 was $627.4 million, an increase of $40.8 million from the six months ended June 30, 2008. The increase primarily resulted from additional rental and management revenue described above.

Rental and management segment operating profit for the six months ended June 30, 2009 was $587.1 million, an increase of $33.0 million from the six months ended June 30, 2008. This was comprised of the $40.8 million increase in rental and management segment gross margin described above, partially offset by an increase of approximately $7.8 million in selling, general, administrative and development expenses related to our rental and management segment.

Network Development Services Expense

Network development services expense for the six months ended June 30, 2009 was $17.9 million, an increase of $9.3 million from the six months ended June 30, 2008. The increase correlates to the growth in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion for the six months ended June 30, 2009 was $202.3 million, an increase of $5.6 million from the six months ended June 30, 2008. This increase was primarily attributable to an increase in property, plant and equipment (including the property, plant and equipment acquired from XCEL (see note 11 to our condensed consolidated financial statements included herein)) from June 30, 2008 to June 30, 2009.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the six months ended June 30, 2009 was $107.5 million, an increase of $16.8 million from the six months ended June 30, 2008. The increase was primarily attributable to an increase of approximately $7.3 million in non-cash stock based compensation expense, which was principally driven by the additional expense recognized upon the modification of certain stock option awards during the six months ended June 30, 2009, an increase of $4.8 million of bad debt expense and increases in various administrative expenses. For the six months ended June 30, 2008, selling, general, administrative and development expense included a one-time reduction related to payroll tax expense of approximately $3.1 million.

Other Operating Expenses

Other operating expenses for the six months ended June 30, 2009 were $5.2 million, an increase of $3.8 million from the six months ended June 30, 2008. The increase was primarily attributable to approximately $3.8 million in acquisition related costs which have been expensed due to the adoption of SFAS No. 141R on January 1, 2009. Approximately $1.2 million of these costs are related to the expensing of amounts which had been recorded as other long-term assets at December 31, 2008 for pending acquisitions and the remaining $2.6 million relates to additional acquisition related costs incurred during the six months ended June 30, 2009.

Interest Expense

Interest expense for the six months ended June 30, 2009 was $124.2 million, a decrease of $3.8 million from the six months ended June 30, 2008. The decrease was primarily attributable to a decrease in average outstanding debt of approximately $85.1 million coupled with a decrease in the average borrowing rate.

Loss on Retirement of Long-Term Obligations

Loss on retirement of long-term obligations for the six months ended June 30, 2009 was $6.0 million, an increase of $5.8 million from the six months ended June 30, 2008.

During the six months ended June 30, 2009, pursuant to a tender offer, we repurchased an aggregate of $204.2 million principal amount of 7.50% Notes for an aggregate purchase price of $210.2 million in cash. As a result of this transaction, we recorded a charge of $6.0 million related to the amounts paid in excess of carrying value and the write-off of the related deferred financing fees.

Other Income (Expense)

Other income for the six months ended June 30, 2009 was approximately $1.1 million, as compared to other expense of approximately $2.1 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, we recorded a gain of approximately $1.7 million on the settlement of a foreign currency exchange contract executed to hedge the foreign currency exposure associated with our acquisition of XCEL, offset by foreign currency remeasurement losses of approximately $1.0 million. During the three months ended June 30, 2008, we recorded foreign currency remeasurement losses of approximately $2.1 million.

Income Tax Provision

The income tax provision for the six months ended June 30, 2009 was $88.5 million, a increase of $3.2 million from the six months ended June 30, 2008. The effective tax rate was 45.3% for the six months ended June 30, 2009, as compared to an effective tax rate of 47.8% for the six months ended June 30, 2008. The reduction in the effective tax rate for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, is primarily due to the discrete impact of foreign currency fluctuations on certain tax items, IRS audit adjustments, partially offset by the decrease in certain tax reserves.

The effective tax rates on income from continuing operations for the six months ended June 30, 2009 and June 30, 2008 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, IRS audit adjustments, tax reserves and state taxes.

Income from Discontinued Operations, Net

Income from discontinued operations, net for the six months ended June 30, 2009 was $8.1 million, a decrease of $100.0 million from the six months ended June 30, 2008. This decrease is primarily attributable to the recording of an income tax benefit of $106.1 million during the six months ended June 30, 2008, related to losses associated with our investment in Verestar as income from discontinued operations during the six months ended June 30, 2008, partially offset by an insurance reimbursement received during the six months ended June 30, 2009 for approximately $5.0 million related to the Verestar bankruptcy settlement.

Liquidity and Capital Resources

The information in this section updates as of June 30, 2009 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2008 and should be read in conjunction with that report.

Overview

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt and equity offerings. As of June 30, 2009, we had approximately $868.9 million of total liquidity, comprised of approximately $323.7 million in cash and cash equivalents and the ability to borrow approximately $545.3 million under our $1.25 billion senior unsecured revolving credit facility (“Revolving Credit Facility”). In March 2008, we increased our borrowing capacity under the Revolving Credit Facility by adding $325.0 million of term loan commitments (“Term Loan”), and as of June 30, 2009, the Term Loan was fully drawn. As of June 30, 2009, our cash and cash equivalents increased by $171.5 million as compared to June 30, 2008. Summary cash flow information for the six months ended June 30, 2009 and 2008 is set forth below (in thousands).

	Six Months Ended June 30,
	2009	2008
Net cash provided by (used for):
Operating activities	$409,346	$359,133
Investing activities	(211,781)	(128,948)
Financing activities	(16,847)	(111,178)
Net effect of changes in exchange rates on cash and cash equivalents	(158)	—

Net increase in cash and cash equivalents	$180,560	$119,007

We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, tower construction, DAS network installations, and tower and land acquisitions. We also use our cash flows to fund refinancings and repurchases of our outstanding indebtedness, as well as our stock repurchase programs.

As of June 30, 2009, we had total outstanding indebtedness of approximately $4.4 billion. During the six months ended June 30, 2009 and the year ended December 31, 2008, we generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations. We believe the cash generated by operations during the next twelve months will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for the next twelve months. During 2009, if the financial and credit markets improve, we expect that we may opportunistically raise additional capital to fund stock repurchases, repurchase existing debt and for other general corporate purposes.

Cash Flows from Operating Activities

For the six months ended June 30, 2009, cash provided by operating activities was $409.3 million, an increase of approximately $50.2 million as compared to the six months ended June 30, 2008. This increase was primarily attributable to an increase of approximately $43.2 million in the gross margin of our operating segments and a decrease of approximately $6.5 million in interest costs.

Each of our rental and management and network development services segments is expected to generate cash flows from operations during 2009 in excess of its cash needs for operating expenses and capital expenditures for tower construction, improvements and acquisitions.

Cash Flows from Investing Activities

For the six months ended June 30, 2009, cash used for investing activities was $211.8 million, an increase of approximately $82.8 million as compared to the six months ended June 30, 2008. This increase was primarily attributable to the acquisition of XCEL in May 2009 (see note 11 to the condensed consolidated financial statements), increased spending on the purchase of property and equipment and construction activities and increased purchases of short-term investments.

During the six months ended June 30, 2009, payments for purchases of property and equipment and construction activities totaled $113.9 million, including $34.5 million of capital expenditures related to the maintenance, improvement and augmentation of our existing communications sites, $59.1 million spent in connection with the construction of 404 communications tower sites and the installation of eight in-building DAS networks, $17.6 million spent to acquire land under our towers that was subject to ground agreements (including leases), and $2.7 million spent on information technology improvements. In addition, during the six months ended June 30, 2009, we spent $86.7 million, net of $11.3 million in cash acquired, to acquire XCEL and $6.6 million to acquire 14 communications tower sites.

We plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our return on investment criteria. We expect that our 2009 total capital expenditures will be between approximately $220.0 million and $255.0 million, including $45.0 million for capital improvements and corporate expenditures, between $30.0 million and $35.0 million for the redevelopment of existing communications sites, between $30.0 million and $40.0 million for ground lease purchases and between $115.0 million and $135.0 million for the construction of approximately 900 to 1,100 new communications sites, including towers and DAS networks, and for the installation of shared back-up power generators at certain of our tower sites.

Cash Flows from Financing Activities

For the six months ended June 30, 2009, cash used for financing activities was $16.8 million, as compared to cash used for financing activities of $111.2 million during the six months ended June 30, 2008. The $16.8 million of cash used for financing activities during the six months ended June 30, 2009 primarily related to the tender offer for the 7.50% Notes, repayment of credit facilities and capital leases of approximately $257.5 million; payments for the repurchase of our Class A common stock (“Common Stock”) of $65.7 million, which consisted of approximately $63.2 million of Common Stock and $2.5 million of amounts surrendered in connection with the vesting of restricted stock units, partially offset by $300.0 million ($291.6 million, net of commissions and expenses) of proceeds from the issuance of the 7.25% senior unsecured notes due 2019 (“7.25% Notes”) and approximately $16.1 million of proceeds from stock options, warrants and the employee stock purchase plan. The $111.2 million of cash used for financing activities during the six months ended June 30, 2008 primarily related to the repayment of notes payable, credit facilities and capital leases of approximately $326.3 million and payments for the repurchases of our Common Stock of $296.6 million, partially offset by $475.0 million of borrowings under the Revolving Credit Facility and Term Loan.

Revolving Credit Facility.    As of June 30, 2009, we had $700.0 million outstanding and the ability to borrow approximately $545.3 million under the Revolving Credit Facility. We continue to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course.

The Borrower under the Revolving Credit Facility is American Tower Corporation. The Revolving Credit Facility has a term of five years and matures on June 8, 2012. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Revolving Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. The Revolving Credit Facility allows us to use borrowings for our and our subsidiaries’ working capital needs and other general corporate purposes (including, without limitation, to refinance or repurchase other indebtedness and, provided certain conditions are met, to repurchase our equity securities, in each case without additional lender approval).

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

7.25% Senior Notes Offering—On June 10, 2009, we completed an institutional private placement of $300.0 million aggregate principal amount of our 7.25% Notes. The net proceeds to us from the offering were approximately $291.6 million, after deducting commissions and expenses. We used $210.2 million of the net proceeds to finance the repurchase of our outstanding 7.50% Notes through a tender offer. In addition, we used $50.0 million of the net proceeds to repay certain of our outstanding indebtedness incurred under our Revolving Credit Facility.

The 7.25% Notes mature on May 15, 2019, and interest is payable semiannually in arrears on May 15 and November 15 of each year, commencing November 15, 2009, to the persons in whose names the notes are registered at the close of business on the preceding May 1 and November 1, respectively. We may redeem the 7.25% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes will accrue from June 10, 2009 and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

If we undergo a change of control, as defined in the indenture for the 7.25% Notes, or ratings decline (a decrease by one or more gradations of our current debt ratings of Ba1, BB+ and BBB-), we may be required to repurchase all of the 7.25% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, and additional interest, if any, to but not including the date of repurchase. The 7.25% Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries. The indenture contains certain covenants that restrict our ability to incur more subsidiary debt or permit subsidiaries to provide guarantees; create liens; and merge, consolidate or sell assets. These covenants are subject to a number of exceptions, including that we and our subsidiaries may incur certain indebtedness or liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such indebtedness and such liens do not exceed 3.5x Adjusted EBITDA, as defined in the indenture.

Stock Repurchase Program.    During the six months ended June 30, 2009, we repurchased an aggregate of 2.3 million shares of our Common Stock for an aggregate of $69.6 million, including commissions and fees, pursuant to our $1.5 billion stock repurchase program approved by our Board of Directors in February 2008 (the “2008 Buyback”). Between July 1, 2009 and July 24, 2009, we repurchased an additional 1.2 million shares of our Common Stock for an aggregate of $38.2 million, including commissions and fees. As of July 24, 2009, we had repurchased a total of 17.5 million shares of Common Stock for an aggregate of $641.2 million, including commissions and fees, pursuant to the 2008 Buyback.

Under the 2008 Buyback, we are authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices in accordance with securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we purchase our Common Stock pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which allow us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

In the near term, we expect to fund any further repurchases of our Common Stock through a combination of cash on hand, cash generated by operations and borrowings under our Revolving Credit Facility. Purchases under the 2008 Buyback are subject to us having available cash to fund repurchases.

Sales of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan, upon the exercise of stock options granted under our equity incentive plans and upon the exercise of warrants to purchase our equity securities. For the six months ended June 30, 2009, we received an aggregate of approximately $16.1 million in proceeds from sales of shares pursuant to our employee stock purchase plan, upon exercises of stock options and upon exercises of warrants.

Contractual Obligations.    Our contractual obligations relate primarily to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in our May 2007 securitization transaction, borrowings under our Revolving Credit Facility and Term Loan and our outstanding notes.

The following table summarizes our borrowings under our Revolving Credit Facility and Term Loan, and balance outstanding under our notes and the certificates issued in our securitization transaction and certain other debt, as of June 30, 2009 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	April 15, 2014	(1)
Revolving Credit Facility	700,000	June 8, 2012
Term Loan	325,000	June 8, 2012
7.25% senior subordinated notes	288	December 1, 2011
7.50% senior notes (2)	20,816	May 1, 2012
7.25% senior notes	294,857	May 15, 2019
7.125% senior notes	500,980	October 15, 2012
7.00% senior notes	500,000	October 15, 2017
5.0% convertible notes	59,683	February 15, 2010
3.00% convertible notes	161,936	August 15, 2012
XCEL Credit Facility (3)	70,932	March 31, 2016
Other debt, including capital leases	59,779

Total	$4,444,271

(1)	Anticipated repayment date; final legal maturity date is April 2037.
(2)	On July 20, 2009, we redeemed the outstanding balance, as described in further detail below under “—Refinancing Activities.”
(3)	The rupee-denominated debt was outstanding at the time of the acquisition of XCEL.

A description of our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109”, we classified uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next twelve months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $16.5 million as other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2009. We also classified approximately $15.5 million of accrued income tax related interest and penalties as other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2009.

Refinancing Activities

In order to extend the maturity dates of our indebtedness, lower our cost of debt and improve our financial flexibility, we use our available liquidity and seek new sources of liquidity to refinance our outstanding indebtedness.

7.50% Senior Notes—During the six months ended June 30, 2009, we repurchased an aggregate of $204.2 million principal amount of the 7.50% Notes pursuant to a cash tender offer. We paid $210.2 million, including approximately $1.7 million in accrued and unpaid interest, to holders of the 7.50% Notes using net proceeds from the offering of the 7.25% Notes discussed above. In June 2009, we issued a notice for the redemption of the 7.50%

Notes that remained outstanding following the expiration of the tender offer. On July 20, 2009, we redeemed the remaining $20.8 million aggregate principal amount of 7.50% Notes in accordance with the indenture for the 7.50% Notes at a price equal to 101.875% of the principal amount, plus accrued and unpaid interest, for an aggregate purchase price of $21.5 million. We used available cash on hand to fund the redemption. Upon completion of this redemption, none of the 7.50% Notes remained outstanding.

3.00% Convertible Notes—On August 6, 2009, we issued a notice for the redemption of all of the $162.2 million aggregate principal amount of our outstanding 3.00% convertible notes due August 15, 2012 (“3.00% Notes”). In accordance with the conversion provisions of the 3.00% Notes and the indenture for the 3.00% Notes, holders of the notes have the right at any time until and including, but not after, the close of business on August 26, 2009, to convert their notes into shares of our Common Stock at a conversion rate of 48.7805 shares per $1,000 principal amount of notes.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2008, our liquidity is dependent on our ability to generate cash flow from operating activities, borrow funds under our Revolving Credit Facility and maintain compliance with the contractual agreements governing our indebtedness. As discussed below, the loan agreements relating to the securitization transaction and to our Revolving Credit Facility and Term Loan contain certain financial ratios and operating covenants and other restrictions that could impact our liquidity. In addition, as discussed below under the caption “Information Presented Pursuant to the Indenture of our 7.125% Notes,” the indenture governing the terms of our 7.125% senior notes due 2012 (“7.125% Notes”) contains certain restrictive covenants not found in our other indentures that could impact our liquidity. We believe that the foregoing debt agreements and indentures represent those of our material debt agreements that incorporate covenants, the compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

Restrictions Under Loan Agreement Relating to Revolving Credit Facility and Term Loan.    The loan agreement for the Revolving Credit Facility and Term Loan contains certain financial ratios and operating covenants and other restrictions applicable to us and all of our subsidiaries designated as restricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreement also contains covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. As of June 30, 2009, we were in compliance with each of these covenants.

•

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (as defined in the loan agreement) of 6.00 to 1.00. Based on our financial performance for the twelve months ended June 30, 2009, we could incur approximately $2.35 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $392 million and we would still remain in compliance with this ratio.

•

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the twelve months ended June 30, 2009, we could incur approximately $1.61 billion of additional Senior Secured Debt and still remain in compliance with this ratio. In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $538 million and we would still remain in compliance with this ratio.

•

Interest Coverage Ratio: This ratio requires that we maintain a ratio of Adjusted EBITDA to Interest Expense of not less than 2.50 to 1.00. Based on our financial performance for the twelve months ended June 30, 2009, our interest expense, which was $238 million for that period, could increase by approximately $215 million and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, our revenues could decrease by approximately $539 million and we would still remain in compliance with this ratio.

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

Restrictions Under Loan Agreement Relating to Securitization Transaction.    The loan agreement related to the securitization transaction (the “Securitization”) involved assets related to 5,295 broadcast and wireless communications towers owned by two special purpose subsidiaries of the Company (the “Borrowers”), through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”). The Securitization loan agreement includes certain financial ratios and operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. The Borrowers’ organizational documents contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that the Borrowers maintain at least two independent directors. The Securitization loan agreement also contains certain covenants that require the Borrowers to provide the trustee with regular financial reports and operating budgets, promptly notify the trustee of events of default and material breaches under the Securitization loan agreement and other agreements related to the towers subject to the Securitization, and allow the trustee reasonable access to the towers, including the right to conduct site investigations.

Under the terms of the Securitization loan agreement, the loan will be paid solely from the cash flows generated by the towers subject to the Securitization, which must be deposited, and thereafter distributed, solely pursuant to the terms of the Securitization loan. The Borrowers are required to make monthly payments of interest on the Securitization loan. On a monthly basis, all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the Securitization loan, referred to as excess cash flow, is to be released to the Borrowers for distribution to us. During the three months ended June 30, 2009, the Borrowers distributed excess cash to us of approximately $113.9 million.

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

As of the end of the quarter ended June 30, 2009, the Borrowers’ DSCR was 3.01x. Based on the Borrowers’ net cash flow for the calendar quarter ended June 30, 2009 and the amount of interest, servicing fees and trustee fees payable over the succeeding twelve months on the Securitization loan, the Borrowers could endure a reduction of approximately $171 million in net cash flow before triggering a Cash Trap DSCR, and approximately $185.8 million in net cash flow before triggering an Amortization Period.

As discussed above, we use our available liquidity and seek new sources of liquidity to refinance and repurchase our outstanding indebtedness. In addition, in order to fund our stock repurchase programs and fund future growth and expansion initiatives, we may need to raise additional capital through financing activities. The downturn in the economy and the disruptions in the financial and credit markets have made it more difficult and more expensive to obtain financing. If we determined that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund our stock repurchase programs, refinance our existing indebtedness or fund future growth and expansion initiatives.

In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, we derive a substantial portion of our revenues from a small number of customers and, consequently, a failure by a significant customer to perform its contractual obligations to us could adversely affect our cash flow and liquidity. As also set forth in that Item, as of June 30, 2009, foreign currency fluctuations have caused a subsidiary of Grupo Iusacell, which represented approximately 5% of our total revenues for the six months ended June 30, 2009, to suspend debt service payments of its U.S. dollar denominated debt. While Grupo Iusacell has continued to make partial payments to us over the past several months, our net accounts receivable related to Grupo Iusacell was approximately $30.9 million as of June 30, 2009.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended June 30, 2009. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2008, other than the adoption of the accounting pronouncements discussed below.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires noncontrolling interests to be classified as a separate component of equity and establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 was effective for us as of January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on our condensed consolidated results of operations and financial position. However, we have adjusted our presentation of noncontrolling interests in the condensed consolidated financial statements in order to comply with the disclosure requirements provided by SFAS No. 160.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2. FSP 157-2 delayed the effective date of SFAS No. 157 “Fair Value Measurements” (SFAS No. 157) to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis (that is, at least annually). The adoption of FAS 157 for non-financial assets and liabilities had no impact on our condensed consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). Among other items, this statement changes disclosure requirements and requires entities to provide enhanced disclosures about how and why entities use derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” and related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 was effective for us as of January 1, 2009. We have included additional disclosures regarding our derivative instruments in order to comply with the provisions of SFAS No. 161 (see note 5 to our condensed consolidated financial statements included herein). The adoption of SFAS No. 161 had no impact on our condensed consolidated results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 was effective for us 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” on November 15, 2008. The adoption of SFAS No. 162 had no impact on our condensed consolidated results of operations or financial position.

In April 2009, the FASB issued FASB Staff Position (FSP) 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financials Instruments” (FSP 107-1 and APB 28-1). FSP 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 and APB 28-1 were effective for us as of April 1, 2009. Beginning with our Quarterly Report for the quarter ended June 30, 2009, we have included additional disclosures regarding the fair value of our financial instruments. The adoption of FSP 107-1 and APB 28-1 had no impact on our condensed consolidated results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). This statement establishes general accounting standards for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other items, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should disclose events or transactions occurring after the balance sheet date, and the disclosures entities should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 was effective for us as of June 30, 2009. Beginning with our Quarterly Report for the quarter ended June 30, 2009, we have included additional disclosures regarding our review of subsequent events in order to comply with the provisions of SFAS No. 165 (see note 1 to our condensed consolidated financial statements included herein). The adoption of SFAS No. 165 had no impact on our condensed consolidated results of operations or financial position.

Recent Accounting Pronouncements—In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS No. 168). FASB has stated that the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 will be effective for us as of September 30, 2009. We are currently in the process of evaluating the impact the adoption of SFAS No. 168 will have on our condensed consolidated results of operations and financial position.

Information Presented Pursuant to the Indenture of our 7.125% Notes

The table below sets forth information that is presented solely to address certain tower cash flow reporting requirements contained in the indenture for our 7.125% Notes. The indenture governing our 7.125% Notes contains affirmative and restrictive covenants with which we and our restricted subsidiaries must comply. The restrictive covenants include restrictions on our ability to incur additional debt, guarantee debt, pay dividends and make other distributions and make certain investments. Any failure to comply with these covenants would constitute a default, which could result in the acceleration of the principal amount and accrued and unpaid interest on all our outstanding 7.125% Notes.

In order for the holders of the 7.125% Notes to assess our compliance with certain of these covenants, the indenture requires us to disclose in the periodic reports we file with the SEC our Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow (as defined in the indenture). The indenture also contains certain restrictive covenants. For example, subject to certain exceptions, the indenture limits our ability to make restricted payments by the sum of the amount of Consolidated Cash Flow (as defined in the indenture) that we generate, which is determined based on our Tower Cash Flow and Non-Tower Cash Flow, and certain other amounts such as investment return and equity issuance proceeds. In addition, subject to certain exceptions, the indenture prohibits us from incurring additional debt or issuing certain types of preferred stock if, on a pro forma basis, the issuance of such debt and preferred stock would cause our consolidated debt to be greater than 7.5 times our Adjusted Consolidated Cash Flow. As of June 30, 2009, the ratio of our consolidated debt to Adjusted Consolidated Cash Flow was approximately 3.6:1. Based on our financial performance for the twelve months ended June 30, 2009, we could incur approximately $2.9 billion of additional consolidated debt and still remain in compliance with this ratio. In addition, assuming that our consolidated debt levels stay constant, our Adjusted Consolidated Cash Flow could decrease by $387 million and we would still remain in compliance with this ratio.

As noted above, we are required to provide the following data on our and our restricted subsidiaries’ Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow, which are considered non-GAAP financial measures (in thousands):

Tower Cash Flow, for the three months ended June 30, 2009	$189,645

Consolidated Cash Flow, for the twelve months ended June 30, 2009	746,356
Less: Tower Cash Flow, for the twelve months ended June 30, 2009	(755,270)
Plus: four times Tower Cash Flow, for the three months ended June 30, 2009	758,580

Adjusted Consolidated Cash Flow, for the twelve months ended June 30, 2009	$749,666

Non-Tower Cash Flow, for the twelve months ended June 30, 2009	$(8,914)

For more information about the restrictions under our notes indenture, see note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate swaps. As of June 30, 2009, we held fifteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $775.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011. In addition, in May 2009, we entered into a foreign currency exchange contract to hedge the foreign currency exposure associated with our acquisition of XCEL. This foreign currency exchange contract was not designated as a hedging instrument and was settled upon the completion of the acquisition of XCEL on May 27, 2009.

The following tables provide information as of June 30, 2009 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

As of June 30, 2009

(In thousands, except percentages)

Long-Term Debt	2009	2010	2011		2012	2013		Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$1,761	$69,660	$12,950		$695,459	$12,469		$2,631,317	$3,423,616	$3,270,764
Average Interest Rate (a)	5.53%	6.05%	12.58	%(b)	6.28%	12.82	%(b)	6.19%
Variable Rate Debt (a)					$1,025,000				$1,025,000	$994,250

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of June 30, 2009 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2009		2010		2011		2012	2013	Thereafter	Total	Fair Value
Notional Amount	$150,000	(d)								$150,000	$(2,218)
Fixed Rate (c)	3.95%
Notional Amount			$100,000	(e)						$100,000	$(4,465)
Fixed Rate (c)			4.08%
Notional Amount					$525,000	(f)				$525,000	$(16,634)
Fixed Rate (c)					3.11%

(a)	As of June 30, 2009, variable rate debt consists of our Revolving Credit Facility ($700.0 million drawn) and Term Loan ($325.0 million) included above based on the June 8, 2012 maturity date. As of June 30, 2009, fixed rate debt consists of: the Certificates issued in the Securitization ($1.75 billion); 2.25% convertible notes due 2009 ($0.04 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of June 30, 2009 is $501.0 million); the 5.0% convertible notes due 2010 ($59.7 million); the 7.50% Notes ($20.8 million), which were fully redeemed on July 20, 2009, as further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Refinancing Activities”; the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of June 30, 2009 is $294.9 million); ATI 7.25% senior subordinated notes due 2011 ($0.3 million); the 3.00% Notes ($162.2 million principal amount due at maturity; the balance as of June 30, 2009 is $161.9 million accreted value); the 7.00% senior notes due 2017 ($500.0 million); the XCEL Credit Facility ($70.9 million); and other debt of $59.7 million. Interest on the Revolving Credit Facility and Term Loan is payable in accordance with the applicable London Interbank Offering Rate (“LIBOR”) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at June 30, 2009 for the Revolving Credit Facility and Term Loan was 3.60%. For the six months ended June 30, 2009, the weighted average interest rate under the Revolving Credit Facility and Term Loan was 2.73%.
(b)	The increase in the interest rate is primarily due to the scheduled payments under the XCEL credit facility.
(c)	Represents the weighted-average fixed rate or range of interest based on contractual notional amount as a percentage of total notional amounts in a given year.

(d)	Includes notional amounts of $150,000 that expire in December 2009.
(e)	Includes notional amount of $100,000 that expires in December 2010.
(f)	Includes notional amounts of $525,000 that expire between January and March 2011.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of June 30, 2009, after giving effect to our interest rate swap agreements, was comprised of $200.0 million under the Revolving Credit Facility and $50.0 million under the Term Loan. A 10% increase, or approximately 27 basis points, in current interest rates would have caused an additional pre-tax charge to our net income and an increase in our cash outflows of $0.3 million for the year ended June 30, 2009.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our foreign operations, including our rental and management segment divisions in Mexico, Brazil and India. For the three and six months ended June 30, 2009, the remeasurement loss from these operations approximated $0.8 million and $1.0 million, respectively. For the three and six months ended June 30, 2008, the remeasurement loss from these operations approximated $1.3 million and $2.1 million, respectively.

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

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 24, 2006 and June 14, 2006, two shareholder derivative lawsuits were filed in Suffolk County Superior Court in Massachusetts by Eric Johnston and Robert L. Garber, respectively. The lawsuits were filed against certain of our current and former officers and directors for alleged breaches of fiduciary duties and unjust enrichment in connection with our historical stock option granting practices. The lawsuits also named us as a nominal defendant. The lawsuits sought to recover the damages sustained by us and disgorgement of all profits received with respect to the alleged backdated stock options. In October 2006, these two lawsuits were consolidated, and in October 2007, the court dismissed the complaint, without leave to amend, due to the plaintiffs’ failure to make a demand upon our Board of Directors before initiating their lawsuits. In December 2007, the plaintiffs filed an appeal of that decision to the Massachusetts Court of Appeals, and in April 2008, we filed a motion to dismiss the appeal as moot. In June 2008, the Massachusetts Supreme Judicial Court elected, on its own motion, to hear the appeal, and in April 2009, affirmed the judgment dismissing the complaint without leave to amend due to failure to adequately establish demand futility and dismissed the complaint with prejudice. The plaintiffs’ right to initiate a new claim based on the response to the demand made at the time of dismissal expired in July 2009.

We periodically become involved in various claims and lawsuits that are incidental to our business. In our Annual Report on Form 10-K for the year ended December 31, 2008 and the Quarterly Report on Form 10-Q for the three months ended March 31, 2009, we reported our material legal proceedings. Since these filings, other than the legal proceedings discussed above, there have been no material developments with respect to any material legal proceedings to which we are a party. In the opinion of management, after consultation with counsel, other than the legal proceedings discussed in note 10 to our condensed consolidated financial statements included herein, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

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

The demand for broadcast space is dependent on the needs of television and radio broadcasters. Among other things, technological advances, including the development of satellite-delivered radio and video services, may reduce the need for tower-based broadcast transmission. In addition, our broadcast tower division could be adversely affected as a result of the recently completed shift from analog-based transmissions to digital-based transmissions.

Furthermore, the downturn in the economy and the disruptions in the financial and credit markets could have an impact on consumer demand for wireless services. If wireless service subscribers significantly reduce their minutes of use, or fail to widely adopt and use wireless data applications, our wireless carrier customers would experience a decrease in demand for their services. As a result, they may scale back their business plans or otherwise reduce their spending, which could adversely affect demand for our tower sites and our network development services business, which could have a material adverse effect on our business, results of operations and financial condition.

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

We have a substantial amount of indebtedness. As of June 30, 2009, we had approximately $4.4 billion of consolidated debt, and the ability to borrow additional amounts of approximately $545.3 million under the Revolving Credit Facility. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. In addition, we may draw down the Revolving Credit Facility, effectively increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business. We also have significant deferred tax assets related to our net operating losses (“NOLs”) in U.S. federal and state taxing jurisdictions. Generally, for U.S. federal and state tax purposes, NOLs can be carried forward and used for up to twenty years, and all of our tax years will remain subject to examination until three years after our NOLs are used or expire. We expect that we will continue to be subject to tax examinations in the future. We recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”). We believe our judgments in this area are reasonable and correct, but there is no guarantee that we will be successful if challenged by a tax authority. If there are tax benefits, including from our use of NOLs or other tax attributes, that we have recognized under FIN 48 that are challenged successfully by a taxing authority, we may be required to pay additional taxes or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Our business operations in Mexico, Brazil and India, and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not experienced in the United States. For the six months ended June 30, 2009, approximately 14% of our consolidated revenues were generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

A substantial portion of our revenue is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. For the three months ended June 30, 2009:

•	Four customers accounted for approximately 63% of our revenues;

•	AT&T Mobility accounted for approximately 20% of our revenues;

•	Sprint Nextel accounted for approximately 18% of our revenues;

•	Verizon Wireless and ALLTEL, which completed their merger in January 2009, accounted for approximately 16% of our revenues; and

•	T-Mobile accounted for approximately 9% of our revenues.

Our largest international customer is Grupo Iusacell, which now controls both Iusacell Celular and Unefon in Mexico. Grupo Iusacell is under common control with TV Azteca. Grupo Iusacell accounted for approximately 5% of our total revenues for the six months ended June 30, 2009. In addition, for the six months ended June 30, 2009, we received $7.1 million in net interest income from TV Azteca.

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

On April 1, 2009, Grupo Iusacell announced that one of its subsidiaries has suspended the debt service payment of its U.S. dollar denominated debt as part of an ongoing process to restructure its U.S. dollar denominated debt, which has been affected by the significant devaluation of the Mexican peso versus the U.S. dollar. While Grupo Iusacell has continued to make partial payments to us over the past several months, our net accounts receivable related to Grupo Iusacell was approximately $30.9 million as of June 30, 2009. We also have approximately $34.3 million of other Grupo Iusacell related assets which includes financing lease commitments and straight-line revenue accrued that are primarily long-term in nature as of June 30, 2009. If Grupo Iusacell is unable to restructure its indebtedness or if a further devaluation of the Mexican peso were to adversely impact Grupo Iusacell’s overall liquidity, Grupo Iusacell may not be able to meet its operating obligations, including making full payments under the lease agreements with us in the future.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 83% of the communications sites in our portfolio as of June 30, 2009 are located on land we do not own. Approximately 88% of the ground agreements for these sites have a final expiration date of 2018 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse effect on us.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. If we are unable or choose not to exercise our rights to purchase towers under these agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated. For example, our SpectraSite subsidiary has entered into lease or sublease agreements with affiliates of SBC Communications, a predecessor entity to AT&T Mobility, with respect to approximately 2,500 towers pursuant to which SpectraSite has the option to purchase the sites upon the expiration of the lease or sublease beginning in 2013. The aggregate purchase option price for the AT&T Mobility towers was approximately $393.6 million as of June 30, 2009, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In addition, we have entered into a similar agreement with ALLTEL, which completed its merger with Verizon Wireless in January 2009, with respect to approximately 1,800 towers, for which we have an option to purchase the sites upon the expiration of the lease or sublease beginning in 2016. The aggregate purchase option price for the ALLTEL towers was approximately $62.3 million as of June 30, 2009, and will accrete at a rate of 3% per year through the expiration of the lease or sublease period. At ALLTEL’s option, at the expiration of the sublease period, the purchase price will be payable in cash or with 769 shares of our Common Stock per tower. We may not have the required available capital to exercise our right to purchase these or other leased or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our financial results could be adversely affected.

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

During the three months ended June 30, 2009, we issued an aggregate of 14,039 shares of our Common Stock upon the exercise of 1,972 warrants assumed in our merger with SpectraSite, Inc. In August 2005, in connection with the merger, we assumed approximately 1.0 million warrants to purchase shares of SpectraSite, Inc. common stock. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase 7.15 shares of Common Stock at an exercise price of $32 per warrant. Net proceeds from these warrant exercises were $61,216. The shares were issued in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended, and Section 1145 of the United States Code. No underwriters were engaged in connection with such issuances.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2009, we repurchased 2,231,532 shares of our Common Stock for an aggregate of $67.8 million, including commissions and fees, pursuant to our publicly announced stock repurchase program, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(In millions)
April 2009 (1)	—	—	—	$966.1
May 2009 (1)	59,400	$29.36	59,400	$964.2
June 2009 (1)	2,172,132	$30.39	2,172,132	$898.1

Total Second Quarter	2,231,532	$30.36	2,231,532	$898.1

(1)	Repurchases made pursuant to the $1.5 billion stock repurchase program publicly approved by our Board of Directors in February 2008. Under this program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

Since June 30, 2009, we have continued to repurchase shares of our Common Stock pursuant to our stock repurchase program. Between July 1, 2009 and July 24, 2009, we repurchased 1.2 million shares of our Common Stock for an aggregate of $38.2 million, including commissions and fees, pursuant to this program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 Annual Meeting of Stockholders was held on May 6, 2009, to consider and act upon the following matters, all of which were approved and adopted. The results of the stockholder voting were as follows:

1.	Election of the following directors for the ensuing year or until their successors are elected and qualified.

Nominee	Votes Cast For	Votes Against	Votes Abstained
Raymond P. Dolan	345,641,086	4,901,682	468,066
Ronald M. Dykes	350,412,437	253,391	345,006
Carolyn F. Katz	345,664,951	4,879,508	466,375
Gustavo Lara Cantu	350,392,713	268,225	349,896
JoAnn A. Reed	350,417,622	242,967	350,246
Pamela D.A. Reeve	346,417,761	4,195,081	397,992
David E. Sharbutt	350,217,377	375,816	417,642
James D. Taiclet, Jr.	335,616,893	14,988,179	405,762
Samme L. Thompson	349,832,107	710,108	468,620

2.	Ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2009.

Votes Cast For	Votes Against	Votes Abstained
340,553,303	10,090,358	367,173

ITEM 6.	EXHIBITS

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: August 6, 2009	By:	/s/ THOMAS A. BARTLETT
Thomas A. Bartlett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Indenture, dated as of June 10, 2009 by and between American Tower Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, for the 7.25% Senior Notes due 2019, including the form of 7.25% Senior Note.

10.2	Registration Rights Agreement, dated as of June 10, 2009, by and among American Tower Corporation and the Initial Purchasers named therein with respect to the 7.25% Senior Notes due 2019.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

101*	The following materials from American Tower Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Furnished herewith.

EX-1