Form 10-Q
period 2009-09-30
AMERICAN TOWER CORP /MA/
filed 2009-11-05
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2009.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of October 23, 2009, there were 401,452,260 shares of Class A Common Stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$229,674	$143,077
Restricted cash	50,795	51,866
Short-term investments and available-for-sale securities	3,844	2,028
Accounts receivable, net of allowances	71,271	51,313
Prepaid and other current assets	78,723	61,415
Deferred income taxes	191,623	163,981

Total current assets	625,930	473,680

PROPERTY AND EQUIPMENT, net	3,128,120	3,022,636
GOODWILL	2,239,420	2,186,233
OTHER INTANGIBLE ASSETS, net	1,532,400	1,566,155
DEFERRED INCOME TAXES	225,728	381,428
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	643,226	581,533

TOTAL	$8,394,824	$8,211,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$165,957	$151,985
Accrued interest	47,270	28,635
Current portion of long-term obligations	7,717	1,837
Unearned revenue	120,057	120,188

Total current liabilities	341,001	302,645

LONG-TERM OBLIGATIONS	4,179,038	4,331,309
OTHER LONG-TERM LIABILITIES	639,634	583,232

Total liabilities	5,159,673	5,217,186

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 1,000,000,000 shares authorized, 478,505,841 and 468,513,843 shares issued, and 401,059,793 and 396,976,896 shares outstanding, respectively	4,785	4,685
Additional paid-in capital	8,352,944	8,109,224
Accumulated deficit	(2,173,882)	(2,356,127)
Accumulated other comprehensive loss	(18,420)	(20,031)
Treasury stock (77,446,048 and 71,536,947 shares at cost, respectively)	(2,933,612)	(2,746,429)

Total American Tower Corporation stockholders’ equity	3,231,815	2,991,322
Noncontrolling interest	3,336	3,157

Total stockholders’ equity	3,235,151	2,994,479

TOTAL	$8,394,824	$8,211,665

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:
Rental and management	$430,525	$394,396	$1,233,222	$1,152,722
Network development services	13,580	14,872	42,919	32,458

Total operating revenues	444,105	409,268	1,276,141	1,185,180

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	101,128	93,696	283,549	272,579
Network development services	7,466	10,161	25,324	18,710
Depreciation, amortization and accretion	105,543	104,389	307,874	301,158
Selling, general, administrative and development expense (including stock-based compensation expense of $12,950, $13,249, $50,124, and $43,111 respectively)	47,865	44,719	155,357	135,412
Other operating expenses	3,026	1,936	8,228	3,308

Total operating expenses	265,028	254,901	780,332	731,167

OPERATING INCOME	179,077	154,367	495,809	454,013

OTHER (EXPENSE) INCOME:
Interest income, TV Azteca, net of interest expense of $372, $372, $1,116 and $1,117, respectively	3,585	3,586	10,669	10,711
Interest income	736	1,017	1,717	2,959
Interest expense	(64,122)	(63,546)	(188,345)	(191,568)
Loss on retirement of long-term obligations	(391)	(959)	(6,385)	(1,195)
Other income (expense)	42	1,059	1,096	(1,045)

Total other expense	(60,150)	(58,843)	(181,248)	(180,138)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	118,927	95,524	314,561	273,875
Income tax provision	(51,348)	(34,918)	(139,883)	(120,254)
Income on equity method investments	3	5	20	18

INCOME FROM CONTINUING OPERATIONS	67,582	60,611	174,698	153,639
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $2, $28, $3,174 and $104,966, RESPECTIVELY	(4)	(50)	8,127	108,034

NET INCOME	$67,578	$60,561	$182,825	$261,673
Net income attributable to noncontrolling interest	(223)	(95)	(580)	(266)

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$67,355	$60,466	$182,245	$261,407

NET INCOME PER COMMON SHARE AMOUNTS:
BASIC:
Income from continuing operations attributable to American Tower Corporation	$0.17	$0.15	$0.44	$0.39
(Loss) income from discontinued operations attributable to American Tower Corporation	—	—	0.02	0.27

Net income attributable to American Tower Corporation	$0.17	$0.15	$0.46	$0.66

DILUTED:
Income from continuing operations attributable to American Tower Corporation	$0.17	$0.15	$0.43	$0.36
(Loss) income from discontinued operations attributable to American Tower Corporation	—	—	0.02	0.26

Net income attributable to American Tower Corporation	$0.17	$0.15	$0.45	$0.62

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	397,315	393,567	397,305	396,187

DILUTED	405,728	416,541	408,303	421,703

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$182,825	$261,673
Stock-based compensation expense	50,124	43,111
Depreciation, amortization and accretion	307,874	301,158
Deferred income taxes related to discontinued operations	(3,174)	(104,966)
Other non-cash items reflected in statements of operations	147,146	112,033
Increase in net deferred rent asset	(8,329)	(16,651)
Decrease (increase) in restricted cash	4,236	(1,008)
Increase in assets	(49,297)	(15,489)
Increase in liabilities	17,994	6,465

Cash provided by operating activities	649,399	586,326

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(182,427)	(165,194)
Payments for acquisitions	(161,175)	(32,633)
Proceeds from sale of available-for-sale securities and other long-term assets	3,550	4,517
Deposits, restricted cash and investments	(4,329)	1,843

Cash used for investing activities	(344,381)	(191,467)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from issuance of senior debt	300,000	—
Borrowings under credit facilities	—	525,000
Repayments of notes payable, credit facilities and capital leases	(354,644)	(326,929)
Purchases of Class A common stock	(189,670)	(631,901)
Proceeds from stock options, warrants and stock purchase plan	35,987	75,910
Deferred financing costs and other financing activities	(10,128)	(3,827)

Cash used for financing activities	(218,455)	(361,747)

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	34	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	86,597	33,112
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	143,077	33,123

CASH AND CASH EQUIVALENTS, END OF PERIOD	$229,674	$66,235

CASH PAID FOR INCOME TAXES	$32,760	$27,442

CASH PAID FOR INTEREST	$160,567	$168,815

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—Unaudited

(In thousands, except share data)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity	Total Comprehensive Income(Loss)
	Issued Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2007	452,759,969	$4,527	(53,241,427)	$(2,047,818)	$7,772,382	$(3,626)	$(2,703,373)	$3,342	$3,025,434

Share based compensation related activity	4,037,294	41			118,382				118,423
Issuance of common stock upon exercise of warrants	672,540	7			331				338
Issuance of common stock – Stock Purchase Plan	25,723	—			982				982
Treasury stock activity			(15,511,299)	(619,165)					(619,165)
Net change in fair value of cash flow hedges, net of tax						2,901			2,901	$2,901
Net realized gain on cash flow hedges, net of tax						(76)			(76)	(76)
Net unrealized loss on available-for-sale securities, net of tax						(226)			(226)	(226)
Convertible notes exchanged for common stock	3,241,587	32			53,334				53,366
Distributions to noncontrolling interest								(421)	(421)
Net income							261,407	266	261,673	261,673

Total comprehensive income										$264,272

BALANCE, SEPTEMBER 30, 2008	460,737,113	$4,607	(68,752,726)	$(2,666,983)	$7,945,411	$(1,027)	$(2,441,966)	$3,187	$2,843,229

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity	Total Comprehensive Income(Loss)
	Issued Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2008	468,513,843	$4,685	(71,536,947)	$(2,746,429)	$8,109,224	$(20,031)	$(2,356,127)	$3,157	$2,994,479

Share based compensation related activity	2,004,347	20			82,349				82,369
Issuance of common stock upon exercise of warrants	32,013	—			138				138
Issuance of common stock – Stock Purchase Plan	46,639	1			1,006				1,007
Treasury stock activity			(5,909,101)	(187,183)					(187,183)
Net change in fair value of cash flow hedges, net of tax						2,348			2,348	$2,348
Net realized gain on cash flow hedges, net of tax						89			89	89
Net unrealized loss on available-for-sale securities, net of tax						225			225	225
Convertible notes exchanged for common stock	7,908,999	79			160,227				160,306
Foreign currency translation adjustment						(1,051)			(1,051)	(1,051)
Distributions to noncontrolling interest								(401)	(401)
Net income							182,245	580	182,825	182,825

Total comprehensive income										$184,436

BALANCE, SEPTEMBER 30, 2009	478,505,841	$4,785	(77,446,048)	$(2,933,612)	$8,352,944	$(18,420)	$(2,173,882)	$3,336	$3,235,151

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes that all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and results of operations for such periods have been included. Results of interim periods may not be indicative of results for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued as additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated up to the date of issuance of these financial statements. (See note 13.) These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Recently Adopted Accounting Standards—In September 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (FASB ASC) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the FASB ASC carries an equal level of authority. The FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the FASB ASC is considered nonauthoritative. Beginning with the Company’s Quarterly Report for the quarter ended September 30, 2009, the Company has updated all financial statement disclosure to reference the FASB ASC. The implementation and adoption of the guidance provided by the FASB ASC had no impact on the Company’s condensed consolidated results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations,” which was codified in the Business Combinations Topic of the FASB ASC. Among other things, this guidance eliminated the step acquisition model, required that contingent consideration be recognized at the time of acquisition (instead of being recognized when it is probable), disallowed the capitalization of transaction costs, and changed when restructurings related to acquisitions can be recognized. This guidance also established additional disclosure requirements that enable the evaluation of the nature and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

financial effects of business combinations. This guidance was effective for the Company as of January 1, 2009 and, upon adoption, approximately $1.2 million of transaction costs previously capitalized in notes receivable and other long-term assets was expensed.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51,” which was codified in the Consolidations Topic of the FASB ASC. This guidance requires the classification of noncontrolling interest as a separate component of equity and disclosure clearly identifying, and distinguishing between, parent and noncontrolling owner interests. This guidance was effective for the Company as of January 1, 2009 and did not materially impact the Company’s condensed consolidated results of operations and financial position. However, the Company has adjusted its presentation of noncontrolling interests in the condensed consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2, which was codified in the Fair Value Measurements and Disclosures Topic of the FASB ASC. The issuance of this guidance delayed the effective date of SFAS No. 157, “Fair Value Measurements” to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis (that is, at least annually). The adoption of the provision of the Fair Value Measurements and Disclosure Topic of the FASB ASC for non-financial assets and liabilities had no impact on the Company’s condensed consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which was codified in the Derivatives and Hedging Topic of the FASB ASC. Among other things, this guidance changes disclosure requirements and requires entities to provide enhanced disclosures about how and why entities use derivative financial instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance was effective for the Company as of January 1, 2009. The Company has included additional disclosures regarding its derivative instruments. (See note 5.) The adoption of this guidance had no impact on the Company’s condensed consolidated results of operations or financial position.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which were codified in the Financial Instruments Topic of the FASB ASC. This guidance amended SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting” to require additional disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance was effective for the Company as of April 1, 2009. Beginning with the Company’s Quarterly Report for the quarter ended June 30, 2009, the Company has included additional disclosures regarding the fair value of its financial instruments. The adoption of this guidance had no impact on the Company’s condensed consolidated results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which was codified in the Subsequent Events Topic of the FASB ASC. Among other things, this guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should disclose events or transactions occurring after the balance sheet date, and the disclosures entities should make about events or transactions that occurred after the balance sheet date. This guidance was effective for the Company as of June 30, 2009. Beginning with the Company’s Quarterly Report for the quarter ended June 30, 2009, the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Company has included additional disclosures regarding its review of subsequent events. The adoption of this guidance had no impact on the Company’s condensed consolidated results of operations or financial position.

Accounting Standards Updates—In October 2009, the FASB issued an update to the Revenue Recognition Topic of the FASB ASC, which establishes accounting and reporting guidance for arrangements including multiple revenue-generating activities. The update requires companies to allocate the overall consideration to each deliverable under the arrangement using the estimated selling prices in the absence of vendor specific objective evidence or third-party evidence of selling price for deliverables. The update is effective for any contracts entered into, or materially modified by, the Company after January 1, 2011, with early adoption available. The Company is evaluating the impact that this update will have on its condensed consolidated results of operations and financial position.

2.	Short-Term Investments and Available-For-Sale Securities

As of September 30, 2009, short-term investments and available-for-sale securities included Brazilian Treasury securities of approximately $3.4 million, whose original maturities were in excess of three months, and approximately $0.4 million of available-for-sale securities.

3.	Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the nine months ended September 30, 2009 are as follows:

Balance as of December 31, 2008	$2,186,233
Additions	53,789
Effect of Foreign Currency Translation	(602)

Balance as of September 30, 2009	$2,239,420

The Company’s intangible assets subject to amortization consist of the following:

	Estimated Useful Lives	September 30, 2009	December 31, 2008
	(years)	(in thousands)
Acquired network location (1)	20	$1,078,406	$1,055,313
Acquired customer base	15-20	749,962	737,108
Acquired customer relationships	20	812,062	775,000
Acquired licenses and other intangibles	5-15	21,574	21,574
Economic Rights, TV Azteca	70	30,292	30,292

Total		2,692,296	2,619,287
Less accumulated amortization		(1,204,447)	(1,103,521)

Intangible assets, net		1,487,849	1,515,766
Deferred financing costs, net (2)	N/A	44,551	50,389

Other intangible assets, net		$1,532,400	$1,566,155

(1)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease or 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(2)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate. This amortization is included in interest expense, rather than in amortization of intangibles.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company amortizes these intangibles on a straight-line basis. As of September 30, 2009, the weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 4 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, was approximately 11 years. Amortization of intangible assets for the three and nine months ended September 30, 2009 was approximately $36.2 million and $104.2 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively.

4.	Financing Transactions

Revolving Credit Facility and Term Loan—As of September 30, 2009, the Company had $625.0 million outstanding under its $1.25 billion senior unsecured revolving credit facility (Revolving Credit Facility) and had approximately $4.7 million of undrawn letters of credit outstanding. In March 2008, the Company increased its borrowing capacity under the Revolving Credit Facility by adding $325.0 million of term loan commitments (Term Loan). As of September 30, 2009, the Term Loan was fully drawn. The Company continues to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course.

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

If the Company undergoes a change of control and ratings decline, each as defined in the indenture for the 7.25% Notes, the Company may be required to repurchase all of the 7.25% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, and additional interest, if any, to but not including the date of repurchase. The 7.25% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries. The indenture contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and the Company’s and its subsidiaries’ abilities to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA as defined in the indenture.

Tender Offer for and Redemption of 7.50% Senior Notes—During the nine months ended September 30, 2009, the Company repurchased $204.2 million aggregate principal amount of the 7.50% Notes pursuant to a cash tender offer. The Company paid $210.2 million, including approximately $1.7 million in accrued and unpaid interest, to holders of the 7.50% Notes using net proceeds from the institutional private placement of the 7.25% Notes discussed above. On July 20, 2009, the Company completed the redemption of the remaining $20.8 million aggregate principal amount of the 7.50% Notes. In accordance with the redemption provisions and the indenture

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

for the 7.50% Notes, the remaining 7.50% Notes were redeemed at a price equal to 101.875% of the principal amount, plus accrued and unpaid interest up to, but excluding, July 20, 2009, for an aggregate purchase price of $21.5 million. Upon completion of this redemption, none of the 7.50% Notes remained outstanding. The Company recorded a charge of $6.4 million related to amounts paid in excess of carrying value and the write-off of deferred financing fees, which is reflected in loss on retirement of long-term obligations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009.

Redemption of 3.00% Convertible Notes—During the nine months ended September 30, 2009, the Company issued a notice for the redemption of the remaining $162.2 million aggregate principal amount of its 3.00% convertible notes due August 15, 2012 (3.00% Notes). In accordance with the conversion provisions and the indenture for the 3.00% Notes, holders of the 3.00% Notes had the right at any time up to and including, but not after the close of business on August 26, 2009, to convert their 3.00% Notes into shares of the Company’s Class A common stock (Common Stock) at a conversion rate of 48.7805 shares per $1,000 principal amount of notes. Holders of approximately $162.1 million of the 3.00% Notes converted their notes into an aggregate of 7,908,316 shares of Common Stock prior to redemption. In accordance with the redemption provisions and the indenture for the 3.00% Notes, the remaining 3.00% Notes were redeemed at a price equal to 101.125% of the principal amount, plus accrued and unpaid interest up to, but excluding, August 27, 2009, for an aggregate purchase price of $0.1 million. Upon completion of this redemption, none of the 3.00% Notes remained outstanding.

Stock Repurchase Program—During the nine months ended September 30, 2009, the Company repurchased an aggregate of 5.9 million shares of its Common Stock for an aggregate of $187.2 million, including commissions and fees, pursuant to its $1.5 billion stock repurchase program approved by the Company’s Board of Directors in February 2008 (2008 Buyback). Between October 1, 2009 and October 23, 2009, the Company repurchased an additional 0.02 million shares of its Common Stock for an aggregate of $0.8 million, including commissions and fees. As of October 23, 2009, the Company had repurchased a total of 19.9 million shares of Common Stock for an aggregate of $721.3 million, including commissions and fees, pursuant to the 2008 Buyback.

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

The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed through the use of derivative instruments is interest rate risk. The Company enters into interest rate protection agreements to manage exposure on the variable rate debt under its credit facilities and to manage variability in cash flows relating to forecasted interest payments. Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s credit risk exposure is limited to the current value of the contract at the time the counterparty fails to perform. The Company believes its contracts as of September 30, 2009 are with creditworthy institutions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

As of September 30, 2009, the Company held fifteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $775.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011. The Company utilizes these interest rate swap agreements to manage its exposure to variability in cash flows relating to forecasted interest payments under its Revolving Credit Facility and Term Loan. As of September 30, 2009, the carrying amounts of the Company’s derivative financial instruments, along with the estimated fair values of the related liabilities are as follows (in thousands):

	Balance Sheet Location	Notional Amount	Carrying Amount and Fair Value
Liabilities:
Interest rate swap agreements	Other long-term liabilities	$775,000	$22,797

During the nine months ended September 30, 2009, the interest rate swap agreements held by the Company had the following impact on other comprehensive income (OCI) included in the condensed consolidated balance sheet and in the condensed consolidated statement of operations:

Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(15,545)	Interest expense	$(13,197)	N/A	N/A

In May 2009, the Company entered into a foreign currency exchange contract to hedge the foreign currency exposure associated with its acquisition of XCEL Telecom Private Limited (XCEL). (See note 11.) The foreign currency exchange contract was not designated as a hedging instrument and was settled upon the completion of the acquisition of XCEL on May 27, 2009. The settlement resulted in a gain of approximately $1.7 million, which was reflected in other income (expense) in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

6.	Fair Value Measurements

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in the Fair Value Measurements and Disclosures Topic of the FASB ASC, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Fair Value Measurements and Disclosures Topic describes the following three levels of inputs that may be used to measure fair value:

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

Items Measured at Fair Value on a Recurring Basis—Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 consist of the following (in thousands):

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments and available-for-sale securities (1)	$3,844			$3,844
Liabilities:
Interest rate swap agreements (2)		$22,797		$22,797

(1)	Consists of available-for-sale securities traded on active markets as well as certain Brazilian Treasury securities that are highly liquid and actively traded in over-the-counter markets.
(2)	Consists of interest rate swap agreements based on the London Interbank Offering Rate (LIBOR) swap rate whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.

The fair value of the Company’s interest rate swap agreements recorded as liabilities is included in other long-term liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2009. Fair valuations of the Company’s interest rate swap agreements reflect the value of the instrument including the values associated with counterparty risk and the Company’s own credit standing. The Company includes in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract.

Items Measured at Fair Value on a Nonrecurring Basis—The Company’s long-lived assets, intangibles and goodwill are measured at fair value on a nonrecurring basis. During the nine months ended September 30, 2009, the Company did not record any significant changes to the fair value of these assets as a result of an impairment.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments, with the exception of long-term obligations, including current portion, reasonably estimate the related fair values as of September 30, 2009 and December 31, 2008. The Company’s estimates of fair value of its long-term obligations,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

including current portion, are based primarily upon reported market values. As of September 30, 2009, the carrying value and fair value of long-term obligations, including current portion, were $4.2 billion and $4.1 billion, respectively. As of December 31, 2008, the carrying value and fair value of long-term obligations, including current portion, were $4.3 billion and $3.9 billion, respectively.

7.	Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

As of September 30, 2009 and December 31, 2008, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $43.3 million and $47.8 million, respectively. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 11 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $1.0 million.

The Company recorded penalties and tax-related interest benefits during the three and nine months ended September 30, 2009 of $0.4 million and $14.9 million, respectively. During the three and nine months ended September 30, 2008, the Company recorded penalties and tax-related interest expense of $1.7 million and $5.3 million, respectively. As of September 30, 2009 and December 31, 2008, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the condensed consolidated balance sheets was $14.8 million and $29.1 million, respectively. During the nine months ended September 30, 2009, the Company recognized approximately $10.2 million of tax benefits previously considered uncertain as a result of the expiration of the applicable statute of limitations in one of its foreign jurisdictions. In addition, as a result of the findings in the audit described below, the Company reviewed certain deductions and reversed approximately $4.5 million of previously recognized tax benefits which are now considered uncertain.

The Company files numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. The Company is subject to examinations in various U.S. state jurisdictions for certain tax years. As a result of the Company’s ability to carry forward federal and state net operating losses, the applicable tax years remain open to examination until three years after the applicable loss carry forwards have been used or expired. The U.S. federal income tax examinations for tax years 2004 and 2005 were concluded during the nine months ended September 30, 2009. Upon conclusion of the examinations, the Company recognized additional income tax expense of $13.7 million relating to the disallowance of certain deductions, which is reflected in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009.

8.	Stock-Based Compensation

The Company recognized non-cash stock-based compensation expense during the three and nine months ended September 30, 2009 of approximately $13.0 million and $50.1 million, respectively, and non-cash stock-based compensation expense during the three and nine months ended September 30, 2008 of approximately $13.2 million and $43.1 million, respectively. Non-cash stock-based compensation expense for the nine months ended September 30, 2009 includes $6.6 million related to the modification of certain stock option awards during the nine months ended September 30, 2009. The Company did not capitalize any non-cash stock-based compensation during the nine months ended September 30, 2009 and 2008.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Stock Options—During the nine months ended September 30, 2009, the Company granted stock options to purchase 1.7 million shares of its Common Stock pursuant to its 2007 Equity Incentive Plan (2007 Plan).

The following table summarizes the Company’s option activity for the nine months ended September 30, 2009:

Number of Options
Outstanding as of January 1, 2009	13,185,866
Granted	1,672,050
Exercised	(1,803,288)
Forfeited	(361,603)

Outstanding as of September 30, 2009	12,693,025

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to determine the grant date fair value for options granted during the nine months ended September 30, 2009:

Range of risk-free interest rate	1.41% - 2.04%
Weighted average risk-free interest rate	1.71%
Expected life of option grants	4.00 years
Range of expected volatility of underlying stock price	36.16% - 36.63%
Weighted average expected volatility of underlying stock price	36.23%
Expected annual dividends	N/A

As of September 30, 2009, total unrecognized compensation expense related to unvested stock options was $39.7 million, and is expected to be recognized over a weighted average period of approximately two years. A summary of the weighted average grant date fair value and the fair value of options vested during the nine months ended September 30, 2009 is as follows:

Weighted average grant date fair value per share	$8.92
Weighted average fair value of options vested (in millions)	$40.43

Restricted Stock Units—During the nine months ended September 30, 2009, the Company granted restricted stock units with respect to 1.3 million shares of its Common Stock pursuant to the 2007 Plan.

The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2009:

Number of Units
Outstanding as of January 1, 2009	1,138,268
Granted	1,294,313
Vested	(285,111)
Forfeited	(101,613)

Outstanding as of September 30, 2009	2,045,857

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The total fair value of the restricted stock units that vested during the nine months ended September 30, 2009 was $10.6 million. As of September 30, 2009, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan was $48.9 million, and is expected to be recognized over a weighted average period of approximately three years.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan (ESPP) for all eligible employees as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the nine months ended September 30, 2009, 46,639 shares were purchased by employees under the ESPP and the fair value of such shares was $5.98.

Key assumptions used to apply the Black-Scholes pricing model for shares purchased through the ESPP during the nine months ended September 30, 2009 are as follows:

December 2008 Offering
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

For the three and nine months ended September 30, 2009, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 1.2 million, and shares issuable upon exercise of the Company’s stock options and share based awards of 7.4 million and 10.4 million, respectively, as the effect would be anti-dilutive. For the three and nine months ended September 30, 2008, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 1.2 million, and shares issuable upon exercise of the Company’s stock options and share based awards of 6.2 million and 6.1 million, respectively, as the effect would be anti-dilutive.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table sets forth basic and diluted income from continuing operations per common share computational data for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income from continuing operations attributable to American Tower Corporation	$67,359	$60,516	$174,118	$153,373

Effect of convertible notes	249	22	1,743	120

Income available to common shareholders, as adjusted for diluted earnings	$67,608	$60,538	$175,861	$153,493

Basic weighted average common shares outstanding	397,315	393,567	397,305	396,187
Dilutive securities:
Stock options, warrants and convertible notes	8,413	22,974	10,998	25,516

Diluted weighted average common shares outstanding	405,728	416,541	408,303	421,703

Basic income from continuing operations attributable to American Tower Corporation per common share	$0.17	$0.15	$0.44	$0.39

Diluted income from continuing operations attributable to American Tower Corporation per common share	$0.17	$0.15	$0.43	$0.36

10.	Commitments and Contingencies

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

Mexico Litigation—One of the Company’s subsidiaries, SpectraSite Communications, Inc. (SCI), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI that was sold in 2002, prior to the Company’s merger with SCI’s parent in 2005. The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for the Company is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have full jurisdiction over SCI. These decisions were appealed by the plaintiff, and in July 2008, they were reversed by an intermediate Mexican appellate court. In its decision, the intermediate appellate court identified potential damages of approximately $23.0 million. SCI appealed that ruling to a higher constitutional court in Mexico. In January 2009, the constitutional court ruled in SCI’s favor, remanding the case back to the intermediate appellate court for further proceedings. In March 2009, the intermediate appellate court issued its decision, which reasserts jurisdiction and reimposes liability on SCI. In April 2009, SCI filed an appeal of this decision to the higher constitutional court, as permitted under Mexican law, on the grounds that the decision of the intermediate appellate court is inconsistent with the January 2009 ruling of the higher constitutional court and Mexican law. In August 2009, the plaintiff filed a petition with the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Supreme Court of Mexico asking the court to rule on SCI’s appeal to the constitutional court. In September 2009, the Supreme Court refused to hear the appeal. As a result, the case remains pending in the constitutional court. As a result, the Company is unable to estimate its share, if any, of potential liability at this stage of the proceedings.

AT&T Transaction—SpectraSite entered into an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (AT&T), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SpectraSite has the option to purchase the sites subject to the lease or sublease upon their expiration. Each of the towers is assigned into an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $403.2 million as of September 30, 2009, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by SpectraSite at the expiration of the lease or sublease, AT&T has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL (which completed its merger with Verizon Wireless in January 2009) to acquire communications towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase these towers at the expiration of the sublease period, which will occur between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the sublease period. The aggregate purchase option price for the subleased towers was approximately $62.8 million as of September 30, 2009. At ALLTEL’s option, at the expiration of the sublease period, the purchase price will be payable in cash or with 769 shares of the Company’s Common Stock per tower.

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

XCEL Acquisition—On May 27, 2009, the Company acquired 100% of the outstanding common and preferred stock of XCEL for an aggregate cash purchase price of approximately $96.0 million, consisting of $98.0 million in cash paid, net of preliminary purchase price adjustments of approximately $2.0 million. XCEL provides shared telecom infrastructure services to telecom operators in India. At closing, XCEL owned approximately 1,660 towers located in fifteen telecom circles in India. Additionally, XCEL had approximately 70 towers in various stages of development. The acquisition of XCEL is consistent with the Company’s strategy to expand in selected international markets.

The acquisition of XCEL has been accounted for as a business combination in accordance with the Business Combinations Topic of the FASB ASC. The operating results of the acquired business have been included in the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Company’s condensed consolidated results of operations since the date of acquisition. The operating results of XCEL for periods prior to the acquisition by the Company were not material to the Company’s condensed consolidated results of operations and accordingly, pro forma results of operations have not been presented. The purchase price was preliminarily allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets and assumed liabilities at the date of acquisition. The preliminary goodwill of $53.8 million is calculated as the purchase premium after first allocating the purchase price to the fair value of net assets acquired and represents future growth opportunities and established infrastructure that XCEL provides. The allocation of the purchase price will be finalized upon completion of analyses of the fair value of XCEL’s assets and liabilities and certain tax matters. These analyses include examination of the underlying book and tax records, completion of an appraisal of certain tangible and intangible assets and liabilities and a full assessment of legal and tax contingencies. Certain immaterial adjustments will be made to the assets acquired and liabilities assumed upon completion of updated analyses of the fair value of XCEL’s assets and liabilities.

The following table summarizes the aggregate purchase consideration paid for XCEL and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets (1)	$27,871
Other non-current assets (2)	30,219
Property and equipment	83,523
Intangible assets (3)	38,091
Current liabilities	(23,066)
Long-term debt	(72,013)
Other long-term liabilities (2)	(42,372)

Fair value of net assets acquired	$42,253

Preliminary goodwill (4)	53,789

(1)	Includes approximately $5.8 million of accounts receivable which approximates the gross value due the Company under certain contractual arrangements.
(2)	Includes contingent amounts of approximately $25.6 million related to tax positions related to the acquisition and a related indemnification asset.
(3)	Consists of customer relationships of approximately $18.3 million and network capacity of approximately $19.8 million. The customer relationships and network capacity are being amortized on a straight-line basis over a period of 20 years.
(4)	No goodwill is expected to be deductible for income tax purposes. The goodwill was allocated to the Company’s rental and management segment.

Brazil Acquisition—In July 2009, the Company completed its acquisition of 230 communications tower sites and related third party leases located in Brazil for an aggregate purchase price of approximately $51.3 million, which consisted of $50.5 million in cash and the assumption of $0.8 million in liabilities. This acquisition is consistent with the Company’s strategy to expand in selected international markets.

This acquisition has been accounted for as a business combination in accordance with the Business Combinations Topic of the FASB ASC. The purchase price was preliminarily allocated to the acquired assets based on the estimated fair value of the acquired assets at the date of acquisition. The allocation of the purchase price will be finalized upon completion of analyses of the fair value of the assets acquired.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired at the acquisition date (in thousands):

Property and equipment	$32,015
Intangible assets (1)	19,260

Fair value of net assets acquired	$51,275

(1)	Consists of a preliminary estimate of customer relationship intangibles of approximately $19.3 million. The customer relationship intangibles are being amortized on a straight-line basis over a period of 20 years.

The Company is obligated to acquire an additional 114 communications tower sites, pending regulatory approvals, for an aggregate purchase price of approximately $18.0 million.

U.S. Acquisitions—During the nine months ended September 30, 2009, the Company acquired 88 communications tower sites in the United States from various third parties for an aggregate purchase price of approximately $24.0 million, plus $1.7 million of accrued contingent consideration.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2009 and 2008 is shown in the table below. The Other column below represents amounts excluded from specific segments, such as stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; other operating expenses; interest income; interest expense; loss on retirement of long-term obligations; and other (expense) income, as well as reconciles segment operating profit to income before income taxes and income on equity method investments.

Three months ended September 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2009
Segment revenues	$430,525	$13,580		$444,105
Segment operating expenses	101,128	7,466		108,594
Interest income, TV Azteca, net	3,585			3,585

Segment gross margin	332,982	6,114		339,096

Segment selling, general, administrative and development expenses	22,267	1,436		23,703

Segment operating profit	$310,715	$4,678		315,393

Other selling, general, administrative and development expense			$24,162	24,162
Depreciation, amortization and accretion	$102,964	$653	1,926	105,543
Other expenses (principally interest expense)			66,761	66,761

Income from continuing operations before income taxes and income on equity method investments				$118,927

Three months ended September 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2008
Segment revenues	$394,396	$14,872		$409,268
Segment operating expenses	93,696	10,161		103,857
Interest income, TV Azteca, net	3,586			3,586

Segment gross margin	304,286	4,711		308,997

Segment selling, general, administrative and development expenses	17,514	869		18,383

Segment operating profit	$286,772	$3,842		290,614

Other selling, general, administrative and development expense			$26,336	26,336
Depreciation, amortization and accretion	$101,927	$655	1,807	104,389
Other expenses (principally interest expense)			64,365	64,365

Income from continuing operations before income taxes and income on equity method investments				$95,524

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Nine months ended September 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2009
Segment revenues	$1,233,222	$42,919		$1,276,141
Segment operating expenses	283,549	25,324		308,873
Interest income, TV Azteca, net	10,669			10,669

Segment gross margin	960,342	17,595		977,937

Segment selling, general, administrative and development expenses	63,500	4,383		67,883

Segment operating profit	$896,842	$13,212		910,054

Other selling, general, administrative and development expense			$87,474	87,474
Depreciation, amortization and accretion	$300,312	$2,010	5,552	307,874
Other expenses (principally interest expense)			200,145	200,145

Income from continuing operations before income taxes and income on equity method investments				$314,561

Nine months ended September 30,	Rental and Management	Network Development Services	Other	Total
	(in thousands)
2008
Segment revenues	$1,152,722	$32,458		$1,185,180
Segment operating expenses	272,579	18,710		291,289
Interest income, TV Azteca, net	10,711			10,711

Segment gross margin	890,854	13,748		904,602

Segment selling, general, administrative and development expenses	49,991	3,060		53,051

Segment operating profit	$840,863	$10,688		851,551

Other selling, general, administrative and development expense			$82,361	82,361
Depreciation, amortization and accretion	$294,074	$1,846	5,238	301,158
Other expenses (principally interest expense)			194,157	194,157

Income from continuing operations before income taxes and income on equity method investments				$273,875

13.	Subsequent Events

4.625% Senior Notes Offering—On October 20, 2009, the Company completed an institutional private placement of $600.0 million aggregate principal amount of its 4.625% senior notes due 2015 (4.625% Notes). The net proceeds to the Company from the offering were approximately $594.1 million, after deducting commissions and expenses. The Company will use $508.9 million of the net proceeds to finance the redemption of its outstanding 7.125% senior notes due 2012 (7.125% Notes), which is set for November 13, 2009. The remainder of the net proceeds will be used for general corporate purposes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The 4.625% Notes will mature on April 1, 2015, and interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2010, to the persons in whose names the notes are registered at the close of business on the preceding March 15 and September 15, respectively. The Company may redeem the 4.625% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes will accrue from October 20, 2009 and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

If the Company undergoes a change of control and ratings decline, each as defined in the indenture for the 4.625% Notes, the Company may be required to repurchase all of the 4.625% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, and additional interest, if any, to but not including the date of repurchase. The 4.625% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries. The indenture contains certain covenants that limit the Company’s ability to merge, consolidate or sell assets and the Company’s and its subsidiaries’ abilities to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens shall not exceed 3.5x Adjusted EBITDA, as defined in the indenture.

7.125% Senior Notes—On October 14, 2009, the Company issued a notice for the redemption of the principal amount of its outstanding 7.125% Notes. In accordance with the redemption provisions and the indenture for the 7.125% Notes, the 7.125% Notes will be redeemed at a price equal to 101.781% of the principal amount. In addition, the Company will pay accrued and unpaid interest on the redeemed notes up to, but excluding, the redemption date, which is set for November 13, 2009.

Asia Acquisition—On October 28, 2009, the Company completed the acquisition of Insight Infrastructure Pte. Ltd, and its principal operating subsidiary Transcend Infrastructure Limited (Insight). At closing, Insight owned 326 towers, which are located in a number of telecom circles in India. Additionally, Insight had approximately 40 towers in various stages of development that the Company plans to complete over the next several months. The total consideration for the acquisition is expected to be approximately $20.0 million, which is subject to certain post-closing adjustments, and includes the assumption of certain liabilities by the Company. The Company used its existing cash and cash equivalents to satisfy the cash requirements at closing.

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

The discussion and analysis of our financial condition and results of operations that follow are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” beginning on page 39 and our Annual Report on Form 10-K for the year ended December 31, 2008, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a leading wireless and broadcast communications infrastructure company with a portfolio of approximately 26,400 communications sites, including wireless communications towers, broadcast communications towers and distributed antenna system (“DAS”) networks. Our portfolio of wireless and broadcast tower sites consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of September 30, 2009, approximately 19,800 sites in the United States and approximately 6,400 sites in Mexico, Brazil and India. Our portfolio also includes approximately 200 DAS networks that we operate in malls, casinos and other in-building applications in the United States and Mexico. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners in the United States, Mexico and Brazil. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. This segment of our business, which we refer to as our rental and management segment, accounted for approximately 97% of our total revenues for the three and nine months ended September 30, 2009.

Our communications site portfolio provides us with growth potential because we have the ability to add new tenants, and new equipment for existing tenants, on our sites. Our broad site portfolio and our large customer base provide us with a diverse source of new business opportunities, which has historically resulted in consistent and predictable revenue growth. Through our network development services segment, we offer tower-related services in the United States, including site acquisition, zoning, permitting and installation services and structural analysis services, which directly support our site leasing business and the addition of new tenants and equipment on our sites. We intend to capitalize on the increasing use of wireless communications services by actively marketing space available for lease on our existing sites and selectively developing or acquiring new sites and markets that meet our return on investment criteria.

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

Results of Operations

Three Months Ended September 30, 2009 and 2008 (dollars in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
REVENUES:
Rental and management	$430,525	$394,396	$36,129	9%
Network development services	13,580	14,872	(1,292)	(9)

Total revenues	444,105	409,268	34,837	9

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	101,128	93,696	7,432	8
Network development services	7,466	10,161	(2,695)	(27)
Depreciation, amortization and accretion	105,543	104,389	1,154	1
Selling, general, administrative and development expense (including stock-based compensation expense of $12,950 and $13,249, respectively)	47,865	44,719	3,146	7
Other operating expenses	3,026	1,936	1,090	56

Total operating expenses	265,028	254,901	10,127	4

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	3,585	3,586	(1)	—
Interest income	736	1,017	(281)	(28)
Interest expense	(64,122)	(63,546)	576	1
Loss on retirement of long-term obligations	(391)	(959)	(568)	(59)
Other income	42	1,059	(1,017)	(96)
Income tax provision	(51,348)	(34,918)	16,430	47
Income on equity method investments	3	5	(2)	(40)

Income from continuing operations	67,582	60,611	6,971	12
Loss from discontinued operations, net	(4)	(50)	(46)	(92)

Net income	67,578	60,561	7,017	12
Net income attributable to noncontrolling interest	(223)	(95)	128	135

Net income attributable to American Tower Corporation	$67,355	$60,466	$6,889	11%

Total Revenues

Total revenues for the three months ended September 30, 2009 were $444.1 million, an increase of $34.8 million from the three months ended September 30, 2008. Approximately $36.1 million of the increase was attributable to an increase in rental and management revenue, partially offset by a decrease of approximately $1.3 million in network development services revenue.

Rental and Management Revenue

Rental and management revenue for the three months ended September 30, 2009 was $430.5 million, an increase of $36.1 million from the three months ended September 30, 2008. Approximately $20.4 million of the increase resulted from incremental revenue generated by communications sites that existed in our portfolio during the entire period between July 1, 2008 and September 30, 2009, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites and contractual escalators, and $6.7 million of one-time revenue related to a termination agreement with one of our broadcast customers, partially offset by unfavorable foreign currency exchange rates and the impact of straight-line lease accounting. Approximately $15.7 million of the increase resulted from approximately 3,270 communications sites acquired and/or constructed subsequent to July 1, 2008. We believe that our rental and management revenue will grow as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to be generated from wireless service providers.

Network Development Services Revenue

Network development services revenue for the three months ended September 30, 2009 was $13.6 million, a decrease of $1.3 million from the three months ended September 30, 2008. This decrease was primarily attributable to a decrease in the revenues generated from our site acquisition, zoning, permitting and installation services. As we continue to give primary focus on and grow our rental and management business, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2009 were $265.0 million, an increase of $10.1 million from the three months ended September 30, 2008. The increase was primarily attributable to an increase in selling, general, administrative and development expense of $3.1 million, an increase in expenses within our rental and management segment of $7.4 million, an increase in depreciation, amortization and accretion expenses of $1.2 million and an increase in other operating expenses of $1.1 million, partially offset by a decrease in expenses within our network development services segment of $2.7 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the three months ended September 30, 2009 was $101.1 million, an increase of $7.4 million from the three months ended September 30, 2008. The increase was primarily the result of a $7.2 million increase in expenses related to approximately 3,270 sites acquired and/or constructed subsequent to July 1, 2008, and an increase of $0.2 million in expenses attributable to communications sites that existed in our portfolio during the period between July 1, 2008 and September 30, 2009, primarily due to increases in land rents, partially offset by the impact of fluctuations in foreign currency exchange rates.

Rental and management segment gross margin for the three months ended September 30, 2009 was $333.0 million, an increase of $28.7 million from the three months ended September 30, 2008. The increase primarily resulted from the additional rental and management revenue described above.

Rental and management segment operating profit for the three months ended September 30, 2009 was $310.7 million, an increase of $23.9 million from the three months ended September 30, 2008. This was comprised of the $28.7 million increase in rental and management segment gross margin described above, partially offset by an increase of approximately $4.8 million in selling, general, administrative and development expenses related to the rental and management segment, due in large part to our international expansion.

Network Development Services Expense

Network development services expense for the three months ended September 30, 2009 was $7.5 million, a decrease of $2.7 million from the three months ended September 30, 2008. The decrease correlates to the reduction in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion for the three months ended September 30, 2009 was $105.5 million, an increase of $1.2 million from the three months ended September 30, 2008. This increase was primarily attributable to an increase in property, plant and equipment (including the property, plant and equipment acquired from XCEL Telecom Private Limited (“XCEL”) (see note 11 to our condensed consolidated financial statements included herein)) from September 30, 2008 to September 30, 2009.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the three months ended September 30, 2009 was $47.9 million, an increase of $3.1 million from the three months ended September 30, 2008. The increase was primarily attributable to an increase in the cost to support our growth in international markets, an increase of $2.0 million for the write-off of capitalized costs related to discontinued projects and an increase of $1.1 million in legal settlements and fees, partially offset by other cost savings.

Other Operating Expenses

Other operating expenses for the three months ended September 30, 2009 were $3.0 million, an increase of $1.1 million from the three months ended September 30, 2008. Approximately $0.5 million of the increase was attributable to acquisition related costs which have been expensed as a result of the adoption of the SFAS 141R, which was codified in the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”), and approximately $0.6 million of the increase was attributable to impairments and losses on the sale of assets.

Loss on Retirement of Long-Term Obligations

Loss on retirement of long-term obligations for the three months ended September 30, 2009 was $0.4 million, a decrease of $0.6 million from the three months ended September 30, 2008.

During the three months ended September 30, 2009, we completed the redemption of the remaining $20.8 million principal amount of 7.50% notes due 2012 (“7.50% Notes”) for an aggregate purchase price of $21.5 million in cash, which included accrued and unpaid interest. As a result of this transaction, we recorded a charge of $0.4 million related to the amounts paid in excess of carrying value and the write-off of the related deferred financing fees.

During the three months ended September 30, 2008, in connection with the conversion of $35.7 million principal amount of our 3.00% convertible notes due August 15, 2012 (“3.00% Notes”) into shares of our Class A common stock (“Common Stock”), we paid such holders an aggregate of approximately $1.0 million in cash related to amounts paid in excess of carrying value. This amount was included in accounts payable and accrued expenses as of September 30, 2008.

Other Income

Other income for the three months ended September 30, 2009 was approximately $0.04 million, as compared to other income of approximately $1.1 million for the three months ended September 30, 2008. During the three months ended September 30, 2009, we recorded foreign currency remeasurement gains of approximately $0.5 million, partially offset by other miscellaneous costs of $0.6 million. During the three months ended September 30, 2008, we recorded foreign currency remeasurement gains of approximately $1.1 million.

Income Tax Provision

The income tax provision for the three months ended September 30, 2009 was $51.3 million, an increase of $16.4 million from the three months ended September 30, 2008. The effective tax rate was 43.2% for the three months ended September 30, 2009, as compared to an effective tax rate of 36.6% for the three months ended September 30, 2008. The increase in the effective tax rate for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, is primarily due to the discrete impact of foreign currency fluctuations on certain tax items and state taxes.

The effective tax rates on income from continuing operations for the three months ended September 30, 2009 and September 30, 2008 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes.

Nine Months Ended September 30, 2009 and 2008 (dollars in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
REVENUES:
Rental and management	$1,233,222	$1,152,722	$80,500	7%
Network development services	42,919	32,458	10,461	32

Total revenues	1,276,141	1,185,180	90,961	8

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	283,549	272,579	10,970	4
Network development services	25,324	18,710	6,614	35
Depreciation, amortization and accretion	307,874	301,158	6,716	2
Selling, general, administrative and development expense (including stock-based compensation expense of $50,124 and $43,111, respectively)	155,357	135,412	19,945	15
Other operating expenses	8,228	3,308	4,920	149

Total operating expenses	780,332	731,167	49,165	7

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	10,669	10,711	(42)	—
Interest income	1,717	2,959	(1,242)	(42)
Interest expense	(188,345)	(191,568)	(3,223)	(2)
Loss on retirement of long-term obligations	(6,385)	(1,195)	5,190	434
Other income (expense)	1,096	(1,045)	2,141	205
Income tax provision	(139,883)	(120,254)	19,629	16
Income on equity method investments	20	18	2	11

Income from continuing operations	174,698	153,639	21,059	14
Income from discontinued operations, net	8,127	108,034	(99,907)	(92)

Net income	182,825	261,673	(78,848)	(30)
Net income attributable to noncontrolling interest	(580)	(266)	314	118

Net income attributable to American Tower Corporation	$182,245	$261,407	$(79,162)	(30)%

Total Revenues

Total revenues for the nine months ended September 30, 2009 were $1,276.1 million, an increase of $91.0 million from the nine months ended September 30, 2008. Approximately $80.5 million of the increase was attributable to an increase in rental and management revenue, with the remaining portion of the increase attributable to network development services revenue.

Rental and Management Revenue

Rental and management revenue for the nine months ended September 30, 2009 was $1,233.2 million, an increase of $80.5 million from the nine months ended September 30, 2008. Approximately $50.6 million of the increase resulted from incremental revenue generated by communications sites that existed in our portfolio during the entire period between January 1, 2008 and September 30, 2009, which reflects revenue increases from adding new tenants to those sites, existing tenants adding more equipment to those sites and contractual escalators, partially offset by unfavorable foreign currency exchange rates and the impact of straight-line lease accounting. Approximately $29.9 million of the increase resulted from approximately 3,610 communications sites acquired and/or constructed subsequent to January 1, 2008. We believe that our rental and management revenue will grow as we continue to utilize existing site capacity. We anticipate that the majority of our new leasing activity will continue to be generated from wireless service providers.

Network Development Services Revenue

Network development services revenue for the nine months ended September 30, 2009 was $42.9 million, an increase of $10.5 million from the nine months ended September 30, 2008. This increase was primarily attributable to revenues generated from our site acquisition, zoning, permitting and installation services. As we continue to give primary focus on and grow our rental and management business, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2009 were $780.3 million, an increase of $49.2 million from the nine months ended September 30, 2008. The increase was primarily attributable to an increase in selling, general, administrative and development expense of $19.9 million, increases in expenses within our rental and management segment of $11.0 million and network development services segment of $6.6 million, an increase in depreciation, amortization and accretion expenses of $6.7 million, and an increase in other operating expenses of $4.9 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the nine months ended September 30, 2009 was $283.5 million, an increase of $11.0 million from the nine months ended September 30, 2008. The increase was primarily the result of a $13.9 million increase in expenses related to approximately 3,610 sites acquired and/or constructed subsequent to January 1, 2008, offset by a decrease of $2.9 million in expenses attributable to communications sites that existed in our portfolio during the period between January 1, 2008 and September 30, 2009, primarily due to the impact of fluctuations in foreign currency exchange rates.

Rental and management segment gross margin for the nine months ended September 30, 2009 was $960.3 million, an increase of $69.5 million from the nine months ended September 30, 2008. The increase primarily resulted from additional rental and management revenue described above.

Rental and management segment operating profit for the nine months ended September 30, 2009 was $896.8 million, an increase of $56.0 million from the nine months ended September 30, 2008. This was comprised of the

$69.5 million increase in rental and management segment gross margin described above, partially offset by an increase of approximately $13.5 million in selling, general, administrative and development expenses related to our rental and management segment, due in large part to our international expansion.

Network Development Services Expense

Network development services expense for the nine months ended September 30, 2009 was $25.3 million, an increase of $6.6 million from the nine months ended September 30, 2008. The increase correlates to the growth in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion for the nine months ended September 30, 2009 was $307.9 million, an increase of $6.7 million from the nine months ended September 30, 2008. This increase was primarily attributable to an increase in property, plant and equipment (including the property, plant and equipment acquired from XCEL (see note 11 to our condensed consolidated financial statements included herein)) from September 30, 2008 to September 30, 2009.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the nine months ended September 30, 2009 was $155.4 million, an increase of $19.9 million from the nine months ended September 30, 2008. The increase was primarily attributable to an increase of approximately $7.0 million in non-cash stock based compensation expense, which was principally driven by the additional expense recognized upon the modification of certain stock option awards during the nine months ended September 30, 2009, an increase of $5.1 million of bad debt expense, an increase of $4.5 million for the write-off of capitalized costs related to discontinued projects and an increase in the cost to support our growth in international markets. For the nine months ended September 30, 2008, selling, general, administrative and development expense included a one-time reduction related to payroll tax expense of approximately $3.1 million.

Other Operating Expenses

Other operating expenses for the nine months ended September 30, 2009 were $8.2 million, an increase of $4.9 million from the nine months ended September 30, 2008. The increase was primarily attributable to approximately $4.2 million in acquisition related costs which have been expensed as a result of the adoption of SFAS 141R, which was codified in the Business Combinations Topic of the FASB ASC. Approximately $1.2 million of these costs are related to the expensing of amounts which had been recorded as other long-term assets at December 31, 2008 for pending acquisitions and the remaining $3.0 million relates to additional acquisition related costs incurred during the nine months ended September 30, 2009. Approximately $0.7 million of the increase was attributable to impairments and losses on the sale of assets.

Interest Expense

Interest expense for the nine months ended September 30, 2009 was $188.3 million, a decrease of $3.2 million from the nine months ended September 30, 2008. The decrease was primarily attributable to a decrease in average outstanding debt of approximately $80.5 million, partially offset by a slight increase in the average borrowing rate.

Loss on Retirement of Long-Term Obligations

Loss on retirement of long-term obligations for the nine months ended September 30, 2009 was $6.4 million, an increase of $5.2 million from the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, pursuant to a tender offer and subsequent redemption, we repurchased an aggregate of $225.0 million principal amount of 7.50% Notes for an aggregate purchase price of $231.7 million in cash. As a result of these transactions, we recorded a charge of $6.4 million related to the amounts paid in excess of carrying value and the write-off of the related deferred financing fees.

During the nine months ended September 30, 2008, in connection with the conversion of $13.6 million principal amount of our 3.25% convertible notes due August 1, 2010 and $35.7 million principal amount of our 3.00% Notes into shares of our Common Stock, we paid such holders an aggregate of approximately $1.2 million in cash related to amounts paid in excess of the carrying value. Approximately $1.0 million of this amount was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2008.

Other Income (Expense)

Other income for the nine months ended September 30, 2009 was approximately $1.1 million, as compared to other expense of approximately $1.0 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we recorded a gain of approximately $1.7 million on the settlement of a foreign currency exchange contract executed to hedge the foreign currency exposure associated with our acquisition of XCEL, partially offset by a foreign currency remeasurement loss of approximately $0.6 million. During the nine months ended September 30, 2008, we recorded foreign currency remeasurement losses of approximately $1.0 million.

Income Tax Provision

The income tax provision for the nine months ended September 30, 2009 was $139.9 million, an increase of $19.6 million from the nine months ended September 30, 2008. The effective tax rate was 44.5% for the nine months ended September 30, 2009, as compared to an effective tax rate of 43.9% for the nine months ended September 30, 2008. The increase in the effective tax rate for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, is primarily due to the discrete impact of foreign currency fluctuations on certain tax items, Internal Revenue Service (“IRS”) audit adjustments, partially offset by the decrease in certain tax reserves.

The effective tax rates on income from continuing operations for the nine months ended September 30, 2009 and September 30, 2008 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, IRS audit adjustments, tax reserves and state taxes.

Income from Discontinued Operations, Net

Income from discontinued operations, net for the nine months ended September 30, 2009 was $8.1 million, a decrease of $99.9 million from the nine months ended September 30, 2008. This decrease is primarily attributable to the recording of an income tax benefit of $106.1 million during the nine months ended September 30, 2008, related to losses associated with our investment in our wholly owned subsidiary, Verestar, Inc. (“Verestar”). Verestar filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. In April 2008, the bankruptcy court approved Verestar’s plan of liquidation. This decrease was partially offset by an insurance reimbursement received during the nine months ended September 30, 2009 for approximately $5.0 million related to the Verestar bankruptcy settlement.

Liquidity and Capital Resources

The information in this section updates as of September 30, 2009 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2008 and should be read in conjunction with that report.

Overview

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt and equity offerings. As of September 30, 2009, we had approximately $850.0 million of total liquidity, comprised of approximately $229.7 million in cash and cash equivalents and the ability to borrow approximately $620.3 million under our $1.25 billion senior unsecured revolving credit facility (“Revolving Credit Facility”). In March 2008, we increased our borrowing capacity under the Revolving Credit Facility by adding $325.0 million of term loan commitments (“Term Loan”), and as of September 30, 2009, the Term Loan was fully drawn. As of September 30, 2009, our cash and cash equivalents increased by $163.4 million as compared to September 30, 2008. Summary cash flow information for the nine months ended September 30, 2009 and 2008 is set forth below (in thousands).

	Nine Months Ended September 30,
	2009	2008
Net cash provided by (used for):
Operating activities	$649.4	$586.3
Investing activities	(344.4)	(191.5)
Financing activities	(218.5)	(361.7)
Net effect of changes in exchange rates on cash and cash equivalents	0.1	—

Net increase in cash and cash equivalents	$86.6	$33.1

We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, tower construction, DAS network installations, and tower and land acquisitions. We also use our cash flows to fund refinancings and repurchases of our outstanding indebtedness, as well as our stock repurchase programs.

As of September 30, 2009, we had total outstanding indebtedness of approximately $4.2 billion. During the nine months ended September 30, 2009 and the year ended December 31, 2008, we generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations. We believe the cash generated by operations during the next twelve months will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for the next twelve months. We expect that we may opportunistically raise additional capital to fund stock repurchases, repurchase existing debt and for other general corporate purposes.

Cash Flows from Operating Activities

For the nine months ended September 30, 2009, cash provided by operating activities was $649.4 million, an increase of approximately $63.1 million as compared to the nine months ended September 30, 2008. This increase was primarily attributable to an increase of approximately $73.3 million in the gross margin of our operating segments, partially offset by an increase of approximately $5.3 million in cash paid for income taxes and an increase in the amount spent to meet working capital needs.

Our rental and management and network development services segments are expected to generate cash flows from operations during 2009 in excess of its cash needs for operating expenses and capital expenditures for tower construction, improvements and acquisitions.

Cash Flows from Investing Activities

For the nine months ended September 30, 2009, cash used for investing activities was $344.4 million, an increase of approximately $152.9 million as compared to the nine months ended September 30, 2008. This increase was primarily attributable to the acquisition of XCEL in May 2009 (see note 11 to the condensed consolidated financial statements), the acquisition of approximately 318 towers during the nine months ended September 30, 2009, increased spending on the purchase of property and equipment and construction activities and increased purchases of short-term investments.

During the nine months ended September 30, 2009, payments for purchases of property and equipment and construction activities totaled $182.4 million, including $49.4 million of capital expenditures related to the maintenance, improvement and augmentation of our existing communications sites, $91.9 million spent in connection with the construction of 669 communications tower sites and the installation of ten in-building DAS networks, $35.2 million spent to acquire land under our towers that was subject to ground agreements (including leases), and $5.9 million spent on information technology improvements. In addition, during the nine months ended September 30, 2009, we spent $98.0 million, net of $11.3 million in cash acquired, to acquire XCEL, and $74.5 million to acquire 318 communications tower sites.

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

Cash Flows from Financing Activities

For the nine months ended September 30, 2009, cash used for financing activities was $218.5 million, as compared to cash used for financing activities of $361.7 million during the nine months ended September 30, 2008. The $218.5 million of cash used for financing activities during the nine months ended September 30, 2009 primarily related to the tender offer for and redemption of the 7.50% Notes and the repayment of credit facilities and capital leases of approximately $354.6 million; and payments for the repurchase of our Common Stock of $189.7 million, which consisted primarily of stock repurchases under our $1.5 billion stock repurchase program approved by our Board of Directors in February 2008 (the “2008 Buyback”); partially offset by $300.0 million ($291.6 million, net of commissions and expenses) of proceeds from the issuance of the 7.25% senior unsecured notes due 2019 (“7.25% Notes”) and approximately $36.0 million of proceeds from stock options, warrants and the employee stock purchase plan. The $361.7 million of cash used for financing activities during the nine months ended September 30, 2008 primarily related to payments for the repurchases of our Common Stock of $631.9 million and the repayment of notes payable, credit facilities and capital leases of approximately $326.9 million, partially offset by $525.0 million of borrowings under the Revolving Credit Facility and Term Loan and $75.9 million of proceeds from stock options, warrants and the employee stock purchase plan.

Revolving Credit Facility.    As of September 30, 2009, we had $625.0 million outstanding and the ability to borrow approximately $620.3 million under the Revolving Credit Facility. We continue to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course.

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

7.25% Senior Notes Offering.    On June 10, 2009, we completed an institutional private placement of $300.0 million aggregate principal amount of our 7.25% Notes. The net proceeds to us from the offering were approximately $291.6 million, after deducting commissions and expenses. We used $210.2 million of the net proceeds to finance the repurchase of our outstanding 7.50% Notes through a tender offer. In addition, we used $50.0 million of the net proceeds to repay certain of our outstanding indebtedness incurred under our Revolving Credit Facility.

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

If we undergo a change of control, as defined in the indenture for the 7.25% Notes, and ratings decline (in the event that on, or within 90 days after, an announcement of a change of control, both of our current investment grade credit ratings cease to be investment grade), we may be required to repurchase all of the 7.25% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, and additional interest, if any, to but not including the date of repurchase. The 7.25% Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries. The indenture contains certain covenants that restrict our ability to merge, consolidate or sell assets and our and our subsidiaries’ abilities to incur liens. These covenants are subject to a number of exceptions, including that we and our subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the indenture.

4.625% Senior Notes Offering.    On October 20, 2009, we completed an institutional private placement of $600.0 million aggregate principal amount of our 4.625% senior notes due 2015 (“4.625% Notes”). The net proceeds to us from this offering were approximately $594.1 million, after deducting commissions and expenses. We will use $508.9 million of the net proceeds to finance the redemption of our outstanding 7.125% senior notes due 2012 (“7.125% Notes”). The remainder of the net proceeds will be used for general corporate purposes.

The 4.625% Notes mature on April 1, 2015, and interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2010, to the persons in whose names the notes are registered at the close of business on the preceding March 15 and September 15, respectively. We may redeem the 4.625% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes will accrue from October 20, 2009 and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

If we undergo a change of control, as defined in the indenture for the 4.625% Notes, and ratings decline (in the event that on, or within 90 days after, an announcement of a change of control, both of our current investment grade credit ratings cease to be investment grade), we may be required to repurchase all of the 4.625% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, and additional interest, if any, to but not including the date of repurchase. The 4.625% Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries. The indenture contains certain covenants that restrict our ability to merge, consolidate or sell assets and our and our subsidiaries’ abilities to incur liens. These covenants are subject to a number of exceptions, including that we and our subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the indenture.

Stock Repurchase Program.    During the nine months ended September 30, 2009, we repurchased an aggregate of 5.9 million shares of our Common Stock for an aggregate of $187.2 million, including commissions and fees, pursuant to our 2008 Buyback. Between October 1, 2009 and October 23, 2009, we repurchased an additional 0.02 million shares of our Common Stock for an aggregate of $0.8 million, including commissions and fees. As of October 23, 2009, we had repurchased a total of 19.9 million shares of Common Stock for an aggregate of $721.3 million, including commissions and fees, pursuant to the 2008 Buyback.

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

Sales of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan, upon the exercise of stock options granted under our equity incentive plans and upon the exercise of warrants to purchase our equity securities. For the nine months ended September 30, 2009, we received an aggregate of approximately $36.0 million in proceeds from sales of shares pursuant to our employee stock purchase plan, upon exercises of stock options and upon exercises of warrants.

Contractual Obligations.    Our contractual obligations relate primarily to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in our May 2007 securitization transaction, borrowings under our Revolving Credit Facility and Term Loan and our outstanding notes.

The following table summarizes our borrowings under our Revolving Credit Facility and Term Loan, and the balance outstanding under our notes and the certificates issued in our securitization transaction and certain other debt, as of September 30, 2009 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	April 15, 2014	(1)
Revolving Credit Facility	625,000	June 8, 2012
Term Loan	325,000	June 8, 2012
7.25% senior subordinated notes	288	December 1, 2011
7.25% senior notes	294,947	May 15, 2019
7.125% senior notes (2)	500,915	October 15, 2012
7.00% senior notes	500,000	October 15, 2017
5.0% convertible notes	59,683	February 15, 2010
XCEL Credit Facility (3)	71,206	March 31, 2016
Other debt, including capital leases	59,716

Total	$4,186,755

(1)	Anticipated repayment date; final legal maturity date is April 2037.
(2)	On November 13, 2009, we intend to redeem the outstanding balance, as described in further detail below under “—Refinancing Activities.”
(3)	The Indian rupee-denominated debt was an obligation of XCEL and was outstanding at the time of our acquisition of XCEL.

A description of our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q. We classify uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next twelve months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $16.1 million as other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2009. We also classified approximately $14.8 million of accrued income tax related interest and penalties as other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2009.

Refinancing Activities

In order to extend the maturity dates of our indebtedness, lower our cost of debt and improve our financial flexibility, we use our available liquidity and seek new sources of liquidity to refinance our outstanding indebtedness.

Tender Offer for and Redemption of 7.50% Senior Notes.    During the nine months ended September 30, 2009, we repurchased $204.2 million aggregate principal amount of the 7.50% Notes pursuant to a cash tender offer. We paid $210.2 million, including approximately $1.7 million in accrued and unpaid interest, to holders of the 7.50% Notes using net proceeds from the institutional private placement of the 7.25% Notes discussed above. On July 20, 2009, we completed the redemption of the remaining $20.8 million aggregate principal amount of the 7.50% Notes. In accordance with the redemption provisions and the indenture for the 7.50% Notes, the remaining 7.50% Notes were redeemed at a price equal to 101.875% of the principal amount, plus accrued and unpaid interest up to, but excluding, July 20, 2009, for an aggregate purchase price of $21.5 million. Upon completion of this redemption, none of the 7.50% Notes remained outstanding.

Redemption of 3.00% Convertible Notes.    During the nine months ended September 30, 2009, we completed the redemption of the remaining $162.2 million aggregate principal amount of our 3.00% Notes. In accordance with the conversion provisions and the indenture for the 3.00% Notes, holders of the 3.00% Notes had the right at any time up to and including, but not after the close of business on August 26, 2009, to convert their notes into shares of our Common Stock at a conversion rate of 48.7805 shares per $1,000 principal amount of notes. Holders of approximately $162.1 million of the 3.00% Notes converted their 3.00% Notes into an aggregate of 7,908,316 shares of Common Stock prior to redemption. In accordance with the redemption provisions and the indenture for the 3.00% Notes, the remaining 3.00% Notes were redeemed at a price equal to 101.125% of the principal amount, plus accrued and unpaid interest up to, but excluding, August 27, 2009, for an aggregate purchase price of $0.1 million. Upon completion of this redemption, none of the 3.00% Notes remained outstanding.

Redemption of 7.125% Senior Notes—In October 2009, we issued a notice for the redemption of the principal amount of our outstanding 7.125% Notes. In accordance with the redemption provisions and the indenture for the 7.125% Notes, the 7.125% Notes will be redeemed at a price equal to 101.781% of the principal amount. In addition, we will pay accrued and unpaid interest on the redeemed notes up to, but excluding the redemption date, which is set for November 13, 2009.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2008, our liquidity is dependent on our ability to generate cash flow from operating activities, borrow funds under our Revolving Credit Facility and maintain compliance with the contractual agreements governing our indebtedness. As discussed below, the loan agreements relating to the securitization transaction and to our Revolving Credit Facility and Term Loan contain certain financial ratios and operating covenants and other restrictions that could impact our liquidity. In addition, as discussed below under the caption “Information Presented Pursuant to the Indenture of our 7.125% Notes,” the indenture governing the terms of our 7.125% Notes contains certain restrictive covenants not found in our other indentures that could impact our liquidity. We believe that the foregoing debt agreements and indentures represent those of our material debt agreements that incorporate covenants, the compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

Restrictions Under Loan Agreement Relating to Revolving Credit Facility and Term Loan.    The loan agreement for the Revolving Credit Facility and Term Loan contains certain financial ratios and operating covenants and other restrictions applicable to us and all of our subsidiaries designated as restricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreement also contains covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. As of September 30, 2009, we were in compliance with each of these covenants.

•

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (as defined in the loan agreement) of 6.00 to 1.00. Based on our financial performance for the twelve months ended September 30, 2009, we could incur approximately $2.73 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $455 million and we would still remain in compliance with this ratio.

•

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the twelve months ended September 30, 2009, we could incur approximately $1.67 billion of additional Senior Secured Debt and still remain in compliance with this ratio. In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $557 million and we would still remain in compliance with this ratio.

•

Interest Coverage Ratio: This ratio requires that we maintain a ratio of Adjusted EBITDA to Interest Expense of not less than 2.50 to 1.00. Based on our financial performance for the twelve months ended September 30, 2009, our interest expense, which was $239 million for that period, could increase by approximately $223 million and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, our revenues could decrease by approximately $556 million and we would still remain in compliance with this ratio.

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

Under the terms of the Securitization loan agreement, the loan will be paid solely from the cash flows generated by the towers subject to the Securitization, which must be deposited, and thereafter distributed, solely pursuant to the terms of the Securitization loan. The Borrowers are required to make monthly payments of interest on the Securitization loan. On a monthly basis, all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the Securitization loan, referred to as excess cash flow, is to be released to the Borrowers for distribution to us. During the three months ended September 30, 2009, the Borrowers distributed excess cash to us of approximately $119.4 million.

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

As of the end of the quarter ended September 30, 2009, the Borrowers’ DSCR was 3.12x. Based on the Borrowers’ net cash flow for the calendar quarter ended September 30, 2009 and the amount of interest, servicing fees and trustee fees payable over the succeeding twelve months on the Securitization loan, the Borrowers could endure a reduction of approximately $179.7 million in net cash flow before triggering a Cash Trap DSCR, and approximately $194.5 million in net cash flow before triggering an Amortization Period.

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

In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, we derive a substantial portion of our revenues from a small number of customers and, consequently, a failure by a significant customer to perform its contractual obligations to us could adversely affect our cash flow and liquidity. As also set forth in that Item, as of September 30, 2009, foreign currency fluctuations have primarily caused a subsidiary of Grupo Iusacell, which represented approximately 5% of our total revenues for the nine months ended September 30, 2009, has suspended debt service payments of its U.S. Dollar denominated debt. While Grupo Iusacell has continued to make payments to us, our net accounts receivable related to Grupo Iusacell was approximately $30.1 million as of September 30, 2009.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended September 30, 2009. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2008, other than the adoption of the accounting pronouncements discussed below.

Recently Adopted Accounting Standards Updates

In September 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (FASB ASC) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the FASB ASC carries an equal level of authority. The FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the FASB ASC is considered nonauthoritative. Beginning with our Quarterly Report for the quarter ended September 30, 2009, we have updated all financial statement disclosure to reference the FASB ASC. The implementation and adoption of the guidance provided by the FASB ASC had no impact on our condensed consolidated results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations,” which was codified in the Business Combinations Topic of the FASB ASC. Among other things, this guidance eliminated the step acquisition model, required that contingent consideration be recognized at the time of acquisition (instead of being recognized when it is probable), disallowed the capitalization of transaction costs, and changed when restructurings related to acquisitions can be recognized. This guidance also established additional disclosure requirements that enable the evaluation of the nature and financial effects of business combinations. This guidance was effective for us as of January 1, 2009 and, upon adoption, approximately $1.2 million of transaction costs previously capitalized in notes receivable and other long-term assets was expensed.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51,” which was codified in the Consolidations Topic of the FASB ASC. This guidance requires the classification of noncontrolling interest as a separate component of equity and disclosure clearly identifying, and distinguishing between, parent and noncontrolling owner interests. This guidance was effective for us as of January 1, 2009 and did not materially impact our condensed consolidated results of operations and financial position. However, we have adjusted our presentation of noncontrolling interests in the condensed consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2, which was codified in the Fair Value Measurements and Disclosures Topic of the FASB ASC. The issuance of this guidance delayed the effective date of SFAS No. 157, “Fair Value Measurements” to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis (that is, at least annually). The adoption of the provisions of the Fair Value Measurements and Disclosure Topic of the FASB ASC, for non-financial assets and liabilities had no impact on our condensed consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which was codified in the Derivatives and Hedging Topic of the FASB ASC. Among other things, this guidance changes disclosure requirements and requires entities to provide enhanced disclosures about how and why entities use derivative financial instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance was effective for us as of January 1, 2009. We have included additional disclosures regarding our derivative instruments. (See note 5.) The adoption of this guidance had no impact on our condensed consolidated results of operations or financial position.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value Instruments,” which were codified in the Financial Instruments Topic of the FASB ASC. FSP 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting” to require additional disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance was effective for us as of April 1, 2009. Beginning with our Quarterly Report for the quarter ended June 30, 2009, we have included additional disclosures regarding the fair value of our financial instruments. The adoption of this guidance had no impact on our condensed consolidated results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which was codified in the Subsequent Events Topic of the FASB ASC. Among other things, this guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should disclose events or transactions occurring after the balance sheet date, and the disclosures entities should make about events or transactions that occurred after the balance sheet date. This guidance was effective for us as of June 30, 2009. Beginning with our Quarterly Report for the quarter ended June 30, 2009, we have included additional disclosures regarding our review of subsequent events. (See note 13.) The adoption of this guidance had no impact on our condensed consolidated results of operations or financial position.

Accounting Standards Updates—In October 2009, the FASB issued an update to the Revenue Recognition Topic of the FASB ASC, which establishes accounting and reporting guidance for arrangements including multiple revenue-generating activities. The update requires companies to allocate the overall consideration to each deliverable under the arrangement using the estimated selling price in the absence of vendor specific objective evidence or third-party evidence of selling prices for deliverables. The update is effective for any contracts entered into or materially modified after January 1, 2011, with early adoption available. We are evaluating the impact that this update will have on our condensed consolidated results of operations and financial position.

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

In order for the holders of the 7.125% Notes to assess our compliance with certain of these covenants, the indenture requires us to disclose in the periodic reports we file with the SEC our Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow (as defined in the indenture). The indenture also contains certain restrictive covenants. For example, subject to certain exceptions, the indenture limits our ability to make restricted payments by the sum of the amount of Consolidated Cash Flow (as defined in the indenture) that we generate, which is determined based on our Tower Cash Flow and Non-Tower Cash Flow, and certain other amounts such as investment return and equity issuance proceeds. In addition, subject to certain exceptions, the indenture prohibits us from incurring additional debt or issuing certain types of preferred stock if, on a pro forma basis, the issuance of such debt and preferred stock would cause our consolidated debt to be greater than 7.5 times our Adjusted Consolidated Cash Flow. As of September 30, 2009, the ratio of our consolidated debt to Adjusted Consolidated Cash Flow was approximately 3.1:1. Based on our financial performance for the twelve months ended September 30, 2009, we could incur approximately $3.5 billion of additional consolidated debt and still remain in compliance with this ratio. In addition, assuming that our consolidated debt levels stay constant, our Adjusted Consolidated Cash Flow could decrease by $464 million and we would still remain in compliance with this ratio.

As noted above, we are required to provide the following data on our and our restricted subsidiaries’ Tower Cash Flow, Adjusted Consolidated Cash Flow and Non-Tower Cash Flow, which are considered non-GAAP financial measures (in thousands):

Tower Cash Flow, for the three months ended September 30, 2009	$200,206

Consolidated Cash Flow, for the twelve months ended September 30, 2009	757,813
Less: Tower Cash Flow, for the twelve months ended September 30, 2009	(765,994)
Plus: four times Tower Cash Flow, for the three months ended September 30, 2009	800,823

Adjusted Consolidated Cash Flow, for the twelve months ended September 30, 2009	$792,642

Non-Tower Cash Flow, for the twelve months ended September 30, 2009	$(8,181)

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

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate swaps. As of September 30, 2009, we held fifteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $775.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011. In addition, in May 2009, we entered into a foreign currency exchange contract to hedge the foreign currency exposure associated with our acquisition of XCEL. This foreign currency exchange contract was not designated as a hedging instrument and was settled upon the completion of the acquisition of XCEL on May 27, 2009.

The following tables provide information as of September 30, 2009 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

As of September 30, 2009

(In thousands, except percentages)

Long-Term Debt	2009	2010	2011		2012	2013		Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$1,783	$69,783	$12,935		$512,426	$12,465		$2,631,477	$3,240,869	$3,165,395
Average Interest Rate (a)	5.71%	6.08%	12.59	%(b)	7.26%	12.82	%(b)	6.19%
Variable Rate Debt (a)					$950,000				$950,000	$921,500

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of September 30, 2009 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2009		2010		2011		2012	2013	Thereafter	Total	Fair Value
Notional Amount	$150,000	(d)								$150,000	$(1,063)
Fixed Rate (c)	3.95%
Notional Amount			$100,000	(e)						$100,000	$(4,250)
Fixed Rate (c)			4.08%
Notional Amount					$525,000	(f)				$525,000	$(17,484)
Fixed Rate (c)					3.11%

(a)	As of September 30, 2009, variable rate debt consists of our Revolving Credit Facility ($625.0 million drawn) and Term Loan ($325.0 million) included above based on the June 8, 2012 maturity date. As of September 30, 2009, fixed rate debt consists of: the Certificates issued in the Securitization ($1.75 billion); 2.25% convertible notes due 2009 ($0.02 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of September 30, 2009 is $500.9 million); the 5.0% convertible notes due 2010 ($59.7 million); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of September 30, 2009 is $294.9 million); ATI 7.25% senior subordinated notes due 2011 ($0.3 million); the 7.00% senior notes due 2017 ($500.0 million); the XCEL Credit Facility ($71.2 million); and other debt of $59.7 million. Interest on the Revolving Credit Facility and Term Loan is payable in accordance with the applicable London Interbank Offering Rate (“LIBOR”) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at September 30, 2009 for the Revolving Credit Facility and Term Loan was 3.30%. For the nine months ended September 30, 2009, the weighted average interest rate under the Revolving Credit Facility and Term Loan was 3.68%.
(b)	The increase in the interest rate is primarily due to the scheduled payments under the XCEL credit facility.
(c)	Represents the weighted-average fixed rate or range of interest based on contractual notional amount as a percentage of total notional amounts in a given year.
(d)	Includes notional amounts of $150,000 that expire in December 2009.
(e)	Includes notional amount of $100,000 that expires in December 2010.
(f)	Includes notional amounts of $525,000 that expire between January and March 2011.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of September 30, 2009, after giving effect to our interest rate swap agreements, was comprised of $125.0 million under the Revolving Credit Facility and $50.0 million under the Term Loan. A 10% increase, or approximately 33 basis points, in current interest rates would have caused an additional pre-tax charge to our net income and an increase in our cash outflows of $0.4 million for the year ended September 30, 2009.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our foreign operations, including our rental and management segment divisions in Mexico, Brazil and India. For the three and nine months ended September 30, 2009, we had a remeasurement gain of $0.6 million and a remeasurement loss of $0.6 million from these operations, respectively. For the three months ended September 30, 2008, the remeasurement gain from these operations approximated $1.1 million. For the nine months ended September 30, 2008, the remeasurement loss from these operations approximated $1.0 million.

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

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

One of our subsidiaries, SpectraSite Communications, Inc. (“SCI”), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI that was sold in 2002, prior to our merger with SCI’s parent in 2005. The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for us is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have full jurisdiction over SCI. These decisions were appealed by the plaintiff, and in July 2008, they were reversed by an intermediate Mexican appellate court. In its decision, the intermediate appellate court identified potential damages of approximately $23.0 million. SCI appealed that ruling to a higher constitutional court in Mexico. In January 2009, the constitutional court ruled in SCI’s favor, remanding the case back to the intermediate appellate court for further proceedings. In March 2009, the intermediate appellate court issued its decision, which reasserts jurisdiction and reimposes liability on SCI. In April 2009, SCI filed an appeal of this decision to the higher constitutional court, as permitted under Mexican law, on the grounds that the decision of the intermediate appellate court is inconsistent with the January 2009 ruling of the higher constitutional court and Mexican law. In August 2009, the plaintiff filed a petition with the Supreme Court of Mexico asking the court to rule on SCI’s appeal to the constitutional court. In September 2009, the Supreme Court refused to hear the appeal. As a result, the case remains pending in the constitutional court. As a result, we are unable to estimate our share, if any, of potential liability at this stage of the proceedings.

We periodically become involved in various claims and lawsuits that are incidental to our business. In our Annual Report on Form 10-K for the year ended December 31, 2008 and the Quarterly Report on Form 10-Q for the six months ended June 30, 2009, we reported our material legal proceedings. Since these filings, other than the legal proceedings discussed above, there have been no material developments with respect to any material legal proceedings to which we are a party. In the opinion of management, after consultation with counsel, other than the legal proceedings discussed in note 10 to our condensed consolidated financial statements included herein, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

Decrease in demand for our communications sites would materially and adversely affect our operating results and we cannot control that demand.

Many of the factors affecting the demand for our communications sites, and to a lesser extent our network development services, could materially and adversely affect our operating results. Those factors include:

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

The demand for broadcast space is dependent on the needs of television and radio broadcasters. Among other things, technological advances, including the development of satellite-delivered radio and video services, may reduce the need for tower-based broadcast transmission. In addition, our broadcast tower division could be materially and adversely affected as a result of the recently completed shift from analog-based transmissions to digital-based transmissions.

Furthermore, the downturn in the economy and the disruptions in the financial and credit markets could have an impact on consumer demand for wireless services. If wireless service subscribers significantly reduce their minutes of use, or fail to widely adopt and use wireless data applications, our wireless carrier customers would experience a decrease in demand for their services. As a result, they may scale back their business plans or otherwise reduce their spending, which could materially and adversely affect demand for our tower sites and our network development services business, which could have a material adverse effect on our business, results of operations and financial condition.

If our wireless service provider customers consolidate or merge with each other to a significant degree, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected.

Significant consolidation among our wireless service provider customers may result in the decommissioning of certain existing communications sites, because certain portions of their networks may be redundant, and a reduction in future capital expenditures in the aggregate, because their expansion plans may be similar. For example, in connection with the combinations of Verizon Wireless and ALLTEL (to form Verizon Wireless), Cingular and AT&T Wireless (to form AT&T Mobility) and Sprint PCS and Nextel (to form Sprint Nextel) in the United States, and of Iusacell Celular and Unefon (now under the common ownership of Grupo Iusacell) in Mexico, the combined companies have or are considering rationalizing duplicative parts of their networks, which has led and may continue to lead to the decommissioning of certain equipment on our communications sites. In addition, these and other customers could determine not to renew leases with us as a result. Our future results may be negatively impacted if a significant number of these contracts are terminated, and our ongoing contractual revenues would be reduced as a result. Similar consequences might occur if wireless service providers engage in extensive sharing, roaming or resale arrangements as an alternative to leasing on our communications sites.

Substantial leverage and debt service obligations may materially and adversely affect us.

We have a substantial amount of indebtedness. As of September 30, 2009, we had approximately $4.2 billion of consolidated debt, and the ability to borrow additional amounts of approximately $620.3 million under the Revolving Credit Facility. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. In addition, we may draw down the Revolving Credit Facility, effectively increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

Our substantial leverage could have significant negative consequences on our financial condition and results of operations, including:

•

impairing our ability to meet one or more of the financial ratio covenants contained in our debt agreements or to generate cash sufficient to pay interest or principal due under those agreements, which could result in an acceleration of some or all of our outstanding debt and the loss of towers subject to our Securitization if an uncured default occurs;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional debt or equity financing;

•	increasing our borrowing costs should there be an adverse change in our current investment grade debt ratings;

•

requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures;

•	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete;

•	limiting our ability to repurchase our Common Stock; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that may have better access to capital resources.

Restrictive covenants in the loan agreement for the Revolving Credit Facility and Term Loan, the indentures governing our debt securities, and the loan agreement related to our Securitization could materially and adversely affect our business by limiting flexibility.

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

We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business. We also have significant deferred tax assets related to our net operating losses (“NOLs”)

in U.S. federal and state taxing jurisdictions. Generally, for U.S. federal and state tax purposes, NOLs can be carried forward and used for up to twenty years, and all of our tax years will remain subject to examination until three years after our NOLs are used or expire. We expect that we will continue to be subject to tax examinations in the future. We recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. We believe our judgments in this area are reasonable and correct, but there is no guarantee that we will be successful if challenged by a tax authority. If there are tax benefits, including from our use of NOLs or other tax attributes, that are challenged successfully by a taxing authority, we may be required to pay additional taxes or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

To the extent we believe that a position with respect to an NOL is not more likely than not to be sustained, we do not record the related deferred tax asset. In addition, for NOLs that meet the recognition threshold, we assess the recoverability of the NOL and establish a valuation allowance against the deferred tax asset related to the NOL if recoverability is questionable. Given the uncertainty surrounding the recoverability of certain of our NOLs, we have established a valuation allowance to offset the related deferred tax asset so as to reflect what we believe to be the recoverable portion of our NOLs.

Our ability to utilize our NOLs is also dependent, in part, upon us having sufficient future earnings to utilize our NOLs before they expire. If market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize our NOLs, we could be required to record an additional valuation allowance. We review our uncertain tax position and the valuation allowance for our NOLs periodically and make adjustments from time to time, which can result in an increase or decrease to the net deferred tax asset related to our NOLs. Our NOLs are also subject to review and potential disallowance upon audit by the taxing authorities of the jurisdictions where the NOLs were incurred, and future changes in tax laws or interpretations of such tax laws could limit materially our ability to utilize our NOLs. If we are unable to use our NOLs or use of our NOLs is limited, we may have to make significant payments or otherwise record charges or reduce our deferred tax assets, which could have a material adverse effect on our business, results of operations and financial condition.

Due to the long-term expectations of revenue from tenant leases, the tower industry is sensitive to the creditworthiness and financial strength of its tenants.

Due to the long-term nature of our tenant leases, we, like others in the tower industry, are dependent on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. In the past, we have had customers that have filed for bankruptcy, although to date these bankruptcies have not had a material adverse effect on our business or revenues. In addition, many of our customers and potential customers rely on capital raising activities to fund their operations and capital expenditures, and the downturn in the economy and the disruptions in the financial and credit markets have made it more difficult and more expensive to raise capital. If our customers or potential customers are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our tower sites and our network development services business. If, as a result of a prolonged economic downturn or otherwise, one or more of our significant customers experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and an impairment on our deferred rent asset. In addition, it could result in the loss of significant customers and anticipated lease revenues, all of which could have a material adverse effect on our business, results of operations and financial condition.

Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with foreign currency exchange rates.

Our business operations in Mexico, Brazil and India, and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not experienced in the United States. For the nine months ended September 30, 2009, approximately 14% of our consolidated revenues were generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	laws and regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•	changes to existing or new tax laws directed specifically at the ownership and operation of tower sites;

•	expropriation and governmental regulation restricting foreign ownership;

•	uncertainties regarding legal or judicial systems, including inconsistencies between and within laws, regulations and decrees, and judicial application thereof;

•	health or similar issues, such as a pandemic or epidemic;

•	difficulty in recruiting and retaining trained personnel; and

•	language and cultural differences.

In addition, we face risks associated with changes in foreign currency exchange rates, including those arising from our operations, investments and financing transactions related to our international business. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts. While most of the contracts for our operations in Mexico are denominated in the U.S. Dollar, many are denominated in the Mexican Peso, and contracts for our operations in Brazil and India are denominated in the local currencies. We have not historically engaged in significant currency hedging activities relating to our non-U.S. Dollar operations, and a weakening of these foreign currencies against the U.S. Dollar would have a negative impact on our revenues and operating profits, which could have a material adverse effect on our business and results of operations.

A substantial portion of our revenue is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. For the three months ended September 30, 2009:

•	Four customers accounted for approximately 60% of our revenues;

•	AT&T Mobility accounted for approximately 19% of our revenues;

•	Sprint Nextel accounted for approximately 17% of our revenues;

•	Verizon Wireless and ALLTEL, which completed their merger in January 2009, accounted for approximately 15% of our revenues; and

•	T-Mobile accounted for approximately 9% of our revenues.

Our largest international customer is Grupo Iusacell, which now controls both Iusacell Celular and Unefon in Mexico. Grupo Iusacell is under common control with TV Azteca. Grupo Iusacell accounted for approximately 5% of our total revenues for the nine months ended September 30, 2009. In addition, for the nine months ended September 30, 2009, we received $11.8 million in interest income from TV Azteca.

If any of these customers is unwilling or unable to perform its obligations under our agreements with them, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our customers, generally regarding the interpretation of terms in our agreements. Although we have historically resolved these disputes in a manner that did not have a material adverse effect on us or our customer relationships, it is possible that such disputes could lead to a termination of our agreements with customers or a material modification of the terms of those agreements, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable customer could be terminated or damaged, which could lead to decreased revenues or increased costs, resulting in a corresponding adverse effect on our business, results of operations and financial condition.

On April 1, 2009, Grupo Iusacell announced that one of its subsidiaries had suspended the debt service payment of its U.S. Dollar denominated debt as part of an ongoing process to restructure its U.S. Dollar denominated debt, which has been affected by the significant devaluation of the Mexican Peso versus the U.S. Dollar. While Grupo Iusacell has continued to make payments to us, our net accounts receivable related to Grupo Iusacell was approximately $30.1 million as of September 30, 2009. We also have approximately $35.3 million of other Grupo Iusacell related assets which includes financing lease commitments and straight-line revenue accrued that are primarily long-term in nature as of September 30, 2009. If Grupo Iusacell is unable to restructure its indebtedness or if a further devaluation of the Mexican Peso were to adversely impact Grupo Iusacell’s overall liquidity, Grupo Iusacell may not be able to meet its operating obligations, including making full payments under the lease agreements with us in the future, which could have a material adverse effect on our business, results of operations or financial condition.

We anticipate that we may need additional financing to fund our stock repurchase programs, to refinance our existing indebtedness and to fund future growth and expansion initiatives.

In order to fund our stock repurchase programs, refinance our existing indebtedness and fund future growth and expansion initiatives, we may need to raise additional capital through financing activities. We believe our cash provided by operations for the year ending December 31, 2009 will be sufficient to fund our cash needs for operations, capital expenditures and cash debt service (interest and principal repayments) obligations for 2009. However, we anticipate that we may need to obtain additional sources of capital in the future to fund growth initiatives and to support additional return of capital to stockholders. If so, depending on market conditions, we may seek to raise capital through credit facilities or debt or equity offerings. A downgrade of our credit rating below investment grade could negatively impact our ability to access credit markets or preclude us from obtaining funds on investment grade terms and conditions. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund our stock repurchase programs, refinance our existing indebtedness or fund future growth and expansion initiatives.

New technologies could make our tower leasing business less desirable to potential tenants and result in decreasing revenues.

The development and implementation of new technologies designed to enhance the efficiency of wireless networks could reduce the use and need for tower-based wireless services transmission and reception and have the effect of decreasing demand for tower space. Examples of such technologies include technologies that enhance spectral capacity, which can increase the capacity at existing sites and reduce the number of additional sites a given carrier needs to serve any given subscriber base. Additionally, certain complementary network technologies, such as femtocells, could offload a portion of network traffic away from the traditional tower-based networks, which would reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of wireless communication, radio and video services by direct broadcast satellites could materially and adversely affect demand for our antenna space. The development and implementation of any of these and similar technologies to any significant degree could have a material adverse effect on our business, results of operations and financial condition.

We could have liability under environmental laws.

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state and local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As the owner, lessee or operator of many thousands of real estate sites underlying our towers, we may be liable for substantial costs of remediating soil and groundwater contaminated by hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of or were responsible for the contamination. We may also be liable for certain costs of remediating contamination at third party sites to which we sent waste for disposal, notwithstanding that the original disposal may have accorded with all legal requirements. Many of these laws and regulations contain information reporting and record keeping requirements. We cannot assure you that we are at all times in complete compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to government regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

Our business, and that of our customers, is subject to federal, state, local and foreign regulation, including by the U.S. Federal Aviation Administration (“FAA”), the U.S. Federal Communications Commission (“FCC”), the U.S. Environmental Protection Agency (“EPA”) and the U.S. Occupational Safety and Health Administration. Both the FCC and the FAA regulate towers used for wireless communications and radio and television broadcasting and the FCC separately regulates transmitting devices operating on towers. Similar regulations exist in Mexico, Brazil, India and other foreign countries regarding wireless communications and the operation of communications towers. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site, or site upgrades, thereby limiting our ability to respond to customer demands and requirements. Existing regulatory policies may materially and adversely affect the associated timing or cost of such projects and additional regulations may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could materially and adversely affect our business, results of operations and financial condition.

Increasing competition in the tower industry may create pricing pressures that may materially and adversely affect us.

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

Competitive pricing pressures for tenants on towers from these competitors could materially and adversely affect our lease rates and services income. In addition, we may not be able to renew existing customer leases or enter into new customer leases, resulting in a material adverse impact on our results of operations and growth rate. Increasing competition could also make the acquisition of high quality tower assets more costly. Any of these factors could materially and adversely affect our business, results of operations or financial condition.

If we are unable to protect our rights to the land under our towers, it could adversely affect our business and operating results.

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 83% of the communications sites in our portfolio as of September 30, 2009 are located on land we do not own. Approximately 90% of the ground agreements for these sites have a final expiration date of 2018 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. If we are unable or choose not to exercise our rights to purchase towers under these agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated. For example, our SpectraSite subsidiary has entered into lease or sublease agreements with affiliates of SBC Communications, a predecessor entity to AT&T Mobility, with respect to approximately 2,500 towers pursuant to which SpectraSite has the option to purchase the sites upon the expiration of the lease or sublease beginning in 2013. The aggregate purchase option price for the AT&T Mobility towers was approximately $403.2 million as of September 30, 2009, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In addition, we have entered into a similar agreement with ALLTEL, which completed its merger with Verizon Wireless in January 2009, with respect to approximately 1,800 towers, for which we have an option to purchase the sites upon the expiration of the lease or sublease beginning in 2016. The aggregate purchase option price for the ALLTEL towers was approximately $62.8 million as of September 30, 2009, and will accrete at a rate of 3% per year through the expiration of the lease or sublease period. At ALLTEL’s option, at the expiration of the sublease period, the purchase price will be payable in cash or with 769 shares of our Common Stock per tower. We may not have the required available capital to exercise our right to purchase these or other leased or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our business, results of operations or financial condition could be materially and adversely affected.

Our towers may be affected by natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage.

Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen damage. Any damage or destruction to our towers as a result of these or other risks would impact our ability to provide services to our customers and could impact our results of operation or financial condition. For example, as a result of the severe hurricane activity in 2005, approximately 25 of our broadcast and wireless communications sites in the southeastern United States and Mexico suffered material damage and many more suffered lesser damage. While we maintain insurance that provided sufficient coverage for this incident, we may not have adequate insurance to cover the associated costs of repair or reconstruction for a future major event. Further, we carry business interruption insurance, but such insurance may not adequately cover all of our lost revenues, including potential revenues from new tenants that could have been added to our towers but for the damage. If we are unable to provide services to our customers as a result of damage to our towers, it could lead to customer loss, resulting in a corresponding material adverse effect on our business, results of operations or financial condition.

Our costs could increase and our revenues could decrease due to perceived health risks from radio emissions, especially if these perceived risks are substantiated.

Public perception of possible health risks associated with cellular and other wireless communications media could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks could slow the market acceptance of wireless communications services and increase opposition to the development and expansion of tower sites. The potential connection between radio frequency emissions and certain negative health effects has been the subject of substantial study by the scientific community in recent years, and numerous health-related lawsuits have been filed against wireless carriers and wireless device manufacturers. If a scientific study or court decision resulted in a finding that radio frequency emissions posed health risks to consumers, it could negatively impact the market for wireless services, as well as our wireless carrier customers, which would materially and adversely affect our business, results of operations or financial condition. We do not maintain any significant insurance with respect to these matters.

Our historical stock option granting practices are subject to ongoing governmental proceedings, which could result in fines, penalties or other liability.

In May 2006, we announced that our Board of Directors had established a special committee of independent directors to conduct a review of our stock option granting practices and related accounting. Subsequent to the formation of the special committee, we received an informal letter of inquiry from the SEC, a subpoena from the office of the United States Attorney for the Eastern District of New York and an information document request from the IRS, each requesting documents and information related to our stock option grants and practices. We also received a request for information from the Department of Labor, which concluded its review in September 2008, with no action taken against us. We have cooperated with these governmental authorities to provide the requested documents and information. These governmental proceedings are ongoing, and the time period necessary to resolve these proceedings is uncertain and could require significant additional management and financial resources. Significant legal and accounting expenses related to these matters have been incurred to date, and we may incur expenses in the future. Depending on the final outcomes of these proceedings, we and members of our senior management could be subject to regulatory fines, penalties, enforcement actions or other liability, which could have a material adverse impact on our business, results of operations or financial condition. In addition, as a result of the special committee’s findings, we restated our historical financial statements for certain periods prior to March 31, 2006 to, among other things, record changes for stock-based compensation expense (and related tax effects) relating to certain past stock option grants.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2009, we issued an aggregate of 8,836 shares of our Common Stock upon the exercise of 1,239 warrants assumed in our merger with SpectraSite, Inc. In August 2005, in connection with the merger, we assumed approximately 1.0 million warrants to purchase shares of SpectraSite, Inc. common stock. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase 7.15 shares of Common Stock at an exercise price of $32 per warrant. Net proceeds from these warrant exercises were $38,848. The shares were issued in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended, and Section 1145 of the United States Code. No underwriters were engaged in connection with such issuances.

During the three months ended September 30, 2009, we issued an aggregate of 7,908,316 shares of our Common Stock upon conversion of approximately $162.1 million principal amount of our 3.00% Notes. Pursuant to the terms of the indenture, holders of the 3.00% Notes receive 48.7805 shares of our Common Stock for every $1,000 principal amount of notes converted. The shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2009, we repurchased a total of 3,609,092 shares of our Common Stock for an aggregate of $117.6 million, including commissions and fees, pursuant to our publicly announced stock repurchase program, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(In millions)
July 2009 (1)	1,537,800	$32.13	1,537,800	$848.7
August 2009 (1)	1,443,291	$32.66	1,443,291	$801.5
September 2009 (1)	628,001	$33.34	628,001	$780.6

Total Third Quarter	3,609,092	$32.55	3,609,092	$780.6

(1)	Repurchases made pursuant to the $1.5 billion stock repurchase program publicly approved by our Board of Directors in February 2008. Under this program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

Since September 30, 2009, we have continued to repurchase shares of our Common Stock pursuant to our stock repurchase program. Between October 1, 2009 and October 23, 2009, we repurchased a total of 0.02 million shares of our Common Stock for an aggregate of $0.8 million, including commissions and fees, pursuant to this program.

ITEM 6.	EXHIBITS

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: November 5, 2009	By:	/s/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Pursuant to the rules and regulations of the SEC, the Company has filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof and should not be relied upon.

Exhibit No.	Description
10.1	Indenture, dated as of October 20, 2009, by and between American Tower Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, for the 4.625% Senior Notes due 2015, including the form of 4.625% Senior Note.

10.2	Registration Rights Agreement, dated as of October 20, 2009, by and among American Tower Corporation and the Initial Purchasers named therein with respect to the 4.625% Senior Notes due 2015.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

101*	The following materials from American Tower Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Furnished herewith.

EX-1