Form 10-K
period 2009-12-31
AMERICAN TOWER CORP /MA/
filed 2010-03-01
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $12.4 billion, based on the closing price of the registrant’s Class A Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.

As of February 12, 2010, there were 402,669,455 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2009

i

AMERICAN TOWER CORPORATION

TABLE OF CONTENTS—(Continued)

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future prospects of growth in the communications site leasing industry, the level of future expenditures by companies in this industry and other trends in this industry, the effects of consolidation among companies in our industry and among our customers, our ability to maintain or increase our market share, our future operating results, our future purchases under our stock repurchase program, our future capital expenditure levels, our future financing transactions and our plans to fund our future liquidity needs. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally.

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

Overview

We are a leading wireless and broadcast communications infrastructure company that develops, owns, and operates communications sites, including wireless communications towers, broadcast communications towers and distributed antenna system (“DAS”) networks. Our portfolio of wireless and broadcast towers consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of December 31, 2009, approximately 20,000 towers in the United States and approximately 7,000 towers in Mexico, Brazil and India. Our portfolio also includes approximately 200 in-building DAS networks that we operate in malls, casinos and other in-building applications in the United States and Mexico and one outdoor DAS network in development in the United States. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners in the United States, Mexico and Brazil.

Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. This segment of our business, which we refer to as our rental and management segment, accounted for approximately 97%, 97% and 98% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Through our network development services segment, we also offer tower-related services in the United States, including site acquisition, zoning and permitting services and structural analysis services, which directly support our site leasing business and the addition of new tenants and equipment on our sites.

We have historically focused on our rental and management segment due to its high operating leverage and low cash flow volatility when compared to our network development services segment. Our rental and management segment has generated consistent incremental growth in revenue and cash flows due to the following characteristics:

•

Long-term tenant leases with contractual escalations. In general, a lease with a wireless carrier has an initial term of five to ten years with multiple five-year renewal terms thereafter, and lease payments that typically increase 3% to 5% per year.

•

High lease renewal rates. Wireless carriers tend to renew leases because suitable alternative sites may not exist or be available and repositioning a site in a carrier’s network may be expensive and may adversely affect the quality of the carrier’s network.

•

High operating leverage. Incremental operating costs associated with adding wireless tenants to a communications site are minimal. Therefore, as additional tenants are added to a site, the substantial majority of incremental revenue flows through to operating profit.

•	Low maintenance capital expenditures. On average, we require low amounts of annual capital expenditures to maintain our communications sites.

Additionally, our communications site portfolio provides us with growth potential because we have the ability to add new tenants, and new equipment for existing tenants, on our sites. In the United States, our largest geographic area, our nationwide network of communications sites enables us to address the needs of national, regional, local and emerging wireless service providers. Our diverse site portfolio and our established customer base provide us with a diverse source of new business opportunities, which has historically resulted in consistent and predictable revenue growth. Our operations in the United States accounted for approximately 85%, 86% and 87% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Our international site leasing business, which is comprised of communications sites in Mexico, Brazil and India, provides a source of diversification and growth for our rental and management segment. Our international site leasing business accounted for approximately 15%, 14% and 13% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. In developing our international site portfolio, we have focused on building and acquiring communications sites in high demand areas to meet the needs of our customers.

Strategy

Our strategy is to capitalize on the growth in the use of wireless communications services and the expanding infrastructure required to deploy current and future generations of wireless communications technologies. We believe that, based on current trends, wireless service providers in each of our existing geographic areas will continue to invest in their networks to meet demand from their new and existing subscribers. Wireless communications services have experienced significant growth in our domestic and international businesses:

Wireless Service Growth

Country	Subscribers as of June 30, 2009 (in millions)	Year-over-year growth (% increase from prior year period)	Penetration rate (%)
United States	276.6	5%	89%
Mexico	77.8	10%	72%
Brazil	159.6	20%	83%
India	427.3	52%	40%

According to industry data, in the United States, total voice minutes of use increased to over 1.1 trillion for the six months ended June 30, 2009, representing a year-over-year increase from the prior year period of approximately 3%. Further, as of June 30, 2009, revenue attributable to data services increased from the prior year period to over 27% as a percent of total service revenues for the nationwide wireless service providers. To meet the needs of growing voice and data service usage, cell sites in the industry (i.e., the number of antenna arrays and related equipment in commercial operation, not the number of towers on which that equipment is located) increased to approximately 245,900 as of June 30, 2009, representing a year-over-year increase from the prior year period of 12%.

We believe the growth in the number of wireless service subscribers, the minutes of use per subscriber and the further adoption of wireless data applications by subscribers will require wireless carriers to add new cell sites and new equipment to existing cell sites to maintain the performance of their networks in the areas they currently cover and to extend service to areas where coverage does not yet exist. As wireless carriers continue to add subscribers and seek to limit churn, we anticipate they will focus on network quality as a competitive necessity and will continue to invest in equipment upgrades that increase the capacity and overall quality of their networks.

In addition, we believe that as the usage of wireless data applications, such as email, internet access and video, continues to grow on a widespread basis, wireless carriers may be compelled to further increase the cell density of their existing networks, deploy new technology and equipment, and expand their network coverage. To meet this demand, we believe wireless carriers will continue to outsource their communications site infrastructure needs as a means to accelerate access to their markets and more efficiently use their capital, rather than construct and operate their own communications sites and maintain their own communications site service and development capabilities.

We believe that our existing portfolio of communications sites, our tower-related services and our management team position us to benefit from these trends and to play an increasing role in addressing the needs of wireless service providers and broadcasters. The key elements of our strategy include:

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

•

Grow Our Operations Using Selective Criteria for Acquisitions and New Site Development. Given the relatively fixed cost structure of our site leasing business, we believe that adding new communications sites to our portfolio in existing markets will allow us to grow revenues with only modest increases in administrative and operating expenses. Therefore, we seek to acquire and construct towers and install DAS networks in our existing markets when we are able to meet our return on investment criteria. We evaluate expansion opportunities into new markets on a similar basis. We consider geographic expansion into countries that have a relatively stable political and macroeconomic environment, a growing, competitive wireless communications industry, and multiple wireless carriers that are likely to outsource their communications site infrastructure needs to us.

•

Continue Our Focus on Customer Service and Processes. Because speed to market and reliable network performance are critical components to the success of wireless service providers, our ability to assist customers in meeting their goals contributes to our success. We intend to continue to focus on customer service, for example, by reducing cycle times for key functions, such as lease processing and tower structural analysis. In addition, we seek to develop complementary product lines, such as generators, that expand the shared infrastructure available at our communications sites. We are also continuing our efforts to improve customer access to information regarding our communications sites to allow faster and easier site selection and qualification by our customers. We believe that by increasing the speed with which we provide our customers with accurate and complete information about our sites, we will be able to increase our competitiveness and revenue generation.

•

Build On Our Customer Relationships. Our understanding of the network needs of our customers and our ability to convey effectively how we can satisfy those needs are key to our efforts to add new antenna leases, cross-sell our services and identify desirable new projects, including site development. We are building on our relationships with our major wireless carrier customers to gain more familiarity with their evolving network plans so we can identify opportunities where our portfolio of sites and experienced personnel can be used to satisfy their needs. We are also working with smaller and emerging wireless carriers and network operators as they define their coverage and network needs and expand into new markets. In addition, we are also seeking opportunities to build relationships with new market participants who have obtained or may obtain spectrum licenses, including those who participated in recent governmental auctions of wireless spectrum. We believe we are well positioned to be a preferred partner to our customers because of the size, scope and location of our portfolio of communications sites and our proven operating experience.

The Company

American Tower Corporation was created as a subsidiary of American Radio Systems Corporation in 1995 to own, manage, develop and lease communications and broadcast tower sites, and was spun off into a free-standing public company in 1998. Since inception, we have grown our communications site portfolio through acquisitions, long-term lease arrangements, development and construction, and through mergers with and acquisitions of other tower operators, increasing the size of our portfolio to over 27,200 communications sites.

American Tower Corporation is a holding company, and we conduct our operations through our directly and indirectly owned subsidiaries. Our principal United States operating subsidiaries are American Towers, Inc. (“ATI”) and SpectraSite Communications, LLC (“SpectraSite”). We conduct our international operations through our subsidiary, American Tower International, Inc., which in turn conducts operations through its various international operating subsidiaries. Our international operations consist of our operations in Mexico, Brazil and India.

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

Products and Services

Rental and Management Segment

Our primary business is our communications site leasing business, which we conduct through our rental and management segment. This segment accounted for approximately 97%, 97% and 98% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Our rental and management segment is comprised of our domestic and international site leasing business, including the operation of wireless communications towers, broadcast communications towers and DAS networks, as well as rooftop management.

Wireless Communications Towers. We are a leading independent owner and operator of wireless communications towers in the United States, Mexico and Brazil, based on number of towers and revenue. We also own and operate communications towers in India, where we commenced operations in the second half of 2007. In addition to owning wireless communications towers, we also manage wireless communications sites for property owners in the United States, Mexico and Brazil. Approximately 94%, 92% and 91% of our rental and management segment revenue was attributable to our wireless towers for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, our wireless tower portfolio included the following:

Country	Number of Owned Towers (approx)	Coverage Area
United States	19,800	Coverage spans 49 states and the District of Columbia; over 90% of the network provides coverage in the top 100 markets or core areas such as high traffic interstate corridors.

Mexico	2,600	Coverage primarily concentrated in highly populated areas, including Mexico City, Monterrey and Guadalajara.

Brazil	1,600	Coverage primarily concentrated in major metropolitan areas throughout Brazil.

India	2,600	Coverage primarily concentrated in northern, eastern and southern India.

We lease space on our wireless communications towers to customers in a diverse range of wireless industries, including personal communications services, cellular, enhanced specialized mobile radio, WiMAX, paging and fixed microwave. Our three largest wireless customers by revenue in each country are as follows:

•	United States: AT&T Mobility, Sprint Nextel and Verizon Wireless;

•	Mexico: Grupo Iusacell, Nextel International and Telefonica (Movistar);

•	Brazil: Nextel International, America Movil (Claro) and Vivo;

•	India: Vodafone, Idea and Aircel.

For the year ended December 31, 2009, we had three customers that each accounted for 10% or more of our total revenues. AT&T Mobility, Sprint Nextel and Verizon Wireless accounted for approximately 19%, 18% and 15%, respectively, of our 2009 total revenues. Approximately 61% of our total revenues for the year ended December 31, 2009 were derived from four customers. As a result, we are subject to certain risks, as set forth in Item 1A of this Annual Report under the caption “Risk Factors—Due to the long-term expectations of revenue from tenant leases, we are sensitive to the credit worthiness of our tenants” and “A substantial portion of our revenue is derived from a small number of customers.” In addition, we are subject to risks related to our international operations, as set forth under the caption “Risk Factors—Our foreign operations are subject to economic, political and other risks that could adversely affect our revenues or financial position.”

Our leases with wireless communications providers in the markets we serve generally have initial non-cancelable terms of five to ten years. In most cases, our tenant leases have multiple five-year renewal terms at the option of the tenant. Wireless carriers generally renew their leases with us because suitable alternative sites may not exist or be available and repositioning a site in an existing carrier’s network may be expensive and often requires reconfiguring several other sites within the carrier’s network, which may impact the carrier’s network quality and coverage and may also require the carrier to obtain other governmental permits. Most of our tenant leases have escalation provisions that periodically increase the rent due under the lease. These automatic increases are typically annual and are based on a fixed percentage (generally three to five percent), inflation or a fixed percentage plus inflation.

Annual rental payments vary considerably depending upon various factors including:

•	tower location;

•	amount and function of the customer’s equipment on the tower;

•	ground space necessary for the customer’s electronic and other equipment related to the antennas;

•	remaining tower capacity;

•	shared back-up power infrastructure;

•	type of tower structure (e.g., stealth or camouflage tower); and

•	location of the customer’s antennas on the tower.

The number of antenna arrays that our towers can accommodate varies depending on the tower’s location, height, and structural capacity at certain wind speeds. As of December 31, 2009, our towers had an average of approximately 2.4 tenants per tower. We believe that a significant majority of our towers have the capacity to add new tenants, and new equipment for existing tenants, without the need to make capital investments to augment the structure. We believe that nearly all of our towers that are currently at or near full structural capacity can be upgraded or augmented to meet future leasing demand with relatively minor capital investment by strengthening its foundation, increasing its height or reinforcing the steel crossbars. In the United States, a portion of these upgrade and augmentation costs are generally shared with the customer, resulting in a short payback period for our net capital investment.

Broadcast Communications Towers. We are one of the largest independent owners and operators of broadcast towers in the United States and Mexico. We own approximately 230 broadcast towers in the United States and have exclusive rights to approximately 200 broadcast towers in Mexico. Broadcast towers generally are taller and structurally more complex than wireless communications towers, require unique engineering skills and are more costly to build. We lease space on our broadcast towers to a variety of customers including wireless service providers, but the higher elevations on these towers are primarily leased to radio and television broadcast companies. In leasing tower space to radio and broadcast companies, we generally receive monthly fees, with initial non-cancelable lease terms ranging from ten to twenty years. For the years ended December 31, 2009, 2008 and 2007, approximately 6%, 6% and 7%, respectively, of our rental and management segment revenue was attributable to our broadcast communications towers.

DAS Networks. We provide in-building and outdoor DAS networks in the United States. We own and operate approximately 200 in-building DAS networks in malls, casinos and other in-building applications in the United States and Mexico. We obtain rights to install and operate in-building DAS networks by entering into contracts with property owners, and we grant rights to wireless service providers to attach their equipment to our in-building DAS networks for a fee under licenses that typically have an initial non-cancelable term of at least ten years.

We offer outdoor DAS networks as a complementary shared infrastructure solution for our customers. Typically, we design, build and operate our outdoor DAS networks in areas in which zoning restrictions or other barriers may prevent or delay deployment of more traditional wireless structures. Similar to our in-building DAS networks, our customer agreements for our outdoor DAS networks typically have an initial non-cancelable term of at least ten years.

For the years ended December 31, 2009, 2008 and 2007, approximately 1% of our rental and management segment revenue was attributable to our DAS networks.

Rooftop Management. We also provide management services to property owners in the United States, Mexico and Brazil who own rooftops that are capable of hosting wireless communications equipment. We obtain rights to manage a rooftop by entering into contracts with property owners pursuant to which we receive a percentage of occupancy or license fees paid by the wireless carriers and other tenants. For the years ended December 31, 2009, 2008 and 2007, approximately 1% of our rental and management segment revenue was attributable to rooftop management.

Network Development Services Segment

We offer tower-related services, including site acquisition, zoning and permitting services and structural analysis services, through our network development services segment. This segment accounted for approximately 3%, 3% and 2% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Site Acquisition, Zoning and Permitting Services. We engage in site acquisition services on our own behalf in connection with our tower development projects, as well as on the behalf of our customers. We typically work with our customers’ engineers to determine the geographic areas where a new tower site will best address the customers’ needs and meet their coverage objectives. Once a new site is identified, we acquire the rights to the land or structure on which the site will be constructed, and we manage the permitting process to ensure all necessary approvals are obtained to construct and operate the communications site under applicable law.

Structural Analysis. We offer structural analysis services to wireless carriers in connection with the installation of communications equipment on towers. Our team of engineers can evaluate whether a tower can support the additional burden of the new equipment or if augmentation is needed, which enables our customers to better assess potential sites before making an installation decision. Our structural analysis capabilities enable us to provide higher quality service to our existing customers by, among other things, reducing cycle times related to tower structural analysis, as well as provide opportunities to offer structural analysis services to third parties.

Recent Developments

Growth and Expansion

In 2009, we continued to focus on our strategy of growing our operations using selective criteria for acquisitions and new site development, including expansion into new international geographic areas. During the year ended December 31, 2009, we grew our communications site portfolio through acquisitions and construction activities, including the acquisition and construction of 3,529 towers and the installation of 20 in-building and one outdoor DAS networks. In addition, we continue to evaluate opportunities to acquire larger communications site portfolios that we believe we can effectively integrate into our portfolio.

United States. During 2009, in response to the needs of our customers, we pursued the acquisition and construction of communications sites in select locations throughout the United States. Our expansion in the United States during 2009 included the acquisition and construction of 507 towers and the installation of 21 in-building and outdoor DAS networks.

Latin America. During 2009, the majority of our expansion efforts in Latin America were focused in Brazil as our customers sought to increase the density of their networks following a recent wireless spectrum auction. Our expansion in Latin America during 2009 included the acquisition and construction of 578 towers.

Asia. During 2009, we expanded our presence and increased our footprint in India through the acquisitions of XCEL Telecom Private Limited (“XCEL”) and Insight Infrastructure Pte. Ltd. (“Insight”), as well as the construction of new communications sites. In 2009, we acquired and constructed 2,444 towers.

Financing Transactions

During the year ended December 31, 2009, we improved our financial position by raising capital to refinance and repurchase a portion of our outstanding indebtedness, which increased our flexibility and our ability to return value to our stockholders. Significant transactions included those set forth below.

Senior Notes Offerings. In June and October of 2009, we completed institutional private placements of $300.0 million aggregate principal amount of our 7.25% senior unsecured notes due 2019 (“7.25% Notes”) and $600.0 million aggregate principal amount of our 4.625% senior unsecured notes due 2015 (“4.625% Notes”), respectively. We used the net proceeds from the offering of the 7.25% Notes to finance the repurchase and redemption of our outstanding 7.50% senior notes due 2012 (“7.50% Notes”) and to repay certain of our indebtedness incurred under our $1.25 billion senior unsecured revolving credit facility (“Revolving Credit Facility”). We used the net proceeds from the offering of the 4.625% Notes primarily to finance the redemption of our outstanding 7.125% senior notes due 2012 (“7.125% Notes”).

Repurchases and Redemption of Debt Securities. During the year ended December 31, 2009, we repurchased or redeemed approximately $725.1 million face amount of our outstanding debt securities, including the repurchase and redemption of $225.0 million principal amount of our 7.50% Notes, the redemption of $500.0 million principal amount of our 7.125% Notes and the redemption of $0.1 million principal amount of our 3.00% convertible notes due August 15, 2012 (“3.00% Notes”).

Stock Repurchase Program. In 2009, we continued to repurchase shares of our Class A common stock (“Common Stock”) pursuant to our publicly announced stock repurchase program. In February 2008, our Board of Directors approved a stock repurchase program, pursuant to which we are authorized to purchase up to $1.5 billion of our Common Stock (“2008 Buyback”). During the year ended December 31, 2009, we repurchased 6.6 million shares of our Common Stock for an aggregate of $214.7 million, including commissions and fees, pursuant to the 2008 Buyback.

For more information about our financing transactions, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and notes 6 and 13 to our consolidated financial statements included in this Annual Report.

Regulatory Matters

Towers and Antennas. The Federal Communications Commission (“FCC”) and the Federal Aviation Administration (“FAA”) regulate the siting, lighting, marking and maintenance of towers. Depending on factors such as tower height and proximity to public airfields, the construction of new towers or modifications to existing towers may require pre-approval by the FAA. Prior to use, towers requiring FAA approval must be registered with the FCC and must be painted and lighted in accordance with the FAA’s standards. Tower owners are responsible for notifying the FAA of any tower lighting outages or malfunctions and for timely repairing lighting outages or malfunctions. Tower owners also must notify the FCC when ownership of a tower changes. We generally indemnify our customers against non-compliance with applicable standards. Non-compliance with applicable tower-related requirements may lead to monetary penalties.

In all countries in which we own or operate towers, we are subject to local zoning restrictions and restrictive covenants imposed by local authorities or community developers. These regulations vary greatly, but typically require tower owners and/or licensees to obtain approval from local officials, government agencies or community standards organizations prior to tower construction or the addition of a new antenna to an existing tower. In the United States however, the Telecommunications Act of 1996 limits state and local zoning authorities’ jurisdiction over the construction, modification and placement of wireless communications towers. The law preserves local zoning authority but prohibits any action that would discriminate between different providers of wireless services or ban altogether the construction, modification or placement of communications towers. It also prohibits state or local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations. The Telecommunications Act of 1996 also requires the federal government to help licensees of wireless communications services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for towers.

Local zoning authorities and community residents often are opposed to construction in their communities, which can delay or prevent new tower construction, new antenna installation or site upgrade projects, thereby limiting our ability to respond to customer demand. In addition, zoning regulations can increase costs associated with new tower construction and the addition of new antennas to a site. Existing regulatory policies may adversely affect the associated timing or cost of such projects and additional regulations may be adopted which can increase delays or result in additional costs to us. These factors could materially and adversely affect our domestic and international construction activities and operations.

As we expand our operations into additional international geographic areas, we will be subject to regulations in these jurisdictions. In addition, our customers in each country may also be subject to new regulatory policies from time to time that may materially and adversely affect the demand for communications sites and in some cases require relocation of certain sites.

Environmental, Health and Safety Matters. Our domestic and international operations, like those of other companies engaged in similar businesses, are subject to various environmental and occupational health and safety laws and regulations, at all levels of government, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials, and wastes, and the siting of our towers. For example, in India, we are subject to the pollution control laws for the use of diesel generators at sites, and these laws vary from state to state. In the United States, the FCC considers the construction of a new tower or the addition of a new antenna to an existing site (including building rooftops and water towers) to be a federal undertaking subject to prior environmental review and approval under the National Environmental Policy Act of 1969 (“NEPA”), which obligates federal agencies to evaluate the environmental impacts of undertakings to determine whether they may significantly affect the environment. The FCC has issued regulations implementing NEPA as well as the National Historic Preservation Act of 1966 and the Endangered Species Act of 1973. These regulations obligate each FCC applicant or licensee to investigate potential environmental and other effects of operations and to disclose any significant impacts in an environmental assessment prior to constructing a tower or adding a new antenna to a site. If a tower or new antenna would have a significant impact on the environment, FCC approval of the tower or antenna could be significantly delayed.

As an owner, lessee and/or operator of real property and facilities, we may have liability for the costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous substances or wastes at our sites or at sites to which we transported hazardous substances or wastes. Certain of these laws impose cleanup responsibility and liability without regard to whether we, as the owner, lessee or operator, knew of or were responsible for the contamination, and whether or not we have discontinued operations or sold the property. We may also be subject to common law claims by third parties based on damages and costs resulting from off-site migration of contamination.

Our domestic and international operations are also subject to guidelines regarding employee protection from radio frequency exposure and other occupational health and safety matters. In the United States, we are subject to the Occupational Safety and Health Act of 1970 and our field personnel are subject to regulation by the

Occupational Safety and Health Administration (“OSHA”) and equivalent state agencies concerning such matters.

We, and our customers, may be required to obtain permits, comply with regulatory requirements, and make certain informational filings related to hazardous substances used at our sites. Violations of these types of regulations could subject us to fines and/or criminal sanctions.

Competition and Customer Demand

Rental and Management Segment

Our rental and management segment competes with other international, national and regional tower companies, such as Crown Castle International Corp. and SBA Communications Corporation in the United States and Indus Towers in India, as well as wireless carriers and broadcasters that own and operate their own communications site networks and lease space to third parties, numerous independent tower owners and the owners of non-communications sites, including rooftops, utility towers, water towers and other alternative structures. We believe that site location and capacity, price and quality of service have been and will continue to be significant competitive factors affecting owners, operators and managers of communications sites.

Customer demand is also affected by the emergence and growth of new technologies. Technologies that make it possible for wireless carriers to increase the capacity and efficiency of their existing networks could reduce customer demand for our communications sites. The increased use of spectrally efficient air-link technologies, which potentially can relieve some network capacity problems, could reduce the demand for tower-based antenna space. Additionally, certain complementary network technologies, such as femtocells, could offload a portion of network traffic away from the traditional tower-based networks, which could reduce the need for carriers to add more equipment at certain communications sites.

In addition, any increase in the use of network sharing, roaming or resale arrangements by wireless service providers also could adversely affect customer demand for tower space. These arrangements, which are essentially extensions of traditional roaming agreements, enable a provider to adequately serve its customers outside its license area, to give licensed providers the right to enter into arrangements to serve overlapping license areas, and to permit non-licensed providers to enter the wireless marketplace. Consolidation among wireless carriers could have a similar impact on customer demand for our communications sites because the existing networks of wireless carriers often overlap. In addition, if wireless carriers share their sites or swap their sites with other carriers to a significant degree, it could reduce demand for our communications sites.

Network Development Services Segment

Our network development services segment competes with a variety of companies offering individual, or combinations of, competing services. The field of competitors includes site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, structural engineering firms, tower owners/managers, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors, and our customers’ internal staffs. We believe that our customers base their decisions for network development services on various criteria, including a company’s experience, local reputation, price, and time for completion of a project.

We believe that we compete favorably as to the key competitive factors relating to our rental and management and network development services segments.

Employees

As of December 31, 2009, we employed 1,420 full-time individuals and consider our employee relations to be satisfactory.

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

We have adopted a written Code of Conduct that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The Code of Conduct, our corporate governance guidelines, and the charters of the audit, compensation, and nominating and corporate governance committees of our Board of Directors, are available at the “Investors” portion of our website. In the event we amend the provisions of our Code of Conduct, or provide any waivers of the Code of Conduct for our directors or executive officers, we intend to disclose these events on our website as required by the regulations of the New York Stock Exchange and applicable law.

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

The demand for broadcast space is dependent on the needs of television and radio broadcasters. Among other things, technological advances, including the development of satellite-delivered radio and video services, may reduce the need for tower-based broadcast transmission. In addition, as we continue to work with our customers during the transition from analog-based transmissions to digital-based transmissions, any significant increase in attrition rate or decrease in overall demand for broadcast space could have a material adverse effect on our business, results of operations and financial condition.

Furthermore, any downturn in the economy or disruption in the financial and credit markets could have an impact on consumer demand for wireless services. If wireless service subscribers significantly reduce their minutes of use, or fail to widely adopt and use wireless data applications, our wireless carrier customers could experience a decrease in demand for their services. As a result, they may scale back their business plans or otherwise reduce their spending, which could materially and adversely affect demand for our communications sites and our network development services business, which could have a material adverse effect on our business, results of operations and financial condition.

If our wireless service provider customers consolidate or merge with each other to a significant degree, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected.

Significant consolidation among our wireless service provider customers may result in the decommissioning of certain existing communications sites, because certain portions of their networks may be redundant, and a reduction in future capital expenditures in the aggregate, because their expansion plans may be similar. For example, in connection with the combinations of Verizon Wireless and ALLTEL (to form Verizon Wireless), Cingular and AT&T Wireless (to form AT&T Mobility) and Sprint PCS and Nextel (to form Sprint Nextel) in the United States, and of Iusacell Celular and Unefon (now under the common ownership of Grupo Iusacell) in Mexico, the combined companies rationalized duplicative parts of their networks, which has led to the decommissioning of certain equipment on our communications sites. In addition, these and other customers could determine not to renew leases with us as a result. Our future results may be negatively impacted if a significant number of these contracts are terminated, and our ongoing contractual revenues would be reduced as a result. Similar consequences might occur if wireless service providers engage in extensive sharing, roaming or resale arrangements as an alternative to leasing on our communications sites.

Our leverage and debt service obligations may materially and adversely affect us.

As of December 31, 2009, we had approximately $4.2 billion of consolidated debt, and the ability to borrow additional amounts of approximately $695.8 million under the Revolving Credit Facility. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

Our leverage could have significant negative consequences on our financial condition and results of operations, including:

•

impairing our ability to meet one or more of the financial ratio covenants contained in our debt agreements or to generate cash sufficient to pay interest or principal due under those agreements, which could result in an acceleration of some or all of our outstanding debt and the loss of towers subject to our securitization transaction (the “Securitization”) if an uncured default occurs;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional debt or equity financing;

•	increasing our borrowing costs if our current investment grade debt ratings decline;

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

The loan agreement for the Revolving Credit Facility and the additional $325.0 million of term loan commitments (“Term Loan”) contain restrictive covenants, as well as requirements to comply with certain leverage and other financial maintenance tests, and thus require that we limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness and engaging in various types of transactions, including mergers, acquisitions and sales of assets. Additionally, our indentures restrict our and our subsidiaries’ ability to incur liens securing our or their indebtedness. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities.

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

We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business, and we expect that we will continue to be subject to tax examinations in the future. In addition, U.S. federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. We recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. We believe our judgments in this area are reasonable and correct, but there is no guarantee that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. If there are tax benefits that are challenged successfully by a taxing authority, we may be required to pay additional taxes or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on our business, results of operations and financial condition.

In addition, we have significant deferred tax assets related to our net operating losses (“NOLs”) in U.S. federal and state taxing jurisdictions. Generally, for U.S. federal and state tax purposes, NOLs can be carried forward and used for up to twenty years, and all of our tax years will remain subject to examination until three years after our NOLs are used or expire. We may be limited in our ability to utilize our NOLs to offset future taxable income and thereby reduce our otherwise payable income taxes. We have substantial federal and state NOLs, including significant portions obtained through acquisitions and dispositions, as well as those generated through our historic business operations. In addition, we have disposed of some entities and restructured other entities in conjunction with financing transactions and other business activities.

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

Due to the long-term expectations of revenue from tenant leases, we are sensitive to the creditworthiness and financial strength of our tenants.

Due to the long-term nature of our tenant leases, we, like others in the tower industry, are dependent on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. In the past, we have had customers that have filed for bankruptcy, although to date these bankruptcies have not had a material adverse effect on our business or revenues. In addition, many of our customers and potential customers rely on capital raising activities to fund their operations and capital expenditures, and the downturn in the economy and the disruptions in the financial and credit markets have made it more difficult and more expensive to raise capital. If our customers or potential customers are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our communications sites and our network development services business. If, as a result of a prolonged economic downturn or otherwise, one or more of our significant customers experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and an impairment on our deferred rent asset, tower asset or customer relationship intangible asset. In addition, it could result in the loss of significant customers and all or a portion of our anticipated lease revenues from certain customers, all of which could have a material adverse effect on our business, results of operations and financial condition. For example, as discussed below in “—Risk Factors—A substantial portion of our revenue is derived from a small number of customers,” Grupo Iusacell suspended the debt service payment of its U.S. Dollar denominated debt to its bondholders and is currently in negotiations with those bondholders. While Grupo Iusacell’s operating subsidiaries have continued to make partial payments to us, our net accounts receivable related to Grupo Iusacell was approximately $28.2 million as of December 31, 2009.

Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with foreign currency exchange rates.

Our business operations in Mexico, Brazil and India, and our expansion into any other international geographic areas in the future, could result in adverse financial consequences and operational problems not typically experienced in the United States. For the year ended December 31, 2009, approximately 15% of our consolidated revenues were generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	laws and regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•	laws and regulations that dictate how we operate our communications sites and conduct business, including zoning and environmental matters;

•	changes to existing or new tax laws directed specifically at the ownership and operation of communications sites;

•	expropriation and governmental regulation restricting foreign ownership;

•	possible failure to comply with anti-bribery laws such as the Foreign Corrupt Practices Act and similar local anti-bribery laws;

•	uncertainties regarding legal or judicial systems, including inconsistencies between and within laws, regulations and decrees, and judicial application thereof;

•	health or similar issues, such as a pandemic or epidemic; and

•	difficulty in recruiting and retaining trained personnel.

In addition, we face risks associated with changes in foreign currency exchange rates, including those arising from our operations, investments and financing transactions related to our international business. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts. While most of the contracts for our operations in Mexico are denominated in the U.S. Dollar, many are denominated in the Mexican Peso, and contracts for our operations in Brazil and India are denominated in the local currencies. We have not historically engaged in significant currency hedging activities relating to our non-U.S. Dollar operations, and a weakening of these foreign currencies against the U.S. Dollar would have a negative impact on our reported revenues and operating profits, which could have a material adverse effect on our business, results of operations and financial condition.

A substantial portion of our revenue is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. For the year ended December 31, 2009:

•	Four customers accounted for approximately 61% of our revenues;

•	AT&T Mobility accounted for approximately 19% of our revenues;

•	Sprint Nextel accounted for approximately 18% of our revenues;

•	Verizon Wireless accounted for approximately 15% of our revenues; and

•	T-Mobile accounted for approximately 9% of our revenues.

Our largest international customer is Grupo Iusacell, which now controls both Iusacell Celular and Unefon in Mexico. Grupo Iusacell is under common control with TV Azteca. Grupo Iusacell accounted for approximately 5% of our total revenues for the year ended December 31, 2009. In addition, for the year ended December 31, 2009, we received $15.7 million in interest income from TV Azteca on our net note receivable balance of $108.2 million.

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

On April 1, 2009, Grupo Iusacell announced that one of its subsidiaries had suspended the debt service payment of its U.S. Dollar denominated debt as part of an ongoing process to restructure its U.S. Dollar denominated debt, which has been affected by the significant devaluation of the Mexican Peso versus the U.S. Dollar. While Grupo Iusacell has continued to make partial payments to us, our net accounts receivable related to Grupo Iusacell was approximately $28.2 million as of December 31, 2009. We also have approximately $33.5 million of other Grupo Iusacell related assets as of December 31, 2009, which includes financing lease commitments and accrued straight-line revenue that are primarily long-term in nature. If Grupo Iusacell is unable to restructure its indebtedness or if a further devaluation of the Mexican Peso were to adversely impact Grupo Iusacell’s overall liquidity, Grupo Iusacell might not be able to meet its operating obligations, including making full payments under the lease agreements with us in the future, which could have a material adverse effect on our business and results of operations.

We anticipate that we may need additional financing to fund future growth and expansion initiatives, to refinance our existing indebtedness and to fund our stock repurchase program.

In order to fund future growth and expansion initiatives, refinance our existing indebtedness and fund our stock repurchase program, we may need to raise additional capital through financing activities. We believe our cash provided by operations for the year ending December 31, 2010 will be sufficient to fund our cash needs for operations, capital expenditures and cash debt service (interest and principal repayments) obligations for 2010. However, we anticipate that we may need to obtain additional sources of capital in the future to fund growth initiatives and to support additional return of capital to stockholders. If so, depending on market conditions, we may seek to raise capital through credit facilities or debt or equity offerings. A downgrade of our credit rating below investment grade could negatively impact our ability to access credit markets or preclude us from obtaining funds on investment grade terms and conditions. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund our stock repurchase program, refinance our existing indebtedness or fund future growth and expansion initiatives.

New technologies could make our tower leasing business less desirable to potential tenants and result in decreasing revenues.

The development and implementation of new technologies designed to enhance the efficiency of wireless networks could reduce the use and need for tower-based wireless services transmission and reception and have the effect of decreasing demand for tower space. Examples of such technologies include spectrally efficient air-link technologies which potentially can relieve some network capacity problems, could reduce the demand for tower-based antenna space. Additionally, certain complementary network technologies, such as femtocells, could offload a portion of network traffic away from the traditional tower-based networks, which would reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of wireless communication, radio and video services by direct broadcast satellites could materially and adversely affect demand for our antenna space. The development and implementation of any of these and similar technologies to any significant degree could have a material adverse effect on our business, results of operations and financial condition.

We could have liability under environmental laws.

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state, local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As the owner, lessee or operator of real property and facilities, we may be liable for substantial costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of or were responsible for the contamination. We may also be liable for certain costs of remediating contamination at third party sites to which we sent waste for disposal, even if the original disposal may have accorded with all legal requirements. Many of these laws and regulations contain information reporting and record keeping requirements. We cannot assure you that we are at all times in complete compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to government regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

Our business, and that of our customers, is subject to federal, state, local and foreign regulation, including by the FAA, the FCC, the U.S. Environmental Protection Agency and the OSHA. Both the FCC and the FAA regulate towers used for wireless communications and radio and television broadcasting and the FCC separately regulates transmitting devices operating on towers. Similar regulations exist in Mexico, Brazil, India and other foreign countries regarding wireless communications and the operation of towers. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site, or site upgrades, thereby limiting our ability to respond to customer demands and requirements. Existing regulatory policies may materially and adversely affect the associated timing or cost of such projects and additional regulations may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could materially and adversely affect our business, results of operations and financial condition.

Increasing competition in the tower industry may create pricing pressures that may materially and adversely affect us.

Our industry is highly competitive, and our customers have numerous alternatives for leasing antenna space. Some of our competitors, such as national wireless carriers that allow collocation on their towers, are larger and may have greater financial resources than we do, while other competitors may have lower return on investment criteria than we do.

Our competition includes:

•	international, national and regional tower companies;

•	wireless carriers that own towers and lease antenna space to other carriers;

•	site development companies that purchase antenna space on existing towers for wireless carriers and manage new tower construction; and

•	alternative site structures (e.g., building rooftops, outdoor and indoor DAS networks, billboards and electric transmission towers).

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 83% of the communications sites in our portfolio as of December 31, 2009 are located on land we do not own. Approximately 89% of the ground agreements for these sites have a final expiration date of 2019 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. If we are unable or choose not to exercise our rights to purchase towers under these agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated. For example, our SpectraSite subsidiary has entered into lease or sublease agreements with affiliates of SBC Communications, a predecessor entity to AT&T Mobility, with respect to approximately 2,500 towers pursuant to which SpectraSite has the option to purchase the sites upon the expiration of the lease or sublease beginning in 2013. The aggregate purchase option price for the AT&T Mobility towers was approximately $413.0 million as of December 31, 2009, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. We have entered into a similar agreement with ALLTEL, which completed its merger with Verizon Wireless in January 2009, with respect to approximately 1,800 towers, for which we have an option to purchase the sites upon the expiration of the lease or sublease beginning in 2016. The aggregate purchase option price for the ALLTEL towers was approximately $63.3 million as of December 31, 2009, and will accrete at a rate of 3% per year through the expiration of the lease or sublease period. At ALLTEL’s option, at the expiration of the sublease period, the purchase price would be payable in cash or with 769 shares of our Common Stock per tower. We may not have the required available capital to exercise our right to purchase these or other leased or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our business, results of operations or financial condition could be materially and adversely affected.

Our towers may be affected by natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage.

Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen damage. Any damage or destruction to our towers as a result of these or other risks would impact our ability to provide services to our customers and could materially and adversely impact our results of operation or financial condition. While we maintain insurance coverage for natural disasters, we may not have adequate insurance to cover the associated costs of repair or reconstruction for a future major event. Further, we carry business interruption insurance, but such insurance may not adequately cover all of our lost revenues, including potential revenues from new tenants that could have been added to our towers but for the damage. If we are unable to provide services to our customers as a result of damage to our towers, it could lead to customer loss, resulting in a corresponding material adverse effect on our business, results of operations or financial condition.

Our costs could increase and our revenues could decrease due to perceived health risks from radio emissions, especially if these perceived risks are substantiated.

Public perception of possible health risks associated with cellular and other wireless communications technology could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks could slow the market acceptance of wireless communications services and increase opposition to the development and expansion of tower sites. The potential connection between radio frequency emissions and certain negative health effects has been the subject of substantial study by the scientific community in recent years, and numerous health-related lawsuits have been filed against wireless carriers and wireless device manufacturers. If a scientific study or court decision resulted in a finding that radio frequency emissions posed health risks to consumers, it could negatively impact the market for wireless services, as well as our wireless carrier customers, which could materially and adversely affect our business, results of operations or financial condition. We do not maintain any significant insurance with respect to these matters.

Our historical stock option granting practices are subject to ongoing governmental proceedings, which could result in fines, penalties or other liability.

In May 2006, we announced that our Board of Directors had established a special committee of independent directors to conduct a review of our stock option granting practices and related accounting. Subsequent to the formation of the special committee, we received an informal letter of inquiry from the SEC, a subpoena from the office of the United States Attorney for the Eastern District of New York and an information document request from the Internal Revenue Service (“IRS”), each requesting documents and information related to our stock option grants and practices. We also received a request for information from the Department of Labor, which concluded its review in September 2008, with no action taken against us. We have cooperated with these governmental authorities to provide the requested documents and information. These governmental proceedings are ongoing, and the time period necessary to resolve these proceedings is uncertain and could require significant additional management and financial resources. Significant legal and accounting expenses related to these matters have been incurred to date, and we may incur expenses in the future. Depending on the final outcomes of these proceedings, we and members of our senior management could be subject to regulatory fines, penalties, enforcement actions or other liability, which could have a material adverse impact on our business, results of operations or financial condition. In addition, as a result of the special committee’s findings, we restated our historical financial statements for certain periods prior to March 31, 2006 to, among other things, record changes for stock-based compensation expense (and related tax effects) relating to certain past stock option grants.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal offices are located in Boston, Southborough and Woburn, Massachusetts; Atlanta, Georgia; Cary, North Carolina; Mexico City, Mexico; Sao Paulo, Brazil; and Delhi and Mumbai, India. Details of each of these offices are provided below:

Location	Function	Size (square feet)	Property Interest
Boston, MA	Corporate Headquarters and American Tower International Headquarters	19,600	Leased

Southborough, MA	Information Technology Data Center	13,900	Leased

Woburn, MA	US Tower Division Headquarters, Lease Administration, Site Leasing Management and Broadcast Division Headquarters	58,100	Owned	(1)

Atlanta, GA	US Tower Division, Accounting Services, New Site Development and Site Operations Headquarters	21,400	Leased

Cary, NC	US Tower Division, DAS Solutions and Structural Engineering Services Headquarters	17,500	Leased

Mexico City, Mexico	Mexico Headquarters	11,000	Leased

Sao Paulo, Brazil	Brazil Headquarters	6,300	Leased

Delhi, India	India Headquarters	7,200	Leased

Mumbai, India	India Operations Center	10,800	Leased	(2)

(1)	Our Woburn facility is approximately 163,000 square feet. Our offices occupy approximately 58,100 square feet, and we lease the remaining space to unaffiliated tenants.

(2)	We lease two office spaces in Mumbai that together occupy an aggregate of approximately 10,800 square feet.

In addition to the principal offices set forth above, we maintain offices in the geographic areas we serve through which we operate our tower leasing and services businesses. We also have an international business development group based in London, England. We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.

Our interests in our communications sites are comprised of a variety of ownership interests, including leases created by long-term ground lease agreements, easements, licenses or rights-of-way granted by government entities. Pursuant to the loan agreement for our Securitization, the tower sites subject to the Securitization are subject to mortgages, deeds of trust and deeds to secure the loan. A typical tower site consists of a compound enclosing the tower site, a tower structure, and one or more equipment shelters that house a variety of transmitting, receiving and switching equipment. There are three principal types of towers: guyed, self-supporting lattice, and monopole.

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

Of the approximately 27,200 communications sites in our portfolio as of December 31, 2009, approximately 83% are located on land we do not own. Ground agreements for land underlying our towers generally have an initial term of five years with three or four additional automatic renewal periods of five years, for a total of twenty to twenty-five years. As a result, approximately 89% of the ground agreements for our sites have a final expiration date of 2019 and beyond.

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

On May 26, 2006, a purported securities class action was filed in United States District Court for the District of Massachusetts against us and certain of our current and former officers by John S. Greenebaum for monetary relief. In March 2007, an amended consolidated complaint was filed, naming certain of our current and former officers and directors of the Company as defendants and alleging that the defendants violated federal securities laws in connection with public statements made relating to our stock option practices and related accounting. The complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In February 2008, the court preliminarily approved a settlement we had reached with the plaintiffs. The settlement provided for a payment by us of $14.0 million and led to a dismissal of all claims against all defendants in the litigation. In March and April of 2008, we paid the settlement amount. In May 2008, the original plaintiff, Mr. Greenebaum, filed an objection to the settlement which was dismissed by the court. In June and July of 2008, the court approved the settlement and denied a request by Mr. Greenebaum to opt-out of the settlement class certified by the court. Mr. Greenebaum appealed the decision of the court relating to him and in December 2008, we entered into a settlement agreement with Mr. Greenebaum providing for payment by us of $5,000, which the court approved in January 2009. In January 2009, the plaintiff’s class entered into a settlement agreement with Mr. Greenebaum. As a result of these settlements, Mr. Greenebaum withdrew his appeals, effectively ending the litigation.

On May 24, 2006 and June 14, 2006, two shareholder derivative lawsuits were filed in Suffolk County Superior Court in Massachusetts by Eric Johnston and Robert L. Garber, respectively. The lawsuits were filed against certain of our current and former officers and directors for alleged breaches of fiduciary duties and unjust enrichment in connection with our historical stock option granting practices. The lawsuits also named us as a nominal defendant. The lawsuits sought to recover the damages sustained by us and disgorgement of all profits received with respect to the alleged backdated stock options. In October 2007, the court dismissed the complaint, without leave to amend, due to the plaintiffs’ failure to make a demand upon our Board of Directors before initiating their lawsuits. In December 2007, the plaintiffs filed an appeal of that decision to the Massachusetts Court of Appeals. In June 2008, the Massachusetts Supreme Judicial Court elected, on its own motion, to hear the appeal, and in April 2009, affirmed the judgment dismissing the complaint without leave to amend. The plaintiffs’ right to initiate a new claim based on the response to the demand made at the time of dismissal expired in July 2009.

On August 31, 2006, we received an Information Document Request from the IRS for documents and information relating to our stock option granting practices and related accounting. The IRS requested materials related to certain stock options granted between 1998 and 2005. We have received subsequent related requests and we continue to cooperate with the IRS to provide the requested information and documents.

One of our subsidiaries, SpectraSite Communications, Inc. (“SCI”), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was sold in 2002, prior to our merger with SCI’s parent in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for us is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have full jurisdiction over SCI. These decisions were appealed by the plaintiff, and in July 2008, they were reversed by an intermediate Mexican appellate court. In its decision, the intermediate appellate court identified potential damages of approximately $23.0 million. SCI appealed that ruling to a higher constitutional court in Mexico. In January 2009, the constitutional court ruled in SCI’s favor, remanding the case back to the intermediate appellate court for further proceedings. In March 2009, the intermediate appellate court issued its decision, which reasserts jurisdiction and reimposes liability on SCI. In April 2009, as permitted under Mexican law, SCI filed an appeal of this decision to the higher constitutional court on the grounds that the decision of the intermediate appellate court is inconsistent with the January 2009 ruling of the higher constitutional court and Mexican law. In August 2009, the plaintiff filed a petition with the Supreme Court of Mexico asking the court to rule on SCI’s appeal to the constitutional court. In September 2009, the Supreme Court refused to hear the appeal. As a result, the case remains pending in the constitutional court and we are unable to estimate our share, if any, of potential liability at this stage of the proceedings.

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

ITEM 4.	[RESERVED].

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents reported quarterly high and low per share sale prices of our Common Stock on the New York Stock Exchange (“NYSE”) for the years 2009 and 2008.

2009	High	Low
Quarter ended March 31	$32.53	$25.45
Quarter ended June 30	34.52	27.93
Quarter ended September 30	37.71	29.89
Quarter ended December 31	43.84	35.03

2008	High	Low
Quarter ended March 31	$42.72	$32.10
Quarter ended June 30	46.10	38.53
Quarter ended September 30	43.43	31.89
Quarter ended December 31	37.28	19.35

On February 12, 2010, the closing price of our Common Stock was $42.62 per share as reported on the NYSE. As of February 12, 2010, we had 402,669,455 outstanding shares of Common Stock and 482 registered holders.

Dividends

We have never paid a dividend on our Common Stock. We anticipate that we may retain future earnings, if any, to fund the development and growth of our business. The loan agreement for our Revolving Credit Facility and Term Loan contain covenants that restrict our ability to pay dividends unless certain financial covenants are satisfied. In addition, certain of SpectraSite’s subsidiaries are subject to restrictions on the amount of cash that they can distribute to us under the loan agreement related to our Securitization.

For more information about the restrictions under the loan agreement for the Revolving Credit Facility and Term Loan, our notes indentures and the loan agreement related to our Securitization, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and note 6 to our consolidated financial statements included in this Annual Report.

Performance Graph

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholder return on our Common Stock with the cumulative total return of the S&P 500 Index and the Dow Jones US Telecommunications Equipment Index. The performance graph assumes that on December 31, 2004, $100 was invested in each of our Common Stock, the S&P 500 Index and the Dow Jones US Telecommunications Equipment Index. The cumulative return shown in the graph assumes reinvestment of all dividends. The performance of our Common Stock reflected below is not necessarily indicative of future performance.

	Cumulative Total Returns
	12/04	12/05	12/06	12/07	12/08	12/09
American Tower Corporation	$100.00	$147.28	$202.61	$231.52	$159.35	$234.84
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
Dow Jones US Telecommunications Equipment Index	100.00	101.39	118.08	121.95	72.49	109.33

Recent Sales of Unregistered Securities

During the three months ended December 31, 2009, we issued an aggregate of 40,019 shares of our Common Stock upon the exercise of 5,675 warrants assumed in our merger with SpectraSite, Inc. In August 2005, in connection with the merger, we assumed approximately 1.0 million warrants to purchase shares of SpectraSite, Inc. common stock. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase 7.15 shares of Common Stock at an exercise price of $32 per warrant. As some of these warrants were exercised pursuant to a cashless net exercise pursuant to the warrant agreement, net proceeds from these warrant exercises were $181,504. The shares were issued in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended, and Section 1145 of the United States Code. No underwriters were engaged in connection with such issuances.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2009, we repurchased 661,640 shares of our Common Stock for an aggregate of $27.6 million, including commissions and fees, pursuant to our publicly announced stock repurchase program, as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in millions)
October 2009	25,900	$36.43	25,900	$778.6
November 2009	101,600	$40.53	101,600	$774.4
December 2009	534,140	$42.11	534,140	$751.9

Total Fourth Quarter	661,640	$41.64	661,640	$751.9

(1)	Repurchases made pursuant to the 2008 Buyback. Under this program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

Subsequent to December 31, 2009, we repurchased 770,451 shares of our Common Stock for an aggregate of $33.5 million, including commissions and fees, pursuant to the 2008 Buyback. As of February 12, 2010, we had repurchased a total of 21.3 million shares of our Common Stock for an aggregate of $781.6 million, including commissions and fees pursuant to the 2008 Buyback. We expect to continue to manage the pacing of the remaining $718.4 million under the 2008 Buyback in response to general market conditions and other relevant factors.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected financial data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes to those consolidated financial statements included in this Annual Report.

Our continuing operations are reported in two segments: rental and management and network development services. In accordance with accounting principles generally accepted in the United States (“GAAP”), the consolidated statements of operations for all periods presented in this “Selected Financial Data” have been adjusted to reflect certain businesses as discontinued operations (see note 1 to our consolidated financial statements included in this Annual Report).

Year-over-year comparisons are significantly affected by our acquisitions, dispositions and, to a lesser extent, construction of towers. Our August 2005 merger with SpectraSite, Inc., as well as the change in the estimated useful lives of our tower assets in 2008, impacts the comparability of reported results between certain periods.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Statements of Operations Data:
Revenues:
Rental and management	$1,668,420	$1,547,035	$1,425,975	$1,294,068	$929,762
Network development services	55,694	46,469	30,619	23,317	15,024

Total operating revenues	1,724,114	1,593,504	1,456,594	1,317,385	944,786

Operating expenses:
Costs of operations (exclusive of items shown separately below)
Rental and management	383,990	363,024	343,450	332,246	247,781
Network development services	32,385	26,831	16,172	11,291	8,346
Depreciation, amortization and accretion	414,619	405,332	522,928	528,051	411,254
Selling, general, administrative and development expense	201,694	180,374	186,483	159,324	108,059
Other operating expenses	19,168	11,189	9,198	2,572	34,232

Total operating expenses	1,051,856	986,750	1,078,231	1,033,484	809,672

Operating income	672,258	606,754	378,363	283,901	135,114
Interest income, TV Azteca, net	14,210	14,253	14,207	14,208	14,232
Interest income	1,722	3,413	10,848	9,002	4,402
Interest expense	(249,803)	(253,584)	(235,824)	(215,643)	(222,419)
Loss on retirement of long-term obligations	(18,194)	(4,904)	(35,429)	(27,223)	(67,110)
Other income	1,294	5,988	20,675	6,619	227

Income (loss) from continuing operations before income taxes and income (loss) on equity method investments	421,487	371,920	152,840	70,864	(135,554)
Income tax provision	(182,565)	(135,509)	(59,809)	(41,768)	(5,714)
Income (loss) on equity method investments	26	22	19	26	(2,078)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	238,948	236,433	93,050	29,122	(143,346)
Income (loss) from discontinued operations	8,179	110,982	(36,396)	(854)	(1,913)

Net income (loss) before cumulative effect of change in accounting principle	247,127	347,415	56,654	28,268	(145,259)
Cumulative effect of change in accounting principle	—	—	—	—	(35,525)

Net income (loss)	247,127	347,415	56,654	28,268	(180,784)
Net income attributable to noncontrolling interest	(532)	(169)	(338)	(784)	(575)

Net income (loss) attributable to American Tower Corporation	$246,595	$347,246	$56,316	$27,484	$(181,359)

Basic income (loss) per common share from continuing operations attributable to American Tower Corporation before cumulative effect of change in accounting principle(1)	$0.60	$0.60	$0.22	$0.06	$(0.47)
Diluted income (loss) per common share from continuing operations attributable to American Tower Corporation before cumulative effect of change in accounting principle(1)	$0.59	$0.58	$0.22	$0.06	$(0.47)

Weighted average common shares outstanding(1)
Basic	398,375	395,947	413,167	424,525	302,510

Diluted	406,948	418,357	426,079	436,217	302,510

Other Operating Data:
Ratio of earnings to fixed charges(2)	2.27x	2.12x	1.50x	1.25x	—

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash and investments)(3)	$295,129	$194,943	$86,807	$281,264	$112,701
Property and equipment, net	3,175,511	3,022,636	3,045,186	3,218,124	3,460,526
Total assets	8,512,668	8,211,665	8,130,457	8,613,219	8,786,854
Long-term obligations, including current portion	4,211,581	4,333,146	4,285,284	3,543,016	3,613,429
Total American Tower Corporation stockholders’ equity	3,315,082	2,991,322	3,022,092	4,384,916	4,541,821

(1)	Basic income (loss) per common share from continuing operations represents income (loss) from continuing operations divided by the weighted average number of common shares outstanding during the period. Diluted income per common share from continuing operations for the years ended December 31, 2009, 2008, 2007 and 2006 represents income from continuing operations divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options and warrants, as determined under the treasury stock method, and upon conversion of our convertible notes, as determined under the if-converted method. Diluted loss per common share from continuing operations for 2005 excludes shares issuable upon exercise of stock options and warrants and upon conversion of our convertible notes, as their effect is anti-dilutive.

(2)	For the purpose of this calculation, “earnings” consists of income (loss) from continuing operations before income taxes, minority interest in net earnings of subsidiaries, income (loss) on equity method investments and fixed charges (excluding interest capitalized and amortization of interest capitalized). “Fixed charges” consist of interest expense, including amounts capitalized, amortization of debt discount and related issuance costs and the component of rental expense associated with operating leases believed by management to be representative of the interest factor thereon. We had an excess (deficiency) in earnings to fixed charges in each period as follows (in thousands):2009–$423,743; 2008–$373,842; 2007–$155,462; 2006–$72,813; and 2005–$(133,464).

(3)	As of December 31, 2009, 2008 and 2007, includes approximately $44.3 million, $51.9 million and $53.7 million, respectively, in restricted cash on deposit in reserve accounts related to the certificates issued in our Securitization. As of December 31, 2006 and 2005, amounts include cash and cash equivalents only.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosures in our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and the information set forth under the caption “Critical Accounting Policies and Estimates” beginning at page 45.

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment gross margin and segment operating profit as a means to measure operating performance in these business segments. We define segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expense. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the rental and management segment also include interest income, TV Azteca, net (see note 18 to our consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), noncontrolling interest in net earnings of subsidiaries, income (loss) on equity method investments, income taxes and discontinued operations.

Executive Overview

Our principal operating segment is our rental and management segment, which accounted for approximately 97% of our total revenues, and approximately 99% of our segment operating profit for the years ended December 31, 2009 and 2008. The primary factors affecting the consistent incremental growth in our revenues and cash flows for this segment are our recurring revenues generated from sites which existed in our portfolio as of the beginning of the prior year period (“legacy sites”), new revenue generated from new sites acquired or constructed since the beginning of the prior year period (“new sites”), our existing tenant leases and related contractual escalations, leasing of additional space on our existing sites and the cancellation rate of our existing tenant leases. We continue to believe that our site leasing revenue is likely to increase due to the growing use of wireless communications services and our ability to increase the utilization of our existing site capacity. In addition, we believe the majority of our site leasing activity will continue to come from customers providing wireless broadband services. As we continue to primarily focus on growing our rental and management business, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues.

The majority of our tenant leases with wireless carriers are typically for an initial non-cancelable term of five to ten years, with multiple five-year renewal terms thereafter. Accordingly, nearly all of the revenue generated by our rental and management segment as of the end of December 2009 is recurring revenue that we should continue to receive in future periods. In addition, most of our tenant leases have provisions that periodically increase the rent due under the lease. These contractual escalations are typically annual and are based on a fixed percentage (generally three to five percent), inflation, or a fixed percentage plus inflation. Revenue generated by rate increases based on fixed escalation clauses is recognized on a straight-line basis over the non-cancelable term of the applicable agreement. We also routinely seek to extend our tenant leases with our customers, which increases the non-cancelable term of the agreement and creates incremental growth in our revenues and cash flows.

The revenues generated by our rental and management segment may also be affected by cancellations of existing customer leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multi-year contracts, which typically may not be cancelled or, in some instances, may be cancelled only upon payment of a termination fee. Accordingly, lease cancellations historically have not had a material adverse effect on the revenues generated by our rental and management segment. During the year ended December 31, 2009, tenant leases representing approximately 2% of our rental and management revenues were cancelled.

During the year ended December 31, 2009, revenues generated by our rental and management segment increased $121.4 million from the year ended December 31, 2008. The increase was primarily attributable to incremental revenue generated by our legacy sites which resulted from leasing additional space to new tenants, leasing additional space for the equipment of our existing tenants, as well as contractual tenant lease escalations. To a lesser extent, a portion of our revenue growth was attributable to the 4,511 new sites that we acquired or constructed since January 1, 2008. The increase in revenue was partially offset by tenant lease cancellations as well as the negative impact of foreign currency exchange rate fluctuations and a reduction in straight-line revenue recognition.

Our ability to lease additional space on our sites is a function of the rate at which wireless carriers deploy capital to improve and expand their wireless networks and, to a lesser extent, the location of and available capacity on our existing sites. This rate, in turn, is influenced by the growth of wireless communications services and related infrastructure needs, the financial performance of our customers and their access to capital, and general economic conditions. We believe leasing additional space on our existing sites and expanding our site portfolio will contribute to the majority of our year-over-year revenue growth in 2010.

Our rental and management segment operating expenses include our direct site level expenses and consist primarily of ground rent, property taxes, repairs and maintenance and utilities. These segment level expenses exclude all segment and corporate, selling, general, administrative and development expenses, which are aggregated into one line item entitled selling, general, administrative and development expense. Our segment level selling, general, administrative and development expenses consist of expenses to support our rental and management and network development services segments, such as sales and property management functions. In general, our segment level selling, general and administrative expenses do not significantly increase as a result of adding incremental customers to our legacy sites and increase only modestly year-over-year. As a result, leasing additional space to new customers on our legacy sites provides significant incremental cash flow. In geographic areas where we have recently launched operations or are focused on materially expanding our site footprint, we may incur additional segment level selling, general and administrative expenses as we increase our presence in these areas. Our profit margin growth is therefore positively impacted by the addition of new tenants to our legacy sites and can be temporarily diluted by our development activities.

Results of Operations

Years Ended December 31, 2009 and 2008

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
	(In thousands)
REVENUES:
Rental and management	$1,668,420	$1,547,035	$121,385	8%
Network development services	55,694	46,469	9,225	20

Total revenues	1,724,114	1,593,504	130,610	8

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	383,990	363,024	20,966	6
Network development services	32,385	26,831	5,554	21
Depreciation, amortization and accretion	414,619	405,332	9,287	2
Selling, general, administrative and development expense (including stock-based compensation expense of $60,670 and $54,807, respectively)	201,694	180,374	21,320	12
Other operating expenses	19,168	11,189	7,979	71

Total operating expenses	1,051,856	986,750	65,106	7

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	14,210	14,253	(43)	—
Interest income	1,722	3,413	(1,691)	(50)
Interest expense	(249,803)	(253,584)	(3,781)	(1)
Loss on retirement of long-term obligations	(18,194)	(4,904)	13,290	271
Other income	1,294	5,988	(4,694)	(78)
Income tax provision	(182,565)	(135,509)	47,056	35
Income on equity method investments	26	22	4	18

Income from continuing operations	238,948	236,433	2,515	1
Income from discontinued operations, net	8,179	110,982	(102,803)	(93)

Net income	247,127	347,415	(100,288)	(29)
Net income attributable to noncontrolling interest	(532)	(169)	363	215

Net income attributable to American Tower Corporation	$246,595	$347,246	$(100,651)	(29)%

Total Revenues

Total revenues for the year ended December 31, 2009 were $1,724.1 million, an increase of $130.6 million from the year ended December 31, 2008. Approximately $121.4 million of the increase was attributable to an increase in rental and management revenue, with the remaining portion of the increase attributable to network development services revenue.

Rental and Management Revenue

Rental and management revenue for the year ended December 31, 2009 was $1,668.4 million, an increase of $121.4 million from the year ended December 31, 2008. Legacy sites contributed $73.4 million of the increase, which was primarily attributable to incremental revenue generated from adding new tenants to those sites, existing tenants adding more equipment to those sites and contractual tenant lease escalations, partially offset by tenant lease cancellations as well as the negative impact of foreign currency exchange rate fluctuations and a reduction in straight-line revenue recognition. Approximately $48.0 million of the increase resulted from the 4,511 new sites that we acquired or constructed since January 1, 2008.

Network Development Services Revenue

Network development services revenue for the year ended December 31, 2009 was $55.7 million, an increase of $9.2 million from the year ended December 31, 2008. The increase was primarily attributable to revenues generated from our expanding site acquisition, zoning, permitting and installation services.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2009 were $1,051.9 million, an increase of $65.1 million from the year ended December 31, 2008. The increase was primarily attributable to an increase in selling, general, administrative and development expense of $21.3 million, increases in expenses within our rental and management segment of $21.0 million and network development services segment of $5.6 million, an increase in depreciation, amortization and accretion expenses of $9.3 million, and an increase in other operating expenses of $8.0 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the year ended December 31, 2009 was $384.0 million, an increase of $21.0 million from the year ended December 31, 2008. Increases in rental and management expenses of our legacy sites, consisting primarily of contractual ground lease escalations and inflationary increases, were offset by the favorable impact of foreign currency exchange rate fluctuations. Accordingly, the $21.0 million was attributable to the new sites added since January 1, 2008.

Rental and management segment gross margin for the year ended December 31, 2009 was $1,298.6 million, an increase of $100.4 million from the year ended December 31, 2008. The increase primarily resulted from additional rental and management revenue described above, partially offset by an increase in rental and management expense.

Rental and management segment operating profit for the year ended December 31, 2009 was $1,212.5 million, an increase of $82.3 million from the year ended December 31, 2008. This increase was comprised of the $100.4 million increase in rental and management segment gross margin described above, partially offset by an increase of approximately $18.1 million in selling, general, administrative and development expenses related to our rental and management segment, due in large part to our international expansion.

Network Development Services Expense

Network development services expense for the year ended December 31, 2009 was $32.4 million, an increase of $5.6 million from the year ended December 31, 2008. The increase correlates to the growth in services performed as noted above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion for the year ended December 31, 2009 was $414.6 million, an increase of $9.3 million from the year ended December 31, 2008. This increase was primarily attributable to depreciation, amortization and accretion associated with the acquisition or construction of 3,550 sites during 2009, which resulted in an increase in property, plant and equipment.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the year ended December 31, 2009 was $201.7 million, an increase of $21.3 million from the year ended December 31, 2008. The increase was primarily attributable to an increase of approximately $5.9 million in stock based compensation expense, which was principally driven by the additional expense recognized upon the modification of certain equity awards during the year ended December 31, 2009, an increase of $5.9 million of bad debt expense, an increase of $5.4 million for the write-off of capitalized costs related to discontinued projects and an increase in the cost to support our growth in international geographic areas. For the year ended December 31, 2008, selling, general, administrative and development expense included a one-time reduction related to payroll tax expense of approximately $3.1 million.

Other Operating Expenses

Other operating expenses for the year ended December 31, 2009 were $19.2 million, an increase of $8.0 million from the year ended December 31, 2008. The increase was primarily attributable to approximately $6.3 million in acquisition related costs which have been expensed as a result of new accounting guidance issued by the Financial Accounting Standards Board (“FASB”). Approximately $1.2 million of these costs are related to the expensing of amounts which had been recorded as other long-term assets at December 31, 2008 for pending acquisitions and the remaining $5.1 million relates to additional acquisition related costs incurred during the year ended December 31, 2009. Approximately $1.4 million of the increase was attributable to an increase in impairments and losses on the sale of assets.

Interest Expense

Interest expense for the year ended December 31, 2009 was $249.8 million, a decrease of $3.8 million from the year ended December 31, 2008. The decrease was primarily attributable to a decrease in average outstanding debt of approximately $107.8 million.

Loss on Retirement of Long-Term Obligations

Loss on retirement of long-term obligations for the year ended December 31, 2009 was $18.2 million, an increase of $13.3 million from the year ended December 31, 2008.

During the year ended December 31, 2009, pursuant to a tender offer and subsequent redemption, we repurchased and redeemed an aggregate of $225.0 million principal amount of 7.50% Notes for an aggregate purchase price of $231.7 million, including accrued and unpaid interest, and we repurchased an aggregate of $500.0 million principal amount of 7.125% Notes for an aggregate purchase price of $511.7 million, including accrued and unpaid interest. As a result of these transactions, we recorded a charge of $18.2 million related to the amounts paid in excess of carrying value and the write-off of the related deferred financing fees, discounts and premiums.

During the year ended December 31, 2008, holders of approximately $18.3 million principal amount of our 3.25% convertible notes due August 15, 2012 (“3.25% Notes”) and $182.8 million principal amount of our 3.00% Notes converted their notes into shares of our Common Stock. In connection with conversions of a portion of these notes, we paid holders an aggregate of approximately $4.9 million, calculated based on the discounted value of the future interest payments on their notes.

For more information regarding our financing activities, see “—Liquidity and Capital Resources—Cash Flows from Financing Activities” below.

Other Income

Other income for the year ended December 31, 2009 was approximately $1.3 million, as compared to other income of approximately $6.0 million for the year ended December 31, 2008. During the year ended December 31, 2009, other income of $1.3 million consisted primarily of a gain of approximately $1.7 million on the settlement of a foreign currency exchange contract executed to hedge the foreign currency exposure associated with our acquisition of XCEL, partially offset by foreign currency remeasurement losses of approximately $0.2 million. During the year ended December 31, 2008, we recorded foreign currency remeasurement gains of approximately $5.7 million.

Income Tax Provision

The income tax provision for the year ended December 31, 2009 was $182.6 million, an increase of $47.1 million from the year ended December 31, 2008. The effective tax rate was 43.3% for the year ended December 31, 2009, as compared to an effective tax rate of 36.4% for the year ended December 31, 2008. The increase in the effective tax rate for the year ended December 31, 2009, as compared to the year ended December 31, 2008, is primarily due to the discrete impact of foreign currency exchange rate fluctuations on certain tax items, IRS audit adjustments and certain valuation allowances, partially offset by the decrease in tax reserves. The increase in the income tax provision correlates to the increase in income during the year ended December 31, 2009 as noted above.

The effective tax rates on income from continuing operations for the years ended December 31, 2009 and December 31, 2008 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, IRS audit adjustments of approximately $10.0 million, tax reserves and state taxes. As we continue to evaluate our organizational structure in light of our expansion within Latin America, we anticipate that the implementation of certain restructuring activities could have a favorable impact on our effective tax rate in 2010.

Income from Discontinued Operations, Net

Income from discontinued operations, net for the year ended December 31, 2009 was $8.2 million, a decrease of $102.8 million from the year ended December 31, 2008. This decrease is primarily attributable to the recording of an income tax benefit of $110.1 million during the year ended December 31, 2008, related to losses associated with our investment in our wholly owned subsidiary, Verestar, Inc. (“Verestar”). Verestar filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. During 2007, we settled the litigation related to the Verestar bankruptcy. In April 2008, the bankruptcy court approved Verestar’s plan of liquidation and in December 2008, Verestar was liquidated. The $102.8 million decrease was partially offset by an insurance reimbursement received during the year ended December 31, 2009 for approximately $5.0 million related to the Verestar bankruptcy settlement.

Years Ended December 31, 2008 and 2007

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2008	2007
	(In thousands)
REVENUES:
Rental and management	$1,547,035	$1,425,975	$121,060	8%
Network development services	46,469	30,619	15,850	52

Total revenues	1,593,504	1,456,594	136,910	9

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	363,024	343,450	19,574	6
Network development services	26,831	16,172	10,659	66
Depreciation, amortization and accretion	405,332	522,928	(117,596)	(22)
Selling, general, administrative and development expense (including stock-based compensation expense of $54,807 and $54,603, respectively)	180,374	186,483	(6,109)	(3)
Other operating expenses	11,189	9,198	1,991	22

Total operating expenses	986,750	1,078,231	(91,481)	(8)

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	14,253	14,207	46
Interest income	3,413	10,848	(7,435)	(69)
Interest expense	(253,584)	(235,824)	17,760	8
Loss on retirement of long-term obligations	(4,904)	(35,429)	(30,525)	(86)
Other income	5,988	20,675	(14,687)	(71)
Income tax provision	(135,509)	(59,809)	75,700	127
Income on equity method investments	22	19	3	16

Income from continuing operations	236,433	93,050	143,383	154
Income (loss) from discontinued operations, net	110,982	(36,396)	147,378	405

Net income	347,415	56,654	290,761	513
Net income attributable to noncontrolling interest	(169)	(338)	(169)	(50)

Net income attributable to American Tower Corporation	$347,246	$56,316	$290,930	517%

Total Revenues

Total revenues for the year ended December 31, 2008 were $1,593.5 million, an increase of $136.9 million from the year ended December 31, 2007. Approximately $121.1 million of the increase was attributable to an increase in rental and management revenue. The balance of the increase resulted from an increase in network development services revenue of $15.9 million.

Rental and Management Revenue

Rental and management revenue for the year ended December 31, 2008 was $1,547.0 million, an increase of $121.1 million from the year ended December 31, 2007. Legacy sites contributed approximately $95.4 million of the increase, which was primarily attributable to incremental revenue generated from adding new tenants to those sites, existing tenants adding more equipment to those sites and contractual tenant lease escalations, partially offset by tenant lease cancellations as well as a reduction in straight-line revenue recognition. Approximately $25.7 million of the increase resulted from the 1,420 new sites that we acquired or constructed since January 1, 2007.

Network Development Services Revenue

Network development services revenue for the year ended December 31, 2008 was $46.5 million, an increase of $15.9 million from the year ended December 31, 2007. The increase was primarily attributable to revenues generated from our site acquisition, zoning, permitting and installation services.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2008 were $986.8 million, a decrease of approximately $91.5 million from the year ended December 31, 2007. The decrease was attributable to decreases in depreciation, amortization and accretion expense and selling, general, administrative and development expense of $117.6 million and $6.1 million, respectively. These decreases were partially offset by an increase in expenses within our rental and management segment of $19.6 million, an increase in expenses within our network development services segment of $10.7 million and an increase in other operating expense of $2.0 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the year ended December 31, 2008 was $363.0 million, an increase of $19.6 million from the year ended December 31, 2007. Approximately $10.4 million of the increase was attributable to legacy sites and was primarily related to increases due to contractual ground lease escalations. The remaining $9.2 million of the increase was attributable to the new sites added since January 1, 2007.

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

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the year ended December 31, 2008 was $405.3 million, a decrease of $117.6 million from the year ended December 31, 2007. The decrease was primarily due to our revision of the estimated useful lives of our towers and certain related intangible assets from our historical estimate of 15 years to a revised estimate of 20 years, partially offset by the depreciation, amortization and accretion expense associated with the acquisition or construction of 961 sites during 2008. The change in the estimated useful lives of our towers was based on a review that we completed in the first quarter of 2008, the effect of which was accounted for prospectively effective January 1, 2008, which resulted in a reduction in depreciation and amortization expense of approximately $121.2 million for the year ended December 31, 2008.

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

Other Operating Expenses

Other operating expenses for the year ended December 31, 2008 was $11.2 million, an increase of $2.0 million from the year ended December 31, 2007. The increase was primarily due to a $1.4 million increase in losses recognized upon the disposal of certain non-core tower assets.

Interest Income

Interest income for the year ended December 31, 2008 was $3.4 million, a decrease of $7.4 million from the year ended December 31, 2007. The decrease was primarily attributable to a decrease in average interest rates from December 31, 2007 to December 31, 2008.

Interest Expense

Interest expense for the year ended December 31, 2008 was $253.6 million, an increase of $17.8 million from the year ended December 31, 2007. The increase was primarily attributable to an approximately 13% increase in our average outstanding debt, as a result of the debt financing activities described in “Liquidity and Capital Resources” below, partially offset by a decrease in the average borrowing rate.

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

Income (Loss) From Discontinued Operations, Net

Income from discontinued operations, net for the year ended December 31, 2008 was $111.0 million, as compared to a loss from discontinued operations of $36.4 million for the year ended December 31, 2007. During the year ended December 31, 2008, we recorded an income tax benefit related to losses associated with our investment in Verestar. We recorded an income tax benefit of $110.1 million related to losses associated with our investment in Verestar as income from discontinued operations during the year ended December 31, 2008. During the year ended December 31, 2007, we recorded a $32.0 million liability associated with the Verestar bankruptcy proceedings equal to the settlement amount, which we paid in November 2007.

Liquidity and Capital Resources

Overview

As a holding company, our cash flows are derived primarily from the operations of and distributions from our operating subsidiaries or funds raised through borrowings under our credit facilities and debt and equity offerings. As of December 31, 2009, we had approximately $943.1 million of total liquidity, comprised of approximately $247.3 million in cash and cash equivalents and the ability to borrow approximately $695.8 million under our Revolving Credit Facility. As of December 31, 2009, our cash and cash equivalents increased by $104.2 million as compared to December 31, 2008. Summary cash flow information for the years ended December 31, 2009, 2008 and 2007 is set forth below.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net cash provided by (used for):
Operating activities	$842,126	$773,258	$692,679
Investing activities	(543,066)	(274,940)	(186,180)
Financing activities	(194,942)	(388,172)	(754,640)
Net effect of changes in exchange rates on cash and cash equivalents	98	(192)	—

Increase (decrease) in cash and cash equivalents	$104,216	$109,954	$(248,141)

We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, tower construction and DAS network installations, and tower and land acquisitions. During the years ended December 31, 2009 and 2008, we also used a significant amount of our cash flows to fund refinancing and repurchases of our outstanding indebtedness, as well as our stock repurchase program. By refinancing and repurchasing a portion of our outstanding indebtedness, we improved our financial position, which increased our financial flexibility and our ability to return value to our stockholders. Our significant financing transactions in 2009 included the following:

•

We extended the maturity dates and lowered the cost of our debt by completing two institutional private placements of $300.0 million aggregate principal amount of our 7.25% Notes and $600.0 million aggregate principal amount of our 4.625% Notes.

•	We reduced the amount of indebtedness outstanding under our senior and convertible notes through repurchases or redemptions of $725.1 million face amount of our outstanding debt securities.

•	We repurchased approximately 6.6 million shares of our Common Stock for an aggregate purchase price of $214.7 million, including commissions and fees, pursuant to our stock repurchase program.

As of December 31, 2009, we had total outstanding indebtedness of approximately $4.2 billion. We generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations in 2009. We believe our cash generated by operations for the year ending December 31, 2010 also will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for 2010.

For more information regarding our financing transactions in 2009, see “—Cash Flows from Financing Activities” below.

Cash Flows from Operating Activities

For the year ended December 31, 2009, cash provided by operating activities was $842.1 million, an increase of $68.9 million as compared to the year ended December 31, 2008. This increase was primarily comprised of an increase of $84.5 million in the operating profit of our operating segments, partially offset by an increase in the amount spent to meet working capital needs.

For the year ended December 31, 2008, cash provided by operating activities was $773.3 million, an increase of approximately $80.6 million as compared to the year ended December 31, 2007. This increase was primarily attributable to an increase of approximately $103.9 million in the operating profit of our operating segments, partially offset by an increase in the amount spent to meet working capital needs.

Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2010 in excess of their cash needs for operations and expenditures for tower construction, improvements and acquisitions.

Cash Flows from Investing Activities

For the year ended December 31, 2009, cash used for investing activities was $543.1 million, an increase of approximately $268.1 million, as compared to the year ended December 31, 2008. This increase was primarily comprised of increased spending for acquisitions, property and equipment and construction activities during the year ended December 31, 2009.

During the year ended December 31, 2009, payments for purchases of property and equipment and construction activities totaled $250.3 million, including $63.8 million of capital expenditures related to the maintenance, improvement and redevelopment of our existing communications sites, $129.9 million spent in connection with the construction of 1,024 towers, the installation of 21 in-building DAS networks and the installation of shared back-up power generators, $49.1 million spent to acquire land under our towers that was subject to ground agreements (including leases), and $7.5 million spent on information technology improvements. In addition, during the year-ended December 31, 2009, we spent $98.0 million, net of $6.0 million cash acquired, to acquire XCEL, $19.9 million, net of $0.2 million cash acquired, to acquire Insight, and $183.9 million to acquire 522 additional towers.

We plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our return on investment criteria. We expect that our total capital expenditures will be between approximately $300 million and $350 million in 2010, with spending for capital improvements, corporate expenditures and the redevelopment of existing communications sites at levels comparable to 2009. Additionally, we expect to spend approximately $50 million for ground lease purchases and $165 million to $205 million for other discretionary capital projects including the construction of approximately 1,200 to 1,600 new communications sites.

For the year ended December 31, 2008, cash used for investing activities was $274.9 million, an increase of approximately $88.8 million as compared to the year ended December 31, 2007. This increase was primarily attributable to increased spending for the purchase of property and equipment and construction activities and acquisitions of approximately $89.1 million. During the year ended December 31, 2008, payments for purchases of property and equipment and construction activities totaled $243.5 million, including $105.5 million of capital expenditures related to the maintenance, improvement and redevelopment of our existing communications sites, $90.7 million spent in connection with the construction of 676 towers and the installation of 16 in-building DAS networks, $41.7 million spent to acquire land under our towers that was subject to ground agreements (including leases), and $5.6 million spent on information technology improvements. In addition, during the year ended December 31, 2008, we spent $42.8 million to acquire 269 towers.

Cash Flows from Financing Activities

For the year ended December 31, 2009, cash used for financing activities was $194.9 million, as compared to cash used for financing activities of approximately $388.2 million for the year ended December 31, 2008. The cash used for financing activities during the year ended December 31, 2009 primarily related to the tender offer and subsequent redemption of the 7.50% Notes, the redemption of the 7.125% Notes, the repayment of credit facilities and capital leases of approximately $931.2 million and payments for the repurchase of our Common Stock of $213.3 million, which consisted primarily of stock repurchases under our 2008 Buyback; partially offset by $900.0 million ($884.1 million, net of commissions and expenses) of proceeds from the issuance of the 7.25% Notes and the 4.625% Notes and approximately $66.0 million of proceeds from stock options, warrants and the employee stock purchase plan.

For the year ended December 31, 2008, cash used for financing activities was $388.2 million, a decrease of approximately $366.5 million, as compared to the year ended December 31, 2007. This decrease was primarily attributable to a decrease of approximately $928.2 million in purchases of our Common Stock and a decrease of $44.7 million in deferred financing costs and other financing activities. These decreases were partially offset by the absence of any new debt issuances during the year ended December 31, 2008, as compared to the issuance of approximately $2,250.0 million in debt during the year ended December 31, 2007. Borrowings under our credit facilities during the year ended December 31, 2008 were approximately $575.0 million, as compared to $2,175.0 million during the year ended December 31, 2007. The borrowings and debt issuances were offset by debt repayments of approximately $327.5 million and $3,612.2 million during the years ended December 31, 2008 and 2007, respectively.

Revolving Credit Facility. As of December 31, 2009, we had $550.0 million outstanding and the ability to borrow approximately $695.8 million under the Revolving Credit Facility. We continue to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course.

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

XCEL Credit Facility. At the time of our acquisition of XCEL, a 4.8 billion Indian Rupee-denominated credit facility (“XCEL Credit Facility”) was in place, of which 3.4 billion Indian Rupees was outstanding. The borrower under the XCEL Credit Facility is XCEL. The XCEL Credit Facility has a term of four years and matures on March 31, 2016. Interest is payable monthly and accrues at an initial rate of 13.25% per year. In March 2010, the initial interest rate will be adjusted based upon the benchmark rate of interest of each lender. The XCEL Credit Facility allows us to use borrowings for construction and acquisition of communications sites and is secured by a first mortgage on all movable and immovable fixed assets of XCEL and a pledge of certain equity interests of XCEL.

Senior Notes Offerings. During the year ended December 31, 2009, we completed institutional private placements of $300.0 million aggregate principal amount of our 7.25% Notes and $600.0 million aggregate principal amount of our 4.625% Notes.

The net proceeds from the 7.25% Notes offering were approximately $290.2 million, after deducting commissions and expenses. We used $210.2 million of the net proceeds to finance the repurchase through a cash tender offer and subsequent redemption of our outstanding 7.50% Notes. In addition, we used $50.0 million of the net proceeds to repay certain of our outstanding indebtedness incurred under our Revolving Credit Facility.

The net proceeds from the 4.625% Notes offering were approximately $593.9 million, after deducting commissions and expenses. We used $511.7 million of the net proceeds to finance the redemption of our outstanding 7.125% Notes. The remainder of the net proceeds were used for general corporate purposes.

The 7.25% Notes mature on May 15, 2019, and interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2009, to the persons in whose names the notes are registered at the close of business on the preceding May 1 and November 1, respectively. We may redeem the 7.25% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes will accrue from June 10, 2009 and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

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

If we undergo a change of control and ratings decline (in the event that on, or within 90 days after, an announcement of a change of control, both of our current investment grade credit ratings cease to be investment grade), each as defined in the indenture for the 7.25% Notes and 4.625% Notes, we may be required to repurchase all of the 7.25% Notes or 4.625% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, and additional interest, if any, up to but not including the date of repurchase. The 7.25% Notes and 4.625% Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries. Each indenture contains certain covenants that restrict our ability to merge, consolidate or sell assets and our ability and the ability of our subsidiaries to incur liens. These covenants are subject to a number of exceptions, including that we may incur liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA as defined in each indenture.

Stock Repurchase Program. In 2009, we continued to repurchase shares of our Common Stock pursuant to our 2008 Buyback. During the year ended December 31, 2009, we repurchased 6.6 million shares of our Common Stock for an aggregate of $214.7 million, including commissions and fees, pursuant to the 2008 Buyback. As of December 31, 2009, we had repurchased 20.5 million shares of our Common Stock for an aggregate of $748.1 million, including commissions and fees, pursuant to the 2008 Buyback.

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

Subsequent to December 31, 2009, we repurchased approximately 0.8 million shares of our Common Stock for an aggregate of $33.5 million, including commissions and fees, pursuant to the 2008 Buyback. As of February 12, 2010, we had repurchased a total of 21.3 million shares of our Common Stock for an aggregate of $781.6 million, including commissions and fees pursuant to the 2008 Buyback. We expect to continue to manage the pacing of the remaining $718.4 million under the 2008 Buyback in response to general market conditions and other relevant factors.

Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan, upon exercise of stock options granted under our equity incentive plans and upon exercise of warrants to purchase our equity securities. For the year ended December 31, 2009, we received an aggregate of $66.0 million in proceeds from sales of shares pursuant to our employee stock purchase plan, upon exercises of stock options and upon exercises of warrants.

Contractual Obligations. Our contractual obligations relate primarily to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in our Securitization, borrowings under our Revolving Credit Facility and Term Loan, our outstanding notes and our operating leases related to the ground under our towers. The following table sets forth information relating to our contractual obligations payable in cash as of December 31, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Commercial Mortgage Pass-Through Certificates, Series 2007-1					$1,750,000		$1,750,000
Revolving Credit Facility(1)			$550,000				550,000
Term Loan(1)			325,000				325,000
XCEL credit facility	$9,171	$13,953	11,822	$11,822	$11,822	14,777	73,367
7.25% senior subordinated notes		288					288
7.25% senior notes						300,000	300,000
7.00% senior notes						500,000	500,000
4.625% senior notes						600,000	600,000
5.0% convertible notes(2)	59,683						59,683

Long-term obligations, excluding capital leases and other notes payable	$68,854	$14,241	$886,822	$11,822	$1,761,822	$1,414,777	$4,158,338
Cash interest expense(1)	223,000	202,000	192,000	188,000	112,000	204,000	1,121,000
Capital lease payments (including interest) and other notes payable	5,744	5,482	4,898	4,755	4,800	198,182	223,861

Total debt service obligations	$297,598	$221,723	$1,083,720	$204,577	$1,878,622	$1,816,959	$5,503,199

Operating lease payments(3)	258,427	251,553	243,457	237,828	233,483	2,814,908	4,039,656
Purchase obligations(4)	18,000						18,000
Other long-term liabilities(5)(6)	583	611	626	642	651	872,393	875,506

Total	$574,608	$473,887	$1,327,803	$443,047	$2,112,756	$5,504,260	$10,436,361

(1)	The Company has the option of choosing either a defined base rate or the London Interbank Offering Rate (“LIBOR”) as the applicable base interest rate for borrowings under the Revolving Credit Facility and Term Loan. For the Revolving Credit Facility, the interest rate ranges between 0.40% and 1.25% above the applicable LIBOR for LIBOR based borrowings or between 0.00% and 0.25% above the defined base rate for base rate borrowings, in each case based on our debt ratings. For the Term Loan, the interest rate ranges between 0.50% and 1.50% above LIBOR for LIBOR based borrowings or between 0.00% and 0.50% above the defined base rate for base rate borrowings, in each case based on our debt ratings. A quarterly commitment fee on the undrawn portion of the Revolving Credit Facility is required, ranging from 0.08% to 0.25% per annum, based on our debt ratings. As discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” we have entered into swap agreements to manage exposure to variable rate interest obligations under the Revolving Credit Facility and Term Loan. As a result of these swap agreements, the effective weighted average interest rate in effect at December 31, 2009 for the Revolving Credit Facility and Term Loan was 2.84%. For projections of our cash interest expense related to the Revolving Credit Facility and Term Loan, we have assumed the LIBOR rate before the margin, as defined in the loan agreement, is 0.25% through its maturity on June 7, 2012.

(2)	Our 5.0% convertible notes matured on February 15, 2010. We used cash on hand to repay the full amount outstanding.

(3)	Operating lease payments include payments to be made under non-cancelable initial terms, as well as payments for certain renewal periods at our option because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases, thereby making it reasonably assured that we will renew the lease.

(4)	Pursuant to a definitive purchase agreement, we are obligated to acquire 114 towers in Brazil, pending regulatory approvals, for an aggregate purchase price of approximately $18.0 million. If regulatory approvals are not obtained by June 30, 2010, the definitive purchase agreement expires, unless extended by mutual consent of the parties.

(5)	Primarily represents our asset retirement obligations and excludes certain other long-term liabilities included in our consolidated balance sheet, primarily our straight-line rent liability for which cash payments are included in operating lease payments and unearned revenue that is not payable in cash.

(6)	Other long-term liabilities exclude $16.5 million of liabilities for unrecognized tax positions and $15.2 million of accrued income tax related interest and penalties included in our consolidated balance sheet as we are uncertain as to when and if the amounts may be settled. Settlement of such amounts could require the use of cash flows generated from operations. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions.

Off-Balance Sheet Arrangements. We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Refinancing Activities

In order to extend the maturity dates of our indebtedness, lower our cost of debt and improve our financial flexibility, we use our available liquidity and seek new sources of liquidity to refinance our outstanding indebtedness.

Tender Offer for and Redemption of 7.50% Senior Notes. During the year ended December 31, 2009, we repurchased $204.2 million aggregate principal amount of our 7.50% Notes pursuant to a cash tender offer. We paid $210.2 million, including approximately $1.7 million in accrued and unpaid interest, to holders of the 7.50% Notes using net proceeds from the institutional private placement of the 7.25% Notes discussed above. Subsequent to the expiration of the tender offer, we completed the redemption of the remaining $20.8 million aggregate principal amount of the 7.50% Notes. In accordance with the redemption provisions and the indenture for the 7.50% Notes, the remaining 7.50% Notes were redeemed at a price equal to 101.875% of the principal amount, plus accrued and unpaid interest up to, but excluding, July 20, 2009, for an aggregate purchase price of $21.5 million, including accrued and unpaid interest of approximately $0.3 million. Upon completion of this redemption, none of the 7.50% Notes remained outstanding.

Redemption of 3.00% Convertible Notes. During the year ended December 31, 2009, we issued a notice for the redemption of the remaining $162.2 million aggregate principal amount of our 3.00% Notes. In accordance with the conversion provisions and the indenture for the 3.00% Notes, holders of the 3.00% Notes had the right at any time up to and including, but not after the close of business on August 26, 2009, to convert their 3.00% Notes into shares of our Common Stock at a conversion rate of 48.7805 shares per $1,000 principal amount of notes. Holders of approximately $162.1 million of the 3.00% Notes converted their notes into an aggregate of 7,908,316 shares of Common Stock prior to redemption. In accordance with the redemption provisions and the indenture for the 3.00% Notes, the remaining 3.00% Notes were redeemed at a price equal to 101.125% of the principal amount, plus accrued and unpaid interest up to, but excluding, August 27, 2009, for an aggregate purchase price of $0.1 million. Upon completion of this redemption, none of the 3.00% Notes remained outstanding.

Redemption of 7.125% Senior Notes. During the year ended December 31, 2009, we issued a notice for the redemption of the principal amount of our outstanding 7.125% Notes. In accordance with the redemption provisions and the indenture for the 7.125% Notes, the 7.125% Notes were redeemed at a price equal to 101.781% of the principal amount, plus accrued and unpaid interest up to, but excluding, November 13, 2009, for an aggregate purchase price of $511.7 million, including approximately $2.8 million of accrued and unpaid interest. Upon completion of this redemption, none of the 7.125% Notes remained outstanding.

Interest Rate Swap Agreements. As of December 31, 2009, we held 13 interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $625.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011.

Factors Affecting Sources of Liquidity

Internally Generated Funds. Because the majority of our tenant leases are multi-year contracts, a significant majority of the revenues generated by our rental and management segment as of the end of 2009 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it into operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities is dependent upon the demand for our communications sites and our related services and our ability to increase the utilization of our existing communications sites.

Restrictions Under Loan Agreement Relating to Revolving Credit Facility and Term Loan. The loan agreement for the Revolving Credit Facility and Term Loan contains certain financial ratios and operating covenants and other restrictions applicable to us and all of our subsidiaries designated as restricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreement also contains covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. As of December 31, 2009, we were in compliance with each of these covenants.

•

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (as defined in the loan agreement) of 6.00 to 1.00. Based on our financial performance for the twelve months ended December 31, 2009, we could incur approximately $2.74 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $456 million and we would still remain in compliance with this ratio.

•

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the twelve months ended December 31, 2009, we could incur approximately $1.69 billion of additional Senior Secured Debt and still remain in compliance with this ratio. In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $562 million and we would still remain in compliance with this ratio.

•

Interest Coverage Ratio: This ratio requires that we maintain a ratio of Adjusted EBITDA to Interest Expense of not less than 2.50 to 1.00. Based on our financial performance for the twelve months ended December 31, 2009, our interest expense, which was $238 million for that period, could increase by approximately $225 million and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, our revenues could decrease by approximately $563 million and we would still remain in compliance with this ratio.

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

Restrictions Under Loan Agreement Relating to Securitization. The loan agreement related to the Securitization involved assets related to 5,295 broadcast and wireless communications towers owned by two special purpose subsidiaries of the Company (the “Borrowers”), through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”). The Securitization loan agreement includes certain financial ratios and operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. The Borrowers’ organizational documents contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that the Borrowers maintain at least two independent directors. The Securitization loan agreement also contains certain covenants that require the Borrowers to provide the trustee with regular financial reports and operating budgets, promptly notify the trustee of events of default and material breaches under the Securitization loan agreement and other agreements related to the towers subject to the Securitization, and allow the trustee reasonable access to the towers, including the right to conduct site investigations.

Under the terms of the Securitization loan agreement, the loan will be paid solely from the cash flows generated by the towers subject to the Securitization, which must be deposited, and thereafter distributed, solely pursuant to the terms of the Securitization loan. The Borrowers are required to make monthly payments of interest on the Securitization loan. On a monthly basis, all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the Securitization loan, referred to as excess cash flow, is to be released to the Borrowers for distribution to us. During the year ended December 31, 2009, the Borrowers distributed excess cash to us of approximately $447.4 million.

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

Consequently, a failure to comply with the covenants in the Securitization loan agreement could prevent the Borrowers from taking certain actions with respect to the towers. Additionally, a failure to meet the noted DSCR tests could prevent the Borrowers from distributing excess cash flow to us, which could affect our ability to fund our discretionary expenditures, including tower construction and acquisitions, and our stock repurchase program. In addition, if the Borrowers were to default on the loan related to the Securitization, the trustee could seek to foreclose upon or otherwise convert the ownership of the towers subject to the Securitization, in which case we could lose the towers and the revenue associated with the towers.

As of December 31, 2009, the Borrowers’ DSCR was 3.10x. Based on the Borrowers’ net cash flow for the calendar quarter ended December 31, 2009 and the amount of interest, servicing fees and trustee fees payable over the succeeding twelve months on the Securitization loan, the Borrowers could endure a reduction of approximately $177.5 million in net cash flow before triggering a Cash Trap DSCR, and approximately $192.3 million in net cash flow before triggering an Amortization Period.

As discussed above, we use our available liquidity and seek new sources of liquidity to refinance and repurchase our outstanding indebtedness. In addition, in order to fund future growth and expansion initiatives and fund our stock repurchase program, we may need to raise additional capital through financing activities. If we determined that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund future growth expansion initiatives, refinance our existing indebtedness or fund our stock repurchase program.

In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, we derive a substantial portion of our revenues from a small number of customers and, consequently, a failure by a significant customer to perform its contractual obligations to us could adversely affect our cash flow and liquidity. As also set forth in that Item, as of December 31, 2009, foreign currency exchange rate fluctuations have primarily caused a subsidiary of Grupo Iusacell, which represented approximately 5% of our total revenues for the year ended December 31, 2009, to suspend debt service payments on its U.S. Dollar denominated debt. While Grupo Iusacell has continued to make partial payments to us, our net accounts receivable related to Grupo Iusacell was approximately $28.2 million as of December 31, 2009.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of assets, asset retirement obligations, revenue recognition, stock-based compensation, income taxes, and estimated useful lives of assets. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the year ended December 31, 2009. We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For a discussion of our other accounting policies, see note 1 to our consolidated financial statements included in this Annual Report, beginning on page F-7.

•

Impairment of Assets—Assets Subject to Depreciation and Amortization and Non-Core Long-Lived Assets Held for Sale: We review long-lived assets, including intangibles, for impairment whenever events, changes in circumstances or other indicators or evidence indicate that the carrying amount of our assets may not be recoverable. We review our tower portfolio and network location intangible assets for indications of impairment, which primarily result from a tower not having current tenant leases or from having expenses in excess of revenues. We monitor our customer related intangible assets on a customer by customer basis for indications of impairment, such as high levels of turnover or attrition, non-renewal of a significant number of contracts, or the cancellation or termination of a relationship. We assess recoverability by determining whether the net book value of the related assets will be recovered through projected undiscounted cash flows or anticipated proceeds from sales of the assets. If we determine that the carrying value of an asset may not be recoverable, we will measure any impairment based on the projected future discounted cash flows to be provided from the asset or available market information relative to the asset’s fair market value, as compared to the asset’s carrying value. We record any related impairment charge in the period in which we identify such impairment.

•

Impairment of Assets—Goodwill—Assets Not Subject to Amortization: We review goodwill and intangible assets with indefinite lives for impairment at least annually or whenever events or circumstances indicate the carrying value of an asset may not be recoverable.

All of our goodwill is recorded in our rental and management segment and tested for impairment annually as of December 31 or more frequently if an event occurs or circumstances indicate that the asset might be impaired. We utilize the two step traditional impairment test when testing goodwill for impairment. When conducting this test, we employ a discounted cash flow analysis, corroborated by a peer group and market valuation analysis. The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal sales growth rate, management’s expectations of future operating results, the current weighted average cost of capital, and a current tax rate. Under the first step of this test, we compare the fair value, as calculated using future discounted cash flows, to the carrying value of the rental and management reporting unit. If the carrying value exceeds the fair value, we conduct the second step of this test, in which the implied fair value of the rental and management reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recognized.

During the year ended December 31, 2009, no impairment was determined under the first step of the test. We performed a sensitivity analysis on our significant assumptions and determined that none of the following negative changes in our assumptions individually, which we determined to be reasonable, would impact our conclusions: a 15% reduction in projected net income, a 200 basis point increase in the weighted average cost of capital, and a 15% reduction in terminal sales growth rate.

•

Asset Retirement Obligations: We recognize asset retirement obligations associated with our legal obligation to retire tangible long-lived assets and the related asset retirement costs, principally obligations to remediate leased land on which certain of our tower assets are located, in the period in which they are incurred, if a reasonable estimate of a fair value can be made, and we accrete such liability through the obligation’s estimated settlement date. The associated retirement costs are capitalized as part of the carrying amount of the related tower fixed assets and depreciated over their estimated useful life.

During the years ended December 31, 2009 and 2008, we updated our assumptions used in estimating our aggregate asset retirement obligation, which resulted in a net increase in the estimated obligation of $18.9 million and $13.0 million, respectively. The increase in 2009 primarily resulted from changes in timing of certain settlement date and cost assumptions. Fair value estimates of liabilities for asset retirement obligations generally involve discounted future cash flows, and periodic accretion of such liabilities due to the passage of time is recorded as an operating expense. The significant assumptions used in estimating our aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate our incremental borrowing rate. While we feel the assumptions are appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from these estimates. We will continue to review these assumptions periodically and we may need to adjust them as necessary.

•

Revenue Recognition: Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned, regardless of whether the payments from the customer are received in equal monthly amounts. Fixed escalation clauses present in non-cancelable lease agreements, excluding those tied to the Consumer Price Index or other inflation-based indices, and other incentives present in lease agreements with our customers are recognized on a straight-line basis over the terms of the applicable leases. Straight-line revenues for the years ended December 31, 2009, 2008 and 2007 approximated $36.3 million, $50.4 million and $69.7 million, respectively. Amounts billed up-front for certain services provided in connection with the execution of lease agreements are initially deferred and recognized as revenue over the terms of the applicable leases. Amounts billed or received prior to being earned are deferred and reflected in unearned revenue in the consolidated balance sheets until the earnings process is complete.

•

Stock-Based Compensation: We measure stock-based compensation cost at the accounting measurement date based on the fair value of the award and the fair value is recognized as an expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. The fair value of a stock option is determined using a Black-Scholes option-pricing model that takes into account the stock price at the accounting measurement date, the exercise price, the expected life of the option, the volatility of the underlying stock and its expected dividends, and the risk-free interest rate over the expected life of the option. These assumptions are highly subjective and changes in them could significantly impact the value of the option and hence the compensation expense. The fair value of restricted stock units is based on the fair value of our Common Stock on the grant date.

•

Income Taxes: We adjust our tax liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. We believe that the amount of the change could range from zero to $1.0 million. As of December 31, 2009, we have classified approximately $16.5 million as other long-term liabilities in the consolidated balance sheet. We also classified approximately $15.2 million of accrued income tax-related interest and penalties as other long-term liabilities in the consolidated balance sheet as of December 31, 2009.

We periodically review our deferred tax assets, and we record a valuation allowance to reduce our net deferred tax asset to the amount that management believes is more likely than not to be realized. As of December 31, 2009, we have provided a valuation allowance of approximately $47.8 million which primarily relates to state net operating loss carryforwards, equity investments and foreign items. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our federal net operating loss carryforwards, as we believe that we will have sufficient taxable income to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.

The recoverability of our remaining net deferred tax asset has been assessed utilizing projections based on our current operations. The projections show a significant decrease in depreciation in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets will be dependent upon our ability to generate approximately $0.9 billion and $0.9 billion in federal and state taxable income, respectively, from January 1, 2010 to December 31, 2029. If we are unable to generate sufficient taxable income in the future or carry back losses as described above, we will be required to reduce our net deferred tax asset through a charge to income tax expense.

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

From time to time, we are subject to examination by various tax authorities in jurisdictions in which we have significant business operations, and we regularly assess the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. We believe that adequate provisions have been made for income taxes for all periods through December 31, 2009.

•

Estimated Useful Lives of Assets: As described in note 2 to our consolidated financial statements included herein, we completed the review of the estimated useful lives of our tower assets in the first quarter of 2008. Based on this review, we revised the estimated useful lives of our towers and certain related intangible assets, primarily its network location intangible assets, from our historical estimate of 15 years to a revised estimate of 20 years, effective January 1, 2008. We accounted for the change in estimated useful lives as a change in estimate which was accounted for prospectively effective January 1, 2008. For the year ended December 31, 2008, the change resulted in a reduction in depreciation and amortization expense of approximately $121.2 million and an increase in net income of approximately $74.4 million.

Recently Adopted Accounting Standards

In September 2009, the FASB issued new accounting guidance which designated the FASB Accounting Standards Codification (“ASC”) as the source of all authoritative GAAP to be applied by nongovernmental entities. All guidance contained in the ASC carries an equal level of authority. The ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC is considered nonauthoritative. The implementation and adoption of the guidance provided by the ASC had no impact on our consolidated results of operations or financial position.

In December 2007, the FASB issued new accounting guidance which, among other things, eliminates the step acquisition model, requires that contingent consideration be recognized at the time of acquisition (instead of being recognized when it is probable), disallows the capitalization of transaction costs, and changes when restructurings related to acquisitions can be recognized. This guidance also establishes additional disclosure requirements that enable the evaluation of the nature and financial effects of business combinations. This guidance was effective for us as of January 1, 2009 and, upon adoption, approximately $1.2 million of transaction costs previously capitalized in notes receivable and other long-term assets was expensed.

In December 2007, the FASB issued new accounting guidance which requires the classification of noncontrolling interest as a separate component of equity and disclosure clearly identifying, and distinguishing between, parent and noncontrolling owner interests. This guidance was effective for us as of January 1, 2009 and did not materially impact our consolidated results of operations and financial position. However, we have adjusted our presentation of noncontrolling interest in our consolidated financial statements included in this Annual Report.

In February 2008, the FASB issued new accounting guidance which delayed the effective date of applying fair value measures to all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis (that is, at least annually) to January 1, 2009. The adoption of this guidance had no impact on our consolidated results of operations or financial position.

In March 2008, the FASB issued new accounting guidance which, among other things, changes disclosure requirements and requires entities to provide enhanced disclosures about how and why entities use derivative financial instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance was effective for us as of January 1, 2009. We have included additional disclosures regarding our derivative instruments (see note 8 to our consolidated financial statements included herein.) The adoption of this guidance had no impact on our consolidated results of operations or financial position.

In April 2009, the FASB issued new accounting guidance which requires additional disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance was effective for us as of April 1, 2009. Beginning with our Quarterly Report for the quarter ended June 30, 2009, we have included additional disclosures regarding the fair value of our financial instruments. The adoption of this guidance had no impact on our consolidated results of operations or financial position.

In May 2009, the FASB issued new accounting guidance, which, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should disclose events or transactions occurring after the balance sheet date, and the disclosures entities should make about events or transactions that occurred after the balance sheet date. This guidance was effective for us as of June 30, 2009. Beginning with our Quarterly Report for the quarter ended June 30, 2009, we have included additional disclosures regarding our review of subsequent events (see note 21 to our consolidated financial statements included herein.) The adoption of this guidance had no impact on our consolidated results of operations or financial position.

Accounting Standards Updates

In October 2009, the FASB issued new guidance which establishes accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance requires companies to allocate the overall consideration to each deliverable under the arrangement using the estimated selling prices in the absence of vendor specific objective evidence or third-party evidence of selling prices for deliverables. This guidance is effective for any contracts entered into or materially modified after January 1, 2011, with early adoption available. We are evaluating the impact that this guidance will have on our consolidated results of operations or financial position.

In January 2010, the FASB issued new guidance which clarifies some of the existing disclosure requirements and adds additional disclosure requirements with respect to fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We are evaluating the impact that this guidance will have on our disclosures; however, the adoption of these updates will have no impact on our consolidated results of operations or financial position.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate swaps. As of December 31, 2009, we held 13 interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $625.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011. In addition, in May 2009, we entered into a foreign currency exchange contract to hedge the foreign currency exposure associated with our acquisition of XCEL. This foreign currency exchange contract was not designated as a hedging instrument and was settled upon the completion of the acquisition of XCEL on May 27, 2009.

During the year ended December 31, 2009, we repurchased or redeemed approximately $725.1 million face amount of our outstanding debt securities, including the repurchase and redemption of $225.0 million principal amount of our 7.50% Notes, the redemption of $500.0 million principal amount of our 7.125% Notes and the redemption of $0.1 million aggregate principal amount of our 3.00% Notes. As of December 31, 2009, $550.0 million was outstanding under the Revolving Credit Facility and the Term Loan was fully drawn.

The following tables provide information as of December 31, 2009 and 2008 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps and swaps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

As of December 31, 2009

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2010	2011		2012		2013		2014	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$70,521	$16,232		$13,004		$12,891		$1,762,943	$1,466,743	$3,342,334	$3,483,364
Average Interest Rate(a)	6.08%	12.32	%(f)	12.64	%(f)	12.70	%(f)	5.66%	6.18%
Variable Rate Debt(a)				$875,000						$875,000	$861,875

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place As of December 31, 2009 and Interest Rate Detail by Contractual Maturity Dates (In thousands, except percentages)

Interest Rate SWAPS	2010	2011		2012		2013		2014	Thereafter	Total	Fair Value
Notional Amount	$100,000 (c)									$100,000	$(3,535)
Fixed Rate(e)	4.08%
Notional Amount		$525,000	(d)							$525,000	$(15,317)
Fixed Rate(e)		3.11%

As of December 31, 2008 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In thousands, except percentages)

Long-Term Debt	2009	2010		2011		2012		2013	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$1,837	$60,989		$1,018		$887,822		$646	$2,305,054	$3,257,366	$2,849,261
Average Interest Rate(a)	5.93%	5.02%		6.43%		6.47%		6.31%	5.97%
Variable Rate Debt(a)						$1,075,000				$1,075,000	$1,023,986

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of December 31, 2008 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2009		2010		2011		2012	2013	Thereafter	Total	Fair Value
Notional Amount	$150,000	(b)								$150,000	$(3,681)
Fixed Rate (e)	3.95%
Notional Amount			$100,000	(c)						$100,000	$(5,125)
Fixed Rate (e)			4.08%
Notional Amount					$525,000	(d)				$525,000	$(17,815)
Fixed Rate (e)					3.11%

(a)	As of December 31, 2009, variable rate debt consists of our Revolving Credit Facility ($550.0 million drawn) and Term Loan ($325.0 million) included above based on the June 8, 2012 maturity date. As of December 31, 2009, fixed rate debt consists of: the Certificates ($1.75 billion); the 5.0% Notes ($59.7 million) (the 5.0% notes matured on February 15, 2010, and were repaid using cash on hand); the 7.25% Notes ($300.0 million principal amount due at maturity, the balance as of December 31, 2009 is $295.0 million); ATI 7.25% Notes ($0.3 million); the 7.00% senior notes due 2017 (the “7.00% Notes”) ($500.0 million); the XCEL credit facility ($73.4 million); the 4.625% Notes ($600.0 million principal amount due at maturity, the balance as of December 31, 2009 is $599.2 million); and other debt of $59.0 million. Interest on the Revolving Credit Facility and Term Loan is payable in accordance with the applicable London Interbank Offering Rate (“LIBOR”) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at December 31, 2009 for the Revolving Credit Facility and Term Loan was 2.84%. For the year ended December 31, 2009, the weighted average interest rate under the Revolving Credit Facility and Term Loan was 3.63%.

As of December 31, 2008, variable rate debt consists of our Revolving Credit Facility ($750.0 million drawn) and Term Loan ($325.0 million) included above based on the June 8, 2012 maturity date. As of December 31, 2008, fixed rate debt consists of: the Certificates ($1.75 billion); 2.25% convertible notes due 2009 (“2.25% Notes”) ($0.04 million); the 7.125% Notes ($500.0 million principal amount due at maturity; the balance as of December 31, 2008 is $501.1 million); the 5.0% Notes ($59.7 million); the 7.50% Notes ($225.0 million); the ATI 7.25% Notes ($0.3 million); the 3.00% Notes ($162.2 million principal amount due at maturity; the balance as of December 31, 2008 is $161.9 million accreted value); the 7.00% Notes ($500.0 million) and other debt of $60.1 million. Interest on the Revolving Credit Facility and Term Loan is payable in accordance with the applicable LIBOR agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at December 31, 2008 for the Revolving Credit Facility and Term Loan was 3.20%. For the year ended December 31, 2008, the weighted average interest rate under the Revolving Credit Facility and Term Loan was 4.16%.

(b)	Includes notional amounts of $150.0 million that expired in December 2009.

(c)	Includes notional amount of $100.0 million that expires in December 2010.

(d)	Includes notional amounts of $525.0 million that expire between January and March 2011.

(e)	Represents the weighted-average fixed rate or range of interest based on contractual notional amount as a percentage of total notional amounts in a given year.

(f)	The increase in the interest rate is primarily due to the scheduled payments under the XCEL credit facility.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of December 31, 2009, after giving effect to our interest rate swap agreements, was comprised of $200.0 million under the Revolving Credit Facility and $50.0 million under the Term Loan. A 10% increase, or approximately 28 basis points, in current interest rates would have caused an additional pre-tax charge to our net income and an increase in our cash outflows of $0.7 million for the year ended December 31, 2009.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our foreign operations, including our rental and management segment divisions in Mexico, Brazil and India. For the year ended December 31, 2009, the remeasurement loss from these operations approximated $0.2 million. For the year ended December 31, 2008, the remeasurement gain from these operations approximated $5.7 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 (a).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Tower Corporation Boston,

Massachusetts

We have audited the internal control over financial reporting of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2009, and our report dated March 1, 2010, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 1, 2010

Changes in Internal Control over Financial Reporting

Except as otherwise discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and their respective ages and positions as of February 12, 2010 are set forth below:

James D. Taiclet, Jr.	49	Chairman, President and Chief Executive Officer
Thomas A. Bartlett	51	Executive Vice President and Chief Financial Officer
Jean A. Bua	51	Executive Vice President, Finance and Treasurer
Edmund DiSanto	57	Executive Vice President, Chief Administrative Officer and General Counsel
William H. Hess	46	Executive Vice President, International Operations and President, Latin America and EMEA
Steven C. Marshall	48	Executive Vice President, and President, U.S. Tower Division
Robert J. Meyer, Jr	46	Senior Vice President, Finance and Corporate Controller
Amit Sharma	59	Executive Vice President and President, Asia

James D. Taiclet, Jr. is our Chairman, President and Chief Executive Officer. Mr. Taiclet joined us in September 2001 as President and Chief Operating Officer and was named our Chief Executive Officer in October 2003. Mr. Taiclet was elected to our Board of Directors in November 2003 and was named our Chairman in February 2004. Prior to joining us, Mr. Taiclet had been President of Honeywell Aerospace Services, a part of Honeywell International, since March 1999. From March 1996 until March 1999, Mr. Taiclet served as Vice President, Engine Services at Pratt & Whitney, a unit of United Technologies Corporation. Mr. Taiclet was also previously a consultant at McKinsey & Company, specializing in telecommunications and aerospace, and prior to that, a United States Air Force officer and pilot. Mr. Taiclet received a Masters in Public Affairs from Princeton University, where he was a Wilson Fellow, and is a distinguished graduate of the United States Air Force Academy.

Thomas A. Bartlett is our Executive Vice President and Chief Financial Officer. Mr. Bartlett joined us in April 2009. Prior to joining us, Mr. Bartlett served as Senior Vice President and Corporate Controller with Verizon Communications, Inc. since November 2005. In this role, he was responsible for corporate-wide accounting, tax planning and compliance, SEC financial reporting, budget reporting and analysis, and capital expenditures planning functions. Mr. Bartlett previously held the roles of Senior Vice President and Treasurer, as well as Senior Vice President in Investor Relations. During his 25 year career with Verizon Communications and its predecessor companies and affiliates, he served in numerous operations and business development roles, including as the President and Chief Executive Officer of Bell Atlantic International Wireless from 1995 through 2000, where he was responsible for wireless activities in North America, Latin America, Europe and Asia, and was also an area President in Verizon’s U.S. wireless business responsible for all operational aspects in both the Northeast and Mid-Atlantic states. Mr. Bartlett earned his M.B.A. degree from Rutgers University and a Bachelor of Science in Engineering from Lehigh University, and is also a Certified Public Accountant.

Jean A. Bua is our Executive Vice President, Finance and Treasurer. Ms. Bua joined us in August 2005 as Senior Vice President, Finance and Corporate Controller and in February 2007, was named Executive Vice President, Finance and Corporate Controller. Ms. Bua served as our Chief Financial Officer from June 2008 through April 2009, at which time she was appointed our Senior Vice President, Finance and Treasurer. Prior to joining us, since 1996, Ms. Bua was with Iron Mountain, Inc., a global records management and data protection services company, where she most recently served as Senior Vice President, Chief Accounting Officer and Worldwide Controller. From 1993 to 1996, Ms. Bua was Corporate Controller for Duracraft Corporation, an international consumer products manufacturer. Prior to joining Duracraft, Ms. Bua was Assistant Controller for Keithley Instruments, a high-tech hardware and software company, from 1991 to 1993. Ms. Bua was also previously a management consultant for Ernst & Young and an auditor for KPMG. Ms. Bua is a Certified Public Accountant and holds an M.B.A. degree from the University of Rhode Island.

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

William H. Hess is our Executive Vice President, International Operations and President, Latin America and EMEA. Mr. Hess joined us in March 2001 as Chief Financial Officer of American Tower International and was appointed Executive Vice President in June 2001. Mr. Hess was appointed Executive Vice President, General Counsel in September 2002, and in February 2007, Mr. Hess was also appointed Executive Vice President, International Operations. Mr. Hess relinquished the position of General Counsel in April 2007 when he was named President of our Latin American operations. In March 2009, Mr. Hess also became responsible for the Europe, Middle East and Africa (EMEA) territory. Prior to joining us, Mr. Hess had been a partner in the corporate and finance practice group of the law firm of King & Spalding LLP, which he joined in 1990. Prior to attending law school, Mr. Hess practiced as a Certified Public Accountant with Arthur Young & Co. Mr. Hess received his J.D. degree from Vanderbilt University School of Law and is a graduate of Harding University.

Steven C. Marshall is our Executive Vice President and President, U.S. Tower Division. Mr. Marshall served as our Executive Vice President, International Business Development from November 2007 through March 2009, at which time he was appointed our Executive Vice President and President, U.S. Tower Division. Prior to joining us, Mr. Marshall was with National Grid Plc, where he served in a number of leadership and business development positions since 1997. Between 2003 and 2007, Mr. Marshall was Chief Executive Officer, National Grid Wireless, where he led National Grid’s wireless tower infrastructure business in the United States and United Kingdom. In addition, during his tenure at National Grid, as well as at Costain Group Plc and Tootal Group Plc, he led operational and business development efforts in Latin America, India, Southeast Asia, Africa and the Middle East. Mr. Marshall earned his M.B.A. degree from Manchester Business School in Manchester, England and a Bachelor of Science with honors in Building and Civil Engineering from the Victoria University of Manchester, England.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March, 2010.

AMERICAN TOWER CORPORATION

By:	/s/ JAMES D. TAICLET, JR.
James D. Taiclet, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES D. TAICLET, JR. James D. Taiclet, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2010

/s/ THOMAS A. BARTLETT Thomas A. Bartlett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2010

/s/ ROBERT J. MEYER, JR. Robert J. Meyer, Jr.	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	March 1, 2010

/s/ RAYMOND P. DOLAN Raymond P. Dolan	Director	March 1, 2010

/s/ RONALD M. DYKES Ronald M. Dykes	Director	March 1, 2010

/s/ CAROLYN F. KATZ Carolyn F. Katz	Director	March 1, 2010

/s/ GUSTAVO LARA CANTU Gustavo Lara Cantu	Director	March 1, 2010

/s/ JOANN A. REED JoAnn A. Reed	Director	March 1, 2010

/s/ PAMELA D. A. REEVE Pamela D. A. Reeve	Director	March 1, 2010

/s/ DAVID E. SHARBUTT David E. Sharbutt	Director	March 1, 2010

/s/ SAMME L. THOMPSON Samme L. Thompson	Director	March 1, 2010

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Tower Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 1, 2010

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$247,293	$143,077
Restricted cash	47,836	51,866
Short-term investments and available-for-sale securities	9,776	2,028
Accounts receivable, net of allowances	67,949	51,313
Prepaid and other current assets	89,051	61,415
Deferred income taxes	189,451	163,981

Total current assets	651,356	473,680

PROPERTY AND EQUIPMENT, net	3,175,511	3,022,636
GOODWILL	2,237,850	2,186,233
OTHER INTANGIBLE ASSETS, net	1,598,633	1,566,155
DEFERRED INCOME TAXES	198,185	381,428
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	651,133	581,533

TOTAL	$8,512,668	$8,211,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$185,138	$151,985
Accrued interest	23,538	28,635
Current portion of long-term obligations	70,521	1,837
Unearned revenue	112,047	120,188

Total current liabilities	391,244	302,645

LONG-TERM OBLIGATIONS	4,141,060	4,331,309
OTHER LONG-TERM LIABILITIES	662,239	583,232

Total liabilities	5,194,543	5,217,186

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value; 1,000,000,000 shares authorized, 479,703,633 and 468,513,843 shares issued, and 401,596,984 and 396,976,896 shares outstanding, respectively	4,797	4,685
Additional paid-in capital	8,393,643	8,109,224
Accumulated deficit	(2,109,532)	(2,356,127)
Accumulated other comprehensive loss	(12,649)	(20,031)
Treasury stock (78,106,649 and 71,536,947 shares at cost, respectively)	(2,961,177)	(2,746,429)

Total American Tower Corporation stockholders’ equity	3,315,082	2,991,322
Noncontrolling interest	3,043	3,157

Total stockholders’ equity	3,318,125	2,994,479

TOTAL	$8,512,668	$8,211,665

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
REVENUES:
Rental and management	$1,668,420	$1,547,035	$1,425,975
Network development services	55,694	46,469	30,619

Total operating revenues	1,724,114	1,593,504	1,456,594

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	383,990	363,024	343,450
Network development services	32,385	26,831	16,172
Depreciation, amortization and accretion	414,619	405,332	522,928
Selling, general, administrative and development expense (including stock-based compensation expense of $60,670, $54,807 and $54,603, respectively)	201,694	180,374	186,483
Other operating expense	19,168	11,189	9,198

Total operating expenses	1,051,856	986,750	1,078,231

OPERATING INCOME	672,258	606,754	378,363

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $1,488, $1,489, and $1,490, respectively	14,210	14,253	14,207
Interest income	1,722	3,413	10,848
Interest expense	(249,803)	(253,584)	(235,824)
Loss on retirement of long-term obligations	(18,194)	(4,904)	(35,429)
Other income	1,294	5,988	20,675

Total other expense	(250,771)	(234,834)	(225,523)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	421,487	371,920	152,840
Income tax provision	(182,565)	(135,509)	(59,809)
Income on equity method investments	26	22	19

INCOME FROM CONTINUING OPERATIONS	238,948	236,433	93,050
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (PROVISION) OF $3,140, $107,914, and $(6,191), RESPECTIVELY	8,179	110,982	(36,396)

NET INCOME	$247,127	$347,415	$56,654
Net income attributable to noncontrolling interest	(532)	(169)	(338)

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$246,595	$347,246	$56,316

NET INCOME PER COMMON SHARE AMOUNTS:
BASIC:
Income from continuing operations attributable to American Tower Corporation	$0.60	$0.60	$0.22
Income (loss) from discontinued operations attributable to American Tower Corporation	0.02	0.28	(0.09)

Net income attributable to American Tower Corporation	$0.62	$0.88	$0.14

DILUTED:
Income from continuing operations attributable to American Tower Corporation	$0.59	$0.58	$0.22
Income (loss) from discontinued operations attributable to American Tower Corporation	0.02	0.27	(0.09)

Net income attributable to American Tower Corporation	$0.61	$0.84	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	398,375	395,947	413,167

DILUTED	406,948	418,357	426,079

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity	Total Comprehensive Income
	Issued Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2006	437,792,629	$4,378	(13,120,362)	$(404,093)	$7,502,472	$16,079	$(2,733,920)	$3,591	$4,388,507

Stock option activity	7,400,667	74			182,658				182,732
Issuance of common stock upon exercise of warrants	192,054	2			290				292
Issuance of common stock – Stock Purchase Plan	48,886				1,658				1,658
Treasury stock activity			(40,121,065)	(1,643,725)					(1,643,725)
Net change in fair value of cash flow hedges, net of tax						(3,244)			(3,244)	(3,244)
Net realized loss on cash flow hedges, net of tax						(6,162)			(6,162)	(6,162)
Net unrealized loss on available-for-sale securities, net of tax						(3,230)			(3,230)	(3,230)
Net realized gain on available-for-sale securities, net of tax						(7,069)			(7,069)	(7,069)
Convertible notes exchanged for common stock	7,325,733	73			88,012				88,085
Cumulative effect of adoption of FIN 48							(25,769)		(25,769)
Reduction in deferred tax asset related to spin off from American Radio Systems					(2,708)				(2,708)
Distributions to noncontrolling interest								(587)	(587)
Net income							56,316	338	56,654	56,654

Total comprehensive income										$36,949

BALANCE, DECEMBER 31, 2007	452,759,969	$4,527	(53,241,427)	$(2,047,818)	$7,772,382	$(3,626)	$(2,703,373)	$3,342	$3,025,434

Share based compensation related activity	4,556,143	46			136,220				136,266
Issuance of common stock upon exercise of warrants	726,911	7			502				509
Issuance of common stock – Stock Purchase Plan	55,777	1			1,678				1,679
Treasury stock activity			(18,295,520)	(698,611)					(698,611)
Net change in fair value of cash flow hedges, net of tax						(15,761)			(15,761)	(15,761)
Net realized gain on cash flow hedges, net of tax						69			69	69
Net unrealized loss on available-for-sale securities, net of tax						(521)			(521)	(521)
Convertible notes exchanged for common stock	10,415,043	104			198,442				198,546
Foreign currency translation adjustment						(192)			(192)	(192)
Distributions to noncontrolling interest								(354)	(354)
Net income							347,246	169	347,415	347,415

Total comprehensive income										$331,010

BALANCE, DECEMBER 31, 2008	468,513,843	$4,685	(71,536,947)	$(2,746,429)	$8,109,224	$(20,031)	$(2,356,127)	$3,157	$2,994,479

Share based compensation related activity	3,130,516	31			121,996				122,027
Issuance of common stock upon exercise of warrants	72,032	1			319				320
Issuance of common stock – Stock Purchase Plan	77,509	1			1,852				1,853
Treasury stock activity			(6,569,702)	(214,748)					(214,748)
Net change in fair value of cash flow hedges, net of tax						4,770			4,770	4,770
Net realized gain on cash flow hedges, net of tax						119			119	119
Net unrealized gain on available-for-sale securities, net of tax						63			63	63
Convertible notes exchanged for common stock	7,909,733	79			160,252				160,331
Foreign currency translation adjustment						2,430			2,430	2,430
Distributions to noncontrolling interest								(646)	(646)
Net income							246,595	532	247,127	247,127

Total comprehensive income										$254,509

BALANCE, DECEMBER 31, 2009	479,703,633	$4,797	(78,106,649)	$(2,961,177)	$8,393,643	$(12,649)	$(2,109,532)	$3,043	$3,318,125

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$247,127	$347,415	$56,654
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	414,619	405,332	522,928
Stock-based compensation expense	60,670	54,807	54,603
Income taxes related to discontinued operations	(3,140)	(107,914)	6,191
Decrease (increase) in restricted cash	7,612	(2,048)	(49,818)
Loss (gain) on investments and other non-cash (income) expense	(5,665)	314	(9,469)
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expense	12,582	11,189	9,214
Loss on retirement of long-term obligations	4,261	26	34,826
Amortization of deferred financing costs, debt discounts and other non-cash interest	9,838	9,426	7,789
Provision for losses on accounts receivable	8,449	2,557	2,470
Deferred income taxes	156,780	92,513	21,239
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(17,844)	(13,550)	(13,417)
Prepaid and other assets	(24,553)	(6,023)	65,704
Deferred rent asset	(36,306)	(50,369)	(69,673)
Accounts payable and accrued expenses	(9,609)	(27,374)	(7,237)
Accrued interest	(5,927)	(5,067)	(7,617)
Unearned revenue	(9,166)	23,929	19,625
Deferred rent liability	26,590	27,618	26,650
Other long-term liabilities	5,808	10,477	22,017

Cash provided by operating activities	842,126	773,258	692,679

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(250,262)	(243,484)	(154,381)
Payments for acquisitions, net of cash acquired	(295,603)	(42,817)	(43,962)
Proceeds from sales of available-for-sale securities and other long-term assets	9,103	5,373	22,163
Deposits, restricted cash, short-term investments and other	(6,304)	5,988	(10,000)

Cash used for investing activities	(543,066)	(274,940)	(186,180)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from issuance of certificates in securitization transaction	—	—	1,750,000
Borrowings under credit facilities	—	575,000	2,175,000
Proceeds from issuance of senior notes	900,000	—	500,000
Repayment of notes payable, credit facilities and capital leases	(931,199)	(327,453)	(3,612,240)
Purchases of Class A common stock	(213,288)	(714,655)	(1,642,821)
Proceeds from stock options, warrants and stock purchase plan	65,973	82,928	124,087
Deferred financing costs and other financing activities	(16,428)	(3,992)	(48,666)

Cash used for financing activities	(194,942)	(388,172)	(754,640)

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	98	(192)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	104,216	109,954	(248,141)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	143,077	33,123	281,264

CASH AND CASH EQUIVALENTS, END OF YEAR	$247,293	$143,077	$33,123

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—American Tower Corporation and subsidiaries (collectively, “ATC” or the “Company”) is an independent developer, owner and operator of wireless and broadcast communications sites in the United States, Mexico, Brazil and India. The Company’s primary business is the leasing of antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. The Company also manages rooftop and tower sites for property owners, operates in-building and outdoor distributed antenna system (“DAS”) networks, and provides network development services that support its rental and management operations and the addition of new tenants and equipment on its sites.

ATC is a holding company that conducts its operations through its directly and indirectly owned subsidiaries. ATC’s principal United States operating subsidiaries are American Towers, Inc. (“ATI”) and SpectraSite Communications, LLC (“SpectraSite”). ATC conducts its international operations through its subsidiary, American Tower International, Inc., which in turn conducts operations through its various international operating subsidiaries. The Company’s international operations consist of its operations in Mexico, Brazil and India.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest, with the exception of Verestar, Inc. (“Verestar”), as discussed below. All intercompany accounts and transactions have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying consolidated financial statements. The significant estimates in the accompanying consolidated financial statements include impairment of long-lived assets (including goodwill), asset retirement obligations, revenue recognition, stock-based compensation, income taxes and estimated useful lives of assets. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued as additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated up to the date of issuance of these financial statements (see note 21).

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

The Company derives the largest portion of its revenues, corresponding trade receivables and the related deferred rent asset from a small number of customers in the telecommunications industry, and approximately 61% of its revenues are derived from four customers in the industry. In addition, the Company has concentrations of credit risk in certain geographic areas.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables by actively monitoring the credit worthiness of its borrowers and customers. Accounts receivable are reported net of allowances for doubtful accounts related to estimated losses resulting from a customer’s inability to make required payments and reserves for amounts invoiced whose collectability is not reasonably assured. These allowances are estimated based on days past due and collection history, and incorporate changes in economic conditions that may not be reflected in historical trends, such as customers in bankruptcy, liquidation or reorganization. Receivables are written-off against the allowances when they are determined uncollectible. Such determination includes analysis and consideration of the particular conditions of the account. Changes in the allowances were as follows for the years ended December 31, (in thousands):

	2009	2008	2007
Balance as of January 1,	11,482	8,850	10,383
Current year increases	26,771	12,059	7,063
Recoveries and other	(9,733)	(9,427)	(8,596)

Balance as of December 31,	$28,520	$11,482	$8,850

As of December 31, 2009, foreign currency exchange rate fluctuations have primarily caused a subsidiary of Grupo Iusacell, which represents approximately 5% of the Company’s total revenues for the year ended December 31, 2009, to suspend debt service payments on its U.S. Dollar denominated debt. While Grupo Iusacell has continued to make partial payments to the Company, net accounts receivable related to Grupo Iusacell was $28.2 million as of December 31, 2009.

Foreign Currency—Through the date of the financial statements, the functional currency of the Company’s foreign subsidiaries in Mexico and Brazil is the U.S. Dollar. Monetary assets and liabilities related to the Company’s operations in Mexico and Brazil are remeasured from the local currency into U.S. Dollars at the exchange rates in effect at the end of the applicable fiscal reporting period. Non-monetary assets and liabilities are remeasured at historical exchange rates. Revenues and expenses are remeasured at average monthly exchange rates. All remeasurement gains and losses are included in the Company’s consolidated statement of operations, within the caption other income (expense). The net remeasurement loss for the year ended December 31, 2009 approximated $0.2 million. The net remeasurement gain for the years ended December 31, 2008 and 2007 approximated $5.7 million and $2.7 million, respectively. As a result of changes to the organizational structure of the Company’s subsidiaries in Latin America in 2010, the Company has determined that effective January 1, 2010, the functional currency of its foreign subsidiary in Brazil is the Brazilian Real.

The functional currency of the Company’s foreign subsidiaries in India is the Indian Rupee. All assets and liabilities held by the subsidiaries in India are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable fiscal reporting period. Revenues and expenses are translated at the average monthly exchange rates. The cumulative translation effect is included in stockholders’ equity and as a component of comprehensive income.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-Term Investments and Available for Sale Securities—As of December 31, 2009, short-term investments and available-for-sale securities includes government bonds of approximately $9.6 million with original maturities in excess of three months and $0.2 million of available-for-sale securities. As of December 31, 2009 and 2008, the Company’s only short-term available-for-sale security was common stock of FiberTower Corporation, which had a fair value of approximately $0.2 million (39,871 shares of common stock at a price of $4.18 per share) and $0.1 million (0.4 million shares of common stock at a price of $0.16 per share), respectively. All investments classified as available-for-sale are carried at fair value on the consolidated balance sheet. The net unrealized gains or losses on the available-for-sale securities, net of estimated taxes, are reported as accumulated other comprehensive (loss) income, unless such changes are deemed other than temporary. The Company periodically reviews the value of available-for-sale securities and will record impairment charges in the consolidated statement of operations and comprehensive (loss) income for any decline in value that is determined to be other-than-temporary. The Company does not have any investments classified as trading.

As of December 31, 2009 and 2008, the unrealized losses included in other comprehensive (loss) income, net of taxes totaled $0.3 million and $0.4 million, respectively.

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

Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Towers and related assets on leased land are depreciated over the shorter of the term of the ground lease (including renewal options) or the estimated useful life of the tower.

Towers or assets acquired through capital leases are reflected in property and equipment at the present value of future minimum lease payments or the fair market value of the leased asset at the inception of the lease. Property and equipment, network location intangibles and assets held under capital leases related to tower acquisitions are amortized over the shorter lease term or the estimated useful lives of the assets for periods up to twenty years.

Goodwill and Other Intangible Assets—The Company reviews goodwill and intangible assets with indefinite lives for impairment at least annually or whenever events or circumstances indicate the carrying value of an asset may not be recoverable.

All of the Company’s goodwill is recorded in its rental and management segment and is tested for impairment annually as of December 31 or more frequently if an event occurs or circumstances indicate that the asset might be impaired. The Company utilizes the two step transitional impairment test when testing goodwill for impairment. When conducting this test, the Company employs a discounted cash flow analysis, corroborated by a peer group and market valuation analysis. The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal sales growth rate, management’s expectations of future operating results, the current weighted average cost of capital, and a current tax rate. Under the first step of this test, the Company compares the fair value, as calculated using future discounted cash flows, to the carrying value of the rental and management reporting unit. If the carrying value exceeds the fair value, the Company conducts the second step of this test, in which the implied fair value of the rental and management reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recognized.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2009 and 2008, no impairment was determined under the first step of the test as the fair value of the Company’s rental and management segment is substantially in excess of its carrying value. The Company performed a sensitivity analysis on its significant assumptions and determined that none of the following negative changes in its assumptions individually, which it determined to be reasonable, would impact its conclusions: a 15% reduction in projected net income, a 200 basis point increase in the weighted average cost of capital, and a 15% reduction in terminal sales growth rate.

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

Derivative Financial Instruments—All derivatives are recorded on the consolidated balance sheet at fair value. Derivatives in an asset position are reflected in notes receivable and other long-term assets and derivatives in a liability position are reflected in other long-term liabilities in the accompanying consolidated balance sheets. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive (loss) income and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the period that the change occurs.

The Company primarily uses derivative financial instruments as a means of managing interest-rate risk associated with its current debt or anticipated debt transactions that have a high probability of execution. The Company is exposed to interest rate risk relating to variable interest rates on its revolving credit facility and term loan. The Company uses interest rate swaps as part of its overall strategy to manage the level of exposure to the risk of interest rate fluctuations under its variable rate credit facility and term loan. The interest rate swap agreements effectively convert the interest payments for a portion of the debt from floating rate to fixed rate debt. The Company may also enter into forward starting interest rate swap agreements and treasury lock agreements, which the Company designates as cash flow hedges, to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the likely issuance of new fixed rate debt. Settlement gains and losses on terminations of these forward starting interest rate swap agreements are recorded in other comprehensive income (loss), net of taxes, and amortized to interest expense over the term of the newly issued debt.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company does not hold derivatives for trading purposes.

The Company may also enter into foreign currency financial instruments in anticipation of future transactions in order to minimize the risk of currency fluctuations. These transactions do not typically qualify for hedge accounting, and as a result, the associated gains and losses are recognized in other income (expense) in the consolidated statement of operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements—The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs that may be used to measure fair value:

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

The carrying values of the Company’s financial instruments, with the exception of long-term obligations, including current portion, reasonably approximate the related fair values as of December 31, 2009 and 2008. As of December 31, 2009, the carrying amount and fair value of long-term obligations, including current portion, were $4.2 billion and $4.3 billion, respectively. As of December 31, 2008, the carrying amount and fair value of long-term obligations, including current portion, were $4.3 billion and $3.9 billion, respectively.

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

Asset Retirement Obligations—The fair value of a liability for asset retirement obligations associated with an entity’s legal obligation to retire tangible long-lived assets and the related asset retirement costs is recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of liabilities for asset retirement obligations generally involve discounting of estimated future cash flows. Periodic accretion of such liabilities due to the passage of time is recorded as an operating expense.

The Company has certain legal obligations related to tower assets, principally obligations to remediate leased land on which certain of the Company’s tower assets are located which require the recognition of an asset retirement obligation. The significant assumptions used in estimating the Company’s aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate the Company’s incremental borrowing rate. The Company’s asset retirement obligation is included in other long-term liabilities in the accompanying consolidated balance sheets.

Income Taxes—The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized as income in the period that includes the enactment date. The Company provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company also periodically reviews its

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valuation allowances on its deferred tax assets to reduce these amounts to the amount that management believes is more likely than not to be realized.

The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company reports penalties and tax-related interest expense as a component of the provision for income taxes and interest income from tax refunds as a component of other income in the consolidated statement of operations.

Other Comprehensive (Loss) Income—Other comprehensive (loss) income refers to revenues, expenses, gains and losses that are excluded from net income (loss), as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive (loss) income is comprised of realized and unrealized gains/losses on derivative cash flow hedges, short-term available-for-sale securities and foreign currency translation as summarized in the accompanying consolidated statement of stockholders’ equity.

Treasury Stock—The Company records treasury stock purchases under the cost method, whereby the purchase price, including legal costs and commissions, is recorded in a contra equity account (treasury stock). The equity accounts from which the shares were originally issued are not adjusted for any treasury stock purchases.

Revenue Recognition—Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned. Fixed escalation clauses present in non-cancelable lease agreements, excluding those tied to the Consumer Price Index (“CPI”) or other inflation-based indices, and other incentives present in lease agreements with the Company’s customers are recognized on a straight-line basis over the terms of the applicable leases. Straight-line revenues for the years ended December 31, 2009, 2008 and 2007 approximated $36.3 million, $50.4 million and $69.7 million, respectively. Amounts billed up-front for certain services provided in connection with the execution of lease agreements are initially deferred and recognized as revenue over the initial terms of the applicable leases. Amounts billed or received prior to being earned are deferred and reflected in unearned revenue in the accompanying consolidated balance sheets until the earnings process is complete.

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

Rent Expense—Many of the leases underlying the Company’s tower sites have fixed rent escalations, which provide for periodic increases in the amount of ground rent payable by the Company over time. The Company calculates straight-line ground rent expense for these leases based on the fixed non-cancelable term of the underlying ground lease plus all periods, if any, for which failure to renew the lease imposes an economic penalty to the Company such that renewal appears, at the inception of the lease, to be reasonably assured. Certain of the Company’s tenant leases require the Company to exercise available renewal options pursuant to the underlying ground lease, if the tenant exercises its renewal option. For towers with these types of tenant leases at the inception of the ground lease, the Company calculates its straight-line ground rent over the term of the ground lease, including all renewal options required to fulfill the tenant lease obligation.

Straight-line ground rent expense approximated $26.6 million, $27.6 million and $26.7 million, for the years ended December 31, 2009, 2008 and 2007, respectively. In addition to the straight-line ground rent expense recorded by the Company, the Company also records its straight-line rent liability in other long-term liabilities and records prepaid land rent in prepaid and other current assets in the accompanying consolidated balance sheets.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selling, General, Administrative and Development Expense—Selling, general and administrative expense consists of overhead expenses related to the Company’s rental and management and services segments and corporate overhead costs not specifically allocable to either of the Company’s individual business segments. Development expense consists of costs to integrate acquisitions, costs associated with new business initiatives and abandoned site and acquisition costs.

Stock-Based Compensation—Stock-based compensation cost is measured at the accounting measurement date based on the fair value of the award and the fair value is recognized as an expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of awards that will be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model and the fair value of restricted stock units based on the fair value of the units at grant date. The Company’s stock-based compensation expense is included in selling, general, administrative and development expense.

Litigation Costs—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. The Company regularly monitors the status of pending legal actions to evaluate both the magnitude and likelihood of any potential loss. The Company accrues for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. Should the ultimate losses on contingencies and litigation vary from estimates, adjustments to those reserves may be required. The Company also incurs legal costs in connection with these matters and records estimates of these expenses, which are reflected in selling, general, administrative and development expense in the accompanying consolidated statement of operations. Legal costs incurred in connection with the Company’s involvement in the Verestar bankruptcy proceedings are reflected within discontinued operations in the accompanying consolidated statement of operations.

Other Operating Expenses—Other operating expenses includes the costs incurred by the Company in conjunction with acquisitions and mergers, impairments on long-lived assets and gains and losses recognized upon the disposal of long-lived assets.

The Company expenses acquisition and merger related costs in the period in which they are incurred and services are received. Acquisition and merger related costs may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees, general administrative costs, and costs of registering and issuing debt and equity securities.

The Company reviews long-lived assets, including intangibles with definite lives, for impairment whenever events, changes in circumstances or other evidence indicate that the carrying amount of the Company’s assets may not be recoverable.

The Company reviews its tower portfolio and network location intangible assets for indications of impairment on an individual tower basis, which primarily result from a tower not having current tenant leases or from having expenses in excess of revenues. The Company monitors its customer related intangible assets on a customer by customer basis for indications of impairment, such as high levels of turnover or attrition, non-renewal of a significant number of contracts, or the cancellation or termination of a relationship. The Company assesses recoverability by determining whether the net book value of the related assets will be recovered, either through projected undiscounted future cash flows or anticipated proceeds from sales of the assets.

If the Company determines that the carrying value of an asset may not be recoverable, the Company will measure any impairment based on the projected future discounted cash flows to be provided from the asset or available market information relative to the asset’s fair market value, as compared to the asset’s carrying value. The Company records any related impairment charge in the period in which the Company identifies such impairment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations—Legal reorganization or bankruptcy are conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. In December 2003, Verestar filed for protection under Chapter 11 of the federal bankruptcy laws. Accordingly, the Company ceased to consolidate Verestar’s financial results beginning December 22, 2003. The Company has incurred costs and related tax effects in connection with its involvement in the Verestar bankruptcy proceedings and related litigation. During 2007, the Company settled litigation related to the Verestar bankruptcy. In April 2008, the bankruptcy court approved Verestar’s plan of liquidation and in December 2008, Verestar was liquidated. As a result, in 2008, the Company recorded an income tax benefit of $110.1 million related to losses associated with its investment in Verestar as income from discontinued operations during the year ended December 31, 2008. The Company recorded net income (loss) from discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007, of $8.2 million, $111.0 million and $(36.4) million, respectively.

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

Earnings Per Common Share—Basic and Diluted—Basic income from continuing operations per common share for the years ended December 31, 2009, 2008 and 2007 represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share for the years ended December 31, 2009, 2008 and 2007 represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including unvested restricted stock, shares issuable upon exercise of stock options and warrants as determined under the treasury stock method and upon conversion of the Company’s convertible notes, as determined under the if-converted method.

Retirement Plan—The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. The Company’s matching contribution is 50% up to a maximum 6% of a participant’s contributions. The Company contributed approximately $1.9 million to the plan for the year ended December 31, 2009 and approximately $1.5 million for each of the years ended December 31, 2008 and 2007.

Acquisitions—For those acquisitions that meet the criteria of a business combination, the Company allocates the purchase price to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid by the Company over the estimated fair value of net assets acquired recorded as goodwill. For those acquisitions that do not meet the criteria of a business combination, the Company first allocates the purchase price to property and equipment for the fair value of the tower and to identifiable intangible assets (primarily acquired customer base and network location intangibles).

Recently Adopted Accounting Standards—In September 2009, the FASB issued new guidance which designated the FASB Accounting Standards Codification (“ASC”) as the source of authoritative GAAP to be applied by nongovernmental entities. All guidance contained in the ASC carries an equal level of authority. The ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting literature not included in the ASC is considered nonauthoritative. The implementation and adoption of the guidance provided by the ASC had no impact on the Company’s consolidated results of operations or financial position.

In December 2007, the FASB issued new accounting guidance which, among other things, eliminates the step acquisition model, requires that contingent consideration be recognized at the time of acquisition (instead of being recognized when it is probable), disallows the capitalization of transaction costs, and changes when restructurings related to acquisitions can be recognized. This guidance also established additional disclosure requirements that enable the evaluation of the nature and financial effects of business combinations. This guidance was effective for the Company as of January 1, 2009 and, upon adoption, approximately $1.2 million of transaction costs previously capitalized in notes receivable and other long-term assets was expensed.

In December 2007, the FASB issued new accounting guidance which requires the classification of noncontrolling interest as a separate component of equity and disclosure clearly identifying, and distinguishing between, parent and noncontrolling owner interests. This guidance was effective for the Company as of January 1, 2009 and did not materially impact the Company’s consolidated results of operations and financial position. However, the Company has adjusted its presentation of noncontrolling interest in the accompanying consolidated financial statements.

In February 2008, the FASB issued new accounting guidance which delayed the effective date for applying fair value measures to all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis (that is, at least annually) to January 1, 2009. The adoption of this guidance had no impact on the Company’s consolidated results of operations or financial position.

In March 2008, the FASB issued new accounting guidance which, among other things, changes disclosure requirements and requires entities to provide enhanced disclosures about how and why entities use derivative financial instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance was effective for the Company as of January 1, 2009. The Company has included additional disclosures regarding its derivative instruments. The adoption of this guidance had no impact on the Company’s consolidated results of operations or financial position.

In April 2009, the FASB issued new accounting guidance which requires additional disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance was effective for the Company as of April 1, 2009. Beginning with the Company’s Quarterly Report for the quarter ended June 30, 2009, the Company has included additional disclosures regarding the fair value of its financial instruments. The adoption of this guidance had no impact on the Company’s consolidated results of operations or financial position.

In May 2009, the FASB issued new accounting guidance which, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should disclose events or transactions occurring after the balance sheet date, and the disclosures entities should make about events or transactions that occurred after the balance sheet date. This guidance was effective for the Company as of June 30, 2009. Beginning with the Company’s Quarterly Report for the quarter ended June 30, 2009, the Company has included additional disclosures regarding its review of subsequent events. The adoption of this guidance had no impact on the Company’s consolidated results of operations or financial position.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Standards Updates—In October 2009, the FASB issued new guidance which establishes accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance requires companies to allocate the overall consideration to each deliverable under the arrangement using the estimated selling prices in the absence of vendor specific objective evidence or third-party evidence of selling price for deliverables. This guidance is effective for any contracts entered into, or materially modified by, the Company after January 1, 2011, with early adoption available. The Company is evaluating the impact that this guidance will have on its consolidated results of operations or financial position.

In January 2010, the FASB issued new guidance which clarifies some of the existing disclosure requirements and adds additional disclosure requirements with respect to fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company is evaluating the impact that this guidance will have on its disclosures; however, the adoption of these updates will have no impact on its consolidated results of operations or financial position.

2.    PROPERTY AND EQUIPMENT

Property and equipment (including assets held under capital leases) consist of the following:

	Estimated Useful Lives (1)	As of December 31,
		2009	2008
	(years)	(in thousands)
Towers	Up to 20	$4,688,162	$4,353,652
Equipment	3 – 15	309,791	269,338
Buildings and improvements	15 – 32	207,333	213,807
Land and improvements (2)	15 – 32	374,621	312,711
Construction-in-progress		47,063	63,539

Total		5,626,970	5,213,047
Less accumulated depreciation		(2,451,459)	(2,190,411)

Property and equipment, net		$3,175,511	$3,022,636

(1)	Assets on leased land are depreciated over the shorter of the estimated useful life of the asset or the term of the corresponding ground lease.
(2)	Estimated useful lives apply to land improvements only.

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $258.9 million, $248.7 million and $341.9 million, respectively.

The Company completed its review of the estimated useful lives of its tower assets in the first quarter of 2008. Based on this review, the Company revised the estimated useful lives of its towers and certain tower related intangible assets, primarily its network location intangible assets, from its historical estimate of 15 years to a revised estimate of 20 years, effective January 1, 2008. The Company accounted for the change in estimated useful lives as a change in estimate which was accounting for prospectively effective January 1, 2008. For the year ended December 31, 2008, the change resulted in a reduction in depreciation and amortization expense of approximately $121.2 million and an increase in net income of approximately $74.4 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Beginning balance as of January 1,	$2,186,233	$2,188,312
Net decrease due to adjustments for previously completed acquisitions	—	(2,079)
Additions	50,663	—
Effect of foreign currency translation	954	—

Balance as of December 31,	$2,237,850	$2,186,233

The Company’s other intangible assets subject to amortization consist of the following as of December 31, (in thousands):

	Estimated Useful Lives	2009	2008
	(years)
Acquired network location (1)	20	$1,101,232	$1,055,313
Acquired customer base	15-20	756,928	737,108
Acquired customer relationships	20	883,491	775,000
Acquired licenses and other intangibles	5-15	21,574	21,574
Economic Rights, TV Azteca	70	30,292	30,292

Total		2,793,517	2,619,287
Less accumulated amortization		(1,238,579)	(1,103,521)

Intangible assets, net		1,554,938	1,515,766
Deferred financing costs, net (2)	N/A	43,695	50,389

Total intangible assets, net		$1,598,633	$1,566,155

(1)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease or 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(2)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate. This amortization is included in interest expense, rather than in amortization of intangibles.

The acquired network location intangible represents the value to the Company of the incremental revenue growth which could potentially be obtained from leasing the excess capacity on acquired communications sites. The acquired customer base and acquired customer relationship intangibles typically represent the value to the Company of customer contracts and relationships in place at the time of an acquisition, including assumptions regarding estimated renewals. The Company has historically differentiated these intangible assets based upon whether or not they result from an acquisition which meets the criteria of a business combination (acquired customer relationship) or does not meet the criteria of a business combination (acquired customer base). The acquired licenses and other intangibles consist primarily of the TVAzteca Economic Rights, detailed in note 4, and non-competition agreements acquired from SpectraSite, Inc., and in other tower acquisitions.

The Company amortizes these intangibles on a straight-line basis. As of December 31, 2009, the weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights is approximately 11 years. Amortization of intangible assets for the years ended December 31, 2009, 2008 and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007 aggregated approximately $140.2 million, $143.1 million and $168.1 million, respectively (excluding amortization of deferred financing costs, which is included in interest expense). Based on the current estimated useful lives, the Company expects to record amortization expense (excluding amortization of deferred financing costs) as follows over the next five years (in thousands):

Year Ending December 31,
2010	$148,145
2011	143,800
2012	141,411
2013	132,315
2014	119,686

4.    NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS

Notes receivable and other long-term assets consist of the following as of December 31, (in thousands):

	2009	2008
Deferred rent asset	$365,112	$329,250
Notes receivable	110,565	112,378
Long-term prepaid assets	84,801	47,954
Other miscellaneous assets	90,655	91,951

Balance as of December 31,	$651,133	$581,533

Deferred Rent Asset—The Company’s deferred rent asset is associated with non-cancelable tenant leases that contain fixed escalation clauses over the terms of the applicable leases.

Notes Receivable—In 2000, the Company loaned TV Azteca, S.A. de C.V. (“TV Azteca”), the owner of a major national television network in Mexico, $119.8 million. The loan has an interest rate of 13.11%, payable quarterly. As of December 31, 2009 and 2008, approximately $119.8 million undiscounted (approximately $108.2 million discounted) under the loan was outstanding and included in notes receivable and other long-term assets in the accompanying consolidated balance sheets. The term of the loan is seventy years; however, the loan may be prepaid by TV Azteca without penalty during the last fifty years of the agreement. The discount on the loan is being amortized to interest income, TV Azteca, net of interest expense, using the effective interest method over the seventy-year term of the loan.

Simultaneous with the signing of the loan agreement, the Company also entered into a seventy year Economic Rights Agreement with TV Azteca regarding space not used by TV Azteca on approximately 190 of its broadcast towers. In exchange for the issuance of the below market interest rate loan and the annual payment of $1.5 million to TV Azteca (under the Economic Rights Agreement), the Company has the right to market and lease the unused tower space on the broadcast towers (the “Economic Rights”). TV Azteca retains title to these towers and is responsible for their operation and maintenance. The Company is entitled to 100% of the revenues generated from leases with tenants on the unused space and is responsible for any incremental operating expenses associated with those tenants.

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

As of December 31, 2009 and 2008, the Company also had other long-term notes receivable outstanding of approximately $2.3 million and $4.2 million, respectively.

Long-Term Prepaid Assets—Long-term assets consist primarily of long-term prepaid ground leases.

5.    ACQUISITIONS

XCEL Acquisition—On May 27, 2009, the Company acquired 100% of the outstanding common and preferred stock of XCEL Telecom Private Limited (“XCEL”) for an aggregate cash purchase price of approximately $96.0 million, consisting of an initial cash payment of $98.0 million, net of preliminary purchase price adjustments of approximately $2.0 million. XCEL provides shared telecom infrastructure services to telecom operators in India. At closing, XCEL owned approximately 1,660 towers located in fifteen telecom circles in India. Additionally, XCEL had approximately 70 towers in various stages of development. The acquisition of XCEL is consistent with the Company’s strategy to expand in selected geographic areas.

The acquisition of XCEL has been accounted for as a business combination. The operating results of the acquired business have been included in the Company’s consolidated results of operations since the date of acquisition. The operating results of XCEL for periods prior to the acquisition by the Company were not material to the Company’s consolidated results of operations and accordingly, pro forma results of operations have not been presented. The purchase price was preliminarily allocated to the acquired assets and liabilities based on the estimated fair value at the date of acquisition. The preliminary goodwill of $50.6 million is calculated as the purchase premium after first allocating the purchase price to the fair value of net assets acquired and represents future growth opportunities and established infrastructure that XCEL provides. The allocation of the purchase price will be finalized upon the final settlement of the purchase price with the sellers and the subsequent completion of analyses of the fair value of XCEL’s assets and liabilities and certain tax matters. These analyses include examination of the underlying book and tax records, completion of an appraisal of certain tangible and intangible assets and liabilities and a full assessment of legal and tax contingencies. Certain immaterial adjustments were made to the assets acquired and liabilities assumed upon completion of updated analyses of the fair value of XCEL’s assets and liabilities.

The following table summarizes the aggregate purchase consideration paid for XCEL and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets (1)	$27,808
Other non-current assets (2)	31,804
Property and equipment	83,523
Intangible assets (3)	38,091
Current liabilities	(23,066)
Long-term debt	(72,013)
Other long-term liabilities (2)	(40,745)

Fair value of net assets acquired	$45,402

Preliminary goodwill (4)	$50,641

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Includes approximately $5.8 million of accounts receivable which approximates the gross value due the Company under certain contractual arrangements.
(2)	Includes contingent amounts of approximately $27.2 million related to tax positions related to the acquisition and a related indemnification asset.
(3)	Consists of customer relationships of approximately $18.3 million and network location intangibles of approximately $19.8 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	No goodwill is expected to be deductible for income tax purposes. The goodwill was allocated to the Company’s rental and management segment.

Insight Acquisition—On October 28, 2009, the Company acquired 100% of the outstanding stock of Insight Infrastructure Pte. Ltd. (“Insight”) for an aggregate cash purchase price of approximately $18.9 million, consisting of an initial cash payment of $19.9 million, net of preliminary purchase price adjustments of approximately $1.0 million. Insight, a holding company incorporated in Singapore, owns Transcend Infrastructure Holding Pte. Ltd and Transcend Infrastructure Limited (“Transcend”). Insight’s main operating subsidiary is Transcend, an independent tower company providing shared telecom infrastructure services to telecom operators in India. At closing, Transcend owned approximately 326 towers located in a number of telecom circles in India. Additionally, Transcend had approximately 40 towers in various stages of development. The acquisition of Insight is consistent with the Company’s strategy to expand in selected geographic areas.

The acquisition of Insight has been accounted for as a business combination. The operating results of the acquired business have been included in the Company’s consolidated results of operations since the date of acquisition. The operating results of Insight for periods prior to the acquisition by the Company were not material to the Company’s consolidated results of operations and accordingly, pro forma results of operations have not been presented. The purchase price was preliminarily allocated to the acquired assets and liabilities based on the estimated fair value at the date of acquisition. The preliminary goodwill of $0.02 million is calculated as the purchase premium after first allocating the purchase price to the fair value of net assets acquired and represents future growth opportunities and established infrastructure that Insight provides. The allocation of the purchase price will be finalized upon the final settlement of the purchase price with the sellers and the subsequent completion of analyses of the fair value of Insight’s assets and liabilities and certain tax matters. These analyses include examination of the underlying book and tax records, completion of an appraisal of certain tangible and intangible assets and liabilities and a full assessment of legal and tax contingencies.

The following table summarizes the aggregate purchase consideration paid for Insight and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets (1)	$3,291
Other non-current assets	261
Property and equipment	19,625
Intangible assets (2)	4,408
Current liabilities	(7,238)
Other long-term liabilities	(1,456)

Fair value of net assets acquired	$18,891

Preliminary goodwill (3)	$22

(1)	Includes approximately $1.2 million of accounts receivable which approximates the gross value due the Company under certain contractual arrangements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Consists of customer relationships of approximately $1.8 million and network location intangibles of approximately $2.6 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(3)	No goodwill is expected to be deductible for income tax purposes. The goodwill was allocated to the Company’s rental and management segment.

Brazil Acquisition—On July 22, 2009, the Company completed its acquisition of 230 towers and related third party leases located in Brazil for an aggregate purchase price of approximately $51.3 million, which consisted of $50.5 million in cash and the assumption of $0.8 million in liabilities. This acquisition is consistent with the Company’s strategy to expand in selected geographic areas.

The acquisition has been accounted for as a business combination. The purchase price was preliminarily allocated to the acquired assets based on the estimated fair value of the acquired assets at the date of acquisition. The allocation of the purchase price will be finalized upon completion of analyses of the fair value of the assets acquired and may result in the recognition of goodwill.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired at the acquisition date (in thousands):

Property and equipment	$32,015
Intangible assets (1)	19,260

Fair value of net assets acquired	$51,275

(1)	Consists of a preliminary estimate of customer relationships of approximately $19.3 million. The customer relationships are being amortized on a straight-line basis over a period of 20 years.

Pursuant to a definitive purchase agreement, the Company is obligated to acquire an additional 114 towers, pending regulatory approvals, for an aggregate purchase price of approximately $18.0 million. If regulatory approvals are not obtained by June 30, 2010, the definitive purchase agreement expires, unless extended by mutual consent of the parties.

Cincinnati Bell Acquisition—On December 23, 2009, the Company acquired 196 towers from Cincinnati Bell Inc. for an aggregate purchase price of approximately $99.9 million. This acquisition is consistent with the Company’s strategy to expand in selected geographic areas.

The acquisition has been accounted for as a business combination. The purchase price was preliminarily allocated to the acquired assets based on the estimated fair value of the acquired asset at the date of acquisition. The allocation of the purchase price will be finalized upon completion of analyses of the fair value of the assets acquired and may result in the recognition of goodwill.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired at the acquisition date (in thousands):

Property and equipment	$16,147
Intangible assets (1)	83,723

Fair value of net assets acquired	$99,870

(1)	Consists of a preliminary estimate of customer relationships of approximately $69.0 million and network location intangibles of approximately $ 14.7 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Tower Acquisitions—During the year December 31, 2009, the Company acquired an additional 96 towers in the United States from various third parties for an aggregate purchase price of approximately $35.2 million, which includes approximately $1.7 million of accrued contingent consideration. During the year ended December 31, 2008, the Company acquired 269 towers in the United States, Mexico and Brazil from various third parties for an aggregate purchase price of approximately $42.8 million. These acquisitions did not meet the criteria of a business combination and have accordingly been accounted for as acquisitions of assets.

6.    LONG-TERM OBLIGATIONS

Outstanding amounts under the Company’s long-term financing arrangements consist of the following as of December 31, (in thousands):

	2009	2008
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	$1,750,000
Revolving credit facility	550,000	750,000
Term loan	325,000	325,000
XCEL credit facility	73,367	—
4.625% senior notes	599,210	—
7.00% senior notes	500,000	500,000
7.25% senior notes	295,038	—
5.0% convertible notes	59,683	59,683
7.25% senior subordinated notes	288	288
7.125% senior notes	—	501,107
7.50% senior notes	—	225,000
3.00% convertible notes	—	161,893
Notes payable and capital leases	58,995	60,134
Other convertible notes	—	41

Total	4,211,581	4,333,146
Less current portion of long-term obligations	(70,521)	(1,837)

Long-term obligations	$4,141,060	$4,331,309

Commercial Mortgage Pass-Through Certificates, Series 2007-1—During the year ended December 31, 2007, the Company completed a securitization transaction (the “Securitization”) involving assets related to 5,295 broadcast and wireless communications towers (the “Secured Towers”) owned by two special purpose subsidiaries of the Company, through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”).

The Certificates were issued by American Tower Trust I (the Trust), a trust established by American Tower Depositor Sub, LLC (the “Depositor”), an indirect wholly owned special purpose subsidiary of the Company. The assets of the Trust consist of a recourse loan (the “Loan”) initially made by the Depositor to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (the “Borrowers”), pursuant to a Loan and Security Agreement among the foregoing parties dated as of May 4, 2007 (the “Loan Agreement”). The Borrowers are special purpose entities formed solely for the purpose of holding the Secured Towers subject to the Securitization.

The Certificates were issued in seven separate classes, comprised of Class A-FX, Class A-FL, Class B, Class C, Class D, Class E and Class F. Each of the Certificates in Classes B, C, D, E and F are subordinated in right of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company used the net proceeds from the Securitization to repay all amounts outstanding under the SpectraSite credit facilities, including approximately $765.0 million in principal, plus accrued interest thereon and other costs and expenses related thereto, as well as to repay approximately $250.0 million drawn under the revolving loan component of the credit facilities at the American Tower operating company level. An additional $349.5 million of the proceeds was used to fund the Company’s tender offer and consent solicitation for the ATI 7.25% senior subordinated notes due 2011 (“ATI 7.25% Notes”), as described below, and the remainder was used for general corporate purposes. The Company also funded $14.3 million in cash reserve accounts with proceeds from the Securitization as required under the Loan Agreement.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the Loan Agreement, the Borrowers are required to maintain reserve accounts, including for debt service payments, ground rents, real estate and personal property taxes, insurance premiums and management fees, and to reserve a portion of advance rents from tenants on the Secured Towers. Based on the terms of the Loan Agreement, all rental cash receipts received each month are restricted and held by the Trustee. The $44.3 million held in the reserve accounts as of December 31, 2009 is classified as restricted cash on the Company’s accompanying consolidated balance sheet.

Revolving Credit Facility—As of December 31, 2009, the Company had $550.0 million outstanding under its $1.25 billion senior unsecured revolving credit facility (“Revolving Credit Facility”) and has approximately $4.2 million of undrawn letters of credit outstanding. In March 2008, the Company increased its borrowing under the Revolving Credit Facility using net proceeds from its term loan, as discussed below. The Company continues to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course.

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

Term Loan—In March 2008, the Company increased its borrowing capacity under its $1.25 billion Revolving Credit Facility by adding $325.0 million of term loan commitments (“Term Loan”). As of December 31, 2009, the Term Loan was fully drawn. At closing, the Company received net proceeds of approximately $321.7 million from the Term Loan, which, together with available cash, was used to repay $325.0 million of existing indebtedness under the Revolving Credit Facility.

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

XCEL Credit Facility—At the time of the Company’s acquisition of XCEL, a 4.8 billion Indian Rupee-denominated credit facility (“XCEL Credit Facility”) was in place, of which 3.4 billion Indian Rupees was outstanding. As of December 31, 2009, 3.4 billion Indian Rupees or $73.4 million was outstanding under the XCEL Credit Facility.

The borrower under the XCEL Credit Facility is XCEL. The XCEL Credit Facility has a term of four years and matures on March 31, 2016. Interest is payable monthly and accrues at an initial rate of 13.25% per year. In March 2010, the initial interest rate will be adjusted based upon the benchmark rate of interest of each lender. The XCEL Credit Facility allows the Company to use borrowings for construction and acquisition of communications sites and is secured by a first mortgage on all movable and immovable fixed assets of XCEL and a pledge of certain equity interests of XCEL.

The XCEL Credit Facility contains certain reporting, information, financial ratios and operating covenants and other restrictions applicable to XCEL. These include limitations on additional debt, dividends, sales of assets, as well as certain financial maintenance tests. Any failure to comply with the financial maintenance tests and operating covenants would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest becoming immediately due and payable.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding Notes—The following is a description of the Company’s outstanding senior and convertible notes as of December 31, 2009 and 2008.

4.625% Senior Notes—The 4.625% senior notes due 2015 (“4.625% Notes”) were issued during the year ended December 31, 2009 and mature on April 1, 2015, and interest is payable semi-annually in arrears on April 1 and October 1 of each year. The Company may redeem the 4.625% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. The indenture for the 4.625% Notes contains certain covenants that limit the Company’s ability to merge, consolidate or sell assets and the Company’s ability and the ability of its subsidiaries to incur liens. These covenants are subject to a number of exceptions, including that we may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens shall not exceed 3.5x Adjusted EBITDA, as defined in the indenture. If the Company undergoes a change of control and ratings decline (in the event that on, or within 90 days after, an announcement of a change of control, both of the Company’s current investment grade credit ratings cease to be investment grade), each as defined in the indenture for the 4.625% Notes, it may be required to repurchase all of the 4.625% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, and additional interest, if any, to but not including the date of repurchase. The 4.625% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries.

As of December 31, 2009, the Company had $599.2 million net ($600.0 million aggregate principal amount) outstanding under the 4.625% Notes. As of December 31, 2009, the carrying value includes a discount of $0.8 million.

7.00% Senior Notes—The 7.00% senior notes due 2017 (“7.00% Notes”) mature on October 15, 2017, and interest is payable semi-annually in arrears on April 15 and October 15 of each year. The Company may redeem the 7.00% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. The indenture for the 7.00% Notes contains certain covenants that restrict the Company’s ability to incur more subsidiary debt or permit the Company and its subsidiaries to create liens; and merge, consolidate or sell assets. These covenants are subject to a number of exceptions, including that the Company’s subsidiaries may incur certain indebtedness or the Company and its subsidiaries may incur liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such indebtedness and such liens shall not exceed 3.5x Adjusted EBITDA as defined in the indenture. If the Company undergoes a change of control and ratings decline (in the event that on, or within 90 days after, an announcement of a change of control, both of the Company’s current investment grade credit ratings cease to be investment grade), each as defined in the indenture for the 7.00% Notes, the Company may be required to repurchase all of the 7.00% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, and additional interest, if any, to but not including the date of repurchase. The 7.00% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries.

As of December 31, 2009 and 2008, the Company had $500.0 million outstanding under the 7.00% Notes.

7.25% Senior Notes—The 7.25% senior notes due 2019 (“7.25% Notes”) were issued during the year ended December 31, 2009 and mature on May 15, 2019, and interest is payable semi-annually in arrears on May 15 and November 15 of each year. The Company may redeem the 7.25% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. The indenture for the 7.25% Notes contains certain covenants that may restrict the Company’s ability to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

merge, consolidate or sell assets and our ability and the ability of our subsidiaries to incur liens. These covenants are subject to a number of exceptions, including that we may incur liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA as defined in the indenture. If the Company undergoes a change of control and ratings decline (in the event that on, or within 90 days after, an announcement of a change of control, both of the Company’s current investment grade credit ratings cease to be investment grade), each as defined in the indenture for the 7.25% Notes, the Company may be required to repurchase all of the 7.25% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, and additional interest, if any, to but not including the date of repurchase. The 7.25% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.

As of December 31, 2009, the Company had $295.0 million net ($300.0 million aggregate principal amount) outstanding under the 7.25% Notes. As of December 31, 2009, the carrying value includes a discount of $5.0 million.

5.0% Convertible Notes—The 5.0% convertible notes due 2010 (“5.0% Notes”) matured on February 15, 2010, and interest was payable semiannually on February 15 and August 15 of each year. The 5.0% Notes were convertible at any time into shares of the Company’s Class A common stock (“Common Stock”) at a conversion price of $51.50 per share, subject to adjustment in certain cases.

As of December 31, 2009 and 2008, the Company had $59.7 million outstanding under the 5.0% Notes.

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

As of December 31, 2009 and 2008, the Company had $0.3 million outstanding under the ATI 7.25% Notes.

7.125% Senior Notes—The 7.125% senior notes due October 15, 2012 (“7.125% Notes”) were issued with a maturity of October 15, 2012, and interest was payable semi-annually in arrears on April 15 and October 15 of each year. The indenture for the 7.125% Notes contained certain covenants that restricted the Company’s ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions. The 7.125% Notes ranked equally with all of the Company’s other senior unsecured debt obligations, including its senior notes, its convertible notes and the Revolving Credit Facility and Term Loan, and were structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries.

During the year ended December 31, 2009, the Company issued a notice for the redemption of the principal amount of its outstanding 7.125% Notes. In accordance with the redemption provisions and the indenture for the 7.125% Notes, the 7.125% Notes were redeemed at a price equal to 101.781% of the principal amount, plus accrued and unpaid interest up to, but excluding, November 13, 2009, for an aggregate purchase price of $511.7 million, including approximately $2.8 million of accrued and unpaid interest.

As of December 31, 2009 and 2008, none and $501.1 million, net ($500.0 million principal amount) of the 7.125% Notes remained outstanding.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.50% Senior Notes—The 7.50% senior notes due 2012 (“7.50% Notes”) were issued with a maturity of May 1, 2012, and interest was payable semi-annually in arrears on May 1 and November 1 of each year. The indenture for the 7.50% Notes contained certain covenants that restricted the Company’s ability to incur more debt; guarantee indebtedness; issue preferred stock; pay dividends; make certain investments; merge, consolidate or sell assets; enter into transactions with affiliates; and enter into sale leaseback transactions. The 7.50% Notes ranked equally with all of the Company’s other senior unsecured debt obligations, including its senior notes, its convertible notes and the Revolving Credit Facility and Term Loan, and were structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries.

During the year ended December 31, 2009, the Company repurchased $204.2 million aggregate principal amount of the 7.50% Notes pursuant to a cash tender offer. Subsequent to the expiration of the tender offer, the Company completed the redemption of the remaining $20.8 million aggregate principal amount of the 7.50% Notes. In accordance with the redemption provisions and the indenture for the 7.50% Notes, the remaining 7.50% Notes were redeemed at a price equal to 101.875% of the principal amount, plus accrued and unpaid interest up to, but excluding, July 20, 2009. The Company paid an aggregate of $231.7 million, including approximately $2.0 million of accrued and unpaid interest. Upon completion of this redemption, none of the 7.50% Notes remained outstanding.

As of December 31, 2009 and 2008, none and $225.0 million of the 7.50% Notes remained outstanding.

3.00% Convertible Notes—The 3.00% convertible notes due August 15, 2012 (“3.00% Notes”) were issued with a maturity of August 15, 2012, and interest was payable semi-annually in arrears on February 15 and August 15 of each year. The 3.00% Notes were convertible at any time prior to maturity, subject to their prior redemption or repurchase, into shares of the Company’s Common Stock at a conversion price of approximately $20.50 per share, subject to adjustment in certain events. The 3.00% Notes ranked equally with all of the Company’s other senior unsecured debt obligations, including its other convertible notes, its senior notes and the Revolving Credit Facility and Term Loan, and were structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries.

During the year ended December 31, 2009, the Company issued a notice for the redemption of the remaining principal amount of its 3.00% Notes. In accordance with the conversion provisions and the indenture for the 3.00% Notes, holders of the 3.00% Notes had the right at any time up to and including, but not after the close of business on August 26, 2009, to convert their 3.00% Notes into shares of Common Stock at a conversion rate of 48.7805 shares per $1,000 principal amount of notes. Holders of approximately $162.1 million of the 3.00% Notes converted their notes into an aggregate of 7,908,316 shares of Common Stock prior to redemption. In accordance with the redemption provisions and the indenture for the 3.00% Notes, the remaining 3.00% Notes were redeemed at a price equal to 101.125% of the principal amount, plus accrued and unpaid interest up to, but excluding, August 27, 2009.

As of December 31, 2009 and 2008, none and $161.9 million ($162.2 million principal amount) of the 3.00% Notes remained outstanding.

Capital Lease Obligations and Notes Payable—The Company’s capital lease obligations and notes payable approximated $59.0 million and $60.1 million as of December 31, 2009 and 2008, respectively. These obligations bear interest at rates ranging from 5.4% to 9.3% and mature in periods ranging from less than one year to approximately seventy years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities—As of December 31, 2009, aggregate carrying value of long-term debt, including capital leases, for the next five years and thereafter are estimated to be (in thousands):

Year Ending December 31,
2010	$70,521
2011	16,232
2012	888,004
2013	12,891
2014	1,762,943
Thereafter	1,466,743

Total cash obligations	4,217,334
Unamortized discounts and premiums, net	(5,753)

Balance as of December 31, 2009	$4,211,581

7.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following as of December 31, (in thousands):

	2009	2008
Straight-line rent	$194,003	$170,762
Unearned revenue	63,419	62,893
Asset retirement obligations	245,212	210,811
Other miscellaneous liabilities	159,605	138,766

Balance as of December 31,	$662,239	$583,232

8. ASSET RETIREMENT OBLIGATIONS

The changes in the carrying value of the Company’s asset retirement obligations for years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Beginning balance as of January 1,	$210,811	$184,162
Additions (deductions) and revisions in estimated cash flows, net of settlements	18,869	12,976
Accretion expense	15,532	13,673

Balance as of December 31,	$245,212	$210,811

As of December 31, 2009, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $862.9 million.

9.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into interest rate protection agreements to manage exposure on the variable rate debt under its credit facilities and to manage variability in cash flows relating to forecasted interest payments (interest rate swaps). Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. Such exposure is limited to the current value of the contract at the time the counterparty fails to perform. The Company believes its contracts as of December 31, 2009 and 2008 are with credit-worthy institutions. For additional information regarding the Company’s derivative financial instruments, see note 1.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009 and 2008, the carrying amounts of the Company’s derivative financial instruments, along with the estimated fair values of the related liabilities are reflected in other long-term liabilities in the accompanying consolidated balance sheet, are as follows (in thousands except percentages):

As of December 31, 2009	Notional Amount	Interest Rate	Term	Carrying Amount and Fair Value
Interest rate swap agreements	$100,000	4.08%	Expiring 2010	$(3,535)
Interest rate swap agreement	525,000	2.86% - 3.74%	Expiring 2011	(15,317)

Total	$625,000			$(18,852)

As of December 31, 2008	Notional Amount	Interest Rate	Term	Carrying Amount and Fair Value
Interest rate swap agreements	$150,000	3.95%	Expiring 2009	$(3,681)
Interest rate swap agreements	100,000	4.08%	Expiring 2010	(5,125)
Interest rate swap agreements	525,000	2.86% - 3.74%	Expiring 2011	(17,815)

Total	$775,000			$(26,621)

As of December 31, 2009, the Company held 13 interest rate swap agreements to manage exposure to variability in cash flows relating to forecasted interest payments under its Revolving Credit Facility and Term Loan. As of December 31, 2008, the Company held fifteen interest rate swap agreements to manage exposure to variability in cash flows relating to forecasted interest payments under its Revolving Credit Facility. During the year ended December 31, 2009, two of the outstanding contracts matured.

During the year ended December 31, 2009, the interest rate swap agreements held by the Company had the following impact on other comprehensive income (“OCI”) included in the consolidated balance sheet and in the consolidated statement of operations:

Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(14,234)	Interest expense	$(19,004)	N/A	N/A

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2009, the Company entered into a foreign currency exchange contract to hedge the foreign currency exposure associated with its acquisition of XCEL. The foreign currency exchange contract was not designated as a hedging instrument and was settled upon the completion of the acquisition of XCEL on May 27, 2009. The settlement resulted in a gain of approximately $1.7 million, which was reflected in other income (expense) in the accompanying consolidated statement of operations for the year ended December 31, 2009.

As of December 31, 2009 and 2008, other comprehensive (loss) income included the following items related to derivative financial instruments (in thousands):

	2009	2008
Deferred loss on the settlement of the treasury rate lock, net of tax	$(3,842)	$(4,332)
Deferred gain on the settlement of interest rate swap agreements entered into in connection with the Securitization, net of tax	866	1,238
Unrealized losses related to interest rate swap agreements, net of tax	(11,579)	(16,349)

During the years ended December 31, 2009 and 2008, the Company recorded an aggregate net unrealized gain of approximately $4.8 million and an unrealized loss of $15.8 million, respectively (net of tax provisions of approximately $3.0 million and $10.2 million, respectively) in other comprehensive loss for the change in fair value of interest rate swaps designated as cash flow hedges and reclassified an aggregate of $0.1 million and $0.1 million, respectively (net of income tax provisions of $0.1 million and $2.0 million, respectively) into results of operations.

10.    FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows:

	December 31, 2009
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments and available-for-sale securities (1)	$9,776			$9,776

Liabilities:
Interest rate swap agreements (2)		$18,852		$18,852

	December 31, 2008
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments and available-for-sale securities (1)	$2,028			$2,028

Liabilities:
Interest rate swap agreements (2)		$26,621		$26,621

(1)	Consists of available-for-sale securities traded on active markets as well as certain Brazilian Treasury securities that are highly liquid and actively traded in over-the-counter markets.
(2)	Consists of interest rate swap agreements based on the London Interbank Offering Rate (“LIBOR”) swap rate whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s interest rate swap agreements recorded as liabilities is included in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2009. Fair valuations of the Company’s interest rate swap agreements reflect the value of the instrument including the values associated with counterparty risk and the Company’s own credit standing. The Company includes in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract.

Items Measured at Fair Value on a Nonrecurring Basis—The Company’s long-lived assets, intangibles and goodwill are measured at fair value on a nonrecurring basis. During the year ended December 31, 2009, the Company recorded charges of approximately $12.4 million to write down certain long-lived assets to their net realizable value. The $12.4 million write down was determined by comparing the estimated proceeds from sales of assets or the projected future discounted cash flows to be provided from the long-lived assets (calculated using Level 3 inputs) to the assets’ carrying value.

11.    INCOME TAXES

The Company files a consolidated United States federal tax return, which includes all of its wholly owned domestic subsidiaries, and the Company also files tax returns in various states and countries. The Company’s state tax returns reflect different combinations of the Company’s subsidiaries and are dependent on the connection each subsidiary has with a particular state. The following information pertains to the Company’s income taxes on a consolidated basis.

The income tax provision from continuing operations was comprised of the following for the years ended December 31, (in thousands):

	2009	2008	2007
Current:
Federal	$(6,508)	$—	$(911)
State	(5,623)	(5,207)	(2,531)
Foreign	(13,654)	(37,789)	(35,127)
Deferred:
Federal	(156,282)	(97,528)	(61,513)
State	(8,412)	(11,591)	45,025
Foreign	7,914	16,606	(4,752)

Income tax provision	$(182,565)	$(135,509)	$(59,809)

The domestic and international components of income from continuing operations before income taxes and income on equity method investments were as follows for the years ended December 31, (in thousands):

	2009	2008	2007
United States	$407,112	$295,139	$118,922
International	14,375	76,781	33,918

Total	$421,487	$371,920	$152,840

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation between the U.S. statutory rate and the effective rate from continuing operations was as follows for the years ended December 31,

	2009	2008	2007
Statutory tax rate	35%	35%	35%
State taxes, net of federal benefit	3	4	(19)
Non-deductible losses on retirement of long-term obligations	—	—	1
Non-deductible stock compensation	1	1	2
Foreign taxes	3	3	9
Changes in uncertain tax positions	(4)	2	(1)
Valuation allowance	—	(2)	4
Foreign currency gains	3	(7)	8
Audit settlement	2	—	—

Effective tax rate	43%	36%	39%

The components of the net deferred tax asset and related valuation allowance are as follows as of December 31, (in thousands):

	2009	2008
Current assets:
Allowances, accruals and other items not currently deductible	$21,771	$14,908
Net operating loss carryforwards	173,062	154,896
Current deferred liabilities	(10,316)	(10,356)

Net short-term deferred tax assets	$184,517	$159,448

Long-term items:
Assets:
Net operating loss carryforwards	318,557	474,927
Basis step-up from corporate restructuring and tax planning strategies	31,358	39,998
Accrued asset retirement obligations	81,573	66,409
Stock awards	35,549	30,742
Deferred revenue	61,708	35,401
Items not currently deductible and other	97,066	100,702
Liabilities:
Depreciation and amortization	(297,321)	(238,103)
Deferred rent	(62,703)	(57,556)
Other	(28,919)	(23,740)

Subtotal	236,868	428,780
Less: Valuation allowance	(47,816)	(47,352)

Net long-term deferred tax assets	$189,052	$381,428

The valuation allowance increased from $47.4 million as of December 31, 2008 to $47.8 million as of December 31, 2009. The increase was primarily due to foreign valuation allowances on loss carryforwards.

The Company’s deferred tax assets as of December 31, 2009 and 2008 in the table above do not include $113.9 million and $105.8 million, respectively, of excess tax benefits from the exercises of employee stock options that

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are a component of net operating losses. Total stockholders’ equity as of December 31, 2009 will be increased by $113.9 million if and when any such excess tax benefits are ultimately realized.

Basis step-up from corporate restructuring represents the tax effects of increasing the basis for tax purposes of certain of the Company’s assets in conjunction with its spin-off from American Radio Systems Corporation, its former parent company.

At December 31, 2009, the Company had net federal and state operating loss carryforwards available to reduce future federal and state taxable income of approximately $1.3 billion. If not utilized, the Company’s net operating loss carryforwards expire as follows (in thousands):

Years ended December 31,	Federal	State
2010 to 2014	$—	$44,787
2015 to 2019	—	303 659
2020 to 2024	892,577	770,032
2025 to 2029	419,138	184,946

Total	$1,311,715	$1,303,424

In addition, the Company has alternative minimum tax credits of $6.6 million which carry forward indefinitely, as well as Mexican tax credits of $5.3 million which if not utilized would expire in 2017.

As of December 31, 2009, 2008 and 2007, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $24.9 million, $47.8 million and $23.0 million, respectively. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $1.0 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows for the years ended December 31, (in thousands):

	2009	2008	2007
Balance at January 1,	$94,076	$65,906	$183,953
Additions based on tax positions related to the current year	5,640	35,658	2,572
Additions for tax positions of prior years	592	3,162	5,412
Reductions for tax positions of prior years	—	(437)	(120,016)
Foreign currency	905	(5,967)	26
Settlements with tax authorities	(2,999)	(3,103)	(5,372)
Reduction as a result of the lapse of statute limitations	(10,239)	(1,143)	(669)

Balance at December 31,	$87,975	$94,076	$65,906
Cash advance in connection with proposed settlement	—	(2,412)	(6,682)

Balance at December 31, net of cash advances	$87,975	$91,664	$59,224

During the year ended December 31, 2009, the Company recorded penalties and tax-related interest income of $14.1 million. During the year ended December 31, 2008, the Company recorded penalties and tax-related interest expense of $3.8 million. During the year ended December 31, 2007, the Company recorded penalties and tax-related income of $2.5 million and interest income from tax refunds of $1.5 million. As of December 31, 2009 and 2008, the total unrecognized tax benefits included in other long-term liabilities in the consolidated

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheets was $16.5 million and $24.7 million, respectively. As of December 31, 2009 and 2008, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the consolidated balance sheets was $15.2 million and $29.1 million, respectively.

During the year ended December 31, 2008, the Company recorded an income tax benefit of $110.1 million related to losses associated with its investment in Verestar as income from discontinued operations. In addition, the Company also recorded a reserve of $35.7 million due to potential uncertainties in sustaining the tax deduction with applicable taxing jurisdictions.

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

In connection with the above program, the Company paid $6.7 million to the Mexican tax authority during the year ended December 31, 2007 as a proposed settlement offer for other uncertain tax positions related to 2003 and 2004. The Company considers these items to be effectively settled, in part due to the expiration of the statute of limitations.

During the years ended December 31, 2009 and 2008, the statute of limitations on certain unrecognized tax benefits lapsed, which resulted in a decrease of $10.2 million and $1.1 million, respectively, in the liability for uncertain tax benefits, all of which reduced the income tax provision.

The Company files numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. The Company is subject to examination in various U.S. state jurisdictions for certain tax years. As a result of the Company’s ability to carryforward federal and state net operating losses, the applicable tax years remain open to examination until three years after the applicable loss carryforwards have been used or expired. The U.S. federal income tax examinations for tax years 2004 and 2005 were concluded during the year ended December 31, 2009. Upon conclusion of the examinations, the Company recognized additional income tax expense of $10.0 million relating to the disallowance of certain deductions, which is reflected in the accompanying consolidated statement of operations for the year ended December 31, 2009.

At December 31, 2009, the Company has provided a valuation allowance of approximately $47.8 million which primarily relates to state net operating loss carryforwards, equity investments and foreign items. The Company has not provided a valuation allowance for the remaining deferred tax assets, primarily its federal net operating loss carryforwards, as management believes the Company will have sufficient taxable income to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The realization of the Company’s deferred tax assets as of December 31, 2009 will be dependent upon its ability to generate approximately $0.9 billion in federal and state taxable income, respectively, from January 1, 2010 to December 31, 2029. If the Company is unable to generate sufficient taxable income in the future, it will be required to reduce its net deferred tax asset through a charge to income tax expense, which would result in a corresponding decrease in stockholders’ equity.

From time to time the Company is subject to examination by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2009.

12.    STOCK-BASED COMPENSATION

The Company recognized stock-based compensation of $60.7 million, $54.8 million and $54.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Stock-based compensation for the year ended December 31, 2009 included $6.9 million related to the modification of the vesting and exercise terms for certain employee’s equity awards. The Company did not capitalize any stock-based compensation during the years ended December 31, 2009 and 2008.

Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. In May 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”), which provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Under the 2007 Plan, exercise prices in the case of non-qualified and incentive stock options are not less than the fair market value of the underlying common stock on the date of grant. Equity awards typically vest ratably over various periods, generally four years, and generally expire ten years from the date of grant.

Stock Options—During the year ended December 31, 2009, the Company granted options to purchase approximately 1.7 million shares of Common Stock under the 2007 Plan. As of December 31, 2009, the Company had the ability to grant stock-based awards with respect to an aggregate of 23.7 million shares of Common Stock under the 2007 Plan.

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

Key assumptions used to apply this pricing model are as follows:

	2009	2008	2007
Range of risk-free interest rates	1.41% – 2.04%	1.44% – 3.05%	3.41% – 4.92%
Weighted average risk-free interest rate	1.71%	1.89%	4.40%
Expected life of option grants	4.00 years	4.00 years	6.25 years
Range of expected volatility of underlying stock price	36.00% – 36.63%	28.51% – 35.30%	27.53% – 28.11%
Weighted average expected volatility of underlying stock price	36.23%	29.10%	28.00%
Expected annual dividends	N/A	N/A	N/A

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, total unrecognized compensation expense related to unvested stock options was approximately $40.1 million and is expected to be recognized over a weighted average period of approximately two years. The amount of cash received from the exercise of stock options was approximately $63.9 million during the year ended December 31, 2009. During the year ended December 31, 2009, the Company realized approximately $0.3 million of state tax benefits from the exercise of stock options. A summary of weighted average grant date fair value and the intrinsic value of stock options exercised is as follows:

	2009	2008	2007
Weighted average grant date fair value per share	$8.90	$9.55	$14.54
Intrinsic value of stock options exercised (in millions)	40.12	99.08	167.46

The following table summarizes the Company’s option activity for the periods presented:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2009	13,185,866	$30.12

Granted	1,698,669	28.94
Exercised	(2,921,413)	21.84
Forfeited	(284,974)	33.98
Expired	(243,970)	37.22

Outstanding as of December 31, 2009	11,434,178	$31.81	6.63	$131.0

Exercisable as of December 31, 2009	5,913,170	$29.20	5.69	$83.2
Vested or expected to vest as of December 31, 2009	11,398,507	$31.79	6.63	$130.9

The following table sets forth information regarding options outstanding at December 31, 2009:

Options Outstanding				Options Exercisable
Outstanding Number of Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
1,572,282	$ 1.55 —$18.60	$15.53	4.49	1,572,282	$15.53
599,620	20.93 — 27.86	23.04	5.60	502,945	22.50
1,559,211	28.39 — 31.09	28.64	8.61	167,566	29.86
2,317,543	31.50 — 37.13	31.61	5.67	1,439,696	31.64
4,343,203	37.52 — 37.70	37.57	7.06	1,741,856	37.55
1,042,319	37.88 — 48.88	42.62	7.78	488,825	42.93

11,434,178	1.55 — 48.88	31.81	6.63	5,913,170	29.20

Restricted Stock Units—During the year ended December 31, 2009, the Company granted restricted stock units with respect to 1.3 million shares of its Common Stock pursuant to the 2007 Plan. Restricted stock units typically vest ratably over various periods, generally four years. The Company recognizes the expense associated with the units over the vesting term. The expense is based on the fair market value of the units awarded at the date of grant, times the number of shares subject to the units awarded.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s restricted stock unit activity during the year ended December 31, 2009:

	Number of Units	Weighted Average Grant- Date Fair Value
Outstanding as of January 1, 2009	1,138,268	$37.19
Granted	1,309,557	28.72
Vested	(298,481)	36.71
Forfeited	(123,312)	33.78

Outstanding as of December 31, 2009	2,026,032	$31.98

Vested and expected to vest, net of estimated forfeitures, as of December 31, 2009	1,944,171	$32.00

As of December 31, 2009, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan was $48.1 million and is expected to be recognized over a weighted average period of approximately three years.

Employee Stock Purchase Plan—The Company also maintains an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, shares of the Company’s Common Stock may be purchased during bi-annual offering periods at 85% of the lower of the fair market value on the first or the last day of each offering period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period and may not purchase more than $25,000 worth of stock in a calendar year (based on market values at the beginning of each offering period). The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the 2009, 2008 and 2007 offering periods employees purchased 77,509, 55,764 and 48,886 shares, respectively, at weighted average prices per share of $23.91, $30.08 and $33.93, respectively. The fair value of the ESPP offerings is estimated on the offering period commencement date using a Black-Scholes pricing model with the expense recognized over the expected life, which is the six month offering period over which employees accumulate payroll deductions to purchase the Company’s Common Stock. The weighted average fair value for the ESPP shares purchased during 2009, 2008 and 2007 were $6.65, $7.89 and $9.09, respectively. At December 31, 2009, 8.7 million shares remain reserved for future issuance under the plan.

Key assumptions used to apply this pricing model for the years ended December 31, are as follows:

	2009	2008	2007
Range of risk free interest rates	0.29% - 0.44%	1.99% - 3.28%	4.98% - 5.05%
Weighted average risk-free interest rate	0.38%	2.58%	5.02%
Expected life of the shares	6 months	6 months	6 months
Range of expected volatility of underlying stock price	35.31% - 36.63%	27.85% - 28.51%	27.53% - 28.74%
Weighted average expected volatility of underlying stock price	35.83%	28.51%	28.22%
Expected annual dividends	N/A	N/A	N/A

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

In August 2005, the Company completed its merger with SpectraSite, Inc. and assumed outstanding warrants to purchase shares of SpectraSite, Inc. common stock. As of the merger completion date, each warrant was exercisable for two shares of SpectraSite, Inc. common stock at an exercise price of $32 per warrant. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase shares of the Company’s Common Stock, such that upon exercise of each warrant, the holder has a right to receive 3.575 shares of the Company’s Common Stock in lieu of each share of SpectraSite, Inc. common stock that would have been receivable under each assumed warrant prior to the merger. Upon completion of the Company’s merger with SpectraSite, Inc., these warrants were exercisable for approximately 6.8 million shares of Common Stock. Of these warrants, warrants to purchase approximately 1.7 million and 1.8 million shares of Common Stock remained outstanding as of December 31, 2009 and 2008, respectively. These warrants expired on February 10, 2010.

Stock Repurchase Program—During the year ended December 31, 2009, the Company repurchased an aggregate of approximately 6.6 million shares of its Common Stock for an aggregate of $214.7 million, including commissions and fees, of which $210.2 million was paid in cash prior to December 31, 2009 and $4.5 million was included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2009, pursuant to its publicly announced stock repurchase program, as described below.

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

Between January 1, 2010 and February 12, 2010, the Company repurchased approximately 0.8 million shares of its Common Stock for an aggregate of $33.5 million, including commissions and fees. As of February 12, 2010, the Company had repurchased a total of 21.3 million shares of its Common Stock for an aggregate of $781.6 million, including commissions and fees pursuant to the 2008 Buyback. The Company expects to continue to manage the pacing of the remaining $718.4 million under the 2008 Buyback in response to general market conditions and other relevant factors.

3.25% Convertible Notes—During the year ended December 31, 2008, the Company issued a notice for the redemption of all of its outstanding 3.25% convertible notes due August 1, 2010 (“3.25% Notes”). In accordance with the conversion provisions of the 3.25% Notes and the indenture for the 3.25% Notes, holders of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the notes had the right at any time until and including, but not after, the close of business on August 5, 2008, to convert their notes into shares of the Company’s Common Stock. Holders of all $4.7 million of the outstanding 3.25% Notes converted their notes into an aggregate of approximately 0.4 million shares of the Company’s Common Stock prior to redemption. As a result, as of August 6, 2008, none of the 3.25% Notes remained outstanding. The Company recorded a charge of $0.2 million related to amounts paid in excess of carrying value, which is reflected in loss on retirement of long-term obligations in the accompanying consolidated statement of operations for the year ended December 31, 2008.

3.00% Convertible Notes—During the year ended December 31, 2009, the Company issued a notice for the redemption of the remaining $162.2 million aggregate principal amount of its 3.00% Notes. In accordance with the conversion provisions and the indenture for the 3.00% Notes, holders of the 3.00% Notes had the right at any time up to and including, but not after the close of business on August 26, 2009, to convert their 3.00% Notes into shares of Common Stock at a conversion rate of 48.7805 shares per $1,000 principal amount of notes. Holders of approximately $162.1 million of the 3.00% Notes converted their notes into an aggregate of 7,908,316 shares of Common Stock prior to redemption. In accordance with the redemption provisions and the indenture for the 3.00% Notes, the remaining 3.00% Notes were redeemed at a price equal to 101.125% of the principal amount, plus accrued and unpaid interest up to, but excluding, August 27, 2009, for an aggregate purchase price of $0.1 million. Upon completion of this redemption, none of the 3.00% Notes remained outstanding.

14.    IMPAIRMENTS, NET LOSS ON SALE OF LONG-LIVED ASSETS

During the years ended December 31, 2009, 2008 and 2007, the Company recorded impairments and net loss on sale of long-lived assets (primarily related to its rental and management segment) of $12.6 million, $11.2 million and $9.2 million, respectively. Included in these amounts are impairment charges to write down certain assets to net realizable value after an indicator of impairment had been identified of approximately $12.4 million, $6.8 million and $6.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Also included in these amounts are net losses associated with the sales of certain non-core towers and other assets and other miscellaneous items of $0.2 million, $4.4 million, and $3.0 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

15.    EARNINGS PER COMMON SHARE

The following table sets forth basic and diluted income from continuing operations per common share computational data for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share data):

	2009	2008	2007
Income from continuing operations attributable to American Tower Corporation	$238,416	$236,264	$92,712

Effect of convertible notes	1,734	5,224	—

Income available to common shareholders, as adjusted for diluted earnings	$240,150	$241,488	$92,712

Basic weighted average common shares outstanding	398,375	395,947	413,167
Dilutive securities:
Stock awards, warrants and convertible notes	8,573	22,410	12,912

Diluted weighted average common shares outstanding	406,948	418,357	426,079

Basic income from continuing operations attributable to American Tower Corporation per common share	$0.60	$0.60	$0.22

Diluted income from continuing operations attributable to American Tower Corporation per common share	$0.59	$0.58	$0.22

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2009, 2008 and 2007, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 1.2 million, 1.2 million and 18.5 million, respectively, and stock options and share based awards of 9.5 million, 6.3 million and 6.1 million, respectively, as the effect would be anti-dilutive.

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

Future minimum rental payments under non-cancelable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable tower site and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the lease. Such payments in effect at December 31, 2009 are as follows (in thousands):

Year Ending December 31,
2010	$258,427
2011	251,553
2012	243,457
2013	237,828
2014	233,483
Thereafter	2,814,908

Total	$4,039,656

Aggregate rent expense (including the effect of straight-line rent expense) under operating leases for the years ended December 31, 2009, 2008 and 2007 approximated $275.1 million, $263.9 million and $246.4 million, respectively.

Future minimum payments under capital leases in effect at December 31, 2009 are as follows (in thousands):

Year Ending December 31,
2010	$4,489
2011	3,985
2012	3,522
2013	3,379
2014	3,424
Thereafter	182,933

Total minimum lease payments	201,732
Less amounts representing interest	(156,665)

Present value of capital lease obligations	$45,067

Customer Leases—The Company’s lease agreements with its customers vary depending upon the region and the industry of the customer. In the United States, initial terms for television and radio broadcast leases typically

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

range between 10 to 20 years, while leases for wireless communications providers generally have initial terms of five to ten years. In Mexico, Brazil and India, the Company’s typical tenant leases have an initial term of 10 years. In most cases, the Company’s tenant leases have multiple renewal terms at the option of the customer.

Future minimum rental receipts expected from customers under non-cancelable operating lease agreements in effect at December 31, 2009 are as follows (in thousands):

Year Ending December 31,
2010	$1,580,074
2011	1,479,003
2012	1,383,804
2013	1,250,129
2014	1,088,969
Thereafter	2,739,799

Total	$9,521,778

Legal and Governmental Proceedings Related to Review of Stock Option Granting Practices and Related Accounting—During the year ended December 31, 2006, the Company received a letter of informal inquiry from the SEC Division of Enforcement, a subpoena from the United States Attorney’s Office for the Eastern District of New York, and an Information Document Request from the Internal Revenue Service (“IRS”), each requesting documents and other information related to Company stock option grants and stock option practices. In addition, in August 2007, the Company received a request for information from the Department of Labor (“DOL”) with respect to the Company’s retirement savings plan, including documents related to Company stock option grants and the Company’s historical stock option administrative practices. The Company has also become aware that a former officer of the Company has received a “Wells” notice from the SEC which affords such individual the opportunity to make a submission to the SEC with respect to contemplated civil enforcement recommendations against such individual for certain violations of the federal securities laws. In September 2008, the DOL concluded its review and advised the Company that no action would be taken. The reviews being conducted by the SEC, the U.S. Attorney’s Office and the IRS remain ongoing, and the Company continues to cooperate on these matters.

The Company was subject to a securities class action relating to its historical stock option granting practices and related accounting. On May 26, 2006, a purported securities class action was filed in United States District Court for the District of Massachusetts against the Company and certain of its current and former officers by John S. Greenebaum for monetary relief. In March 2007, an amended consolidated complaint was filed, naming certain of our current and former officers and directors of the Company as defendants and alleging that the defendants violated federal securities laws in connection with public statements made relating to the Company’s stock option practices and related accounting. The complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In February 2008, the court preliminarily approved a settlement the Company had reached with the plaintiffs. The settlement provided for a payment by the Company of $14.0 million and led to a dismissal of all claims against all defendants in the litigation. In March and April of 2008, the Company paid the settlement amount. In May 2008, the original plaintiff, Mr. Greenebaum, filed an objection to the settlement which was subsequently dismissed by the court. In June and July of 2008, the court approved the settlement and denied a request by Mr. Greenebaum to opt-out of the settlement class certified by the court. Mr. Greenebaum appealed the decision of the court relating to him and in December 2008, the Company entered into a settlement agreement with Mr. Greenebaum providing for payment by the Company of $5,000, which the court approved in January 2009. In January 2009, the plaintiff’s class entered into a settlement agreement with Mr. Greenebaum. As a result of these settlements, Mr. Greenebaum withdrew his appeals, effectively ending the litigation.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 24, 2006 and June 14, 2006, two shareholder derivative lawsuits were filed in Suffolk County Superior Court in Massachusetts by Eric Johnston and Robert L. Garber, respectively. The lawsuits were filed against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties and unjust enrichment in connection with the Company’s historical stock option granting practices. The lawsuits also named the Company as a nominal defendant. The lawsuits sought to recover the damages sustained by the Company and disgorgement of all profits received with respect to the alleged backdated stock options. In October 2007, the court dismissed the complaint, without leave to amend, due to the plaintiffs’ failure to make a demand upon the Company’s Board of Directors before initiating their lawsuits. In December 2007, the plaintiffs filed an appeal of that decision to the Massachusetts Court of Appeals. In June 2008, the Massachusetts Supreme Judicial Court elected, on its own motion, to hear the appeal, and in April 2009, affirmed the judgment dismissing the complaint without leave to amend. The plaintiffs’ right to initiate a new claim based on the response to the demand made at the time of dismissal expired in July 2009.

Mexico Litigation—One of the Company’s subsidiaries, SpectraSite Communications, Inc. (“SCI”), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was sold in 2002, prior to the Company’s merger with SCI’s parent in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for the Company is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have full jurisdiction over SCI. These decisions were appealed by the plaintiff, and in July 2008, they were reversed by an intermediate Mexican appellate court. In its decision, the intermediate appellate court identified potential damages of approximately $23.0 million. SCI appealed that ruling to a higher constitutional court in Mexico. In January 2009, the constitutional court ruled in SCI’s favor, remanding the case back to the intermediate appellate court for further proceedings. In March 2009, the intermediate appellate court issued its decision, which reasserts jurisdiction and reimposes liability on SCI. In April 2009, as permitted under Mexican law, SCI filed an appeal of this decision to the higher constitutional court on the grounds that the decision of the intermediate appellate court is inconsistent with the January 2009 ruling of the higher constitutional court and Mexican law. In August 2009, the plaintiff filed a petition with the Supreme Court of Mexico asking the court to rule on SCI’s appeal to the constitutional court. In September 2009, the Supreme Court refused to hear the appeal. As a result, the case remains pending in the constitutional court and the Company is unable to estimate its share, if any, of potential liability at this stage of the proceedings.

AT&T Transaction—SpectraSite entered into an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the Securitization. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SpectraSite has the option to purchase the sites subject to the lease or sublease upon their expiration. Each of the towers is assigned into an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $413.0 million as of December 31, 2009, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by SpectraSite at the expiration of the lease or sublease, AT&T has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the CPI.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL (which completed its merger with Verizon Wireless in January 2009) to acquire towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase these towers at the expiration of the sublease period, which will occur between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the sublease period. The aggregate purchase option price for the subleased towers was approximately $63.3 million as of December 31, 2009. At ALLTEL’s option, at the expiration of the sublease period the purchase price would be payable in cash or with 769 shares of the Company’s Common Stock per tower.

Guarantees and Indemnifications—The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements, but do not guaranty future performance. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in duration and/or amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2009, is not aware of any agreements that could result in a material payment.

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

17.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and non-cash investing and financing activities for the years ended December 31 are as follows (in thousands):

	December 31,
	2009	2008	2007
Supplemental cash flow information:
Cash paid during the period for interest	$242,649	$248,551	$236,389
Cash paid (received) during the period for income taxes (net of refunds)	40,214	35,062	(29,034)
Non-cash investing and financing activities:
Conversion of convertible notes (excluding loss on retirement)	160,331	198,545	88,085
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	(6,555)	(5,593)	(1,474)
Capital leases	2,215	1,439	1,639

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    BUSINESS SEGMENTS

As of December 31, 2009, the Company operates in two business segments: rental and management and network development services. The rental and management segment provides for the leasing and subleasing of antenna sites on multi-tenant towers and other properties for a diverse range of customers primarily in the wireless communications and broadcast industries. Through its network development services segment, the Company offers tower-related services in the United States, including site acquisition, zoning and permitting services and structural analysis services which directly support the Company’s site leasing business and the addition of new tenants and equipment on its sites.

The accounting policies applied in compiling the segment information below are similar to those described in note 1. In evaluating financial performance, management focuses on segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expense. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the rental and management segment operating profit and segment gross margin also include interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), noncontrolling interest in net earnings of subsidiaries, income (loss) on equity method investments, income taxes and discontinued operations.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments as of and for the years ended December 31, 2009, 2008 and 2007 is shown in the tables below. The Other column below represents amounts excluded from specific segments, such as stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; other operating expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as well as reconciles segment operating profit to income (loss) before income taxes, noncontrolling interest and income (loss) on equity method investments. Rental and management segment gross margin for the years ended December 31, 2009, 2008 and 2007 includes non-cash straight-line revenue of $36.3 million, $50.4 million and $69.7 million, respectively and non-cash straight-line expense of $26.6 million, $27.6 million and $26.7 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Rental and Management	Network Development Services	Other	Total
	(in thousands)
Year Ended December 31, 2009
Segment revenues	$1,668,420	$55,694		$1,724,114
Segment operating expenses	383,990	32,385		416,375
Interest income, TV Azteca, net	14,210			14,210

Segment gross margin	$1,298,640	$23,309		$1,321,949

Segment selling, general, administrative and development expenses	86,186	5,816		92,002

Segment operating profit	$1,212,454	$17,493		$1,229,947

Other selling, general, administrative and development expenses			$109,692	109,692
Depreciation, amortization and accretion	404,539	2,644	7,436	414,619
Other expenses (principally interest expense)			284,149	$284,149

Income (loss) before income taxes and income on equity method investments	$807,915	$14,849	$(401,277)	$421,487

Capital expenditures	$235,468	$7,272	$7,522	$250,262

	Rental and Management	Network Development Services	Other	Total
	(in thousands)
Year Ended December 31, 2008
Segment revenues	$1,547,035	$46,469		$1,593,504
Segment operating expenses	363,024	26,831		389,855
Interest income, TV Azteca, net	14,253			14,253

Segment gross margin	$1,198,264	$19,638		$1,217,902

Segment selling, general, administrative and development expenses	68,104	4,351		72,455

Segment operating profit	$1,130,160	$15,287		$1,145,447

Other selling, general, administrative and development expenses			$107,919	107,919
Depreciation, amortization and accretion	395,974	2,511	6,847	405,332
Other expenses (principally interest expense)			260,276	260,276

Income (loss) before income taxes and income on equity method investments	$734,186	$12,776	$(375,042)	$371,920

Capital expenditures	$235,625	$2,287	$5,572	$243,484

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Rental and Management	Network Development Services	Other	Total
	(in thousands)
Year Ended December 31, 2007
Segment revenues	$1,425,975	$30,619		$1,456,594
Segment operating expenses	343,450	16,172		359,622
Interest income, TV Azteca, net	14,207			14,207

Segment gross margin	$1,096,732	$14,447		$1,111,179

Segment selling, general, administrative and development expenses	65,920	3,726		69,646

Segment operating profit	$1,030,812	$10,721		$1,041,533

Other selling, general, administrative and development expenses			$116,837	116,837
Depreciation, amortization and accretion	514,486	2,168	6,274	522,928
Other expenses (principally interest expense)			248,928	248,928

Income (loss) before income taxes and income on equity method investments	$516,326	$8,553	$(372,039)	$152,840

Capital expenditures	$139,569	$2,115	$12,697	$154,381

Additional information relating to the Company’s operating segments is as follows (in thousands):

	Total Assets
	2009	2008
Rental and Management	$7,934,650	$7,398,877
Network Development Services	39,735	35,618
Other	538,283	777,170

	$8,512,668	$8,211,665

The Other line item above includes corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts which have not been allocated to specific segments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized geographic information related to the Company’s operating revenues and long-lived assets (property and equipment, net, goodwill and other intangible assets, net) as of and for the years ended December 31 is as follows (in thousands):

	December 31,
	2009	2008	2007
Operating Revenues:
United States	$1,463,744	$1,366,685	$1,268,316
International:
Mexico	153,121	155,321	134,800
Brazil	85,013	71,001	53,478
India	22,236	497	—

Total International	260,370	226,819	188,278

Total operating revenues	$1,724,114	$1,593,504	$1,456,594

	December 31,
	2009	2008
Long-Lived Assets:
United States	$6,320,887	$6,339,947
International:
Mexico	273,870	327,398
Brazil	186,226	98,471
India	231,011	9,208

Total International	691,107	435,077

Total long-lived assets	$7,011,994	$6,775,024

For the year ended December 31, 2009, three customers within the rental and management and network development services segments accounted for 10% or more of the Company’s consolidated operating revenues: AT&T Mobility, which accounted for approximately 19% of revenues, Sprint Nextel, which accounted for approximately 18% of revenues, and Verizon Wireless, which accounted for approximately 15% of revenues.

For the year ended December 31, 2008, three customers within the rental and management and network development services segments accounted for 10% or more of the Company’s consolidated operating revenues: AT&T Mobility, which accounted for approximately 20% of revenues, Sprint Nextel, which accounted for approximately 19% of revenues, and Verizon Wireless and ALLTEL, which completed their merger in January 2009, accounted for approximately 11% and 5%, respectively, of revenues.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    RELATED PARTY TRANSACTIONS

During the years ended December 31, 2009, 2008, and 2007, the Company had no significant related party transactions.

20.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2009 and 2008 is as follows (in thousands, except per share data):

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2009:
Operating revenues	$408,678	$423,358	$444,105	$447,973	$1,724,114
Cost of operations (1)	97,705	102,573	108,594	107,503	416,375
Operating income	150,285	166,447	179,077	176,449	672,258
Net income attributable to American Tower Corporation	58,601	56,289	67,355	64,350	246,595
Basic net income per common share	0.15	0.14	0.17	0.16	0.62
Diluted net income per common share	0.15	0.14	0.17	0.16	0.61

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2008:
Operating revenues	$382,184	$393,728	$409,268	$408,324	$1,593,504
Cost of operations (1)	90,558	96,874	103,857	98,566	389,855
Operating income	144,856	154,790	154,367	152,741	606,754
Net income attributable to American Tower Corporation (2)	42,155	158,786	60,466	85,839	347,246
Basic net income per common share	0.11	0.40	0.15	0.22	0.88
Diluted net income per common share	0.10	0.38	0.15	0.21	0.84

(1)	Represents operating expenses, exclusive of depreciation, amortization and accretion, selling, general, administrative and development expense, and other operating expenses.
(2)	The three months ended June 30, 2008, includes an income tax benefit of $110.1 million related to losses associated with our investment in Verestar as income from discontinued operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    SUBSEQUENT EVENT

Asia Acquisition—On February 24, 2010, the Company announced that its indirect wholly owned Indian subsidiary, Transcend, has entered into a definitive stock purchase agreement pursuant to which it will acquire from three Indian companies, Essar Telecom Infrastructure Holding Overseas Ltd., Essar Securities Limited, and Essar Investments, Limited, substantially all of the issued and outstanding shares of Essar Telecom Infrastructure Private Limited (“ETIPL”). ETIPL owns and operates approximately 4,450 wireless tower sites in India, including a number of tower sites that are currently under construction. The total consideration for the acquisition is estimated to be $430 million and is subject to certain post closing adjustments. The consideration to be provided will be satisfied with cash and the assumption of ETIPL’s net liabilities at closing. The Company expects to use its Revolving Credit Facility to satisfy the cash requirements at closing. Consummation of the acquisition is subject to certain conditions, including receipt of regulatory approvals and other customary closing conditions. The transaction is expected to close by the end of the second quarter of 2010.

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

The exhibits below are included, either by being filed herewith or by incorporation by reference, as part of this Annual Report on Form 10-K. Exhibits are identified according to the number assigned to them in Item 601 of SEC Regulation S-K. Documents that are incorporated by reference are identified by their Exhibit number as set forth in the filing from which they are incorporated by reference. The filings of the Registrant from which various exhibits are incorporated by reference into this Annual Report are indicated by parenthetical numbering which corresponds to the following key:

(1)	Annual Report on Form 10-K (File No. 001-14195) filed on April 2, 2001;

(2)	Quarterly Report on Form 10-Q (File No. 001-14195) filed August 14, 2001;

(3)	Registration Statement on Form S-4 (File No. 333-111952) filed on January 15, 2004;

(4)	Current Report on Form 8-K (File No. 001-14195) filed on May 5, 2005;

(5)	Registration Statement on Form S-4 (File No. 333-125328) filed on May 27, 2005;

(6)	Annual Report on Form 10-K (File No. 001-14195) filed on March 15, 2006;

(7)	Tender Offer Statement on Schedule TO (File No. 005-55211) filed on November 29, 2006;

(8)	Definitive Proxy Statement on Schedule 14A (File No. 001-14195) filed on March 22, 2007;

(9)	Current Report on Form 8-K (File No. 001-14195) filed on May 22, 2007;

(10)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 7, 2007;

(11)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 9, 2007;

(12)	Annual Report on Form 10-K (File No. 001-14195) filed on March 14, 2008;

(13)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 8, 2008;

(14)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 6, 2008;

(15)	Current Report on Form 8-K (File No. 001-14195) filed on February 26, 2009;

(16)	Current Report on Form 8-K (File No. 001-14195) filed on March 5, 2009;

(17)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 8, 2009;

(18)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 6, 2009; and

(19)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 5, 2009.

Exhibit No.	Description of Document	Exhibit File No.

2	Agreement and Plan of Merger by and among American Tower Corporation, Asteroid Merger Sub, LLC and SpectraSite, Inc., dated as of May 3, 2005	2(4)

3.1	Amended and Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on August 8, 2005	Annex E (5)

3.2	By-Laws, as amended February 25, 2009, of the Company	3.1(15)

4.1	Indenture, dated as of November 18, 2003, by and among ATI, the Guarantors named therein and The Bank of New York, as Trustee, for the 7.25% Senior Subordinated Notes due 2011, including the form of 7.25% Senior Subordinated Note	4.6(3)

4.2	Supplemental Indenture, dated as of May 7, 2007, among ATI, the Guarantors named therein and The Bank of New York, as Trustee, supplementing the indenture for the 7.25% Senior Subordinated Notes Due 2011, dated as of November 18, 2003	10.5(10)

4.3	Indenture, dated as of October 1, 2007, by and between the Company and The Bank of New York, as Trustee, for the 7.00% Senior Notes due 2017, including the form of 7.00% Senior Note	10.2(11)

4.4	Indenture dated as of June 10, 2009 by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 7.25% Senior Notes Due 2019	10.1(18)

4.5	Indenture dated as of October 20, 2009 by and between the Company and The Bank of New York Mellon Trust Company N.A. as Trustee for the 4.625% Senior Notes Due 2015	10.1(19)

10.1	American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(1) (7)*

10.2	Form of Incentive Stock Option Agreement Pursuant to the American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(2) (7)*

10.3	Form of Nonqualified Stock Option Agreement Pursuant to the American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(3) (7)*

10.4	Form of Amendment to Stock Option Agreements	(a)(1)(i) (7)*

10.5	American Tower Corporation 2000 Employee Stock Purchase Plan, as amended and restated	Filed herewith as Exhibit 10.5*

10.6	2003 Equity Incentive Plan of SpectraSite, Inc. (incorporated by reference from Exhibit 10.6 to the SpectraSite Holdings, Inc. Current Report on Form 8-K (File No. 000-27217) filed on February 11, 2003)	10.6*

10.7	Amendment No. 1 to the 2003 Equity Incentive Plan of SpectraSite, Inc. (incorporated by reference from Exhibit 10.11 to the SpectraSite, Inc. Registration Statement on Form S-1 (File No. 333-112154) filed on February 2, 2004)	10.11*

10.8	American Tower Corporation 2007 Equity Incentive Plan	Annex A (8)*

10.9	Form of Notice of Grant of Incentive Stock Option and Option Agreement Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.2(9)*

Exhibit No.	Description of Document	Exhibit File No.

10.10	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.3(9)*

10.11	Notice of Grant of Nonqualified Stock Option and Option Agreement (Non-Employee Director) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.4(9)*

10.12	Form of Restricted Stock Unit Agreement (U.S.) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.15(12)*

10.13	Form of Restricted Stock Unit Agreement (International) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.16(12)*

10.14	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.10(6)*

10.15	Amendment, dated August 6, 2008, to Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.1(14)*

10.16	Amended and Restated Registration Rights Agreement, dated as of February 25, 1999, by and among the Company and each of the parties named therein	10.2(2)

10.17	Loan and Security Agreement, dated as of May 4, 2007, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and American Tower Depositor Sub, LLC, as Lender	10.1(10)

10.18	Management Agreement, dated as of May 4, 2007, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners and SpectraSite Communications, LLC, as Manager	10.2(10)

10.19	Cash Management Agreement, dated as of May 4, 2007, among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, American Tower Depositor Sub, LLC, as Lender, LaSalle Bank National Association, as Agent, and SpectraSite Communications, LLC, as Manager	10.3(10)

10.20	Trust and Servicing Agreement, dated as of May 4, 2007, among American Tower Depositor Sub, LLC, as Depositor, The Bank of New York, as Servicer, and LaSalle Bank National Association, as Trustee	10.4(10)

10.21	Loan Agreement, dated as of June 8, 2007, among the Company, as Borrower, JPMorgan Chase Bank, N.A. and The Toronto Dominion Bank, New York Branch, as Issuing Banks, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the several lenders that are parties thereto	10.6(10)

10.22	Registration Rights Agreement, dated as of October 1, 2007, by and among the Company and the Initial Purchasers named therein with respect to the 7.00% Senior Notes due 2017	10.3(11)

10.23	Lease and Sublease by and among ALLTEL Communications, Inc. and the other entities named therein and American Towers, Inc. and American Tower Corporation, dated , 2001	2.1(1)

Exhibit No.	Description of Document	Exhibit File No.

10.24	Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated December 19, 2000	2.2(1)

10.25	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q (File No. 000-27217) filed on May 11, 2001)	10.2

10.26	Notice of Incremental Facility Commitment, dated as of March 24, 2008	10.1(13)

10.27	Summary Compensation Information for Current Named Executive Officers (incorporated by reference from Item 5.02(c) of Current Report on Form 8-K (File No. 001-14195) filed on March 1, 2010)	*

10.28	Agreement with Steven Moskowitz, dated February 25, 2009	10.1(15)*

10.29	Amendment to Lease and Sublease, dated September 30, 2008, by and between SpectraSite, LLC, American Tower Asset Sub II, LLC, SBC Wireless, LLC and SBC Tower Holdings LLC	10.7(17)**

10.30	Letter Agreement, dated as of February 20, 2009, by and between the Company and Thomas A. Bartlett	10.1(16)*

10.31	Form of Waiver and Termination Agreement	10.4(16)

10.32	Registration Rights Agreement dated June 10, 2009 by and between the Company, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc. with respect to the 7.25% Senior Notes due 2019	10.2(18)

10.33	Registration Rights Agreement dated October 20, 2009 by and between the Company, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated with respect to the 4.625% Senior Notes due 2015	10.2(19)

10.34	Letter Agreement, dated as of February 23, 2009, by and between the Company and Steven C. Marshall	Filed herewith as Exhibit 10.34*

10.35	American Tower Corporation Severance Plan, as amended	Filed herewith as Exhibit 10.35*

10.36	American Tower Corporation Severance Plan Program for Executive Vice Presidents and Chief Executive Officer, as amended	Filed herewith as Exhibit 10.36*

12	Statement Regarding Computation of Earnings to Fixed Charges	Filed herewith as Exhibit 12

21	Subsidiaries of the Company	Filed herewith as Exhibit 21

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23

Exhibit No.	Description of Document	Exhibit File No.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certifications pursuant to 18 U.S.C. Section 1350	Filed herewith as Exhibit 32

101	The following materials from American Tower Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.	Furnished herewith as Exhibit 101

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15 (a)(3).

**	The exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and are marked by an asterisk.