Form 10-Q
period 2010-03-31
AMERICAN TOWER CORP /MA/
filed 2010-05-06
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2010.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of April 23, 2010, there were 403,433,184 shares of Class A Common Stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$352,887	$247,293
Restricted cash	49,794	47,836
Short term investments and available-for-sale securities	18,945	9,776
Accounts receivable, net	73,541	67,949
Prepaid and other current assets	107,208	89,051
Deferred income taxes	216,822	189,451

Total current assets	819,197	651,356

PROPERTY AND EQUIPMENT, net	3,179,196	3,175,511
GOODWILL	2,246,170	2,237,850
OTHER INTANGIBLE ASSETS, net	1,655,608	1,598,633
DEFERRED INCOME TAXES	105,976	198,185
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	668,104	651,133

TOTAL	$8,674,251	$8,512,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	183,854	185,138
Accrued interest	44,024	23,538
Current portion of long-term obligations	77,905	70,521
Unearned revenue	117,028	112,047

Total current liabilities	422,811	391,244

LONG-TERM OBLIGATIONS	4,152,030	4,141,060
OTHER LONG-TERM LIABILITIES	641,564	662,239

Total liabilities	5,216,405	5,194,543

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value, 1,000,000,000 shares authorized, 482,981,759 and 479,703,633 shares issued, and 403,691,679 and 401,596,984 shares outstanding, respectively	4,830	4,797
Additional paid-in capital	8,447,667	8,393,643
Accumulated deficit	(2,013,214)	(2,109,532)
Accumulated other comprehensive income (loss)	28,320	(12,649)
Treasury stock (79,290,080 and 78,106,649 shares at cost, respectively)	(3,012,693)	(2,961,177)

Total American Tower Corporation stockholders’ equity	3,454,910	3,315,082
Noncontrolling interest	2,936	3,043

Total stockholders’ equity	3,457,846	3,318,125

TOTAL	$8,674,251	$8,512,668

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
REVENUES:
Rental and management	$443,818	$395,947
Network development services	10,616	12,731

Total operating revenues	454,434	408,678

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	100,424	90,090
Network development services	6,045	7,615
Depreciation, amortization and accretion	110,835	99,868
Selling, general, administrative and development expense (including stock-based compensation expense of $13,565 and $24,338, respectively)	53,527	57,631
Other operating expenses	4,754	3,189

Total operating expenses	275,585	258,393

OPERATING INCOME	178,849	150,285

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $372 and $372, respectively	3,499	3,499
Interest income	502	499
Interest expense	(58,417)	(61,568)
Other income	396	71

Total other expense	(54,020)	(57,499)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	124,829	92,786
Income tax provision	(28,389)	(37,107)
Income on equity method investments	8	10

INCOME FROM CONTINUING OPERATIONS	96,448	55,689
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION OF $(23) AND $(1,930), RESPECTIVELY	35	3,070

NET INCOME	$96,483	$58,759
Net income attributable to noncontrolling interest	(165)	(158)

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$96,318	$58,601

NET INCOME PER COMMON SHARE AMOUNTS:
BASIC:
Income from continuing operations attributable to American Tower Corporation	$0.24	$0.14
Income from discontinued operations attributable to American Tower Corporation	—	0.01

Net income attributable to American Tower Corporation	$0.24	$0.15

DILUTED:
Income from continuing operations attributable to American Tower Corporation	$0.24	$0.14
Income from discontinued operations attributable to American Tower Corporation	—	0.01

Net income attributable to American Tower Corporation	$0.24	$0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	402,346	397,180

DILUTED	406,080	408,250

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,483	$58,759
Adjustment to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	13,565	24,338
Depreciation, amortization and accretion	110,835	99,868
Other non-cash items reflected in statements of operations	34,625	38,525
Increase in net deferred rent asset	(6,430)	(2,717)
Increase in restricted cash	(2,909)	(9,609)
Increase in assets	(23,093)	(23,367)
Increase in liabilities	30,573	19,941

Cash provided by operating activities	253,649	205,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(55,057)	(49,627)
Payments for acquisitions	(88,487)	(1,145)
Proceeds from sale of available-for-sale securities and other long-term assets	1,075	1,144
Deposits, restricted cash, investments and other	(8,211)	1,120

Cash used for investing activities	(150,680)	(48,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	75,000	—
Repayments of notes payable, credit facilities and capital leases	(60,709)	(1,155)
Purchases of Class A common stock	(58,836)	(4,661)
Proceeds from stock options, warrants and stock purchase plan	47,469	8,898
Deferred financing costs and other financing activities	(274)	(99)

Cash provided by financing activities	2,650	2,983

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(25)	(252)

NET INCREASE IN CASH AND CASH EQUIVALENTS	105,594	159,961
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	247,293	143,077

CASH AND CASH EQUIVALENTS, END OF PERIOD	$352,887	$303,038

CASH PAID FOR INCOME TAXES	$7,899	$7,494

CASH PAID FOR INTEREST	$35,842	$39,111

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—Unaudited

(in thousands, except share data)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Issued Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2008	468,513,843	$4,685	(71,536,947)	$(2,746,429)	$8,109,224	$(20,031)	$(2,356,127)	$3,157	$2,994,479

Share based compensation related activity	740,681	7			30,653				30,660
Issuance of common stock upon exercise of warrants	8,573	—			38				38
Treasury stock activity			(67,438)	(1,836)					(1,836)
Net change in fair value of cash flow hedges, net of tax						300			300	$300
Net realized loss on cash flow hedges, net of tax						29			29	29
Net unrealized loss on available-for-sale securities, net of tax						9			9	9
Foreign currency translation adjustment						(203)			(203)	(203)
Distributions to noncontrolling interest								(165)	(165)
Net income							58,601	158	58,759	58,759

Total comprehensive income									—	$58,894

BALANCE, MARCH 31, 2009	469,263,097	$4,692	(71,604,385)	$(2,748,265)	$8,139,915	$(19,896)	$(2,297,526)	$3,150	$3,082,070

BALANCE, DECEMBER 31, 2009	479,703,633	$4,797	(78,106,649)	$(2,961,177)	$8,393,643	$(12,649)	$(2,109,532)	$3,043	$3,318,125

Share based compensation related activity	1,647,065	17			47,181				47,198
Issuance of common stock upon exercise of warrants	1,631,061	16			6,843				6,859
Treasury stock activity			(1,183,431)	(51,516)					(51,516)
Net change in fair value of cash flow hedges, net of tax						1,519			1,519	$1,519
Net realized gain on cash flow hedges, net of tax						30			30	30
Net unrealized gain on available-for-sale securities, net of tax						12			12	12
Foreign currency translation adjustment						39,408			39,408	39,408
Distributions to noncontrolling interest								(272)	(272)
Net income							96,318	165	96,483	96,483

Total comprehensive income										$137,452

BALANCE, MARCH 31, 2010	482,981,759	$4,830	(79,290,080)	$(3,012,693)	$8,447,667	$28,320	$(2,013,214)	$2,936	$3,457,846

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.	Description of Business, Basis of Presentation and Accounting Policies

American Tower Corporation is, together with its subsidiaries (collectively, “ATC” or the “Company”), an independent developer, owner and operator of wireless and broadcast communications sites in the United States, Mexico, Brazil and India. The Company’s primary business is the leasing of antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. The Company also manages rooftop and tower sites for property owners, operates in-building and outdoor distributed antenna system (“DAS”) networks, and provides network development services that support its rental and management operations and the addition of new tenants and equipment on its sites.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes that all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and results of operations for such periods have been included. Results of interim periods may not be indicative of results for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued as additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated up to the date of issuance of these financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables by actively monitoring the credit worthiness of its borrowers and customers. The Company derives the largest portion of its revenues, corresponding trade receivables and the related deferred rent asset from a small number of customers in the telecommunications industry, and approximately 61% of its revenues are derived from four customers in the United States, whose combined accounts receivable, net and deferred rent asset are $17.6 million and $275.8 million, respectively.

As of March 31, 2010, accounts receivable, net and related assets (which include financing lease commitments and deferred rent asset that are primarily long-term in nature) also included $17.4 million (net of reserves, allowances and value added tax) and $42.5 million, respectively, for our largest foreign customer,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Grupo Iusacell, which represented approximately 4% of the Company’s total revenues for the three months ended March 31, 2010. Grupo Iusacell has been engaged in a restructuring of its U.S. Dollar denominated debt since the first quarter of 2009, and has periodically made partial payments to the Company since that time.

Foreign Currency—As a result of changes to the organizational structure of the Company’s subsidiaries in Latin America in 2010, the Company has determined that effective January 1, 2010, the functional currency of its foreign subsidiary in Brazil is the Brazilian Real. From this point forward, all assets and liabilities held by the subsidiary in Brazil will be translated into U.S. Dollars at the exchange rate in effect at the end of the applicable reporting period. Revenues and expenses are translated at the average monthly exchange rates and the cumulative translation effect is included in stockholders’ equity. The change in functional currency from U.S. Dollars to Brazilian Real gave rise to an increase in the net value of certain non-monetary assets and liabilities. The aggregate impact on such assets and liabilities was approximately $38.1 million with an offsetting credit recorded in accumulated other comprehensive income (loss).

Recently Adopted Accounting Standards—In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying existing disclosure requirements and adding disclosure requirements with respect to fair value measurements. This guidance was effective for the Company as of January 1, 2010 and had no impact on its consolidated results of operations or financial position.

Accounting Standards Updates—In October 2009, the FASB issued new guidance which establishes accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance requires companies to allocate the overall consideration to each deliverable under the arrangement using the estimated selling prices in the absence of vendor specific objective evidence or third-party evidence of selling price for deliverables. This guidance is effective for any contracts entered into, or materially modified by, the Company after January 1, 2011, with early adoption available. The Company is evaluating the impact, if any, that this update will have on its condensed consolidated results of operations and financial position.

2.	Short-Term Investments and Available-For-Sale Securities

As of March 31, 2010, short-term investments and available-for-sale securities included Brazilian Treasury securities of approximately $18.7 million, whose original maturities were in excess of three months, and approximately $0.2 million of available-for-sale securities.

3.	Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the three months ended March 31, 2010 are as follows:

Balance as of December 31, 2009	$2,237,850
Additions	5,931
Effect of foreign currency translation	2,389

Balance as of March 31, 2010	$2,246,170

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company’s other intangible assets subject to amortization consist of the following:

	Estimated Useful Lives	March 31, 2010	December 31, 2009
	(years)	(in thousands)
Acquired network location (1)	20	$1,127,336	$1,101,232
Acquired customer base	15-20	762,551	756,928
Acquired customer relationship	20	949,928	883,491
Acquired licenses and other intangibles	5-15	21,574	21,574
Economic Rights, TV Azteca	70	30,292	30,292

Total		2,891,681	2,793,517
Less accumulated amortization		(1,277,497)	(1,238,579)

Intangible assets, net		1,614,184	1,554,938
Deferred financing costs, net (2)	N/A	41,424	43,695

Other intangible assets, net		$1,655,608	$1,598,633

(1)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease or 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(2)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate. This amortization is included in interest expense, rather than in amortization of intangibles.

The Company amortizes these intangibles on a straight-line basis. As of March 31, 2010, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 4 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, was approximately 11 years. Amortization of intangible assets for the three months ended March 31, 2010 and 2009 aggregated approximately $37.8 million and $32.1 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively.

4.	Financing Transactions

Revolving Credit Facility and Term Loan—As of March 31, 2010, the Company had $625.0 million outstanding under its $1.25 billion senior unsecured revolving credit facility (“Revolving Credit Facility”) and had approximately $3.1 million of undrawn letters of credit outstanding. In March 2008, the Company increased its borrowing capacity under the Revolving Credit Facility by adding $325.0 million of term loan commitments (“Term Loan”). As of March 31, 2010, the Term Loan was fully drawn. The Company continues to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course.

XCEL Credit Facility—At the time of the Company’s acquisition of XCEL on May 27, 2009, a 4.8 billion Indian Rupee-denominated credit facility (“XCEL Credit Facility”) was in place, of which 3.4 billion Indian Rupees was outstanding. As of March 31, 2010, 3.4 billion Indian Rupees, or $76.4 million, was outstanding under the XCEL Credit Facility. In April 2010, the Company repaid all of the outstanding indebtedness incurred under the XCEL Credit Facility. The Company terminated the XCEL Credit Facility upon repayment.

Stock Repurchase Program—During the three months ended March 31, 2010, the Company repurchased an aggregate of 1.2 million shares of its Class A common stock (“Common Stock”) for an aggregate of $51.5 million, including commissions and fees, pursuant to its $1.5 billion stock repurchase program approved by the Company’s Board of Directors in February 2008 (“2008 Buyback”).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Under the 2008 Buyback, the Company is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices in accordance with securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, the Company purchases its Common Stock pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, which allows the Company to repurchase shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. In the near term, the Company expects to fund any further repurchases of its Common Stock through a combination of cash on hand, cash generated by operations and borrowings under its Revolving Credit Facility. Purchases under the 2008 Buyback are subject to the Company having available cash to fund repurchases.

5.	Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed through the use of derivative instruments is interest rate risk. The Company enters into interest rate protection agreements to manage exposure on the variable rate debt under its credit facilities and to manage variability in cash flows relating to forecasted interest payments. Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s credit risk exposure is limited to the current value of the contract at the time the counterparty fails to perform. The Company believes its contracts as of March 31, 2010 are with creditworthy institutions.

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

As of March 31, 2010, the Company held thirteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $625.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011. The Company utilizes these interest rate swap agreements to manage its exposure to variability in cash flows relating to forecasted interest payments under its Revolving Credit Facility and Term Loan. As of March 31, 2010 and December 31, 2009, the carrying amounts of the Company’s derivative financial instruments, along with the estimated fair values of the related liabilities are as follows (in thousands):

As of March 31, 2010	Balance Sheet Location	Notional Amount	Carrying Amount and Fair Value
Liabilities:
Interest rate swap agreements	Other long-term liabilities	$625,000	$16,367

As of December 31, 2009	Balance Sheet Location	Notional Amount	Carrying Amount and Fair Value
Liabilities:
Interest rate swap agreements	Other long-term liabilities	$625,000	$18,852

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

During the three months ended March 31, 2010 and 2009, the interest rate swap agreements held by the Company had the following impact on other comprehensive income (“OCI”) included in the condensed consolidated balance sheet and in the condensed consolidated statement of operations (in thousands):

Three Months Ended March 31, 2010
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing
$(3,180)	Interest expense	$(4,699)	N/A	N/A

Three Months Ended March 31, 2009
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing
$(3,578)	Interest expense	$(3,278)	N/A	N/A

6.	Fair Value Measurements

The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Below are the three levels of inputs that may be used to measure fair value:

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

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows:

	March 31, 2010
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments and available-for-sale securities (1)	$18,945			$18,945
Liabilities:
Interest rate swap agreements (2)		$16,367		$16,367

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

	December 31, 2009
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments and available-for-sale securities (1)	$9,776			$9,776
Liabilities:
Interest rate swap agreements (2)		$18,852		$18,852

(1)	Consists of available-for-sale securities traded on active markets as well as certain Brazilian Treasury securities that are highly liquid and actively traded in over-the-counter markets.
(2)	Consists of interest rate swap agreements based on the London Interbank Offering Rate (“LIBOR”) swap rate whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.

The fair value of the Company’s interest rate swap agreements recorded as liabilities is included in other long-term liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2010. Fair valuations of the Company’s interest rate swap agreements reflect the value of the instrument including the values associated with counterparty risk and the Company’s own credit standing. The Company includes in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract.

Items Measured at Fair Value on a Nonrecurring Basis—The Company’s long-lived assets, intangibles and goodwill are measured at fair value on a nonrecurring basis. During the three months ended March 31, 2010, the Company did not record any significant changes to the fair value of these assets as a result of an impairment.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments, with the exception of long-term obligations, including current portion, reasonably approximate the related fair values as of March 31, 2010 and December 31, 2009. The Company’s estimates of fair value of its long-term obligations, including current portion, are based primarily upon reported market values. As of March 31, 2010, the carrying value and fair value of long-term obligations, including current portion, were $4.2 billion and $4.4 billion, respectively. As of December 31, 2009, the carrying value and fair value of long-term obligations, including current portion, were $4.2 billion and $4.3 billion, respectively.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

As of March 31, 2010, the Company had unrecognized tax benefits of $97.4 million, of which approximately $35.7 million would impact discontinued operations, if recognized. The total amount that would affect the effective tax rate, if recognized, was $52.2 million, net of deferred tax assets of $9.5 million. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 11 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $1.5 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the three months ended March 31, 2010 (in thousands):

Balance at January 1, 2010	$87,975
Additions based on tax positions related to the current year	10,030
Reductions for tax positions of prior years	(1,254)
Foreign currency	700
Reduction as a result of the lapse of statute limitations	(53)

Balance at March 31, 2010	$97,398

The Company recorded penalties and tax-related interest expense during the three months ended March 31, 2010 of $0.7 million. As of March 31, 2010 and December 31, 2009, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the condensed consolidated balance sheets was $16.5 million and $15.2 million, respectively. During the three months ended March 31, 2010, the Company recorded an additional tax reserve of $10.0 million.

In an effort to efficiently fund Latin American operations, during the first quarter of 2010, the Company reorganized an existing financing entity, which resulted in a reversal of $32.6 million of accrued income tax liabilities which was recognized in the condensed consolidated statement of operations.

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

The Company recognized stock-based compensation expense during the three months ended March 31, 2010 and 2009 of approximately $13.6 million and $24.3 million, respectively. Stock-based compensation expense for the three months ended March 31, 2009 includes $6.6 million related to the modification of the vesting and exercise terms for a certain employee’s equity awards. The Company did not capitalize any stock-based compensation during the three months ended March 31, 2010 and 2009.

Stock Options—During the three months ended March 31, 2010, the Company granted stock options to purchase 1.0 million shares of its Common Stock pursuant to its 2007 Equity Incentive Plan (“2007 Plan”).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table summarizes the Company’s option activity for the three months ended March 31, 2010:

Number of Options
Outstanding as of January 1, 2010	11,434,178
Granted	1,043,337
Exercised	(1,280,955)
Forfeited	(42,427)
Expired	(21,700)

Outstanding as of March 31, 2010	11,132,433

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to determine the grant date fair value for options granted during the three months ended March 31, 2010:

Range of risk-free interest rate	1.90% - 2.39%
Weighted average risk-free interest rate	2.39%
Expected life of option grants	4.6 years
Range of expected volatility of underlying stock price	37.11% - 37.13%
Weighted average expected volatility of underlying stock price	37.13%
Expected annual dividends	N/A

The weighted average grant date fair value per share during the three months ended March 31, 2010 was $14.99. As of March 31, 2010, total unrecognized compensation expense related to unvested stock options was $47.7 million, and is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock Units—During the three months ended March 31, 2010, the Company granted restricted stock units with respect to 0.9 million shares of its Common Stock pursuant to the 2007 Plan.

The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2010:

Number of Units
Outstanding as of January 1, 2010	2,026,032
Granted	868,853
Vested	(526,269)
Forfeited	(23,796)

Outstanding as of March 31, 2010	2,344,820

As of March 31, 2010, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan was $77.6 million, and is expected to be recognized over a weighted average period of approximately three years.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan for all eligible employees as described in note 12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year, and accordingly no shares were purchased by employees during the three months ended March 31, 2010.

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

The following table sets forth basic and diluted income from continuing operations per common share computational data for the three months ended March 31, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Income from continuing operations attributable to American Tower Corporation	$96,283	$55,531

Effect of convertible notes	—	747

Income available to common shareholders, as adjusted for diluted earnings	$96,283	$56,278

Basic weighted average common shares outstanding	402,346	397,180
Dilutive securities:
Stock options, warrants and convertible notes	3,734	11,070

Diluted weighted average common shares outstanding	406,080	408,250

Basic income from continuing operations attributable to American Tower Corporation per common share	$0.24	$0.14

Diluted income from continuing operations attributable to American Tower Corporation per common share	$0.24	$0.14

For the three months ended March 31, 2010 and 2009, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 0.6 million and 1.2 million, respectively, and shares issuable upon exercise of the Company’s stock options and share based awards of 1.4 million and 10.4 million, respectively, as the effect would be anti-dilutive.

10.	Commitments and Contingencies

Legal and Governmental Proceedings Related to Review of Stock Option Granting Practices and Related Accounting—During the year ended December 31, 2006, the Company received a letter of informal inquiry from the SEC Division of Enforcement, a subpoena from the United States Attorney’s Office for the Eastern District of New York, and an Information Document Request from the Internal Revenue Service (“IRS”), each requesting documents and other information related to Company stock option grants and stock option practices. In addition, in August 2007, the Company received a request for information from the Department of Labor (“DOL”) with respect to the Company’s retirement savings plan, including documents related to Company stock option grants and the Company’s historical stock option administrative practices. The Company has also become aware that a former officer of the Company has received a “Wells” notice from the SEC, which affords such individual the opportunity to make a submission to the SEC with respect to contemplated civil enforcement recommendations

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

against such individual for certain violations of the federal securities laws. In September 2008, the DOL concluded its review and advised the Company that no action would be taken. The reviews being conducted by the SEC, the U.S. Attorney’s Office and the IRS remain ongoing, and the Company continues to cooperate on these matters.

Mexico Litigation—One of the Company’s subsidiaries, SpectraSite Communications, Inc. (“SCI”), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was sold in 2002, prior to the Company’s merger of a newly formed, wholly owned subsidiary with SCI’s parent in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for the Company is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have full jurisdiction over SCI. These decisions were appealed by the plaintiff, and in July 2008, they were reversed by an intermediate Mexican appellate court. In its decision, the intermediate appellate court identified potential damages of approximately $23.0 million. SCI appealed that ruling to a higher constitutional court in Mexico. In January 2009, the constitutional court ruled in SCI’s favor, remanding the case back to the intermediate appellate court for further proceedings. In March 2009, the intermediate appellate court issued its decision, which reasserts jurisdiction and reimposes liability on SCI. In April 2009, as permitted under Mexican law, SCI filed an appeal of this decision to the higher constitutional court, on the grounds that the decision of the intermediate appellate court is inconsistent with the January 2009 ruling of the higher constitutional court and Mexican law. In August 2009, the plaintiff filed a petition with the Supreme Court of Mexico asking the court to rule on SCI’s appeal to the constitutional court. In September 2009, the Supreme Court refused to hear the appeal. As a result, the case remains pending in the constitutional court, and the Company is unable to estimate its share, if any, of potential liability at this stage of the proceedings.

AT&T Transaction—SpectraSite entered into an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the Company’s securitization transaction (the “Securitization”). The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SpectraSite has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned into an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $422.6 million as of March 31, 2010, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by SpectraSite, AT&T has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL (which completed its merger with Verizon Wireless in January 2009) to acquire towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers was approximately $63.7 million as of March 31, 2010. At ALLTEL’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s Common Stock per tower.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of Company management, after consultation with counsel, other than the legal proceedings discussed above, there are no matters currently pending that would, in the event of an adverse outcome, materially impact the Company’s consolidated financial position, results of operations or liquidity.

11.	Acquisitions

XCEL Acquisition—On May 27, 2009, the Company acquired 100% of the outstanding common and preferred stock of XCEL for an aggregate cash purchase price of $96.0 million, after preliminary post closing price adjustments of $2.0 million.

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

Insight Acquisition—On October 28, 2009, the Company acquired 100% of the outstanding stock of Insight Infrastructure Pte. Ltd. (“Insight”) for an aggregate cash purchase price of $18.9 million, after preliminary post closing price adjustments of $1.0 million.

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

Brazil Acquisition—On July 22, 2009, the Company completed its acquisition of 230 towers and related third party leases located in Brazil for an aggregate purchase price of $51.3 million, which consisted of $50.5 million in cash and the assumption of $0.8 million in liabilities.

The purchase price was preliminarily allocated to the acquired assets based on the estimated fair value of the acquired assets at the date of acquisition. Certain adjustments were made to the assets acquired upon a revised appraisal of certain tangible and intangible assets during the three months ended March 31, 2010.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired at the acquisition date (in thousands):

	Purchase Price Allocation (1)		Preliminary Purchase Price Allocation (2)
Current assets	$6,165		$—
Property and equipment	9,057		32,015
Intangible assets	30,122	(3)	19,260

Fair value of net assets acquired	$45,344		$51,275

Goodwill (4)	5,931		—

(1)	Reflected in the condensed consolidated balance sheet at March 31, 2010.
(2)	Reflected in the condensed consolidated balance sheet at December 31, 2009.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(3)	Consists of customer relationships of approximately $22.9 million and network capacity of approximately $7.2 million, as of March 31, 2010. The customer relationships and network capacity are being amortized on a straight-line basis over a period of 20 years.
(4)	Goodwill is expected to be deductible for income tax purposes. The goodwill was allocated to the rental and management segment.

Pursuant to the definitive purchase agreement, the Company is obligated to acquire an additional 114 towers, pending regulatory approvals, for an aggregate purchase price of approximately $18.0 million. If regulatory approvals are not obtained by June 30, 2010, the purchase agreement will expire, unless extended by both parties.

Cincinnati Bell Acquisition—On December 23, 2009, the Company acquired 196 towers from Cincinnati Bell Inc. for an aggregate purchase price of $99.9 million. The allocation of the purchase price will be finalized upon completion of the analyses of the fair value of the assets acquired and may result in the recognition of goodwill.

U.S. Acquisition—During the three months ended March 31, 2010, the Company acquired a total of 164 towers in the United States for $88.5 million. The acquisition of these towers is consistent with the Company’s strategy to expand in selected geographic areas and has been accounted for as a business combination.

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired based on the estimated fair value of the acquired assets at the date of acquisition (in thousands):

Property and equipment	$9,637
Intangible assets (1)	78,850

Fair value of net assets acquired	$88,487

(1)	Consists of customer relationships of approximately $60.8 million and network capacity of approximately $18.1 million. The customer relationships and network capacity are being amortized on a straight-line basis over a period of 20 years.

The allocation of the purchase price will be finalized upon completion of analyses of the fair value of the assets acquired and may result in the recognition of goodwill.

Asia Acquisition—On February 24, 2010, the Company announced that its indirectly held, wholly owned Indian subsidiary, Transcend Infrastructure Limited, had entered into a definitive stock purchase agreement pursuant to which it will acquire from Essar Telecom Infrastructure Holding Overseas Ltd., Essar Securities Limited, and Essar Investments, Limited, each an Indian company, substantially all the issued and outstanding shares of Essar Telecom Infrastructure Private Limited (“ETIPL”). ETIPL owns and operates approximately 4,450 towers in India, including a number of tower sites that are currently under construction. The total consideration for the acquisition is estimated to be approximately $430 million and is subject to certain post closing adjustments. The consideration to be provided will be satisfied with cash and the assumption of ETIPL’s net liabilities at closing. The Company expects to use its Revolving Credit Facility to satisfy the cash requirements at closing. Consummation of the acquisition is subject to certain conditions, including receipt of regulatory approvals and other customary closing conditions. The transaction is expected to close by the end of the second quarter of 2010.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

12.	Business Segments

The Company operates in two business segments: rental and management and network development services. The rental and management segment provides for the leasing and subleasing of antenna space on multi-tenant towers and other properties for a diverse range of customers primarily in the wireless communications and broadcast industries. Through its network development services segment, the Company offers tower-related services in the United States, including site acquisition, zoning and permitting services and structural analyses services which directly support the Company’s site leasing business and the addition of new tenants and equipment on its sites.

The accounting policies applied in compiling segment information below are similar to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In evaluating financial performance, management focuses on segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expenses. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the rental and management segment operating profit and segment gross margin also include interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), net income attributable to noncontrolling, income (loss) on equity method investments, income taxes and discontinued operations.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2010 and 2009 is shown in the tables below. The Other column below represents amounts excluded from specific segments, such as stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; other operating expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as well as reconciles segment operating profit to income (loss) before income taxes, noncontrolling interest and income (loss) on equity method investments.

Three months ended March 31, 2010	Rental and Management	Network Development Services	Other	Total
	(in thousands)
Segment revenues	$443,818	$10,616		$454,434
Segment operating expenses	100,424	6,045		106,469
Interest income, TV Azteca, net	3,499			3,499

Segment gross margin	346,893	4,571		351,464

Segment selling, general, administrative and development expense	23,175	1,619		24,794

Segment operating profit	$323,718	$2,952		326,670

Other selling, general, administrative and development expense			$28,733	28,733
Depreciation, amortization and accretion	$108,209	$681	1,945	110,835
Other expense (principally interest expense)			62,273	62,273

Income from continuing operations before income taxes and income on equity method investments				$124,829

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Three months ended March 31, 2009	Rental and Management	Network Development Services	Other	Total
	(in thousands)
Segment revenues	$395,947	$12,731		$408,678
Segment operating expenses	90,090	7,615		97,705
Interest income, TV Azteca, net	3,499			3,499

Segment gross margin	309,356	5,116		314,472

Segment selling, general, administrative and development expense	17,644	1,535		19,179

Segment operating profit	$291,712	$3,581		$295,293

Other selling, general, administrative and development expense			$38,452	38,452
Depreciation, amortization and accretion	$97,381	$666	1,821	99,868
Other expense (principally interest expense)			64,187	64,187

Income from continuing operations before income taxes and income on equity method investments				$92,786

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion and analysis of our financial condition and results of operations that follow are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” beginning on page 45 of our Annual Report on Form 10-K for the year ended December 31, 2009, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a leading wireless and broadcast communications infrastructure company that develops, owns, and operates communications sites, including wireless communications towers, broadcast communications towers and distributed antenna system (“DAS”) networks. Our portfolio of wireless and broadcast towers consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of March 31, 2010, approximately 20,300 towers in the United States and approximately 7,200 towers in Mexico, Brazil and India. Our portfolio also includes approximately 200 in-building DAS networks that we operate in malls, casinos and other in-building applications in the United States and Mexico and two outdoor DAS networks in the United States. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners in the United States, Mexico and Brazil. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. This segment of our business, which we refer to as our rental and management segment, accounted for approximately 98% of our total revenues for the three months ended March 31, 2010.

In the section that follows, we provide information regarding management’s expectations of long-term drivers of demand for our communications sites, as well as our current quarter results of operations, financial position, and sources and uses of liquidity. In addition, we highlight key trends, which management believes provides valuable insight into operating and financial resource allocation decisions for the Company.

Revenue Growth.    The primary factors affecting the consistent incremental growth in our revenues and cash flows for our rental and management segment are:

•	Recurring revenues from tenant leases generated from sites which existed in our portfolio as of the beginning of the prior year period (“legacy sites”);

•	Contractual tenant lease escalations, net of cancellations;

•	New revenue generated from leasing additional space on our legacy sites; and

•	New revenue generated from new sites acquired or constructed since the beginning of the prior year period (“new sites”).

We continue to believe that our site leasing revenue is likely to increase due to the growing use of wireless communications services and our ability to meet that demand by adding new tenants and new equipment for existing tenants on our legacy sites, which increases the utilization and profitability of our sites. In addition, we believe the majority of our site leasing activity will continue to come from customers providing wireless broadband services. Our legacy site portfolio and our established customer base provide us with a diverse source of new business opportunities, which has historically resulted in consistent and predictable revenue growth. In addition, we intend to supplement the growth on our legacy sites by selectively developing or acquiring new sites, in our existing and new markets where we can achieve our return on investment criteria.

As we continue to focus on growing our rental and management business, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues. Through our network development services segment, we offer tower-related services, including site acquisition, zoning and permitting services and structural analysis services, which directly support our site leasing business and the addition of new tenants and equipment on our sites.

Our continuing operations are reported in two segments, rental and management and network development services. Management focuses on segment gross margin and segment operating profit as a means to measure operating performance in these business segments. We define segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expenses. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the rental and management segment also include interest income, TV Azteca, net (see note 12 to our condensed consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), net income attributable to noncontrolling interest, income on equity method investments, income taxes and discontinued operations.

We currently expect that we will be able to utilize our net operating losses (“NOLs”) over the course of the next several years. As a result, we are considering a possible conversion to a real estate investment trust structure, although there can be no assurance that we will do so.

Results of Operations

Three Months Ended March 31, 2010 and 2009 (dollars in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)

	2010	2009
REVENUES:
Rental and management	$443,818	$395,947	$47,871	12%
Network development services	10,616	12,731	(2,115)	(17)

Total operating revenues	454,434	408,678	45,756	11

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	100,424	90,090	10,334	11
Network development services	6,045	7,615	(1,570)	(21)
Depreciation, amortization and accretion	110,835	99,868	10,967	11
Selling, general, administrative and development expense (including stock-based compensation expense of $13,565 and $24,338	53,527	57,631	(4,104)	(7)
Other operating expenses	4,754	3,189	1,565	49

Total operating expenses	275,585	258,393	17,192	7

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	3,499	3,499	—	—
Interest income	502	499	3	1
Interest expense	(58,417)	(61,568)	(3,151)	(5)
Other income	396	71	325	458
Income tax provision	(28,389)	(37,107)	(8,718)	(23)
Income on equity method investments	8	10	(2)	(20)

Income from continuing operations	96,448	55,689	40,759	73
Income from discontinued operations, net	35	3,070	(3,035)	(99)

Net Income	96,483	58,759	37,724	64
Income attributable to noncontrolling interest	(165)	(158)	7	4

Net income attributable to American Tower Corporation	$96,318	$58,601	$37,717	64%

Total Revenues

Total revenues for the three months ended March 31, 2010 were $454.4 million, an increase of $45.8 million from the three months ended March 31, 2009. This increase was attributable to a $47.9 million increase in rental and management revenue, partially offset by a decrease of $2.1 million in network development services revenue.

Rental and Management Revenue

Rental and management revenue for the three months ended March 31, 2010 was $443.8 million, an increase of $47.9 million from the three months ended March 31, 2009. Legacy sites contributed $26.0 million of the increase, which was primarily attributable to incremental revenue generated from adding new tenants to those sites, existing tenants adding more equipment to those sites and contractual tenant lease escalations, the positive impact of foreign currency exchange rate fluctuations and straight-line revenue recognition, partially offset by tenant lease cancellations, a reduction in revenue recognized under a take or pay agreement, a termination agreement and the impact of additional revenue reserves taken with respect to amounts billed to Grupo Iusacell in Mexico. Approximately $21.9 million of the increase resulted from the 3,950 new sites that we acquired or constructed since January 1, 2009.

Network Development Services Revenue

Network development services revenue for the three months ended March 31, 2010 was $10.6 million, a decrease of $2.1 million from the three months ended March 31, 2009. This decrease was primarily attributable to a decrease in the revenues generated from our site acquisition, zoning, permitting and installation services.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2010 were $275.6 million, an increase of $17.2 million from the three months ended March 31, 2009. The increase was primarily attributable to an increase in depreciation, amortization and accretion expenses of $11.0 million, an increase in expenses within our rental and management segment of $10.3 million, an increase in other operating expenses of $1.6 million, partially offset by a decrease in selling, general, administrative and development expense of $4.1 million and a decrease in expenses within our network development services segment of $1.6 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the three months ended March 31, 2010 was $100.4 million, an increase of $10.3 million from the three months ended March 31, 2009. Legacy sites contributed $0.9 million of the increase, which was primarily attributable to contractual ground lease escalations, inflationary cost increases and the unfavorable impact of foreign currency exchange rate fluctuations on expenses, partially offset by cost decreases in certain components of our tower portfolio, including property taxes. Approximately $9.4 million of the increase resulted from the 3,950 new sites that we acquired or constructed since January 1, 2009.

Rental and management segment gross margin for the three months ended March 31, 2010 was $346.9 million, an increase of $37.5 million from the three months ended March 31, 2009. The increase primarily resulted from the increase of $47.9 million in rental and management revenue described above, partially offset by the $10.3 million increase in rental and management expense described above.

Rental and management segment operating profit for the three months ended March 31, 2010 was $323.7 million, an increase of $32.0 million from the three months ended March 31, 2009. This increase was comprised of the $37.5 million increase in rental and management segment gross margin described above, partially offset by an increase of $5.5 million in selling, general, administrative and development expenses related to our rental and management segment, due in large part to our international expansion.

Network Development Services Expense

Network development services expense for the three months ended March 31, 2010 was $6.0 million, a decrease of $1.6 million from the three months ended March 31, 2009. The decrease correlates to the reduction in services performed as described above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion for the three months ended March 31, 2010 was $110.8 million, an increase of $11.0 million from the three months ended March 31, 2009. This increase was primarily attributable to depreciation, amortization and accretion associated with the 3,746 sites acquired or constructed subsequent to March 31, 2009 and resulting increase in property and equipment.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the three months ended March 31, 2010 was $53.5 million, a decrease of $4.1 million from the three months ended March 31, 2009. This decrease was primarily attributable to a decrease of $10.8 million in stock based compensation expense which was principally driven by the additional expense recognized upon the modification of the vesting and exercise terms for a certain employee’s equity awards during the three months ended March 31, 2009, partially offset by an increase of $3.2 million in payroll related costs, an increase of $1.6 million in tax related consulting fees and an increase of $1.1 million in provisions for losses on accounts receivable.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 2010 were $4.8 million, an increase of $1.6 million from the three months ended March 31, 2009. The increase was primarily attributable to an increase of $2.0 million in acquisition related costs, partially offset by a decrease of $0.4 million in impairments and losses on the sale of long-lived assets.

Interest Expense

Interest expense for the three months ended March 31, 2010 was $58.4 million, a decrease of $3.2 million from the three months ended March 31, 2009. The decrease was primarily attributable to a decrease of approximately $142 million in average outstanding debt coupled with a decrease in the average borrowing rate.

Other Income

Other income for the three months ended March 31, 2010 was $0.4 million, as compared to other income of $0.1 million for the three months ended March 31, 2009. During the three months ended March 31, 2010, we recorded foreign currency remeasurement gains of $0.4 million and realized gains of $0.1 million, partially offset by other financing costs.

Income Tax Provision

The income tax provision for the three months ended March 31, 2010 was $28.4 million, a decrease of $8.7 million from the three months ended March 31, 2009. The effective tax rate was 22.7% for the three months ended March 31, 2010, as compared to an effective tax rate of 40.0% for the three months ended March 31, 2009. Discrete items during the three months ended March 31, 2010, including the $32.6 million reduction in accrued income taxes from the implementation of restructuring activities in Latin America had the effect of reducing the effective tax rate for the period by approximately 18.7%.

The effective tax rates on income from continuing operations for the three months ended March 31, 2010 and March 31, 2009 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes.

Liquidity and Capital Resources

The information in this section updates as of March 31, 2010 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2009 and should be read in conjunction with that report.

Overview

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt and equity offerings. As of March 31, 2010, we had approximately $974.8 million of total liquidity, comprised of approximately $352.9 million in cash and cash equivalents and the ability to borrow approximately $621.9 million under our $1.25 billion senior unsecured revolving credit facility (“Revolving Credit Facility”). In March 2008, we increased our borrowing capacity under the Revolving Credit Facility by adding $325.0 million of term loan commitments (“Term Loan”), and as of March 31, 2010, the Term Loan was fully drawn. Summary cash flow information for the three months ended March 31, 2010 and 2009 is set forth below (in thousands).

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used for):
Operating activities	$253,649	$205,738
Investing activities	(150,680)	(48,508)
Financing activities	2,650	2,983
Net effect of changes in exchange rates on cash and cash equivalents	(25)	(252)

Net increase in cash and cash equivalents	$105,594	$159,961

We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, tower construction, DAS network installations, and tower and land acquisitions. We also use our cash flows to fund refinancings and repurchases of our outstanding indebtedness, as well as our stock repurchase programs.

As of March 31, 2010, we had total outstanding indebtedness of approximately $4.2 billion. During the three months ended March 31, 2010 and the year ended December 31, 2009, we generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations. We believe the cash generated by operations during the next twelve months will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for the next twelve months.

Cash Flows from Operating Activities

For the three months ended March 31, 2010, cash provided by operating activities was $253.6 million, an increase of $47.9 million as compared to the three months ended March 31, 2009. This increase was primarily attributable to an increase of $31.4 million in the operating profit of our operating segments, coupled with a decrease in interest costs and spending to meet working capital needs.

Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2010 in excess of their cash needs for operations and expenditures for tower construction, improvements and acquisitions.

Cash Flows from Investing Activities

For the three months ended March 31, 2010, cash used for investing activities was $150.7 million, an increase of $102.2 million as compared to the three months ended March 31, 2009. This increase was primarily attributable to increased spending for acquisitions during the three months ended March 31, 2010.

During the three months ended March 31, 2010, payments for purchases of property and equipment and construction activities totaled $55.1 million, including $32.1 million of capital expenditures for discretionary capital projects, including spending to complete the construction of 232 towers, the installation of three in-building DAS networks, the installation of one outdoor DAS network and the installation of shared back-up power generators, $8.8 million to acquire land under our towers that was subject to ground agreements (including leases), $8.5 million for capital and improvements and corporate capital expenditures and $5.7 million related to redevelopment of our existing communications sites to accommodate new equipment. In addition, during the three months ended March 31, 2010, we spent $88.5 million to acquire 164 additional towers in the United States.

We plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our return on investment criteria. We expect that our total capital expenditures will be between approximately $300 million and $350 million in 2010, with spending for capital improvements, corporate expenditures and the redevelopment of existing communication sites at comparable levels to 2009. Additionally, we expect to spend approximately $50 million for ground lease purchases and $165 million to $205 million for other discretionary capital projects including the construction of approximately 1,200 to 1,600 new communication sites.

Cash Flows from Financing Activities

For the three months ended March 31, 2010, cash provided by financing activities was $2.7 million, as compared to cash provided by financing activities of $3.0 million during the three months ended March 31, 2009. The $2.7 million of cash provided by financing activities during the three months ended March 31, 2010 primarily related to borrowings under the Revolving Credit Facility of $75.0 million and proceeds from stock options and SpectraSite, Inc. warrants of $47.5 million, partially offset by the repayment of notes payable, credit facilities and capital leases of $60.7 million and payments for the repurchase of our Class A common stock (“Common Stock”) of $58.8 million, which consisted of $51.8 million of stock repurchases under our $1.5 billion program approved by our Board of Directors in February 2008 (the “2008 Buyback”) and $7.0 million of amounts surrendered for the satisfaction of employee tax obligations in connection with the vesting of restricted stock units. The $3.0 million of cash provided by financing activities during the three months ended March 31, 2009 primarily related to proceeds from stock options and warrants of $8.9 million, partially offset by $4.7 million of payments for the repurchases of Common Stock, which consisted of approximately $1.8 million of purchases of Common Stock, $2.5 million of amounts surrendered for the satisfaction of employee tax obligations in connection with the vesting of restricted stock units and $1.2 million of repayments of notes payable and capital leases.

Revolving Credit Facility.    As of March 31, 2010, we had $625.0 million outstanding and the ability to borrow approximately $621.9 million under the Revolving Credit Facility. We continue to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course.

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

Stock Repurchase Program.    During the three months ended March 31, 2010, we repurchased an aggregate of 1.2 million shares of our Common Stock for an aggregate of $51.5 million, including commissions and fees, pursuant to the 2008 Buyback. Between April 1, 2010 and April 23, 2010, we repurchased an additional 0.4 million shares of our Common Stock for an aggregate of $16.0 million, including commissions and fees. As of April 23, 2010, we had repurchased a total of 22.1 million shares of Common Stock for an aggregate of $815.6 million, including commissions and fees, pursuant to our 2008 Buyback.

Under the 2008 Buyback, we are authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices in accordance with securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we purchase our Common Stock pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which allow us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

In the near term, we expect to fund any further repurchases of our Common Stock through a combination of cash on hand, cash generated by operations and borrowings under our Revolving Credit Facility. Purchases under the 2008 Buyback are subject to us having available cash to fund repurchases.

Sales of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan, upon the exercise of stock options granted under our equity incentive plans and upon the exercise of warrants to purchase our equity securities. For the three months ended March 31, 2010, we received an aggregate of approximately $47.5 million in proceeds upon exercises of stock options and upon exercises of warrants.

Contractual Obligations.    Our contractual obligations relate primarily to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in our May 2007 securitization transaction, borrowings under our Revolving Credit Facility and Term Loan and our outstanding notes.

The following table summarizes our borrowings under our Revolving Credit Facility and Term Loan, and the balance outstanding under our notes and the certificates issued in our securitization transaction (the “Securitization”) and certain other debt, as of March 31, 2010 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	April 15, 2014	(1)
Revolving Credit Facility	625,000	June 8, 2012
Term Loan	325,000	June 8, 2012
XCEL Credit Facility (2)	76,362	March 31, 2016
4.625% senior notes	599,243	April 1, 2015
7.00% senior notes	500,000	October 15, 2017
7.25% senior notes	295,131	May 15, 2019
7.25% senior subordinated notes	288	December 1, 2011
Other debt, including capital leases	58,911

Total	$4,229,935

(1)	Anticipated repayment date; final legal maturity date is April 2037.
(2)	The Indian Rupee-denominated debt (“XCEL Credit Facility”) was an obligation of XCEL Telecom Private Limited (“XCEL”) and was outstanding at the time of our acquisition of XCEL. In April 2010, we repaid all of the outstanding indebtedness incurred under the XCEL Credit Facility.

A description of our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q. We classify uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next twelve months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $25.9 million as other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2010. We also classified approximately $16.5 million of accrued income tax related interest and penalties as other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2010.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2009, our liquidity is dependent on our ability to generate cash flow from operating activities, borrow funds under our Revolving Credit Facility and maintain compliance with the contractual agreements governing our indebtedness. As discussed below, the loan agreements relating to the Securitization and to our Revolving Credit Facility and Term Loan contain certain financial ratios and operating covenants and other restrictions that could impact our liquidity. We believe that the foregoing debt agreements and indentures represent those of our material debt agreements that incorporate covenants, the compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

Restrictions Under Loan Agreement Relating to Revolving Credit Facility and Term Loan.    The loan agreement for the Revolving Credit Facility and Term Loan contains certain financial ratios and operating covenants and other restrictions applicable to us and all of our subsidiaries designated as restricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreement also contains covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. As of March 31, 2010, we were in compliance with each of these covenants.

•

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (as defined in the loan agreement) of 6.00 to 1.00. Based on our financial performance for the twelve months ended March 31, 2010, we could incur approximately $2.89 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $482 million and we would still remain in compliance with this ratio.

•

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the twelve months ended March 31, 2010, we could incur approximately $1.77 billion of additional Senior Secured Debt and still remain in compliance with this ratio. In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $590 million and we would still remain in compliance with this ratio.

•

Interest Coverage Ratio: This ratio requires that we maintain a ratio of Adjusted EBITDA to Interest Expense of not less than 2.50 to 1.00. Based on our financial performance for the twelve months ended March 31, 2010, our interest expense, which was $235 million for that period, could increase by approximately $239 million and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, our revenues could decrease by approximately $598 million and we would still remain in compliance with this ratio.

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

Restrictions Under Loan Agreement Relating to Securitization Transaction.    The loan agreement for the Securitization involves assets related to 5,295 broadcast and wireless communications towers owned by two special purpose subsidiaries of the Company (the “Borrowers”), through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”). The Securitization loan agreement includes certain financial ratios and operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. The Borrowers’ organizational documents contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that the Borrowers maintain at least two independent directors. The Securitization loan agreement also contains certain covenants that require the Borrowers to provide the trustee with regular financial reports and operating budgets, promptly notify the trustee of events of default and material breaches under the Securitization loan agreement and other agreements related to the towers subject to the Securitization, and allow the trustee reasonable access to the towers, including the right to conduct site investigations.

Under the terms of the Securitization loan agreement, the loan will be paid solely from the cash flows generated by the towers subject to the Securitization, which must be deposited, and thereafter distributed, solely pursuant to the terms of the Securitization loan. The Borrowers are required to make monthly payments of interest on the Securitization loan. On a monthly basis, all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the Securitization loan, referred to as excess cash flow, is to be released to the Borrowers for distribution to us. During the three months ended March 31, 2010, the Borrowers distributed excess cash to us of approximately $113.4 million.

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

As of the end of the quarter ended March 31, 2010, the Borrowers’ DSCR was 3.18x. Based on the Borrowers’ net cash flow for the calendar quarter ended March 31, 2010 and the amount of interest, servicing fees and trustee fees payable over the succeeding twelve months on the Securitization loan, the Borrowers could endure a reduction of approximately $185.5 million in net cash flow before triggering a Cash Trap DSCR, and approximately $200.3 million in net cash flow before triggering an Amortization Period.

As discussed above, we use our available liquidity and seek new sources of liquidity to refinance and repurchase our outstanding indebtedness. In addition, in order to fund future growth and expansion initiatives and fund our stock repurchase program, we may need to raise additional capital through financing activities. If we determined that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund future growth and expansion initiatives, refinance our existing indebtedness or fund our stock repurchase programs.

In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, we derive a substantial portion of our revenues from a small number of customers and, consequently, a failure by a significant customer to perform its contractual obligations to us could adversely affect our cash flow and liquidity. As also set forth in that Item, our largest foreign customer, Grupo Iusacell, which represented approximately 4% of our total revenues for the three months ended March 31, 2010, has been engaged in a restructuring of its U.S. Dollar denominated debt since the first quarter of 2009, and suspended debt service payments on its U.S. Dollar denominated debt as of April 1, 2009. While Grupo Iusacell has continued to make partial payments to us, our accounts receivable, net (net of reserves, allowances and value added tax) related to Grupo Iusacell was approximately $17.4 million as of March 31, 2010. We are engaged in discussions with Grupo Iusacell management in an effort to collect the past due accounts receivable balances and to restructure our contractual relationship going forward, but have not yet agreed to final terms.

For more information regarding the terms of our outstanding indebtedness, please see note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of assets, asset retirement obligations, revenue recognition, stock-based compensation, income taxes, and estimated useful lives of assets, which we discussed in our Annual Report on Form 10-K for the year ended December 31, 2009. Management bases its estimates on historical experience and other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2010. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009, other than the adoption of the accounting pronouncements discussed below.

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying existing disclosure requirements and adding disclosure requirements with respect to fair value measurements. This guidance was effective for us as of January 1, 2010 and had no impact on our consolidated results of operations or financial position.

Accounting Standards Updates

In October 2009, the FASB issued new guidance which establishes accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance requires companies to allocate the overall consideration to each deliverable under the arrangement using the estimated selling prices in the absence of vendor specific objective evidence or third-party evidence of selling price for deliverables. This guidance is effective for any contracts entered into, or materially modified after January 1, 2011, with early adoption available. We are evaluating the impact, if any, that this update will have on our condensed consolidated results of operations and financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate swaps. As of March 31, 2010, we held thirteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $625.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011.

The following tables provide information as of March 31, 2010 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

As of March 31, 2010

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2010		2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$77,905		$2,437	$1,161	$1,083	$1,751,137	$1,451,828	$3,285,551	$3,411,560
Average Interest Rate (a)	13.03	%(e)	7.12%	7.27%	7.47%	5.61%	6.11%
Variable Rate Debt (a)				$950,000				$950,000	$940,500

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of March 31, 2010 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2010		2011		2012	2013	2014	Thereafter	Total	Fair Value
Notional Amount	$100,000	(b)							$100,000	$(2,820)
Fixed Rate (d)	4.08%
Notational Amount			$525,000	(c)					$525,000	$(13,547)
Fixed Rate (d)			3.11%

(a)	As of March 31, 2010, variable rate debt consists of our Revolving Credit Facility ($625.0 million drawn) and Term Loan ($325.0 million) included above based on the June 8, 2012 maturity date. As of March 31, 2010, fixed rate debt consists of: the Certificates issued in the Securitization ($1.75 billion); the XCEL Credit Facility ($76.4 million) (the XCEL Credit Facility was repaid in April 2010); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of March 31, 2010 is $295.1 million); ATI 7.25% senior subordinated notes due 2011 ($0.3 million); the 7.00% senior notes due 2017 ($500.0 million); the 4.625% senior notes due 2015 ($600.0 million principal amount due at maturity, the balance as of March 31, 2010 is $599.2 million); and other debt of $58.9 million. Interest on the Revolving Credit Facility and Term Loan is payable in accordance with the applicable London Interbank Offering Rate (“LIBOR”) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at March 31, 2010 for the Revolving Credit Facility and Term Loan was 2.73%. For the three months ended March 31, 2010, the weighted average interest rate under the Revolving Credit Facility and Term Loan was 3.12%.
(b)	Includes notional amount of $100.0 million that expires in December 2010.
(c)	Includes notional amounts of $525.0 million that expire between January and March 2011.
(d)	Represents the weighted-average fixed rate or range of interest based on contractual notional amount as a percentage of total notional amounts in a given year.
(e)	The increase in the interest rate is primarily due to the scheduled payments under the XCEL Credit Facility. The XCEL Credit Facility was repaid in April 2010.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2010, after giving effect to our interest rate swap agreements, was comprised of $275.0 million under the Revolving Credit Facility and $50.0 million under the Term Loan. A 10% increase, or approximately 27 basis points, in current interest rates would have caused an additional pre-tax charge to our net income and an increase in our cash outflows of $0.2 million for the three months ended March 31, 2010.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our foreign operations, including our rental and management segment divisions in Mexico, Brazil and India. For the three months ended March 31, 2010, the remeasurement gain from these operations approximated $0.4 million. For the three months ended March 31, 2009, the remeasurement loss from these operations approximated $6.7 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We periodically become involved in various claims and lawsuits that are incidental to our business. In our Annual Report on Form 10-K for the year ended December 31, 2009, we reported our material legal proceedings. Since this filing, there have been no material developments with respect to any material legal proceedings to which we are a party. In the opinion of management, after consultation with counsel, other than the legal proceedings discussed in note 10 to our condensed consolidated financial statements included herein, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

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

As of March 31, 2010, we had approximately $4.2 billion of consolidated debt, and the ability to borrow additional amounts of approximately $621.9 million under the Revolving Credit Facility. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to draw down on our Revolving Credit Facility, obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

Our leverage could have significant negative consequences on our financial condition and results of operations, including:

•

impairing our ability to meet one or more of the financial ratio covenants contained in our debt agreements or to generate cash sufficient to pay interest or principal due under those agreements, which could result in an acceleration of some or all of our outstanding debt and the loss of towers subject to the Securitization if an uncured default occurs;

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

The loan agreement for the Revolving Credit Facility and the Term Loan contain restrictive covenants, as well as requirements to comply with certain leverage and other financial maintenance tests, and thus require that we limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness and engaging in various types of transactions, including mergers, acquisitions and sales of assets. Additionally, our indentures restrict our and our subsidiaries’ ability to incur liens securing our or their indebtedness. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities.

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

In addition, reporting and information covenants in our loan agreements and indentures require that we provide financial and operating information within certain time periods. If we are unable to timely provide the required information, we would be in breach of these covenants. For more information regarding the covenants and requirements discussed above, please see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In addition, we have significant deferred tax assets related to our NOLs in U.S. federal and state taxing jurisdictions. Generally, for U.S. federal and state tax purposes, NOLs can be carried forward and used for up to twenty years, and all of our tax years will remain subject to examination until three years after our NOLs are used or expire. We may be limited in our ability to utilize our NOLs to offset future taxable income and thereby reduce our otherwise payable income taxes. We have substantial federal and state NOLs, including significant portions obtained through acquisitions and dispositions, as well as those generated through our historic business operations. In addition, we have disposed of some entities and restructured other entities in conjunction with financing transactions and other business activities.

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

Due to the long-term nature of our tenant leases, we, like others in the tower industry, are dependent on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. In the past, we have had customers that have filed for bankruptcy, although to date these bankruptcies have not had a material adverse effect on our business or revenues. In addition, many of our customers and potential customers rely on capital raising activities to fund their operations and capital expenditures, and the downturn in the economy and the disruptions in the financial and credit markets have made it more difficult and more expensive to raise capital. If our customers or potential customers are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our communications sites and our network development services business. If, as a result of a prolonged economic downturn or otherwise, one or more of our significant customers experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and an impairment on our deferred rent asset, tower asset or customer relationship intangible asset. In addition, it could result in the loss of significant customers and all or a portion of our anticipated lease revenues from certain customers, all of which could have a material adverse effect on our business, results of operations and financial condition. For example, as discussed below in “—Risk Factors—A substantial portion of our revenue is derived from a small number of customers,” Grupo Iusacell suspended the debt service payment of its U.S. Dollar denominated debt to its bondholders and is currently in negotiations with those bondholders. While Grupo Iusacell has continued to make partial payments to us, our accounts receivable, net (net of reserves, allowances and value added tax) related to Grupo Iusacell was approximately $17.4 million as of March 31, 2010.

Our expansion initiatives may disrupt our operations or expose us to additional risk.

As we continue to acquire communications sites in our existing markets and expand into new markets, we are subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, undisclosed and assumed liabilities or the terms of an acquisition and the diversion of managerial attention due to an acquisition. Acquisitions involve substantial operating and financial risks and no assurance can be given as to our future success in identifying, executing and integrating acquisitions.

Our international expansion initiatives are subject to additional risks such as complex laws, regulations and business practices that may require additional resources and personnel, as well as those risks described below in “—Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with foreign currency exchange rates.” Although we generally focus our international efforts in countries with relatively stable political and macroeconomic environments, growing, competitive wireless communications industries and multiple wireless carriers that are likely to outsource their communications site infrastructure needs to us, we are subject to several factors outside of our control, and no assurance can be given that our expansion initiatives will succeed and not materially and adversely affect our business, results of operations and financial condition.

Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with foreign currency exchange rates.

Our business operations in Mexico, Brazil and India, and our expansion into any other international geographic areas in the future, could result in adverse financial consequences and operational problems not typically experienced in the United States. For the three months ended March 31, 2010, approximately 16% of our consolidated revenue was generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	laws and regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•	laws and regulations that dictate how we operate our communications sites and conduct business, including zoning and environmental matters which may be applied retroactively to sites;

•	changes to existing or new tax laws directed specifically at the ownership and operation of communications sites;

•	expropriation and governmental regulation restricting foreign ownership;

•	possible failure to comply with anti-bribery laws such as the Foreign Corrupt Practices Act and similar local anti-bribery laws;

•	uncertainties regarding legal or judicial systems, including inconsistencies between and within laws, regulations and decrees, and judicial application thereof;

•	health or similar issues, such as a pandemic or epidemic; and

•	difficulty in recruiting and retaining trained personnel.

In addition, we face risks associated with changes in foreign currency exchange rates, including those arising from our operations, investments and financing transactions related to our international business. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts. Our revenues earned from operations in Mexico are denominated in both the U.S. Dollar and the Mexican Peso, and our revenues earned from operations in Brazil and India are denominated in the local currencies. We have not historically engaged in significant currency hedging activities relating to our non-U.S. Dollar operations, and a weakening of these foreign currencies against the U.S. Dollar would have a negative impact on our reported revenues and operating profits, which could have a material adverse effect on our business, results of operations and financial condition.

A substantial portion of our revenue is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. For the three months ended March 31, 2010:

•	Four customers accounted for approximately 61% of our revenues;

•	AT&T Mobility accounted for approximately 18% of our revenues;

•	Sprint Nextel accounted for approximately 17% of our revenues;

•	Verizon Wireless accounted for approximately 17% of our revenues; and

•	T-Mobile accounted for approximately 9% of our revenues.

Our largest international customer is Grupo Iusacell, which now controls both Iusacell Celular and Unefon in Mexico. Grupo Iusacell is under common control with TV Azteca. Grupo Iusacell accounted for approximately 4% of our total revenues for the three months ended March 31, 2010. In addition, for the three months ended March 31, 2010, we received $3.5 million in net interest income from TV Azteca on our net note receivable balance of $108.2 million.

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

Grupo Iusacell has been engaged in a restructuring of its U.S. Dollar denominated debt since the first quarter of 2009, and on April 1, 2009, announced that one of its subsidiaries had suspended the debt service payment of its U.S. Dollar denominated debt as part of this restructuring. While Grupo Iusacell has continued to make partial payments to us, our accounts receivable, net (net of reserves, allowances and value added tax) related to Grupo Iusacell was approximately $17.4 million as of March 31, 2010. We also have approximately $42.5 million of other Grupo Iusacell related assets as of March 31, 2010, which includes financing lease commitments and accrued straight-line revenue that are primarily long-term in nature. We are engaged in discussions with Grupo Iusacell management in an effort to collect the past due accounts receivable balances and to restructure our contractual relationship going forward, but have not yet agreed to final terms. If, however, Grupo Iusacell is unable to restructure its indebtedness or if we do not reach a mutually agreeable payment plan, Grupo Iusacell may not be able to meet its operating obligations, including making payments to us in the future, which could have a material adverse effect on our business and results of operations.

We anticipate that we may need additional financing to fund future growth and expansion initiatives, to refinance our existing indebtedness and to fund our stock repurchase program.

In order to fund future growth and expansion initiatives, refinance our existing indebtedness and fund our stock repurchase program, we may need to raise additional capital through financing activities. We believe our cash provided by operations for the year ending December 31, 2010 will be sufficient to fund our cash needs for operations, capital expenditures and cash debt service (interest and principal repayments) obligations for 2010. However, we anticipate that we may need to obtain additional sources of capital in the future to fund growth initiatives and to support additional return of capital to stockholders. If so, depending on market conditions, we may seek to raise capital through credit facilities or debt or equity offerings. Additionally, a downgrade of our credit rating below investment grade could negatively impact our ability to access credit markets or preclude us from obtaining funds on investment grade terms and conditions. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund our stock repurchase program, refinance our existing indebtedness or fund future growth and expansion initiatives.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 83% of the communications sites in our portfolio as of March 31, 2010 are located on land we do not own. Approximately 89% of the ground agreements for these sites have a final expiration date of 2019 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. If we are unable or choose not to exercise our rights to purchase towers under these agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated. For example, our SpectraSite subsidiary has entered into lease or sublease agreements with affiliates of SBC Communications, a predecessor entity to AT&T Mobility, with respect to approximately 2,500 towers pursuant to which SpectraSite has the option to purchase the sites upon the expiration of the lease or sublease beginning in 2013. The aggregate purchase option price for the AT&T Mobility towers was approximately $422.6 million as of March 31, 2010, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. We have entered into a similar agreement with ALLTEL, which completed its merger with Verizon Wireless in January 2009, with respect to approximately 1,800 towers, for which we have an option to purchase the sites upon the expiration of the lease or sublease beginning in 2016. The aggregate purchase option price for the ALLTEL towers was approximately $63.7 million as of March 31, 2010, and will accrete at a rate of 3% per year through the expiration of the lease or sublease period. At ALLTEL’s option, at the expiration of the sublease period, the purchase price would be payable in cash or with 769 shares of our Common Stock per tower. We may not have the required available capital to exercise our right to purchase these or other leased or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our business, results of operations or financial condition could be materially and adversely affected.

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

During the three months ended March 31, 2010, we issued an aggregate of 1,631,061 shares of our Common Stock upon the exercise of 229,833 warrants assumed in our merger with SpectraSite, Inc. In August 2005, in connection with the merger, we assumed approximately 1.0 million warrants to purchase shares of SpectraSite, Inc. common stock. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase 7.15 shares of Common Stock at an exercise price of $32 per warrant. As some of these warrants were exercised pursuant to a cashless net exercise pursuant to the warrant agreement, net proceeds from these warrant exercises were $6.9 million. The shares were issued in reliance on the exemption from registration set forth in Sections 3(a)(9) and 3(a)(10) of the Securities Act of 1933, as amended, and Section 1145 of the United States Code. No underwriters were engaged in connection with such issuances. These warrants expired on February 10, 2010.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2010, we repurchased a total of 1,183,431 shares of our Common Stock for an aggregate of $51.5 million, including commissions and fees, pursuant to our publicly announced stock repurchase program, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2010 (1)	651,745	$43.6	651,745	$723.5
February 2010 (1)	118,706	$42.7	118,706	$718.4
March 2010 (1)	412,980	$43.5	412,980	$700.4

Total First Quarter	1,183,431	$43.5	1,183,431	$700.4

(1)	Repurchases made pursuant to the $1.5 billion stock repurchase program publicly approved by our Board of Directors in February 2008. Under this program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

Since March 31, 2010, we have continued to repurchase shares of our Common Stock pursuant to our stock repurchase program. Between April 1, 2010 and April 23, 2010, we repurchased a total of 378,879 shares of our Common Stock for an aggregate of $16.0 million, including commissions and fees, pursuant to this program.

ITEM 6.	EXHIBITS

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

We have determined the definitive stock purchase agreement with Essar Telecom Infrastructure Private Limited is not a material contract of the Company, contrary to our preliminary determination disclosed in our Current Report on Form 8-K, and accordingly, it has not been included as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: May 6, 2010	By:	/s/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

101*	The following materials from American Tower Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Furnished herewith.