Form 10-Q
period 2010-06-30
AMERICAN TOWER CORP /MA/
filed 2010-08-06
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2010.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of July 23, 2010, there were 401,142,346 shares of Class A Common Stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$302,893	$247,293
Restricted cash	52,566	47,836
Short-term investments and available-for-sale securities	27,891	9,776
Accounts receivable, net	48,872	67,949
Prepaid and other current assets	113,844	92,791
Deferred income taxes	224,472	189,451

Total current assets	770,538	655,096

PROPERTY AND EQUIPMENT, net	3,188,461	3,158,356
GOODWILL	2,255,943	2,255,234
OTHER INTANGIBLE ASSETS, net	1,596,492	1,598,525
DEFERRED INCOME TAXES	96,369	198,185
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	678,120	651,894

TOTAL	$8,585,923	$8,517,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	205,040	185,138
Accrued interest	23,662	23,538
Current portion of long-term obligations	1,610	70,521
Unearned revenue	128,508	112,047

Total current liabilities	358,820	391,244

LONG-TERM OBLIGATIONS	4,152,041	4,141,060
OTHER LONG-TERM LIABILITIES	645,052	666,861

Total liabilities	5,155,913	5,199,165

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A Common Stock: $.01 par value, 1,000,000,000 shares authorized, 484,490,239 and 479,703,633 shares issued, and 401,745,103 and 401,596,984 shares outstanding, respectively	4,845	4,797
Additional paid-in capital	8,503,052	8,393,643
Accumulated deficit	(1,913,549)	(2,109,532)
Accumulated other comprehensive income (loss)	(9,829)	(12,649)
Treasury stock (82,745,136 and 78,106,649 shares at cost, respectively)	(3,157,520)	(2,961,177)

Total American Tower Corporation stockholders’ equity	3,426,999	3,315,082
Noncontrolling interest	3,011	3,043

Total stockholders’ equity	3,430,010	3,318,125

TOTAL	$8,585,923	$8,517,290

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Rental and management	$456,481	$406,751	$900,299	$802,698
Network development services	13,456	16,607	24,072	29,338

Total operating revenues	469,937	423,358	924,371	832,036

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	105,773	92,330	206,197	182,420
Network development services	6,426	10,243	12,471	17,858
Depreciation, amortization and accretion	110,403	102,463	221,238	202,331
Selling, general, administrative and development expense (including stock-based compensation expense of $13,228, $12,836, $26,792, and $37,174, respectively)	53,582	49,861	107,109	107,493
Other operating expenses	5,037	2,014	9,791	5,203

Total operating expenses	281,221	256,911	556,806	515,305

OPERATING INCOME	188,716	166,447	367,565	316,731

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $372, $372, $744 and $744, respectively	3,585	3,585	7,084	7,084
Interest income	694	482	1,196	981
Interest expense	(56,074)	(62,654)	(114,491)	(124,222)
Loss on retirement of long-term obligations	(35)	(5,994)	(35)	(5,994)
Other (expense) income	(6,719)	983	(6,323)	1,054

Total other expense	(58,549)	(63,598)	(112,569)	(121,097)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	130,167	102,849	254,996	195,634
Income tax provision	(30,352)	(51,428)	(58,741)	(88,535)
Income on equity method investments	10	7	18	17

INCOME FROM CONTINUING OPERATIONS	99,825	51,428	196,273	107,116
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION (BENEFIT) OF $3, $5,101, $(19) AND $3,171, RESPECTIVELY	(6)	5,060	29	8,130

NET INCOME	99,819	56,488	196,302	115,246
Net income attributable to noncontrolling interest	(154)	(199)	(319)	(356)

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$99,665	$56,289	$195,983	$114,890

NET INCOME PER COMMON SHARE AMOUNTS:
BASIC:
Income from continuing operations attributable to American Tower Corporation	$0.25	$0.13	$0.49	$0.27
Income from discontinued operations attributable to American Tower Corporation	—	0.01	—	0.02

Net income attributable to American Tower Corporation	$0.25	$0.14	$0.49	$0.29

DILUTED:
Income from continuing operations attributable to American Tower Corporation	$0.25	$0.13	$0.48	$0.26
Income from discontinued operations attributable to American Tower Corporation	—	0.01	—	0.02

Net income attributable to American Tower Corporation	$0.25	$0.14	$0.48	$0.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	402,733	397,418	402,540	397,300

DILUTED	405,024	408,832	405,685	408,855

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$196,302	$115,246
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	26,792	37,174
Depreciation, amortization and accretion	221,238	202,331
Deferred income taxes related to discontinued operations	—	(3,171)
Other non-cash items reflected in statements of operations	74,843	89,084
Increase in net deferred rent asset	(19,276)	(5,334)
(Increase) decrease in restricted cash	(7,655)	1,829
Increase in assets	(33,889)	(31,553)
Increase in liabilities	58,041	3,740

Cash provided by operating activities	516,396	409,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(132,510)	(113,854)
Payments for acquisitions	(132,472)	(93,266)
Proceeds from sale of available-for-sale securities and other long-term assets	2,131	2,395
Deposits, restricted cash, investments and other	(24,059)	(7,056)

Cash used for investing activities	(286,910)	(211,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior debt	—	300,000
Borrowings under credit facilities	75,000	—
Repayments of notes payable, credit facilities and capital leases	(139,060)	(257,484)
Purchases of Class A common stock	(200,531)	(65,745)
Proceeds from stock options, warrants and stock purchase plan	90,079	16,101
Deferred financing costs and other financing activities	(351)	(9,719)

Cash used for financing activities	(174,863)	(16,847)

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	977	(158)

NET INCREASE IN CASH AND CASH EQUIVALENTS	55,600	180,560
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	247,293	143,077

CASH AND CASH EQUIVALENTS, END OF PERIOD	$302,893	$323,637

CASH PAID FOR INCOME TAXES	$11,257	$18,996

CASH PAID FOR INTEREST	$109,925	$119,881

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—Unaudited

(in thousands, except share data)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Issued Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2008	468,513,843	$4,685	(71,536,947)	$(2,746,429)	$8,109,224	$(20,031)	$(2,356,127)	$3,157	$2,994,479

Share based compensation related activity	1,062,730	12	—	—	49,580	—	—	—	49,592
Issuance of vested restricted stock, net of employee withholdings tax	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	22,612	—	—	—	99	—	—	—	99
Issuance of common stock—Stock Purchase Plan	46,639	—	—	—	1,008	—	—	—	1,008
Treasury stock activity	—	—	(2,298,970)	(69,631)	—	—	—	—	(69,631)	—
Net change in fair value of cash flow hedges, net of tax	—	—	—	—	—	2,029	—	—	2,029	2,029
Net realized gain on cash flow hedges, net of tax	—	—	—	—	—	60	—	—	60	60
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	83	—	—	83	83
Convertible notes exchanged for common stock	96	—	—	—	2	—	—	—	2	2
Foreign currency translation adjustment	—	—	—	—	—	(1,673)	—	—	(1,673)	(1,673)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(259)	(259)	—
Net income	—	—	—	—	—	—	114,890	356	115,246	115,246

Total Comprehensive Income	—	—	—	—	—	—	—	—	—	$115,747

BALANCE, JUNE 30, 2009	469,645,920	$4,697	(73,835,917)	$(2,816,060)	$8,159,913	$(19,532)	$(2,241,237)	$3,254	$3,091,035

BALANCE, DECEMBER 31, 2009	479,703,633	$4,797	(78,106,649)	$(2,961,177)	$8,393,643	$(12,649)	$(2,109,532)	$3,043	$3,318,125

Share based compensation related activity	2,729,388	28	—	—	108,430	—	—	—	108,458
Issuance of vested restricted stock, net of employee withholdings tax	387,615	4	—	—	(7,191)	—	—	—	(7,187)
Issuance of common stock upon exercise of warrants	1,631,061	16	—	—	6,843	—	—	—	6,859
Issuance of common stock—Stock Purchase Plan	38,542	—	—	—	1,327	—	—	—	1,327
Treasury stock activity	—	—	(4,638,487)	(196,343)	—	—	—	—	(196,343)
Net change in fair value of cash flow hedges, net of tax	—	—	—	—	—	4,602	—	—	4,602	4,602
Net realized gain on cash flow hedges, net of tax	—	—	—	—	—	59	—	—	59	59
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	13	—	—	13	13
Convertible notes exchanged for common stock	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,854)	—	—	(1,854)	(1,854)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(351)	(351)	—
Net income	—	—	—	—	—	—	195,983	319	196,302	196,302

Total comprehensive income	—	—	—	—	—	—	—	—	—	$199,122

BALANCE, JUNE 30, 2010	484,490,239	$4,845	(82,745,136)	$(3,157,520)	$8,503,052	$(9,829)	$(1,913,549)	$3,011	$3,430,010

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.	Description of Business, Basis of Presentation and Accounting Policies

American Tower Corporation is, together with its subsidiaries (collectively, “ATC” or the “Company”), an independent developer, owner and operator of wireless and broadcast communications sites in the United States, Mexico, Brazil, India and Chile. The Company’s primary business is the leasing of antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. The Company also manages rooftop and tower sites for property owners, operates in-building and outdoor distributed antenna system (“DAS”) networks, and provides network development services that primarily support its rental and management operations and the addition of new tenants and equipment on its sites.

ATC is a holding company that conducts its operations through its directly and indirectly owned subsidiaries. ATC’s principal United States operating subsidiaries are American Towers, Inc. (“ATI”) and SpectraSite Communications, LLC (“SpectraSite”). ATC conducts its international operations through its subsidiary, American Tower International, Inc., which in turn conducts operations through its various international operating subsidiaries. The Company’s international operations consist of its operations in Mexico, Brazil, India and, more recently, Chile.

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

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables by actively monitoring the creditworthiness of its borrowers and customers. The Company derives the largest portion of its revenues, corresponding trade receivables and the related deferred rent asset from a small number of customers in the telecommunications industry, and as of June 30, 2010, approximately 60% of its revenues are derived from four customers in the United States, whose combined accounts receivable, net and deferred rent asset are $16.7 million and $286.4 million, respectively.

As of June 30, 2010, current and long-term accounts receivable, net and related assets (which include financing lease commitments and a deferred rent asset that are primarily long-term in nature) included

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

$16.7 million (net of reserves, allowances and value added tax) and $45.2 million, respectively, for our largest foreign customer, Grupo Iusacell, which represented approximately 4% of the Company’s total revenues for the six months ended June 30, 2010. Grupo Iusacell has been engaged in a restructuring of its U.S. Dollar denominated debt since the first quarter of 2009, and has periodically made partial payments to the Company since that time. Effective April 1, 2010, the Company renegotiated its agreements with Grupo Iusacell to include, among other changes, the conversion of approximately $18.3 million of accounts receivable, net, and associated value added tax, to a long-term, interest bearing receivable to be repaid over five years.

Foreign Currency—As a result of changes to the organizational structure of the Company’s subsidiaries in Latin America in 2010, the Company has determined that effective January 1, 2010, the functional currency of its foreign subsidiary in Brazil is the Brazilian Real. From that point forward, all assets and liabilities held by the subsidiary in Brazil are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable reporting period. Revenues and expenses are translated at the average monthly exchange rates and the cumulative translation effect is included in stockholders’ equity. The change in functional currency from U.S. Dollars to Brazilian Real gave rise to an increase in the net value of certain non-monetary assets and liabilities. The aggregate impact on such assets and liabilities was $38.1 million with an offsetting increase in accumulated other comprehensive income (loss).

As a result of the renegotiation of the Company’s agreements with Grupo Iusacell, which included, among other changes, converting all of Grupo Iusacell’s contractual obligations to the Company from U.S. Dollars to Mexican Pesos, the Company has determined that effective April 1, 2010, the functional currency of certain of its foreign subsidiaries in Mexico is the Mexican Peso. From that point forward, all assets and liabilities held by those subsidiaries in Mexico are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable reporting period. Revenues and expenses are translated at the average monthly exchange rates and the cumulative translation effect is included in stockholders’ equity. The change in functional currency from U.S. Dollars to Mexican Pesos gave rise to a decrease in the net value of certain non-monetary assets and liabilities. The aggregate impact on such assets and liabilities was $37.6 million with an offsetting decrease in accumulated other comprehensive income (loss).

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

2.	Short-Term Investments and Available-For-Sale Securities

As of June 30, 2010, short-term investments and available-for-sale securities included Brazilian Treasury securities of $27.7 million, whose original maturities were in excess of three months, and $0.2 million of available-for-sale securities.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

3.	Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the six months ended June 30, 2010 are as follows (in thousands):

Balance as of December 31, 2009 as adjusted for purchase accounting measurement period of adjustments	$2,255,234
Effect of foreign currency translation	709

Balance as of June 30, 2010	$2,255,943

The Company’s other intangible assets subject to amortization consist of the following:

	Estimated Useful Lives	June 30, 2010	December 31, 2009 (3)
	(years)	(in thousands)
Acquired network location (1)	20	$1,129,845	$1,106,498
Acquired customer base	15-20	752,276	756,928
Acquired customer relationship	20	939,715	878,117
Acquired licenses and other intangibles	5-15	21,574	21,574
Economic Rights, TV Azteca	70	30,292	30,292

Total		2,873,702	2,793,409
Less accumulated amortization		(1,316,392)	(1,238,579)

Intangible assets, net		1,557,310	1,554,830
Deferred financing costs, net (2)	N/A	39,182	43,695

Other intangible assets, net		$1,596,492	$1,598,525

(1)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease or 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(2)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate. This amortization is included in interest expense, rather than in amortization expense.
(3)	December 31, 2009 balances have been revised to reflect purchase accounting adjustments.

The Company amortizes these intangibles on a straight-line basis. As of June 30, 2010, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 4 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, was approximately 10 years. Amortization of intangible assets for the three and six months ended June 30, 2010 was approximately $37.6 million and $75.4 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively. Amortization of intangible assets for the three and six months ended June 30, 2009 was approximately $35.9 million and $68.0 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively.

4.	Financing Transactions

Revolving Credit Facility and Term Loan—As of June 30, 2010, the Company had $625.0 million outstanding under its $1.25 billion senior unsecured revolving credit facility (“Revolving Credit Facility”) and had approximately $3.1 million of undrawn letters of credit outstanding. In March 2008, the Company increased its borrowing capacity under the Revolving Credit Facility by adding $325.0 million of term loan commitments (“Term Loan”). As of June 30, 2010, the Term Loan was fully drawn. The Company continues to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

XCEL Credit Facility—At the time of the Company’s acquisition of XCEL Telecom Private Limited (“XCEL”) on May 27, 2009, a 4.8 billion Indian Rupee-denominated credit facility (“XCEL Credit Facility”) was in place, of which 3.4 billion Indian Rupees (approximately $77.3 million) was outstanding. In April 2010, the Company repaid all of the outstanding indebtedness incurred under the XCEL Credit Facility and terminated the XCEL Credit Facility upon repayment.

Stock Repurchase Program—During the six months ended June 30, 2010, the Company repurchased an aggregate of 4.6 million shares of its Class A common stock (“Common Stock”) for an aggregate of $196.3 million, including commissions and fees, pursuant to its $1.5 billion stock repurchase program approved by the Company’s Board of Directors in February 2008 (“2008 Buyback”). Between July 1, 2010 and July 23, 2010, the Company repurchased a total of 879,700 shares of its Common Stock for an aggregate of $40.0 million, including commissions and fees. As of July 23, 2010, the Company had repurchased a total of 26.1 million shares of Common Stock for an aggregate of $984.4 million, including commissions and fees, pursuant to the 2008 Buyback.

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

The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed through the use of derivative instruments is interest rate risk. The Company enters into interest rate protection agreements to manage exposure on the variable rate debt under its credit facilities and to manage variability in cash flows relating to forecasted interest payments. Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s credit risk exposure is limited to the current value of the contract at the time the counterparty fails to perform. The Company believes its contracts as of June 30, 2010 are with creditworthy institutions.

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

As of June 30, 2010, the Company held thirteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $625.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011. The Company utilizes these interest rate swap agreements to manage its exposure to variability in cash flows relating to forecasted interest payments under its Revolving Credit Facility and Term Loan. As of June 30, 2010 and December 31, 2009, the carrying

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

amounts of the Company’s derivative financial instruments, along with the estimated fair values of the related liabilities are as follows (in thousands):

As of June 30, 2010	Balance Sheet Location	Notional Amount	Carrying Amount and Fair Value
Liabilities:
Interest rate swap agreements	Other long-term liabilities	$625,000	$11,321

As of December 31, 2009	Balance Sheet Location	Notional Amount	Carrying Amount and Fair Value
Liabilities:
Interest rate swap agreements	Other long-term liabilities	$625,000	$18,852

During the six months ended June 30, 2010 and 2009, the interest rate swap agreements held by the Company had the following impact on other comprehensive income (“OCI”) included in the condensed consolidated balance sheet and in the condensed consolidated statement of operations (in thousands):

Six Months Ended June 30, 2010
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(4,771)	Interest expense	$(9,373)	N/A	N/A

Six Months Ended June 30, 2009
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(9,678)	Interest expense	$(7,649)	N/A	N/A

6.	Fair Value Measurements

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows:

	June 30, 2010
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments and available-for-sale securities (1)	$27,891			$27,891
Liabilities:
Interest rate swap agreements (2)		$11,321		$11,321

	December 31, 2009
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments and available-for-sale securities (1)	$9,776			$9,776
Liabilities:
Interest rate swap agreements (2)		$18,852		$18,852

(1)	Consists of available-for-sale securities traded on active markets as well as certain Brazilian Treasury securities that are highly liquid and actively traded in over-the-counter markets.
(2)	Consists of interest rate swap agreements based on the London Interbank Offering Rate (“LIBOR”) whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.

The fair value of the Company’s interest rate swap agreements recorded as liabilities is included in other long-term liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2010. Fair valuations of the Company’s interest rate swap agreements reflect the value of the instrument including the values associated with counterparty risk and the Company’s own credit standing. The Company includes in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract.

Items Measured at Fair Value on a Nonrecurring Basis—The Company’s notes receivable and other long-term assets, long-lived assets, intangibles and goodwill are measured at fair value on a nonrecurring basis. During the six months ended June 30, 2010, the Company did not record any significant changes to the fair value of these assets as a result of an impairment, using level 3 inputs, on a nonrecurring basis.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments, with the exception of long-term obligations, including current portion, reasonably approximate the related fair values as of June 30, 2010 and December 31, 2009. The Company’s estimates of fair value of its long-term obligations, including current portion, are based primarily upon reported market values. As of June 30, 2010, the carrying value and fair value of long-term obligations, including current portion, were $4.2 billion and $4.3 billion, respectively. As of December 31, 2009, the carrying value and fair value of long-term obligations, including current portion, were $4.2 billion and $4.3 billion, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

7.	Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

As of June 30, 2010, the Company had unrecognized tax benefits of $76.3 million, of which approximately $35.7 million would impact discontinued operations, if recognized. The total amount that would affect the effective tax rate, if recognized, was $32.6 million, net of deferred tax assets of $8.0 million. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 11 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $2.0 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2010	$87,975
Additions based on tax positions related to the current year	10,158
Additions for tax positions of prior year	8,948
Reductions for tax positions of prior years	(30,855)
Foreign currency	146
Reduction as a result of the lapse of statute limitations	(53)

Balance at June 30, 2010	$76,319

The Company recorded penalties and tax-related interest expense during the three and six months ended June 30, 2010 of $0.7 million and $1.4 million, respectively. As of June 30, 2010 and December 31, 2009, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the condensed consolidated balance sheets was $16.8 million and $15.2 million, respectively.

In an effort to efficiently fund Latin American operations, during the first quarter of 2010, the Company reorganized an existing financing entity, which resulted in a reversal of $32.6 million of accrued income tax liabilities which was recognized in the condensed consolidated statement of operations.

During the six months ended June 30, 2010, the Company performed additional analysis of its net operating losses, resulting in recognition of $26.3 million of previously unrecognized net operating losses in the condensed consolidated statements of operations. In addition, the Company also recorded additional tax reserves of $19.1 million.

The Company files numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. The Company may be subject to examinations in various jurisdictions for certain tax years. As a result of the Company’s ability to carry forward federal and state net operating losses, the applicable tax years remain open to examination until three years after the applicable loss carry forwards have been used or expired.

8.	Stock-Based Compensation

The Company recognized non-cash stock-based compensation expense during the three and six months ended June 30, 2010 of approximately $13.2 million and $26.8 million, respectively, and non-cash stock-based compensation expense during the three and six months ended June 30, 2009 of approximately $12.8 million and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

$37.2 million, respectively. Stock-based compensation expense for the six months ended June 30, 2009 includes $6.6 million related to the modification of the vesting and exercise terms for a certain employee’s equity awards. The Company did not capitalize any stock-based compensation during the six months ended June 30, 2010 and 2009.

Stock Options—During the six months ended June 30, 2010, the Company granted stock options to purchase 1.1 million shares of its Common Stock pursuant to its 2007 Equity Incentive Plan (“2007 Plan”).

The following table summarizes the Company’s option activity for the six months ended June 30, 2010:

Number of Options
Outstanding as of January 1, 2010	11,434,178
Granted	1,066,845
Exercised	(2,729,388)
Forfeited	(129,459)
Expired	(24,640)

Outstanding as of June 30, 2010	9,617,536

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to determine the grant date fair value for options granted during the six months ended June 30, 2010:

Range of risk-free interest rate	1.90% - 2.39%
Weighted average risk-free interest rate	2.38%
Expected life of option grants	4.6
Range of expected volatility of underlying stock price	37.11% - 37.30%
Weighted average expected volatility of underlying stock price	37.13%
Expected annual dividends	N/A

The weighted average grant date fair value per share during the six months ended June 30, 2010 was $14.97. As of June 30, 2010, total unrecognized compensation expense related to unvested stock options was $40.8 million, and is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock Units—During the six months ended June 30, 2010, the Company granted restricted stock units with respect to 0.9 million shares of its Common Stock pursuant to the 2007 Plan.

The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2010:

Number of Units
Outstanding as of January 1, 2010	2,026,032
Granted	889,610
Vested	(552,564)
Forfeited	(65,925)

Outstanding as of June 30, 2010	2,297,153

As of June 30, 2010, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan was $70.8 million, and is expected to be recognized over a weighted average period of approximately three years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan (“ESPP”) for all eligible employees as described in note 12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the six months ended June 30, 2010, employees purchased 38,542 shares under the ESPP and the fair value of such shares was $9.51.

Key assumptions used to apply the Black-Scholes pricing model for shares purchased through the ESPP during the six months ended June 30, 2010 are as follows:

Approximate risk-free interest rate	0.22%
Expected life of shares	6 months
Expected volatility of underlying stock price	35.27%
Expected annual dividends	N/A

9.	Earnings per Common Share

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

The following table sets forth basic and diluted income from continuing operations per common share computational data for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income from continuing operations attributable to American Tower Corporation	$99,671	$51,229	$195,954	$106,760

Effect of convertible notes	—	747	—	1,494

Income available to common shareholders, as adjusted for diluted earnings	$99,671	$51,976	$195,954	$108,254

Basic weighted average common shares outstanding	402,733	397,418	402,540	397,300
Dilutive securities:
Stock options, warrants and convertible notes	2,291	11,414	3,145	11,555

Diluted weighted average common shares outstanding	405,024	408,832	405,685	408,855

Basic income from continuing operations attributable to American Tower Corporation per common share	$0.25	$0.13	$0.49	$0.27

Diluted income from continuing operations attributable to American Tower Corporation per common share	$0.25	$0.13	$0.48	$0.26

For the three and six months ended June 30, 2010, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of zero and 0.3 million, respectively, and shares issuable upon exercise of the Company’s stock options and share based

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

awards of 3.4 million and 1.9 million, respectively, as the effect would be anti-dilutive. For the three and six months ended June 30, 2009, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 1.2 million, and shares issuable upon exercise of the Company’s stock options and share based awards of 10.3 million and 10.4 million, respectively, as the effect would be anti-dilutive.

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

Mexico Litigation—One of the Company’s subsidiaries, SpectraSite Communications, Inc. (“SCI”), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was sold in 2002, prior to the Company’s merger of a newly formed, wholly owned subsidiary with SCI’s parent in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for the Company is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have full jurisdiction over SCI. These decisions were appealed by the plaintiff, and in July 2008, they were reversed by an intermediate Mexican appellate court. In its decision, the intermediate appellate court identified potential damages of approximately $23.0 million. SCI appealed that ruling to a higher constitutional court in Mexico. In January 2009, the constitutional court ruled in SCI’s favor, remanding the case back to the intermediate appellate court for further proceedings. In March 2009, the intermediate appellate court issued its decision, which reasserts jurisdiction and reimposes liability on SCI. In April 2009, as permitted under Mexican law, SCI filed an appeal of this decision to the higher constitutional court, on the grounds that the decision of the intermediate appellate court is inconsistent with the January 2009 ruling of the higher constitutional court and Mexican law. In August 2009, the plaintiff filed a petition with the Supreme Court of Mexico asking the court to rule on SCI’s appeal to the constitutional court. In September 2009, the Supreme Court refused to hear the appeal. As a result, the case remains pending in the constitutional court and should be listed for final resolution in August 2010. The Company is unable to estimate its share, if any, of potential liability until final resolution is officially published.

AT&T Transaction—SpectraSite entered into an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the Company’s securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SpectraSite has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $432.8 million as of June 30, 2010, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by SpectraSite, AT&T has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL (which completed its merger with Verizon Wireless in January 2009) to acquire towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers was approximately $64.2 million as of June 30, 2010. At ALLTEL’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s Common Stock per tower.

XCEL Litigation—On June 3, 2010, Horse-Shoe Capital (“Horse-Shoe”), a company formed under the laws of the Republic of Mauritius, filed a complaint in the Supreme Court of the State of New York, New York County, with respect to Horse-Shoe’s sale of XCEL to American Tower Mauritius (“AT Mauritius”), our wholly-owned subsidiary formed under the laws of the Republic of Mauritius. The complaint names AT Mauritius, ATI and the Company as defendants, and the dispute concerns the timing and amount of distributions to be made by AT Mauritius to Horse-Shoe from a $7.5 million holdback escrow account and a $15.7 million tax escrow account, each established by the transaction agreements at the closing of the transaction. The complaint seeks release of the entire holdback escrow account, plus an additional $2.8 million, as well as the release of approximately $12.0 million of the tax escrow account. The complaint also seeks punitive damages in excess of $69 million. The Company expects to file an answer to the complaint in August 2010, disputing both the amounts alleged to be owed under the escrow agreements as well as the timing of the escrow distributions. The Company also will assert in its answer that the demand for punitive damages is meritless. The Company intends to defend the lawsuit vigorously.

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

XCEL Acquisition—On May 27, 2009, the Company acquired 100% of the outstanding common and preferred stock of XCEL. This acquisition had a purchase price, after certain post-closing adjustments, of $98.0 million. During the three months ended June 30, 2010, the Company finalized the purchase accounting for this acquisition. The preliminary purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets and liabilities at the date of acquisition, subject to subsequent adjustments as the preliminary estimates of the fair value of assets and liabilities and estimated purchase price were finalized.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table summarizes the aggregate purchase consideration paid and the amounts of assets and liabilities acquired at the acquisition date (in thousands), the adjustments to which are reflected in the Company’s condensed consolidated balance sheet for the year ended December 31, 2009:

	Final Purchase Price Allocation	Preliminary Purchase Price Allocation
Current and non-current assets	$59,612	$59,612
Property and equipment	83,523	83,523
Intangible assets (1)	38,091	38,091
Current and other long-term liabilities	(135,824)	(135,824)

Fair value of net assets acquired	$45,402	$45,402

Goodwill (2)	52,631	50,641

(1)	Consists of customer relationships of approximately $18.3 million and network location of approximately $19.8 million as of June 30, 2010. The customer relationships and network location are being amortized on a straight-line basis over a period of 20 years.
(2)	Goodwill is not expected to be deductible for local income tax purposes. The goodwill was allocated to the rental and management segment.

Insight Acquisition—On October 28, 2009, the Company acquired 100% of the outstanding stock of Insight Infrastructure Pte. Ltd. (“Insight”), a company formed under the laws of Singapore, and the parent company of Transcend Infrastructure Limited, a company formed under the laws of India. This acquisition had a final purchase price, after certain post-closing adjustments, of $19.3 million. During the three months ended June 30, 2010, the Company finalized the purchase accounting for this acquisition. The preliminary purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets and liabilities at the date of acquisition, subject to subsequent adjustments as the preliminary estimates of purchase price and the fair value of the assets and liabilities were finalized.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets and liabilities acquired at the acquisition date (in thousands), the adjustments to which are reflected in the Company’s condensed consolidated balance sheet for the year ended December 31, 2009:

	Final Purchase Price Allocation	Preliminary Purchase Price Allocation
Current and non-current assets	$3,513	$3,552
Property and equipment	19,625	19,625
Intangible assets (1)	2,709	4,408
Current and other long-term liabilities	(8,116)	(8,694)

Fair value of net assets acquired	$17,731	$18,891

Goodwill (2)	1,617	22

(1)	Consists of customer relationships of approximately $0.9 million and network location of approximately $1.8 million as of June 30, 2010. The customer relationships and network location are being amortized on a straight-line basis over a period of 20 years.
(2)	Goodwill is not expected to be deductible for local income tax purposes. The goodwill was allocated to the rental and management segment.

Brazil Acquisition—On July 22, 2009, the Company completed its acquisition of 230 towers and related third party leases located in Brazil for an aggregate purchase price of $51.3 million, which consisted of $50.5 million in cash and the assumption of $0.8 million in liabilities. During the three months ended June 30, 2010,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

the Company finalized the purchase accounting for this acquisition. The preliminary purchase price was allocated to the acquired assets based on the estimated fair value of the acquired assets at the date of acquisition. Certain adjustments were made to the assets acquired upon a finalization of the appraisal of certain tangible and intangible assets during the six months ended June 30, 2010.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired at the acquisition date (in thousands), the adjustments to which are reflected in the Company’s condensed consolidated balance sheet for the year ended December 31, 2009:

	Final Purchase Price Allocation	Preliminary Purchase Price Allocation
Current assets	$6,165	$—
Property and equipment	9,057	32,015
Intangible assets (1)	30,074	19,260

Fair value of net assets acquired	$45,296	$51,275

Goodwill (2)	5,979	—

(1)	Consists of customer relationships of approximately $22.9 million and network location of approximately $7.2 million, as of June 30, 2010. The customer relationships and network location are being amortized on a straight-line basis over a period of 20 years.
(2)	Goodwill is expected to be deductible for income tax purposes. The goodwill was allocated to the rental and management segment.

Cincinnati Bell Acquisition—On December 23, 2009, the Company acquired 196 towers from Cincinnati Bell Inc. This acquisition had a final purchase price, after certain post-closing adjustments, of $99.9 million. During the three months ended June 30, 2010, the Company made adjustments to preliminary estimates to the purchase accounting for this acquisition. The preliminary purchase price was allocated to the acquired assets based on the estimated fair value of the acquired assets at the date of acquisition, subject to subsequent adjustments as the preliminary estimates of the fair value of the assets were updated.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired at the acquisition date (in thousands), the adjustments to which are reflected in the Company’s condensed consolidated balance sheet for the year ended December 31, 2009:

	Final Purchase Price Allocation	Preliminary Purchase Price Allocation
Long-term assets	$800	$—
Property and equipment	21,950	16,147
Intangible assets (1)	74,500	83,723
Current liabilities	(5,200)	—

Fair value of net assets acquired	$92,050	$99,870

Goodwill (2)	7,819	—

(1)	Consists of customer relationships of approximately $61.0 million and network location of approximately $13.5 million as of June 30, 2010. The customer relationships and network location are being amortized on a straight-line basis over a period of 20 years.
(2)	Goodwill is expected to be deductible for income tax purposes. The goodwill was allocated to the rental and management segment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

U.S. Acquisitions—During the six months ended June 30, 2010, the Company acquired a total of 200 towers in the United States for $113.0 million. The acquisition of these towers is consistent with the Company’s strategy to expand in selected geographic areas and have been accounted for as business combinations.

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired based on the estimated fair value of the acquired assets at the date of acquisition (in thousands):

Property and equipment	$14,405
Intangible assets (1)	98,575

Fair value of net assets acquired	$112,980

(1)	Consists of customer relationships of approximately $75.3 million and network location of approximately $23.3 million. The customer relationships and network location are being amortized on a straight-line basis over a period of 20 years.

The allocation of the purchase price will be finalized upon completion of analyses of the fair value of the assets acquired and may result in the recognition of goodwill.

Chile Acquisition—On June 29, 2010, the Company entered into definitive agreements to purchase up to 287 tower sites from Telefónica Chile S.A. and its affiliates. The Company purchased 113 of these tower sites on June 29, 2010 for an aggregate purchase price of $19.5 million, and expects to close on the remaining tower sites by the end of 2010, subject to customary closing conditions. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

This acquisition has been accounted for as a business combination. The purchase price has been preliminarily allocated to property and equipment and the allocation of the purchase price will be finalized upon completion of analyses of the fair value of the assets acquired.

ETIPL Acquisition—On February 24, 2010, the Company announced that its indirectly held, wholly owned Indian subsidiary, Transcend Infrastructure Limited, had entered into a definitive stock purchase agreement pursuant to which it will acquire from Essar Telecom Infrastructure Holding Overseas Ltd., Essar Securities Limited, and Essar Investments, Limited, each an Indian company, substantially all the issued and outstanding shares of Essar Telecom Infrastructure Private Limited (“ETIPL”), a company formed under the laws of India. ETIPL owns and operates approximately 4,450 towers in India, including a number of tower sites that are currently under construction. The total consideration for the acquisition is estimated to be approximately $430 million and is subject to certain post closing adjustments. The consideration to be provided will be satisfied with cash and the assumption of ETIPL’s net liabilities at closing. The Company expects to use its Revolving Credit Facility, along with cash on hand, to satisfy the cash requirements at closing. Consummation of the acquisition is subject to customary closing conditions, as well as approval from India’s Foreign Investment Promotion Board, which the Company received on July 26, 2010. The Company expects the transaction to close by the end of the third quarter of 2010.

12.	Business Segments

The Company operates in two business segments: rental and management and network development services. The rental and management segment provides for the leasing and subleasing of antenna space on multi-tenant towers and other properties for a diverse range of customers primarily in the wireless communications and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

broadcast industries. Through its network development services segment, the Company offers tower-related services in the United States, including site acquisition, zoning and permitting services and structural analyses services which directly support the Company’s site leasing business and the addition of new tenants and equipment on its sites.

The accounting policies applied in compiling segment information below are similar to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In evaluating financial performance, management focuses on segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expenses. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the rental and management segment operating profit and segment gross margin also include interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), net income attributable to noncontrolling interest, income (loss) on equity method investments, income taxes and discontinued operations.

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2010 and 2009 is shown in the tables below. The Other column below represents amounts excluded from specific segments, such as stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; other operating expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as well as reconciles segment operating profit to income (loss) before income taxes, noncontrolling interest and income (loss) on equity method investments.

Three months ended June 30, 2010	Rental and Management	Network Development Services	Other	Total
	(in thousands)
Segment revenues	$456,481	$13,456		$469,937
Segment operating expenses	105,773	6,426		112,199
Interest income, TV Azteca, net	3,585			3,585

Segment gross margin	354,293	7,030		361,323

Segment selling, general, administrative and development expense	23,337	1,491		24,828

Segment operating profit	$330,956	$5,539		336,495

Other selling, general, administrative and development expense			$28,754	28,754
Depreciation, amortization and accretion	$107,904	$658	1,841	110,403
Other expense (principally interest expense)			67,171	67,171

Income from continuing operations before income taxes and income on equity method investments				$130,167

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Three months ended June 30, 2009	Rental and Management	Network Development Services	Other	Total
	(in thousands)
Segment revenues	$406,751	$16,607		$423,358
Segment operating expenses	92,330	10,243		102,573
Interest income, TV Azteca, net	3,585			3,585

Segment gross margin	318,006	6,364		324,370

Segment selling, general, administrative and development expense	22,621	1,412		24,033

Segment operating profit	$295,385	$4,952		$300,337

Other selling, general, administrative and development expense			$25,828	25,828
Depreciation, amortization and accretion	$99,944	$692	1,827	102,463
Other expense (principally interest expense)			69,197	69,197

Income from continuing operations before income taxes and income on equity method investments				$102,849

Six months ended June 30, 2010	Rental and Management	Network Development Services	Other	Total
	(in thousands)
Segment revenues	$900,299	$24,072		$924,371
Segment operating expenses	206,197	12,471		218,668
Interest income, TV Azteca, net	7,084	—		7,084

Segment gross margin	701,186	11,601		712,787

Segment selling, general, administrative and development expense	46,512	3,110		49,622

Segment operating profit	$654,674	$8,491		663,165

Other selling, general, administrative and development expense			$57,487	57,487
Depreciation, amortization and accretion	$216,113	$1,339	3,786	221,238
Other expense (principally interest expense)			129,444	129,444

Income from continuing operations before income taxes and income on equity method investments				$254,996

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Six months ended June 30, 2009	Rental and Management	Network Development Services	Other	Total
	(in thousands)
Segment revenues	$802,698	$29,338		$832,036
Segment operating expenses	182,420	17,858		200,278
Interest income, TV Azteca, net	7,084	—		7,084

Segment gross margin	627,362	11,480		638,842

Segment selling, general, administrative and development expense	40,265	2,947		43,212

Segment operating profit	$587,097	$8,533		$595,630

Other selling, general, administrative and development expense			$64,281	64,281
Depreciation, amortization and accretion	$197,326	$1,357	3,648	202,331
Other expense (principally interest expense)			133,384	133,384

Income from continuing operations before income taxes and income on equity method investments				$195,634

13.	Subsequent Events

U.S. Acquisition—On July 22, 2010, the Company acquired 63 communication tower sites for an aggregate purchase price of $43.8 million.

Revolving Credit Facility—On July 23, 2010, the Company borrowed $350.0 million under the Revolving Credit Facility, which, in addition to cash on hand, will be used to finance the ETIPL acquisition.

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

Overview

We are a leading wireless and broadcast communications infrastructure company that develops, owns, and operates communications sites, including wireless communications towers, broadcast communications towers and distributed antenna system (“DAS”) networks. Our portfolio of wireless and broadcast towers consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of June 30, 2010, approximately 20,400 towers in the United States and approximately 7,400 towers in Mexico, Brazil, India and, more recently, Chile. Our portfolio also includes approximately 200 in-building DAS networks that we operate in malls, casinos and other in-building applications in the United States and Mexico and three outdoor DAS networks in the United States. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners in the United States, Mexico and Brazil. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. This segment of our business, which we refer to as our rental and management segment, accounted for approximately 97% of our total revenues for the three and six months ended June 30, 2010.

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

We continue to believe that our site leasing revenue is likely to increase due to the growing use of wireless communications services and our ability to meet that demand by adding new tenants and new equipment for existing tenants on our legacy sites, which increases the utilization and profitability of our sites. In addition, we believe the majority of our site leasing activity will continue to come from customers providing wireless broadband services. Our legacy site portfolio and our established customer base provide us with a diverse source of new business opportunities, which has historically resulted in consistent and predictable revenue growth. In addition, we intend to supplement the growth on our legacy sites by selectively developing or acquiring new sites in our existing and new markets where we can achieve our return on investment criteria.

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

We currently expect that we will be able to utilize our net operating losses (“NOLs”) over the course of the next several years. As a result, we are considering a conversion to a real estate investment trust, although there is no certainty that we will do so.

Results of Operations

Three Months Ended June 30, 2010 and 2009 (dollars in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2009
REVENUES:
Rental and management	$456,481	$406,751	$49,730	12%
Network development services	13,456	16,607	(3,151)	(19)

Total operating revenues	469,937	423,358	46,579	11

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	105,773	92,330	13,443	15
Network development services	6,426	10,243	(3,817)	(37)
Depreciation, amortization and accretion	110,403	102,463	7,940	8
Selling, general, administrative and development expense (including stock-based compensation expense of $13,228 and $12,386)	53,582	49,861	3,721	7
Other operating expenses	5,037	2,014	3,023	150

Total operating expenses	281,221	256,911	24,310	9

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	3,585	3,585	—	—
Interest income	694	482	212	44
Interest expense	(56,074)	(62,654)	(6,580)	(11)
Loss on retirement of long-term obligations	(35)	(5,994)	(5,959)	(99)
Other (expense) income	(6,719)	983	(7,702)	(784)
Income tax provision	(30,352)	(51,428)	(21,076)	(41)
Income on equity method investments	10	7	3	43

Income from continuing operations	99,825	51,428	48,397	94
Income from discontinued operations, net	(6)	5,060	(5,066)	(100)

Net Income	99,819	56,488	43,331	77
Income attributable to noncontrolling interest	(154)	(199)	(45)	(23)

Net income attributable to American Tower Corporation	$99,665	$56,289	$43,376	77%

Total Revenues

Total revenues for the three months ended June 30, 2010 were $469.9 million, an increase of $46.6 million from the three months ended June 30, 2009. This increase was attributable to a $49.7 million increase in rental and management revenue, partially offset by a decrease of $3.2 million in network development services revenue.

Rental and Management Revenue

Rental and management revenue for the three months ended June 30, 2010 was $456.5 million, an increase of $49.7 million from the three months ended June 30, 2009. Legacy sites contributed $27.8 million of the increase, which was primarily attributable to incremental revenue generated from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual tenant lease escalations, the positive impact of foreign currency exchange rate fluctuations and straight-line revenue recognition, partially offset by tenant lease cancellations and a reduction in revenue recognized under a take or pay agreement. Approximately $21.9 million of the increase resulted from the 4,132 new sites that we acquired or constructed since April 1, 2009.

Network Development Services Revenue

Network development services revenue for the three months ended June 30, 2010 was $13.5 million, a decrease of $3.2 million from the three months ended June 30, 2009. This decrease was primarily attributable to a decrease in the revenues generated from our site acquisition, zoning, permitting and installation services.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2010 were $281.2 million, an increase of $24.3 million from the three months ended June 30, 2009. The increase was primarily attributable to an increase in depreciation, amortization and accretion expenses of $7.9 million, an increase in expenses within our rental and management segment of $13.4 million, an increase in other operating expenses of $3.0 million, an increase in selling, general, administrative and development expense of $3.7 million, partially offset by a decrease in expenses within our network development services segment of $3.8 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the three months ended June 30, 2010 was $105.8 million, an increase of $13.4 million from the three months ended June 30, 2009. Legacy sites contributed $4.1 million of the increase, which was primarily attributable to contractual ground lease escalations, inflationary cost increases and the unfavorable impact of foreign currency exchange rate fluctuations on expenses, partially offset by cost decreases in certain components of our tower portfolio, including property taxes. Approximately $9.4 million of the increase resulted from the 4,132 new sites that we acquired or constructed since April 1, 2009.

Rental and management segment gross margin for the three months ended June 30, 2010 was $354.3 million, an increase of $36.3 million from the three months ended June 30, 2009. The increase primarily resulted from the increase of $49.7 million in rental and management revenue described above, partially offset by the $13.4 million increase in rental and management expense described above.

Rental and management segment operating profit for the three months ended June 30, 2010 was $331.0 million, an increase of $35.6 million from the three months ended June 30, 2009. This increase was comprised of the $36.3 million increase in rental and management segment gross margin described above, partially offset by an increase of $0.7 million in selling, general, administrative and development expenses related to our rental and management segment, largely due to increased costs from the expansion of our international operations, partially offset by reduced bad debt expense.

Network Development Services Expense

Network development services expense for the three months ended June 30, 2010 was $6.4 million, a decrease of $3.8 million from the three months ended June 30, 2009. The decrease correlates to the reduction in services performed as described above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion for the three months ended June 30, 2010 was $110.4 million, an increase of $7.9 million from the three months ended June 30, 2009. This increase was primarily attributable to depreciation, amortization and accretion associated with the 4,132 sites acquired or constructed since April 1, 2009 and resulting increase in property and equipment.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the three months ended June 30, 2010 was $53.6 million, an increase of $3.7 million from the three months ended June 30, 2009. This increase was primarily attributable to an increase of $4.4 million in payroll related costs and an increase of $3.4 million in various administrative expenses, offset by a decrease of $4.1 million in bad debt expense.

Other Operating Expenses

Other operating expenses for the three months ended June 30, 2010 were $5.0 million, an increase of $3.0 million from the three months ended June 30, 2009. The increase was primarily attributable to an increase of $3.0 million in acquisition related costs.

Interest Expense

Interest expense for the six months ended June 30, 2010 was $56.1 million, a decrease of $6.6 million from the six months ended June 30, 2009. The decrease was primarily attributable to a decrease of approximately $148 million in average outstanding debt coupled with a decrease in the average borrowing rate.

Other Expense

Other expense for the three months ended June 30, 2010 was $6.7 million, as compared to other income of $1.0 million for the three months ended June 30, 2009. During the three months ended June 30, 2010, we recorded losses associated with foreign currency activity of $6.2 million.

Income Tax Provision

The income tax provision for the three months ended June 30, 2010 was $30.4 million, a decrease of $21.1 million from the three months ended June 30, 2009. The effective tax rate was 23.3% for the three months ended June 30, 2010, as compared to an effective tax rate of 50.0% for the three months ended June 30, 2009. Discrete items during the three months ended June 30, 2010, including a net benefit of $17.3 million related to net operating losses, reduced the effective tax rate for the period by 17.2%.

The effective tax rates on income from continuing operations for the three months ended June 30, 2010 and June 30, 2009 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes.

Results of Operations

Six Months Ended June 30, 2010 and 2009 (dollars in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percentage Increase (Decrease)
	2010	2009
REVENUES:
Rental and management	$900,299	$802,698	$97,601	12%
Network development services	24,072	29,338	(5,266)	(18)

Total operating revenues	924,371	832,036	92,335	11

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	206,197	182,420	23,777	13
Network development services	12,471	17,858	(5,387)	(30)
Depreciation, amortization and accretion	221,238	202,331	18,907	9
Selling, general, administrative and development expense (including stock-based compensation expense of $26,792 and $37,174, respectively)	107,109	107,493	(384)	(0)
Other operating expenses	9,791	5,203	4,588	88

Total operating expenses	556,806	515,305	41,501	8

OTHER INCOME (EXPENSE) AND OTHER OTHER ITEMS:
Interest income, Tv Azteca, net	7,084	7,084	—	—
Interest income	1,196	981	215	22
Interest expense	(114,491)	(124,222)	(9,731)	(8)
Loss on retirement of long-term obligations	(35)	(5,994)	(5,959)	(99)
Other (expense) income	(6,323)	1,054	(7,377)	(700)
Income tax provision	(58,741)	(88,535)	(29,794)	(34)
Income on equity method investments	18	17	1	6

Income from continuing operations	196,273	107,116	89,157	83
Income from discontinued operations, net	29	8,130	(8,101)	(100)

Net Income	196,302	115,246	81,056	70
Income attributable to noncontrolling interest	(319)	(356)	37	(10)

Net income attributable to American Tower Corporation	$195,983	$114,890	$81,093	71%

Total Revenues

Total revenues for the six months ended June 30, 2010 were $924.4 million, an increase of $92.3 million from the six months ended June 30, 2009. This increase was attributable to a $97.6 million increase in rental and management revenue, partially offset by a decrease of $5.3 million in network development services revenue.

Rental and Management Revenue

Rental and management revenue for the six months ended June 30, 2010 was $900.3 million, an increase of $97.6 million from the six months ended June 30, 2009. Legacy sites contributed $53.2 million of the increase, which was primarily attributable to incremental revenue generated from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual tenant lease escalations, the positive impact of foreign currency exchange rate fluctuations and straight-line revenue recognition, partially offset by tenant lease cancellations and a reduction in revenue recognized under a take or pay agreement. Approximately $44.4 million of the increase resulted from the 4,336 new sites that we acquired or constructed since January 1, 2009.

Network Development Services Revenue

Network development services revenue for the six months ended June 30, 2010 was $24.1 million, a decrease of $5.3 million from the six months ended June 30, 2009. This decrease was primarily attributable to a decrease in the revenues generated from our site acquisition, zoning, permitting and installation services.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2010 were $556.8 million, an increase of $41.5 million from the six months ended June 30, 2009. The increase was primarily attributable to an increase in depreciation, amortization and accretion expenses of $18.9 million, an increase in expenses within our rental and management segment of $23.8 million, an increase in other operating expenses of $4.6 million, partially offset by a decrease in selling, general, administrative and development expense of $0.4 million and a decrease in expenses within our network development services segment of $5.4 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the six months ended June 30, 2010 was $206.2 million, an increase of $23.8 million from the six months ended June 30, 2009. Legacy sites contributed $4.9 million of the increase, which was primarily attributable to contractual ground lease escalations, inflationary cost increases and the unfavorable impact of foreign currency exchange rate fluctuations on expenses, partially offset by cost decreases in certain components of our tower portfolio, including property taxes. Approximately $18.9 million of the increase resulted from the 4,336 new sites that we acquired or constructed since January 1, 2009.

Rental and management segment gross margin for the six months ended June 30, 2010 was $701.2 million, an increase of $73.8 million from the six months ended June 30, 2009. The increase primarily resulted from the increase of $97.6 million in rental and management revenue described above, partially offset by the $23.8 million increase in rental and management expense described above.

Rental and management segment operating profit for the six months ended June 30, 2010 was $654.7 million, an increase of $67.6 million from the six months ended June 30, 2009. This increase was comprised of the $73.8 million increase in rental and management segment gross margin described above, partially offset by an increase of $6.2 million in selling, general, administrative and development expenses related to our rental and management segment, due in large part to our international expansion, partially offset by a reduction in bad debt expense.

Network Development Services Expense

Network development services expense for the six months ended June 30, 2010 was $12.5 million, a decrease of $5.4 million from the six months ended June 30, 2009. The decrease correlates to the reduction in services performed as described above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion for the six months ended June 30, 2010 was $221.2 million, an increase of $18.9 million from the six months ended June 30, 2009. This increase was primarily attributable to depreciation, amortization and accretion associated with the 4,132 sites acquired or constructed since January 1, 2009 and resulting increase in property and equipment.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the six months ended June 30, 2010 was $107.1 million, a decrease of $0.4 million from the six months ended June 30, 2009. This decrease was primarily attributable to a decrease of $10.4 million in stock based compensation expense which was principally driven by the additional expense recognized upon the modification of vesting and exercise terms for a certain employee’s equity awards in 2009, and a decrease of $3.0 million in bad debt expense, partially offset by an increase of $6.0 million in payroll related costs, an increase of $3.2 million in consulting and professional fees and an increase of $3.8 million in other administrative expenses.

Other Operating Expenses

Other operating expenses for the six months ended June 30, 2010 were $9.8 million, an increase of $4.6 million from the six months ended June 30, 2009. The increase was primarily attributable to an increase of $4.6 million in acquisition related costs.

Interest Expense

Interest expense for the six months ended June 30, 2010 was $114.5 million, a decrease of $9.7 million from the six months ended June 30, 2009. The decrease was primarily attributable to a decrease of approximately $155 million in average outstanding debt coupled with a decrease in the average borrowing rate.

Other Expense

Other expense for the six months ended June 30, 2010 was $6.3 million, as compared to other income of $1.1 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, we recorded losses associated with foreign currency activity of $5.8 million.

Income Tax Provision

The income tax provision for the six months ended June 30, 2010 was $58.7 million, a decrease of $29.8 million from the six months ended June 30, 2009. The effective tax rate was 23.0% for the six months ended June 30, 2010, as compared to an effective tax rate of 45.3% for the six months ended June 30, 2009. Discrete items during the six months ended June 30, 2010, including the $32.6 million reduction in accrued income taxes from the implementation of restructuring activities in Latin America, as well as the net benefit of $17.3 million related to net operating losses, reduced the effective tax rate for the period by approximately 17.9%.

The effective tax rates on income from continuing operations for the six months ended June 30, 2010 and June 30, 2009 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes.

Liquidity and Capital Resources

The information in this section updates as of June 30, 2010 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2009 and should be read in conjunction with that report.

Overview

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt and equity offerings. As of June 30, 2010, we had approximately $924.8 million of total liquidity, comprised of approximately $302.9 million in cash and cash equivalents and the ability to borrow approximately $621.9 million under our $1.25 billion senior unsecured revolving credit facility (“Revolving Credit Facility”). In March 2008, we increased our borrowing capacity under the Revolving Credit Facility by adding $325.0 million of term loan commitments (“Term Loan”), and as of June 30, 2010, the Term Loan was fully drawn. On July 23, 2010, we borrowed $350.0 million under the Revolving Credit Facility, which, in addition to cash on hand, will be used to finance the Essar Telecom Infrastructure Private Limited (“ETIPL”) acquisition. Summary cash flow information for the six months ended June 30, 2010 and 2009 is set forth below (in thousands).

	Six Months Ended June 30,
	2010	2009
Net cash provided by (used for):
Operating activities	$516,396	$409,346
Investing activities	(286,910)	(211,781)
Financing activities	(174,863)	(16,847)
Net effect of changes in exchange rates on cash and cash equivalents	977	(158)

Net increase in cash and cash equivalents	$55,600	$180,560

We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, tower construction, DAS network installations, and tower and land acquisitions. We also use our cash flows to fund refinancings and repurchases of our outstanding indebtedness, as well as our stock repurchase programs.

As of June 30, 2010, we had total outstanding indebtedness of approximately $4.2 billion. During the six months ended June 30, 2010 and the year ended December 31, 2009, we generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations. We believe the cash generated by operations during the next 12 months will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for the next 12 months.

Cash Flows from Operating Activities

For the six months ended June 30, 2010, cash provided by operating activities was $516.4 million, an increase of $107.1 million as compared to the six months ended June 30, 2009. This increase was primarily attributable to an increase of $67.5 million in the operating profit of our operating segments, coupled with a decrease in spending to meet working capital needs.

Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2010 in excess of their cash needs for operations and expenditures for tower construction and improvements.

Cash Flows from Investing Activities

For the six months ended June 30, 2010, cash used for investing activities was $286.9 million, an increase of $75.1 million as compared to the six months ended June 30, 2009. This increase was primarily attributable to increased spending for acquisitions during six months ended June 30, 2010.

During the six months ended June 30, 2010, payments for purchases of property and equipment and construction activities totaled $132.5 million, including $78.9 million of capital expenditures for discretionary capital projects such as completion of the construction of 463 towers, the installation of eight in-building DAS networks, the installation of two outdoor DAS networks and the installation of shared back-up power generators,

$26.6 million to acquire land under our towers that was subject to ground agreements (including leases), $16.2 million for capital improvements and corporate capital expenditures and $10.8 million related to redevelopment of our existing communications sites to accommodate new tenant equipment. In addition, during the six months ended June 30, 2010, we spent $132.5 million to acquire 313 additional towers in the United States and Chile.

We plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our return on investment criteria. We expect that our total capital expenditures will be between approximately $300 million and $350 million in 2010, with spending for capital improvements, corporate expenditures and the redevelopment of existing communication sites at comparable levels to 2009. Additionally, we expect to spend approximately $50 million for ground lease purchases and $165 million to $205 million for other discretionary capital projects including the construction of approximately 1,200 to 1,600 new communication sites. We also expect to spend approximately $430 million for the purchase of ETIPL.

Cash Flows from Financing Activities

For the six months ended June 30, 2010, cash used for financing activities was $174.9 million, as compared to cash used for financing activities of $16.8 million during the six months ended June 30, 2009. The $174.9 million of cash used for financing activities during the six months ended June 30, 2010 primarily related to payments for the repurchase of our Class A common stock (“Common Stock”) of $200.5 million, which consisted of $193.3 million of stock repurchases under our $1.5 billion program approved by our Board of Directors in February 2008 (the “2008 Buyback”) and $7.2 million of amounts surrendered for the satisfaction of employee tax obligations in connection with the vesting of restricted stock units and the repayment of notes payable, credit facilities and capital leases of $139.1 million, partially offset by the proceeds from stock options and SpectraSite, Inc. warrants of $90.1 million and borrowings under the Revolving Credit Facility of $75.0 million. The $16.8 million of cash used for financing activities during the six months ended June 30, 2009 primarily related to the tender offer for 7.50% senior unsecured notes due 2012, repayment of credit facilities and capital leases of approximately $257.5 million; payments for the repurchase of our Common Stock of $65.7 million, which consisted of approximately $63.2 million of Common Stock and $2.5 million of amounts surrendered in connection with the vesting of restricted stock units, partially offset by $300.0 million ($291.6 million, net of commissions and expenses) of proceeds from the issuance of the 7.25% senior unsecured notes due 2019 and approximately $16.1 million of proceeds from stock options, warrants and the employee stock purchase plan.

Revolving Credit Facility.    As of June 30, 2010, we had $625.0 million outstanding and the ability to borrow approximately $621.9 million under the Revolving Credit Facility. We continue to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course. On July 23, 2010, we borrowed $350.0 million under the Revolving Credit Facility which, in addition to cash on hand, will be used to finance the ETIPL acquisition.

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

Stock Repurchase Program.    During the six months ended June 30, 2010, we repurchased an aggregate of 4.6 million shares of our Common Stock for an aggregate of $196.3 million, including commissions and fees, pursuant to the 2008 Buyback. Between July 1, 2010 and July 23, 2010, we repurchased a total of 879,700 shares of our Common Stock for an aggregate of $40.0 million, including commissions and fees. As of July 23, 2010, we had repurchased a total of 26.1 million shares of Common Stock for an aggregate of $984.4 million, including commissions and fees, pursuant to our 2008 Buyback.

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

Sales of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan, upon the exercise of stock options granted under our equity incentive plans and upon the exercise of warrants to purchase our equity securities. For the six months ended June 30, 2010, we received an aggregate of approximately $90.1 million in proceeds upon exercises of stock options and upon exercises of warrants.

Contractual Obligations.    Our contractual obligations relate primarily to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in our May 2007 securitization transaction (the “Securitization”), borrowings under our Revolving Credit Facility and Term Loan and our outstanding notes.

The following table summarizes our borrowings under our Revolving Credit Facility and Term Loan, and the balance outstanding under our notes and the certificates issued in the Securitization and certain other debt, as of June 30, 2010 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	April 15, 2014	(1)
Revolving Credit Facility	625,000	June 8, 2012
Term Loan	325,000	June 8, 2012
4.625% senior notes	599,277	April 1, 2015
7.00% senior notes	500,000	October 15, 2017
7.25% senior notes	295,225	May 15, 2019
7.25% senior subordinated notes	288	December 1, 2011
Other debt, including capital leases	58,861

Total	$4,153,651

(1)	Anticipated repayment date; final legal maturity date is April 2037.

A description of our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q. We classify uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $34.4 million as other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2010. We also classified approximately $16.8 million of accrued income tax related interest and penalties as other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2010.

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

Restrictions Under Loan Agreement Relating to Revolving Credit Facility and Term Loan.    The loan agreement for the Revolving Credit Facility and Term Loan contains certain financial ratios and operating covenants and other restrictions applicable to us and all of our subsidiaries designated as restricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreement also contains covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. As of June 30, 2010, we were in compliance with each of these covenants.

•

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (as defined in the loan agreement) of 6.00 to 1.00. Based on our financial performance for the 12 months ended June 30, 2010, we could incur approximately $3.15 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $525 million and we would still remain in compliance with this ratio.

•

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the 12 months ended June 30, 2010, we could incur approximately $1.86 billion of additional Senior Secured Debt and still remain in compliance with this ratio. In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $620 million and we would still remain in compliance with this ratio.

•

Interest Coverage Ratio: This ratio requires that we maintain a ratio of Adjusted EBITDA to Interest Expense of not less than 2.50 to 1.00. Based on our financial performance for the 12 months ended June 30, 2010, our interest expense, which was $229 million for that period, could increase by approximately $258 million and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, our revenues could decrease by approximately $644 million and we would still remain in compliance with this ratio.

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

Under the terms of the Securitization loan agreement, the loan will be paid solely from the cash flows generated by the towers subject to the Securitization, which must be deposited, and thereafter distributed, solely pursuant to the terms of the Securitization loan. The Borrowers are required to make monthly payments of interest on the Securitization loan. On a monthly basis, all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the Securitization loan, referred to as excess cash flow, is to be released to the Borrowers for distribution to us. During the six months ended June 30, 2010, the Borrowers distributed excess cash to us of approximately $223.7 million.

In order to distribute this excess cash flow to us, the Borrowers must maintain several specified ratios with respect to their debt service coverage (“DSCR”). For this purpose, DSCR is tested as of the last day of each calendar quarter and is generally defined as four times the Borrowers’ net cash flow for that quarter divided by the amount of interest, servicing fees and trustee fees that the Borrowers must pay over the succeeding 12 months on the Securitization loan. Pursuant to one such test, if the DSCR as of the end of any calendar quarter were:

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

As of the end of the quarter ended June 30, 2010, the Borrowers’ DSCR was 3.21x. Based on the Borrowers’ net cash flow for the calendar quarter ended June 30, 2010 and the amount of interest, servicing fees and trustee fees payable over the succeeding 12 months on the Securitization loan, the Borrowers could endure a reduction of approximately $188.3 million in net cash flow before triggering a Cash Trap DSCR, and approximately $203.1 million in net cash flow before triggering an Amortization Period.

As discussed above, we use our available liquidity and seek new sources of liquidity to refinance and repurchase our outstanding indebtedness. In addition, in order to fund future growth and expansion initiatives and fund our stock repurchase program, we may need to raise additional capital through financing activities. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund future growth and expansion initiatives, refinance our existing indebtedness or fund our stock repurchase programs.

In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, we derive a substantial portion of our revenues from a small number of customers and, consequently, a failure by a significant customer to perform its contractual obligations to us could adversely affect our cash flow and liquidity. As also set forth in that Item, our largest foreign customer, Grupo Iusacell, which represented approximately 4% of our total revenues for the six months ended June 30, 2010, has been engaged in a restructuring of its U.S. Dollar denominated debt since the first quarter of 2009, and suspended debt service payments on its U.S. Dollar denominated debt as of April 1, 2009. While Grupo Iusacell has continued to make partial payments to us, our current and long-term accounts receivable, net (net of reserves, allowances and value added tax) related to Grupo Iusacell was approximately $16.7 million as of June 30, 2010. Effective April 1, 2010, we renegotiated our agreements with Grupo Iusacell to include, among other changes, the conversion of approximately $18.3 million of accounts receivables, net, and associated value added tax, to a long-term, interest bearing receivable to be repaid over five years.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended June 30, 2010. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009, other than the adoption of the accounting pronouncements discussed below.

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

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate swaps. As of June 30, 2010, we held thirteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $625.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011.

The following tables provide information as of June 30, 2010 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

As of June 30, 2010

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$1,590	$2,405	$1,202	$1,101	$1,751,154	$1,451,688	$3,209,140	$3,340,639
Average Interest Rate (a)	5.84%	7.09%	7.23%	7.47%	5.61%	6.11%
Variable Rate Debt (a)			$950,000				$950,000	$940,500

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of June 30, 2010 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2010		2011		2012	2013	2014	Thereafter	Total	Fair Value
Notional Amount	$100,000	(b)							$100,000	$(1,769)
Fixed Rate (d)	4.08%
Notational Amount			$525,000	(c)					$525,000	$(9,552)
Fixed Rate (d)			3.11%

(a)	As of June 30, 2010, variable rate debt consisted of our Revolving Credit Facility ($625.0 million drawn) and Term Loan ($325.0 million) included above based on the June 8, 2012 maturity date. As of June 30, 2010, fixed rate debt consisted of: the Certificates issued in the Securitization ($1.75 billion); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of June 30, 2010 was $295.2 million); ATI 7.25% senior subordinated notes due 2011 ($0.3 million); the 7.00% senior notes due 2017 ($500.0 million); the 4.625% senior notes due 2015 ($600.0 million principal amount due at maturity, the balance as of June 30, 2010 was $599.3 million); and other debt of $58.9 million. Interest on the Revolving Credit Facility and Term Loan is payable in accordance with the applicable London Interbank Offering Rate (“LIBOR”) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at June 30, 2010 for the Revolving Credit Facility and Term Loan was 2.65%. For the six months ended June 30, 2010, the weighted average interest rate under the Revolving Credit Facility and Term Loan was 3.03%.
(b)	Includes notional amount of $100.0 million that expires in December 2010.
(c)	Includes notional amounts of $525.0 million that expire between January and March 2011.
(d)	Represents the weighted-average fixed rate or range of interest based on contractual notional amount as a percentage of total notional amounts in a given year.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of June 30, 2010, after giving effect to our interest rate swap agreements, was comprised of $275.0 million under the Revolving Credit Facility and $50.0 million under the Term Loan. A 10% increase, or approximately 26 basis points, in current interest rates would have caused an additional pre-tax charge to our net income and an increase in our cash outflows of $0.4 million for the six months ended June 30, 2010.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our foreign operations, including our rental and management segment divisions in Mexico, Brazil, Chile and India. For the three and six months ended June 30, 2010, the remeasurement losses from these operations approximated $6.2 million and $5.8 million, respectively. For the three and six months ended June 30, 2009, the remeasurement loss from these operations approximated $0.8 million and $1.0 million, respectively.

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

Changes in Internal Control over Financial Reporting

There have not been any changes to our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We periodically become involved in various claims and lawsuits that are incidental to our business. In our Annual Report on Form 10-K for the year ended December 31, 2009, we reported our material legal proceedings. Since this filing, other than the legal proceedings discussed in note 10 to the unaudited condensed consolidated financial statements, there have been no material developments with respect to any material legal proceedings to which we are a party. In the opinion of management, after consultation with counsel, other than the legal proceedings discussed in note 10 to our condensed consolidated financial statements included herein, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

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

Furthermore, the demand for broadcast space is dependent on the needs of television and radio broadcasters. Among other things, technological advances, including the development of satellite-delivered radio and video services, may reduce the need for tower-based broadcast transmission. In addition, as we continue to work with our customers during the transition from analog-based transmissions to digital-based transmissions, any significant increase in attrition rate or decrease in overall demand for broadcast space could have a material adverse effect on our business, results of operations and financial condition.

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

As of June 30, 2010, we had approximately $4.2 billion of consolidated debt, and the ability to borrow additional amounts of approximately $621.9 million under the Revolving Credit Facility. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to draw down on our Revolving Credit Facility, obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

Our ability to utilize our NOLs is also dependent, in part, upon us having sufficient future earnings to utilize our NOLs before they expire. If market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize our NOLs, we could be required to record an additional valuation allowance. We review our uncertain tax positions and the valuation allowances for our NOLs periodically and make adjustments from time to time, which can result in an increase or decrease to the net deferred tax asset related to our NOLs. Our NOLs are also subject to review and potential disallowance upon audit by the taxing authorities of the jurisdictions where the NOLs were incurred, and future changes in tax laws or interpretations of such tax laws could materially limit our ability to utilize our NOLs. If we are unable to use our NOLs or the use of our NOLs is limited, we may have to make significant payments or otherwise record charges or reduce our deferred tax assets, which could have a material adverse effect on our business, results of operations and financial condition.

Due to the long-term expectations of revenue from tenant leases, we are sensitive to the creditworthiness and financial strength of our tenants.

Due to the long-term nature of our tenant leases, we, like others in the tower industry, are dependent on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. In the past, we have had customers that have filed for bankruptcy, although to date these bankruptcies have not had a material adverse effect on our business or revenues. In addition, many of our customers and potential customers rely on capital raising activities to fund their operations and capital expenditures, and the downturn in the economy and the disruptions in the financial and credit markets have made it more difficult and more expensive to raise capital. If our customers or potential customers are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our communications sites and our network development services business. If, as a result of a prolonged economic downturn or otherwise, one or more of our significant customers experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and an impairment on our deferred rent asset, tower asset, network location intangible asset, customer relationship intangible asset or customer base intangible asset. In addition, it could result in the loss of significant customers and all or a portion of our anticipated lease revenues from certain customers, all of which could have a material adverse effect on our business, results of operations and financial condition. For example, as discussed below in “—Risk Factors—A substantial portion of our revenue is derived from a small number of customers,” Grupo Iusacell suspended the debt service payment of its U.S. Dollar denominated debt to its bondholders and is currently in negotiations with those bondholders.

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

Our business operations in Mexico, Brazil, Chile and India, and our expansion into any other international geographic areas in the future, could result in adverse financial consequences and operational problems not typically experienced in the United States. For the six months ended June 30, 2010, approximately 17% of our consolidated revenue was generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

In addition, we face risks associated with changes in foreign currency exchange rates, including those arising from our operations, investments and financing transactions related to our international business. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts. Our revenues earned from operations in Mexico are denominated in both the U.S. Dollar and the Mexican Peso, and our revenues earned from operations in Brazil, Chile and India are denominated in the local currencies. We have not historically engaged in significant currency hedging activities relating to our non-U.S. Dollar operations, and a weakening of these foreign currencies against the U.S. Dollar would have a negative impact on our reported revenues and operating profits, which could have a material adverse effect on our business, results of operations and financial condition.

A substantial portion of our revenue is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. For the six months ended June 30, 2010:

•	Four customers accounted for approximately 60% of our revenues;

•	AT&T Mobility accounted for approximately 18% of our revenues;

•	Sprint Nextel accounted for approximately 17% of our revenues;

•	Verizon Wireless accounted for approximately 16% of our revenues; and

•	T-Mobile accounted for approximately 9% of our revenues.

Our largest international customer is Grupo Iusacell, which now controls both Iusacell Celular and Unefon in Mexico. Grupo Iusacell is under common control with TV Azteca. Grupo Iusacell accounted for approximately 4% of our total revenues for the six months ended June 30, 2010. In addition, for the six months ended June 30, 2010, we received $7.1 million in net interest income from TV Azteca on our net note receivable balance of $126.5 million.

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

Grupo Iusacell has been engaged in a restructuring of its U.S. Dollar denominated debt since the first quarter of 2009, and on April 1, 2009, announced that one of its subsidiaries had suspended the debt service payment of its U.S. Dollar denominated debt as part of this restructuring. While Grupo Iusacell has continued to make partial payments to us since April 1, 2009, our current and long-term accounts receivable, net (net of reserves, allowances and value added tax) related to Grupo Iusacell was approximately $16.7 million as of June 30, 2010. We also have approximately $45.2 million of other Grupo Iusacell related assets as of June 30, 2010, which includes financing lease commitments and accrued straight-line revenue that are primarily long-term in nature. Effective April 1, 2010, we renegotiated our agreements with Grupo Iusacell to include, among other changes, an extension of the agreements’ minimum lease terms and an amendment to annual escalations included in the contractual terms, in exchange for a discount against Grupo Iusacell’s aggregate annual lease payments, a conversion of accounts receivable, net, to a long-term, interest bearing receivable to be repaid over five years, and conversion of all Grupo Iusacell obligations to the Company from U.S. Dollars to Mexican Pesos. If, however, Grupo Iusacell is unable to restructure its other indebtedness, Grupo Iusacell may not be able to meet its operating obligations, including making payments to us in the future under our revised agreements, which could have a material adverse effect on our business and results of operations.

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

The development and implementation of new technologies designed to enhance the efficiency of wireless networks could reduce the use and need for tower-based wireless services transmission and reception and have the effect of decreasing demand for tower space or reducing obtainable lease rates. Examples of such technologies include spectrally efficient air-link technologies which potentially can relieve some network capacity problems, could reduce the demand for tower-based antenna space. Additionally, certain complementary network technologies, such as femtocells, could offload a portion of network traffic away from the traditional tower-based networks, which would reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of wireless communication, radio and video services by direct broadcast satellites could materially and adversely affect demand for our antenna space. The development and implementation of any of these and similar technologies to any significant degree could have a material adverse effect on our business, results of operations and financial condition.

We could have liability under environmental laws.

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state, local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As the owner, lessee or operator of real property and facilities, we may be liable for substantial costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of or were responsible for the contamination. We may also be liable for certain costs of remediating contamination at third party sites to which we sent waste for disposal, even if the original disposal may have complied with all legal requirements at the time. Many of these laws and regulations contain information reporting and record keeping requirements. We cannot assure you that we are at all times in complete compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to government regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

Our business, and that of our customers, is subject to federal, state, local and foreign regulation, including by the Federal Aviation Administration (“FAA”), the U.S. Federal Communications Commission (“FCC”), the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration. In the United States both the FCC and the FAA regulate towers used for wireless communications and radio and television broadcasting and the FCC separately regulates transmitting devices operating on towers. Similar regulations exist in Mexico, Brazil, Chile, India and other foreign countries regarding wireless communications and the operation of towers. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site, or site upgrades, thereby limiting our ability to respond to customer demands and requirements. Existing regulatory policies may materially and adversely affect the associated timing or cost of such projects and additional regulations may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could materially and adversely affect our business, results of operations and financial condition.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 83% of the communications sites in our portfolio as of June 30, 2010 are located on land we do not own. Approximately 89% of the ground agreements for these sites have a final expiration date of 2019 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. If we are unable or choose not to exercise our rights to purchase towers under these agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated. For example, our SpectraSite subsidiary has entered into lease or sublease agreements with affiliates of SBC Communications, a predecessor entity to AT&T Mobility, with respect to approximately 2,500 towers pursuant to which SpectraSite has the option to purchase the sites upon the expiration of the lease or sublease beginning in 2013. The aggregate purchase option price for the AT&T Mobility towers was approximately $432.8 million as of June 30, 2010, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. We have entered into a similar agreement with ALLTEL, which completed its merger with Verizon Wireless in January 2009, with respect to approximately 1,800 towers, for which we have an option to purchase the sites upon the expiration of the lease or sublease beginning in 2016. The aggregate purchase option price for the ALLTEL towers was approximately $64.2 million as of June 30, 2010, and will accrete at a rate of 3% per year through the expiration of the lease or sublease period. At ALLTEL’s option, at the expiration of the sublease period, the purchase price would be payable in cash or with 769 shares of our Common Stock per tower. We may not have the required available capital to exercise our right to purchase these or other leased or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our business, results of operations or financial condition could be materially and adversely affected.

Our towers may be affected by natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage.

Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen damage. Any damage or destruction to our towers as a result of these or other risks would impact our ability to provide services to our customers and could materially and adversely impact our results of operation or financial condition. While we maintain insurance coverage for natural disasters, we may not have adequate insurance to cover the associated costs of repair or reconstruction for a major future event. Further, we carry business interruption insurance, but such insurance may not adequately cover all of our lost revenues, including potential revenues from new tenants that could have been added to our towers but for the damage. If we are unable to provide services to our customers as a result of damage to our towers, it could lead to customer loss, resulting in a corresponding material adverse effect on our business, results of operations or financial condition.

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

Issuer Purchases of Equity Securities

During the three months ended June 30, 2010, we repurchased a total of 3,455,056 shares of our Common Stock for an aggregate of $144.8 million, including commissions and fees, pursuant to our publicly announced stock repurchase program, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 2010 (1)	500,002	41.96	500,002	679.4
May 2010 (1)	1,499,241	40.49	1,499,241	618.7
June 2010 (1)	1,455,813	43.33	1,455,813	555.6

Total Second Quarter	3,455,056	41.93	3,455,056	555.6

(1)	Repurchases made pursuant to the $1.5 billion stock repurchase program publicly approved by our Board of Directors in February 2008. Under this program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

Since June 30, 2010, we have continued to repurchase shares of our Common Stock pursuant to our stock repurchase program. Between July 1, 2010 and July 23, 2010, we repurchased a total of 879,700 shares of our Common Stock for an aggregate of $40.0 million, including commissions and fees, pursuant to this program.

ITEM 6.	EXHIBITS

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: August 5, 2010	By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition