Form 10-Q
period 2010-09-30
AMERICAN TOWER CORP /MA/
filed 2010-11-05
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2010.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of October 22, 2010, there were 399,079,954 shares of Class A Common Stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$371,878	$247,293
Restricted cash	69,159	47,836
Short-term investments and available-for-sale securities	42,720	9,776
Accounts receivable, net	92,869	67,949
Prepaid and other current assets	157,438	92,791
Deferred income taxes	210,244	189,451

Total current assets	944,308	655,096

PROPERTY AND EQUIPMENT, net	3,494,402	3,168,256
GOODWILL	2,458,989	2,251,905
OTHER INTANGIBLE ASSETS, net	1,777,828	1,594,625
DEFERRED INCOME TAXES	52,546	198,185
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	720,905	651,864

TOTAL	$9,448,978	$8,519,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$245,952	$185,138
Accrued interest	49,779	23,538
Current portion of long-term obligations	178,655	70,521
Unearned revenue	140,481	112,047

Total current liabilities	614,867	391,244

LONG-TERM OBLIGATIONS	4,626,305	4,141,060
OTHER LONG-TERM LIABILITIES	754,156	669,502

Total liabilities	5,995,328	5,201,806

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A common stock: $.01 par value, 1,000,000,000 shares authorized, 485,530,031 and 479,703,633 shares issued, and 399,610,995 and 401,596,984 shares outstanding, respectively	4,855	4,797
Additional paid-in capital	8,548,780	8,393,643
Accumulated deficit	(1,820,110)	(2,109,532)
Accumulated other comprehensive income (loss)	24,405	(12,649)
Treasury stock (85,919,036 and 78,106,649 shares at cost, respectively)	(3,307,330)	(2,961,177)

Total American Tower Corporation stockholders’ equity	3,450,600	3,315,082
Noncontrolling interest	3,050	3,043

Total stockholders’ equity	3,453,650	3,318,125

TOTAL	$9,448,978	$8,519,931

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES:
Rental and management	$499,821	$430,525	$1,400,120	$1,233,222
Network development services	13,501	13,580	37,573	42,919

Total operating revenues	513,322	444,105	1,437,693	1,276,141

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	115,390	101,128	321,587	283,549
Network development services	7,583	7,466	20,054	25,324
Depreciation, amortization and accretion	115,383	105,543	336,621	307,874
Selling, general, administrative and development expense (including stock-based compensation expense of $13,353, $12,950, $40,146, and $50,124, respectively)	57,295	47,865	164,404	155,357
Other operating expenses	4,299	3,026	14,090	8,228

Total operating expenses	299,950	265,028	856,756	780,332

OPERATING INCOME	213,372	179,077	580,937	495,809

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $371, $372, $1,115 and $1,116, respectively	3,585	3,585	10,669	10,669
Interest income	1,954	736	3,150	1,717
Interest expense	(62,904)	(64,122)	(177,395)	(188,345)
Loss on retirement of long-term obligations	—	(391)	(35)	(6,385)
Other income	8,236	42	1,913	1,096

Total other expense	(49,129)	(60,150)	(161,698)	(181,248)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	164,243	118,927	419,239	314,561
Income tax provision	(70,649)	(51,348)	(129,390)	(139,883)
Income on equity method investments	6	3	24	20

INCOME FROM CONTINUING OPERATIONS	93,600	67,582	289,873	174,698
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION (BENEFIT) OF $0, $2, $(19) AND $3,174, RESPECTIVELY	1	(4)	30	8,127

NET INCOME	93,601	67,578	289,903	182,825
Net income attributable to noncontrolling interest	(162)	(223)	(481)	(580)

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$93,439	$67,355	$289,422	$182,245

NET INCOME PER COMMON SHARE AMOUNTS:
BASIC:
Income from continuing operations attributable to American Tower Corporation	$0.23	$0.17	$0.72	$0.44
Income from discontinued operations attributable to American Tower Corporation	—	—	—	0.02

Net income attributable to American Tower Corporation	$0.23	$0.17	$0.72	$0.46

DILUTED:
Income from continuing operations attributable to American Tower Corporation	$0.23	$0.17	$0.71	$0.43
Income from discontinued operations attributable to American Tower Corporation	—	—	—	0.02

Net income attributable to American Tower Corporation	$0.23	$0.17	$0.71	$0.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	400,602	397,315	401,887	397,305

DILUTED	403,455	405,728	405,053	408,303

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$289,903	$182,825
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	40,146	50,124
Depreciation, amortization and accretion	336,621	307,874
Deferred income taxes related to discontinued operations	—	(3,174)
Other non-cash items reflected in statements of operations	144,674	147,146
Increase in net deferred rent asset	(49,404)	(8,329)
(Increase) decrease in restricted cash	(2,994)	4,236
Increase in assets	(56,555)	(49,297)
Increase in liabilities	72,228	17,994

Cash provided by operating activities	774,619	649,399

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(228,480)	(182,427)
Payments for acquisitions	(584,270)	(161,175)
Proceeds from sale of available-for-sale securities and other long-term assets	3,305	3,550
Deposits, restricted cash, investments and other	(49,715)	(4,329)

Cash used for investing activities	(859,160)	(344,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior debt	699,160	300,000
Borrowings under credit facilities	457,153	—
Repayments of notes payable, credit facilities and capital leases	(722,031)	(354,644)
Purchases of Class A common stock	(350,452)	(189,670)
Proceeds from stock options, warrants and stock purchase plan	122,342	35,987
Deferred financing costs and other financing activities	(6,214)	(10,128)

Cash provided by (used for) financing activities	199,958	(218,455)

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	9,168	34

NET INCREASE IN CASH AND CASH EQUIVALENTS	124,585	86,597
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	247,293	143,077

CASH AND CASH EQUIVALENTS, END OF PERIOD	$371,878	$229,674

CASH PAID FOR INCOME TAXES	$22,921	$32,760

CASH PAID FOR INTEREST	$144,239	$160,567

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—Unaudited

(in thousands, except share data)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Issued Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2008	468,513,843	$4,685	(71,536,947)	$(2,746,429)	$8,109,224	$(20,031)	$(2,356,127)	$3,157	$2,994,479

Share based compensation related activity	2,004,347	20	—	—	82,349	—	—	—	82,369
Issuance of common stock upon exercise of warrants	32,013	—	—	—	138	—	—	—	138
Issuance of common stock—stock purchase plan	46,639	1	—	—	1,006	—	—	—	1,007
Treasury stock activity	—	—	(5,909,101)	(187,183)	—	—	—	—	(187,183)
Net change in fair value of cash flow hedges, net of tax	—	—	—	—	—	2,348	—	—	2,348	2,348
Net realized gain on cash flow hedges, net of tax	—	—	—	—	—	89	—	—	89	89
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	225	—	—	225	225
Convertible notes exchanged for common stock	7,908,999	79	—	—	160,227	—	—	—	160,306
Foreign currency translation adjustment	—	—	—	—	—	(1,051)	—	—	(1,051)	(1,051)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(401)	(401)
Net income	—	—	—	—	—	—	182,245	580	182,825	182,825

Total comprehensive income	—	—	—	—	—	—	—	—	—	$184,436

BALANCE, SEPTEMBER 30, 2009	478,505,841	$4,785	(77,446,048)	$(2,933,612)	$8,352,944	$(18,420)	$(2,173,882)	$3,336	$3,235,151

BALANCE, DECEMBER 31, 2009	479,703,633	$4,797	(78,106,649)	$(2,961,177)	$8,393,643	$(12,649)	$(2,109,532)	$3,043	$3,318,125

Share based compensation related activity	4,156,795	42	—	—	146,967	—	—	—	147,009
Issuance of common stock upon exercise of warrants	1,631,061	16	—	—	6,843	—	—	—	6,859
Issuance of common stock—stock purchase plan	38,542	—	—	—	1,327	—	—	—	1,327
Treasury stock activity	—	—	(7,812,387)	(346,153)	—	—	—	—	(346,153)
Net change in fair value of cash flow hedges, net of tax	—	—	—	—	—	6,686	—	—	6,686	6,686
Net realized gain on cash flow hedges, net of tax	—	—	—	—	—	89	—	—	89	89
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	1	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	—	30,278	—	—	30,278	30,278
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(474)	(474)	—
Net income	—	—	—	—	—	—	289,422	481	289,903	289,903

Total comprehensive income	—	—	—	—	—	—	—	—	—	$326,957

BALANCE, SEPTEMBER 30, 2010	485,530,031	$4,855	(85,919,036)	$(3,307,330)	$8,548,780	$24,405	$(1,820,110)	$3,050	$3,453,650

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.	Description of Business, Basis of Presentation and Accounting Policies

American Tower Corporation is, together with its subsidiaries (collectively, “ATC” or the “Company”), an independent developer, owner and operator of wireless and broadcast communications sites in the United States, Latin America and India. The Company’s primary business is the leasing of antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. The Company also manages rooftop and tower sites for property owners, operates in-building and outdoor distributed antenna system (“DAS”) networks, and provides network development services that primarily support its rental and management operations and the addition of new tenants and equipment on its sites.

ATC is a holding company that conducts its operations through its directly and indirectly owned subsidiaries. ATC’s principal United States operating subsidiaries are American Towers, Inc. (“ATI”) and SpectraSite Communications, LLC (“SpectraSite”). ATC conducts its international operations through its subsidiary, American Tower International, Inc., which in turn conducts operations through its various international operating subsidiaries. The Company’s international operations consist primarily of its operations in Brazil, Chile, Colombia, India, Mexico and Peru.

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

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables by actively monitoring the creditworthiness of its borrowers and customers. The Company derives the largest portion of its revenues, corresponding trade receivables and the related deferred rent asset from a small number of customers in the telecommunications industry, and as of September 30, 2010, approximately 60% of its revenues were derived from four customers in the United States, whose combined accounts receivable, net and deferred rent asset were $43.2 million and $313.9 million, respectively.

Grupo Iusacell, the Company’s largest international customer, which represented approximately 4% of the Company’s total revenues for the nine months ended September 30, 2010, has been engaged in a restructuring

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

of its U.S. Dollar denominated debt since the first quarter of 2009. Effective April 1, 2010, the Company renegotiated its agreements with Grupo Iusacell to include, among other changes, the conversion of its accounts receivable, net, and associated value added tax, to a long-term interest bearing receivable to be repaid over five years. As of September 30, 2010, the long-term interest bearing receivable was $19.8 million and the related assets (which include financing lease commitments and a deferred rent asset that are primarily long-term in nature) were $47.6 million.

Foreign Currency —As a result of changes to the organizational structure of the Company’s subsidiaries in Latin America in 2010, the Company has determined that effective January 1, 2010, the functional currency of its foreign subsidiary in Brazil is the Brazilian Real. From that point forward, all assets and liabilities held by the subsidiary in Brazil are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable reporting period. Revenues and expenses are translated at the average monthly exchange rates and the cumulative translation effect is included in stockholders’ equity. The change in functional currency from U.S. Dollars to Brazilian Real gave rise to an increase in the net value of certain non-monetary assets and liabilities. The aggregate impact on such assets and liabilities was $38.1 million with an offsetting increase in accumulated other comprehensive income (loss).

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

Recently Adopted Accounting Standards—In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying existing disclosure requirements and adding disclosure requirements with respect to fair value measurements. This guidance was effective for the Company as of January 1, 2010 and had no impact on its condensed consolidated results of operations or financial position.

Accounting Standards Updates—In October 2009, the FASB issued new guidance which establishes accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance requires companies to allocate the overall consideration to each deliverable under the arrangement using the estimated selling prices in the absence of vendor specific objective evidence or third-party evidence of selling price for deliverables. This guidance is effective for any contracts entered into, or materially modified by the Company after January 1, 2011, with early adoption available. The Company is evaluating the impact, if any, that this update will have on its condensed consolidated results of operations and financial position.

2.	Short-Term Investments and Available-For-Sale Securities

As of September 30, 2010, short-term investments and available-for-sale securities included Brazilian Treasury securities of $42.5 million, whose original maturities were in excess of three months, and $0.2 million of available-for-sale securities.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

3.	Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the nine months ended September 30, 2010 were as follows (in thousands):

Balance as of December 31, 2009 as adjusted for purchase accounting measurement period adjustments	$2,251,905
Additions	198,689
Effect of foreign currency translation	8,395

Balance as of September 30, 2010	$2,458,989

The Company’s other intangible assets subject to amortization consist of the following:

	Estimated Useful Lives	September 30, 2010	December 31, 2009 (3)
	(years)	(in thousands)
Acquired network location (1)	20	$1,188,967	$1,105,398
Acquired customer base	15-20	815,328	756,928
Acquired customer relationship	20	1,020,081	875,317
Acquired licenses and other intangibles	5-15	21,601	21,574
Economic Rights, TV Azteca	70	30,292	30,292

Total		3,076,269	2,789,509
Less accumulated amortization		(1,340,485)	(1,238,579)

Intangible assets, net		1,735,784	1,550,930
Deferred financing costs, net (2)	N/A	42,044	43,695

Other intangible assets, net		$1,777,828	$1,594,625

(1)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease or 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(2)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate. This amortization is included in interest expense, rather than in amortization expense.
(3)	Balances have been revised to reflect purchase accounting measurement period adjustments.

The Company amortizes these intangibles on a straight-line basis. As of September 30, 2010, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 4 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, was approximately 11 years. Amortization of intangible assets for the three and nine months ended September 30, 2010 was approximately $39.1 million and $114.6 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively. Amortization of intangible assets for the three and nine months ended September 30, 2009 was approximately $36.2 million and $104.2 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively.

4.	Financing Transactions

Revolving Credit Facility and Term Loan—As of September 30, 2010, the Company had $400.0 million outstanding under its $1.25 billion senior unsecured revolving credit facility (“Revolving Credit Facility”) and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

had approximately $3.1 million of undrawn letters of credit outstanding. On November 4, 2010, the Company entered into a definitive agreement to acquire towers in South Africa (see note 13), which included a letter of credit of $30.0 million. In March 2008, the Company increased its borrowing capacity under the Revolving Credit Facility by adding $325.0 million of term loan commitments (“Term Loan”). As of September 30, 2010, the Term Loan was fully drawn. The Company continues to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course.

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

5.05% Senior Notes Offering—On August 16, 2010, the Company completed a registered public offering of $700.0 million aggregate principal amount of its 5.05% senior notes due 2020 (“5.05% Notes”). The net proceeds to the Company from the offering were approximately $693.6 million, after deducting commissions and expenses. The Company used $575.0 million of the net proceeds to repay certain of its outstanding indebtedness incurred under its Revolving Credit Facility, which, along with cash on hand, was or will be used to finance the acquisition of Essar Telecom Infrastructure Private Limited (“ETIPL”) and other recent and potential acquisitions with the remainder used for general corporate purposes.

The 5.05% Notes mature on September 1, 2020, and interest is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2011. The Company may redeem the 5.05% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes will accrue from August 16, 2010 and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

If the Company undergoes a change of control, as defined in the prospectus supplement to the prospectus dated May 13, 2010, and ratings decline (in the event that on or within 90 days after an announcement of a change of control, both of its current investment grade credit ratings cease to be investment grade), the Company will be required to offer to repurchase all of the 5.05% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest (including additional interest, if any) up to but not including the repurchase date. The 5.05% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries. The indenture contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its subsidiaries’ abilities to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the indenture.

ETIPL Debt—At the time of the Company’s acquisition of ETIPL on August 6, 2010, ETIPL had in place term loans principally denominated in Indian Rupees in an amount equal to approximately 6.5 billion Indian Rupees, and a working capital loan in an amount equal to approximately 297.5 million Indian Rupees (“ETIPL Debt”). As of September 30, 2010, 6.5 billion Indian Rupees (approximately $144.6 million) was outstanding. As of October 20, 2010, the Company repaid all of the outstanding ETIPL Debt.

Colombian Short-Term Credit Facility—In connection with the purchase of the exclusive rights for 225 towers from Telefónica S.A.’s Colombian subsidiary, Colombia Telecomunicaciones S.A. E.S.P. (“Coltel”), the Company entered into a 72.8 billion Colombian Peso-denominated revolving credit facility on September 3,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

2010. The credit facility matures on March 2, 2011 and accrues interest at a rate of 6.50% that is payable upon maturity.

As of September 30, 2010, the Company had 58.0 billion Colombian Pesos (approximately $32.2 million) outstanding under this credit facility. On October 6, 2010, the Company borrowed the remaining 14.8 billion Colombian Pesos available under the credit facility in connection with the acquisition of an additional 160 towers and use rights in Colombia.

Redemption of ATI 7.25% Senior Subordinated Notes—During the nine months ended September 30, 2010, ATI issued a notice for the redemption of the remaining $0.3 million aggregate principal amount of its 7.25% senior subordinated notes due 2011 (“ATI 7.25% Notes”). In accordance with the redemption provisions and the indenture for the ATI 7.25% Notes, the remaining ATI 7.25% Notes were redeemed at a price equal to 100.00% of the principal amount, plus accrued and unpaid interest up to, but excluding, September 23, 2010, for an aggregate purchase price of $0.3 million. Upon completion of this redemption, none of the ATI 7.25% Notes remained outstanding.

Stock Repurchase Program—During the nine months ended September 30, 2010, the Company repurchased an aggregate of 7.8 million shares of its Class A common stock (“Common Stock”) for an aggregate of $346.2 million, including commissions and fees, pursuant to its $1.5 billion stock repurchase program approved by the Company’s Board of Directors in February 2008 (“2008 Buyback”). Between October 1, 2010 and October 22, 2010, the Company repurchased a total of 551,690 shares of its Common Stock for an aggregate of $28.0 million, including commissions and fees. As of October 22, 2010, the Company had repurchased a total of 28.9 million shares of Common Stock for an aggregate of $1.1 billion, including commissions and fees, pursuant to the 2008 Buyback, and the remaining authorized amount for stock repurchases under the 2008 Buyback was $0.4 million.

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

The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed through the use of derivative instruments is interest rate risk. The Company enters into interest rate protection agreements to manage exposure on the variable rate debt under its credit facilities and to manage variability in cash flows relating to forecasted interest payments. Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s credit risk exposure is limited to the current value of the contract at the time the counterparty fails to perform. The Company believes its contracts as of September 30, 2010 are with creditworthy institutions.

If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

hedges are recognized immediately in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the period in which the change occurs.

As of September 30, 2010, the Company held thirteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $625.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011. The Company utilizes these interest rate swap agreements to manage its exposure to variability in cash flows relating to forecasted interest payments under its Revolving Credit Facility and Term Loan. As of September 30, 2010 and December 31, 2009, the carrying amounts of the Company’s derivative financial instruments, along with the estimated fair values of the related liabilities were as follows (in thousands):

As of September 30, 2010	Balance Sheet Location	Notional Amount	Carrying Amount and Fair Value
Liabilities:
Interest rate swap agreements	Other long-term liabilities	$625,000	$7,910

As of December 31, 2009	Balance Sheet Location	Notional Amount	Carrying Amount and Fair Value
Liabilities:
Interest rate swap agreements	Other long-term liabilities	$625,000	$18,852

During the nine months ended September 30, 2010 and 2009, the interest rate swap agreements held by the Company had the following impact on other comprehensive income (“OCI”) included in the condensed consolidated balance sheet and in the condensed consolidated statement of operations (in thousands):

Nine Months Ended September 30, 2010
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(7,101)	Interest expense	$(13,787)	N/A	N/A

Nine Months Ended September 30, 2009
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(15,545)	Interest expense	$(13,197)	N/A	N/A

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

6.	Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows:

	September 30, 2010
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments and available-for-sale securities (1)	$42,720			$42,720
Liabilities:
Interest rate swap agreements (2)		$7,910		$7,910

	December 31, 2009
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments and available-for-sale securities (1)	$9,776			$9,776
Liabilities:
Interest rate swap agreements (2)		$18,852		$18,852

(1)	Consists of available-for-sale securities traded on active markets as well as certain Brazilian Treasury securities that are highly liquid and actively traded in over-the-counter markets.
(2)	Consists of interest rate swap agreements based on the London Interbank Offered Rate whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.

The fair value of the Company’s interest rate swap agreements recorded as liabilities is included in other long-term liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2010. Fair valuations of the Company’s interest rate swap agreements reflect the value of the instrument including the values associated with counterparty risk and the Company’s own credit standing. The Company includes in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Items Measured at Fair Value on a Nonrecurring Basis—The Company’s notes receivable and other long-term assets, long-lived assets, intangibles and goodwill are measured at fair value on a nonrecurring basis. During the nine months ended September 30, 2010, the Company did not record any significant changes to the fair value of these assets as a result of an impairment, using Level 3 inputs, on a nonrecurring basis.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments, with the exception of long-term obligations, including current portion, reasonably approximate the related fair values as of September 30, 2010 and December 31, 2009. The Company’s estimates of fair value of its long-term obligations, including current portion, are based primarily upon reported market values. As of September 30, 2010, the carrying value and fair value of long-term obligations, including current portion, were $4.8 billion and $5.1 billion, respectively. As of December 31, 2009, the carrying value and fair value of long-term obligations, including current portion, were $4.2 billion and $4.3 billion, respectively.

7.	Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

As of September 30, 2010, the Company had unrecognized tax benefits of $79.0 million. If recognized, approximately $37.5 million would impact discontinued operations. The total amount that would affect continuing operations, and hence the effective tax rate, would be $33.0 million, net of deferred tax assets of $8.5 million. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 11 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $2.5 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2010	$87,975
Additions based on tax positions related to the current year	10,270
Additions for tax positions of prior years	11,109
Reductions for tax positions of prior years	(30,855)
Foreign currency	596
Reduction as a result of the lapse of statute limitations	(53)

Balance at September 30, 2010	$79,042

The Company recorded penalties and tax-related interest expense during the three and nine months ended September 30, 2010 of $0.8 million and $2.2 million, respectively. As of September 30, 2010 and December 31, 2009, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the condensed consolidated balance sheets was $18.0 million and $15.2 million, respectively.

In addition to movements in the unrecognized tax benefit, there were two separate events during the nine months ended September 30, 2010, that favorably impacted the tax provision:

(i) In an effort to efficiently fund Latin American operations, during the first quarter of 2010, the Company reorganized an existing financing entity, which resulted in a reversal of $32.6 million of accrued income tax liabilities which was recognized in the condensed consolidated statements of operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(ii) During the second quarter of 2010, the Company performed additional analysis of its net operating losses, resulting in recognition of $26.3 million of previously unrecognized net operating losses in the condensed consolidated statements of operations.

8.	Stock-Based Compensation

The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2010 of approximately $13.4 million and $40.1 million, respectively, and stock-based compensation expense during the three and nine months ended September 30, 2009 of approximately $13.0 million and $50.1 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2009 includes $6.6 million related to the modification of the vesting and exercise terms for a certain employee’s equity awards. The Company did not capitalize any stock-based compensation during the nine months ended September 30, 2010 and 2009.

Stock Options—During the nine months ended September 30, 2010, the Company granted stock options to purchase 1.1 million shares of its Common Stock pursuant to its 2007 Equity Incentive Plan (“2007 Plan”).

The following table summarizes the Company’s option activity for the nine months ended September 30, 2010:

Number of Options
Outstanding as of January 1, 2010	11,434,178
Granted	1,085,178
Exercised	(3,760,809)
Forfeited	(281,948)
Expired	(34,045)

Outstanding as of September 30, 2010	8,442,554

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes pricing model. The following assumptions were used to determine the grant date fair value for options granted during the nine months ended September 30, 2010:

Range of risk-free interest rate	1.41% - 2.39%
Weighted average risk-free interest rate	2.37%
Expected life of option grants	4.6
Range of expected volatility of underlying stock price	37.11% - 37.48%
Weighted average expected volatility of underlying stock price	37.14%
Expected annual dividends	N/A

The weighted average grant date fair value per share during the nine months ended September 30, 2010 was $14.98. As of September 30, 2010, total unrecognized compensation expense related to unvested stock options was $33.6 million, and is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock Units—During the nine months ended September 30, 2010, the Company granted restricted stock units with respect to 0.9 million shares of its Common Stock pursuant to the 2007 Plan.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2010:

Number of Units
Outstanding as of January 1, 2010	2,026,032
Granted	907,088
Vested	(563,122)
Forfeited	(136,830)

Outstanding as of September 30, 2010	2,233,168

As of September 30, 2010, total unrecognized compensation expense related to unvested restricted stock units was $63.1 million, and is expected to be recognized over a weighted average period of approximately three years.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan (“ESPP”) for all eligible employees as described in note 12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the nine months ended September 30, 2010, employees purchased 38,542 shares under the ESPP. Using the Black-Scholes pricing model, the Company determined that the fair value of the shares purchased was $9.51.

Key assumptions used to apply the Black-Scholes pricing model for shares purchased through the ESPP during the nine months ended September 30, 2010 are as follows:

Approximate risk-free interest rate	0.22%
Expected life of shares	6 months
Expected volatility of underlying stock price	35.27%
Expected annual dividends	N/A

9.	Earnings per Common Share

Basic income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options, share based awards and warrants as determined under the treasury stock method and upon conversion of the Company’s convertible notes, as determined under the if-converted method.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table sets forth basic and diluted income from continuing operations per common share computational data for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income from continuing operations attributable to American Tower Corporation	$93,438	$67,359	$289,392	$174,118

Effect of convertible notes	—	249	—	1,743

Income available to common shareholders, as adjusted for diluted earnings	$93,438	$67,608	$289,392	$175,861

Basic weighted average common shares outstanding	400,602	397,315	401,887	397,305
Dilutive securities:
Stock options, warrants and convertible notes	2,853	8,413	3,166	10,998

Diluted weighted average common shares outstanding	403,455	405,728	405,053	408,303

Basic income from continuing operations attributable to American Tower Corporation per common share	$0.23	$0.17	$0.72	$0.44

Diluted income from continuing operations attributable to American Tower Corporation per common share	$0.23	$0.17	$0.71	$0.43

For the three and nine months ended September 30, 2010, the weighted average number of common shares outstanding excluded shares issuable upon conversion of the Company’s convertible notes of zero and 0.2 million, respectively, and shares issuable upon exercise of the Company’s stock options and share based awards of 1.5 million and 1.7 million, respectively, as the effect would be anti-dilutive. For the three and nine months ended September 30, 2009, the weighted average number of common shares outstanding excluded shares issuable upon conversion of the Company’s convertible notes of 1.2 million, and shares issuable upon exercise of the Company’s stock options and share based awards of 7.4 million and 10.4 million, respectively, as the effect would be anti-dilutive.

10.	Commitments and Contingencies

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of Company management, after consultation with counsel, other than the legal proceedings discussed below, there are no matters currently pending that would, in the event of an adverse outcome, materially impact the Company’s consolidated financial position, results of operations or liquidity.

Legal and Governmental Proceedings Related to Review of Stock Option Granting Practices and Related Accounting—During the year ended December 31, 2006, the Company received a letter of informal inquiry from the SEC Division of Enforcement, a subpoena from the United States Attorney’s Office for the Eastern District of New York, and an Information Document Request from the Internal Revenue Service (“IRS”), each requesting documents and other information related to Company stock option grants and stock option practices. In addition, in August 2007, the Company received a request for information from the Department of Labor (“DOL”) with respect to the Company’s retirement savings plan, including documents related to Company stock option grants and the Company’s historical stock option administrative practices. The Company has also become aware that a

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

former officer of the Company received a “Wells” notice from the SEC, which affords such individual the opportunity to make a submission to the SEC with respect to contemplated civil enforcement recommendations against such individual for certain violations of the federal securities laws. In September 2008, the DOL concluded its review and advised the Company that no action would be taken. The reviews being conducted by the SEC, the U.S. Attorney’s Office and the IRS remain open, and the Company has cooperated on these matters.

Mexico Litigation—One of the Company’s subsidiaries, SpectraSite Communications, Inc. (“SCI”), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was sold in 2002, prior to the Company’s merger with SCI’s parent in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for the Company is whether SCI can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have full jurisdiction over SCI. Following several decisions by Mexican appellate courts, including the Supreme Court of Mexico, and related appeals by both parties, the current status of this case is that in September 2010, an intermediate appellate court issued a new decision reimposing liability on SCI. The damages assessed by the intermediate appellate court are approximately $6.7 million. On October 14, 2010, the Company filed a new constitutional appeal to again dispute the intermediate appellate court’s recent decision. As a result, at this stage of the proceeding, the Company is unable to determine whether the liability imposed on SCI by the September 2010 decision will survive or to estimate its share, if any, of that potential liability if the decision survives the pending appeal.

XCEL Litigation—On June 3, 2010, Horse-Shoe Capital (“Horse-Shoe”), a company formed under the laws of the Republic of Mauritius, filed a complaint in the Supreme Court of the State of New York, New York County, with respect to Horse-Shoe’s sale of XCEL to American Tower Mauritius (“AT Mauritius”), the Company’s wholly-owned subsidiary formed under the laws of the Republic of Mauritius. The complaint names AT Mauritius, ATI and the Company as defendants, and the dispute concerns the timing and amount of distributions to be made by AT Mauritius to Horse-Shoe from a $7.5 million holdback escrow account and a $15.7 million tax escrow account, each established by the transaction agreements at closing. The complaint seeks release of the entire holdback escrow account, plus an additional $2.8 million, as well as the release of approximately $12.0 million of the tax escrow account. The complaint also seeks punitive damages in excess of $69 million. The Company filed an answer to the complaint in August 2010, disputing both the amounts alleged to be owed under the escrow agreements as well as the timing of the escrow distributions. The Company also asserted in its answer that the demand for punitive damages is meritless. The parties have filed cross-motions for summary judgment concerning the release of the tax escrow account. Those motions and the other claims remain pending.

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the Company’s securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $442.9 million as of September 30, 2010, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement until June 30, 2020.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL (which completed its merger with Verizon Wireless in January 2009) to acquire towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers was approximately $64.7 million as of September 30, 2010. At ALLTEL’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s Common Stock per tower.

11.	Acquisitions

Cincinnati Bell Acquisition—On December 23, 2009, the Company acquired 196 towers from Cincinnati Bell Inc. This acquisition had a final purchase price, after certain post-closing adjustments, of $99.9 million. During the nine months ended September 30, 2010, the Company finalized the purchase accounting for this acquisition and retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet for the year ended December 31, 2009. The acquisition has been accounted for as a business combination. The purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets and assumed liabilities at the date of acquisition.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands), the adjustments to which are reflected in the Company’s condensed consolidated balance sheet for the year ended December 31, 2009:

	Final Purchase Price Allocation	Preliminary Purchase Price Allocation
Long-term assets	$770	$—
Property and equipment	31,850	16,147
Intangible assets (1)	70,600	83,723
Long-term liabilities	(7,841)	—

Fair value of net assets acquired	$95,379	$99,870

Goodwill (2)	4,491	—

(1)	Consists of customer relationships of approximately $58.2 million and network location of approximately $12.4 million as of September 30, 2010. The customer relationships and network location are being amortized on a straight-line basis over a period of 20 years.
(2)	Goodwill is expected to be deductible for local income tax purposes. The goodwill was allocated to the rental and management segment.

Chile Acquisition—On June 29, 2010, the Company entered into definitive agreements to purchase up to 287 towers from Telefónica Chile S.A. and its affiliates. The Company acquired 113 of these towers for an aggregate purchase price of $20.3 million on June 29, 2010, and expects to close on the remaining towers by the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

end of 2010, subject to customary closing conditions. The acquisition is consistent with the Company’s strategy to expand in selected international markets. The acquisition is being accounted for as a business combination.

At the date of acquisition, the preliminary purchase price was allocated to property and equipment. During the nine months ended September 30, 2010, the Company updated the purchase accounting for this acquisition and adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet. The allocation of the purchase price will be finalized upon completion of the transaction and the analyses of fair value of the net assets acquired and may result in the recognition of goodwill.

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Purchase Price Allocation
Property and equipment	$11,057
Intangible assets (1)	10,902
Long-term liabilities	(1,651)

Fair value of net assets acquired	$20,308

(1)	Consists of customer relationships of approximately $10.9 million as of September 30, 2010. The customer relationships are being amortized on a straight-line basis over a period of 20 years.

Peru Acquisition—On August 9, 2010, the Company announced that it had entered into a definitive agreement to purchase up to 468 towers from Telefónica del Peru S.A.A. The Company acquired 131 of these towers for an aggregate purchase price of $26.0 million. The acquisition is consistent with the Company’s strategy to expand in selected international markets. This acquisition is being accounted for as a business combination.

The purchase price was preliminarily allocated to the acquired assets and liabilities based upon their estimated fair value at the date of acquisition. The preliminary allocation of the purchase price will be finalized upon completion of the transaction and the analyses of fair value of the net assets acquired and may result in the recognition of goodwill.

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based on the estimated fair value of the acquired assets and assumed liabilities at the date of acquisition (in thousands):

Purchase Price Allocation
Current assets	$4,176
Property and equipment	12,819
Intangible assets (1)	10,616
Long-term liabilities	(1,618)

Fair value of net assets acquired	$25,993

(1)	Consists of customer relationships of approximately $10.6 million as of September 30, 2010. The customer relationships are being amortized on a straight-line basis over a period of 20 years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

On October 5, 2010 the Company acquired an additional 100 towers for an aggregate purchase price of $20.8 million. The Company expects to close on the remaining tower sites by the end of 2010, subject to customary closing conditions.

ETIPL Acquisition—On August 6, 2010, the Company’s indirectly held, wholly owned Indian subsidiary, Transcend Infrastructure Limited, acquired substantially all the issued and outstanding shares of ETIPL, for an aggregate purchase price of approximately $425.4 million. At closing, ETIPL owned 4,629 towers in India, as well as a number of towers under construction. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

This acquisition has been accounted for as a business combination. The purchase price was preliminarily allocated to the acquired assets and liabilities based upon their estimated fair value at the date of acquisition. The preliminary goodwill of $191.7 million is calculated as the purchase premium after first allocating the purchase price to the fair value of net assets acquired. The preliminary allocation of the purchase price will be finalized upon the final settlement of the purchase price with the sellers and the subsequent completion of analyses of the fair value of the assets and liabilities acquired.

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid for ETIPL and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase Price Allocation
Current assets (1)	$147,684
Other non-current assets	2,881
Property and equipment	196,109
Intangible assets (2)	145,751
Current liabilities	(192,740)
Other long-term liabilities	(65,930)

Fair value of net assets acquired	$233,755

Preliminary goodwill (3)	191,673

(1)	Includes approximately $14.2 million of accounts receivable which approximates the value due to the Company under certain contractual arrangements.
(2)	Consists of customer relationships of approximately $91.8 million and network location intangibles of approximately $54.0 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(3)	No goodwill is expected to be deductible for local income tax purposes. The goodwill was allocated to the Company’s rental and management segment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

U.S. Acquisitions—During the nine months ended September 30, 2010, the Company acquired a total of 281 towers in the United States for $173.7 million. The acquisition of these towers is consistent with the Company’s strategy to expand in selected geographic areas and have been accounted for as business combinations.

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based on the estimated fair value of the acquired assets and assumed liabilities at the date of acquisition (in thousands):

Purchase Price Allocation
Long-term assets	$150
Property and equipment	33,466
Intangible assets (1)	135,170
Long-term liabilities	(2,061)

Fair value of net assets acquired	$166,725

Goodwill (2)	7,016

(1)	Consists of customer relationships of approximately $108.5 million and network location of approximately $26.7 million as of September 30, 2010. The customer relationships and network location are being amortized on a straight-line basis over a period of 20 years.
(2)	Goodwill is expected to be deductible for local income tax purposes. The goodwill was allocated to the rental and management segment.

The allocation of the purchase price will be finalized upon completion of analyses of the fair value of the assets acquired and liabilities assumed.

Coltel Transaction—On September 3, 2010, the Company entered into a definitive agreement to purchase the exclusive use rights for up to 458 towers in Colombia from Coltel until 2023, when ownership of the towers will transfer to the Company at no additional cost. Pursuant to that agreement, on September 3, 2010, the Company completed the purchase of exclusive use rights for 225 towers for an aggregate purchase price of $40.7 million. The transaction has been accounted for as a capital lease, with the aggregated purchase price being allocated to property and equipment and current assets.

On October 6, 2010 and October 27, 2010, the Company completed the purchase of the exclusive use rights for a total of an additional 135 towers from Coltel for an aggregate purchase price of $22.2 million. The Company expects to close on the remaining towers by the end of 2010, subject to customary closing conditions.

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

The Company’s reportable segments are strategic business units that offer different services. They are managed separately because each segment requires different resources, skill sets and marketing strategies. Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2010 and 2009 is shown in the tables below. The Other column below represents amounts excluded from specific segments, such as stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; other operating expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as well as reconciles segment operating profit to income (loss) before income taxes, noncontrolling interest and income (loss) on equity method investments.

Three months ended September 30, 2010	Rental and Management	Network Development Services	Other	Total
	(in thousands)
Segment revenues	$499,821	$13,501		$513,322
Segment operating expenses	115,390	7,583		122,973
Interest income, TV Azteca, net	3,585	—		3,585

Segment gross margin	388,016	5,918		393,934

Segment selling, general, administrative and development expense	27,344	1,398		28,742

Segment operating profit	$360,672	$4,520		$365,192

Other selling, general, administrative and development expense			$28,553	28,553
Depreciation, amortization and accretion	$112,828	$657	1,898	115,383
Other expense (principally interest expense)			57,013	57,013

Income from continuing operations before income taxes and income on equity method investments				$164,243

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Three months ended September 30, 2009	Rental and Management	Network Development Services	Other	Total
	(in thousands)
Segment revenues	$430,525	$13,580		$444,105
Segment operating expenses	101,128	7,466		108,594
Interest income, TV Azteca, net	3,585	—		3,585

Segment gross margin	332,982	6,114		339,096

Segment selling, general, administrative and development expense	22,267	1,436		23,703

Segment operating profit	$310,715	$4,678		$315,393

Other selling, general, administrative and development expense			$24,162	24,162
Depreciation, amortization and accretion	$102,964	$653	1,926	105,543
Other expense (principally interest expense)			66,761	66,761

Income from continuing operations before income taxes and income on equity method investments				$118,927

Nine months ended September 30, 2010	Rental and Management	Network Development Services	Other	Total
	(in thousands)
Segment revenues	$1,400,120	$37,573		$1,437,693
Segment operating expenses	321,587	20,054		341,641
Interest income, TV Azteca, net	10,669	—		10,669

Segment gross margin	1,089,202	17,519		1,106,721

Segment selling, general, administrative and development expense	73,861	4,507		78,368

Segment operating profit	$1,015,341	$13,012		$1,028,353

Other selling, general, administrative and development expense			$86,036	86,036
Depreciation, amortization and accretion	$328,941	$1,996	5,684	336,621
Other expense (principally interest expense)			186,457	186,457

Income from continuing operations before income taxes and income on equity method investments				$419,239

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Nine months ended September 30, 2009	Rental and Management	Network Development Services	Other	Total
	(in thousands)
Segment revenues	$1,233,222	$42,919		$1,276,141
Segment operating expenses	283,549	25,324		308,873
Interest income, TV Azteca, net	10,669	—		10,669

Segment gross margin	960,342	17,595		977,937

Segment selling, general, administrative and development expense	63,500	4,383		67,883

Segment operating profit	$896,842	$13,212		$910,054

Other selling, general, administrative and development expense			$87,474	87,474
Depreciation, amortization and accretion	$300,312	$2,010	5,552	307,874
Other expense (principally interest expense)			200,145	200,145

Income from continuing operations before income taxes and income on equity method investments				$314,561

13.	Subsequent Events

Latin America Transactions—During October 2010, the Company entered into definitive agreements to purchase up to an aggregate of 1,065 towers, as well as a number of towers that are currently under construction in Latin America. Pursuant to these agreements, the Company completed the purchase of 250 towers during October 2010 for an aggregate purchase price of $37.6 million. The Company expects to close on the remaining sites by the end of 2010, subject to several closing conditions, including due diligence to determine the final purchase price.

South Africa Acquisition—On November 4, 2010, the Company entered into a definitive agreement with Cell C (Pty) Limited to purchase up to approximately 1,400 existing towers, and up to 1,800 additional towers that either are under construction or will be constructed, for an aggregate purchase price of up to approximately $430 million. The Company expects to close the purchase of up to 1,400 existing towers by early 2011, subject to customary closing conditions.

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

Overview

We are a leading wireless and broadcast communications infrastructure company that develops, owns, and operates communications sites, including wireless communications towers, broadcast communications towers and distributed antenna system (“DAS”) networks. Our portfolio of wireless and broadcast towers consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of September 30, 2010, approximately 20,500 towers in the United States and approximately 12,600 towers internationally. Our portfolio also includes approximately 200 in-building DAS networks that we operate in malls, casinos and other in-building applications in the United States and Mexico and three outdoor DAS networks in the United States. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners in the United States, Mexico and Brazil. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. This segment of our business, which we refer to as our rental and management segment, accounted for approximately 97% of our total revenues for the three and nine months ended September 30, 2010.

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

In accordance with our ability to utilize our federal tax net operating losses (“NOLs”), we are actively considering a conversion to a real estate investment trust for federal income tax purposes, although there is no certainty that we will do so.

Results of Operations

Three Months Ended September 30, 2010 and 2009 (dollars in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2009
REVENUES:
Rental and management	$499,821	$430,525	$69,296	16%
Network development services	13,501	13,580	(79)	(1)

Total operating revenues	513,322	444,105	69,217	16

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	115,390	101,128	14,262	14
Network development services	7,583	7,466	117	2
Depreciation, amortization and accretion	115,383	105,543	9,840	9
Selling, general, administrative and development expense (including stock-based compensation expense of $13,353 and $12,950)	57,295	47,865	9,430	20
Other operating expenses	4,299	3,026	1,273	42

Total operating expenses	299,950	265,028	34,922	13

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	3,585	3,585	—	—
Interest income	1,954	736	1,218	165
Interest expense	(62,904)	(64,122)	(1,218)	(2)
Loss on retirement of long-term obligations	—	(391)	(391)	(100)
Other income	8,236	42	8,194	N/A
Income tax provision	(70,649)	(51,348)	19,301	38
Income on equity method investments	6	3	3	100

Income from continuing operations	93,600	67,582	26,018	38
Income from discontinued operations, net	1	(4)	5	125

Net Income	93,601	67,578	26,023	39
Income attributable to noncontrolling interest	(162)	(223)	(61)	(27)

Net income attributable to American Tower Corporation	$93,439	$67,355	$26,084	39%

Total Revenues

Total revenues for the three months ended September 30, 2010 were $513.3 million, an increase of $69.2 million from the three months ended September 30, 2009. This increase was attributable to a $69.3 million increase in rental and management revenue, partially offset by a decrease of $0.1 million in network development services revenue.

Rental and Management Revenue

Rental and management revenue for the three months ended September 30, 2010 was $499.8 million, an increase of $69.3 million from the three months ended September 30, 2009. Legacy sites contributed $38.7 million of the increase, which was primarily attributable to incremental revenue generated from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual tenant lease escalations and the positive impact of foreign currency exchange rate fluctuations and straight-line revenue recognition, partially offset by tenant lease cancellations, a $6.7 million one-time revenue related to a termination agreement from the prior year period and a reduction in revenue recognized under a take or pay agreement. Approximately $30.6 million of the increase resulted from the 6,213 new sites that we acquired and 1,304 new sites that we constructed since July 1, 2009. The increase in straight-line revenue was primarily the result of our successful completion of customer contract extensions in the United States and a master lease renegotiation with one of our large U.S. customers.

Network Development Services Revenue

Network development services revenue for the three months ended September 30, 2010 was $13.5 million, a decrease of $0.1 million from the three months ended September 30, 2009. This decrease was primarily attributable to a decrease in the revenues generated from our site acquisition, zoning and permitting services.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2010 were $300.0 million, an increase of $34.9 million from the three months ended September 30, 2009. The increase was primarily attributable to an increase in expenses within our rental and management segment of $14.3 million, an increase in depreciation, amortization and accretion expenses of $9.8 million, an increase in selling, general, administrative and development expense of $9.4 million, an increase in other operating expenses of $1.3 million and an increase in expenses within our network development services segment of $0.1 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the three months ended September 30, 2010 was $115.4 million, an increase of $14.3 million from the three months ended September 30, 2009. Legacy sites contributed $0.7 million of the increase, which was primarily attributable to contractual ground lease escalations, inflationary cost increases and the unfavorable impact of foreign currency exchange rate fluctuations on expenses, partially offset by cost decreases in certain components of our tower portfolio, including property taxes. Approximately $13.6 million of the increase resulted from the 7,517 new sites that we acquired or constructed since July 1, 2009.

Rental and management segment gross margin for the three months ended September 30, 2010 was $388.0 million, an increase of $55.0 million from the three months ended September 30, 2009. The increase primarily resulted from the increase of $69.3 million in rental and management revenue, partially offset by the $14.3 million increase in rental and management expense described above.

Rental and management segment operating profit for the three months ended September 30, 2010 was $360.7 million, an increase of $50.0 million from the three months ended September 30, 2009. This increase was comprised of the $55.0 million increase in rental and management segment gross margin described above, partially offset by an increase of $5.1 million in selling, general, administrative and development expenses related to our rental and management segment, largely due to increased costs from the expansion of our international operations.

Network Development Services Expense/Segment Gross Margin/Segment Operating Profit

Network development services expense for the three months ended September 30, 2010 was $7.6 million, an increase of $0.1 million from the three months ended September 30, 2009. This increase was primarily attributable to an increase in the expenses generated from our site acquisition, zoning and permitting services.

Network development services segment gross margin for the three months ended September 30, 2010 was $5.9 million, a decrease of $0.2 million from the three months ended September 30, 2009. The decrease primarily resulted from the decrease of $0.1 million in network development services revenue and an increase in the expenses generated from our site acquisition, zoning and permitting services described above.

Network development services segment operating profit for the three months ended September 30, 2010 was $4.5 million, a decrease of $0.2 million from the three months ended September 30, 2009. This decrease was comprised primarily of the $0.2 million decrease in network development services segment gross margin described above.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion for the three months ended September 30, 2010 was $115.4 million, an increase of $9.8 million from the three months ended September 30, 2009. This increase was primarily attributable to depreciation, amortization and accretion associated with the 7,517 sites acquired or constructed since July 1, 2009 and resulting increase in property and equipment and intangible assets subject to amortization.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the three months ended September 30, 2010 was $57.3 million, an increase of $9.4 million from the three months ended September 30, 2009. This increase was primarily attributable to an increase of $4.9 million in payroll related costs, an increase of $2.6 million in consulting and professional fees and an increase of $1.9 million in various administrative expenses.

Other Operating Expenses

Other operating expenses for the three months ended September 30, 2010 were $4.3 million, an increase of $1.3 million from the three months ended September 30, 2009. The increase was primarily attributable to an increase of $3.7 million in acquisition related costs, partially offset by a decrease of $2.4 million of impairments and net losses on sale of long-lived assets.

Interest Expense

Interest expense for the three months ended September 30, 2010 was $62.9 million, a decrease of $1.2 million from the three months ended September 30, 2009. The decrease was primarily attributable to a decrease in the average borrowing rate.

Other Income

Other income for the three months ended September 30, 2010 was $8.2 million, as compared to other income of $0.1 million for the three months ended September 30, 2009. During the three months ended September 30, 2010, we recorded gains primarily associated with foreign currency translation of approximately $10.1 million, partially offset by other miscellaneous expenses of $1.9 million. During the three months ended September 30, 2009, we recorded foreign currency remeasurement gains of approximately $0.6 million, partially offset by other miscellaneous costs of $0.5 million.

Income Tax Provision

The income tax provision for the three months ended September 30, 2010 was $70.6 million, an increase of $19.3 million from the three months ended September 30, 2009. The effective tax rate was 43.0% for the three months ended September 30, 2010, as compared to an effective tax rate of 43.2% for the three months ended September 30, 2009.

The effective tax rates on income from continuing operations for the three months ended September 30, 2010 and September 30, 2009 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes.

Nine Months Ended September 30, 2010 and 2009 (dollars in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percentage Increase (Decrease)
	2010	2009
REVENUES:
Rental and management	$1,400,120	$1,233,222	$166,898	14%
Network development services	37,573	42,919	(5,346)	(12)

Total operating revenues	1,437,693	1,276,141	161,552	13

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	321,587	283,549	38,038	13
Network development services	20,054	25,324	(5,270)	(21)
Depreciation, amortization and accretion	336,621	307,874	28,747	9
Selling, general, administrative and development expense (including stock-based compensation expense of $40,146 and $50,124, respectively)	164,404	155,357	9,047	6
Other operating expenses	14,090	8,228	5,862	71

Total operating expenses	856,756	780,332	76,424	10

OTHER INCOME (EXPENSE) AND OTHER ITEMS:
Interest income, TV Azteca, net	10,669	10,669	—	—
Interest income	3,150	1,717	1,433	83
Interest expense	(177,395)	(188,345)	(10,950)	(6)
Loss on retirement of long-term obligations	(35)	(6,385)	(6,350)	(99)
Other income	1,913	1,096	817	75
Income tax provision	(129,390)	(139,883)	(10,493)	(8)
Income on equity method investments	24	20	4	20

Income from continuing operations	289,873	174,698	115,175	66
Income from discontinued operations, net	30	8,127	(8,097)	(100)

Net Income	289,903	182,825	107,078	59
Income attributable to noncontrolling interest	(481)	(580)	(99)	(17)

Net income attributable to American Tower Corporation	$289,422	$182,245	$107,177	59%

Total Revenues

Total revenues for the nine months ended September 30, 2010 were $1,437.7 million, an increase of $161.6 million from the nine months ended September 30, 2009. This increase was attributable to a $166.9 million increase in rental and management revenue, partially offset by a decrease of $5.3 million in network development services revenue.

Rental and Management Revenue

Rental and management revenue for the nine months ended September 30, 2010 was $1,400.1 million, an increase of $166.9 million from the nine months ended September 30, 2009. Legacy sites contributed $92.2 million of the increase, which was primarily attributable to incremental revenue generated from adding new tenants to those sites, existing tenants adding more equipment to those sites, contractual tenant lease escalations and the positive impact of foreign currency exchange rate fluctuations and straight-line revenue recognition, partially offset by tenant lease cancellations and a reduction in revenue recognized under a take or pay agreement. Approximately $74.7 million of the increase resulted from the 7,884 new sites that we acquired and 1,695 new sites that we constructed since January 1, 2009. The increase in straight-line revenue was primarily the result of our successful completion of customer contract extensions in the United States and a master lease renegotiation with one of our large U.S. customers.

Network Development Services Revenue

Network development services revenue for the nine months ended September 30, 2010 was $37.6 million, a decrease of $5.3 million from the nine months ended September 30, 2009. This decrease was primarily attributable to a decrease in the revenues generated from our site acquisition, zoning and permitting services.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2010 were $856.8 million, an increase of $76.4 million from the nine months ended September 30, 2009. The increase was primarily attributable to an increase in expenses within our rental and management segment of $38.0 million, an increase in depreciation, amortization and accretion expenses of $28.7 million, an increase in selling, general, administrative and development expense of $9.0 million, an increase in other operating expenses of $5.9 million, and partially offset by a decrease in expenses within our network development services segment of $5.2 million.

Rental and Management Expense/Segment Gross Margin/Segment Operating Profit

Rental and management expense for the nine months ended September 30, 2010 was $321.6 million, an increase of $38.0 million from the nine months ended September 30, 2009. Legacy sites contributed $6.7 million of the increase, which was primarily attributable to contractual ground lease escalations, inflationary cost increases and the unfavorable impact of foreign currency exchange rate fluctuations on expenses, partially offset by cost decreases in certain components of our tower portfolio, including property taxes. Approximately $31.3 million of the increase resulted from the 9,579 new sites that we acquired or constructed since January 1, 2009.

Rental and management segment gross margin for the nine months ended September 30, 2010 was $1,089.2 million, an increase of $128.9 million from the nine months ended September 30, 2009. The increase primarily resulted from the increase of $166.9 million in rental and management revenue, partially offset by the $38.0 million increase in rental and management expense described above.

Rental and management segment operating profit for the nine months ended September 30, 2010 was $1,015.3 million, an increase of $118.5 million from the nine months ended September 30, 2009. This increase was comprised of the $128.9 million increase in rental and management segment gross margin described above, partially offset by an increase of $10.4 million in selling, general, administrative and development expenses related to our rental and management segment, due in large part to our international expansion, partially offset by a reduction in bad debt expense.

Network Development Services Expense/Segment Gross Margin/Segment Operating Profit

Network development services expense for the nine months ended September 30, 2010 was $20.1 million, a decrease of $5.2 million from the nine months ended September 30, 2009. The decrease correlates to the reduction in services performed as described above.

Network development services segment gross margin for the nine months ended September 30, 2010 was $17.5 million, a decrease of $0.1 million from the nine months ended September 30, 2009. The decrease primarily resulted from the decrease of $5.3 million in network development services revenue, partially offset by the decrease of $5.2 million of network development services expenses described above.

Network development services segment operating profit for the nine months ended September 30, 2010 was $13.0 million, a decrease of $0.2 million from the nine months ended September 30, 2009. This decrease was comprised primarily of the $0.1 million decrease in network development services segment gross margin described above and a $0.1 million increase in selling, general, administrative and development expenses related to our network development services segment.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion for the nine months ended September 30, 2010 was $336.6 million, an increase of $28.7 million from the nine months ended September 30, 2009. This increase was primarily attributable to depreciation, amortization and accretion associated with the 9,579 sites acquired or constructed since January 1, 2009 and resulting increase in property and equipment and intangible assets subject to amortization.

Selling, General, Administrative and Development Expense

Selling, general, administrative and development expense for the nine months ended September 30, 2010 was $164.4 million, an increase of $9.0 million from the nine months ended September 30, 2009. This increase was primarily attributable to an increase of $11.2 million in payroll related costs, an increase of $6.2 million in consulting and professional fees and an increase of $1.6 million in various administrative expenses, partially offset by a decrease of $10.0 million in stock based compensation expense which was principally driven by the additional expense recognized upon the modification of vesting and exercise terms for a certain employee’s equity awards in 2009.

Other Operating Expenses

Other operating expenses for the nine months ended September 30, 2010 were $14.1 million, an increase of $5.9 million from the nine months ended September 30, 2009. The increase was primarily attributable to an increase of $8.4 million in acquisition related costs, partially offset by a decrease of $2.5 million of impairments and net losses on sale of long-lived assets.

Interest Expense

Interest expense for the nine months ended September 30, 2010 was $177.4 million, a decrease of $11.0 million from the nine months ended September 30, 2009. The decrease was primarily attributable to a decrease in the average borrowing rate.

Other Income

Other income for the nine months ended September 30, 2010 was $1.9 million, as compared to other income of $1.1 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we recorded gains primarily associated with foreign currency translation of approximately $4.5 million, partially offset by other miscellaneous costs of $2.6 million. During the nine months ended September 30, 2009, we recorded a gain of approximately $1.7 million on the settlement of a foreign currency exchange contract executed to hedge the foreign currency exposure associated with our acquisition of XCEL, partially offset by a foreign currency remeasurement loss of approximately $0.6 million.

Income Tax Provision

The income tax provision for the nine months ended September 30, 2010 was $129.4 million, a decrease of $10.5 million from the nine months ended September 30, 2009. The effective tax rate was 30.9% for the nine months ended September 30, 2010, as compared to an effective tax rate of 44.5% for the nine months ended

September 30, 2009. Discrete items during the nine months ended September 30, 2010, which included a $32.6 million reduction in accrued income taxes from the implementation of restructuring activities in Latin America, as well as a net benefit of $17.3 million related to NOLs, reduced the effective tax rate for the period by approximately 9.9%.

The effective tax rates on income from continuing operations for the nine months ended September 30, 2010 and September 30, 2009 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes.

Liquidity and Capital Resources

The information in this section updates as of September 30, 2010 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2009 and should be read in conjunction with that report.

Overview

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt and equity offerings. As of September 30, 2010, we had approximately $1,218.8 million of total liquidity, comprised of approximately $371.9 million in cash and cash equivalents and the ability to borrow approximately $846.9 million under our $1.25 billion senior unsecured revolving credit facility (“Revolving Credit Facility”). In March 2008, we increased our borrowing capacity under the Revolving Credit Facility by adding $325.0 million of term loan commitments (“Term Loan”), and as of September 30, 2010, the Term Loan was fully drawn. On July 23, 2010, we borrowed $350.0 million under the Revolving Credit Facility, which, in addition to cash on hand, was used to finance the acquisition of Essar Telecom Infrastructure Private Limited (“ETIPL”). On August 16, 2010, we completed a registered public offering of $700.0 million aggregate principal amount of 5.05% senior unsecured notes due 2020 (“5.05% Notes”). We used $575.0 million of the net proceeds from this note offering to repay certain of our outstanding indebtedness incurred under the Revolving Credit Facility. On September 3, 2010, we entered into a 72.8 billion Colombian Peso-denominated revolving credit facility in connection with the purchase of the exclusive use rights for 225 towers from Telefónica S.A.’s Colombian subsidiary, Colombia Telecommunicaciones S.A. E.S.P. (“Coltel”).

Summary cash flow information for the nine months ended September 30, 2010 and 2009 is set forth below (in thousands).

	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used for):
Operating activities	$774,619	$649,399
Investing activities	(859,160)	(344,381)
Financing activities	199,958	(218,455)
Net effect of changes in exchange rates on cash and cash equivalents	9,168	34

Net increase in cash and cash equivalents	$124,585	$86,597

We use our cash flows to fund our operations and investments in our business, including acquisitions, tower maintenance and improvements, tower construction, DAS network installations, and tower and land acquisitions. We also use our cash flows to fund refinancings and repurchases of our outstanding indebtedness, as well as our stock repurchase programs.

As of September 30, 2010, we had total outstanding indebtedness of approximately $4.8 billion. During the nine months ended September 30, 2010 and the year ended December 31, 2009, we generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations. We believe the cash generated by operations during the next 12 months will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for the next 12 months.

Cash Flows from Operating Activities

For the nine months ended September 30, 2010, cash provided by operating activities was $774.6 million, an increase of $125.2 million as compared to the nine months ended September 30, 2009. This increase was primarily attributable to an increase of $118.3 million in the operating profit of our operating segments.

Each of our rental and management and network development services segments are expected to generate cash flows from operations during 2010 in excess of their cash needs for operations and expenditures for tower construction and improvements.

Cash Flows from Investing Activities

For the nine months ended September 30, 2010, cash used for investing activities was $859.2 million, an increase of $514.8 million as compared to the nine months ended September 30, 2009. This increase was primarily attributable to increased spending for acquisitions during nine months ended September 30, 2010.

During the nine months ended September 30, 2010, payments for purchases of property and equipment and construction activities totaled $228.5 million, including $133.2 million of capital expenditures for discretionary capital projects, such as completion of the construction of 654 towers, the installation of 13 in-building DAS networks and the installation of two outdoor DAS networks and the installation of shared back-up power generators, $49.8 million to acquire land under our towers that was subject to ground agreements (including leases), $28.9 million for capital improvements and corporate capital expenditures and $16.6 million related to redevelopment of our existing communications sites to accommodate new tenant equipment. In addition, during the nine months ended September 30, 2010, we spent $584.3 million to acquire 5,379 additional towers in the United States, Chile, Colombia, India and Peru.

We plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our return on investment criteria. We expect that our 2010 total capital expenditures will be between approximately $300 million and $320 million, including between $40 million and $45 million for capital improvements and corporate expenditures, between $30 million and $35 million for the redevelopment of existing communication sites, $60 million for ground lease purchases, and between $170 million and $180 million for other discretionary capital projects including the construction of approximately 1,000 to 1,200 new communications sites. In addition, we expect that we will spend approximately $600 million during the remainder of 2010 to acquire approximately 1,550 towers and 235 exclusive tower use rights internationally.

Cash Flows from Financing Activities

For the nine months ended September 30, 2010, cash provided by financing activities was $200.0 million, as compared to cash used for financing activities of $218.5 million during the nine months ended September 30, 2009. The $200.0 million of cash provided by financing activities during the nine months ended September 30, 2010 primarily related to $700.0 million ($693.6 million, net of discount, commissions and expenses) of proceeds from the issuance of the 5.05% Notes, the proceeds from stock options and SpectraSite, Inc. warrants of $122.3 million and borrowings under our credit facilities of $457.2 million, partially offset by payments for the repurchase of our Class A common stock (“Common Stock”) of $350.5 million, which consisted of $343.2 million of stock repurchases under our $1.5 billion program approved by our Board of Directors in February

2008 (the “2008 Buyback”) and $7.3 million of amounts surrendered for the satisfaction of employee tax obligations in connection with the vesting of restricted stock units and the repayment of notes payable, credit facilities and capital leases of $722.0 million. The $218.5 million of cash used for financing activities during the nine months ended September 30, 2009 primarily related to the tender offer for and redemption of the 7.50% senior unsecured notes due 2012, the repayment of credit facilities and capital leases of approximately $354.6 million, and payments for the repurchase of our Common Stock of $189.7 million, which consisted primarily of stock repurchases under our stock buyback program, partially offset by $300.0 million ($291.6 million, net of commissions and expenses) of proceeds from the issuance of the 7.25% senior unsecured notes due 2019 and approximately $36.0 million of proceeds from stock options, warrants and the employee stock purchase plan.

Revolving Credit Facility.    As of September 30, 2010, we had $400.0 million outstanding and the ability to borrow approximately $846.9 million under the Revolving Credit Facility. On November 4, 2010, we entered into a definitive agreement to acquire towers in South Africa, which included providing a letter of credit for $30.0 million and consequently reduced our borrowings capacity by $30.0 million. We continue to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course.

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

5.05% Senior Notes Offering.    On August 16, 2010, we completed a registered public offering of $700.0 million aggregate principal amount of our 5.05% Notes. The net proceeds to us from this offering were approximately $693.6 million, after deducting commissions and expenses. We used $575.0 million of the net proceeds to repay certain of our outstanding indebtedness incurred under the Revolving Credit Facility, which, along with cash on hand, was or will be used to finance the acquisition of ETIPL and other recent and potential acquisitions with the remainder used for general corporate purposes.

The 5.05% Notes mature on September 1, 2020, and interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2011. We may redeem the 5.05% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes will accrue from August 16, 2010 and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

If we undergo a change of control, as defined in the prospectus supplement to the prospectus dated May 13, 2010, and ratings decline (in the event that on, or within 90 days after, an announcement of a change of control, both of our current investment grade credit ratings cease to be investment grade), we will be required to offer to repurchase all of the 5.05% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest (including additional interest, if any) up to but not including the repurchase date. The 5.05% Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries. The indenture contains certain covenants that restrict our ability to merge, consolidate or sell assets and our and our subsidiaries’ abilities to incur liens. These covenants are subject to a number of exceptions, including that we and our subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the indenture.

ETIPL Debt—At the time of our acquisition of ETIPL on August 6, 2010, ETIPL had in place term loans principally denominated in Indian Rupees in an amount equal to approximately 6.5 billion Indian Rupees, and a working capital loan in an amount equal to approximately 297.5 million Indian Rupees (“ETIPL Debt”). As of September 30, 2010, 6.5 billion Indian Rupees (approximately $144.6 million) was outstanding. As of October 20, 2010, we repaid all of the outstanding ETIPL Debt.

Colombian Short-Term Credit Facility—In connection with the purchase of the exclusive rights for 225 towers from Coltel, we entered into a 72.8 billion Colombian Peso-denominated revolving credit facility on September 3, 2010. The credit facility matures on March 2, 2011 and accrues interest at a rate of 6.50% that is payable upon maturity.

As of September 30, 2010, we had 58.0 billion Colombian Pesos (approximately $32.2 million) outstanding under this credit facility. On October 6, 2010, we borrowed the remaining 14.8 billion Colombian Pesos available under the facility in connection with the acquisition of an additional 160 towers and use rights in Colombia.

Stock Repurchase Program.    During the nine months ended September 30, 2010, we repurchased an aggregate of 7.8 million shares of our Common Stock for an aggregate of $346.2 million, including commissions and fees, pursuant to the 2008 Buyback. Between October 1, 2010 and October 22, 2010, we repurchased a total of 551,690 shares of our Common Stock for an aggregate of $28.0 million, including commissions and fees. As of October 22, 2010, we had repurchased a total of 28.9 million shares of Common Stock for an aggregate of $1.1 billion, including commissions and fees, pursuant to our 2008 Buyback, and the remaining authorized amount for stock repurchases under the 2008 Buyback was $0.4 million.

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

Sales of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan, upon the exercise of stock options granted under our equity incentive plans and upon the exercise of warrants to purchase our equity securities. For the nine months ended September 30, 2010, we received an aggregate of approximately $122.3 million in proceeds upon exercises of stock options and upon exercises of warrants.

Contractual Obligations.    Our contractual obligations relate primarily to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in our May 2007 securitization transaction (the “Securitization”), borrowings under our Revolving Credit Facility and Term Loan and our outstanding notes.

The following table summarizes our borrowings under our Revolving Credit Facility and Term Loan, and the balance outstanding under our notes and the certificates issued in the Securitization and certain other debt, as of September 30, 2010 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	April 15, 2014	(1)
Revolving Credit Facility	400,000	June 8, 2012
Term Loan	325,000	June 8, 2012
5.05% senior notes	699,169	September 1, 2020
4.625% senior notes	599,311	April 1, 2015
7.00% senior notes	500,000	October 15, 2017
7.25% senior notes	295,322	May 15, 2019
ETIPL Debt (2)	144,589	July 20, 2011	(3)
Colombian Short-Term Credit Facility (4)	32,183	March 2, 2011
Other debt, including capital leases	59,386

Total	$4,804,960

(1)	Anticipated repayment date; final legal maturity date is April 2037.
(2)	The ETIPL Debt was repaid on October 20, 2010.
(3)	Earliest maturity date; final legal maturity date is May 8, 2018.
(4)	The Colombian Short-Term Credit Facility is denominated in Colombian Pesos and was entered into in connection with the purchase of the exclusive use rights for 225 towers from Coltel.

A description of our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q. We classify uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $26.0 million as other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2010. We also classified approximately $18.0 million of accrued income tax related interest and penalties as other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2010.

Refinancing Activities

In order to extend the maturity dates of our indebtedness, lower our cost of debt and improve our financial flexibility, we use our available liquidity and seek new sources of liquidity to refinance our outstanding indebtedness.

Redemption of ATI 7.25% Senior Subordinated Notes—During the nine months ended September 30, 2010, American Towers, Inc. (“ATI”) issued a notice for the redemption of the remaining $0.3 million aggregate principal amount of its 7.25% senior subordinated notes due 2011 (“ATI 7.25% Notes”). In accordance with the redemption provisions and the indenture for the ATI 7.25% Notes, the remaining ATI 7.25% Notes were redeemed at a price equal to 100.00% of the principal amount, plus accrued and unpaid interest up to, but excluding, September 23, 2010, for an aggregate purchase price of $0.3 million. Upon completion of this redemption, none of the ATI 7.25% Notes remained outstanding.

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

Restrictions Under Loan Agreement Relating to Revolving Credit Facility and Term Loan.    The loan agreement for the Revolving Credit Facility and Term Loan contains certain financial ratios and operating covenants and other restrictions applicable to us and all of our subsidiaries designated as restricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreement also contains covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. As of September 30, 2010, we were in compliance with each of these covenants.

•

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (as defined in the loan agreement) of 6.00 to 1.00. Based on our financial performance for the 12 months ended September 30, 2010, we could incur approximately $2.85 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $475 million and we would still remain in compliance with this ratio.

•

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the 12 months ended September 30, 2010, we could incur approximately $1.96 billion of additional Senior Secured Debt and still remain in compliance with this ratio. In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $653 million and we would still remain in compliance with this ratio.

•

Interest Coverage Ratio: This ratio requires that we maintain a ratio of Adjusted EBITDA to Interest Expense of not less than 2.50 to 1.00. Based on our financial performance for the 12 months ended September 30, 2010, our interest expense, which was $228 million for that period, could increase by approximately $272 million and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, our revenues could decrease by approximately $680 million and we would still remain in compliance with this ratio.

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

Under the terms of the Securitization loan agreement, the loan will be paid solely from the cash flows generated by the towers subject to the Securitization, which must be deposited, and thereafter distributed, solely pursuant to the terms of the Securitization loan. The Borrowers are required to make monthly payments of interest on the Securitization loan. On a monthly basis, all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the Securitization loan, referred to as excess cash flow, is to be released to the Borrowers for distribution to us. During the nine months ended September 30, 2010, the Borrowers distributed excess cash to us of approximately $327.4 million.

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

As of the end of the quarter ended September 30, 2010, the Borrowers’ DSCR was 3.24x. Based on the Borrowers’ net cash flow for the calendar quarter ended September 30, 2010 and the amount of interest, servicing fees and trustee fees payable over the succeeding 12 months on the Securitization loan, the Borrowers could endure a reduction of approximately $191.0 million in net cash flow before triggering a Cash Trap DSCR, and approximately $205.8 million in net cash flow before triggering an Amortization Period.

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

In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, we derive a substantial portion of our revenues from a small number of customers and, consequently, a failure by a significant customer to perform its contractual obligations to us could adversely affect our cash flow and liquidity. As also set forth in that Item, our largest international customer, Grupo Iusacell, which represented approximately 4% of our total revenues for the nine months ended September 30, 2010, has been engaged in a restructuring of its U.S. Dollar denominated debt since the first quarter of 2009. Effective April 1, 2010, we renegotiated our agreements with Grupo Iusacell to include, among other changes, the conversion of our accounts receivable, net, and associated value added tax, to a long-term interest bearing receivable to be repaid over five years. As of September 30, 2010, the long-term interest bearing receivable was $19.8 million and the related assets (which include financing lease commitments and a deferred asset that are primarily long-term in nature) were $47.6 million.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2010. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009, other than the adoption of the accounting pronouncements discussed below.

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying existing disclosure requirements and adding disclosure requirements with respect to fair value measurements. This guidance was effective for us as of January 1, 2010 and had no impact on our condensed consolidated results of operations or financial position.

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

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate swaps. As of September 30, 2010, we held thirteen interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $625.0 million, interest rates ranging from 2.86% to 4.08% and expiration dates through March 2011.

The following tables provide information as of September 30, 2010 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

As of September 30, 2010

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$146,472	$34,329	$1,336	$1,116	$1,751,168	$2,151,731	$4,086,152	$4,376,055
Average Interest Rate (a)	0.08%	6.29%	7.07%	7.47%	5.61%	5.77%
Variable Rate Debt (a)			$725,000				$725,000	$717,750

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of September 30, 2010 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2010		2011		2012	2013	2014	Thereafter	Total	Fair Value
Notional Amount	$100,000	(b)							$100,000	$(956)
Fixed Rate (d)	4.08%
Notational Amount			$525,000	(c)					$525,000	$(6,954)
Fixed Rate (d)			3.11%

(a)	As of September 30, 2010, variable rate debt consisted of our Revolving Credit Facility ($400.0 million drawn) and Term Loan ($325.0 million) included above based on the June 8, 2012 maturity date. As of September 30, 2010, fixed rate debt consisted of: the Certificates issued in the Securitization ($1.75 billion); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of September 30, 2010 was $295.3 million); the 7.00% senior notes due 2017 ($500.0 million); the 4.625% senior notes due 2015 ($600.0 million principal amount due at maturity, the balance as of September 30, 2010 was $599.3 million); the 5.05% senior notes due 2020 ($700.0 million principal amount due at maturity, the balance as of September 30, 2010 was $699.2 million); and other debt of $236.2 million (including the ETIPL Debt, which was repaid on October 20, 2010, and Colombian Short-Term Credit Facility). Interest on the Revolving Credit Facility and Term Loan is payable in accordance with the applicable London Interbank Offered Rate (“LIBOR”) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at September 30, 2010 for the Revolving Credit Facility and Term Loan was 3.24%. For the nine months ended September 30, 2010, the weighted average interest rate under the Revolving Credit Facility and Term Loan was 3.01%.
(b)	Includes notional amount of $100.0 million that expires in December 2010.
(c)	Includes notional amounts of $525.0 million that expire between January and March 2011.
(d)	Represents the weighted-average fixed rate or range of interest based on contractual notional amount as a percentage of total notional amounts in a given year.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of September 30, 2010, after giving effect to our interest rate swap agreements, was comprised of $50.0 million under the Revolving Credit Facility and $50.0 million under the Term Loan. A 10% increase, or approximately 32 basis points, in current interest rates would have caused an additional pre-tax charge to our net income and an increase in our cash outflows of $0.2 million for the nine months ended September 30, 2010.

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries in Brazil, Chile, Colombia, India, Mexico and Peru. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in stockholders’ equity and as a component of comprehensive income.

For the three months ended September 30, 2010, approximately 19% of our revenues and approximately 26% of our operating expenses were denominated in foreign currencies, as compared to 16% and 20%, respectively, during the same period in 2009. For the nine months ended September 30, 2010, approximately 18% of our revenues and approximately 23% of our operating expenses were denominated in foreign currencies, as compared to 14% and 18%, respectively, during the same period in 2009.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2010. As of September 30, 2010, the analysis indicated that such an adverse movement would not have a material effect on our revenue, operating results or cash flows.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

One of our subsidiaries, SpectraSite Communications, Inc. (“SCI”), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was sold in 2002, prior to our merger with SCI’s parent in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for us is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have full jurisdiction over SCI. Following several decisions by Mexican appellate courts, including the Supreme Court of Mexico, and related appeals by both parties, the current status of this case is that in September 2010, an intermediate appellate court issued a new decision reimposing liability on SCI. The damages assessed by the intermediate appellate court are approximately $6.7 million. On October 14, 2010, we filed a new constitutional appeal to again dispute the intermediate appellate court’s recent decision. As a result, at this stage of the proceeding, we are unable to determine whether the liability imposed on SCI by the September 2010 decision will survive or to estimate our share, if any, of that potential liability if the decision survives the pending appeal.

On June 3, 2010, Horse-Shoe Capital (“Horse-Shoe”), a company formed under the laws of the Republic of Mauritius, filed a complaint in the Supreme Court of the State of New York, New York County, with respect to Horse-Shoe’s sale of XCEL to American Tower Mauritius (“AT Mauritius”), our wholly-owned subsidiary formed under the laws of the Republic of Mauritius. The complaint names AT Mauritius, ATI and us as defendants, and the dispute concerns the timing and amount of distributions to be made by AT Mauritius to Horse-Shoe from a $7.5 million holdback escrow account and a $15.7 million tax escrow account, each established by the transaction agreements at closing. The complaint seeks release of the entire holdback escrow account, plus an additional $2.8 million, as well as the release of approximately $12.0 million of the tax escrow account. The complaint also seeks punitive damages in excess of $69 million. We filed an answer to the complaint in August 2010, disputing both the amounts alleged to be owed under the escrow agreements as well as the timing of the escrow distributions. We also asserted in our answer that the demand for punitive damages is meritless. The parties have filed cross-motions for summary judgment concerning the release of the tax escrow account. Those motions and the other claims remain pending.

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

Many of the factors affecting the demand for our communications sites, and to a lesser extent our network development services, could materially and adversely affect our operating results. Those factors include:

•	a decrease in consumer demand for wireless services due to general economic conditions or other factors;

•	the financial condition of wireless service providers;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures;

•	the growth rate of wireless communications or of a particular wireless segment;

•	governmental licensing of spectrum;

•	mergers or consolidations among wireless service providers;

•	increased use of network sharing, roaming or resale arrangements by wireless service providers;

•	delays or changes in the deployment of next generation wireless technologies;

•	zoning, environmental, health or other government regulations or changes in the application or enforcement thereof; and

•	technological changes.

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

Significant consolidation among our wireless service provider customers may result in the decommissioning of certain existing communications sites, because certain portions of their networks may be redundant, and a reduction in future capital expenditures in the aggregate, because their expansion plans may be similar. For example, in connection with the combinations of Verizon Wireless and ALLTEL (to form Verizon Wireless), Cingular and AT&T Wireless (to form AT&T Mobility) and Sprint PCS and Nextel (to form Sprint Nextel) in the United States, and of Iusacell Celular and Unefon (now under the common ownership of Grupo Iusacell) in Mexico, the combined companies rationalized duplicative parts of their networks, which has led to the decommissioning of certain equipment on our communications sites. In addition, certain combined companies have undergone or are currently undergoing a modernization of their networks, and these and other customers could determine not to renew leases with us as a result. Our future results may be negatively impacted if a significant number of these contracts are terminated, and our ongoing contractual revenues would be reduced as a result. Similar consequences might occur if wireless service providers engage in extensive sharing, roaming or resale arrangements as an alternative to leasing on our communications sites.

Our leverage and debt service obligations may materially and adversely affect us.

As of September 30, 2010, we had approximately $4.8 billion of consolidated debt, and the ability to borrow additional amounts of approximately $846.9 million ($816.9 million as of November 4, 2010) under the Revolving Credit Facility. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to draw down on our Revolving Credit Facility, obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

We could suffer adverse tax or other financial consequences if taxing authorities do not agree with our tax positions, or we are unable to utilize our net operating losses.

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

In addition, we have significant deferred tax assets related to our NOLs in U.S. federal and state taxing jurisdictions. Generally, for U.S. federal and state tax purposes, NOLs can be carried forward and used for up to twenty years, and the tax years will remain subject to examination until three years after the applicable NOLs are used or expire. We may be limited in our ability to utilize the applicable NOLs to offset future taxable income, including significant portions obtained through acquisitions.

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

Due to the long-term expectations of revenue from tenant leases, we are sensitive to changes in the creditworthiness and financial strength of our tenants.

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

As we continue to acquire communications sites in our existing markets and expand into new markets, we are subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, undisclosed and assumed liabilities and the diversion of managerial attention due to an acquisition. Acquisitions involve substantial operating and financial risks and no assurance can be given as to our future success in identifying, executing and integrating acquisitions. Our international expansion initiatives are subject to additional risks such as complex laws, regulations and business practices that may require additional resources and personnel, as well as those risks described below in “—Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with foreign currency exchange rates.” Although we generally focus our international efforts in countries with relatively stable political and macroeconomic environments, growing, competitive wireless communications industries and multiple wireless carriers that are likely to outsource their communications site infrastructure needs to us, we are subject to several factors outside of our control, and no assurance can be given that our expansion initiatives will succeed and not materially and adversely affect our business, results of operations and financial condition.

Our foreign operations are subject to economic, political, regulatory and other risks that could materially and adversely affect our revenues or financial position, including risks associated with foreign currency exchange rates.

Our business operations in Latin America and India and our expansion into any other international geographic areas in the future, could result in adverse financial consequences and operational problems not typically experienced in the United States. For the nine months ended September 30, 2010, approximately 18% of our consolidated revenue was generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	laws and regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•	laws and regulations that dictate how we operate our communications sites and conduct business, including zoning and environmental matters which may be applied retroactively to sites;

•	changes to existing or new tax laws directed specifically at the ownership and operation of communications sites, or our international acquisitions, which may be applied or enforced retroactively;

•	expropriation and governmental regulation restricting foreign ownership;

•	possible failure to comply with anti-bribery laws such as the Foreign Corrupt Practices Act and similar local anti-bribery laws;

•	uncertainties regarding legal or judicial systems, including inconsistencies between and within laws, regulations and decrees, and judicial application thereof;

•	health or similar issues, such as a pandemic or epidemic; and

•	difficulty in recruiting and retaining trained personnel.

In addition, we face risks associated with changes in foreign currency exchange rates, including those arising from our operations, investments and financing transactions related to our international business. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts. Our revenues earned from operations in Mexico are primarily denominated in the Mexican Peso, and our revenues earned from operations in Latin America and India are denominated in the local currencies. We have not historically engaged in significant currency hedging activities relating to our non-U.S. Dollar operations, and a weakening of these foreign currencies against the U.S. Dollar would have a negative impact on our reported revenues and operating profits, which could have a material adverse effect on our business, results of operations and financial condition.

A substantial portion of our revenue is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. For the nine months ended September 30, 2010:

•	Four customers accounted for approximately 60% of our revenues;

•	AT&T Mobility accounted for approximately 19% of our revenues;

•	Sprint Nextel accounted for approximately 16% of our revenues;

•	Verizon Wireless accounted for approximately 16% of our revenues; and

•	T-Mobile accounted for approximately 9% of our revenues.

Our largest international customer is Grupo Iusacell, which now controls both Iusacell Celular and Unefon in Mexico. Grupo Iusacell is under common control with TV Azteca. Grupo Iusacell accounted for approximately 4% of our total revenues for the nine months ended September 30, 2010. In addition, for the nine months ended September 30, 2010, we received $10.7 million in net interest income from TV Azteca on our net note receivable balance of $107.2 million.

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

Grupo Iusacell has been engaged in a restructuring of its U.S. Dollar denominated debt since the first quarter of 2009, and on April 1, 2009, announced that one of its subsidiaries had suspended the debt service payment of its U.S. Dollar denominated debt as part of this restructuring. Effective April 1, 2010, we renegotiated our agreements with Grupo Iusacell to include, among other changes, an extension of the agreements’ minimum lease terms and an amendment to annual escalations included in the contractual terms, in exchange for a discount against Grupo Iusacell’s aggregate annual lease payments, a conversion of accounts receivable, net, and associated value added tax, to a long-term interest bearing receivable to be repaid over five years, and conversion of all Grupo Iusacell obligations to the Company from U.S. Dollars to Mexican Pesos. As of September 30, 2010, the long-term interest bearing receivable was $19.8 million. We also had approximately $47.6 million of other Grupo Iusacell related assets as of September 30, 2010, which include financing lease commitments and accrued straight-line revenue that are primarily long-term in nature. If Grupo Iusacell is unable to restructure its other indebtedness, Grupo Iusacell may not be able to meet its operating obligations, including making payments to us in the future under our revised agreements, which could have a material adverse effect on our business and results of operations.

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

New technologies or changes in a customer’s business model could make our tower leasing business less desirable and result in decreasing revenues.

The development and implementation of new technologies designed to enhance the efficiency of wireless networks or changes in a customer’s business model could reduce the use and need for tower-based wireless services transmission and reception or have the effect of decreasing demand for tower space or reducing obtainable lease rates. Examples of such technologies include spectrally efficient air-link technologies which potentially can relieve some network capacity problems, could reduce the demand for tower-based antenna space. Additionally, certain complementary network technologies, such as femtocells, could offload a portion of network traffic away from the traditional tower-based networks, which would reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of wireless communication, radio and video services by direct broadcast satellites could materially and adversely affect demand for our antenna space. The development and implementation of any of these and similar technologies to any significant degree could have a material adverse effect on our business, results of operations and financial condition.

We could have liability under environmental laws.

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state, local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As the owner, lessee or operator of real property and facilities, we may be liable for substantial costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of or were responsible for the contamination. We may also be liable for certain costs of remediating contamination at third party sites to which we sent waste for disposal, even if the original disposal may have complied with all legal requirements at the time. Many of these laws and regulations contain information reporting and record keeping requirements. We cannot assure you that we are at all times in complete compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. In certain jurisdictions, these laws and regulations could be applied or enforced retroactively. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to government regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

Our business, and that of our customers, is subject to federal, state, local and foreign regulation, including by the Federal Aviation Administration (“FAA”), the U.S. Federal Communications Commission (“FCC”), the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration. In the United States, both the FCC and the FAA regulate towers used for wireless communications and radio and television broadcasting and the FCC separately regulates transmitting devices operating on towers. Similar regulations exist in Latin America and India and other foreign countries regarding wireless communications and the operation of towers. In certain jurisdictions, these regulations could be applied or enforced retroactively. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site, or site upgrades, thereby limiting our ability to respond to customer demands and requirements. Existing regulatory policies may materially and adversely affect the associated timing or cost of such projects and additional regulations may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could materially and adversely affect our business, results of operations and financial condition.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 84% of the communications sites in our portfolio as of September 30, 2010 are located on land we do not own. Approximately 83% of the ground agreements for these sites have a final expiration date of 2019 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. If we are unable or choose not to exercise our rights to purchase towers under these agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated. For example, our SpectraSite subsidiary has entered into lease or sublease agreements with affiliates of SBC Communications, a predecessor entity to AT&T Mobility, with respect to approximately 2,500 towers pursuant to which SpectraSite has the option to purchase the sites upon the expiration of the lease or sublease beginning in 2013. The aggregate purchase option price for the AT&T Mobility towers was approximately $442.9 million as of September 30, 2010, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. We have entered into a similar agreement with ALLTEL, which completed its merger with Verizon Wireless in January 2009, with respect to approximately 1,800 towers, for which we have an option to purchase the sites upon the expiration of the lease or sublease beginning in 2016. The aggregate purchase option price for the ALLTEL towers was approximately $64.7 million as of September 30, 2010, and will accrete at a rate of 3% per year through the expiration of the lease or sublease period. At ALLTEL’s option, at the expiration of the sublease period, the purchase price would be payable in cash or with 769 shares of our Common Stock per tower. We may not have the required available capital to exercise our right to purchase these or other leased or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our business, results of operations or financial condition could be materially and adversely affected.

Our towers or data centers may be affected by natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage.

Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen damage. Any damage or destruction to our towers or data centers as a result of these or other risks would impact our ability to provide services to our customers and could materially and adversely impact our results of operation or financial condition. While we maintain insurance coverage for natural disasters, we may not have adequate insurance to cover the associated costs of repair or reconstruction for a major future event. Further, we carry business interruption insurance, but such insurance may not adequately cover all of our lost revenues, including potential revenues from new tenants that could have been added to our towers but for the damage. If we are unable to provide services to our customers as a result of damage to our towers, it could lead to customer loss, resulting in a corresponding material adverse effect on our business, results of operations or financial condition.

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

Our historical stock option granting practices are still subject to governmental review, which could result in fines, penalties or other liability.

In May 2006, we announced that our Board of Directors had established a special committee of independent directors to conduct a review of our stock option granting practices and related accounting. Subsequent to the formation of the special committee, we received an informal letter of inquiry from the Securities and Exchange Commission, a subpoena from the office of the United States Attorney for the Eastern District of New York and an information document request from the Internal Revenue Service, each requesting documents and information related to our stock option grants and practices. We also received a request for information from the Department of Labor, which concluded its review in September 2008, with no action taken against us. We have cooperated with these governmental authorities to provide the requested documents and information. These governmental proceedings remain open, and the time period necessary to conclude these proceedings is uncertain and could require significant additional management and financial resources. Significant legal and accounting expenses related to these matters have been incurred to date, and we may still incur expenses in connection with this matter. Members of our senior management may still be subject to regulatory fines, penalties, enforcement actions or other liability, which could have a material adverse impact on our business, results of operations or financial condition. In addition, as a result of the special committee’s findings, we restated our historical financial statements for certain periods prior to March 31, 2006 to, among other things, record changes for stock-based compensation expense (and related tax effects) relating to certain past stock option grants.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the three months ended September 30, 2010, we repurchased a total of 3,173,900 shares of our Common Stock for an aggregate of $149.8 million, including commissions and fees, pursuant to our publicly announced stock repurchase program, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 2010 (1)	1,151,900	$45.51	1,151,900	$503.1
August 2010 (1)	965,600	46.51	965,600	458.2
September 2010 (1)	1,056,400	49.63	1,056,400	405.8

Total Third Quarter	3,173,900	$47.18	3,173,900	$405.8

(1)	Repurchases made pursuant to the $1.5 billion stock repurchase program publicly approved by our Board of Directors in February 2008. Under this program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

Since September 30, 2010, we have continued to repurchase shares of our Common Stock pursuant to our stock repurchase program. Between October 1, 2010 and October 22, 2010, we repurchased a total of 551,690 shares of our Common Stock for an aggregate of $28.0 million, including commissions and fees, pursuant to this program.

ITEM 6.	EXHIBITS

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: November 5, 2010	By:	/s/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4	Supplemental Indenture No.1, dated as of August 16, 2010 between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 5.05% Senior Notes due 2020.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

EX-1