Form 10-K
period 2010-12-31
AMERICAN TOWER CORP /MA/
filed 2011-02-28
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $17.7 billion, based on the closing price of the registrant’s Class A Common Stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.

As of February 11, 2011, there were 397,612,895 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2010

i

AMERICAN TOWER CORPORATION

TABLE OF CONTENTS—(Continued)

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2010

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future prospects of growth in the communications site leasing industry, the level of future expenditures by companies in this industry and other trends in this industry, the effects of consolidation among companies in our industry and among our tenants, our ability to maintain or increase our market share, our future operating results, our consideration to elect real estate investment trust status, our future purchases under our stock repurchase program, our future capital expenditure levels, our future financing transactions and our plans to fund our future liquidity needs. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally.

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

Overview

We are a leading wireless and broadcast communications infrastructure company that owns, operates and develops communications sites. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. We refer to this business as our rental and management operations, which accounted for approximately 98% of our total revenues for the year ended December 31, 2010. We also offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites.

Our communications site portfolio includes wireless communications towers, broadcast communications towers and distributed antenna system (“DAS”) networks, which are collocation solutions to support seamless in-building and outdoor wireless coverage. Our portfolio consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of December 31, 2010, approximately 20,900 towers domestically and approximately 13,900 towers internationally. Our portfolio also includes approximately 200 in-building and outdoor DAS networks that we operate in malls, casinos and other in-building applications, and select outdoor environments. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners.

American Tower Corporation was created as a subsidiary of American Radio Systems Corporation in 1995 and was spun off into a free-standing public company in 1998. Since inception, we have grown our communications site portfolio through acquisitions, long-term lease arrangements, development and construction of sites, and through mergers with and acquisitions of other tower operators.

American Tower Corporation is a holding company, and we conduct our operations through our directly and indirectly owned subsidiaries. Our principal domestic operating subsidiaries are American Towers, Inc. (“ATI”) and SpectraSite Communications, LLC (“SpectraSite”). We conduct our international operations through our subsidiary, American Tower International, Inc., which in turn conducts operations through its various international operating subsidiaries. Our international operations consist primarily of our operations in Brazil, Chile, Colombia, India, Mexico and Peru. In addition, as previously disclosed, we have entered into definitive agreements to acquire communications sites in South Africa and Ghana, and subject to customary closing conditions, we expect to close on initial tranches of communications sites during the first half of 2011.

Increased expansion activity in international markets and changes to our organizational structure have led us to separately disclose our rental and management operations in two reportable segments: domestic rental and management and international rental and management. Through our network development services segment, we also offer tower-related services domestically. Accordingly, our continuing operations are reported in three segments, domestic rental and management, international rental and management and network development services. For more information about our business segments, as well as financial information about the geographic areas in which we operate, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 18 to our consolidated financial statements included in this Annual Report.

Products and Services

Rental and Management Operations

Our rental and management operations accounted for approximately 98%, 97% and 97% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Our tenants lease space on our communications site infrastructure, where they install and maintain their individual communications network equipment. Our revenue is primarily generated from tenant leases, and the annual rental payments vary considerably depending upon various factors, including but not limited to, tower location, amount of tenant equipment on the tower, ground space required by the tenant, and remaining tower capacity. Our tenant leases are typically non-cancellable and have annual rent escalations. Our primary costs typically include ground rent, property taxes and repairs and maintenance, which are primarily fixed, with annual cost escalations. In our international markets, a portion of our operating costs is passed through to our tenants, such as ground rent and fuel costs. Our rental and management operations have generated consistent incremental growth in revenue and have low cash flow volatility due to the following characteristics:

•

Consistent demand for our sites. We have the ability to add new tenants and new equipment for existing tenants on our sites. Our legacy site portfolio and our established tenant base provide us with a diverse source of new business opportunities, which has historically resulted in consistent and predictable organic revenue growth.

•

Long-term tenant leases with contractual rent escalations. In general, a tenant lease has an initial non-cancellable term of five to ten years with multiple five-year renewal terms thereafter, and lease payments that typically increase 3% to 5% per year. As a result, as of December 31, 2010, we had approximately $13.5 billion of non-cancellable tenant lease revenue, absent the impact of straight-line lease accounting.

•

High lease renewal rates. Our tenants tend to renew leases because suitable alternative sites may not exist or be available and repositioning a site in their network may be expensive and may adversely affect the quality of their network. Historical churn has been approximately 2% of total rental and management revenue per year.

•

High operating leverage. Incremental operating costs associated with adding new tenants to an existing communications site are minimal. Therefore, as additional tenants are added, the substantial majority of incremental revenue flows through to operating profit.

•	Low maintenance capital expenditures. On average, we require low amounts of annual capital expenditures to maintain our communications sites.

Our domestic rental and management segment is comprised of our nationwide network of communications sites that enable us to address the needs of national, regional, local and emerging communications service providers. Our domestic rental and management segment accounted for approximately 79%, 82% and 83% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Our international rental and management segment, which is comprised primarily of communications sites in Brazil, Chile, Colombia, India, Mexico and Peru, provides a source of diversification and growth. Our international rental and management segment accounted for approximately 19%, 15% and 14% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Our rental and management operations include the operation of wireless communications towers, broadcast communications towers and DAS networks, as well as rooftop management.

Wireless Communications Towers. We own and operate wireless communications towers in the United States, Brazil, Chile, Colombia, India, Mexico and Peru. Approximately 93%, 94% and 92% of revenue in our rental and management segments was attributable to our wireless towers for the years ended December 31, 2010, 2009 and 2008, respectively.

We lease space on our wireless communications towers to tenants in a diverse range of wireless services, including personal communications services, cellular, enhanced specialized mobile radio, WiMAX, paging and fixed microwave. Our four largest domestic and international tenants by revenue are as follows:

•	Domestic: AT&T Mobility, Sprint Nextel, Verizon Wireless and T-Mobile USA accounted for approximately 74% of domestic rental and management segment revenue for the year ended December 31, 2010;

•

International: Iusacell (Mexico), Idea Cellular (India), Nextel International (primarily through its operating subsidiaries in Brazil and Mexico) and Telefonica (through its various operating subsidiaries in Brazil, Chile, Colombia, Mexico, and Peru) accounted for approximately 58% of international rental and management segment revenue for the year ended December 31, 2010.

Accordingly, we are subject to certain risks, as set forth in Item 1A of this Annual Report under the caption “Risk Factors—Due to the long-term expectations of revenue growth from tenant leases, we are sensitive to changes in the creditworthiness and financial strength of our tenants” and “A substantial portion of our revenue is derived from a small number of customers.” In addition, we are subject to risks related to our international operations, as set forth under the caption “Risk Factors—Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.”

Broadcast Communications Towers, DAS Networks and Rooftop Management. In addition to our wireless communications towers, we also own and operate broadcast towers and DAS networks, and provide communications site management services to third parties.

•

Broadcast Communications Towers. We are one of the largest independent owners and operators of broadcast towers in the United States and Mexico. We own approximately 200 broadcast towers in the United States and have exclusive rights to approximately 200 broadcast towers in Mexico. Broadcast towers generally are taller and structurally more complex than typical wireless communications towers, require unique engineering skills and are more costly to build. We lease space on our broadcast towers to a variety of tenants including wireless service providers, but the higher elevations on these towers are primarily leased to radio and television broadcast companies.

•

DAS Networks. We own and operate approximately 200 DAS networks in malls, casinos and other in-building applications in the United States, Mexico and Brazil. We obtain rights from property owners to install and operate in-building DAS networks, and we grant rights to wireless service providers to attach their equipment to our installations. We also offer outdoor DAS networks as a complementary shared infrastructure solution for our tenants, and currently operate such networks in the United States. Typically, we design, build and operate our DAS networks in areas in which zoning restrictions or other barriers may prevent or delay deployment of more traditional wireless infrastructures.

•

Rooftop Management. We provide management services to property owners in the United States who own rooftops that are capable of hosting wireless communications equipment. We obtain rights to manage a rooftop by entering into contracts with property owners pursuant to which we receive a percentage of occupancy or license fees paid by the wireless carriers and other tenants.

Network Development Services

Through our network development services segment, we offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites. This segment accounted for approximately 2%, 3% and 3% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Site Acquisition, Zoning and Permitting. We engage in site acquisition services on our own behalf in connection with our tower development projects, as well as on behalf of our tenants. We typically work with our tenants’ engineers to determine the geographic areas where new tower sites will best address the tenants’ needs and meet their coverage objectives. Once a new site is identified, we acquire the rights to the land or structure on which the site will be constructed, and we manage the permitting process to ensure all necessary approvals are obtained to construct and operate the communications site under applicable law.

Structural Analysis. We offer structural analysis services to wireless carriers in connection with the installation of their communications equipment on our towers. Our team of engineers can evaluate whether a tower can support the additional burden of the new equipment or if an upgrade is needed, which enables our tenants to better assess potential sites before making an installation decision. Our structural analysis capabilities enable us to provide higher quality service to our existing tenants by, among other things, reducing cycle times, as well as provide opportunities to offer structural analysis services to third parties.

Strategy

Operational Strategy

Our operational strategy is to capitalize on the growth in the use of wireless communications services and the evolution of advanced wireless handsets, as well as the expanding infrastructure required to deploy current and future generations of wireless communications technologies. To achieve this, our primary focus is to increase the leasing of our existing communications site portfolio, invest in and selectively grow our communications site portfolio, further improve upon our operational performance and maintain a strong balance sheet. We believe these efforts will further support and maximize our ability to capitalize on the growth in demand for wireless infrastructure.

•

Increase the leasing of our existing communications site portfolio. We believe that our highest returns will be achieved by leasing additional space on our existing communications sites. As a result of wireless industry capital spending trends in the markets we serve, we anticipate consistent demand for our communications sites because they are attractively located for wireless service providers and have capacity available for additional tenants. As of December 31, 2010, we had an average of approximately 2.3 average tenants per tower. We believe that of our towers that are currently at or near full structural capacity, the vast majority can be upgraded or augmented to meet future tenant demand, with relatively modest capital investment. Therefore, we will continue to target our sales and marketing activities to increase the utilization, and return on investment of, our existing communications sites.

•

Invest in and selectively grow our communications site portfolio. We seek opportunities to invest and grow our operations through our capital programs and acquisitions. We believe we can achieve attractive risk adjusted returns by pursuing such investments. This includes pursuing opportunities to invest through new site construction and acquisitions in our domestic and in select international markets which we believe have a high-growth wireless industry and are attractive from a macroeconomic standpoint.

•

Further improve on our operational performance. We will continue to seek opportunities to improve our operational performance throughout the organization. This includes investing in our systems and people as we strive to improve our efficiencies and provide best in class service to our customers. To achieve this, we intend to continue to focus on customer service, such as reducing cycle times for key functions, including lease processing and tower structural analysis.

•

Maintain a strong balance sheet. We will continue to maintain our disciplined approach to managing our balance sheet. This includes maintaining a target net leverage ratio and ensuring ample liquidity is available to pursue our strategy. As of December 31, 2010, we had approximately $1.8 billion of available liquidity. We believe that our investment grade ratings and our current level of net leverage make us an attractive service provider partner for our tenants, and provide us with consistent access to the capital markets.

Capital Allocation Strategy

The objective of our capital allocation strategy is to simultaneously increase recurring free cash flow per share growth and our return on invested capital. To achieve this, we expect we will continue to deploy our capital through our annual capital expenditure program and acquisitions, while continuing our stock repurchase program or implementing a dividend program to the extent we determine it necessary or appropriate. During 2010, we generated approximately $1.0 billion of cash provided by operating activities, which along with incremental debt, was used to fund nearly $1.7 billion of investments, which included approximately $346.7 million of capital expenditures, $899.6 million of acquisitions and $420.8 million of stock repurchases, including commissions and fees.

•

Annual capital expenditure program. We will continue to reinvest in our existing assets and expand our existing communications site portfolio through our annual capital expenditure program. This includes capital expenditures associated with maintenance, increasing the capacity of our existing sites, and projects such as new site construction, land acquisitions, and shared generator installations. We believe we can achieve the highest incremental recurring free cash flow per share and returns on our invested capital through our annual capital expenditure program.

•

Acquisitions. We will seek to pursue acquisitions of communications sites. This includes acquisitions in our existing or new markets where we can meet our return on investment criteria. When evaluating international investments, our return on investment criteria reflects the additional risks inherent to the particular geographic area.

•

Stock repurchase program. If we have sufficient capital available to fund our capital expenditures and other acquisition opportunities, and we have access to capital available for anticipated future investment, we will seek to return that capital to shareholders. We currently utilize a stock repurchase program to facilitate this return and we may provide return to shareholders in the future through the payment of dividends should we elect real estate investment trust (“REIT”) status.

International Expansion Strategy

We believe that in certain international markets, we can create substantial value by establishing an independent wireless infrastructure leasing business. Therefore, we expect we will continue to seek international expansion opportunities, where our risk adjusted return objectives can be achieved. Our international expansion strategy includes a disciplined, individualized market evaluation, whereby we conduct the following analyses:

•

Country analysis. Prior to pursuing a new geographical area, we review the country’s political stability, historical and projected macro-economic fundamentals and the general business environment, including property rights and regulatory environment.

•

Wireless industry analysis. To ensure sufficient demand for an independent tower company, we analyze the competitiveness of the country’s wireless industry and the stage of its wireless network deployment. Characteristics that result in an attractive investment opportunity include a country that has multiple competitive wireless service providers who are actively seeking to invest in deploying voice and data networks, as well as spectrum auctions that have or that are anticipated to occur.

•

Opportunity and counterparty analysis. Finally, once an investment opportunity is identified within a geographical area with a competitive wireless industry, we conduct a multifaceted opportunity and counterparty analysis. This includes evaluating the type of transaction, its ability to meet our risk adjusted return criteria for the country and the counterparties involved, as well as how the transaction fits within our long-term strategic objectives, including future potential investment and expansion within the region.

Demand Drivers

Our strategy is predicated on our belief that wireless service providers will continue to invest in their networks in both our domestic and international markets, driving demand for our communications sites:

•

Domestic wireless network investments. Historically, according to industry data, aggregate annual wireless capital spending in the United States has typically been approximately $20 to $25 billion. As a result of this level of capital spending, demand for our site has remained consistent. Accordingly, demand for our domestic communications sites is driven by:

•	Wireless service provider focus on network quality and coverage as a competitive advantage;

•	Rapid subscriber adoption of third generation (“3G”) wireless data applications, such as email, internet access and video;

•

Pursuit of new avenues for growth by wireless service providers, such as deploying fourth generation (“4G”) technology based wireless networks to provide higher speed data services and enable fixed broadband substitution; and

•	Deployment of wireless networks by new market entrants.

As these factors continue to grow as a competitive necessity in the United States on a widespread basis, wireless service providers may be compelled to deploy new technology and equipment, further increase the cell density of their existing networks and expand their network coverage.

•

International wireless network investments. The wireless networks in our served international markets are less advanced than those in our domestic market, with respect to the density of voice networks and the current technologies generally deployed for wireless services. Accordingly, demand for our international communications sites is primarily driven by:

•	Incumbent wireless service providers investing in existing voice networks to improve or expand their coverage and increase capacity;

•	In certain of our international markets, subscriber adoption of 3G wireless data applications, such as email, internet access and video; and

•	Spectrum auctions, which result in new market entrants, as well as initial data network deployments.

We believe demand for our communications sites will continue as wireless service providers seek to increase the quality and coverage of their networks, while also investing in next generation data networks. To meet this demand, we believe wireless carriers will continue to outsource their communications site infrastructure needs as a means to accelerate access to their markets and more efficiently use their capital, rather than construct and operate their own communications sites and maintain their own communications site service and development capabilities.

Recent Developments

Growth and Expansion

In 2010, we continued to focus on growing our operations using selective criteria for acquisitions and new site development, including expansion into new and existing international geographic areas. During the year ended December 31, 2010, we grew our communications site portfolio through acquisitions and construction activities, including the acquisition and construction of approximately 7,800 towers and the installation of approximately 30 in-building and outdoor DAS networks. In addition, we continue to evaluate complementary product lines such as shared generators to supplement our tower site growth and expansion strategy. We also continue to evaluate opportunities to acquire larger communications site portfolios that we believe we can effectively integrate into our portfolio.

United States. During 2010, in response to the needs of our tenants, we pursued the acquisition and construction of communications sites in select locations throughout the United States. Our expansion in the United States during 2010 included the acquisition and construction of approximately 900 towers and the installation of approximately 30 in-building and outdoor DAS networks.

International. During 2010, we increased our footprint in Latin America primarily through the acquisition and construction of approximately 1,700 towers in Brazil, Chile, Colombia, Mexico and Peru. During 2010, we also expanded our presence in India through the acquisition of Essar Telecom Infrastructure Private Limited (“ETIPL”), adding over 4,600 towers to our communications site portfolio. We also constructed approximately 500 towers in India. As previously disclosed, in 2010 we entered into definitive agreements to acquire communications sites in Brazil, Chile, Colombia, Ghana and South Africa, subject to customary closing conditions.

Financing Transactions

In 2010, we continued to raise capital to refinance our outstanding indebtedness and fund acquisitions. In August and December of 2010, we completed registered public offerings of $700.0 million aggregate principal amount of our 5.05% senior notes due 2020 (“5.05% Notes”) and $1.0 billion aggregate principal amount of our 4.50% senior notes due 2018 (“4.50% Notes”).

For more information about our financing transactions, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and notes 6 and 13 to our consolidated financial statements included in this Annual Report.

Regulatory Matters

Towers and Antennas. Our domestic and international tower operations are subject to national, state and local regulatory requirements with respect to the registration, siting, lighting, marking and maintenance of our towers. In the United States, which accounted for approximately 81% of our total rental and management revenue for the year ended December 31, 2010, depending on factors such as tower height and proximity to public airfields, the construction of new towers or modifications to existing towers may require pre-approval by the Federal Communications Commission (“FCC”) and the Federal Aviation Administration (“FAA”). Towers requiring pre-approval must be registered with the FCC and painted, lighted and maintained in accordance with FAA standards. Similar requirements regarding pre-approval of the construction and modification of towers are imposed by regulators in other countries, such as the Ministry of Civil Aviation in India and the Ministry of Transportation and Telecommunications in Chile. Non-compliance with applicable tower-related requirements may lead to monetary penalties.

Furthermore, in India, each of our subsidiaries holds an Infrastructure Provider Category-I license (“IP-I”) issued by the Indian Ministry of Communications and Information Technology, which permits us to provide tower space to companies licensed as telecommunications service providers under the Indian Telegraph Act of 1885. While we are required to provide tower space on a non-discriminatory basis, we may negotiate mutually agreeable terms and conditions with such service providers. As a condition to the IP-I, the Indian government has the right to take over our infrastructure in the case of emergency or war.

In all countries where we operate, we are subject to zoning restrictions and restrictive covenants imposed by local authorities or community developers. These regulations vary greatly, but typically require tower owners and/or our tenants to obtain approval from local authorities or community standards organizations prior to tower construction or the addition of a new antenna to an existing tower. Local zoning authorities and community residents often oppose construction in their communities, which can delay or prevent new tower construction, new antenna installation or site upgrade projects, thereby limiting our ability to respond to customer demand. In addition, zoning regulations can increase costs associated with new tower construction and the addition of new antennas to a site. Existing regulatory policies may adversely affect the associated timing or cost of such projects and additional regulations may be adopted that cause delays or result in additional costs to us. These factors could materially and adversely affect our construction activities and operations. In the United States, the Telecommunications Act of 1996 limits state and local zoning authorities by prohibiting any action that would discriminate between different providers of wireless services or ban altogether the construction, modification or placement of communications towers. It also prohibits state or local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations.

In addition, our tenants, both domestic and international, may be subject to new regulatory policies from time to time that may materially and adversely affect the demand for communications sites.

Environmental Matters. Our domestic and international operations, like those of other companies engaged in similar businesses, are subject to various national, state and local environmental laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials, and wastes, and the siting of our towers. As an owner, lessee and/or operator of real property and facilities, we may have liability under environmental laws for the costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous substances or waste. Certain of these laws impose cleanup responsibility and liability without regard to whether we, as the owner, lessee or operator, knew of, or were responsible for, the contamination, and whether or not we have discontinued operations or sold the property. We may also be subject to common law claims by third parties based on damages and costs resulting from off-site migration of contamination. We, and our customers, may be required to obtain permits, pay additional property taxes, comply with regulatory requirements, and make certain informational filings related to hazardous substances and devices used to provide power such as batteries, generators and fuel at our sites. Violations of these types of regulations could subject us to fines or criminal sanctions.

Additionally, in the United States, before constructing a new tower or adding a new antenna to an existing site, we must review and evaluate the impact of the action to determine whether it may significantly affect the environment and we must disclose any significant impacts in an environmental assessment. If a tower or new antenna might have a material adverse impact on the environment, FCC approval of the tower or antenna could be significantly delayed.

Health and Safety. In the United States and in other countries where we operate, we are subject to various national, state and local laws regarding employee health and safety, including protection from radio frequency exposure.

Competition and Customer Demand

Rental and Management Segments

Our rental and management segments compete with other international, national and regional tower companies, primarily Crown Castle International Corp. and SBA Communications Corporation in the United States and Indus Towers in India, as well as wireless carriers and broadcasters that own and operate their own communications site networks and lease space to third parties, numerous independent tower owners and the owners of non-communications sites, including rooftops, utility towers, water towers and other alternative structures. We believe that site location and capacity, network density, price and quality of service have been and will continue to be significant competitive factors affecting owners, operators and managers of communications sites.

Customer demand is also affected by the emergence and growth of new technologies. Technologies that make it possible for wireless carriers to increase the capacity and efficiency of their existing networks could reduce customer demand for our communications sites. The increased use of spectrally efficient air access technologies, which potentially can relieve some network capacity problems, could reduce the demand for tower-based antenna space. Additionally, certain complementary network technologies, such as femtocells, could offload a portion of network traffic away from the traditional tower-based networks, which could reduce the need for carriers to add more equipment at certain communications sites.

In addition, any increase in the use of network sharing, roaming or resale arrangements by wireless service providers also could adversely affect customer demand for leasing tower space. These arrangements, which are essentially extensions of traditional roaming agreements, enable a provider to adequately serve its tenants outside its license area, to give licensed providers the right to enter into arrangements to serve overlapping license areas, and to permit non-licensed providers to enter the wireless marketplace. Consolidation among wireless carriers could similarly impact customer demand for our communications sites, because the existing networks of wireless carriers often overlap. In addition, if wireless carriers share their sites or swap their sites with other carriers to a significant degree, it could reduce demand for our communications sites.

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

We believe that we compete favorably as to the key competitive factors relating to our domestic and international rental and management and network development services segments.

Employees

As of December 31, 2010, we employed 1,729 full-time individuals and consider our employee relations to be satisfactory.

Available Information

Our Internet website address is www.americantower.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider information contained on our website as part of this Annual Report. You may access, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), through the Investors portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

We have adopted a written Code of Conduct that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The Code of Conduct, our corporate governance guidelines, and the charters of the audit, compensation, and nominating and corporate governance committees of our Board of Directors are available at the “Investors” portion of our website. In the event we amend the provisions of our Code of Conduct, or provide any waivers under the Code of Conduct for our directors or executive officers, we intend to disclose these events on our website as required by the regulations of the New York Stock Exchange and applicable law.

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

Many of the factors affecting the demand for our communications sites, and to a lesser extent our network development services, could materially and adversely affect our operating results. Those factors include:

•	a decrease in consumer demand for wireless services due to general economic conditions or other factors;

•	the financial condition of wireless service providers;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures on network infrastructure;

•	the growth rate of wireless communications or of a particular wireless segment;

•	governmental licensing of spectrum;

•	mergers or consolidations among wireless service providers;

•	increased use of network sharing, roaming or resale arrangements by wireless service providers;

•	delays or changes in the deployment of next generation wireless technologies;

•	zoning, environmental, health or other government regulations or changes in the application and enforcement thereof; and

•	technological changes.

Any downturn in the economy or disruption in the financial and credit markets could impact consumer demand for wireless services. If wireless service subscribers significantly reduce their minutes of use, or fail to widely adopt and use wireless data applications, our wireless service provider tenants could experience a decrease in demand for their services. As a result, they may scale back their business plans or otherwise reduce their spending, which could materially and adversely affect leasing demand for our communications sites and our network development services business, which could have a material adverse effect on our business, results of operations and financial condition.

Furthermore, the demand for broadcast space in the United States and Mexico depends on the needs of television and radio broadcasters. Among other things, technological advances, including the development of satellite-delivered radio and video services, may reduce the need for tower-based broadcast transmission. In addition, any significant increase in attrition rate or decrease in overall demand for broadcast space could have a material adverse effect on our business, results of operations and financial condition.

If our tenants consolidate or merge with each other to a significant degree, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected.

Significant consolidation among our tenants may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ networks may be redundant, and a reduction in future capital expenditures in the aggregate, because these tenants’ expansion plans may be similar. For example, in connection with the combinations of Verizon Wireless and ALLTEL (to form Verizon Wireless), Cingular and AT&T Wireless (to form AT&T Mobility) and Sprint PCS and Nextel (to form Sprint Nextel) in the United States, and of Iusacell Celular and Unefon (now under the common ownership of Grupo Iusacell) in Mexico, the combined companies either rationalized or have announced plans to rationalize duplicative parts of their networks, which may result in the decommissioning of certain equipment on our communications sites. We would expect a similar outcome in India if the anticipated consolidation of certain tenants occurs. In addition, certain combined companies have undergone or are currently undergoing a modernization of their networks, and these and other tenants could determine not to renew leases with us as a result. Our future results may be negatively impacted if a significant number of these leases are terminated, and our ongoing contractual revenues would be reduced as a result. Similar consequences might occur if wireless service providers engage in extensive sharing, roaming or resale arrangements as an alternative to leasing on our communications sites.

New technologies or changes in a tenant’s business model could make our tower leasing business less desirable and result in decreasing revenues.

The development and implementation of new technologies designed to enhance the efficiency of wireless networks or changes in a tenant’s business model could reduce the need for tower-based wireless services, have the effect of decreasing demand for tower space, or reduce obtainable lease rates. Examples of such technologies include spectrally efficient air access technologies which potentially can relieve some network capacity problems and could reduce the demand for tower-based antenna space. Additionally, certain complementary network technologies, such as femtocells, could offload a portion of network traffic away from the traditional tower-based networks, which would reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of wireless communication, radio and video services by direct broadcast satellites could materially and adversely affect demand for our antenna space. The development and implementation of any of these and similar technologies to any significant degree or changes in a tenant’s business model could have a material adverse effect on our business, results of operations and financial condition.

Our expansion initiatives may disrupt our operations or expose us to additional risk if we are not able to successfully integrate operations, assets and personnel.

As we continue to acquire communications sites in our existing markets and expand into new markets, we are subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, assumed liabilities and the diversion of managerial attention due to acquisitions. Achieving the benefits of acquisitions depends in part on integrating operations, communications tower portfolios and personnel in a timely and efficient manner. Integration may be difficult and unpredictable for many reasons, including, among other things, differing systems and processes, potential cultural differences, and conflicting policies, procedures and operations. In addition, the integration of businesses may significantly burden management and our internal resources.

Furthermore, our international expansion initiatives are subject to additional risks such as complex laws, regulations and business practices that may require additional resources and personnel, as well as those risks described below in “—Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.” Although we generally focus our international efforts in countries with relatively stable political and macroeconomic environments, we are subject to several factors outside our control, and our expansion initiatives may not succeed and may materially and adversely affect our business, results of operations and financial condition.

We could suffer adverse tax or other financial consequences if taxing authorities do not agree with our tax positions.

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

If we are unable to utilize our net operating losses, we may be required to make significant payments or adjustments.

We have significant deferred tax assets related to our net operating losses (“NOLs”) in U.S. federal and state taxing jurisdictions. Generally, for U.S. federal and state tax purposes, NOLs can be carried forward and used for up to twenty years, and the tax years will remain subject to examination until three years after the applicable NOLs are used or expire. We may be limited in our ability to utilize NOLs obtained through acquisitions.

To the extent we believe that a NOL is not more likely than not to be utilized, we establish a valuation allowance against the deferred tax asset related to the NOL. Our ability to utilize our NOLs is dependent upon us having sufficient future earnings to utilize our NOLs before they expire. If market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize our NOLs, we could be required to record an additional valuation allowance. We review our valuation allowances for our NOLs periodically and make adjustments as needed, which can result in an increase or decrease to the net deferred tax asset related to our NOLs. Our NOLs are also subject to review and potential disallowance upon audit by the taxing authorities of the jurisdictions where the NOLs were incurred, and future changes in tax laws or interpretations of such tax laws could materially limit our ability to utilize our NOLs. If we are unable to use our NOLs or the use of our NOLs is limited, we may have to make significant payments or otherwise record charges or reduce our deferred tax assets, which could have a material adverse effect on our business, results of operations and financial condition.

As we review our tax strategy and assess the utilization of our federal and state NOLs, we are actively considering an election to a REIT for U.S. federal and, where applicable, state income tax purposes. We may make the determination to elect REIT status for the taxable year beginning January 1, 2012, as early as the second half of 2011, subject to the approval of our board of directors, although there is no certainty as to the timing of a REIT election or whether we will make a REIT election at all. If we elect REIT status and we fail to qualify as a REIT for any tax year after such election is effective (and certain relief provisions are not available to us), or we choose not to do so or revoke or otherwise terminate such election, we would be taxed as a regular corporation and may be subject to a higher cash tax burden, which could have a material adverse effect on our business, results of operations and financial condition.

Due to the long-term expectations of revenue growth from tenant leases, we are sensitive to changes in the creditworthiness and financial strength of our tenants.

Due to the long-term nature of our tenant leases, we, like others in the tower industry, depend on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. In the past, we have had tenants that have filed for bankruptcy, although to date these bankruptcies have not had a material adverse effect on our business or revenues. In addition, many of our tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures, and the downturn in the economy and the disruptions in the financial and credit markets have periodically made it more difficult and more expensive to raise capital. If our tenants or potential tenants are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our communications sites and our network development services business. If, as a result of a prolonged economic downturn or otherwise, one or more of our significant tenants experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and an impairment on our deferred rent asset, tower asset, network location intangible asset, customer relationship intangible asset or customer base intangible asset. In addition, it could result in the loss of significant tenants and all or a portion of our anticipated lease revenues from certain tenants, all of which could have a material adverse effect on our business, results of operations and financial condition. For example, as discussed below in “—Risk Factors—A substantial portion of our revenue is derived from a small number of customers,” Iusacell has been engaged in a refinancing of a majority of its U.S. Dollar denominated debt.

Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.

Our international business operations and our expansion into new markets in the future could result in adverse financial consequences and operational problems not typically experienced in the United States. For the year ended December 31, 2010, approximately 19% of our consolidated revenue was generated by our international operations. We anticipate that our revenues from our international operations will grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	laws and regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•	changes to existing or new tax laws directed specifically at the ownership and operation of communications sites, or our international acquisitions, which may be applied and enforced retroactively;

•	expropriation and governmental regulation restricting foreign ownership;

•	possible failure to comply with anti-bribery laws such as the Foreign Corrupt Practices Act and similar local anti-bribery laws; and

•	uncertainties regarding legal or judicial systems, including inconsistencies between and within laws, regulations and decrees, and judicial application thereof, which may be enforced retroactively.

In our international operations, many of our tenants are subsidiaries of global telecommunications companies. These subsidiaries may not have the explicit or implied financial support of their parent entities.

In addition, we face risks associated with changes in foreign currency exchange rates, including those arising from our operations, investments and financing transactions related to our international business. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts. Our revenues earned from our international operations are primarily denominated in the respective local currencies. We have not historically engaged in significant currency hedging activities relating to our non-U.S. Dollar operations, and a weakening of these foreign currencies against the U.S. Dollar would have a negative impact on our reported revenues and operating profits, which could have a material adverse effect on our business, results of operations and financial condition.

We anticipate that we may need additional financing to fund future growth and expansion initiatives, to refinance our existing indebtedness and to fund our stock repurchase program.

In order to fund future growth and expansion initiatives, refinance our existing indebtedness and fund our stock repurchase program, we may need to raise additional capital through financing activities. We believe our cash provided by operations for the year ending December 31, 2011 will sufficiently fund our cash needs for operations, capital expenditures and cash debt service (interest and principal repayments) obligations for 2011. However, we anticipate that we may need to obtain additional sources of capital in the future to fund growth initiatives and to support additional return of capital to stockholders. If so, depending on market conditions, we may seek to raise capital through credit facilities or debt or equity offerings. Additionally, a downgrade of our credit rating below investment grade could negatively impact our ability to access credit markets or preclude us from obtaining funds on investment grade terms and conditions. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund our future growth and expansion initiatives, refinance our existing indebtedness or fund our stock repurchase program.

A substantial portion of our revenue is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of customers. For the year ended December 31, 2010, four customers accounted for approximately 74% of our domestic rental and management segment revenue; and four customers accounted for approximately 58% of our international rental and management segment revenue. If any of these customers is unwilling or unable to perform its obligations under our agreements with it, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our customers, generally regarding the interpretation of terms in our leases. Although we have historically resolved these disputes in a manner that did not have a material adverse effect on us or our customer relationships, it is possible that such disputes could lead to a termination of our leases with customers or a material modification of the terms of those leases, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable customer could be terminated or damaged, which could lead to decreased revenues or increased costs, resulting in a corresponding adverse effect on our business, results of operations and financial condition.

Our largest international customer is Iusacell, which is the brand name under which a group of companies controlled by Grupo Iusacell, S.A. de C.V. (“Grupo Iusacell”) operates. Iusacell represented approximately 4% of our total revenue for the year ended December 31, 2010. Grupo Iusacell has been engaged in a refinancing of a majority of its U.S. Dollar denominated debt, and in connection with this process, two of the legal entities of the group, including Grupo Iusacell, voluntarily filed for a pre-packaged Concurso Mercantil (a process substantially equivalent to Chapter 11 of U.S. Bankruptcy Law) with the backing of a majority of their financial creditors in December 2010. As of December 31, 2010, Iusacell notes receivable, net, and related assets (which include financing lease commitments and a deferred rent asset that are primarily long-term in nature) were $19.7 million and $51.2 million, respectively. If Grupo Iusacell is unable to restructure its U.S. Dollar denominated debt, it may not be able to meet its operating obligations, including making payments to us in the future, which could have a material adverse effect on our business and results of operations.

Increasing competition in the tower industry may create pricing pressures that may materially and adversely affect us.

Our industry is highly competitive, and our tenants have numerous alternatives for leasing antenna space. Some of our competitors, such as wireless carriers that allow collocation on their towers, are larger and may have greater financial resources than we do, while other competitors may have lower return on investment criteria than we do.

Competitive pricing pressures for tenants on towers from these competitors could materially and adversely affect our lease rates and services income. In addition, we may not be able to renew existing tenant leases or enter into new tenant leases, resulting in a material adverse impact on our results of operations and growth rate. Increasing competition could also make the acquisition of high quality tower assets more costly. Any of these factors could materially and adversely affect our business, results of operations or financial condition.

Our business is subject to government regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

Our business, and that of our tenants, is subject to federal, state, local and foreign regulation. In certain jurisdictions these regulations could be applied or enforced retroactively. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site, or site upgrades, thereby limiting our ability to respond to customer demands and requirements. Existing regulatory policies may materially and adversely affect the associated timing or cost of such projects and additional regulations may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could materially and adversely affect our business, results of operations and financial condition. For more information regarding the regulations we are subject to, please see Item 1 of this Annual Report under the caption “Regulatory Matters.”

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

As discussed in note 16 to our consolidated financial statements included in this Annual Report, our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. We may not have the required available capital to exercise our right to purchase leased or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of such towers may not exceed the associated acquisition, compliance and integration costs, and our business, results of operations or financial condition could be materially and adversely affected.

If we are unable to protect our rights to the land under our towers, it could adversely affect our business and operating results.

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. Approximately 85% of the communications sites in our portfolio as of December 31, 2010 are located on land we lease, but do not own. Approximately 86% of the ground leases for these sites have a final expiration date of 2020 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

Our leverage and debt service obligations may materially and adversely affect us.

As of December 31, 2010, we had approximately $5.6 billion of consolidated debt, and the ability to borrow additional amounts of approximately $917.7 million under our $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”). Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to, our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to draw down on our Revolving Credit Facility, obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would increase our total leverage.

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

•	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete;

•	limiting our ability to repurchase our Class A common stock (“Common Stock”); and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that may have better access to capital resources.

Restrictive covenants in the loan agreement related to our Securitization, the loan agreement for the Revolving Credit Facility and Term Loan and the indentures governing our debt securities could materially and adversely affect our business by limiting flexibility.

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

The loan agreement for the Revolving Credit Facility and the additional $325.0 million of term loan commitments (“Term Loan”) contain restrictive covenants, as well as requirements to comply with certain leverage and other financial maintenance tests, and thus require that we limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness, paying dividends or other distributions to shareholders, and engaging in various types of transactions, including mergers, acquisitions and sales of assets. Additionally, our indentures restrict our and our subsidiaries’ ability to incur liens securing our or their indebtedness. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities.

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

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state, local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As the owner, lessee or operator of real property and facilities, we may be liable for substantial costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of, or were responsible for, the contamination. We may also be liable for certain costs of remediating contamination at third party sites to which we sent waste for disposal, even if the original disposal may have complied with all legal requirements at the time. Many of these laws and regulations contain information reporting and record keeping requirements. We cannot assure you that we are at all times in complete compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. In certain jurisdictions these laws and regulations could be applied or enforced retroactively. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, results of operations and financial condition.

Our towers or data centers may be affected by natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage.

Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen damage. Any damage or destruction to our towers or data centers as a result of these or other events would impact our ability to provide services to our tenants and could materially and adversely impact our results of operation or financial condition. While we maintain insurance coverage for natural disasters, we may not have adequate insurance to cover the associated costs of repair or reconstruction for a major future event. Further, we carry business interruption insurance, but such insurance may not adequately cover all of our lost revenues, including potential revenues from new tenants that could have been added to our towers but for the damage. If we are unable to provide services to our tenants as a result of damage to our towers, it could lead to customer loss, resulting in a corresponding material adverse effect on our business, results of operations or financial condition.

Our costs could increase and our revenues could decrease due to perceived health risks from radio emissions, especially if these perceived risks are substantiated.

Public perception of possible health risks associated with cellular and other wireless communications technology could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks could slow the market acceptance of wireless communications services and increase opposition to the development and expansion of tower sites. The potential connection between radio frequency emissions and certain negative health effects has been the subject of substantial study by the scientific community in recent years, and numerous health-related lawsuits have been filed against wireless carriers and wireless device manufacturers. If a scientific study or court decision resulted in a finding that radio frequency emissions pose health risks to consumers, it could negatively impact the market for wireless services, as well as our tenants, which could materially and adversely affect our business, results of operations or financial condition. We do not maintain any significant insurance with respect to these matters.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal offices are located in Boston, Southborough and Woburn, Massachusetts; Atlanta, Georgia; Cary, North Carolina; Mexico City, Mexico; Sao Paulo, Brazil; Delhi and Mumbai, India; Lima, Peru; and Bogota, Colombia. Details of each of these offices are provided below:

Country	Function	Size (square feet)	Property Interest
Boston, MA	Corporate Headquarters and American Tower International Headquarters	30,000	Leased

Southborough, MA	Information Technology Data Center	24,300	Leased

Woburn, MA	US Tower Division Headquarters, Lease Administration, Site Leasing Management and Broadcast Division Headquarters	64,100	Owned	(1)

Atlanta, GA	US Tower Division, Accounting Services, New Site Development and Site Operations Headquarters	21,400	Leased

Cary, NC	US Tower Division, DAS Solutions and Structural Engineering Services Headquarters	20,500	Leased

Mexico City, Mexico	Mexico Headquarters	11,300	Leased

Sao Paulo, Brazil	Brazil Headquarters	8,800	Leased	(2)

Delhi, India	India Headquarters	7,200	Leased

Mumbai, India	India Operations Center	16,900	Leased	(3)

Lima, Peru	Peru Headquarters	2,400	Leased

Bogota, Colombia	Colombia Headquarters	4,000	Leased

(1)	Our Woburn facility is approximately 163,000 square feet. Currently, our offices occupy approximately 64,100 square feet. An additional 27,500 square feet is being renovated for our use and we plan to occupy this space in 2011. We lease the remaining space to unaffiliated tenants.

(2)	We lease two office spaces in Sao Paulo that together occupy an aggregate of approximately 8,800 square feet.

(3)	We lease two office spaces in Mumbai that together occupy an aggregate of approximately 16,900 square feet.

In addition to the principal offices set forth above, we maintain offices in the geographic areas we serve through which we operate our tower leasing and services businesses, as well as maintain offices to pursue international business development initiatives. We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.

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

•

A lattice tower typically tapers from the bottom up and usually has three or four legs. A lattice tower can reach heights of up to 1,000 feet. Depending on the height of the tower, a lattice tower site for a typical wireless communications tower can consist of a tract of land of 10,000 square feet for a rural site or fewer than 2,500 square feet for a metropolitan site.

•

A monopole is a tubular structure that is used primarily to address space constraints or aesthetic concerns. Monopoles typically have heights ranging from 50 to 200 feet. A monopole tower site used in metropolitan areas for a typical wireless communications tower can consist of a tract of land of fewer than 2,500 square feet.

Of the approximately 35,000 communications sites in our portfolio as of December 31, 2010, approximately 85% are located on land we lease, but do not own. Ground leases for land underlying our towers generally have an initial term of five years with three or four additional automatic renewal periods of five years, for a total of twenty to twenty-five years. As a result, approximately 86% of the ground agreements for our sites have a final expiration date of 2020 and beyond.

ITEM 3.	LEGAL PROCEEDINGS

During the year ended December 31, 2006, we received a letter of informal inquiry from the SEC Division of Enforcement requesting documents and other information related to our stock option grants and stock option practices. On December 17, 2010, the SEC notified us that it did not intend to recommend any enforcement action.

One of our subsidiaries, SpectraSite Communications, Inc. (“SCI”), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was sold in 2002, prior to our merger with SCI’s parent in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for us is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have the necessary jurisdiction over SCI. Following several decisions by Mexican appellate courts, including the Supreme Court of Mexico, and related appeals by both parties, an intermediate appellate court issued a new decision that would, if enforceable, reimpose liability on SCI in September 2010. In its decision, the intermediate appellate court identified potential damages of approximately $6.7 million, and on October 14, 2010, we filed a new constitutional appeal to again dispute the decision. As a result, at this stage of the proceeding, we are unable to determine whether the liability imposed on SCI by the September 2010 decision will survive or to estimate our share, if any, of that potential liability if the decision survives the pending appeal.

On June 3, 2010, Horse-Shoe Capital (“Horse-Shoe”), a company formed under the laws of the Republic of Mauritius, filed a complaint in the Supreme Court of the State of New York, New York County, with respect to Horse-Shoe’s sale of XCEL Telecom Private Limited (“XCEL”) to American Tower Mauritius (“AT Mauritius”), our wholly-owned subsidiary formed under the laws of the Republic of Mauritius. The complaint names AT Mauritius, ATI and us as defendants, and the dispute concerns the timing and amount of distributions to be made by AT Mauritius to Horse-Shoe from a $7.5 million holdback escrow account and a $15.7 million tax escrow account, each established by the transaction agreements at the closing of the transaction. The complaint seeks release of the entire holdback escrow account, plus an additional $2.8 million, as well as the release of approximately $12.0 million of the tax escrow account. The complaint also seeks punitive damages in excess of $69.0 million. We filed an answer to the complaint in August 2010, disputing both the amounts alleged to be owed under the escrow agreements as well as the timing of the escrow distributions. We also asserted in our answer that the demand for punitive damages is meritless. The parties filed cross-motions for summary judgment concerning the release of the tax escrow account and in January 2011, the court granted our motion for summary judgment, finding no obligation for us to release the disputed portion of the tax escrow until 2013. Other claims remain pending. We are vigorously defending the lawsuit.

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

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents reported quarterly high and low per share sale prices of our Common Stock on the New York Stock Exchange (“NYSE”) for the years 2010 and 2009.

2010	High	Low
Quarter ended March 31	$44.61	$40.10
Quarter ended June 30	45.33	38.86
Quarter ended September 30	52.11	43.70
Quarter ended December 31	53.14	49.61

2009	High	Low
Quarter ended March 31	$32.53	$25.45
Quarter ended June 30	34.52	27.93
Quarter ended September 30	37.71	29.89
Quarter ended December 31	43.84	35.03

On February 11, 2011, the closing price of our Common Stock was $56.73 per share as reported on the NYSE. As of February 11, 2011, we had 397,612,895 outstanding shares of Common Stock and 463 registered holders.

Dividends

We have not historically paid a dividend on our Common Stock. Payment of dividends in the future, when, as and if authorized by our board of directors, would depend upon many factors, including our earnings and financial condition, restrictions under applicable law and our current and future loan agreements, our debt service requirements, our capital expenditure requirements and other factors that our board of directors may deem relevant from time to time, including the potential determination to elect REIT status. In addition, the loan agreement for our Revolving Credit Facility and Term Loan contain covenants that generally restrict our ability to pay dividends unless certain financial covenants are satisfied.

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

The following graph compares the cumulative total stockholder return on our Common Stock with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Telecommunications Equipment Index. The performance graph assumes that on December 31, 2005, $100 was invested in each of our Common Stock, the S&P 500 Index and the Dow Jones U.S. Telecommunications Equipment Index. The cumulative return shown in the graph assumes reinvestment of all dividends. The performance of our Common Stock reflected below is not necessarily indicative of future performance.

	Cumulative Total Returns
	12/05	12/06	12/07	12/08	12/09	12/10
American Tower Corporation	$100.00	$137.56	$157.20	$108.19	$159.45	$190.55
S&P 500 Index	100.00	115.80	122.16	76.96	97.33	111.99
Dow Jones U.S. Telecommunications Equipment Index	100.00	116.46	120.28	71.50	107.84	111.39

Issuer Purchases of Equity Securities

During the three months ended December 31, 2010, we repurchased 1,460,682 shares of our Common Stock for an aggregate of $74.6 million, including commissions and fees, pursuant to our publicly announced stock repurchase program, as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in millions)
October 2010	722,890	$50.76	722,890	$369.1
November 2010	400,692	$51.81	400,692	$348.3
December 2010	337,100	$50.89	337,100	$331.1

Total Fourth Quarter	1,460,682	$51.08	1,460,682	$331.1

(1)	Repurchases made pursuant to the $1.5 billion stock repurchase program approved by our Board of Directors in February 2008 (the “Buyback”). Under this program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

Subsequent to December 31, 2010, we repurchased 1,122,481 shares of our Common Stock for an aggregate of $58.0 million, including commissions and fees, pursuant to the Buyback. As of February 11, 2011, we had repurchased a total of 30.9 million shares of our Common Stock for an aggregate of $1.2 billion, including commissions and fees pursuant to the Buyback. We expect to continue to manage the pacing of the remaining $273.1 million under the Buyback in response to general market conditions and other relevant factors.

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

Year-over-year comparisons are significantly affected by our acquisitions, dispositions and, to a lesser extent, construction of towers.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Statements of Operations Data:
Revenues:
Rental and management	$1,936,373	$1,668,420	$1,547,035	$1,425,975	$1,294,068
Network development services	48,962	55,694	46,469	30,619	23,317

Total operating revenues	1,985,335	1,724,114	1,593,504	1,456,594	1,317,385

Operating expenses:
Cost of operations (exclusive of items shown separately below)
Rental and management	447,629	383,990	363,024	343,450	332,246
Network development services	26,957	32,385	26,831	16,172	11,291
Depreciation, amortization and accretion(1)	460,726	414,619	405,332	522,928	528,051
Selling, general, administrative and development expense	229,769	201,694	180,374	186,483	159,324
Other operating expenses	35,876	19,168	11,189	9,198	2,572

Total operating expenses	1,200,957	1,051,856	986,750	1,078,231	1,033,484

Operating income	784,378	672,258	606,754	378,363	283,901
Interest income, TV Azteca, net	14,212	14,210	14,253	14,207	14,208
Interest income	5,024	1,722	3,413	10,848	9,002
Interest expense	(246,018)	(249,803)	(253,584)	(235,824)	(215,643)
Loss on retirement of long-term obligations	(1,886)	(18,194)	(4,904)	(35,429)	(27,223)
Other income	315	1,294	5,988	20,675	6,619

Income before income taxes and income on equity method investments	556,025	421,487	371,920	152,840	70,864
Income tax provision	(182,489)	(182,565)	(135,509)	(59,809)	(41,768)
Income on equity method investments	40	26	22	19	26

Income from continuing operations	373,576	238,948	236,433	93,050	29,122
Income (loss) from discontinued operations	30	8,179	110,982	(36,396)	(854)

Net income	373,606	247,127	347,415	56,654	28,268
Net income attributable to noncontrolling interest	(670)	(532)	(169)	(338)	(784)

Net income attributable to American Tower Corporation	$372,936	$246,595	$347,246	$56,316	$27,484

Basic income per common share from continuing operations attributable to American Tower Corporation(2)	$0.93	$0.60	$0.60	$0.22	$0.06
Diluted income per common share from continuing operations attributable to American Tower Corporation(2)	$0.92	$0.59	$0.58	$0.22	$0.06

Weight average common shares outstanding(2)
Basic	401,152	398,375	395,947	413,167	424,525

Diluted	404,072	406,948	418,357	426,079	436,217

Other Operating Data:
Ratio of earnings to fixed charges(3)	2.65x	2.27x	2.12x	1.50x	1.25x

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash)(4)	$959,935	$295,129	$194,943	$86,807	$281,264
Property and equipment, net	3,623,835	3,169,623	3,022,636	3,045,186	3,218,124
Total assets	10,368,014	8,519,931	8,211,665	8,130,457	8,613,219
Long-term obligations, including current portion	5,587,388	4,211,581	4,333,146	4,285,284	3,543,016
Total American Tower Corporation stockholders’ equity	3,501,444	3,315,082	2,991,322	3,022,092	4,384,916

(1)	In 2008, we completed a review of the estimated useful lives of our tower assets. Based upon this review, we revised the estimated useful lives of our towers and certain related intangible assets, primarily our network location intangible assets, from our historical estimate of 15 years to a revised estimate of 20 years. We accounted for this change as a change in estimate which was accounted for prospectively, effective January 1, 2008. For the year ended December 31, 2008, the change resulted in a reduction in depreciation and amortization expense of approximately $121.2 million and an increase in net income of approximately $74.4 million.

(2)	Basic income per common share from continuing operations represents income from continuing operations divided by the weighted average number of common shares outstanding during the period. Diluted income per common share from continuing operations represents income from continuing operations divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options and warrants, as determined under the treasury stock method, and upon conversion of our convertible notes, as determined under the if-converted method.

(3)	For the purpose of this calculation, “earnings” consists of income from continuing operations before income taxes, income on equity method investments and fixed charges (excluding interest capitalized and amortization of interest capitalized). “Fixed charges” consist of interest expense, including amounts capitalized, amortization of debt discount and related issuance costs and the component of rental expense associated with operating leases believed by management to be representative of the interest factor thereon. We had an excess in earnings to fixed charges in each period as follows (in thousands):2010–$557,833; 2009–$423,743; 2008–$373,842; 2007- $155,462; and 2006–$72,813.

(4)	As of December 31, 2010, 2009, 2008 and 2007, includes approximately $76.0 million, $47.8 million, $51.9 million and $53.7 million, respectively, in restricted funds pledged as collateral to secure obligations and cash that is otherwise limited by contractual provisions. As of December 31, 2006, amount includes cash and cash equivalents only.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follow are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure in our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our consolidated financial statements herein and the accompanying notes thereto, and the information set forth under the caption “Critical Accounting Policies and Estimates” beginning on page 40.

Management focuses on segment gross margin and segment operating profit as a means to measure operating performance in our business segments. We define segment gross margin as segment revenue less segment operating expenses excluding: depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expense. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the rental and management segments also include interest income, TV Azteca, net (see note 18 to our consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), net income attributable to noncontrolling interest, income (loss) on equity method investments, income taxes and discontinued operations.

Executive Overview

Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. We refer to this business as our rental and management operations, which accounted for approximately 98% of our total revenues for the year ended December 31, 2010. Increased expansion activity in international markets and changes to our organizational structure have led us to separately disclose our rental and management operations in two reportable segments: domestic rental and management and international rental and management. Through our network development services segment, we also offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites. Accordingly, our continuing operations are now reported in three segments, domestic rental and management, international rental and management and network development services.

The majority of our tenant leases with wireless carriers are typically for an initial non-cancellable term of five to ten years, with multiple five-year renewal terms thereafter. Accordingly, nearly all of the revenue generated by our rental and management operations as of the end of December 2010 is recurring revenue that we should continue to receive in future periods. As of December 31, 2010, we had approximately $13.5 billion of non-cancellable tenant lease revenue, absent the impact of straight-line lease accounting. In addition, most of our tenant leases have provisions that periodically increase the rent due under the lease. These contractual rent escalations are typically annual and based on a fixed percentage (generally three to five percent), inflation, or a fixed percentage plus inflation. Revenue generated by rent increases based on fixed escalation clauses is recognized on a straight-line basis over the non-cancellable term of the applicable agreement. We also routinely seek to extend our tenant leases with our tenants, which increases the non-cancellable term of the lease and creates incremental growth in our revenues.

The revenues generated by our rental and management operations may also be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multi-year contracts, which typically may not be cancelled or, in some instances, may be cancelled only upon payment of a termination fee. Accordingly, revenue lost from either cancellations of leases at the end of their terms or rent negotiations historically have not had a material adverse effect on the revenues generated by our rental and management operations. During the year ended December 31, 2010, loss of annual revenue from tenant lease cancellations or renegotiations represented less than 3% of our rental and management operations revenues.

Rental and Management Operations Revenue Growth. The primary factors affecting the consistent incremental growth in our revenues and cash flows for our domestic and international rental and management segments are:

•	Recurring revenues from tenant leases generated from sites which existed in our portfolio as of the beginning of the prior year period (“legacy sites”);

•	Contractual rent escalations on existing tenant leases, net of cancellations;

•	New revenue generated from leasing additional space on our legacy sites; and

•	New revenue generated from new sites acquired or constructed since the beginning of the prior year period (“new sites”).

We continue to believe that our site leasing revenue is likely to increase due to the growing use of wireless communications services and our ability to meet that demand by adding new tenants and new equipment for existing tenants on our legacy sites, which increases the utilization and profitability of our sites. In addition, we believe the majority of our site leasing activity will continue to come from wireless broadband service providers. Our legacy site portfolio and our established tenant base provide us with new business opportunities, which have historically resulted in consistent and predictable organic revenue growth. In addition, we intend to continue to supplement the organic growth on our legacy sites by selectively developing or acquiring new sites in our existing and new markets where we can achieve our return on investment criteria.

Rental and Management Operations Organic Revenue Growth. Consistent with our strategy to increase the utilization and return on investment of our legacy sites, our objective is to add new tenants and new equipment for existing tenants on our legacy sites. Our ability to lease additional space on our sites is a function of the rate at which wireless carriers deploy capital to improve and expand their wireless networks and, to a lesser extent, the location of and available capacity on our existing sites. This rate, in turn, is influenced by the growth of wireless communications services and related infrastructure needs, the financial performance of our tenants and their access to capital, and general economic conditions. Key trends within each market that we serve provide opportunities for organic revenue growth.

•

Domestic. The majority of wireless subscribers in the United States currently utilize 3G technology based handsets, for both voice and data applications. As a result of the rapid subscriber adoption of wireless data applications, wireless service providers continue to invest in their 3G networks by adding new cell sites as well as additional equipment to their existing cell sites. This level of wireless communications services growth has produced consistent levels of annual wireless carrier capital investment and as a result, we have experienced consistent demand for our communications sites.

In addition, wireless service providers in the United States continue to pursue new avenues for growth, such as deploying 4G technology based wireless networks to provide higher speed data services and enable fixed broadband substitution. As wireless service providers begin to deploy 4G wireless networks, we expect them to overlay 4G equipment across their existing networks of communications sites, resulting in additional revenue. Subsequent to the initial deployment and based on actual subscriber demand, we expect providers to add additional equipment and new communications sites to improve the coverage and capacity of their 4G wireless networks as subscribers transition from 3G handsets. In connection with consistent levels of annual wireless carrier capital investment, this technology migration path has historically provided consistent demand for our communications sites as our tenants migrate their networks from one technology to the next to remain competitive.

•

International. In general, our international markets are less advanced with respect to the current technologies deployed for wireless services. As a result, demand for our communications sites is driven by continued voice network investments, new market entrants and initial 3G data network deployments. For example, in India, nationwide voice networks continue to be deployed as wireless service providers are beginning their initial investments in 3G data networks, as a result of recent spectrum auctions. In Mexico and Brazil, where nationwide voice networks have been deployed, some incumbent wireless service providers continue to invest in their 3G data networks, and recent spectrum auctions have enabled other incumbent wireless service providers and new market entrants to begin their initial investments in 3G data networks. In markets such as Chile and Peru, recent spectrum auctions have attracted new market entrants, who are expected to begin their investment in deploying nationwide voice and 3G data networks. We believe demand for our tower sites will continue in our international markets as wireless service providers seek to remain competitive by increasing the coverage of their networks while also investing in next generation data networks.

Rental and Management Operations New Site Revenue Growth. During the year ended December 31, 2010, we grew our portfolio of communications sites through acquisitions and construction activities, including the acquisition and construction of approximately 7,800 sites. We continue to evaluate opportunities to acquire larger communications site portfolios, both domestically and internationally, that we believe we can effectively integrate into our existing portfolio.

New Sites (Acquired or Constructed)	2010	2009	2008
Domestic	947	528	160
International(1)	6,865	3,022	801

(1)	The majority of sites acquired or constructed internationally during 2010 and 2009 were in India and our newly launched operations in Chile, Colombia and Peru.

Network Development Services Segment Revenue Growth. As we continue to focus on growing our rental and management operations, we anticipate that our network development services revenue will continue to represent a small percentage of our total revenues. Through our network development services segment, we offer tower-related services, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites.

Rental and Management Operations Expenses. Our rental and management operations expenses include our direct site level expenses and consist primarily of ground rent, property taxes, repairs and maintenance and utilities. These segment level expenses exclude all segment and corporate level selling, general, administrative and development expenses, which are aggregated into one line item entitled selling, general, administrative and development expense. In general, our rental and management segment level selling, general and administrative expenses do not significantly increase as a result of adding incremental tenants to our legacy sites and typically increase only modestly year-over-year. As a result, leasing additional space to new tenants on our legacy sites provides significant incremental cash flow. In geographic areas where we have recently launched operations or are focused on materially expanding our site footprint, we may incur additional segment level selling, general and administrative expenses as we increase our presence in these areas. Our profit margin growth is therefore positively impacted by the addition of new tenants to our legacy sites and can be temporarily diluted by our development activities.

REIT Election. As we review our tax strategy and assess the utilization of our federal and state NOLs, we are actively considering an election to a REIT for U.S. federal and, where applicable, state income tax purposes. We may make the determination to elect REIT status for the taxable year beginning January 1, 2012, as early as the second half of 2011, subject to the approval of our board of directors, although there is no certainty as to the timing of a REIT election or whether we will make a REIT election at all.

Non-GAAP Financial Measures

Included in our analysis of our results of operations are discussions regarding earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”). We define Adjusted EBITDA as net income before: income (loss) from discontinued operations, net; income from equity method investments; income tax provision (benefit); other income (expense); loss on retirement of long-term obligations; interest expense; interest income; other operating expenses; depreciation, amortization and accretion; and stock-based compensation expense.

Adjusted EBITDA is not intended to replace net income or any other performance measures determined in accordance with GAAP. Rather, Adjusted EBITDA is presented as we believe it is a useful indicator of our current operating performance. We believe that Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is the primary measure used by our management team when evaluating the performance of our operating segments, it is a component of the calculation used by our lenders to determine compliance with certain debt covenants and it is widely used in the tower industry to measure operating performance as depreciation, amortization and accretion may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved.

Our measurement of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, has been included below.

Results of Operations

Years Ended December 31, 2010 and 2009

(In thousands)

Revenue

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2009
Rental and management
Domestic	$1,565,474	$1,408,352	$157,122	11%
International	370,899	260,068	110,831	43

Total rental and management	1,936,373	1,668,420	267,953	16
Network development services	48,962	55,694	(6,732)	(12)

Total revenues	$1,985,335	$1,724,114	$261,221	15%

Total revenues for the year ended December 31, 2010 increased 15% to $1,985.3 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites and revenue growth attributable to the approximately 11,400 new sites that we have constructed or acquired since January 1, 2009. This growth was partially offset by a decrease in network development services segment revenue.

Domestic rental and management segment revenue for the year ended December 31, 2010 increased 11% to $1,565.5 million. This growth was comprised of:

•

Approximately 9% from organic revenue growth, which was due to the incremental revenue generated from adding new tenants to legacy sites, existing tenants adding more equipment to legacy sites, contractual rent escalations and a one-time revenue item, partially offset by tenant lease cancellations and a decline in revenue attributable to a tenant take or pay agreement and settlement from 2009, which did not recur in 2010; and

•	Revenue growth from new sites of approximately 2%, which was a result of the construction or acquisition of approximately 1,500 new domestic sites since January 1, 2009.

International rental and management segment revenue for the year ended December 31, 2010 increased 43% to $370.9 million. This growth was comprised of:

•

Approximately 8% from organic revenue growth, which was due to the incremental revenue generated from adding new tenants to legacy sites, existing tenants adding more equipment to legacy sites, contractual rent escalations, the positive impact of foreign currency translation and the positive impact from straight-line lease accounting, and was partially offset by tenant lease cancellations and renegotiations with our largest tenant in Mexico; and

•	Revenue growth from new sites of approximately 35%, which was a result of the construction or acquisition of approximately 9,900 new international sites since January 1, 2009.

Network development services segment revenue for the year ended December 31, 2010 decreased 12% to $49.0 million. The decrease was primarily attributable to revenues generated during the year ended December 31, 2009 for a material acquisition, zoning and permitting project with a major tenant, which did not recur in 2010.

Gross Margin

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2009
Rental and management
Domestic	$1,240,114	$1,096,350	$143,764	13%
International	262,842	202,290	60,552	30

Total rental and management	1,502,956	1,298,640	204,316	16
Network development services	22,005	23,309	(1,304)	(6)

Total gross margin	$1,524,961	$1,321,949	$203,012	15%

Total gross margin for the year ended December 31, 2010 increased 15% to $1,525.0 million. The increase was primarily attributable to an increase in both of our rental and management segments and was partially offset by a decrease in gross margin attributable to our network development services segment.

Domestic rental and management segment gross margin for the year ended December 31, 2010 increased 13% to $1,240.1 million. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by a 4% increase in direct operating costs, of which 1% was attributable to expense increases on our legacy domestic sites and 3% was attributable to the incremental direct operating costs associated with the addition of approximately 1,500 new domestic sites since January 1, 2009.

International rental and management segment gross margin for the year ended December 31, 2010 increased 30% to $262.8 million. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by a 70% increase in direct operating costs, including pass-through expenses, of which 10% was attributable to expense increases on our legacy international sites and 60% was attributable to the incremental costs associated with the addition of approximately 9,900 new international sites since January 1, 2009.

Network development services segment gross margin for the year ended December 31, 2010 decreased 6% to $22.0 million. The decrease was primarily attributable to the reduction in revenue attributable to our site acquisition, zoning and permitting services.

Selling, General, Administrative and Development Expense

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2009
Rental and management
Domestic	$62,295	$55,635	$6,660	12%
International	45,877	30,551	15,326	50

Total rental and management	108,172	86,186	21,986	26
Network development services	6,312	5,816	496	9
Other	115,285	109,692	5,593	5

Total selling, general, administrative and development expense	$229,769	$201,694	$28,075	14%

Total selling, general, administrative and development expense for the year ended December 31, 2010, increased 14% to $229.8 million. The increase was primarily attributable to an increase in both of our rental and management segments and corporate overhead to support the continued growth of our operations. These increases were partially offset by lower stock-based compensation expense.

Domestic rental and management segment selling, general, administrative and development expense for the year ended December 31, 2010 increased 12% to $62.3 million. The increase was primarily attributable to initiatives designed to drive growth and to support a growing portfolio, including increased staffing in field operations, sales and finance, as well as costs associated with establishing a dedicated team to more actively pursue new product lines, such as shared generators and outdoor DAS networks.

International rental and management segment selling, general, administrative and development expense for the year ended December 31, 2010, increased 50% to $45.9 million. The increase was primarily attributable to our increased international expansion, including acquisitions of several tower businesses in India, as well as costs associated with our recent expansion initiatives in Chile, Colombia and Peru.

Network development services segment selling, general, administrative and development expense for the year ended December 31, 2010 increased 9% to $6.3 million. The increase was primarily attributable to costs incurred to support our new tower development and our site acquisition, zoning and permitting services.

Other selling, general administrative and development expense for the year ended December 31, 2010, increased 5% to $115.3 million. The increase was primarily due to a $13.7 million increase in corporate expenses, which were partially offset by a $8.1 million decrease in stock-based compensation expense. The increase in corporate expenses was primarily attributable to incremental employee and increased information technology costs associated with supporting a growing global organization. The decrease in stock-based compensation expense was primarily attributable to the one-time expense recognized upon the modification of certain equity awards in 2009, which did not recur in 2010.

Operating Profit

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2009
Rental and management
Domestic	$1,177,819	$1,040,715	$137,104	13%
International	216,965	171,739	45,226	26

Total rental and management	1,394,784	1,212,454	182,330	15
Network development services	15,693	17,493	(1,800)	(10)

Total operating profit	$1,410,477	$1,229,947	$180,530	15%

Total operating profit for the year ended December 31, 2010 increased 15% to $1,410.5 million. The increase was primarily attributable to the increase in both our rental and management segments gross margin, and was partially offset by increases in overhead costs attributable to both of our rental and management segments.

Domestic rental and management segment operating profit for the year ended December 31, 2010 increased 13% to $1,177.8 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (13%) as described above, and was partially offset by increases in our domestic rental and management segment overhead costs (12%), as described above.

International rental and management segment operating profit for the year ended December 31, 2010 increased 26% to $217.0 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (30%) as described above, and was partially offset by increases in our international rental and management segment overhead costs (50%), as described above.

Network development services segment operating profit for the year ended December 31, 2010 decreased 10% to $15.7 million. The decrease was primarily attributable to the decrease in revenue and an increase in segment overhead costs, as described above.

Depreciation, Amortization and Accretion

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2009
Depreciation, amortization and accretion	$460,726	$414,619	$46,107	11%

Depreciation, amortization and accretion for the year ended December 31, 2010 increased 11% to $460.7 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 7,800 sites since January 1, 2010, which resulted in an increase in property and equipment.

Other Operating Expenses

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2009
Other operating expenses	$35,876	$19,168	$16,708	87%

Other operating expenses for the year ended December 31, 2010 increased 87% to $35.9 million. The increase was primarily attributable to an increase of approximately $10.7 million in acquisition related costs, an increase of approximately $4.1 million in impairments and losses on the sale of assets, and an increase of $1.7 million of consulting and legal costs associated with our evaluation of a potential election to a REIT.

Interest Expense

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2009
Interest expense	$246,018	$249,803	$(3,785)	(2)%

Interest expense for the year ended December 31, 2010 decreased 2% to $246.0 million. The decrease was primarily attributable to a reduction in our weighted average cost of borrowing from 5.82% to 5.52%, partially offset by an increase in average debt outstanding.

Income Tax Provision

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2009
Income tax provision	$182,489	$182,565	$(76)	(0)%
Effective tax rate	32.8%	43.3%

The income tax provision for the year ended December 31, 2010 remained relatively flat at $182.5 million. The effective tax rate for the year ended December 31, 2010 decreased to 32.8% from 43.3%. The decrease in the effective tax rate was primarily due to reduced foreign withholding taxes, the recognition of previously reserved NOLs and a reduction in the foreign currency impact on certain tax items.

The effective tax rates on income from continuing operations for the years ended December 31, 2010 and 2009 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes.

Net Income/Adjusted EBITDA

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2009
Net income	$373,606	$247,127	$126,479	51%
Income from discontinued operations, net	(30)	(8,179)	(8,149)	(100)

Income from continuing operations	373,576	238,948	134,628	56
Income from equity method investments	(40)	(26)	14	54
Income tax provision	182,489	182,565	(76)	—
Other income	(315)	(1,294)	(979)	(76)
Loss on retirement of long-term obligations	1,886	18,194	(16,308)	(90)
Interest expense	246,018	249,803	(3,785)	(2)
Interest income	(5,024)	(1,722)	3,302	192
Other operating expenses	35,876	19,168	16,708	87
Depreciation, amortization and accretion	460,726	414,619	46,107	11
Stock-based compensation expense	52,555	60,670	(8,115)	(13)

Adjusted EBITDA	$1,347,747	$1,180,925	$166,822	14%

Net income for the year ended December 31, 2010 increased 51% to $373.6 million. The increase was primarily attributable to an increase in operating profit, as described above, an increase in interest income, partially offset by an increase in depreciation, amortization and accretion.

Adjusted EBITDA for the year ended December 31, 2010 increased 14% to $1,347.7 million. Adjusted EBITDA growth was primarily attributable to the increase in our gross margin (15%) and was partially offset by an increase in selling, general, administrative and development expenses, excluding stock-based compensation expense.

Years Ended December 31, 2009 and 2008 (In thousands)

Revenue

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
Rental and management
Domestic	$1,408,352	$1,320,530	$87,822	7%
International	260,068	226,505	33,563	15

Total rental and management	1,668,420	1,547,035	121,385	8
Network development services	55,694	46,469	9,225	20

Total revenues	$1,724,114	$1,593,504	$130,610	8%

Total revenues for the year ended December 31, 2009 increased 8% to $1,724.1 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites and revenue growth attributable to the approximately 4,500 new sites that we have constructed or acquired since January 1, 2008. This increase was also a result of an increase in network development services segment revenue.

Domestic rental and management segment revenue for the year ended December 31, 2009 increased 7% to $1,408.4 million. The revenue growth was comprised of:

•

Approximately 6% from organic revenue growth, which was due to the incremental revenue generated from adding new tenants to legacy sites, existing tenants adding more equipment to legacy sites and contractual tenant lease escalations, and was partially offset by tenant lease cancellations and straight-line lease accounting; and

•	Revenue growth from new sites of 1%, which was a result of the construction or acquisition of approximately 700 new domestic sites since January 1, 2008.

International rental and management segment revenue for the year ended December 31, 2009 increased 15% to $260.1 million. The revenue growth was comprised of:

•	Approximately 17% of international rental and management segment revenue growth was attributable to the addition of approximately 3,800 new international sites since January 1, 2008; and

•

Approximately 2% from revenue decline for our legacy international sites, as a result of the impact of foreign currency translations experienced during the year ended December 31, 2009. The negative impact of foreign currency translations was partially offset by the growth in our core business, including incremental revenue generated from adding new tenants to legacy sites, existing tenants adding more equipment to legacy sites and contractual rent escalations.

Network development services segment revenue for the year ended December 31, 2009 increased 20% to $55.7 million. The increase was primarily attributable to revenues generated from our expanding site acquisition, zoning and permitting services.

Gross Margin

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
Rental and management
Domestic	$1,096,350	$1,016,205	$80,145	8%
International	202,290	182,059	20,231	11

Total rental and management	1,298,640	1,198,264	100,376	8
Network development services	23,309	19,638	3,671	19

Total gross margin	$1,321,949	$1,217,902	$104,047	9%

Total gross margin for the year ended December 31, 2009 increased 9% to $1,321.9 million. The increase was primarily attributable to an increase in both of our rental and management segments and an increase in gross margin attributable to our network development services segment.

Domestic rental and management segment gross margin for the year ended December 31, 2009 increased 8% to $1,096.4 million. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by a 3% increase in direct operating costs, of which 2% growth was attributable to expense increases on our legacy domestic sites and 1% growth was attributable to the incremental direct operating costs associated with the addition of approximately 700 new domestic sites since January 1, 2008.

International rental and management segment gross margin for the year ended December 31, 2009 increased 11% to $202.3 million. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by a 23% increase in direct operating costs, which was primarily driven by a 29% increase in direct operating costs attributable to the addition of approximately 3,800 new international sites since January 1, 2008. The increase in costs from new sites was partially offset by a 6% decrease in direct operating expenses associated with our legacy international sites as a result of the impact of foreign currency translations experienced during the year ended December 31, 2009.

Network development services segment gross margin for the year ended December 31, 2009 increased 19% to $23.3 million. The increase was primarily attributable to the gross margin generated from our expanding site acquisition, zoning and permitting services.

Selling, General, Administrative and Development Expense

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
Rental and management
Domestic	$55,635	$51,666	$3,969	8%
International	30,551	16,438	14,113	86

Total rental and management	86,186	68,104	18,082	27
Network development services	5,816	4,351	1,465	34
Other	109,692	107,919	1,773	2

Total selling, general, administrative and development expense	$201,694	$180,374	$21,320	12%

Total selling, general, administrative and development expense for the year ended December 31, 2009 increased 12% to $201.7 million. The increase was primarily attributable to an increase in costs attributable to our international rental and management segment, an increase of $5.9 million in stock-based compensation expense, and an increase in costs attributable to our domestic rental and management segment, which were partially offset by a reduction in other corporate expenses.

Domestic rental and management segment selling, general, administrative and development expense for the year ended December 31, 2009 increased 8% to $55.6 million. The increase was primarily attributable to non-recurring legal costs and the write-off of capitalized costs associated with discontinued development projects.

International rental and management segment selling, general, administrative and development expense for the year ended December 31, 2009 increased 86% to $30.6 million. The increase was primarily attributable to an increase in bad debt expense and the write-off of capitalized costs associated with discontinued development projects, as well as costs to support our growing international operations.

Network development services segment selling, general, administrative and development expense for the year ended December 31, 2009 increased 34% to $5.8 million. The increase was primarily attributable to costs incurred to support our expanding site acquisition, zoning and permitting services.

Other selling, general administrative and development expense for the year ended December 31, 2009 increased 2% to $109.7 million. The increase was primarily attributable to a $5.9 million increase in stock-based compensation expense as a result of a one-time expense recognized upon the modification of certain equity awards in 2009, and was partially offset by a decrease in corporate expenses.

Operating Profit

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
Rental and management
Domestic	$1,040,715	$964,539	$76,176	8%
International	171,739	165,621	6,118	4

Total rental and management	1,212,454	1,130,160	82,294	7
Network development services	17,493	15,287	2,206	14

Total operating profit	$1,229,947	$1,145,447	$84,500	7%

Total operating profit for the year ended December 31, 2009 increased 7% to $1,229.9 million. The increase was primarily attributable to the increase in both our rental and management segments gross margin, and was partially offset by increases in total overhead costs attributable to both our rental and management segments as well as our network development services segment.

Domestic rental and management segment operating profit for the year ended December 31, 2009 increased 8% to $1,040.7 million. The growth was primarily attributable to the increase in gross margin (8%) and was partially offset by increases in selling, general, administrative and developmental expense (8%), as described above.

International rental and management segment operating profit for the year ended December 31, 2009 increased 4% to $171.7 million. The growth was primarily attributable to the increase in gross margin (11%), as described above, and was partially offset by increases in selling, general, and administrative and development expense (86%), as described above.

Network development services segment operating profit for the year ended December 31, 2009 increased 14% to $17.5 million. The increase was primarily attributable to the increase in revenue described above.

Depreciation, Amortization and Accretion

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
Depreciation, amortization and accretion	$414,619	$405,332	$9,287	2%

Depreciation, amortization and accretion for the year ended December 31, 2009 increased 2% to $414.6 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 3,550 sites since January 1, 2009, which resulted in an increase in property and equipment.

Other Operating Expenses

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
Other operating expenses	$19,168	$11,189	$7,979	71%

Other operating expenses for the year ended December 31, 2009 increased 71% to $19.2 million. The increase was primarily attributable to approximately $6.3 million in acquisition related costs which were expensed as a result of new accounting guidance issued by the Financial Accounting Standards Board (“FASB”). Approximately $1.2 million of these costs are related to the expensing of amounts which had been recorded as other long-term assets at December 31, 2008 for pending acquisitions and the remaining $5.1 million relates to additional acquisition related costs incurred during the year ended December 31, 2009. Approximately $1.4 million of the increase was attributable to an increase in impairments and losses on the sale of assets.

Interest Expense

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
Interest expense	$249,803	$253,584	$(3,781)	(1%)

Interest expense for the year ended December 31, 2009, decreased 1% to $249.8 million. The decrease was primarily attributable to a reduction in average outstanding debt, partially offset by an increase in our weighted average cost of borrowing to 5.82% from the previous year.

Loss on Retirement of Long-term Obligations

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
Loss on retirement of long-term obligations	$18,194	$4,904	$13,290	271%

Loss on retirement of long-term obligations for the year ended December 31, 2009 increased 271% to $18.2 million as a result of amounts paid in excess of carrying value and the write-off of the related deferred financing fees, discounts and premiums. The increase was primarily attributable to an increase in refinancing activities during 2009, which included our tender offer and subsequent redemption of $225.0 million principal amount of our 7.50% senior notes due 2012 for an aggregate purchase price of $231.7 million, and our repurchase of an aggregate of $500.0 million principal amount of our 7.125% senior notes due 2012 for an aggregate purchase price of $511.7 million.

During the year ended December 31, 2008, holders of approximately $18.3 million principal amount of our 3.25% convertible notes due August 1, 2010 and $182.8 million principal amount of our 3.00% convertible notes due August 15, 2012 converted their notes into shares of our Common Stock. In connection with conversions of a portion of these notes, we paid holders an aggregate of approximately $4.9 million, calculated based on the discounted value of the future interest payments on their notes.

Income Tax Provision

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
Income tax provision	$182,565	$135,509	$47,056	35%
Effective tax rate	43.3%	36.4%

The income tax provision for the year ended December 31, 2009 increased 35% to $182.6 million. The effective tax rate for the year ended December 31, 2009 increased to 43.3% from 36.4%. The increase in the effective tax rate was primarily due to the discrete impact of foreign currency exchange rate fluctuations on certain tax items, IRS audit adjustments and certain valuation allowances, partially offset by the decrease in tax reserves. In addition, the increase in the income tax provision correlates to the increase in income during the year ended December 31, 2009.

The effective tax rates on income from continuing operations for the years ended December 31, 2009 and December 31, 2008 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, IRS audit adjustments of approximately $10.0 million, tax reserves and state taxes.

Income from Discontinued Operations, Net

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
Income from discontinued operations, net	$8,179	$110,982	$(102,803)	(93%)

Income from discontinued operations, net for the year ended December 31, 2009 decreased 93% to $8.2 million. This decrease is primarily attributable to the recording of an income tax benefit of $110.1 million during the year ended December 31, 2008, related to losses associated with our investment in our wholly owned subsidiary, Verestar, Inc. (“Verestar”). Verestar filed for protection under Chapter 11 of the federal bankruptcy laws in December 2003. During 2007, we settled the litigation related to the Verestar bankruptcy. In April 2008, the bankruptcy court approved Verestar’s plan of liquidation and in December 2008, Verestar was liquidated. The $102.8 million decrease was partially offset by an insurance reimbursement received during the year ended December 31, 2009 for approximately $5.0 million related to the Verestar bankruptcy settlement.

Net Income/Adjusted EBITDA

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
Net income	$247,127	$347,415	$(100,288)	(29%)
Income from discontinued operations, net	(8,179)	(110,982)	(102,803)	(93)

Income from continuing operations	238,948	236,433	2,515	1
Income from equity method investments	(26)	(22)	4	18
Income tax provision	182,565	135,509	47,056	35
Other income	(1,294)	(5,988)	(4,694)	(78)
Loss on retirement of long-term obligations	18,194	4,904	13,290	271
Interest expense	249,803	253,584	(3,781)	(1)
Interest income	(1,722)	(3,413)	(1,691)	(50)
Other operating expenses	19,168	11,189	7,979	71
Depreciation, amortization and accretion	414,619	405,332	9,287	2
Stock based compensation expense	60,670	54,807	5,863	11

Adjusted EBITDA	$1,180,925	$1,092,335	$88,590	8%

Net income for the year ended December 31, 2009 decreased 29% to $247.1 million. The decrease was primarily attributable to the decrease in income from discontinued operations, net from the prior year period, which as described above, was primarily attributable to an income tax benefit recognized in 2008, related to losses associated with our investment in our wholly owned subsidiary, Verestar, Inc.

Adjusted EBITDA for the year ended December 31, 2009 increased 8% to $1,180.9 million. Adjusted EBITDA growth was primarily attributable to the increase in our gross margin (9%), and was partially offset by an increase in selling, general, administrative and development expenses (12%).

Liquidity and Capital Resources

Overview

As a holding company, our cash flows are derived primarily from the operations of and distributions from our operating subsidiaries or funds raised through borrowings under our credit facilities and debt and equity offerings. As of December 31, 2010, we had approximately $1,801.7 million of total liquidity, comprised of approximately $884.0 million in cash and cash equivalents and the ability to borrow approximately $917.7 million under our Revolving Credit Facility. As of December 31, 2010, our cash and cash equivalents increased by $636.7 million as compared to December 31, 2009. Summary cash flow information for the years ended December 31, 2010, 2009 and 2008 is set forth below.

	Year Ended December 31,
	2010	2009	2008
Net cash provided by (used for):
Operating activities	$1,020,977	$842,126	$773,258
Investing activities	(1,300,902)	(543,066)	(274,940)
Financing activities	910,330	(194,942)	(388,172)
Net effect of changes in exchange rates on cash and cash equivalents	6,265	98	(192)

Net increase in cash and cash equivalents	$636,670	$104,216	$109,954

We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, tower construction and DAS network installations, and tower and land acquisitions. During the years ended December 31, 2010 and 2009, we also used our cash flows to refinance our outstanding indebtedness, fund acquisitions and fund our stock repurchase program. Our significant financing transactions in 2010 included the following:

•

We extended the maturity dates and lowered the cost of our debt by completing two registered offerings of $700.0 million aggregate principal amount of our 5.05% Notes and $1.0 billion aggregate principal amount of our 4.50% Notes.

•	We repurchased approximately 9.3 million shares of our Common Stock for an aggregate purchase price of $420.8 million, including commissions and fees, pursuant to our Buyback.

As of December 31, 2010, we had total outstanding indebtedness of approximately $5.6 billion. We generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations in 2010. We believe our cash generated by operations for the year ending December 31, 2011 also will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for 2011.

For more information regarding our financing transactions in 2010, see “—Cash Flows from Financing Activities” below.

Cash Flows from Operating Activities

For the year ended December 31, 2010, cash provided by operating activities was $1,021.0 million, an increase of $178.9 million as compared to the year ended December 31, 2009. This increase was primarily comprised of an increase of $180.5 million in the operating profit of our operating segments, partially offset by an increase in the amount spent to meet working capital needs.

For the year ended December 31, 2009, cash provided by operating activities was $842.1 million, an increase of approximately $68.9 million as compared to the year ended December 31, 2008. This increase was primarily comprised of an increase of $84.5 million in the operating profit of our operating segments, partially offset by an increase in the amount spent to meet working capital needs.

Cash Flows from Investing Activities

For the year ended December 31, 2010, cash used for investing activities was $1,300.9 million, an increase of approximately $757.8 million, as compared to the year ended December 31, 2009. This increase was primarily comprised of increased spending for acquisitions, property and equipment and construction activities during the year ended December 31, 2010.

During the year ended December 31, 2010, payments for purchases of property and equipment and construction activities totaled $346.7 million, including $43.0 million of capital expenditures related to capital improvements and corporate capital expenditures primarily attributable to information technology improvements, $194.4 million spent in connection with the construction of over 1,000 towers, the installation of approximately 30 in-building DAS networks and the installation of shared back-up power generators, $83.5 million spent to acquire land under our towers that was subject to ground agreements (including leases) and $25.8 million for the redevelopment of existing sites to accommodate new customer equipment. In addition, during the year ended December 31, 2010, we spent $420.7 million, net of $106.6 million cash acquired, to acquire ETIPL and $585.5 million to acquire approximately 2,100 additional towers.

We plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our return on investment criteria. We expect that our total capital expenditures will be between approximately $400 million and $450 million in 2011, with spending for capital improvements, corporate expenditures and the redevelopment of existing communications sites at levels comparable to 2010. Additionally, we expect to spend approximately $80 million to $100 million for ground lease purchases and $200 million to $220 million for other capital projects including the construction of approximately 1,200 to 1,500 new communications sites.

For the year ended December 31, 2009, cash used for investing activities was $543.1 million, an increase of approximately $268.1 million, as compared to the year ended December 31, 2008. This increase was primarily comprised of increased spending for acquisitions, property and equipment and construction activities during the year ended December 31, 2009.

During the year ended December 31, 2009, payments for purchases of property and equipment and construction activities totaled $250.3 million, including $63.8 million of capital expenditures related to the maintenance, improvement and redevelopment of our existing communications sites, $129.9 million spent in connection with the construction of 1,024 towers, the installation of 21 in-building DAS networks and the installation of shared back-up power generators, $49.1 million spent to acquire land under our towers that was subject to ground agreements (including leases), and $7.5 million spent on information technology improvements. In addition, during the year-ended December 31, 2009, we spent $98.0 million, net of $6.0 million cash acquired, to acquire XCEL, $19.9 million, net of $0.2 million cash acquired, to acquire Insight Infrastructure Pte. Ltd., and $183.9 million to acquire 522 additional towers.

Cash Flows from Financing Activities

For the year ended December 31, 2010, cash provided by financing activities was $910.3 million, as compared to cash used for financing activities of approximately $194.9 million for the year ended December 31, 2009. The cash provided by financing activities during the year ended December 31, 2010 is primarily related to $1.0 billion ($991.9 million, net of discount, commissions and expenses) of proceeds from the issuance of the 4.50% Notes, $700.0 million ($693.6 million, net of discount, commissions and expenses) of proceeds from the issuance of the 5.05% Notes, the proceeds from stock options and SpectraSite, Inc. warrants of $138.5 million and borrowings under our credit facilities of $500.6 million, partially offset by payments for the repurchase of our Common Stock of $430.6 million, which consisted of $423.0 million ($420.8 million, including commissions and expenses, and a decrease in accrued treasury stock of $2.2 million) of stock repurchases under our Buyback and $7.6 million of amounts surrendered for the satisfaction of employee tax obligations in connection with the vesting of restricted stock units, and the repayment of notes payable, credit facilities and capital leases of $983.7 million.

For the year ended December 31, 2009, cash used for financing activities was $194.9 million, as compared to cash used for financing activities of approximately $388.2 million for the year ended December 31, 2008. The cash used for financing activities during the year ended December 31, 2009 primarily related to the tender offer and subsequent redemption of the 7.50% senior notes due 2012, the redemption of the 7.125% senior notes due 2012, the repayment of credit facilities and capital leases of approximately $931.2 million and payments for the repurchase of our Common Stock of $213.3 million, which consisted primarily of stock repurchases under our Buyback; partially offset by $900.0 million ($884.1 million, net of commissions and expenses) of proceeds from the issuance of the 7.25% senior notes due 2019 (“7.25% Notes”) and the 4.625% senior notes due 2015 (“4.625% Notes”) and approximately $66.0 million of proceeds from stock options, warrants and the employee stock purchase plan.

Revolving Credit Facility. As of December 31, 2010, we had $300.0 million outstanding and the ability to borrow approximately $917.7 million under the Revolving Credit Facility. We continue to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course.

The borrower under the Revolving Credit Facility is American Tower Corporation. The Revolving Credit Facility has a term of five years and matures on June 8, 2012. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Revolving Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. The Revolving Credit Facility allows us to use borrowings for our and our subsidiaries’ working capital needs and other general corporate purposes (including, without limitation, to refinance or repurchase other indebtedness and, provided certain conditions are met, to repurchase our equity securities and make other distributions to shareholders, in each case without additional lender approval).

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

Senior Notes Offerings. During the year ended December 31, 2010, we completed registered public offerings of our $700.0 million aggregate principal amount of our 5.05% Notes and $1.0 billion aggregate principal amount of our 4.50% Notes.

The net proceeds from the 5.05% Notes offering were approximately $693.6 million, after deducting commissions and expenses. We used $575.0 million of the net proceeds to repay certain of our outstanding indebtedness incurred under the Revolving Credit Facility, which, along with cash on hand, was used to finance international acquisitions. The remainder of the net proceeds was used for general corporate purposes.

The net proceeds from the 4.50% Notes offering were approximately $991.9 million, after deducting commissions and expenses. We used a portion of the net proceeds to repay certain of our outstanding indebtedness incurred under the Revolving Credit Facility and have used and will use a portion of the net proceeds to finance international acquisitions. The remainder of the net proceeds was used for general corporate purposes.

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

The 4.50% Notes mature on January 15, 2018, and interest is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2011. We may redeem the 4.50% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes will accrue from December 7, 2010 and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

If we undergo a change of control and ratings decline (in the event that on or within 90 days after an announcement of a change of control, both of our current investment grade credit ratings cease to be investment grade), each as defined in the supplemental indenture for the 5.05% Notes and 4.50% Notes, we will be required to offer to repurchase all of the 5.05% Notes and 4.50% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest (including additional interest, if any) up to but not including the repurchase date. The 5.05% Notes and 4.50% Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries. Each supplemental indenture contains certain covenants that restrict our ability to merge, consolidate or sell assets and our ability and our subsidiaries’ abilities to incur liens. These covenants are subject to a number of exceptions, including that we may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in each supplemental indenture.

XCEL Credit Facility. At the time of our acquisition of XCEL on May 27, 2009, a 4.8 billion Indian Rupee-denominated credit facility (“XCEL Credit Facility”) was in place, of which 3.4 billion Indian Rupees (approximately $77.3 million) was outstanding. In April 2010, we repaid all of the outstanding indebtedness incurred under the XCEL Credit Facility and terminated the XCEL Credit Facility upon repayment.

ETIPL Debt—At the time of our acquisition of ETIPL on August 6, 2010, ETIPL had in place term loans principally denominated in Indian Rupees in an amount equal to approximately 6.5 billion Indian Rupees and a working capital loan in an amount equal to approximately 297.5 million Indian Rupees (“ETIPL Debt”) (approximately $147.8 million). In October 2010, we repaid and terminated all of the outstanding ETIPL Debt.

Colombian Short-Term Credit Facility—In connection with the purchase of the exclusive use rights for 508 towers from Colombia Telecomunicaciones S.A. E.S.P. (“Coltel”), we entered into a 72.8 billion Colombian Peso-denominated revolving credit facility on September 3, 2010. On November 24, 2010, we increased the revolving credit facility by 66.3 billion Colombian Pesos. As of December 31, 2010, we had 139.1 billion Colombian Pesos (approximately $72.9 million) outstanding under this credit facility. This initial credit facility matures on March 2, 2011 and the supplemental credit facility matures on May 26, 2011.

Stock Repurchase Program. In 2010, we continued to repurchase shares of our Common Stock pursuant to our Buyback. During the year ended December 31, 2010, we repurchased 9.3 million shares of our Common Stock for an aggregate of $420.8 million, including commissions and fees, pursuant to the Buyback. As of December 31, 2010, we had repurchased 29.8 million shares of our Common Stock for an aggregate of $1.2 billion, including commissions and fees, pursuant to the Buyback.

In the near term, we expect to fund any further repurchases of our Common Stock through a combination of cash on hand, cash generated by operations and borrowings under our Revolving Credit Facility. Purchases under the Buyback are subject to us having available cash to fund repurchases. Under the Buyback, we are authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we purchase our Common Stock pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which allow us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

Between January 1, 2011 and February 11, 2011, we repurchased approximately 1.1 million shares of our Common Stock for an aggregate of $58.0 million, including commissions and fees, pursuant to the Buyback. As of February 11, 2011, we had repurchased a total of 30.9 million shares of our Common Stock for an aggregate of $1.2 billion, including commissions and fees pursuant to the Buyback. We expect to continue to manage the pacing of the remaining $273.1 million under the Buyback in response to general market conditions and other relevant factors.

Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan, upon exercise of stock options granted under our equity incentive plans and upon exercise of warrants to purchase our equity securities. For the year ended December 31, 2010, we received an aggregate of $138.5 million in proceeds from sales of shares pursuant to our employee stock purchase plan, upon exercises of stock options and upon exercises of warrants.

Contractual Obligations. Our contractual obligations relate primarily to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in our Securitization, borrowings under our Revolving Credit Facility and Term Loan, our outstanding notes and our operating leases related to the ground under our towers. The following table sets forth information relating to our contractual obligations payable in cash as of December 31, 2010 (in thousands):

Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Commercial Mortgage Pass-Through
Certificates, Series 2007-1	$—	$—	$—	$1,750,000	$—	$—	$1,750,000
Revolving Credit Facility(1)	—	300,000	—	—	—	—	300,000
Term Loan(1)	—	325,000	—	—	—	—	325,000
Colombian Short-Term Credit Facility(2)	72,889	—	—	—	—	—	72,889
4.50% senior notes	—	—	—	—	—	1,000,000	1,000,000
5.05% senior notes	—	—	—	—	—	700,000	700,000
4.625% senior notes	—	—	—	—	600,000	—	600,000
7.00% senior notes	—	—	—	—	—	500,000	500,000
7.25% senior notes	—	—	—	—	—	300,000	300,000

Long-term obligations, excluding capital leases and other notes payable	72,889	625,000	—	1,750,000	600,000	2,500,000	5,547,889
Cash interest expense(1)	274,000	266,000	264,000	190,000	145,000	395,000	1,534,000
Capital lease payments (including interest) and other notes payable	5,343	4,068	3,533	3,424	3,455	179,526	199,349

Total debt service obligations	352,232	895,068	267,533	1,943,424	748,455	3,074,531	7,281,238

Operating lease payments(3)	257,971	254,575	251,268	246,392	238,035	2,584,332	3,832,573
Other long-term liabilities(4)(5)	434	462	467	471	475	978,312	980,621

Total	$610,637	$1,150,105	$519,268	$2,190,287	$986,965	$6,637,175	$12,094,432

(1)	We have the option of choosing either a defined base rate or the London Interbank Offered Rate (“LIBOR”) as the applicable base interest rate for borrowings under the Revolving Credit Facility and Term Loan. For the Revolving Credit Facility, the interest rate ranges between 0.40% and 1.25% above the applicable LIBOR for LIBOR based borrowings or between 0.00% and 0.25% above the defined base rate for base rate borrowings, in each case based on our debt ratings. For the Term Loan, the interest rate ranges between 0.50% and 1.50% above LIBOR for LIBOR based borrowings or between 0.00% and 0.50% above the defined base rate for base rate borrowings, in each case based on our debt ratings. A quarterly commitment fee on the undrawn portion of the Revolving Credit Facility is required, ranging from 0.08% to 0.25% per annum, based on our debt ratings. As discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” we have entered into swap agreements to manage exposure to variable rate interest obligations under the Revolving Credit Facility and Term Loan. As a result of these swap agreements, the effective weighted average interest rate in effect at December 31, 2010 for the Revolving Credit Facility and Term Loan was 3.10%. For projections of our cash interest expense related to the Revolving Credit Facility and Term Loan, we have assumed the LIBOR rate before the margin, as defined in the loan agreement, is 0.25% through its maturity on June 8, 2012.

(2)	The Colombian Short-Term Credit Facility is denominated in Colombian Pesos and was entered into in connection with the purchase of the exclusive use rights for 508 towers from Coltel.

(3)	Operating lease payments include payments to be made under non-cancellable initial terms, as well as payments for certain renewal periods at our option because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases, thereby making it reasonably assured that we will renew the lease.

(4)	Primarily represents our asset retirement obligations and excludes certain other long-term liabilities included in our consolidated balance sheet, primarily our straight-line rent liability for which cash payments are included in operating lease payments and unearned revenue that is not payable in cash.

(5)	Other long-term liabilities exclude $26.0 million of liabilities for unrecognized tax positions and $18.0 million of accrued income tax related interest and penalties included in our consolidated balance sheet as we are uncertain as to when and if the amounts may be settled. Settlement of such amounts could require the use of cash flows generated from operations. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions.

Off-Balance Sheet Arrangements. We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Refinancing Activities

Redemption of ATI 7.25% Senior Subordinated Notes—During the year ended December 31, 2010, ATI issued a notice for the redemption of the remaining $0.3 million aggregate principal amount of its 7.25% senior subordinated notes due 2011 (“ATI 7.25% Notes”). In accordance with the redemption provisions and the indenture for the ATI 7.25% Notes, the remaining ATI 7.25% Notes were redeemed at a price equal to 100.00% of the principal amount, plus accrued and unpaid interest up to, but excluding, September 23, 2010, for an aggregate purchase price of $0.3 million. Upon completion of this redemption, none of the ATI 7.25% Notes remained outstanding.

Interest Rate Swap Agreements. As of December 31, 2010, we held 12 interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $525.0 million, interest rates ranging from 2.86% to 3.74% and expiration dates through March 2011. As of December 31, 2009, we held 13 interest rate swaps, which had an aggregate notional amount of $625.0 million, to manage exposure to variability in cash flows relating to forecasted interest payments under our Revolving Credit Facility and Term Loan. During the year ended December 31, 2010, one of the contracts matured.

Factors Affecting Sources of Liquidity

Internally Generated Funds. Because the majority of our tenant leases are multi-year contracts, a significant majority of the revenues generated by our rental and management operations as of the end of 2010 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it into operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities is dependent upon the demand for our communications sites and our related services and our ability to increase the utilization of our existing communications sites.

Restrictions Under Loan Agreement Relating to Revolving Credit Facility and Term Loan. The loan agreement for the Revolving Credit Facility and Term Loan contains certain financial ratios and operating covenants and other restrictions applicable to us and all of our subsidiaries designated as restricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guarantees, sales of assets and liens. The loan agreement also contains covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. As of December 31, 2010, we were in compliance with each of these covenants.

•

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (as defined in the loan agreement) of 6.00 to 1.00. Based on our financial performance for the twelve months ended December 31, 2010, we could incur approximately $2.23 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $372 million and we would still remain in compliance with this ratio.

•

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt to Adjusted EBITDA (as defined in the loan agreement) of 3.00 to 1.00. Based on our financial performance for the twelve months ended December 31, 2010, we could incur approximately $2.14 billion of additional Senior Secured Debt and still remain in compliance with this ratio. In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $714 million and we would still remain in compliance with this ratio.

•

Interest Coverage Ratio: This ratio requires that we maintain a ratio of Adjusted EBITDA (as defined in the loan agreement) to Interest Expense of not less than 2.50 to 1.00. Based on our financial performance for the twelve months ended December 31, 2010, our interest expense, which was $237 million for that period, could increase by approximately $285 million and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, our revenues could decrease by approximately $713 million and we would still remain in compliance with this ratio.

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

Under the terms of the Securitization loan agreement, the loan will be paid solely from the cash flows generated by the towers subject to the Securitization, which must be deposited, and thereafter distributed, solely pursuant to the terms of the Securitization loan. The Borrowers are required to make monthly payments of interest on the Securitization loan. On a monthly basis, all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the Securitization loan, referred to as excess cash flow, is to be released to the Borrowers for distribution to us. During the year ended December 31, 2010, the Borrowers distributed excess cash to us of approximately $444.0 million.

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

As of December 31, 2010, the Borrowers’ DSCR was 3.34x. Based on the Borrowers’ net cash flow for the calendar quarter ended December 31, 2010 and the amount of interest, servicing fees and trustee fees payable over the succeeding twelve months on the Securitization loan, the Borrowers could endure a reduction of approximately $201.0 million in net cash flow before triggering a Cash Trap DSCR, and approximately $215.8 million in net cash flow before triggering an Amortization Period.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of assets (including goodwill), asset retirement obligations, acquisitions, revenue recognition, rent expense, stock-based compensation and income taxes. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the year ended December 31, 2010. We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

•

Impairment of Assets—Assets Subject to Depreciation and Amortization: We review long-lived assets, including intangibles, for impairment at least annually or whenever events, changes in circumstances or other indicators or evidence indicate that the carrying amount of our assets may not be recoverable. We review our tower portfolio and network location intangible assets for indications of impairment on an individual tower basis, which primarily result from a tower not having current tenant leases or from having expenses in excess of revenues. A cashflow modeling approach is utilized to assess recoverability and incorporates, among other items, the tower location, the tower location demographics, the timing of additions of new tenants, lease rates and estimated length of tenancy. To the extent that cash flows generated under this approach are not sufficient to recover the carrying value of the towers, the towers and network location intangible assets are impaired.

We monitor our customer related intangible assets on a customer by customer basis for indications of impairment, such as high levels of turnover or attrition, non-renewal of a significant number of contracts, or the cancellation or termination of a relationship. We assess recoverability by determining whether the net book value of the customer related intangible assets will be recovered through projected undiscounted cash flows. If we determine that the carrying value of the customer related intangible asset may not be recoverable, we measure any impairment based on the fair value of the asset as determined by the projected future discounted cash flows to be provided from the asset, as compared to the asset’s carrying value. We record any related impairment charge in the period in which we identify such impairment.

•

Impairment of Assets—Goodwill—Assets Not Subject to Amortization: We review goodwill and intangible assets with indefinite lives for impairment at least annually (as of December 31) or whenever events or circumstances indicate the carrying value of an asset may not be recoverable. As a result of our recent expansion into international markets and changes to our organization structure, we have concluded that our rental and management operations are comprised of two reportable segments: domestic rental and management and international rental and management. Although our reportable segments have changed, there has been no change to the reporting units (which are at a level below that of our reportable segments) used for testing goodwill.

All of our goodwill is recorded in our domestic and international rental and management segments. We utilize the two step impairment test when testing goodwill for impairment. When conducting this test, we employ a discounted cash flow analysis, corroborated by a peer group and market valuation analysis. The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal sales growth rate, management’s expectations of future operating results, the current weighted average cost of capital, and a current tax rate. Under the first step of this test, we compare the fair value of the reporting unit, as calculated under an income approach using future discounted cash flows, to the carrying value of the applicable reporting unit. If the carrying value exceeds the fair value, we conduct the second step of this test, in which the implied fair value of the applicable reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recognized.

During the year ended December 31, 2010, no impairment was determined under the first step of the test, as the fair value of the respective reporting units is substantially in excess of their carrying values. We performed a sensitivity analysis on our significant assumptions and determined that none of the following negative changes in our assumptions individually, which we determined to be reasonable, would impact our conclusions:

•

Domestic rental and management reporting unit: A 15% reduction in projected net income, or 200 basis point increase in the weighted average cost of capital, or a 15% reduction in terminal sales growth rate.

•

International rental and management reporting units: A 3% reduction in projected net income, or 60 basis point increase in the weighted average cost of capital, or a 12% reduction in terminal sales growth rate.

•

Asset Retirement Obligations: We recognize asset retirement obligations associated with our legal obligation to retire tangible long-lived assets and the related asset retirement costs, which are principally obligations to remediate leased land on which certain of our tower assets are located, in the period in which they are incurred, if a reasonable estimate of a fair value can be made, and we accrete such liability through the obligation’s estimated settlement date. The associated retirement costs are capitalized as part of the carrying amount of the related tower fixed assets and depreciated over their estimated useful life.

During the years ended December 31, 2010 and 2009, we updated our assumptions used in estimating our aggregate asset retirement obligation, which resulted in a net increase in the estimated obligation of $3.3 million and a net decrease in the estimated obligation of $2.2 million, respectively. The increase in 2010 primarily resulted from changes in timing of certain settlement date and cost assumptions. Fair value estimates of liabilities for asset retirement obligations generally involve discounted future cash flows, and periodic accretion of such liabilities due to the passage of time is recorded as an operating expense. The significant assumptions used in estimating our aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate our incremental borrowing rate. While we feel the assumptions are appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from these estimates. We will continue to review these assumptions periodically and we may need to adjust them as necessary.

•

Acquisitions: For those acquisitions that meet the criteria of a business combination, we allocate the purchase price to the assets acquired and the liabilities assumed, including any contingent consideration, at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. For those acquisitions that do not meet the criteria of a business combination, we first allocate the purchase price to property and equipment for the fair value of the towers and to identifiable intangible assets (primarily acquired customer base and network location intangibles). The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, we must estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired, we must estimate the applicable discount rate and the timing and amount of future customer cash flows, including rate and terms of renewal and attrition. The determination of the final purchase price and allocation may extend over more than one period and result in adjustments to the preliminary estimate recognized.

•

Revenue Recognition: Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned and when collectability is reasonably assured, regardless of whether the payments from the customer are received in equal monthly amounts. Fixed escalation clauses present in non-cancellable lease agreements, excluding those tied to the Consumer Price Index or other inflation-based indices, and other incentives present in lease agreements with our customers are recognized on a straight-line basis over the fixed, non-cancellable terms of the applicable leases. Total rental and management straight-line revenues for the years ended December 31, 2010, 2009 and 2008 approximated $105.2 million, $36.3 million and $50.4 million, respectively. Amounts billed up-front for certain services provided in connection with the execution of lease agreements are initially deferred and recognized as revenue over the terms of the applicable leases. Amounts billed or received prior to being earned are deferred and reflected in unearned revenue in the consolidated balance sheets until the earnings process is complete.

We derive the largest portion of our revenues, corresponding trade receivables and the related deferred rent asset from a small number of customers in the telecommunications industry, and approximately 59% of our revenues are derived from four customers in the industry. In addition, we have concentrations of credit risk in certain geographic areas. We mitigate the concentrations of credit risk with respect to notes and trade receivables by actively monitoring the credit worthiness of our borrowers and customers. In recognizing customer revenue we must assess the collectability of both the amounts billed and the portion recognized on a straight-line basis. This assessment takes customer credit risk and business and industry conditions into consideration to ultimately determine the collectability of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as the uncertainty is resolved. Any amounts which were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense. Accounts receivable are reported net of allowances for doubtful accounts related to estimated losses resulting from a customer’s inability to make required payments and reserves for amounts invoiced whose collectability is not reasonably assured.

•

Rent Expense: Many of the leases underlying our tower sites have fixed rent escalations, which provide for periodic increases in the amount of ground rent payable over time. We calculate straight-line ground rent expense for these leases based on the fixed non-cancellable term of the underlying ground lease plus all periods, if any, for which failure to renew the lease imposes an economic penalty to us such that renewal appears, at the inception of the lease, to be reasonably assured. Certain of our tenant leases require us to exercise available renewal options pursuant to the underlying ground lease, if the tenant exercises its renewal option. For towers with these types of tenant leases at the inception of the ground lease, we calculate our straight-line ground rent over the term of the ground lease, including all renewal options required to fulfill the tenant lease obligation. In addition to the straight-line ground rent expense recorded, we also record an associated straight-line rent liability in other long-term liabilities in the accompanying consolidated balance sheets. Leases may contain complex terms that often are subject to interpretation.

•

Stock-Based Compensation: We measure stock-based compensation cost at the accounting measurement date based on the fair value of the award and the fair value is recognized as an expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will not fully vest and be forfeited. The fair value of a stock option is determined using a Black-Scholes option-pricing model that takes into account a number of assumptions at the accounting measurement date including the stock price, the exercise price, the expected life of the option, the volatility of the underlying stock, expected dividends, and the risk-free interest rate over the expected life of the option. These assumptions are highly subjective and could significantly impact the value of the option and hence the compensation expense. The fair value of restricted stock units is based on the fair value of our Common Stock on the grant date.

•

Income Taxes: Accounting for income taxes requires us to estimate the timing and impact of amounts recorded in our financial statements that may be recognized differently for tax purposes. To the extent that the timing of amounts recognized for book purposes differs from the timing of recognition for tax purposes deferred tax assets or liabilities are required to be recorded. Deferred tax assets and liabilities are measured based on the rate at which we expect these items to be reflected in our tax returns, which may differ from the current rate.

We periodically review our deferred tax assets, and we record a valuation allowance to reduce our net deferred tax asset to the amount that management believes is more likely than not to be realized. As of December 31, 2010, we have provided a valuation allowance of approximately $48.2 million which primarily relates to state net operating loss carryforwards, equity investments and foreign items. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our federal net operating loss carryforwards, as we believe that we will have sufficient taxable income to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.

The recoverability of our remaining net deferred tax asset has been assessed utilizing projections based on our current operations. The projections show a significant decrease in depreciation in the later years of the carryforward period as a result of a significant portion of our assets being fully depreciated during the first fifteen years of the carryforward period. Accordingly, the recoverability of our net deferred tax asset is not dependent on material improvements to operations, material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets will be dependent upon our ability to generate approximately $0.3 billion and $0.4 billion in federal and state taxable income, respectively, from January 1, 2011 to December 31, 2030. If we are unable to generate sufficient taxable income in the future, we will be required to reduce our net deferred tax asset through a charge to income tax expense.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our consolidated results of operations, cash flows or financial position.

We recognize the benefit of uncertain tax positions when, in management’s judgment, it is more likely than not that positions we have taken in our tax returns will be sustained upon examination,

which are measured at the largest amount that is greater than 50% likely of being realized upon settlement. We adjust our tax liabilities when our judgment changes as a result of the evaluation of new information or information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which additional information is available or the position is ultimately settled under audit.

We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. We believe that the amount of the change could range from zero to $3.0 million. As of December 31, 2010, we have classified approximately $26.0 million as other long-term liabilities in the consolidated balance sheet. We also classified approximately $18.0 million of accrued income tax-related interest and penalties as other long-term liabilities in the consolidated balance sheet as of December 31, 2010.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws, regulations and administrative practices in a multitude of jurisdictions across our operations.

From time to time, we are subject to examination by various tax authorities in jurisdictions in which we have significant business operations, and we regularly assess the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. We believe that adequate provisions have been made for income taxes for all periods through December 31, 2010.

Accounting Standards Updates

In October 2009, the FASB issued new guidance which establishes accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance allows companies to allocate the overall consideration to each deliverable under the arrangement using the estimated selling prices in the absence of vendor specific objective evidence or third-party evidence of selling price for deliverables. This guidance is effective for any contracts entered into, or materially modified after January 1, 2011. We do not anticipate this update will have a material impact on our consolidated results of operations and financial position.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations. We attempt to reduce these risks by utilizing derivative financial instruments, namely interest rate swaps. As of December 31, 2010, we held 12 interest rate swap agreements, all of which have been designated as cash flow hedges, and which have an aggregate notional amount of $525.0 million, interest rates ranging from 2.86% to 3.74% and expiration dates through March 2011. In addition, in May 2009, we entered into a foreign currency exchange contract to hedge the foreign currency exposure associated with our acquisition of XCEL. This foreign currency exchange contract was not designated as a hedging instrument and was settled upon the completion of the acquisition of XCEL on May 27, 2009. The settlement resulted in a gain of approximately $1.7 million, which is reflected in the accompanying consolidated statement of operations for the year ended December 31, 2009.

During the year ended December 31, 2010, ATI redeemed approximately $0.3 million principal amount of the ATI 7.25% Notes and we repaid $59.7 million of the 5.0% convertible notes due 2010 and the outstanding balance of the XCEL Credit Facility (approximately $77.3 million). In addition, in August and December of 2010, we completed registered public offerings of $700.0 million aggregate principal amount of our 5.05% senior notes due 2020 (“5.05% Notes”) and $1.0 billion aggregate principal amount of our 4.50% senior notes due 2018 (“4.50% Notes”). As of December 31, 2010, $300.0 million was outstanding under the Revolving Credit Facility and the Term Loan was fully drawn.

The following tables provide information as of December 31, 2010 and 2009 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps and swaps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

As of December 31, 2010

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$74,896	$884	$618	$1,750,479	$600,489	$2,541,858	$4,969,224	$5,181,720
Average Interest Rate(a)	6.23%	3.83%	7.57%	5.61%	4.63%	5.54%
Variable Rate Debt(a)		$625,000					$625,000	$618,750

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of December 31, 2010 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2011		2012	2013	2014	2015	Thereafter	Total	Fair Value
Notional Amount	$525,000	(c)						$525,000	$(3,311)
Fixed Rate(d)	3.11%

As of December 31, 2009

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2010	2011		2012		2013		2014	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$70,521	$16,232		$13,004		$12,891		$1,762,943	$1,466,743	$3,342,334	$3,483,364
Average Interest Rate(a)	6.08%	12.32	%(f)	12.64	%(f)	12.70	%(f)	5.66%	6.18%
Variable Rate Debt(a)				$875,000						$875,000	$861,875

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of December 31, 2009 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2010		2011		2012	2013	2014	Thereafter	Total	Fair Value
Notional Amount	$100,000	(b)							$100,000	$(3,535)
Fixed Rate(d)	4.08%
Notational Amount			$525,000	(c)					$525,000	$(15,317)
Fixed Rate(d)			3.11%

(a)	As of December 31, 2010, variable rate debt consisted of our Revolving Credit Facility ($300.0 million drawn) and Term Loan ($325.0 million) included above based on the June 8, 2012 maturity date. As of December 31, 2010, fixed rate debt consisted of: the Certificates issued in the Securitization ($1.75 billion): the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of December 31, 2010 was $295.4 million); the 7.00% senior notes due 2017 ($500.0 million); the 4.625% senior notes due 2015 ($600.0 million principal amount due at maturity, the balance as of December 31, 2010 was $599.3 million); the 5.05% Notes ($700.0 million principal amount due at maturity, the balance as of December 31, 2010 was $699.2 million); the 4.50% Notes ($1.0 billion principal amount due at maturity, the balance as of December 31, 2010 was $999.2 million); and other debt of $119.2 million (including the Colombian Short-Term Credit Facility). Interest on the Revolving Credit Facility and Term Loan is payable in accordance with the applicable LIBOR agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at December 31, 2010 for the Revolving Credit Facility and Term Loan was 3.10%. For the year ended December 31, 2010, the weighted average interest rate under the Revolving Credit Facility and Term Loan was 3.12%.

As of December 31, 2009, variable rate debt consists of our Revolving Credit Facility ($550.0 million drawn) and Term Loan ($325.0 million) included above based on the June 8, 2012 maturity date. As of December 31, 2009, fixed rate debt consists of: the Certificates ($1.75 billion); the 5.0% convertible notes due 2010 (“5.0% Notes”) ($59.7 million) (the 5.0% Notes matured on February 15, 2010, and were repaid using cash on hand); the 7.25% Notes ($300.0 million principal amount due at maturity, the balance as of December 31, 2009 is $295.0 million); ATI 7.25% Notes ($0.3 million); the 7.00% senior notes due 2017 (the “7.00% Notes”) ($500.0 million); the XCEL Credit Facility ($73.4 million); the 4.625% Notes ($600.0 million principal amount due at maturity, the balance as of December 31, 2009 is $599.2 million); and other debt of $59.0 million. Interest on the Revolving Credit Facility and Term Loan is payable in accordance with the applicable LIBOR agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at December 31, 2009 for the Revolving Credit Facility and Term Loan was 2.84%. For the year ended December 31, 2009, the weighted average interest rate under the Revolving Credit Facility and Term Loan was 3.63%.

(b)	Includes notional amounts of $100.0 million that expired in December 2010.

(c)	Includes notional amounts of $525.0 million that expire between January and March 2011.

(d)	Represents the weighted-average fixed rate or range of interest based on contractual notional amount as a percentage of total notional amounts in a given year.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of December 31, 2010, after giving effect to our interest rate swap agreements, was comprised of $50.0 million under the Revolving Credit Facility and $50.0 under the Term Loan. A 10% increase, or 31 basis points, in current interest rates would have caused an additional pre-tax charge to our net income and an increase in our cash outflows of $0.3 million for the year ended December 31, 2010.

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in stockholders’ equity and as a component of comprehensive income.

For the year ended December 31, 2010, approximately 19% of our total revenues and approximately 24% of our operating expenses were denominated in foreign currencies, as compared to 15% and 19% respectively, during the same period in 2009.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2010. As of December 31, 2010, the analysis indicated that such an adverse movement would not have a material effect on our revenue, operating results or cash flows.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Tower Corporation Boston,

Massachusetts

We have audited the internal control over financial reporting of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2010, and our report dated February 28, 2011, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 28, 2011

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and their respective ages and positions as of February 28, 2011 are set forth below:

James D. Taiclet, Jr.	50	Chairman, President and Chief Executive Officer
Thomas A. Bartlett	52	Executive Vice President and Chief Financial Officer
Edmund DiSanto	58	Executive Vice President, Chief Administrative Officer and General Counsel
William H. Hess	47	Executive Vice President, International Operations and President, Latin America and EMEA
Mark F.A. Kearns	47	Treasurer and Vice President, International Finance
Steven C. Marshall	49	Executive Vice President, and President, U.S. Tower Division
Robert J. Meyer, Jr.	47	Senior Vice President, Finance and Corporate Controller
Amit Sharma	60	Executive Vice President and President, Asia

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

Thomas A. Bartlett is our Executive Vice President and Chief Financial Officer. Mr. Bartlett joined us in April 2009. Prior to joining us, Mr. Bartlett served as Senior Vice President and Corporate Controller with Verizon Communications Inc. since November 2005. In this role, he was responsible for corporate-wide accounting, tax planning and compliance, SEC financial reporting, budget reporting and analysis, and capital expenditures planning functions. Mr. Bartlett previously held the roles of Senior Vice President and Treasurer, as well as Senior Vice President in Investor Relations. During his 25 year career with Verizon Communications and its predecessor companies and affiliates, he served in numerous operations and business development roles, including as the President and Chief Executive Officer of Bell Atlantic International Wireless from 1995 through 2000, where he was responsible for wireless activities in North America, Latin America, Europe and Asia, and was also an area President in Verizon’s U.S. wireless business responsible for all operational aspects in both the Northeast and Mid-Atlantic states. Mr. Bartlett began his career at Deloitte, Haskins & Sells. Mr. Bartlett earned his M.B.A. degree from Rutgers University and a Bachelor of Science in Engineering from Lehigh University, and became a Certified Public Accountant.

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

Mark F.A. Kearns is our Treasurer and Vice President, International Finance. Mr. Kearns joined us in February 2010, and was named our Treasurer in October 2010. Prior to joining us, Mr. Kearns served in numerous finance and accounting roles, both domestically and abroad, during his 16 year career at Verizon Communications, Inc., most recently serving as a Vice President, Finance for Verizon Telecom. Mr. Kearns previously held the role of Vice President and Chief Financial Officer – International for Verizon Business. Prior to joining Verizon, Mr. Kearns was a Manager, General Audit and Auditing Services, with Price Waterhouse. Mr. Kearns earned a Bachelor of Science in Accounting and a Bachelor of Arts in Economics from the University of Maryland, and is also a Certified Public Accountant.

Steven C. Marshall is our Executive Vice President and President, U.S. Tower Division. Mr. Marshall served as our Executive Vice President, International Business Development from November 2007 through March 2009, at which time he was appointed our Executive Vice President and President, U.S. Tower Division. Prior to joining us, Mr. Marshall was with National Grid Plc, where he served in a number of leadership and business development positions since 1997. Between 2003 and 2007, Mr. Marshall was Chief Executive Officer, National Grid Wireless, where he led National Grid’s wireless tower infrastructure business in the United States and United Kingdom. In addition, during his tenure at National Grid, as well as at Costain Group Plc and Tootal Group Plc, he led operational and business development efforts in Latin America, India, Southeast Asia, Africa and the Middle East. In October 2010, Mr. Marshall was appointed a director of PCIA-The Wireless Infrastructure Association. Mr. Marshall earned his M.B.A. degree from Manchester Business School in Manchester, England and a Bachelor of Science with honors in Building and Civil Engineering from the Victoria University of Manchester, England.

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

Information required by this item pursuant to Item 404 of SEC Regulation S-K relating to related party transactions is contained in the Definitive Proxy Statement under “Corporate Governance” and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February, 2011.

AMERICAN TOWER CORPORATION

By:	/S/ JAMES D. TAICLET, JR.
James D. Taiclet, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES D. TAICLET, JR. James D. Taiclet, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2011

/S/ THOMAS A. BARTLETT Thomas A. Bartlett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2011

/S/ ROBERT J. MEYER, JR. Robert J. Meyer, Jr.	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 28, 2011

/S/ RAYMOND P. DOLAN Raymond P. Dolan	Director	February 28, 2011

/S/ RONALD M. DYKES Ronald M. Dykes	Director	February 28, 2011

/S/ CAROLYN F. KATZ Carolyn F. Katz	Director	February 28, 2011

/S/ GUSTAVO LARA CANTU Gustavo Lara Cantu	Director	February 28, 2011

/S/ JOANN A. REED JoAnn A. Reed	Director	February 28, 2011

/S/ PAMELA D. A. REEVE Pamela D. A. Reeve	Director	February 28, 2011

/S/ DAVID E. SHARBUTT David E. Sharbutt	Director	February 28, 2011

/S/ SAMME L. THOMPSON Samme L. Thompson	Director	February 28, 2011

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Tower Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 28, 2011

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$883,963	$247,293
Restricted cash	75,972	47,836
Short-term investments and available-for-sale securities	46,428	9,776
Accounts receivable, net	80,961	67,949
Prepaid and other current assets	147,843	92,791
Deferred income taxes	169,007	189,451

Total current assets	1,404,174	655,096

PROPERTY AND EQUIPMENT, net	3,623,835	3,169,623
GOODWILL	2,490,295	2,250,538
OTHER INTANGIBLE ASSETS, net	1,985,352	1,594,625
DEFERRED INCOME TAXES	78,484	198,185
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	785,874	651,864

TOTAL	$10,368,014	$8,519,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$292,543	$185,138
Accrued interest	40,621	23,538
Current portion of long-term obligations	74,896	70,521
Unearned revenue	134,135	112,047

Total current liabilities	542,195	391,244

LONG-TERM OBLIGATIONS	5,512,492	4,141,060
OTHER LONG-TERM LIABILITIES	808,769	669,502

Total liabilities	6,863,456	5,201,806

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A common stock: $.01 par value, 1,000,000,000 shares authorized, 486,056,952 and 479,703,633 shares issued, and 398,677,234 and 401,596,984 shares outstanding, respectively	4,860	4,797
Additional paid-in capital	8,577,093	8,393,643
Accumulated deficit	(1,736,596)	(2,109,532)
Accumulated other comprehensive income (loss)	38,053	(12,649)
Treasury stock (87,379,718 and 78,106,649 shares at cost, respectively)	(3,381,966)	(2,961,177)

Total American Tower Corporation stockholders’ equity	3,501,444	3,315,082
Noncontrolling interest	3,114	3,043

Total stockholders’ equity	3,504,558	3,318,125

TOTAL	$10,368,014	$8,519,931

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
REVENUES:
Rental and management	$1,936,373	$1,668,420	$1,547,035
Network development services	48,962	55,694	46,469

Total operating revenues	1,985,335	1,724,114	1,593,504

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	447,629	383,990	363,024
Network development services	26,957	32,385	26,831
Depreciation, amortization and accretion	460,726	414,619	405,332
Selling, general, administrative and development expense (including stock-based compensation expense of $52,555, $60,670, and $54,807, respectively)	229,769	201,694	180,374
Other operating expenses	35,876	19,168	11,189

Total operating expenses	1,200,957	1,051,856	986,750

OPERATING INCOME	784,378	672,258	606,754

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $1,487, $1,488, and $1,489, respectively	14,212	14,210	14,253
Interest income	5,024	1,722	3,413
Interest expense	(246,018)	(249,803)	(253,584)
Loss on retirement of long-term obligations	(1,886)	(18,194)	(4,904)
Other income	315	1,294	5,988

Total other expense	(228,353)	(250,771)	(234,834)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	556,025	421,487	371,920
Income tax provision	(182,489)	(182,565)	(135,509)
Income on equity method investments	40	26	22

INCOME FROM CONTINUING OPERATIONS	373,576	238,948	236,433
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION OF $19, $3,140, AND $107,914, RESPECTIVELY	30	8,179	110,982

NET INCOME	$373,606	$247,127	$347,415
Net income attributable to noncontrolling interest	(670)	(532)	(169)

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$372,936	$246,595	$347,246

NET INCOME PER COMMON SHARE AMOUNTS:
BASIC:
Income from continuing operations attributable to American Tower Corporation	$0.93	$0.60	$0.60
Income from discontinued operations attributable to American Tower Corporation	—	0.02	0.28

Net income attributable to American Tower Corporation	$0.93	$0.62	$0.88

DILUTED:
Income from continuing operations attributable to American Tower Corporation	$0.92	$0.59	$0.58
Income from discontinued operations attributable to American Tower Corporation	—	0.02	0.27

Net income attributable to American Tower Corporation	$0.92	$0.61	$0.84

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	401,152	398,375	395,947

DILUTED	404,072	406,948	418,357

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity	Total Comprehensive Income
	Issued Shares	Amount	Shares	Amount

BALANCE, JANUARY 1, 2008	452,759,969	$4,527	(53,241,427)	$(2,047,818)	$7,772,382	$(3,626)	$(2,703,373)	$3,342	$3,025,434

Stock based compensation related activity	4,556,143	46	—	—	136,220	—	—	—	136,266
Issuance of common stock upon exercise of warrants	726,911	7	—	—	502	—	—	—	509
Issuance of common stock—Stock Purchase Plan	55,777	1	—	—	1,678	—	—	—	1,679
Treasury stock activity	—	—	(18,295,520)	(698,611)	—	—	—	—	(698,611)
Net change in fair value of cash flow hedges, net of tax	—	—	—	—	—	(15,761)	—	—	(15,761)	(15,761)
Net realized gain on cash flow hedges, net of tax	—	—	—	—	—	69	—	—	69	69
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	(521)	—	—	(521)	(521)
Convertible notes exchanged for common stock	10,415,043	104	—	—	198,442	—	—	—	198,546
Foreign currency translation adjustment	—	—	—	—	—	(192)	—	—	(192)	(192)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(354)	(354)
Net income	—	—	—	—	—	—	347,246	169	347,415	347,415

Total comprehensive income	—	—	—	—	—	—	—	—	—	$331,010

BALANCE, DECEMBER 31, 2008	468,513,843	$4,685	(71,536,947)	$(2,746,429)	$8,109,224	$(20,031)	$(2,356,127)	$3,157	$2,994,479

Stock based compensation related activity	3,130,516	31	—	—	121,996	—	—	—	122,027
Issuance of common stock upon exercise of warrants	72,032	1	—	—	319	—	—	—	320
Issuance of common stock—Stock Purchase Plan	77,509	1	—	—	1,852	—	—	—	1,853
Treasury stock activity	—	—	(6,569,702)	(214,748)	—	—	—	—	(214,748)
Net change in fair value of cash flow hedges, net of tax	—	—	—	—	—	4,770	—	—	4,770	4,770
Net realized gain on cash flow hedges, net of tax	—	—	—	—	—	119	—	—	119	119
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	63	—	—	63	63
Convertible notes exchanged for common stock	7,909,733	79	—	—	160,252	—	—	—	160,331
Foreign currency translation adjustment	—	—	—	—	—	2,430	—	—	2,430	2,430
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(646)	(646)
Net income	—	—	—	—	—	—	246,595	532	247,127	247,127

Total comprehensive income	—	—	—	—	—	—	—	—	—	$254,509

BALANCE, DECEMBER 31, 2009	479,703,633	$4,797	(78,106,649)	$(2,961,177)	$8,393,643	$(12,649)	$(2,109,532)	$3,043	$3,318,125

Stock based compensation related activity	4,646,904	46	—	—	174,031	—	—	—	174,077
Issuance of common stock upon exercise of warrants	1,631,061	16	—	—	6,843	—	—	—	6,859
Issuance of common stock—Stock Purchase Plan	75,354	1	—	—	2,576	—	—	—	2,577
Treasury stock activity	—	—	(9,273,069)	(420,789)	—	—	—	—	(420,789)
Net change in fair value of cash flow hedges, net of tax	—	—	—	—	—	9,496	—	—	9,496	9,496
Net realized gain on cash flow hedges, net of tax	—	—	—	—	—	118	—	—	118	118
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	7	—	—	7	7
Foreign currency translation adjustment	—	—	—	—	—	41,081	—	—	41,081	41,081
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(599)	(599)
Net income	—	—	—	—	—	—	372,936	670	373,606	373,606

Total comprehensive income	—	—	—	—	—	—	—	—	—	$424,308

BALANCE, DECEMBER 31, 2010	486,056,952	$4,860	(87,379,718)	$(3,381,966)	$8,577,093	$38,053	$(1,736,596)	$3,114	$3,504,558

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$373,606	$247,127	$347,415
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	460,726	414,619	405,332
Stock-based compensation expense	52,555	60,670	54,807
Income taxes related to discontinued operations	(19)	(3,140)	(107,914)
(Increase) decrease in restricted cash	(4,941)	7,612	(2,048)
Loss (gain) on investments and other non-cash (income) expense	5,085	(5,665)	314
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	16,652	12,582	11,189
Loss on retirement of long-term obligations	—	4,261	26
Amortization of deferred financing costs, debt discounts and other non-cash interest	9,408	9,838	9,426
Provision for losses on accounts receivable	4,188	8,449	2,557
Deferred income taxes	188,327	156,780	92,513
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(18,974)	(17,844)	(13,550)
Prepaid and other assets	(48,834)	(24,553)	(6,023)
Deferred rent asset	(105,226)	(36,306)	(50,369)
Accounts payable and accrued expenses	1,603	(9,609)	(27,374)
Accrued interest	16,633	(5,927)	(5,067)
Unearned revenue	44,382	(9,166)	23,929
Deferred rent liability	22,269	26,590	27,618
Other long-term liabilities	3,537	5,808	10,477

Cash provided by operating activities	1,020,977	842,126	773,258

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(346,664)	(250,262)	(243,484)
Payments for acquisitions, net of cash acquired	(899,606)	(295,603)	(42,817)
Proceeds from sales of short-term investments, available-for-sale securities and other long-term assets	21,722	47,424	46,796
Payments for short-term investments	(52,197)	(45,965)	(37,071)
Deposits, restricted cash and other	(24,157)	1,340	1,636

Cash used for investing activities	(1,300,902)	(543,066)	(274,940)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Borrowings under credit facilities	500,562	—	575,000
Proceeds from issuance of senior notes	1,698,370	900,000	—
Repayments of notes payable, credit facilities and capital leases	(983,737)	(931,199)	(327,453)
Purchases of Class A common stock	(430,618)	(213,288)	(714,655)
Proceeds from stock options, warrants and Stock Purchase Plan	138,508	65,973	82,928
Deferred financing costs and other financing activities	(12,755)	(16,428)	(3,992)

Cash provided by (used for) financing activities	910,330	(194,942)	(388,172)

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	6,265	98	(192)
NET INCREASE IN CASH AND CASH EQUIVALENTS	636,670	104,216	109,954
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	247,293	143,077	33,123

CASH AND CASH EQUIVALENTS, END OF YEAR	$883,963	$247,293	$143,077

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—American Tower Corporation is, together with its subsidiaries (collectively, “ATC” or the “Company”), an independent owner, operator and developer of wireless and broadcast communications sites in the United States, Brazil, Chile, Colombia, India, Mexico and Peru. The Company’s primary business is the leasing of antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. The Company also manages rooftop and tower sites for property owners, operates in-building and outdoor distributed antenna system (“DAS”) networks, and provides network development services that primarily support its rental and management operations and the addition of new tenants and equipment on its sites.

ATC is a holding company that conducts its operations through its directly and indirectly owned subsidiaries. ATC’s principal domestic operating subsidiaries are American Towers, Inc. (“ATI”) and SpectraSite Communications, LLC (“SpectraSite”). ATC conducts its international operations through its subsidiary, American Tower International, Inc., which in turn conducts operations through its various international operating subsidiaries. The Company’s international operations consist primarily of its operations in Brazil, Chile, Colombia, India, Mexico and Peru.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest, with the exception of Verestar, Inc. (“Verestar”), as discussed below. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies and Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying consolidated financial statements. The significant estimates in the accompanying consolidated financial statements include impairment of long-lived assets (including goodwill), asset retirement obligations, revenue recognition, rent expense, stock-based compensation and income taxes. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued as additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated up to the date of issuance of these financial statements (see note 21).

Changes in Presentation—Changes have been made to the presentation of gross purchases and sales of short-term investments within the consolidated statements of cash flows for the years ended December 31, 2009 and 2008.

Concentrations of Credit Risk—The Company is subject to concentrations of credit risk related to its cash and cash equivalents, notes receivable, trade receivables, deferred rent asset and derivative financial instruments. The Company mitigates its risk with respect to cash and cash equivalents and derivative financial instruments by maintaining its deposits and contracts at high quality financial institutions and monitoring the credit ratings of those institutions.

The Company derives the largest portion of its revenues, corresponding trade receivables and the related deferred rent asset from a small number of customers in the telecommunications industry, and approximately 59% of its revenues are derived from four customers in the industry. In addition, the Company has concentrations of credit risk in certain geographic areas.

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables and the related deferred rent assets by actively monitoring the credit worthiness of its borrowers and customers. In

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognizing customer revenue, the Company must assess the collectability of both the amounts billed and the portion recognized on a straight-line basis. This assessment takes customer credit risk and business and industry conditions into consideration to ultimately determine the collectability of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as the uncertainty is resolved. Any amounts which were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense.

Accounts receivable are reported net of allowances for doubtful accounts related to estimated losses resulting from a customer’s inability to make required payments and reserves for amounts invoiced whose collectability is not reasonably assured. These allowances are generally estimated based on payment patterns, days past due and collection history, and incorporate changes in economic conditions that may not be reflected in historical trends, such as customers in bankruptcy, liquidation or reorganization. Receivables are written-off against the allowances when they are determined uncollectible. Such determination includes analysis and consideration of the particular conditions of the account. Changes in the allowances were as follows for the years ended December 31, (in thousands):

	2010	2009	2008
Balance as of January 1,	$28,520	$11,482	$8,850
Current year increases	16,219	26,771	12,059
Recoveries and other	(22,234)	(9,733)	(9,427)

Balance as of December 31,	$22,505	$28,520	$11,482

The Company’s largest international customer is Iusacell, which is the brand name under which a group of companies controlled by Grupo Iusacell, S.A. de C.V. (“Grupo Iusacell”) operates. Iusacell represented approximately 4% of the Company’s total revenue for the year ended December 31, 2010. Grupo Iusacell has been engaged in a refinancing of a majority of its U.S. Dollar denominated debt, and in connection with this process, two of the legal entities of the group, including Grupo Iusacell, voluntarily filed for a pre-packaged Concurso Mercantil (a process substantially equivalent to Chapter 11 of U.S. Bankruptcy Law) with the backing of a majority of their financial creditors in December 2010. As of December 31, 2010, Iusacell notes receivable, net, and related assets (which include financing lease commitments and a deferred rent asset that are primarily long-term in nature) were $19.7 million and $51.2 million, respectively.

Functional Currency—As a result of changes to the organizational structure of the Company’s subsidiaries in Latin America in 2010, the Company determined that effective January 1, 2010, the functional currency of its foreign subsidiary in Brazil is the Brazilian Real. From that point forward, all assets and liabilities held by the subsidiary in Brazil are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable reporting period. Revenues and expenses are translated at the average monthly exchange rates and the cumulative translation effect is included in stockholders’ equity. The change in functional currency from U.S. Dollars to Brazilian Real gave rise to an increase in the net value of certain non-monetary assets and liabilities. The aggregate impact on such assets and liabilities was $39.8 million with an offsetting increase in accumulated other comprehensive income (loss).

As a result of the renegotiation of the Company’s agreements with its largest international customer, Iusacell, which included, among other changes, converting all of Iusacell’s contractual obligations to the Company from U.S. Dollars to Mexican Pesos, the Company has determined that effective April 1, 2010, the functional currency of certain of its foreign subsidiaries in Mexico is the Mexican Peso. From that point forward, all assets and liabilities held by those subsidiaries in Mexico are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable reporting period. Revenues and expenses are translated at the average monthly exchange rates and the cumulative translation effect is included in stockholders’ equity. The change in functional

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

currency from U.S. Dollars to Mexican Pesos gave rise to a decrease in the net value of certain non-monetary assets and liabilities. The aggregate impact on such assets and liabilities was $33.6 million with an offsetting decrease in accumulated other comprehensive income (loss).

The functional currency of the Company’s foreign operating subsidiaries in Chile, Colombia, India and Peru is the respective local currency. All assets and liabilities held by the subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable fiscal reporting period. Revenues and expenses are translated at the average monthly exchange rates. The cumulative translation effect is included in stockholders’ equity and as a component of comprehensive income. Foreign currency transaction gains and losses are recognized in the consolidated statements of operations and are primarily the result of transactions of a subsidiary being denominated in a currency other than its functional currency.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, demand deposits and short-term investments, including money market funds, with original maturities of three months or less, whose cost equals fair value.

Restricted Cash—The Company classifies as restricted cash all cash pledged as collateral to secure obligations and all cash whose use is otherwise limited by contractual provisions, including cash on deposit in reserve accounts relating to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in the Company’s securitization transaction.

Short-Term Investments and Available for Sale Securities—As of December 31, 2010 and 2009, short-term investments includes government bonds of approximately $46.2 million and $9.6 million, respectively, with original maturities in excess of three months. As of December 31, 2010 and 2009, the Company’s only short-term available-for-sale security was 39,871 shares of common stock of FiberTower Corporation, which had a fair value of approximately $0.2 million (at a price of $4.46 per share and $4.18 per share, respectively). All investments classified as available-for-sale are carried at fair value on the consolidated balance sheet. The net unrealized gains or losses on the available-for-sale securities, net of estimated taxes, are reported as accumulated other comprehensive (loss) income, unless such changes are deemed other than temporary. The Company periodically reviews the value of available-for-sale securities and records any impairment charges in the consolidated statement of operations and comprehensive (loss) income for any decline in value that is determined to be other-than-temporary. The Company does not have any investments classified as trading.

As of December 31, 2010 and 2009, the unrealized losses included in other comprehensive (loss) income, net of taxes totaled $0.3 million.

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

Towers or assets acquired through capital leases are reflected in property and equipment at the present value of future minimum lease payments or the fair market value of the leased asset at the inception of the lease. Property and equipment, network location intangibles and assets held under capital leases are amortized over the shorter of the lease term or the estimated useful lives of the assets for periods up to twenty years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets—The Company reviews goodwill and intangible assets with indefinite lives for impairment at least annually (as of December 31) or whenever events or circumstances indicate the carrying value of an asset may not be recoverable. Increased expansion activity in international markets and changes to its organizational structure have led the Company to separately disclose its rental and management operations in two reportable segments: domestic rental and management and international rental and management. Although the reportable segments have changed, there has been no change to the reporting units used for testing goodwill.

All of the Company’s goodwill is recorded in its domestic and international rental and management segments. The Company utilizes the two step impairment test when testing goodwill for impairment. When conducting this test, the Company employs a discounted cash flow analysis, corroborated by a peer group and market valuation analysis. The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal sales growth rate, management’s expectations of future operating results, the current weighted average cost of capital, and a current tax rate. Under the first step of this test, the Company compares the fair value of the reporting unit, as calculated under an income approach using future discounted cash flows, to the carrying value of the applicable reporting unit. If the carrying value exceeds the fair value, the Company conducts the second step of this test, in which the implied fair value of the applicable reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recognized.

During the years ended December 31, 2010 and 2009, no potential impairment was determined under the first step of the test as the fair value of the Company’s reporting units is substantially in excess of its carrying value.

Intangible assets that are separable from goodwill and are deemed to have a definite life are amortized over their useful lives, generally ranging from three to twenty years and are evaluated separately for impairment or at least annually or whenever events or circumstances indicate that the carrying value of an asset may not be recoverable.

Notes Receivable and Other Long-Term Assets—Notes receivable and other long-term assets primarily represent the Company’s notes receivable from TV Azteca, the deferred rent asset associated with non-cancellable tenant leases that contain fixed escalation clauses over the terms of the applicable leases, as well as investments, prepaid ground lease assets, long-term deposits, favorable leasehold interests and other long-term assets.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Discount and Premium on Notes—The Company amortizes the discounts on its convertible, senior and senior subordinated discount notes and the premiums on its senior notes, using the effective interest method over the term of the obligation. Such amortization is reflected in interest expense in the accompanying consolidated statements of operations.

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

The Company has certain legal obligations related to tower assets, which are principally obligations to remediate leased land on which certain of the Company’s tower assets are located which require the recognition of an asset retirement obligation. The significant assumptions used in estimating the Company’s aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate the Company’s incremental borrowing rate. The Company’s asset retirement obligation is included in other long-term liabilities in the accompanying consolidated balance sheets.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Comprehensive (Loss) Income—Other comprehensive (loss) income refers to revenues, expenses, gains and losses that are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive (loss) income is comprised of realized and unrealized gains/losses on derivative cash flow hedges, short-term available-for-sale securities and foreign currency translation as summarized in the accompanying consolidated statement of stockholders’ equity.

Treasury Stock—The Company records treasury stock purchases under the cost method, whereby the purchase price, including legal costs and commissions, is recorded in a contra equity account (treasury stock). The equity accounts from which the shares were originally issued are not adjusted for any treasury stock purchases.

Acquisitions—For those acquisitions that meet the criteria of a business combination, we allocate the purchase price to the assets acquired and the liabilities assumed, including any contingent consideration, at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. For those acquisitions that do not meet the criteria of a business combination, the Company first allocates the purchase price to property and equipment for the fair value of the towers and to identifiable intangible assets (primarily acquired customer base and network location intangibles). The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, the Company must estimate the cost to replace the asset with a new asset and the economic useful life. When determining the fair value of intangible assets acquired, the Company must estimate the applicable discount rate and the timing and amount of future customer cash flows. The determination of the final purchase price and allocation may extend over more than one period and result in adjustments to the preliminary estimate recognized.

Revenue Recognition—Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned and when collectability is reasonably assured. Fixed escalation clauses present in non-cancellable lease agreements, excluding those tied to the Consumer Price Index (“CPI”) or other inflation-based indices, and other incentives present in lease agreements with the Company’s customers are recognized on a straight-line basis over the fixed, non-cancellable terms of the applicable leases. Total rental and management straight-line revenues for the years ended December 31, 2010, 2009 and 2008 approximated $105.2 million, $36.3 million and $50.4 million, respectively. Amounts billed up-front for certain services provided in connection with the execution of lease agreements are initially deferred and recognized as revenue

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

over the initial terms of the applicable leases. Amounts billed or received prior to being earned are deferred and reflected in unearned revenue in the accompanying consolidated balance sheets until the earnings process is complete.

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

Total rental and management straight-line ground rent expense approximated $22.3 million, $26.6 million and $27.6 million, for the years ended December 31, 2010, 2009 and 2008, respectively. In addition to the straight-line ground rent expense recorded by the Company, the Company also records its straight-line rent liability in other long-term liabilities and records prepaid ground rent in prepaid and other current assets in the accompanying consolidated balance sheets.

Selling, General, Administrative and Development Expense—Selling, general and administrative expense consists of overhead expenses related to the Company’s rental and management and services operations and corporate overhead costs not specifically allocable to either of the Company’s individual business operations. Development expense consists of costs to integrate acquisitions, costs associated with new business initiatives and abandoned site and acquisition costs.

Stock-Based Compensation—Stock-based compensation cost is measured at the accounting measurement date based on the fair value of the award and the fair value is recognized as an expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of awards that will not fully vest and be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model and the fair value of restricted stock units based on the fair value of the units at the grant date. The Company’s stock-based compensation expense is included in selling, general, administrative and development expense.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Operating Expenses—Other operating expenses includes the costs incurred by the Company in conjunction with acquisitions and mergers, impairments on long-lived assets and gains and losses recognized upon the disposal of long-lived assets and other discrete items of non-recurring nature.

Subsequent to January 1, 2009, the Company expenses acquisition and merger related costs in the period in which they are incurred and services are received. Acquisition and merger related costs may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees and general administrative costs.

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

Discontinued Operations—Legal reorganization or bankruptcy are conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. In December 2003, Verestar filed for protection under Chapter 11 of the federal bankruptcy laws. Accordingly, the Company ceased to consolidate Verestar’s financial results beginning on December 22, 2003. The Company has incurred costs and related tax effects in connection with its involvement in the Verestar bankruptcy proceedings and related litigation. During 2007, the Company settled litigation related to the Verestar bankruptcy. In April 2008, the bankruptcy court approved Verestar’s plan of liquidation and in December 2008, Verestar was liquidated. As a result, in 2008, the Company recorded an income tax benefit of $110.1 million related to losses associated with its investment in Verestar as income from discontinued operations during the year ended December 31, 2008. The Company recorded net income from discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, of $0.03 million, $8.2 million and $111.0 million, respectively.

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

Earnings Per Common Share—Basic and Diluted—Basic income from continuing operations per common share for the years ended December 31, 2010, 2009 and 2008 represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share for the years ended

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008 represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including unvested restricted stock, shares issuable upon exercise of stock options and warrants as determined under the treasury stock method and upon conversion of the Company’s convertible notes, as determined under the if-converted method.

Retirement Plan—The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. The Company’s matching contribution is 50% up to a maximum 6% of a participant’s contributions. For the years ended December 31, 2010, 2009 and 2008, the Company contributed approximately $1.9 million, $1.9 million and $1.5 million to the plan, respectively.

Accounting Standards Updates—In October 2009, the FASB issued new guidance which establishes accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance allows companies to allocate the overall consideration to each deliverable under the arrangement using the estimated selling prices in the absence of vendor specific objective evidence or third-party evidence of selling price for deliverables. This guidance is effective for any contracts entered into, or materially modified by the Company after January 1, 2011. The Company does not anticipate this update will have a material impact on its consolidated results of operations or financial position.

2.    PROPERTY AND EQUIPMENT

Property and equipment (including assets held under capital leases) consist of the following:

	Estimated Useful Lives (1)	As of December 31,
		2010	2009
	(years)	(in thousands)
Towers (2)	Up to 20	$5,177,370	$4,682,274
Equipment	3 - 15	368,860	309,791
Buildings and improvements	15 - 32	210,082	207,333
Land and improvements (3)	15 - 32	473,477	374,621
Construction-in-progress		86,358	47,063

Total		6,316,147	5,621,082
Less accumulated depreciation and amortization		(2,692,312)	(2,451,459)

Property and equipment, net		$3,623,835	$3,169,623

(1)	Assets on leased land are depreciated over the shorter of the estimated useful life of the asset or the term of the corresponding ground lease.
(2)	December 31, 2009 balance has been revised to reflect purchase accounting measurement period adjustments.
(3)	Estimated useful lives apply to land improvements only.

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $286.0 million, $258.9 million and $248.7 million, respectively. Property and equipment, net includes approximately $313.8 million of capital leases, which are classified as either towers or land and improvements as of December 31, 2010.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009 (1)

Balance as of January 1, as revised for purchase accounting measurement period adjustments	$2,250,538	$2,186,233
Additions	230,169	63,351
Effect of foreign currency translation	9,588	954

Balance as of December 31,	$2,490,295	$2,250,538

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.

The Company’s other intangible assets subject to amortization consist of the following:

		As of December 31, 2010			As of December 31, 2009 (3)
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)	(in thousands)
Acquired network location (1)	20	$1,301,208	$(603,578)	$697,630	$1,105,397	$(551,746)	$553,651
Acquired customer base	15-20	750,104	(513,223)	236,881	756,928	(479,937)	276,991
Acquired customer relationship	20	1,209,292	(223,628)	985,664	875,318	(173,747)	701,571
Acquired licenses and other intangibles	5-15	21,601	(19,984)	1,617	21,574	(19,936)	1,638
Economic Rights, TV Azteca	70	30,292	(13,646)	16,646	30,292	(13,213)	17,079

Total		3,312,497	(1,374,059)	1,938,438	2,789,509	(1,238,579)	1,550,930
Deferred financing costs, net (2)	N/A			46,914			43,695

Other intangible assets, net				$1,985,352			$1,594,625

(1)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease or 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(2)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate. This amortization is included in interest expense, rather than in amortization expense.
(3)	December 31, 2009 balances have been revised to reflect purchase accounting measurement period adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquired network location intangible represents the value to the Company of the incremental revenue growth which could potentially be obtained from leasing the excess capacity on acquired communications sites. The acquired customer base and acquired customer relationship intangibles typically represent the value to the Company of customer contracts and relationships in place at the time of an acquisition, including assumptions regarding estimated renewals. The Company has historically differentiated these intangible assets based upon whether or not they result from an acquisition which meets the criteria of a business combination (acquired customer relationship) or does not meet the criteria of a business combination (acquired customer base). The acquired licenses and other intangibles consist primarily of non-competition agreements acquired from SpectraSite, Inc., and in other tower acquisitions.

The Company amortizes these intangibles on a straight-line basis. As of December 31, 2010, the weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights is approximately 12 years. Amortization of intangible assets for the years ended December 31, 2010, 2009 and 2008 aggregated approximately $156.1 million, $140.2 million and $143.1 million, respectively (excluding amortization of deferred financing costs, which is included in interest expense). Based on the current estimated useful lives, the Company expects to record amortization expense (excluding amortization of deferred financing costs) as follows over the next five years (in thousands):

Year Ending December 31,
2011	$164,217
2012	162,470
2013	154,017
2014	145,045
2015	129,590

4.    NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS

Notes receivable and other long-term assets consist of the following as of December 31, (in thousands):

	2010	2009
Deferred rent asset	$470,637	$365,112
Notes receivable	129,157	110,565
Long-term prepaid assets	69,140	84,801
Other miscellaneous assets	116,940	91,386

Balance as of December 31,	$785,874	$651,864

Deferred Rent Asset—The Company’s deferred rent asset is associated with non-cancellable tenant leases that contain fixed escalation clauses over the terms of the applicable leases.

TV Azteca Note Receivable—In 2000, the Company loaned TV Azteca, S.A. de C.V. (“TV Azteca”), the owner of a major national television network in Mexico, $119.8 million. The loan has an interest rate of 13.11%, payable quarterly. As of December 31, 2010 and 2009, approximately $119.8 million undiscounted (approximately $108.2 million discounted) under the loan was outstanding and included in notes receivable and other long-term assets in the accompanying consolidated balance sheets. The term of the loan is seventy years; however, the loan may be prepaid by TV Azteca without penalty during the last fifty years of the agreement. The discount on the loan is being amortized to interest income, TV Azteca, net of interest expense, using the effective interest method over the seventy-year term of the loan.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has accounted for the annual payment of $1.5 million as a capital lease (initially recording an asset and a corresponding liability of approximately $18.6 million). The capital lease asset and the discount on the note, which aggregate approximately $30.2 million, represent the cost to acquire the Economic Rights, which is recorded as an intangible asset and is being amortized over the seventy-year life of the Economic Rights agreement.

Iusacell Note Receivable—Effective April 1, 2010, the Company renegotiated its agreement with Iusacell to include, among other changes, the conversion of its accounts receivable, net, and associated value added tax, to a long-term note receivable to be repaid over five years. The loan has an interest rate of 12.0%, payable quarterly beginning June 30, 2011. As of December 31, 2010, approximately $18.6 million, net, under the loan was outstanding and included in notes receivable and other long-term assets and $1.1 million was outstanding and included in prepaid and other current assets in the accompanying consolidated balance sheets.

Long-Term Prepaid Assets—Long-term prepaid assets consist primarily of long-term prepaid ground rent.

5. ACQUISITIONS AND OTHER TRANSACTIONS

Acquisitions

XCEL Acquisition—On May 27, 2009, the Company acquired 100% of the outstanding common and preferred stock of XCEL Telecom Private Limited (“XCEL”). This acquisition had a final purchase price, after certain post-closing adjustments, of $98.0 million. During the year ended December 31, 2010, the Company finalized the purchase accounting for this acquisition. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

This acquisition has been accounted as a business combination. The preliminary purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets and liabilities at the date of acquisition, subject to subsequent adjustments as certain preliminary estimates of the fair value of assets and liabilities were finalized.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the aggregate purchase consideration paid and the amounts of assets and liabilities acquired at the acquisition date (in thousands):

	Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets	$27,808	$27,808
Non-current assets	31,804	31,804
Property and equipment	83,523	83,523
Intangible assets (3)	38,091	38,091
Current liabilities	(23,066)	(23,066)
Other long-term liabilities	(112,758)	(112,758)

Fair value of net assets acquired	$45,402	$45,402

Goodwill (4)	52,631	50,641

(1)	Reflected in the consolidated balance sheet in the 2010 Form 10-K.
(2)	Reflected in the consolidated balance sheet in the 2009 Form 10-K.
(3)	Consists of customer relationships of approximately $18.3 million and network location intangibles of approximately $19.8 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	Goodwill will not be deductible for income tax purposes. The goodwill was allocated to the international rental and management segment.

Insight Acquisition—On October 28, 2009, the Company acquired 100% of the outstanding stock of Insight Infrastructure Pte. Ltd. This acquisition had a final purchase price, after certain post-closing adjustments, of $19.3 million. During the year ended December 31, 2010, the Company finalized the purchase accounting for this acquisition. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

The acquisition has been accounted for as a business combination. The preliminary purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets and liabilities at the date of acquisition, subject to subsequent adjustments as certain preliminary estimates of the fair value of the assets and liabilities were finalized.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets and liabilities acquired at the acquisition date (in thousands):

	Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets	$3,291	$3,291
Non-current assets	222	261
Property and equipment	19,625	19,625
Intangible assets (3)	2,709	4,408
Current liabilities	(7,238)	(7,238)
Other long-term liabilities	(878)	(1,456)

Fair value of net assets acquired	$17,731	$18,891

Goodwill (4)	1,617	22

(1)	Reflected in the consolidated balance sheet in the 2010 Form 10-K.
(2)	Reflected in the consolidated balance sheet in the 2009 Form 10-K.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Consists of customer relationships of approximately $0.9 million and network location intangibles of approximately $1.8 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	Goodwill will not be deductible for income tax purposes. The goodwill was allocated to the international rental and management segment.

ETIPL Acquisition—On August 6, 2010, the Company’s indirectly held, wholly owned Indian subsidiary, Transcend Infrastructure Limited, acquired substantially all the issued and outstanding shares of Essar Telecom Infrastructure Private Limited (“ETIPL”), for an aggregate purchase price of approximately $420.7 million. At closing, ETIPL owned 4,629 towers in India, as well as a number of towers under construction. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

This acquisition has been accounted for as a business combination. The purchase price was preliminarily allocated to the acquired assets and liabilities based upon their estimated fair value at the date of acquisition. The preliminary goodwill of $193.4 million is calculated as the purchase premium after first allocating the purchase price to the fair value of net assets acquired. The preliminary allocation of the purchase price will be finalized upon the final settlement of the purchase price with the sellers and the subsequent completion of analyses of the fair value of the assets and liabilities acquired.

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid for ETIPL and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase Price Allocation
Current assets (1)	$147,996
Non-current assets	2,762
Property and equipment	189,750
Intangible assets (2)	151,371
Current liabilities	(198,286)
Other long-term liabilities	(66,247)

Fair value of net assets acquired	$227,346

Goodwill (3)	193,353

(1)	Includes approximately $13.5 million of accounts receivable which approximates the value due to the Company under certain contractual arrangements.
(2)	Consists of customer relationships of approximately $94.7 million and network location intangibles of approximately $56.7 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(3)	Goodwill will not be deductible for income tax purposes. The goodwill was allocated to the international rental and management segment.

Approximately $41.3 million of revenue and $0.4 million of net income associated with ETIPL are included in the consolidated statement of operations for the year ended December 31, 2010. The following table details the unaudited proforma revenues and earnings as if the Company had acquired ETIPL on January 1, 2009 (in millions):

	Year Ended December 31,
	2010	2009
Revenues	$2,038	$1,790
Net income attributable to American Tower Corporation	$370	$248

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brazil Acquisition—On July 22, 2009, the Company completed its acquisition of 230 towers and related third party leases located in Brazil for an aggregate purchase price of $51.3 million, which consisted of $50.5 million in cash and the assumption of $0.8 million in liabilities. This acquisition is consistent with the Company’s strategy to expand in selected geographic areas.

The acquisition has been accounted for as a business combination. The preliminary purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets and liabilities at the date of acquisition, subject to subsequent adjustments, as certain preliminary estimates of the fair value of assets and liabilities were finalized.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired at the acquisition date (in thousands):

	Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets	$6,165	$—
Property and equipment	10,424	32,015
Intangible assets (3)	30,074	19,260

Fair value of net assets acquired	$46,663	$51,275

Goodwill (4)	4,612	—

(1)	Reflected in the consolidated balance sheet in the 2010 Form 10-K.
(2)	Reflected in the consolidated balance sheet in the 2009 Form 10-K.
(3)	Consists of customer relationships of approximately $22.9 million and network location intangibles of approximately $7.2 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	Goodwill is expected to be deductible for income tax purposes. The goodwill was allocated to the international rental and management segment.

Chile Acquisition – On June 29, 2010, the Company entered into definitive agreements to purchase towers from Telefónica Chile S.A. and its affiliates. The Company acquired 113 towers for an aggregate purchase price of $20.3 million on June 29, 2010, and expects to close on the remaining 174 towers by the end of 2011, subject to customary closing conditions. The acquisition is consistent with the Company’s strategy to expand in selected international markets. The acquisition is being accounted for as a business combination.

At the date of acquisition, the preliminary purchase price was allocated to property and equipment. During the year ended December 31, 2010, the Company updated the purchase accounting for this acquisition and adjusted the fair value of the assets acquired and liabilities assumed in the consolidated balance sheet. The allocation of the purchase price will be finalized upon completion of the transaction and the analyses of fair value of the net assets acquired and may result in the recognition of goodwill.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Purchase Price Allocation
Property and equipment	$5,090
Intangible assets (1)	17,091
Long-term liabilities	(1,873)

Fair value of net assets acquired	$20,308

(1)	Consists of customer relationships of approximately $10.5 million and network location intangibles of approximately $6.6 million as of December 31, 2010. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.

Peru Acquisition—On August 9, 2010, the Company announced that it had entered into a definitive agreement to purchase towers from Telefónica del Peru S.A.A. As of December 31, 2010, the Company acquired 475 towers for an aggregate purchase price of $88.0 million. The acquisition is consistent with the Company’s strategy to expand in selected international markets. This acquisition is being accounted for as a business combination.

The purchase price was preliminarily allocated to the acquired assets and liabilities based upon their estimated fair value at the date of acquisition. The preliminary allocation of the purchase price will be finalized upon completion of the transaction and the analyses of fair value of the net assets acquired.

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based on the estimated fair value of the acquired assets and assumed liabilities at the date of acquisition (in thousands):

Purchase Price Allocation
Non-current assets	$13,850
Property and equipment	4,966
Intangible assets (1)	56,876
Long-term liabilities	(6,433)

Fair value of net assets acquired	$69,259

Goodwill (2)	18,785

(1)	Consists of customer relationships of approximately $17.7 million and network location intangibles of approximately $39.2 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(2)	Goodwill will not be deductible for income tax purposes. The goodwill was allocated to the international rental and management segment.

Colombia—Moviles Acquisition—During October 2010, the Company entered into a definitive agreement to purchase towers from Telefónica Moviles Colombia S.A. Pursuant to this agreement, the Company completed the purchase of 500 towers during the year ended December 31, 2010 for an aggregate purchase price of $72.7 million. The acquisition is consistent with the Company’s strategy to expand in selected international markets. This acquisition is being accounted for as a business combination.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based on the estimated fair value of the acquired assets and assumed liabilities at the date of acquisition (in thousands):

Purchase Price Allocation
Property and equipment	$22,378
Intangible assets (1)	60,723
Long-term liabilities	(10,376)

Fair value of net assets acquired	$72,725

(1)	Consists of customer relationships of approximately $25.2 million and network location intangibles of approximately $35.5 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.

Cincinnati Bell Acquisition—On December 23, 2009, the Company acquired 196 towers from Cincinnati Bell Inc. This acquisition had a final purchase price, after certain post-closing adjustments, of $99.9 million. During the year ended December 31, 2010, the Company finalized the purchase accounting for this acquisition and retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the consolidated balance sheet for the year ended December 31, 2009. The acquisition has been accounted for as a business combination. The purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the date of acquisition.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

	Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$770	$—
Property and equipment	31,850	16,147
Intangible assets (3)	70,600	83,723
Long-term liabilities	(7,841)	—

Fair value of net assets acquired	$95,379	$99,870

Goodwill (4)	4,491	—

(1)	Reflected in the consolidated balance sheet in the 2010 Form 10-K.
(2)	Reflected in the consolidated balance sheet in the 2009 Form 10-K.
(3)	Consists of customer relationships of approximately $58.2 million and network location intangibles of approximately $12.4 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	Goodwill is expected to be deductible for income tax purposes. The goodwill was allocated to the domestic rental and management segment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Acquisitions—During the year ended December 31, 2010, the Company acquired 548 towers through multiple acquisitions in the United States for an aggregate purchase price of $329.3 million and contingent consideration of approximately $4.6 million. The acquisition of these towers is consistent with the Company’s strategy to expand in selected geographic areas and have been accounted for as business combinations.

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based on the estimated fair value of the acquired assets and assumed liabilities at the date of acquisition (in thousands):

Purchase Price Allocation
Non-current assets	$442
Property and equipment	64,564
Intangible assets (1)	260,898
Current liabilities	(360)
Long-term liabilities	(7,802)

Fair value of net assets acquired	$317,742

Goodwill (2)	16,131

(1)	Consists of customer relationships of approximately $205.4 million and network location intangibles of approximately $55.5 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(2)	Goodwill is expected to be deductible for income tax purposes. The goodwill was allocated to the domestic rental and management segment.

The allocation of the purchase price will be finalized upon completion of analyses of the fair value of the assets acquired and liabilities assumed.

South Africa Acquisition—On November 4, 2010, the Company entered into a definitive agreement with Cell C (Pty) Limited to purchase up to approximately 1,400 existing towers, and up to 1,800 additional towers that either are under construction or will be constructed, for an aggregate purchase price of up to approximately $430 million. The Company anticipates closing the purchase of up to 1,400 existing towers during 2011, subject to customary closing conditions.

Other Transactions

Coltel Transaction—On September 3, 2010, the Company entered into a definitive agreement to purchase the exclusive use rights for towers in Colombia from Colombia Telecomunicaciones S.A. E.S.P. (“Coltel”) until 2023, when ownership of the towers will transfer to the Company at no additional cost. Pursuant to that agreement, the Company completed the purchase of exclusive use rights for 508 towers for an aggregate purchase price of $86.8 million during the year ended December 31, 2010. The Company expects to complete the purchase of the exclusive use rights for an additional 180 towers by the end of 2011, subject to customary closing conditions. The transaction has been accounted for as a capital lease, with the aggregated purchase price being allocated to property and equipment and non-current assets.

Joint Venture with MTN Group—On December 6, 2010, the Company entered into a definitive agreement with MTN Group Limited (“MTN Group”) to establish a joint venture in Ghana (“TowerCo Ghana”). TowerCo Ghana, which will be managed by the Company, will be owned by a holding company of which a wholly owned American Tower subsidiary will hold a 51% share and a wholly owned MTN Group subsidiary (“MTN Ghana”) will hold a 49% share. The transaction involves the sale of up to 1,876 of MTN Ghana’s existing sites to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TowerCo Ghana for an agreed purchase price of up to approximately $430 million, of which the Company will pay up to approximately $220 million for its 51% stake in the holding company. MTN Ghana will be the anchor tenant, on commercial terms, on each of the towers being purchased. The Company also expects that TowerCo Ghana will build at least an additional 400 sites for both MTN Ghana and other wireless operators in Ghana over the next five years. The Company expects to close on an initial tranche of towers in the first half of 2011, subject to customary closing conditions.

6.     LONG-TERM OBLIGATIONS

Outstanding amounts under the Company’s long-term financing arrangements consist of the following as of December 31, (in thousands):

	2010	2009
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	$1,750,000
Revolving credit facility	300,000	550,000
Term loan	325,000	325,000
XCEL credit facility	—	73,367
Colombian short-term credit facility	72,889	—
4.50% senior notes	999,216	—
5.05% senior notes	699,186	—
4.625% senior notes	599,346	599,210
7.00% senior notes	500,000	500,000
7.25% senior notes	295,420	295,038
5.0% convertible notes	—	59,683
7.25% senior subordinated notes	—	288
Notes payable and capital leases	46,331	58,995

Total	5,587,388	4,211,581
Less current portion of long term obligations	(74,896)	(70,521)

Long-term obligations	$5,512,492	$4,141,060

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Borrowers may prepay the Loan in whole or in part at any time provided it is accompanied by applicable prepayment consideration. If the prepayment occurs within nine months of the anticipated repayment date, no prepayment consideration is due. The entire unpaid principal balance of the Loan components will be due in April 2037. The Loan may be defeased in whole or in part at any time.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the Loan Agreement, the Borrowers are required to maintain reserve accounts, including for debt service payments, ground rents, real estate and personal property taxes, insurance premiums and management fees, and to reserve a portion of advance rents from tenants on the Secured Towers. Based on the terms of the Loan Agreement, all rental cash receipts received each month are restricted and held by the Trustee. The $49.2 million held in the reserve accounts as of December 31, 2010 is classified as restricted cash on the Company’s accompanying consolidated balance sheet.

Revolving Credit Facility— As of December 31, 2010, the Company had $300.0 million outstanding under its $1.25 billion senior unsecured revolving credit facility (“Revolving Credit Facility”) and has approximately $32.3 million of undrawn letters of credit outstanding. In March 2008, the Company increased its borrowing under the Revolving Credit Facility using net proceeds from its term loan, as discussed below. The Company continues to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course.

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

The Company has the option of choosing either a defined base rate or the London Interbank Offered Rate (“LIBOR”) as the applicable base rate for borrowings under the Revolving Credit Facility. The interest rate ranges between 0.40% to 1.25% above the LIBOR rate for LIBOR based borrowings or between 0.00% to 0.25% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. As of December 31, 2010, the interest rate of the Revolving Credit Facility, not taking into effect the Company’s

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

derivative financial instruments, was 0.92%. A quarterly commitment fee on the undrawn portion of the Revolving Credit Facility is required, ranging from 0.08% to 0.25% per annum, based upon the Company’s debt ratings.

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

Term Loan—In March 2008, the Company increased its borrowing capacity under its $1.25 billion Revolving Credit Facility by adding $325.0 million of term loan commitments (“Term Loan”). As of December 31, 2010, the Term Loan was fully drawn. At closing, the Company received net proceeds of approximately $321.7 million from the Term Loan, which, together with available cash, was used to repay $325.0 million of existing indebtedness under the Revolving Credit Facility.

The Term Loan is governed by the terms of the loan agreement for the Revolving Credit Facility. Consistent with the terms of the Revolving Credit Facility, the borrower under the Term Loan is American Tower Corporation, and the maturity date for the Term Loan is June 8, 2012. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The Company has the option of choosing either a defined base rate or the LIBOR rate as the applicable base rate for borrowings under the Term Loan. The interest rate ranges between 0.50% to 1.50% above the LIBOR rate for LIBOR based borrowings or between 0.00% to 0.50% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. As of December 31, 2010, the interest rate of the Term Loan, not taking into effect the Company’s derivative financial instruments, was 1.06%.

XCEL Credit Facility—At the time of the Company’s acquisition of XCEL on May 27, 2009, a 4.8 billion Indian Rupee-denominated credit facility (“XCEL Credit Facility”) was in place, of which 3.4 billion Indian Rupees (approximately $77.3 million) was outstanding. In April 2010, the Company repaid all outstanding indebtedness incurred under the XCEL Credit Facility and terminated the XCEL Credit Facility upon repayment.

Colombian Short-Term Credit Facility—In connection with the purchase of the exclusive rights for 508 towers from Coltel, the Company entered into a 72.8 billion Colombian Peso-denominated revolving credit facility on September 3, 2010. On November 24, 2010, the Company increased the revolving credit facility by 66.3 billion Colombian Pesos. As of December 31, 2010, 139.1 billion Colombian Pesos (approximately $72.9 million) were outstanding under this credit facility. The initial credit facility matures on March 2, 2011 and the supplemental credit facility matures on May 26, 2011. Interest accrues at a rate of 6.50% and is payable upon maturity.

ETIPL Debt—At the time of the Company’s acquisition of ETIPL on August 6, 2010, ETIPL had in place term loans principally denominated in Indian Rupees in an amount equal to approximately 6.5 billion Indian Rupees, and a working capital loan in an amount equal to approximately 297.5 million Indian Rupees (approximately $147.8 million) (“ETIPL Debt”). In October 2010, the Company repaid and terminated all of the outstanding ETIPL Debt.

Outstanding Notes—The following is a description of the Company’s outstanding senior and convertible notes as of December 31, 2010 and 2009.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.50% Senior Notes—The 4.50% senior notes due 2018 (“4.50% Notes”) were issued during the year ended December 31, 2010 and mature on January 15, 2018, and interest is payable semi-annually in arrears on January 15 and July 15 of each year. The Company may redeem the 4.50% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. The supplemental indenture contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its subsidiaries’ abilities to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the supplemental indenture. If the Company undergoes a change of control and ratings decline (in the event that on or within 90 days after an announcement of a change of control, both of its current investment grade credit ratings cease to be investment grade), each as defined in the supplemental indenture, the Company will be required to offer to repurchase all of the 4.50% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest (including additional interest, if any) up to but not including the repurchase date. The 4.50% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

As of December 31, 2010, the Company had $999.2 million net ($1.0 billion aggregate principal amount) outstanding under the 4.50% Notes. As of December 31, 2010, the carrying value includes a discount of $0.8 million.

5.05% Senior Notes—The 5.05% senior notes due 2020 (“5.05% Notes”) were issued during the year ended December 31, 2010 and mature on September 1, 2020, and interest is payable semi-annually in arrears on March 1 and September 1 of each year. The Company may redeem the 5.05% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. The supplemental indenture contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its subsidiaries’ abilities to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the supplemental indenture. If the Company undergoes a change of control and ratings decline (in the event that on or within 90 days after an announcement of a change of control, both of its current investment grade credit ratings cease to be investment grade), each as defined in the supplemental indenture, the Company will be required to offer to repurchase all of the 5.05% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest (including additional interest, if any) up to but not including the repurchase date. The 5.05% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

As of December 31, 2010, the Company had $699.2 million net ($700.0 million aggregate principal amount) outstanding under the 5.05% Notes. As of December 31, 2010, the carrying value includes a discount of $0.8 million.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2010 and 2009, the Company had $599.3 million and $599.2 million net, respectively ($600.0 million aggregate principal amount) outstanding under the 4.625% Notes. As of December 31, 2010 and 2009, the carrying value includes a discount of $0.7 million and $0.8 million, respectively.

7.00% Senior Notes—The 7.00% senior notes due 2017 (“7.00% Notes”) mature on October 15, 2017, and interest is payable semi-annually in arrears on April 15 and October 15 of each year. The Company may redeem the 7.00% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. The indenture for the 7.00% Notes contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and the Company’s ability and the ability of its subsidiaries to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens shall not exceed 3.5x Adjusted EBITDA as defined in the indenture. If the Company undergoes a change of control and ratings decline (in the event that on, or within 90 days after, an announcement of a change of control, both of the Company’s current investment grade credit ratings cease to be investment grade), each as defined in the indenture for the 7.00% Notes, the Company may be required to repurchase all of the 7.00% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, and additional interest, if any, to but not including the date of repurchase. The 7.00% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries.

As of December 31, 2010 and 2009, the Company had $500.0 million outstanding under the 7.00% Notes.

7.25% Senior Notes—The 7.25% senior notes due 2019 (“7.25% Notes”) were issued during the year ended December 31, 2009 and mature on May 15, 2019, and interest is payable semi-annually in arrears on May 15 and November 15 of each year. The Company may redeem the 7.25% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. The indenture for the 7.25% Notes contains certain covenants that may restrict the Company’s ability to merge, consolidate or sell assets and the Company’s ability and the ability of its subsidiaries to incur liens. These covenants are subject to a number of exceptions, including that we may incur liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA as defined in the indenture. If the Company undergoes a change of control and ratings decline (in the event that on, or within 90 days after, an announcement of a change of control, both of the Company’s current investment grade credit ratings cease to be investment grade), each as defined in the indenture for the 7.25% Notes, the Company may be required to repurchase all of the 7.25% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, and additional interest, if any, to but not including the date of repurchase. The 7.25% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010 and 2009, the Company had $295.4 million and $295.0 million net, respectively ($300.0 million aggregate principal amount) outstanding under the 7.25% Notes. As of December 31, 2010 and 2009, the carrying value includes a discount of $4.6 million and $5.0 million, respectively.

5.0% Convertible Notes—The 5.0% convertible notes due 2010 (“5.0% Notes”) matured on February 15, 2010, and interest was payable semiannually on February 15 and August 15 of each year. The 5.0% Notes were convertible at any time into shares of the Company’s Class A common stock (“Common Stock”) at a conversion price of $51.50 per share, subject to adjustment in certain cases.

As of December 31, 2010 and 2009, the Company had none and $59.7 million outstanding, respectively, under the 5.0% Notes.

ATI 7.25% Senior Subordinated Notes—The ATI 7.25% Notes were issued with a maturity of December 1, 2011 and interest was payable semi-annually in arrears on June 1 and December 1 of each year. The ATI 7.25% Notes were jointly and severally guaranteed on a senior subordinated basis by the Company and substantially all of the wholly owned domestic restricted subsidiaries of ATI and the Company, other than SpectraSite and its subsidiaries. The notes ranked junior in right of payment to all existing and future senior indebtedness of ATI, the sister guarantors (as defined in the indenture relating to the notes) and their domestic restricted subsidiaries. The ATI 7.25% Notes were structurally senior in right of payment to all other existing and future indebtedness of the Company, including the Company’s senior notes, convertible notes and the Revolving Credit Facility and Term Loan.

During the year ended December 31, 2010, ATI issued a notice for the redemption of the principal amount of its outstanding ATI 7.25% Notes. In accordance with the redemption provisions and the indenture for the ATI 7.25% Notes, the notes were redeemed at a price equal to 100.00% of the principal amount, plus accrued and unpaid interest up to, but excluding, September 23, 2010, for an aggregate purchase price of $0.3 million.

As of December 31, 2010 and 2009, the Company had none and $0.3 million, respectively, outstanding under the ATI 7.25% Notes.

Capital Lease Obligations and Notes Payable—The Company’s capital lease obligations and notes payable approximated $46.3 million and $59.0 million as of December 31, 2010 and 2009, respectively. These obligations bear interest at rates ranging from 2.5% to 9.3% and mature in periods ranging from less than one year to approximately seventy years.

Maturities—As of December 31, 2010, aggregate carrying value of long-term debt, including capital leases, for the next five years and thereafter are estimated to be (in thousands):

Year Ending December 31,
2011	$74,896
2012	625,884
2013	618
2014	1,750,479
2015	600,489
Thereafter	2,541,858

Total cash obligations	5,594,224
Unamortized discounts and premiums, net	(6,836)

Balance as of December 31, 2010	$5,587,388

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following as of December 31, (in thousands):

	2010	2009
Straight-line rent	$210,302	$194,003
Unearned revenue	89,886	63,419
Asset retirement obligations (1)	341,162	247,839
Other miscellaneous liabilities (1)	167,419	164,241

Balance as of December 31,	$808,769	$669,502

(1)	December 31, 2009 balance has been revised to reflect purchase accounting measurement period adjustments.

8.     ASSET RETIREMENT OBLIGATIONS

The changes in the carrying value of the Company’s asset retirement obligations for years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Beginning balance as of January 1,	$247,839	$210,811
Additions (1)	71,399	23,659
Revisions in estimated cash flows, net of settlements	3,341	(2,163)
Accretion expense	18,583	15,532

Balance as of December 31,	$341,162	$247,839

(1)	December 31, 2009 balance has been revised to reflect purchase accounting measurement period adjustments.

As of December 31, 2010, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $966.3 million.

9.     DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into interest rate protection agreements to manage exposure on the variable rate debt under its credit facilities and to manage variability in cash flows relating to forecasted interest payments (interest rate swaps). Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. Such exposure is limited to the current value of the contract at the time the counterparty fails to perform. The Company believes its contracts as of December 31, 2010 and 2009 are with credit-worthy institutions. For additional information regarding the Company’s derivative financial instruments, see note 1.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010 and 2009, the carrying amounts of the Company’s derivative financial instruments, along with the estimated fair values of the related liabilities are reflected in other long-term liabilities in the accompanying consolidated balance sheets, are as follows (in thousands except percentages):

As of December 31, 2010	Notional Amount	Interest Rate	Term	Carrying Amount and Fair Value
Interest rate swap agreements	$525,000	2.86% - 3.74%	Expiring 2011	$(3,311)

As of December 31, 2009	Notional Amount	Interest Rate	Term	Carrying Amount and Fair Value
Interest rate swap agreements	$100,000	4.08%	Expiring 2010	$(3,535)
Interest rate swap agreements	525,000	2.86% - 3.74%	Expiring 2011	(15,317)

Total	$625,000			$(18,852)

As of December 31, 2010, the Company held 12 interest rate swap agreements to manage exposure to variability in cash flows relating to forecasted interest payments under its Revolving Credit Facility and Term Loan. As of December 31, 2009, the Company held 13 interest rate swap agreements to manage exposure to variability in cash flows relating to forecasted interest payments under its Revolving Credit Facility and Term Loan. During the year ended December 31, 2010, one of the outstanding contracts matured.

During the years ended December 31, 2010 and 2009, the interest rate swap agreements held by the Company were highly effective and had the following impact on other comprehensive income (“OCI”) included in the consolidated balance sheet and in the consolidated statement of operations (in thousands):

The Year Ended December 31, 2010
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(8,798)	Interest expense	$(18,294)	N/A	N/A

The Year Ended December 31, 2009
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(14,234)	Interest expense	$(19,004)	N/A	N/A

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010 and 2009, accumulated other comprehensive (loss) income included the following items related to derivative financial instruments (in thousands):

	2010	2009
Deferred loss on the settlement of the treasury rate lock, net of tax	$(3,354)	$(3,842)
Deferred gain on the settlement of interest rate swap agreements entered into in connection with the Securitization, net of tax	497	866
Unrealized losses related to interest rate swap agreements, net of tax	(2,083)	(11,579)

During the years ended December 31, 2010 and 2009, the Company recorded aggregate net unrealized gains of approximately $9.5 million and $4.8 million, respectively (net of tax provisions of approximately $6.0 million and $3.0 million, respectively) in accumulated other comprehensive loss for the change in fair value of interest rate swaps designated as cash flow hedges and reclassified an aggregate of $0.1 million and $0.1 million, respectively (net of income tax provisions of $0.1 million and $0.1 million, respectively) into results of operations. The Company is amortizing the deferred loss on the settlement of the treasury rate lock as additional interest expense over the term of the 7.00% Notes, and is amortizing the deferred gain on the settlement of interest rate swap agreements entered into in connection with the Securitization as a reduction in interest expense over the five-year period for which the interest rate swaps were designated as hedges.

10.     FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows:

	December 31, 2010
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Short-term investments and available-for-sale securities (1)	$46,428			$46,428

Liabilities:
Interest rate swap agreements (2)		$3,311		$3,311

	December 31, 2009
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments and available-for-sale securities (1)	$9,776			$9,776

Liabilities:
Interest rate swap agreements (2)		$18,852		$18,852

(1)	Consists of available-for-sale securities traded on active markets as well as certain Brazilian Treasury securities that are highly liquid and actively traded in over-the-counter markets.
(2)	Consists of interest rate swap agreements based on LIBOR whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents include short-term investments, including money market funds, with original maturities of three months or less whose fair value equaled cost at December 31, 2010 and 2009.

The fair value of the Company’s interest rate swap agreements recorded as liabilities is included in other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2010 and 2009. Fair valuations of the Company’s interest rate swap agreements reflect the value of the instrument including the values associated with counterparty risk and the Company’s own credit standing. The Company includes in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract.

Items Measured at Fair Value on a Nonrecurring Basis—During the year ended December 31, 2010, long-lived assets held and used with a carrying value of $3,554.3 million were written down to their net realizable value, resulting in an asset impairment charge of $12.2 million. During the year ended December 31, 2009, long-lived assets held and used with a carrying value of $3,116.4 million were written down to their net realizable value, resulting in an asset impairment charge of $12.4 million. These adjustments were determined by comparing the estimated proceeds from sales of assets or the projected future discounted cash flows to be provided from the long-lived assets (calculated using level 3 inputs) to the asset’s carrying value.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments, with the exception of long-term obligations, including current portion, reasonably approximate the related fair values as of December 31, 2010 and 2009. The Company’s estimates of fair value of its long-term obligations, including current portion, are based primarily upon reported market values. As of December 31, 2010, the carrying value and fair value of long-term obligations, including current portion, were $5.6 billion and $5.8 billion, respectively. As of December 31, 2009, the carrying value and fair value of long-term obligations, including current portion, were $4.2 billion and $4.3 billion, respectively.

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

The income tax provision from continuing operations was comprised of the following for the years ended December 31, (in thousands):

	2010	2009	2008
Current:
Federal	$—	$(6,508)	$—
State	(6,090)	(5,623)	(5,207)
Foreign	11,928	(13,654)	(37,789)
Deferred:
Federal	(191,393)	(156,282)	(97,528)
State	(14,446)	(8,412)	(11,591)
Foreign	17,512	7,914	16,606

Income tax provision	$(182,489)	$(182,565)	$(135,509)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The domestic and foreign components of income from continuing operations before income taxes and income on equity method investments were as follows for the years ended December 31, (in thousands):

	2010	2009	2008
United States	$536,188	$407,112	$295,139
Foreign	19,837	14,375	76,781

Total	$556,025	$421,487	$371,920

A reconciliation between the U.S. statutory rate and the effective rate from continuing operations was as follows for the years ended December 31,

	2010	2009	2008
Statutory tax rate	35%	35%	35%
State taxes, net of federal benefit	3	3	4
Non-deductible stock compensation	1	1	1
Foreign taxes	—	3	3
Changes in uncertain tax positions	(2)	(4)	2
Valuation allowance	—	—	(2)
Foreign currency gains	—	3	(7)
Audit settlement	—	2	—
Reorganization of financing entity	(6)	—	—
Other	2	—	—

Effective tax rate	33%	43%	36%

The components of the net deferred tax asset and related valuation allowance are as follows as of December 31, (in thousands):

	2010	2009
Current assets:
Allowances, accruals and other items not currently deductible	$13,165	$21,771
Net operating loss carryforwards	173,062	173,062
Current deferred liabilities	(9,044)	(10,316)

Subtotal	177,183	184,517
Less: Valuation allowance	(13,491)	—

Net short-term deferred tax assets	$163,692	$184,517

Long-term items:
Assets:
Net operating loss carryforwards	157,869	318,557
Basis step-up from corporate restructuring and tax planning strategies	22,123	31,358
Accrued asset retirement obligations	98,519	81,573
Stock-based compensation	23,428	35,549
Deferred revenue	77,564	61,708
Items not currently deductible and other	148,709	97,066
Liabilities:
Depreciation and amortization	(372,117)	(297,321)
Deferred rent	(88,623)	(62,703)
Other	(42,354)	(28,919)

Subtotal	25,118	236,868
Less: Valuation allowance	(34,716)	(47,816)

Net long-term deferred tax (liabilities) assets	$(9,598)	$189,052

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance increased from $47.8 million as of December 31, 2009 to $48.2 million as of December 31, 2010. The increase was primarily due to valuation allowances on foreign loss carryforwards.

At December 31, 2010, the Company has provided a valuation allowance of approximately $48.2 million which primarily relates to state net operating loss carryforwards, equity investments and foreign items. The Company has not provided a valuation allowance for the remaining deferred tax assets, primarily its federal net operating loss carryforwards, as management believes the Company will have sufficient taxable income to realize these federal net operating loss carryforwards during the twenty-year tax carryforward period. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.

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

The Company’s deferred tax assets as of December 31, 2010 and 2009 in the table above do not include $122.1 million and $113.9 million, respectively, of excess tax benefits from the exercises of employee stock options that are a component of net operating losses. Total stockholders’ equity as of December 31, 2010 will be increased by $122.1 million if and when any such excess tax benefits are ultimately realized.

At December 31, 2010, the Company had net federal and state operating loss carryforwards available to reduce future federal and state taxable income of approximately $1.2 billion, including losses related to employee stock options of $0.3 billion. If not utilized, the Company’s net operating loss carryforwards expire as follows (in thousands):

Years ended December 31,	Federal	State	Foreign
2011 to 2015	$—	$—	$503
2016 to 2020	—	331,315	5,509
2021 to 2025	774,209	576,780	—
2026 to 2030	423,398	279,908	92,412

Total	$1,197,607	$1,188,003	$98,424

In addition, the Company has Mexican tax credits of $5.2 million which if not utilized would expire in 2017.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $33.0 million. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $3.0 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows for the years ended December 31, (in thousands):

	2010	2009	2008
Balance at January 1	$87,975	$94,076	$65,906
Additions based on tax positions related to the current year	10,101	5,640	35,658
Additions for tax positions of prior years	11,109	592	3,162
Reductions for tax positions of prior years	(30,855)	—	(437)
Foreign currency	735	905	(5,967)
Settlements with tax authorities	—	(2,999)	(3,103)
Reduction as a result of the lapse of statute limitations	(53)	(10,239)	(1,143)

Balance at December 31,	$79,012	$87,975	$94,076
Cash advance in connection with proposed settlement	—	—	(2,412)

Balance at December 31, net of cash advances	$79,012	$87,975	$91,664

During the years ended December 31, 2010 and 2009, the statute of limitations on certain unrecognized tax benefits lapsed, which resulted in a decrease of $0.05 million and $10.2 million, respectively, in the liability for uncertain tax benefits, all of which reduced the income tax provision.

During the year ended December 31, 2010, the Company recorded penalties and tax-related interest expense to the tax provision of $2.3 million. During the year ended December 31, 2009, the Company recorded penalties and tax-related interest income of $14.1 million. During the year ended December 31, 2008, the Company recorded penalties and tax-related interest expense of $3.8 million. As of December 31, 2010 and 2009, the total unrecognized tax benefits included in other long-term liabilities in the consolidated balance sheets were $26.0 million and $16.5 million, respectively. As of December 31, 2010 and 2009, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the consolidated balance sheets were $18.0 million and $15.2 million, respectively.

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

From time to time the Company is subject to examination by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly assesses the likelihood of additional

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assessments in each of the tax jurisdictions resulting from these examinations. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2010.

12.    STOCK-BASED COMPENSATION

The Company recognized stock-based compensation of $52.6 million, $60.7 million and $54.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Stock-based compensation for the year ended December 31, 2009 included $6.9 million related to the modification of the vesting and exercise terms for certain employee’s equity awards. The Company did not capitalize any stock-based compensation during the years ended December 31, 2010 and 2009.

Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. Under the 2007 Equity Incentive Plan (“2007 Plan”), which provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards, exercise prices in the case of non-qualified and incentive stock options are not less than the fair market value of the underlying common stock on the date of grant. Equity awards typically vest ratably over various periods, generally four years, and generally expire ten years from the date of grant.

Stock Options—As of December 31, 2010, the Company had the ability to grant stock-based awards with respect to an aggregate of 22.0 million shares of Common Stock under the 2007 Plan.

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

Key assumptions used to apply this pricing model are as follows:

	2010	2009	2008
Range of risk-free interest rate	1.41% – 2.39%	1.41% – 2.04%	1.44% – 3.05%
Weighted average risk-free interest rate	2.35%	1.71%	1.89%
Expected life of option grants	4.60 years	4.00 years	4.00 years
Range of expected volatility of underlying stock price	37.11% – 37.48%	36.00% – 36.63%	28.51% – 35.30%
Weighted average expected volatility of underlying stock price	37.14%	36.23%	29.10%
Expected annual dividends	N/A	N/A	N/A

The weighted average grant date fair value per share during the years ended December 31, 2010, 2009 and 2008 was $15.03, $8.90 and $9.55, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $62.7 million, $40.1 million and $99.1 million, respectively. As of December 31, 2010, total unrecognized compensation expense related to unvested stock options was approximately $27.7 million and is expected to be recognized over a weighted average period of approximately two years. The amount of cash received from the exercise of stock options was approximately $129.1 million during the year ended December 31, 2010. During the year ended December 31, 2010, the Company realized approximately $0.3 million of state tax benefits from the exercise of stock options.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s option activity for the periods presented:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2010	11,434,178	$31.81
Granted	1,111,683	43.30
Exercised	(4,239,394)	30.45
Forfeited	(308,955)	36.22
Expired	(34,946)	35.39

Outstanding as of December 31, 2010	7,962,566	$33.96	6.35	$140.80

Exercisable as of December 31, 2010	4,259,647	$31.49	5.20	$85.85
Vested or expected to vest as of December 31, 2010	7,960,879	$33.96	6.35	$140.78

The following table sets forth information regarding options outstanding at December 31, 2010:

Options Outstanding				Options Exercisable
Outstanding Number of Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
845,923	$ 1.55 — $18.60	$15.76	3.77	845,923	$15.76
245,965	20.93 — 27.86	23.80	5.82	180,965	23.06
1,119,308	28.39 — 31.09	28.49	8.21	165,957	28.45
3,071,230	31.50 — 37.52	35.19	5.32	2,201,661	34.55
851,875	37.65 — 37.70	37.70	6.41	311,875	37.70
1,419,552	38.06 — 43.11	42.66	8.46	293,866	42.26
408,713	44.88 — 51.03	45.42	7.24	259,400	44.92

7,962,566	$ 1.55 — $51.03	$33.96	6.35	4,259,647	$31.49

Restricted Stock Units—During the year ended December 31, 2010, the Company granted restricted stock units with respect to 0.9 million shares of its Common Stock pursuant to the 2007 Plan. Restricted stock units typically vest ratably over various periods, generally four years. The Company recognizes the expense associated with the units over the vesting term. The expense is based on the fair market value of the units awarded at the date of grant, times the number of shares subject to the units awarded.

The following table summarizes the Company’s restricted stock unit activity during the year ended December 31, 2010:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2010	2,026,032	$31.98
Granted	949,568	43.47
Vested	(580,091)	32.78
Forfeited	(195,284)	35.70

Outstanding as of December 31, 2010	2,200,225	$36.41

Expected to vest, net of estimated forfeitures, as of December 31, 2010	2,142,383	$36.38

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan was $57.5 million and is expected to be recognized over a weighted average period of approximately two years.

Employee Stock Purchase Plan —The Company maintains an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, shares of the Company’s Common Stock may be purchased during bi-annual offering periods at 85% of the lower of the fair market value on the first or the last day of each offering period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period and may not purchase more than $25,000 worth of stock in a calendar year (based on market values at the beginning of each offering period). The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the 2010, 2009 and 2008 offering periods employees purchased 75,354, 77,509 and 55,764 shares, respectively, at weighted average prices per share of $34.16, $23.91 and $30.08, respectively. The fair value of the ESPP offerings is estimated on the offering period commencement date using a Black-Scholes pricing model with the expense recognized over the expected life, which is the six month offering period over which employees accumulate payroll deductions to purchase the Company’s Common Stock. The weighted average fair value for the ESPP shares purchased during 2010, 2009 and 2008 was $9.43, $6.65 and $7.89, respectively. At December 31, 2010, 8.7 million shares remain reserved for future issuance under the plan.

Key assumptions used to apply this pricing model for the years ended December 31, are as follows:

	2010	2009	2008
Range of risk-free interest rate	0.22% - 0.23%	0.29% - 0.44%	1.99% - 3.28%
Weighted average risk-free interest rate	0.22%	0.38%	2.58%
Expected life of shares	6 months	6 months	6 months
Range of expected volatility of underlying stock price	35.26% - 35.27%	35.31% - 36.63%	27.85% - 28.51%
Weighted average expected volatility of underlying stock price	35.26%	35.83%	28.51%
Expected annual dividends	N/A	N/A	N/A

13.    STOCKHOLDERS’ EQUITY

Warrants—In August 2005, the Company completed its merger with SpectraSite, Inc. and assumed outstanding warrants to purchase shares of SpectraSite, Inc. common stock. As of the merger completion date, each warrant was exercisable for two shares of SpectraSite, Inc. common stock at an exercise price of $32 per warrant. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase shares of the Company’s Common Stock, such that upon exercise of each warrant, the holder has a right to receive 3.575 shares of the Company’s Common Stock in lieu of each share of SpectraSite, Inc. common stock that would have been receivable under each assumed warrant prior to the merger. Upon completion of the Company’s merger with SpectraSite, Inc., these warrants were exercisable for approximately 6.8 million shares of Common Stock. Of these warrants, warrants to purchase approximately none and 1.7 million shares of Common Stock remained outstanding as of December 31, 2010 and 2009, respectively. These warrants expired on February 10, 2010.

Stock Repurchase Program—During the year ended December 31, 2010, the Company repurchased an aggregate of approximately 9.3 million shares of its Common Stock for an aggregate of $420.8 million, including commissions and fees, of which $418.6 million was paid in cash prior to December 31, 2010 and $2.2 million was included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2010, pursuant to its publicly announced stock repurchase program, as described below.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2008, the Company’s Board of Directors approved a $1.5 billion stock repurchase program (the “Buyback”). In the near term, the Company expects to fund repurchases through a combination of cash on hand, cash provided by operations and borrowings under its Revolving Credit Facility. Purchases under this stock repurchase program are subject to the Company having available cash to fund repurchases. Under the program, the Company is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, the Company makes purchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which allows the Company to repurchase shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

Between January 1, 2011 and February 11, 2011, the Company repurchased approximately 1.1 million shares of its Common Stock for an aggregate of $58.0 million, including commissions and fees. As of February 11, 2011, the Company had repurchased a total of 30.9 million shares of its Common Stock for an aggregate of $1.2 billion, including commissions and fees pursuant to the Buyback. The Company expects to continue to manage the pacing of the remaining $273.1 million under the Buyback in response to general market conditions and other relevant factors.

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

14.    IMPAIRMENTS, NET LOSS ON SALE OF LONG-LIVED ASSETS

During the years ended December 31, 2010, 2009 and 2008, the Company recorded impairments and net loss on sale of long-lived assets (primarily related to its domestic rental and management segment) of $16.7 million, $12.6 million and $11.2 million, respectively. Included in these amounts are impairment charges to write down certain assets to net realizable value after an indicator of impairment had been identified of approximately $12.2 million, $12.4 million and $6.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Also included in these amounts are net losses associated with the sale or disposal of certain non-core towers and other assets and other miscellaneous items of $4.5 million, $0.2 million and $4.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    EARNINGS PER COMMON SHARE

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

The following table sets forth basic and diluted income from continuing operations per common share computational data for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share data):

	2010	2009	2008
Income from continuing operations attributable to American Tower Corporation	$372,906	$238,416	$236,264

Effect of convertible notes	—	1,734	5,224

Income available to common shareholders, as adjusted for diluted earnings	$372,906	$240,150	$241,488

Basic weighted average common shares outstanding	401,152	398,375	395,947
Dilutive securities:
Stock options, warrants and convertible notes	2,920	8,573	22,410

Diluted weighted average common shares outstanding	404,072	406,948	418,357

Basic income from continuing operations attributable to American Tower Corporation per common share	$0.93	$0.60	$0.60

Diluted income from continuing operations attributable to American Tower Corporation per common share	$0.92	$0.59	$0.58

For the years ended December 31, 2010, 2009 and 2008, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 0.1 million, 1.2 million and 1.2 million, respectively, and stock options and share based awards of 1.1 million, 9.5 million and 6.3 million, respectively, as the effect would be anti-dilutive.

16.    COMMITMENTS AND CONTINGENCIES

Litigation—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of Company management, after consultation with counsel, other than the legal proceedings discussed below, there are no matters currently pending that would, in the event of an adverse outcome; materially impact the Company’s consolidated financial position, results of operations or liquidity.

Legal and Governmental Proceedings Related to Review of Stock Option Granting Practices and Related Accounting—During the year ended December 31, 2006, the Company received a letter of informal inquiry from the SEC Division of Enforcement requesting documents and other information related to Company stock option grants and stock option practices. On December 17, 2010, the SEC notified the Company that it did not intend to recommend any enforcement action.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mexico Litigation—One of the Company’s subsidiaries, SpectraSite Communications, Inc. (“SCI”), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was sold in 2002, prior to the Company’s merger with SCI’s parent in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for the Company is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have the necessary jurisdiction over SCI. Following several decisions by Mexican appellate courts, including the Supreme Court of Mexico, and related appeals by both parties, an intermediate appellate court issued a new decision that would, if enforceable, reimpose liability on SCI in September 2010. In its decision, the intermediate appellate court identified potential damages of approximately $6.7 million, and on October 14, 2010, the Company filed a new constitutional appeal to again dispute the decision. As a result, at this stage of the proceeding, the Company is unable to determine whether the liability imposed on SCI by the September 2010 decision will survive or to estimate its share, if any, of that potential liability if the decision survives the pending appeal.

XCEL Litigation—On June 3, 2010, Horse-Shoe Capital (“Horse-Shoe”), a company formed under the laws of the Republic of Mauritius, filed a complaint in the Supreme Court of the State of New York, New York County, with respect to Horse-Shoe’s sale of XCEL to American Tower Mauritius (“AT Mauritius”), the Company’s wholly-owned subsidiary formed under the laws of the Republic of Mauritius. The complaint names AT Mauritius, ATI and the Company as defendants, and the dispute concerns the timing and amount of distributions to be made by AT Mauritius to Horse-Shoe from a $7.5 million holdback escrow account and a $15.7 million tax escrow account, each established by the transaction agreements at closing. The complaint seeks release of the entire holdback escrow account, plus an additional $2.8 million, as well as the release of approximately $12.0 million of the tax escrow account. The complaint also seeks punitive damages in excess of $69.0 million. The Company filed an answer to the complaint in August 2010, disputing both the amounts alleged to be owed under the escrow agreements as well as the timing of the escrow distributions. The Company also asserted in its answer that the demand for punitive damages is meritless. The parties have filed cross-motions for summary judgment concerning the release of the tax escrow account and in January 2011 the court granted the Company’s motion for summary judgment, finding no obligation for the Company to release the disputed portion of the tax escrow until 2013. Other claims are pending. The Company is vigorously defending the lawsuit.

Lease Obligations—The Company leases certain land, office and tower space under operating leases that expire over various terms. Many of the leases contain renewal options with specified increases in lease payments upon exercise of the renewal option. Escalation clauses present in operating leases, excluding those tied to CPI or other inflation-based indices, are recognized on a straight-line basis over the non-cancellable term of the lease.

Future minimum rental payments under non-cancellable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable tower site and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the lease. Such payments in effect at December 31, 2010 are as follows (in thousands):

Year Ending December 31,
2011	$257,971
2012	254,575
2013	251,268
2014	246,392
2015	238,035
Thereafter	2,584,332

Total	$3,832,573

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate rent expense (including the effect of straight-line rent expense) under operating leases for the years ended December 31, 2010, 2009 and 2008 approximated $300.0 million, $275.1 million and $263.9 million, respectively.

Future minimum payments under capital leases in effect at December 31, 2010 are as follows (in thousands):

Year Ending December 31,
2011	$5,343
2012	4,068
2013	3,533
2014	3,424
2015	3,455
Thereafter	179,526

Total minimum lease payments	199,349
Less amounts representing interest	(153,018)

Present value of capital lease obligations	$46,331

Tenant Leases—The Company’s lease agreements with its tenants vary depending upon the region and the industry of the tenant. In the United States, initial terms for television and radio broadcast leases typically range between 10 to 20 years, while leases for wireless communications providers generally have initial terms of five to ten years. In Brazil, Chile, Colombia, India, Mexico and Peru, the Company’s typical tenant leases have an initial term of 10 years. In most cases, the Company’s tenant leases have multiple renewal terms at the option of the tenant.

Future minimum rental receipts expected from tenants under non-cancellable operating lease agreements in effect at December 31, 2010 are as follows (in thousands):

Year Ending December 31,
2011	$1,805,141
2012	1,751,029
2013	1,672,188
2014	1,579,685
2015	1,501,515
Thereafter	5,228,839

Total	$13,538,397

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the Company’s securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $453.7 million as of December 31, 2010, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shall escalate in accordance with the standard master lease agreement until June 30, 2020. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in CPI.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL (which completed its merger with Verizon Wireless in January 2009) to acquire towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers was approximately $65.2 million as of December 31, 2010. At ALLTEL’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s Common Stock per tower.

Guarantees and Indemnifications—The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to guarantee or indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements, but do not guaranty future performance. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in duration and/or amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2010, is not aware of any agreements that could result in a material payment.

Other Contingencies—The Company is subject to income tax and other taxes in the geographic areas where it operates, and periodically receives notifications of audits, assessments or other actions by taxing authorities. The Company evaluates the circumstances of each notification based on the information available, and records a liability for any potential outcome that is probable or more likely than not unfavorable, if the liability is also reasonably estimable.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and non-cash investing and financing activities for the years ended December 31 are as follows (in thousands):

	December 31,
	2010	2009	2008
Supplemental cash flow information:
Cash paid during the period for interest	$219,408	$242,649	$248,551
Cash paid during the period for income taxes (net of refunds)	36,381	40,214	35,062
Non-cash investing and financing activities:
Conversion of convertible notes (excluding loss on retirement)	—	160,331	198,545
Increase (decrease) in accounts payable and accrued expenses for purchases of property and equipment and construction activities	11,253	(6,555)	(5,593)
Purchases of property, plant and equipment under capital leases	2,200	2,215	1,439

18.    BUSINESS SEGMENTS

The Company’s primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. This business is referred to as the Company’s rental and management operations. The Company’s rental and management operations are comprised of domestic and international segments. The Company’s network development services segment offers tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support its site leasing business and the addition of new tenants and equipment on its sites. Prior to the fourth quarter of 2010, the Company aggregated its domestic and international rental and management segments under its rental and management operations. Increased expansion activity in international markets and changes to its organizational structure have led the Company to separately disclose its rental and management operations in two reportable segments:

•	Domestic: consisting of rental and management operations in the United States; and

•	International: consisting of rental and management operations in Brazil, Chile, Colombia, India, Mexico and Peru.

The Company has applied the aggregation criteria to operations within the international rental and management operating segments on a basis consistent with management’s review of information and performance evaluation.

In addition to the rental and management segments indicated above, the Company will also maintain its network development services operating segment, as this operating segment is a strategic business unit that offers different services from the rental and management operating segments and requires different resources, skill set and marketing strategies. Accordingly, the Company has restated its segment reporting for all periods presented to conform to the conclusions reached with respect to the changes to its rental and management reportable segments.

The accounting policies applied in compiling segment information below are similar to those described in the note 1. In evaluating financial performance, management focuses on segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expenses. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation expense and corporate expenses. For reporting purposes, the international rental and management segment operating profit and segment gross margin also include interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), net income attributable to noncontrolling interest, income (loss) on equity method investments, income taxes and discontinued operations. The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. The changes to reportable segments have not changed the computation of segment gross margin or segment operating profit. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2010, 2009 and 2008 is shown in the tables below. The Other column below represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; other operating expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as well as reconciles segment operating profit to income (loss) before income taxes, noncontrolling interest and income (loss) on equity method investments that are not utilized in assessing each unit’s performance.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Year Ended December 31, 2010	Domestic	International
	(in thousands)
Segment revenues	$1,565,474	$370,899	$1,936,373	$48,962		$1,985,335
Segment operating expenses	325,360	122,269	447,629	26,957		474,586
Interest income, TV Azteca, net	—	14,212	14,212	—		14,212

Segment gross margin	1,240,114	262,842	1,502,956	22,005		1,524,961

Segment selling, general, administrative and development expense	62,295	45,877	108,172	6,312		114,484

Segment operating profit	$1,177,819	$216,965	$1,394,784	$15,693		$1,410,477

Other selling, general, administrative and development expense					$115,285	115,285
Depreciation, amortization and accretion					460,726	460,726
Other expense (principally interest expense)					278,441	278,441

Income from continuing operations before income taxes and income on equity method investments						$556,025

Capital expenditures	$260,739	$68,827	$329,566	$5,496	$11,602	$346,664

Goodwill	$2,209,094	$281,201	$2,490,295	$—	$—	$2,490,295

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Year Ended December 31, 2009	Domestic	International
	(in thousands)
Segment revenues	$1,408,352	$260,068	$1,668,420	$55,694		$1,724,114
Segment operating expenses	312,002	71,988	383,990	32,385		416,375
Interest income, TV Azteca, net	—	14,210	14,210	—		14,210

Segment gross margin	1,096,350	202,290	1,298,640	23,309		1,321,949

Segment selling, general, administrative and development expense	55,635	30,551	86,186	5,816		92,002

Segment operating profit	$1,040,715	$171,739	$1,212,454	$17,493		1,229,947

Other selling, general, administrative and development expense					$109,692	109,692
Depreciation, amortization and accretion					414,619	414,619
Other expense (principally interest expense)					284,149	284,149

Income from continuing operations before income taxes and income on equity method investments						$421,487

Capital expenditures	$148,071	$87,397	$235,468	$7,272	$7,522	$250,262

Goodwill	$2,190,591	$59,947	$2,250,538	$—	$—	$2,250,538

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Year Ended December 31, 2008	Domestic	International
	(in thousands)
Segment revenues	$1,320,530	$226,505	$1,547,035	$46,469		$1,593,504
Segment operating expenses	304,325	58,699	363,024	26,831		389,855
Interest income, TV Azteca, net	—	14,253	14,253	—		14,253

Segment gross margin	1,016,205	182,059	1,198,264	19,638		1,217,902

Segment selling, general, administrative and development expense	51,666	16,438	68,104	4,351		72,455

Segment operating profit	$964,539	$165,621	$1,130,160	$15,287		1,145,447

Other selling, general, administrative and development expense					$107,919	107,919
Depreciation, amortization and accretion					405,332	405,332
Other expense (principally interest expense)					260,276	260,276

Income from continuing operations before income taxes and income on equity method investments						$371,920

Capital expenditures	$130,042	$105,583	$235,625	$2,287	$5,572	$243,484

Goodwill	$2,186,233	$—	$2,186,233	$—	$—	$2,186,233

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information relating to the total assets of the Company’s operating segments for the years ended December 31 is as follows (in thousands):

	December 31,
	2010	2009(1)
Domestic rental and management	$7,082,728	$6,820,642
International rental and management	2,092,716	1,094,954
Network development services	36,763	39,735
Other	1,155,807	564,600

	$10,368,014	$8,519,931

(1)	December 31, 2009 balances have been revised to reflect purchase accounting measurement period adjustments.

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

Summarized geographic information related to the Company’s operating revenues and long-lived assets (property and equipment, net, goodwill and other intangible assets, net) as of and for the years ended December 31 is as follows (in thousands):

	December 31,
	2010	2009	2008
Operating Revenues:
United States	$1,614,436	$1,463,744	$1,366,685
International:
Brazil	104,922	85,013	71,001
Chile	735	—	—
Colombia	1,553	—	—
India	98,799	22,236	497
Mexico	164,039	153,121	155,321
Peru	851	—	—

Total international	370,899	260,370	226,819

Total operating revenues	$1,985,335	$1,724,114	$1,593,504

	December 31,
	2010	2009(2)
Long-Lived Assets (1):
United States	$6,565,907	$6,327,959
International:
Brazil	242,923	180,061
Chile	25,656	—
Colombia	162,639	—
India	807,617	232,896
Mexico	215,106	273,870
Peru	79,634	—

Total international	1,533,575	686,827

Total long-lived assets	$8,099,482	$7,014,786

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Includes property and equipment, goodwill and other intangible assets.

(2)	December 31, 2009 balances have been revised to reflect purchase accounting measurement period adjustments.

For the year ended December 31, 2010, three tenants within the domestic and international rental and management and network development services segments accounted for 10% or more of the Company’s consolidated operating revenues: AT&T Mobility, which accounted for approximately 20% of revenues, Sprint Nextel, which accounted for approximately 16% of revenues, and Verizon Wireless, which accounted for approximately 15% of revenues.

For the year ended December 31, 2009, three tenants within the rental and management and network development services segments accounted for 10% or more of the Company’s consolidated operating revenues: AT&T Mobility, which accounted for approximately 19% of revenues, Sprint Nextel, which accounted for approximately 18% of revenues, and Verizon Wireless, which accounted for approximately 15% of revenues.

19.    RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010, 2009, and 2008, the Company had no significant related party transactions.

20.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2010 and 2009 is as follows (in thousands, except per share data):

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2010:
Operating revenues	$454,434	$469,937	$513,322	$547,642	$1,985,335
Cost of operations (1)	106,469	112,199	122,973	132,945	474,586
Operating income	178,849	188,716	213,372	203,441	784,378
Net income attributable to American Tower Corporation	96,318	99,665	93,439	83,514	372,936
Basic net income per common share	0.24	0.25	0.23	0.21	0.93
Diluted net income per common share	0.24	0.25	0.23	0.21	0.92

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2009:
Operating revenues	$408,678	$423,358	$444,105	$447,973	$1,724,114
Cost of operations (1)	97,705	102,573	108,594	107,503	416,375
Operating income	150,285	166,447	179,077	176,449	672,258
Net income attributable to American Tower Corporation	58,601	56,289	67,355	64,350	246,595
Basic net income per common share	0.15	0.14	0.17	0.16	0.62
Diluted net income per common share	0.15	0.14	0.17	0.16	0.61

(1)	Represents operating expenses, exclusive of depreciation, amortization and accretion, selling, general, administrative and development expense, and other operating expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    SUBSEQUENT EVENTS

Brazil Acquisition—During the fourth quarter of 2010, the Company entered into a definitive agreement to acquire 100% of the outstanding shares of a company that owned approximately 565 towers in Brazil. On February 17, 2011, the Company entered into a new definitive agreement (which supersedes the prior agreement) that obligates the parties to close this acquisition on March 1, 2011. The Company anticipates the initial purchase price for this acquisition will be approximately $420.0 million, which was determined based upon a preliminary estimate of the acquired company’s financial results. The acquisition is subject to a post closing purchase price adjustment to be paid on June 1, 2011, following the Company’s post-closing due diligence of the acquired company’s financial results as of the March 1, 2011 closing date.

Chile Acquisition—On February 1, 2011, the Company acquired 140 communications sites from VTR Banda Ancha (Chile) S.A and its affiliates for an aggregate purchase price of $19.5 million.

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

The exhibits below are included, either by being filed herewith or by incorporation by reference, as part of this Annual Report on Form 10-K. Exhibits are identified according to the number assigned to them in Item 601 of SEC Regulation S-K. Documents that are incorporated by reference are identified by their Exhibit number as set forth in the filing from which they are incorporated by reference. The filings of the Registrant from which various exhibits are incorporated by reference into this Annual Report are indicated by parenthetical numbering which corresponds to the following key:

(1)	Annual Report on Form 10-K (File No. 001-14195) filed on April 2, 2001;

(2)	Quarterly Report on Form 10-Q (File No. 001-14195) filed August 14, 2001;

(3)	Current Report on Form 8-K (File No. 001-14195) filed on May 5, 2005;

(4)	Registration Statement on Form S-4 (File No. 333-125328) filed on May 27, 2005;

(5)	Annual Report on Form 10-K (File No. 001-14195) filed on March 15, 2006;

(6)	Tender Offer Statement on Schedule TO (File No. 005-55211) filed on November 29, 2006;

(7)	Definitive Proxy Statement on Schedule 14A (File No. 001-14195) filed on March 22, 2007;

(8)	Current Report on Form 8-K (File No. 001-14195) filed on May 22, 2007;

(9)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 7, 2007;

(10)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 9, 2007;

(11)	Annual Report on Form 10-K (File No. 001-14195) filed on March 14, 2008;

(12)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 8, 2008;

(13)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 6, 2008;

(14)	Current Report on Form 8-K (File No. 001-14195) filed on February 26, 2009;

(15)	Current Report on Form 8-K (File No. 001-14195) filed on March 5, 2009;

(16)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 8, 2009;

(17)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 6, 2009;

(18)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 5, 2009;

(19)	Annual Report on Form 10-K (File No. 001-14195) filed on March 1, 2010;

(20)	Registration Statement on Form S-3ASR (File No. 333-166805) filed on May 13, 2010;

(21)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 5, 2010; and

(22)	Current Report on Form 8-K (File No. 001-14195) filed on December 9, 2010.

Exhibit No.	Description of Document	Exhibit File No.

2	Agreement and Plan of Merger by and among American Tower Corporation, Asteroid Merger Sub, LLC and SpectraSite, Inc., dated as of May 3, 2005	2(3)

3.1	Amended and Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on August 8, 2005	Annex E (4)

3.2	By-Laws, as amended February 25, 2009, of the Company	3.1(14)

4.1	Indenture, dated as of October 1, 2007, by and between the Company and The Bank of New York, as Trustee, for the 7.00% Senior Notes due 2017, including the form of 7.00% Senior Note	10.2(10)

4.2	Indenture dated as of June 10, 2009 by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 7.25% Senior Notes due 2019	10.1(17)

4.3	Indenture dated as of October 20, 2009 by and between the Company and The Bank of New York Mellon Trust Company N.A. as Trustee for the 4.625% Senior Notes due 2015	10.1(18)

4.4	Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A. as Trustee	4.3(20)

4.5	Supplemental Indenture No. 1, dated August 16, 2010, to Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A. as Trustee, for the 5.05% Senior Notes due 2020	4(21)

4.6	Supplemental Indenture No. 2, dated December 7, 2010, to Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A. as Trustee, for the 4.50% Senior Notes due 2018	4.1(22)

10.1	American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(1) (6)*

10.2	Form of Incentive Stock Option Agreement Pursuant to the American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(2) (6)*

10.3	Form of Nonqualified Stock Option Agreement Pursuant to the American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(3) (6)*

10.4	Form of Amendment to Stock Option Agreements	(a)(1)(i) (6)*

10.5	American Tower Corporation 2000 Employee Stock Purchase Plan, as amended and restated	10.5(19)*

10.6	2003 Equity Incentive Plan of SpectraSite, Inc. (incorporated by reference from Exhibit 10.6 to the SpectraSite Holdings, Inc. Current Report on Form 8-K (File No. 000-27217) filed on February 11, 2003)	10.6*

10.7	Amendment No. 1 to the 2003 Equity Incentive Plan of SpectraSite, Inc. (incorporated by reference from Exhibit 10.11 to the SpectraSite, Inc. Registration Statement on Form S-1 (File No. 333-112154) filed on February 2, 2004)	10.11*

10.8	American Tower Corporation 2007 Equity Incentive Plan	Annex A (7)*

10.9	Form of Notice of Grant of Incentive Stock Option and Option Agreement Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.2(8)*

10.10	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.3(8)*

Exhibit No.	Description of Document	Exhibit File No.

10.11	Notice of Grant of Nonqualified Stock Option and Option Agreement (Non-Employee Director) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.4(8)*

10.12	Form of Restricted Stock Unit Agreement (U.S.) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.15(11)*

10.13	Form of Restricted Stock Unit Agreement (International) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.16(11)*

10.14	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.10(5)*

10.15	Amendment, dated August 6, 2008, to Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.1(13)*

10.16	Amended and Restated Registration Rights Agreement, dated as of February 25, 1999, by and among the Company and each of the parties named therein	10.2(2)

10.17	Loan and Security Agreement, dated as of May 4, 2007, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and American Tower Depositor Sub, LLC, as Lender	10.1(9)

10.18	Management Agreement, dated as of May 4, 2007, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners and SpectraSite Communications, LLC, as Manager	10.2(9)

10.19	Cash Management Agreement, dated as of May 4, 2007, among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, American Tower Depositor Sub, LLC, as Lender, LaSalle Bank National Association, as Agent, and SpectraSite Communications, LLC, as Manager	10.3(9)

10.20	Trust and Servicing Agreement, dated as of May 4, 2007, among American Tower Depositor Sub, LLC, as Depositor, The Bank of New York, as Servicer, and LaSalle Bank National Association, as Trustee	10.4(9)

10.21	Loan Agreement, dated as of June 8, 2007, among the Company, as Borrower, JPMorgan Chase Bank, N.A. and The Toronto Dominion Bank, New York Branch, as Issuing Banks, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the several lenders that are parties thereto	10.6(9)

10.22	Registration Rights Agreement, dated as of October 1, 2007, by and among the Company and the Initial Purchasers named therein with respect to the 7.00% Senior Notes due 2017	10.3(10)

10.23	Lease and Sublease by and among ALLTEL Communications, Inc. and the other entities named therein and American Towers, Inc. and American Tower Corporation, dated , 2001	2.1(1)

10.24	Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated December 19, 2000	2.2(1)

10.25	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q (File No. 000-27217) filed on May 11, 2001)	10.2

Exhibit No.	Description of Document	Exhibit File No.

10.26	Notice of Incremental Facility Commitment, dated as of March 24, 2008	10.1(12)

10.27	Summary Compensation Information for Current Named Executive Officers (incorporated by reference from Item 5.02(c) of Current Report on Form 8-K (File No. 001-14195) filed on March 1, 2010)	*

10.28	Amendment to Lease and Sublease, dated September 30, 2008, by and between SpectraSite, LLC, American Tower Asset Sub II, LLC, SBC Wireless, LLC and SBC Tower Holdings LLC	10.7(16)**

10.29	Letter Agreement, dated as of February 20, 2009, by and between the Company and Thomas A. Bartlett	10.1(15)*

10.30	Form of Waiver and Termination Agreement	10.4(15)

10.31	Registration Rights Agreement dated June 10, 2009 by and between the Company, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc. with respect to the 7.25% Senior Notes due 2019	10.2(17)

10.32	Registration Rights Agreement dated October 20, 2009 by and between the Company, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated with respect to the 4.625% Senior Notes due 2015	10.2(18)

10.33	Letter Agreement, dated as of February 23, 2009, by and between the Company and Steven C. Marshall	10.34(19)*

10.34	American Tower Corporation Severance Plan, as amended	10.35(19)*

10.35	American Tower Corporation Severance Plan, Program for Executive Vice Presidents and Chief Executive Officer, as amended	10.36(19)*

12	Statement Regarding Computation of Earnings to Fixed Charges	Filed herewith as Exhibit 12

21	Subsidiaries of the Company	Filed herewith as Exhibit 21

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32

Exhibit No.	Description of Document	Exhibit File No.

101

The following materials from American Tower Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language):

101.INS—XBRL Instance Document

101.SCH—XBRL Taxonomy Extension Schema Document

101 .CAL—XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB—XBRL Taxonomy Extension Label Linkbase Document

101.PRE—XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF—XTRL Taxonomy Extension Definition

Furnished herewith as Exhibit 101

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15 (a)(3).

**	The exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and are marked by an asterisk.