Form 10-Q
period 2011-03-31
AMERICAN TOWER CORP /MA/
filed 2011-05-05
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2011.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of April 22, 2011, there were 396,630,596 shares of Class A Common Stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$362,823	$883,963
Restricted cash	79,427	75,972
Short term investments and available-for-sale securities	10,695	46,428
Accounts receivable, net	97,829	80,713
Prepaid and other current assets	150,393	145,124
Deferred income taxes	250,250	169,007

Total current assets	951,417	1,401,207

PROPERTY AND EQUIPMENT, net	3,770,671	3,643,028
GOODWILL	2,669,986	2,505,802
OTHER INTANGIBLE ASSETS, net	2,440,314	1,950,550
DEFERRED INCOME TAXES	77,022	78,484
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	849,339	788,406

TOTAL	$10,758,749	$10,367,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$431,408	$289,824
Accrued interest	61,286	40,621
Current portion of long-term obligations	178,105	74,896
Unearned revenue	155,608	134,135

Total current liabilities	826,407	539,476

LONG-TERM OBLIGATIONS	5,387,728	5,512,492
OTHER LONG-TERM LIABILITIES	1,035,598	810,951

Total liabilities	7,249,733	6,862,919

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding Class A common stock: $.01 par value, 1,000,000,000 shares authorized, 486,835,563 and 486,056,952 shares issued, and 397,066,098 and 398,677,234 shares outstanding, respectively	4,868	4,860
Additional paid-in capital	8,589,369	8,577,093
Accumulated deficit	(1,644,754)	(1,736,596)
Accumulated other comprehensive income	54,416	38,053
Treasury stock (89,769,465 and 87,379,718 shares at cost, respectively)	(3,504,705)	(3,381,966)

Total American Tower Corporation stockholders’ equity	3,499,194	3,501,444
Noncontrolling interest	9,822	3,114

Total stockholders’ equity	3,509,016	3,504,558

TOTAL	$10,758,749	$10,367,477

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
REVENUES:
Rental and management	$546,655	$443,818
Network development services	16,040	10,616

Total operating revenues	562,695	454,434

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	127,859	100,424
Network development services	7,469	6,045
Depreciation, amortization and accretion	131,231	110,835
Selling, general, administrative and development expense (including stock-based compensation expense of $12,358 and $13,565, respectively)	66,132	53,527
Other operating expenses	11,704	4,754

Total operating expenses	344,395	275,585

OPERATING INCOME	218,300	178,849

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $372 and $372, respectively	3,499	3,499
Interest income	2,304	502
Interest expense	(74,427)	(58,417)
Other income	13,707	396

Total other expense	(54,917)	(54,020)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	163,383	124,829
Income tax provision	(71,423)	(28,389)
Income on equity method investments	1	8

INCOME FROM CONTINUING OPERATIONS	91,961	96,448
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $0 and $23, RESPECTIVELY	—	35

NET INCOME	91,961	96,483
Net income attributable to noncontrolling interest	(119)	(165)

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$91,842	$96,318

NET INCOME PER COMMON SHARE AMOUNTS:
BASIC:
Income from continuing operations attributable to American Tower Corporation	$0.23	$0.24
Income from discontinued operations attributable to American Tower Corporation	—	—

Net income attributable to American Tower Corporation	$0.23	$0.24

DILUTED:
Income from continuing operations attributable to American Tower Corporation	$0.23	$0.24
Income from discontinued operations attributable to American Tower Corporation	—	—

Net income attributable to American Tower Corporation	$0.23	$0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	397,768	402,346

DILUTED	401,899	406,080

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,961	$96,483
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	12,358	13,565
Depreciation, amortization and accretion	131,231	110,835
Other non-cash items reflected in statements of operations	53,335	34,625
Increase in net deferred rent asset	(22,704)	(6,430)
Increase in restricted cash	(7,444)	(2,909)
Increase in assets	(13,486)	(23,093)
Increase in liabilities	38,565	30,573

Cash provided by operating activities	283,816	253,649

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(97,901)	(55,057)
Payments for acquisitions	(617,348)	(88,487)
Proceeds from sale of short-term investments, available-for-sale securities and other long-term assets	49,189	3,926
Payments for short-term investments	(12,037)	(12,001)
Deposits, restricted cash, investments and other	3,567	939

Cash used for investing activities	(674,530)	(150,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	101,129	—
Borrowings under credit facilities	—	75,000
Repayments of notes payable, credit facilities and capital leases	(126,669)	(60,709)
Purchases of Class A common stock	(127,723)	(58,836)
Proceeds from stock options, warrants and stock purchase plan	10,173	47,469
Deferred financing costs and other financing activities	5,564	(274)

Cash (used for) provided by financing activities	(137,526)	2,650

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	7,100	(25)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(521,140)	105,594
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	883,963	247,293

CASH AND CASH EQUIVALENTS, END OF PERIOD	$362,823	$352,887

CASH PAID FOR INCOME TAXES	$13,477	$7,899

CASH PAID FOR INTEREST	$50,806	$35,842

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—Unaudited

(in thousands, except share data)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity	Total Comprehensive Income
	Issued Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2009	479,703,633	$4,797	(78,106,649)	$(2,961,177)	$8,393,643	$(12,649)	$(2,109,532)	$3,043	$3,318,125

Share based compensation related activity	1,647,065	17			47,181				47,198
Issuance of common stock upon exercise of warrants	1,631,061	16			6,843				6,859
Treasury stock activity			(1,183,431)	(51,516)					(51,516)
Net change in fair value of cash flow hedges, net of tax						1,519			1,519	$1,519
Net realized gain on cash flow hedges, net of tax						30			30	30
Net unrealized gain on available-for-sale securities, net of tax						12			12	12
Foreign currency translation adjustment						39,408			39,408	39,408
Distributions to noncontrolling interest								(272)	(272)
Net income							96,318	165	96,483	96,483

Total comprehensive income										$137,452

BALANCE, MARCH 31, 2010	482,981,759	$4,830	(79,290,080)	$(3,012,693)	$8,447,667	$28,320	$(2,013,214)	$2,936	$3,457,846

BALANCE, DECEMBER 31, 2010	486,056,952	$4,860	(87,379,718)	$(3,381,966)	$8,577,093	$38,053	$(1,736,596)	$3,114	$3,504,558

Share based compensation related activity	778,611	8			12,276				12,284
Treasury stock activity			(2,389,747)	(122,739)					(122,739)
Net change in fair value of cash flow hedges, net of tax						1,977			1,977	$1,977
Net realized gain on cash flow hedges, net of tax						136			136	136
Net unrealized loss on available-for-sale securities, net of tax						(60)			(60)	(60)
Foreign currency translation adjustment						14,310			14,310	14,310
Contributions from noncontrolling interest								6,723	6,723
Distributions to noncontrolling interest								(134)	(134)
Net income							91,842	119	91,961	91,961

Total comprehensive income										$108,324

BALANCE, MARCH 31, 2011	486,835,563	$4,868	(89,769,465)	$(3,504,705)	$8,589,369	$54,416	$(1,644,754)	$9,822	$3,509,016

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.	Description of Business, Basis of Presentation and Accounting Policies

American Tower Corporation is, together with its subsidiaries (collectively, “ATC” or the “Company”), an independent owner, operator and developer of wireless and broadcast communications sites in the United States, Brazil, Chile, Colombia, India, Ghana, Mexico, Peru and South Africa. The Company’s primary business is the leasing of antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. The Company also manages rooftop and tower sites for property owners, operates in-building and outdoor distributed antenna system (“DAS”) networks, and provides network development services that primarily support its rental and management operations and the addition of new tenants and equipment on its sites.

ATC is a holding company that conducts its operations through its directly and indirectly owned subsidiaries. ATC’s principal domestic operating subsidiaries are American Towers, Inc. (“ATI”) and SpectraSite Communications, LLC (“SpectraSite”). ATC conducts its international operations through its subsidiary, American Tower International, Inc., which in turn conducts operations through its various international operating subsidiaries. The Company’s international operations consist primarily of its operations in Brazil, Chile, Colombia, India, Ghana, Mexico, Peru and South Africa.

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes that all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and results of operations for such periods have been included. Results of interim periods may not be indicative of results for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued as additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated up to the date of issuance of these financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Presentation—Changes have been made to the presentation of gross purchases and sales of short-term investments within the condensed consolidated statements of cash flows for the three months ended March 31, 2010.

Concentrations of Credit Risk—The Company is subject to concentrations of credit risk related to its cash and cash equivalents, notes receivable, trade receivables and deferred rent asset. The Company mitigates its risk with respect to cash and cash equivalents by maintaining its deposits and contracts at high quality financial institutions and monitoring the credit ratings of those institutions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company derives the largest portion of its revenues, corresponding trade receivables and the related deferred rent asset from a small number of customers in the telecommunications industry, and approximately 55% of its revenues are derived from four customers. In addition, the Company has concentrations of credit risk in certain geographic areas.

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables and the related deferred rent assets by actively monitoring the credit worthiness of its borrowers and customers. In recognizing customer revenue, the Company must assess the collectability of both the amounts billed and the portion recognized on a straight-line basis. This assessment takes customer credit risk and business and industry conditions into consideration to ultimately determine the collectability of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectable when billed, recognition is deferred until such point as the uncertainty is resolved. Any amounts which were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense.

The Company’s largest international customer is Iusacell, which is the brand name under which a group of companies controlled by Grupo Iusacell, S.A. de C.V. (“Grupo Iusacell”) operates. Iusacell represented approximately 4% of the Company’s total revenue for three months ended March 31, 2011. Grupo Iusacell has been engaged in a refinancing of a majority of its U.S. Dollar denominated debt, and in connection with this, two of the legal entities of the group, including Grupo Iusacell, voluntarily filed for a pre-packaged Concurso Mercantil (a process substantially equivalent to Chapter 11 of U.S. Bankruptcy Law) with the backing of a majority of their financial creditors in December 2010 and subsequently concluded the process in April 2011 after a Mexican court ruled in favor of the refinancing plan presented by the two legal entities. As of March 31, 2011, Iusacell notes receivable, net, and related assets (which include financing lease commitments and a deferred rent asset that are primarily long-term in nature) were $20.1 million and $52.5 million, respectively.

Recently Adopted Accounting Standards—In October 2009, the FASB issued new guidance which establishes accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance requires companies to allocate the overall consideration to each deliverable under the arrangement using the estimated selling prices in the absence of vendor specific objective evidence or third-party evidence of selling price for deliverables. This guidance was effective for any contracts entered into, or materially modified by the Company as of January 1, 2011 and did not have a material impact on the Company’s condensed consolidated results of operations or financial position.

2.	Short-Term Investments and Available-For-Sale Securities

As of March 31, 2011, short-term investments and available-for-sale securities included investments with original maturities of three months or more of $10.6 million and $0.1 million of available-for-sale securities.

3.	Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the three months ended March 31, 2011 were as follows (in thousands):

Balance as of December 31, 2010, revised for purchase accounting measurement period adjustments	$2,505,802
Additions	160,236
Effect of foreign currency translation	3,948

Balance as of March 31, 2011	$2,669,986

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company’s other intangible assets subject to amortization consist of the following:

		As of March 31, 2011			As of December 31, 2010 (3)
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)	(in thousands)
Acquired network location (1)	20	$1,472,849	$(615,688)	$857,161	$1,310,828	$(603,578)	$707,250
Acquired customer base	15-20	753,227	(528,012)	225,215	750,104	(513,223)	236,881
Acquired customer relationship	20	1,534,436	(239,807)	1,294,629	1,164,870	(223,628)	941,242
Acquired licenses and other intangibles	5-15	21,601	(20,016)	1,585	21,601	(19,984)	1,617
Economic Rights, TV Azteca	70	30,292	(13,754)	16,538	30,292	(13,646)	16,646

Total		3,812,405	(1,417,277)	2,395,128	3,277,695	(1,374,059)	1,903,636
Deferred financing costs, net (2)	N/A			45,186			46,914

Other intangible assets, net				$2,440,314			$1,950,550

(1)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease or 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(2)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate. This amortization is included in interest expense rather than in amortization expense.
(3)	December 31, 2010 balances have been revised to reflect purchase accounting measurement period adjustments.

The Company amortizes these intangibles on a straight-line basis. As of March 31, 2011, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 3 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, was approximately 14 years. Amortization of intangible assets for the three months ended March 31, 2011 and 2010 was approximately $42.9 million and $37.8 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively.

4.	Financing Transactions

Revolving Credit Facility and Term Loan—As of March 31, 2011, the Company had $175.0 million outstanding under its $1.25 billion senior unsecured revolving credit facility (“Revolving Credit Facility”) and had approximately $32.9 million of undrawn letters of credit outstanding. In April 2011, the Company borrowed $100.0 million under the Revolving Credit Facility and $30.0 million of undrawn letters of credit were cancelled. In March 2008, the Company increased its borrowing capacity under the Revolving Credit Facility by adding $325.0 million of term loan commitments (“Term Loan”). As of March 31, 2011, the Term Loan was fully drawn. The Company continues to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course. The Revolving Credit Facility has a term of five years and matures on June 8, 2012.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Supplemental Credit Facility—On April 8, 2011, the Company entered into a new unsecured revolving credit facility (the “Supplemental Credit Facility”) that allows the Company to borrow $860.0 million and, subject to receiving additional commitments, up to $1.0 billion.

The Supplemental Credit Facility has a term of five years and matures on April 8, 2016. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Supplemental Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.

The Company has the option of choosing either a defined base rate or the London Interbank Offered Rate (“LIBOR”) as the applicable base rate for borrowings under the Supplemental Credit Facility. The interest rate ranges between 1.350% to 2.600% above the LIBOR rate for LIBOR based borrowings or between 0.350% to 1.600% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. A quarterly commitment fee on the undrawn portion of the Supplemental Credit Facility is required, ranging from 0.250% to 0.550% per annum, based upon the Company’s debt ratings. The current margin over LIBOR that the Company would incur on borrowings is 1.850% and the current commitment fee on the undrawn portion of the new credit facility is 0.350%.

The loan agreement contains certain reporting, information, financial ratios and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which the Company must comply. Any failure to comply with the financial and operating covenants of the loan agreement would not only prevent the Company from being able to borrow additional funds, but would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

Colombian Short-Term Credit Facility—In connection with the purchase of the exclusive rights for towers from Telefónica S.A.’s Colombian subsidiary, Colombia Telecomunicaciones S.A. E.S.P. (“Coltel”), the Company entered into a 72.8 billion Colombian Peso-denominated revolving credit facility on September 3, 2010. On November 24, 2010, the Company increased the revolving credit facility by 66.3 billion Colombian Pesos. As of March 31, 2011, 139.1 billion Colombian Pesos (approximately $74.3 million) were outstanding under this credit facility, which is due May 26, 2011.

South African Bridge Loan—In connection with the acquisition of 959 communications sites from Cell C (Pty) Limited (“Cell C”), the Company entered into a 695.4 million South African Rand-denominated bridge loan (“Bridge Loan”) on March 2, 2011. As of March 31, 2011, 695.4 million South African Rand (approximately $102.7 million) were outstanding under this loan. The Bridge Loan matures on September 30, 2011.

Stock Repurchase Programs—During the three months ended March 31, 2011, the Company continued to repurchase shares of its Common Stock pursuant to its publicly announced stock repurchase program, as described below.

In February 2008, the Company’s Board of Directors approved a stock repurchase program for the repurchase of up to $1.5 billion of its Common Stock (“2008 Buyback”). During the three months ended March 31, 2011, the Company repurchased 2.4 million shares of its Common Stock for an aggregate of $122.7 million, including commissions and fees, pursuant to the 2008 Buyback. Between April 1, 2011 and April 22, 2011, the Company repurchased an additional 0.5 million shares of its Common Stock for an aggregate of $24.3

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

million, including commissions and fees. As of April 22, 2011, the Company had repurchased a total of 32.7 million shares of its Common Stock for an aggregate of $1.3 billion, including commissions and fees, pursuant to the 2008 Buyback.

In March 2011, the Company’s Board of Directors approved a new stock repurchase program, pursuant to which the Company is authorized to purchase up to an additional $1.5 billion of Common Stock.

Under each program, the Company is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices in accordance with securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, the Company plans to make purchases pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, which allows the Company to repurchase shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

In the near term, the Company expects to fund any further repurchases of its Common Stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Purchases under each program are subject to the Company having available cash to fund repurchases.

5.	Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed through the use of derivative instruments is interest rate risk. From time to time, the Company enters into interest rate protection agreements to manage exposure on the variable rate debt under its credit facilities and to manage variability in cash flows relating to forecasted interest payments. Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s credit risk exposure is limited to the current value of the contract at the time the counterparty fails to perform.

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

As of March 31, 2011, all of the Company’s interest rate swap agreements have expired. As of December 31, 2010, the carrying amounts of the Company’s derivative financial instruments, along with the estimated fair values of the related liabilities were as follows (in thousands):

	Balance Sheet Location	Notional Amount	Carrying Amount and Fair Value
Liabilities:
Interest rate swap agreements	Other long-term liabilities	$525,000	$(3,311)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

During the three months ended March 31, 2011 and 2010, the interest rate swap agreements held by the Company had the following impact on other comprehensive income (“OCI”) included in the condensed consolidated balance sheet and in the condensed consolidated statement of operations (in thousands):

Three Months Ended March 31, 2011
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(228)	Interest expense	$(2,205)	N/A	N/A

Three Months Ended March 31, 2010
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(3,180)	Interest expense	$(4,699)	N/A	N/A

6.	Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows:

	March 31, 2011
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments and available-for-sale securities (1)	$10,695			$10,695

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

	December 31, 2010
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments and available-for-sale securities (1)	$46,428			$46,428
Liabilities:
Interest rate swap agreements (2)		$3,311		$3,311

(1)	Consists of available-for-sale securities traded on active markets as well as certain short-term investments that are highly liquid and actively traded in over-the-counter markets.
(2)	Consists of interest rate swap agreements based on the LIBOR whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.

Cash and cash equivalents include short-term investments, including money market funds, with original maturities of three months or less whose fair value equaled cost at March 31, 2011 and December 31, 2010.

As of March 31, 2011, there were no interest rate swap agreements outstanding. As of December 31, 2010, the fair value of the Company’s interest rate swap agreements recorded as liabilities is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. Fair valuations of the Company’s interest rate swap agreements reflect the value of the instrument including the values associated with counterparty risk and the Company’s own credit standing. The Company includes in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract.

Items Measured at Fair Value on a Nonrecurring Basis—During the three months ended March 31, 2011, long-lived assets held and used with a carrying value of $3,797.7 million were written down to their net realizable value, resulting in an asset impairment charge of $0.2 million. These adjustments were determined by comparing the estimated proceeds from sale of assets or the projected future discounted cash flows to be provided from the long-lived assets (calculated using level 3 inputs) to the asset’s carrying value.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments, with the exception of long-term obligations, including current portion, reasonably approximate the related fair values as of March 31, 2011 and December 31, 2010. The Company’s estimates of fair value of its long-term obligations, including current portion, are based primarily upon reported market values. As of March 31, 2011, the carrying value and fair value of long-term obligations, including current portion, were $5.6 billion and $5.7 billion, respectively. As of December 31, 2010, the carrying value and fair value of long-term obligations, including current portion, were $5.6 billion and $5.8 billion, respectively.

7.	Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

As of March 31, 2011 and December 31, 2010, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $51.1 million and $33.0 million, respectively. The increase in the amount of unrecognized tax benefits during the three months ended March 31, 2011 is primarily attributable to uncertain tax positions assumed in connection with the Company’s acquisition in Brazil on March 1, 2011. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 11 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $4.0 million.

The Company recorded penalties and tax-related interest expense, net of related federal tax benefit, during the three months ended March 31, 2011 and 2010 of $1.3 million and $0.7 million, respectively. As of March 31, 2011 and December 31, 2010, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the condensed consolidated balance sheets was $25.8 million and $18.0 million, respectively.

8.	Stock-Based Compensation

The Company recognized stock-based compensation expense during the three months ended March 31, 2011 and 2010 of $12.4 million and $13.6 million, respectively. Stock-based compensation expense for the three months ended March 31, 2011 includes $2.7 million related to the modification of the vesting and exercise terms for a certain employee’s equity awards. The Company did not capitalize any stock-based compensation during the three months ended March 31, 2011 and 2010.

Stock Options—The following table summarizes the Company’s option activity for the three months ended March 31, 2011:

Number of Options
Outstanding as of January 1, 2011	7,962,566
Granted	1,023,002
Exercised	(303,568)
Forfeited	(68,612)
Expired	(1,200)

Outstanding as of March 31, 2011	8,612,188

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes pricing model. The following assumptions were used to determine the grant date fair value for options granted during the three months ended March 31, 2011:

Range of risk-free interest rate	2.05% - 2.11%
Weighted average risk-free interest rate	2.05%
Expected life of option grants	4.5
Range of expected volatility of underlying stock price	36.89% - 36.90%
Weighted average expected volatility of underlying stock price	36.90%
Expected annual dividends	N/A

The weighted average grant date fair value per share during the three months ended March 31, 2011 was $17.13. As of March 31, 2011, total unrecognized compensation expense related to unvested stock options was $21.3 million, and is expected to be recognized over a weighted average period of approximately three years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Restricted Stock Units—The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2011:

Number of Units
Outstanding as of January 1, 2011	2,200,225
Granted	832,158
Vested	(676,721)
Forfeited	(31,640)

Outstanding as of March 31, 2011	2,324,022

As of March 31, 2011, total unrecognized compensation expense related to unvested restricted stock units was $90.1 million, and is expected to be recognized over a weighted average period of approximately three years.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan for all eligible employees as described in note 12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year, and accordingly no shares were purchased by employees during the three months ended March 31, 2011.

9.	Earnings per Common Share

Basic income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options, share based awards and warrants as determined under the treasury stock method and upon conversion of the Company’s convertible notes, as determined under the if-converted method. Dilutive common share equivalents also include the dilutive impact of the ALLTEL transaction (see note 10).

The following table sets forth basic and diluted income from continuing operations per common share computational data for the three months ended March 31, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010

Income from continuing operations attributable to American Tower Corporation	$91,842	$96,283

Basic weighted average common shares outstanding	397,768	402,346
Dilutive securities	4,131	3,734

Diluted weighted average common shares outstanding	401,899	406,080

Basic income from continuing operations attributable to American Tower Corporation per common share	$0.23	$0.24

Diluted income from continuing operations attributable to American Tower Corporation per common share	$0.23	$0.24

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

For the three months ended March 31, 2011 and 2010, the weighted average number of common shares outstanding excluded shares issuable upon exercise of the Company’s stock options and share based awards of 1.0 million and 1.4 million, respectively, as the effect would be anti-dilutive. Additionally, as of March 31, 2010, the weighted average number of common shares outstanding excluded 0.6 million of shares issuable upon conversion of the Company’s convertible notes, which were repaid in 2010.

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

XCEL Litigation—On June 3, 2010, Horse-Shoe Capital (“Horse-Shoe”), a company formed under the laws of the Republic of Mauritius, filed a complaint in the Supreme Court of the State of New York, New York County, with respect to Horse-Shoe’s sale of XCEL Telecom Private Limited (“XCEL”) to American Tower Mauritius (“AT Mauritius”), the Company’s wholly-owned subsidiary formed under the laws of the Republic of Mauritius. The complaint names AT Mauritius, ATI and the Company as defendants, and the dispute concerns the timing and amount of distributions to be made by AT Mauritius to Horse-Shoe from a $7.5 million holdback escrow account and a $15.7 million tax escrow account, each established by the transaction agreements at closing. The complaint seeks release of the entire holdback escrow account, plus an additional $2.8 million, as well as the release of approximately $12.0 million of the tax escrow account. The complaint also seeks punitive damages in excess of $69.0 million. The Company filed an answer to the complaint in August 2010, disputing both the amounts alleged to be owed under the escrow agreements as well as the timing of the escrow distributions. The Company also asserted in its answer that the demand for punitive damages is meritless. The parties filed cross-motions for summary judgment concerning the release of the tax escrow account and, in January 2011, the court granted the Company’s motion for summary judgment, finding no obligation for the Company to release the disputed portion of the tax escrow until 2013. Other claims are pending. In March 2011, Horse-Shoe filed a motion for summary judgment seeking disbursement of $5.3 million of the holdback escrow account that it claims is undisputed. The Company has opposed the motion and is vigorously defending the lawsuit.

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the Company’s securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $464.0 million as of March 31, 2011, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL (which completed its merger with Verizon Wireless in January 2009) to acquire towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers was approximately $65.6 million as of March 31, 2011. At ALLTEL’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s Common Stock per tower.

11.	Acquisitions and Other Transactions

Acquisitions

ETIPL Acquisition—On August 6, 2010, the Company’s indirectly held, wholly owned Indian subsidiary, Transcend Infrastructure Limited, acquired substantially all the issued and outstanding shares of Essar Telecom Infrastructure Private Limited (“ETIPL”), for an aggregate purchase price of approximately $420.7 million. During the three months ended March 31, 2011, the Company made certain purchase accounting adjustments and retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet for the year ended December 31, 2010. The acquisition has been accounted for as a business combination. The purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the date of acquisition.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets (3)	$145,029	$147,996
Other non-current assets	2,762	2,762
Property and equipment	189,750	189,750
Intangible assets (4)	151,371	151,371
Current liabilities	(195,567)	(198,286)
Other long-term liabilities	(67,187)	(66,247)

Fair value of net assets acquired	$226,158	$227,346

Goodwill (5)	194,541	193,353

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(1)	Reflected in the condensed consolidated balance sheets in the Form 10-Q for the three months ended March 31, 2011.
(2)	Reflected in the consolidated balance sheet in the Form 10-K for the year ended December 31, 2010.
(3)	Includes approximately $13.2 million of accounts receivable which approximates the value due to the Company under certain contractual arrangements.
(4)	Consists of customer relationships of approximately $94.7 million and network location intangibles of approximately $56.7 million as of March 31, 2011. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(5)	The Company expects that the goodwill recorded will not be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

Peru Acquisition—On August 9, 2010, the Company announced that it had entered into a definitive agreement to purchase towers from Telefonica del Peru S.A.A. As of March 31, 2011, the Company acquired 475 of these towers. The acquisition had a final purchase price, after certain post-closing adjustments, of $87.8 million. During the three months ended March 31, 2011, the Company made certain purchase accounting adjustments and retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet for the year ended December 31, 2010. The acquisition has been accounted for as a business combination. The purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the date of acquisition.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$16,227	$13,850
Property and equipment	5,450	4,966
Intangible assets (3)	55,650	56,876
Other long-term liabilities	(7,060)	(6,433)

Fair value of net assets acquired	$70,267	$69,259

Goodwill (4)	17,494	18,785

(1)	Reflected in the condensed consolidated balance sheets in the Form 10-Q for the three months ended March 31, 2011.
(2)	Reflected in the consolidated balance sheet in the Form 10-K for the year ended December 31, 2010.
(3)	Consists of customer relationships of approximately $16.5 million and network location intangibles of approximately $39.2 million as of March 31, 2011. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the international rental and management segment.

Chile- VTR Acquisition—On February 1, 2011, the Company acquired 140 communications sites from VTR Banda Ancha (Chile) S.A and its affiliates, and subsequently purchased 40 communications sites under construction in March 2011 for an aggregate purchase price of $19.9 million. The acquisition is consistent with the Company’s strategy to expand in selected international markets. The acquisition is being accounted for as a business combination.

The purchase price was preliminarily allocated to the acquired assets and liabilities based upon their estimated fair value at the date of acquisition. The preliminary allocation of the purchase price will be finalized

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

upon completion of the transaction and the analyses of fair value of the net assets acquired and may result in the recognition of goodwill.

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets	$2,888
Property and equipment	6,400
Intangible assets (1)	13,213
Other long-term liabilities	(2,612)

Fair value of net assets acquired	$19,889

(1)	Consists of customer relationships of approximately $8.1 million and network location intangibles of approximately $5.1 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.

South Africa Acquisition—On November 4, 2010, the Company entered into a definitive agreement with Cell C to purchase up to approximately 1,400 existing towers, and up to 1,800 additional towers that either are under construction or will be constructed, for an aggregate purchase price of up to approximately $430 million. On March 8, 2011, the Company completed the purchase of 959 existing towers through its local South African subsidiary for an aggregate purchase price of $149.1 million, including value added tax, using cash on hand, local financing and funds contributed by South African investors who currently hold an approximate 25% noncontrolling interest in the Company’s South African subsidiary. Approximately $140.3 million was funded in March 2011 and $8.8 million was funded in April 2011. The Company expects to close on the remaining existing towers during 2011, subject to customary closing conditions. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

The acquisition is being accounted for as a business combination. The purchase price was preliminarily allocated to the acquired assets and liabilities based upon their estimated fair value at the date of acquisition. The preliminary goodwill of $21.7 million is calculated as the purchase premium after first allocating the purchase price to the fair value of net assets acquired. The preliminary allocation of the purchase price will be finalized upon the final settlement of the purchase price with the sellers and the subsequent completion of analyses of the fair value of the assets and liabilities acquired.

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Purchase Price Allocation
Non-current assets	$8,792
Property and equipment	42,305
Intangible assets (1)	96,827
Current liabilities	(74)
Other long-term liabilities	(20,458)

Fair value of net assets acquired	$127,392

Goodwill (2)	21,736

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(1)	Consists of customer relationships of approximately $84.5 million and network location intangibles of approximately $12.3 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(2)	The Company expects that the goodwill recorded will not be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

Brazil Acquisition —On March 1, 2011, the Company acquired 100% of the outstanding shares of a company that owned 627 towers in Brazil for $553.2 million, of which $419.2 million was paid using cash on hand in March 2011. The acquisition is subject to a post closing purchase price adjustment, following the Company’s post-closing due diligence of the acquired company’s financial results.

The acquisition is being accounted for as a business combination. The purchase price was preliminarily allocated to the acquired assets and liabilities based upon their estimated fair value at the date of acquisition. The preliminary allocation of the purchase price will be finalized upon the settlement of the purchase price with the sellers and the subsequent completion of analyses of the fair value of the assets and liabilities acquired.

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets (1)	$6,853
Non-current assets (2)	29,648
Property and equipment	33,180
Intangible assets (3)	396,392
Current liabilities	(4,440)
Other long-term liabilities (2)	(46,639)

Fair value of net assets acquired	$414,994

Goodwill (4)	138,240

(1)	Includes approximately $4.1 million of accounts receivable, which approximates the value due to the Company under certain contractual arrangements.
(2)	Other long-term liabilities includes contingent amounts of approximately $31.4 million primarily related to uncertain tax positions related to the acquisition and non-current assets includes $24.0 million of a related indemnification asset.
(3)	Consists of customer relationships of approximately $254.6 million and network location intangibles of approximately $141.8 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	The Company expects that the goodwill recorded will not be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

Approximately $4.8 million of revenue and $0.8 million of net income associated with this acquisition is included in the condensed consolidated statement of operations for the three months ended March 31, 2011.

U.S. Acquisitions—During the three months ended March 31, 2011, the Company acquired a total of 42 communications sites in the United States for $23.8 million and contingent consideration of $0.1 million. The acquisition of these towers is consistent with the Company’s strategy to expand in selected geographic areas and have been accounted for as business combinations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based on the estimated fair value of the acquired assets and assumed liabilities at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Property and equipment	$8,263
Intangible assets (1)	15,767
Other long-term liabilities	(273)

Fair value of net assets acquired	$23,757

Goodwill (2)	160

(1)	Consists of customer relationships of approximately $15.2 million and network location intangibles of approximately $0.6 million. The customer relationships and network location are being amortized on a straight-line basis over a period of 20 years.
(2)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s domestic rental and management segment.

During the three months ended March 31, 2011, the Company made certain purchase accounting adjustments to several U.S. acquisitions and retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet for the year ended December 31, 2010.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date for acquisitions which closed during the year-ended December 31, 2010 (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Other non-current assets	$598	$442
Property and equipment	82,990	64,564
Intangible assets (3)	227,322	260,898
Current liabilities	(360)	(360)
Other long-term liabilities	(8,418)	(7,802)

Fair value of net assets acquired	$302,132	$317,742

Goodwill (4)	31,741	16,131

(1)	Reflected in the condensed consolidated balance sheets in the Form 10-Q for the three months ended March 31, 2011.
(2)	Reflected in the consolidated balance sheet in the Form 10-K for the year ended December 31, 2010.
(3)	Consists of customer relationships of approximately $162.1 million and network location intangibles of approximately $65.2 million as of March 31, 2011. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s domestic rental and management segment.

The allocation of the purchase price will be finalized upon completion of analyses of the fair value of the assets acquired and liabilities assumed.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Other Transactions

Coltel Transaction—On September 3, 2010, the Company entered into a definitive agreement to purchase the exclusive use rights for towers in Colombia from Coltel until 2023, when ownership of the towers will transfer to the Company at no additional cost. Pursuant to that agreement, during the three months ended March 31, 2011, the Company completed the purchase of exclusive use rights for 116 towers for an aggregate purchase price of approximately $21.0 million, of which $12.2 million was paid during the three months ended March 31, 2011. The transaction has been accounted for as a capital lease, with the aggregated purchase price being allocated to property and equipment and non-current assets.

12.	Business Segments

The Company operates in three business segments: domestic rental and management, international rental and management and network development services. The domestic rental and management segment provides for the leasing of antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies in the United States. The international rental and management segment provides for the leasing of antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies in Brazil, Chile, Colombia, India, Ghana, Mexico, Peru and South Africa. Through its network development services segment, the Company offers tower-related services in the United States, including site acquisition, zoning and permitting services and structural analyses services which primarily support the Company’s site leasing business and the addition of new tenants and equipment on its sites.

The accounting policies applied in compiling segment information below are similar to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In evaluating financial performance, management focuses on segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expenses. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the international rental and management segment operating profit and segment gross margin also include interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), net income attributable to noncontrolling interest, income (loss) on equity method investments, income taxes and discontinued operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2011 and 2010 is shown in the tables below. The Other column below represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; other operating expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as well as reconciles segment operating profit to income (loss) before income taxes, noncontrolling interest and income (loss) on equity method investments that are not utilized in assessing each unit’s performance.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended March 31, 2011	Domestic	International
	(in thousands)
Segment revenues	$417,626	$129,029	$546,655	$16,040		$562,695
Segment operating expenses	83,182	44,677	127,859	7,469		135,328
Interest income, TV Azteca, net	—	3,499	3,499	—		3,499

Segment gross margin	334,444	87,851	422,295	8,571		430,866

Segment selling, general, administrative and development expense	18,179	17,461	35,640	1,663		37,303

Segment operating profit	$316,265	$70,390	$386,655	$6,908		$393,563

Other selling, general, administrative and development expense					$28,829	28,829
Depreciation, amortization and accretion					131,231	131,231
Other expense (principally interest expense)					70,120	70,120

Income from continuing operations before income taxes and income on equity method investments						$163,383

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three Months Ended March 31, 2010	Domestic	International
	(in thousands)
Segment revenues	$370,017	$73,801	$443,818	$10,616		$454,434
Segment operating expenses	77,354	23,070	100,424	6,045		106,469
Interest income, TV Azteca, net	—	3,499	3,499	—		3,499

Segment gross margin	292,663	54,230	346,893	4,571		351,464

Segment selling, general, administrative and development expense	14,232	8,943	23,175	1,619		24,794

Segment operating profit	$278,431	$45,287	$323,718	$2,952		326,670

Other selling, general, administrative and development expense					$28,733	28,733
Depreciation, amortization and accretion					110,835	110,835
Other expense (principally interest expense)					62,273	62,273

Income from continuing operations before income taxes and income on equity method investments						$124,829

13.	Subsequent Events

Joint Venture with MTN Group—As previously disclosed, the Company entered into a definitive agreement with MTN Group Limited to establish a joint venture in Ghana, of which the Company will own a 51% share through a wholly owned subsidiary. Pursuant to the agreement, the joint venture expects to purchase a total of up to 1,876 existing towers from MTN in various tranches throughout 2011 and early 2012. The Company’s investment in the joint venture will be approximately $220.0 million. The Company signed the necessary agreements to establish the joint venture on May 3, 2011 and the joint venture is in the process of closing an initial tranche of 400 towers. The Company’s portion of the purchase price will be approximately $63.0 million, including value added tax and a working capital contribution, and is subject to a post closing purchase price adjustment. The joint venture expects to close on the approximately 1,476 remaining towers in the second half of 2011 and early 2012, subject to customary closing conditions. MTN will be the anchor tenant on each of the towers purchased.

U.S. Acquisition—On April 21, 2011, the Company entered into a definitive agreement to acquire up to 183 communications sites in the United States for an aggregate purchase price of approximately $64.5 million. The Company acquired four communications sites on April 29, 2011 for an aggregate purchase price of $2.1 million and expects to close on the remaining sites during 2011, subject to due diligence.

Chile Acquisition—As previously disclosed, the Company entered into definitive agreements to purchase towers from Telefónica Chile S.A. and its affiliates. In April 2011, the Company acquired 171 communications sites in Chile for an aggregate purchase price of approximately $17.6 million.

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

The discussion and analysis of our financial condition and results of operations that follow are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” beginning on page 47 of our Annual Report on Form 10-K for the year ended December 31, 2010, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a leading wireless and broadcast communications infrastructure company that owns, operates and develops communications sites. Our communications site portfolio includes wireless communications towers, broadcast communications towers and distributed antenna system (“DAS”) networks, which are collocation solutions to support seamless in-building and outdoor wireless coverage. Our portfolio consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of March 31, 2011, approximately 21,000 towers domestically and approximately 16,000 towers internationally. Our portfolio also includes approximately 200 in-building and outdoor DAS networks that we operate in malls, casinos and other in-building applications, and select outdoor environments. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. We refer to this business as our rental and management operations, which accounted for approximately 97% of our total revenues for the three months ended March 31, 2011.

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

We continue to believe that our site leasing revenue is likely to increase due to the growing use of wireless communications services and our ability to meet that demand by adding new tenants and new equipment for existing tenants on our legacy sites, which increases the utilization and profitability of our sites. In addition, we believe the majority of our site leasing activity will continue to come from wireless broadband service providers. Our legacy site portfolio and our established tenant base provide us with new business opportunities, which have historically resulted in consistent and predictable revenue growth. In addition, we intend to continue to supplement the growth on our legacy sites by selectively developing or acquiring new sites in our existing and new markets where we can achieve our return on investment criteria.

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

Our continuing operations are reported in three segments, domestic rental and management, international rental and management and network development services. Management focuses on segment gross margin and segment operating profit as a means to measure operating performance in our business segments. We define segment gross margin as segment revenue less segment operating expenses excluding: depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expense. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the rental and management segments also include interest income, TV Azteca, net (see note 12 to our condensed consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), net income attributable to noncontrolling interest, income (loss) on equity method investments, income taxes and discontinued operations.

REIT Election.    As we review our tax strategy and assess the utilization of our federal and state NOLs, we are actively considering an election to a REIT for U.S. federal and, where applicable, state income tax purposes. We received a favorable private letter ruling from the Internal Revenue Service with respect to the application of certain significant REIT qualification tests to our assets and operations. Our actual qualification and taxation as a REIT will depend on our compliance on a continuing basis with these various qualification tests.

Based on our preliminary analysis, we estimate that the aggregate amount of our accumulated earnings and profits (“E&P”) for federal income tax purposes through December 31, 2011 will be no more than $200 million.

This is only a preliminary estimate, and the actual amount and timing of a special distribution, if any, related to our accumulated E&P, will be determined by our Board of Directors. The determination to elect REIT status for the taxable year beginning January 1, 2012, may be made as early as the second half of 2011 and is subject to the approval of our Board of Directors. There is no certainty as to the timing of a REIT election or whether we will make a REIT election at all.

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

Results of Operations

Three Months Ended March 31, 2011 and 2010 (in thousands)

Revenue

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$417,626	$370,017	$47,609	13%
International	129,029	73,801	55,228	75

Total rental and management	546,655	443,818	102,837	23
Network development services	16,040	10,616	5,424	51

Total revenues	$562,695	$454,434	$108,261	24%

Total revenues for the three months ended March 31, 2011 increased 24% to $562.7 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites and revenue growth attributable to the approximately 9,900 new sites that we have constructed or acquired since January 1, 2010.

Domestic rental and management segment revenue for the three months ended March 31, 2011 increased 13% to $417.6 million. This growth was comprised of:

•	Approximately 11% from organic revenue growth, which was due to the incremental revenue generated from adding new tenants to legacy sites, existing tenants adding more equipment to legacy sites, contractual rent escalations, and a positive impact from straight-line lease accounting due to extending thousands of leases with one of our major customers partially offset by tenant lease cancellations; and

•	Revenue growth from new sites of approximately 2%, which was a result of the construction or acquisition of approximately 1,000 new domestic sites since January 1, 2010.

International rental and management segment revenue for the three months ended March 31, 2011 increased 75% to $129.0 million. This growth was comprised of:

•

Approximately 21% from organic revenue growth, which was due to the incremental revenue generated from adding new tenants to legacy sites, existing tenants adding more equipment to legacy sites, contractual rent escalations, a decrease in revenue reserves, the positive impact of foreign currency translation and the positive impact from straight-line lease accounting, and was partially offset by tenant lease cancellations; and

•	Revenue growth from new sites of approximately 54%, which was a result of the construction or acquisition of approximately 8,900 new international sites since January 1, 2010.

Network development services segment revenue for the three months ended March 31, 2011 increased 51% to $16.0 million. The increase was primarily attributable to a favorable one-time item.

Gross Margin

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$334,444	$292,663	$41,781	14%
International	87,851	54,230	33,621	62

Total rental and management	422,295	346,893	75,402	22
Network development services	8,571	4,571	4,000	88

Total gross margin	$430,866	$351,464	$79,402	23%

Total gross margin for the three months ended March 31, 2011 increased 23% to $430.9 million. The increase was primarily attributable to an increase in both of our rental and management segments and our network development services segment.

Domestic rental and management segment gross margin for the three months ended March 31, 2011 increased 14% to $334.4 million. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by an 8% increase in direct operating costs, of which 4% was attributable to expense increases on our legacy domestic sites and 4% was attributable to the incremental direct operating costs associated with the addition of approximately 1,000 new domestic sites since January 1, 2010.

International rental and management segment gross margin for the three months ended March 31, 2011 increased 62% to $87.9 million. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by a 94% increase in direct operating costs, including pass-through expenses, of which 19% was attributable to expense increases on our legacy international sites, largely due to changes in foreign currency exchange rates and from an accrual adjustment made for straight-line ground lease accounting and 75% was attributable to the incremental costs associated with the addition of approximately 8,900 new international sites since January 1, 2010.

Network development services segment gross margin for the three months ended March 31, 2011 increased 88% to $8.6 million. The increase was primarily attributable to the nonrecurring increase in revenue described above.

Selling, General, Administrative and Development Expense

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$18,179	$14,232	$3,947	28%
International	17,461	8,943	8,518	95

Total rental and management	35,640	23,175	12,465	54
Network development services	1,663	1,619	44	3
Other	28,829	28,733	96	—

Total selling, general, administrative and development expense	$66,132	$53,527	$12,605	24%

Total selling, general, administrative and development expense for the three months ended March 31, 2011, increased 24% to $66.1 million. The increase was primarily attributable to an increase in both of our rental and management segments.

Domestic rental and management segment selling, general, administrative and development expense for the three months ended March 31, 2011 increased 28% to $18.2 million. The increase was primarily attributable to initiatives designed to drive growth and to support a growing portfolio, including increased staffing in field operations, sales and finance, information technology as well as costs associated with establishing a dedicated team to more actively pursue new product lines, such as shared generators and outdoor DAS networks.

International rental and management segment selling, general, administrative and development expense for the three months ended March 31, 2011, increased 95% to $17.5 million. The increase was primarily attributable to our increased international expansion initiatives in Chile, Colombia, Ghana, Peru and South Africa.

Network development services segment selling, general, administrative and development expense for the three months ended March 31, 2011 increased 3% to $1.7 million. The increase was primarily attributable to costs incurred to support our new tower development and our site acquisition, zoning and permitting services.

Operating Profit

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$316,265	$278,431	$37,834	14%
International	70,390	45,287	25,103	55

Total rental and management	386,655	323,718	62,937	19
Network development services	6,908	2,952	3,956	134

Total operating profit	$393,563	$326,670	$66,893	20%

Total operating profit for the three months ended March 31, 2011 increased 20% to $393.6 million. The increase was primarily attributable to the increase in both our rental and management segments gross margin, and was partially offset by increases in overhead costs attributable to both of our rental and management segments.

Domestic rental and management segment operating profit for the three months ended March 31, 2011 increased 14% to $316.3 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (14%) as described above, and was partially offset by increases in our domestic rental and management segment overhead costs (28%), as described above.

International rental and management segment operating profit for the three months ended March 31, 2011 increased 55% to $70.4 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (62%) as described above, and was partially offset by increases in our international rental and management segment overhead costs (95%), as described above.

Network development services segment operating profit for the three months ended March 31, 2011 increased 134% to $6.9 million. The growth was primarily attributable to the increase in gross margin as described above.

Depreciation, Amortization and Accretion

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Depreciation, amortization and accretion	$131,231	$110,835	$20,396	18%

Depreciation, amortization and accretion for the three months ended March 31, 2011 increased 18% to $131.2 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 9,500 sites since March 31, 2010, which resulted in an increase in property and equipment.

Other Operating Expenses

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Other operating expenses	$11,704	$4,754	$6,950	146%

Other operating expenses for the three months ended March 31, 2011 increased 146% to $11.7 million. The increase was primarily attributable to an increase of approximately $5.2 million in acquisition related costs and an increase in consulting and legal costs associated with our evaluation of a potential election to a REIT.

Interest Expense

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Interest expense	$74,427	$58,417	$16,010	27%

Interest expense for the three months ended March 31, 2011 increased 27% to $74.4 million. The increase was primarily attributable to an increase in average debt outstanding, partially offset by a reduction in our annualized weighted average cost of borrowing from 5.58% to 5.41%.

Other Income

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Other income	$13,707	$396	$13,311	3,361%

Other income for the three months ended March 31, 2011 was $13.7 million, as compared to other income of $0.4 million for the three months ended March 31, 2010. During the three months ended March 31, 2011, we recorded unrealized foreign currency gains associated primarily with intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies of approximately $16.2 million, partially offset by other miscellaneous expenses of $2.5 million. During the three months ended March 31, 2010, we recorded unrealized foreign currency gains of approximately $1.8 million, partially offset by other miscellaneous expenses of $1.4 million.

Income Tax Provision

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Income tax provision	$71,423	$28,389	$43,034	152%
Effective tax rate	43.7%	22.7%

The income tax provision for the three months ended March 31, 2011 increased 152% to $71.4 million. The effective tax rate (“ETR”) for the three months ended March 31, 2011 increased to 43.7% from 22.7%. The increase in ETR is primarily attributable to the impact of discrete items during the quarter. Discrete items resulted in an increase in the income tax provision of approximately $3.0 million and ETR of 1.8% during the three months ended March 31, 2011, compared to a decrease in the income tax provision of approximately $23.3 million and ETR of 18.7% during the three months ended March 31, 2010. The discrete items during the three months ended March 31, 2010 primarily related to a reduction in accrued income taxes from the implementation of restructuring activities in Latin America.

The effective tax rates on income from continuing operations for the three months ended March 31, 2011 and 2010 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes.

Net Income/Adjusted EBITDA

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Net income	$91,961	$96,483	$(4,522)	(5)%
Income from discontinued operations, net	—	(35)	(35)	(100)

Income from continuing operations	91,961	96,448	(4,487)	(5)
Income from equity method investments	(1)	(8)	(7)	(88)
Income tax provision	71,423	28,389	43,034	152
Other income	(13,707)	(396)	13,311	3,361
Interest expense	74,427	58,417	16,010	27
Interest income	(2,304)	(502)	1,802	359
Other operating expenses	11,704	4,754	6,950	146
Depreciation, amortization and accretion	131,231	110,835	20,396	18
Stock-based compensation expense	12,358	13,565	(1,207)	(9)

Adjusted EBITDA	$377,092	$311,502	$65,590	21%

Net income for the three months ended March 31, 2011 decreased 5% to $92.0 million. The decrease was primarily attributable to an increase in operating profit, as described above, offset by an increase in depreciation, amortization and accretion and an increase in income tax provision.

Adjusted EBITDA for the three months ended March 31, 2011 increased 21% to $377.1 million. Adjusted EBITDA growth was primarily attributable to the increase in our gross margin (23%) and was partially offset by an increase in selling, general, administrative and development expenses, excluding stock-based compensation expense (24%).

Liquidity and Capital Resources

The information in this section updates as of March 31, 2011 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2010 and should be read in conjunction with that report.

Overview

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt and equity offerings. As of March 31, 2011, we had approximately $1,404.9 million of total liquidity, comprised of approximately $362.8 million in cash and cash equivalents and the ability to borrow approximately $1,042.1 million under our $1.25 billion senior unsecured revolving credit facility (“Revolving Credit Facility”). Summary cash flow information for the three months ended March 31, 2011 and 2010 is set forth below (in thousands).

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used for):
Operating activities	$283,816	$253,649
Investing activities	(674,530)	(150,680)
Financing activities	(137,526)	2,650
Net effect of changes in exchange rates on cash and cash equivalents	7,100	(25)

Net (decrease) increase in cash and cash equivalents	$(521,140)	$105,594

We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, tower construction, DAS network installations, and tower and land acquisitions. We also use our cash flows to fund refinancings and repurchases of our outstanding indebtedness, as well as our stock repurchase programs.

As of March 31, 2011, we had total outstanding indebtedness of approximately $5.6 billion. During the three months ended March 31, 2011 and the year ended December 31, 2010, we generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations. We believe the cash generated by operations during the next 12 months will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for the next 12 months.

Cash Flows from Operating Activities

For the three months ended March 31, 2011, cash provided by operating activities was $283.8 million, an increase of $30.2 million as compared to the three months ended March 31, 2010. This increase was primarily attributable to an increase of $66.9 million in the operating profit of our operating segments, partially offset by an increase in the amount spent to meet working capital needs.

Our domestic and international rental and management segments and network development services segment are expected to generate cash flows from operations during 2011 in excess of their cash needs for operations and expenditures for tower construction and improvements.

Cash Flows from Investing Activities

For the three months ended March 31, 2011, cash used for investing activities was $674.5 million, an increase of $523.9 million as compared to the three months ended March 31, 2010. This increase was primarily attributable to increased spending for acquisitions during the three months ended March 31, 2011.

During the three months ended March 31, 2011, payments for purchases of property and equipment and construction activities totaled $97.9 million, including $56.8 million of capital expenditures for discretionary capital projects, such as completion of the construction of approximately 230 towers, the installation of 10 in-building DAS networks and the installation of shared back-up power generators, $20.5 million to acquire land under our towers that was subject to ground agreements (including leases), $12.8 million for capital improvements and corporate capital expenditures and $7.7 million related to redevelopment of our existing communications sites to accommodate new tenant equipment. In addition, during the three months ended March 31, 2011, we spent $617.3 million to acquire 1,884 additional communications sites in the United States, Chile, Brazil, Colombia and South Africa.

We plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our return on investment criteria. We expect that our 2011 total capital expenditures will be between approximately $400 million and $450 million, including between $65 million and $75 million for capital improvements and corporate expenditures, approximately $55 million for the redevelopment of existing communications sites, between $80 million and $100 million for ground lease purchases, and between $200 million and $220 million for other discretionary capital projects including the construction of approximately 1,200 to 1,500 new communications sites. In addition, we expect that we will spend approximately $264 million during the remainder of 2011 to acquire up to 2,071 towers and 64 exclusive use rights for towers internationally.

Cash Flows from Financing Activities

For the three months ended March 31, 2011, cash used for financing activities was $137.5 million, as compared to cash provided by financing activities of $2.7 million during the three months ended March 31, 2010. The $137.5 million of cash used for financing activities during the three months ended March 31, 2011 primarily related to payments for the repurchase of our Class A common stock (“Common Stock”) of $127.7 million, which consisted of $117.4 million ($122.7 million, including commissions and fees, and an increase in accrued treasury stock of $5.3 million) of repurchases under our stock repurchase program and $10.3 million of amounts surrendered for the satisfaction of employee tax obligations in connection with the vesting of restricted stock units and the repayment of notes payable, credit facilities, and capital leases of $126.7 million, partially offset by proceeds from short-term borrowings of $101.1 million.

Revolving Credit Facility.    As of March 31, 2011, we had $175.0 million outstanding and the ability to borrow approximately $1,042.1 million under the Revolving Credit Facility. In April 2011, we borrowed $100.0 million under the Revolving Credit Facility and $30.0 million of undrawn letters of credit were cancelled. We continue to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course.

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

Supplemental Credit Facility.    On April 8, 2011, we entered into a new unsecured revolving credit facility (the “Supplemental Credit Facility”) that allows us to borrow $860.0 million and, subject to receiving additional commitments, up to $1.0 billion.

The borrower under the Supplemental Credit Facility is American Tower Corporation. The Supplemental Credit Facility has a term of five years and matures on April 8, 2016. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Supplemental Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. The Supplemental Credit Facility allows us to use borrowings for our and our subsidiaries’ working capital needs and other general corporate purposes (including without limitation, to refinance or repurchase other indebtedness and, provided certain conditions are met, to repurchase our equity securities, in each case without additional lender approval).

Term Loan.    On March 24, 2008, we entered into a $325.0 million term loan (“Term Loan”) pursuant to the Revolving Credit Facility. The Term Loan is governed by the terms of the loan agreement for the Revolving Credit Facility. Consistent with the terms of the Revolving Credit Facility, the borrower under the Term Loan is American Tower Corporation, and the maturity date for the Term Loan is June 8, 2012. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium.

Colombian Short-Term Credit Facility.    In connection with the purchase of the exclusive rights for towers from Colombia Telecomunicaciones S.A. E.S.P (“Coltel”), we entered into a 72.8 billion Colombian Peso-denominated revolving credit facility on September 3, 2010. On November 24, 2010, we increased the revolving credit facility by 66.3 billion Colombian Pesos. As of March 31, 2011, we had 139.1 billion Colombian Pesos (approximately $74.3 million) outstanding under this credit facility, which is due May 26, 2011.

South African Bridge Loan.    In connection with the acquisition of 959 communications sites from Cell C (Pty) Limited (“Cell C”), we entered into a 695.4 million South African Rand-denominated bridge loan (“Bridge Loan”) on March 2, 2011. As of March 31, 2011, 695.4 million South African Rand (approximately $102.7 million) was outstanding under the Bridge Loan. The Bridge Loan matures on September 30, 2011.

Stock Repurchase Programs.    During the three months ended March 31, 2011, we continued to repurchase shares of our Common Stock pursuant to our publicly announced stock repurchase program, as described below.

In February 2008, our Board of Directors approved a stock repurchase program for the repurchase of up to $1.5 billion of our Common Stock (“2008 Buyback”). During the three months ended March 31, 2011, we repurchased 2.4 million shares of our Common Stock for an aggregate of $122.7 million, including commissions and fees, pursuant to the 2008 Buyback. Between April 1, 2011 and April 22, 2011, we repurchased an additional 0.5 million shares of our Common Stock for an aggregate of $24.3 million, including commissions and fees. As of April 22, 2011, we had repurchased a total of 32.7 million shares of our Common Stock for an aggregate of $1.3 billion, including commissions and fees, pursuant to our 2008 Buyback.

In March 2011, our Board of Directors approved a new stock repurchase program, pursuant to which we are authorized to purchase up to an additional $1.5 billion of Common Stock.

Under each program, we are authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices in accordance with securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we plan to make purchases pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which allow us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

In the near term, we expect to fund any further repurchases of our Common Stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under each program are subject to us having available cash to fund repurchases.

Sales of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan, upon the exercise of stock options granted under our equity incentive plans and upon the exercise of warrants to purchase our equity securities. For the three months ended March 31, 2011, we received an aggregate of approximately $10.2 million in proceeds upon exercises of stock options.

Contractual Obligations.    Our contractual obligations relate primarily to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in our May 2007 securitization transaction (the “Securitization”), borrowings under our Revolving Credit Facility and Term Loan and our outstanding notes.

The following table summarizes our borrowings under our Revolving Credit Facility and Term Loan, and the balance outstanding under our notes and the certificates issued in the Securitization and certain other debt, as of March 31, 2011 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	April 15, 2014	(1)
Revolving Credit Facility	175,000	June 8, 2012
Term Loan	325,000	June 8, 2012
4.50% senior notes	999,240	January 15, 2018
5.05% senior notes	699,204	September 1, 2020
4.625% senior notes	599,381	April 1, 2015
7.00% senior notes	500,000	October 15, 2017
7.25% senior notes	295,519	May 15, 2019
South African Bridge Loan (2)	102,655	September 30, 2011
Colombian Short-Term Credit Facility (3)	74,319	May 26, 2011
Other debt, including capital leases	45,515

Total	$5,565,833

(1)	Anticipated repayment date; final legal maturity date is April 2037.
(2)	The South African Bridge Loan is denominated in South African Rand and was entered into in connection with the acquisition of towers from Cell C.
(3)	The Colombian Short-Term Credit Facility is denominated in Colombian Pesos and was entered into in connection with the purchase of the exclusive use rights for towers from Coltel.

A description of our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q. We classify uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $44.3 million as other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2011. We also classified approximately $25.8 million of accrued income tax related interest and penalties as other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2011.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2010, our liquidity is dependent on our ability to generate cash flow from operating activities, borrow funds under our Revolving Credit Facility and maintain compliance with the contractual agreements governing our indebtedness. As discussed below, the loan agreements relating to the Securitization and to our Revolving Credit Facility and Term Loan contain certain financial ratios and operating covenants and other restrictions that could impact our liquidity. We believe that the foregoing debt agreements and indentures represent those of our material debt agreements that incorporate covenants, the compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

Restrictions Under Loan Agreement Relating to Revolving Credit Facility and Term Loan.    The loan agreement for the Revolving Credit Facility and Term Loan contains certain financial ratios and operating covenants and other restrictions applicable to us and all of our subsidiaries designated as restricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreement also contains covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. As of March 31, 2011, we were in compliance with each of these covenants.

•

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (as defined in the loan agreement) of 6.00 to 1.00. Based on our financial performance for the 12 months ended March 31, 2011, we could incur approximately $2.55 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $426 million and we would still remain in compliance with this ratio.

•

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the 12 months ended March 31, 2011, we could incur approximately $2.29 billion of additional Senior Secured Debt and still remain in compliance with this ratio. In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $763 million and we would still remain in compliance with this ratio.

•

Interest Coverage Ratio: This ratio requires that we maintain a ratio of Adjusted EBITDA to Interest Expense of not less than 2.50 to 1.00. Based on our financial performance for the 12 months ended March 31, 2011, our interest expense, which was $253 million for that period, could increase by approximately $290 million and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, our revenues could decrease by approximately $724 million and we would still remain in compliance with this ratio.

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

Under the terms of the Securitization loan agreement, the loan will be paid solely from the cash flows generated by the towers subject to the Securitization, which must be deposited, and thereafter distributed, solely pursuant to the terms of the Securitization loan. The Borrowers are required to make monthly payments of interest on the Securitization loan. On a monthly basis, all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the Securitization loan, referred to as excess cash flow, is to be released to the Borrowers for distribution to us. During the three months ended March 31, 2011, the Borrowers distributed excess cash to us of approximately $122.0 million.

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

As of March 31, 2011, the Borrowers’ DSCR was 3.54x. Based on the Borrowers’ net cash flow for the calendar quarter ended March 31, 2011 and the amount of interest, servicing fees and trustee fees payable over the succeeding 12 months on the Securitization loan, the Borrowers could endure a reduction of approximately $221.4 million in net cash flow before triggering a Cash Trap DSCR, and approximately $236.2 million in net cash flow before triggering an Amortization Period.

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

For more information regarding the terms of our outstanding indebtedness, please see note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of assets, asset retirement obligations, accounting for acquisitions, revenue recognition, rent expense, stock-based compensation, and income taxes, which we discussed in our Annual Report on Form 10-K for the year ended December 31, 2010. Management bases its estimates on historical experience and other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2011. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Adopted Accounting Standards

In October 2009, the FASB issued new guidance which establishes accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance requires companies to allocate the overall consideration to each deliverable under the arrangement using the estimated selling prices in the absence of vendor specific objective evidence or third-party evidence of selling price for deliverables. This guidance was effective for any contracts entered into, or materially modified by us as of January 1, 2011 and did not have a material impact on our condensed consolidated results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following tables provide information as of March 31, 2011 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

As of March 31, 2011

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$178,105	$1,056	$604	$1,750,463	$600,477	$2,541,784	$5,072,489	$5,241,480
Average Interest Rate (a)	6.56%	5.48%	7.53%	5.61%	4.63%	5.54%
Variable Rate Debt (a)		$500,000					$500,000	$495,000

(a)	As of March 31, 2011, variable rate debt consisted of our Revolving Credit Facility ($175.0 million drawn) and Term Loan ($325.0 million) included above based on the June 8, 2012 maturity date. As of March 31, 2011, fixed rate debt consisted of: the Certificates issued in the Securitization ($1.75 billion); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of March 31, 2011 was $295.5 million); the 7.00% senior notes due 2017 ($500.0 million); the 4.625% senior notes due 2015 ($600.0 million principal amount due at maturity, the balance as of March 31, 2011 was $599.4 million); the 5.05% senior notes due 2020 ($700.0 million principal amount due at maturity, the balance as of March 31, 2011 was $699.2 million); the 4.50% Notes due 2018 ($1.0 billion principle amount due at maturity, the balance as of March 31, 2011 was $999.2 million); and other debt of $222.5 million (including the Colombian Short-Term Credit Facility and the South African Bridge Loan). Interest on the Revolving Credit Facility and Term Loan is payable in accordance with the applicable London Interbank Offered Rate (“LIBOR”) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at March 31, 2011 for the Revolving Credit Facility and Term Loan was 0.96%. For the three months ended March 31, 2011, the weighted average interest rate under the Revolving Credit Facility and Term Loan was 2.78%.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2011, was comprised of $175.0 million under the Revolving Credit Facility and $325.0 million under the Term Loan. A 10% increase, or approximately 10 basis points, in current interest rates would have caused an additional pre-tax charge to our net income and an immaterial increase in our cash outflows for the three months ended March 31, 2011.

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries in Brazil, Chile, Colombia, India, Mexico, Peru and South Africa. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in stockholders’ equity and as a component of comprehensive income.

For the three months ended March 31, 2011, approximately 23% of our revenues and approximately 30% of our operating expenses were denominated in foreign currencies, as compared to 16% and 21%, respectively, during the same period in 2010.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2011 used to translate our financial results to U.S. Dollars. As of March 31, 2011, the analysis indicated that such an adverse movement would cause our revenues, operating results and cash flows to fluctuate by less than 3%.

As of March 31, 2011, we have a substantial amount of additional intercompany debt and similar unaffiliated balances that are denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt has not been designated as being of long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains and losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances entered into in 2011 would result in approximately $53.0 million of unrealized losses that would be included in other income in our condensed consolidated statement of operations for the three months ended March 31, 2011.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 3, 2010, Horse-Shoe Capital (“Horse-Shoe”), a company formed under the laws of the Republic of Mauritius, filed a complaint in the Supreme Court of the State of New York, New York County, with respect to Horse-Shoe’s sale of XCEL Telecom Private Limited (“XCEL”) to American Tower Mauritius (“AT Mauritius”), our wholly-owned subsidiary formed under the laws of the Republic of Mauritius. The complaint names AT Mauritius, ATI and us as defendants, and the dispute concerns the timing and amount of distributions to be made by AT Mauritius to Horse-Shoe from a $7.5 million holdback escrow account and a $15.7 million tax escrow account, each established by the transaction agreements at the closing of the transaction. The complaint seeks release of the entire holdback escrow account, plus an additional $2.8 million, as well as the release of approximately $12.0 million of the tax escrow account. The complaint also seeks punitive damages in excess of $69.0 million. We filed an answer to the complaint in August 2010, disputing both the amounts alleged to be owed under the escrow agreements as well as the timing of the escrow distributions. We also asserted in our answer that the demand for punitive damages is meritless. The parties filed cross-motions for summary judgment concerning the release of the tax escrow account and in January 2011, the court granted our motion for summary judgment, finding no obligation for us to release the disputed portion of the tax escrow until 2013. Other claims remain pending. In March 2011, Horse-Shoe filed a motion for summary judgment seeking disbursement of $5.3 million of the holdback escrow account that it claims is undisputed. We have opposed the motion and are vigorously defending the lawsuit.

We periodically become involved in various claims and lawsuits that are incidental to our business. In our Annual Report on Form 10-K for the year ended December 31, 2010, we reported our material legal proceedings. Since the filing of our Annual Report, other than the legal proceedings discussed above, there have been no material developments with respect to any material legal proceedings to which we are a party. In the opinion of management, after consultation with counsel, other than the legal proceedings discussed above and in note 10 to our condensed consolidated financial statements included herein, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

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

Significant consolidation among our tenants may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ networks may be redundant. For example, in connection with the proposed combination of AT&T Inc. and T-Mobile USA and the combinations of Verizon Wireless and ALLTEL (to form Verizon Wireless), Cingular and AT&T Wireless (to form AT&T Mobility) and Sprint PCS and Nextel (to form Sprint Nextel) in the United States, and of Iusacell Celular and Unefon (now under the common ownership of Grupo Iusacell) in Mexico, the combined companies either rationalized or have announced plans to rationalize duplicative parts of their networks, which may result in the decommissioning of certain equipment on our communications sites. We would expect a similar outcome in India if the anticipated consolidation of certain tenants occurs. In addition, certain combined companies have undergone or are currently undergoing a modernization of their networks, and these and other tenants could determine not to renew leases with us as a result. Our future results may be negatively impacted if a significant number of these leases are terminated, and our ongoing contractual revenues would be reduced as a result. Similar consequences might occur if wireless service providers engage in extensive sharing, roaming or resale arrangements as an alternative to leasing on our communications sites.

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

Due to the long-term nature of our tenant leases, we, like others in the tower industry, depend on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. In the past, we have had tenants that have filed for bankruptcy, although to date these bankruptcies have not had a material adverse effect on our business or revenues. In addition, many of our tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures, and the downturn in the economy and the disruptions in the financial and credit markets have periodically made it more difficult and more expensive to raise capital. If our tenants or potential tenants are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our communications sites and our network development services business. If, as a result of a prolonged economic downturn or otherwise, one or more of our significant tenants experienced financial difficulties or filed for bankruptcy, it could result in uncollectable accounts receivable and an impairment on our deferred rent asset, tower asset, network location intangible asset, customer relationship intangible asset or customer base intangible asset. In addition, it could result in the loss of significant tenants and all or a portion of our anticipated lease revenues from certain tenants, all of which could have a material adverse effect on our business, results of operations and financial condition.

Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.

Our international business operations and our expansion into new markets in the future could result in adverse financial consequences and operational problems not typically experienced in the United States. For the three months ended March 31, 2011, approximately 23% of our consolidated revenue was generated by our international operations. We anticipate that our revenues from our international operations will grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

We anticipate that we may need additional financing to fund capital expenditures, to fund future growth and expansion initiatives and to return capital to stockholders.

In order to fund capital expenditures, to fund future growth and expansion initiatives and to return capital to our stockholders, we may need to raise additional capital through financing activities. We believe our cash provided by operations for the year ending December 31, 2011 will sufficiently fund our cash needs for operations, capital expenditures and cash debt service (interest and principal repayments) obligations for 2011. However, we anticipate that we may need to obtain additional sources of capital in the future to fund capital expenditures and growth initiatives and to support additional return of capital to stockholders. Depending on market conditions, we may seek to raise capital through credit facilities or debt or equity offerings. Additionally, a downgrade of our credit rating below investment grade could negatively impact our ability to access credit markets or preclude us from obtaining funds on investment grade terms and conditions. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund our capital expenditures, to fund future growth and expansion initiatives or to return capital to our stockholders.

A substantial portion of our revenue is derived from a small number of customers.

A substantial portion of our total operating revenues is derived from a small number of tenants. For the three months ended March 31, 2011, four customers accounted for approximately 74% of our domestic rental and management segment revenue; and four customers accounted for approximately 49% of our international rental and management segment revenue, and this concentration could be greater should potential acquisitions be approved by certain regulatory authorities. If any of these customers are unwilling or unable to perform its obligations under our agreements with it, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our customers, generally regarding the interpretation of terms in our leases. Although we have historically resolved these disputes in a manner that did not have a material adverse effect on us or our customer relationships, it is possible that such disputes could lead to a termination of our leases with customers or a material modification of the terms of those leases, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable customer could be terminated or damaged, which could lead to decreased revenues or increased costs, resulting in a corresponding adverse effect on our business, results of operations and financial condition.

Our largest international customer is Iusacell, which is the brand name under which a group of companies controlled by Grupo Iusacell, S.A. de C.V. (“Grupo Iusacell”) operates. Iusacell represented approximately 4% of our total revenue for the three months ended March 31, 2011. Grupo Iusacell has been engaged in a refinancing of a majority of its U.S. Dollar denominated debt, and in connection with this process, two of the legal entities of the group, including Grupo Iusacell, voluntarily filed for a pre-packaged Concurso Mercantil (a process substantially equivalent to Chapter 11 of U.S. Bankruptcy Law) with the backing of a majority of their financial creditors in December 2010 and subsequently concluded the process in April 2011 after a Mexican court ruled in favor of the refinancing plan presented by the two legal entities. As of March 31, 2011, Iusacell notes receivable, net, and related assets (which include financing lease commitments and a deferred rent asset that are primarily long-term in nature) were $20.1 million and $52.5 million, respectively.

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

Our business, and that of our tenants, is subject to federal, state, local and foreign regulation. In certain jurisdictions these regulations could be applied or enforced retroactively. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site, or site upgrades, thereby limiting our ability to respond to customer demands and requirements. Existing regulatory policies may materially and adversely affect the associated timing or cost of such projects and additional regulations may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could materially and adversely affect our business, results of operations and financial condition. For more information regarding the regulations we are subject to, please see Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Regulatory Matters.”

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. Approximately 86% of the communications sites in our portfolio as of March 31, 2011 are located on land we lease, but do not own. Approximately 87% of the ground leases for these sites have a final expiration date of 2020 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

Our leverage and debt service obligations may materially and adversely affect us.

As of March 31, 2011, we had approximately $5.6 billion of consolidated debt, and the ability to borrow additional amounts of approximately $1,042.1 million under our Revolving Credit Facility. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to, our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to draw down on our Revolving Credit Facility and our Supplemental Credit Facility, as of April 8, 2011, and obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would increase our total leverage.

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

•	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete;

•	limiting our ability to repurchase our Common Stock or make distributions to our stockholders; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that may have better access to capital resources.

Restrictive covenants in the loan agreements related to our Securitization, the loan agreements for the Revolving Credit Facility, Supplemental Credit Facility and Term Loan, and the indentures governing our debt securities could materially and adversely affect our business by limiting flexibility.

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

The loan agreements for the Revolving Credit Facility, Supplemental Credit Facility and the Term Loan each contain restrictive covenants, as well as requirements to comply with certain leverage and other financial maintenance tests, and thus may require that we limit our ability to take various actions, such as incurring additional debt, guaranteeing indebtedness, paying dividends or other distributions to shareholders, and engaging in various types of transactions, including mergers, acquisitions and sales of assets. Additionally, our indentures restrict our and our subsidiaries’ ability to incur liens securing our or their indebtedness. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities.

In addition, reporting and information covenants in our loan agreements and indentures require that we provide financial and operating information within certain time periods. If we are unable to timely provide the required information, we would be in breach of these covenants. For more information regarding the covenants and requirements discussed above, please see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Issuer Purchases of Equity Securities

During the three months ended March 31, 2011, we repurchased a total of 2,389,747 shares of our Common Stock for an aggregate of $122.7 million, including commissions and fees, pursuant to our publicly announced stock repurchase program, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2011	786,555	$50.84	786,555	$291.1
February 2011	481,849	53.94	481,849	265.1
March 2011	1,121,343	50.58	1,121,343	208.4

Total First Quarter	2,389,747	$51.34	2,389,747	$208.4

(1)	Repurchases made pursuant to the 2008 Buyback. Under this program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

Since March 31, 2011, we have continued to repurchase shares of our Common Stock pursuant to our 2008 Buyback. Between April 1, 2011 and April 22, 2011, we repurchased a total of 0.5 million shares of our Common Stock for an aggregate of $24.3 million, including commissions and fees, pursuant to this program.

ITEM 6.	EXHIBITS

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: May 5, 2011	By:	/s/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Loan Agreement, dated as of April 8, 2011, among the Company, as Borrower, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., Barclays Bank plc and JPMorgan Chase Bank, N.A., as Issuing Banks, Barclays Capital, as Syndication Agent and the several lenders that are parties thereto.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition